Form 10QSB
period 1995-03-31
FIRST BANCORP /NC/
filed 1995-05-12
CIK 811589

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              ___________________

                                  FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                                 March 31, 1995
                              ___________________

                        Commission File Number  0-15572


                                 FIRST BANCORP
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

             North Carolina                                   56-1421916
- ---------------------------------------                ------------------------
    (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                     Identification Number)

    341 North Main Street, Troy, North Carolina               27371-0508
- --------------------------------------------------     ------------------------
     (Address of Principal Executive Offices)                 (Zip Code)

(Registrant's telephone number, including area code)        (910) 576-6171
                                                       ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        [ X ]   YES         [   ]   NO

     As of March 31, 1995, 1,504,185 shares of the registrant's Common
Stock, $5 par value, were outstanding. The registrant had no other classes of securities outstanding.

     Transitional Small Business Format     [   ]   YES         [ X ]   NO



===============================================================================

                                     INDEX
                        FIRST BANCORP AND SUBSIDIARIES


                                                                          Page

Part I.  Financial Information

Item 1 - Financial Statements
  CONSOLIDATED BALANCE SHEETS -
  March 31, 1995 and 1994
  (With Comparative Amounts at December 31, 1994)                            3

  STATEMENTS OF CONSOLIDATED INCOME -
  For the Periods Ended March 31, 1995 and 1994                              4

  STATEMENTS OF CONSOLIDATED CASH FLOWS -
  For the Periods Ended March 31, 1995 and 1994                              5

  STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS'EQUITY -
  For the Period Ended March 31, 1995
  and for the Year Ended December 31, 1994                                   6

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 7

Item 2 - Management's Discussion and Analysis of Consolidated
           Results of Operations and Financial Condition                     9


Part II.  Other Information

Item 6 - Exhibits and Reports on Form 8-K                                   18

Signatures                                                                  20

Exhibit Cross Reference Index                                               21

Part I.  Financial Information
Item 1 - Financial Statements
Consolidated Balance Sheets

                        FIRST BANCORP AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                   Mar 31,   Dec 31,   Mar 31,
($ in thousands)                                     1995      1994      1994
                                                  --------- --------- ---------
ASSETS
Cash & due from banks, noninterest bearing       $  10,094 $  12,588 $  14,378
Federal funds sold                                   6,262     6,660     1,850
                                                  --------- --------- ---------
  Total cash and cash equivalents                   16,356    19,248    16,228
                                                  --------- --------- ---------

Securities available for sale (approximate
  costs of $48,152, $47,249 and $54,627)            47,618    46,150    54,399
Securities held-to-maturity (approximate
  fair values of $22,236, $20,794 and $18,868)      21,999    20,942    18,229

Presold mortgages in process of settlement             701       631       333

Loans, net of unearned income                      186,414   185,749   159,196
  Less: Allowance for possible loan losses          (4,825)   (5,009)   (2,862)
                                                  --------- --------- ---------
  Net loans                                        181,589   180,740   156,334
                                                  --------- --------- ---------
Premises and equipment, net                          7,019     7,138     6,021
Accrued interest receivable                          2,376     2,235     1,950
Intangible assets                                    6,136     6,279       730
Other                                                5,696     6,250     3,941
                                                  --------- --------- ---------
Total assets                                     $ 289,490 $ 289,613 $ 258,165
                                                  ========= ========= =========

LIABILITIES
Deposits:  Demand                                $  36,655 $  40,390 $  30,839
           Savings, NOW and money market           102,074   103,879    94,644
           Time deposits of $100,000 or more        27,962    24,615    19,058
           Other time deposits                      90,577    89,546    83,739
                                                  --------- --------- ---------
           Total deposits                          257,268   258,430   228,280
Accrued interest on deposits                         1,252     1,144       860
Other                                                1,411     1,249     1,319
                                                  --------- --------- ---------
Total liabilities                                  259,931   260,823   230,459
                                                  --------- --------- ---------
SHAREHOLDERS'EQUITY
Common stock, $5 par value per share
  Authorized:  12,500,000 shares
  Issued and outstanding:  1,504,185 shares          7,521     7,521     7,521
Capital surplus                                     11,308    11,308    11,308
Retained earnings                                   11,084    10,624     9,016
Unrealized loss on securities
  available for sale, net of income taxes             (354)     (663)     (139)
                                                  --------- --------- ---------
Total shareholders'equity                          29,559    28,790    27,706
                                                  --------- --------- ---------
Total liabilities and shareholders'equity       $ 289,490 $ 289,613 $ 258,165
                                                  ========= ========= =========

See Notes to Consolidated Financial Statements.

Statements Of Consolidated Income

                        FIRST BANCORP AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME

                                                            Three Months Ended
                                                                  Mar 31,
($ in thousands except per share data)                         1995      1994
                                                            --------- ---------
INTEREST INCOME
Interest and fees on loans                                 $   4,394 $   3,320
Interest on investment securities:
  Taxable interest income                                        648       643
  Exempt from income taxes                                       267       244
Other, principally federal funds sold                            120        54
                                                            --------- ---------
  Total interest income                                        5,429     4,261
                                                            --------- ---------
INTEREST EXPENSE
Time deposits of $100,000 or more                                359       190
Other time and savings deposits                                1,580     1,223
                                                            --------- ---------
  Total interest expense                                       1,939     1,413
                                                            --------- ---------
NET INTEREST INCOME                                            3,490     2,848
Provision for possible loan losses                               100       137
                                                            --------- ---------
NET INTEREST INCOME AFTER PROVISION
  FOR POSSIBLE LOAN LOSSES                                     3,390     2,711
                                                            --------- ---------
OTHER INCOME
Service charges on deposit accounts                              537       431
Commissions from insurance sales                                  98        62
Other charges, commissions and fees                              214       168
Data processing fees                                              17        40
Securities gains                                                  -         34
                                                            --------- ---------
  Total other income                                             866       735
                                                            --------- ---------
OTHER EXPENSES
Salaries                                                       1,190       980
Employee benefits                                                353       286
                                                            --------- ---------
  Total personnel expense                                      1,543     1,266
Net occupancy expense                                            209       179
Equipment related expenses                                       207       232
Other                                                          1,273       889
                                                            --------- ---------
  Total other expenses                                         3,232     2,566
                                                            --------- ---------
INCOME BEFORE INCOME TAXES                                     1,024       880
Income taxes                                                     309       237
                                                            --------- ---------
NET INCOME                                                 $     715 $     643
                                                            ========= =========
PER SHARE AMOUNTS
Net income                                                 $    0.48 $    0.43
Cash dividends declared                                         0.17      0.16

See Notes to Consolidated Financial Statements.

Statements Of Consolidated Cash Flows

                        FIRST BANCORP AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                            Three Months Ended
                                                                  Mar 31,
($ in thousands)                                               1995      1994
                                                            --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $     715 $     643
  Adjustments to reconcile net income to
  net cash provided by operations:
    Provision for loan losses                                    100       137
    Net security premium amortization/discount accretion           2         9
    Loan fees and costs deferred net of amortization             (15)       -
    Depreciation of premises and equipment                       184       192
    Amortization of intangible assets                            143        40
    Realized and unrealized other real estate losses              20        -
    Provision for deferred income taxes                          (61)       (1)
    Gain on sale of investment securities                         -        (34)
  Changes in operating assets and liabilities:
    Increase in accrued interest receivable                     (141)      (20)
    Decrease in other assets                                     332       123
    Increase (decrease) in accrued interest payable              108       (11)
    Decrease in other liabilities                               (245)     (900)
    Increase in income taxes payable                              -        222
                                                            --------- ---------
  Net cash provided by operating activities                    1,142       400
                                                            --------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                  (13,263)  (12,841)
  Purchase of securities held-to-maturity                     (1,283)   (2,014)
  Proceeds from sale of securities available for sale             -        715
  Proceeds from maturities/issuer calls of securities
    available for sale                                        12,365     6,924
  Proceeds from maturities/issuer calls of securities
    held-to-maturity                                             218       130
  Net increase in loans                                         (995)   (2,028)
  Net purchases of premises and equipment                        (65)      (23)
                                                            --------- ---------
  Net cash used in investing activities                       (3,023)   (9,137)
                                                            --------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                         (1,162)    1,237
  Cash dividends paid                                           (256)     (226)
                                                            --------- ---------
  Net cash provided by (used in) financing activities         (1,418)    1,011
                                                            --------- ---------
DECREASE IN CASH AND CASH EQUIVALENTS                         (3,299)   (7,726)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                19,248    23,954
                                                            --------- ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  15,949 $  16,228
                                                            ========= =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                 $   1,831 $   1,424
  Income taxes                                                    48        15
Non-cash transactions:
  Foreclosed loans transferred to other real estate               61        39
  Reclassification of securities available for sale               -     49,288
  Increase (decrease) in market value of securities
    available for sale                                           564      (229)

See Notes to Consolidated Financial Statements.

Statements Of Changes In Consolidated Shareholders'Equity

                        FIRST BANCORP AND SUBSIDIARIES
          STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS'EQUITY

                        Common Stock                                    Share-
                    -------------------  Capital   Retained            holders'
(in thousands)        Shares    Amount   Surplus   Earnings   Other     Equity
                    --------- --------- --------- --------- --------- ---------
BALANCES,
  January 1, 1994      1,504 $   7,521 $  11,308 $   8,614 $      -  $  27,443

Unrealized gain on
  securities classified
  as available for sale
  upon adoption of
  SFAS No. 115                                                   254       254
Net income                                           2,987               2,987
Cash dividends
  declared                                            (977)               (977)
Net adjustment
  for securities
  available for sale                                            (917)     (917)
                    --------- --------- --------- --------- --------- ---------
BALANCES,
  December 31, 1994    1,504     7,521    11,308    10,624      (663)   28,790

Net income                                             715                 715
Cash dividends
  declared                                            (255)               (255)
Net adjustment
  for securities
  available for sale                                             309       309
                    --------- --------- --------- --------- --------- ---------
BALANCES,
  March 31, 1995       1,504 $   7,521 $  11,308 $  11,084 $    (354)$  29,559
                    ========= ========= ========= ========= ========= =========

See Notes to Consolidated Financial Statements.

                        FIRST BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Periods Ended March 31, 1995 and 1994

NOTE 1
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of March 31, 1995 and 1994 and the consolidated results of operations and consolidated cash flows for the periods ended
March 31, 1995 and 1994 and changes in consolidated shareholders'equity for the period ended March 31, 1995. Reference is made to the notes to consolidated financial statements for the year ended December 31, 1994 filed with the Annual Report on Form 10-KSB for a discussion of accounting policies and other relevant information with respect to the financial statements.

NOTE 2
The results of operations for the periods ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. Earnings per share were computed by dividing net income by average common shares outstanding. Common stock equivalents resulting from the Company's stock option plan were not considered in the earnings per share computation due to immateriality.

NOTE 3
Certain amounts reported in the period ended March 31, 1994 have been reclassified to conform with the presentation for March 31, 1995.

NOTE 4
Based on management's evaluation of the loan portfolio, current economic conditions and other risk factors, the Company's allowance for possible loan losses was $4,825,000 as of March 31, 1995 compared to $5,009,000 and $2,862,000 as of December 31, 1994 and March 31, 1994, respectively.
These reserve levels represented 2.59%, 2.70% and 1.80% of total loans as of March 31, 1995, December 31, 1994 and March 31, 1994, respectively. Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and foreclosed, repossessed and idled properties. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                   Mar 31,   Dec 31,   Mar 31,
($ in thousands)                                     1995      1994      1994
                                                  --------- --------- ---------
Nonperforming loans:
  Nonaccrual loans                               $   1,374 $   1,724 $   2,299
  Restructured loans                                   724       252       538
                                                  --------- --------- ---------
Total nonperforming loans                            2,098     1,976     2,837
Foreclosed, repossessed and idled
  properties (included in other assets)              2,676     2,976     1,791
                                                  --------- --------- ---------
Total nonperforming assets                       $   4,774 $   4,952 $   4,628
                                                  ========= ========= =========
Nonperforming loans as a percentage of total loans    1.13%     1.06%     1.78%
Allowance for possible loan losses as a percentage
  of nonperforming loans                            229.98%   253.49%   100.88%
Nonperforming assets as a percentage of loans and
  foreclosed, repossessed and idled properties        2.52%     2.62%     2.87%
Nonperforming assets as a percentage of
  total assets                                        1.65%     1.71%     1.79%

                        FIRST BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Periods Ended March 31, 1995 and 1994

NOTE 5
On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting by Creditors for Impairment of a Loan." This statement addresses the accounting by creditors for impairment of certain loans. Under the new statement, the 1995 allowance for possible loan losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for possible loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

As of March 31, 1995, loans included within the scope of SFAS No. 114 and considered impaired loans totaled approximately $332,000 and had allocated loan loss reserves of approximately $125,000. No direct write-downs have been taken on impaired loans as of March 31, 1995. The average quarterly investment in impaired loans was approximately $244,000. The interest income that would have been accrued during the quarter on these impaired loans was insignificant and there was no interest income recognized on these loans.

Item 2 - Management's Discussion and Analysis of Consolidated
           Results of Operations and Financial Condition

RESULTS OF OPERATIONS

     Net income for the quarter ended March 31, 1995 increased 11.2% to $715,000, or $0.48 per share, compared to $643,000, or $0.43 per share, for the third quarter of 1994. The earnings increase was achieved through the combination of higher net interest income resulting from increasing loan volume and higher noninterest income in 1995.

     Although not significantly impacting net income, the acquisition of Central State Bank ("Central") in High Point, North Carolina did increase the components of net income, specifically net interest income and noninterest income and expenses. See "Completed Acquisition" below for a discussion of the terms of the purchase.

     Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs on deposits and other funds needed to support those assets.
Net interest income increased by $642,000, or 22.5%, when comparing the first quarter of 1995 with the first quarter of 1994, primarily because of growth in loan volume. Approximately $402,000 of the increase for the quarter was attributable to the acquisition of Central. Increases in future market interest rates could have a negative impact on net interest income if portfolio mixes are held constant and rate-sensitive liabilities reprice upward more rapidly than rate-sensitive earning assets. The Company manages portfolio mixes to minimize changes in net interest income due to changing rates. The Company continues to experience a change in the loan mix to variable rate loans from fixed rate loans as well as a shift to savings, NOW and money market deposits from time deposits.

     The provision for possible loan losses for the quarter decreased $37,000 to $100,000. Provisions for possible loan losses are based on management's evaluation of the loan portfolio, as discussed under "Financial Condition" below.

     Noninterest income increased 17.8% for the first quarter primarily because of the newly acquired operations in High Point. Data processing fees declined by $23,000 for the quarter. The Company reported no gains from the sale of securities in the first quarter of 1995 compared to the $34,000 in securities gains reported in the first quarter of 1994.

     Noninterest expenses, or overhead, increased 26.0% to $3,232,000 for the first quarter of 1995, primarily because of the incremental overhead associated with the acquisition of Central. Driving the quarterly change, personnel expenses increased $277,000, or 21.9%, of which $224,000 was related to acquired personnel, and other noninterest expenses increased $389,000, or 29.9%, of which approximately $439,000 was attributable to Central's operations.

     Income taxes increased $72,000, or 30.4%, for the first quarter, while the effective tax rates were 30.2% and 26.9% for the quarters ended March 31, 1995 and 1994, respectively. The increase was primarily attributable to larger levels of nondeductible intangible amortization associated with the acquisition of Central.

FINANCIAL CONDITION

     The Company's total assets were $289.5 million at March 31, 1995, an increase of $31.3 million, or 12.1%, from March 31, 1994. Interest-earning assets increased by 12.2% compared to March 31, 1994. Loans, the primary interest-earning asset, increased by 17.1% during this same period. The
$2 million increase in the allowance for loan losses was largely attributable to the acquisition of Central. Premises and equipment, intangible assets and other assets increased $1 million, $5.4 million and $2.2 million, respectively. Deposits increased $29 million, or 12.7%. The balance sheet changes were largely attributable to the acquisition of Central. An estimated $5.8 million intangible asset resulted from the acquisition due to purchase accounting. The increases in deposits were primarily in the categories of core deposits and time deposits less than $100,000. The Company has continued to experience a shift in the mix of its deposits to savings, NOW and money market accounts away from time deposits. The Company's cost of funds has remained relatively low compared to that of its competitors. The Company does not rely heavily on large deposits of $100,000 or more to fund asset growth and has not traditionally engaged in obtaining deposits through brokers. Since December 31, 1994, the Company experienced annualized growth of 4.3% in earning assets while total assets and deposits remain near year-end levels.

NONPERFORMING ASSETS

     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days, restructured loans, foreclosed repossessed and idled properties. The following table summarizes the Company's nonperforming assets at the dates indicated.

                                                   Mar 31,   Dec 31,   Mar 31,
($ in thousands)                                     1995      1994      1994
                                                  --------- --------- ---------
Nonperforming loans:
  Nonaccrual loans                               $   1,374 $   1,724 $   2,299
  Restructured loans                                   724       252       538
                                                  --------- --------- ---------
Total nonperforming loans                            2,098     1,976     2,837
Foreclosed, repossessed and idled
  properties (included in other assets)              2,676     2,976     1,791
                                                  --------- --------- ---------
Total nonperforming assets                       $   4,774 $   4,952 $   4,628
                                                  ========= ========= =========
Nonperforming loans as a percentage of total loans    1.13%     1.06%     1.78%
Allowance for possible loan losses as a percentage
  of nonperforming loans                            229.98%   253.49%   100.88%
Nonperforming assets as a percentage of loans and
  foreclosed, repossessed and idled properties        2.52%     2.62%     2.87%
Nonperforming assets as a percentage of
  total assets                                        1.65%     1.71%     1.79%

     Nonperforming assets were $4,774,000, $4,952,000 and $4,628,000 as of
March 31, 1995, December 31, 1994 and March 31, 1994, respectively. Nonperforming assets as of March 31, 1995 include approximately $804,000 of nonperforming assets related to Central. Management has reviewed the collateral for the nonperforming assets, specifically including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for possible loan losses discussed below.

     A loan is placed on nonaccrual status when, in management's judgment, the collection of interest appears doubtful. Interest on loans that are classified as nonaccrual is recognized when received. The accrual of interest is discontinued on all loans that become 90 days past due with respect to principal or interest. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms. If the nonaccrual loans and restructured loans as of March 31, 1995 and 1994 had been current in accordance with their original terms and had been outstanding throughout the three month period (or since origination or acquisition if held for part of the three month period), gross interest income in the amounts of approximately $34,000 and $47,000 for nonaccrual loans and $19,000 and $9,000 for restructured loans would have been recorded for the three months ended March 31, 1995 and 1994, respectively. Interest income on such loans that was actually collected and included in net income in the three months ended March 31, 1995 and 1994 amounted to approximately $386 and $336 for nonaccrual loans and $8,000 and $12,000 for restructured loans, respectively.

     Nonperforming loans are defined as nonaccrual loans, loans past due 90 or more days and restructured loans. As of March 31, 1995, December 31, 1994 and March 31, 1994, nonperforming loans were approximately 1.13%, 1.06% and 1.78%, respectively, of the total loans outstanding at such dates. Nonaccrual loans decreased $925,000, or 40.2%, to approximately $1,374,000 compared to March 31, 1994 and decreased approximately $350,000, or 20.3%, since year-end. As of March 31, 1995, the largest nonaccrual loan balance was $172,000 while the average balance of all nonaccrual loans was approximately $37,000. Approximately $215,000 in nonperforming loans were attributable to the Central acquisition. The Company's management believes that collateral values related to nonperforming loans exceed the loan balances.

     In addition to the nonperforming loan amounts discussed above, management believes that an estimated $3,500,000-$3,900,000 of loans that are currently performing in accordance with their contractual terms may potentially develop problems depending upon the particular financial situations of the borrowers and economic conditions in general. These loans were considered in determining the appropriate level of the allowance for possible loan losses. See "Summary of Loan Loss Experience" below.

     Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in the problem loan amounts above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     As of March 31, 1995, the Company owned foreclosed and repossessed assets totaling approximately $2,676,000, which consisted principally of several parcels of foreclosed real estate. Three parcels with carrying values of approximately $267,000, $458,000 and $730,000 accounted for 54% of the total. In addition, approximately $589,000 was added as a result of the acquisition of Central. The Company's management has reviewed recent appraisals of these properties and has concluded that their fair values, less estimated costs to sell, exceeds the respective carrying values at March 31, 1995. See "Contingent Matters" below for a discussion of legal matters related to foreclosed properties.

SUMMARY OF LOAN LOSS EXPERIENCE

     The allowance for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance.

     The factors that influence management's judgment in determining the amount charged to operating expense include past loan loss experience, composition of the loan portfolio (including off-balance sheet commitments), evaluation of possible future losses and current economic conditions.

     The Company's bank subsidiary uses a loan analysis and grading program to facilitate its evaluation of possible future loan losses and the adequacy of its allowance for possible loan losses, otherwise referred to as its loan loss reserve. In this program, a "watch list" is prepared and monitored monthly by management and is tested quarterly by the bank's Internal Audit Department. The list includes loans that management identifies as having potential credit weaknesses in addition to loans past due 90 days or more, nonaccrual loans and remaining unpaid loans identified during previous examinations.

     As reflected in the table below, Central's reserve level significantly increased the post-acquisition loan loss reserves of the Company. The allowance for loan losses in the amount of approximately $2,487,000 that Central had recorded prior to the acquisition was based largely on its levels of nonperforming assets and potential problem loans. Prior to the acquisition and during the performance of "due diligence" regarding Central, the Company's management became aware of substantial differences between the credit underwriting practices of Central and those of the Company.
Management believes the current level of reserves is appropriate and sufficient to afford the Company the opportunity to conform Central's loan portfolio to the underwriting standards of the Company.

     Based on management's evaluation of the loan portfolio and economic conditions, a provision for possible loan losses of $100,000 was added to the allowance for possible loan losses during the first quarter of 1995. The quarterly provision for loan losses made during 1995 was less than that made during the corresponding period of 1994 because nonperforming loans and nonperforming assets, excluding the effect of the Central acquisition, decreased to amounts of approximately $1,159,000 and $724,000, respectively. Therefore, this provision was considered adequate in light of the information available to management. At March 31, 1995, the allowance allowance stood at $4,825,000, compared to $5,009,000 at December 31, 1994 and $2,862,000 at March 31, 1994. At March 31, 1995, the allowance for possible loan losses was approximately 230% of total nonperforming loans, compared to corresponding percentages of 253% at December 31, 1994 and 101% at March 31, 1994. The increase was caused primarily by the additional loan loss allowance acquired through the merger with Central.

     The allowance for possible loan losses was 2.59%, 2.70% and 1.80% of total loans as of March 31, 1995, December 31, 1994 and March 31, 1994 respectively. Management considers the reserve levels adequate to cover possible loan losses on the loans outstanding as of each reporting date. It must be emphasized, however, that the determination of the reserve using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for possible loan losses or future charges to earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for possible loan losses and losses on other real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available at the time of such examinations.

     For the periods indicated, the following table summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance arising from charge-offs and recoveries by category, and additions to the allowance that have been charged to expense.

                                                    Three               Three
                                                   Months      Year    Months
                                                    Ended     Ended     Ended
                                                   Mar 31,   Dec 31,   Mar 31,
($ in thousands)                                     1995      1994      1994
                                                  --------- --------- ---------
Loans outstanding at period end                  $ 186,414 $ 185,749 $ 159,196
                                                  ========= ========= =========
Average loans outstanding during period          $ 184,305 $ 168,167 $ 157,109
                                                  ========= ========= =========
Allowance for possible loan losses at
  beginning of period                            $   5,009 $   2,797 $   2,797
Addition related to acquired bank                       -      2,487        -

Loans charged off:
  Commercial, financial and agricultural              (200)     (242)       -
  Real estate - mortgage                               (60)     (207)      (60)
  Installment loans to individuals                     (46)     (354)      (23)
                                                  --------- --------- ---------
  Total charge-offs                                   (306)     (803)      (83)
                                                  --------- --------- ---------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural                 3        11         1
  Real estate - mortgage                                 1        79        -
  Installment loans to individuals                      18        51        10
                                                  --------- --------- ---------
  Total recoveries                                      22       141        11
                                                  --------- --------- ---------
Net charge-offs                                       (284)     (662)      (72)

Additions to the allowance charged to expense          100       387       137
                                                  --------- --------- ---------
Allowance for possible loan losses at
  end of period                                  $   4,825 $   5,009 $   2,862
                                                  ========= ========= =========
Ratios:
  Net charge-offs to average loans during period      0.15%     0.39%     0.05%
  Net charge-offs to loans at end of period           0.15%     0.36%     0.05%
  Allowance for possible loan losses to
    average loans during period                       2.62%     2.98%     1.82%
  Allowance for possible loan losses to
    loans at end of period                            2.59%     2.70%     1.80%
  Net charge-offs to
    allowance for possible loan losses                5.89%    13.22%     2.52%
  Net charge-offs to
    provision for possible loan losses              284.00%   171.06%    52.55%

     Based on the results of the aforementioned loan analysis and grading program and management's evaluation of the allowance for possible loan losses at March 31, 1995, there have been no material changes to the allocation of the allowance for possible loan losses among the various categories of loans since December 31, 1994.

LIQUIDITY

     The Company's liquidity is determined by its ability to convert assets to cash or acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. The Company's primary liquidity sources are cash and due from banks, federal funds sold and other short-term investments. In addition, the Company (through its bank subsidiary) has the ability, on a short-term basis, to purchase federal funds from other financial institutions. The Company has not traditionally had to rely on the purchase of federal funds as a source of liquidity. As contemplated in the Company's cash acquisition of Central through the Bank, the loan to deposit ratio has increased to levels more typical of the Bank's North Carolina peer group. The Company's management believes its liquidity sources are within acceptable levels and remain adequate to meet its operating needs.

CAPITAL RESOURCES

     The Company is required by its own policies and by applicable federal regulations to maintain certain capital levels. The Company's ratio of stated capital to total assets was 10% as of March 31, 1995 and 1994 and December 31, 1994. In an effort to achieve a measurement of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, the various financial institution regulators have adopted modifications to their minimum capital guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to the financial institution's relative level of those capital components and the level of risk associated with various types of assets of that financial institution. The guidelines call for minimum adjusted capital of 8% of risk-adjusted assets. As of March 31, 1995, the Company's total risk-based capital ratio was approximately 13.6%.

     In addition to the risk-based capital requirements described above, the Company is subject to a leverage capital requirement, which calls for a minimum ratio of leverage capital, as defined in the regulations, to quarterly average total assets of 3-5%. As of March 31, 1995, the Company's leverage capital ratio was approximately 8.4%.

     The Company is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.

     As of March 31, 1995, December 31, 1994 and March 31, 1994, the Company was in compliance with all existing capital requirements, as summarized in the following table:

                                                   Mar 31,   Dec 31,   Mar 31,
($ in thousands)                                     1995      1994      1994
                                                  --------- --------- ---------
Tier I capital:
    Total stated shareholders'equity            $  29,559 $  28,790 $  27,706
    Less:  Intangible assets                         6,136     6,279       730
           Unrealized holding loss
             on securities available for
             sale, net of income taxes                (354)     (663)     (139)
                                                  --------- --------- ---------
Total Tier I leverage capital                       23,777    23,174    27,115
                                                  --------- --------- ---------
Tier II capital:
    Allowable allowance for loan losses              2,448     2,535     2,208
                                                  --------- --------- ---------
Tier II capital additions                            2,448     2,535     2,208
                                                  --------- --------- ---------
Total capital                                    $  26,225 $  25,709 $  29,323
                                                  ========= ========= =========

Risk-adjusted assets                             $ 195,827 $ 208,438 $ 176,624
Tier I risk-adjusted assets (includes Tier I
  capital adjustments)                             190,045   202,822   176,033
Tier II risk-adjusted assets (includes Tiers I
  and II capital adjustments)                      192,493   205,357   178,241
Quarterly average total assets                     287,487   289,904   253,873
Adjusted quarterly average total assets
  (includes Tier I capital adjustments)            281,705   284,288   253,282

Risk-based capital ratios:
    Tier I capital                                   12.51%    11.43%    15.40%
    Minimum required Tier I capital                   4.00%     4.00%     4.00%
    Total risk-based capital                         13.62%    12.52%    16.45%
    Minimum required total risk-based capital         8.00%     8.00%     8.00%
Leverage capital ratios:
    Tier I leverage capital ratio                     8.44%     8.15%    10.71%
    Minimum required Tier I leverage capital        3-5.00%   3-5.00%   3-5.00%

COMPLETED ACQUISITION

     The Company completed its acquisition of Central State Bank in High Point, North Carolina, in a cash purchase on August 25, 1994. Pursuant to the terms of the merger, the shareholders of Central received cash in the amount of approximately $538.05 per share ($535.50 in purchase price per share and $2.55 in interest due to a delay in the closing date), making the total purchase price approximately $6,994,639. The funds used to make the acquisition were internally generated. As of August 25, 1994, Central's total assets of approximately $35.1 million included earning assets of approximately $32.1 million consisting primarily of approximately $26.9 million in loans. In addition, Central had deposits of approximately $32.1 million. The acquisition is described in greater detail in the Company's filing on Form 8-K filed September 8, 1994.

CONTINGENT MATTERS

     During 1994, the Bank vigorously defended a claim by which a plaintiff homeowners'association sought to nullify the Bank's lien on certain common areas of a residential development including the water and sewer system. The Bank's lien secured loans for $819,000. The court granted summary judgment in favor of the Bank, but the plaintiff has given notice of appeal. The Bank has foreclosed on the property. Management is of the opinion that an unfavorable result could reduce the amount that would be collected on the $819,000 loan, but would not have a material adverse impact on the Bank's financial position.

     In addition, on August 8, 1994, the Bank was named a codefendant in a lawsuit filed in the United States District Court for the Middle District of North Carolina. In the lawsuit, the plaintiff alleges that it loaned $4.14 million to one of the other defendants secured by two certificates of deposit allegedly issued by the Bank in the aggregate face amount of $4.6 million. The codefendant borrower has defaulted on the loan and the plaintiff has asserted a claim against the Bank based upon the certificates of deposit.
The Bank's records indicate that the certificates issued to the codefendant were in the total amount of $4,600. The Bank is in the process of investigating the circumstances regarding the plaintiff's claims and intends to defend itself vigorously against the plaintiff's lawsuit. The appropriate law enforcement, regulatory and insurance authorities have been notified. Related claims and lawsuits appear to have arisen out of the same circumstances that gave rise to the lawsuit referred to above. These other claims and lawsuits are being investigated and defended vigorously as well. Because of potential losses in connection with these claims, management has filed and is pursuing a claim under the Bank's fidelity bond, which presently has a policy limit of $3.7 million. Based on a review of the terms of the fidelity bond and advice of counsel, and based on the best information available to management at this time, management is of the opinion that any losses sustained in connection with the federal lawsuit would be covered up to the limits set forth in the policy. Resolution of these matters, as well as fidelity bond coverage, could be affected by future circumstances, the impact of which on the Bank's financial position and results of operations is uncertain.

Part II.  Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a)       Exhibits
          The following exhibits are filed with this report or, as noted, are incorporated by reference.

    3(i) Copy of Articles of Incorporation of the Registrant and amendments thereto, was filed as Exhibit 3(a) to the Registrant's Registration Statement Number 33-12692, and is incorporated herein by reference.

     (ii) Copy of the Bylaws of the Registrant and amendments thereto, was filed as Exhibit 3(b) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference.

   10     Material Contracts
     (a) Data processing Agreement dated October 1, 1984 by and between Bank of Montgomery (First Bank) and Montgomery Data Services, Inc. was filed as Exhibit 10(k) to the Registrant's Registration Statement Number 33-12692, and is incorporated herein by reference.

     (b)  First Bank Salary and Incentive Plan, as amended, was filed as
          Exhibit 10(m) to the Registrant's Registration Statement Number 33-12692, and is incorporated herein by reference.

     (c) First Bancorp Savings Plus and Profit Sharing Plan (401(k) savings incentive plan and trust), as amended January 25, 1994 and July 19, 1994, was filed as Exhibit 10(c) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference.

     (d) Directors and Officers Liability Insurance Policy of First Bancorp, dated July 16, 1991, was filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and is incorporated herein by reference.

     (e) Indemnification Agreement between the Company and its Directors and Officers was filed as Exhibit 10(t) to the Registrant's Registration Statement Number 33-12692, and is incorporated herein by reference.

     (f) Employment and Consulting Agreement between the Company and John C. Wallace dated January 1, 1993, was filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1993, and is incorporated herein by reference.

     (g) First Bancorp Employees'Pension Plan, as amended on August 16, 1994, was filed as Exhibit 10(g) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference.

     (h) First Bancorp Senior Management Supplemental Executive Retirement Plan dated May 31, 1993, was filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and is incorporated herein by reference.

     (i) First Bancorp Senior Management Split-Dollar Life Insurance Agreements between the Company and the Executive Officers, as amended on December 22, 1994, was filed as Exhibit 10(i) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference.

     (j) Software License and Equipment Purchase and Software Maintenance Agreements between First Bancorp and Systematics, Inc. for the procurement and use of data processing equipment and software dated May 17, 1993, was filed as Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and is incorporated herein by reference.

     (k) First Bancorp 1994 Stock Option Plan was filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994, and is incorporated herein by reference.

     (l) Agreement and Plan of Merger between First Bancorp and Central State Bank, dated March 18, 1994, was filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994, and is incorporated herein by reference.

   27     Financial Data Schedules pursuant to Article 9 of Regulation S-X.

(b) There were no reports filed on Form 8-K during the quarter ended March 31, 1995.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                FIRST BANCORP

          May 10, 1995                  BY:    James A. Gunter
          -------------------           -----------------------------
                                               James A. Gunter
                                                  President
                                        (Principal Executive Officer),
                                            Treasurer and Director

          May 10, 1995                  BY:    Anna G. Hollers
          -------------------           -----------------------------
                                               Anna G. Hollers
                                           Executive Vice President
                                                and Secretary

          May 10, 1995                  BY:    Kirby A. Tyndall
          -------------------           -----------------------------
                                               Kirby A. Tyndall
                                            Senior Vice President
                                         and Chief Financial Officer

                         EXHIBIT CROSS REFERENCE INDEX

  Exhibit                                                             Page(s)

    3(i)  Copy of Articles of Incorporation of the Registrant              *

     (ii) Copy of the Bylaws of the Registrant                             *

   10(a)  Data processing Agreement by and between Bank of
          Montgomery (First Bank) and Montgomery Data Services, Inc.       *

     (b)  First Bank Salary and Incentive Plan, as amended                 *

     (c)  First Bancorp Savings Plus and Profit Sharing Plan (401(k)
          savings incentive plan and trust), as amended                    *

     (d)  Directors and Officers Liability Insurance Policy of
          First Bancorp                                                    *

     (e)  Indemnification Agreement between the Company and its
          Directors and Officers                                           *

     (f)  Employment and Consulting Agreement between the Company
          and John C. Wallace                                              *

     (g)  First Bancorp Employees'Pension Plan                             *

     (h)  First Bancorp Senior Management Supplemental Executive
          Retirement Plan                                                  *

     (i)  First Bancorp Senior Management Split-Dollar Life Insurance
          Agreements between the Company and the Executive Officers        *

     (j)  Software License and Equipment Purchase and Software
          Maintenance Agreements between First Bancorp and
          Systematics, Inc.                                                *

     (k)  First Bancorp 1994 Stock Option Plan                             *

     (l)  Agreement and Plan of Merger between First Bancorp and
          Central State Bank                                               *

   27     Financial Data Schedules pursuant to Article 9 of
          Regulation S-X



          *  Incorporated herein by reference.