Form 10QSB
period 1995-06-30
FIRST BANCORP /NC/
filed 1995-08-11
CIK 811589

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

                        For the quarterly period ended
                                  June 30, 1995
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

                        [ X ]   YES         [   ]   NO

     As of June 30, 1995, 1,504,185 shares of the registrant's Common
Stock, $5 par value, were outstanding. The registrant had no other classes of securities outstanding.

     Transitional Small Business Format     [   ]   YES         [ X ]   NO

EXHIBIT INDEX BEGINS ON PAGE 21

===============================================================================

                                     INDEX
                        FIRST BANCORP AND SUBSIDIARIES


                                                                          Page

Part I.  Financial Information

Item 1 - Financial Statements
  CONSOLIDATED BALANCE SHEETS -
  June 30, 1995 and 1994
  (With Comparative Amounts at December 31, 1994)                            3

  STATEMENTS OF CONSOLIDATED INCOME -
  For the Periods Ended June 30, 1995 and 1994                               4

  STATEMENTS OF CONSOLIDATED CASH FLOWS -
  For the Periods Ended June 30, 1995 and 1994                               5

  STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS'EQUITY -
  For the Period Ended June 30, 1995
  and for the Year Ended December 31, 1994                                   6

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 7

Item 2 - Management's Discussion and Analysis of Consolidated
           Results of Operations and Financial Condition                     8


Part II.  Other Information

Item 4 - Submission of Matters to a Vote of Shareholders                    17

Item 6 - Exhibits and Reports on Form 8-K                                   18

Signatures                                                                  20

Exhibit Cross Reference Index                                               21

Part I.  Financial Information
Item 1 - Financial Statements
Consolidated Balance Sheets

                        FIRST BANCORP AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                   Jun 30,   Dec 31,   Jun 30,
($ in thousands)                                     1995      1994      1994
                                                  --------- --------- ---------
ASSETS
Cash & due from banks, noninterest bearing       $  11,907 $  12,588 $  12,111
Federal funds sold                                     662     6,660     2,550
                                                  --------- --------- ---------
  Total cash and cash equivalents                   12,569    19,248    14,661
                                                  --------- --------- ---------

Securities available for sale (approximate
  costs of $48,027, $47,249 and $53,755)            48,183    46,150    53,095
Securities held-to-maturity (approximate
  fair values of $22,152, $20,794 and $19,425)      21,661    20,942    18,954

Presold mortgages in process of settlement           1,052       631        53

Loans, net of unearned income                      192,979   185,749   159,192
  Less: Allowance for possible loan losses          (4,853)   (5,009)   (2,849)
                                                  --------- --------- ---------
  Net loans                                        188,126   180,740   156,343
                                                  --------- --------- ---------
Premises and equipment, net                          7,500     7,138     5,863
Accrued interest receivable                          2,208     2,235     1,987
Intangible assets                                    5,994     6,279       690
Other                                                4,576     6,250     4,305
                                                  --------- --------- ---------
Total assets                                     $ 291,869 $ 289,613 $ 255,951
                                                  ========= ========= =========

LIABILITIES
Deposits:  Demand                                $  37,860 $  40,390 $  31,041
           Savings, NOW and money market            98,070   103,879    92,274
           Time deposits of $100,000 or more        24,764    24,615    19,137
           Other time deposits                      97,315    89,546    83,557
                                                  --------- --------- ---------
           Total deposits                          258,009   258,430   226,009
Income taxes payable                                   154        -        112
Accrued interest on deposits                         1,458     1,144       920
Other                                                1,684     1,249       971
                                                  --------- --------- ---------
Total liabilities                                  261,305   260,823   228,012
                                                  --------- --------- ---------
SHAREHOLDERS'EQUITY
Common stock, $5 par value per share
  Authorized:  12,500,000 shares
  Issued and outstanding:  1,504,185 shares          7,521     7,521     7,521
Capital surplus                                     11,308    11,308    11,308
Retained earnings                                   11,632    10,624     9,511
Unrealized gain (loss) on securities
  available for sale, net of income taxes              103      (663)     (401)
                                                  --------- --------- ---------
Total shareholders'equity                          30,564    28,790    27,939
                                                  --------- --------- ---------
Total liabilities and shareholders'equity       $ 291,869 $ 289,613 $ 255,951
                                                  ========= ========= =========

See Notes to Consolidated Financial Statements.

Statements Of Consolidated Income

                        FIRST BANCORP AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME

                                        Three Months Ended    Six Months Ended
                                              Jun 30,             Jun 30,
($ in thousands except per share data)     1995      1994      1995      1994
                                        --------- --------- --------- ---------
INTEREST INCOME
Interest and fees on loans             $   4,734 $   3,548 $   9,128 $   6,868
Interest on investment securities:
  Taxable interest income                    735       634     1,383     1,277
  Exempt from income taxes                   271       253       538       497
Other, principally federal funds sold         82        52       202       106
                                        --------- --------- --------- ---------
  Total interest income                    5,822     4,487    11,251     8,748
                                        --------- --------- --------- ---------
INTEREST EXPENSE
Time deposits of $100,000 or more            411       198       770       388
Other time and savings deposits            1,811     1,267     3,391     2,490
                                        --------- --------- --------- ---------
  Total interest expense                   2,222     1,465     4,161     2,878
                                        --------- --------- --------- ---------
NET INTEREST INCOME                        3,600     3,022     7,090     5,870
Provision for possible loan losses           160       100       260       237
                                        --------- --------- --------- ---------
NET INTEREST INCOME AFTER PROVISION
  FOR POSSIBLE LOAN LOSSES                 3,440     2,922     6,830     5,633
                                        --------- --------- --------- ---------
OTHER INCOME
Service charges on deposit accounts          533       449     1,070       880
Commissions from insurance sales              97        67       195       129
Other charges, commissions and fees          209       101       423       269
Data processing fees                          32        42        49        82
Securities gains                              -          3        -         37
                                        --------- --------- --------- ---------
  Total other income                         871       662     1,737     1,397
                                        --------- --------- --------- ---------
OTHER EXPENSES
Salaries                                   1,260     1,045     2,450     2,025
Employee benefits                            239       195       592       481
                                        --------- --------- --------- ---------
  Total personnel expense                  1,499     1,240     3,042     2,506
Net occupancy expense                        209       170       418       349
Equipment related expenses                   199       212       406       444
Other                                      1,208       942     2,481     1,831
                                        --------- --------- --------- ---------
  Total other expenses                     3,115     2,564     6,347     5,130
                                        --------- --------- --------- ---------
INCOME BEFORE INCOME TAXES                 1,196     1,020     2,220     1,900
Income taxes                                 391       285       700       522
                                        --------- --------- --------- ---------
NET INCOME                             $     805 $     735 $   1,520 $   1,378
                                        ========= ========= ========= =========
PER SHARE AMOUNTS
Net income                             $    0.54 $    0.49 $    1.01 $    0.92
Cash dividends declared                     0.17      0.16      0.34      0.32

See Notes to Consolidated Financial Statements.

Statements Of Consolidated Cash Flows

                        FIRST BANCORP AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                              Six Months Ended
                                                                  Jun 30,
($ in thousands)                                               1995      1994
                                                            --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $   1,520 $   1,378
  Adjustments to reconcile net income to
  net cash provided by operations:
    Provision for loan losses                                    260       237
    Net security premium amortization/discount accretion         (13)       18
    Loan fees and costs deferred net of amortization             (41)        8
    Depreciation of premises and equipment                       362       382
    Amortization of intangible assets                            285        80
    Realized and unrealized other real estate losses              48        -
    Provision for deferred income taxes                         (160)       29
    Gain on sale of investment securities                         -        (37)
    Loss on disposal of premises and equipment                    -          7
  Changes in operating assets and liabilities:
    Decrease (increase) in accrued interest receivable            27       (57)
    Decrease in other assets                                   1,078       561
    Increase in accrued interest payable                         314        49
    Increase (decrease) in other liabilities                      22      (903)
    Increase (decrease) in income taxes payable                  567       (11)
                                                            --------- ---------
  Net cash provided by operating activities                    4,269     1,741
                                                            --------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                  (17,637)  (21,797)
  Purchase of securities held-to-maturity                     (1,283)   (1,835)
  Proceeds from sale of securities available for sale             -        715
  Proceeds from maturities/issuer calls of securities
    available for sale                                        16,894    14,771
  Proceeds from maturities/issuer calls of securities
    held-to-maturity                                             542     1,202
  Net increase in loans                                       (7,808)   (2,528)
  Net purchases of premises and equipment                       (724)      (62)
                                                            --------- ---------
  Net cash used in investing activities                      (10,016)   (9,534)
                                                            --------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in deposits                                      (421)   (1,034)
  Cash dividends paid                                           (511)     (466)
                                                            --------- ---------
  Net cash used in financing activities                         (932)   (1,500)
                                                            --------- ---------
DECREASE IN CASH AND CASH EQUIVALENTS                         (6,679)   (9,293)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                19,248    23,954
                                                            --------- ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  12,569 $  14,661
                                                            ========= =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                 $   3,847 $   2,829
  Income taxes                                                   331       504
Non-cash transactions:
  Foreclosed loans transferred to other real estate              203       422
  Loans to facilitate the sale of other real estate            1,105        -
  Reclassification of securities available for sale               -     49,288
  Increase (decrease) in market value of securities
    available for sale                                         1,255      (660)

See Notes to Consolidated Financial Statements.

Statements Of Changes In Consolidated Shareholders'Equity

                        FIRST BANCORP AND SUBSIDIARIES
          STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS'EQUITY

                        Common Stock                                    Share-
                    -------------------  Capital   Retained            holders'
(in thousands)        Shares    Amount   Surplus   Earnings   Other     Equity
                    --------- --------- --------- --------- --------- ---------
BALANCES,
  January 1, 1994      1,504 $   7,521 $  11,308 $   8,614 $      -  $  27,443

Unrealized gain on
  securities classified
  as available for sale
  upon adoption of
  SFAS No. 115                                                   254       254
Net income                                           2,987               2,987
Cash dividends
  declared                                            (977)               (977)
Net adjustment
  for securities
  available for sale                                            (917)     (917)
                    --------- --------- --------- --------- --------- ---------
BALANCES,
  December 31, 1994    1,504     7,521    11,308    10,624      (663)   28,790

Net income                                           1,520               1,520
Cash dividends
  declared                                            (512)               (512)
Net adjustment
  for securities
  available for sale                                             766       766
                    --------- --------- --------- --------- --------- ---------
BALANCES,
  June 30, 1995        1,504 $   7,521 $  11,308 $  11,632 $     103 $  30,564
                    ========= ========= ========= ========= ========= =========

See Notes to Consolidated Financial Statements.

                        FIRST BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Periods Ended June 30, 1995 and 1994

NOTE 1
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of June 30, 1995 and 1994 and the consolidated results of operations and consolidated cash flows for the periods ended
June 30, 1995 and 1994 and changes in consolidated shareholders'equity for the period ended June 30, 1995. Reference is made to the notes to consolidated financial statements for the year ended December 31, 1994 filed with the Annual Report on Form 10-KSB for a discussion of accounting policies and other relevant information with respect to the financial statements.

NOTE 2
The results of operations for the periods ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. Earnings per share were computed by dividing net income by average common shares outstanding. Common stock equivalents resulting from the Company's stock option plan were not considered in the earnings per share computation due to immateriality.

NOTE 3
Certain amounts reported in the period ended June 30, 1994 have been reclassified to conform with the presentation for June 30, 1995. These reclassifications had no effect on net income or shareholders'equity for the periods presented.

NOTE 4
Based on management's evaluation of the loan portfolio, current economic conditions and other risk factors, the Company's allowance for possible loan losses was $4,853,000 as of June 30, 1995 compared to $5,009,000 and $2,849,000 as of December 31, 1994 and June 30, 1994, respectively.
These reserve levels represented 2.51%, 2.70% and 1.79% of total loans as of June 30, 1995, December 31, 1994 and June 30, 1994, respectively. Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and foreclosed, repossessed and idled properties. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                   Jun 30,   Dec 31,   Jun 30,
($ in thousands)                                     1995      1994      1994
                                                  --------- --------- ---------
Nonperforming loans:
  Nonaccrual loans                               $   1,425 $   1,724 $   1,611
  Restructured loans                                   704       252       269
                                                  --------- --------- ---------
Total nonperforming loans                            2,129     1,976     1,880
Foreclosed, repossessed and idled
  properties (included in other assets)              1,757     2,976     2,154
                                                  --------- --------- ---------
Total nonperforming assets                       $   3,886 $   4,952 $   4,034
                                                  ========= ========= =========
Nonperforming loans as a percentage of total loans    1.10%     1.06%     1.18%
Allowance for possible loan losses as a percentage
  of nonperforming loans                            227.95%   253.49%   151.54%
Nonperforming assets as a percentage of loans and
  foreclosed, repossessed and idled properties        2.00%     2.62%     2.50%
Nonperforming assets as a percentage of
  total assets                                        1.33%     1.71%     1.58%

Item 2 - Management's Discussion and Analysis of Consolidated
           Results of Operations and Financial Condition

RESULTS OF OPERATIONS

     Net income for the quarter ended June 30, 1995 increased 9.5% to $805,000, or $0.54 per share, compared to $735,000, or $0.49 per share, for the second quarter of 1994. The earnings increase was achieved through the combination of higher net interest income resulting from increasing loan volume and higher noninterest income in 1995. For substantially the same reasons, net income for the six months ended June 30, 1995 increased 10.3% to $1,520,000, or $1.01 per share, from $1,378,000, or $0.92 cents per share, for the same period in 1994.

     Although not significantly impacting net income, the acquisition of Central State Bank ("Central") in High Point, North Carolina did increase the components of net income, specifically net interest income and noninterest income and expenses. See "Completed Acquisition" below for a discussion of the terms of the purchase.

     Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs on deposits and other funds needed to support those assets.
Net interest income increased by $578,000, or 19.1%, when comparing the second quarter of 1995 with the second quarter of 1994, primarily because of growth in loan volume. Approximately $452,000 of the increase for the quarter was attributable to the acquisition of Central. For substantially the same reasons, net interest income for the six months ended June 30, 1995 increased by $1,220,000, or 20.8%, compared to the same period in 1994.

     Future increases in market interest rates could have a negative impact on net interest income if portfolio mixes are held constant and rate-sensitive liabilities reprice upward more rapidly than rate-sensitive earning assets. The Company manages portfolio mixes to minimize changes in net interest income due to changing rates. The Company is experiencing changes in its loan mix to variable rate loans from fixed rate loans as well as a shift to time deposits from savings, NOW and money market deposits.

     The provision for possible loan losses for the quarter increased $60,000 to $160,000. For the six months ended June 30, 1995, provisions for possible loan losses increased by $23,000, or 9.7%. Provisions for possible loan losses are based on management's evaluation of the loan portfolio, as discussed under "Financial Condition" below.

     Noninterest income increased 31.6% for the second quarter primarily because of the newly acquired operations in High Point. Data processing fees declined by $10,000 for the quarter. The Company reported no gains from the sale of securities in 1995. For the six months ended June 30, 1995, noninterest income increased $340,000, or 24.3%, for substantially the same reasons.

     Noninterest expenses, or overhead, increased 21.5% to $3,115,000 for the second quarter of 1995, primarily because of the incremental overhead associated with the acquisition of Central. Driving the quarterly change, personnel expenses increased $259,000, or 20.9%, of which $215,000 was related to acquired personnel, and other noninterest expenses increased $266,000, or 28.2%. For the six months ended June 30, 1995, noninterest expenses increased $1,217,000, or 23.7%, with Central's operations accounting for most of the year-to-date increase.

     Income taxes increased $106,000, or 37.2%, for the second quarter, while the effective tax rates were 32.7% and 27.9% for the quarters ended June 30, 1995 and 1994, respectively. The increase was primarily attributable to larger levels of nondeductible intangible amortization associated with the acquisition of Central. For substantially the same reasons, income taxes for the six months ended June 30, 1995 increased $178,000, or 34.1%, resulting in an effective tax rate of 31.5% compared to 27.5% for the same six month period of 1994.

FINANCIAL CONDITION

     The Company's total assets were $291.9 million at June 30, 1995, an increase of $35.9 million, or 14%, from June 30, 1994. Interest-earning assets increased by 12.7% compared to June 30, 1994. Loans, the primary interest-earning asset, increased by 21.2% during this same period. The
$2 million increase in the allowance for loan losses was largely attributable to the acquisition of Central. Premises and equipment and intangible assets increased $1.6 million and $5.3 million, respectively. Deposits increased $32 million, or 14.2%. The balance sheet changes were largely attributable to the acquisition of Central. An estimated $5.8 million intangible asset resulted from the acquisition due to purchase accounting. The increases in deposits were primarily in the categories of core deposits and time deposits less than $100,000. The Company is experiencing a shift in the mix of its deposits to time deposits from savings, NOW and money market accounts. The Company's cost of funds has remained relatively low compared to that of its competitors. The Company does not rely heavily on large deposits of $100,000 or more to fund asset growth and has not traditionally engaged in obtaining deposits through brokers. Since December 31, 1994, the Company experienced annualized growth of 3.1% in earning assets while total assets and deposits remain near year-end levels.

NONPERFORMING ASSETS

     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days, restructured loans and foreclosed, repossessed and idled properties. The following table summarizes the Company's nonperforming assets at the dates indicated.

                                                   Jun 30,   Dec 31,   Jun 30,
($ in thousands)                                     1995      1994      1994
                                                  --------- --------- ---------
Nonperforming loans:
  Nonaccrual loans                               $   1,425 $   1,724 $   1,611
  Restructured loans                                   704       252       269
                                                  --------- --------- ---------
Total nonperforming loans                            2,129     1,976     1,880
Foreclosed, repossessed and idled
  properties (included in other assets)              1,757     2,976     2,154
                                                  --------- --------- ---------
Total nonperforming assets                       $   3,886 $   4,952 $   4,034
                                                  ========= ========= =========
Nonperforming loans as a percentage of total loans    1.10%     1.06%     1.18%
Allowance for possible loan losses as a percentage
  of nonperforming loans                            227.95%   253.49%   151.54%
Nonperforming assets as a percentage of loans and
  foreclosed, repossessed and idled properties        2.00%     2.62%     2.50%
Nonperforming assets as a percentage of
  total assets                                        1.33%     1.71%     1.58%

     Nonperforming assets were $3,886,000, $4,952,000 and $4,034,000 as of
June 30, 1995, December 31, 1994 and June 30, 1994, respectively. Nonperforming assets as of June 30, 1995 include approximately $771,000 of nonperforming assets related to Central. Management has reviewed the collateral for the nonperforming assets, specifically including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for possible loan losses discussed below.

     A loan is placed on nonaccrual status when, in management's judgment, the collection of interest appears doubtful. Interest on loans that are classified as nonaccrual is recognized when received. The accrual of interest is discontinued on all loans that become 90 days past due with respect to principal or interest. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms. If the nonaccrual loans and restructured loans as of June 30, 1995 and 1994 had been current in accordance with their original terms and had been outstanding throughout the six month periods (or since origination or acquisition if held for part of the six month periods), gross interest income in the amounts of approximately $72,000 and $68,000 for nonaccrual loans and $36,000 and $11,000 for restructured loans would have been recorded for the six months ended June 30, 1995 and 1994, respectively. Interest income on such loans that was actually collected and included in net income in the six months ended June 30, 1995 and 1994 amounted to approximately $10,000 and $6,000 for nonaccrual loans and $22,000 and $15,000 for restructured loans, respectively.

     Nonperforming loans are defined as nonaccrual loans, loans past due 90 or more days and restructured loans. As of June 30, 1995, December 31, 1994 and June 30, 1994, nonperforming loans were approximately 1.10%, 1.06% and 1.18%, respectively, of the total loans outstanding at such dates. Nonaccrual loans decreased $186,000, or 11.5%, to approximately $1,425,000 compared to June 30, 1994 and decreased approximately $299,000, or 17.3%, since year-end. As of June 30, 1995, the largest nonaccrual loan balance was $166,000 while the average balance of all nonaccrual loans was approximately $32,000. Approximately $254,000 in nonaccrual loans were attributable to the Central acquisition. The Company's management believes that collateral values related to nonperforming loans exceed the loan balances.

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

     As of June 30, 1995, the Company owned foreclosed and repossessed assets totaling approximately $1,757,000, which consisted principally of several parcels of foreclosed real estate. Three parcels with carrying values of approximately $252,000, $458,000 and $200,000 accounted for 52% of the total. In addition, approximately $517,000 was added as a result of the acquisition of Central. The Company's management has reviewed recent appraisals of these properties and has concluded that their fair values, less estimated costs to sell, exceeds the respective carrying values at June 30, 1995. During the second quarter of 1995, the Company sold foreclosed assets with a book value of approximately $795,000. The Company's bank subsidiary financed the transaction to facilitate the sale, which resulted in no gain or loss. Legal matters related to this property and its sale are discussed below under "Contingent Matters".

SUMMARY OF LOAN LOSS EXPERIENCE

     The allowance for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance.

     The factors that influence management's judgment in determining the amount charged to operating expense include past loan loss experience, composition of the loan portfolio, evaluation of possible future losses and current economic conditions.

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

     Based on management's evaluation of the loan portfolio and economic conditions, a provision for possible loan losses of $160,000 was added to the allowance for possible loan losses during the second quarter of 1995. The quarterly provision for loan losses made during 1995 was greater than that made during the corresponding period of 1994 because nonperforming loans increased to approximately $2,129,000. The year-to-date provision for possible loan losses increased $23,000, or 9.7% for substantially the same reasons. These provisions were considered adequate in light of the information available to management. At June 30, 1995, the allowance stood at $4,853,000, compared to $5,009,000 at December 31, 1994 and $2,849,000 at
June 30, 1994. At June 30, 1995, the allowance for possible loan losses was approximately 228% of total nonperforming loans, compared to corresponding percentages of 253% at December 31, 1994 and 152% at June 30, 1994. The increase since June 30, 1994 was caused primarily by the additional loan loss allowance acquired through the merger with Central.

     The allowance for possible loan losses was 2.51%, 2.70% and 1.79% of total loans as of June 30, 1995, December 31, 1994 and June 30, 1994 respectively. Management considers the reserve levels adequate to cover possible loan losses on the loans outstanding as of each reporting date. It must be emphasized, however, that the determination of the reserve using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for possible loan losses or future charges to earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for possible loan losses and losses on other real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available at the time of such examinations.

     For the periods indicated, the following table summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance arising from charge-offs and recoveries by category, and additions to the allowance that have been charged to expense.

                                                     Six                 Six
                                                   Months      Year    Months
                                                    Ended     Ended     Ended
                                                   Jun 30,   Dec 31,   Jun 30,
($ in thousands)                                     1995      1994      1994
                                                  --------- --------- ---------
Loans outstanding at period end                  $ 192,979 $ 185,749 $ 159,192
                                                  ========= ========= =========
Average loans outstanding during period          $ 186,369 $ 168,167 $ 157,816
                                                  ========= ========= =========
Allowance for possible loan losses at
  beginning of period                            $   5,009 $   2,797 $   2,797
Addition related to acquired bank                       -      2,487        -

Loans charged off:
  Commercial, financial and agricultural              (260)     (242)     (100)
  Real estate - mortgage                               (67)     (207)      (60)
  Installment loans to individuals                    (127)     (354)      (59)
                                                  --------- --------- ---------
  Total charge-offs                                   (454)     (803)     (219)
                                                  --------- --------- ---------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural                 6        11         3
  Real estate - mortgage                                 1        79         2
  Installment loans to individuals                      31        51        29
                                                  --------- --------- ---------
  Total recoveries                                      38       141        34
                                                  --------- --------- ---------
Net charge-offs                                       (416)     (662)     (185)

Additions to the allowance charged to expense          260       387       237
                                                  --------- --------- ---------
Allowance for possible loan losses at
  end of period                                  $   4,853 $   5,009 $   2,849
                                                  ========= ========= =========
Ratios:
  Net charge-offs (annualized) to
    average loans during period                       0.45%     0.39%     0.23%
  Net charge-offs (annualized) to
    loans at end of period                            0.43%     0.36%     0.23%
  Allowance for possible loan losses to
    average loans during period                       2.60%     2.98%     1.81%
  Allowance for possible loan losses to
    loans at end of period                            2.51%     2.70%     1.79%
  Net charge-offs (annualized) to
    allowance for possible loan losses               17.14%    13.22%    12.99%
  Net charge-offs (annualized) to
    provision for possible loan losses              320.00%   171.06%   156.12%

     Based on the results of the aforementioned loan analysis and grading program and management's evaluation of the allowance for possible loan losses at June 30, 1995, there have been no material changes to the allocation of the allowance for possible loan losses among the various categories of loans since December 31, 1994.

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

CAPITAL RESOURCES

     The Company is required by its own policies and by applicable federal regulations to maintain certain capital levels. The Company's ratio of stated capital to total assets equaled or exceeded 10% as of June 30, 1995 and 1994 and December 31, 1994. In an effort to achieve a measurement of capital adequacy that is sensitive to the individual risk profiles of financial institutions, the various financial institution regulators have minimum capital guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to the financial institution's relative level of those capital components and the level of risk associated with various types of assets of that financial institution. The guidelines call for minimum adjusted capital of 8% of risk-adjusted assets. As of June 30, 1995, the Company's total risk-based capital ratio was approximately 13.70%.

     In addition to the risk-based capital requirements described above, the Company is subject to a leverage capital requirement, which calls for a minimum ratio of leverage capital, as defined in the regulations, to quarterly average total assets of 3-5%. As of June 30, 1995, the Company's leverage capital ratio was approximately 8.56%.

     The Company is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.

     As of June 30, 1995, December 31, 1994 and June 30, 1994, the Company was in compliance with all existing capital requirements, as summarized in the following table:

                                                   Jun 30,   Dec 31,   Jun 30,
($ in thousands)                                     1995      1994      1994
                                                  --------- --------- ---------
Tier I capital:
    Total stated shareholders'equity            $  30,564 $  28,790 $  27,939
    Less:  Intangible assets                         5,994     6,279       690
           Unrealized holding gain (loss)
             on securities available for
             sale, net of income taxes                 103      (663)     (401)
                                                  --------- --------- ---------
Total Tier I leverage capital                       24,467    23,174    27,650
                                                  --------- --------- ---------
Tier II capital:
    Allowable allowance for loan losses              2,506     2,535     2,214
                                                  --------- --------- ---------
Tier II capital additions                            2,506     2,535     2,214
                                                  --------- --------- ---------
Total capital                                    $  26,973 $  25,709 $  29,864
                                                  ========= ========= =========

Risk-adjusted assets                             $ 200,469 $ 208,438 $ 177,139
Tier I risk-adjusted assets (includes Tier I
  capital adjustments)                             194,372   202,822   176,850
Tier II risk-adjusted assets (includes Tiers I
  and II capital adjustments)                      196,878   205,357   179,064
Quarterly average total assets                     291,981   289,904   256,237
Adjusted quarterly average total assets
  (includes Tier I capital adjustments)            285,884   284,288   255,948

Risk-based capital ratios:
    Tier I capital                                   12.59%    11.43%    15.63%
    Minimum required Tier I capital                   4.00%     4.00%     4.00%
    Total risk-based capital                         13.70%    12.52%    16.68%
    Minimum required total risk-based capital         8.00%     8.00%     8.00%
Leverage capital ratios:
    Tier I leverage capital ratio                     8.56%     8.15%    10.80%
    Minimum required Tier I leverage capital       3-5.00%   3-5.00%   3-5.00%

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

CONTINGENT MATTERS

     During 1994, the Bank vigorously defended a claim by which a plaintiff homeowners'association sought to nullify the Bank's lien on certain common areas of a residential development including the water and sewer system. The Bank's lien secured loans for $819,000. The court granted summary judgment in favor of the Bank, but the plaintiff gave notice of appeal. The Bank foreclosed on the property. During the quarter ended June 30, 1995, the Bank negotiated the sale of the property to the plaintiff homeowners'association. The terms of the sale included satisfaction of all claims related to the property and a dismissal of the litigation. See "Nonperforming Assets" above.

     In addition, on August 8, 1994, the Bank was named a codefendant in a lawsuit filed in the United States District Court for the Middle District of North Carolina. In the lawsuit, the plaintiff alleges that it loaned $4,140,000 to one of the other defendants secured by two certificates of deposit allegedly issued to it by the Bank in the aggregate face amount of $4,600,000. The codefendant borrower has defaulted on the loan and the plaintiff has asserted a claim against the Bank based upon the certificates of deposit. The plaintiff has also asserted a claim against the Bank in the principal amount of $300,000 based upon the borrower's pledge of plaintiff's accounts in which these two certificates of deposit were held as collateral for a loan from another codefendant. The Bank's records indicate that these two certificates of deposit were in the total amount of $4,600.

     The plaintiff has also asserted a claim against the Bank in the principal amount of $350,000 based upon other certificates of deposit allegedly issued to the plaintiff by the Bank. An account in which these certificates of deposit were held was subsequently pledged by the codefendant borrower as collateral for a loan from another codefendant. The Bank's records indicate that these certificates of deposit were issued in amounts far less than that claimed by the plaintiff.

     The Bank is continuing its investigation of the circumstances regarding the plaintiff's claims and is vigorously defending itself against the plaintiff's lawsuit. Discovery is scheduled to conclude on December 22, 1995. A July 8, 1996 trial date has been set by the Court.

     Related claims and lawsuits appear to have arisen out of the same circumstances that gave rise to the lawsuit referred to above. One such claim is in the principal amount of $500,000 and is based upon a loan to the same codefendant borrower allegedly secured by a First Bank certificate of deposit in the amount of $600,000. The Bank's records indicate that this certificate of deposit is in the amount of $600. These other claims and lawsuits are being investigated and defended vigorously as well.

     The appropriate law enforcement, regulatory and insurance authorities have been notified. Because of potential losses in connection with these claims, management has filed and is pursuing a claim under the Bank's fidelity bond, which presently has a policy limit of approximately $3,658,000. Based on a review of the terms of the fidelity bond and advice of counsel, and based on the best information available to management at this time, management is of the opinion that any losses sustained in connection with the federal lawsuit would be covered up to the limits set forth in the policy. Resolution of these matters, as well as fidelity bond coverage, could be affected by future circumstances, the impact of which on the Bank's financial position and results of operations is uncertain.

Part II.  Other Information

Item 4 - Submission of Matters to a Vote of Shareholders

     The following proposals were considered and acted upon at the annual meeting of shareholders of the Company held on April 27, 1995:

          Proposal 1
          A proposal to elect the following thirteen (13) nominees to the Board of Directors to serve until the 1996 Annual Meeting of Shareholders, or until their successors are elected and qualified:

                                                    Voted   Withheld
                                                     For    Authority

          Jack D. Briggs                          1,237,835       536
          David L. Burns                          1,237,835       536
          Jesse S. Capel                          1,237,835       536
          John L. Frye, Sr.                       1,237,835       536
          James A. Gunter                         1,237,835       536
          Jack L. Harper                          1,237,835       536
          G. T. Rabe, Jr.                         1,235,173     3,198
          John J. Russell                         1,237,835       536
          Frederick H. Taylor                     1,237,835       536
          Edward T. Taws                          1,237,835       536
          John C. Wallace                         1,237,835       536
          A. Jordan Washburn                      1,237,835     4,698
          John C. Willis                          1,237,835       536

          Proposal 2
          A proposal to ratify the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the current fiscal year.

               For  1,236,693  Against        175  Abstain      1,503

          No other business came before the meeting, or any adjournment or adjournments thereof.

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

(b) There were no reports filed on Form 8-K during the quarter ended June 30, 1995.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                FIRST BANCORP

          August 10, 1995               BY:    James A. Gunter
          -------------------           -----------------------------
                                               James A. Gunter
                                                  President
                                        (Principal Executive Officer),
                                            Treasurer and Director

          August 10, 1995               BY:    Anna G. Hollers
          -------------------           -----------------------------
                                               Anna G. Hollers
                                           Executive Vice President
                                                and Secretary

          August 10, 1995               BY:    Kirby A. Tyndall
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