Form 10QSB
period 1995-09-30
FIRST BANCORP /NC/
filed 1995-11-13
CIK 811589

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

                        For the quarterly period ended
                               September 30, 1995
                              ___________________

                        Commission File Number  0-15572


                                 FIRST BANCORP
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

             North Carolina                                   56-1421916
---------------------------------------                ------------------------
    (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                     Identification Number)

    341 North Main Street, Troy, North Carolina               27371-0508
--------------------------------------------------     ------------------------
     (Address of Principal Executive Offices)                 (Zip Code)

(Registrant's telephone number, including area code)        (910) 576-6171
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

                        [ X ]   YES         [   ]   NO

     As of September 30, 1995, 1,504,185 shares of the registrant's Common Stock, $5 par value, were outstanding. The registrant had no other classes of securities outstanding.

     Transitional Small Business Format     [   ]   YES         [ X ]   NO



===============================================================================
EXHIBIT INDEX BEGINS ON PAGE 20

                                     INDEX
                        FIRST BANCORP AND SUBSIDIARIES


                                                                          Page

Part I.  Financial Information

Item 1 - Financial Statements
  CONSOLIDATED BALANCE SHEETS -
  September 30, 1995 and 1994
  (With Comparative Amounts at December 31, 1994)                            3

  STATEMENTS OF CONSOLIDATED INCOME -
  For the Periods Ended September 30, 1995 and 1994                          4

  STATEMENTS OF CONSOLIDATED CASH FLOWS -
  For the Periods Ended September 30, 1995 and 1994                          5

  STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS'EQUITY -
  For the Period Ended September 30, 1995
  and for the Year Ended December 31, 1994                                   6

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 7

Item 2 - Management's Discussion and Analysis of Consolidated
           Results of Operations and Financial Condition                     8


Part II.  Other Information

Item 6 - Exhibits and Reports on Form 8-K                                   17

Signatures                                                                  19

Exhibit Cross Reference Index                                               20

Part I.  Financial Information
Item 1 - Financial Statements
Consolidated Balance Sheets

                        FIRST BANCORP AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                   Sep 30,   Dec 31,   Sep 30,
($ in thousands)                                     1995      1994      1994
                                                  --------- --------- ---------
ASSETS
Cash & due from banks, noninterest bearing       $  13,177 $  12,588 $  11,198
Due from banks, interest bearing                        -         -      1,075
Federal funds sold                                   6,478     6,660        -
                                                  --------- --------- ---------
  Total cash and cash equivalents                   19,655    19,248    12,273
                                                  --------- --------- ---------

Securities available for sale (approximate
  costs of $46,925, $47,249 and $47,168)            47,134    46,150    46,398
Securities held-to-maturity (approximate
  fair values of $21,384, $20,794 and $20,134)      20,638    20,942    19,925

Presold mortgages in process of settlement             800       631       743

Loans, net of unearned income                      197,746   185,749   188,211
  Less: Allowance for possible loan losses          (4,645)   (5,009)   (5,285)
                                                  --------- --------- ---------
  Net loans                                        193,101   180,740   182,926
                                                  --------- --------- ---------
Premises and equipment, net                          7,581     7,138     7,315
Accrued interest receivable                          2,455     2,235     2,234
Intangible assets                                    5,744     6,279     6,435
Other                                                4,071     6,250     6,465
                                                  --------- --------- ---------
Total assets                                     $ 301,179 $ 289,613 $ 284,714
                                                  ========= ========= =========

LIABILITIES
Deposits:  Demand                                $  38,823 $  40,390 $  35,992
           Savings, NOW and money market            97,697   103,879   106,551
           Time deposits of $100,000 or more        28,672    24,615    20,677
           Other time deposits                     101,377    89,546    90,360
                                                  --------- --------- ---------
           Total deposits                          266,569   258,430   253,580
Accrued interest on deposits                         1,683     1,144     1,037
Other                                                1,736     1,249     1,669
                                                  --------- --------- ---------
Total liabilities                                  269,988   260,823   256,286
                                                  --------- --------- ---------
SHAREHOLDERS'EQUITY
Common stock, $5 par value per share
  Authorized:  12,500,000 shares
  Issued and outstanding:  1,504,185 shares          7,521     7,521     7,521
Capital surplus                                     11,308    11,308    11,308
Retained earnings                                   12,225    10,624    10,063
Unrealized gain (loss) on securities
  available for sale, net of income taxes              137      (663)     (464)
                                                  --------- --------- ---------
Total shareholders'equity                          31,191    28,790    28,428
                                                  --------- --------- ---------
Total liabilities and shareholders'equity       $ 301,179 $ 289,613 $ 284,714
                                                  ========= ========= =========

See Notes to Consolidated Financial Statements.

Statements Of Consolidated Income

                        FIRST BANCORP AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME

                                        Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
($ in thousands except per share data)     1995      1994      1995      1994
                                        --------- --------- --------- ---------
INTEREST INCOME
Interest and fees on loans             $   4,835 $   3,977 $  13,963 $  10,845
Interest on investment securities:
  Taxable interest income                    701       633     2,084     1,910
  Exempt from income taxes                   272       244       810       741
Other, principally federal funds sold         91        74       293       180
                                        --------- --------- --------- ---------
  Total interest income                    5,899     4,928    17,150    13,676
                                        --------- --------- --------- ---------
INTEREST EXPENSE
Time deposits of $100,000 or more            420       201     1,190       589
Other time and savings deposits            1,905     1,362     5,296     3,852
Borrowed funds                                -          3        -          3
                                        --------- --------- --------- ---------
  Total interest expense                   2,325     1,566     6,486     4,444
                                        --------- --------- --------- ---------
NET INTEREST INCOME                        3,574     3,362    10,664     9,232
Provision for possible loan losses           100       100       360       337
                                        --------- --------- --------- ---------
NET INTEREST INCOME AFTER PROVISION
  FOR POSSIBLE LOAN LOSSES                 3,474     3,262    10,304     8,895
                                        --------- --------- --------- ---------
OTHER INCOME
Service charges on deposit accounts          526       493     1,596     1,373
Commissions from insurance sales              88        75       283       204
Other charges, commissions and fees          192       147       615       416
Data processing fees                          37        34        86       116
Securities gains                              -         -         -         37
                                        --------- --------- --------- ---------
  Total other income                         843       749     2,580     2,146
                                        --------- --------- --------- ---------
OTHER EXPENSES
Salaries                                   1,317     1,151     3,767     3,176
Employee benefits                            312       278       904       759
                                        --------- --------- --------- ---------
  Total personnel expense                  1,629     1,429     4,671     3,935
Net occupancy expense                        220       184       638       533
Equipment related expenses                   207       219       613       663
Other                                        978     1,054     3,459     2,885
                                        --------- --------- --------- ---------
  Total other expenses                     3,034     2,886     9,381     8,016
                                        --------- --------- --------- ---------
INCOME BEFORE INCOME TAXES                 1,283     1,125     3,503     3,025
Income taxes                                 420       332     1,120       854
                                        --------- --------- --------- ---------
NET INCOME                             $     863 $     793 $   2,383 $   2,171
                                        ========= ========= ========= =========
PER SHARE AMOUNTS
Net income                             $    0.57 $    0.53 $    1.58 $    1.44
Cash dividends declared                     0.18      0.16      0.52      0.48

See Notes to Consolidated Financial Statements.

Statements Of Consolidated Cash Flows

                        FIRST BANCORP AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                             Nine Months Ended
                                                                September 30,
($ in thousands)                                               1995      1994
                                                            --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $   2,383 $   2,171
  Adjustments to reconcile net income to
  net cash provided by operations:
    Provision for loan losses                                    360       337
    Net security premium amortization/discount accretion         (28)       27
    Loan fees and costs deferred net of amortization             (57)        1
    Depreciation of premises and equipment                       542       567
    Amortization of intangible assets                            374       159
    Realized and unrealized other real estate losses              75        -
    Provision for deferred income taxes                         (459)      178
    Gain on sale of investment securities                         -        (37)
    Gain on disposal of premises and equipment                    -         (5)
  Changes in operating assets and liabilities:
    Increase in accrued interest receivable                     (220)      (95)
    Decrease in intangible assets                                161        -
    Decrease (increase) in other assets                        2,089       (12)
    Increase in accrued interest payable                         539        26
    Increase (decrease) in other liabilities                     472    (1,123)
                                                            --------- ---------
  Net cash provided by operating activities                    6,231     2,194
                                                            --------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                  (18,926)  (27,397)
  Purchase of securities held-to-maturity                     (1,283)   (2,835)
  Proceeds from sale of securities available for sale             -      2,707
  Proceeds from maturities/issuer calls of securities
    available for sale                                        19,323    25,492
  Proceeds from maturities/issuer calls of securities
    held-to-maturity                                           1,542     1,202
  Net increase in loans                                      (12,867)   (4,874)
  Net purchases of premises and equipment                       (985)     (116)
  Cash paid, net of cash acquired, in acquisition of
    a financial institution                                       -     (1,272)
                                                            --------- ---------
  Net cash used in investing activities                      (13,196)   (7,093)
                                                            --------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                          8,139    (6,075)
  Cash dividends paid                                           (767)     (707)
                                                            --------- ---------
  Net cash provided by (used in) financing activities          7,372    (6,782)
                                                            --------- ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 407   (11,681)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                19,248    23,954
                                                            --------- ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  19,655 $  12,273
                                                            ========= =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                 $   5,947 $   4,418
  Income taxes                                                   964       758
Non-cash transactions:
  Foreclosed loans transferred to other real estate              203       483
  Loans to facilitate the sale of other real estate            1,199        -
  Reclassification of securities available for sale               -     49,288
  Increase (decrease) in market value of securities
    available for sale                                         1,308      (770)

See Notes to Consolidated Financial Statements.

Statements Of Changes In Consolidated Shareholders'Equity

                        FIRST BANCORP AND SUBSIDIARIES
          STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS'EQUITY

                        Common Stock                                    Share-
                    -------------------  Capital   Retained            holders'
(in thousands)        Shares    Amount   Surplus   Earnings   Other     Equity
                    --------- --------- --------- --------- --------- ---------
BALANCES,
  January 1, 1994      1,504 $   7,521 $  11,308 $   8,614 $      -  $  27,443

Unrealized gain on
  securities classified
  as available for sale
  upon adoption of
  SFAS No. 115                                                   254       254
Net income                                           2,987               2,987
Cash dividends
  declared                                            (977)               (977)
Net adjustment
  for securities
  available for sale                                            (917)     (917)
                    --------- --------- --------- --------- --------- ---------
BALANCES,
  December 31, 1994    1,504     7,521    11,308    10,624      (663)   28,790

Net income                                           2,383               2,383
Cash dividends
  declared                                            (782)               (782)
Net adjustment
  for securities
  available for sale                                             800       800
                    --------- --------- --------- --------- --------- ---------
BALANCES,
  September 30, 1995   1,504 $   7,521 $  11,308 $  12,225 $     137 $  31,191
                    ========= ========= ========= ========= ========= =========

See Notes to Consolidated Financial Statements.

                        FIRST BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Periods Ended September 30, 1995 and 1994

NOTE 1
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 1995 and 1994 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 1995 and 1994 and changes in consolidated shareholders'equity for the period ended September 30, 1995. Reference is made to the notes to consolidated financial statements for the year ended December 31, 1994 filed with the Annual Report on Form 10-KSB for a discussion of accounting policies and other relevant information with respect to the financial statements.

NOTE 2
The results of operations for the periods ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. Earnings per share were computed by dividing net income by average common shares outstanding. Common stock equivalents resulting from the Company's stock option plan were not considered in the earnings per share computation due to immateriality.

NOTE 3
Certain amounts reported in the period ended September 30, 1994 have been reclassified to conform with the presentation for September 30, 1995. These reclassifications had no effect on net income or shareholders'equity for the periods presented.

NOTE 4
Based on management's evaluation of the loan portfolio, current economic conditions and other risk factors, the Company's allowance for possible loan losses was $4,645,000 as of September 30, 1995 compared to $5,009,000 and $5,285,000 as of December 31, 1994 and September 30, 1994, respectively. These reserve levels represented 2.35%, 2.70% and 2.81% of total loans as of September 30, 1995, December 31, 1994 and September 30, 1994, respectively. Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and foreclosed, repossessed and idled properties. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                   Sep 30,   Dec 31,   Sep 30,
($ in thousands)                                     1995      1994      1994
                                                  --------- --------- ---------
Nonperforming loans:
  Nonaccrual loans                               $   1,711 $   1,724 $   2,167
  Restructured loans                                   678       252       268
                                                  --------- --------- ---------
Total nonperforming loans                            2,389     1,976     2,435
Foreclosed, repossessed and idled
  properties (included in other assets)              1,377     2,976     3,025
                                                  --------- --------- ---------
Total nonperforming assets                       $   3,766 $   4,952 $   5,460
                                                  ========= ========= =========
Nonperforming loans as a percentage of total loans    1.21%     1.06%     1.29%
Allowance for possible loan losses as a percentage
  of nonperforming loans                            194.43%   253.49%   217.04%
Nonperforming assets as a percentage of loans and
  foreclosed, repossessed and idled properties        1.89%     2.62%     2.86%
Nonperforming assets as a percentage of
  total assets                                        1.25%     1.71%     1.92%

Item 2 - Management's Discussion and Analysis of Consolidated
           Results of Operations and Financial Condition

RESULTS OF OPERATIONS

     Net income for the quarter ended September 30, 1995 increased 8.8% to $863,000, or $0.57 per share, compared to $793,000, or $0.53 per share, for the third quarter of 1994. The earnings increase was achieved through the combination of (i) higher net interest income that resulted from increasing loan volume and (ii) higher noninterest income in 1995. For substantially the same reasons, net income for the nine months ended September 30, 1995 increased 9.8% to $2,383,000, or $1.58 per share, from $2,171,000, or $1.44 cents per share, for the same period in 1994.

     Although not significantly impacting net income, the August 1994 acquisition of Central State Bank ("Central") in High Point, North Carolina did increase the components of net income, specifically net interest income and noninterest income and expenses. See "Completed Acquisition" below for a discussion of the terms of the purchase.

     Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets.
Net interest income increased by $212,000, or 6.3%, when comparing the third quarter of 1995 with the third quarter of 1994, primarily because of growth in loan volume resulting from the August 1994 acquisition of Central. The operations in High Point acquired from Central generated approximately $418,000 in net interest income for the third quarter of 1995. For substantially the same reasons as the quarter-to-quarter increase, net interest income for the nine months ended September 30, 1995 increased by $1,432,000, or 15.5%, compared to the same period in 1994.

     Under current conditions, future increases in market interest rates could have a negative impact on net interest income if portfolio mixes are held constant and rate-sensitive liabilities reprice upward more rapidly than rate-sensitive earning assets. Generally, the Company manages portfolio mixes to minimize changes in net interest income due to changing rates. The Company is experiencing changes in its loan mix to variable rate loans from fixed rate loans as well as a shift to time deposits from savings, NOW and money market deposits.

     The provision for possible loan losses was $100,000 for the third quarters of 1995 and 1994. For the nine months ended September 30, 1995, provisions for possible loan losses increased by $23,000, or 6.8%. Provisions for possible loan losses are based on management's evaluation of the loan portfolio, as discussed under "Financial Condition" below.

     Noninterest income increased 12.6% for the third quarter primarily because of the operations in High Point. The Company reported no gains from the sale of securities in 1995. For the nine months ended September 30, 1995, noninterest income increased $434,000, or 20.2%, for substantially the same reasons.

     Noninterest expenses, or overhead, increased 5.1% to $3,034,000 for the third quarter of 1995, primarily because of the incremental overhead associated with the acquisition of Central. Driving the quarterly change, personnel expenses increased $200,000, or 14%, primarily related to acquired personnel. Other noninterest expenses decreased $76,000, or 7.2%, mainly due to second and third quarter deposit insurance premiums refunded in the third quarter. For the nine months ended September 30, 1995, noninterest expenses increased by $1,365,000, or 17% , with Central's operations accounting for most of the year-to-date increase.

     Income taxes increased $88,000, or 26.5%, for the third quarter, while the effective tax rates were 32.7% and 29.5% for the quarters ended September 30, 1995 and 1994, respectively. The increase was primarily attributable to larger levels of nondeductible intangible amortization associated with the acquisition of Central. For substantially the same reasons, income taxes for the nine months ended September 30, 1995 increased $266,000, or 31.1%, resulting in an effective tax rate of 32% compared to 28.2% for the same nine month period of 1994.

FINANCIAL CONDITION

     The Company's total assets were $301.2 million at September 30, 1995, an increase of $16.5 million, or 5.8%, from September 30, 1994. Interest-earning assets increased by 6.4% compared to September 30, 1994. Loans, the primary interest-earning asset, increased by 5.1% during this same period. Intangible assets decreased $691,000 primarily because of amortization. Deposits increased $13 million, or 5.1% to support the asset growth. The increases in deposits were primarily in the categories of time deposits. The Company is experiencing a shift in the mix of its deposits to time deposits from savings, NOW and money market accounts. The Company's cost of funds has remained relatively low compared to that of its competitors. The Company does not rely heavily on large deposits of $100,000 or more to fund asset growth and has not traditionally engaged in obtaining deposits through brokers. Since December 31, 1994, the Company experienced annualized growth of 6.4% in earning assets, while total assets and deposits grew at annualized rates of 5.3% and 4.2%, respectively.

NONPERFORMING ASSETS

     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days, restructured loans and foreclosed, repossessed and idled properties. The following table summarizes the Company's nonperforming assets at the dates indicated.

                                                   Sep 30,   Dec 31,   Sep 30,
($ in thousands)                                     1995      1994      1994
                                                  --------- --------- ---------
Nonperforming loans:
  Nonaccrual loans                               $   1,711 $   1,724 $   2,167
  Restructured loans                                   678       252       268
                                                  --------- --------- ---------
Total nonperforming loans                            2,389     1,976     2,435
Foreclosed, repossessed and idled
  properties (included in other assets)              1,377     2,976     3,025
                                                  --------- --------- ---------
Total nonperforming assets                       $   3,766 $   4,952 $   5,460
                                                  ========= ========= =========
Nonperforming loans as a percentage of total loans    1.21%     1.06%     1.29%
Allowance for possible loan losses as a percentage
  of nonperforming loans                            194.43%   253.49%   217.04%
Nonperforming assets as a percentage of loans and
  foreclosed, repossessed and idled properties        1.89%     2.62%     2.86%
Nonperforming assets as a percentage of
  total assets                                        1.25%     1.71%     1.92%

     Nonperforming assets were $3,766,000, $4,952,000 and $5,460,000 as of
September 30, 1995, December 31, 1994 and September 30, 1994, respectively. Nonperforming assets as of September 30, 1995 include approximately $791,000 of nonperforming assets related to Central. Management has reviewed the collateral for the nonperforming assets, specifically including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for possible loan losses discussed below.

     A loan is placed on nonaccrual status when, in management's judgment, the collection of interest appears doubtful. Interest on loans that are classified as nonaccrual is recognized when received. The accrual of interest is discontinued on all loans that become 90 days past due with respect to principal or interest. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms. If the nonaccrual loans and restructured loans as of September 30, 1995 and 1994 had been current in accordance with their original terms and had been outstanding throughout the nine month periods (or since origination or acquisition if held for part of the nine month periods), gross interest income in the amounts of approximately $128,000 and $97,000 for nonaccrual loans and $53,000 and $17,000 for restructured loans would have been recorded for the nine months ended September 30, 1995 and 1994, respectively. Interest income on such loans that was actually collected and included in net income in the nine months ended September 30, 1995 and 1994 amounted to approximately $32,000 and $1,000 for nonaccrual loans and $59,000 and $21,000 for restructured loans, respectively.

     Nonperforming loans are defined as nonaccrual loans, loans past due 90 or more days and restructured loans. As of September 30, 1995, December 31, 1994 and September 30, 1994, nonperforming loans were approximately 1.21%, 1.06% and 1.29%, respectively, of the total loans outstanding at such dates. Nonaccrual loans decreased $456,000, or 21%, to approximately $1,711,000 compared to September 30, 1994 and decreased approximately $13,000, or 0.8%, since year-end. As of September 30, 1995, the largest nonaccrual loan balance was $264,000 while the average balance of all nonaccrual loans was approximately $36,000. Approximately $273,000 in nonaccrual loans were attributable to the Central acquisition. The Company's management believes that collateral values related to nonperforming loans exceed the loan balances.

     In addition to the nonperforming loan amounts discussed above, management believes that an estimated $3,000,000-$3,300,000 of loans that are currently performing in accordance with their contractual terms may potentially develop problems depending upon the particular financial situations of the borrowers and economic conditions in general. These loans were considered in determining the appropriate level of the allowance for possible loan losses. See "Summary of Loan Loss Experience" below.

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

     As of September 30, 1995, the Company owned foreclosed and repossessed assets totaling approximately $1,377,000, which consisted principally of several parcels of foreclosed real estate. Three parcels with carrying values of approximately $236,000, $458,000 and $200,000 accounted for 52% of the total. Approximately $518,000 was added as a result of the acquisition of Central. The Company's management has reviewed recent appraisals of these properties and has concluded that their fair values, less estimated costs to sell, exceed their respective carrying values at September 30, 1995. During the second quarter of 1995, the Company sold foreclosed assets with a book value of approximately $795,000. The Company's bank subsidiary financed the transaction to facilitate the sale, which resulted in no gain or loss. Legal matters related to this property and its sale are discussed below under "Contingent Matters".

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

     Based on management's evaluation of the loan portfolio and economic conditions, a provision for possible loan losses of $100,000 was added to the allowance for possible loan losses during the third quarter of 1995. The year-to-date provision for possible loan losses increased $23,000, or 6.8%. At September 30, 1995, the allowance stood at $4,645,000, compared to $5,009,000 at December 31, 1994 and $5,285,000 at September 30, 1994. At
September 30, 1995, the allowance for possible loan losses was approximately 194% of total nonperforming loans, compared to corresponding percentages of 253% at December 31, 1994 and 217% at September 30, 1994.

     The allowance for possible loan losses was 2.35%, 2.70% and 2.81% of total loans as of September 30, 1995, December 31, 1994 and September 30, 1994 respectively. Management considers the reserve levels adequate to cover possible loan losses on the loans outstanding as of each reporting date. It must be emphasized, however, that the determination of the reserve using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for possible loan losses or future charges to earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for possible loan losses and losses on other real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available at the time of such examinations.

     For the periods indicated, the following table summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance arising from charge-offs and recoveries by category, and additions to the allowance that have been charged to expense.

                                                     Nine                Nine
                                                   Months      Year    Months
                                                    Ended     Ended     Ended
                                                   Sep 30,   Dec 31,   Sep 30,
($ in thousands)                                     1995      1994      1994
                                                  --------- --------- ---------
Loans outstanding at period end                  $ 197,746 $ 185,749 $ 188,211
                                                  ========= ========= =========
Average loans outstanding during period          $ 188,920 $ 168,167 $ 161,945
                                                  ========= ========= =========
Allowance for possible loan losses at
  beginning of period                            $   5,009 $   2,797 $   2,797
Addition related to acquired bank                       -      2,487     2,487

Loans charged off:
  Commercial, financial and agricultural              (378)     (242)     (105)
  Real estate - mortgage                              (104)     (207)     (162)
  Installment loans to individuals                    (300)     (354)     (125)
                                                  --------- --------- ---------
  Total charge-offs                                   (782)     (803)     (392)
                                                  --------- --------- ---------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural                 7        11        10
  Real estate - mortgage                                 4        79         7
  Installment loans to individuals                      47        51        39
                                                  --------- --------- ---------
  Total recoveries                                      58       141        56
                                                  --------- --------- ---------
Net charge-offs                                       (724)     (662)     (336)

Additions to the allowance charged to expense          360       387       337
                                                  --------- --------- ---------
Allowance for possible loan losses at
  end of period                                  $   4,645 $   5,009 $   5,285
                                                  ========= ========= =========
Ratios:
  Net charge-offs (annualized) to
    average loans during period                       0.51%     0.39%     0.28%
  Net charge-offs (annualized) to
    loans at end of period                            0.49%     0.36%     0.24%
  Allowance for possible loan losses to
    average loans during period                       2.46%     2.98%     3.26%
  Allowance for possible loan losses to
    loans at end of period                            2.35%     2.70%     2.81%
  Net charge-offs (annualized) to
    allowance for possible loan losses               20.78%    13.22%     8.48%
  Net charge-offs (annualized) to
    provision for possible loan losses              268.15%   171.06%   132.94%

     Based on the results of the aforementioned loan analysis and grading program and management's evaluation of the allowance for possible loan losses at September 30, 1995, there have been no material changes to the allocation of the allowance for possible loan losses among the various categories of loans since December 31, 1994.

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

CAPITAL RESOURCES

     The Company is required by its own policies and by applicable federal regulations to maintain certain capital levels. The Company's ratio of stated capital to total assets equaled or exceeded 10% as of September 30, 1995 and 1994 and December 31, 1994. In an effort to achieve a measurement of capital adequacy that is sensitive to the individual risk profiles of financial institutions, the various financial institution regulators have minimum capital guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to the financial institution's relative level of those capital components and the level of risk associated with various types of assets of that financial institution. The guidelines call for minimum adjusted capital of 8% of risk-adjusted assets. As of September 30, 1995, the Company's total risk-based capital ratio was approximately 13.68%.

     In addition to the risk-based capital requirements described above, the Company is subject to a leverage capital requirement, which calls for a minimum ratio of leverage capital, as defined in the regulations, to quarterly average total assets of 3-5%. As of September 30, 1995, the Company's leverage capital ratio was approximately 8.72%.

     The Company is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.

     As of September 30, 1995, December 31, 1994 and September 30, 1994, the Company was in compliance with all existing capital requirements, as summarized in the following table:

                                                   Sep 30,   Dec 31,   Sep 30,
($ in thousands)                                     1995      1994      1994
                                                  --------- --------- ---------
Tier I capital:
    Total stated shareholders'equity            $  31,191 $  28,790 $  28,428
    Less:  Intangible assets                         5,744     6,279     6,435
           Unrealized holding gain (loss)
             on securities available for
             sale, net of income taxes                 137      (663)     (464)
                                                  --------- --------- ---------
Total Tier I leverage capital                       25,310    23,174    22,457
                                                  --------- --------- ---------
Tier II capital:
    Allowable allowance for loan losses              2,590     2,535     2,650
                                                  --------- --------- ---------
Tier II capital additions                            2,590     2,535     2,650
                                                  --------- --------- ---------
Total capital                                    $  27,900 $  25,709 $  25,107
                                                  ========= ========= =========

Risk-adjusted assets                             $ 207,215 $ 208,438 $ 211,975
Tier I risk-adjusted assets (includes Tier I
  capital adjustments)                             201,334   202,822   206,004
Tier II risk-adjusted assets (includes Tiers I
  and II capital adjustments)                      203,924   205,357   208,654
Quarterly average total assets                     296,136   289,904   268,894
Adjusted quarterly average total assets
  (includes Tier I capital adjustments)            290,255   284,288   262,923

Risk-based capital ratios:
    Tier I capital                                   12.57%    11.43%    10.90%
    Minimum required Tier I capital                   4.00%     4.00%     4.00%
    Total risk-based capital                         13.68%    12.52%    12.03%
    Minimum required total risk-based capital         8.00%     8.00%     8.00%
Leverage capital ratios:
    Tier I leverage capital ratio                     8.72%     8.15%     8.54%
    Minimum required Tier I leverage capital       3-5.00%   3-5.00%   3-5.00%

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

PENDING ACQUISITION

     The Company has reached a definitive agreement with First Scotland Bank for First Bank, First Bancorp's banking unit, to acquire First Scotland Bank's Laurinburg and Rockingham offices. As of September 30, 1995, estimated assets to be acquired and liabilities to be assumed were approximately $16.2 million and $15.1 million, respectively. The transaction is structured as a purchase of certain assets and assumption of certain liabilities with the purchase price determined by adding the book value of net assets as of the closing date and a $540,000 premium on the deposits assumed. The transaction is subject to the approval of the applicable regulatory authorities. Closing is anticipated to be completed in the latter fourth quarter of 1995.

CONTINGENT MATTERS

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

     The plaintiff has also asserted a claim against the Bank in the principal amount of $350,000 based upon other certificates of deposit allegedly issued to the customer by the Bank and delivered to the plaintiff for safekeeping. An account in which these certificates of deposit were held was subsequently pledged by the codefendant borrower as collateral for a loan from another codefendant. The Bank's records indicate that these certificates of deposit were issued in amounts far less than that claimed by the plaintiff.

     The Bank is continuing its investigation of the circumstances regarding the plaintiff's claims and is vigorously defending itself against the plaintiff's lawsuit. Discovery is scheduled to conclude on January 22, 1996. A July 8, 1996 trial date has been set by the Court.

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

     In addition to the matters discussed above, during 1994 the Bank vigorously defended a claim by which a plaintiff homeowners'association sought to nullify the Bank's lien on certain common areas of a residential development including the water and sewer system. The Bank's lien secured loans for $819,000. The court granted summary judgment in favor of the Bank, but the plaintiff gave notice of appeal. The Bank foreclosed on the property. During the quarter ended June 30, 1995, the Bank negotiated the sale of the property to the plaintiff homeowners'association. The terms of the sale included satisfaction of all claims related to the property and a dismissal of the litigation. See "Nonperforming Assets" above.

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

     (l) Purchase and Assumption Agreement between First Bank and First Scotland Bank, dated August 16, 1995.

   27     Financial Data Schedules pursuant to Article 9 of Regulation S-X.

(b) There were no reports filed on Form 8-K during the quarter ended September 30, 1995.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                FIRST BANCORP

          November 13, 1995             BY:    James H. Garner
          -------------------           -----------------------------
                                               James H. Garner
                                                  President
                                        (Principal Executive Officer),
                                            Treasurer and Director

          November 13, 1995             BY:    Anna G. Hollers
          -------------------           -----------------------------
                                               Anna G. Hollers
                                           Executive Vice President
                                                and Secretary

          November 13, 1995             BY:    Kirby A. Tyndall
          -------------------           -----------------------------
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

     (g)  First Bancorp Employees'Pension Plan                            *

     (h)  First Bancorp Senior Management Supplemental Executive
          Retirement Plan                                                  *

     (i)  First Bancorp Senior Management Split-Dollar Life Insurance
          Agreements between the Company and the Executive Officers        *

     (j)  Software License and Equipment Purchase and Software
          Maintenance Agreements between First Bancorp and
          Systematics, Inc.                                                *

     (k)  First Bancorp 1994 Stock Option Plan                             *

     (l)  Purchase and Assumption Agreement between First Bank and
          First Scotland Bank                                           21-42

   27     Financial Data Schedules pursuant to Article 9 of
          Regulation S-X                                                   *



          *  Incorporated herein by reference.