Form 10KSB
period 1995-12-31
FIRST BANCORP /NC/
filed 1996-03-21
CIK 811589

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 1995

                         Commission File Number 0-15572

                                 FIRST BANCORP
             (Exact Name of Registrant as Specified in its Charter)

              NORTH CAROLINA                           56-1421916
         (State of Incorporation)        (I.R.S. Employer Identification Number)
341 NORTH MAIN STREET, TROY, NORTH CAROLINA            27371-0508
 (Address of Principal Executive Offices)              (Zip Code)
      Registrant's telephone number (including area code):  (910) 576-6171

       Securities Registered Pursuant to Section 12(b) of the Act: NONE Securities Registered Pursuant to Section 12(g) of the Act:
                           COMMON STOCK, $5 PAR VALUE
                             (Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues for its most recent fiscal year were $26.9 million.

     The aggregate market value of the voting stock, Common Stock, $5 par value, held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on January 31, 1996 as reported on the NASDAQ National Market System, was approximately $27,365,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock outstanding on January 31, 1996 was 1,507,085.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

================================================================================

                             CROSS REFERENCE INDEX

                                                                   Begins on
                                                                    Page(s)
PART I      Business:
  Item 1    General Description                                     4
            Net Interest Income                                     12,24
            Average Balances and Net Interest Income Analysis       12,24
            Volume and Rate Variance Analysis                       12,24
            Rate Sensitivity Analysis                               12,25
            Provision for Possible Loan Losses                      14,29
            Other Income                                            14,25
            Other Expense                                           14,25
            Income Taxes                                            15,25
            Distribution of Assets and Liabilities                  15,26
            Investment Portfolio Composition and Maturities         15,26,27
            Loan Portfolio Composition and Credit Risks             16,28
            Loan Maturities and Sensitivity to Changes in
              Interest Rates                                        16,28
            Nonperforming Assets                                    16,28
            Summary of Loan Loss and Recovery Experience            18,29
            Allocation of the Allowance for Possible Loan Losses    18,29
            Average Deposit Balances and Maturities                 19,29,30
            Return on Assets and Equity                             19,23,30,31
            Liquidity                                               19
            Capital Resources, Components and Ratios                20,30
            Inflation                                               20
            Accounting Changes                                      21
  Item 2    Properties                                              9
  Item 3    Legal Proceedings                                       10
  Item 4    Submission of Matters to a Vote of Shareholders         10

PART II
  Item 5    Market for the Registrant's Common Stock and Related
              Shareholder Matters                                   10
  Item 6    Management's Discussion and Analysis of Results of
              Operations and Financial Condition                    11
  Item 7    Financial Statements and Supplementary Data:
            Consolidated Balance Sheets
              as of December 31, 1995 and 1994                      32
            Statements Of Consolidated Income
              for each of the years in the three-year period
              ended December 31, 1995                               33
            Statements Of Consolidated Cash Flows
              for each of the years in the three-year period
              ended December 31, 1995                               34
            Statements Of Changes In
              Consolidated Shareholders Equity
              for each of the years in the three-year period
              ended December 31, 1995                               35
            Notes To Consolidated Financial Statements
              for each of the years in the three-year period
              ended December 31, 1995                               36
            Report Of Independent Auditors                          52
            Management's Responsibility For Financial Reporting     53
            Selected Consolidated Financial Data                    23
            Quarterly Financial Summary                             31

                                                                    Begins on
                                                                     Page(s)
  Item 8    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures                  54

PART III
  Item 9    Directors and Executive Officers of the Registrant;
              Compliance with Section 16(a) of the Exchange Act     54*
  Item 10   Executive Compensation                                  54*
  Item 11   Security Ownership of Certain Beneficial Owners and
              Management                                            54*
  Item 12   Certain Relationships and Related Transactions          54*
  Item 13   Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                           54
SIGNATURES                                                          57

* Information called for by Part III (Items 9 through 12) is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART I

Item 1.  Business

General Description

The Company

     First Bancorp (the "Company") is a one-bank holding company. The principal activity of the Company is the ownership and operation of First Bank (the "Bank"), a state chartered bank with its main office in Troy, North Carolina. The Company also owns and operates two nonbank subsidiaries, Montgomery Data Services, Inc. ("Montgomery Data"), a data processing company, and First Bancorp Financial Services, Inc. ("First Bancorp Financial"), formerly First Recovery, Inc. ("First Recovery"), which currently owns and operates various real estate. On August 1, 1994, First Recovery's back-up data processing operations were divested. Both nonbank subsidiaries are headquartered in Troy. The Company also controls First Bank Insurance Services, Inc. (First Bank Insurance), an insurance agency acquired in 1994 as a subsidiary of the Bank. On December 29, 1995, the insurance agency operations of First Bank Insurance were divested.

     The Company was incorporated in North Carolina on December 8, 1983, as Montgomery Bancorp, for the purpose of acquiring 100% of the outstanding common stock of the Bank through stock-for-stock exchanges. On December 31, 1986, the Company changed its name to First Bancorp to conform its name to the name of the Bank, which had changed its name from Bank of Montgomery to First Bank in 1985.

     The Bank was organized in 1934 and began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated. With its 1995 acquisition of the Laurinburg and Rockingham offices of First Scotland Bank and its 1994 acquisition of Central State Bank ("Central State"), High Point, North Carolina, the Bank operates in a ten county area centered in Troy, North Carolina. Troy, population 3,400, is located in the center of Montgomery County, approximately 60 miles east of Charlotte and 50 miles south of Greensboro. The Bank conducts business from 32 branches located within a 60-mile radius of Troy, covering a geographical area from Laurinburg to the southeast, to High Point to the north and to Kannapolis to the west. Ranked by assets, the Bank was the 18th largest bank in North Carolina as of September 30, 1995. The Bank provides a full range of banking services, including the accepting of demand and time deposits, the making of secured and unsecured loans to individuals and businesses, trust services (offered through a contractual arrangement with another financial institution), discount brokerage services and self-directed IRA's (both offered through a contractual arrangement with a brokerage firm). In 1995, the Bank accounted for substantially all of the Company's consolidated net income.

     The Company's principal executive offices are located at 341 North Main Street, Troy, North Carolina 27371-0508, and its telephone number is (910) 576-6171. Unless the context otherwise requires, references to the "Company" in this Annual Report on Form 10-KSB shall mean collectively First Bancorp and its subsidiaries.

General Business

     The Bank engages in a full range of banking activities, providing such services as checking, savings, NOW and money market accounts and other time deposits of various types; loans for business, agriculture, real estate, personal uses, home improvement and automobiles; credit cards; letters of credit; trust services; investment and discount brokerage services; IRA's; safe deposit box rentals; bank money orders; and electronic funds transfer services, including wire transfers and automated teller machines. Because the majority of the Bank's customers are individuals and small to medium-sized businesses located in the counties it serves, deposits and loans are well diversified. There are no seasonal factors that would have any material adverse effect on the Bank's business, and the Bank does not rely on foreign sources of funds or income.

     As part of the acquisition of Central State in 1994, the Bank acquired Central State's wholly owned insurance agency subsidiary, Central State Insurance Services, Inc. At the time of the acquisition, the name of the agency was changed to First Bank Insurance Services, Inc. First Bank Insurance offered a full range of insurance products to businesses and individuals. The insurance agency operations of First Bank Insurance were divested at no material gain or loss on December 29, 1995 because it earned insufficient revenues to generate net income in 1995 or 1994.

     Montgomery Data Services provides electronic data processing services to financial institutions. The Bank is currently Montgomery Data Services' largest customer, accounting for 90% of its data processing revenues in the most recent fiscal year. Ownership and operation of Montgomery Data Services allows the Company to do all of its electronic data processing without paying fees for such services to an independent provider. Maintaining its own data processing system also allows the Company to adapt the system to its individual needs and to the services and products it offers. Although not a significant source of income, Montgomery Data Services does provide the Company with additional revenues through fees it charges to its other data processing customer.

     First Bancorp Financial was organized under the name of First Recovery in September of 1988 for the purpose of providing a back-up data processing site for Montgomery Data and other financial and non-financial clients. First Recovery's back-up data processing operations were divested on August 1, 1994. First Bancorp Financial now owns and leases the First Recovery building. In 1995, First Bancorp Financial purchased several parcels of real estate from the Bank that were acquired through foreclosure. The parcels purchased consist of real estate having various purposes. First Bancorp Financial is actively pursuing the sale of these properties.

Territory Served and Competition

     The Company serves primarily the south central area of the Piedmont region of North Carolina, with offices in Cabarrus, Chatham, Davidson, Guilford, Montgomery, Moore, Randolph, Richmond, Scotland and Stanly counties. The Company's headquarters are located in Troy, Montgomery County. The Company's 32 branches and facilities are all located within a 60-mile radius of Troy. Most of these offices are located in small communities whose economies are based primarily on manufacturing and light industry. Although the Company's market is predominantly small communities and rural areas, the area is not dependent on agriculture. Textiles, furniture, mobile homes, electronics, plastic and metal fabrication, forest products, food products and cigarettes are among the leading manufacturing industries in the trade area. Leading producers of socks, hosiery and area rugs are located in Montgomery County. The Pinehurst-Southern Pines area is a widely known golf resort and retirement area. The High Point area is widely known for its furniture market. Additionally, many of the communities served by the Company are bedroom" communities serving Charlotte and Greensboro in addition to smaller cities such as Albemarle, Asheboro, Concord, High Point, Kannapolis, Lexington, Pinehurst and Sanford.

     The banking laws of North Carolina allow state-wide branching, and consequently commercial banking in the state is highly competitive. The Company competes in its various market areas with, among others, several large interstate bank holding companies that are headquartered in North Carolina. These large competitors have substantially greater resources than the Company, including broader geographic markets, higher lending limits and the ability to make greater use of large-scale advertising and promotions. A significant number of interstate banking acquisitions have taken place in the past decade, thus further increasing the size and financial resources of some of the Company's competitors, three of which are among the largest bank holding companies in the nation. See "Supervision and Regulation" below for a further discussion of regulations in the Company's industry that affect competition.

     The Company competes not only against banking organizations, but also against a wide range of financial service providers including federally and state chartered savings and loan institutions, credit unions, investment and brokerage firms and small-loan or consumer finance companies. Competition among financial institutions of all types is virtually unlimited with respect to legal ability and authority to provide most financial services. The Company believes it has certain advantages over its competition in the areas it serves. The Company seeks to maintain a distinct local identity in each of the communities it serves and actively sponsors and participates in local civic affairs. Most lending and other customer-related business decisions can be made without delays associated with larger systems. Additionally, employment of local managers and personnel in various offices and low turnover of personnel enable the Company to establish and maintain long-term relationships with individual and corporate customers.

Lending Policy and Procedures

     Conservative lending policies and procedures and appropriate underwriting standards are high priorities of the Bank. Loans are approved under the Bank's written loan policy, which provides that lending officers, principally branch managers, have sole authority to approve loans of various maximum amounts up to $75,000. Each of the Bank's regional senior lending officers has sole discretion to approve secured loans in principal amounts up to $250,000 and together can approve loans up to $750,000. Lending limits may vary depending upon whether the loan is secured or unsecured.

     The Bank's board of directors reviews and approves loans that exceed management's lending authority, loans to officers, directors and their affiliates and, in certain instances, other types of loans. New credit extensions are reviewed daily by the Bank's senior management and at least monthly by the board of directors.

     The Bank continually monitors its loan portfolio to identify areas of concern and to enable management to take corrective action. Lending officers and the board of directors meet periodically to review past due loans and portfolio quality, while also assuring that the Bank is appropriately meeting the credit needs of the communities it serves. Individual lending officers are responsible for pursuing collection of past-due amounts and monitoring any changes in the financial status of the borrowers.

Investment Policy and Procedures

     The Bank has adopted an investment policy designed to optimize the Bank's income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk objectives. Pursuant to this policy, the Bank may invest in federal, state and municipal obligations, public housing authority bonds, industrial development revenue bonds, Federal National

Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA") and Student Loan Marketing Association ("SLMA") securities. The Bank's investments must satisfy certain investment quality criteria. The investments must be rated at least BAA by Moody's or BBB by Standard and Poor's. Securities rated below A are periodically reviewed for creditworthiness. The Bank may purchase non-rated municipal bonds only if such bonds are in the Bank's general market area and determined by the Bank to have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if they are shown to possess a high degree of credit soundness to assure reasonably prompt sale at a fair value.

     The Company's investment officers implement the investment policy, monitor the investment portfolio, recommend portfolio strategies, and report to the Bank's investment committee. Reports of all purchases, sales, net profits or losses and market appreciation or depreciation of the bond portfolio are reviewed by the Company's board of directors each month. Once a quarter, the Company's interest rate risk exposure is monitored by the board of directors. Once a year, the written investment policy is reviewed by the board of directors and the Bank's portfolio is compared with the portfolios of other North Carolina banks of comparable size.

     All the Bank's securities are kept in safekeeping accounts at correspondent banks.

Recent Acquisitions

     As part of its operations, the Company regularly evaluates the potential acquisition of or merger with, and holds discussions with, various financial institutions.

     On December 15, 1995, First Bank completed its cash acquisition of the Laurinburg and Rockingham branch offices of First Scotland Bank. As of December 15, 1995, assets acquired were approximately $15.8 million. The acquisition included earning assets of approximately $14.2 million, of which approximately $8.9 million were loans. Deposit liabilities assumed were approximately $15 million.

     On August 25, 1994, the Company completed its cash acquisition of Central State Bank in High Point, North Carolina. Central State, a North Carolina state-chartered commercial bank, had approximately $35 million in assets, at the time of the acquisition, with earning assets of approximately $32 million, including approximately $27 million in loans. Central State also had approximately $32 million in deposits at the time of the merger with First Bank.

     For additional information on these acquisitions, please see
Management's Discussion and Analysis and Note 2 to the Consolidated Financial Statements.

Employees

     As of December 31, 1995, the Company had 201 full-time and 25 part-time employees. The Company considers its employee relations to be good.

Supervision and Regulation

     As a bank holding company, the Company is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System and the North Carolina Banking Commission. The Bank is subject to supervision and examination by the Federal Deposit Insurance Corporation and the North Carolina Banking Commission. See also Note 12 to consolidated financial statements.

Supervision and Regulation of the Company

     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is required to register as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or "FRB"). The Company also is regulated by the North Carolina Commissioner of Banks (the "Commissioner") under the Bank Holding Company Act of 1984.

     A bank holding company is required to file with the Federal Reserve Board quarterly reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to making certain acquisitions of other institutions or voting securities.
The Commissioner of Banks is empowered to regulate certain acquisitions of North Carolina banks and bank holding companies, issue cease and desist orders for violations of North Carolina banking laws, and promulgate rules necessary to effectuate the purposes of the Bank Holding Company Act of 1984.

     Regulatory authorities have cease and desist powers over bank holding companies and their nonbank subsidiaries where their actions would constitute a serious threat to the safety, soundness or stability of a subsidiary bank. Those authorities may compel holding companies to invest additional capital into banking subsidiaries upon acquisition or in the event of significant loan losses or rapid growth of loans or deposits.

     The United States Congress and the North Carolina General Assembly have periodically considered and adopted legislation that has resulted in, and could result in further, deregulation of both banks and other financial institutions. Such legislation could modify or eliminate geographic restrictions on banks and bank holding companies and current restrictions on the ability of banks to engage in certain nonbanking activities. For example, the recently-enacted Reigle-Neal Interstate Banking Act allows expansion of interstate acquisitions by bank holding companies and banks. This and other legislative and regulatory changes have increased the ability of financial institutions to expand the scope of their operations, both in terms of services offered and geographic coverage. Such legislative changes could place the Company in more direct competition with other financial institutions, including mutual funds, securities brokerage firms, insurance companies, and investment banking firms. The effect of any such legislation on the business of the Company cannot be predicted. The Company cannot predict what other legislation might be enacted or what other regulations might be adopted or, if enacted or adopted, the effect thereof.

Supervision and Regulation of the Bank

     Federal banking regulations applicable to all depositary financial institutions, among other things, (i) provide federal bank regulatory agencies with powers to prevent unsafe and unsound banking practices; (ii) restrict preferential loans by banks to "insiders" of banks; (iii) require banks to keep information on loans to major shareholders and executive officers; and
(iv) bar certain director and officer interlocks between financial institutions.

     As a state chartered bank, the Bank is subject to the provisions of the North Carolina banking statutes and to regulation by the Commissioner. The

Commissioner has a wide range of regulatory authority over the activities and operations of the Bank, and the Commissioner's staff conducts periodic examinations of banks and their affiliates to ensure compliance with state banking regulations. Among other things, the Commissioner regulates the merger and consolidation of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches. The Commissioner also has cease and desist powers over state-chartered banks for violations of state banking laws or regulations and for unsafe or unsound conduct that is likely to jeopardize the interests of depositors.

     The dividends that may be paid by the Bank to the Company are subject to legal limitations under the North Carolina law. In addition, the regulatory authorities may restrict dividends that may be paid by the Bank or the Company's other subsidiaries. The ability of the Company to pay dividends to its shareholders is largely dependent on the dividends paid to the Company by its subsidiaries.

     The Bank is a member of the Federal Deposit Insurance Corporation (the FDIC"), which currently insures the deposits of member banks. For this protection, each bank pays a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC. The FDIC also is authorized to approve conversions, mergers, consolidations and assumptions of deposit liability transaction between insured banks and uninsured banks or institutions, and to prevent capital or surplus diminution in such transactions where the resulting, continuing, or assumed bank is an insured nonmember bank. In addition, the FDIC monitors the Bank's compliance with several banking statutes, such as the Depository Institution Management Interlocks Act and the Community Reinvestment Act of 1977. The FDIC also conducts periodic examination of the Bank to assess its compliance with banking laws and regulations, and it has the power to implement changes in or restrictions on a bank's operations if it finds that a violation is occurring or is threatened.

     Neither the Company nor the Bank can predict what other legislation might be enacted or what other regulations might be adopted, or if enacted or adopted, the effect thereof on the Bank's operations.

Item 2.  Properties

     The main offices of First Bancorp, First Bank and First Bancorp Financial are located in a three-story building in the central business district of Troy, North Carolina. The building houses administrative, training and bank teller facilities. The Bank's Operations Division, including customer accounting functions, offices and operations of Montgomery Data Services, and offices for loan operations, are housed in a one-story steel frame building approximately one-half mile west of the main office. The Company operates 32 branches and facilities, including the main office, in the trade area as follows: Troy - main office and two additional full service branches and two teller-window facilities; High Point and Albemarle - two full service branches in each; Laurinburg and Pinehurst - one full service branch and one teller-window facility in each; Aberdeen, Asheboro, Archdale, Biscoe, Bennett, Candor, Concord, Denton, Kannapolis, Laurel Hill, Laurinburg, Locust, Pinebluff, Pinehurst, Richfield, Robbins, Rockingham, Seven Lakes, Southern Pines, Vass and Wagram - one full service branch in each. The Company owns all its premises except five branch offices which are leased. There are no options to purchase or lease additional properties. The Company considers its facilities adequate to meet current needs and idle or vacant properties are insignificant.

Item 3.  Legal Proceedings

     Various legal proceedings may arise in the ordinary course of business and may be pending or threatened against the Company and/or its subsidiaries.

     During the quarter ended June 30, 1995, the Bank settled a lawsuit whereby it had vigorously defended a claim by which a plaintiff homeowners' association sought to nullify the Bank's lien on certain common areas of a residential development including the water and sewer system. The Bank's lien secured loans for $819,000. The court granted summary judgment in favor of the Bank, but the plaintiff gave notice of appeal. The Bank foreclosed on the property. During the quarter ended June 30, 1995, the Bank negotiated the sale of the property to the plaintiff homeowners association. The terms of the sale included satisfaction of all claims related to the property and a dismissal of the litigation. Recoveries of expenses from the sale of approximately $304,000 partially offset charge-offs that were recorded during 1993 and 1994.

     During the quarter ended December 31, 1995, First Bank reached a settlement among all parties involved in litigation brought by Prudential Securities, Inc. and filed on August 8, 1994 in the United States District Court for the Middle District of North Carolina, against one of First Bank's customers and First Bank, arising out of loans made by Prudential and secured by certificates of deposit issued by First Bank. First Bank's records indicated that the certificates of deposit were issued for amounts far less than those shown on the documents held by Prudential. The First Bank branch manager involved in the issuance of the certificates of deposit died on August 5, 1994. After significant discovery and a mediation conference held in early December of 1995, First Bancorp concluded that it was in the best interests of its shareholders, customers and employees to settle the Prudential litigation and other related litigation and avoid costly trials. Because First Bancorp's fidelity bond coverage limit was not sufficient to cover the entire cost of the settlement, the Company reported significant expenses in connection with resolving the litigation. The settlement resulted in a nonrecurring fourth quarter pretax charge of approximately $1,946,000 which equates to approximately $1,185,000 after-tax, or 79 cents per share. Included in the pretax charge were the out of pocket costs to settle claims in the pretax amount of approximately $1,446,000 and additional provisions for loan losses of $500,000 which First Bancorp recorded due to charge-offs of loans related to the litigating parties. Before the settlement-related charge, the Bank had already incurred approximately $789,000 in pretax expenses in 1995 for legal services and other expenses incurred in matters related to the litigation. Of the year-to-date expense, approximately $246,000 was expensed in the fourth quarter.

     The Company is not involved in any other legal proceedings which, in management's opinion, could have a material effect on the consolidated financial position of the Company.

Item 4.  Submission of Matters to a Vote of Shareholders

     No matters were submitted for vote to the shareholders during the fourth quarter.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
           Matters

     The Company's common stock is trades on the Nasdaq National Market tier of The Nasdaq Stock Market(sm) under the symbol FBNC. Tables 1 and 20, included in "Management's Discussion and Analysis" below, set forth the high and low market prices of the Company's common stock as traded by the brokerage firms that maintain a market in the Company's common stock and the dividends declared for the periods indicated. As of December 31, 1995, there were 675 shareholders of record.

Item 6.  Management's Discussion and Analysis of Results of Operations and
           Financial Condition

     Management's discussion and analysis is intended to assist readers in understanding the Company's results of operations and changes in financial position for the past three years. This review should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 36 of this report and the supplemental financial data contained in Tables 1 through 20 included with this discussion and analysis.

     During 1995, First Bank completed its cash acquisition of the Laurinburg and Rockingham branch offices of First Scotland Bank. Assets acquired were approximately $15.8 million including earning assets of approximately $14.2 million, of which approximately $8.9 million were loans. Deposit liabilities assumed were approximately $15 million. During 1994, the Company completed its cash acquisition of Central State Bank in High Point, North Carolina. Central State had approximately $35 million in assets with earning assets of approximately $32 million, including approximately $27 million in loans. Central State also had approximately $32 million in deposits. For additional information on these acquisitions , please see "Analysis of Results of Operations" and "Analysis of Financial Condition" below and Note 2 to the Consolidated Financial Statements.

ANALYSIS OF RESULTS OF OPERATIONS

     Net interest income, the "spread" between earnings on interest-earning assets and the interest paid on interest-bearing liabilities, constitutes the largest source of the Company's earnings. Other factors that significantly affect operating results are the loan loss provision, other non-interest income such as service fees and other non-interest expenses such as salaries, FDIC insurance assessments and other overhead costs, and the effect of income taxes.

1995 Compared To 1994

     Excluding the effects of the two nonrecurring events discussed below, the Company experienced strong growth in its core business for 1995. Net interest income increased 12.5% while noninterest income increased 12.9% for the year ended December 31, 1995. Nonrecurring litigation related expenses during the year and at settlement and severance expenses accounted for approximately 86% of the increase in noninterest expenses for 1995.

     Late in the fourth quarter of 1995, First Bancorp made an economic decision to settle the litigation pending against First Bank. Because First Bank's fidelity bond coverage limit was not sufficient to cover the entire cost of the settlement, it incurred and reported significant expenses in connection with resolving the litigation. The settlement resulted in a nonrecurring fourth quarter pretax charge of approximately $1,946,000, or 79 cents per share after tax. Included in the pretax charge are the out of pocket costs to settle claims in the amount of approximately $1,446,000 and additional provisions for loan losses of $500,000 which were recorded due to charge-offs of loans related to the litigating parties. Excluded from the $1,446,000 settlement amount were legal fees and other expenses of approximately $789,000 pretax related to the litigation that were incurred during 1995 and were included in other operating expenses. These amounts also exclude the costs related to the significant time and energy of company personnel required by the discovery process. In late December, First Bank also recognized severance expenses related to two former senior managers in the aggregate pretax amount of $745,000, or $0.30 per share after tax. These one-time charges totaling $2,691,000 pretax resulted in lower earnings of $1,582,000 compared to $2,987,000 for the year ended December 31, 1994. For additional information related to the settlement, please see "Legal Proceedings" and Note 9 to the Consolidated Financial Statements.

1994 Compared To 1993

    First Bancorp reported increased earnings for the fourth consecutive year in 1994. Net income increased 10.6% in 1994 to $2,987,000, or $1.99 per share, from $2,701,000, or $1.80 per share, in 1993. The return on average assets improved to 1.12% in 1994 compared to 1.09% in 1993, while the returns on average equity were 10.59% and 10.10%, respectively. Net interest income, the largest component of earnings, increased by $1,278,000, or 11.1%, compared to 1993 primarily because of higher loan volumes and strengthening spreads. Also contributing significantly to earnings in 1994 was a $203,000 decrease in the provision for possible loan losses.

     Although not significantly impacting net income, the acquisition of Central State did increase the components of net income, specifically net interest income and noninterest income and expenses. Because this was a cash acquisition, only income and expenses incurred since August 25, 1994, the date of acquisition, were included in the Company's reported earnings. Since that August date, the High Point operations posted approximately $760,000 in net interest income, $224,000 in noninterest income and $978,000 in noninterest expenses. Also please see Note 2 to the Consolidated Financial Statements.

Net Interest Income

     Table 2 analyzes net interest income on a taxable-equivalent basis to adjust for the nontaxable status of income earned on certain investments, such as municipal bonds. The Company's net interest income on a taxable-equivalent basis increased by 12% in 1995 and 11% in 1994. Average earning assets increased by 10% in 1995 and 8% in 1994. The net yield on average earning assets (net interest income divided by average earning assets) was 5.58% in 1995 and 5.48% in 1994 and 5.32% in 1993. The interest rate spread decreased by 3 basis points in 1995 and increased by 9 basis points in 1994.

     Average interest-bearing liabilities increased 10% in 1995 and 5% in 1994. The average rate paid on such liabilities increased 91 basis points in 1995 and decreased 5 basis points in 1994. Total interest expense increased 43% in 1995 primarily because of changes in deposit rates and increased 3% in 1994 primarily because of growth in deposit volumes.

     Changes in interest income and interest expense can result from variances in both volume and rates. Table 3 analyzes the effect of variance in volume and rate on taxable-equivalent interest income, interest expense and net interest income. The net effect of changes in volumes was an increase in net interest income of $1,641,000 in 1995 and $1,407,000 in 1994 primarily due to a sharp rise in loans resulting from the August 1994 acquisition of Central State.

Rate Sensitivity

     An important aspect of achieving satisfactory levels of net interest income is the management of the composition and maturities of rate-sensitive assets and liabilities. Table 4 sets forth the Company's interest sensitivity analysis for December 31, 1995, and describes, at various cumulative maturity intervals, the gap ratios (ratios of rate-sensitive assets to rate-sensitive liabilities) for assets and liabilities that management considers rate sensitive.

     In evaluating the Company's exposure to interest rate risk, certain shortcomings inherent in Table 4 must be considered. For example, this method only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, a 1% change in the prime lending rate may result in other than a 1% change in the rates of other rate-sensitive products. As a result, management regularly projects earnings over a variety of interest rate scenarios to more accurately measure interest rate risk. Increases in future market interest rates could have a negative impact on net interest income if portfolio mixes are held constant and rate-sensitive liabilities reprice upward more rapidly than rate-sensitive earning assets.
The Company manages portfolio mixes to minimize changes in net interest income due to changing rates.

     During 1995, the increases in interest expense paid on rate-sensitive liabilities was offset by similar increases in interest income received from interest-earning assets. In addition, increased volumes of loans helped to increase the Company's net interest income during a period of rising interest rates. The rate of repricing savings, NOW and money market deposits slowed in 1995, whereas these liabilities repriced almost immediately during the most recent declining rate cycle.

     At December 31, 1995, the Company's rate-sensitive liabilities repricing over the next twelve months exceeded the rate-sensitive earning assets repricing over the next twelve months by approximately $57,546,000 as presented in Table 4. As of December 31, 1995, approximately 56% of the Company's interest-earning assets could be repriced within one year and approximately 93% of interest-earning assets could be repriced within five years. Approximately 90% of interest-bearing liabilities could be repriced within one year and substantially all interest-bearing liabilities could be repriced within five years.

     At December 31, 1995, the Company's calculated fair value of loans as computed under Statement of Financial Accounting Standards Number 107 ("SFAS No. 107"), "Disclosures About Fair Value of Financial Instruments," was approximately $4,677,000 greater than the net book value of such loans, compared to approximately $420,000 at December 31, 1994. This change is primarily due to the decrease in market rates and its related impact on the fair value of fixed rate loans. The calculated fair value for deposit liabilities was approximately $475,000 greater than the book value of such deposits at December 31, 1995, compared to a calculated fair value of approximately $1,759,000 in excess of the net book value at December 31, 1994. This decrease is largely due to a combination of (i) a shift in deposit growth from demand and savings deposits to time deposits that results in more deposits subject to fair value and carrying value differences and (ii) a decline in time deposit interest rates in the market that results in lower fair values of fixed rate liabilities.

Provision For Possible Loan Losses

     The provision for possible loan losses charged to earnings is based on management's continuing review and evaluation of its loan portfolio and general economic conditions. The Company made provisions for possible loan losses of $900,000 for 1995 compared to $387,000 for 1994 and $590,000 for 1993. The
1995 increase was primarily attributable to amounts provided for the purpose of replenishing reserves that were depleted because of charge-offs of loans related to the parties involved in the litigation that was settled on December 28, 1995. Management made the determination to record these charge-offs as a result of the related settlement negotiations. For additional information, please see "Legal Proceedings" and Note 9 to the Consolidated Financial Statements. The 1994 decrease was largely because nonperforming loans and nonperforming assets, excluding the effect of the Central State acquisition, decreased to amounts of approximately $1,449,000 and $3,707,000, respectively, while the 1993 increase in these provisions was primarily attributable to the increase in period end loans outstanding. The allowance, or reserve, for possible loan losses was 2.17% and 2.70% of total loans at December 31, 1995 and 1994, respectively. Approximately $187,000 and $2,487,000 in loan loss reserves were acquired from First Scotland and Central State in 1995 and 1994, respectively. Please see "Summary of Loan Loss Experience" below for a more detailed discussion of the allowance for possible loan losses. The allowance is monitored and analyzed in conjunction with the Bank's loan analysis and grading program, and adjustments are made to maintain an adequate allowance for possible loan losses.

Other Income

     Other income, principally charges for the use of the Company's services, is a significant contributor to net earnings. Other income increased by 13% in both 1995 and 1994 primarily due to the operations in High Point acquired in 1994. In addition, the Company has been able to increase other income by increasing the prices of its services to partially offset increases in other expenses. Data processing fees continued to decrease due to a declining customer base of the Company's data processing subsidiary. Table 5 sets forth the principal components of other income.

Other Expenses

     Other expenses increased by 31% in 1995 and by 14% in 1994. The 1995 increase was primarily attributable to two nonrecurring events in the fourth quarter that resulted in charges of approximately $745,000 in severance related personnel expenses and approximately $1,446,000 in expenses related to the settlement of litigation. In addition to the settlement expenses, the Company had already expended approximately $789,000 for litigation related legal and other costs, which was the primary reason for the increase in other operating expenses during 1995. For additional information, please see "Legal Proceedings" and Note 9 to Consolidated Financial Statements. Part of the 1995 and most of the 1994 increases in total operating expenses were attributable to the absorption of Central State. Such noninterest expense of activities in High Point were approximately $1,914,000 and $978,000 in 1995 and 1994, respectively. Partially offsetting the 1995 increases were recoveries of legal and other expenses of approximately $304,000 from the sale of other real estate and a $275,000 decrease in FDIC insurance premiums. The 1994 increase in legal and audit expenses included approximately $160,000 in expenses related to the litigation settled on December 28, 1995. Table 6 sets forth the principal components of other expenses.

Income Taxes

     The provision for income taxes decreased 50% to $580,000 in 1995 from $1,155,000 in 1994 and increased 13% to $1,155,000 in 1994 from $1,021,000 in
1993. The 1995 decrease was primarily attributable to two nonrecurring expenses in the aggregate pretax amount of approximately $2,691,000. The Company's effective tax rates were 27% in 1995, 28% in 1994 and 27% in 1993. Table 7 presents income tax expenses and the related effective tax rates.

ANALYSIS OF FINANCIAL CONDITION

     The following discussion focuses on the factors considered by management to be important in assessing the Company's financial condition. The Company's assets and deposits have continued to grow, reflecting growth in existing markets and expansion into new geographic areas. Total assets were $322 million at December 31, 1995, an increase of 11.1% compared to a 12.5% increase in 1994. Interest-earning assets increased 12.8% compared to a 12.5% increase in 1994. Loans, the primary interest-earning asset, increased by 13.9% in 1995 and by 18.1% in 1994. Total assets, interest-earning assets and loans acquired in the December 1995 purchase of two branch offices from First Scotland Bank were $16 million, $14 million and $9 million, respectively. Funding the 1995 asset growth was a $29.3 million, or 11.3%, increase in deposits, approximately $15 million of which was acquired from First Scotland. Total assets, interest-earning assets and loans acquired in the August 1994 purchase of Central State were $35 million, $32 million and $27 million, respectively. In 1994, the $2.2 million increase in the allowance for possible loan losses, the $4.9 million increase in intangible assets and the $3 million increase in other assets were largely attributable to the purchase of Central State. Asset growth in 1994 was funded by a $31.4 million, or 13.8%, increase in deposits, the substantial portion of which was acquired from Central State. The Company's assets and deposits have experienced 8% compound growth rates over the last five years.

Distribution Of Assets And Liabilities

     Table 8 sets forth the percentage relationships of significant components of the Company's balance sheets at December 31, 1995, 1994 and 1993. As a percentage of total assets at December 31, 1995, the decrease in capital was primarily attributable to the nonrecurring litigation and severance expenses in the fourth quarter that reduced earnings. As a percentage of total assets at December 31, 1994, the decrease in interest-earning assets, the increase in other assets (largely intangible assets) and the decrease in capital were all primarily attributable to the cash purchase of Central State.

Investment Portfolio

     The composition of the Company's investment portfolio as of December 31, 1995, 1994 and 1993 is presented in Table 9. In 1994, the Company classified its investment securities as available for sale or held-to-maturity as required by its adoption of Statement of Financial Accounting Standards Number 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities." The Company considered all debt securities held as of December 31, 1993 to be held-to-maturity securities. Also please see Notes to Consolidated Financial Statements for discussions of the changes implemented in accounting for investment securities.

     Table 10 shows maturities of investment securities held by the Company at December 31, 1995 and 1994, and the weighted average yields and effective yields for the scheduled maturity of each security. As of December 31, 1995, costs of securities available for sale were $49,297,000 compared to market values of $49,657,000. In accordance with SFAS No. 115, securities available for sale are adjusted to market values with the unrealized gain or loss, net of taxes, reflected as a component of shareholders equity. As of December 31, 1995, the book values of securities held-to-maturity were $19,740,000 compared to market values of $20,374,000. As of December 31, 1994, the market values of securities held-to-maturity were $20,794,000 compared to book values of $20,942,000. As of December 31, 1995 and 1994 the average maturity of the aggregate available for sale and held-to-maturity portfolios was 2.2 years and
2.1 years, respectively, and the weighted average taxable-equivalent book yields on such aggregate portfolios were 6.52% and 6.00% as of December 31, 1995 and 1994, respectively.

     As of December 31, 1995 and 1994, the Company held no investment securities of any one issuer, other than U. S. Treasury and U. S. Government agencies, in which aggregate book values and approximate market values exceeded 10% of shareholders equity.

Loan Portfolio and Credit Risks

     The Company strives to maintain its loan portfolio in accordance with what management believes are conservative loan underwriting policies that result in loans specifically tailored to the needs of the Company's market areas. Every effort is made to identify and minimize the credit risks associated with such lending strategies. The Company has no foreign loans, few agricultural loans and does not engage in significant lease financing or highly leveraged transactions. Commercial loans are diversified among a variety of industries. The majority of loans captioned in the tables below as "real estate" loans are primarily various personal and commercial loans where real estate provides additional security for the loan. Collateral for virtually all of these loans is located within the Company's principal market area. The composition of the Company's loan portfolio is presented in Table 11 for the periods indicated. The 1995 increase resulted primarily from increased loan demand, although the $8.9 million in loans acquired from First Scotland contributed to the growth. The 1994 increase in loans was largely attributable to the acquisition of Central State. Loan demand varies with changes in interest rates in the market.

     Off-balance sheet lending commitments as of December 31, 1995 consisted of unfunded loan commitments of $34.8 million (including unfunded commitments of $7.7 million on revolving credit plans) and $0.8 million of standby letters of credit.

Maturities And Sensitivities Of Loans To Changes In Interest Rates

     Table 12 sets forth the maturity distribution of the Company's loans as of December 31, 1995. The percentages of variable rate loans and fixed rate loans to total performing loans were 49% and 51%, respectively, as of December 31, 1995 compared to 47% and 53%, respectively, as of December 31, 1994. The Bank intentionally makes a blend of fixed and variable rate loans so as to minimize rate sensitivity. Loans repricing within one year were 58% of the loan portfolios at December 31, 1995 and December 31, 1994. The overall yield on the loan portfolio increased only 5 basis points comparing year-end 1995 with year-end 1994 because of flat lending rates in the market.

Nonperforming Assets

     Nonperforming assets include nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and foreclosed, repossessed and idled properties. Table 13 summarizes the Company's nonperforming assets at the dates indicated.

     Nonaccrual loans are loans on which interest income is no longer being recognized or accrued. The accrual of interest is discontinued on all loans that become 90 days past due with respect to principal or interest. The placing of loans on nonaccrual status negatively impacts earnings because (i) interest accrued but unpaid as of the date a loan is placed on nonaccrual status is either deducted from interest income or is charged off, (ii) future accruals of interest income are not recognized until it becomes certain that both principal and interest can be paid and (iii) principal charged off, if appropriate, may necessitate additional provisions for loan losses that are charged against earnings. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms.

     If the nonaccrual loans and restructured loans as of December 31, 1995, 1994 and 1993 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $82,000, $142,000 and $166,000 for nonaccrual loans and $71,000, $24,000 and $45,000 for restructured loans would have been recorded for 1995, 1994 and 1993, respectively. Interest income on such loans that was actually collected and included in net income in 1995, 1994 and 1993 amounted to approximately $36,000, $67,000 and $8,000 for nonaccrual loans and $69,000, $24,000 and
$43,000 for restructured loans, respectively. As of December 31, 1995, 1994 and 1993, nonaccrual loans, loans past due 90 or more days and restructured loans were approximately 0.68%, 1.06% and 1.64%, respectively, of the total loans outstanding at such dates.

     Nonaccrual loans were approximately $772,000 as of December 31, 1995 compared to $1,724,000 as of December 31, 1994 and $1,987,000 as of December 31, 1993. Approximately $590,000 of the decrease in nonaccrual loans resulted from charge-offs of loans related to the litigation settled in late December, 1995. For additional information, please see "Legal Proceedings", "Provision For Possible Loan Losses" and Note 9 to the Consolidated Financial Statements. Nonaccrual loans were 0.36% of loans at the end of 1995 compared to 0.93% and 1.26% at the end of 1994 and 1993, respectively. As of December 31, 1995, the largest nonaccrual balance to any one borrower was approximately $106,000, and the average size of the 35 nonaccrual loans was approximately $22,000. Approximately $161,000 and $275,000 of nonaccrual loans at December 31, 1995 and 1994, respectively, were acquired from Central State.

     In addition to the nonperforming loan amounts included above, management believes that an estimated $2,500,000-$3,000,000 of loans that are currently performing in accordance with their contractual terms may potentially develop problems depending upon the particular financial situations of the borrowers and economic conditions in general. The majority of these potential problem loans were acquired from Central State and First Scotland Bank. Management has taken these potential problem loans into consideration when evaluating the adequacy of the allowance for loan losses at December 31, 1995.

     Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in the problem loan amounts and potential problem loan amounts above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     Foreclosed and repossessed properties were approximately $1,393,000 as of December 31, 1995, compared to $2,976,000 as of December 31, 1994 and $1,781,000 as of December 31, 1993. Approximately $855,000 of the 1995 decrease in foreclosed properties resulted from the sale of real estate to a homeowners association (please see "Legal Proceedings" and Note 9 to the Consolidated Financial Statements) while approximately $363,000 of the decrease was due to sales and/or charge-offs of properties acquired from Central State. The levels represented 0.43%, 1.03% and 0.69% of total assets at the end of 1995, 1994 and 1993, respectively. As of December 31, 1995, the parcel with the largest carrying value of approximately $446,000 constituted 32% of the total and four parcels with carrying values of more than $100,000 each accounted for 70% of the total. The Company's management has reviewed recent appraisals of these properties and has concluded that their fair values, less estimated costs to sell, exceeds the respective carrying values at December 31, 1995. Approximately $516,000 and $970,000 of foreclosed properties at December 31, 1995 and 1994, respectively, were acquired from Central State.

Summary Of Loan Loss Experience

     The allowance for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. The recoveries realized during the period are credited to this allowance.

     The factors that influence management's judgment in determining the amount charged to operating expense include past loan loss experience, composition of the loan portfolio (including off-balance sheet commitments), evaluation of possible future losses and current economic conditions.

     The Bank uses a loan analysis and grading program to facilitate its evaluation of possible future loan losses and the adequacy of its allowance for possible loan losses. In this program, risk grades are assigned by management and tested by the Bank's Internal Audit Department. The program evaluates all loans that management identifies as having potential credit weaknesses in addition to loans past due 90 days or more, nonaccrual loans and remaining unpaid loans identified during previous regulatory and other examinations.

     Table 14 sets forth the allocation of the allowance for possible loan losses at the dates indicated. Comparing 1995 to 1994, the Company's loan loss reserves as a percentage of total loans decreased to 2.17% from 2.70% because (i) charge-offs were higher in 1995 thereby decreasing the allowance and (ii) loans added in 1995 required smaller reserves. Primarily because of loan loss reserves acquired in the 1994 purchase of Central State, the Company's loan loss reserves were 2.70% of total loans as of December 31, 1994 compared to 1.78% of total loans as of December 31, 1993. The portion of these reserves that was allocated to known weaknesses in the loan portfolio decreased by 10% to $4,093,000 at December 31, 1995, compared to $4,548,000 at
December 31, 1994.

     Management considers the allowance for possible loan losses adequate to cover possible loan losses on the loans outstanding as of each reporting date. It must by emphasized, however, that the determination of the allowance using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amount reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for possible loan losses or future charges to earnings.

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for possible loan losses and losses on foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on the examiners judgments about information available to them at the time of their examinations.

     For the years indicated, Table 15 summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance arising from charge-offs and recoveries by category, and additions to the allowance that have been charged to expense. The Company charged off loans of approximately $1,600,000 in 1995 and $803,000 in 1994. Charge-offs in 1995 included approximately $590,000 of loans related to the parties involved in the litigation that was settled on December 28, 1995. For additional information, please see "Legal Proceedings" and Note 9 to the Consolidated Financial Statements. Charge-offs related to loans acquired from Central State were approximately $235,000 and $161,000 for 1995 and 1994, respectively. As reflected in Table 14, Central State's reserve level significantly increased the 1994 post-acquisition loan loss reserves of the Company. The allowance for loan losses in the amount of approximately $2,487,000 that Central State had recorded prior to the 1994 acquisition was based largely on its levels of nonperforming assets and potential problem loans.

Deposits

     The average amounts of deposits of the Company for the years ended December 31, 1995, 1994 and 1993 are presented in Table 16. The Company has a large, stable base of time deposits with little dependence on volatile deposits of $100,000 or more. The time deposits are principally certificates of deposit and individual retirement accounts obtained from individual customers.
Deposits of certain local governments and municipal entities represented 4.6% of the Bank's total deposits at December 31, 1995. All such public funds are collateralized by investment securities. The Company does not purchase brokered deposits.

     As of December 31, 1995, the Company held approximately $31,961,000 in time certificates of deposit of $100,000 or more and other time deposits of $107,474,000. Table 17 is a maturity schedule of time deposits of $100,000 or more as of December 31, 1995.

Return On Assets And Equity

     Table 18 shows return on assets (net income divided by average total assets), return on equity (net income divided by average shareholders equity), dividend payout ratio (dividends declared per share divided by net income per share) and shareholders equity to assets ratio (average shareholders equity divided by average total assets) for each of the years in the three-year period ended December 31, 1995. The changes in return on assets, return on equity and dividend payout ratio are largely due to the effects of the two nonrecurring charges previously discussed.

Liquidity

     The Company's liquidity is determined by its ability to convert assets to cash or acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and to maintain reserve requirements, pay expenses and operate the Company on an ongoing basis. The Company's primary liquidity sources are cash and due from banks and federal funds sold, as well as other short-term investment securities. In addition, the Company (through the Bank) has the ability, on a short-term basis, to purchase federal funds from other financial institutions. The Company typically has not had to rely on the purchase of federal funds as a source of liquidity. The rate sensitivity of the Company's assets and liabilities also may have an effect on its liquidity (see Table 4, "Rate Sensitivity Analysis"). Largely because of the Company's 1994 cash acquisition of Central State, the loan to deposit ratio has increased to levels more typical of the Bank's North Carolina peer group. The Company's management believes its liquidity sources are adequate to meet its operating needs.

Capital Resources

     The Company is regulated by the Board of Governors of the Federal Reserve Board ("FRB") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina State Banking Commission. The Company is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.

     The Company and the Bank must comply with regulatory capital requirements established by the FRB and FDIC. These standards require the Company to maintain minimum ratios of Tier 1 capital to total risk-weighted assets and total capital to risk-weighted assets of 4.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which for the Company is the allowance for possible loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company adjusted for their related risk levels using formulas set forth in FRB and FDIC regulations.

     In addition to the risk-based capital requirements described above, the Company is subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital (as defined above) to quarterly average total assets of 3.00% to 5.00%, depending upon the institution's composite ratings as determined by its regulators. The FRB has not advised the Company of any requirement specifically applicable to it.

     At December 31, 1995 and 1994, the Company was in compliance with all existing capital requirements, as summarized in Table 19. See "Supervision and Regulation" under "Business" and Note 12 to the Consolidated Financial Statements for discussion of other matters that may affect the Company's capital resources.

Inflation

     Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same. The effect of inflation on banks is normally not as significant as its influence on those businesses that have large investments in plant and inventories. During periods of high inflation, there are normally corresponding increases in the money supply, and banks will normally experience above average growth in assets, loans and deposits. Also, general increases in the price of goods and services will result in increased operating expenses.

Accounting Changes

     The Company prepares its financial statements and related disclosures in conformity with standards established by, among others, the Financial Accounting Standards Board (the "FASB"). Because the information needed by users of financial reports is dynamic, the FASB frequently has new rules and proposed new rules for companies to apply in reporting their activities. The following discussion addresses such changes as of December 31, 1995 that affect the Company's future reporting.

     In March 1995, the FASB issued Statement of Financial Accounting Standards Number 121 ("SFAS No. 121"), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for those to be disposed of. This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss should be recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. Those assets to be disposed of are to be reported at the lower of the carrying amount or fair value, less costs to sell. Adoption of SFAS No. 121 is required for fiscal years beginning after December 15, 1995. Adoption of this statement should not have a material effect on the Companys consolidated financial statements at the date of adoption.

     In October 1995, the FASB issued Statement of Financial Accounting Standards Number 122, "Accounting for Mortgage Servicing Rights, an amendment of SFAS No. 65." The statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise, or an entity engaged in mortgage banking activities, recognize as separate assets rights to service mortgage loans for others, however those rights are acquired. This statement also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair values of these rights. This statement applies prospectively in fiscal years beginning after December 31, 1995. The Company will adopt this statement prospectively on January 1, 1996, and does not believe that it will have a material effect on the consolidated financial statements upon adoption.

     In October 1995, the FASB issued Statement of Financial Accounting Standards Number 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The statement defines a fair value method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. It also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion Number 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." SFAS No. 123 requires that an employers financial statements include certain disclosures about stock-based compensation arrangements regardless of the method used to account for them. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.
The disclosure requirements of this statement are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which this statement is initially adopted for recognizing compensation cost. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB 25 must include the effects of all awards granted in fiscal years that begin after December 15,

1994. The Company has determined that it will elect to continue to measure compensation cost using APB 25, and therefore will make any appropriate disclosures in its financial statements for the year ending December 31, 1996, of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Management has not yet quantified these pro forma disclosures.

     The FASB also issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to issued exposure drafts and to proposed effective dates.

Table 1  Selected Consolidated Financial Data
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,                    Five-Year
($ in thousands except per share                            -----------------------------------------------------------   Compound
   and nonfinancial data)                                      1995        1994        1993        1992        1991        Growth
                                                            ----------- ----------- ----------- ----------- ----------- -----------
Income Statement Data
Interest income                                            $    23,302 $    19,009 $    17,530 $    18,453 $    20,419         2.0%
Interest expense                                                 8,953       6,257       6,056       7,532      10,400        -4.4%
Net interest income                                             14,349      12,752      11,474      10,921      10,019         7.8%
Provision for possible loan losses                                 900         387         590         505         565        -6.3%
Net interest income after provision
  for possible loan losses                                      13,449      12,365      10,884      10,416       9,454         9.3%
Other income                                                     3,581       3,173       2,796       2,777       2,718         7.2%
Other expenses                                                  14,868      11,396       9,958       9,721       9,489        10.6%
Income before income taxes                                       2,162       4,142       3,722       3,472       2,683        -0.1%
Income taxes                                                       580       1,155       1,021       1,019         680        -1.2%
Net income                                                 $     1,582 $     2,987 $     2,701 $     2,453 $     2,003         0.3%
-----------------------------------------------------------------------------------------------------------------------------------
Per Share Data (1)
Net income                                                 $      1.05 $      1.99 $      1.80 $      1.63 $      1.33         0.4%
Cash dividends declared                                           0.70        0.65        0.58        0.43        0.31        22.9%
Dividend payout                                                  66.67%      32.66%      32.22%      26.38%      23.31%       22.4%
Market price:
  High                                                     $     29.50 $     23.00 $     21.00 $     17.50 $     14.50        11.9%
  Low                                                            20.50       18.00       14.75       11.00       10.75        12.5%
  Close                                                          25.50       21.00       21.00       15.25       11.25        14.9%
Stated book value                                                20.09       19.14       18.24       17.03       15.82         6.3%
Tangible book value                                              15.91       14.97       17.33       16.58       15.12         2.8%
-----------------------------------------------------------------------------------------------------------------------------------
Selected Balance Sheet Data (at year end)
Securities available for sale                              $    49,657 $    46,150 $      -    $      -    $      -         n/a
Securities held-to-maturity                                     19,740      20,942      65,746      68,359      59,912       -18.4%
Loans, net of unearned income                                  211,522     185,749     157,279     144,716     147,694         8.0%
Allowance for possible loan losses                               4,587       5,009       2,797       2,526       2,484        14.0%
Intangible assets                                                6,306       6,279       1,374         681       1,059        34.3%
Total assets                                                   321,739     289,613     257,339     242,622     232,553         7.9%
Deposits                                                       287,715     258,430     227,043     214,867     206,033         8.1%
Total liabilities                                              291,462     260,823     229,896     217,007     208,752         8.1%
Total shareholders equity                                      30,277      28,790      27,443      25,615      23,801         6.3%
-----------------------------------------------------------------------------------------------------------------------------------
Selected Average Balances
Assets                                                     $   296,400 $   267,227 $   247,717 $   236,198 $   224,380         6.7%
Securities                                                      68,307      69,500      69,713      63,787      54,475         5.9%
Loans                                                          192,035     168,167     149,247     146,710     145,610         6.5%
Earning assets                                                 268,725     244,092     226,563     217,508     206,826         6.5%
Deposits                                                       262,846     236,725     218,795     208,924     198,551         6.8%
Interest-bearing liabilities                                   225,006     204,141     193,988     188,489     179,179         6.2%
Shareholders equity                                            30,461      28,197      26,751      24,721      23,033         6.8%
-----------------------------------------------------------------------------------------------------------------------------------
Nonfinancial Data
Number of shareholders of record                                   675         692         702         704         705
Number of employees (full/part time)                          201/25      198/26      171/34      167/29      171/34
Number of banking offices                                           32          28          26          26          26
Number of communities                                               23          22          21          21          21
-----------------------------------------------------------------------------------------------------------------------------------
Ratios
Return on average equity                                          5.19%      10.59%      10.10%       9.92%       8.70%
Return on average assets                                          0.53%       1.12%       1.09%       1.04%       0.89%
Net interest margin (taxable-equivalent basis)                    5.58%       5.48%       5.32%       5.33%       5.13%
Average shareholders equity to average assets                   10.28%      10.55%      10.80%      10.47%      10.27%
Average loans to average deposits                                73.06%      71.04%      68.21%      70.22%      73.34%
Net charge-offs to average loans                                  0.79%       0.39%       0.21%       0.32%       0.32%

-----------------------------------------------------------------------------------------------------------------------------------

Table 2  Average Balances And Net Interest Income Analysis
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  Year Ended December 31,
                        -----------------------------------------------------------------------------------------------------------
                                       1995                                1994                                1993
                        ----------------------------------- ----------------------------------- -----------------------------------
                                                 Interest                            Interest                            Interest
                          Average     Average      Earned     Average     Average      Earned     Average     Average      Earned
($ in thousands)           Volume       Rate      or Paid      Volume       Rate      or Paid      Volume       Rate      or Paid
                        ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Assets
Loans(1)               $   192,035        9.87%$    18,959 $   168,167        9.07%$    15,254 $   149,247        8.97%$    13,393
Taxable securities          48,871        5.65%      2,762      51,844        4.82%      2,501      53,810        5.49%      2,956
Non-taxable
  securities(2)             19,436        8.95%      1,739      17,656        9.13%      1,612      15,903        9.73%      1,547
Federal funds sold           8,383        5.94%        498       6,425        4.05%        260       7,603        2.93%        223
                        -----------             ----------- -----------             ----------- -----------             -----------
Total interest-
  earning assets           268,725        8.92%     23,958     244,092        8.04%     19,627     226,563        8.00%     18,119
                                                -----------                         -----------                         -----------
Cash and due from
  banks                     11,575                              10,912                              11,066
Bank premises and
  equipment, net             7,799                               6,444                               5,684
Other assets                 8,301                               5,779                               4,404
                        -----------                         -----------                         -----------
Total assets           $   296,400                         $   267,227                         $   247,717
                        ===========                         ===========                         ===========
Liabilities and
  and Equity
Interest-bearing
  deposits             $   224,999        3.98%      8,953 $   204,080        3.06%      6,253 $   193,966        3.12%      6,054
Federal funds
  purchased                      7        -           -              1        -           -           -           -           -
Borrowed funds                -           -           -             60        6.67%          4          22        9.09%          2
                        -----------             ----------- -----------             ----------- -----------             -----------
Total interest-
  bearing
  liabilities              225,006        3.98%      8,953     204,141        3.07%      6,257     193,988        3.12%      6,056
                                                -----------                         -----------                         -----------
Non-interest-
  bearing deposits          37,847                              32,645                              24,829
Other liabilities            3,086                               2,244                               2,149
Shareholders'
  equity                    30,461                              28,197                              26,751
                        -----------                         -----------                         -----------
Total liabilities
  and shareholders'
  equity               $   296,400                         $   267,227                         $   247,717
                        ===========                         ===========                         ===========
Net yield on interest-
  earning assets and
  net interest income                     5.58%$    15,005                    5.48%$    13,370                    5.32%$    12,063
                                                ===========                         ===========                         ===========
Interest rate spread                      4.94%                               4.97%                               4.88%

(1) Average loans, net of unearned income.  These amounts include non-accruing loans, the effect of which is to lower the average rates shown.  Interest earned includes recognized loan fees in the amounts of $660,000, $637,000 and $648,000 for 1995, 1994 and 1993, respectively.
(2) Interest earned on non-taxable securities has been (i) adjusted to a taxable-equivalent basis using the applicable combined federal and state tax rate for the period and (ii) reduced by the nondeductible portion of interest expense.

-----------------------------------------------------------------------------------------------------------------------------------

Table 3  Volume And Rate Variance Analysis
-----------------------------------------------------------------------------------------------------------------------------------
                                          Changes in                                      Changes in
                                        Average Volumes                 Interest Earned or Paid Attributed to Changes in
                                    ----------------------- -----------------------------------------------------------------------
                                       1995        1994                    1995                                1994
                                    ----------- ----------- ----------------------------------- -----------------------------------
(in thousands)                                               Volume(1)    Rate(1)       Net      Volume(1)    Rate(1)       Net
                                                            ----------- ----------- ----------- ----------- ----------- -----------
Loans                              $    23,868 $    18,920 $     2,264 $     1,441 $     3,705 $     1,702 $       159 $     1,861
Taxable securities                      (2,973)     (1,966)       (157)        418         261        (101)       (354)       (455)
Non-taxable securities(2)                1,780       1,753         160         (33)        127         166        (101)         65
Federal funds sold                       1,958      (1,178)         98         140         238         (42)         79          37
                                    ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Total interest-earning
  assets                           $    24,633 $    17,529       2,365       1,966       4,331       1,725        (217)      1,508
                                    =========== =========== ----------- ----------- ----------- ----------- ----------- -----------
Interest-bearing deposits          $    20,919 $    10,114         726       1,974       2,700         318        (119)        199
Federal funds purchased                      6           1        -           -           -             (3)          3        -
Borrowed funds                             (60)         38          (2)         (2)         (4)          3          (1)          2
                                    ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Total interest-bearing
  liabilities                      $    20,865 $    10,153         724       1,972       2,696         318        (117)        201
                                    =========== =========== ----------- ----------- ----------- ----------- ----------- -----------
Net interest income                                        $     1,641 $        (6)$     1,635 $     1,407 $      (100)$     1,307
                                                            =========== =========== =========== =========== =========== ===========

(1) The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2) Interest earned on non-taxable securities has been (i) adjusted to a taxable-equivalent basis using the applicable combined federal and state tax rate for the period and (ii) reduced by the nondeductible portion of interest expense.

-----------------------------------------------------------------------------------------------------------------------------------

Table 4  Rate Sensitivity Analysis
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              As of December 31, 1995
                                                            -----------------------------------------------------------
                                                                                       Total
                                                             3 Months     4 to 12    Within 12    Over 12
($ in thousands)                                              or Less      Months      Months      Months      Total
                                                            ----------- ----------- ----------- ----------- -----------
Earning Assets
  Loans                                                    $   107,123 $    15,189 $   122,312 $    89,210 $   211,522
  Securities available for sale                                 11,334      17,197      28,531      21,126      49,657
  Securities held-to-maturity                                      635       1,207       1,842      17,898      19,740
  Federal funds sold                                            11,826        -         11,826        -         11,826
                                                            ----------- ----------- ----------- ----------- -----------
    Total earning assets                                   $   130,918 $    33,593 $   164,511 $   128,234 $   292,745
                                                            =========== =========== =========== =========== ===========
  Percent of total earning assets                                44.72%      11.48%      56.20%      43.80%     100.00%
  Cumulative percent of total earning assets                     44.72%      56.20%      56.20%     100.00%     100.00%

Interest-bearing Liabilities
  Time deposits of $100,000 or more                        $    15,570 $    12,741 $    28,311 $     3,650 $    31,961
  Savings, NOW and money market deposits                       106,339        -        106,339        -        106,339
  Other time deposits                                           36,065      51,342      87,407      20,067     107,474
                                                            ----------- ----------- ----------- ----------- -----------
    Total interest-bearing liabilities                     $   157,974 $    64,083 $   222,057 $    23,717 $   245,774
                                                            =========== =========== =========== =========== ===========
  Percent of total interest-bearing liabilities                  64.28%      26.07%      90.35%       9.65%     100.00%
  Cumulative percent of total interest-bearing
    liabilities                                                  64.28%      90.35%      90.35%     100.00%     100.00%

Interest sensitivity gap                                   $   (27,056)$   (30,490)$   (57,546)$   104,517 $    46,971
Cumulative interest sensitivity gap                        $   (27,056)$   (57,546)$   (57,546)$    46,971 $    46,971
Cumulative interest sensitivity gap
  as a percent of total earning assets                           -9.24%     -19.66%     -19.66%      16.05%      16.05%

-----------------------------------------------------------------------------------------------------------------------------------

Table 5  Other Income
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                            -----------------------------------------------------------
(in thousands)                                                 1995                    1994                    1993
                                                            -----------             -----------             -----------
Service charges on deposit accounts                        $     2,164             $     1,935             $     1,750
Income from sales of credit insurance                              381                     279                     258
Other service charges, commissions and fees                        913                     783                     519
Data processing fees                                               123                     139                     252
Securities gains, net                                             -                         37                      17
                                                            -----------             -----------             -----------
  Total                                                    $     3,581             $     3,173             $     2,796
                                                            ===========             ===========             ===========

-----------------------------------------------------------------------------------------------------------------------------------

Table 6  Other Expenses
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                            -----------------------------------------------------------
(in thousands)                                                 1995                    1994                    1993
                                                            -----------             -----------             -----------
Salaries                                                   $     5,866             $     4,457             $     4,002
Employee benefits                                                1,222                   1,063                   1,004
  Total personnel expense                                        7,088                   5,520                   5,006
Net occupancy expense                                              858                     735                     701
Equipment rentals, depreciation and maintenance                    798                     883                     832
Litigation settlement expenses                                   1,446                    -                       -
Other operating expenses                                         4,678                   4,258                   3,419
                                                            -----------             -----------             -----------
  Total                                                    $    14,868             $    11,396             $     9,958
                                                            ===========             ===========             ===========

-----------------------------------------------------------------------------------------------------------------------------------

Table 7  Income Taxes
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                            -----------------------------------------------------------
(in thousands)                                                 1995                    1994                    1993
                                                            -----------             -----------             -----------
Income tax expense - Current                               $       767             $       712             $       970
                   - Deferred                                     (187)                    443                      51
                                                            -----------             -----------             -----------
  Total                                                    $       580             $     1,155             $     1,021
                                                            ===========             ===========             ===========
Effective tax rate                                               26.83%                  27.89%                  27.43%

-----------------------------------------------------------------------------------------------------------------------------------

Table 8  Distribution Of Assets And Liabilities
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 As of December 31,
                                                            -----------------------------------------------------------
(in thousands)                                                 1995                    1994                    1993
                                                            -----------             -----------             -----------
Assets
Interest-earning assets:
  Net loans                                                         64 %                    62 %                    60 %
  Securities available for sale                                     15                      16                    -
  Securities held-to-maturity                                        6                       7                      26
  Federal funds sold                                                 4                       2                       3
                                                            -----------             -----------             -----------
    Total  interest-earning assets                                  89                      87                      89

Non-interest-earning  assets:
  Cash and due from  banks                                           4                       4                       6
  Premises and equipment                                             2                       2                       2
  Other assets                                                       5                       7                       3
                                                            -----------             -----------             -----------
    Total assets                                                   100 %                   100 %                   100 %
                                                            ===========             ===========             ===========

Liabilities and Shareholders Equity
Demand deposits                                                     13 %                    14 %                    12 %
Savings, NOW and money market deposits                              33                      36                      36
Time deposits of $100,000 or more                                   10                       8                       8
Other time deposits                                                 33                      31                      32
                                                            -----------             -----------             -----------
    Total deposits                                                  89                      89                      88
Accrued expenses and other liabilities                               2                       1                       1
                                                            -----------             -----------             -----------
    Total liabilities                                               91                      90                      89

Shareholders equity                                                 9                      10                      11
                                                            -----------             -----------             -----------
    Total liabilities and shareholders equity                     100 %                   100 %                   100 %
                                                            ===========             ===========             ===========

-----------------------------------------------------------------------------------------------------------------------------------

Table 9  Investment Portfolio Composition
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 As of December 31,
                                                            -----------------------------------------------------------
(in thousands)                                                 1995                    1994                    1993
                                                            -----------             -----------             -----------
Securities Available for Sale:
  U.S. Treasury                                            $     9,590             $    10,292             $      -
  U.S. Government agencies                                      39,054                  35,666                    -
  Mortgage-backed                                                  389                    -                       -
  State and local governments                                      601                     172                    -
  Other                                                             23                      20                    -
                                                            -----------             -----------             -----------
  Total                                                    $    49,657             $    46,150             $      -
                                                            ===========             ===========             ===========
Securities Held-to-Maturity:
  U.S. Treasury                                            $      -                $        88             $    11,989
  U.S. Government agencies                                        -                      2,200                  37,451
  State and local governments                                   19,357                  18,248                  15,968
  Other                                                            383                     406                     338
                                                            -----------             -----------             -----------
  Total                                                    $    19,740             $    20,942             $    65,746
                                                            ===========             ===========             ===========

-----------------------------------------------------------------------------------------------------------------------------------

Table 10  Investment Portfolio Maturities
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       As of December 31,
                                                            -----------------------------------------------------------------------
                                                                           1995                                1994
                                                            ----------------------------------- -----------------------------------
                                                               Book        Fair        Book        Book        Fair        Book
($ in thousands)                                               Value       Value      Yield(1)     Value       Value      Yield(1)
                                                            ----------- ----------- ----------- ----------- ----------- -----------
Securities available for sale:
  U.S. Treasury
    Due within 90 days                                     $     1,750 $     1,749        5.11%$        79 $        79        5.02%
    Due after 90 days but within one year                        4,244       4,229        4.74%      5,999       5,904        4.52%
    Due after one year but within five years                     2,996       3,062        7.31%      3,996       3,818        4.47%
    Due after five years but within ten years                      505         550        7.27%        506         491        7.27%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
    Total                                                        9,495       9,590        5.75%     10,580      10,292        4.64%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
  U.S. Government agencies
    Due within 90 days                                           8,989       8,984        5.22%     11,480      11,460        5.13%
    Due after 90 days but within one year                       12,999      12,968        4.84%      3,000       3,983        5.78%
    Due after one year but within five years                    16,804      17,102        6.70%     21,997      20,223        5.08%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
    Total                                                       38,792      39,054        5.73%     36,477      35,666        5.15%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
  Mortgage-backed securities
    Due after one year but within five years                       386         389        6.90%       -           -           -
                                                            ----------- ----------- ----------- ----------- ----------- -----------
    Total                                                          386         389        6.90%       -           -           -
                                                            ----------- ----------- ----------- ----------- ----------- -----------
  State and local governments(1)
    Due within 90 days                                             601         601        6.08%        172         172        6.50%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
    Total                                                          601         601        6.08%        172         172        6.50%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
  Other
    Due after five years but within ten years                       23          23        6.00%         20          20        6.00%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
    Total                                                           23          23        6.00%         20          20        6.00%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
Total securities available for sale
    Due within 90 days                                          11,340      11,334        5.25%     11,731      11,711        5.15%
    Due after 90 days but within one year                       17,243      17,197        4.82%      8,999       9,887        4.94%
    Due after one year but within five years                    20,186      20,553        6.79%     25,993      24,041        4.99%
    Due after five years but within ten years                      528         573        7.21%        526         511        7.22%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
    Total                                                  $    49,297 $    49,657        5.75%$    47,249 $    46,150        5.05%
                                                            =========== =========== =========== =========== =========== ===========

Securities held-to-maturity:
  U.S. Treasury
    Due within 90 days                                     $      -    $      -           -    $        88 $        88        5.31%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
    Total                                                         -           -           -             88          88        5.31%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
  U.S. Government agencies
    Due after 90 days but within one year                         -           -           -            200         200        5.66%
    Due after one year but within five years                      -           -           -          2,000       1,943        6.00%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
    Total                                                         -           -           -          2,200       2,143        5.97%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
  State and local governments(1)
    Due within 90 days                                             635         636        6.89%        130         130        6.81%
    Due after 90 days but within one year                        1,207       1,215        7.68%        246         246        7.35%
    Due after one year but within five years                     9,774      10,154        8.91%     10,400      10,580        8.77%
    Due after five years but within ten years                    6,692       6,901        8.16%      6,920       6,724        8.14%
    Due after ten years                                          1,049       1,085        8.59%        552         477        7.92%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
    Total                                                       19,357      19,991        8.49%     18,248      18,157        8.47%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
  Other
    Due after five years but within ten years                      383         383        6.00%        406         406        6.00%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
    Total                                                          383         383        6.00%        406         406        6.00%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
Total securities held-to-maturity
    Due within 90 days                                             635         636        6.89%        218         218        6.20%
    Due after 90 days but within one year                        1,207       1,215        7.68%        446         446        6.59%
    Due after one year but within five years                     9,774      10,154        8.91%     12,400      12,523        8.32%
    Due after five years but within ten years                    7,075       7,284        8.04%      7,326       7,130        8.02%
    Due after ten years                                          1,049       1,085        8.59%        552         477        7.92%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
    Total                                                  $    19,740 $    20,374        8.44%$    20,942 $    20,794        8.15%
                                                            =========== =========== =========== =========== =========== ===========

(1) Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 34% tax rate.

-----------------------------------------------------------------------------------------------------------------------------------

Table 11  Loan Portfolio Composition
-----------------------------------------------------------------------------------------------------------------------------------
                                                               As of December 31,
            -----------------------------------------------------------------------------------------------------------------------
                      1995                    1994                    1993                    1992                    1991
            ----------------------- ----------------------- ----------------------- ----------------------- -----------------------
($ in                      % of                    % of                    % of                    % of                    % of
thousands)     Amount      Total       Amount      Total       Amount      Total       Amount      Total       Amount      Total
            ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Commercial,
financial
& agricul-
  tural    $    34,531       16.33%$    33,948       18.28%$    26,900       17.10%$    25,058       17.32%$    25,900       17.54%
Real estate(1)
  Construc-
    tion        10,033        4.74%      9,869        5.31%      8,651        5.50%      6,511        4.50%      6,828        4.62%
  Mortgage     138,862       65.65%    114,705       61.75%     98,165       62.42%     90,330       62.41%     90,377       61.19%
Installment
loans to
individ-
  uals          27,324       12.92%     25,503       13.73%     21,576       13.72%     20,792       14.37%     22,213       15.04%
Nonaccrual         772        0.36%      1,724        0.93%      1,987        1.26%      2,025        1.40%      2,376        1.61%
            ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
  Total    $   211,522      100.00%$   185,749      100.00%$   157,279      100.00%$   144,716      100.00%$   147,694      100.00%
            =========== =========== =========== =========== =========== =========== =========== =========== =========== ===========

(1) The majority of these loans are various personal and commercial loans where real estate provides additional security for the loan.

-----------------------------------------------------------------------------------------------------------------------------------

Table 12  Loan Maturities
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        As of December 31, 1995
                                    -----------------------------------------------------------------------------------------------
                                                                 After One Year
                                             Within                But Within
                                            One Year               Five Years           After Five Years             Total
                                    ----------------------- ----------------------- ----------------------- -----------------------
($ in thousands)                       Amount      Yield       Amount      Yield       Amount      Yield       Amount      Yield
                                    ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Variable Rate Loans:
Commercial, financial
  and agricultural                 $    14,848        9.29%$     4,775        9.47%$     1,337        9.36%$    20,960        9.34%
Real estate-construction                 5,911        9.39%      1,869        9.68%        675        8.50%      8,455        9.38%
Real estate-mortgage                    18,453        9.36%     30,904        9.19%     21,009        9.62%     70,366        9.36%
Installment loans
  to individuals                           478        9.52%      2,166       11.19%        757       10.10%      3,401       10.71%
                                    -----------             -----------             -----------             -----------
  Total at variable rates               39,690        9.34%     39,714        9.36%     23,778        9.59%    103,182        9.40%
                                    -----------             -----------             -----------             -----------
Fixed Rate Loans:
Commercial, financial
  and agricultural                       5,123        8.33%      7,379        9.15%      1,069        5.85%     13,571        8.58%
Real estate-construction                 1,278        9.90%        212        8.00%         88        9.41%      1,578        9.62%
Real estate-mortgage                     9,896        9.15%     48,255        8.93%     10,345        9.02%     68,496        8.98%
Installment loans
  to individuals                         4,224       10.54%     19,358       11.18%        341        9.34%     23,923       11.04%
                                    -----------             -----------             -----------             -----------
  Total at fixed rates                  20,521        9.28%     75,204        9.53%     11,843        8.75%    107,568        9.40%
                                    -----------             -----------             -----------             -----------
Subtotal                                60,211        9.32%    114,918        9.47%     35,621        9.31%    210,750        9.40%
Nonaccrual loans                           772                                                                     772
                                    -----------             -----------             -----------             -----------
Total loans                        $    60,983             $   114,918             $    35,621             $   211,522
                                    ===========             ===========             ===========             ===========

-----------------------------------------------------------------------------------------------------------------------------------

Table 13  Nonperforming Assets
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 As of December 31,
                                                            -----------------------------------------------------------
($ in thousands)                                               1995        1994        1993        1992        1991
                                                            ----------- ----------- ----------- ----------- -----------
Loans:  Nonaccrual loans                                   $       772 $     1,724 $     1,987 $     2,025 $     2,376
        Loans past due 90 or more days and
          still accruing interest                                 -           -           -           -              1
        Restructured loans                                         668         252         591         276         383
                                                            ----------- ----------- ----------- ----------- -----------
Total nonperforming loans                                        1,440       1,976       2,578       2,301       2,760
Foreclosed and repossessed properties                            1,393       2,976       1,781       1,478         977
                                                            ----------- ----------- ----------- ----------- -----------
Total nonperforming assets                                 $     2,833 $     4,952 $     4,359 $     3,779 $     3,737
                                                            =========== =========== =========== =========== ===========
Nonperforming loans as a percentage
  of total loans                                                  0.68%       1.06%       1.64%       1.59%       1.87%
Allowance for possible loan losses as a
  percentage of nonperforming loans                             318.54%     253.49%     108.49%     109.78%      90.00%
Nonperforming assets as a percentage of
  loans and  foreclosed, repossessed and
  idled properties                                                1.33%       2.62%       2.74%       2.58%       2.51%
Nonperforming assets as a percentage of
  total assets                                                    0.88%       1.71%       1.69%       1.56%       1.61%

-----------------------------------------------------------------------------------------------------------------------------------

Table 14  Allocation Of The Allowance For Possible Loan Losses
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 As of December 31,
                                                            -----------------------------------------------------------
($ in thousands)                                               1995        1994        1993        1992        1991
                                                            ----------- ----------- ----------- ----------- -----------
Commercial, financial and agricultural                     $       758 $       795 $       346 $       361 $       442
Real estate:
  Construction                                                     199         214         203          84        -
  Mortgage                                                       2,516       2,704       1,802       1,708       1,650
Installment loans to individuals                                   620         835         266         236         267
                                                            ----------- ----------- ----------- ----------- -----------
Total allocated                                                  4,093       4,548       2,617       2,389       2,359
Unallocated                                                        494         461         180         137         125
                                                            ----------- ----------- ----------- ----------- -----------
Total                                                      $     4,587 $     5,009 $     2,797 $     2,526 $     2,484
                                                            =========== =========== =========== =========== ===========

The percentages of total loans in each category to total loans are presented in Table 11.

-----------------------------------------------------------------------------------------------------------------------------------

Table 15  Loan Loss And Recovery Experience
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                            -----------------------------------------------------------
($ in thousands)                                               1995        1994        1993        1992        1991
                                                            ----------- ----------- ----------- ----------- -----------
Loans outstanding at end of year,
  net of unearned income                                   $   211,522 $   185,749 $   157,279 $   144,716 $   147,694
                                                            =========== =========== =========== =========== ===========
Average amount of loans outstanding                        $   192,035 $   168,167 $   149,247 $   146,710 $   145,610
                                                            =========== =========== =========== =========== ===========
Allowance for possible loan losses
  at beginning of year                                     $     5,009 $     2,797 $     2,526 $     2,484 $     2,379
Provision for possible loan losses
  charged to expense                                               900         387         590         505         565
Allowance of purchased bank                                        187       2,487        -           -           -
                                                            ----------- ----------- ----------- ----------- -----------
                                                                 6,096       5,671       3,116       2,989       2,944
                                                            ----------- ----------- ----------- ----------- -----------
Loans charged off:
  Commercial, financial and agricultural                          (885)       (242)        (87)        (60)       (134)
  Real estate - mortgage                                          (184)       (207)       (158)       (197)        (77)
  Installment loans to individuals                                (531)       (354)       (226)       (294)       (310)
                                                            ----------- ----------- ----------- ----------- -----------
  Total charge-offs                                             (1,600)       (803)       (471)       (551)       (521)
                                                            ----------- ----------- ----------- ----------- -----------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural                            23          11          61           7          16
  Real estate - mortgage                                             6          79           9          31           6
  Installment loans to individuals                                  62          51          82          50          39
                                                            ----------- ----------- ----------- ----------- -----------
  Total recoveries                                                  91         141         152          88          61
                                                            ----------- ----------- ----------- ----------- -----------
Net charge-offs                                                 (1,509)       (662)       (319)       (463)       (460)
                                                            ----------- ----------- ----------- ----------- -----------
Allowance for possible loan losses
  at end of year                                           $     4,587 $     5,009 $     2,797 $     2,526 $     2,484
                                                            =========== =========== =========== =========== ===========
Ratios:
  Net charge-offs during year to average
    loans outstanding during year                                 0.79%       0.39%       0.21%       0.32%       0.32%
  Net charge-offs to loans at end of year                         0.71%       0.36%       0.20%       0.32%       0.31%
  Allowance for possible loan losses
    to average loans                                              2.39%       2.98%       1.87%       1.72%       1.71%
  Allowance for possible loan losses
    to loans at end of year                                       2.17%       2.70%       1.78%       1.75%       1.68%
  Net charge-offs to allowance for
    possible loan losses                                         32.90%      13.22%      11.41%      18.33%      18.52%
  Net charge-offs to provision for
    possible loan losses                                        167.67%     171.06%      54.07%      91.68%      81.42%

-----------------------------------------------------------------------------------------------------------------------------------

Table 16  Average Deposits
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        Year Ended December 31,
                                                -----------------------------------------------------------------------
                                                          1995                    1994                    1993
                                                ----------------------- ----------------------- -----------------------
                                                  Average     Average     Average     Average     Average     Average
($ in thousands)                                   Amount      Rate        Amount      Rate        Amount      Rate
                                                ----------- ----------- ----------- ----------- ----------- -----------
Interest-bearing demand deposits               $    71,571        2.09%$    69,597        1.92%$    65,726        2.10%
Savings deposits                                    29,322        2.56%     28,369        2.52%     23,115        2.51%
Time deposits                                      124,106        5.40%    106,114        3.96%    105,125        3.90%
                                                -----------             -----------             -----------
  Total interest-bearing deposits                  224,999        3.98%    204,080        3.06%    193,966        3.12%
Non-interest-bearing deposits                       37,847        -         32,645        -         24,829        -
                                                -----------             -----------             -----------
  Total deposits                               $   262,846        3.41%$   236,725        2.64%$   218,795        2.77%
                                                ===========             ===========             ===========

-----------------------------------------------------------------------------------------------------------------------------------

Table 17  Maturities Of Time Deposits Of $100,000 Or More
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 As of December 31,
                                                            -----------------------------------------------------------
                                                              3 Months     4 to 6     7 to 12     Over 12
(in thousands)                                                 or less     Months      Months      Months      Total
                                                            ----------- ----------- ----------- ----------- -----------
Time certificates of deposit of
  $100,000 or more                                         $    15,570 $     6,665 $     6,076 $     3,650 $    31,961

-----------------------------------------------------------------------------------------------------------------------------------

Table 18  Return On Assets And Equity
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                            -----------------------------------------------------------
                                                               1995                    1994                    1993
                                                            -----------             -----------             -----------
Return on assets                                                  0.53%                   1.12%                   1.09%
Return on equity                                                  5.19%                  10.59%                  10.10%
Dividend payout                                                  66.67%                  32.66%                  32.22%
Average shareholders equity to average assets                   10.28%                  10.55%                  10.80%

-----------------------------------------------------------------------------------------------------------------------------------

Table 19  Risk-Based And Leverage Capital, Capital Components And Ratios
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             As of December 31,
                                                                                    -----------------------------------
($ in thousands)                                                                       1995                    1994
                                                                                    -----------             -----------
Risk-Based And Leverage Capital
Tier I capital:
  Common shareholders equity                                                      $    30,277             $    28,790
  Intangible assets                                                                     (6,306)                 (6,279)
  Unrealized holding loss (gain)
    on securities available for sale                                                      (235)                    663
                                                                                    -----------             -----------
    Total Tier I leverage capital                                                       23,736                  23,174
                                                                                    -----------             -----------
Tier II capital:
  Allowable allowance for possible loan losses                                           2,661                   2,535
                                                                                    -----------             -----------
    Tier II capital additions                                                            2,661                   2,535
                                                                                    -----------             -----------
Total risk-based capital                                                           $    26,397             $    25,709
                                                                                    ===========             ===========
Risk-adjusted assets                                                               $   219,439             $   208,438
Tier I risk-adjusted assets
  (includes Tier I capital adjustments)                                                212,898                 202,822
Tier II risk-adjusted assets
  (includes Tiers I and II capital adjustments)                                        215,559                 205,357
Fourth quarter average assets                                                          309,996                 289,904
Adjusted fourth quarter average assets
  (includes Tier I capital adjustments)                                                303,455                 284,288

Risk-based capital ratios:
  Tier I capital to Tier I risk-adjusted assets                                          11.15%                  11.43%
  Minimum required Tier I capital                                                         4.00%                   4.00%
  Total risk-based capital to
    Tier II risk-adjusted assets                                                         12.25%                  12.52%
  Minimum required total risk-based capital                                               8.00%                   8.00%
Leverage Capital Ratios:
  Tier I leverage capital to
    adjusted fourth quarter average assets                                                7.82%                   8.15%
  Minimum required Tier I leverage capital                                           3-5.00%                 3-5.00%

-----------------------------------------------------------------------------------------------------------------------------------

Table 20  QUARTERLY FINANCIAL SUMMARY
-----------------------------------------------------------------------------------------------------------------------------------
                                                          1995                                            1994
                                    ----------------------------------------------- -----------------------------------------------
($ in thousands                        Fourth       Third      Second       First      Fourth       Third      Second       First
except per share data)                 Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
                                    ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Operating Summary
Interest income, taxable
  equivalent                       $     6,317 $     6,064 $     5,988 $     5,589 $     5,488 $     5,081 $     4,644 $     4,414
Interest expense                         2,467       2,325       2,222       1,939       1,813       1,566       1,465       1,413
Net interest income,
  taxable equivalent                     3,850       3,739       3,766       3,650       3,675       3,515       3,179       3,001
Taxable equivalent
  adjustment                               165         165         166         160         155         153         157         153
Net interest income                      3,685       3,574       3,600       3,490       3,520       3,362       3,022       2,848
Provision for loan losses                  540         100         160         100          50         100         100         137
Net interest income after
  provision for possible
  loan losses                            3,145       3,474       3,440       3,390       3,470       3,262       2,922       2,711
Other income                             1,001         843         871         866       1,027         749         662         735
Other expenses                           5,487       3,034       3,115       3,232       3,380       2,886       2,564       2,566
Income (loss) before taxes              (1,341)      1,283       1,196       1,024       1,117       1,125       1,020         880
Income taxes                              (540)        420         391         309         301         332         285         237
Net income (loss)                         (801)        863         805         715         816         793         735         643
-----------------------------------------------------------------------------------------------------------------------------------
Per Share Data(1)
Net income (loss)                  $     (0.53)$      0.57 $      0.54 $      0.48 $      0.54 $      0.53 $      0.49 $      0.43
Cash dividends declared                   0.18        0.18        0.17        0.17        0.17        0.16        0.16        0.16
Dividend payout                         -33.96%      31.58%      31.48%      35.42%      31.48%      30.19%      32.65%      37.21%
Market price:
  High                             $     29.50 $     29.00 $     22.50 $     22.50 $     23.00 $     22.00 $     21.00 $     21.00
  Low                                    25.50       21.00       21.00       20.50       18.63       18.00       18.00       18.00
  Close                                  25.50       28.25       22.00       22.00       21.00       19.25       19.00       20.00
Stated book value                        20.09       20.74       20.32       19.65       19.14       18.90       18.57       18.42
Tangible book value                      15.91       16.92       16.33       15.57       14.97       14.62       18.12       17.93
-----------------------------------------------------------------------------------------------------------------------------------
Selected Average Balances
Assets                             $   309,996 $   296,136 $   291,981 $   287,487 $   289,904 $   268,894 $   256,237 $   253,873
Securities                              66,852      67,582      70,874      67,920      67,725      68,335      72,251      68,733
Loans                                  201,380     194,022     188,433     184,305     186,833     170,203     158,523     157,109
Earning assets                         282,933     267,379     264,722     259,866     261,429     245,735     236,283     232,921
Deposits                               274,648     261,650     259,305     255,781     258,646     238,228     226,430     223,596
Interest-bearing liabilities           234,708     223,977     221,772     218,988     219,447     204,945     196,980     195,192
Shareholders equity                    31,595      30,899      29,845      29,505      28,674      28,380      27,870      27,894
-----------------------------------------------------------------------------------------------------------------------------------
Ratios
Return on average assets                 -1.03%       1.17%       1.10%       0.99%       1.13%       1.18%       1.15%       1.01%
Return on average equity                -10.14%      11.17%      10.79%       9.69%      11.38%      11.18%      10.55%       9.22%
Average equity to
  average assets                         10.19%      10.43%      10.22%      10.26%       9.89%      10.55%      10.88%      10.99%
Risk-based capital ratios:
  Tier I capital                         11.15%      12.57%      12.59%      12.51%      11.43%      10.59%      15.61%      15.27%
  Total risk-based capital               12.25%      13.68%      13.70%      13.62%      12.52%      11.84%      16.86%      16.52%
  Tier I leverage capital                 7.82%       8.72%       8.56%       8.44%       8.15%       8.54%      10.80%      10.71%
Average loans to
  average deposits                       73.32%      74.15%      72.67%      72.06%      72.24%      71.45%      70.01%      70.26%
Average earning assets to
  interest-bearing
  liabilities                           120.55%     119.38%     119.37%     118.67%     119.13%     119.90%     119.95%     119.33%
Net interest margin                       5.44%       5.59%       5.69%       5.62%       5.62%       5.72%       5.38%       5.15%
Nonperforming loans as a
  percentage of total loans               0.68%       1.21%       1.10%       1.13%       1.06%       1.29%       1.18%       1.78%
Allowance for possible loan
  losses as a percentage of
  nonperforming loans                   318.54%     194.43%     227.95%     229.98%     253.49%     217.04%     151.54%     100.88%
Nonperforming assets as a
  percentage of loans and
  foreclosed, repossessed
  and idled properties                    1.33%       1.89%       2.00%       2.52%       2.62%       2.86%       2.50%       2.87%
Nonperforming assets as a
  percentage of total assets              0.88%       1.25%       1.33%       1.65%       1.71%       1.92%       1.58%       1.79%

-----------------------------------------------------------------------------------------------------------------------------------

Item 7.  Financial Statements

FIRST BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                                         As of December 31,
                                                                                                -----------------------------------
($ in thousands)                                                                                   1995                    1994
                                                                                                -----------             -----------
ASSETS
Cash and due from banks, noninterest-bearing                                                   $    12,190             $    12,588
Federal funds sold                                                                                  11,826                   6,660
                                                                                                -----------             -----------
  Total cash and cash equivalents                                                                   24,016                  19,248
                                                                                                -----------             -----------
Securities available for sale (costs of
  $49,297 in 1995 and $47,249 in 1994)                                                              49,657                  46,150
Securities held-to-maturity (approximate fair
  values of $20,374 in 1995 and $20,794 in 1994)                                                    19,740                  20,942
Presold mortgages in process of settlement                                                             826                     631

Loans, net of unearned income                                                                      211,522                 185,749
  Less:  Allowance for possible loan losses                                                         (4,587)                 (5,009)
                                                                                                -----------             -----------
  Net loans                                                                                        206,935                 180,740
                                                                                                -----------             -----------
Premises and equipment, net                                                                          8,043                   7,138
Accrued interest receivable                                                                          2,372                   2,235
Intangible assets, net                                                                               6,306                   6,279
Other assets                                                                                         3,844                   6,250
                                                                                                -----------             -----------
Total assets                                                                                   $   321,739             $   289,613
                                                                                                ===========             ===========

LIABILITIES
Deposits, domestic:
  Demand                                                                                       $    41,941             $    40,390
  Savings, NOW and money market                                                                    106,339                 103,879
  Time deposits of $100,000 or more                                                                 31,961                  24,615
  Other time deposits                                                                              107,474                  89,546
                                                                                                -----------             -----------
Total deposits                                                                                     287,715                 258,430
Accrued interest on savings and time deposits                                                        1,889                   1,144
Other                                                                                                1,858                   1,249
                                                                                                -----------             -----------
Total liabilities                                                                                  291,462                 260,823
                                                                                                -----------             -----------
Commitments and contingencies (Notes 8 and 9)

SHAREHOLDERS EQUITY
Common stock, par value $5 per share:
  Authorized:  12,500,000 shares
  Issued and outstanding:  1,507,085 shares
    in 1995 and 1,504,185 shares in 1994                                                             7,535                   7,521
Capital surplus                                                                                     11,355                  11,308
Retained earnings                                                                                   11,152                  10,624
Unrealized gain (loss) on securities
  available for sale, net of income taxes                                                              235                    (663)
                                                                                                -----------             -----------
Total shareholders equity                                                                          30,277                  28,790
                                                                                                -----------             -----------
Total liabilities and shareholders equity                                                     $   321,739             $   289,613
                                                                                                ===========             ===========

See notes to consolidated financial statements.

FIRST BANCORP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

                                                                                          Year Ended December 31,
                                                                        -----------------------------------------------------------
($ in thousands except per share data)                                     1995                    1994                    1993
                                                                        -----------             -----------             -----------
INTEREST INCOME
Interest and fees on loans                                             $    18,959             $    15,254             $    13,393
Interest on investment securities
  Taxable interest income                                                    2,762                   2,501                   2,956
  Exempt from federal income taxes                                           1,083                     994                     958
Other, principally from federal funds sold                                     498                     260                     223
                                                                        -----------             -----------             -----------
  Total interest income                                                     23,302                  19,009                  17,530
                                                                        -----------             -----------             -----------
INTEREST EXPENSE
Time deposits of $100,000 or more                                            1,662                     861                     845
Other time and savings deposits                                              7,291                   5,392                   5,209
Borrowed funds                                                                -                          4                       2
                                                                        -----------             -----------             -----------
  Total interest expense                                                     8,953                   6,257                   6,056
                                                                        -----------             -----------             -----------
Net interest income                                                         14,349                  12,752                  11,474
Provision for possible loan losses                                             900                     387                     590
                                                                        -----------             -----------             -----------
Net interest income after provision for possible
  loan losses                                                               13,449                  12,365                  10,884
                                                                        -----------             -----------             -----------
OTHER INCOME
Service charges on deposit accounts                                          2,164                   1,935                   1,750
Income from sales of credit insurance                                          381                     279                     258
Other service charges, commissions and fees                                    913                     783                     519
Data processing fees                                                           123                     139                     252
Securities gains, net                                                         -                         37                      17
                                                                        -----------             -----------             -----------
  Total other income                                                         3,581                   3,173                   2,796
                                                                        -----------             -----------             -----------
OTHER EXPENSES
Salaries                                                                     5,866                   4,457                   4,002
Employee benefits                                                            1,222                   1,063                   1,004
                                                                        -----------             -----------             -----------
  Total personnel expense                                                    7,088                   5,520                   5,006
Net occupancy                                                                  858                     735                     701
Equipment rentals, depreciation and maintenance                                798                     883                     832
Litigation settlement                                                        1,446                    -                       -
Other operating expenses                                                     4,678                   4,258                   3,419
                                                                        -----------             -----------             -----------
  Total other expenses                                                      14,868                  11,396                   9,958
                                                                        -----------             -----------             -----------
Income before income taxes                                                   2,162                   4,142                   3,722
Income taxes                                                                   580                   1,155                   1,021
                                                                        -----------             -----------             -----------
NET INCOME                                                             $     1,582             $     2,987             $     2,701
                                                                        ===========             ===========             ===========
PER SHARE AMOUNTS
Net income                                                             $      1.05             $      1.99             $      1.80
Cash dividends declared                                                       0.70                    0.65                    0.58

See notes to consolidated financial statements.

FIRST BANCORP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                          Year Ended December 31,
                                                                        -----------------------------------------------------------
(in thousands)                                                             1995                    1994                    1993
                                                                        -----------             -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $     1,582             $     2,987             $     2,701
Adjustments to reconcile net income to
net cash provided by operations:
  Provision for possible loan losses                                           900                     387                     590
  Net security premium amortization/discount accretion                         (44)                     37                      56
  Loan fees and costs deferred net of amortization                             (43)                     (7)                     65
  Depreciation of premises and equipment                                       726                     764                     644
  Amortization of intangible assets                                            501                     315                     282
  Realized and unrealized other real estate losses (gains)                      78                     (11)                     33
  Provision for deferred income taxes                                         (187)                    443                      51
  Gains on sales of securities                                                -                        (37)                    (17)
  Loss on disposal of premises and equipment                                  -                         49                      40
Changes in operating assets and liabilities:
  Decrease (increase) in accrued interest receivable                            (7)                    (96)                    147
  Decrease in intangible assets                                                161                    -                       -
  Decrease (increase) in other assets                                        1,941                     880                    (491)
  Increase (decrease) in accrued interest payable                              728                     133                    (376)
  Increase (decrease) in other liabilities                                     513                  (1,558)                  1,044
                                                                        -----------             -----------             -----------
Net cash provided by operating activities                                    6,849                   4,286                   4,769
                                                                        -----------             -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale                                  (26,269)                (33,050)                   -
Purchase of securities held-to-maturity                                     (1,683)                 (5,733)                (30,744)
Proceeds from sale of securities available for sale                           -                      1,998                    -
Proceeds from maturities and issuer calls of
  securities available for sale                                             27,789                  33,513                    -
Proceeds from maturities and issuer calls of
  securities held-to-maturity                                                2,240                   1,332                  33,318
Net increase in loans                                                      (18,600)                 (3,417)                (14,170)
Net purchases of premises and equipment                                     (1,323)                   (190)                 (1,214)
Net cash acquired (paid) in acquisition of
  a financial institution                                                    2,417                  (1,272)                   -
                                                                        -----------             -----------             -----------
Net cash used in investing activities                                      (15,429)                 (6,819)                (12,810)
                                                                        -----------             -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                         14,325                  (1,226)                 12,176
Cash dividends paid                                                         (1,038)                   (947)                   (827)
Proceeds from issuance of common stock                                          61                    -                       -
                                                                        -----------             -----------             -----------
Net cash provided by (used in) financing activities                         13,348                  (2,173)                 11,349
                                                                        -----------             -----------             -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             4,768                  (4,706)                  3,308
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                19,248                  23,954                  20,646
                                                                        -----------             -----------             -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $    24,016             $    19,248             $    23,954
                                                                        ===========             ===========             ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                             $     8,225             $     6,124             $     6,432
  Income taxes                                                               1,362                     999                   1,012
Non-cash transactions:
  Foreclosed loans transferred to other real estate                            259                   1,170                   1,223
  Loans to facilitate the sale of other real estate                          1,199                    -                        273
  Reclassification of securities available for sale                           -                     49,288                    -
  Increase (decrease) in market value of securities
    available for sale                                                       1,459                  (1,099)                   -
  Book value of premises exchanged in acquisition
    of net assets from another financial institution                           219                    -                       -

See notes to consolidated financial statements.

FIRST BANCORP AND SUBSIDIARIES
STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS EQUITY

                                                                  Common Stock
                                                            -----------------------
                                                                                      Capital     Retained                 Total
(in thousands)                                                 Shares     Amount      Surplus     Earnings     Other       Equity
                                                            ----------- ----------- ----------- ----------- ----------- -----------
BALANCE, JANUARY 1, 1993                                         1,504 $     7,521 $    11,308 $     6,786 $      -    $    25,615

Net income                                                                                           2,701                   2,701
Cash dividends declared ($0.58 per share)                                                             (873)                   (873)
                                                            ----------- ----------- ----------- ----------- ----------- -----------
BALANCE, DECEMBER 31, 1993                                       1,504       7,521      11,308       8,614        -         27,443

Unrealized gain on securities classified as
  available for sale upon adoption of
  SFAS No. 115 on January 1, 1994                                                                                  254         254
Net income                                                                                           2,987                   2,987
Cash dividends declared ($0.65 per share)                                                             (977)                   (977)
Net adjustment for securities available for sale                                                                  (917)       (917)
                                                            ----------- ----------- ----------- ----------- ----------- -----------
BALANCE, DECEMBER 31, 1994                                       1,504       7,521      11,308      10,624        (663)     28,790

Net income                                                                                           1,582                   1,582
Cash dividends declared ($0.70 per share)                                                           (1,054)                 (1,054)
Common stock issued under
  stock option plans                                                 3          14          47                                  61
Net adjustment for securities available for sale                                                                   898         898
                                                            ----------- ----------- ----------- ----------- ----------- -----------
BALANCE, DECEMBER 31, 1995                                       1,507 $     7,535 $    11,355 $    11,152 $       235 $    30,277
                                                            =========== =========== =========== =========== =========== ===========

See notes to consolidated financial statements.

FIRST BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) BASIS OF PRESENTATION. The consolidated financial statements include the accounts of First Bancorp (the "Company") and its wholly owned subsidiaries, First Bank (the "Bank") and its wholly owned subsidiary First Bank Insurance Services, Inc. ("First Bank Insurance"), Montgomery Data Services, Inc. ("Montgomery Data"), and First Bancorp Financial Services, Inc., ("First Bancorp Financial"), formerly First Recovery, Inc. All significant intercompany accounts and transactions have been eliminated. The Company is a bank holding company. The principal activity of the Company is the ownership and operation of First Bank, a state chartered bank with its main office in Troy, North Carolina. The Company also owns and operates Montgomery Data, a data processing company, and First Bancorp Financial, formerly a back-up data processing company, both of which are also headquartered in Troy.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by the Company in the preparation of its consolidated financial statements are the determination of the reserve for loan losses, the valuation of other real estate, the valuation allowance for deferred tax assets and fair value estimates for financial instruments.

  (b) CASH AND CASH EQUIVALENTS. The Company considers all highly liquid assets such as cash on hand, noninterest-bearing and interest-bearing amounts due from banks and federal funds sold to be "cash equivalents".

  (c) INVESTMENT SECURITIES.  On January 1, 1994, the Company adopted
Statement of Financial Accounting Standards Number 115 ("SFAS No. 115"), Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. As required, SFAS 115 was initially applied as of the beginning of the Company's fiscal year and could not be applied retroactively to prior years financial statements. These investments are to be classified in three categories and accounted for as follows: (1) debt securities that the entity has the positive intent and the ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and (3) debt and equity securities not classified as either held-to-maturity securities or trading securities would be classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Although the Company has not historically relied upon security sales as a source of liquidity, the sale of securities classified as available for sale may be necessary due to liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital and investment requirements, or significant unforeseen changes in market conditions, including interest rates and market values of securities held in the portfolio. On January 1, 1994, the Company classified approximately $49,288,000 of investment securities at amortized cost as available for sale securities.

     Gains and losses on investment securities are recognized at the time of sale based upon the specific identification method. Premiums and discounts are amortized into income on a level yield basis.

  (d) PREMISES AND EQUIPMENT. Premises and equipment are stated at cost less accumulated depreciation. Depreciation, computed by the straight-line method, is charged to operations over the estimated useful lives of the properties, which range from 5 to 40 years or, in the case of leasehold improvements, over the term of the lease, if shorter. Maintenance and repairs are charged to operations in the year incurred. Gains and losses on dispositions are included in current operations.

  (e) ALLOWANCE FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses charged to operations is an amount sufficient to bring the allowance for possible loan losses to an estimated balance considered adequate to absorb losses inherent in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, historical loan loss experience and other risk factors. While management uses the best information available to make evaluations, future adjustments may be necessary if economic and other conditions differ substantially from the assumptions used.

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses and losses on foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on the examiners judgments about information available to them at the time of their examinations.

     Effective January 1, 1995, as required, the Company adopted the provisions of Statement of Financial Accounting Standards Number 114, Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards Number 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition" (collectively referred to hereafter as "SFAS No. 114"). The adoption of SFAS No. 114 did not have a material effect on the Companys financial condition or results of operations. Under the provisions of SFAS No. 114, the 1995 reserve for loan losses related to loans that are identified for impairment in accordance with SFAS No. 114 is based on discounted cash flows using the loans initial interest rates or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans that are collectively evaluated for impairment (such as credit card, residential mortgage and consumer installment loans) are excluded from this impairment evaluation in accordance with SFAS No. 114, and their reserve for loan losses is calculated in accordance with the reserve for loan losses policy discussed above.

  (f) REAL ESTATE ACQUIRED BY FORECLOSURE. Real estate acquired by foreclosure is recorded at the lower of cost or fair value based on recent appraisals, less estimated costs to sell. Declines in the fair value of real estate acquired by foreclosure are recorded by a charge to expense during the period of decline.

  (g) INCOME TAXES. The Company accounts for income taxes using the asset and liability method as provided under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence. The cumulative effect of adopting SFAS No. 109 as of January 1, 1993 was not material, and therefore no cumulative effect was presented in the statement of consolidated income for the year ended December 31, 1993.

  (h) INCOME AND EXPENSE. The Company and its subsidiaries use the accrual method of accounting. Substantially all loans earn interest on the level yield method based on the daily outstanding balance. The accrual of interest on loans is discontinued when, in management's judgment, the principal or interest may not be fully collected.

     All loan origination and commitment fees and certain incremental direct costs of loan origination are deferred and amortized over the life of the related loan.

  (i) INTANGIBLE ASSETS. Deposit base intangibles acquired are amortized on an accelerated basis over their estimated useful lives, which range principally from 5 to 10 years. Deposit base intangibles at December 31, 1995 and 1994 totaled $3,632,000 and $3,092,000, less accumulated amortization of $2,756,000 and $2,639,000, respectively. Excess of costs over value assigned to net assets acquired are being amortized on a straight-line basis over their estimated useful lives, which range principally from 10 to 15 years. Such excess at December 31, 1995 and 1994 was $5,917,000 and $5,928,000, less accumulated amortization of $857,000 and $473,000, respectively. Intangible assets are subject to periodic review and are adjusted for any impairment of value.

     The Company records an intangible asset in the amount of any additional liability which must be recorded in connection with defined benefit pension plans. Such intangible assets and additional liabilities are adjusted annually based on the current fair value of plan assets relative to the actuarially-determined accumulated benefit obligations for such plans. Intangible assets related to the defined benefit plans implemented in 1993 totaled $275,000 at December 31, 1995 and $371,000 at December 31, 1994.

  (j) PER SHARE AMOUNTS. Net income per share has been computed based on the weighted average number of shares outstanding, or 1,504,586, 1,504,185 and 1,504,185 shares, for each of the years ended December 31, 1995, 1994 and 1993, respectively. Cash dividends per share are based on actual amounts declared. Common stock equivalents resulting from the Company's stock option plan were not considered in the earnings per share computation due to immateriality.

  (k) FAIR VALUE OF FINANCIAL INSTRUMENTS. Statement of Financial Accounting Standards Number 107 ("SFAS No. 107"), "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions are set forth below for the Company's financial instruments.

     CASH, FEDERAL FUNDS SOLD, ACCRUED INTEREST RECEIVABLE, SHORT-TERM BORROWINGS AND ACCRUED INTEREST PAYABLE. The carrying amounts for cash, federal funds sold, accrued interest receivable, short-term borrowings and accrued interest payable approximate their fair value because of the short maturity of these financial instruments.

     INVESTMENTS AND MORTGAGE-BACKED SECURITIES. The fair value of investment securities, except certain state and political subdivision securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and political subdivision securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

     LOANS. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, financial and agricultural, real estate construction, real estate mortgages and installment loans to individuals. Each loan category is further segmented into fixed and variable interest rate terms and by performing and nonperforming categories.

     The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risks inherent in the loan. The estimate of maturity is based on the Company's contractual borrower agreements, modified, as required, by an estimate of the effect of current economic and lending conditions. The fair value of nonperforming loans is based on the book value of each loan less an allocated allowance for loan losses. This allocated allowance for loan losses is determined on a loan-by-loan basis using external appraisals of collateral and internal assessments using available market information and specific borrower information.

     DEPOSIT LIABILITIES. Under SFAS No. 107, the fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW and money market accounts, is equal to the amount payable on demand as of December 31, 1995 and 1994. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

     COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT.  At
December 31, 1995 and 1994, the Company's off-balance sheet financial instruments had no carrying value. The large majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short terms to maturity. Therefore, the fair value for these financial instruments is considered to be immaterial.

  (l) NEW ACCOUNTING PRONOUNCEMENTS. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Number 121 ("SFAS No. 121"), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for those to be disposed of. This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss should be recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. Those assets to be disposed of are to be reported at the lower of the carrying amount or fair value, less costs to sell. Adoption of SFAS No. 121 is required for fiscal years beginning after December 15, 1995. Adoption of this statement should not have a material effect on the Companys consolidated financial statements at the date of adoption.

     In October 1995, the FASB issued Statement of Financial Accounting Standards Number 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The statement defines a fair value method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. It also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion Number 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." SFAS No. 123 requires that an employers financial statements include certain disclosures about stock-based compensation arrangements regardless of the method used to account for them. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The disclosure requirements of this statement are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which this statement is initially adopted for recognizing compensation cost. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. The Company has determined that it will elect to continue to measure compensation cost using APB 25, and therefore will make any appropriate disclosures in its financial statements for the year ending December 31, 1996, of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Management has not yet quantified these pro forma disclosures.

  (m) RECLASSIFICATIONS. Certain amounts for prior years have been reclassified to conform to the 1995 presentation. The reclassifications have had no effect on net income or shareholders equity as previously presented.

Note 2.  ACQUISITIONS

     On December 15, 1995, First Bank completed its cash acquisition of the Laurinburg and Rockingham branches of First Scotland Bank. As of December 15, 1995, assets acquired were approximately $15,814,000, including approximately $8,898,000 in loans, while liabilities assumed were approximately $15,058,000, including deposits of $14,960,000. The excess of the purchase price of $1,296,000 to acquire these two branches, and the additional costs of closing of $150,000, over the value assigned to the net assets acquired resulted in recording an intangible asset of approximately $690,000. Pro forma results of operations as though the Company had acquired First Scotland Bank at the beginning of 1995 and 1994 are not considered material.

     On August 25, 1994, First Bank completed its cash acquisition of Central State Bank in High Point, North Carolina. First Bank paid cash of $538.05 ($535.50 purchase price plus $2.55 in interest due to a closing delay) for each of Central State's 13,000 shares outstanding. Intangible assets, principally goodwill, of approximately $5,824,000 resulted from the excess of the total purchase price of $6,962,000 and additional costs of closing of $517,000 over the fair value of assets acquired of $35,005,000 less liabilities assumed of $33,350,000. The transaction was accounted for as a purchase, and, accordingly, the results of Central State were included in the consolidated financial statements since the date of acquisition. At the date of acquisition, Central State, a North Carolina state-chartered commercial bank, had earning assets of approximately $32 million including $27 million in loans. Central State also had approximately $32 million in deposits.

Note 3.  INVESTMENT SECURITIES

     The book values and approximate fair values of investment securities at December 31, 1995 and 1994 are summarized as follows:

                                                          1995                                            1994
                                    ----------------------------------------------- -----------------------------------------------
                                       Book        Fair            Unrealized          Book        Fair            Unrealized
                                                            -----------------------                         -----------------------
(in thousands)                         Value       Value       Gains      (Losses)     Value       Value       Gains      (Losses)
                                    ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Securities available for sale:
U.S. Treasury                      $     9,495 $     9,590 $       113 $       (18)$    10,580 $    10,292 $      -    $      (288)
U.S. Government agencies                38,792      39,054         374        (112)     36,477      35,666           3        (814)
Mortgage-backed                            386         389           3        -           -           -           -           -
State and local governments                601         601        -           -            172         172        -           -
Other                                       23          23        -           -             20          20        -           -
                                    ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Total available for sale           $    49,297 $    49,657 $       490 $      (130)$    47,249 $    46,150 $         3 $    (1,102)
                                    =========== =========== =========== =========== =========== =========== =========== ===========
Securities held-to-maturity:
U.S. Treasury                      $      -    $      -    $      -    $      -    $        88 $        88 $      -    $      -
U.S. Government agencies                  -           -           -           -          2,200       2,143        -            (57)
State and local governments             19,357      19,991         743        (109)     18,248      18,157         332        (423)
Other                                      383         383        -           -            406         406        -           -
                                    ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Total held-to-maturity             $    19,740 $    20,374 $       743 $      (109)$    20,942 $    20,794 $       332 $      (480)
                                    =========== =========== =========== =========== =========== =========== =========== ===========

     At December 31, 1995 and 1994, investment securities with book values of $13,834,000 and $11,650,000, respectively, were pledged as collateral for public deposits.

     There were no security sales in 1995 or 1993. During 1994, sales of securities available for sale with aggregate proceeds of $1,998,000 resulted in no gain or loss. The realized gains of $37,000 in 1994 and $17,000 in 1993 resulted from issuer calls of debt securities.

Note 4.  LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     Loans at December 31, 1995 and 1994 are summarized as follows:

(in thousands)                                                                                     1995                    1994
                                                                                                -----------             -----------
Commercial, financial and agricultural                                                         $    34,531             $    33,948
Real estate - construction                                                                          10,033                   9,869
Real estate - mortgage                                                                             138,862                 114,705
Installment loans to individuals                                                                    27,324                  25,503
Nonaccrual loans                                                                                       772                   1,724
                                                                                                -----------             -----------
Total                                                                                          $   211,522             $   185,749
                                                                                                ===========             ===========

     The above includes loans to executive officers and directors and to their associates totaling approximately $2,316,000 and $2,423,000 at December 31, 1995 and 1994, respectively. During 1995, additions to such loans were approximately $507,000 and repayments totaled approximately $614,000.
These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features.

     Nonperforming assets at December 31, 1995 and 1994 are as follows:

(in thousands)                                                                                     1995                    1994
                                                                                                -----------             -----------
Loans:  Nonaccrual loans                                                                       $       772             $     1,724
        Restructured loans                                                                             668                     252
                                                                                                -----------             -----------
Total nonperforming loans                                                                            1,440                   1,976
Foreclosed, repossessed and idled properties (included in other assets)                              1,393                   2,976
                                                                                                -----------             -----------
Total nonperforming assets                                                                     $     2,833             $     4,952
                                                                                                ===========             ===========

     At December 31, 1995 and 1994 there were no loans 90 days or more past due that were still accruing interest.

     If the nonaccrual loans and restructured loans as of December 31, 1995, 1994 and 1993 had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, gross interest income in the amounts of approximately $82,000, $142,000 and $166,000 for nonaccrual loans and $71,000, $24,000 and $45,000 for restructured loans would have been recorded for 1995, 1994 and 1993, respectively. Interest income on such loans that was actually collected and included in net income in 1995, 1994 and 1993 amounted to approximately $36,000, $67,000 and $8,000 for nonaccrual loans and $69,000, $24,000 and
$43,000 for restructured loans, respectively.

     Activity in the allowance for possible loan losses for the years ended December 31, 1995, 1994 and 1993 is as follows:

(in thousands)                                                             1995                    1994                    1993
                                                                        -----------             -----------             -----------
Balance, beginning of year                                             $     5,009             $     2,797             $     2,526
Provision charged to operations                                                900                     387                     590
Allowance of purchased bank                                                    187                   2,487                    -
Recoveries of loans charged off                                                 91                     141                     152
Loans charged off                                                           (1,600)                   (803)                   (471)
                                                                        -----------             -----------             -----------
Balance, end of year                                                   $     4,587             $     5,009             $     2,797
                                                                        ===========             ===========             ===========

     At December 31, 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1,108,000, all of which were on a nonaccrual basis at December 31, 1995. The related allowance for loan losses for these impaired loans as determined in accordance with SFAS No. 114 was $167,000. There were no impaired loans for which there was no related allowance determined in accordance with this statement. The average recorded investment in impaired loans during the year ended December 31, 1995, was approximately $997,000. For the year ended December 31, 1995, the Company recognized interest income on those impaired loans of approximately $27,000. The amount of interest income recognized on a cash basis for impaired loans was not material.

Note 5.  PREMISES AND EQUIPMENT

     Premises and equipment at December 31, 1995 and 1994 consist of the following:

(in thousands)                                                                                     1995                    1994
                                                                                                -----------             -----------
Land                                                                                           $     1,230             $       968
Buildings                                                                                            6,860                   5,858
Furniture and equipment                                                                              6,964                   6,624
Leasehold improvements                                                                                 743                     743
                                                                                                -----------             -----------
  Total                                                                                             15,797                  14,193
Less accumulated depreciation and amortization                                                       7,754                   7,055
                                                                                                -----------             -----------
Net premises and equipment                                                                     $     8,043             $     7,138
                                                                                                ===========             ===========

Note 6.  INCOME TAXES

     As discussed in Note 1, the Company adopted SFAS No. 109 as of January 1,
1993. The cumulative effect of adopting SFAS No. 109 as of January 1, 1993 was not material, and therefore no cumulative effect was presented in the statement of consolidated income for the year ended December 31, 1993.
The components of income tax expense (benefit) for the years ended
December 31, 1995, 1994 and 1993 are as follows:

(in thousands)                                                             1995                    1994                    1993
                                                                        -----------             -----------             -----------
Current                                                                $       767             $       712             $       970
Deferred                                                                      (187)                    443                      51
                                                                        -----------             -----------             -----------
Total                                                                  $       580             $     1,155             $     1,021
                                                                        ===========             ===========             ===========

     The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 1995, 1994 and 1993 are presented below:

(in thousands)                                                             1995                    1994                    1993
                                                                        -----------             -----------             -----------
Deferred tax assets:
  Allowance for possible loan losses                                   $     1,525             $     1,688             $       872
  Excess book over tax retirement plan cost                                     36                    -                       -
  Basis of investment in subsidiary                                             69                    -                       -
  Loan fees, net, deferred for financial reporting
    purposes taxed when received for income tax purposes                        32                      49                      52
  Reserve for employee medical expense for financial
    reporting purposes                                                          52                      41                      42
  Deferred compensation                                                         49                      91                    -
  Deferred payments under severance arrangements                               323                    -                       -
  Unrealized loss on securities available for sale                            -                        436                    -
  All other                                                                     16                     132                      46
                                                                        -----------             -----------             -----------
Gross deferred tax assets                                                    2,102                   2,437                   1,012
Less:  Valuation allowance                                                    (145)                    (76)                    (86)
                                                                        -----------             -----------             -----------
Net deferred tax assets                                                      1,957                   2,361                     926
                                                                        -----------             -----------             -----------
Deferred tax liabilities:
  Excess tax over book pension cost                                           (266)                   (275)                   (187)
  Depreciable basis of fixed assets                                           (472)                   (545)                   (201)
  Prepaid deposit insurance premiums                                          -                       (107)                   -
  Amortizable basis of intangible assets                                      (103)                   (480)                   -
  Unrealized gain on securities available for sale                            (138)                   -                       -
  All other                                                                    (13)                     (9)                     (9)
                                                                        -----------             -----------             -----------
Gross deferred tax liabilities                                                (992)                 (1,416)                   (397)
                                                                        -----------             -----------             -----------
     Net deferred tax asset (included in other assets)                 $       965             $       945             $       529
                                                                        ===========             ===========             ===========

     A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related current period deferred tax liability of approximately $574,000 as of December 31, 1995 and deferred tax benefit of approximately $436,000 as of December 31, 1994 have been recorded directly to shareholders equity. In addition, the Bank recorded an increase in its net deferred tax asset during 1995 of approximately $390,000 related to purchase acquisitions. The balance of the change in the net deferred tax asset of $187,000 is reflected as a deferred income tax benefit in the statement of consolidated income.

     The valuation allowance applies primarily to offset the recognition of deferred tax benefits on certain temporary differences for state income tax purposes. The valuation allowance increased approximately $69,000 during 1995 and decreased approximately $10,000 during 1994. Approximately $60,000 of this increase during 1995 relates to purchase acquisitions.

     The following is a reconcilement of federal income tax expense at the statutory rate of 34% to the income tax provision reported in the financial statements.

(in thousands)                                                             1995                    1994                    1993
                                                                        -----------             -----------             -----------
Tax provision at statutory rate                                        $       735             $     1,408             $     1,265
Increase (decrease) in income taxes resulting from:
  Tax exempt interest income                                                  (371)                   (342)                   (329)
  Non-deductible interest expense                                               40                      28                      27
  Non-deductible portion of amortization of
    intangible assets                                                          160                      75                      52
  Other, net                                                                    16                     (14)                      6
                                                                        -----------             -----------             -----------
Total                                                                  $       580             $     1,155             $     1,021
                                                                        ===========             ===========             ===========

Note 7.  LEASES

     Certain bank premises are leased under operating lease agreements. Generally, operating leases contain renewal options on substantially the same basis as current rental terms. Rent expense charged to operations under all operating lease agreements was $93,000 in 1995, $58,000 in 1994 and $45,000 in 1993.

     Future obligations for minimum rentals under noncancelable operating leases at December 31, 1995 are as follows:

(in thousands)

Year ending December 31:
  1996                                                                                         $        48
  1997                                                                                                  42
  1998                                                                                                  19
  1999                                                                                                  14
  2000                                                                                                  14
Later years                                                                                             74
                                                                                                -----------
Total                                                                                          $       211
                                                                                                ===========

Note 8.  EMPLOYEE BENEFIT PLANS

     SALARY REDUCTION PROFIT SHARING PLAN. The Company sponsors a salary reduction profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed one year of service are eligible to participate in the plan. An eligible employee may contribute up to 14% of annual salary to the plan. The Company contributes an amount equal to 50% of the first 6% of the employee's salary contributed. Participants vest in Company contributions at the rate of 20% after one year of service, and 20% for each additional year of service, with 100% vesting after five years of service. The Company's matching contribution expense was $102,000, $88,000 and $93,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The Company may make additional discretionary profit sharing contributions to the plan.

     INCENTIVE COMPENSATION PLAN. The Company also has an incentive compensation plan covering certain management and staff employees. Payments pursuant to the plan are based on achievement of certain performance goals. The Company's incentive compensation plan expense was $407,000, $451,000 and $403,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     RETIREMENT PLAN. The Company sponsors a noncontributory defined benefit retirement plan (the "Retirement Plan"), which is intended to qualify under
Section 401(a) of the Internal Revenue Code. Employees who have attained age 21 and completed one year of service are eligible to participate in the Retirement Plan. The Retirement Plan provides for a monthly payment, at normal retirement age 65, equal to one-twelfth of the sum of (i) 0.75% of Final Average Annual Compensation (5 highest consecutive calendar years earnings out of the last 10 years of employment) multiplied by the employee's years of service not in excess of 40 years, and (ii) 0.65% of Final Average Annual Compensation in excess of "covered compensation" multiplied by years of service not in excess of 35 years. "Covered compensation" means the average of the social security taxable wage base during the 35 year period ending with the year the employee attains social security retirement age. Early retirement, with reduced monthly benefits, is available at age 55 after 15 years of service. The Retirement Plan provides for 100% vesting after 5 years of service, and provides for a death benefit to a vested participant's surviving spouse. The costs of benefits under the Retirement Plan, which are borne by First Bancorp and/or its subsidiaries, are computed actuarially and defrayed by earnings from the Retirement Plan's investments. The compensation covered by the Retirement Plan includes total earnings before reduction for contributions to a cash or deferred profit-sharing plan (such as the 401(k) feature of the Profit Sharing Plan described above) and amounts used to pay group health insurance premiums and includes bonuses (such as amounts paid under the incentive compensation plan). Compensation for the purposes of the Retirement Plan may not exceed statutory limits; the limits for 1995, 1994 and 1993 were $150,000, $150,000 and $235,840, respectively. Subsequent to the acquisition of Central State, the Company merged Central State's retirement plan into the Company's retirement plan. Therefore, the 1995 and 1994 amounts set forth in the tables below reflect the merged plans.

     The following table sets forth the estimated funded status of the Retirement Plan and amounts recognized in the Company's consolidated financial statements as of December 31, 1995 and 1994, as computed by independent actuarial consultants:

(in thousands)                                                             1995                    1994
                                                                        -----------             -----------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation (ABO) including
    vested benefits of $1,789 in 1995 and
    $1,545 in 1994                                                     $    (1,849)            $    (1,579)
                                                                        ===========             ===========
Projected benefit obligation (PBO) for service
  rendered to date                                                     $    (2,048)            $    (2,235)
Plan assets at fair value--primarily listed
  common stocks, U.S. Government and agency
  securities, and collective funds                                           1,963                   1,880
                                                                        -----------             -----------
Plan assets less than PBO                                                      (85)                   (355)
Unrecognized net (gain) loss from past experience
  different from that assumed and effects of
  changes in assumptions                                                        (7)                    258
Unrecognized prior service cost                                                772                     845
                                                                        -----------             -----------
Prepaid pension cost                                                   $       680             $       748
                                                                        ===========             ===========

     Net pension cost for the Retirement Plan included the following components for the years ended December 31, 1995, 1994 and 1993:

(in thousands)                                                             1995                    1994                    1993
                                                                        -----------             -----------             -----------
Service cost--benefits earned during the period                        $       108             $       103             $        66
Interest cost on projected benefit obligation                                  149                     113                      76
Actual return on plan assets                                                  (357)                   (119)                    (42)
Net amortization and deferral                                                  279                     126                      84
                                                                        -----------             -----------             -----------
Net periodic pension cost                                              $       179             $       223             $       184
                                                                        ===========             ===========             ===========

     The Company's contributions to the Retirement Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes.

     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. Effective January 1, 1993, the Company adopted a Supplemental Executive Retirement Plan (the "SERP Plan") for the benefit of certain senior management executives of the Company. The purpose of the SERP Plan is to provide additional monthly pension benefits to ensure that each such senior management executive would receive lifetime monthly pension benefits equal to 3% of his or her final average compensation multiplied by his or her years of service (maximum of 20 years) to the Company or its subsidiaries, subject to a maximum of 60% of his or her final average compensation. The amount of a participant's monthly SERP benefit is reduced by
(i) the amount payable under the Company's qualified Retirement Plan (described above), and (ii) fifty percent (50%) of the participant's primary social security benefit. Final average compensation means the average of the 5 highest consecutive calendar years of earnings during the last 10 years of service prior to termination of employment.

     The following table sets forth the estimated funded status of the SERP Plan as of December 31, 1995 and 1994:

(in thousands)                                                             1995                    1994
                                                                        -----------             -----------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation (ABO) including
    vested benefits of $378 in 1995 and
    $378 in 1994                                                       $      (411)            $      (419)
                                                                        ===========             ===========
Projected benefit obligation (PBO) for service
  rendered to date                                                     $      (539)            $      (525)
                                                                        -----------             -----------
Unrecognized net loss from past experience
  different from that assumed and effects of
  changes in assumptions                                                        86                      72
Unrecognized prior service cost                                                372                     405
Adjustment to recognize minimum liability                                     (275)                   (371)
                                                                        -----------             -----------
Accrued pension cost                                                   $      (356)            $      (419)
                                                                        ===========             ===========

     Net pension cost for the SERP Plan included the following components for the year ended December 31, 1995, 1994 and 1993:

(in thousands)                                                             1995                    1994                    1993
                                                                        -----------             -----------             -----------
Service cost--benefits earned during the period                        $        17             $        30             $        20
Interest cost on projected benefit obligation                                   37                      35                      37
Net amortization and deferral                                                   33                      33                      29
                                                                        -----------             -----------             -----------
Net periodic pension cost                                              $        87             $        98             $        86
                                                                        ===========             ===========             ===========

     The Company's funding policy with respect to the SERP Plan is to fund the related benefits through investments in insurance policies, which are not considered plan assets for the purpose of determining the SERP Plan's funded status.

     The following assumptions were used in determining the actuarial information for the Retirement Plan and the SERP Plan for the years ended December 31, 1995, 1994 and 1993:

                                                                      1995                    1994                    1993
                                                            ----------------------- ----------------------- -----------------------
                                                             Retirement     SERP     Retirement     SERP     Retirement     SERP
                                                                Plan        Plan        Plan        Plan        Plan        Plan
                                                            ----------- ----------- ----------- ----------- ----------- -----------
Weighted average discount rate                                    7.25%       7.25%       8.00%       8.00%       7.25%       7.25%
Expected long-term rate of return
  on assets                                                       8.00%                   7.50%                   8.25%
Rate of increase in compensation
  levels                                                          5.00%       5.00%       5.00%       5.00%       5.00%       5.00%

     Included in intangible assets at December 31, 1995 and 1994 are approximately $275,000 and $371,000, respectively, which were recognized in connection with the accrual of the additional minimum liabilities for the Retirement Plan and the SERP Plan.

     SPLIT DOLLAR LIFE INSURANCE PLAN. Effective January 1, 1993, the Company adopted a Split Dollar Life Insurance Plan (the "Split Dollar Plan") whereby individual whole life insurance is made available to certain senior management executives designated and approved by the Board of Directors. Coverage ranges from $100,000 to $250,000. The Company pays the premiums under this plan and maintains a collateral interest in each participant's policy equal to the sum of premiums paid. If a policy is terminated or becomes payable because of the death of a participant, the premiums paid by the Company are recovered before any payment is made to the participant or the participant's beneficiary. In addition, the Company will recover its investment in the policy before transfer of the policy to the participant. Upon the death of a participant, the participant's designated beneficiary will receive a death benefit equal to the amount of coverage under his or her policy that is in excess of the amount of cumulative premiums paid by the Company. The amounts of insurance premiums paid by the Company in 1995, 1994 and 1993 under the Split-Dollar Plan on behalf of all executive officers as a group were $27,000, $24,000 and $20,000, respectively.

Note 9.  COMMITMENTS AND CONTINGENCIES

     See Note 7 with respect to future obligations under noncancelable operating leases.

     In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements. As of December 31, 1995, the Company had outstanding loan commitments of $34,751,000 (including unfunded commitments of $7,723,000 on revolving credit plans). Additionally, standby letters of credit of approximately $823,000 and $1,931,000 were outstanding at December 31, 1995 and 1994, respectively. Management does not anticipate any losses to result from these off-balance sheet financial instruments. These commitments represent no more than the normal lending risk that the Company commits to its borrowers. If these commitments are drawn, the Company will obtain collateral if it is deemed necessary based on management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory and commercial or residential real estate. Management expects these commitments, if drawn, to be funded through normal operations.

     The Bank grants primarily commercial and installment loans to customers throughout its market area, which consists of Cabarrus, Chatham, Davidson, Guilford, Montgomery, Moore, Randolph, Richmond, Scotland and Stanly Counties in North Carolina. The real estate loan portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolios can be affected by local economic conditions.

     The Company is not involved in any other legal proceedings which, in management's opinion, could have a material effect on the consolidated financial position of the Company.

     During the quarter ended June 30, 1995, the Bank settled a lawsuit whereby it had vigorously defended a claim by which a plaintiff homeowners' association sought to nullify the Bank's lien on certain common areas of a residential development including the water and sewer system. The Bank's lien secured loans for $819,000. The court granted summary judgment in favor of the Bank, but the plaintiff gave notice of appeal. The Bank foreclosed on the property. During the quarter ended June 30, 1995, the Bank negotiated the sale of the property to the plaintiff homeowners association. The terms of the sale included satisfaction of all claims related to the property and a dismissal of the litigation.

     During the quarter ended December 31, 1995, First Bank reached a settlement among all parties involved in litigation brought by Prudential Securities, Inc. and filed on August 8, 1994 in the United States District Court for the Middle District of North Carolina, against one of First Bank's customers and First Bank, arising out of loans made by Prudential and secured by certificates of deposit issued by First Bank. First Bank's records indicated that the certificates of deposit were issued for amounts far less than those shown on the documents held by Prudential. The First Bank branch manager involved in the issuance of the certificates of deposit died on August 5, 1994. After significant discovery and a mediation conference held in early December of 1995, First Bancorp concluded that it was in the best interests of its shareholders, customers and employees to settle the Prudential litigation and other related litigation and avoid costly trials. Because First Bancorp's fidelity bond coverage limit was not sufficient to cover the entire cost of the settlement, the Company reported significant expenses in connection with resolving the litigation. The settlement resulted in a nonrecurring fourth quarter pretax charge of approximately $1,946,000 which equates to approximately $1,185,000 after-tax, or 79 cents per share. Included in the pretax charge were the out of pocket costs to settle claims in the pretax amount of approximately $1,446,000 and additional provisions for loan losses of $500,000 which First Bancorp recorded due to charge-offs of loans related to the litigating parties. Before the settlement-related charge, First
Bank had already incurred approximately $789,000 in pretax expenses in 1995 for legal services and other expenses incurred in matters related to the litigation.

Note 10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards Number 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates as of December 31, 1995 and 1994 and limitations thereon are set forth below for the Company's financial instruments. Please see Note 1 for a discussion of fair value methods and assumptions.

                                                         December 31, 1995                               December 31, 1994
                                                -----------------------------------             -----------------------------------
                                                  Carrying               Estimated                Carrying               Estimated
(in thousands)                                     Amount                Fair Value                Amount                Fair Value
                                                -----------             -----------             -----------             -----------
Cash and due from banks                        $    12,190             $    12,190             $    12,588             $    12,588
Federal funds sold                                  11,826                  11,826                   6,660                   6,660
Securities available for sale                       49,657                  49,657                  46,150                  46,150
Securities held-to-maturity                         19,740                  20,374                  20,942                  20,794
Presold mortgages in process of
  settlement                                           826                     826                     631                     631
Loans, net of allowance                            206,935                 211,612                 180,740                 181,160
Accrued interest receivable                          2,372                   2,372                   2,235                   2,235

Deposits                                           287,715                 288,190                 258,430                 256,671
Accrued interest payable                             1,889                   1,889                   1,144                   1,144

     LIMITATIONS OF FAIR VALUE ESTIMATES. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include net premises and equipment, intangible and other assets such as foreclosed properties, deferred income taxes, and prepaid expense accounts, income taxes currently payable and other various accrued expenses. In addition, the income tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

Note 11.  COMMON STOCK

     Pursuant to provisions of the Company's 1994 Stock Option Plan (the Option Plan"), options to purchase up to 135,000 shares of First Bancorp's common stock may be granted to employees ("Employee Options") and directors ("Nonemployee Director Options") of the Company and its subsidiaries. The purposes of the Option Plan are (i) to align the interests of participating employees and directors with the Company's shareholders by reinforcing the relationship between shareholder gains and participant rewards, (ii) to encourage equity ownership in the Company by participants and (iii) to provide an incentive to employee participants to continue their employment with the Company. For both Employee and Nonemployee Director Options, the option price is the fair market value of the stock at the date of grant. Employee Options vest over a five-year period, with the first 20% becoming vested on June 1, 1995. Director Options are granted over a five year period. All options are to expire not more than 10 years from the date of grant. Activity in the Option Plan was as follows:

                                                                            Employee Options
                                                -----------------------------------------------------------------------
                                                     1995 Range of
                                                    Exercise Prices                         Shares Under Option
                                                -----------------------             -----------------------------------
                                                    High        Low                    1995        1994        1993
                                                ----------- -----------             ----------- ----------- -----------
Outstanding at beginning of year               $     21.25 $     21.25                  55,350        -           -
Add (deduct):
  Granted                                             -           -                       -         55,350        -
  Canceled or expired                                21.25       21.25                 (10,100)       -           -
Exercised                                            21.25       21.25                  (2,400)       -           -
                                                                                    ----------- ----------- -----------
Outstanding at end of year                           21.25       21.25                  42,850      55,350        -
                                                                                    =========== =========== ===========
Options exercisable                                                                      8,570        -           -
                                                                                    =========== =========== ===========

                                                                      Nonemployee Director Options
                                                -----------------------------------------------------------------------
                                                     1995 Range of
                                                    Exercise Prices                         Shares Under Option
                                                -----------------------             -----------------------------------
                                                    High        Low                    1995        1994        1993
                                                ----------- -----------             ----------- ----------- -----------
Outstanding at beginning of year               $     20.00 $     20.00                   5,500        -           -
Add (deduct):
  Granted                                            21.75       21.75                   5,500       5,500        -
Exercised                                            20.00       20.00                    (500)       -           -
                                                                                    ----------- ----------- -----------
Outstanding at end of year                           21.75       20.00                  10,500       5,500        -

Options exercisable                                                                     10,500       5,500        -
                                                                                    =========== =========== ===========

Note 12.  REGULATORY RESTRICTIONS

     The Company is regulated by the Board of Governors of the Federal Reserve System ("FRB") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC"), the North Carolina State Banking Commission and the FRB.

     The primary source of funds for the payment of dividends by First Bancorp is dividends received from its subsidiary, First Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 1995, the Bank had undivided profits of approximately $13,908,000 which were available for the payment of dividends. In addition, approximately $14,540,000 of the Company's investment in the Bank as of December 31, 1995 is restricted as to transfer to the Company without obtaining prior regulatory approval.

     The Company and the Bank must comply with regulatory capital requirements established by the FRB and FDIC. These standards require the Company to maintain minimum ratios of Tier 1 capital to total risk-weighted assets and total capital to risk-weighted assets of 4.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which for the Company is the allowance for possible loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company adjusted for their related risk levels using formulas set forth in FRB and FDIC regulations.

     In addition to the risk-based capital requirements described above, the Company is subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital (as defined above) to quarterly average total assets of 3.00% to 5.00%, depending upon the institution's composite ratings as determined by its regulators. The FRB has not advised the Company of any requirement specifically applicable to it.

     At December 31, 1995, the Company was in compliance with all of the aforementioned capital requirements.

     The average reserve balance maintained under the requirements of the Federal Reserve was approximately $2,978,000 for the year ended December 31, 1995.

Note 13.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

     Components of other expenses exceeding 1% of total income for any of the years ended December 31, 1995, 1994 and 1993 are as follows:

(in thousands)                                                             1995                    1994                    1993
                                                                        -----------             -----------             -----------
Amortization of intangible assets                                      $       501             $       315             $       282
FDIC insurance                                                                 269                     544                     481
Legal and audit                                                                955                     342                     182
Repossession and collection expense                                            150                     380                     214
Stationery and supplies                                                        579                     461                     400
Telephone                                                                      275                     250                     228

Note 14.  CONDENSED PARENT COMPANY INFORMATION

     Condensed financial data for First Bancorp (parent company only) follows:

CONDENSED BALANCE SHEETS                                                         As of December 31,
                                                                        -----------------------------------
(in thousands)                                                             1995                    1994
                                                                        -----------             -----------
Cash on deposit with bank subsidiary                                   $        12             $         3
Securities                                                                     459                      84
Investments in subsidiaries, at equity:
  First Bank and subsidiary                                                 28,448                  27,465
  Montgomery Data Services, Inc.                                                79                     345
  First Bancorp Financial Services, Inc.                                     1,544                   1,139
Land                                                                             7                       7
Other assets                                                                    (1)                      3
                                                                        -----------             -----------
Total                                                                  $    30,548             $    29,046
                                                                        ===========             ===========
Other liabilities (dividends payable)                                  $       271             $       256
Shareholders equity                                                        30,277                  28,790
                                                                        -----------             -----------
Total                                                                  $    30,548             $    29,046
                                                                        ===========             ===========

CONDENSED RESULTS OF OPERATIONS                                                           Year Ended December 31,
                                                                        -----------------------------------------------------------
(in thousands)                                                             1995                    1994                    1993
                                                                        -----------             -----------             -----------
Equity in earnings (losses) of subsidiaries:
  Dividends - First Bank and subsidiary                                $     1,546             $     1,825             $       950
            - Montgomery Data Services, Inc.                                   375                      75                      25
  Undistributed - First Bank and subsidiary                                     85                   1,248                   1,858
                - Montgomery Data Services, Inc.                              (266)                     (1)                     54
                - First Bancorp Financial Services, Inc.                       (10)                    (17)                    (55)
All other income and expenses, net                                            (148)                   (143)                   (131)
                                                                        -----------             -----------             -----------
Net income                                                             $     1,582             $     2,987             $     2,701
                                                                        ===========             ===========             ===========

CONDENSED CASH FLOWS                                                                      Year Ended December 31,
                                                                        -----------------------------------------------------------
(in thousands)                                                             1995                    1994                    1993
                                                                        -----------             -----------             -----------
Operating Activities:
Net income                                                             $     1,582             $     2,987             $     2,701
Equity in undistributed earnings of subsidiaries                               191                  (1,230)                 (1,857)
Changes in operating assets and liabilities:
  Decrease (increase) in other assets                                            3                      13                     (17)
                                                                        -----------             -----------             -----------
Total - operating activities                                                 1,776                   1,770                     827
                                                                        -----------             -----------             -----------
Investing Activities:
Purchase of investment securities                                           (1,799)                 (1,211)                   (889)
Sales and maturities of investment securities                                1,424                   1,161                     863
Increase in investment in subsidiaries                                        (415)                   (775)                   -
                                                                        -----------             -----------             -----------
Total - investing activities                                                  (790)                   (825)                    (26)
                                                                        -----------             -----------             -----------
Financing Activities:
Payment of cash dividends                                                   (1,038)                   (947)                   (827)
Proceeds from issuance of common stock                                          61                    -                       -
                                                                        -----------             -----------             -----------
Total - financing activities                                                  (977)                   (947)                   (827)
                                                                        -----------             -----------             -----------
Net increase (decrease) in
  cash and cash equivalents                                                      9                      (2)                    (26)
Cash and cash equivalents, beginning of year                                     3                       5                      31
                                                                        -----------             -----------             -----------
Cash and cash equivalents, end of year                                 $        12             $         3             $         5
                                                                        ===========             ===========             ===========

REPORT OF INDEPENDENT AUDITORS

[KPMG Peat Marwick, LLP logo here]



The Board of Directors and Shareholders
    of First Bancorp

     We have audited the accompanying consolidated balance sheets of First Bancorp and subsidiaries as of December 31, 1995 and 1994, and the related statements of consolidated income, consolidated cash flows and changes in consolidated shareholders equity for each of the years in the three-year period ended December 31, 1995, included on pages 32 through 51 herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the Consolidated Financial Statements, on January 1, 1994, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."



                                        /s/ KPMG Peat Marwick LLP
Charlotte, North Carolina
January 26, 1996

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

[First Bancorp logo here]




     The management of First Bancorp is responsible for the preparation of the financial statements, related financial data and other information in this annual report. In order to meet this responsibility, the financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based on management's estimates and judgment where appropriate. Financial information appearing throughout this annual report is consistent with the financial statements.

     In meeting its responsibility both for the integrity and fairness of these statements and information, management depends on the accounting system and related internal controls that are designed to provide reasonable assurances that transactions are authorized and recorded in accordance with established procedures and that assets are safeguarded and proper and reliable records are maintained.

     The concept of reasonable assurance is based on the recognition that the cost of internal controls should not exceed the related benefits. As an integral part of the internal controls, the Company maintains a professional staff of internal auditors who monitor compliance with and assess the effectiveness of the internal controls and coordinate audit coverage with the independent auditors.

     The Audit Committee of First Bancorp, composed solely of outside directors, meets regularly with the Company's management, internal auditors, independent auditors and regulatory examiners to review matters relating to financial reporting, internal controls and the nature, extent and results of the audit effort. The independent auditors, internal auditors and banking regulators have direct access to the Audit Committee with or without management present.



/s/ James H. Garner                             /s/ Kirby A. Tyndall
-----------------------                         -----------------------
James H. Garner                                 Kirby A. Tyndall
Chief Executive Officer                         Chief Financial Officer
First Bancorp                                   First Bancorp
January 26, 1996                                January 26, 1996

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the two years ended December 31, 1995, and any subsequent interim periods, there were no changes in accountants and/or disagreements on any matters of accounting principles or practices or financial statement disclosures.

PART III

Item 9.  Directors and Executive Officers of the Registrant;  Compliance with
         Section 16(a) of the Exchange Act

     Incorporated herein by reference is the information under the caption Nominees and Executive Officers" from the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

Item 10.  Executive Compensation

     Incorporated herein by reference is the information under the caption Compensation of Directors and Executive Officers" from the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by reference is the information under the caption Nominees and Executive Officers" from the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

Item 12.  Certain Relationships and Related Transactions

     Incorporated herein by reference is the information under the caption Certain Transactions" from the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

Item 13.  Exhibits and Reports on Form 8-K

(a)         Exhibits

            The following exhibits are filed with this report or, as noted, are incorporated herein by reference:

 3.i.a Copy of Articles of Incorporation of the Registrant and amendments thereto, was filed as Exhibit 3(a) to the Registrant's Registration Statement Number 33-12692, and is incorporated herein by reference.

 3.i.b Copy of the amendment to Articles of Incorporation- adding a new Article Nine, filed as exhibit 3(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, and is incorporated herein by reference.

 3.ii       Copy of the Bylaws of the Registrant, as amended, was filed as
            Exhibit 3(b) to the Company's Annual Report on FORM 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference.

 4 Form of Common Stock Certificate was filed as Exhibit 4 to the Registrant's Registration Statement Number 33-12692, and is incorporated herein by reference.

| 5          Opinion of Counsel of Registrant, Robinson, Bradshaw & Hinson,

 10         Material Contracts

 10.a Data processing Agreement dated October 1, 1984 by and between Bank of Montgomery (First Bank) and Montgomery Data Services, Inc. was filed as Exhibit 10(k) to the Registrant's Registration Statement Number 33-12692, and is incorporated herein by reference.

 10.b       First Bank Salary and Incentive Plan, as amended, was filed as
            Exhibit 10(m) to the Registrant's Registration Statement Number 33-12692, and is incorporated herein by reference.

 10.c First Bancorp Savings Plus and Profit Sharing Plan (401(k) savings incentive plan and trust), as amended on January 25, 1994 and July 19, 1994, was filed as Exhibit 10(c) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference.

 10.d Directors and Officers Liability Insurance Policy of First Bancorp, dated July 16, 1991, was filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and is incorporated herein by reference.

 10.e Indemnification Agreement between the Company and its Directors and Officers was filed as Exhibit 10(t) to the Registrant's Registration Statement Number 33-12692, and is incorporated herein by reference.

 10.f Employment and Consulting Agreement between the Company and John C. Wallace dated January 1, 1993, was filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended
            June 30, 1993, and is incorporated herein by reference.

 10.g First Bancorp Employees Pension Plan, as amended on August 16, 1994, was filed as Exhibit 10(g) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference.

 10.h First Bancorp Senior Management Supplemental Retirement Plan dated May 31, 1993, was filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and is incorporated herein by reference.

 10.i First Bancorp Senior Management Split-Dollar Life Insurance Agreements between the Company and the Company's Executive Officers, as amended on December 22, 1994, was filed as Exhibit 10(i) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference.

 10.j Software License and Equipment Purchase and Software Maintenance Agreements between First Bancorp and Systematics, Inc. for the procurement and use of data processing equipment and software dated May 17, 1993, was filed as Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and is incorporated herein by reference.

 10.k First Bancorp 1994 Stock Option Plan was filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994, and is incorporated herein by reference.

 10.l Purchase and Assumption Agreement between First Bank and First Scotland Bank, dated August 16, 1995, was filed as Exhibit 10(l) to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995, and is incorporated herein by reference.

 10.m Severance Agreement between the Company and James A. Gunter dated October 12, 1995.

 10.n Settlement Agreement dated December 29, 1995 among the Company's bank subsidiary, First Bank, Prudential Securities,
            Incorporated and others.

 10.o Severance Agreement between the Company and Patrick A. Meisky dated December 29, 1995.

 21 List of Subsidiaries of Registrant was filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1994, and is incorporated herein by reference.

 23.a       Consent of Independent Auditors of Registrant, KPMG Peat Marwick
            LLP.

 27         Financial Data Schedules pursuant to Article 9 of Regulation S-X.


(b) The Registrant filed one report on Form 8-K during the quarter ended December 31, 1995 regarding its announcement of expenses related to its December 29, 1995 settlement of litigation and its severance agreements with two former senior managers reached during the fourth quarter.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Troy, and State of North Carolina, on the 19th day of March, 1996.

                                 First Bancorp

                           By:  /s/ James H. Garner
                              -------------------
                                James H. Garner
               President, Chief Executive Officer and Treasurer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Company by the following persons and in the capacities and on the dates indicated.

                                Executive Officers

                                /s/ James H. Garner
                              -------------------
                                James H. Garner
               President, Chief Executive Officer and Treasurer

            /s/ Anna G. Hollers                   /s/ Kirby A. Tyndall
            -----------------------              -----------------------
            Anna G. Hollers                       Kirby A. Tyndall
            Executive Vice President,             Senior Vice President,
            Executive Secretary                   Chief Financial Officer
            March 19, 1996                        March 19, 1996
                                Board of Directors
                                ------------------

            /s/ John C. Willis                    /s/ G. T. Rabe, Jr.
            -----------------------              -----------------------
            John C. Willis                        G. T. Rabe, Jr.
            Chairman of the Board,                Director
            Director                              March 19, 1996
            March 19, 1996

            /s/ Jesse S. Capel                    /s/ John J. Russell
            -----------------------              -----------------------
            Jesse S. Capel                        John J. Russell
            Director                              Director
            March 19, 1996                        March 19, 1996

            /s/ Jack D. Briggs                    /s/ Frederick H. Taylor
            -----------------------              -----------------------
            Jack D. Briggs                        Frederick H. Taylor
            Director                              Director
            March 19, 1996                        March 19, 1996

            /s/ David L. Burns                    /s/ Edward T. Taws, Jr.
            -----------------------              -----------------------
            David L. Burns                        Edward T. Taws, Jr.
            Director                              Director
            March 19, 1996                        March 19, 1996

            /s/ John L. Frye, Sr.                 /s/ John C. Wallace
            -----------------------              -----------------------
            John L. Frye, Sr.                     John C. Wallace
            Director                              Director
            March 19, 1996                        March 19, 1996

            /s/ Jack L. Harper                    /s/ A. Jordan Washburn
            -----------------------              -----------------------
            Jack L. Harper                        A. Jordan Washburn
            Director                              Director
            March 19, 1996                        March 19, 1996

                                    EXHIBITS

                          EXHIBIT CROSS REFERENCE INDEX

Exhibit                                                             Page(s)

 3.i.a      Copy of Articles of Incorporation of the Registrant and
            amendments thereto                                             *

 3.i.b      Copy of the amendment to Articles of Incorporation-
            adding a new Article Nine                                      *

 3.ii       Copy of the Bylaws of the Registrant, as amended               *

 4          Form of Common Stock Certificate                               *

 10         Material Contracts
 10.a       Data processing Agreement by and between First Bank and
            Montgomery Data Services, Inc.                                 *

 10.b       First Bank Salary and Incentive Plan, as amended               *

 10.c       First Bancorp Savings Plus and Profit Sharing Plan,
            (401(k) savings incentive plan and trust), as amended          *

 10.d       Directors and Officers Liability Insurance Policy of
            First Bancorp                                                  *

 10.e       Indemnification Agreement between the Company and its
            Directors and Officers                                         *

 10.f       Employment and Consulting Agreement between the
            Company and John C. Wallace                                    *

 10.g       First Bancorp Employees Pension Plan                           *

 10.h       First Bancorp Senior Management Supplemental Retirement
            Plan                                                           *

 10.i       First Bancorp Senior Management Split-Dollar Life
            Insurance Agreements                                           *

 10.j       Software License and Equipment Purchase and Software
            Maintenance Agreements between First Bancorp and
            Systematics, Inc.                                              *

 10.k       First Bancorp 1994 Stock Option Plan                           *

 10.l       Purchase and Assumption Agreement between First Bank and
            First Scotland Bank                                            *

 10.m       Severance Agreement between First Bancorp and James A.
            Gunter                                                       61- 74

 10.n       Settlement Agreement among the First Bank, Prudential
            Securities, Incorporated and others                          75-144

 10.o       Severance Agreement between First Bancorp and Patrick A.
            Meisky                                                      145-164

Exhibit                                                             Page(s)

 13         First Bancorp Annual Report to shareholders for the year
            ended December 31, 1995                                        *

 21         List of Subsidiaries of Registrant                             *

 23.a       Consent of Independent Auditors of Registrant,
            KPMG Peat Marwick LLP                                           165

 27         Financial Data Schedules pursuant to Article 9 of
            Regulation S-X                                                  166


*  Incorporated herein by reference.