Form 10QSB
period 1996-03-31
FIRST BANCORP /NC/
filed 1996-05-08
CIK 811589

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

                        For the quarterly period ended
                                 March 31, 1996
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

                        [ X ]   YES         [   ]   NO

     As of March 31, 1996, 1,504,185 shares of the registrant's Common
Stock, $5 par value, were outstanding. The registrant had no other classes of securities outstanding.

     Transitional Small Business Format     [   ]   YES         [ X ]   NO



===============================================================================
EXHIBIT INDEX BEGINS ON PAGE 19

                                     INDEX
                        FIRST BANCORP AND SUBSIDIARIES


                                                                          Page

Part I.  Financial Information

Item 1 - Financial Statements
  CONSOLIDATED BALANCE SHEETS -
  March 31, 1996 and 1995
  (With Comparative Amounts at December 31, 1995)                            3

  STATEMENTS OF CONSOLIDATED INCOME -
  For the Periods Ended March 31, 1996 and 1995                              4

  STATEMENTS OF CONSOLIDATED CASH FLOWS -
  For the Periods Ended March 31, 1996 and 1995                              5

  STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY -
  For the Period Ended March 31, 1996
  and for the Year Ended December 31, 1995                                   6

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 7

Item 2 - Management's Discussion and Analysis of Consolidated
           Results of Operations and Financial Condition                     8


Part II.  Other Information

Item 6 - Exhibits and Reports on Form 8-K                                   16

Signatures                                                                  18

Exhibit Cross Reference Index                                               19

Part I.  Financial Information
Item 1 - Financial Statements
Consolidated Balance Sheets

                        FIRST BANCORP AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                   Mar 31,   Dec 31,   Mar 31,
($ in thousands)                                     1996      1995      1995
                                                  --------- --------- ---------
ASSETS
Cash & due from banks, noninterest bearing       $  12,138 $  12,190 $  10,094
Federal funds sold                                  10,690    11,826     6,262
                                                  --------- --------- ---------
  Total cash and cash equivalents                   22,828    24,016    16,356
                                                  --------- --------- ---------

Securities available for sale (approximate
  costs of $46,461, $49,297 and $48,152)            46,645    49,657    47,618
Securities held-to-maturity (approximate
  fair values of $19,614, $20,374 and $22,236)      19,088    19,740    21,999

Presold mortgages in process of settlement           1,219       826       701

Loans, net of unearned income                      215,422   211,522   186,414
  Less: Allowance for possible loan losses          (4,733)   (4,587)   (4,825)
                                                  --------- --------- ---------
  Net loans                                        210,689   206,935   181,589
                                                  --------- --------- ---------
Premises and equipment, net                          7,939     8,043     7,019
Accrued interest receivable                          2,417     2,372     2,376
Intangible assets                                    6,261     6,306     6,136
Other                                                3,548     3,844     5,696
                                                  --------- --------- ---------
Total assets                                     $ 320,634 $ 321,739 $ 289,490
                                                  ========= ========= =========

LIABILITIES
Deposits:  Demand                                $  41,645 $  41,941 $  36,655
           Savings, NOW and money market           106,062   106,339   102,074
           Time deposits of $100,000 or more        29,598    31,961    27,962
           Other time deposits                     109,108   107,474    90,577
                                                  --------- --------- ---------
           Total deposits                          286,413   287,715   257,268
Accrued interest on deposits                         1,803     1,889     1,252
Other                                                1,580     1,858     1,411
                                                  --------- --------- ---------
Total liabilities                                  289,796   291,462   259,931
                                                  --------- --------- ---------
SHAREHOLDERS' EQUITY
Common stock, $5 par value per share
  Authorized:  12,500,000 shares
  Issued and outstanding:  1,507,085,
    1,507,085 and 1,504,185 shares                   7,535     7,535     7,521
Capital surplus                                     11,355    11,355    11,308
Retained earnings                                   11,825    11,152    11,084
Unrealized gain (loss) on securities
  available for sale, net of income taxes              123       235      (354)
                                                  --------- --------- ---------
Total shareholders' equity                          30,838    30,277    29,559
                                                  --------- --------- ---------
Total liabilities and shareholders' equity       $ 320,634 $ 321,739 $ 289,490
                                                  ========= ========= =========

See Notes to Consolidated Financial Statements.

Statements Of Consolidated Income

                        FIRST BANCORP AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME

                                                            Three Months Ended
                                                                  Mar 31,
($ in thousands except per share data)                         1996      1995
                                                            --------- ---------
INTEREST INCOME
Interest and fees on loans                                 $   5,121 $   4,394
Interest on investment securities:
  Taxable interest income                                        646       648
  Exempt from income taxes                                       275       267
Other, principally federal funds sold                            166       120
                                                            --------- ---------
  Total interest income                                        6,208     5,429
                                                            --------- ---------
INTEREST EXPENSE
Time deposits of $100,000 or more                                420       359
Other time and savings deposits                                2,049     1,580
                                                            --------- ---------
  Total interest expense                                       2,469     1,939
                                                            --------- ---------
NET INTEREST INCOME                                            3,739     3,490
Provision for possible loan losses                                75       100
                                                            --------- ---------
NET INTEREST INCOME AFTER PROVISION
  FOR POSSIBLE LOAN LOSSES                                     3,664     3,390
                                                            --------- ---------
OTHER INCOME
Service charges on deposit accounts                              632       537
Commissions from insurance sales                                 108        98
Other charges, commissions and fees                              217       214
Data processing fees                                              54        17
                                                            --------- ---------
  Total other income                                           1,011       866
                                                            --------- ---------
OTHER EXPENSES
Salaries                                                       1,280     1,190
Employee benefits                                                327       353
                                                            --------- ---------
  Total personnel expense                                      1,607     1,543
Net occupancy expense                                            236       209
Equipment related expenses                                       208       207
Other                                                          1,116     1,273
                                                            --------- ---------
  Total other expenses                                         3,167     3,232
                                                            --------- ---------
INCOME BEFORE INCOME TAXES                                     1,508     1,024
Income taxes                                                     503       309
                                                            --------- ---------
NET INCOME                                                 $   1,005 $     715
                                                            ========= =========
PER SHARE AMOUNTS
Net income                                                 $    0.67 $    0.48
Cash dividends declared                                         0.22      0.17

See Notes to Consolidated Financial Statements.

Statements Of Consolidated Cash Flows

                        FIRST BANCORP AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                            Three Months Ended
                                                                  Mar 31,
($ in thousands)                                               1996      1995
                                                            --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $   1,005 $     715
  Adjustments to reconcile net income to
  net cash provided by operations:
    Provision for loan losses                                     75       100
    Net security premium amortization/discount accretion         (15)        2
    Loan fees and costs deferred net of amortization             (21)      (15)
    Depreciation of premises and equipment                       185       184
    Amortization of intangible assets                            141       143
    Realized and unrealized other real estate losses             --         20
    Provision for deferred income taxes                          264       (61)
  Changes in operating assets and liabilities:
    Increase in accrued interest receivable                      (45)     (141)
    Increase in intangible assets                                (96)      --
    Decrease (increase) in other assets                         (124)      332
    Increase (decrease) in accrued interest payable              (86)      108
    Increase (decrease) in other liabilities                    (339)      162
                                                            --------- ---------
  Net cash provided by operating activities                      944     1,549
                                                            --------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                  (10,454)  (13,263)
  Purchase of securities held-to-maturity                        --     (1,283)
  Proceeds from maturities/issuer calls of securities
    available for sale                                        13,329    12,365
  Proceeds from maturities/issuer calls of securities
    held-to-maturity                                             635       218
  Net increase in loans                                       (3,988)     (995)
  Net purchases of premises and equipment                        (81)      (65)
                                                            --------- ---------
  Net cash used in investing activities                         (559)   (3,023)
                                                            --------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in deposits                                    (1,302)   (1,162)
  Cash dividends paid                                           (271)     (256)
                                                            --------- ---------
  Net cash used in financing activities                       (1,573)   (1,418)
                                                            --------- ---------
DECREASE IN CASH AND CASH EQUIVALENTS                         (1,188)   (2,892)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                24,016    19,248
                                                            --------- ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  22,828 $  16,356
                                                            ========= =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                 $   2,555 $   1,831
  Income taxes                                                   --         48
Non-cash transactions:
  Foreclosed loans transferred to other real estate              180        61
  Loans to facilitate the sale of other real estate               93       --
  Increase (decrease) in market value of securities
    available for sale                                          (169)      564

See Notes to Consolidated Financial Statements.

Statements Of Changes In Consolidated Shareholders' Equity

                        FIRST BANCORP AND SUBSIDIARIES
          STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY

                        Common Stock                                    Share-
                    -------------------  Capital   Retained            holders'
(in thousands)        Shares    Amount   Surplus   Earnings   Other     Equity
                    --------- --------- --------- --------- --------- ---------
BALANCES,
  January 1, 1995      1,504 $   7,521 $  11,308 $  10,624 $    (663)$  28,790

Net income                                           1,582               1,582
Cash dividends
  declared                                          (1,054)             (1,054)
Common stock issued
  under stock option
  plans                    3        14        47                            61
Net adjustment
  for securities
  available for sale                                             898       898
                    --------- --------- --------- --------- --------- ---------
BALANCES,
  December 31, 1995    1,507     7,535    11,355    11,152       235    30,277

Net income                                           1,005               1,005
Cash dividends
  declared                                            (332)               (332)
Net adjustment
  for securities
  available for sale                                            (112)     (112)
                    --------- --------- --------- --------- --------- ---------
BALANCES,
  March 31, 1996       1,507 $   7,535 $  11,355 $  11,825 $     123 $  30,838
                    ========= ========= ========= ========= ========= =========

See Notes to Consolidated Financial Statements.

                        FIRST BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Periods Ended March 31, 1996 and 1995

NOTE 1
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of March 31, 1996 and 1995 and the consolidated results of operations and consolidated cash flows for the periods ended
March 31, 1996 and 1995 and changes in consolidated shareholders' equity for the period ended March 31, 1996. Reference is made to the notes to consolidated financial statements for the year ended December 31, 1995 filed with the Annual Report on Form 10-KSB for a discussion of accounting policies and other relevant information with respect to the financial statements.

NOTE 2
The results of operations for the periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. Earnings per share were computed by dividing net income by average common shares outstanding. Common stock equivalents resulting from the Company's stock option plan were not considered in the earnings per share computation due to immateriality.

NOTE 3
Certain amounts reported in the period ended March 31, 1995 have been reclassified to conform with the presentation for March 31, 1996. These reclassifications had no effect on net income or shareholders' equity for the periods presented.

NOTE 4
Based on management's evaluation of the loan portfolio, current economic conditions and other risk factors, the Company's allowance for possible loan losses was $4,733,000 as of March 31, 1996 compared to $4,587,000 and $4,825,000 as of December 31, 1995 and March 31, 1995, respectively.
These reserve levels represented 2.20%, 2.17% and 2.59% of total loans as of March 31, 1996, December 31, 1995 and March 31, 1995, respectively. Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and foreclosed, repossessed and idled properties. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                   Mar 31,   Dec 31,   Mar 31,
($ in thousands)                                     1996      1995      1995
                                                  --------- --------- ---------
Nonperforming loans:
  Nonaccrual loans                               $   1,707 $     772 $   1,374
  Restructured loans                                   737       668       724
                                                  --------- --------- ---------
Total nonperforming loans                            2,444     1,440     2,098
Foreclosed, repossessed and idled
  properties (included in other assets)              1,450     1,393     2,676
                                                  --------- --------- ---------
Total nonperforming assets                       $   3,894 $   2,833 $   4,774
                                                  ========= ========= =========
Nonperforming loans as a percentage of total loans    1.13%     0.68%     1.13%
Allowance for possible loan losses as a percentage
  of nonperforming loans                            193.66%   318.54%   229.98%
Nonperforming assets as a percentage of loans and
  foreclosed, repossessed and idled properties        1.80%     1.33%     2.52%
Nonperforming assets as a percentage of
  total assets                                        1.21%     0.88%     1.65%

Item 2 - Management's Discussion and Analysis of Consolidated
           Results of Operations and Financial Condition

RESULTS OF OPERATIONS

     Net income for the quarter ended March 31, 1996 increased 40.6% to $1,005,000, or $0.67 per share, compared to $715,000, or $0.48 per share, for the first quarter of 1995. The earnings increase was achieved through the combination of (i) higher net interest income that resulted from increasing loan volume, (ii) higher noninterest income in 1996 and (iii) slightly declining overhead in 1996.

     Although not significantly impacting net income, the December 1995 acquisition of two branches of First Scotland Bank ("First Scotland") in Laurinburg and Rockingham, North Carolina did increase the components of net income, specifically net interest income and noninterest income and expenses. See "Completed Acquisition" below for a discussion of the terms of the purchase.

     Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets.
Net interest income increased by $249,000, or 7.1%, when comparing the first quarter of 1996 with the first quarter of 1995, primarily because of growth in loan volume. The two branches acquired from First Scotland added approximately $69,000 in net interest income for the first quarter of 1996.

     Under current conditions, future increases in market interest rates could have a negative impact on net interest income if portfolio mixes are held constant and rate-sensitive liabilities reprice upward more rapidly than rate-sensitive earning assets. Generally, the Company manages portfolio mixes to minimize changes in net interest income due to changing rates. The Company is experiencing a shift to time deposits from savings, NOW and money market deposits.

     The provision for possible loan losses for the first quarter decreased $25,000 to $75,000 from $100,000 for the first quarter of 1995. Provisions for possible loan losses are based on management's evaluation of the loan portfolio, as discussed under "Financial Condition" below.

     Noninterest income increased 16.7% for the first quarter primarily because of growth in service charges on deposit accounts. The transaction deposit accounts acquired from First Scotland provided an increase of $73,000 in deposit fees. Growth in data processing fees contributed as well. The Company sold no securities in the first quarters of 1996 or 1995.

     Noninterest expenses, or overhead, decreased 2% to $3,167,000 for the first quarter of 1996, primarily because of substantial reductions in deposit insurance premiums and litigation expenses. Personnel expenses increased $64,000, or 4.2%, of which $55,000 was attributable to personnel acquired from First Scotland. Other noninterest expenses decreased $157,000, or 12.3%, mainly due to the reductions in deposit insurance premiums and legal fees mentioned above.

     Income taxes increased $194,000 for the first quarter, while the effective tax rates were 33.4% and 30.2% for the quarters ended March 31, 1996 and 1995, respectively. The increase in the effective tax rate was primarily attributable to larger levels of nondeductible intangible amortization.

FINANCIAL CONDITION

     The Company's total assets were $320.6 million at March 31, 1996, an increase of $31.1 million, or 10.8%, from March 31, 1995. Interest-earning assets increased by 11.3% compared to March 31, 1995. Loans, the primary interest-earning asset, increased by 15.6% during this same period.
Deposits increased $29.1 million, or 11.3% to support the asset growth.
The increases in deposits were primarily in the categories of time deposits. The Company is experiencing a shift in the mix of its deposits to time deposits from savings, NOW and money market accounts. The Company's cost of funds has remained relatively low compared to that of its competitors. The Company does not rely heavily on large deposits of $100,000 or more to fund asset growth and has not traditionally engaged in obtaining deposits through brokers. In December of 1995, the Company acquired two branch offices of First Scotland Bank which added assets, earning assets and deposits of approximately $15.8 million, $14.2 million and $15 million, respectively. Since December 31, 1995, the Company's earning assets, total assets and deposits have declined slightly.

NONPERFORMING ASSETS

     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days, restructured loans and foreclosed, repossessed and idled properties. The following table summarizes the Company's nonperforming assets at the dates indicated.

                                                   Mar 31,   Dec 31,   Mar 31,
($ in thousands)                                     1996      1995      1995
                                                  --------- --------- ---------
Nonperforming loans:
  Nonaccrual loans                               $   1,707 $     772 $   1,374
  Restructured loans                                   737       668       724
                                                  --------- --------- ---------
Total nonperforming loans                            2,444     1,440     2,098
Foreclosed, repossessed and idled
  properties (included in other assets)              1,450     1,393     2,676
                                                  --------- --------- ---------
Total nonperforming assets                       $   3,894 $   2,833 $   4,774
                                                  ========= ========= =========
Nonperforming loans as a percentage of total loans    1.13%     0.68%     1.13%
Allowance for possible loan losses as a percentage
  of nonperforming loans                            193.66%   318.54%   229.98%
Nonperforming assets as a percentage of loans and
  foreclosed, repossessed and idled properties        1.80%     1.33%     2.52%
Nonperforming assets as a percentage of
  total assets                                        1.21%     0.88%     1.65%

     Nonperforming assets were $3,894,000, $2,833,000 and $4,774,000 as of
March 31, 1996, December 31, 1995 and March 31, 1995, respectively. Nonperforming assets as of March 31, 1996 include approximately $609,000 of loans acquired from First Scotland that have been placed on nonaccrual status since December 31, 1995. Management has reviewed the collateral for the nonperforming assets, specifically including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for possible loan losses discussed below.

     A loan is placed on nonaccrual status when, in management's judgment, the collection of interest appears doubtful. Interest on loans that are classified as nonaccrual is recognized when received. The accrual of interest is discontinued on all loans that become 90 days past due with respect to principal or interest. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms. If the nonaccrual loans and restructured loans as of March 31, 1996 and 1995 had been current in accordance with their original terms and had been outstanding throughout the three month periods (or since origination or acquisition if held for part of the three month periods), gross interest income in the amounts of approximately $43,000 and $34,000 for nonaccrual loans and $17,000 and $19,000 for restructured loans would have been recorded for the three months ended March 31, 1996 and 1995, respectively. Interest income on such loans that was actually collected and included in net income in the three months ended March 31, 1996 and 1995 amounted to approximately $10,000 and less than $1,000 for nonaccrual loans and $13,000 and $8,000 for restructured loans respectively.

     Nonperforming loans are defined as nonaccrual loans, loans past due 90 or more days and restructured loans. As of March 31, 1996, December 31, 1995 and March 31, 1995, nonperforming loans were approximately 1.13%, 0.68% and 1.13%, respectively, of the total loans outstanding at such dates. Nonaccrual loans increased $333,000 to approximately $1,707,000 compared to March 31, 1995 and increased approximately $935,000 since year end. Approximately $609,000 in loans acquired from First Scotland were placed on nonaccrual status in the first quarter. As of March 31, 1996, the borrower with the largest outstanding nonaccrual loans owed an aggregate of $482,000 on such loans while the average balance of all nonaccrual loans was approximately $31,000. The Company's management believes that collateral values related to nonperforming loans exceed the loan balances.

     In addition to the nonperforming loan amounts discussed above, management believes that an estimated $2,800,000-$3,000,000 of loans that are currently performing in accordance with their contractual terms may potentially develop problems depending upon the particular financial situations of the borrowers and economic conditions in general. These loans were considered in determining the appropriate level of the allowance for possible loan losses. See "Summary of Loan Loss Experience" below.

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

     As of March 31, 1996, the Company owned foreclosed and repossessed assets totaling approximately $1,450,000, which consisted principally of several parcels of foreclosed real estate. Three parcels with carrying values of approximately $195,000, $338,000 and $199,000 accounted for 50% of the total. The Company's management has reviewed recent appraisals of these properties and has concluded that their fair values, less estimated costs to sell, exceed their respective carrying values at March 31, 1996.

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

     Based on management's evaluation of the loan portfolio and economic conditions, a provision for possible loan losses of $75,000 was added to the allowance for possible loan losses during the first quarter of 1996. At March 31, 1996, the allowance stood at $4,733,000, compared to $4,587,000 at December 31, 1995 and $4,825,000 at March 31, 1995. At March 31, 1996, the
allowance for possible loan losses was approximately 194% of total nonperforming loans, compared to corresponding percentages of 319% at December 31, 1995 and 230% at March 31, 1995.

     The allowance for possible loan losses was 2.20%, 2.17% and 2.59% of total loans as of March 31, 1996, December 31, 1995 and March 31, 1995 respectively. Management considers the reserve levels adequate to cover possible loan losses on the loans outstanding as of each reporting date. It must be emphasized, however, that the determination of the reserve using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for possible loan losses or future charges to earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for possible loan losses and losses on other real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available at the time of such examinations.

     For the periods indicated, the following table summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance arising from charge-offs and recoveries by category, and additions to the allowance that have been charged to expense.

                                                    Three               Three
                                                   Months      Year    Months
                                                    Ended     Ended     Ended
                                                   Mar 31,   Dec 31,   Mar 31,
($ in thousands)                                     1996      1995      1995
                                                  --------- --------- ---------
Loans outstanding at period end                  $ 215,422 $ 211,522 $ 186,414
                                                  ========= ========= =========
Average loans outstanding during period          $ 213,709 $ 192,035 $ 184,305
                                                  ========= ========= =========
Allowance for possible loan losses at
  beginning of period                            $   4,587 $   5,009 $   5,009
Addition related to acquired bank                      --        187       --

Loans charged off:
  Commercial, financial and agricultural               (45)     (885)     (200)
  Real estate - mortgage                               (86)     (184)      (60)
  Installment loans to individuals                     (21)     (531)      (46)
                                                  --------- --------- ---------
  Total charge-offs                                   (152)   (1,600)     (306)
                                                  --------- --------- ---------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural                 6        23         3
  Real estate - mortgage                                62         6         1
  Installment loans to individuals                      47        62        18
  Other                                                108       --        --
                                                  --------- --------- ---------
  Total recoveries                                     223        91        22
                                                  --------- --------- ---------
Net recoveries (charge-offs)                            71    (1,509)     (284)

Additions to the allowance charged to expense           75       900       100
                                                  --------- --------- ---------
Allowance for possible loan losses at
  end of period                                  $   4,733 $   4,587 $   4,825
                                                  ========= ========= =========
Ratios:
  Annualized net charge-offs (recoveries)
    to average loans during period                   -0.13%     0.79%     0.62%
  Annualized net charge-offs (recoveries)
    to loans at end of period                        -0.13%     0.71%     0.61%
  Allowance for possible loan losses to
    average loans during period                       2.21%     2.39%     2.62%
  Allowance for possible loan losses to
    loans at end of period                            2.20%     2.17%     2.59%
  Annualized net charge-offs (recoveries)
    to allowance for possible loan losses            -6.00%    32.90%    23.54%
  Annualized net charge-offs (recoveries)
    to provision for possible loan losses          -378.67%   167.67%  1136.00%

     Based on the results of the aforementioned loan analysis and grading program and management's evaluation of the allowance for possible loan losses at March 31, 1996, there have been no material changes to the allocation of the allowance for possible loan losses among the various categories of loans since December 31, 1995.

LIQUIDITY

     The Company's liquidity is determined by its ability to convert assets to cash or acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. The Company's primary liquidity sources are cash and due from banks, federal funds sold and other short-term investments. In addition, the Company (through its bank subsidiary) has the ability, on a short-term basis, to purchase federal funds from other financial institutions. The Company has not traditionally had to rely on the purchase of federal funds as a source of liquidity. The Company has increased it loan to deposit ratio to a level more typical of the Bank's North Carolina peer group. The Company's management believes its liquidity sources are at an acceptable level and remain adequate to meet its operating needs.

CAPITAL RESOURCES

     The Company is required by its own policies and by applicable federal regulations to maintain certain capital levels. The Company's ratio of stated capital to total assets equaled or exceeded 10% as of March 31, 1996 and 1995 and December 31, 1995. In an effort to achieve a measurement of capital adequacy that is sensitive to the individual risk profiles of financial institutions, the various financial institution regulators have minimum capital guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to the financial institution's relative level of those capital components and the level of risk associated with various types of assets of that financial institution. The guidelines call for minimum adjusted capital of 8% of risk-adjusted assets. As of March 31, 1996, the Company's total risk-based capital ratio was approximately 12.4%.

     In addition to the risk-based capital requirements described above, the Company is subject to a leverage capital requirement, which calls for a minimum ratio of leverage capital, as defined in the regulations, to quarterly average total assets of 3-5%. As of March 31, 1996, the Company's leverage capital ratio was approximately 7.8%.

     The Company is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.

     As of March 31, 1996, December 31, 1995 and March 31, 1995, the Company was in compliance with all existing capital requirements, as summarized in the following table:

                                                   Mar 31,   Dec 31,   Mar 31,
($ in thousands)                                     1996      1995      1995
                                                  --------- --------- ---------
Tier I capital:
    Total stated shareholders' equity            $  30,838 $  30,277 $  29,559
    Less:  Intangible assets                         6,261     6,306     6,136
           Unrealized holding gain (loss)
             on securities available for
             sale, net of income taxes                 123       235      (354)
                                                  --------- --------- ---------
Total Tier I leverage capital                       24,454    23,736    23,777
                                                  --------- --------- ---------
Tier II capital:
    Allowable allowance for loan losses              2,793     2,661     2,448
                                                  --------- --------- ---------
Tier II capital additions                            2,793     2,661     2,448
                                                  --------- --------- ---------
Total capital                                    $  27,247 $  26,397 $  26,225
                                                  ========= ========= =========

Risk-adjusted assets                             $ 223,424 $ 219,439 $ 195,827
Tier I risk-adjusted assets (includes Tier I
  capital adjustments)                             217,040   212,898   190,045
Tier II risk-adjusted assets (includes Tiers I
  and II capital adjustments)                      219,833   215,559   192,493
Quarterly average total assets                     318,630   309,996   287,487
Adjusted quarterly average total assets
  (includes Tier I capital adjustments)            312,246   303,455   281,705

Risk-based capital ratios:
    Tier I capital                                   11.27%    11.15%    12.51%
    Minimum required Tier I capital                   4.00%     4.00%     4.00%
    Total risk-based capital                         12.39%    12.25%    13.62%
    Minimum required total risk-based capital         8.00%     8.00%     8.00%
Leverage capital ratios:
    Tier I leverage capital ratio                     7.83%     7.82%     8.44%
    Minimum required Tier I leverage capital       3-5.00%   3-5.00%   3-5.00%

COMPLETED ACQUISITION

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

Part II.  Other Information

Item 6 - Exhibits and Reports on Form 8-K

a         Exhibits
          The following exhibits are filed with this report or, as noted, are incorporated by reference.

    3.i Copy of Articles of Incorporation of the Registrant and amendments thereto, was filed as Exhibit 3(a) to the Registrant's Registration Statement Number 33-12692, and is incorporated herein by reference.

      ii Copy of the Bylaws of the Registrant and amendments thereto, was filed as Exhibit 3(b) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference.

   10     Material Contracts
     .a Data processing Agreement dated October 1, 1984 by and between Bank of Montgomery (First Bank) and Montgomery Data Services, Inc. was filed as Exhibit 10(k) to the Registrant's Registration Statement Number 33-12692, and is incorporated herein by reference.

     .b   First Bank Salary and Incentive Plan, as amended, was filed as
          Exhibit 10(m) to the Registrant's Registration Statement Number 33-12692, and is incorporated herein by reference.

     .c First Bancorp Savings Plus and Profit Sharing Plan (401(k) savings incentive plan and trust), as amended January 25, 1994 and July 19, 1994, was filed as Exhibit 10(c) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference.

     .d Directors and Officers Liability Insurance Policy of First Bancorp, dated July 16, 1991, was filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and is incorporated herein by reference.

     .e Indemnification Agreement between the Company and its Directors and Officers was filed as Exhibit 10(t) to the Registrant's Registration Statement Number 33-12692, and is incorporated herein by reference.

     .f Employment and Consulting Agreement between the Company and John C. Wallace dated January 1, 1993, was filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1993, and is incorporated herein by reference.

     .g First Bancorp Employees' Pension Plan, as amended on August 16, 1994, was filed as Exhibit 10(g) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference.

     .h First Bancorp Senior Management Supplemental Executive Retirement Plan dated May 31, 1993, was filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and is incorporated herein by reference.

     .i First Bancorp Senior Management Split-Dollar Life Insurance Agreements between the Company and the Executive Officers, as amended on December 22, 1994, was filed as Exhibit 10(i) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference.

     .j Software License and Equipment Purchase and Software Maintenance Agreements between First Bancorp and Systematics, Inc. for the procurement and use of data processing equipment and software dated May 17, 1993, was filed as Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and is incorporated herein by reference.

     .k First Bancorp 1994 Stock Option Plan was filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994, and is incorporated herein by reference.

     .l Purchase and Assumption Agreement between First Bank and Cabarrus Bank of North Carolina, dated February 23, 1996.

   27     Financial Data Schedules pursuant to Article 9 of Regulation S-X.

b         There were no reports filed on Form 8-K during the quarter ended
          March 31, 1996.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                FIRST BANCORP

          May 8, 1996                   BY:    James H. Garner
          -------------------           -----------------------------
                                               James H. Garner
                                                  President
                                        (Principal Executive Officer),
                                            Treasurer and Director

          May 8, 1996                   BY:    Anna G. Hollers
          -------------------           -----------------------------
                                               Anna G. Hollers
                                           Executive Vice President
                                                and Secretary

          May 8, 1996                   BY:    Kirby A. Tyndall
          -------------------           -----------------------------
                                               Kirby A. Tyndall
                                            Senior Vice President
                                         and Chief Financial Officer

                         EXHIBIT CROSS REFERENCE INDEX

  Exhibit                                                             Page(s)

    3.i   Copy of Articles of Incorporation of the Registrant              *

     .ii  Copy of the Bylaws of the Registrant                             *

   10.a   Data processing Agreement by and between Bank of
          Montgomery (First Bank) and Montgomery Data Services, Inc.       *

     .b   First Bank Salary and Incentive Plan, as amended                 *

     .c   First Bancorp Savings Plus and Profit Sharing Plan (401(k)
          savings incentive plan and trust), as amended                    *

     .d   Directors and Officers Liability Insurance Policy of
          First Bancorp                                                    *

     .e   Indemnification Agreement between the Company and its
          Directors and Officers                                           *

     .f   Employment and Consulting Agreement between the Company
          and John C. Wallace                                              *

     .g   First Bancorp Employees' Pension Plan                            *

     .h   First Bancorp Senior Management Supplemental Executive
          Retirement Plan                                                  *

     .i   First Bancorp Senior Management Split-Dollar Life Insurance
          Agreements between the Company and the Executive Officers        *

     .j   Software License and Equipment Purchase and Software
          Maintenance Agreements between First Bancorp and
          Systematics, Inc.                                                *

     .k   First Bancorp 1994 Stock Option Plan                             *

     .l   Purchase and Assumption Agreement between First Bank and
          Cabarrus Bank of North Carolina                                20-53

   27     Financial Data Schedules pursuant to Article 9 of
          Regulation S-X                                                    54



          *  Incorporated herein by reference.