Form 10QSB
period 1996-06-30
FIRST BANCORP /NC/
filed 1996-08-12
CIK 811589

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

                        For the quarterly period ended
                                  June 30, 1996
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

                        [ X ]   YES         [   ]   NO

     As of June 30, 1996, 1,507,085 shares of the registrant's Common
Stock, $5 par value, were outstanding. The registrant had no other classes of securities outstanding.

     Transitional Small Business Format     [   ]   YES         [ X ]   NO



===============================================================================
EXHIBIT INDEX BEGINS ON PAGE 20

                                     INDEX
                        FIRST BANCORP AND SUBSIDIARIES


                                                                          Page

Part I.  Financial Information

Item 1 - Financial Statements
  CONSOLIDATED BALANCE SHEETS -
  June 30, 1996 and 1995
  (With Comparative Amounts at December 31, 1995)                            3

  STATEMENTS OF CONSOLIDATED INCOME -
  For the Periods Ended June 30, 1996 and 1995                               4

  STATEMENTS OF CONSOLIDATED CASH FLOWS -
  For the Periods Ended June 30, 1996 and 1995                               5

  STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY -
  For the Period Ended June 30, 1996
  and for the Year Ended December 31, 1995                                   6

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 7

Item 2 - Management's Discussion and Analysis of Consolidated
           Results of Operations and Financial Condition                     8


Part II.  Other Information

Item 6 - Exhibits and Reports on Form 8-K                                   16

Signatures                                                                  19

Exhibit Cross Reference Index                                               20

Part I.  Financial Information
Item 1 - Financial Statements
Consolidated Balance Sheets

                        FIRST BANCORP AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                   Jun 30,   Dec 31,   Jun 30,
($ in thousands)                                     1996      1995      1995
                                                  --------- --------- ---------
ASSETS
Cash & due from banks, noninterest bearing       $  16,165 $  12,190 $  11,907
Federal funds sold                                   5,125    11,826       662
                                                  --------- --------- ---------
  Total cash and cash equivalents                   21,290    24,016    12,569
                                                  --------- --------- ---------

Securities available for sale (approximate
  costs of $51,448, $49,297 and $48,027)            51,185    49,657    48,183
Securities held-to-maturity (approximate
  fair values of $19,947, $20,374 and $22,152)      19,664    19,740    21,661

Presold mortgages in process of settlement             765       826     1,052

Loans, net of unearned income                      219,838   211,522   192,979
  Less: Allowance for possible loan losses          (4,758)   (4,587)   (4,853)
                                                  --------- --------- ---------
  Net loans                                        215,080   206,935   188,126
                                                  --------- --------- ---------
Premises and equipment, net                          8,066     8,043     7,500
Accrued interest receivable                          2,254     2,372     2,208
Intangible assets                                    6,119     6,306     5,994
Other                                                3,167     3,844     4,576
                                                  --------- --------- ---------
Total assets                                     $ 327,590 $ 321,739 $ 291,869
                                                  ========= ========= =========

LIABILITIES
Deposits:  Demand                                $  44,334 $  41,941 $  37,860
           Savings, NOW and money market           103,890   106,339    98,070
           Time deposits of $100,000 or more        33,864    31,961    24,764
           Other time deposits                     110,070   107,474    97,315
                                                  --------- --------- ---------
           Total deposits                          292,158   287,715   258,009
Accrued interest on deposits                         1,787     1,889     1,458
Other                                                2,391     1,858     1,838
                                                  --------- --------- ---------
Total liabilities                                  296,336   291,462   261,305
                                                  --------- --------- ---------
SHAREHOLDERS' EQUITY
Common stock, $5 par value per share
  Authorized:  12,500,000 shares
  Issued and outstanding:  1,507,085,
    1,507,085 and 1,504,185 shares                   7,535     7,535     7,521
Capital surplus                                     11,355    11,355    11,308
Retained earnings                                   12,537    11,152    11,632
Unrealized gain (loss) on securities
  available for sale, net of income taxes             (173)      235       103
                                                  --------- --------- ---------
Total shareholders' equity                          31,254    30,277    30,564
                                                  --------- --------- ---------
Total liabilities and shareholders' equity       $ 327,590 $ 321,739 $ 291,869
                                                  ========= ========= =========

See Notes to Consolidated Financial Statements.

Statements Of Consolidated Income

                        FIRST BANCORP AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME

                                        Three Months Ended    Six Months Ended
                                              Jun 30,             Jun 30,
($ in thousands except per share data)     1996      1995      1996      1995
                                        --------- --------- --------- ---------
INTEREST INCOME
Interest and fees on loans             $   5,259 $   4,734 $  10,380 $   9,128
Interest on investment securities:
  Taxable interest income                    705       735     1,351     1,383
  Exempt from income taxes                   267       271       542       538
Other, principally federal funds sold        160        82       326       202
                                        --------- --------- --------- ---------
  Total interest income                    6,391     5,822    12,599    11,251
                                        --------- --------- --------- ---------
INTEREST EXPENSE
Time deposits of $100,000 or more            445       411       865       770
Other time and savings deposits            2,000     1,811     4,049     3,391
                                        --------- --------- --------- ---------
  Total interest expense                   2,445     2,222     4,914     4,161
                                        --------- --------- --------- ---------
NET INTEREST INCOME                        3,946     3,600     7,685     7,090
Provision for possible loan losses            75       160       150       260
                                        --------- --------- --------- ---------
NET INTEREST INCOME AFTER PROVISION
  FOR POSSIBLE LOAN LOSSES                 3,871     3,440     7,535     6,830
                                        --------- --------- --------- ---------
OTHER INCOME
Service charges on deposit accounts          624       533     1,256     1,070
Commissions from insurance sales              87        97       195       195
Other charges, commissions and fees          233       209       450       423
Data processing fees                          62        32       116        49
                                        --------- --------- --------- ---------
  Total other income                       1,006       871     2,017     1,737
                                        --------- --------- --------- ---------
OTHER EXPENSES
Salaries                                   1,397     1,260     2,677     2,450
Employee benefits                            321       239       648       592
                                        --------- --------- --------- ---------
  Total personnel expense                  1,718     1,499     3,325     3,042
Net occupancy expense                        238       209       474       418
Equipment related expenses                   208       199       416       406
Other                                      1,111     1,208     2,227     2,481
                                        --------- --------- --------- ---------
  Total other expenses                     3,275     3,115     6,442     6,347
                                        --------- --------- --------- ---------
INCOME BEFORE INCOME TAXES                 1,602     1,196     3,110     2,220
Income taxes                                 559       391     1,062       700
                                        --------- --------- --------- ---------
NET INCOME                             $   1,043 $     805 $   2,048 $   1,520
                                        ========= ========= ========= =========
PER SHARE AMOUNTS
Net income                             $    0.69 $    0.54 $    1.36 $    1.01
Cash dividends declared                     0.22      0.17      0.44      0.34

See Notes to Consolidated Financial Statements.

Statements Of Consolidated Cash Flows

                        FIRST BANCORP AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                              Six Months Ended
                                                                  Jun 30,
($ in thousands)                                               1996      1995
                                                            --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $   2,048 $   1,520
  Adjustments to reconcile net income to
  net cash provided by operations:
    Provision for loan losses                                    150       260
    Net security premium amortization/discount accretion         (13)      (13)
    Loan fees and costs deferred net of amortization             (15)      (41)
    Depreciation of premises and equipment                       372       362
    Amortization of intangible assets                            283       285
    Realized and unrealized other real estate losses              49        48
    Provision for deferred income taxes                          226      (160)
  Changes in operating assets and liabilities:
    Decrease in accrued interest receivable                      118        27
    Increase in intangible assets                                (96)      --
    Decrease in other assets                                   1,032     1,078
    Increase (decrease) in accrued interest payable             (102)      314
    Increase in other liabilities                                472       589
                                                            --------- ---------
  Net cash provided by operating activities                    4,524     4,269
                                                            --------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                  (25,956)  (17,637)
  Purchase of securities held-to-maturity                     (1,626)   (1,283)
  Proceeds from maturities/issuer calls of securities
    available for sale                                        23,786    16,894
  Proceeds from maturities/issuer calls of securities
    held-to-maturity                                           1,740       542
  Net increase in loans                                       (8,639)   (7,808)
  Net purchases of premises and equipment                       (395)     (724)
                                                            --------- ---------
  Net cash used in investing activities                      (11,090)  (10,016)
                                                            --------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                          4,443      (421)
  Cash dividends paid                                           (603)     (511)
                                                            --------- ---------
  Net cash provided by (used in) financing activities          3,840      (932)
                                                            --------- ---------
DECREASE IN CASH AND CASH EQUIVALENTS                         (2,726)   (6,679)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                24,016    19,248
                                                            --------- ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  21,290 $  12,569
                                                            ========= =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                 $   5,016 $   3,847
  Income taxes                                                   671       331
Non-cash transactions:
  Foreclosed loans transferred to other real estate              359       203
  Loans to facilitate the sale of other real estate               93     1,105
  Increase (decrease) in market value of securities
    available for sale                                          (617)    1,255

See Notes to Consolidated Financial Statements.

Statements Of Changes In Consolidated Shareholders' Equity

                        FIRST BANCORP AND SUBSIDIARIES
          STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY

                        Common Stock                                    Share-
                    -------------------  Capital   Retained            holders'
(in thousands)        Shares    Amount   Surplus   Earnings   Other     Equity
                    --------- --------- --------- --------- --------- ---------
BALANCES,
  January 1, 1995      1,504 $   7,521 $  11,308 $  10,624 $    (663)$  28,790

Net income                                           1,582               1,582
Cash dividends
  declared                                          (1,054)             (1,054)
Common stock issued
  under stock option
  plans                    3        14        47                            61
Net adjustment
  for securities
  available for sale                                             898       898
                    --------- --------- --------- --------- --------- ---------
BALANCES,
  December 31, 1995    1,507     7,535    11,355    11,152       235    30,277

Net income                                           2,048               2,048
Cash dividends
  declared                                            (663)               (663)
Net adjustment
  for securities
  available for sale                                            (408)     (408)
                    --------- --------- --------- --------- --------- ---------
BALANCES,
  June 30, 1996        1,507 $   7,535 $  11,355 $  12,537 $    (173)$  31,254
                    ========= ========= ========= ========= ========= =========

See Notes to Consolidated Financial Statements.

                        FIRST BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Periods Ended June 30, 1996 and 1995

NOTE 1
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of June 30, 1996 and 1995 and the consolidated results of operations and consolidated cash flows for the periods ended
June 30, 1996 and 1995 and changes in consolidated shareholders' equity for the period ended June 30, 1996. Reference is made to the notes to consolidated financial statements for the year ended December 31, 1995 filed with the Annual Report on Form 10-KSB for a discussion of accounting policies and other relevant information with respect to the financial statements.

NOTE 2
The results of operations for the periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. Earnings per share were computed by dividing net income by average common shares outstanding. Common stock equivalents resulting from the Company's stock option plan were not considered in the earnings per share computation due to immateriality.

NOTE 3
Certain amounts reported in the period ended June 30, 1995 have been reclassified to conform with the presentation for June 30, 1996. These reclassifications had no effect on net income or shareholders' equity for the periods presented.

NOTE 4
Based on management's evaluation of the loan portfolio, current economic conditions and other risk factors, the Company's allowance for possible loan losses was $4,758,000 as of June 30, 1996 compared to $4,587,000 and $4,853,000 as of December 31, 1995 and June 30, 1995, respectively.
These reserve levels represented 2.16%, 2.17% and 2.51% of total loans as of June 30, 1996, December 31, 1995 and June 30, 1995, respectively. Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and foreclosed, repossessed and idled properties. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                   Jun 30,   Dec 31,   Jun 30,
($ in thousands)                                     1996      1995      1995
                                                  --------- --------- ---------
Nonperforming loans:
  Nonaccrual loans                               $   1,396 $     772 $   1,425
  Restructured loans                                   793       668       704
                                                  --------- --------- ---------
Total nonperforming loans                            2,189     1,440     2,129
Foreclosed, repossessed and idled
  properties (included in other assets)                836     1,393     1,757
                                                  --------- --------- ---------
Total nonperforming assets                       $   3,025 $   2,833 $   3,886
                                                  ========= ========= =========
Nonperforming loans as a percentage of total loans    1.00%     0.68%     1.10%
Allowance for possible loan losses as a percentage
  of nonperforming loans                            217.36%   318.54%   227.95%
Nonperforming assets as a percentage of loans and
  foreclosed, repossessed and idled properties        1.37%     1.33%     2.00%
Nonperforming assets as a percentage of
  total assets                                        0.92%     0.88%     1.33%

Item 2 - Management's Discussion and Analysis of Consolidated
           Results of Operations and Financial Condition

RESULTS OF OPERATIONS

     Net income for the quarter ended June 30, 1996 increased 29.6% to $1,043,000, or $0.69 per share, compared to $805,000, or $0.54 per share, for the second quarter of 1995. The earnings increase was achieved through the combination of (i) higher net interest income that resulted from increasing loan volume, (ii) higher noninterest income in 1996 and (iii) diminished growth in overhead in 1996. For substantially the same reasons, net income for the six months ended June 30, 1996 increased 34.7% to $2,048,000, or $1.36 per share, from $1,520,000, or $1.01 cents per share, for the same period in 1995.

     Although not significantly impacting net income, the December 1995 acquisition of two branches of First Scotland Bank ("First Scotland") in Laurinburg and Rockingham, North Carolina did increase the components of net income, specifically net interest income and noninterest income and expenses. See "Completed Acquisition" below for a discussion of the terms of the purchase.

     Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets.
Net interest income increased by $346,000, or 9.6%, when comparing the second quarter of 1996 with the second quarter of 1995, primarily because of growth in loan volume. For substantially the same reasons, net interest income for the six months ended June 30, 1996 increased by $595,000, or 8.4%, compared to the same period in 1995. The two branches acquired from First Scotland added approximately $59,000 and $128,000, respectively, in net interest income for the second quarter and year-to-date periods of 1996.

     Under current conditions, future increases in market interest rates could have a negative impact on net interest income if portfolio mixes are held constant and rate-sensitive liabilities reprice upward more rapidly than rate-sensitive earning assets. Generally, the Company's goal is to manage portfolio mixes to minimize changes in net interest income due to changing rates. The Company is experiencing a shift to time deposits from savings, NOW and money market deposits.

     The provision for possible loan losses for the second quarter decreased $85,000 to $75,000 from $160,000 for the second quarter of 1995. For the six months ended June 30, 1996, provisions for possible loan losses decreased by $110,000, or 42.3%. Provisions for possible loan losses are based on management's evaluation of the loan portfolio, as discussed under "Financial Condition" below.

     Noninterest income increased 15.5% for the second quarter, primarily because of growth in service charges on deposit accounts. Growth in data processing fees contributed as well. For the six months ended June 30, 1996, noninterest income increased $280,000, or 16.1%, for substantially the same reasons. Transaction deposit accounts acquired from First Scotland provided increases of $64,000 and $136,000, respectively, in deposit fees for the quarterly and year-to-date periods ended June 30, 1996. The Company sold no securities in the second quarters of 1996 or 1995.

     Noninterest expenses, or overhead, increased 5.1% to $3,275,000 for the second quarter of 1996, primarily because of increased personnel expenses associated with expanding operations. This increase was partially offset by substantial reductions in deposit insurance premiums and litigation expenses. Personnel expenses increased $219,000, or 14.6%, of which $56,000 was attributable to personnel acquired from First Scotland. Other noninterest expenses decreased $97,000, or 8%, mainly due to the reductions in deposit insurance premiums and legal fees mentioned above. For substantially the same reasons, noninterest expenses increased by $95,000, or 1.5%, for the six months ended June 30, 1996. Year-to-date personnel expenses increased $283,000, or 9.3%, of which approximately $111,000 was attributable to personnel acquired from First Scotland.

     Income taxes increased $168,000, or 43.0%, for the second quarter, while the effective tax rates were 34.9% and 32.7% for the quarters ended
June 30, 1996 and 1995, respectively. The increase in the effective tax rate was primarily attributable to larger levels of nondeductible intangible amortization. For substantially the same reasons, income taxes for the six months ended June 30, 1996 increased $362,000, or 51.7%, resulting in an effective tax rate of 34.1% compared to 31.5% for the same six month period of 1995.

FINANCIAL CONDITION

     The Company's total assets were $327.6 million at June 30, 1996, an increase of $35.7 million, or 12.2%, from June 30, 1995. Interest-earning assets increased by 12.3% compared to June 30, 1995. Loans, the primary interest-earning asset, increased by 13.9% during this same period.
Deposits increased $34.1 million, or 13.2% to support the asset growth.
The increases in deposits were primarily in the categories of time deposits. The Company is experiencing a shift in the mix of its deposits to time deposits from savings, NOW and money market accounts. The Company's cost of funds has remained relatively low compared to that of its competitors. The Company does not rely heavily on large deposits of $100,000 or more to fund asset growth and has not traditionally engaged in obtaining deposits through brokers. In December of 1995, the Company acquired two branch offices of First Scotland Bank which added assets, earning assets and deposits of approximately $15.8 million, $14.2 million and $15 million, respectively. Since December 31, 1995, the Company experienced annualized growth of 2.1%, 3.6% and 3.1% in earning assets, total assets and deposits, respectively.

NONPERFORMING ASSETS

     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days, restructured loans and foreclosed, repossessed and idled properties. The following table summarizes the Company's nonperforming assets at the dates indicated.

                                                   Jun 30,   Dec 31,   Jun 30,
($ in thousands)                                     1996      1995      1995
                                                  --------- --------- ---------
Nonperforming loans:
  Nonaccrual loans                               $   1,396 $     772 $   1,425
  Restructured loans                                   793       668       704
                                                  --------- --------- ---------
Total nonperforming loans                            2,189     1,440     2,129
Foreclosed, repossessed and idled
  properties (included in other assets)                836     1,393     1,757
                                                  --------- --------- ---------
Total nonperforming assets                       $   3,025 $   2,833 $   3,886
                                                  ========= ========= =========
Nonperforming loans as a percentage of total loans    1.00%     0.68%     1.10%
Allowance for possible loan losses as a percentage
  of nonperforming loans                            217.36%   318.54%   227.95%
Nonperforming assets as a percentage of loans and
  foreclosed, repossessed and idled properties        1.37%     1.33%     2.00%
Nonperforming assets as a percentage of
  total assets                                        0.92%     0.88%     1.33%

     Nonperforming assets were $3,025,000, $2,833,000 and $3,886,000 as of
June 30, 1996, December 31, 1995 and June 30, 1995, respectively. Nonperforming assets as of June 30, 1996 include approximately $621,000 of loans acquired from First Scotland that have been placed on nonaccrual status since December 31, 1995. Management has reviewed the collateral for the nonperforming assets, specifically including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for possible loan losses discussed below.

     A loan is placed on nonaccrual status when, in management's judgment, the collection of interest appears doubtful. Interest on loans that are classified as nonaccrual is recognized when received. The accrual of interest is discontinued on all loans that become 90 days past due with respect to principal or interest. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms. If the nonaccrual loans and restructured loans as of June 30, 1996 and 1995 had been current in accordance with their original terms and had been outstanding throughout the six month periods (or since origination or acquisition if held for part of the six month periods), gross interest income in the amounts of approximately $70,000 and $72,000 for nonaccrual loans and $36,000 and $36,000 for restructured loans would have been recorded for the six months ended June 30, 1996 and 1995, respectively. Interest income on such loans that was actually collected and included in net income in the six months ended June 30, 1996 and 1995 amounted to approximately $8,000 and $10,000 for nonaccrual loans and $30,000 and $22,000 for restructured loans loans respectively.

     Nonperforming loans are defined as nonaccrual loans, loans past due 90 or more days and restructured loans. As of June 30, 1996, December 31, 1995 and June 30, 1995, nonperforming loans were approximately 1.00%, 0.68% and 1.10%, respectively, of the total loans outstanding at such dates. Nonaccrual loans decreased $29,000, or 2%, to approximately $1,396,000 compared to June 30, 1995 and increased approximately $624,000, or 80.8%, since year-end. Approximately $621,000 in loans acquired from First Scotland were placed on nonaccrual status in 1996. As of June 30, 1996, the borrower with the largest outstanding nonaccrual loans owed an aggregate of $482,000 on such loans while the average balance of all nonaccrual loans was approximately $28,000. The Company's management believes that collateral values related to nonperforming loans exceed the loan balances.

     In addition to the nonperforming loan amounts discussed above, management believes that an estimated $2,400,000-$2,600,000 of loans that are currently performing in accordance with their contractual terms may potentially develop problems depending upon the particular financial situations of the borrowers and economic conditions in general. These loans were considered in determining the appropriate level of the allowance for possible loan losses. See "Summary of Loan Loss Experience" below.

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

     As of June 30, 1996, the Company owned foreclosed and repossessed assets totaling approximately $836,000, which consisted principally of several parcels of foreclosed real estate. Three parcels with carrying values of approximately $184,000, $218,000 and $129,000 accounted for 64% of the total. The Company's management has reviewed recent appraisals of these properties and has concluded that their fair values, less estimated costs to sell, exceed their respective carrying values at June 30, 1996.

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

     Based on management's evaluation of the loan portfolio and economic conditions, a provision for possible loan losses of $75,000 was added to the allowance for possible loan losses during the second quarter of 1996, which brought the year-to-date provision to $150,000. At June 30, 1996, the allowance stood at $4,758,000, compared to $4,587,000 at December 31, 1995 and $4,853,000 at June 30, 1995. At June 30, 1996, the allowance for possible loan losses was approximately 217% of total nonperforming loans, compared to corresponding percentages of 319% at December 31, 1995 and 228% at June 30, 1995.

     The allowance for possible loan losses was 2.16%, 2.17% and 2.51% of total loans as of June 30, 1996, December 31, 1995 and June 30, 1995 respectively. Management considers the reserve levels adequate to cover possible loan losses on the loans outstanding as of each reporting date. It must be emphasized, however, that the determination of the reserve using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for possible loan losses or future charges to earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for possible loan losses and losses on other real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available at the time of such examinations.

     For the periods indicated, the following table summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance arising from charge-offs and recoveries by category, and additions to the allowance that have been charged to expense.

                                                     Six                 Six
                                                   Months      Year    Months
                                                    Ended     Ended     Ended
                                                   Jun 30,   Dec 31,   Jun 30,
($ in thousands)                                     1996      1995      1995
                                                  --------- --------- ---------
Loans outstanding at period end                  $ 219,838 $ 211,522 $ 192,979
                                                  ========= ========= =========
Average loans outstanding during period          $ 215,676 $ 192,035 $ 186,369
                                                  ========= ========= =========
Allowance for possible loan losses at
  beginning of period                            $   4,587 $   5,009 $   5,009
Addition related to acquired bank                      --        187       --

Loans charged off:
  Commercial, financial and agricultural               (45)     (885)     (260)
  Real estate - mortgage                              (104)     (184)      (67)
  Installment loans to individuals                    (155)     (531)     (127)
                                                  --------- --------- ---------
  Total charge-offs                                   (304)   (1,600)     (454)
                                                  --------- --------- ---------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural                63        23         6
  Real estate - mortgage                               118         6         1
  Installment loans to individuals                      59        62        31
  Other                                                 85       --        --
                                                  --------- --------- ---------
  Total recoveries                                     325        91        38
                                                  --------- --------- ---------
Net recoveries (charge-offs)                            21    (1,509)     (416)

Additions to the allowance charged to expense          150       900       260
                                                  --------- --------- ---------
Allowance for possible loan losses at
  end of period                                  $   4,758 $   4,587 $   4,853
                                                  ========= ========= =========
Ratios:
  Annualized net charge-offs (recoveries)
    to average loans during period                   -0.02%     0.79%     0.45%
  Annualized net charge-offs (recoveries)
    to loans at end of period                        -0.02%     0.71%     0.43%
  Allowance for possible loan losses to
    average loans during period                       2.21%     2.39%     2.60%
  Allowance for possible loan losses to
    loans at end of period                            2.16%     2.17%     2.51%
  Annualized net charge-offs (recoveries)
    to allowance for possible loan losses            -0.88%    32.90%    17.14%
  Annualized net charge-offs (recoveries)
    to provision for possible loan losses           -28.00%   167.67%   320.00%

     Based on the results of the aforementioned loan analysis and grading program and management's evaluation of the allowance for possible loan losses at June 30, 1996, there have been no material changes to the allocation of the allowance for possible loan losses among the various categories of loans since December 31, 1995.

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

CAPITAL RESOURCES

     The Company is required by its own policies and by applicable federal regulations to maintain certain capital levels. The Company's ratio of stated capital to total assets equaled or exceeded 10% as of June 30, 1996 and 1995 and December 31, 1995. In an effort to achieve a measurement of capital adequacy that is sensitive to the individual risk profiles of financial institutions, the various financial institution regulators have minimum capital guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to the financial institution's relative level of those capital components and the level of risk associated with various types of assets of that financial institution. The guidelines call for minimum adjusted capital of 8% of risk-adjusted assets. As of June 30, 1996, the Company's total risk-based capital ratio was approximately 12.6%.

     In addition to the risk-based capital requirements described above, the Company is subject to a leverage capital requirement, which calls for a minimum ratio of leverage capital, as defined in the regulations, to quarterly average total assets of 3-5%. As of June 30, 1996, the Company's leverage capital ratio was approximately 7.9%.

     The Company is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.

     As of June 30, 1996, December 31, 1995 and June 30, 1995, the Company was in compliance with all existing capital requirements, as summarized in the following table:

                                                   Jun 30,   Dec 31,   Jun 30,
($ in thousands)                                     1996      1995      1995
                                                  --------- --------- ---------
Tier I capital:
    Total stated shareholders' equity            $  31,254 $  30,277 $  30,564
    Less:  Intangible assets                         6,119     6,306     5,994
           Unrealized holding gain (loss)
             on securities available for
             sale, net of income taxes                (173)      235       103
                                                  --------- --------- ---------
Total Tier I leverage capital                       25,308    23,736    24,467
                                                  --------- --------- ---------
Tier II capital:
    Allowable allowance for loan losses              2,838     2,661     2,506
                                                  --------- --------- ---------
Tier II capital additions                            2,838     2,661     2,506
                                                  --------- --------- ---------
Total capital                                    $  28,146 $  26,397 $  26,973
                                                  ========= ========= =========

Risk-adjusted assets                             $ 227,059 $ 219,439 $ 200,469
Tier I risk-adjusted assets (includes Tier I
  capital adjustments)                             221,113   212,898   194,372
Tier II risk-adjusted assets (includes Tiers I
  and II capital adjustments)                      223,951   215,559   196,878
Quarterly average total assets                     325,912   309,996   291,981
Adjusted quarterly average total assets
  (includes Tier I capital adjustments)            319,966   303,455   285,884

Risk-based capital ratios:
    Tier I capital                                   11.45%    11.15%    12.59%
    Minimum required Tier I capital                   4.00%     4.00%     4.00%
    Total risk-based capital                         12.57%    12.25%    13.70%
    Minimum required total risk-based capital         8.00%     8.00%     8.00%
Leverage capital ratios:
    Tier I leverage capital ratio                     7.91%     7.82%     8.56%
    Minimum required Tier I leverage capital       3-5.00%   3-5.00%   3-5.00%

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

Part II.  Other Information

Item 4 - Submission of Matters to a Vote of Shareholders

     The following proposals were considered and acted upon at the annual meeting of shareholders of the Company held on April 25, 1996:

          Proposal 1
          A proposal to elect the following thirteen (13) nominees to the Board of Directors to serve until the 1997 Annual Meeting of Shareholders, or until their successors are elected and qualified:

                                                    Voted   Withheld
                                                     For    Authority

          Jack D. Briggs                          1,256,239     5,802
          David L. Burns                          1,257,419     4,622
          Jesse S. Capel                          1,257,419     4,622
          James H. Garner                         1,257,419     4,622
          Jack L. Harper                          1,257,419     4,622
          George R. Perkins, Jr.                  1,257,419     4,622
          G. T. Rabe, Jr.                         1,257,419     4,622
          John J. Russell                         1,257,419     4,622
          Frederick H. Taylor                     1,257,419     4,622
          Edward T. Taws                          1,257,419     4,622
          John C. Wallace                         1,257,419     4,622
          A. Jordan Washburn                      1,257,419     4,622
          John C. Willis                          1,257,419     4,622

          Proposal 2
          A proposal to ratify the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the current fiscal year.

               For  1,259,765  Against      1,411  Abstain        865

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

     .l Purchase and Assumption Agreement between First Bank and Cabarrus Bank of North Carolina was filed as Exhibit 10(l) to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996, and is incorporated herein by reference.

   27     Financial Data Schedules pursuant to Article 9 of Regulation S-X.

b         There were no reports filed on Form 8-K during the quarter ended
          June 30, 1996.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                FIRST BANCORP

          August 12, 1996               BY:    James H. Garner
          -------------------           -----------------------------
                                               James H. Garner
                                                  President
                                        (Principal Executive Officer),
                                            Treasurer and Director

          August 12, 1996               BY:    Anna G. Hollers
          -------------------           -----------------------------
                                               Anna G. Hollers
                                           Executive Vice President
                                                and Secretary

          August 12, 1996               BY:    Kirby A. Tyndall
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

     .h   First Bancorp Senior Management Supplemental Executive
          Retirement Plan                                                  *

     .i   First Bancorp Senior Management Split-Dollar Life Insurance
          Agreements between the Company and the Executive Officers        *

     .j   Software License and Equipment Purchase and Software
          Maintenance Agreements between First Bancorp and
          Systematics, Inc.                                                *

     .k   First Bancorp 1994 Stock Option Plan                             *

     .l   Purchase and Assumption Agreement between First Bank and
          Cabarrus Bank of North Carolina                                  *

   27     Financial Data Schedules pursuant to Article 9 of
          Regulation S-X                                                  21



          *  Incorporated herein by reference.