Form 10QSB
period 1996-09-30
FIRST BANCORP /NC/
filed 1996-11-12
CIK 811589

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

                        For the quarterly period ended
                               September 30, 1996
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

                        [ X ]   YES         [   ]   NO

     As of September 30, 1996, 3,014,170 shares of the registrant's Common Stock, $5 par value, were outstanding. The registrant had no other classes of securities outstanding.

     Transitional Small Business Format     [   ]   YES         [ X ]   NO



===============================================================================
EXHIBIT INDEX BEGINS ON PAGE 19

                                     INDEX
                        FIRST BANCORP AND SUBSIDIARIES


                                                                          Page

Part I.  Financial Information

Item 1 - Financial Statements
  CONSOLIDATED BALANCE SHEETS -
  September 30, 1996 and 1995
  (With Comparative Amounts at December 31, 1995)                            3

  STATEMENTS OF CONSOLIDATED INCOME -
  For the Periods Ended September 30, 1996 and 1995                          4

  STATEMENTS OF CONSOLIDATED CASH FLOWS -
  For the Periods Ended September 30, 1996 and 1995                          5

  STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY -
  For the Period Ended September 30, 1996
  and for the Year Ended December 31, 1995                                   6

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 7

Item 2 - Management's Discussion and Analysis of Consolidated
           Results of Operations and Financial Condition                     8


Part II.  Other Information

Item 6 - Exhibits and Reports on Form 8-K                                   16

Signatures                                                                  18

Exhibit Cross Reference Index                                               19

Part I.  Financial Information
Item 1 - Financial Statements
Consolidated Balance Sheets

                        FIRST BANCORP AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                   Sep 30,   Dec 31,   Sep 30,
($ in thousands)                                     1996      1995      1995
                                                  --------- --------- ---------
ASSETS
Cash & due from banks, noninterest bearing       $  14,134 $  12,190 $  13,177
Federal funds sold                                     --     11,826     6,478
                                                  --------- --------- ---------
  Total cash and cash equivalents                   14,134    24,016    19,655
                                                  --------- --------- ---------

Securities available for sale (approximate
  costs of $56,454, $49,297 and $46,925)            56,303    49,657    47,134
Securities held-to-maturity (approximate
  fair values of $20,807, $20,374 and $21,384)      20,433    19,740    20,638

Presold mortgages in process of settlement             936       826       800

Loans, net of unearned income                      219,732   211,522   197,746
  Less: Allowance for possible loan losses          (4,734)   (4,587)   (4,645)
                                                  --------- --------- ---------
  Net loans                                        214,998   206,935   193,101
                                                  --------- --------- ---------
Premises and equipment, net                          7,687     8,043     7,581
Accrued interest receivable                          2,439     2,372     2,455
Intangible assets                                    5,976     6,306     5,744
Other                                                2,878     3,844     4,071
                                                  --------- --------- ---------
Total assets                                     $ 325,784 $ 321,739 $ 301,179
                                                  ========= ========= =========

LIABILITIES
Deposits:  Demand                                $  43,595 $  41,941 $  38,823
           Savings, NOW and money market           103,924   106,339    97,697
           Time deposits of $100,000 or more        30,732    31,961    28,672
           Other time deposits                     111,144   107,474   101,377
                                                  --------- --------- ---------
           Total deposits                          289,395   287,715   266,569
Accrued interest on deposits                         1,756     1,889     1,683
Other                                                2,429     1,858     1,736
                                                  --------- --------- ---------
Total liabilities                                  293,580   291,462   269,988
                                                  --------- --------- ---------
SHAREHOLDERS' EQUITY
Common stock, $5 par value per share
  Authorized:  12,500,000 shares
  Issued and outstanding:  3,014,170,
    3,014,170 and 3,008,370 shares                  15,071    15,071    15,042
Capital surplus                                      3,819     3,819     3,787
Retained earnings                                   13,414    11,152    12,225
Unrealized gain (loss) on securities
  available for sale, net of income taxes             (100)      235       137
                                                  --------- --------- ---------
Total shareholders' equity                          32,204    30,277    31,191
                                                  --------- --------- ---------
Total liabilities and shareholders' equity       $ 325,784 $ 321,739 $ 301,179
                                                  ========= ========= =========

See Notes to Consolidated Financial Statements.

Statements Of Consolidated Income

                        FIRST BANCORP AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME

                                        Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
($ in thousands except per share data)     1996      1995      1996      1995
                                        --------- --------- --------- ---------
INTEREST INCOME
Interest and fees on loans             $   5,278 $   4,835 $  15,658 $  13,963
Interest on investment securities:
  Taxable interest income                    865       701     2,216     2,084
  Exempt from income taxes                   283       272       825       810
Other, principally federal funds sold        108        91       434       293
                                        --------- --------- --------- ---------
  Total interest income                    6,534     5,899    19,133    17,150
                                        --------- --------- --------- ---------
INTEREST EXPENSE
Time deposits of $100,000 or more            456       420     1,321     1,190
Other time and savings deposits            2,016     1,905     6,065     5,296
                                        --------- --------- --------- ---------
  Total interest expense                   2,472     2,325     7,386     6,486
                                        --------- --------- --------- ---------
NET INTEREST INCOME                        4,062     3,574    11,747    10,664
Provision for possible loan losses            75       100       225       360
                                        --------- --------- --------- ---------
NET INTEREST INCOME AFTER PROVISION
  FOR POSSIBLE LOAN LOSSES                 3,987     3,474    11,522    10,304
                                        --------- --------- --------- ---------
OTHER INCOME
Service charges on deposit accounts          654       526     1,910     1,596
Commissions from insurance sales              85        88       280       283
Other charges, commissions and fees          206       192       656       615
Data processing fees                          64        37       180        86
Securities gains                               6       --          6       --
Net gain from sale of branches               211       --        211       --
                                        --------- --------- --------- ---------
  Total other income                       1,226       843     3,243     2,580
                                        --------- --------- --------- ---------
OTHER EXPENSES
Salaries                                   1,370     1,317     4,047     3,767
Employee benefits                            326       312       974       904
                                        --------- --------- --------- ---------
  Total personnel expense                  1,696     1,629     5,021     4,671
Net occupancy expense                        218       220       692       638
Equipment related expenses                   214       207       630       613
Other                                      1,251       978     3,478     3,459
                                        --------- --------- --------- ---------
  Total other expenses                     3,379     3,034     9,821     9,381
                                        --------- --------- --------- ---------
INCOME BEFORE INCOME TAXES                 1,834     1,283     4,944     3,503
Income taxes                                 626       420     1,688     1,120
                                        --------- --------- --------- ---------
NET INCOME                             $   1,208 $     863 $   3,256 $   2,383
                                        ========= ========= ========= =========
PER SHARE AMOUNTS
Net income                             $    0.40 $    0.29 $    1.08 $    0.79
Cash dividends declared                     0.11      0.09      0.33      0.26

See Notes to Consolidated Financial Statements.

Statements Of Consolidated Cash Flows

                        FIRST BANCORP AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                             Nine Months Ended
                                                                September 30,
($ in thousands)                                               1996      1995
                                                            --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $   3,256 $   2,383
  Adjustments to reconcile net income to
  net cash provided by operations:
    Provision for loan losses                                    225       360
    Net security premium amortization/discount accretion         (12)      (28)
    Loan fees and costs deferred net of amortization               1       (57)
    Depreciation of premises and equipment                       552       542
    Amortization of intangible assets                            425       374
    Realized and unrealized other real estate losses              49        75
    Provision for deferred income taxes                          272      (459)
    Gain on sale of investment securities                         (6)      --
    Net gain from sale of branches                              (211)      --
  Changes in operating assets and liabilities:
    Increase in accrued interest receivable                      (67)     (220)
    Decrease (increase) in intangible assets                     (96)      161
    Decrease in other assets                                   1,067     2,089
    Increase (decrease) in accrued interest payable             (133)      539
    Increase in other liabilities                                510       472
                                                            --------- ---------
  Net cash provided by operating activities                    5,832     6,231
                                                            --------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                  (37,011)  (18,926)
  Purchase of securities held-to-maturity                     (2,375)   (1,283)
  Proceeds from sale of securities available for sale          1,146       --
  Proceeds from maturities/issuer calls of securities
    available for sale                                        28,673    19,323
  Proceeds from maturities/issuer calls of securities
    held-to-maturity                                           1,740     1,542
  Net increase in loans                                      (10,028)  (12,867)
  Net purchases of premises and equipment                       (426)     (985)
  Net cash paid in sale of deposits                           (1,722)      --
                                                            --------- ---------
  Net cash used in investing activities                      (20,003)  (13,196)
                                                            --------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                     5,224     8,139
  Cash dividends paid                                           (935)     (767)
                                                            --------- ---------
  Net cash provided by financing activities                    4,289     7,372
                                                            --------- ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (9,882)      407
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                24,016    19,248
                                                            --------- ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  14,134 $  19,655
                                                            ========= =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                 $   7,519 $   5,947
  Income taxes                                                 1,338       964
Non-cash transactions:
  Foreclosed loans transferred to other real estate              359       203
  Loans to facilitate the sale of other real estate               93     1,199
  Increase (decrease) in market value of securities
    available for sale                                          (506)    1,308

See Notes to Consolidated Financial Statements.

Statements Of Changes In Consolidated Shareholders' Equity

                        FIRST BANCORP AND SUBSIDIARIES
          STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY

                        Common Stock                                    Share-
                    -------------------  Capital   Retained            holders'
(in thousands)        Shares    Amount   Surplus   Earnings   Other     Equity
                    --------- --------- --------- --------- --------- ---------
BALANCES,
  January 1, 1995      1,504 $   7,521 $  11,308 $  10,624 $    (663)$  28,790

Common stock issued
  from two-for-one
  stock split          1,504     7,521    (7,521)                          --
                    --------- --------- --------- --------- --------- ---------
BALANCES,
  January 1, 1995,
  as restated          3,008    15,042     3,787    10,624      (663)   28,790

Net income                                           1,582               1,582
Cash dividends
  declared                                          (1,054)             (1,054)
Common stock issued
  under stock option
  plans                    6        29        32                            61
Net adjustment
  for securities
  available for sale                                             898       898
                    --------- --------- --------- --------- --------- ---------
BALANCES,
  December 31, 1995    3,014    15,071     3,819    11,152       235    30,277

Net income                                           3,256               3,256
Cash dividends
  declared                                            (994)               (994)
Net adjustment
  for securities
  available for sale                                            (335)     (335)
                    --------- --------- --------- --------- --------- ---------
BALANCES,
  September 30, 1996   3,014 $  15,071 $   3,819 $  13,414 $    (100)$  32,204
                    ========= ========= ========= ========= ========= =========

See Notes to Consolidated Financial Statements.

                        FIRST BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Periods Ended September 30, 1996 and 1995

NOTE 1
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 1996 and 1995 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 1996 and 1995 and changes in consolidated shareholders' equity for the period ended September 30, 1996. Reference is made to the notes to consolidated financial statements for the year ended December 31, 1995 filed with the Annual Report on Form 10-KSB for a discussion of accounting policies and other relevant information with respect to the financial statements.

NOTE 2
The results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. Earnings per share were computed by dividing net income by the weighted average common shares outstanding. Per share data and average common shares outstanding have been restated for the 2-for-1 stock split paid September 13, 1996. Common stock equivalents resulting from the Company's stock option plan were not considered in the earnings per share computation due to immateriality.

NOTE 3
Certain amounts reported in the period ended September 30, 1995 have been reclassified to conform with the presentation for September 30, 1996. These reclassifications had no effect on net income or shareholders' equity for the periods presented.

NOTE 4
Based on management's evaluation of the loan portfolio, current economic conditions and other risk factors, the Company's allowance for possible loan losses was $4,734,000 as of September 30, 1996 compared to $4,587,000 and $4,645,000 as of December 31, 1995 and September 30, 1995, respectively. These reserve levels represented 2.15%, 2.17% and 2.35% of total loans as of September 30, 1996, December 31, 1995 and September 30, 1995, respectively. Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and foreclosed, repossessed and idled properties. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                   Sep 30,   Dec 31,   Sep 30,
($ in thousands)                                     1996      1995      1995
                                                  --------- --------- ---------
Nonperforming loans:
  Nonaccrual loans                               $   1,322 $     772 $   1,711
  Restructured loans                                   730       668       678
                                                  --------- --------- ---------
Total nonperforming loans                            2,052     1,440     2,389
Foreclosed, repossessed and idled
  properties (included in other assets)                611     1,393     1,377
                                                  --------- --------- ---------
Total nonperforming assets                       $   2,663 $   2,833 $   3,766
                                                  ========= ========= =========
Nonperforming loans as a percentage of total loans    0.93%     0.68%     1.21%
Allowance for possible loan losses as a percentage
  of nonperforming loans                            230.70%   318.54%   194.43%
Nonperforming assets as a percentage of loans and
  foreclosed, repossessed and idled properties        1.21%     1.33%     1.89%
Nonperforming assets as a percentage of
  total assets                                        0.82%     0.88%     1.25%

Item 2 - Management's Discussion and Analysis of Consolidated
           Results of Operations and Financial Condition

RESULTS OF OPERATIONS

     Net income for the quarter ended September 30, 1996 increased 40% to $1,208,000, or $0.40 per share, compared to $863,000, or $0.29 per share, for the third quarter of 1995. The earnings increase was achieved through the combination of (i) higher net interest income that primarily resulted from increasing loan volume and (ii) higher noninterest income in 1996 primarily caused by growth in deposit fees and nonrecurring gains on the sale of branches of $128,000 after tax, or $0.04 per share. For substantially the same reasons, net income for the nine months ended September 30, 1996 increased 36.6% to $3,256,000, or $1.08 per share, from $2,383,000, or $0.79 cents per share, for the same period in 1995. Earnings per share for 1995 have been restated to reflect the two-for-one stock split paid September 13, 1996 to shareholders of record August 30, 1996.

     Although not significantly impacting net income, the December 1995 acquisition of two branches of First Scotland Bank ("First Scotland") in Laurinburg and Rockingham, North Carolina did increase the components of net income, specifically net interest income and noninterest income and expenses. See "Completed Acquisition" below for a discussion of the terms of the purchase.

     Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets.
Net interest income increased by $488,000, or 13.7%, when comparing the third quarter of 1996 with the third quarter of 1995, primarily because of the growth in loan volume. This growth caused earning assets to increase more rapidly than interest-bearing liabilities. For substantially the same reasons, net interest income for the nine months ended September 30, 1996 increased by $1,083,000, or 10.2%, compared to the same period in 1995. The two branches acquired from First Scotland added approximately $80,000 and $207,000, respectively, in net interest income for the third quarter and year-to-date periods of 1996.

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

     The provision for possible loan losses for the third quarter decreased $25,000, or 25%, to $75,000 from $100,000 for the third quarter of 1995, primarily because of the improvement in the level of nonperforming assets. For the nine months ended September 30, 1996, provisions for possible loan losses decreased by $135,000, or 37.5%. Provisions for possible loan losses are based on management's evaluation of the loan portfolio, as discussed under "Financial Condition" below.

     Noninterest income increased $383,000, or 45.4%, for the third quarter, reflecting nonrecurring net gains of $211,000 from the sale of the loans and deposits of one branch office and from the sale of the building of another branch office that will soon be relocating. Excluding the nonrecurring gains, noninterest income increased $166,000, or 19.7%, primarily because of growth in service charges on deposit accounts. Growth in data processing fees contributed as well. For the nine months ended September 30, 1996, noninterest income increased $663,000, or 25.7%, for substantially the same reasons. Transaction deposit accounts acquired from First Scotland provided increases of $63,000 and $200,000, respectively, in deposit fees for the quarterly and year-to-date periods ended September 30, 1996. The Company sold securities at a small gain in the third quarter of 1996 compared with no sales of securities in the third quarter of 1995.

     Noninterest overhead expenses increased by $345,000, or 11.4%, for the third quarter of 1996. Contributing to the increase were overhead expenses in the amount of approximately $132,000 attributable to the branches acquired from First Scotland. Personnel expenses increased $67,000, or 4.1%, of which $55,000 was attributable to personnel acquired from First Scotland. Other noninterest expenses increased $273,000, or 27.9%, of which $59,000 was attributable to the offices acquired from First Scotland. The Company also incurred expenses in the quarter for product promotion and miscellaneous write-offs that aggregated approximately $145,000. For substantially the same reasons, noninterest expenses increased by $440,000, or 4.7%, for the nine months ended September 30, 1996. Year-to-date personnel expenses increased $350,000, or 7.5%, of which approximately $166,000 was attributable to personnel acquired from First Scotland.

     Income taxes increased $206,000, or 49%, for the third quarter, while the effective tax rates were 34.1% and 32.7% for the quarters ended
September 30, 1996 and 1995, respectively. The increase in the effective tax rate was primarily attributable to larger levels of nondeductible intangible amortization. For substantially the same reasons, income taxes for the nine months ended September 30, 1996 increased $568,000, or 50.7%, resulting in an effective tax rate of 34.1% compared to 32% for the same nine month period of 1995.

FINANCIAL CONDITION

     The Company's total assets were $325.8 million at September 30, 1996, an increase of $24.6 million, or 8.2%, from September 30, 1995.
Interest-earning assets increased by 9% compared to September 30, 1995. Loans, the primary interest-earning asset, increased by 11.1% during this same period. Deposits increased $22.8 million, or 8.6% to support the asset growth. The increases in deposits were primarily in the categories of time deposits. The Company is experiencing a shift in the mix of its deposits to time deposits from savings, NOW and money market accounts. The Company's cost of funds has remained relatively low compared to that of its competitors. The Company does not rely heavily on large deposits of $100,000 or more to fund asset growth and has not traditionally engaged in obtaining deposits through brokers. In December of 1995, the Company acquired two branch offices of First Scotland Bank which added assets, earning assets and deposits of approximately $15.8 million, $14.2 million and $15 million, respectively. Since December 31, 1995, the two newly acquired offices experienced a decrease of approximately $1.4 million in earning assets and deposits. In addition, earning assets of approximately $1.4 million and deposits of approximately $3.5 million were sold to another financial institution in July of 1996. These two decreases limited the Company's annualized growth to 1.7%, 1.7% and 0.8% in earning assets, total assets and deposits, respectively, since December 31, 1995.

NONPERFORMING ASSETS

     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days, restructured loans and foreclosed, repossessed and idled properties. The following table summarizes the Company's nonperforming assets at the dates indicated.

                                                   Sep 30,   Dec 31,   Sep 30,
($ in thousands)                                     1996      1995      1995
                                                  --------- --------- ---------
Nonperforming loans:
  Nonaccrual loans                               $   1,322 $     772 $   1,711
  Restructured loans                                   730       668       678
                                                  --------- --------- ---------
Total nonperforming loans                            2,052     1,440     2,389
Foreclosed, repossessed and idled
  properties (included in other assets)                611     1,393     1,377
                                                  --------- --------- ---------
Total nonperforming assets                       $   2,663 $   2,833 $   3,766
                                                  ========= ========= =========
Nonperforming loans as a percentage of total loans    0.93%     0.68%     1.21%
Allowance for possible loan losses as a percentage
  of nonperforming loans                            230.70%   318.54%   194.43%
Nonperforming assets as a percentage of loans and
  foreclosed, repossessed and idled properties        1.21%     1.33%     1.89%
Nonperforming assets as a percentage of
  total assets                                        0.82%     0.88%     1.25%

     Nonperforming assets were $2,663,000, $2,833,000 and $3,766,000 as of
September 30, 1996, December 31, 1995 and September 30, 1995, respectively. Nonperforming assets as of September 30, 1996 include approximately $488,000 of loans acquired from First Scotland that have been placed on nonaccrual status since December 31, 1995. Management has reviewed the collateral for the nonperforming assets, specifically including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for possible loan losses discussed below.

     A loan is placed on nonaccrual status when, in management's judgment, the collection of interest appears doubtful. Interest on loans that are classified as nonaccrual is recognized when received. The accrual of interest is discontinued on all loans that become 90 days past due with respect to principal or interest. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms. If the nonaccrual loans and restructured loans as of September 30, 1996 and 1995 had been current in accordance with their original terms and had been outstanding throughout the nine month periods (or since origination or acquisition if held for part of the nine month periods), gross interest income in the amounts of approximately $97,000 and $128,000 for nonaccrual loans and $52,000 and $53,000 for restructured loans would have been recorded for the nine months ended September 30, 1996 and 1995, respectively. Interest income on such loans that was actually collected and included in net income in the nine months ended September 30, 1996 and 1995 amounted to approximately $18,000 and $32,000 for nonaccrual loans and $47,000 and $59,000 for restructured loans
loans respectively.   There have been no material increases in the levels of
impaired loans since December 31, 1995.

     Nonperforming loans are defined as nonaccrual loans, loans past due 90 or more days and restructured loans. As of September 30, 1996, December 31, 1995 and September 30, 1995, nonperforming loans were approximately 0.93%, 0.68% and 1.21%, respectively, of the total loans outstanding at such dates. Nonaccrual loans decreased $389,000, or 23%, to approximately $1,322,000 compared to September 30, 1995 and increased approximately $550,000, or 71.2%, since year-end. Excluding the $488,000 in loans acquired from First Scotland that were placed on nonaccrual status in 1996, nonaccrual loans increased approximately $62,000, or 8%, since year-end. As of September 30, 1996, the borrower with the largest nonaccrual loan owed a balance of $456,000 while the average nonaccrual loan balance was approximately $34,000.

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

     As of September 30, 1996, the Company owned foreclosed and repossessed assets totaling approximately $611,000, which consisted principally of several parcels of foreclosed real estate. Two parcels with carrying values of approximately $169,000 and $129,000 accounted for 49% of the total. The remaining seven parcels have an aggregate carrying value of approximately $290,000. The Company's management has reviewed recent appraisals of these properties and has concluded that their fair values, less estimated costs to sell, exceed their respective carrying values at September 30, 1996.

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

     Based on management's evaluation of the loan portfolio and economic conditions, a provision for possible loan losses of $75,000 was added to the allowance for possible loan losses during the third quarter of 1996, which brought the year-to-date provision to $225,000. The quarterly provision for loan losses made during 1996 was less than that made during the corresponding period of 1995 because nonperforming loans decreased to approximately $2,052,000. The year-to-date provision for possible loan losses decreased $135,000, or 37.5%, for substantially the same reasons. At September 30, 1996, the allowance stood at $4,734,000, compared to $4,587,000 at December 31, 1995 and $4,645,000 at September 30, 1995. At September 30, 1996, the allowance for possible loan losses was approximately 231% of total nonperforming loans, compared to corresponding percentages of 319% at December 31, 1995 and 194% at September 30, 1995.

     The allowance for possible loan losses was 2.15%, 2.17% and 2.35% of total loans as of September 30, 1996, December 31, 1995 and September 30, 1995 respectively. Management considers the reserve levels adequate to cover possible loan losses on the loans outstanding as of each reporting date. It must be emphasized, however, that the determination of the reserve using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for possible loan losses or future charges to earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for possible loan losses and losses on other real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available at the time of such examinations.

     For the periods indicated, the following table summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance arising from charge-offs and recoveries by category, and additions to the allowance that have been charged to expense.

                                                     Nine                Nine
                                                   Months      Year    Months
                                                    Ended     Ended     Ended
                                                   Sep 30,   Dec 31,   Sep 30,
($ in thousands)                                     1996      1995      1995
                                                  --------- --------- ---------
Loans outstanding at period end                  $ 219,732 $ 211,522 $ 197,746
                                                  ========= ========= =========
Average loans outstanding during period          $ 216,512 $ 192,035 $ 188,920
                                                  ========= ========= =========
Allowance for possible loan losses at
  beginning of period                            $   4,587 $   5,009 $   5,009
Addition related to acquired bank                      --        187       --

Loans charged off:
  Commercial, financial and agricultural               (71)     (885)     (378)
  Real estate - mortgage                              (156)     (184)     (104)
  Installment loans to individuals                    (204)     (531)     (300)
                                                  --------- --------- ---------
  Total charge-offs                                   (431)   (1,600)     (782)
                                                  --------- --------- ---------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural                75        23         7
  Real estate - mortgage                               125         6         4
  Installment loans to individuals                      90        62        47
  Other                                                 63       --        --
                                                  --------- --------- ---------
  Total recoveries                                     353        91        58
                                                  --------- --------- ---------
Net charge-offs                                        (78)   (1,509)     (724)

Additions to the allowance charged to expense          225       900       360
                                                  --------- --------- ---------
Allowance for possible loan losses at
  end of period                                  $   4,734 $   4,587 $   4,645
                                                  ========= ========= =========
Ratios:
  Annualized net charge-offs
    to average loans during period                    0.05%     0.79%     0.51%
  Annualized net charge-offs
    to loans at end of period                         0.05%     0.71%     0.49%
  Allowance for possible loan losses to
    average loans during period                       2.19%     2.39%     2.46%
  Allowance for possible loan losses to
    loans at end of period                            2.15%     2.17%     2.35%
  Annualized net charge-offs
    to allowance for possible loan losses             2.20%    32.90%    20.78%
  Annualized net charge-offs
    to provision for possible loan losses            46.22%   167.67%   268.15%

     Based on the results of the aforementioned loan analysis and grading program and management's evaluation of the allowance for possible loan losses at September 30, 1996, there have been no material changes to the allocation of the allowance for possible loan losses among the various categories of loans since December 31, 1995.

LIQUIDITY

     The Company's liquidity is determined by its ability to convert assets to cash or acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. The Company's primary liquidity sources are cash and due from banks, federal funds sold and other short-term investments. In addition, the Company (through its bank subsidiary) has the ability, on a short-term basis, to purchase federal funds from other financial institutions. The Company has not traditionally had to rely on the purchase of federal funds as a source of liquidity. The Company has increased its loan to deposit ratio to a level more typical of the Bank's North Carolina peer group. The Company's management believes its liquidity sources are at an acceptable level and remain adequate to meet its operating needs.

CAPITAL RESOURCES

     The Company is required by its own policies and by applicable federal regulations to maintain certain capital levels. The Company's ratio of stated capital to total assets equaled or exceeded 10% as of September 30, 1996 and 1995 and December 31, 1995. In an effort to achieve a measurement of capital adequacy that is sensitive to the individual risk profiles of financial institutions, the various financial institution regulators have minimum capital guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to the financial institution's relative level of those capital components and the level of risk associated with various types of assets of that financial institution. The guidelines call for minimum adjusted capital of 8% of risk-adjusted assets. As of September 30, 1996, the Company's total risk-based capital ratio was approximately 13%.

     In addition to the risk-based capital requirements described above, the Company is subject to a leverage capital requirement, which calls for a minimum ratio of leverage capital, as defined in the regulations, to quarterly average total assets of 3-5%. As of September 30, 1996, the Company's leverage capital ratio was approximately 8.2%.

     The Company is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.

     As of September 30, 1996, December 31, 1995 and September 30, 1995, the Company was in compliance with all existing capital requirements, as summarized in the following table:

                                                   Sep 30,   Dec 31,   Sep 30,
($ in thousands)                                     1996      1995      1995
                                                  --------- --------- ---------
Tier I capital:
    Total stated shareholders' equity            $  32,204 $  30,277 $  31,191
    Less:  Intangible assets                         5,976     6,306     5,744
           Unrealized holding gain (loss)
             on securities available for
             sale, net of income taxes                (100)      235       137
                                                  --------- --------- ---------
Total Tier I leverage capital                       26,328    23,736    25,310
                                                  --------- --------- ---------
Tier II capital:
    Allowable allowance for loan losses              2,842     2,661     2,590
                                                  --------- --------- ---------
Tier II capital additions                            2,842     2,661     2,590
                                                  --------- --------- ---------
Total capital                                    $  29,170 $  26,397 $  27,900
                                                  ========= ========= =========

Risk-adjusted assets                             $ 227,330 $ 219,439 $ 207,215
Tier I risk-adjusted assets (includes Tier I
  capital adjustments)                             221,454   212,898   201,334
Tier II risk-adjusted assets (includes Tiers I
  and II capital adjustments)                      224,296   215,559   203,924
Quarterly average total assets                     327,005   309,996   296,136
Adjusted quarterly average total assets
  (includes Tier I capital adjustments)            321,129   303,455   290,255

Risk-based capital ratios:
    Tier I capital                                   11.89%    11.15%    12.57%
    Minimum required Tier I capital                   4.00%     4.00%     4.00%
    Total risk-based capital                         13.01%    12.25%    13.68%
    Minimum required total risk-based capital         8.00%     8.00%     8.00%
Leverage capital ratios:
    Tier I leverage capital ratio                     8.20%     7.82%     8.72%
    Minimum required Tier I leverage capital       3-5.00%   3-5.00%   3-5.00%

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

b There were no reports filed on Form 8-K during the quarter ended September 30, 1996.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                FIRST BANCORP

          November 12, 1996             BY:    James H. Garner
          -------------------           -----------------------------
                                               James H. Garner
                                                  President
                                        (Principal Executive Officer),
                                            Treasurer and Director

          November 12, 1996             BY:    Anna G. Hollers
          -------------------           -----------------------------
                                               Anna G. Hollers
                                           Executive Vice President
                                                and Secretary

          November 12, 1996             BY:    Kirby A. Tyndall
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

     .i   First Bancorp Senior Management Split-Dollar Life Insurance
          Agreements between the Company and the Executive Officers        *

     .j   Software License and Equipment Purchase and Software
          Maintenance Agreements between First Bancorp and
          Systematics, Inc.                                                *

     .k   First Bancorp 1994 Stock Option Plan                             *

     .l   Purchase and Assumption Agreement between First Bank and
          Cabarrus Bank of North Carolina                                  *

   27     Financial Data Schedules pursuant to Article 9 of
          Regulation S-X                                                  20



          *  Incorporated herein by reference.