Form 10KSB
period 1996-12-31
FIRST BANCORP /NC/
filed 1997-03-24
CIK 811589

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

                  For the fiscal year ended DECEMBER 31, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues for its most recent fiscal year were $29.9 million.

     The aggregate market value of the voting stock, Common Stock, $5 par value, held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on January 31, 1997 as reported on the NASDAQ National Market System, was approximately $46,738,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock outstanding on January 31, 1997 was 3,016,370.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

================================================================================

EXHIBIT INDEX BEGINS ON PAGE 59

                             CROSS REFERENCE INDEX

                                                                   Begins on
                                                                    Page(s)
PART I      Business:
  Item 1    General Description                                     4
            Net Interest Income                                     11,22
            Average Balances and Net Interest Income Analysis       11,22
            Volume and Rate Variance Analysis                       11,22
            Rate Sensitivity Analysis                               12,23
            Provision for Possible Loan Losses                      13,27
            Other Income                                            13,23
            Other Expense                                           13,23
            Income Taxes                                            14,23
            Distribution of Assets and Liabilities                  14,24
            Investment Portfolio Composition and Maturities         14,24,25
            Loan Portfolio Composition and Credit Risks             15,26
            Loan Maturities and Sensitivity to Changes in
              Interest Rates                                        15,26
            Nonperforming Assets                                    15,26
            Summary of Loan Loss and Recovery Experience            17,27
            Allocation of the Allowance for Possible Loan Losses    17,27
            Average Deposit Balances and Maturities                 18,27,28
            Return on Assets and Equity                             18,21,28,29
            Liquidity                                               18
            Capital Resources, Components and Ratios                18,28
            Inflation                                               19
            Accounting Changes                                      19
  Item 2    Properties                                              9
  Item 3    Legal Proceedings                                       9
  Item 4    Submission of Matters to a Vote of Shareholders         10

PART II
  Item 5    Market for the Registrant's Common Stock and Related
              Shareholder Matters                                   10
  Item 6    Management's Discussion and Analysis of Results of
              Operations and Financial Condition                    10
  Item 7    Financial Statements and Supplementary Data:
            Consolidated Balance Sheets
              as of December 31, 1996 and 1995                      30
            Statements Of Consolidated Income
              for each of the years in the three-year period
              ended December 31, 1996                               31
            Statements Of Consolidated Cash Flows
              for each of the years in the three-year period
              ended December 31, 1996                               32
            Statements Of Changes In
              Consolidated Shareholders' Equity
              for each of the years in the three-year period
              ended December 31, 1996                               33
            Notes To Consolidated Financial Statements
              for each of the years in the three-year period
              ended December 31, 1996                               34
            Report Of Independent Auditors                          52
            Management's Responsibility For Financial Reporting     53
            Selected Consolidated Financial Data                    21
            Quarterly Financial Summary                             29

                                                                    Begins on
                                                                     Page(s)
  Item 8    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures                  54

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

* Information called for by Part III (Items 9 through 12) is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

     The Bank was organized in 1934 and began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated. With its 1995 acquisition of the Laurinburg and Rockingham offices of First Scotland Bank ("First Scotland") and its 1994 acquisition of Central State Bank ("Central State"), High Point, North Carolina, the Bank operates in a ten county area centered in Troy, North Carolina. Troy, population 3,400, is located in the center of Montgomery County, approximately 60 miles east of Charlotte and 50 miles south of Greensboro. The Bank conducts business from 31 branches located within a 60-mile radius of Troy, covering a geographical area from Laurinburg to the southeast, to High Point to the north and to Kannapolis to the west. Ranked by assets, the Bank was the 18th largest bank in North Carolina as of December 31, 1996, according to the North Carolina Bankers Association. The Bank provides a full range of banking services, including the accepting of demand and time deposits, the making of secured and unsecured loans to individuals and businesses, trust services (offered through a contractual arrangement with another financial institution), discount brokerage services and self-directed IRA's (both offered through a contractual arrangement with a brokerage firm). In 1996, as in recent prior years, the Bank accounted for substantially all of the Company's consolidated net income.

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

     Montgomery Data provides electronic data processing services to financial institutions. The Bank is currently Montgomery Data's largest customer, accounting for 82% of its data processing revenues in the most recent fiscal year. Ownership and operation of Montgomery Data allows the Company to do all of its electronic data processing without paying fees for such services to an independent provider. Maintaining its own data processing system also allows the Company to adapt the system to its individual needs and to the services and products it offers. Although not a significant source of income, Montgomery Data does provide the Company with additional revenues through fees it charges to its other data processing customer.

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

Territory Served and Competition

     The Company serves primarily the south central area of the Piedmont region of North Carolina, with offices in Cabarrus, Chatham, Davidson, Guilford, Montgomery, Moore, Randolph, Richmond, Scotland and Stanly counties. The Company's headquarters are located in Troy, Montgomery County. The Company's 31 branches and facilities are all located within a 60-mile radius of Troy. Most of these offices are located in small communities whose economies are based primarily on manufacturing and light industry. Although the Company's market is predominantly small communities and rural areas, the area is not dependent on agriculture. Textiles, furniture, mobile homes, electronics, plastic and metal fabrication, forest products, food products and cigarettes are among the leading manufacturing industries in the trade area. Leading producers of socks, hosiery and area rugs are located in Montgomery County. The Pinehurst-Southern Pines area is a widely known golf resort and retirement area. The High Point area is widely known for its furniture market. Additionally, many of the communities served by the Company are "bedroom" communities serving Charlotte and Greensboro in addition to smaller cities such as Albemarle, Asheboro, Concord, High Point, Kannapolis, Lexington, Pinehurst and Sanford.

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

Investment Policy and Procedures

     The Bank has adopted an investment policy designed to optimize the Bank's income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk objectives. Pursuant to this policy, the Bank may invest in federal, state and municipal obligations, public housing authority bonds, industrial development revenue bonds, Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA") and Student Loan Marketing Association ("SLMA") securities. The Bank's investments must satisfy certain investment quality criteria. The investments must be rated at least BAA by Moody's or BBB by Standard and Poor's. Securities rated below A are periodically reviewed for creditworthiness. The Bank may purchase non-rated municipal bonds only if such bonds are in the Bank's general market area and determined by the Bank to have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if they are judged to possess a high degree of credit soundness to assure reasonably prompt sale at a fair value.

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

Employees

     As of December 31, 1996, the Company had 213 full-time and 29 part-time employees. The Company considers its employee relations to be good.

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

     The Bank is a member of the Federal Deposit Insurance Corporation (the "FDIC"), which currently insures the deposits of member banks. For this protection, each bank pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC. The FDIC also is authorized to approve conversions, mergers, consolidations and assumptions of deposit liability transaction between insured banks and uninsured banks or institutions, and to prevent capital or surplus diminution in such transactions where the resulting, continuing, or assumed bank is an insured nonmember bank. In addition, the FDIC monitors the Bank's compliance with several banking statutes, such as the Depository Institution Management Interlocks Act and the Community Reinvestment Act of 1977. The FDIC also conducts periodic examination of the Bank to assess its compliance with banking laws and regulations, and it has the power to implement changes in or restrictions on a bank's operations if it finds that a violation is occurring or is threatened.

     Neither the Company nor the Bank can predict what other legislation might be enacted or what other regulations might be adopted, or if enacted or adopted, the effect thereof on the Bank's operations.

Item 2.  Properties

     The main offices of First Bancorp, First Bank and First Bancorp Financial are located in a three-story building in the central business district of Troy, North Carolina. The building houses administrative, training and bank teller facilities. The Bank's Operations Division, including customer accounting functions, offices and operations of Montgomery Data Services, and offices for loan operations, are housed in a one-story steel frame building approximately one-half mile west of the main office. The Company operates 31 branches and facilities, including the main office, in the trade area as follows: Troy - main office and two additional full service branches and two teller-window facilities; High Point and Albemarle - two full service branches in each; Pinehurst - one full service branch and one teller-window facility; Aberdeen, Asheboro, Archdale, Biscoe, Bennett, Candor, Denton, Kannapolis, Laurel Hill, Laurinburg, Locust, Pinebluff, Richfield, Robbins, Rockingham, Seagrove, Seven Lakes, Southern Pines, Vass and Wagram - one full service branch in each. The Company owns all its premises except two branch offices for which the land and buildings are leased and two branch offices for which the land is leased but the buildings are owned. The Company plans to open offices in Sanford and Lillington, both of which will be leased. There are no other options to purchase or lease additional properties. The Company considers its facilities adequate to meet current needs and idle or vacant properties are insignificant.

Item 3.  Legal Proceedings

     Various legal proceedings may arise in the ordinary course of business and may be pending or threatened against the Company and/or its subsidiaries.

     The Company is not involved in any pending legal proceedings which, in management's opinion, could have a material effect on the consolidated financial position of the Company.

Item 4.  Submission of Matters to a Vote of Shareholders

     No matters were submitted for vote to the shareholders during the fourth quarter.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
           Matters

     The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol FBNC. Tables 1 and 20, included in "Management's Discussion and Analysis" below, set forth the high and low market prices of the Company's common stock as traded by the brokerage firms that maintain a market in the Company's common stock and the dividends declared for the periods indicated. As of December 31, 1996, there were 669 shareholders of record.

Item 6.  Management's Discussion and Analysis of Results of Operations and
           Financial Condition

     Management's discussion and analysis is intended to assist readers in understanding the Company's results of operations and changes in financial position for the past three years. This review should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 34 of this report and the supplemental financial data contained in Tables 1 through 20 included with this discussion and analysis. All per share amounts for 1995 and 1994 contained in this discussion have been restated to reflect the two-for-one stock split paid on September 13, 1996 to shareholders of record August 30, 1996.

     Near the end of 1995, First Bank completed its cash acquisition of the Laurinburg and Rockingham branch offices of First Scotland Bank. Assets acquired were approximately $15.8 million including earning assets of approximately $14.2 million, of which approximately $8.9 million were loans. Deposit liabilities assumed were approximately $15 million. During 1994, the Company completed its cash acquisition of Central State Bank in High Point, North Carolina. Central State had approximately $35 million in assets with earning assets of approximately $32 million, including approximately $27 million in loans. Central State also had approximately $32 million in deposits. For additional information on these acquisitions, please see "Analysis of Results of Operations" and "Analysis of Financial Condition" below and Note 2 to the Consolidated Financial Statements.

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

1996 Compared To 1995

     First Bancorp reported record earnings for the year ended December 31, 1996. Net income for 1996 was $4,347,000, or $1.44 per share compared to $1,582,000, or $0.53 per share for 1995. Excluding the after tax effects of nonrecurring net gains in the third quarter of 1996 of $128,000, or $0.04 per share, and nonrecurring losses in the fourth quarter of 1995 of $1,638,000, or $0.54 per share, recurring net income for 1996 grew 31% to $4,219,000, or $1.40 per share, from $3,220,000, or $1.07 per share, for 1995.

     Excluding the effects of the nonrecurring events, First Bancorp reported strong growth in its core business during 1996. Net interest income increased 10.2% while noninterest income increased 11.1% for the year ended December 31, 1996. Also for 1996, the provision for possible loan losses decreased 18.8% while noninterest expenses, or overhead, increased only 3.4%.

1995 Compared To 1994

     Excluding the effects of the two nonrecurring events discussed below, the Company experienced strong growth in its core business during 1995. Net interest income increased 12.5% while noninterest income increased 13.4% for the year ended December 31, 1995. Nonrecurring litigation related expenses (including related legal fees) during the year and severance expenses accounted for approximately 85% of the increase in noninterest expenses for 1995.

     Late in the fourth quarter of 1995, First Bancorp made an economic decision to settle certain litigation pending against First Bank. The cost of the litigation was partially covered by First Bank's fidelity bond, but the bond coverage limit was not sufficient to cover the entire cost of the settlement and the Bank incurred and reported significant expenses in connection with resolving the litigation. The settlement resulted in a nonrecurring fourth quarter pretax charge of approximately $1,946,000, or $0.39 per share after tax. Included in the pretax charge are the out of pocket costs to settle claims in the amount of approximately $1,446,000 and additional provisions for loan losses of $500,000 which were recorded due to charge-offs of loans related to the litigating parties. Excluded from the $1,446,000 settlement amount were legal fees and other expenses of approximately $789,000 pretax related to the litigation that were incurred during 1995 and were included in other operating expenses. These amounts also exclude the costs related to the significant time and energy of company personnel required by the discovery process. In late December, First Bank also recognized severance expenses related to two former senior managers in the aggregate pretax amount of $745,000, or $0.15 per share after tax. These one-time charges totaling $2,691,000 before taxes resulted in lower earnings of $1,582,000 for 1995 compared to $2,987,000 for the year ended December 31, 1994. For additional information related to the settlement, please see Note 10 to the Consolidated Financial Statements.

Net Interest Income

     Table 2 analyzes net interest income on a taxable-equivalent basis to adjust for the nontaxable status of income earned on certain investments, such as municipal bonds. The Company's net interest income on a taxable-equivalent basis increased by 10% in 1996 and 12% in 1995. Average earning assets increased by 11% in 1996 and 10% in 1995. The net yield on average earning assets (net interest income divided by average earning assets) was 5.55% in 1996, 5.58% in 1995 and 5.48% in 1994. The interest rate spread decreased by 6 basis points in 1996 and by 3 basis points in 1995.

     Average interest-bearing liabilities increased 10% in both 1996 and 1995 The average rate paid on such liabilities increased 2 basis points in 1996 and 91 basis points in 1995. Total interest expense increased 11% in 1996 primarily because of growth in deposit volumes and 43% in 1995 primarily because of changes in deposit rates.

     Changes in interest income and interest expense can result from variances in both volume and rates. Table 3 analyzes the effect of variance in volume and rate on taxable-equivalent interest income, interest expense and net interest income. The net effect of changes in volumes was an increase in net interest income of $1,801,000 in 1996 and $1,641,000 in 1995 primarily due to an increase in loan originations.

Rate Sensitivity

     An important aspect of achieving satisfactory levels of net interest income is the management of the composition and maturities of rate-sensitive assets and liabilities. Table 4 sets forth the Company's interest sensitivity analysis for December 31, 1996, and describes, at various cumulative maturity intervals, the gap ratios (ratios of rate-sensitive assets to rate-sensitive liabilities) for assets and liabilities that management considers rate sensitive.

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

     During 1996, the increases in interest expense paid on rate-sensitive liabilities was offset by similar increases in interest income received from interest-earning assets. In addition, increased volumes of loans helped to increase the Company's net interest income during the year. Deposit rates changed only slightly during 1996. However, a shift in the deposit mix to time deposits from transactional accounts resulted in a slight increase in funding costs in 1996.

     At December 31, 1996, the Company's rate-sensitive liabilities repricing over the next twelve months exceeded the rate-sensitive earning assets repricing over the next twelve months by approximately $75,523,000 as presented in Table 4. As of December 31, 1996, approximately 50% of the Company's interest-earning assets could be repriced within one year and approximately 92% of interest-earning assets could be repriced within five years. Approximately 91% of interest-bearing liabilities could be repriced within one year and substantially all interest-bearing liabilities could be repriced within five years.

     The Company calculates fair values of financial instruments in accordance with Statement of Financial Accounting Standards Number 107 ("SFAS No. 107"), "Disclosures About Fair Value of Financial Instruments." Fair values of rate sensitive assets and liabilities with variable rates tend to approximate their book values because of the low interest rate risk associated with variable rate financial instruments. Fair values of rate sensitive assets with fixed rates will increase when market rates fall and decrease when market rates rise. Conversely, fair values of rate sensitive liabilities with fixed rates will decrease when market rates fall and increase when market rates rise.

At December 31, 1996, such fair value of loans was approximately $4,410,000 greater than the net book value of such loans, compared to approximately $4,677,000 at December 31, 1995. This change was primarily due to a modest shift in loan mix to variable rate from fixed rate loans. The calculated fair value for deposit liabilities was approximately $448,000 greater than the book value of such deposits at December 31, 1996, compared to a calculated fair value of approximately $475,000 in excess of the net book value at December 31, 1995. This decrease was largely due to a continued shift in deposit growth from demand and savings deposits to time deposits that results in more deposits subject to fair value and carrying value differences.

Provision For Possible Loan Losses

     The provision for possible loan losses charged to earnings is based on management's continuing review and evaluation of its loan portfolio and general economic conditions. The Company made provisions for possible loan losses of $325,000 for 1996 compared to $900,000 for 1995 and $387,000 for 1994. The
1995 increase was primarily attributable to amounts provided for the purpose of replenishing reserves that were depleted because of charge-offs of loans related to the parties involved in the litigation that was settled on December 28, 1995. Management made the determination to record these charge-offs as a result of the related settlement negotiations. For additional information, please see Note 10 to the Consolidated Financial Statements. The allowance, or reserve, for possible loan losses was 2.12% and 2.17% of total loans at December 31, 1996 and 1995, respectively. Approximately $187,000 and $2,487,000 in loan loss reserves were acquired from First Scotland and Central State in 1995 and 1994, respectively. Please see "Summary of Loan Loss Experience" below for a more detailed discussion of the allowance for possible loan losses. The allowance is monitored and analyzed in conjunction with the Bank's loan analysis and grading program, and adjustments are made to maintain an adequate allowance for possible loan losses.

Other Income

     Other income, principally charges for the use of the Company's services, is a significant contributor to net earnings. Other income for 1996 includes $211,000 in nonrecurring net gains from the sale of the loans and deposits of one branch office reduced by a loss from the sale of the building of another branch office that will soon be relocating. Excluding the effects of these nonrecurring events, other income increased by 11% in 1996 and 13% in 1995. During 1996 and 1995, the Company has been able to increase other income by increasing the prices of its services to partially offset increases in recurring other expenses. Table 5 sets forth the principal components of other income.

Other Expenses

     Other expenses, or overhead, were $13,113,000 in 1996 compared to $14,868,000 in 1995 and $11,380,000 in 1994. The 1995 increase was primarily attributable to two nonrecurring events in the fourth quarter that resulted in charges of approximately $745,000 in severance related personnel expenses and approximately $1,446,000 in expenses related to the settlement of litigation. For additional information, please see Note 10 to Consolidated Financial Statements. Excluding the effects of these nonrecurring events in 1995, other expenses increased by 3% in 1996 and 11% in 1995. Most of the remaining 1995 increase in total operating expenses was attributable to the absorption of Central State Bank acquired in August of 1994. Partially offsetting the 1995 increases were recoveries of legal and other expenses of approximately $304,000 from the sale of other real estate and a $275,000 decrease in FDIC insurance premiums. Table 6 sets forth the principal components of other expenses.
Also please see Note 14 to the Consolidated Financial Statements.

Income Taxes

     The provision for income taxes was $2,213,000 in 1996 compared to $580,000 in 1995 and $1,155,000 in 1994. The 1995 decrease was due to lower taxable income primarily attributable to the two nonrecurring expenses in the aggregate pretax amount of approximately $2,691,000. The Company's effective tax rates were 34% in 1996, 27% in 1995 and 28% in 1994. The increase in the effective tax rates in 1996 was due to an increase in state income taxes. Table 7 presents income tax expenses and the related effective tax rates.

ANALYSIS OF FINANCIAL CONDITION

     The following discussion focuses on the factors considered by management to be important in assessing the Company's financial condition. The Company's assets and deposits have continued to grow, reflecting growth in existing markets and expansion into new geographic areas. Total assets were $335 million at December 31, 1996, an increase of 4.3% in 1996 compared to an 11.1% increase in 1995. Interest-earning assets were $304 million, an increase of 4% in 1996 compared to 12.8% in 1995. Loans, the primary interest-earning asset, grew 5.4% to $223 million in 1996 compared to 13.9% growth in 1995. Total assets, interest-earning assets and loans acquired in the December 1995 purchase of two branch offices from First Scotland Bank were $16 million, $14 million and $9 million, respectively. Funding the 1996 asset growth was a $10.1 million, or 3.5%, increase in deposits. Funding the 1995 asset growth was a $29.3 million, or 11.3%, increase in deposits, approximately $15 million of which was acquired from First Scotland. The Company's assets and deposits have experienced slightly less than 8% compound growth rates over the last five years.

Distribution Of Assets And Liabilities

     Table 8 sets forth the percentage relationships of significant components of the Company's balance sheets at December 31, 1996, 1995 and 1994. As a percentage of total assets at December 31, 1995, the decrease in capital was primarily attributable to the nonrecurring litigation and severance expenses in the fourth quarter of 1995 that reduced earnings.

Investment Portfolio

     The composition of the Company's investment portfolio as of December 31, 1996, 1995 and 1994 is presented in Table 9. In 1994, the Company classified its investment securities as available for sale or held to maturity as required by its adoption of Statement of Financial Accounting Standards Number 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities." Also please see Notes to Consolidated Financial Statements for discussions of the changes implemented in accounting for investment securities.

     Table 10 shows maturities of investment securities held by the Company at December 31, 1996 and 1995, and the weighted average yields and effective yields for the scheduled maturity of each security. As of December 31, 1996, costs of securities available for sale were $53,721,000 compared to fair values of $53,942,000. In accordance with SFAS No. 115, securities available for sale are adjusted to their fair values with the unrealized gain or loss, net of taxes, reflected as a component of shareholders' equity. As of December 31, 1996, the book values of securities held to maturity were $22,323,000 compared to their fair values of $22,717,000. As of December 31, 1995, the fair values of securities held to maturity were $20,374,000 compared to book values of $19,740,000. As of December 31, 1996 and 1995 the average maturity of the aggregate available for sale and held to maturity portfolios was 3.8 years and
2.2 years, respectively, and the weighted average taxable-equivalent book yields on such aggregate portfolios were 7.13% and 6.52% as of December 31, 1996 and 1995, respectively.

     As of December 31, 1996 and 1995, the Company held no investment securities of any one issuer, other than U. S. Treasury and U. S. Government agencies, in which aggregate book values and approximate market values exceeded 10% of shareholders' equity.

Loan Portfolio and Credit Risks

     The Company strives to maintain its loan portfolio in accordance with what management believes are conservative loan underwriting policies that result in loans specifically tailored to the needs of the Company's market areas. Every effort is made to identify and minimize the credit risks associated with such lending strategies. The Company has no foreign loans, few agricultural loans and does not engage in significant lease financing or highly leveraged transactions. Commercial loans are diversified among a variety of industries. The majority of loans captioned in the tables discussed below as "real estate" loans are primarily various personal and commercial loans where real estate provides additional security for the loan. Collateral for virtually all of these loans is located within the Company's principal market area. The composition of the Company's loan portfolio is presented in Table 11 for the periods indicated. The 1995 increase resulted primarily from increased loan demand, although the $8.9 million in loans acquired from First Scotland contributed to the growth. The 1994 increase in loans was largely attributable to the acquisition of Central State. Loan demand varies with changes in interest rates in the market.

     Off-balance sheet lending commitments as of December 31, 1996 consisted of unfunded loan commitments of $40.2 million (including unfunded commitments of $8.3 million on revolving credit plans) and $0.6 million of standby letters of credit.

Maturities And Sensitivities Of Loans To Changes In Interest Rates

     Table 12 sets forth the maturity distribution of the Company's loans as of December 31, 1996. The percentages of variable rate loans and fixed rate loans to total performing loans were 51% and 49%, respectively, as of December 31, 1996 compared to 49% and 51%, respectively, as of December 31, 1995. The Bank intentionally makes a blend of fixed and variable rate loans so as to minimize rate sensitivity. As set forth in Table 4, loans repricing within one year were 62% and 58% of the loan portfolios at December 31, 1996 and December 31, 1995, respectively. The overall yield on the loan portfolio decreased 23 basis points comparing year-end 1996 with year-end 1995 primarily because of competition in the market.

Nonperforming Assets

     Nonperforming assets include nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and foreclosed, repossessed and idled properties. Table 13 summarizes the Company's nonperforming assets at the dates indicated.

     Nonaccrual loans are loans on which interest income is no longer being recognized or accrued. The accrual of interest is discontinued on all loans that become 90 days past due with respect to principal or interest. The placing of loans on nonaccrual status negatively impacts earnings because (i) interest accrued but unpaid as of the date a loan is placed on nonaccrual status is either deducted from interest income or is charged off, (ii) future accruals of interest income are not recognized until it becomes highly probable that both principal and interest will be paid and (iii) principal charged off, if appropriate, may necessitate additional provisions for loan losses that are charged against earnings. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms.

     If the nonaccrual loans and restructured loans as of December 31, 1996, 1995 and 1994 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $183,000, $82,000 and $142,000 for nonaccrual loans and $71,000, $71,000 and $24,000 for restructured loans would have been recorded for 1996, 1995 and 1994, respectively. Interest income on such loans that was actually collected and included in net income in 1996, 1995 and 1994 amounted to approximately $81,000, $36,000 and $67,000 for nonaccrual loans and $71,000, $69,000 and
$24,000 for restructured loans, respectively. As of December 31, 1996, 1995 and 1994, nonaccrual loans, loans past due 90 or more days and restructured loans were approximately 1.14%, 0.68% and 1.06%, respectively, of the total loans outstanding at such dates.

     Nonaccrual loans were approximately $1,836,000 as of December 31, 1996 compared to $772,000 as of December 31, 1995 and $1,724,000 (of which $701,000 was in loans related to the litigation settled in December 1995) as of December 31, 1994. Approximately $1,461,000, $161,000 and $275,000 of nonaccrual loans at December 31, 1996, 1995 and 1994, respectively, were acquired from other financial institutions. Based upon a combination of (i) the loan loss reserves related to these loans, (ii) the collateral securing these loans and (iii) the funds escrowed from the proceeds paid to the sellers at the time these loans were acquired, management believes that First Bancorp's exposure to loss from these loans is significantly limited. Approximately $590,000 of the 1995 decrease in nonaccrual loans resulted from charge-offs of loans related to the litigation settled in late December 1995. For additional information, please see Note 10 to the Consolidated Financial Statements. Nonaccrual loans were 0.82% of loans at the end of 1996 compared to 0.36% and 0.93% (0.55% excluding the loans related to the litigation settled in December 1995) at the end of 1995 and 1994, respectively. As of December 31, 1996, the largest nonaccrual balance to any one borrower was approximately $456,000, and the average size of the 43 nonaccrual loans was approximately $43,000.

     In addition to the nonperforming loan amounts included above, management believes that an estimated $1,800,000-$2,000,000 of loans that are currently performing in accordance with their contractual terms may potentially develop problems depending upon the particular financial situations of the borrowers and economic conditions in general. The majority of these potential problem loans were acquired from First Scotland and Central State. Management has taken these potential problem loans into consideration when evaluating the adequacy of the allowance for loan losses at December 31, 1996.

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

     Foreclosed and repossessed properties were approximately $572,000 as of December 31, 1996, compared to $1,393,000 as of December 31, 1995 and

$2,976,000 as of December 31, 1994. Decreases of approximately $391,000 in 1996 and $363,000 in 1995 were due to sales and/or charge-offs of properties acquired from Central State. Approximately $855,000 of the 1995 decrease in foreclosed properties resulted from the sale of real estate to a homeowners' association (please see Note 10 to the Consolidated Financial Statements.) Foreclosed and repossessed properties represented 0.17%, 0.43% and 1.03% of total assets at the end of 1996, 1995 and 1994, respectively. The Company's management has reviewed recent appraisals of these properties and has concluded that their fair values, less estimated costs to sell, exceeds the respective carrying values at December 31, 1996.

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

     The Bank uses a loan analysis and grading program to facilitate its evaluation of possible future loan losses and the adequacy of its allowance for possible loan losses. In this program, risk grades are assigned by management and tested by the Bank's Internal Audit Department and an independent third party consulting firm. The program evaluates a sample of new loans, all loans that management identifies as having potential credit weaknesses, loans past due 90 days or more, nonaccrual loans and any other loans identified during previous regulatory and other examinations.

     Table 14 sets forth the allocation of the allowance for possible loan losses at the dates indicated. Comparing 1996 to 1995, the Company's loan loss reserves as a percentage of total loans slightly decreased to 2.12% from 2.17%. The portion of these reserves that was allocated to known weaknesses in the loan portfolio was virtually unchanged at $4,104,000 at December 31, 1996, compared to $4,093,000 at December 31, 1995.

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

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for possible loan losses and losses on foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on the examiners' judgments about information available to them at the time of their examinations.

     For the years indicated, Table 15 summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance arising from charge-offs and recoveries by category, and additions to the allowance that have been charged to expense. The Company charged off loans of approximately $716,000 in 1996 and $1,600,000 in 1995. Charge-offs in 1995 included approximately $590,000 of loans related to the parties involved in the litigation that was settled on December 28, 1995. For additional information, please see Note 10 to the Consolidated Financial Statements. Charge-offs related to loans acquired from Central State were approximately $235,000 and $161,000 for 1995 and 1994, respectively.

Deposits

     The average amounts of deposits of the Company for the years ended December 31, 1996, 1995 and 1994 are presented in Table 16. The Company has a large, stable base of time deposits with little dependence on volatile deposits of $100,000 or more. The time deposits are principally certificates of deposit and individual retirement accounts obtained from individual customers.
Deposits of certain local governments and municipal entities represented 2.7% of the Bank's total deposits at December 31, 1996. All such public funds are collateralized by investment securities. The Company does not purchase brokered deposits.

     As of December 31, 1996, the Company held approximately $33,526,000 in time certificates of deposit of $100,000 or more and other time deposits of $111,728,000. Table 17 is a maturity schedule of time deposits of $100,000 or more as of December 31, 1996.

Return On Assets And Equity

     Table 18 shows return on assets (net income divided by average total assets), return on equity (net income divided by average shareholders' equity), dividend payout ratio (dividends declared per share divided by net income per share) and shareholders' equity to assets ratio (average shareholders' equity divided by average total assets) for each of the years in the three-year period ended December 31, 1996. The changes in return on assets, return on equity and dividend payout ratio are largely due to the effects of the two nonrecurring charges previously discussed.

Liquidity

     The Company's primary source of liquidity is dividends from the Bank. The Bank's liquidity is determined by its ability to convert assets to cash or acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and to maintain reserve requirements, pay expenses and operate the Bank on an ongoing basis. The Bank's primary liquidity sources are cash and due from banks and federal funds sold, as well as other short-term investment securities. In addition, the Bank has the ability, on a short-term basis, to purchase federal funds from other financial institutions. The Bank typically has not had to rely on the purchase of federal funds as a source of liquidity. The rate sensitivity of the Bank's assets and liabilities also may have an effect on its liquidity (see Table 4, "Rate Sensitivity Analysis"). The Bank's management believes its liquidity sources are adequate to meet its operating needs.

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

     The Company and the Bank must comply with regulatory capital requirements established by the FRB and FDIC. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on both the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require the Company to maintain minimum ratios of Tier 1 capital to total risk-weighted assets and total capital to risk-weighted assets of 4.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which for the Company is the allowance for possible loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company adjusted for their related risk levels using formulas set forth in FRB and FDIC regulations.

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

     At December 31, 1996 and 1995, the Company was in compliance with all existing capital requirements, as summarized in Table 19. See "Supervision and Regulation" under "Business" and Note 13 to the Consolidated Financial Statements for discussion of other matters that may affect the Company's capital resources.

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

Accounting Changes

     The Company prepares its financial statements and related disclosures in conformity with standards established by, among others, the Financial Accounting Standards Board (the "FASB"). Because the information needed by users of financial reports is dynamic, the FASB frequently has new rules and proposed new rules for companies to apply in reporting their activities. There were no such changes as of December 31, 1996 that materially affect the Company's future reporting.

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

Table 1  Selected Consolidated Financial Data
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,                    Five-Year
($ in thousands except per share                            -----------------------------------------------------------   Compound
   and nonfinancial data)                                      1996(1)     1995(1)     1994        1993        1992        Growth
                                                            ----------- ----------- ----------- ----------- ----------- -----------
Income Statement Data
Interest income                                            $    25,722 $    23,302 $    19,009 $    17,530 $    18,453         4.7%
Interest expense                                                 9,916       8,953       6,257       6,056       7,532        -0.9%
Net interest income                                             15,806      14,349      12,752      11,474      10,921         9.5%
Provision for possible loan losses                                 325         900         387         590         505       -10.5%
Net interest income after provision
  for possible loan losses                                      15,481      13,449      12,365      10,884      10,416        10.4%
Other income                                                     4,192       3,581       3,157       2,796       2,777         9.1%
Other expenses                                                  13,113      14,868      11,380       9,958       9,721         6.7%
Income before income taxes                                       6,560       2,162       4,142       3,722       3,472        19.6%
Income taxes                                                     2,213         580       1,155       1,021       1,019        26.6%
Net income                                                 $     4,347 $     1,582 $     2,987 $     2,701 $     2,453        16.8%
-----------------------------------------------------------------------------------------------------------------------------------
Per Share Data (2)
Net income                                                 $      1.44 $      0.53 $      0.99 $      0.90 $      0.82        16.5%
Cash dividends declared                                           0.44        0.35        0.33        0.29        0.21        22.4%
Dividend payout                                                  30.56%      66.04%      33.33%      32.22%      25.61%        5.1%
Market price:
  High                                                     $     19.50 $     14.75 $     11.50 $     10.50 $      8.75        21.9%
  Low                                                            11.50       10.25        9.00        7.38        5.50        16.4%
  Close                                                          18.50       12.75       10.50       10.50        7.63        26.9%
Stated book value                                                11.02       10.04        9.57        9.12        8.51         6.9%
Tangible book value                                               9.08        7.95        7.48        8.67        8.29         3.7%
-----------------------------------------------------------------------------------------------------------------------------------
Selected Balance Sheet Data (at year end)
Securities available for sale                              $    53,942 $    49,657 $    46,150 $      -    $      -         n/a
Securities held-to-maturity                                     22,323      19,740      20,942      65,746      68,359       -17.9%
Loans, net of unearned income                                  223,032     211,522     185,749     157,279     144,716         8.6%
Allowance for possible loan losses                               4,726       4,587       5,009       2,797       2,526        13.7%
Intangible assets                                                5,834       6,306       6,279       1,374         681        40.7%
Total assets                                                   335,450     321,739     289,613     257,339     242,622         7.6%
Deposits                                                       297,861     287,715     258,430     227,043     214,867         7.7%
Total liabilities                                              302,218     291,462     260,823     229,896     217,007         7.7%
Total shareholders' equity                                      33,232      30,277      28,790      27,443      25,615         6.9%
-----------------------------------------------------------------------------------------------------------------------------------
Selected Average Balances
Assets                                                     $   326,221 $   296,400 $   267,227 $   247,717 $   236,198         7.8%
Securities                                                      69,691      68,307      69,500      69,713      63,787         5.0%
Loans                                                          217,900     192,035     168,167     149,247     146,710         8.4%
Earning assets                                                 297,638     268,725     244,092     226,563     217,508         7.6%
Deposits                                                       290,510     262,846     236,725     218,795     208,924         7.9%
Interest-bearing liabilities                                   247,883     225,006     204,141     193,988     188,489         6.7%
Shareholders' equity                                            31,896      30,461      28,197      26,751      24,721         6.7%
-----------------------------------------------------------------------------------------------------------------------------------
Nonfinancial Data
Number of shareholders of record                                   669         675         692         702         704
Number of employees (full/part time)                          213/29      201/25      198/26      171/34      167/29
Number of banking offices                                           31          32          28          26          26
Number of communities                                               24          23          22          21          21
-----------------------------------------------------------------------------------------------------------------------------------
Ratios
Return on average equity                                         13.63%       5.19%      10.59%      10.10%       9.92%
Return on average assets                                          1.33%       0.53%       1.12%       1.09%       1.04%
Net interest margin (taxable-equivalent basis)                    5.55%       5.58%       5.48%       5.32%       5.33%
Average shareholders' equity to average assets                    9.78%      10.28%      10.55%      10.80%      10.47%
Average loans to average deposits                                75.01%      73.06%      71.04%      68.21%      70.22%
Net charge-offs to average loans                                  0.09%       0.79%       0.39%       0.21%       0.32%

(1) 1996 results included a nonrecurring net gain of $211,000 before tax, or $128,000 after tax (or $0.04 per share), from the third quarter sales of loans and deposits of one branch office and a building of another branch office. 1995 results included a nonrecurring net loss of $2,691,000 before tax, or $1,638,000 after tax (or $0.54 per share), from the fourth quarter settlement of litigation and unrelated severance expenses for two senior managers.
(2) Per share amounts have been restated to reflect the two-for-one stock split paid in September 1996.

-----------------------------------------------------------------------------------------------------------------------------------

Table 2  Average Balances And Net Interest Income Analysis
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  Year Ended December 31,
                        -----------------------------------------------------------------------------------------------------------
                                       1996                                1995                                1994
                        ----------------------------------- ----------------------------------- -----------------------------------
                                                 Interest                            Interest                            Interest
                          Average     Average      Earned     Average     Average      Earned     Average     Average      Earned
($ in thousands)           Volume       Rate      or Paid      Volume       Rate      or Paid      Volume       Rate      or Paid
                        ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Assets
Loans(1)               $   217,900        9.61%$    20,947 $   192,035        9.87%$    18,959 $   168,167        9.07%$    15,254
Taxable securities          49,617        6.27%      3,110      48,871        5.65%      2,762      51,844        4.82%      2,501
Non-taxable
  securities(2)             20,074        9.09%      1,825      19,436        8.95%      1,739      17,656        9.13%      1,612
Federal funds sold          10,047        5.41%        544       8,383        5.94%        498       6,425        4.05%        260
                        -----------             ----------- -----------             ----------- -----------             -----------
Total interest-
  earning assets           297,638        8.88%     26,426     268,725        8.92%     23,958     244,092        8.04%     19,627
                                                -----------                         -----------                         -----------
Cash and due from
  banks                     12,906                              11,575                              10,912
Bank premises and
  equipment, net             7,920                               7,799                               6,444
Other assets                 7,757                               8,301                               5,779
                        -----------                         -----------                         -----------
Total assets           $   326,221                         $   296,400                         $   267,227
                        ===========                         ===========                         ===========
Liabilities and
  and Equity
Interest-bearing
  deposits             $   247,876        4.00%      9,915 $   224,999        3.98%      8,953 $   204,080        3.06%      6,253
Short-term
  borrowings                     7        5.72%          1           7        -           -             61        6.56%          4
                        -----------             ----------- -----------             ----------- -----------             -----------
Total interest-
  bearing
  liabilities              247,883        4.00%      9,916     225,006        3.98%      8,953     204,141        3.07%      6,257
                                                -----------                         -----------                         -----------
Non-interest-
  bearing deposits          42,634                              37,847                              32,645
Other liabilities            3,808                               3,086                               2,268
Shareholders'
  equity                    31,896                              30,461                              28,197
                        -----------                         -----------                         -----------
Total liabilities
  and shareholders'
  equity               $   326,221                         $   296,400                         $   267,251
                        ===========                         ===========                         ===========
Net yield on interest-
  earning assets and
  net interest income                     5.55%$    16,510                    5.58%$    15,005                    5.48%$    13,370
                                                ===========                         ===========                         ===========
Interest rate spread                      4.88%                               4.94%                               4.97%

(1) Average loans, net of unearned income.  These amounts include non-accruing loans, the effect of which is to lower the average rates shown.  Interest earned includes recognized loan fees in the amounts of $766,000, $660,000 and $637,000 for 1996, 1995 and 1994, respectively.
(2) Interest earned on non-taxable securities has been (i) adjusted to a taxable-equivalent basis using the applicable combined federal and state tax rate for the period and (ii) reduced by the nondeductible portion of interest expense.

-----------------------------------------------------------------------------------------------------------------------------------

Table 3  Volume And Rate Variance Analysis
-----------------------------------------------------------------------------------------------------------------------------------
                                          Changes in                                      Changes in
                                        Average Volumes                 Interest Earned or Paid Attributed to Changes in
                                    ----------------------- -----------------------------------------------------------------------
                                       1996        1995                    1996                                1995
                                    ----------- ----------- ----------------------------------- -----------------------------------
(in thousands)                                               Volume(1)    Rate(1)       Net      Volume(1)    Rate(1)       Net
                                                            ----------- ----------- ----------- ----------- ----------- -----------
Loans                              $    25,865 $    23,868 $     2,521 $      (533)$     1,988 $     2,264 $     1,441 $     3,705
Taxable securities                         746      (2,973)         43         305         348        (157)        418         261
Non-taxable securities(2)                  638       1,780          58          28          86         160         (33)        127
Federal funds sold                       1,664       1,958          95         (49)         46          98         140         238
                                    ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Total interest-earning
  assets                           $    28,913 $    24,633       2,717        (249)      2,468       2,365       1,966       4,331
                                    =========== =========== ----------- ----------- ----------- ----------- ----------- -----------
Interest-bearing deposits          $    22,877 $    20,919         915          47         962         726       1,974       2,700
Short-term borrowings                     -            (54)          1        -              1          (2)         (2)         (4)
                                    ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Total interest-bearing
  liabilities                      $    22,877 $    20,865         916          47         963         724       1,972       2,696
                                    =========== =========== ----------- ----------- ----------- ----------- ----------- -----------
Net interest income                                        $     1,801 $      (296)$     1,505 $     1,641 $        (6)$     1,635
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

-----------------------------------------------------------------------------------------------------------------------------------

Table 4  Rate Sensitivity Analysis
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              As of December 31, 1996
                                                            -----------------------------------------------------------
                                                                                       Total
                                                             3 Months     4 to 12    Within 12    Over 12
($ in thousands)                                              or Less      Months      Months      Months      Total
                                                            ----------- ----------- ----------- ----------- -----------
Earning Assets
  Loans                                                    $   121,648 $    16,590 $   138,238 $    84,794 $   223,032
  Securities available for sale                                  6,559         994       7,553      46,389      53,942
  Securities held to maturity                                      305       2,424       2,729      19,594      22,323
  Federal funds sold                                             5,025        -          5,025        -          5,025
                                                            ----------- ----------- ----------- ----------- -----------
    Total earning assets                                   $   133,537 $    20,008 $   153,545 $   150,777 $   304,322
                                                            =========== =========== =========== =========== ===========
  Percent of total earning assets                                43.88%       6.57%      50.45%      49.55%     100.00%
  Cumulative percent of total earning assets                     43.88%      50.45%      50.45%     100.00%     100.00%

Interest-bearing Liabilities
  Time deposits of $100,000 or more                        $    14,796 $    14,953 $    29,749 $     3,777 $    33,526
  Savings, NOW and money market deposits                       107,605        -        107,605        -        107,605
  Other time deposits                                           35,663      56,051      91,714      20,014     111,728
                                                            ----------- ----------- ----------- ----------- -----------
    Total interest-bearing liabilities                     $   158,064 $    71,004 $   229,068 $    23,791 $   252,859
                                                            =========== =========== =========== =========== ===========
  Percent of total interest-bearing liabilities                  62.51%      28.08%      90.59%       9.41%     100.00%
  Cumulative percent of total interest-bearing
    liabilities                                                  62.51%      90.59%      90.59%     100.00%     100.00%

Interest sensitivity gap                                   $   (24,527)$   (50,996)$   (75,523)$   126,986 $    51,463
Cumulative interest sensitivity gap                        $   (24,527)$   (75,523)$   (75,523)$    51,463 $    51,463
Cumulative interest sensitivity gap
  as a percent of total earning assets                           -8.06%     -24.82%     -24.82%      16.91%      16.91%

-----------------------------------------------------------------------------------------------------------------------------------

Table 5  Other Income
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                            -----------------------------------------------------------
(in thousands)                                                 1996                    1995                    1994
                                                            -----------             -----------             -----------
Service charges on deposit accounts                        $     2,561             $     2,164             $     1,935
Income from sales of credit insurance                              313                     381                     279
Other service charges, commissions and fees                        853                     913                     767
Data processing fees                                               248                     123                     139
Securities gains, net                                                6                    -                         37
Other nonrecurring net gains                                       211                    -                       -
                                                            -----------             -----------             -----------
  Total                                                    $     4,192             $     3,581             $     3,157
                                                            ===========             ===========             ===========

-----------------------------------------------------------------------------------------------------------------------------------

Table 6  Other Expenses
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                            -----------------------------------------------------------
(in thousands)                                                 1996                    1995                    1994
                                                            -----------             -----------             -----------
Salaries                                                   $     5,447             $     5,866             $     4,457
Employee benefits                                                1,268                   1,222                   1,063
  Total personnel expense                                        6,715                   7,088                   5,520
Net occupancy expense                                              904                     858                     735
Equipment rentals, depreciation and maintenance                    833                     798                     883
Litigation settlement expenses                                    -                      1,446                    -
Other operating expenses                                         4,661                   4,678                   4,242
                                                            -----------             -----------             -----------
  Total                                                    $    13,113             $    14,868             $    11,380
                                                            ===========             ===========             ===========

-----------------------------------------------------------------------------------------------------------------------------------

Table 7  Income Taxes
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                            -----------------------------------------------------------
($ in thousands)                                               1996                    1995                    1994
                                                            -----------             -----------             -----------
Income tax expense - Current - Federal                     $     1,685             $       767             $       712
                             - State                               268                    -                       -
                   - Deferred - Federal                            260                    (187)                    443
                                                            -----------             -----------             -----------
  Total                                                    $     2,213             $       580             $     1,155
                                                            ===========             ===========             ===========
Effective tax rate                                               33.73%                  26.83%                  27.89%

-----------------------------------------------------------------------------------------------------------------------------------

Table 8  Distribution Of Assets And Liabilities
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 As of December 31,
                                                            -----------------------------------------------------------
                                                               1996                    1995                    1994
                                                            -----------             -----------             -----------
Assets
Interest-earning assets:
  Net loans                                                         65 %                    64 %                    62 %
  Securities available for sale                                     16                      15                      16
  Securities held to maturity                                        7                       6                       7
  Federal funds sold                                                 1                       4                       2
                                                            -----------             -----------             -----------
    Total interest-earning assets                                   89                      89                      87

Non-interest-earning assets:
  Cash and due from banks                                            5                       4                       4
  Premises and equipment                                             2                       2                       2
  Other assets                                                       4                       5                       7
                                                            -----------             -----------             -----------
    Total assets                                                   100 %                   100 %                   100 %
                                                            ===========             ===========             ===========

Liabilities and Shareholders' Equity
Demand deposits                                                     13 %                    13 %                    14 %
Savings, NOW and money market deposits                              32                      33                      36
Time deposits of $100,000 or more                                   10                      10                       8
Other time deposits                                                 33                      33                      31
                                                            -----------             -----------             -----------
    Total deposits                                                  88                      89                      89
Accrued expenses and other liabilities                               2                       2                       1
                                                            -----------             -----------             -----------
    Total liabilities                                               90                      91                      90

Shareholders' equity                                                10                       9                      10
                                                            -----------             -----------             -----------
    Total liabilities and shareholders' equity                     100 %                   100 %                   100 %
                                                            ===========             ===========             ===========

-----------------------------------------------------------------------------------------------------------------------------------

Table 9  Investment Portfolio Composition
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 As of December 31,
                                                            -----------------------------------------------------------
(in thousands)                                                 1996                    1995                    1994
                                                            -----------             -----------             -----------
Securities available for Sale:
  U.S. Treasury                                            $     5,537             $     9,590             $    10,292
  U.S. Government agencies                                      42,239                  39,054                  35,666
  Collateralized mortgage obligations                            5,530                     389                    -
  State and local governments                                      613                     601                     172
  Other                                                             23                      23                      20
                                                            -----------             -----------             -----------
  Total                                                    $    53,942             $    49,657             $    46,150
                                                            ===========             ===========             ===========
Securities held to maturity:
  U.S. Treasury                                            $      -                $      -                $        88
  U.S. Government agencies                                        -                       -                      2,200
  State and local governments                                   21,869                  19,357                  18,248
  Other                                                            454                     383                     406
                                                            -----------             -----------             -----------
  Total                                                    $    22,323             $    19,740             $    20,942
                                                            ===========             ===========             ===========

-----------------------------------------------------------------------------------------------------------------------------------

Table 10  Investment Portfolio Maturities
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       As of December 31,
                                                            -----------------------------------------------------------------------
                                                                           1996                                1995
                                                            ----------------------------------- -----------------------------------
                                                               Book        Fair        Book        Book        Fair        Book
($ in thousands)                                               Value       Value      Yield(1)     Value       Value      Yield(1)
                                                            ----------- ----------- ----------- ----------- ----------- -----------
Securities available for sale:
  U.S. Treasury
    Due within 90 days                                     $     2,999 $     3,009        7.31%$     1,750 $     1,749        5.11%
    Due after 90 days but within one year                         -           -           -          4,244       4,229        4.74%
    Due after one year but within five years                     1,997       1,997        5.67%      2,996       3,062        7.31%
    Due after five years but within ten years                      504         531        7.28%        505         550        7.27%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
    Total                                                        5,500       5,537        6.71%      9,495       9,590        5.75%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
  U.S. Government agencies
    Due within 90 days                                           2,937       2,937        4.77%      8,989       8,984        5.22%
    Due after 90 days but within one year                          987         994        6.89%     12,999      12,968        4.84%
    Due after one year but within five years                    38,151      38,308        6.73%     16,804      17,102        6.70%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
    Total                                                       42,075      42,239        6.60%     38,792      39,054        5.73%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
  Collateralized mortgage obligations
    Due after one year but within five years                       309         312        6.79%        386         389        6.90%
    Due after five years but within ten years                    1,041       1,049        5.37%       -           -           -
    Due after ten years                                          4,160       4,169        7.21%       -           -           -
                                                            ----------- ----------- ----------- ----------- ----------- -----------
    Total                                                        5,510       5,530        6.84%        386         389        6.90%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
  State and local governments(1)
    Due within 90 days                                             613         613        4.66%        601         601        6.08%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
    Total                                                          613         613        4.66%        601         601        6.08%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
  Other
    Due after five years but within ten years                       23          23        6.00%         23          23        6.00%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
    Total                                                           23          23        6.00%         23          23        6.00%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
Total securities available for sale
    Due within 90 days                                           6,549       6,559        5.92%     11,340      11,334        5.25%
    Due after 90 days but within one year                          987         994        6.89%     17,243      17,197        4.82%
    Due after one year but within five years                    40,457      40,617        6.68%     20,186      20,553        6.79%
    Due after five years but within ten years                    1,568       1,603        5.99%        528         573        7.21%
    Due after ten years                                          4,160       4,169        7.21%       -           -           -
                                                            ----------- ----------- ----------- ----------- ----------- -----------
    Total                                                  $    53,721 $    53,942        6.61%$    49,297 $    49,657        5.75%
                                                            =========== =========== =========== =========== =========== ===========

Securities held to maturity:
  State and local governments(1)
    Due within 90 days                                             305         306        8.61%        635         636        6.89%
    Due after 90 days but within one year                        2,424       2,449        9.32%      1,207       1,215        7.68%
    Due after one year but within five years                     9,195       9,431        8.54%      9,774      10,154        8.91%
    Due after five years but within ten years                    4,708       4,843        8.33%      6,692       6,901        8.16%
    Due after ten years                                          5,237       5,234        7.88%      1,049       1,085        8.59%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
    Total                                                       21,869      22,263        8.42%     19,357      19,991        8.49%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
  Other
    Due after five years but within ten years                      454         454        6.00%        383         383        6.00%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
    Total                                                          454         454        6.00%        383         383        6.00%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
Total securities held to maturity
    Due within 90 days                                             305         306        8.61%        635         636        6.89%
    Due after 90 days but within one year                        2,424       2,449        9.32%      1,207       1,215        7.68%
    Due after one year but within five years                     9,195       9,431        8.54%      9,774      10,154        8.91%
    Due after five years but within ten years                    5,162       5,297        8.13%      7,075       7,284        8.04%
    Due after ten years                                          5,237       5,234        7.88%      1,049       1,085        8.59%
                                                            ----------- ----------- ----------- ----------- ----------- -----------
    Total                                                  $    22,323 $    22,717        8.38%$    19,740 $    20,374        8.44%
                                                            =========== =========== =========== =========== =========== ===========

(1) Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 34% tax rate.

-----------------------------------------------------------------------------------------------------------------------------------

Table 11  Loan Portfolio Composition
-----------------------------------------------------------------------------------------------------------------------------------
                                                               As of December 31,
            -----------------------------------------------------------------------------------------------------------------------
                      1996                    1995                    1994                    1993                    1992
            ----------------------- ----------------------- ----------------------- ----------------------- -----------------------
($ in                      % of                    % of                    % of                    % of                    % of
thousands)     Amount      Total       Amount      Total       Amount      Total       Amount      Total       Amount      Total
            ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Commercial,
financial
& agricul-
  tural    $    33,139       14.86%$    34,531       16.33%$    33,948       18.28%$    26,900       17.10%$    25,058       17.32%
Real estate(1)
  Construc-
    tion        14,189        6.36%     10,033        4.74%      9,869        5.31%      8,651        5.50%      6,511        4.50%
  Mortgage     147,243       66.02%    138,862       65.65%    114,705       61.75%     98,165       62.42%     90,330       62.41%
Installment
loans to
individ-
  uals          26,625       11.94%     27,324       12.92%     25,503       13.73%     21,576       13.72%     20,792       14.37%
Nonaccrual       1,836        0.82%        772        0.36%      1,724        0.93%      1,987        1.26%      2,025        1.40%
            ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
  Total    $   223,032      100.00%$   211,522      100.00%$   185,749      100.00%$   157,279      100.00%$   144,716      100.00%
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

-----------------------------------------------------------------------------------------------------------------------------------

Table 12  Loan Maturities
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        As of December 31, 1996
                                    -----------------------------------------------------------------------------------------------
                                                                 After One Year
                                             Within                But Within
                                            One Year               Five Years           After Five Years             Total
                                    ----------------------- ----------------------- ----------------------- -----------------------
($ in thousands)                       Amount      Yield       Amount      Yield       Amount      Yield       Amount      Yield
                                    ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Variable Rate Loans:
Commercial, financial
  and agricultural                 $    13,271        8.88%$     5,160        8.99%$     1,606        9.15%$    20,037        8.93%
Real estate-construction                 9,551        9.06%      1,244        8.89%        147       10.50%     10,942        9.06%
Real estate-mortgage                    24,929        8.82%     29,164        8.87%     23,549        9.24%     77,642        8.97%
Installment loans
  to individuals                           495        9.02%      2,320       10.52%        526        9.49%      3,341       10.14%
                                    -----------             -----------             -----------             -----------
  Total at variable rates               48,246        8.89%     37,888        8.99%     25,828        9.25%    111,962        9.01%
                                    -----------             -----------             -----------             -----------
Fixed Rate Loans:
Commercial, financial
  and agricultural                       4,499        8.58%      7,496        9.10%      1,107        5.35%     13,102        8.60%
Real estate-construction                 2,524        9.37%        326        8.93%        397        8.50%      3,247        9.22%
Real estate-mortgage                    14,692        8.82%     45,877        8.98%      9,032        9.17%     69,601        8.97%
Installment loans
  to individuals                         4,565       10.04%     18,482       11.09%        237        9.29%     23,284       10.87%
                                    -----------             -----------             -----------             -----------
  Total at fixed rates                  26,280        9.04%     72,181        9.53%     10,773        8.76%    109,234        9.34%
                                    -----------             -----------             -----------             -----------
Subtotal                                74,526        8.94%    110,069        9.34%     36,601        9.11%    221,196        9.17%
Nonaccrual loans                         1,836                                                                   1,836
                                    -----------             -----------             -----------             -----------
Total loans                        $    76,362             $   110,069             $    36,601             $   223,032
                                    ===========             ===========             ===========             ===========

-----------------------------------------------------------------------------------------------------------------------------------

Table 13  Nonperforming Assets
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 As of December 31,
                                                            -----------------------------------------------------------
($ in thousands)                                               1996        1995        1994        1993        1992
                                                            ----------- ----------- ----------- ----------- -----------
Loans:  Nonaccrual loans *                                 $     1,836 $       772 $     1,724 $     1,987 $     2,025
        Restructured loans                                         703         668         252         591         276
                                                            ----------- ----------- ----------- ----------- -----------
Total nonperforming loans                                        2,539       1,440       1,976       2,578       2,301
Foreclosed and repossessed properties                              572       1,393       2,976       1,781       1,478
                                                            ----------- ----------- ----------- ----------- -----------
Total nonperforming assets                                 $     3,111 $     2,833 $     4,952 $     4,359 $     3,779
                                                            =========== =========== =========== =========== ===========
Nonperforming loans as a percentage
  of total loans                                                  1.14%       0.68%       1.06%       1.64%       1.59%
Allowance for possible loan losses as a
  percentage of nonperforming loans                             186.14%     318.54%     253.49%     108.49%     109.78%
Nonperforming assets as a percentage of
  loans and foreclosed and repossessed assets                     1.39%       1.33%       2.62%       2.74%       2.58%
Nonperforming assets as a percentage of
  total assets                                                    0.93%       0.88%       1.71%       1.69%       1.56%

*  Nonaccrual loans in the amounts of $1,461,000, $161,000 and $275,000 as of December 31, 1996, 1995 and 1994, respectively, were loans acquired from other financial institutions.  Based upon a combination of (i)the loan loss reserves related to these loans, (ii)the collateral securing these loans and (iii)the funds escrowed from the proceeds paid to the sellers at the time these loans were acquired, management believes that First Bancorp's exposure to loss from these loans is significantly limited.

-----------------------------------------------------------------------------------------------------------------------------------

Table 14  Allocation Of The Allowance For Possible Loan Losses
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 As of December 31,
                                                            -----------------------------------------------------------
(in thousands)                                                 1996        1995        1994        1993        1992
                                                            ----------- ----------- ----------- ----------- -----------
Commercial, financial and agricultural                     $       462 $       758 $       795 $       346 $       361
Real estate:
  Construction                                                     191         199         214         203          84
  Mortgage                                                       2,810       2,516       2,704       1,802       1,708
Installment loans to individuals                                   641         620         835         266         236
                                                            ----------- ----------- ----------- ----------- -----------
Total allocated                                                  4,104       4,093       4,548       2,617       2,389
Unallocated                                                        622         494         461         180         137
                                                            ----------- ----------- ----------- ----------- -----------
Total                                                      $     4,726 $     4,587 $     5,009 $     2,797 $     2,526
                                                            =========== =========== =========== =========== ===========

The percentages of total loans in each category to total loans are presented in Table 11.

-----------------------------------------------------------------------------------------------------------------------------------

Table 15  Loan Loss And Recovery Experience
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                            -----------------------------------------------------------
($ in thousands)                                               1996        1995        1994        1993        1992
                                                            ----------- ----------- ----------- ----------- -----------
Loans outstanding at end of year,
  net of unearned income                                   $   223,032 $   211,522 $   185,749 $   157,279 $   144,716
                                                            =========== =========== =========== =========== ===========
Average amount of loans outstanding                        $   217,900 $   192,035 $   168,167 $   149,247 $   146,710
                                                            =========== =========== =========== =========== ===========
Allowance for possible loan losses
  at beginning of year                                     $     4,587 $     5,009 $     2,797 $     2,526 $     2,484
Provision for possible loan losses
  charged to expense                                               325         900         387         590         505
Allowance of purchased banks                                      -            187       2,487        -           -
                                                            ----------- ----------- ----------- ----------- -----------
                                                                 4,912       6,096       5,671       3,116       2,989
                                                            ----------- ----------- ----------- ----------- -----------
Loans charged off:
  Commercial, financial and agricultural                          (209)       (885)       (242)        (87)        (60)
  Real estate - mortgage                                          (196)       (184)       (207)       (158)       (197)
  Installment loans to individuals                                (311)       (531)       (354)       (226)       (294)
                                                            ----------- ----------- ----------- ----------- -----------
  Total charge-offs                                               (716)     (1,600)       (803)       (471)       (551)
                                                            ----------- ----------- ----------- ----------- -----------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural                           114          23          11          61           7
  Real estate - mortgage                                           127           6          79           9          31
  Installment loans to individuals                                 113          62          51          82          50
  Other                                                            176        -           -           -           -
                                                            ----------- ----------- ----------- ----------- -----------
  Total recoveries                                                 530          91         141         152          88
                                                            ----------- ----------- ----------- ----------- -----------
Net charge-offs                                                   (186)     (1,509)       (662)       (319)       (463)
                                                            ----------- ----------- ----------- ----------- -----------
Allowance for possible loan losses
  at end of year                                           $     4,726 $     4,587 $     5,009 $     2,797 $     2,526
                                                            =========== =========== =========== =========== ===========
Ratios:
  Net charge-offs during year to average
    loans outstanding during year                                 0.09%       0.79%       0.39%       0.21%       0.32%
  Net charge-offs to loans at end of year                         0.08%       0.71%       0.36%       0.20%       0.32%
  Allowance for possible loan losses
    to average loans                                              2.17%       2.39%       2.98%       1.87%       1.72%
  Allowance for possible loan losses
    to loans at end of year                                       2.12%       2.17%       2.70%       1.78%       1.75%
  Net charge-offs to allowance for
    possible loan losses                                          3.94%      32.90%      13.22%      11.41%      18.33%
  Net charge-offs to provision for
    possible loan losses                                         57.23%     167.67%     171.06%      54.07%      91.68%

-----------------------------------------------------------------------------------------------------------------------------------

Table 16  Average Deposits
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        Year Ended December 31,
                                                -----------------------------------------------------------------------
                                                          1996                    1995                    1994
                                                ----------------------- ----------------------- -----------------------
                                                  Average     Average     Average     Average     Average     Average
($ in thousands)                                   Amount      Rate        Amount      Rate        Amount      Rate
                                                ----------- ----------- ----------- ----------- ----------- -----------
Interest-bearing demand deposits               $    74,778        2.03%$    71,571        2.09%$    69,597        1.92%
Savings deposits                                    31,495        2.42%     29,322        2.56%     28,369        2.52%
Time deposits                                      141,603        5.39%    124,106        5.40%    106,114        3.96%
                                                -----------             -----------             -----------
  Total interest-bearing deposits                  247,876        4.00%    224,999        3.98%    204,080        3.06%
Non-interest-bearing deposits                       42,634        -         37,847        -         32,645        -
                                                -----------             -----------             -----------
  Total deposits                               $   290,510        3.41%$   262,846        3.41%$   236,725        2.64%
                                                ===========             ===========             ===========

-----------------------------------------------------------------------------------------------------------------------------------

Table 17  Maturities Of Time Deposits Of $100,000 Or More
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               As of December 31, 1996
                                                            -----------------------------------------------------------
                                                              3 Months     4 to 6     7 to 12     Over 12
(in thousands)                                                 or less     Months      Months      Months      Total
                                                            ----------- ----------- ----------- ----------- -----------
Time certificates of deposit of
  $100,000 or more                                         $    14,796 $     7,903 $     7,049 $     3,778 $    33,526

-----------------------------------------------------------------------------------------------------------------------------------

Table 18  Return On Assets And Equity
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                            -----------------------------------------------------------
                                                               1996                    1995                    1994
                                                            -----------             -----------             -----------
Return on assets                                                  1.33%                   0.53%                   1.12%
Return on equity                                                 13.63%                   5.19%                  10.59%
Dividend payout                                                  30.56%                  66.04%                  33.33%
Average shareholders' equity to average assets                    9.78%                  10.28%                  10.55%

-----------------------------------------------------------------------------------------------------------------------------------

Table 19  Risk-Based And Leverage Capital, Capital Components And Ratios
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             As of December 31,
                                                                                    -----------------------------------
($ in thousands)                                                                       1996                    1995
                                                                                    -----------             -----------
Risk-Based And Leverage Capital
Tier I capital:
  Common shareholders' equity                                                      $    33,232             $    30,277
  Intangible assets                                                                     (5,834)                 (6,306)
  Unrealized gain on securities
    available for sale, net of income taxes                                               (146)                   (235)
                                                                                    -----------             -----------
    Total Tier I leverage capital                                                       27,252                  23,736
                                                                                    -----------             -----------
Tier II capital:
  Allowable allowance for possible loan losses                                           2,789                   2,661
                                                                                    -----------             -----------
    Tier II capital additions                                                            2,789                   2,661
                                                                                    -----------             -----------
Total risk-based capital                                                           $    30,041             $    26,397
                                                                                    ===========             ===========
Risk-adjusted assets                                                               $   229,084             $   219,439
Tier I risk-adjusted assets
  (includes Tier I capital adjustments)                                                223,104                 212,898
Tier II risk-adjusted assets
  (includes Tiers I and II capital adjustments)                                        225,893                 215,559
Fourth quarter average assets                                                          333,337                 309,996
Adjusted fourth quarter average assets
  (includes Tier I capital adjustments)                                                327,357                 303,455

Risk-based capital ratios:
  Tier I capital to Tier I risk-adjusted assets                                          12.21%                  11.15%
  Minimum required Tier I capital                                                         4.00%                   4.00%
  Total risk-based capital to
    Tier II risk-adjusted assets                                                         13.30%                  12.25%
  Minimum required total risk-based capital                                               8.00%                   8.00%
Leverage Capital Ratios:
  Tier I leverage capital to
    adjusted fourth quarter average assets                                                8.32%                   7.82%
  Minimum required Tier I leverage capital                                           3-5.00%                 3-5.00%

-----------------------------------------------------------------------------------------------------------------------------------

Table 20  QUARTERLY FINANCIAL SUMMARY
-----------------------------------------------------------------------------------------------------------------------------------
                                                          1996                                            1995
                                    ----------------------------------------------- -----------------------------------------------
($ in thousands                        Fourth       Third      Second       First      Fourth       Third      Second       First
except per share data)                 Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
                                    ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Operating Summary
Interest income, taxable
  equivalent                       $     6,775 $     6,711 $     6,561 $     6,379 $     6,317 $     6,064 $     5,988 $     5,589
Interest expense                         2,530       2,472       2,445       2,469       2,467       2,325       2,222       1,939
Net interest income,
  taxable equivalent                     4,245       4,239       4,116       3,910       3,850       3,739       3,766       3,650
Taxable equivalent
  adjustment                               186         177         170         171         165         165         166         160
Net interest income                      4,059       4,062       3,946       3,739       3,685       3,574       3,600       3,490
Provision for loan losses                  100          75          75          75         540         100         160         100
Net interest income after
  provision for possible
  loan losses                            3,959       3,987       3,871       3,664       3,145       3,474       3,440       3,390
Other income                               949       1,226       1,006       1,011       1,001         843         871         866
Other expenses                           3,292       3,379       3,275       3,167       5,487       3,034       3,115       3,232
Income (loss) before taxes               1,616       1,834       1,602       1,508      (1,341)      1,283       1,196       1,024
Income taxes                               525         626         559         503        (540)        420         391         309
Net income (loss)                        1,091       1,208       1,043       1,005        (801)        863         805         715
-----------------------------------------------------------------------------------------------------------------------------------
Per Share Data(1)
Net income (loss)                  $      0.36 $      0.40 $      0.35 $      0.33 $     (0.27)$      0.29 $      0.27 $      0.24
Cash dividends declared                   0.11        0.11        0.11        0.11        0.09        0.09       0.085       0.085
Dividend payout                          30.56%      27.50%      31.43%      33.33%     -33.33%      31.03%      31.48%      35.42%
Market price:
  High                             $     19.50 $     17.00 $     15.25 $     13.50 $     14.75 $     14.50 $     11.25 $     11.25
  Low                                    14.75       14.50       12.63       11.50       12.75       10.50       10.50       10.25
  Close                                  18.50       16.00       14.63       12.88       12.75       14.13       11.00       11.00
Stated book value                        11.02       10.68       10.37       10.23       10.04       10.37       10.16        9.83
Tangible book value                       9.08        8.70        8.34        8.16        7.95        8.46        8.17        7.79
-----------------------------------------------------------------------------------------------------------------------------------
Selected Average Balances
Assets                             $   333,337 $   327,005 $   325,912 $   318,630 $   309,996 $   296,136 $   291,981 $   287,487
Securities                              74,884      73,666      66,396      63,818      66,852      67,582      70,874      67,920
Loans                                  222,064     218,184     217,643     213,709     201,380     194,022     188,433     184,305
Earning assets                         305,342     299,474     296,502     289,234     282,933     267,379     264,722     259,866
Deposits                               296,024     290,546     290,919     284,551     274,648     261,650     259,305     255,781
Interest-bearing liabilities           251,903     248,125     247,539     243,965     235,287     223,977     221,772     218,988
Shareholders' equity                    33,039      32,139      31,519      30,887      31,595      30,899      29,845      29,505
-----------------------------------------------------------------------------------------------------------------------------------
Ratios
Return on average assets                  1.31%       1.48%       1.28%       1.26%      -1.03%       1.17%       1.10%       0.99%
Return on average equity                 13.21%      15.03%      13.24%      13.02%     -10.14%      11.17%      10.79%       9.69%
Average equity to
  average assets                          9.91%       9.83%       9.67%       9.69%      10.19%      10.43%      10.22%      10.26%
Risk-based capital ratios:
  Tier I capital                         12.21%      11.89%      11.45%      11.27%      11.15%      12.57%      12.59%      12.51%
  Total risk-based capital               13.30%      13.01%      12.57%      12.39%      12.25%      13.68%      13.70%      13.62%
  Tier I leverage capital                 8.32%       8.20%       7.91%       7.83%       7.82%       8.72%       8.56%       8.44%
Average loans to
  average deposits                       75.02%      75.09%      74.81%      75.10%      73.32%      74.15%      72.67%      72.06%
Average earning assets to
  interest-bearing
  liabilities                           121.21%     120.69%     119.78%     118.56%     120.25%     119.38%     119.37%     118.67%
Net interest margin                       5.56%       5.66%       5.55%       5.41%       5.44%       5.59%       5.69%       5.62%
Nonperforming loans as a
  percentage of total loans               1.14%       0.93%       1.00%       1.13%       0.68%       1.21%       1.10%       1.13%
Allowance for possible loan
  losses as a percentage of
  nonperforming loans                   186.14%     230.70%     217.36%     193.66%     318.54%     194.43%     227.95%     229.98%
Nonperforming assets as a
  percentage of loans and
  foreclosed, repossessed
  and idled properties                    1.39%       1.21%       1.37%       1.80%       1.33%       1.89%       2.00%       2.52%
Nonperforming assets as a
  percentage of total assets              0.93%       0.82%       0.92%       1.21%       0.88%       1.25%       1.33%       1.65%

-----------------------------------------------------------------------------------------------------------------------------------

Item 7.  Financial Statements

FIRST BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                                         As of December 31,
                                                                                                -----------------------------------
($ in thousands)                                                                                   1996                    1995
                                                                                                -----------             -----------
ASSETS
Cash and due from banks, noninterest-bearing                                                   $    15,882             $    12,190
Federal funds sold                                                                                   5,025                  11,826
                                                                                                -----------             -----------
  Total cash and cash equivalents                                                                   20,907                  24,016
                                                                                                -----------             -----------
Securities available for sale (costs of
  $53,721 in 1996 and $49,297 in 1995)                                                              53,942                  49,657
Securities held to maturity (approximate fair
  values of $22,717 in 1996 and $20,374 in 1995)                                                    22,323                  19,740
Presold mortgages in process of settlement                                                           1,395                     826

Loans, net of unearned income                                                                      223,032                 211,522
  Less:  Allowance for possible loan losses                                                         (4,726)                 (4,587)
                                                                                                -----------             -----------
  Net loans                                                                                        218,306                 206,935
                                                                                                -----------             -----------
Premises and equipment, net                                                                          7,722                   8,043
Accrued interest receivable                                                                          2,412                   2,372
Intangible assets, net                                                                               5,834                   6,306
Other assets                                                                                         2,609                   3,844
                                                                                                -----------             -----------
Total assets                                                                                   $   335,450             $   321,739
                                                                                                ===========             ===========

LIABILITIES
Deposits, domestic:
  Demand                                                                                       $    45,002             $    41,941
  Savings, NOW and money market                                                                    107,605                 106,339
  Time deposits of $100,000 or more                                                                 33,526                  31,961
  Other time deposits                                                                              111,728                 107,474
                                                                                                -----------             -----------
Total deposits                                                                                     297,861                 287,715
Accrued interest on savings and time deposits                                                        1,882                   1,889
Other                                                                                                2,475                   1,858
                                                                                                -----------             -----------
Total liabilities                                                                                  302,218                 291,462
                                                                                                -----------             -----------
SHAREHOLDERS' EQUITY
Common stock, par value $5 per share:
  Authorized:  12,500,000 shares
  Issued and outstanding:  3,016,370 shares
    in 1996 and 3,014,170 shares in 1995                                                            15,082                  15,071
Capital surplus                                                                                      3,831                   3,819
Retained earnings                                                                                   14,173                  11,152
Unrealized gain on securities
  available for sale, net of income taxes                                                              146                     235
                                                                                                -----------             -----------
Total shareholders' equity                                                                          33,232                  30,277
                                                                                                -----------             -----------
Total liabilities and shareholders' equity                                                     $   335,450             $   321,739
                                                                                                ===========             ===========

See notes to consolidated financial statements.

FIRST BANCORP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

                                                                                          Year Ended December 31,
                                                                        -----------------------------------------------------------
(in thousands except per share data)                                       1996                    1995                    1994
                                                                        -----------             -----------             -----------
INTEREST INCOME
Interest and fees on loans                                             $    20,947             $    18,959             $    15,254
Interest on investment securities
  Taxable interest income                                                    3,110                   2,762                   2,501
  Exempt from federal income taxes                                           1,121                   1,083                     994
Other, principally from federal funds sold                                     544                     498                     260
                                                                        -----------             -----------             -----------
  Total interest income                                                     25,722                  23,302                  19,009
                                                                        -----------             -----------             -----------
INTEREST EXPENSE
Time deposits of $100,000 or more                                            1,811                   1,662                     861
Other time and savings deposits                                              8,104                   7,291                   5,392
Short-term borrowings                                                            1                    -                          4
                                                                        -----------             -----------             -----------
  Total interest expense                                                     9,916                   8,953                   6,257
                                                                        -----------             -----------             -----------
Net interest income                                                         15,806                  14,349                  12,752
Provision for possible loan losses                                             325                     900                     387
                                                                        -----------             -----------             -----------
Net interest income after provision for possible
  loan losses                                                               15,481                  13,449                  12,365
                                                                        -----------             -----------             -----------
OTHER INCOME
Service charges on deposit accounts                                          2,561                   2,164                   1,935
Income from sales of credit insurance                                          313                     381                     279
Other service charges, commissions and fees                                    853                     913                     767
Data processing fees                                                           248                     123                     139
Securities gains, net                                                            6                    -                         37
Other nonrecurring net gains                                                   211                    -                       -
                                                                        -----------             -----------             -----------
  Total other income                                                         4,192                   3,581                   3,157
                                                                        -----------             -----------             -----------
OTHER EXPENSES
Salaries                                                                     5,447                   5,866                   4,457
Employee benefits                                                            1,268                   1,222                   1,063
                                                                        -----------             -----------             -----------
  Total personnel expense                                                    6,715                   7,088                   5,520
Net occupancy                                                                  904                     858                     735
Equipment rentals, depreciation and maintenance                                833                     798                     883
Litigation settlement                                                         -                      1,446                    -
Other operating expenses                                                     4,661                   4,678                   4,242
                                                                        -----------             -----------             -----------
  Total other expenses                                                      13,113                  14,868                  11,380
                                                                        -----------             -----------             -----------
Income before income taxes                                                   6,560                   2,162                   4,142
Income taxes                                                                 2,213                     580                   1,155
                                                                        -----------             -----------             -----------
NET INCOME                                                             $     4,347             $     1,582             $     2,987
                                                                        ===========             ===========             ===========
PER SHARE AMOUNTS
Net income                                                             $      1.44             $      0.53             $      0.99
Cash dividends declared                                                       0.44                    0.35                    0.33

See notes to consolidated financial statements.

FIRST BANCORP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                          Year Ended December 31,
                                                                        -----------------------------------------------------------
(in thousands)                                                             1996                    1995                    1994
                                                                        -----------             -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $     4,347             $     1,582             $     2,987
Adjustments to reconcile net income to
net cash provided by operations:
  Provision for possible loan losses                                           325                     900                     387
  Net securities amortization (accretion)                                      (17)                    (44)                     37
  Loan fees and costs deferred net of amortization                              10                     (43)                     (7)
  Depreciation of premises and equipment                                       723                     726                     764
  Amortization of intangible assets                                            568                     501                     315
  Realized and unrealized other real estate losses (gains)                      49                      78                     (11)
  Provision for deferred income taxes                                          260                    (187)                    443
  Gains on sales of investment securities                                       (6)                   -                        (37)
  Loss on disposal of premises and equipment                                  -                       -                         49
  Net gain from sale of branch facilities and deposits                        (211)                   -                       -
Changes in operating assets and liabilities:
  Increase in accrued interest receivable                                      (40)                     (7)                    (96)
  Decrease (increase) in intangible assets                                     (96)                    161                    -
  Decrease in other assets                                                     842                   1,941                     880
  Increase (decrease) in accrued interest payable                               (7)                    728                     133
  Increase (decrease) in other liabilities                                     556                     513                  (1,558)
                                                                        -----------             -----------             -----------
Net cash provided by operating activities                                    7,303                   6,849                   4,286
                                                                        -----------             -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale                                  (41,816)                (26,269)                (33,050)
Purchase of securities held to maturity                                     (4,386)                 (1,683)                 (5,733)
Proceeds from sale of securities available for sale                          1,146                    -                      1,998
Proceeds from maturities and issuer calls of
  securities available for sale                                             36,222                  27,789                  33,513
Proceeds from maturities and issuer calls of
  securities held to maturity                                                1,855                   2,240                   1,332
Net increase in loans                                                      (13,525)                (18,600)                 (3,417)
Net purchases of premises and equipment                                       (632)                 (1,323)                   (190)
Net cash paid in sale of deposits                                           (1,722)                   -                       -
Net cash acquired (paid) in acquisition of
  a financial institution                                                     -                      2,417                  (1,272)
                                                                        -----------             -----------             -----------
Net cash used in investing activities                                      (22,858)                (15,429)                 (6,819)
                                                                        -----------             -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                         13,690                  14,325                  (1,226)
Cash dividends paid                                                         (1,267)                 (1,038)                   (947)
Proceeds from issuance of common stock                                          23                      61                    -
                                                                        -----------             -----------             -----------
Net cash provided by (used in) financing activities                         12,446                  13,348                  (2,173)
                                                                        -----------             -----------             -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (3,109)                  4,768                  (4,706)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                24,016                  19,248                  23,954
                                                                        -----------             -----------             -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $    20,907             $    24,016             $    19,248
                                                                        ===========             ===========             ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                             $     9,923             $     8,225             $     6,124
  Income taxes                                                               2,023                   1,362                     999
Non-cash transactions:
  Foreclosed loans transferred to other real estate                            439                     259                   1,170
  Loans to facilitate the sale of other real estate                             93                   1,199                    -
  Reclassification of securities available for sale                           -                       -                     49,288
  Increase (decrease) in market value of securities
    available for sale                                                        (134)                  1,459                  (1,099)
  Book value of premises exchanged in acquisition
    of net assets from another financial institution                          -                        219                    -

See notes to consolidated financial statements.

FIRST BANCORP AND SUBSIDIARIES
STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY

                                                                  Common Stock
                                                            -----------------------
                                                                                      Capital     Retained                 Total
(in thousands except per share data)                           Shares     Amount      Surplus     Earnings     Other       Equity
                                                            ----------- ----------- ----------- ----------- ----------- -----------
BALANCE, JANUARY 1, 1994                                         1,504 $     7,521 $    11,308 $     8,614 $      -    $    27,443

Effect of 1996 two-for-one stock split                           1,504       7,521      (7,521)       -           -           -
                                                            ----------- ----------- ----------- ----------- ----------- -----------
BALANCE, JANUARY 1, 1994, as restated                            3,008      15,042       3,787       8,614        -         27,443

Unrealized gain on securities classified as
  available for sale upon adoption of
  SFAS No. 115 on January 1, 1994                                 -           -           -           -            254         254
Net income                                                        -           -           -          2,987        -          2,987
Cash dividends declared ($0.33 per share)                         -           -           -           (977)       -           (977)
Net adjustment for securities available for sale                  -           -           -                       (917)       (917)
                                                            ----------- ----------- ----------- ----------- ----------- -----------
BALANCE, DECEMBER 31, 1994                                       3,008      15,042       3,787      10,624        (663)     28,790

Net income                                                        -           -           -          1,582        -          1,582
Cash dividends declared ($0.35 per share)                         -           -           -         (1,054)       -         (1,054)
Common stock issued under
  stock option plans                                                 6          29          32        -           -             61
Net adjustment for securities available for sale                  -           -           -           -            898         898
                                                            ----------- ----------- ----------- ----------- ----------- -----------
BALANCE, DECEMBER 31, 1995                                       3,014      15,071       3,819      11,152         235      30,277

Net income                                                        -           -           -          4,347        -          4,347
Cash dividends declared ($0.44 per share)                         -           -           -         (1,326)       -         (1,326)
Common stock issued under
  stock option plans                                                 2          11          12        -           -             23
Net adjustment for securities available for sale                  -           -           -           -            (89)        (89)
                                                            ----------- ----------- ----------- ----------- ----------- -----------
BALANCE, DECEMBER 31, 1996                                       3,016 $    15,082 $     3,831 $    14,173 $       146 $    33,232
                                                            =========== =========== =========== =========== =========== ===========

See notes to consolidated financial statements.

FIRST BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) BASIS OF PRESENTATION. The consolidated financial statements include the accounts of First Bancorp (the "Company") and its wholly owned subsidiaries, First Bank (the "Bank") and its wholly owned subsidiary First Bank Insurance Services, Inc. ("First Bank Insurance"), Montgomery Data Services, Inc. ("Montgomery Data"), and First Bancorp Financial Services, Inc., ("First Bancorp Financial"), formerly First Recovery, Inc. All significant intercompany accounts and transactions have been eliminated. The Company is a bank holding company. The principal activity of the Company is the ownership and operation of First Bank, a state chartered bank with its main office in Troy, North Carolina. The Company also owns and operates Montgomery Data, a data processing company, and First Bancorp Financial, a real estate investment subsidiary, both of which are also headquartered in Troy.

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

  (c) INVESTMENT SECURITIES.  On January 1, 1994, the Company adopted
Statement of Financial Accounting Standards Number 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. As required, SFAS 115 was initially applied as of the beginning of the Company's fiscal year and could not be applied retroactively to prior years' financial statements. These investments are classified in three categories and accounted for as follows: (1) debt securities that the entity has the positive intent and the ability to hold to maturity are classified as held to maturity securities and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and (3) debt and equity securities not classified as either held to maturity securities or trading securities would be classified as available for sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity. Although the Company has not historically relied upon security sales as a source of liquidity, the sale of securities classified as available for sale may be necessary due to liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital and investment requirements, or significant unforeseen changes in market conditions, including interest rates and market values of securities held in the portfolio. On January 1, 1994, the Company classified approximately $49,288,000 of investment securities at amortized cost as available for sale securities.

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

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses and losses on foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on the examiners' judgments about information available to them at the time of their examinations.

     Effective January 1, 1995, as required, the Company adopted the provisions of Statement of Financial Accounting Standards Number 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards Number 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition" (collectively referred to hereafter as "SFAS No. 114"). The adoption of SFAS No. 114 did not have a material effect on the Companys financial condition or results of operations. Under the provisions of SFAS No. 114, the reserve for loan losses related to loans that are identified for impairment in accordance with SFAS No. 114 is based on discounted cash flows using the loans initial interest rates or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans that are collectively evaluated for impairment (such as credit card, residential mortgage and consumer installment loans) are excluded from this impairment evaluation in accordance with SFAS No. 114, and their reserve for loan losses is calculated in accordance with the reserve for loan losses policy discussed above.

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

  (i) INTANGIBLE ASSETS. Deposit base intangibles acquired are amortized on an accelerated basis over their estimated useful lives, which range principally from 5 to 10 years. Deposit base intangibles at December 31, 1996 and 1995 totaled $3,632,000, less accumulated amortization of $2,904,000 and $2,756,000, respectively. Excess of costs over value assigned to net assets acquired are being amortized on a straight-line basis over their estimated useful lives, which range principally from 10 to 15 years. Such excess at December 31, 1996 and 1995 was $6,012,000 and $5,917,000, less accumulated amortization of $1,277,000 and $857,000, respectively. Intangible assets are subject to periodic review and are adjusted for any impairment of value.

     The Company records an intangible asset in the amount of any additional liability which must be recorded in connection with defined benefit pension plans. Such intangible assets and additional liabilities are adjusted annually based on the current fair value of plan assets relative to the actuarially-determined accumulated benefit obligations for such plans. Intangible assets related to the defined benefit plans totaled $135,000 at December 31, 1996 and $275,000 at December 31, 1995.

  (j) STOCK OPTION PLAN. Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"), "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense was recorded on the date of grant only if the market price of the underlying stock on the date of grant exceeded the exercise price. On
January 1, 1996, the Company adopted Statement of Financial Accounting Standard Number 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

  (k) PER SHARE AMOUNTS. Net income per share has been computed based on the weighted average number of shares outstanding, or 3,014,573, 3,009,172 and 3,008,170 shares, for each of the years ended December 31, 1996, 1995 and 1994, respectively. Cash dividends per share are based on actual amounts declared. Per share amounts have been restated for the two-for-one stock split paid September 13, 1996 to shareholders of record August 30, 1996. Common stock equivalents resulting from the Company's stock option plan were not considered in the earnings per share computation due to immateriality.

  (l) FAIR VALUE OF FINANCIAL INSTRUMENTS. Statement of Financial Accounting Standards Number 107 ("SFAS No. 107"), "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions are set forth below for the Company's financial instruments.

     CASH, FEDERAL FUNDS SOLD, ACCRUED INTEREST RECEIVABLE, SHORT-TERM BORROWINGS AND ACCRUED INTEREST PAYABLE. The carrying amounts for cash, federal funds sold, accrued interest receivable, short-term borrowings and accrued interest payable approximate their fair value because of the short maturity of these financial instruments.

     INVESTMENT SECURITIES AND COLLATERALIZED MORTGAGE OBLIGATIONS. The fair value of investment securities, except certain state and political subdivision securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and political subdivision securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

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

     DEPOSIT LIABILITIES. Under SFAS No. 107, the fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW and money market accounts, is equal to the amount payable on demand as of December 31, 1996 and 1995. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

     COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT.  At
December 31, 1996 and 1995, the Company's off-balance sheet financial instruments had no carrying value. The large majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short terms to maturity. Therefore, the fair value for these financial instruments is considered to be immaterial.

  (m) IMPAIRMENT OF LONG-LIVED ASSETS. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Number 121 ("SFAS No. 121"), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for those to be disposed of. This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss should be recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. Those assets to be disposed of are to be reported at the lower of the carrying amount or fair value, less costs to sell. Adoption of SFAS No. 121 was required for fiscal years beginning after December 15, 1995. The Company adopted SFAS No. 121 with no material impact on the consolidated financial statements.

  (n) RECLASSIFICATIONS. Certain amounts for prior years have been reclassified to conform to the 1996 presentation. The reclassifications have had no effect on net income or shareholders' equity as previously presented.

Note 2.  ACQUISITIONS

     On December 15, 1995, First Bank completed its cash acquisition of the Laurinburg and Rockingham branches of First Scotland Bank. As of December 15, 1995, assets acquired were approximately $15,814,000, including approximately $8,898,000 in loans, while liabilities assumed were approximately $15,058,000, including deposits of $14,960,000. The purchase price of $1,296,000 to acquire these two branches, and the additional costs of closing of $150,000, exceeded the value assigned to the net assets acquired and resulted in recording an intangible asset of approximately $786,000. Pro forma results of operations as though the Company had acquired First Scotland Bank at the beginning of 1995 and 1994 are not considered material.

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

Note 3.  STOCK SPLIT

     The Company paid a two-for-one stock split on September 13, 1996 to shareholders of record August 30, 1996. All share and per share data have been restated to reflect the impact of the stock split for all periods presented.

Note 4.  INVESTMENT SECURITIES

     The book values and approximate fair values of investment securities at December 31, 1996 and 1995 are summarized as follows:

                                                          1996                                            1995
                                    ----------------------------------------------- -----------------------------------------------
                                       Book        Fair            Unrealized          Book        Fair            Unrealized
                                                            -----------------------                         -----------------------
(in thousands)                         Value       Value       Gains      (Losses)     Value       Value       Gains      (Losses)
                                    ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Securities available for sale:
U.S. Treasury                      $     5,500 $     5,537 $        42 $        (5)$     9,495 $     9,590 $       113 $       (18)
U.S. Government agencies                42,075      42,239         251         (87)     38,792      39,054         374        (112)
Collateralized mortgage
  obligations                            5,510       5,530          24          (4)        386         389           3        -
State and local governments                613         613        -           -            601         601        -           -
Other                                       23          23        -           -             23          23        -           -
                                    ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Total available for sale           $    53,721 $    53,942 $       317 $       (96)$    49,297 $    49,657 $       490 $      (130)
                                    =========== =========== =========== =========== =========== =========== =========== ===========
Securities held to maturity:
State and local governments        $    21,869 $    22,263 $       538 $      (144)$    19,357 $    19,991 $       743 $      (109)
Other                                      454         454        -           -            383         383        -           -
                                    ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Total held to maturity             $    22,323 $    22,717 $       538 $      (144)$    19,740 $    20,374 $       743 $      (109)
                                    =========== =========== =========== =========== =========== =========== =========== ===========

     As of December 31, 1996, the Company held no investments in structured notes.

     The book values and approximate fair values of investment securities at December 31, 1996 and 1995, by contractual maturity, are summarized as in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         December 31, 1996                               December 31, 1995
                                                -----------------------------------             -----------------------------------
                                                   Book                    Fair                    Book                    Fair
(in thousands)                                     Value                   Value                   Value                   Value
                                                -----------             -----------             -----------             -----------
Securities available for sale:
Due within one year                            $     7,536             $     7,553             $    28,583             $    28,531
Due after one year
  but within five years                             40,457                  40,617                  20,186                  20,553
Due after five years
  but within ten years                               1,568                   1,603                     528                     573
Due after ten years                                  4,160                   4,169                    -                       -
                                                -----------             -----------             -----------             -----------
    Total                                      $    53,721             $    53,942             $    49,297             $    49,657
                                                ===========             ===========             ===========             ===========

Securities held to maturity:
Due within one year                            $     2,729             $     2,755             $     1,842             $     1,851
Due after one year
  but within five years                              9,195                   9,431                   9,774                  10,154
Due after five years
  but within ten years                               5,162                   5,297                   7,075                   7,284
Due after ten years                                  5,237                   5,234                   1,049                   1,085
                                                -----------             -----------             -----------             -----------
    Total                                      $    22,323             $    22,717             $    19,740             $    20,374
                                                ===========             ===========             ===========             ===========

     At December 31, 1996 and 1995, investment securities with book values of $9,964,000 and $13,834,000, respectively, were pledged as collateral for public deposits.

     Sales of securities available for sale with aggregate proceeds of $1,146,000 in 1996 and $1,998,000 in 1994 resulted in gross gains of $6,000 in
1996 and no gain or loss in 1994. There were no security sales in 1995. The gross realized gains of $37,000 in 1994 resulted from issuer calls of debt securities.

Note 5.  LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     Loans at December 31, 1996 and 1995 are summarized as follows:

(in thousands)                                                                                     1996                    1995
                                                                                                -----------             -----------
Commercial, financial and agricultural                                                         $    33,139             $    34,531
Real estate - construction                                                                          14,189                  10,033
Real estate - mortgage                                                                             147,243                 138,862
Installment loans to individuals                                                                    26,625                  27,324
Nonaccrual loans                                                                                     1,836                     772
                                                                                                -----------             -----------
Total                                                                                          $   223,032             $   211,522
                                                                                                ===========             ===========

     Loans described above as "Real estate - mortgage" included loans secured by 1-4 family dwellings in the amounts of $76,966,000 and $77,642,000 as of December 31, 1996 and 1995, respectively. The loans above also include loans to executive officers and directors and to their associates totaling approximately $5,749,000 and $2,316,000 at December 31, 1996 and 1995,
respectively. During 1996, additions to such loans were approximately $4,349,000 and repayments totaled approximately $916,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features.

     Nonperforming assets at December 31, 1996 and 1995 are as follows:

(in thousands)                                                                                     1996                    1995
                                                                                                -----------             -----------
Loans:  Nonaccrual loans                                                                       $     1,836             $       772
        Restructured loans                                                                             703                     668
                                                                                                -----------             -----------
Total nonperforming loans                                                                            2,539                   1,440
Foreclosed, repossessed and idled properties (included in other assets)                                572                   1,393
                                                                                                -----------             -----------
Total nonperforming assets                                                                     $     3,111             $     2,833
                                                                                                ===========             ===========

     At December 31, 1996 and 1995 there were no loans 90 days or more past due that were still accruing interest.

     If the nonaccrual loans and restructured loans as of December 31, 1996, 1995 and 1994 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $183,000, $82,000 and $142,000 for nonaccrual loans and $71,000, $71,000 and $24,000 for restructured loans would have been recorded for 1996, 1995 and 1994, respectively. Interest income on such loans that was actually collected and included in net income in 1996, 1995 and 1994 amounted to approximately $81,000, $36,000 and $67,000 for nonaccrual loans and $71,000, $69,000 and
$24,000 for restructured loans, respectively.

     Activity in the allowance for possible loan losses for the years ended December 31, 1996, 1995 and 1994 is as follows:

(in thousands)                                                             1996                    1995                    1994
                                                                        -----------             -----------             -----------
Balance, beginning of year                                             $     4,587             $     5,009             $     2,797
Provision charged to operations                                                325                     900                     387
Allowance of purchased bank                                                   -                        187                   2,487
Recoveries of loans charged off                                                530                      91                     141
Loans charged off                                                             (716)                 (1,600)                   (803)
                                                                        -----------             -----------             -----------
Balance, end of year                                                   $     4,726             $     4,587             $     5,009
                                                                        ===========             ===========             ===========

     At December 31, 1996 and 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1,228,000 and $1,108,000, respectively, of which all were on a nonaccrual basis at December 31, 1996 and $711,000 were on a nonaccrual basis as of December 31, 1995. The related allowance for loan losses for these impaired loans as determined in accordance with SFAS No. 114 was $184,000 and $167,000, respectively. There were no impaired loans for which there was no related allowance determined in accordance with this statement. The average recorded investments in impaired loans during the years ended December 31, 1996 and 1995, were approximately $859,000 and $997,000, respectively. For the years ended December 31, 1996 and 1995, the Company recognized interest income on those impaired loans of approximately $83,000 and $27,000, respectively. The amount of interest income recognized on a cash basis for impaired loans was not material.

Note 6.  PREMISES AND EQUIPMENT

     Premises and equipment at December 31, 1996 and 1995 consist of the following:

(in thousands)                                                                                     1996                    1995
                                                                                                -----------             -----------
Land                                                                                           $     1,338             $     1,230
Buildings                                                                                            6,902                   6,860
Furniture and equipment                                                                              4,679                   6,964
Leasehold improvements                                                                                 388                     743
                                                                                                -----------             -----------
  Total                                                                                             13,307                  15,797
Less accumulated depreciation and amortization                                                       5,585                   7,754
                                                                                                -----------             -----------
Net premises and equipment                                                                     $     7,722             $     8,043
                                                                                                ===========             ===========

Note 7.  INCOME TAXES

     The components of income tax expense (benefit) for the years ended
December 31, 1996, 1995 and 1994 are as follows:

(in thousands)                                                             1996                    1995                    1994
                                                                        -----------             -----------             -----------
Current - Federal                                                      $     1,685             $       767             $       712
        - State                                                                268                    -                       -
Deferred - Federal                                                             260                    (187)                    443
                                                                        -----------             -----------             -----------
Total                                                                  $     2,213             $       580             $     1,155
                                                                        ===========             ===========             ===========

     The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 1996, 1995 and 1994 are presented below:

(in thousands)                                                                                     1996                    1995
                                                                                                -----------             -----------
Deferred tax assets:
  Allowance for possible loan losses                                                           $     1,501             $     1,525
  Excess book over tax retirement plan cost                                                             37                      36
  Basis of investment in subsidiary                                                                     69                      69
  Net loan fees recognized for tax reporting purposes                                                   36                      32
  Reserve for employee medical expense for financial
    reporting purposes                                                                                  60                      52
  Deferred compensation                                                                                 47                      49
  Deferred payments under severance arrangements                                                       138                     291
  All other                                                                                            149                      48
                                                                                                -----------             -----------
Gross deferred tax assets                                                                            2,037                   2,102
Less:  valuation allowance                                                                            (123)                   (164)
                                                                                                -----------             -----------
Net deferred tax assets                                                                              1,914                   1,938
                                                                                                -----------             -----------
Deferred tax liabilities:
  SFAS No. 91 loan expenses                                                                           (214)                   -
  Excess tax over book pension cost                                                                   (230)                   (266)
  Depreciable basis of fixed assets                                                                   (481)                   (472)
  Amortizable basis of intangible assets                                                              (144)                   (103)
  Unrealized gain on securities available for sale                                                     (75)                   (119)
  All other                                                                                            (21)                    (13)
                                                                                                -----------             -----------
Gross deferred tax liabilities                                                                      (1,165)                   (973)
                                                                                                -----------             -----------
     Net deferred tax asset (included in other assets)                                         $       749             $       965
                                                                                                ===========             ===========

     A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related current period deferred tax benefit of approximately $44,000 as of December 31, 1996 and deferred tax liability of approximately $555,000 as of December 31, 1995 have been recorded directly to shareholders' equity. In addition, the Bank recorded an increase in its net deferred tax asset during 1995 of approximately $390,000 related to purchase acquisitions. The balance of the 1996 change in the net deferred tax asset of $260,000 is reflected as a deferred income tax expense in the statement of consolidated income.

     The valuation allowance applies primarily to offset the recognition of deferred tax benefits on certain temporary differences for state income tax purposes. Approximately $60,000 of the increase during 1995 relates to purchase acquisitions.

     The following is a reconcilement of federal income tax expense at the statutory rate of 34% to the income tax provision reported in the financial statements.

(in thousands)                                                             1996                    1995                    1994
                                                                        -----------             -----------             -----------
Tax provision at statutory rate                                        $     2,230             $       735             $     1,408
Increase (decrease) in income taxes resulting from:
  Tax exempt interest income                                                  (400)                   (371)                   (342)
  Non-deductible interest expense                                               43                      40                      28
  Non-deductible portion of amortization of
    intangible assets                                                          151                     160                      75
  State income tax net of federal benefit                                      177                    -                       -
  Other, net                                                                    12                      16                     (14)
                                                                        -----------             -----------             -----------
Total                                                                  $     2,213             $       580             $     1,155
                                                                        ===========             ===========             ===========

Note 8.  LEASES

     Certain bank premises are leased under operating lease agreements. Generally, operating leases contain renewal options on substantially the same basis as current rental terms. Rent expense charged to operations under all operating lease agreements was $103,000 in 1996, $93,000 in 1995 and $58,000 in 1994.

     Future obligations for minimum rentals under noncancelable operating leases at December 31, 1996 are as follows:

(in thousands)

Year ending December 31:
  1997                                                                                         $        82
  1998                                                                                                  54
  1999                                                                                                  46
  2000                                                                                                  31
  2001                                                                                                  29
Later years                                                                                             67
                                                                                                -----------
Total                                                                                          $       309
                                                                                                ===========

Note 9.  EMPLOYEE BENEFIT PLANS

     SALARY REDUCTION PROFIT SHARING PLAN. The Company sponsors a salary reduction profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed one year of service are eligible to participate in the plan. An eligible employee may contribute up to 14% of annual salary to the plan. The Company contributes an amount equal to 50% of the first 6% of the employee's salary contributed. Participants vest in Company contributions at the rate of 20% after one year of service, and 20% for each additional year of service, with 100% vesting after five years of service. The Company's matching contribution expense was $100,000, $102,000 and $88,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company may make additional discretionary profit sharing contributions to the plan.

     INCENTIVE COMPENSATION PLAN. The Company also has an incentive compensation plan covering certain management and staff employees. Payments pursuant to the plan are based on achievement of certain performance goals. The Company's incentive compensation plan expense was $567,000, $407,000 and $451,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     RETIREMENT PLAN. The Company sponsors a noncontributory defined benefit retirement plan (the "Retirement Plan"), which is intended to qualify under
Section 401(a) of the Internal Revenue Code. Employees who have attained age 21 and completed one year of service are eligible to participate in the Retirement Plan. The Retirement Plan provides for a monthly payment, at normal retirement age 65, equal to one-twelfth of the sum of (i) 0.75% of Final Average Annual Compensation (5 highest consecutive calendar years earnings out of the last 10 years of employment) multiplied by the employee's years of service not in excess of 40 years, and (ii) 0.65% of Final Average Annual Compensation in excess of "covered compensation" multiplied by years of service not in excess of 35 years. "Covered compensation" means the average of the social security taxable wage base during the 35 year period ending with the year the employee attains social security retirement age. Early retirement, with reduced monthly benefits, is available at age 55 after 15 years of service. The Retirement Plan provides for 100% vesting after 5 years of service, and provides for a death benefit to a vested participant's surviving spouse. The costs of benefits under the Retirement Plan, which are borne by First Bancorp and/or its subsidiaries, are computed actuarially and defrayed by earnings from the Retirement Plan's investments. The compensation covered by the Retirement Plan includes total earnings before reduction for contributions to a cash or deferred profit-sharing plan (such as the 401(k) feature of the Profit Sharing Plan described above) and amounts used to pay group health insurance premiums and includes bonuses (such as amounts paid under the incentive compensation plan). Compensation for the purposes of the Retirement Plan may not exceed statutory limits; such limit in 1996, 1995 and 1994 was $150,000.

     The following table sets forth the estimated funded status of the Retirement Plan and amounts recognized in the Company's consolidated financial statements as of December 31, 1996 and 1995, as computed by independent actuarial consultants:

(in thousands)                                                                                     1996                    1995
                                                                                                -----------             -----------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation (ABO) including
    vested benefits of $1,696 in 1996 and
    $1,789 in 1995                                                                             $    (1,711)            $    (1,849)
                                                                                                ===========             ===========
Projected benefit obligation (PBO) for service
  rendered to date                                                                             $    (2,323)            $    (2,048)
Plan assets at fair value--primarily listed
  common stocks, U.S. Government and agency
  securities, and collective funds                                                                   2,235                   1,963
                                                                                                -----------             -----------
Plan assets less than PBO                                                                              (88)                    (85)
Unrecognized net gain from past experience
  different from that assumed and effects of
  changes in assumptions                                                                              (106)                     (7)
Unrecognized net transition obligation                                                                  63                      65
Unrecognized prior service cost                                                                        720                     707
                                                                                                -----------             -----------
Prepaid pension cost                                                                           $       589             $       680
                                                                                                ===========             ===========

     Net pension cost for the Retirement Plan included the following components for the years ended December 31, 1996, 1995 and 1994:

(in thousands)                                                             1996                    1995                    1994
                                                                        -----------             -----------             -----------
Service cost--benefits earned during the period                        $       123             $       108             $       103
Interest cost on projected benefit obligation                                  165                     149                     113
Actual return on plan assets                                                  (337)                   (357)                   (119)
Net amortization and deferral                                                  262                     279                     126
                                                                        -----------             -----------             -----------
Net periodic pension cost                                              $       213             $       179             $       223
                                                                        ===========             ===========             ===========

     The Company's contributions to the Retirement Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes.

     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. The Company sponsors a Supplemental Executive Retirement Plan (the "SERP Plan") for the benefit of certain senior management executives of the Company. The purpose of the SERP Plan is to provide additional monthly pension benefits to ensure that each such senior management executive would receive lifetime monthly pension benefits equal to 3% of his or her final average compensation multiplied by his or her years of service (maximum of 20 years) to the Company or its subsidiaries, subject to a maximum of 60% of his or her final average compensation. The amount of a participant's monthly SERP benefit is reduced by (i) the amount payable under the Company's qualified Retirement Plan (described above), and

(ii) fifty percent (50%) of the participant's primary social security benefit. Final average compensation means the average of the 5 highest consecutive calendar years of earnings during the last 10 years of service prior to termination of employment.

     The following table sets forth the estimated funded status of the SERP Plan as of December 31, 1996 and 1995:

(in thousands)                                                                                     1996                    1995
                                                                                                -----------             -----------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation (ABO) including
    vested benefits of $209 in 1996 and
    $378 in 1995                                                                               $      (234)            $      (411)
                                                                                                ===========             ===========
Projected benefit obligation (PBO) for service
  rendered to date                                                                             $      (331)            $      (539)
                                                                                                -----------             -----------
Plan assets less than PBO                                                                             (331)                   (539)
Unrecognized net (gain) loss from past experience
  different from that assumed and effects of
  changes in assumptions                                                                              (107)                     86
Unrecognized prior service cost                                                                        339                     372
Adjustment to recognize minimum liability                                                             (135)                   (275)
                                                                                                -----------             -----------
Accrued pension cost                                                                           $      (234)            $      (356)
                                                                                                ===========             ===========

     Net pension cost for the SERP Plan included the following components for the year ended December 31, 1996, 1995 and 1994:

(in thousands)                                                             1996                    1995                    1994
                                                                        -----------             -----------             -----------
Service cost--benefits earned during the period                        $         8             $        17             $        30
Interest cost on projected benefit obligation                                   25                      37                      35
Net amortization and deferral                                                   25                      33                      33
                                                                        -----------             -----------             -----------
Net periodic pension cost                                              $        58             $        87             $        98
                                                                        ===========             ===========             ===========

     The Company's funding policy with respect to the SERP Plan is to fund the related benefits through investments in insurance policies, which are not considered plan assets for the purpose of determining the SERP Plan's funded status.

     The following assumptions were used in determining the actuarial information for the Retirement Plan and the SERP Plan for the years ended December 31, 1996, 1995 and 1994:

                                                                      1996                    1995                    1994
                                                            ----------------------- ----------------------- -----------------------
                                                             Retirement     SERP     Retirement     SERP     Retirement     SERP
                                                                Plan        Plan        Plan        Plan        Plan        Plan
                                                            ----------- ----------- ----------- ----------- ----------- -----------
Weighted average discount rate                                    7.75%       7.75%       7.25%       7.25%       8.00%       8.00%
Expected long-term rate of return
  on assets                                                       8.00%                   8.00%                   7.50%
Rate of increase in compensation
  levels                                                          5.00%       5.00%       5.00%       5.00%       5.00%       5.00%

     Included in intangible assets at December 31, 1996 and 1995 are approximately $135,000 and $275,000, respectively, which were recognized in connection with the accrual of the additional minimum liability for the SERP Plan.

     SPLIT DOLLAR LIFE INSURANCE PLAN. Effective January 1, 1993, the Company adopted a Split Dollar Life Insurance Plan (the "Split Dollar Plan") whereby individual whole life insurance is made available to certain senior management executives designated and approved by the Board of Directors. Coverage ranges from $100,000 to $250,000. The Company pays the premiums under this plan and maintains a collateral interest in each participant's policy equal to the sum of premiums paid. If a policy is terminated or becomes payable because of the death of a participant, the premiums paid by the Company are recovered before any payment is made to the participant or the participant's beneficiary. In addition, the Company will recover its investment in the policy before transfer of the policy to the participant. Upon the death of a participant, the participant's designated beneficiary will receive a death benefit equal to the amount of coverage under his or her policy that is in excess of the amount of cumulative premiums paid by the Company. The amounts of insurance premiums paid by the Company in 1996, 1995 and 1994 under the Split-Dollar Plan on behalf of all executive officers as a group were $19,000, $27,000 and $24,000, respectively.

Note 10.  COMMITMENTS AND CONTINGENCIES

     See Note 8 with respect to future obligations under noncancelable operating leases.

     In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements. As of December 31, 1996, the Company had outstanding loan commitments of $40,205,000 of which $33,133,000 were at variable rates and $7,072,000 were at fixed rates. Included in outstanding loan commitments were unfunded commitments of $8,308,000 on revolving credit plans, $4,642,000 of which were at variable rates and $3,666,000 were at fixed rates. Additionally, standby letters of credit of approximately $646,000 and $823,000 were outstanding at December 31, 1996 and 1995, respectively. Management does not anticipate any losses to result from these off-balance sheet financial instruments. These commitments represent no more than the normal lending risk that the Company commits to its borrowers. If these commitments are drawn, the Company will obtain collateral if it is deemed necessary based on management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory and commercial or residential real estate. Management expects these commitments, if drawn, to be funded through normal operations.

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

     The Company is not involved in any legal proceedings which, in management's opinion, could have a material effect on the consolidated financial position of the Company.

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

Note 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value estimates as of December 31, 1996 and 1995 and limitations thereon are set forth below for the Company's financial instruments. Please see Note 1 for a discussion of fair value methods and assumptions, as well as fair value information for off balance sheet financial instruments.

                                                         December 31, 1996                               December 31, 1995
                                                -----------------------------------             -----------------------------------
                                                  Carrying               Estimated                Carrying               Estimated
(in thousands)                                     Amount                Fair Value                Amount                Fair Value
                                                -----------             -----------             -----------             -----------
Cash and due from banks                        $    15,882             $    15,882             $    12,190             $    12,190
Federal funds sold                                   5,025                   5,025                  11,826                  11,826
Securities available for sale                       53,942                  53,942                  49,657                  49,657
Securities held to maturity                         22,323                  22,717                  19,740                  20,374
Presold mortgages in process of
  settlement                                         1,395                   1,395                     826                     826
Loans, net of allowance                            218,306                 221,694                 206,935                 211,612
Accrued interest receivable                          2,412                   2,412                   2,372                   2,372

Deposits                                           297,861                 298,309                 287,715                 288,190
Accrued interest payable                             1,882                   1,882                   1,889                   1,889

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

Note 12.  STOCK OPTION PLAN

     Pursuant to provisions of the Company's 1994 Stock Option Plan (the "Option Plan"), options to purchase up to 270,000 shares of First Bancorp's authorized but unissued common stock may be granted to employees ("Employee Options") and directors ("Nonemployee Director Options") of the Company and its subsidiaries. The purposes of the Option Plan are (i) to align the interests of participating employees and directors with the Company's shareholders by reinforcing the relationship between shareholder gains and participant rewards,
(ii) to encourage equity ownership in the Company by participants and (iii) to provide an incentive to employee participants to continue their employment with the Company. For both Employee and Nonemployee Director Options, the option price is the fair market value of the stock at the date of grant. Employee Options vest over a five-year period, with the first 20% becoming vested on June 1, 1995. Director Options are granted over a five year period, and are 100% vested on the date of grant. All options are to expire not more than 10 years from the date of grant.

     At December 31, 1996, there were 105,800 additional shares available for grant under the Option Plan. The per share weighted-average fair value of options granted during 1996 and 1995 was $4.44 and $2.72 on the date(s) of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1996-expected dividend yield of 2.93%, risk-free interest rate of 6.36%, expected life of 8 years, and expected volatility of 19% over the expected life; 1995-expected dividend yield of 3.17%, risk-free interest rate of 6.40%, expected life of 8 years, and expected volatility of 19% over the expected life.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands except per share data)                                                               1996                    1995
                                                                                                -----------             -----------
Net income              As reported                                                            $     4,347             $     1,582
                        Pro forma                                                                    4,299                   1,552

Earnings per share      As reported                                                            $      1.44             $      0.53
                        Pro forma                                                                     1.43                    0.52

     Pro forma net income and earnings per share reflect only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income and earnings per share amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered. Consequently, the effects of applying SFAS No. 123 pro forma disclosures during the initial phase-in period may not be representative of the effects on reported net income in future periods.

                                                                                      Options Exercisable
                                                  Options Outstanding                     At Year-End
                                                -----------------------             -----------------------------------
                                                             Weighted-                           Weighted-
                                                   Number     Average                  Number     Average
                                                     Of       Exercise                   Of       Exercise
                                                   Shares      Price                   Shares      Price
                                                ----------- -----------             ----------- -----------
Balance at December 31, 1994                       120,700 $     10.66                  11,000 $     10.00

  Granted                                           11,000       10.88
  Exercised                                         (5,800)      10.52
  Forfeited                                        (19,200)      10.63
  Expired                                             -           -
                                                -----------
Balance at December 31, 1995                       106,700       10.59                  38,140       10.53

  Granted                                           56,000       17.06
  Exercised                                         (2,200)      10.45
  Forfeited                                         (4,300)      10.63
  Expired                                             -           -
                                                -----------
Balance at December 31, 1996                       156,200       12.91                  62,480       11.30
                                                ===========

Note 13.  REGULATORY RESTRICTIONS

     The Company is regulated by the Board of Governors of the Federal Reserve System ("FRB") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC"), the North Carolina State Banking Commission and the FRB.

     The primary source of funds for the payment of dividends by First Bancorp is dividends received from its subsidiary, First Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 1996, the Bank had undivided profits of approximately $16,898,000 which were available for the payment of dividends. In addition, approximately $14,451,000 of the Company's investment in the Bank as of December 31, 1996 is restricted as to transfer to the Company without obtaining prior regulatory approval.

     The Company and the Bank must comply with regulatory capital requirements established by the FRB and FDIC. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on both the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require the Company to maintain minimum ratios of Tier 1 capital to total risk-weighted assets and total capital to risk-weighted assets of 4.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which for the Company is the allowance for possible loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company adjusted for their related risk levels using formulas set forth in FRB and FDIC regulations.

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

     At December 31, 1996, the Company was in compliance with all of the aforementioned capital requirements, as set forth in the table below.

                                                                                                                  To Be Well
                                                                                                               Capitalized Under
                                                                                          For Capital          Prompt Corrective
                                                                    Actual             Adequacy Purposes:      Action Provisions:
                                                            ----------------------- ----------------------- -----------------------
($ in thousands)                                               Amount      Ratio       Amount      Ratio       Amount      Ratio
                                                            ----------- ----------- ----------- ----------- ----------- -----------
                                                                                     (must equal or exceed)  (must equal or exceed)
As of December 31, 1996:
  Total Capital
    (to Risk Weighted Assets)                              $    30,041       13.30%$    18,071        8.00%$    22,589       10.00%
  Tier I Capital
    (to Risk Weighted Assets)                                   27,252       12.21%      8,924        4.00%     13,386        6.00%
  Tier I Capital
    (to Average Assets)                                         27,252        8.32%     13,094        4.00%     16,368        5.00%

As of December 31, 1995:
  Total Capital
    (to Risk Weighted Assets)                              $    26,397       12.25%$    17,245        8.00%$    21,556       10.00%
  Tier I Capital
    (to Risk Weighted Assets)                                   23,736       11.15%      8,516        4.00%     12,774        6.00%
  Tier I Capital
    (to Average Assets)                                         23,736        7.82%     12,138        4.00%     15,173        5.00%

     The average reserve balance maintained under the requirements of the Federal Reserve was approximately $3,950,000 for the year ended December 31, 1996.

Note 14.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

     Components of other expenses exceeding 1% of total income for any of the years ended December 31, 1996, 1995 and 1994 are as follows:

(in thousands)                                                             1996                    1995                    1994
                                                                        -----------             -----------             -----------
Amortization of intangible assets                                      $       568             $       501             $       315
FDIC insurance                                                                   2                     269                     544
Legal and audit                                                                207                     955                     342
Repossession and collection expense                                            255                     150                     380
Stationery and supplies                                                        605                     579                     461
Telephone                                                                      318                     275                     250

Note 15.  CONDENSED PARENT COMPANY INFORMATION

     Condensed financial data for First Bancorp (parent company only) follows:

CONDENSED BALANCE SHEETS                                                                                 As of December 31,
                                                                                                -----------------------------------
(in thousands)                                                                                     1996                    1995
                                                                                                -----------             -----------
Cash on deposit with bank subsidiary                                                           $        25             $        12
Securities                                                                                             388                     459
Investments in subsidiaries, at equity:
  First Bank and subsidiary                                                                         31,349                  28,448
  Montgomery Data Services, Inc.                                                                       246                      79
  First Bancorp Financial Services, Inc.                                                             1,549                   1,544
Land                                                                                                     7                       7
Other assets                                                                                          -                         (1)
                                                                                                -----------             -----------
Total                                                                                          $    33,564             $    30,548
                                                                                                ===========             ===========
Other liabilities (dividends payable)                                                          $       332             $       271
Shareholders' equity                                                                                33,232                  30,277
                                                                                                -----------             -----------
Total                                                                                          $    33,564             $    30,548
                                                                                                ===========             ===========

CONDENSED RESULTS OF OPERATIONS                                                           Year Ended December 31,
                                                                        -----------------------------------------------------------
(in thousands)                                                             1996                    1995                    1994
                                                                        -----------             -----------             -----------
Equity in earnings (losses) of subsidiaries:
  Dividends - First Bank and subsidiary                                $     1,350             $     1,546             $     1,825
            - Montgomery Data Services, Inc.                                  -                        375                      75
  Undistributed - First Bank and subsidiary                                  2,990                      85                   1,248
                - Montgomery Data Services, Inc.                               167                    (266)                     (1)
                - First Bancorp Financial Services, Inc.                         5                     (10)                    (17)
All other income and expenses, net                                            (165)                   (148)                   (143)
                                                                        -----------             -----------             -----------
Net income                                                             $     4,347             $     1,582             $     2,987
                                                                        ===========             ===========             ===========

CONDENSED CASH FLOWS                                                                      Year Ended December 31,
                                                                        -----------------------------------------------------------
(in thousands)                                                             1996                    1995                    1994
                                                                        -----------             -----------             -----------
Operating Activities:
Net income                                                             $     4,347             $     1,582             $     2,987
Equity in undistributed earnings of subsidiaries                            (3,162)                    191                  (1,230)
Changes in operating assets and liabilities:
  Decrease in other assets                                                       1                       3                      13
                                                                        -----------             -----------             -----------
Total - operating activities                                                 1,186                   1,776                   1,770
                                                                        -----------             -----------             -----------
Investing Activities:
Purchase of investment securities                                           (1,493)                 (1,799)                 (1,211)
Sales and maturities of investment securities                                1,564                   1,424                   1,161
Increase in investment in subsidiaries                                        -                       (415)                   (775)
                                                                        -----------             -----------             -----------
Total - investing activities                                                    71                    (790)                   (825)
                                                                        -----------             -----------             -----------
Financing Activities:
Payment of cash dividends                                                   (1,267)                 (1,038)                   (947)
Proceeds from issuance of common stock                                          23                      61                    -
                                                                        -----------             -----------             -----------
Total - financing activities                                                (1,244)                   (977)                   (947)
                                                                        -----------             -----------             -----------
Net increase (decrease) in
  cash and cash equivalents                                                     13                       9                      (2)
Cash and cash equivalents, beginning of year                                    12                       3                       5
                                                                        -----------             -----------             -----------
Cash and cash equivalents, end of year                                 $        25             $        12             $         3
                                                                        ===========             ===========             ===========

REPORT OF INDEPENDENT AUDITORS

[KPMG Peat Marwick, LLP logo here]



The Board of Directors and Shareholders
    of First Bancorp

     We have audited the accompanying consolidated balance sheets of First Bancorp and subsidiaries as of December 31, 1996 and 1995, and the related statements of consolidated income, consolidated cash flows and changes in consolidated shareholders' equity for each of the years in the three-year period ended December 31, 1996, included on pages 30 through 51 herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the Consolidated Financial Statements, on January 1, 1994, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."



                                        /s/ KPMG Peat Marwick LLP
Charlotte, North Carolina
January 31, 1997

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



/s/ James H. Garner                             /s/ Kirby A. Tyndall
-----------------------                         -----------------------
James H. Garner                                 Kirby A. Tyndall
Chief Executive Officer                         Chief Financial Officer
First Bancorp                                   First Bancorp
January 31, 1997                                January 31, 1997

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the two years ended December 31, 1996, and any subsequent interim periods, there were no changes in accountants and/or disagreements on any matters of accounting principles or practices or financial statement disclosures.

PART III

Item 9.  Directors and Executive Officers of the Registrant;  Compliance with
         Section 16(a) of the Exchange Act

     Incorporated herein by reference is the information under the caption "Nominees and Executive Officers" from the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

Item 10.  Executive Compensation

     Incorporated herein by reference is the information under the caption "Compensation of Directors and Executive Officers" from the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by reference is the information under the caption "Nominees and Executive Officers" from the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

Item 12.  Certain Relationships and Related Transactions

     Incorporated herein by reference is the information under the caption "Certain Transactions" from the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

Item 13.  Exhibits and Reports on Form 8-K

(a)         Exhibits

            The following exhibits are filed with this report or, as noted, are incorporated herein by reference. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

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

 10.b       First Bank Salary and Incentive Plan, as amended, was filed as
            Exhibit 10(m) to the Registrant's Registration Statement Number 33-12692, and is incorporated herein by reference. (*)

 10.c First Bancorp Savings Plus and Profit Sharing Plan (401(k) savings incentive plan and trust), as amended on January 25, 1994 and July 19, 1994, was filed as Exhibit 10(c) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference. (*)

 10.d Directors and Officers Liability Insurance Policy of First Bancorp, dated July 16, 1991, was filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and is incorporated herein by reference.

 10.e Indemnification Agreement between the Company and its Directors and Officers was filed as Exhibit 10(t) to the Registrant's Registration Statement Number 33-12692, and is incorporated herein by reference.

 10.f First Bancorp Employees' Pension Plan, as amended on August 16, 1994, was filed as Exhibit 10(g) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference. (*)

 10.g First Bancorp Senior Management Supplemental Retirement Plan dated May 31, 1993, was filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and is incorporated herein by reference. (*)

 10.h First Bancorp Senior Management Split-Dollar Life Insurance Agreements between the Company and the Company's Executive Officers, as amended on December 22, 1994, was filed as Exhibit 10(i) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference. (*)

 10.i First Bancorp 1994 Stock Option Plan was filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994, and is incorporated herein by reference. (*)

 10.j Severance Agreement between the Company and James A. Gunter dated October 12, 1995, was filed as Exhibit 10(m) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and is incorporated herein by reference. (*)

 10.k Settlement Agreement dated December 29, 1995 among the Company's bank subsidiary, First Bank, and Prudential Securities, Incorporated; Cranford B. Garner, Timothy E. Garner, C.B. Garner Incorporated and others was filed as Exhibit 10(n) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and is incorporated herein by reference. (*)

 10.l Severance Agreement between the Company and Patrick A. Meisky dated December 29, 1995, was filed as Exhibit 10(o) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and is incorporated herein by reference. (*)

 10.m Amendment to the First Bancorp Savings Plus and Profit Sharing Plan (401(k) savings incentive plan and trust), dated December 17, 1996. (*)

 21 List of Subsidiaries of Registrant was filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1994, and is incorporated herein by reference.

 23.a       Consent of Independent Auditors of Registrant, KPMG Peat Marwick
            LLP.

 27         Financial Data Schedules pursuant to Article 9 of Regulation S-X.


(b) The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1996.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Troy, and State of North Carolina, on the 18th day of March, 1997.

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

                                Executive Officers

                                /s/ James H. Garner
                              -------------------
                                James H. Garner
               President, Chief Executive Officer and Treasurer

            /s/ Anna G. Hollers                   /s/ Kirby A. Tyndall
            -----------------------              -----------------------
            Anna G. Hollers                       Kirby A. Tyndall
            Executive Vice President,             Senior Vice President,
            Executive Secretary                   Chief Financial Officer
            March 18, 1997                        March 18, 1997
                                Board of Directors
                                ------------------

            /s/ John C. Willis                    /s/ G. T. Rabe, Jr.
            -----------------------              -----------------------
            John C. Willis                        G. T. Rabe, Jr.
            Chairman of the Board,                Director
            Director                              March 18, 1997
            March 18, 1997

            /s/ Jesse S. Capel                    /s/ John J. Russell
            -----------------------              -----------------------
            Jesse S. Capel                        John J. Russell
            Director                              Director
            March 18, 1997                        March 18, 1997

            /s/ Jack D. Briggs                    /s/ Frederick H. Taylor
            -----------------------              -----------------------
            Jack D. Briggs                        Frederick H. Taylor
            Director                              Director
            March 18, 1997                        March 18, 1997

            /s/ David L. Burns                    /s/ Edward T. Taws, Jr.
            -----------------------              -----------------------
            David L. Burns                        Edward T. Taws, Jr.
            Director                              Director
            March 18, 1997                        March 18, 1997

            /s/ Jack L. Harper                    /s/ John C. Wallace
            -----------------------              -----------------------
            Jack L. Harper                        John C. Wallace
            Director                              Director
            March 18, 1997                        March 18, 1997

            /s/ George R. Perkins, Jr.            /s/ A. Jordan Washburn
            -----------------------              -----------------------
            George R. Perkins, Jr.                A. Jordan Washburn
            Director                              Director
            March 18, 1997                        March 18, 1997

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

 10.b       First Bank Salary and Incentive Plan, as amended               *

 10.c       First Bancorp Savings Plus and Profit Sharing Plan,
            (401(k) savings incentive plan and trust), as amended          *

 10.d       Directors and Officers Liability Insurance Policy of
            First Bancorp                                                  *

 10.e       Indemnification Agreement between the Company and its
            Directors and Officers                                         *

 10.f       First Bancorp Employees' Pension Plan                          *

 10.g       First Bancorp Senior Management Supplemental Retirement
            Plan                                                           *

 10.h       First Bancorp Senior Management Split-Dollar Life
            Insurance Agreements                                           *

 10.i       First Bancorp 1994 Stock Option Plan                           *

 10.j       Severance Agreement between First Bancorp and James A.
            Gunter                                                         *

 10.k       Settlement Agreement among the First Bank, Prudential
            Securities, Incorporated and others                            *

 10.l       Severance Agreement between First Bancorp and Patrick A.
            Meisky                                                         *

 10.m       Amendment to the First Bancorp Savings Plus and Profit
            Sharing Plan (401(k) savings incentive plan and trust)         61

Exhibit                                                             Page(s)

 13         First Bancorp Annual Report to shareholders for the year
            ended December 31, 1996                                        *

 21         List of Subsidiaries of Registrant                             *

 23.a       Consent of Independent Auditors of Registrant,
            KPMG Peat Marwick LLP                                          62

 27         Financial Data Schedules pursuant to Article 9 of
            Regulation S-X                                                 63


*  Incorporated herein by reference.