Form 10-Q
period 1997-03-31
FIRST BANCORP /NC/
filed 1997-05-12
CIK 811589

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              ___________________

                                 FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                                 March 31, 1997
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

                        [ X ]   YES         [   ]   NO

     As of March 31, 1997, 3,016,370 shares of the registrant's Common
Stock, $5 par value, were outstanding. The registrant had no other classes of securities outstanding.

     Transitional Small Business Format     [   ]   YES         [ X ]   NO



===============================================================================

                                     INDEX
                        FIRST BANCORP AND SUBSIDIARIES


                                                                          Page

Part I.  Financial Information

Item 1 - Financial Statements
  CONSOLIDATED BALANCE SHEETS -
  March 31, 1997 and 1996
  (With Comparative Amounts at December 31, 1996)                            3

  STATEMENTS OF CONSOLIDATED INCOME -
  For the Periods Ended March 31, 1997 and 1996                              4

  STATEMENTS OF CONSOLIDATED CASH FLOWS -
  For the Periods Ended March 31, 1997 and 1996                              5

  STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY -
  For the Periods Ended March 31, 1997 and 1996                              6

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 7

Item 2 - Management's Discussion and Analysis of Consolidated
           Results of Operations and Financial Condition                     8


Part II.  Other Information

Item 6 - Exhibits and Reports on Form 8-K                                   15

Signatures                                                                  17

Part I.  Financial Information
Item 1 - Financial Statements
Consolidated Balance Sheets

                        FIRST BANCORP AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                   Mar 31,   Dec 31,   Mar 31,
($ in thousands--unaudited)                          1997      1996      1996
                                                  --------- --------- ---------
ASSETS
Cash & due from banks, noninterest bearing       $  12,243 $  15,882 $  12,138
Federal funds sold                                  15,400     5,025    10,690
                                                  --------- --------- ---------
  Total cash and cash equivalents                   27,643    20,907    22,828
                                                  --------- --------- ---------

Securities available for sale (approximate
  costs of $54,559, $53,721 and $46,461)            54,296    53,942    46,645
Securities held to maturity (approximate
  fair values of $23,537, $22,717 and $19,614)      23,160    22,323    19,088

Presold mortgages in process of settlement           1,391     1,395     1,219

Loans, net of unearned income                      225,171   223,032   215,422
  Less: Allowance for possible loan losses          (4,777)   (4,726)   (4,733)
                                                  --------- --------- ---------
  Net loans                                        220,394   218,306   210,689
                                                  --------- --------- ---------
Premises and equipment, net                          7,789     7,722     7,939
Accrued interest receivable                          2,447     2,412     2,417
Intangible assets                                    5,459     5,834     6,261
Other                                                2,626     2,609     3,548
                                                  --------- --------- ---------
Total assets                                     $ 345,205 $ 335,450 $ 320,634
                                                  ========= ========= =========

LIABILITIES
Deposits:  Demand                                $  43,192 $  45,002 $  41,645
           Savings, NOW and money market           117,084   107,605   106,062
           Time deposits of $100,000 or more        33,011    33,526    29,598
           Other time deposits                     114,010   111,728   109,108
                                                  --------- --------- ---------
           Total deposits                          307,297   297,861   286,413
Accrued interest on deposits                         1,862     1,882     1,803
Other                                                2,398     2,475     1,580
                                                  --------- --------- ---------
Total liabilities                                  311,557   302,218   289,796
                                                  --------- --------- ---------
SHAREHOLDERS' EQUITY
Common stock, $5 par value per share
  Authorized:  12,500,000 shares
  Issued and outstanding:  3,016,370,
    3,016,370 and 3,014,170 shares                  15,082    15,082    15,070
Capital surplus                                      3,831     3,831     3,820
Retained earnings                                   14,907    14,173    11,825
Unrealized gain (loss) on securities
  available for sale, net of income taxes             (172)      146       123
                                                  --------- --------- ---------
Total shareholders' equity                          33,648    33,232    30,838
                                                  --------- --------- ---------
Total liabilities and shareholders' equity       $ 345,205 $ 335,450 $ 320,634
                                                  ========= ========= =========

See Notes to Consolidated Financial Statements.

Statements Of Consolidated Income

                        FIRST BANCORP AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME

                                                            Three Months Ended
  ($ in thousands except                                          Mar 31,
per share data--unaudited)                                     1997      1996
                                                            --------- ---------
INTEREST INCOME
Interest and fees on loans                                 $   5,349 $   5,121
Interest on investment securities:
  Taxable interest income                                        895       646
  Exempt from income taxes                                       316       275
Other, principally federal funds sold                            167       166
                                                            --------- ---------
  Total interest income                                        6,727     6,208
                                                            --------- ---------
INTEREST EXPENSE
Time deposits of $100,000 or more                                462       420
Other time and savings deposits                                2,071     2,049
                                                            --------- ---------
  Total interest expense                                       2,533     2,469
                                                            --------- ---------
NET INTEREST INCOME                                            4,194     3,739
Provision for possible loan losses                                75        75
                                                            --------- ---------
NET INTEREST INCOME AFTER PROVISION
  FOR POSSIBLE LOAN LOSSES                                     4,119     3,664
                                                            --------- ---------
OTHER INCOME
Service charges on deposit accounts                              607       632
Commissions from insurance sales                                  74       108
Other charges, commissions and fees                              262       217
Data processing fees                                              73        54
                                                            --------- ---------
  Total other income                                           1,016     1,011
                                                            --------- ---------
OTHER EXPENSES
Salaries                                                       1,516     1,280
Employee benefits                                                320       327
                                                            --------- ---------
  Total personnel expense                                      1,836     1,607
Net occupancy expense                                            236       236
Equipment related expenses                                       211       208
Other                                                          1,202     1,116
                                                            --------- ---------
  Total other expenses                                         3,485     3,167
                                                            --------- ---------
INCOME BEFORE INCOME TAXES                                     1,650     1,508
Income taxes                                                     524       503
                                                            --------- ---------
NET INCOME                                                 $   1,126 $   1,005
                                                            ========= =========
PER SHARE AMOUNTS
Net income                                                 $    0.37 $    0.33
Cash dividends declared                                         0.13      0.11

See Notes to Consolidated Financial Statements.

Statements Of Consolidated Cash Flows

                        FIRST BANCORP AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                            Three Months Ended
                                                                  Mar 31,
($ in thousands--unaudited)                                    1997      1996
                                                            --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $   1,126 $   1,005
  Adjustments to reconcile net income to
  net cash provided by operations:
    Provision for loan losses                                     75        75
    Net security premium amortization/discount accretion          (9)      (15)
    Loan fees and costs deferred net of amortization              (1)      (21)
    Depreciation of premises and equipment                       173       185
    Amortization of intangible assets                            139       141
    Realized and unrealized other real estate losses              16       --
    Provision for deferred income taxes                            2       264
  Changes in operating assets and liabilities:
    Increase in accrued interest receivable                      (35)      (45)
    Decrease (increase) in intangible assets                     236       (96)
    Decrease (increase) in other assets                          196      (124)
    Decrease in accrued interest payable                         (20)      (86)
    Decrease in other liabilities                               (137)     (339)
                                                            --------- ---------
  Net cash provided by operating activities                    1,761       944
                                                            --------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                   (8,623)  (10,454)
  Purchase of securities held to maturity                     (1,217)      --
  Proceeds from maturities/issuer calls of securities
    available for sale                                         7,802    13,329
  Proceeds from maturities/issuer calls of securities
    held to maturity                                             373       635
  Net increase in loans                                       (2,224)   (3,988)
  Net purchases of premises and equipment                       (240)      (81)
                                                            --------- ---------
  Net cash used in investing activities                       (4,129)     (559)
                                                            --------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                          9,436    (1,302)
  Cash dividends paid                                           (332)     (271)
                                                            --------- ---------
  Net cash provided by (used in) financing activities          9,104    (1,573)
                                                            --------- ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               6,736    (1,188)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                20,907    24,016
                                                            --------- ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  27,643 $  22,828
                                                            ========= =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                 $   2,553 $   2,555
  Income taxes                                                    28       --
Non-cash transactions:
  Foreclosed loans transferred to other real estate               62       180
  Loans to facilitate the sale of other real estate               17        93
  Decrease in market value of securities
    available for sale                                          (483)     (169)

See Notes to Consolidated Financial Statements.

Statements Of Changes In Consolidated Shareholders' Equity

                        FIRST BANCORP AND SUBSIDIARIES
          STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY

                        Common Stock                                    Share-
(in thousands-      -------------------  Capital   Retained            holders'
  -unaudited)         Shares    Amount   Surplus   Earnings   Other     Equity
                    --------- --------- --------- --------- --------- ---------
BALANCES,
  December 31, 1996    3,016 $  15,082 $   3,831 $  14,173 $     146 $  33,232

Net income                                           1,126               1,126
Cash dividends
  declared                                            (392)               (392)
Net adjustment
  for securities
  available for sale                                            (318)     (318)
                    --------- --------- --------- --------- --------- ---------
BALANCES,
  March 31, 1997       3,016 $  15,082 $   3,831 $  14,907 $    (172)$  33,648
                    ========= ========= ========= ========= ========= =========

BALANCES,
  December 31, 1995    3,014 $  15,070 $   3,820 $  11,152 $     235 $  30,277

Net income                                           1,005               1,005
Cash dividends
  declared                                            (332)               (332)
Net adjustment
  for securities
  available for sale                                            (112)     (112)
                    --------- --------- --------- --------- --------- ---------
BALANCES,
  March 31, 1996       3,014 $  15,070 $   3,820 $  11,825 $     123 $  30,838
                    ========= ========= ========= ========= ========= =========

See Notes to Consolidated Financial Statements.

                        FIRST BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


($ in thousands-
  -unaudited)    For the Periods Ended March 31, 1997 and 1996

NOTE 1
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of March 31, 1997 and 1996 and the consolidated results of operations and consolidated cash flows for the periods ended
March 31, 1997 and 1996 and changes in consolidated shareholders' equity for the period ended March 31, 1997. Reference is made to the notes to consolidated financial statements for the year ended December 31, 1996 filed with the Annual Report on Form 10-KSB for a discussion of accounting policies and other relevant information with respect to the financial statements.

NOTE 2
The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. Earnings per share were computed by dividing net income by the weighted average common shares outstanding. Per share data and average common shares outstanding have been restated for the 2-for-1 stock split paid September 13, 1996. Common stock equivalents resulting from the Company's stock option plan were not considered in the earnings per share computation due to immateriality.

NOTE 3
Certain amounts reported in the period ended March 31, 1996 have been reclassified to conform with the presentation for March 31, 1997. These reclassifications had no effect on net income or shareholders' equity for the periods presented.

NOTE 4
Based on management's evaluation of the loan portfolio, current economic conditions and other risk factors, the Company's allowance for possible loan losses was $4,777,000 as of March 31, 1997 compared to $4,726,000 and $4,733,000 as of December 31, 1996 and March 31, 1996, respectively.
These reserve levels represented 2.12%, 2.12% and 2.20% of total loans as of March 31, 1997, December 31, 1996 and March 31, 1996, respectively. Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and foreclosed, repossessed and idled properties. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                   Mar 31,   Dec 31,   Mar 31,
($ in thousands)                                     1997      1996      1996
                                                  --------- --------- ---------
Nonperforming loans:
  Nonaccrual loans                               $   1,376 $   1,836 $   1,707
  Restructured loans                                   722       703       737
                                                  --------- --------- ---------
Total nonperforming loans                            2,098     2,539     2,444
Foreclosed, repossessed and idled
  properties (included in other assets)                410       572     1,450
                                                  --------- --------- ---------
Total nonperforming assets                       $   2,508 $   3,111 $   3,894
                                                  ========= ========= =========
Nonperforming loans as a percentage of total loans    0.93%     1.14%     1.13%
Allowance for possible loan losses as a percentage
  of nonperforming loans                            227.69%   186.14%   193.66%
Nonperforming assets as a percentage of loans and
  foreclosed, repossessed and idled properties        1.11%     1.39%     1.80%
Nonperforming assets as a percentage of
  total assets                                        0.73%     0.93%     1.21%

Item 2 - Management's Discussion and Analysis of Consolidated
           Results of Operations and Financial Condition

RESULTS OF OPERATIONS

     Net income for the quarter ended March 31, 1997 increased 12% to $1,126,000, or $0.37 per share, compared to $1,005,000, or $0.33 per share, for the first quarter of 1996. The earnings increase was primarily achieved through higher net interest income that principally resulted from increases in volumes and yields in the loan and securities portfolios. Earnings per share for 1996 have been restated to reflect the two-for-one stock split paid September 13, 1996 to shareholders of record August 30, 1996.

     Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets.
Net interest income increased by $455,000, or 12.2%, when comparing the first quarter of 1997 with the first quarter of 1996, primarily because of the growth in the volumes and yields on earning assets. This growth allowed earning assets to increase more rapidly than deposits.

     Under current conditions, future increases in market interest rates could have a negative impact on net interest income if portfolio mixes are held constant and rate-sensitive liabilities reprice upward more rapidly than rate-sensitive earning assets. The Company is experiencing a slight change in its loan mix to variable rate loans from fixed rate loans as well as a shift to savings, NOW and money market deposits from time deposits. Generally, the Company's goal is to manage portfolio mixes to minimize changes in net interest income due to changing market interest rates.

     The provision for possible loan losses for the first quarter of 1997 remained at $75,000, as it was for the first quarter of 1996, primarily because the improvement in asset quality essentially offset the modest growth in loans. Provisions for possible loan losses are based on management's evaluation of the loan portfolio, as discussed under "Financial Condition" below.

     Noninterest income increased slightly by $5,000, or less than 0.5%, for the first quarter primarily because growth in data processing and other fees was substantially offset by lower fees from service charges on deposit accounts and commissions from sales of credit insurance. The Company sold no securities in the first quarters of 1997 or 1996.

     Noninterest overhead expenses increased by $318,000, or 10.0%, for the first quarter of 1997, primarily because of expenses associated with opening branch offices in Seagrove, Lillington and Sanford--three new markets for the Company. Personnel expenses increased $229,000, or 14.3%, and other noninterest expenses increased $86,000, or 7.7%.

     Income taxes increased $21,000, or 4.2%, for the first quarter, while the effective tax rates were 31.8% and 33.4% for the quarters ended March 31, 1997 and 1996, respectively. The decrease in the effective tax rate was partially attributable to higher levels of tax-exempt interest income.

FINANCIAL CONDITION

     The Company's total assets were $345.2 million at March 31, 1997, an increase of $24.6 million, or 7.7%, from March 31, 1996. Interest-earning assets increased by 9% compared to March 31, 1996. Investment securities led the asset growth with an increase of 11.7 million, or 17.8%, while loans, the primary interest-earning asset, increased by 4.5% during this same period. Deposits increased $20.9 million, or 7.3% to support the asset growth. The increases in deposits were primarily in the categories of savings, NOW and money market deposits. The Company is experiencing a shift in the mix of its deposits to savings, NOW and money market accounts from time deposits. The Company's cost of funds has remained relatively low compared to that of its competitors. The Company does not rely heavily on large deposits of $100,000 or more to fund asset growth and has not traditionally engaged in obtaining deposits through brokers. Since December 31, 1996, the Company experienced annualized increases of 18%, 11.6% and 12.7% in earning assets, total assets and deposits, respectively.

NONPERFORMING ASSETS

     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days, restructured loans and foreclosed, repossessed and idled properties. The following table summarizes the Company's nonperforming assets at the dates indicated.

                                                   Mar 31,   Dec 31,   Mar 31,
($ in thousands)                                     1997      1996      1996
                                                  --------- --------- ---------
Nonperforming loans:
  Nonaccrual loans                               $   1,376 $   1,836 $   1,707
  Restructured loans                                   722       703       737
                                                  --------- --------- ---------
Total nonperforming loans                            2,098     2,539     2,444
Foreclosed, repossessed and idled
  properties (included in other assets)                410       572     1,450
                                                  --------- --------- ---------
Total nonperforming assets                       $   2,508 $   3,111 $   3,894
                                                  ========= ========= =========
Nonperforming loans as a percentage of total loans    0.93%     1.14%     1.13%
Allowance for possible loan losses as a percentage
  of nonperforming loans                            227.69%   186.14%   193.66%
Nonperforming assets as a percentage of loans and
  foreclosed, repossessed and idled properties        1.11%     1.39%     1.80%
Nonperforming assets as a percentage of
  total assets                                        0.73%     0.93%     1.21%

     Management has reviewed the collateral for the nonperforming assets, including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for possible loan losses discussed below.

     A loan is placed on nonaccrual status when, in management's judgment, the collection of interest appears doubtful. Interest on loans that are classified as nonaccrual is recognized when received. The accrual of interest is discontinued on all loans that become 90 days past due with respect to principal or interest. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms. If the nonaccrual loans and restructured loans as of March 31, 1997 and 1996 had been current in accordance with their original terms and had been outstanding throughout the three month periods (or since origination or acquisition if held for part of the three month periods), gross interest income in the amounts of approximately $35,000 and $43,000 for nonaccrual loans and $17,000 and $17,000 for restructured loans would have been recorded for the three months ended March 31, 1997 and 1996, respectively. Interest income on such loans that was actually collected and included in net income in the three months ended March 31, 1997 and 1996 amounted to approximately $40,000 and $10,000 for nonaccrual loans and $14,000 and $13,000 for restructured loans loans respectively. There have been no material changes in the levels of impaired loans since December 31, 1996.

     Nonperforming loans are defined as nonaccrual loans, loans past due 90 or more days and restructured loans. As of March 31, 1997, December 31, 1996 and March 31, 1996, nonperforming loans were approximately 0.93%, 1.14% and 1.13%, respectively, of the total loans outstanding at such dates.
Nonaccrual loans decreased $331,000, or 19%, to approximately $1,376,000 compared to March 31, 1996 and decreased approximately $460,000, or 25.1%, since year-end. As of March 31, 1997, the borrower with the largest aggregate balance of nonaccrual loan(s) owed an aggregate of approximately $389,000 while the overall average nonaccrual loan balance was approximately $38,000.

     In addition to the nonperforming loan amounts discussed above, management believes that an estimated $1,000,000-$1,500,000 of loans that are currently performing in accordance with their contractual terms may potentially develop problems depending upon the particular financial situations of the borrowers and economic conditions in general. These loans were considered in determining the appropriate level of the allowance for possible loan losses. See "Summary of Loan Loss Experience" below.

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

     As of March 31, 1997, the Company owned foreclosed and repossessed assets totaling approximately $410,000, which consisted principally of several parcels of foreclosed real estate. The Company's management has reviewed recent appraisals of these properties and has concluded that their fair values, less estimated costs to sell, equal or exceed their respective carrying values at March 31, 1997.

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

     Based on management's evaluation of the loan portfolio and economic conditions, a provision for possible loan losses of $75,000 was added to the allowance for possible loan losses during the first quarters of 1997 and 1996. At March 31, 1997, the allowance stood at $4,777,000, compared to $4,726,000 at December 31, 1996 and $4,733,000 at March 31, 1996. At
March 31, 1997, the allowance for possible loan losses was approximately 228% of total nonperforming loans, compared to corresponding percentages of 186% at December 31, 1996 and 194% at March 31, 1996.

     The allowance for possible loan losses was 2.12%, 2.12% and 2.20% of total loans as of March 31, 1997, December 31, 1996 and March 31, 1996 respectively. Management considers the reserve levels adequate to cover possible loan losses on the loans outstanding as of each reporting date. It must be emphasized, however, that the determination of the reserve using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for possible loan losses or future charges to earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for possible loan losses and losses on other real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available at the time of such examinations.

     For the periods indicated, the following table summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance arising from charge-offs and recoveries by category, and additions to the allowance that have been charged to expense.

                                                    Three               Three
                                                   Months      Year    Months
                                                    Ended     Ended     Ended
                                                   Mar 31,   Dec 31,   Mar 31,
($ in thousands)                                     1997      1996      1996
                                                  --------- --------- ---------
Loans outstanding at period end                  $ 225,171 $ 223,032 $ 215,422
                                                  ========= ========= =========
Average loans outstanding during period          $ 222,278 $ 217,900 $ 213,709
                                                  ========= ========= =========
Allowance for possible loan losses at
  beginning of period                            $   4,726 $   4,587 $   4,587

Loans charged off:
  Commercial, financial and agricultural               --       (209)      (45)
  Real estate - mortgage                              (110)     (196)      (86)
  Installment loans to individuals                    (104)     (311)      (21)
                                                  --------- --------- ---------
  Total charge-offs                                   (214)     (716)     (152)
                                                  --------- --------- ---------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural                73       114         6
  Real estate - mortgage                                 6       127        62
  Installment loans to individuals                      78       113        47
  Other                                                 33       176       108
                                                  --------- --------- ---------
  Total recoveries                                     190       530       223
                                                  --------- --------- ---------
Net recoveries (charge-offs)                           (24)     (186)       71

Additions to the allowance charged to expense           75       325        75
                                                  --------- --------- ---------
Allowance for possible loan losses at
  end of period                                  $   4,777 $   4,726 $   4,733
                                                  ========= ========= =========
Ratios:
  Annualized net charge-offs (recoveries)
    to average loans during period                    0.04%     0.09%    -0.13%
  Annualized net charge-offs (recoveries)
    to loans at end of period                         0.04%     0.08%    -0.13%
  Allowance for possible loan losses to
    average loans during period                       2.15%     2.17%     2.21%
  Allowance for possible loan losses to
    loans at end of period                            2.12%     2.12%     2.20%
  Annualized net charge-offs (recoveries)
    to allowance for possible loan losses             2.01%     3.94%    -6.00%
  Net charge-offs (recoveries)
    to provision for possible loan losses            32.00%    57.23%   -94.67%

     Based on the results of the aforementioned loan analysis and grading program and management's evaluation of the allowance for possible loan losses at March 31, 1997, there have been no material changes to the allocation of the allowance for possible loan losses among the various categories of loans since December 31, 1996.

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

CAPITAL RESOURCES

     The Company is required by its own policies and by applicable federal regulations to maintain certain capital levels. The Company's ratio of stated capital to total assets equaled or exceeded 10% as of March 31, 1997 and 1996 and December 31, 1996. In an effort to achieve a measurement of capital adequacy that is sensitive to the individual risk profiles of financial institutions, the various financial institution regulators have minimum capital guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to the financial institution's relative level of those capital components and the level of risk associated with various types of assets of that financial institution. The guidelines call for minimum adjusted capital of 8% of risk-adjusted assets. As of March 31, 1997, the Company's total risk-based capital ratio was approximately 13.6%.

     In addition to the risk-based capital requirements described above, the Company is subject to a leverage capital requirement, which calls for a minimum ratio of leverage capital, as defined in the regulations, to quarterly average total assets of 3-5%. As of March 31, 1997, the Company's leverage capital ratio was approximately 8.5%.

     The Company is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.

     As of March 31, 1997, December 31, 1996 and March 31, 1996, the Company was in compliance with all existing capital requirements, as summarized in the following table:

                                                   Mar 31,   Dec 31,   Mar 31,
($ in thousands)                                     1997      1996      1996
                                                  --------- --------- ---------
Tier I capital:
    Total stated shareholders' equity            $  33,648 $  33,232 $  30,838
    Less:  Intangible assets                         5,459     5,834     6,261
           Unrealized holding gain (loss)
             on securities available for
             sale, net of income taxes                (172)      146       123
                                                  --------- --------- ---------
Total Tier I leverage capital                       28,361    27,252    24,454

Tier II capital:
    Allowable allowance for loan losses              2,840     2,789     2,713
                                                  --------- --------- ---------
Total capital                                    $  31,201 $  30,041 $  27,167
                                                  ========= ========= =========

Risk-adjusted assets                             $ 232,497 $ 229,084 $ 223,424
Tier I risk-adjusted assets (includes Tier I
  capital adjustments)                             227,210   223,104   217,040
Tier II risk-adjusted assets (includes Tiers I
  and II capital adjustments)                      230,050   225,893   219,753
Quarterly average total assets                     339,878   333,337   318,630
Adjusted quarterly average total assets
  (includes Tier I capital adjustments)            334,591   327,357   312,246

Risk-based capital ratios:
    Tier I capital                                   12.48%    12.21%    11.27%
    Minimum required Tier I capital                   4.00%     4.00%     4.00%
    Total risk-based capital                         13.56%    13.30%    12.36%
    Minimum required total risk-based capital         8.00%     8.00%     8.00%
Leverage capital ratios:
    Tier I leverage capital ratio                     8.48%     8.32%     7.83%
    Minimum required Tier I leverage capital       3-5.00%   3-5.00%   3-5.00%

FORWARD LOOKING STATEMENTS

     The foregoing discussion may contain forward looking statements within the meaning of the Private Securities Litigation Reform Act. The accuracy of such forward looking statements could be affected by such factors as, including but not limited to, the financial success or changing strategies of the Company's customers, actions of government regulators, or general economic conditions.

Part II.  Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a)       Exhibits
          The following exhibits are filed with this report or, as noted, are incorporated by reference. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

   3.a.i Copy of Articles of Incorporation of the Registrant and amendments thereto, was filed as Exhibit 3(a) to the Registrant's Registration Statement Number 33-12692, and is incorporated herein by reference.

   3.a.ii Copy of the amendment to Articles of Incorporation- adding a new
          Article Nine, filed as exhibit 3(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, and is incorporated herein by reference.

   3.b.i Copy of the Bylaws of the Registrant and amendments thereto, was filed as Exhibit 3(b) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference.

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

  10.f First Bancorp Employees' Pension Plan, as amended on August 16, 1994, was filed as Exhibit 10(g) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference. (*)

  10.g First Bancorp Senior Management Supplemental Executive Retirement Plan dated May 31, 1993, was filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and is incorporated herein by reference. (*)

  10.h First Bancorp Senior Management Split-Dollar Life Insurance Agreements between the Company and the Executive Officers, as amended on December 22, 1994, was filed as Exhibit 10(i) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference. (*)

  10.i First Bancorp 1994 Stock Option Plan was filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994, and is incorporated herein by reference. (*)

  10.j Severance Agreement between the Company and James A. Gunter dated October 12, 1995, was filed as Exhibit 10(m) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and is incorporated herein by reference. (*)

  10.k Settlement Agreement dated December 29, 1995 among the Company's bank subsidiary, First Bank, and Prudential Securities, Incorporated; Cranford B. Garner, Timothy E. Garner, C.B. Garner Incorporated and others was filed as Exhibit 10(n) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and is incorporated herein by reference.

  10.l Severance Agreement between the Company and Patrick A. Meisky dated December 29, 1995, was filed as Exhibit 10(o) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and is incorporated herein by reference. (*)

  10.m Amendment to the First Bancorp Savings Plus and Profit Sharing Plan (401(k) savings incentive plan and trust), dated December 17, 1996, was filed as Exhibit 10(m) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and is incorporated herein by reference. (*)

  27      Financial Data Schedules pursuant to Article 9 of Regulation S-X.

(b) There were no reports filed on Form 8-K during the quarter ended March 31, 1997.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                FIRST BANCORP

          May 12, 1997                  BY:    James H. Garner
          -------------------           -----------------------------
                                               James H. Garner
                                                  President
                                        (Principal Executive Officer),
                                            Treasurer and Director

          May 12, 1997                  BY:    Anna G. Hollers
          -------------------           -----------------------------
                                               Anna G. Hollers
                                           Executive Vice President
                                                and Secretary

          May 12, 1997                  BY:    Kirby A. Tyndall
          -------------------           -----------------------------
                                               Kirby A. Tyndall
                                            Senior Vice President
                                         and Chief Financial Officer