Form 10-Q
period 1997-06-30
FIRST BANCORP /NC/
filed 1997-08-01
CIK 811589

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

                        For the quarterly period ended
                                  June 30, 1997
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

                        [ X ]   YES         [   ]   NO

     As of June 30, 1997, 3,016,370 shares of the registrant's Common
Stock, $5 par value, were outstanding. The registrant had no other classes of securities outstanding.

     Transitional Small Business Format     [   ]   YES         [ X ]   NO



===============================================================================
                        EXHIBIT INDEX BEGINS ON PAGE 19

                                     INDEX
                        FIRST BANCORP AND SUBSIDIARIES


                                                                          Page

Part I.  Financial Information

Item 1 - Financial Statements
  CONSOLIDATED BALANCE SHEETS -
  June 30, 1997 and 1996
  (With Comparative Amounts at December 31, 1996)                            3

  STATEMENTS OF CONSOLIDATED INCOME -
  For the Periods Ended June 30, 1997 and 1996                               4

  STATEMENTS OF CONSOLIDATED CASH FLOWS -
  For the Periods Ended June 30, 1997 and 1996                               5

  STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY -
  For the Periods Ended June 30, 1997 and 1996                               6

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 7

Item 2 - Management's Discussion and Analysis of Consolidated
           Results of Operations and Financial Condition                     8


Part II.  Other Information

Item 6 - Exhibits and Reports on Form 8-K                                   15

Signatures                                                                  18

Exhibit Cross Reference Index                                               19

Part I.  Financial Information
Item 1 - Financial Statements
Consolidated Balance Sheets

                        FIRST BANCORP AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                   Jun 30,   Dec 31,   Jun 30,
($ in thousands--unaudited)                          1997      1996      1996
                                                  --------- --------- ---------
ASSETS
Cash & due from banks, noninterest bearing       $  17,345 $  15,882 $  16,165
Due from banks, interest bearing                         8       --        --
Federal funds sold                                     --      5,025     5,125
                                                  --------- --------- ---------
  Total cash and cash equivalents                   17,353    20,907    21,290
                                                  --------- --------- ---------

Securities available for sale (approximate
  costs of $57,639, $53,721 and $51,448)            57,765    53,942    51,185
Securities held to maturity (approximate
  fair values of $21,328, $22,717 and $19,947)      20,824    22,323    19,664

Presold mortgages in process of settlement             738     1,395       765

Loans, net of unearned income                      247,220   223,032   219,838
  Less: Allowance for possible loan losses          (4,755)   (4,726)   (4,758)
                                                  --------- --------- ---------
  Net loans                                        242,465   218,306   215,080
                                                  --------- --------- ---------
Premises and equipment, net                          7,919     7,722     8,066
Accrued interest receivable                          2,778     2,412     2,254
Intangible assets                                    5,319     5,834     6,119
Other                                                2,612     2,609     3,167
                                                  --------- --------- ---------
Total assets                                     $ 357,773 $ 335,450 $ 327,590
                                                  ========= ========= =========

LIABILITIES
Deposits:  Demand                                $  47,954 $  45,002 $  44,334
           Savings, NOW and money market           119,472   107,605   103,890
           Time deposits of $100,000 or more        33,547    33,526    33,864
           Other time deposits                     117,835   111,728   110,070
                                                  --------- --------- ---------
           Total deposits                          318,808   297,861   292,158
Accrued interest on deposits                         1,914     1,882     1,787
Other                                                2,300     2,475     2,391
                                                  --------- --------- ---------
Total liabilities                                  323,022   302,218   296,336
                                                  --------- --------- ---------
SHAREHOLDERS' EQUITY
Common stock, $5 par value per share
  Authorized:  12,500,000 shares
  Issued and outstanding:  3,016,370,
    3,016,370 and 3,014,170 shares                  15,082    15,082    15,070
Capital surplus                                      3,831     3,831     3,820
Retained earnings                                   15,754    14,173    12,537
Unrealized gain (loss) on securities
  available for sale, net of income taxes               84       146      (173)
                                                  --------- --------- ---------
Total shareholders' equity                          34,751    33,232    31,254
                                                  --------- --------- ---------
Total liabilities and shareholders' equity       $ 357,773 $ 335,450 $ 327,590
                                                  ========= ========= =========

See Notes to Consolidated Financial Statements.

Statements Of Consolidated Income

                        FIRST BANCORP AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME

                                        Three Months Ended    Six Months Ended
  ($ in thousands except                      Jun 30,             Jun 30,
per share data--unaudited)                 1997      1996      1997      1996
                                        --------- --------- --------- ---------
INTEREST INCOME
Interest and fees on loans             $   5,874 $   5,259 $  11,223 $  10,380
Interest on investment securities:
  Taxable interest income                    960       705     1,855     1,351
  Exempt from income taxes                   303       267       619       542
Other, principally federal funds sold        106       160       273       326
                                        --------- --------- --------- ---------
  Total interest income                    7,243     6,391    13,970    12,599
                                        --------- --------- --------- ---------
INTEREST EXPENSE
Time deposits of $100,000 or more            476       445       938       865
Other time and savings deposits            2,194     2,000     4,265     4,049
Federal funds purchased                        3       --          3       --
                                        --------- --------- --------- ---------
  Total interest expense                   2,673     2,445     5,206     4,914
                                        --------- --------- --------- ---------
NET INTEREST INCOME                        4,570     3,946     8,764     7,685
Provision for possible loan losses           125        75       200       150
                                        --------- --------- --------- ---------
NET INTEREST INCOME AFTER PROVISION
  FOR POSSIBLE LOAN LOSSES                 4,445     3,871     8,564     7,535
                                        --------- --------- --------- ---------
OTHER INCOME
Service charges on deposit accounts          620       624     1,227     1,256
Commissions from insurance sales              75        87       149       195
Other charges, commissions and fees          156       233       418       450
Data processing fees                          69        62       142       116
                                        --------- --------- --------- ---------
  Total other income                         920     1,006     1,936     2,017
                                        --------- --------- --------- ---------
OTHER EXPENSES
Salaries                                   1,522     1,397     3,038     2,677
Employee benefits                            384       321       704       648
                                        --------- --------- --------- ---------
  Total personnel expense                  1,906     1,718     3,742     3,325
Net occupancy expense                        232       238       468       474
Equipment related expenses                   218       208       429       416
Other                                      1,150     1,111     2,352     2,227
                                        --------- --------- --------- ---------
  Total other expenses                     3,506     3,275     6,991     6,442
                                        --------- --------- --------- ---------
INCOME BEFORE INCOME TAXES                 1,859     1,602     3,509     3,110
Income taxes                                 620       559     1,144     1,062
                                        --------- --------- --------- ---------
NET INCOME                             $   1,239 $   1,043 $   2,365 $   2,048
                                        ========= ========= ========= =========
PER SHARE AMOUNTS
Net income                             $    0.41 $    0.35 $    0.78 $    0.68
Cash dividends declared                     0.13      0.11      0.26      0.22

See Notes to Consolidated Financial Statements.

Statements Of Consolidated Cash Flows

                        FIRST BANCORP AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                              Six Months Ended
                                                                  Jun 30,
($ in thousands--unaudited)                                    1997      1996
                                                            --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $   2,365 $   2,048
  Adjustments to reconcile net income to
  net cash provided by operations:
    Provision for loan losses                                    200       150
    Net security premium amortization/discount accretion         (13)      (13)
    Loan fees and costs deferred net of amortization               5       (15)
    Depreciation of premises and equipment                       352       372
    Amortization of intangible assets                            279       283
    Realized and unrealized other real estate losses              16        49
    Provision for deferred income taxes                          (16)      226
  Changes in operating assets and liabilities:
    Decrease (increase) in accrued interest receivable          (366)      118
    Decrease (increase) in intangible assets                     236       (96)
    Decrease in other assets                                     768     1,032
    Increase (decrease) in accrued interest payable               32      (102)
    Increase (decrease) in other liabilities                    (235)      472
                                                            --------- ---------
  Net cash provided by operating activities                    3,623     4,524
                                                            --------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                  (16,370)  (25,956)
  Purchase of securities held to maturity                     (1,220)   (1,626)
  Proceeds from maturities/issuer calls of securities
    available for sale                                        12,481    23,786
  Proceeds from maturities/issuer calls of securities
    held to maturity                                           2,704     1,740
  Net increase in loans                                      (24,446)   (8,639)
  Net purchases of premises and equipment                       (549)     (395)
                                                            --------- ---------
  Net cash used in investing activities                      (27,400)  (11,090)
                                                            --------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                    20,947     4,443
  Cash dividends paid                                           (724)     (603)
                                                            --------- ---------
  Net cash provided by financing activities                   20,223     3,840
                                                            --------- ---------
DECREASE IN CASH AND CASH EQUIVALENTS                         (3,554)   (2,726)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                20,907    24,016
                                                            --------- ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  17,353 $  21,290
                                                            ========= =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                 $   5,174 $   5,016
  Income taxes                                                 1,015       671
Non-cash transactions:
  Foreclosed loans transferred to other real estate               82       359
  Loans to facilitate the sale of other real estate               17        93
  Decrease in market value of securities
    available for sale                                           (94)     (617)

See Notes to Consolidated Financial Statements.

Statements Of Changes In Consolidated Shareholders' Equity

                        FIRST BANCORP AND SUBSIDIARIES
          STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY

                        Common Stock                                    Share-
(in thousands-      -------------------  Capital   Retained            holders'
  -unaudited)         Shares    Amount   Surplus   Earnings   Other     Equity
                    --------- --------- --------- --------- --------- ---------
BALANCES,
  December 31, 1996    3,016 $  15,082 $   3,831 $  14,173 $     146 $  33,232

Net income                                           2,365               2,365
Cash dividends
  declared                                            (784)               (784)
Net adjustment
  for securities
  available for sale                                             (62)      (62)
                    --------- --------- --------- --------- --------- ---------
BALANCES,
  June 30, 1997        3,016 $  15,082 $   3,831 $  15,754 $      84 $  34,751
                    ========= ========= ========= ========= ========= =========

BALANCES,
  December 31, 1995    3,014 $  15,070 $   3,820 $  11,152 $     235 $  30,277

Net income                                           2,048               2,048
Cash dividends
  declared                                            (663)               (663)
Net adjustment
  for securities
  available for sale                                            (408)     (408)
                    --------- --------- --------- --------- --------- ---------
BALANCES,
  June 30, 1996        3,014 $  15,070 $   3,820 $  12,537 $    (173)$  31,254
                    ========= ========= ========= ========= ========= =========

See Notes to Consolidated Financial Statements.

                        FIRST BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


($ in thousands-
  -unaudited)    For the Periods Ended June 30, 1997 and 1996

NOTE 1
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of June 30, 1997 and 1996 and the consolidated results of operations and consolidated cash flows for the periods ended
June 30, 1997 and 1996 and changes in consolidated shareholders' equity for the period ended June 30, 1997. Reference is made to the notes to consolidated financial statements for the year ended December 31, 1996 filed with the Annual Report on Form 10-KSB for a discussion of accounting policies and other relevant information with respect to the financial statements.

NOTE 2
The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. Earnings per share were computed by dividing net income by the weighted average common shares outstanding. Per share data and average common shares outstanding have been restated for the 2-for-1 stock split paid September 13, 1996. Common stock equivalents resulting from the Company's stock option plan were not considered in the earnings per share computation due to immateriality.

NOTE 3
Certain amounts reported in the period ended June 30, 1996 have been reclassified to conform with the presentation for June 30, 1997. These reclassifications had no effect on net income or shareholders' equity for the periods presented.

NOTE 4
Based on management's evaluation of the loan portfolio, current economic conditions and other risk factors, the Company's allowance for possible loan losses was $4,755,000 as of June 30, 1997 compared to $4,726,000 and $4,758,000 as of December 31, 1996 and June 30, 1996, respectively.
These reserve levels represented 1.92%, 2.12% and 2.16% of total loans as of June 30, 1997, December 31, 1996 and June 30, 1996, respectively. Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and foreclosed, repossessed and idled properties. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                   Jun 30,   Dec 31,   Jun 30,
($ in thousands)                                     1997      1996      1996
                                                  --------- --------- ---------
Nonperforming loans:
  Nonaccrual loans                               $     678 $   1,836 $   1,396
  Restructured loans                                   712       703       793
                                                  --------- --------- ---------
Total nonperforming loans                            1,390     2,539     2,189
Foreclosed, repossessed and idled
  properties (included in other assets)                407       572       836
                                                  --------- --------- ---------
Total nonperforming assets                       $   1,797 $   3,111 $   3,025
                                                  ========= ========= =========
Nonperforming loans as a percentage of total loans    0.56%     1.14%     1.00%
Allowance for possible loan losses as a percentage
  of nonperforming loans                            342.09%   186.14%   217.36%
Nonperforming assets as a percentage of loans and
  foreclosed, repossessed and idled properties        0.73%     1.39%     1.37%
Nonperforming assets as a percentage of
  total assets                                        0.50%     0.93%     0.92%

Item 2 - Management's Discussion and Analysis of Consolidated
           Results of Operations and Financial Condition

RESULTS OF OPERATIONS

     Net income for the quarter ended June 30, 1997 increased 18.8% to $1,239,000, or $0.41 per share, compared to $1,043,000, or $0.35 per share, for the second quarter of 1996. The earnings increase was primarily achieved through higher net interest income that principally resulted from increases in volumes in the loan and securities portfolios. For substantially the same reasons, net income for the six months ended June 30, 1997 increased 15.5% to $2,365,000, or $0.78 per share, from $2,048,000, or $0.68 cents per share, for the same period in 1996. Earnings per share for 1996 have been restated to reflect the two-for-one stock split paid September 13, 1996 to shareholders of record August 30, 1996.

     Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets.
Net interest income increased by $624,000, or 15.8%, when comparing the second quarter of 1997 with the second quarter of 1996, primarily because of the growth in the volumes of interest-earning assets. This growth allowed earning assets to increase more rapidly than deposits. For substantially the same reasons, net interest income for the six months ended June 30, 1997 increased by $1,079,000, or 14%, compared to the same period in 1996.

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

     The provision for possible loan losses for the second quarter increased $50,000, or 66.7%, to $125,000 from $75,000 for the second quarter of 1996.
For the six months ended June 30, 1997, provisions for possible loan losses increased by $50,000, or 33.3%. The provisions were considered prudent in light of the significant loan growth experienced by the Company. Also supporting the higher provisions were increases in net charge-offs primarily attributable to lower recoveries. Provisions for possible loan losses are based on management's evaluation of the loan portfolio, as discussed under "Financial Condition" below.

     Noninterest income decreased $86,000, or 8.5%, for the second quarter. For the six months ended June 30, 1997, noninterest income decreased $81,000, or 4%. The Company sold no securities in the second quarters of 1997 or 1996.

     Noninterest overhead expenses increased by $231,000, or 7.1%, for the second quarter of 1997, primarily because of expenses associated with opening branch offices in Seagrove, Lillington and Sanford--three new markets for the Company. Personnel expenses increased $188,000, or 10.9%, and other noninterest expenses increased $39,000. For substantially the same reasons, noninterest expenses increased by $549,000, or 8.5%, for the six months ended June 30, 1997.

     Income taxes increased $61,000, or 10.9%, for the second quarter, while the effective tax rates were 33.4% and 34.9% for the quarters ended June 30, 1997 and 1996, respectively. The decrease in the effective tax rate was partially attributable to higher levels of tax-exempt interest income. For substantially the same reasons, income taxes for the six months ended June 30, 1997 increased $82,000, or 7.7%, resulting in an effective tax rate of 32.6% compared to 34.1% for the same six month period of 1996.

FINANCIAL CONDITION

     The Company's total assets were $357.8 million at June 30, 1997, an increase of $30.2 million, or 9.2%, from June 30, 1996. Interest-earning assets increased by 10.1% compared to June 30, 1996. Loans, the primary interest-earning asset, increased by 12.5% during this same period. Deposits increased $26.7 million, or 9.1% to support the asset growth. The increases in deposits were primarily in the categories of savings, NOW and money market deposits. The Company is experiencing a shift in the mix of its deposits to savings, NOW and money market accounts from time deposits. The Company's cost of funds has remained relatively low compared to that of its competitors. The Company does not rely heavily on large deposits of $100,000 or more to fund asset growth and has not traditionally engaged in obtaining deposits through brokers. Since December 31, 1996, the Company experienced increases of 7.1%, 6.7% and 7% in earning assets, total assets and deposits, respectively.

NONPERFORMING ASSETS

     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days, restructured loans and foreclosed, repossessed and idled properties. The following table summarizes the Company's nonperforming assets at the dates indicated.

                                                   Jun 30,   Dec 31,   Jun 30,
($ in thousands)                                     1997      1996      1996
                                                  --------- --------- ---------
Nonperforming loans:
  Nonaccrual loans                               $     678 $   1,836 $   1,396
  Restructured loans                                   712       703       793
                                                  --------- --------- ---------
Total nonperforming loans                            1,390     2,539     2,189
Foreclosed, repossessed and idled
  properties (included in other assets)                407       572       836
                                                  --------- --------- ---------
Total nonperforming assets                       $   1,797 $   3,111 $   3,025
                                                  ========= ========= =========
Nonperforming loans as a percentage of total loans    0.56%     1.14%     1.00%
Allowance for possible loan losses as a percentage
  of nonperforming loans                            342.09%   186.14%   217.36%
Nonperforming assets as a percentage of loans and
  foreclosed, repossessed and idled properties        0.73%     1.39%     1.37%
Nonperforming assets as a percentage of
  total assets                                        0.50%     0.93%     0.92%

     Management has reviewed the collateral for the nonperforming assets, including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for possible loan losses discussed below.

     A loan is placed on nonaccrual status when, in management's judgment, the collection of interest appears doubtful. Interest on loans that are classified as nonaccrual is recognized when received. The accrual of interest is discontinued on all loans that become 90 days past due with respect to principal or interest. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms. If the nonaccrual loans and restructured loans as of June 30, 1997 and 1996 had been current in accordance with their original terms and had been outstanding throughout the six month periods (or since origination or acquisition if held for part of the six month periods), gross interest income in the amounts of approximately $33,000 and $70,000 for nonaccrual loans and $34,000 and $36,000 for restructured loans would have been recorded for the six months ended June 30, 1997 and 1996, respectively. Interest income on such loans that was actually collected and included in net income in the six months ended June 30, 1997 and 1996 amounted to approximately $9,000 and $8,000 for nonaccrual loans and $31,000 and $30,000 for restructured loans loans respectively. There have been no material changes in the levels of impaired loans since December 31, 1996.

     Nonperforming loans are defined as nonaccrual loans, loans past due 90 or more days and restructured loans. As of June 30, 1997, December 31, 1996 and June 30, 1996, nonperforming loans were approximately 0.56%, 1.14% and 1.00%, respectively, of the total loans outstanding at such dates.
Nonaccrual loans decreased $718,000, or 51%, to approximately $678,000 compared to June 30, 1996 and decreased approximately $1,158,000, or 63.1%, since year-end. As of June 30, 1997, the borrower with the largest aggregate balance of nonaccrual loan(s) owed an aggregate of approximately $119,000 while the overall average nonaccrual loan balance was approximately $16,000.

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

      As of June 30, 1997, the Company owned foreclosed and repossessed assets totaling approximately $407,000, which consisted principally of several parcels of foreclosed real estate. The Company's management has reviewed recent appraisals of these properties and has concluded that their fair values, less estimated costs to sell, equal or exceed their respective carrying values at June 30, 1997.

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

     Based on management's evaluation of the loan portfolio and economic conditions, a provision for possible loan losses of $125,000 was added to the allowance for possible loan losses during the second quarter of 1997, which brought the year-to-date provision to $200,000. The quarterly provision for loan losses made during 1997 was greater than that made during the corresponding period of 1996 because of the significant loan growth experienced by the Company and increased net charge-offs primarily attributable to lower recoveries. The year-to-date provision for possible loan losses increased $50,000, or 33.3%, for substantially the same reasons. At June 30, 1997, the allowance stood at $4,755,000, compared to $4,726,000 at December 31, 1996 and $4,758,000 at June 30, 1996. At June 30, 1997, the
allowance for possible loan losses was approximately 342% of total nonperforming loans, compared to corresponding percentages of 186% at December 31, 1996 and 217% at June 30, 1996.

     The allowance for possible loan losses was 1.92%, 2.12% and 2.16% of total loans as of June 30, 1997, December 31, 1996 and June 30, 1996 respectively. The reduction in this ratio to 1.92% at June 30, 1997 was supported by lower levels of nonperforming loans. Management considers the reserve levels adequate to cover possible loan losses on the loans outstanding as of each reporting date. It must be emphasized, however, that the determination of the reserve using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for possible loan losses or future charges to earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for possible loan losses and losses on other real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available at the time of such examinations.

     For the periods indicated, the following table summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance arising from charge-offs and recoveries by category, and additions to the allowance that have been charged to expense.

                                                     Six                 Six
                                                   Months      Year    Months
                                                    Ended     Ended     Ended
                                                   Jun 30,   Dec 31,   Jun 30,
($ in thousands)                                     1997      1996      1996
                                                  --------- --------- ---------
Loans outstanding at period end                  $ 247,220 $ 223,032 $ 219,838
                                                  ========= ========= =========
Average loans outstanding during period          $ 229,095 $ 217,900 $ 215,676
                                                  ========= ========= =========
Allowance for possible loan losses at
  beginning of period                            $   4,726 $   4,587 $   4,587

Loans charged off:
  Commercial, financial and agricultural               (15)     (209)      (45)
  Real estate - mortgage                              (199)     (196)     (104)
  Installment loans to individuals                    (153)     (311)     (155)
                                                  --------- --------- ---------
  Total charge-offs                                   (367)     (716)     (304)
                                                  --------- --------- ---------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural                79       114        63
  Real estate - mortgage                                34       127       118
  Installment loans to individuals                     132       113        59
  Other                                                (49)      176        85
                                                  --------- --------- ---------
  Total recoveries                                     196       530       325
                                                  --------- --------- ---------
Net recoveries (charge-offs)                          (171)     (186)       21

Additions to the allowance charged to expense          200       325       150
                                                  --------- --------- ---------
Allowance for possible loan losses at
  end of period                                  $   4,755 $   4,726 $   4,758
                                                  ========= ========= =========
Ratios:
  Annualized net charge-offs (recoveries)
    to average loans during period                    0.15%     0.09%    -0.02%
  Annualized net charge-offs (recoveries)
    to loans at end of period                         0.14%     0.08%    -0.02%
  Allowance for possible loan losses to
    average loans during period                       2.08%     2.17%     2.21%
  Allowance for possible loan losses to
    loans at end of period                            1.92%     2.12%     2.16%
  Annualized net charge-offs (recoveries)
    to allowance for possible loan losses             7.19%     3.94%    -0.88%
  Net charge-offs (recoveries)
    to provision for possible loan losses            85.50%    57.23%   -14.00%

     Based on the results of the aforementioned loan analysis and grading program and management's evaluation of the allowance for possible loan losses at June 30, 1997, there have been no material changes to the allocation of the allowance for possible loan losses among the various categories of loans since December 31, 1996.

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

CAPITAL RESOURCES

     The Company is required by its own policies and by applicable federal regulations to maintain certain capital levels. The Company's ratio of stated capital to total assets equaled or exceeded 10% as of June 30, 1997 and 1996 and December 31, 1996. In an effort to achieve a measurement of capital adequacy that is sensitive to the individual risk profiles of financial institutions, the various financial institution regulators have minimum capital guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to the financial institution's relative level of those capital components and the level of risk associated with various types of assets of that financial institution. The guidelines call for minimum adjusted capital of 8% of risk-adjusted assets. As of June 30, 1997, the Company's total risk-based capital ratio was approximately 13.1%.

     In addition to the risk-based capital requirements described above, the Company is subject to a leverage capital requirement, which calls for a minimum ratio of leverage capital, as defined in the regulations, to quarterly average total assets of 3-5%. As of June 30, 1997, the Company's leverage capital ratio was approximately 8.5%.

     The Company is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.

     As of June 30, 1997, December 31, 1996 and June 30, 1996, the Company was in compliance with all existing capital requirements, as summarized in the following table:

                                                   Jun 30,   Dec 31,   Jun 30,
($ in thousands)                                     1997      1996      1996
                                                  --------- --------- ---------
Tier I capital:
    Total stated shareholders' equity            $  34,751 $  33,232 $  31,254
    Less:  Intangible assets                         5,319     5,834     6,119
           Unrealized holding gain (loss)
             on securities available for
             sale, net of income taxes                  84       146      (173)
                                                  --------- --------- ---------
Total Tier I leverage capital                       29,348    27,252    25,308

Tier II capital:
    Allowable allowance for loan losses              3,065     2,789     2,764
                                                  --------- --------- ---------
Total capital                                    $  32,413 $  30,041 $  28,072
                                                  ========= ========= =========

Risk-adjusted assets                             $ 250,565 $ 229,084 $ 227,059
Tier I risk-adjusted assets (includes Tier I
  capital adjustments)                             245,162   223,104   221,113
Tier II risk-adjusted assets (includes Tiers I
  and II capital adjustments)                      248,227   225,893   223,877
Quarterly average total assets                     350,746   333,337   325,912
Adjusted quarterly average total assets
  (includes Tier I capital adjustments)            345,343   327,357   319,966

Risk-based capital ratios:
    Tier I capital                                   11.97%    12.21%    11.45%
    Minimum required Tier I capital                   4.00%     4.00%     4.00%
    Total risk-based capital                         13.06%    13.30%    12.54%
    Minimum required total risk-based capital         8.00%     8.00%     8.00%
Leverage capital ratios:
    Tier I leverage capital ratio                     8.50%     8.32%     7.91%
    Minimum required Tier I leverage capital       3-5.00%   3-5.00%   3-5.00%

FORWARD LOOKING STATEMENTS

     The foregoing discussion may contain forward looking statements within the meaning of the Private Securities Litigation Reform Act. The accuracy of such forward looking statements could be affected by such factors as, but not limited to, the financial success or changing strategies of the Company's customers, actions of government regulators, or general economic conditions.

Part II.  Other Information

Item 4 - Submission of Matters to a Vote of Shareholders

     The following proposals were considered and acted upon at the annual meeting of shareholders of the Company held on April 24, 1997:

          Proposal 1
          A proposal to fix the number of directors to be elected at twelve
          (12).

               For  2,559,585  Against      7,744  Abstain        0

          Proposal 2
          A proposal to elect the following twelve (12) nominees to the Board of Directors to serve until the 1998 Annual Meeting of Shareholders, or until their successors are elected and qualified:

                                                    Voted   Withheld
                                                     For    Authority

          Jack D. Briggs                          2,564,909     2,420
          David L. Burns                          2,564,909     2,420
          Jesse S. Capel                          2,564,909     2,420
          James H. Garner                         2,564,909     2,420
          George R. Perkins, Jr.                  2,564,909     2,420
          G. T. Rabe, Jr.                         2,564,909     2,420
          John J. Russell                         2,564,909     2,420
          Frederick H. Taylor                     2,564,909     2,420
          Edward T. Taws                          2,564,909     2,420
          Goldie H. Wallace                       2,522,750    44,579
          A. Jordan Washburn                      2,564,909     2,420
          John C. Willis                          2,564,909     2,420

          Proposal 3
          A proposal to ratify the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the current fiscal year.

               For  2,560,440  Against      4,516  Abstain      2,373

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

  10.f First Bancorp Employees' Pension Plan, as amended on August 16, 1994, was filed as Exhibit 10(g) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference. (*)

  10.g First Bancorp Senior Management Supplemental Executive Retirement Plan dated May 31, 1993, was filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and is incorporated herein by reference. (*)

  10.h First Bancorp Senior Management Split-Dollar Life Insurance Agreements between the Company and the Executive Officers, as amended on December 22, 1994, was filed as Exhibit 10(i) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference. (*)

  10.i First Bancorp 1994 Stock Option Plan was filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994, and is incorporated herein by reference. (*)

  10.j Severance Agreement between the Company and James A. Gunter dated October 12, 1995, was filed as Exhibit 10(m) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and is incorporated herein by reference. (*)

  10.k Severance Agreement between the Company and Patrick A. Meisky dated December 29, 1995, was filed as Exhibit 10(o) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and is incorporated herein by reference. (*)

  10.l Amendment to the First Bancorp Savings Plus and Profit Sharing Plan (401(k) savings incentive plan and trust), dated December 17, 1996, was filed as Exhibit 10(m) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and is incorporated herein by reference. (*)

  10.m Purchase and Assumption Agreement dated June 18, 1997 between First Union National Bank and First Bank.

  27      Financial Data Schedules pursuant to Article 9 of Regulation S-X.

(b) There were no reports filed on Form 8-K during the quarter ended June 30, 1997.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                FIRST BANCORP

          July 31, 1997                 BY:    James H. Garner
          -------------------           -----------------------------
                                               James H. Garner
                                                  President
                                        (Principal Executive Officer),
                                            Treasurer and Director

          July 31, 1997                 BY:    Anna G. Hollers
          -------------------           -----------------------------
                                               Anna G. Hollers
                                           Executive Vice President
                                                and Secretary

                         EXHIBIT CROSS REFERENCE INDEX

  Exhibit                                                             Page(s)

  3.a.i   Copy of Articles of Incorporation of the Registrant              *

  3.a.ii  Copy of the amendment to Articles of Incorporation               *

  3.b.i   Copy of the Bylaws of the Registrant                             *

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

 10.c     First Bancorp Savings Plus and Profit Sharing Plan (401(k)
          savings incentive plan and trust), as amended                    *

 10.d     Directors and Officers Liability Insurance Policy of
          First Bancorp                                                    *

 10.e     Indemnification Agreement between the Company and its
          Directors and Officers                                           *

 10.f     First Bancorp Employees' Pension Plan                            *

 10.g     First Bancorp Senior Management Supplemental Executive
          Retirement Plan                                                  *

 10.h     First Bancorp Senior Management Split-Dollar Life Insurance
          Agreements between the Company and the Executive Officers        *

 10.i     First Bancorp 1994 Stock Option Plan                             *

 10.j     Severance Agreement between the Company and James A. Gunter      *

 10.k     Severance Agreement between the Company and Patrick A.
          Meisky                                                           *

 10.l     Amendment to the First Bancorp Savings Plus and Profit
          Sharing Plan (401(k) savings incentive plan and trust)           *

 10.m     Purchase and Assumption Agreement between First Union
          National Bank and First Bank.                                   20

 27       Financial Data Schedules pursuant to Article 9 of
          Regulation S-X                                                  49



          *  Incorporated herein by reference.