Form 10-Q
period 1997-09-30
FIRST BANCORP /NC/
filed 1997-11-10
CIK 811589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                            -------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 1997


                         Commission File Number 0-15572


                                  FIRST BANCORP
             (Exact Name of Registrant as Specified in its Charter)


           North Carolina                                 56-1421916
   (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                      Identification Number)


     341 North Main Street, Troy, North Carolina           27371-0508
      (Address of Principal Executive Offices)             (Zip Code)

 (Registrant's telephone number, including area code)        (910) 576-6171


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [ X ] YES [   ] NO

     As of September 30, 1997, 3,016,370 shares of the registrant's Common Stock, $5 par value, were outstanding. The registrant had no other classes of securities outstanding.

     Transitional Small Business Format     [   ]   YES         [ X ]   NO

EXHIBIT INDEX BEGINS ON PAGE 18

                                      INDEX
                         FIRST BANCORP AND SUBSIDIARIES


                                                                      Page
                                                                      ----

Part I.  Financial Information

Item 1 - Financial Statements

   CONSOLIDATED BALANCE SHEETS -
   September 30, 1997  and 1996
   (With Comparative Amounts at December 31, 1996)                      3

   STATEMENTS OF CONSOLIDATED INCOME -
   For the Periods Ended September 30, 1997 and 1996                    4

   STATEMENTS OF CONSOLIDATED CASH FLOWS -
   For the Periods Ended September 30, 1997 and 1996                    5

   STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY -
   For the Periods Ended September 30, 1997 and 1996                    6

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           7

 Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition              8



 Part II.  Other Information

 Item 6 - Exhibits and Reports on Form 8-K                             15

 Signatures                                                            17

 Exhibit Cross Reference Index                                         18




FIRST BANCORP (No. 0-15572), FORM 10-Q, September 30, 1997          Page 2 of 19

Part I.  Financial Information
Item 1 - Financial Statements
Consolidated Balance Sheets

                                    FIRST BANCORP AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS


                                                              Sep 30,        Dec 31,        Sep 30,
($ in thousands--unaudited)                                     1997           1996           1996
                                                            ---------       --------       --------
ASSETS
Cash & due from banks, noninterest bearing ............     $  14,643         15,882         14,134
Due from banks, interest bearing ......................            27           --             --
Federal funds sold ....................................         3,090          5,025           --
                                                            ---------       --------       --------
   Total cash and cash equivalents ....................        17,760         20,907         14,134
                                                            ---------       --------       --------

Securities available for sale (approximate costs of
   $52,922, $53,721, and $56,454) .....................        53,193         53,942         56,303

Securities held-to-maturity (approximate fair values of
   $21,376, $22,717, $20,807) .........................        20,814         22,323         20,433

Presold mortgages in process of settlement ............         1,258          1,395            936

Loans, net of unearned income .........................       260,699        223,032        219,732
  Less:  Allowance for possible loan losses ...........        (4,728)        (4,726)        (4,734)
                                                            ---------       --------       --------
  Net loans ...........................................       255,971        218,306        214,998
                                                            ---------       --------       --------

Premises and equipment, net ...........................         8,457          7,722          7,687
Accrued interest receivable ...........................         2,744          2,412          2,439
Intangible assets .....................................         5,192          5,834          5,976
Other .................................................         2,694          2,609          2,878
                                                            ---------       --------       --------
Total assets ..........................................     $ 368,083        335,450        325,784
                                                            =========        =======        =======


LIABILITIES
Deposits:  Demand .....................................     $  46,836         45,002         43,595
           Savings, NOW and money market ..............       124,349        107,605        103,924
           Time deposits of $100,000 of more ..........        35,484         33,526         30,732
           Other time deposits ........................       120,781        111,728        111,144
                                                            ---------       --------       --------
           Total deposits .............................       327,450        297,861        289,395

Accrued interest on deposits ..........................         2,047          1,882          1,756
Other .................................................         2,859          2,475          2,429
                                                            ---------       --------       --------
Total liabilities .....................................       332,356        302,218        293,580
                                                            ---------       --------       --------

                                    FIRST BANCORP AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                             (continued)


                                                              Sep 30,        Dec 31,        Sep 30,
($ in thousands--unaudited)                                     1997           1996           1996
                                                            ---------       --------       --------
SHAREHOLDERS' EQUITY
Common stock, $5 par value per share
    Authorized: 12,500,000 shares
    Issued and outstanding: 3,016,370,
       3,016,370, and 3,014,170 .......................        15,082         15,082         15,071
Capital surplus .......................................         3,831          3,831          3,819
Retained earnings .....................................        16,629         14,173         13,414
Unrealized gain (loss) on securities
    available for sale, net of income taxes ...........           185            146           (100)
                                                            ---------       --------       --------
Total shareholders' equity ............................        35,727         33,232         32,204
                                                            ---------       --------       --------
Total liabilities and shareholders' equity ............     $ 368,083        335,450        325,784
                                                            =========        =======        =======

See Notes to Consolidated Financial Statements.



FIRST BANCORP (No. 0-15572), FORM 10-Q, September 30, 1997          Page 3 of 19

Statements of Consolidated Income

                                       FIRST BANCORP AND SUBSIDIARIES
                                      STATEMENTS OF CONSOLIDATED INCOME


                                                    Three Months Ended             Nine Months Ended
   ($ in thousands except                             September 30,                   September 30,
per share data--unaudited)                         1997             1996           1997             1996
                                               -----------      -----------     -----------      -----------

INTEREST INCOME
Interest and fees on loans ...............     $     6,279            5,278          17,502           15,658
Interest on investment securities:
     Taxable interest income .............             919              865           2,774            2,216
     Exempt from income taxes ............             283              283             902              825
Other, principally federal funds sold ....              63              108             336              434
                                               -----------      -----------     -----------      -----------
     Total interest income ...............           7,544            6,534          21,514           19,133
                                               -----------      -----------     -----------      -----------

INTEREST EXPENSE
Time deposits of $100,000 or more ........             499              456           1,437            1,321
Other time and savings deposits ..........           2,336            2,016           6,601            6,065
Federal funds purchased ..................            --               --                 3             --
                                               -----------      -----------     -----------      -----------
     Total interest expense ..............           2,835            2,472           8,041            7,386
                                               -----------      -----------     -----------      -----------

NET INTEREST INCOME ......................           4,709            4,062          13,473           11,747
Provision for possible loan losses .......             125               75             325              225
                                               -----------      -----------     -----------      -----------
NET INTEREST INCOME AFTER PROVISION
     FOR POSSIBLE LOAN LOSSES ............           4,584            3,987          13,148           11,522
                                               -----------      -----------     -----------      -----------

OTHER INCOME
Service charges on deposit accounts ......             627              654           1,854            1,910
Commissions from insurance sales .........              69               85             218              280
Other charges, commissions and fees ......             178              206             596              656
Data processing fees .....................              74               64             216              180
Securities gains (losses) ................             (12)               6             (12)               6
Other nonrecurring net gains - branch sale            --                211            --                211
                                               -----------      -----------     -----------      -----------
     Total other income ..................             936            1,226           2,872            3,243
                                               -----------      -----------     -----------      -----------

                                       FIRST BANCORP AND SUBSIDIARIES
                                      STATEMENTS OF CONSOLIDATED INCOME


                                                    Three Months Ended             Nine Months Ended
   ($ in thousands except                             September 30,                   September 30,
per share data--unaudited)                         1997             1996           1997             1996
                                               -----------      -----------     -----------      -----------

OTHER EXPENSES
Salaries .................................           1,568            1,370           4,606            4,047
Employee benefits ........................             317              326           1,021              974
                                               -----------      -----------     -----------      -----------
     Total personnel expense .............           1,885            1,696           5,627            5,021
Net occupancy expense ....................             247              218             715              692
Equipment related expenses ...............             223              214             652              630
Other ....................................           1,246            1,251           3,598            3,478
                                               -----------      -----------     -----------      -----------
     Total other expenses ................           3,601            3,379          10,592            9,821
                                               -----------      -----------     -----------      -----------

INCOME BEFORE INCOME TAXES ...............           1,919            1,834           5,428            4,944
Income taxes .............................             651              626           1,795            1,688
                                               -----------      -----------     -----------      -----------
NET INCOME ...............................     $     1,268            1,208           3,633            3,256
                                               ===========     ============     ===========      ===========

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING ................       3,016,370        3,014,170       3,016,370        3,014,170
                                               ===========     ============     ===========      ===========

PER SHARE AMOUNTS
Net income ...............................     $      0.42             0.40            1.20             1.08
Cash dividends declared ..................            0.13             0.11            0.39             0.33

See Notes to Consolidated Financial Statements.




FIRST BANCORP (No. 0-15572), FORM 10-Q, September 30, 1997          Page 4 of 19

Statements Of Consolidated Cash Flows

                                       FIRST BANCORP AND SUBSIDIARIES
                                   STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                       Nine Months Ended
                                                                                          September 30,
($ in thousands--naudited)                                                             1997          1996
                                                                                    ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income ................................................................     $  3,633         3,256
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Provision for loans losses ............................................          325           225
         Net security premium amortization/discount accretion ..................           (8)          (12)
         Loan fees and costs deferred, net of amortization .....................           25             1
         Depreciation of premises and equipment ................................          532           552
         Amortization of intangible assets .....................................          406           425
         Realized and unrealized other real estate losses ......................           16            49
         Provision for deferred income taxes ...................................          (13)          272
         Loss (gain) on sale of securities .....................................           12            (6)
         Net gain from sale of branch facilities, loans and deposits ...........         --            (211)
     Changes in operating assets and liabilities:
         Increase in accrued interest receivable ...............................         (332)          (67)
         Decrease (increase) in intangible assets ..............................          236           (96)
         Decrease in other assets ..............................................          119         1,067
         Increase (decrease) in accrued interest payable .......................          165          (133)
         Increase in other liabilities .........................................          324           510
                                                                                    ---------      --------
     Net cash provided by operating activities .................................        5,440         5,832
                                                                                    ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of securities available for sale .................................      (28,754)      (37,011)
     Purchase of securities held-to-maturity ...................................       (1,222)       (2,375)
     Proceeds from sale of securities available for sale .......................        8,361         1,146
     Proceeds from maturities/issuer calls of securities available for sale ....       21,209        28,673
     Proceeds from maturities/issuer calls of securities held-to-maturity ......        2,710         1,740
     Net increase in loans .....................................................      (38,097)      (10,028)
     Net purchases of premises and equipment ...................................       (1,267)         (426)
     Net cash paid in sale of deposits .........................................         --          (1,722)
                                                                                    ---------      --------
     Net cash used in investing activities .....................................      (37,060)      (20,003)
                                                                                    ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits ..................................................       29,589         5,224
     Cash dividends paid .......................................................       (1,116)         (935)
                                                                                    ---------      --------
     Net cash provided by financing activities .................................       28,473         4,289
                                                                                    ---------      --------

DECREASE IN CASH AND CASH EQUIVALENTS ..........................................       (3,147)       (9,882)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................       20,907        24,016
                                                                                    ---------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................     $ 17,760        14,134
                                                                                    =========      ========

                                       FIRST BANCORP AND SUBSIDIARIES
                                   STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                       Nine Months Ended
                                                                                          September 30,
($ in thousands--unaudited)                                                           1997           1996
                                                                                    ---------      --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest ..................................................................     $  7,876         7,519
     Income taxes ..............................................................        1,700         1,338
Non-cash transactions:
     Foreclosed loans transferred to other real estate .........................           82           359
     Loans to facilitate the sale of other real estate .........................           17            93
     Increase (decrease) in market value of securities available for sale ......           50          (506)

See Notes to Consolidated Financial Statements.






FIRST BANCORP (No. 0-15572), FORM 10-Q, September 30, 1997          Page 5 of 19

 Statements Of Changes In Consolidated Shareholders' Equity

                                            FIRST BANCORP AND SUBSIDIARIES
                              STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY



                                                                                              Unrealized
                                                                                             Gain/(Loss)
                                                                                             on Available      Share
(In thousands                                                     Capital      Retained       for Sale       holders'
 --unaudited)                         Shares       Amount         Surplus      Earnings    Securities, net    Equity
                                      ------       ------         -------      --------    ---------------    ------
Balances, December 31, 1996 .         3,016       $ 15,082          3,831        14,173           146         33,232

Net income ..................                                                     3,633                        3,633
Cash dividends declared .....                                                    (1,177)                      (1,177)
Net adjustment for securities
   available for sale .......                                                                      39             39
                                      -----       --------          -----        ------           ---         ------
Balances, September 30, 1997          3,016       $ 15,082          3,831        16,629           185         35,727
                                      =====       ========          =====        ======           ===         ======



Balances, December 31, 1995 .         3,014       $ 15,071          3,819        11,152           235         30,277

Net income ..................                                                     3,256                        3,256
Cash dividends declared .....                                                      (994)                        (994)
Net adjustment for securities
   available for sale .......                                                                    (335)          (335)
                                      -----       --------          -----        ------          ----         ------
Balances, September 30, 1996          3,014       $ 15,071          3,819        13,414          (100)        32,204
                                      =====       ========          =====        ======           ===         ======


 See Notes to Consolidated Financial Statements.




FIRST BANCORP (No. 0-15572), FORM 10-Q, September 30, 1997          Page 6 of 19

                         FIRST BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                For the Periods Ended September 30, 1997 and 1996


NOTE 1
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 1997 and 1996 and the consolidated results of operations, consolidated cash flows, and changes in consolidated stockholders' equity for the periods ended September 30, 1997 and 1996. Reference is made to the notes to consolidated financial statements for the year ended December 31, 1996 filed with the Annual Report on Form 10-KSB for a discussion of accounting policies and other relevant information with respect to the financial statements.

NOTE 2
The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. Earnings per share were computed by dividing net income by the weighted average common shares outstanding. Common stock equivalents resulting from the Company's stock option plan were not considered in the earnings per share computation due to immateriality.

NOTE 3
Certain amounts reported in the periods ended December 31, 1996 and September 30, 1996 have been reclassified to conform with the presentation for September 30, 1997. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

NOTE 4
Based on management's evaluation of the loan portfolio, current economic conditions and other risk factors, the Company's allowance for possible loan losses was $4,728,000 as of September 30, 1997 compared to $4,726,000 and $4,734,000 as of December 31, 1996 and September 30, 1996, respectively. These reserve levels represented 1.81%, 2.12% and 2.15% of total loans as of September 30, 1997, December 31, 1996 and September 30, 1996, respectively. Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and foreclosed, repossessed and idled properties. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                        September 30,     December 31,   September 30,
         ($ in thousands)                                   1997             1996             1996
                                                           ------          -------          -------
Nonperforming loans:
  Nonaccrual loans ..............................          $1,148            1,836            1,322
  Restructured loans ............................             291              350              354
                                                           ------          -------          -------
Total nonperforming loans .......................           1,439            2,186            1,676

Foreclosed, repossessed and idled
  properties (included in other assets) .........             404              572              611
                                                           ------          -------          -------
Total nonperforming assets ......................          $1,843            2,758            2,287
                                                           ======            =====            =====

Nonperforming loans as a percentage
  of total loans ................................            0.55%            0.98%            0.76%
Allowance for possible loans losses as a
  percentage of nonperforming loans .............          328.56%          216.19%          282.46%
Nonperforming assets as a percentage of loans and
   foreclosed, repossessed and idled properties .            0.71%            1.23%            1.04%
Nonperforming assets as a percentage of total
  assets ........................................            0.50%            0.82%            0.70%

NOTE 5
Loans are shown on the Consolidated Balance Sheets net of approximately $10,000 of unearned income for each of the periods presented.





FIRST BANCORP (No. 0-15572), FORM 10-Q, September 30, 1997          Page 7 of 19

Item 2 - Management's Discussion and Analysis of Consolidated
         Results of Operations and Financial Condition

 RESULTS OF OPERATIONS

      Net income for the quarter ended September 30, 1997 increased 5.0% to $1,268,000, or $0.42 per share, compared to $1,208,000, or $0.40 per share, for the third quarter of 1996. The earnings increase was achieved as a result of higher net interest income resulting from a higher loan volume and a wider net interest margin. The higher net interest income was largely offset by a higher provision for loan losses, less noninterest income, and higher noninterest expense. Net income and noninterest income for the quarter ended September 30, 1996 was significantly affected by nonrecurring gains on the sale of the loans and deposits of one branch office reduced by a loss from the sale of a vacated building of $128,000 ($211,000 pretax), or $0.04 per share.

      For substantially the same reasons, net income for the nine months ended September 30, 1997 increased 11.6% to $3,633,000 or $1.20 per share, from $3,256,000, or $1.08 cents per share, for the same period in 1996.

      Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income increased by $647,000, or 15.9%, when comparing the third quarter of 1997 with the third quarter of 1996, primarily because of growth in loan volume, as well as an increase in the tax-equivalent net interest margin. At September 30, 1997, loans had increased 18.6% to $260,699,000 from $219,732,000 at September 30, 1996. Additionally, the Company's tax-equivalent net interest margin increased to 5.84% from 5.66% when comparing the same quarters. For substantially the same reasons, net interest income for the nine months ended September 30, 1997 increased by $1,726,000, or 14.7%, compared to the same period in 1996. The tax-equivalent net interest margin for the nine months ended September 30, 1997 was 5.78% versus 5.54% for the same nine month period in 1996.

      The Company currently has approximately $71 million more in interest bearing liabilities that are subject to possible interest rate adjustment within one year than interest earning assets that are subject to interest rate adjustments within one year. Therefore, a future increase in market interest rates could have a negative impact on net interest income if the rate-sensitive liabilities reprice at the same or greater rate than the repricing of rate-sensitive earning assets. Generally, the Company's goal is to manage portfolio mixes to minimize changes in net interest income due to changing rates. The portfolio mix of assets and liabilities is substantially similar to that at December 31, 1996.

      The provision for possible loan losses for the third quarter increased $50,000, or 67%, to $125,000 from $75,000 for the third quarter of 1996. For the nine months ended September 30, 1997, provisions for possible loan losses increased by $100,000, or 44.4%, when compared to the same period of 1996 to $325,000. The increases in the provisions for both periods were considered prudent in light of the significant loan growth experienced by the Company. Provisions for possible loan losses are based on management's evaluation of the loan portfolio, as discussed under "Summary of Loan Loss Experience" below.

      Noninterest income decreased $290,000, or 23.7%, for the third quarter of 1997. The decrease is primarily attributable to nonrecurring net gains of $211,000 realized in the third quarter of 1996 from the sale of the loans and deposits of one branch office and from the sale of a vacated building. Excluding the nonrecurring gains realized in 1996, noninterest income decreased $79,000, or 7.8%, from the same quarter in 1996. This decrease reflects slightly lower volumes of activity in several fee generating services. For the nine months ended September 30, 1997, noninterest income decreased $371,000, or 11.4%, for substantially the same reasons previously discussed. Data processing fees totaled $74,000 and $216,000 for the three and nine month periods ended September 30, 1997, respectively. The Company has been notified that because of a bank acquisition, the external bank customer representing these data processing fees will be terminating its contract with the Company in the fourth quarter of 1997. The Company expects to receive an early termination fee of approximately $168,000 during the same quarter because of the termination of the contract, but in future periods this source of income will not be available to the Company. Management expects the impact of this contract termination on future earnings to be largely offset by the absence of related expenses incurred in servicing the customer.

      Noninterest overhead expenses increased by $222,000, or 6.6%, for the third quarter of 1997 primarily because of expenses associated with opening branch offices in Seagrove, Lillington, and Sanford since the third quarter of last year. Personnel expenses increased $189,000, or 11.1%. For






FIRST BANCORP (No. 0-15572), FORM 10-Q, September 30, 1997          Page 8 of 19
substantially the same reason, noninterest expense for the nine months ended September 30, 1997 increased $771,000, or 7.9%, compared to the same period of 1996.

      Income taxes increased $25,000, or 4.0%, for the third quarter of 1997, while the effective tax rate was approximately 34% for both quarters ended September 30, 1997 and 1996. Income taxes for the nine months ended September 30, 1997 increased $107,000, or 6.3%, resulting in an effective tax rate of 33.1% compared to 34.1% for the same nine month period of 1996. The slightly lower effective tax rate is attributable to a higher level of holdings of tax-exempt securities over the comparable periods.

FINANCIAL CONDITION

     The Company's total assets were $368.1 million at September 30, 1997, an increase of $42.3 million, or 13.0%, from September 30, 1996. Interest-earning assets increased by 13.9% compared to September 30, 1996. Loans, the primary interest-earning asset, increased by 18.6% during this same period. Deposits increased $38.1 million, or 13.1% to support the asset growth. The increases in deposits were primarily as a result of growth in the categories of savings, NOW and money market deposits. The Company's cost of funds has remained relatively low compared to that of its competitors. The Company does not rely heavily on large deposits of $100,000 or more to fund asset growth and has not traditionally engaged in obtaining deposits through brokers. Since December 31, 1996, the Company has experienced increases of 11.0%, 9.7%, and 9.9% in earning assets, total assets and deposits, respectively.

NONPERFORMING ASSETS

    Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and foreclosed, repossessed and idled properties. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                        September 30,     December 31,    September 30,
                                                            1997              1996            1996
                                                          -------           ------           ------

Nonperforming loans:
  Nonaccrual loans ..............................          $1,148            1,836            1,322
  Restructured loans ............................             291              350              354
                                                          -------           ------           ------
Total nonperforming loans .......................           1,439            2,186            1,676

Foreclosed, repossessed and idled
  properties (included in other assets) .........             404              572              611
                                                          -------           ------           ------

Total nonperforming assets ......................          $1,843            2,758            2,287
                                                          =======           ======           ======
Impaired loans under SFAS 114 ...................          $  512            1,228              840
                                                          =======           ======           ======

Nonperforming loans as a percentage
  of total loans ................................            0.55%            0.98%            0.76%
Allowance for possible loans losses as a
  percentage of nonperforming loans .............          328.56%          216.19%          282.46%
Nonperforming assets as a percentage of loans and
   foreclosed, repossessed and idled properties .            0.71%            1.23%            1.04%
Nonperforming assets as a percentage of total
  assets ........................................            0.50%            0.82%            0.70%


    Management has reviewed the collateral for the nonperforming assets, including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for possible loan losses discussed below.

    A loan is placed on nonaccrual status when, in management's judgment, the collection of interest appears doubtful. While a loan is on nonaccrual status, the Company's policy is that all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off. Further cash receipts are recorded as interest income to the extent that any interest has been foregone. The accrual of interest is discontinued on all loans that become 90 days past due with respect to principal or interest. In some cases, where





FIRST BANCORP (No. 0-15572), FORM 10-Q, September 30, 1997          Page 9 of 19
borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms. If the nonaccrual loans and restructured loans as of September 30, 1997 and 1996 had been current in accordance with their original terms and had been outstanding throughout the nine month periods (or since origination or acquisition if held for part of the nine month periods), gross interest income in the amounts of approximately $79,000 and $97,000 for nonaccrual loans and $21,000 and $48,000 for restructured loans would have been recorded for the nine months ended September 30, 1997 and 1996, respectively. Interest income on such loans that was actually collected and included in net income in the nine months ended September 30, 1997 and 1996 amounted to approximately $31,000 and $18,000, respectively, for nonaccrual loans and $16,000 each period for restructured loans.

    Nonperforming loans are defined as nonaccrual loans, loans past due 90 or more days and restructured loans. As of September 30, 1997, December 31, 1996 and September 30, 1996, nonperforming loans were approximately 0.55%, 0.98%, and 0.76%, respectively, of the total loans outstanding at such dates. Nonaccrual loans as of September 30, 1997 decreased $174,000, or 13.2%, to approximately
$1,148,000 compared to September 30, 1996 and are lower by approximately $688,000, or 37.5%, since year-end. The decrease in nonaccrual loans at September 30, 1997 as compared to December 31, 1996 is primarily attributable to the resolution of several larger relationships that resulted in partial charge-offs during the period, as well as generally improving loan quality. As of September 30, 1997, the borrower with the largest nonaccrual loan owed a balance of $194,000 while the average nonaccrual loan balance was approximately $30,000.

    The FASB has issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that all creditors value all specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate.

    The FASB also has issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," that amends Standard No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans.

    SFAS No.'s 114 and 118 do not apply to large groups of smaller-balance homogenous loans that are collectively evaluated for impairment. For the Company, these loans include residential mortgage and consumer installment loans.

    Consistent with SFAS No. 114, management considers loans to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured using either the discounted expected cash flows or the value of collateral method. While a loan is considered to be impaired, the Company's policy is that all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off. Further cash receipts are recorded as interest income to the extent that any interest has been foregone.

    At September 30, 1997, December 31, 1996, and September 30, 1996 the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $512,000, $1,228,000, and $840,000, respectively, all of which were on a nonaccrual basis. The decrease in the level of impaired loans at September 30, 1997 as compared to December 31, 1996 is due to the same reasons as the decrease in nonaccrual loans over the same period discussed above. The related allowance for loan losses for these impaired loans as determined in accordance with SFAS No. 114 was $107,000, $184,000, and $126,000, respectively. There were no impaired loans for which there was no related allowance determined in accordance with the statement. The average recorded investments in impaired loans during the nine month period ended September 30, 1997, the year ended December 31, 1996, and the nine months ended September 30, 1996 were approximately $718,000, $859,000, and $846,000, respectively. For the same periods, the Company recognized interest income on those loans prior to the determination that they were impaired of approximately $11,000, $83,000, and $62,000, respectively, using the accrual basis of accounting. The amount of interest income recognized on a cash basis for these loans subsequent to being classified as impaired was immaterial.

     In addition to the nonperforming loan amounts discussed above, management believes that an estimated $1,000,000-$1,500,000 of loans that are currently performing in accordance with their contractual terms may potentially develop problems depending upon the particular financial situations of





FIRST BANCORP (No. 0-15572), FORM 10-Q, September 30, 1997         Page 10 of 19
the borrowers and economic conditions in general. These loans were considered in determining the appropriate level of the allowance for possible loan losses. See "Summary of Loan Loss Experience" below. Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in the problem loan amounts above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

      As of September 30, 1997, the Company owned foreclosed and repossessed assets totaling approximately $404,000, which consisted principally of several parcels of foreclosed real estate. The Company's management has reviewed recent appraisals of these properties and has concluded that their fair values, less estimated costs to sell, exceed their respective carrying values at September 30, 1997.

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

    Based on management's evaluation of the loan portfolio and economic conditions, a provision for possible loan losses of $125,000 was added to the allowance for possible loan losses during the third quarter of 1997, which brought the year-to-date provision to $325,000. The quarterly provision for loan losses made during 1997 was greater than the $75,000 provision made during the corresponding period of 1996 principally because of the significant loan growth experienced by the Company. The year-to-date provision for possible loan losses increased $100,000, or 44.4%, for substantially the same reason. At September 30, 1997, the allowance stood at $4,728,000, compared to $4,726,000 at December 31, 1996 and $4,734,000 at September 30, 1996. At September 30, 1997, the
allowance for possible loan losses was approximately 329% of total nonperforming loans, compared to corresponding percentages of 216% at December 31, 1996 and 282% at September 30, 1996.

      The allowance for possible loan losses was 1.81%, 2.12% and 2.15% of total loans as of September 30, 1997, December 31, 1996 and September 30, 1996, respectively. Management believes the reserve levels are adequate to cover possible loan losses on the loans outstanding as of each reporting date. It must be emphasized, however, that the determination of the reserve using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for possible loan losses or future charges to earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for possible loan losses and losses on other real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available at the time of such examinations.





FIRST BANCORP (No. 0-15572), FORM 10-Q, September 30, 1997         Page 11 of 19

For the periods indicated, the following table summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance arising from charge-offs and recoveries by category, and additions to the allowance that have been charged to expense.

                                                      Nine Months              Year              Nine Months
                                                         Ended                 Ended                Ended
                                                        Sept 30,              Dec 31,             Sept 30,
($ in thousands)                                          1997                 1996                 1996
                                                       ---------              -------              -------
Loans outstanding at period end .............          $ 260,699              223,032              219,732
                                                       =========              =======              =======
Average loans outstanding during period .....            237,485              217,900              216,512
                                                       =========              =======              =======

Allowance for possible loan losses at
   beginning of period ......................          $   4,726                4,587                4,587

Loans charged off:
   Commercial, financial and agricultural ...                (25)                (209)                 (71)
   Real estate - mortgage ...................               (336)                (196)                (156)
   Installment loans to individuals .........               (230)                (311)                (204)
                                                       ---------              -------              -------
     Total charge-offs ......................               (591)                (716)                (431)
                                                       ---------              -------              -------

Recoveries of loans previously charged-off:
   Commercial, financial and agricultural ...                 81                  114                   75
   Real estate - mortgage ...................                 21                  127                  125
   Installment loans to individuals .........                117                  113                   90
   Other ....................................                 49                  176                   63
                                                       ---------              -------              -------
     Total recoveries .......................                268                  530                  353
                                                       ---------              -------              -------

Net charge-offs .............................               (323)                (186)                 (78)

Additions to the allowance charged to expense                325                  325                  225
                                                       ---------              -------              -------
Allowance for possible loan losses at
   end of period ............................          $   4,728                4,726                4,734
                                                       =========              =======              =======

Ratios:
   Annualized net charge-offs to average
     loans during period ....................               0.18%                0.09%                0.05%
   Annualized net charge-offs to loans
     at end of period .......................               0.17%                0.08%                0.05%
   Allowance for possible loan losses to
     average loans during the period ........               1.99%                2.17%                2.19%
   Allowance for possible loan losses to
     loans at end of period .................               1.81%                2.12%                2.15%
   Annualized net charge-offs to allowance
     for possible loan losses ...............               9.11%                3.94%                2.20%
   Net charge-offs to provision for loan
     losses .................................              99.38%               57.23%               46.22%

      Based on the results of the aforementioned loan analysis and grading program and management's evaluation of the allowance for possible loan losses at September 30, 1997, there have been no material changes to the allocation of the allowance for possible loan losses among the various categories of loans since December 31, 1996.

LIQUIDITY

      The Company's liquidity is determined by its ability to convert assets to cash or acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. The Company's primary liquidity sources are net income from operations, cash and due from banks, federal





FIRST BANCORP (No. 0-15572), FORM 10-Q, September 30, 1997         Page 12 of 19
funds sold and other short-term investments. In addition, the Company (through its bank subsidiary) has the ability, on a short-term basis, to purchase federal funds from other financial institutions. The Company has not traditionally had to rely on the purchase of federal funds as a source of liquidity. The Company has increased its loan to deposit ratio to a level more typical of the Bank's North Carolina peer group. The Company's management believes its liquidity sources are at an acceptable level and remain adequate to meet its operating needs.

CAPITAL RESOURCES

      The Company is required by its own policies and by applicable federal regulations to maintain certain capital levels. The Company's ratio of stated capital to total assets exceeded 9.5% as of September 30, 1997 and 1996 and December 31, 1996. In an effort to achieve a measurement of capital adequacy that is sensitive to the individual risk profiles of financial institutions, the various financial institution regulators have minimum capital guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to the financial institution's relative level of those capital components and the level of risk associated with various types of assets of that financial institution. The guidelines call for minimum adjusted capital of 8% of risk-adjusted assets. As of September 30, 1997, the Company's total risk-based capital ratio was 12.88%.

      In addition to the risk-based capital requirements described above, the Company is subject to a leverage capital requirement, which calls for a minimum ratio of leverage capital, as defined in the regulations, to quarterly average total assets of 3-5%. As of September 30, 1997, the Company's leverage capital ratio was 8.50%.

      The Company is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.

      As of September 30, 1997, December 31, 1996 and September 30, 1996, the Company was in compliance with all existing regulatory capital requirements, as summarized in the following table:

                                                                 Sept 30,          Dec 31,         Sept 30,
($ in thousands)                                                   1997             1996             1996
                                                              ------------      ------------    ------------
Tier I capital:
     Total stated shareholders' equity                        $     35,727            33,232          32,204
     Less:   Intangible assets                                       5,192             5,834           5,976
             Unrealized gain (loss)
                on securities available for
                sale, net of income taxes                              185               146            (100)
                                                              ------------      ------------    ------------
Total Tier I leverage capital                                       30,350            27,252          26,328

Tier II capital:
     Allowable allowance for loan losses                             3,217             2,789           2,842
                                                              ------------      ------------    ------------

Total capital                                                 $     33,567            30,041          29,170
                                                              ============      ============    ============

Risk-adjusted assets                                          $    262,735           229,084         227,330
Tier I risk-adjusted assets (includes Tier I
     capital adjustments)                                          257,358           223,104         221,454
Tier II risk adjusted assets (includes Tiers I
     and II capital adjustments)                                   260,575           225,893         224,296
Quarterly average total assets                                     362,601           333,337         327,005
Adjusted quarterly average total assets
     (includes Tier I capital adjustments)                         357,224           327,357         321,129

Risk-based capital ratios:
     Tier I capital                                                 11.79%            12.21%          11.89%
     Minimum required Tier I capital                                 4.00%             4.00%           4.00%
     Total risk-based capital                                       12.88%            13.30%          13.01%
     Minimum required total risk-based capital                       8.00%             8.00%           8.00%
Leverage capital ratios:
     Tier I leverage capital ratio                                   8.50%             8.32%           8.20%
     Minimum required Tier I leverage capital                      3-5.00%           3-5.00%         3-5.00%





FIRST BANCORP (No. 0-15572), FORM 10-Q, September 30, 1997         Page 13 of 19

PENDING BRANCH ACQUISITION

    The Company expects to consummate the acquisition of the premises and equipment and assume the deposits of a First Union National Bank of North Carolina branch in Lillington, N.C. during November 1997. Approximately $15 million in deposits are expected to be assumed as part of the acquisition. Management does not expect this transaction to have any immediate material effect on the Company's operations or liquidity position.

ACCOUNTING AND REGULATORY MATTERS

     In  February  1997,  the  Financial   Accounting  Standards  (FASB)  issued
Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 simplifies the computation of earnings per share (EPS) by replacing the presentation of "primary" earnings per share with a presentation of "basic" EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS is computed similarly to "fully diluted" EPS under existing accounting rules. Dual presentation of basic and diluted EPS is required for complex capital structures. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted but restatement of prior years' EPS is required. The adoption of SFAS No. 128 is not expected to have a material effect on previously reported earnings per share.

    In February 1997, the FASB also issued SFAS No. 129, "Disclosure of Information about Capital Structure." This Statement establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 is effective for the Corporation's financial statements as of December 31, 1997. The Corporation does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial statements.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. This statement does not change or modify the reporting or display in the income statement. SFAS No. 130 is effective for interim and annual periods beginning after December 31, 1997 although early adoption is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the application of this statement.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for prior periods is to be restated, if it is practical to do so. SFAS No. 131 does not have to be applied to interim financial statements in the initial year of application, but, comparative information must be provided for interim periods in the second year of application.

FORWARD LOOKING STATEMENTS

    The foregoing discussion may contain forward looking statements within the meaning of the Private Securities Litigation Reform Act. Such statements are characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "project," or other statements concerning opinions or judgment of the Company and its management about future events. Factors that could influence the accuracy of such forward looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers, actions of government regulators, the level of market interest rates, and general economic conditions.






FIRST BANCORP (No. 0-15572), FORM 10-Q, September 30, 1997         Page 14 of 19

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

3.a.ii Copy of the amendment to Articles of Incorporation - adding a new Article Nine, filed as exhibit 3(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, and is incorporated herein by reference.

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

10.f First Bancorp Employees' Pension Plan, as amended on August 16, 1994, was filed as Exhibit 10(g) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference. (*)

10.g First Bancorp Senior Management Supplemental Executive Retirement Plan dated May 31, 1993, was filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and is incorporated herein by reference. (*)

10.h First Bancorp Senior Management Split-Dollar Life Insurance Agreements between the Company and the Executive Officers, as amended on December 22, 1994, was filed as Exhibit 10(i) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference. (*)

10.i First Bancorp 1994 Stock Option Plan was filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994, and is incorporated herein by reference. (*)

10.j Severance Agreement between the Company and James A. Gunter dated October 12, 1995 was filed as Exhibit 10(m) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and is incorporated by reference. (*)

10.k Severance Agreement between the Company and Patrick A. Meisky dated December 29, 1995


FIRST BANCORP (No. 0-15572), FORM 10-Q, September 30, 1997         Page 15 of 19
           was filed as Exhibit 10(o) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and is incorporated by reference. (*)

10.l Amendment to the First Bancorp Savings Plus and Profit Sharing Plan (401(k) savings incentive plan and trust), dated December 17, 1996, was filed as Exhibit 10(m) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and is incorporated herein by reference. (*)

10.m Purchase and Assumption Agreement dated June 18, 1997 between First Union National Bank and First Bank was filed as Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and is incorporated herein by reference.

27         Financial Data Schedules pursuant to Article 9 of Regulation S-X.

 (b) There were no reports filed on Form 8-K during the quarter ended September 30, 1997.





FIRST BANCORP (No. 0-15572), FORM 10-Q, September 30, 1997         Page 16 of 19

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  FIRST BANCORP


    November 3, 1997                          BY: /s/ James H. Garner
                                                  -------------------
                                                  James H. Garner
                                                  President
                                                  (Principal Executive Officer),
                                                  Treasurer and Director


    November 3, 1997                          BY: /s/ Anna G. Hollers
                                                  ----------------------
                                                  Anna G. Hollers
                                                  Executive Vice President
                                                  and Secretary


    November 3, 1997                          BY: /s/  Eric P. Credle
                                                  -------------------
                                                  Eric P. Credle
                                                  Vice President
                                                  and Chief Financial Officer







FIRST BANCORP (No. 0-15572), FORM 10-Q, September 30, 1997         Page 17 of 19

                                            EXHIBIT CROSS REFERENCE INDEX

    Exhibit                                                                                                   Page(s)
    -------                                                                                                   -------
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

     10.i      First Bancorp 1994 Stock Option Plan                                                               *

     10.j      Severance Agreement between the Company and James A. Gunter                                        *

     10.k      Severance Agreement between the Company and Patrick A. Meisky                                      *

     10.l      Amendment to the First Bancorp Savings Plus and Profit Sharing Plan (401(k)
               savings incentive plan and trust)                                                                  *

     10.m      Purchase and Assumption Agreement between First Union National Bank and
               First Bank                                                                                         *


     27        Financial Data Schedules pursuant to Article 9 of Regulation S-X                                  19



               * Incorporated herein by reference.





FIRST BANCORP (No. 0-15572), FORM 10-Q, September 30, 1997         Page 18 of 19