Form 10-K
period 1997-12-31
FIRST BANCORP /NC/
filed 1998-03-23
CIK 811589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                         Commission File Number 0-15572


                                  FIRST BANCORP
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           North Carolina                                   56-1421916
--------------------------------------------------------------------------------
       (State of Incorporation)                           (I.R.S. Employer
                                                       Identification Number)


     341 North Main Street, Troy, North Carolina              27371-0508
--------------------------------------------------------------------------------
      (Address of Principal Executive Offices)                (Zip Code)


 Registrant's telephone number, including area code           (910) 576-6171


        Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:

                           COMMON STOCK, $5 PAR VALUE
                              (Title of each class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] YES [ ] NO

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [ X ]

       The aggregate market value of the voting stock, Common Stock, $5 par value, held by non-affiliates of the registrant, based on the average bid and asked prices of the Common Stock on January 31, 1998 as reported on the NASDAQ National Market System, was approximately $70,700,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

       The number of shares of the Registrant's Common Stock outstanding on January 31, 1998 was 3,020,370.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.
================================================================================

                              CROSS REFERENCE INDEX


PART I            Business:

     Item I       General Description
                  Statistical Information
                    Net Interest Income
                    Average Balances and Net Interest Income Analysis Volume and Rate Variance Analysis
                    Provision for Loan Losses
                    Noninterest Income
                    Noninterest Expenses
                    Income Taxes
                    Distribution of Assets and Liabilities
                    Securities Portfolio Composition and Maturities
                    Loans
                    Nonperforming Assets
                    Allowance for Loan Losses and Loan Loss Experience
                    Deposits
                    Interest Rate Risk (Including Quantitative
                           and Qualitative Disclosures About Market Risk)
                    Off-Balance Sheet Risk
                    Return on Assets and Equity
                    Liquidity
                    Capital Resources, Components and Ratios
                    Year 2000 Issue
                    Inflation
                    Accounting Changes
                    Forward-Looking Statements
     Item 2       Properties
     Item 3       Legal Proceedings
     Item 4       Submission of Matters to a Vote of Shareholders

PART II

     Item 5       Market for the Registrant's Common Stock and Related
                      Shareholder Matters
     Item 6       Selected Financial Data
     Item 7       Management's Discussion and Analysis of Results of
                      Operations and Financial Condition
     Item 7A      Quantitative and Qualitative Disclosures About Market Risk
     Item 8       Financial Statements and Supplementary Data:
                  Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Income for each of the years in the three-year period ended December 31, 1997
                  Consolidated  Statements of  Shareholders'  Equity for each of the years in the three-year period ended December 31, 1997
                  Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1997
                  Notes to  Consolidated  Financial  Statements  for each of the years in the three-year period ended December 31, 1997
                  Report of Independent Auditors
                  Selected Consolidated Financial Data
                  Quarterly Financial Summary
     Item 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

PART III

     Item 10     Directors and Executive Officers of  the Registrant; Compliance
                     with Section 16 (a) of the Exchange Act *
     Item 11     Executive Compensation *
     Item 12     Security Ownership of Certain Beneficial Owners and Management*
     Item 13     Certain Relationships and Related Transactions  *

PART IV

     Item 14     Exhibits,  Financial  Statement  Schedules and Reports of  Form
                     8-K *

SIGNATURES

* Information called for by Part III (Items 10 through 13) is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with Securities and Exchange Commission.

PART I

Item 1.  Business

General Description

The Company

     First Bancorp (the "Company") is a one-bank holding company. The principal activity of the Company is the ownership and operation of First Bank (the "Bank"), a state chartered bank with its main office in Troy, North Carolina. The Company also owns and operates two nonbank subsidiaries, Montgomery Data Services, Inc. ("Montgomery Data"), a data processing company, and First Bancorp Financial Services, Inc. ("First Bancorp Financial"), which currently owns and operates various real estate. The Company also controls First Bank Insurance Services, Inc. ("First Bank Insurance"), an insurance agency acquired in 1994 as a subsidiary of the Bank. On December 29, 1995, the insurance agency operations of First Bank Insurance were divested. First Bank Insurance continues to be a subsidiary of the Bank, but is inactive at this time.

     The Company was incorporated in North Carolina on December 8, 1983, as Montgomery Bancorp, for the purpose of acquiring 100% of the outstanding common stock of the Bank through stock-for-stock exchanges. On December 31, 1986, the Company changed its name to First Bancorp to conform its name to the name of the Bank, which had changed its name from Bank of Montgomery to First Bank in 1985.

     The Bank was organized in 1934 and began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated. With its 1995 acquisition of the Laurinburg and Rockingham offices of First Scotland Bank ("First Scotland") and its 1994 acquisition of Central State Bank ("Central State"), High Point, North Carolina, the Bank operates in a 13 county area centered in Troy, North Carolina. Troy, population 3,400, is located in the center of Montgomery County, approximately 60 miles east of Charlotte, and 50 miles south of Greensboro. The Bank conducts business from 33 branches located within a 60-mile radius of Troy, covering a geographical area from Laurinburg to the southeast, to High Point to the north and to Kannapolis to the west. Ranked by assets, the Bank was the 16th largest bank in North Carolina as of December 31, 1997, according to the Ofice of the Commissioner of Banks. The Bank provides a full range of banking services, including the accepting of demand and time deposits, the making of secured and unsecured loans to individuals and businesses, discount brokerage services and self-directed IRA's (both offered through a contractual relationship with a brokerage firm). In 1997, as in recent prior years, the Bank accounted for substantially all of the Company's consolidated net income.

     The Company's principal executive offices are located at 341 North Main Street, Troy, North Carolina 27371-0508, and its telephone number is (910) 576-6171. Unless the context otherwise requires, references to the "Company" in this annual report on Form 10-K shall mean collectively First Bancorp and its subsidiaries.

General Business

     The Bank engages in a full range of banking activities, providing such services as checking, savings, NOW and money market accounts and other time deposits of various types; loans for business, agriculture, real estate, personal uses, home improvement and automobiles; credit cards; letters of credit; investment and discount brokerage services; IRA's; safe deposit box rentals; bank money orders; and electronic funds transfer services, including wire transfers and automated teller machines. Because the majority of the Bank's customers are individuals and small to medium-sized businesses located in the counties it serves, deposits and loans are well diversified. There are no seasonal factors that would have any material effect on the Bank's business, and the Bank does not rely on foreign sources of funds or income.

     Montgomery Data provides electronic data processing services to financial institutions. As of December 31, 1997, the Bank was Montgomery Data's only customer and accounted for 82% of its data processing revenues in the most recent fiscal year, excluding the early termination fee received from its last nonaffiliated customer in November 1997. Ownership and operation of Montgomery Data allows the Company to do all of its electronic data processing without paying fees for such services to an independent provider. Maintaining its own data processing system also allows the Company to adapt the system to its individual needs and to the services and products it offers. Although not a significant source of income, Montgomery Data has historically provided the Company with additional revenues through fees it charged to its third-party data processing customer(s). Management of Montgomery Data does not intend to aggressively seek additional customers at this time, but plans instead to use existing capacity to meet the increasing requirements of the Bank resulting from its asset growth. Notwithstanding the foregoing, additional customers may be taken on if it is deemed to be in the best interest of the Company.

     First Bancorp Financial was organized under the name of First Recovery in September of 1988 for the purpose of providing a back-up data processing site for Montgomery Data and other financial and non-financial clients. First Recovery's back-up data processing operations were divested on August 1, 1994. First Bancorp Financial now owns and leases the First Recovery building. First Bancorp Financial periodically purchases parcels of real estate from the Bank that were acquired through foreclosure. The parcels purchased consist of real estate having various purposes. First Bancorp Financial actively pursues the sale of these properties.

Territory Served and Competition

     The Company serves primarily the south central area of the Piedmont region of North Carolina, with offices in Anson, Cabarrus, Chatham, Davidson, Guilford, Harnett, Lee, Montgomery, Moore, Randolph, Richmond, Scotland and Stanly counties. The Company's headquarters are located in Troy, Montgomery County. The Company's 33 branches and facilities are all located in small communities whose economies are based primarily on manufacturing and light industry. Although the Company's market is predominantly small communities and rural areas, the area is not dependent on agriculture. Textiles, furniture, mobile homes, electronics, plastic and metal fabrication, forest products, food products and cigarettes are among the leading manufacturing industries in the trade area. Leading producers of socks, hosiery and area rugs are located in Montgomery County. The Pinehurst-Southern Pines area is a widely known golf resort and retirement area. The High Point area is widely known for its furniture market. Additionally, several of the communities served by the Company are "bedroom" communities serving Charlotte and Greensboro in addition to smaller cities such as Albermarle, Asheboro, High Point, Pinehurst and Sanford.

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

     The Company competes not only against banking organizations, but also against a wide range of financial service providers including federally and state chartered savings and loan institutions, credit unions, investment and brokerage firms and small-loan or consumer finance companies. Competition among financial institutions of all types is virtually unlimited with respect to legal ability and authority to provide most financial services. However, the Company believes it has certain advantages over its competition in the areas it serves. The Company seeks to maintain a distinct local identity in each of the communities it serves and actively sponsors and participates in local civic affairs. Most lending and other customer-related business decisions can be made without delays associated with larger systems. Additionally, employment of local managers and personnel in various offices and low turnover of personnel enable the Company to establish and maintain long-term relationships with individual and corporate customers.

Lending Policy and Procedures

     Conservative lending policies and procedures and appropriate underwriting standards are high priorities of the Bank. Loans are approved under the Bank's written loan policy, which provides that lending officers, principally branch managers, have sole authority to approve loans of various amounts up to $75,000. Each of the Bank's regional senior lending officers has sole discretion to approve secured loans in principal amounts up to $250,000 and together can approve loans up to $750,000. Lending limits may vary depending upon whether the loan is secured or unsecured.

     The Bank's board of directors reviews and approves loans that exceed management's lending authority, loans to officers, directors, and their affiliates and, in certain instances, other types of loans. New credit extensions are reviewed daily by the Bank's senior management and at least monthly by the board of directors.

     The Bank continually monitors its loan portfolio to identify areas of concern and to enable management to take corrective action. Lending officers and the board of directors meet periodically to review past due loans and portfolio quality, while assuring that the bank is appropriately meeting the credit needs of the communities it serves. Individual lending officers are responsible for pursuing collection of past-due amounts and monitoring any changes in the financial status of the borrowers.

     The Bank also contracts with an independent consulting firm to review new loan originations meeting certain criteria, as well as assign risk grades to existing credits meeting certain thresholds. The consulting firm's observations, comments and risk grades are shared with the Company's audit committee of the board of directors, and are considered by management in setting Bank policy, as well as in evaluating the adequacy of the allowance for loan losses.

Investment Policy and Procedures

     The Bank has adopted an investment policy designed to optimize the Bank's income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk objectives. Pursuant to this policy, the Bank may invest in federal, state and municipal obligations, federal agency obligations, public housing authority bonds, industrial development revenue bonds, Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA") and Student Loan Marketing Association ("SLMA") securities. The policy also contains maximum amounts that the Bank can invest in certain types of securities, including, at December 31, 1997, a maximum of $10 million that can be invested in certain collateralized mortgage obligations and mortgage-backed securities. The Bank's investments must be rated at least BAA by Moody's or BBB by Standard and Poor's. Securities rated below A are periodically reviewed for creditworthiness. The Bank may purchase non-rated municipal bonds only if such bonds are in the Bank's general market area and determined by the Bank to have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if they are judged to possess a high degree of credit soundness to assure reasonably prompt sale at a fair value.

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

     All  of  the  Bank's  securities  are  kept  in  safekeeping   accounts  at
correspondent banks.

Recent Acquisitions

     As part of its operations, the Company regularly evaluates the potential acquisition of or merger with, and holds discussions with, various financial institutions.

    On November 14, 1997, First Bank acquired a First Union banking branch located in Lillington, North Carolina. Real and personal property acquired totaled approximately $237,000 and deposits assumed totaled approximately $14,345,000. No loans were included in the purchase.

     On December 15, 1995, First Bank completed its cash acquisition of the Laurinburg and Rockingham branch offices of First Scotland Bank. As of December 15, 1995, assets acquired were approximately $15.8 million. The acquisition included earning assets of approximately $14.2 million, of which approximately $8.9 million were loans. Deposit liabilities assumed were approximately $15 million.

     On August 25, 1994, the Company completed its cash acquisition of Central State Bank in High Point, North Carolina. Central State, a North Carolina state-chartered commercial bank, had approximately $35 million in assets at the time of the acquisition, with earning assets of approximately $32 million, including approximately $27 million in loans. Central State also had approximately $32 million in deposits at the time of the merger with First Bank.

     For additional information on these acquisitions, please see Management's Discussion and Analysis and note 2 to the consolidated financial statements.

Employees

     As of December 31, 1997, the Company had 228 full-time and 37 part-time employees. The Company considers its employee relations to be good.

Supervision and Regulation

     As a bank holding company, the Company is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System and the North Carolina Banking Commission. The Bank is subject to supervision and examination by the Federal Deposit Insurance Corporation and the North Carolina Banking Commission. See also note 15 to the consolidated financial statements.

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

Supervision and Regulation of the Bank

     Federal banking regulations applicable to all depository financial institutions, among other things, (i) provide federal bank regulatory agencies with powers to prevent unsafe and unsound banking practices; (ii) restrict preferential loans by banks to "insiders" of banks; (iii) require banks to keep information on loans to major shareholders and executive officers; and (iv) bar certain director and officer interlocks between financial institutions.

     As a state chartered bank, the Bank is subject to the provisions of the North Carolina banking statutes and to regulation by the Commissioner. The Commissioner has a wide range of regulatory authority over the activities and operations of the Bank, and the Commissioner's staff conducts periodic examinations of banks and their affiliates to ensure compliance with state banking regulations. Among other things, the Commissioner regulates the merger and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, recordkeeping, types and amounts of loans and investments, and the establishment of branches. The Commissioner also has cease and desist powers over state-chartered banks for violations of state banking laws or regulations and for unsafe or unsound conduct that is likely to jeopardize the interest of depositors.

     The dividends that may be paid by the Bank to the Company are subject to legal limitations under the North Carolina law. In addition, the regulatory authorities may restrict dividends that may be paid by the Bank or the Company's other subsidiaries. The ability of the Company to pay dividends to its shareholders is largely dependent on the dividends paid to the Company by its subsidiaries.

     The Bank is a member of the Federal Deposit Insurance Corporation (the "FDIC"), which currently insures the deposits of member banks. For this protection, each bank pays a quarterly statutory assessment, based on its level of deposits, and is subject to the rules and regulations of the FDIC. The FDIC also is authorized to approve conversions, mergers, consolidations and assumptions of deposit liability transactions between insured banks and uninsured banks or institutions, and to prevent capital or surplus diminution in such transactions where the resulting, continuing, or assumed bank is an insured nonmember bank. In addition, the FDIC monitors the Bank's compliance with several banking statutes, such as the Depository Institution Management
Interlocks Act and the Community Reinvestment Act of 1977. The FDIC also conducts periodic examinations of the Bank to assess its compliance with banking laws and regulations, and it has the power to implement changes in or restrictions on a bank's operations if it finds that a violation is occurring or is threatened.

     Neither the Company nor the Bank can predict what other legislation might be enacted or what other regulations might be adopted, or if enacted or adopted, the effect thereof on the Bank's operations.

Item 2.   Properties

     The main offices of First Bancorp, First Bank and First Bancorp Financial are located in a three-story building in the central business district of Troy, North Carolina. The building houses administrative, training and bank teller facilities. The Bank's Operations Division, including customer accounting functions, offices and operations of Montgomery Data Services, and offices for loan operations, are housed in a one-story steel frame building approximately one-half mile west off the main office. The Company operates 33 branches and facilities, including the main office, in the trade area as follows: Troy - main office and two additional full service branches and one teller-window facility; High Point and Albemarle - two full service branches in each; Pinehurst - one full service branch and one teller-window facility; Aberdeen, Asheboro, Archdale, Biscoe, Bennett, Candor, Denton, Kannapolis, Laurel Hill, Laurinburg, Lillington, Locust, Pinebluff, Polkton, Richfield, Robbins, Rockingham, Sanford, Seagrove, Seven Lakes, Southern Pines, Vass and Wagram - one full service branch in each. The Company owns all its premises except five branch offices for which the land and buildings are leased and two branch offices for which the land is leased but the buildings are owned. There are no other options to purchase or lease additional properties. The Company considers its facilities adequate to meet current needs and idle or vacant properties are insignificant.

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

     No matters were submitted to the shareholders during the fourth quarter of 1997.

PART II

Item 5.    Market for the Registrant's Common Stock and Related Shareholder
           Matters

     The Company's common stock trades on the NASDAQ National Market System of The NASDAQ Stock Market under the symbol FBNC. Tables 1 and 21, included in "Management's Discussion and Analysis" below, set forth the high and low market prices of the Company's common stock as traded by the brokerage firms that maintain a market in the Company's common stock and the dividends declared for the periods indicated. All per share amounts for reporting periods prior to the third quarter of 1996 have been restated from their originally reported amount to reflect the two-for-one stock split that was distributed in September 1996. See "Business - Supervision and Regulation" and note 15 to the consolidated financial statements for a discussion of regulatory restrictions on the payment of dividends. As of December 31, 1997, there were 668 shareholders of record and an estimated 800 shareholders whose stock shares are held in "street name."

Item 6.    Selected Financial Data

     Table 1 on page 23 sets forth selected financial data about the Company.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Management's discussion and analysis is intended to assist readers in understanding the Company's results of operations and changes in financial position for the past three years. This review should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 35 of this report and the supplemental financial data contained in Tables 1 through 21 included with this discussion and analysis. All per share amounts for periods prior to June 30, 1996 have been restated to reflect the two-for-one stock split distributed on September 13, 1996 to shareholders of record on August 30, 1996.

     The Company adopted the provisions of the Statement of Financial Accounting Standard Number 128, "Earnings Per Share" ("SFAS No. 128") as of December 31, 1997. SFAS No. 128 requires the Company to disclose two earnings per share amounts - 1) basic earnings per share, and 2) diluted earnings per share. Basic earnings per share uses the weighted average common shares outstanding as the denominator in per share calculations, while diluted earnings per share includes the potentially dilutive incremental share effects of options that have been issued under the Company's stock option plan. As required by SFAS No. 128, all prior year earnings per share amounts have been restated and computed under the provisions of the new standard. See the "Accounting Changes" section of management's discussion and analysis and note 1 to the consolidated financial statements for additional discussion of this new standard. Unless otherwise noted, per share disclosures are based on the basic earnings per share calculation.

Mergers and Acquisitions

     On November 14, 1997, First Bank acquired a First Union banking branch located in Lillington, North Carolina. Real and personal property acquired totaled approximately $237,000 and deposits assumed totaled approximately $14,345,000. No loans were included in the purchase.

     In the fourth quarter of 1995, First Bank completed its cash acquisition of the Laurinburg and Rockingham branch offices of First Scotland Bank. Assets acquired were approximately $15.8 million including earning assets of approximately $14.2 million, of which approximately $8.9 million were loans. Deposit liabilities assumed were approximately $15 million.

     During the third quarter of 1994, the Company completed its cash acquisition of Central State Bank in High Point, North Carolina. Central State had approximately $35 million in assets with earning assets of approximately $32 million, including approximately $27 million in loans. Central State also had approximately $32 million in deposits.

     For additional information on these acquisitions, please see "Analysis of Results of Operations" and "Analysis of Financial Condition" below and note 2 to the consolidated financial statements.

ANALYSIS OF RESULTS OF OPERATIONS

     Net interest income, the "spread" between earnings on interest-earning assets and the interest paid on interest-bearing liabilities, constitutes the largest source of the Company's earnings. Other factors that significantly affect operating results are the loan loss provision, noninterest income such as service fees and noninterest expenses such as salaries, FDIC insurance assessments and other overhead costs, and the effect of income taxes.

Overview - 1997 Compared to 1996

     First Bancorp's net income for 1997 was a record $5,012,000, or basic earnings per share of $1.66, compared to $4,347,000, or basic earnings per share of $1.44, for 1996. This represents a 15.3% increase in net income and basic earnings per share over the prior year. Excluding the after-tax effects of nonrecurring gains of $103,000, or $0.03 per share, in the fourth quarter of 1997 related to an early termination fee of a data processing contract and $128,000, or $0.04 per share, in the third quarter of 1996 related to a branch sale, the 1997 increase in net income and basic earnings per share would have been 16.4% over 1996.

     The primary reason for the increase in net income in 1997 was a 16.2% increase in net interest income that was a result of strong loan and deposit growth. The provision for loan losses increased 76.9% over the prior year, which is primarily a reflection of the Company providing for the loan growth experienced during the year. Noninterest income decreased 6.7% for the year and noninterest expenses increased 7.4% for the year. See additional discussion below.

Overview - 1996 Compared to 1995

     Net income for 1996 was $4,347,000, or basic earnings per share of $1.44, compared to $1,582,000, or basic earnings per share of $0.53, for 1995. The primary reason for the significant increase in net income for 1996 was the absence of two nonrecurring events that the Company experienced in 1995. The Company incurred pretax nonrecurring charges totaling $2,691,000 ($1,638,000, or $0.54 per share, on an after tax basis) in the fourth quarter of 1995 related to
1) a litigation settlement ($500,000 pretax in additional provision for loan losses and $1,446,000 pretax in out of pocket settlement costs) and 2) unrelated severance expenses related to two former senior managers ($745,000 pretax). In addition to the nonrecurring 1995 fourth quarter charges, during 1995, the Company incurred $789,000 pretax in legal fees related to the litigation that are included in noninterest expense in the accompanying consolidated financial statements. Excluding the 1996 nonrecurring gain from a branch sale discussed above and the nonrecurring charges and related expenses incurred in 1995, the Company's net income increased approximately 14.0% on a tax effected basis in 1996 compared to 1995.

     Excluding the effects of the nonrecurring charges and related expenses, First Bancorp experienced the following variances during 1996 compared to 1995 - net interest income increased 9.9%, noninterest income increased 12.0%, the provision for loan losses decreased 18.8%, and noninterest expenses increased 10.3%.

Net Interest Income

     Net interest income on a tax-equivalent basis amounted to $18,808,000 in 1997, $16,256,000 in 1996 and $14,809,000 in 1995.

     Table 2 analyzes net interest income on a taxable-equivalent basis. The Company's net interest income on a taxable-equivalent basis increased by 16% in 1997 and 10% in 1996. These increases were primarily a result of a 12% increase in average earning assets during 1997 and an 11% increase in 1996. Additionally, in 1997 the yield realized on earning assets increased by 22 basis points from 1996, while the average yield the Company paid on interest-bearing liabilities increased by only 3 basis points, resulting in an increase in net interest margin (net yield on interest-earning assets) of 20 basis points to 5.65% from the 5.45% yield realized in 1996. The increase in yield realized on earning assets was primarily affected by a 20 basis point increase in the yield realized on loans that was largely a result of the 25 basis point increase in the Bank's prime lending rate that occurred in March 1997 and remained in effect for the remainder of the year. The average rate paid on deposits, although 3 basis points higher in 1997, was favorably impacted by higher growth in lower yielding savings, NOW, and money market deposits (15% growth) versus higher yielding time deposits (9% growth).

     In 1996, the Company's net interest margin decreased by 5 basis points to 5.45% from 5.50% as a result of a slight compression of both average yields earned and average rates paid. The average yield earned on loans decreased 28 basis points to 9.47%, primarily as a result of a lower average prime rate in effect during the year. This was largely offset by a 62 basis point increase in the yield realized on taxable securities. This increase in yield was primarily a result of a strategic decision by the Company to invest in higher yielding securities with longer maturities. The average yield on deposits increased by 2 basis points to 4.00% during 1996.

     Changes in total interest income and total interest expense result from changes in both volumes and rates in the related earning asset and interest-bearing liability categories. Table 3 shows the quantitative effects on net interest income of the changes in volumes and rates experienced by the Company. As discussed above and illustrated in Table 3, changes in volumes have been the primary cause of changes in the amounts of interest income and interest expense recorded by the Company.

Provision for Loan Losses

     The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb potential losses inherent in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, historical loan loss experience and other risk factors.

     The Company made provisions for loan losses of $575,000 for 1997 compared to $325,000 for 1996 and $900,000 for 1995. The increase in the provision for loan losses in 1997 was largely in response to the high volume of loan growth experienced by the Company, as the Company's asset quality ratios improved during 1997. The Company originated $57.5 million in new loans, net of repayments, in 1997 as compared to $11.5 million in 1996. The decrease in the provision for loan losses from 1995 to 1996 is attributable to the Company providing approximately $500,000 in 1995 for the purpose of replenishing the allowance for loan losses that was depleted because of charge-offs of loans related to the parties involved in the litigation that was settled on December 28, 1995. Management made the determination to record these charge-offs as a result of the related settlement negotiations. For additional information, please see note 12 to the consolidated financial statements.

      Please see "Summary of Loan Loss Experience" below for a more detailed discussion of the allowance for loan losses. The allowance is monitored and analyzed regularly in conjunction with the Bank's loan analysis and grading program, and adjustments are made to maintain an adequate allowance for loan losses.

Noninterest Income

     Noninterest income amounted to $4,150,000 in 1997, a 6.7% decrease from $4,446,000 in 1996. The 1996 amount was $669,000, or 17.7%, higher than the
$3,777,000 recorded in 1995. The decrease in noninterest income in 1997 from 1996 was partially due to a decrease in nonrecurring gains of $43,000 and changes in gains and losses from securities sales of $18,000. In 1996, the Company sold one branch office, along with its loans and deposits, and sold a vacated building which resulted in a net nonrecurring gain of $211,000. In 1997,

Montgomery Data realized a nonrecurring gain of $168,000 as a result of its last nonaffiliated customer terminating its data processing agreement prior to its contractually obligated term, and thus having to pay an early termination penalty. Management of Montgomery Data does not intend to aggressively seek additional customers at this time, but plans instead to use existing capacity to meet the increasing requirements of the Bank resulting from its asset growth. Notwithstanding the foregoing, additional customers may be taken on if it is deemed to be in the best interest of the Company.

     Service charges on deposit accounts amounted to $2,413,000 in 1997, $2,561,000 in 1996 and $2,164,000 in 1995. Other service charges, commissions, and fees amounted to $1,029,000 in 1997, $1,107,000 in 1996 and $1,109,000 in
1995. A factor in the decrease in service charges from 1996 to 1997 relates to the Bank's decision during 1996 to increase fees for certain services to make them more commensurate with the related expenses the Bank incurred in providing the services. Also, an internal emphasis was placed on collecting the fees for all such services. This initially had the effect of increasing gross service fee revenue which resulted in higher total service charge revenues in 1996 as compared to 1995. Subsequently, management believes customers became more cognizant of the higher fees and made efforts to reduce their use of these services, which resulted in a decline in these same revenues for the Bank during 1997 compared to 1996.

     Commissions from insurance sales decreased by $35,000 in 1997 and $68,000 in 1996 as a result of lower commission fee rates negotiated with brokers, as well as a higher percentage of the Bank's customers utilizing their home equity lines of credit to finance consumer purchases versus obtaining consumer installment loans, where the Bank has typically brokered more insurance policies.

     The increase in noninterest income from 1995 to 1996 was primarily a result of the nonrecurring gain and increased service charge fees discussed above.

Table 4 sets forth the principal components of noninterest income.

Noninterest Expenses

     Noninterest  expenses were  $14,088,000  in 1997,  $13,113,000 in 1996, and
$14,868,000 in 1995. The 7.4% increase in noninterest expenses during 1997 was primarily a result of the Bank opening three new branches early in 1997 and a fourth late in 1997. These new branches were largely responsible for the increases in personnel expense, occupancy expense, equipment expense, stationery expense, and telephone expense during the year. The 1996 decrease was primarily due to the absence of the two previously discussed nonrecurring events that occurred in 1995 that resulted in charges of $745,000 in severance related personnel expenses, $1,446,000 in litigation settlement, and $789,000 in legal fees related to the litigation settlement. For additional information regarding the litigation settlement, please see note 12 to the consolidated financial statements. Excluding the effects of these nonrecurring charges and related expenses, noninterest expenses increased by 10.3% in 1996 compared to 1995, which was primarily a result of a full year of expenses related to the Company's acquisition of two branches in the fourth quarter of 1995 that was previously discussed. Table 5 sets forth the principal components of noninterest expenses.

Income Taxes

     The provision for income taxes was $2,549,000 in 1997, $2,213,000 in 1996, and $580,000 in 1995. The 15% increase in tax expense in 1997 compared to 1996 is a result of a 15% increase in pretax income, as the Company's effective tax rate remained constant at 33.7%. The increase in tax expense in 1996 was due to an increase in pretax income as well as an increase in state income taxes paid. Table 6 presents the components of tax expense and the related effective tax rates.

ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

     The following discussion focuses on the factors considered by management to be important in assessing the Company's financial condition. The Company's assets and deposits have continued to grow, reflecting growth in existing markets and expansion into new geographic areas. Total assets were $403 million at December 31, 1997, an increase of 20.0% over December 31, 1996. Assets during 1996 grew to $335 million at year end, a 4.3% increase over the $322 million at December 31, 1995. Interest-earning assets at December 31, 1997 were $369 million, an increase of 20.7% over the $306 million held at December 31, 1996. The 1996 amount was 4.1% higher that the $294 million held at December 31, 1995. Loans, the primary interest-earning asset, grew 25.8% to $281 million in 1997 compared to 5.4% growth in 1996. Funding the 1997 asset growth was a $63.4 million, or 21.3%, increase in deposits. Funding the 1996 asset growth was a $10.1 million, or 3.5%, increase in deposits. Approximately $14 million of the 1997 asset and deposit growth can be attributed to the previously mentioned purchase of the First Union bank branch located in Lillington, N.C. Partially offsetting the 1996 growth was the July 1996 sale of a branch with loans of $1.4 million and deposits of $3.5 million. The Company's assets and deposits have experienced compound annual growth rates of approximately 11% over the last five years.

Distribution of Assets and Liabilities

     Table 7 sets forth the percentage relationships of significant components of the Company's balance sheets at December 31, 1997, 1996, and 1995. The most significant variance is the 1997 shift in asset mix from securities to loans that is primarily due to strong loan growth that was partially funded with proceeds from securities maturities and sales.

Securities

     Information regarding the Company's securities portfolio as of December 31, 1997, 1996, and 1995 is presented in Tables 8 and 9. Total securities available for sale and held to maturity amounted to $71.1 million, $76.3 million and $69.4 million at December 31, 1997, 1996, and 1995, respectively. The decrease in year end securities at December 31, 1997 as compared to 1996 is due to the Company investing more funds in overnight cash investments at year end to fund the strong loan demand experienced by the Company near year end, as well as the lack of yield incentive to invest in securities with maturities longer than overnight due to the flattening of the yield curve. The increase in year end securities at year end 1996 versus 1995 was a result of the Company having more of its excess cash invested in securities as opposed to overnight cash investments, as well as overall balance sheet growth. Average total securities were approximately $75.7 million during 1997 as compared to an average of $69.7 million in 1996 and $68.3 million in 1995. The increase in the average balance of securities during 1997 was due to a higher level of funds provided by the slightly higher growth in the amount of average deposits during the year versus average loans, as well as funds provided by earnings of the Company. The relatively small increase in average securities of $1.4 million during 1996 compared to 1995 is a result of the growth in average loans almost completely offsetting the funds provided by the growth in average deposits.

     The composition of the securities portfolios at December 31, 1997, 1996, and 1995 reflects a shift in 1996 and 1997 from U.S. Treasuries to higher yielding collateralized mortgage obligations. All of the Company's collateralized mortgage obligations at each year end were issued by Fannie Mae or Freddie Mac. At each year end, there were no collateralized mortgage obligations considered to be "high risk" pursuant to existing bank regulatory guidelines.

     At December 31, 1997, net unrealized gains of $282,000 were included in the carrying value of securities classified as available for sale compared to net unrealized gains of $221,000 at December 31, 1996 and net unrealized gains of $360,000 at December 31, 1995. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations. Net unrealized gains, net of applicable deferred income taxes, of $186,000, $146,000, and $235,000, have been reported as a separate component of shareholders' equity as of December 31, 1997, 1996, and 1995, respectively.

     The market value of securities held to maturity, which the Company carries at amortized cost, exceeded their carrying value by $656,000 at December 31, 1997, $394,000 at December 31, 1996, and $634,000 in 1995. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.

     Table 9 provides detail as to scheduled contractual maturities and book yields on securities available for sale and securities held to maturity at December 31, 1997. Approximately 78% of the available for sale portfolio matures within 5 years, with the weighted average contractual life being 3.25 years. The weighted average tax-equivalent yield for the securities available for sale portfolio was 6.75% at December 31, 1997. The weighted average life of the securities held to maturity portfolio was 5.17 years at December 31, 1997 with a weighted average taxable-equivalent yield of 8.22%.

     As of December 31, 1997 and 1996, the Company held no investment securities of any one issuer, other than U.S. Treasury and U.S. Government agencies or corporations, in which aggregate book values and approximate market values exceeded 10% of shareholders' equity. Other than the collateralized mortgage obligations previously discussed, the Company owned no securities considered by regulatory authorities to be derivative instruments.

Loans

     Table 10 provides a summary of the loan portfolio composition at each of the past five year ends.

     Loans increased by $57.5 million, or 25.8%, in 1997 to $280.5 million from the $223.0 million balance at December 31, 1996. The 1996 year end amount was 5.4% higher than the $211.5 million balance at December 31, 1995. The loan growth experienced by the Company in 1997 occurred in all significant loan categories, while the 1996 growth was limited to the real estate mortgage and real estate construction categories.

     A large portion of the Company's loan portfolio has historically been comprised of loans secured by various types of real estate. At December 31, 1997, $205.3 million or 73.2% of the Company's loan portfolio was secured by liens on real property. Included in this total are $104.1 million, or 37.1% of total loans, in credit secured by liens on 1-4 family residential properties and $101.2 million, or 36.1% of total loans, in credit secured by liens on other types of real estate.

     Table 11 provides a summary of scheduled loan maturities over certain time periods, broken out between fixed rate loans and adjustable rate loans. Approximately 33% of the Bank's loans outstanding at December 31, 1997 mature within one year and 83% of total loans mature within five years. These percentages are approximately the same as they were at December 31, 1996. The percentages of variable rate loans and fixed rate loans to total performing loans were 52% and 48%, respectively, as of December 31, 1997 compared to 51% and 49% as of December 31, 1996. The bank intentionally makes a blend of fixed and variable rate loans so as to reduce interest rate risk. The yield on performing loans as of December 31, 1997 was 9.23% compared to 9.17% at December 31, 1996 and 9.40% at December 31, 1995. The slight increase in yield at December 31, 1997 is a result of a higher prime rate in effect at year end offset by the Company's trend in the second half of the year of originating larger balance loans with slightly lower yields. The decrease in yield from 1995 to 1996 is primarily a result of a lower prime rate in effect at the respective year ends.

     See additional information regarding interest rate risk below.

Nonperforming Assets

     Nonperforming assets include nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and foreclosed, repossessed and idled properties. As a matter of policy the Company places all loans that are past due 90 or more days on nonaccrual basis, and thus there were no such loans at any of the past five year ends that were 90 days past due and still accruing interest. Table 12 summarizes the Company's nonperforming assets at the dates indicated.

     Nonaccrual loans are loans on which interest income is no longer being recognized or accrued because management has determined that the collection of interest is doubtful. The placing of loans on nonaccrual status negatively impacts earnings because (i) interest accrued but unpaid as of the date a loan is placed on nonaccrual status is either deducted from interest income or is charged-off, (ii) future accruals of interest income are not recognized until it becomes highly probable that both principal and interest will be paid and (iii) principal charged-off, if appropriate, may necessitate additional provisions for loan losses that are charged against earnings. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms.

     Nonperforming loans (which includes nonaccrual loans and restructured loans) as of December 31, 1997, 1996 and 1995 totaled $1,283,000, $2,186,000, and $1,298,000, respectively. Nonperforming loans as a percentage of total loans amounted to 0.46%, 0.98% and 0.61%, at December 31, 1997, 1996, and 1995
respectively. The decrease in nonperforming loans at December 31, 1997 as compared to December 31, 1996 is primarily attributable to the resolution of several relationships that resulted in partial charge-offs during the year, as well as generally improved loan quality. The increase in nonperforming loans at December 31, 1996 compared to December 31, 1995 was largely due to $1,300,000 more in loans on nonaccrual status that were assumed in corporate acquisitions occurring in 1994 and 1995. These nonaccrual loans that were originated by other institutions amounted to $1,461,000 at December 31, 1996 compared to $161,000 at December 31, 1995. These loans had a reduced risk of loss to the Company because of certain loss-reimbursement provisions contained in the acquisition agreements. Substantially all such loans were resolved during 1997 by means of receipt of payment-in-full from the borrower, foreclosure and disposition of collateral, or sale of the loan back to the original owner of the loan prior to the expirations of the reimbursement provisions of the agreements in 1997. As of December 31, 1997, the largest nonaccrual balance to any one borrower was $231,000 with the average balance for the 29 nonaccrual loans being approximately $33,000.

    If the nonaccrual loans and restructured loans as of December 31, 1997, 1996 and 1995 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $91,000, $183,000 and $82,000 for nonaccrual loans and $34,000, $41,000 and $52,000 for restructured loans would have been recorded for 1997, 1996 and 1995, respectively. Interest income on such loans that was actually collected and included in net income in 1997, 1996 and 1995 amounted to approximately $32,000, $81,000 and $36,000 for nonaccrual loans (prior to their being placed on nonaccrual status) and $25,000, $30,000 and $50,000 for restructured loans, respectively.

     In addition to the nonperforming loan amounts included above, management believes that an estimated $1,000,000-$1,500,000 of loans that are currently performing in accordance with their contractual terms may potentially develop problems depending upon the particular financial situations of the borrowers and economic conditions in general. Management has taken these potential problem loans into consideration when evaluating the adequacy of the allowance for loan losses at December 31, 1997 (see discussion below).

     Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in the problem loan amounts and the potential problem loan amounts discussed above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     Foreclosed, repossessed, and idled properties amounted to $560,000 at December 31, 1997, compared to $572,000 at December 31, 1996 and $1,393,000 at December 31, 1995. Approximately $391,000 of the 1996 decrease from 1995 relates to the disposition of properties assumed in the Central State acquisition. Foreclosed, repossessed, and idled properties represented 0.14%, 0.17% and 0.43% of total assets at the end of 1997, 1996, and 1995, respectively. The Company's management has reviewed recent appraisals of these properties and has concluded that their fair values, less estimated costs to sell, exceeds the respective carrying values at December 31, 1997.

Allowance for Loan Losses and Loan Loss Experience

     The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. The recoveries realized during the period are credited to this allowance.

     The factors that influence management's judgment in determining the amount charged to operating expense include past loan loss experience, composition of the loan portfolio (including off-balance sheet commitments), evaluation of possible future losses and current economic conditions.

     The Bank uses a loan analysis and grading program to facilitate its evaluation of possible future loan losses and the adequacy of its allowance for loan losses. In this program, risk grades are assigned by management and tested by the Bank's Internal Audit Department and an independent third party consulting firm. The program evaluates a sample of new loans, loans that management identifies as having potential credit weaknesses, loans past due 90 days or more, nonaccrual loans and any other loans identified during previous regulatory and other examinations.

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

     The allowance for loan losses amounted to $4,779,000 as of December 31, 1997 as compared to $4,726,000 at December 31, 1996 and $4,587,000 at December 31, 1995. This represented 1.70%, 2.12%, and 2.17% of loans outstanding as of December 31, 1997, 1996, and 1995, respectively. The decrease in the allowance for loan losses as a percentage of total loans at year end 1997 is a result of generally improved loan quality, as well as the resolution during 1997 of several large nonaccrual and problem loans that resulted in partial charge-offs. As noted in Table 12, the Company's allowance for loan losses as a percentage of nonperforming loans amounted to 372.49% at December 31, 1997 as compared to 216.19% at December 31, 1996, and 353.39% at December 31, 1995.

     Table 13 sets forth the allocation of the allowance for loan losses at the dates indicated. The portion of these reserves that was allocated to known weaknesses in the loan portfolio decreased from $4,104,000 at December 31, 1996 to $3,789,000 at December 31, 1997. The year end 1996 amount was virtually unchanged from the $4,093,000 at December 31, 1995.

     Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding as of each reporting date. It must by emphasized, however, that the determination of the allowance using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amount reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings.

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for loan losses and losses on foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on the examiners' judgments about information available to them at the time of their examinations.

     For the years indicated, Table 14 summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance arising from charge-offs and recoveries by category, and additions to the allowance that have been charged to expense. The Company's net loan charge offs were approximately $522,000 in 1997, $186,000 in 1996 and $1,509,000 in 1995. This
represents 0.21%, 0.09%, and 0.79% of average loans during 1997, 1996, and 1995, respectively. As previously discussed, during 1997 the Company resolved several large nonperforming loans that resulted in partial charge-offs. Charge-offs in 1995 included approximately $590,000 of loans related to the parties involved in the litigation that was settled on December 28, 1995. For additional information, see note 12 to the consolidated financial statements.

Deposits

     The average amounts of deposits of the Company for the years ended December 31, 1997, 1996 and 1995 are presented in Table 15. Average deposits for 1997 grew by 10.4% over the 1996 average to $320.7 million. The 1996 average amount of deposits was $290.5 million, a 10.5% increase from 1995. The category of deposits with the largest percentage increase during 1997 was interest-bearing demand deposits, which increased by 20.0%. This increase can be partially attributed to the Company restructuring several of its accounts within this category to offer more competitive rates. This resulted in a 24 basis point increase in the average rate paid on interest-bearing demand deposits for the year. For 1997, average savings accounts increased by 2.7%, average time deposits increased by 8.8%, and average noninterest-bearing deposits grew by 4.5%, over the averages from 1996. In 1996, average interest-bearing demand deposits increased by 4.5%, average savings accounts increased by 7.4%, average time deposits increased by 14.1%, and average noninterest-bearing deposits grew by 12.6%, over the averages from 1995.

     The Company has a large, stable base of time deposits with little dependence on volatile deposits of $100,000 or more. The time deposits are principally certificates of deposit and individual retirement accounts obtained from individual customers. Deposits of certain local governments and municipal entities represented 1.5% of the Bank's total deposits at December 31, 1997. All such public funds are collateralized by investment securities. The Company does not purchase brokered deposits.

     As of December 31, 1997, the Company held approximately $40,200,000 in time deposits of $100,000 or more and other time deposits of $134,298,000. Table 16 is a maturity schedule of time deposits of $100,000 or more as of December 31, 1997.

Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk - Item 7A.)

     Net interest income is the Company's most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, the Company's level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earnings assets and interest-bearing liabilities. It is the Company's policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. The Company's exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of "shock" interest rates. Over the years, the Company has been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past ten years the net interest margin has not varied by more than 25 basis points in any single year and the lowest net interest margin realized over that same period is within 60 basis points of the highest. While the Company can not guarantee similar stability in the net interest margin in the future, at this time, management does not expect significant fluctuations. See additional discussion of the Company's net interest margin in the "Net Interest Income" above.

     Table 17 sets forth the Company's interest rate sensitivity analysis as of December 31, 1997. As illustrated by this table, the Company has $69.5 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at December 31, 1997 subject to interest rate changes within one year are deposits totaling $135.8 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators. Thus, the Company believes that near term net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates. As of December 31, 1997, approximately 90% of interest-earning assets could be repriced within five years and substantially all interest-bearing liabilities could be repriced within five years.

     The Company has no market risk sensitive instruments held for trading purposes, nor does it maintain any foreign currency positions. Table 18 presents the expected maturities of the Company's other than trading market risk sensitive financial instruments. Table 18 also presents the fair values of market risk sensitive instruments as estimated in accordance with Statement of Financial Accounting Standard No. 107, "Disclosures About Fair Value of Financial Instruments." The Company's fixed rate earning assets have estimated fair values that are slightly higher than their carrying value. This is due to the yields on these portfolios being slightly higher than market yields at December 31, 1997 for instruments with maturities similar to the remaining term of the portfolios due to a generally declining interest rate environment at year end. The estimated fair value of the Company's time deposits is higher than its book value for the same reason.

Off-Balance Sheet Risk

     In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements. These commitments are not recorded as an asset or liability until exercised. As of December 31, 1997, the Company had outstanding loan commitments of $63,219,000 of which $54,845,000 were at variable rates and $8,374,000 were at fixed rates. Included in outstanding loan commitments were unfunded commitments of $22,730,000 on revolving credit plans, of which $18,592,000 were at variable rates and $4,138,000 were at fixed rates. Additionally, standby letters of credit of approximately $1,108,000 and $646,000 were outstanding at December 31, 1997 and 1996, respectively. The Company's exposure to credit loss for the aforementioned commitments in the event of nonperformance by the party to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. However, management believes that these commitments represent no more than the normal lending risk that the Company commits to its borrowers. If these commitments are drawn, the Company plans to obtain collateral if it is deemed necessary based on management's credit evaluation of the counter party. The type of collateral held varies but may include accounts receivable, inventory and commercial or residential real estate. Management expects these commitments, if drawn, to be funded through normal operations.

     Derivative financial instruments include futures,  forwards,  interest rate
swaps,  options  contracts,   and  other  financial   instruments  with  similar
characteristics. The Company does not engage in derivatives activities.

Return On Assets And Equity

     Table 19 shows return on assets (net income divided by average total assets), return on equity (net income divided by average shareholders' equity), dividend payout ratio (dividends declared per share divided by net income per share) and shareholders' equity to assets ratio (average shareholders' equity divided by average total assets) for each of the years in the three-year period ended December 31, 1997. The return on assets and return on equity ratios for 1995 were significantly impacted by the nonrecurring charges previously discussed.

Liquidity

    The Company's primary source of liquidity is dividends from the Bank. See "Business - Supervision and Regulation" and note 15 to the consolidated financial statements for a discussion of regulatory restrictions on the payment of dividends. The Bank's liquidity is determined by its ability to convert assets to cash or acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and to maintain reserve requirements, pay expenses and operate the Bank on an ongoing basis. The Bank's primary liquidity sources are cash and due from banks, federal funds sold, as well as the securities available for sale portfolio. The Company also has in place available lines of credit totaling $36,000,000 should funding or liquidity needs arise. These lines of credit are secured by the Company's Federal Home Loan Bank stock and a blanket lien on its one-to-four family residential loan portfolio. The Company also has correspondent bank relationships established that allow the Company to purchase up to $10,000,000 in federal funds on an overnight basis. The Bank typically has not had to rely on the purchase of federal funds as a source of liquidity. The Bank's management believes its liquidity sources are adequate to meet its operating needs.

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

     The Company and the Bank must comply with regulatory capital requirements established by the FRB and FDIC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on both the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require the Company to maintain minimum ratios of Tier 1 capital to total risk-weighted assets and total capital to risk-weighted assets of 4.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which for the Company is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company adjusted for their related risk levels using formulas set forth in FRB and FDIC regulations.

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

     At December 31, 1997 and 1996, the Company was in compliance with all existing capital requirements, as summarized in Table 20. See "Supervision and Regulation" under "Business" above and note 15 to the consolidated financial statements for discussion of other matters that may affect the Company's capital resources.

Year 2000 Issue

     As has been widely reported in the media, many of the world's existing computer programs use only two digits to identify the year in the date field of a program. These programs were designed and developed without considering the impact of the upcoming change in the century and could experience serious malfunctions when the last two digits of the year change to "00" (Year 2000 Issue). Due to the highly automated and computerized nature of the Company's transaction processing and operations as a whole, the Company is taking the Year 2000 Issue very seriously. The Company's Technology Committee, which is comprised of a cross-section of the Company's employees, is leading the
Company's Year 2000 efforts and involving all employees of the Company in ensuring that the Company is properly prepared for the Year 2000. The Company uses third-party software vendors for most of its computer programs and micro-chip related processes. The first phase of the Company's efforts to address the Year 2000 Issue was to inventory all known Company processes that could reasonably be expected to be impacted by the Year 2000 Issue and their related vendors, if applicable. This inventory of processes and vendors included not only typical computer processes such as the Company's transaction applications systems, but all known processes that could be impacted by micro-chip malfunctions. These include but are not limited to the Company's alarm system, phone system, check ordering process, and ATM network. The Company's second phase in addressing the Year 2000 Issue was to contact all such vendors and request documentation regarding their Year 2000 compliance efforts. This phase is now virtually complete and the Company is currently analyzing the responses. The next phase for the Company is to implement a comprehensive testing of all known processes. Initially, processes will be tested on a stand-alone basis and then the testing will involve multiple interfacing processes. All testing is scheduled to be completed by the end of 1998. Management plans for any corrective actions to be implemented to ensure that the Company is fully prepared for the Year 2000 by the end of the first quarter of 1999.

     To date the Company has not identified any processes that will require significant expenditures to address the Year 2000 Issue. Currently, the Company's estimate of the range of total costs to address the Year 2000 Issue is $100,000 to $150,000. The majority of these costs are expected to be incurred and expensed by the Company in 1998.

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

Accounting Changes

     The Company prepares its financial statements and related disclosures in conformity with standards established by, among others, the Financial Accounting Standards Board (the "FASB"). Because the information needed by users of financial reports is dynamic, the FASB frequently issues new rules and proposed new rules for companies to apply in reporting their activities. The only new standard adopted during 1997 that significantly changed the way the Company has prepared its financial statements was the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is discussed in the following paragraph.

     The Company adopted Statement of Financial Standard Number 128, "Earnings Per Share" ("SFAS No. 128") as of December 31, 1997. SFAS No. 128 superseded Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB No. 15") which the Company had properly followed until the adoption of SFAS No. 128. For companies that have potentially issuable stock (complex capital structures), such as the Company because of its stock option plan, SFAS No. 128 requires that two earnings per share amounts be disclosed - 1) Basic Earnings Per Share and 2) Diluted Earnings Per Share. Basic Earnings Per Share is calculated by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the period. The Basic Earnings Per Share computation for the Company is the same method the Company previously used to calculate and report earnings per share under APB No. 15. Diluted Earnings Per Share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Currently, the Company's only dilutive potential common stock issuances relate to options issued under the Company's stock option plan - see note 14 to the consolidated financial statements for additional information regarding the stock option plan. In computing Diluted Earnings Per Share, it is assumed that all such dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of options assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate Diluted Earnings Per Share for the Company.

     The FASB has also issued three new standards that must be adopted by the Company for reporting periods beginning with the first quarter of 1998. Those standards are discussed in the following three paragraphs.

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

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for prior periods is to be restated, if it is practical to do so. SFAS No. 131 does not have to be applied to interim financial statements in the initial year of application, but, comparative information must be provided for interim periods in the second year of application. This statement is not expected to affect the Company's financial statement presentation.

    In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes the disclosure requirements of pensions and other postretirement benefits. This statement does not change any measurement or recognition provisions, and thus will not materially impact the Company. This statement is effective for fiscal years beginning after December 15, 1997.

FORWARD-LOOKING STATEMENTS

    The foregoing discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," or other statements concerning opinions or judgment of the Company and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers, actions of government regulators, the level of market interest rates, and general economic conditions.

Table 1    Selected Consolidated Financial Data

                                                                          Year Ended December 31,                    Five-Year
($ in thousands except per share                    ------------------------------------------------------------      Compound
and nonfinancial data)                                   1997        1996         1995         1994        1993         Growth
                                                    ----------     -------      -------      -------     -------        -----
Income Statement Data
Interest income                                     $   29,197      25,468       23,106       18,873      17,530          9.6%
Interest expense                                        11,123       9,916        8,953        6,257       6,056          8.1%
Net interest income                                     18,074      15,552       14,153       12,616      11,474         10.6%
Provision for loan losses                                  575         325          900          387         590          2.6%
Net interest income after provision                     17,499      15,227       13,253       12,229      10,884         10.9%
Noninterest income                                       4,150       4,446        3,777        3,293       2,796          8.4%
Noninterest expense                                     14,088      13,113       14,868       11,380       9,958          7.7%
Income before income taxes                               7,561       6,560        2,162        4,142       3,722         16.8%
Income taxes                                             2,549       2,213          580        1,155       1,021         20.1%
Net income                                               5,012       4,347        1,582        2,987       2,701         15.4%
------------------------------------------------------------------------------------------------------------------------------
Per Share Data
Earnings - basic                                    $     1.66        1.44         0.53         0.99        0.90         15.1%
Earnings - diluted                                        1.62        1.43         0.52         0.99        0.90         14.6%
Cash dividends declared                                   0.52        0.44         0.35         0.33        0.29         19.9%
Dividend payout per basic share                          31.33%      30.56%       66.04%       33.33%      32.22%          4.1%
Market Price
     High                                           $    35.00       19.50        14.75        11.50       10.50         32.0%
     Low                                                 18.50       11.50        10.25         9.00        7.38         27.5%
     Close                                               35.00       18.50        12.75        10.50       10.50         35.6%
Stated book value                                        12.17       11.02        10.04         9.57        9.12          7.4%
Tangible book value                                      10.02        9.08         7.95         7.48        8.67          3.9%
------------------------------------------------------------------------------------------------------------------------------
Selected Balance Sheet Data (at year end)
Securities                                          $   71,133      76,265       69,397       67,092      65,746          0.8%
Loans, net of unearned income                          280,513     223,032      211,522      185,749     157,279         14.2%
Allowance for loan losses                                4,779       4,726        4,587        5,009       2,797         13.6%
Intangible assets                                        6,487       5,834        6,306        6,279       1,374         57.0%
Total assets                                           402,669     335,450      321,739      289,613     257,339         10.7%
Deposits                                               361,224     297,861      287,715      258,430     227,043         10.9%
Total shareholders' equity                              36,765      33,232       30,277       28,790      27,443          7.5%
------------------------------------------------------------------------------------------------------------------------------
Selected Average Balances
Assets                                              $  359,879     326,221      296,400      267,227     247,717          8.8%
Loans                                                  245,596     217,900      192,035      168,167     149,247         10.9%
Earning assets                                         333,029     298,308      269,313      244,708     226,563          8.9%
Deposits                                               320,659     290,510      262,846      236,725     218,795          8.9%
Interest-bearing liabilities                           276,148     247,883      225,006      204,141     193,988          7.9%
Shareholders' equity                                    35,024      31,896       30,461       28,197      26,751          7.2%
------------------------------------------------------------------------------------------------------------------------------
Ratios
Return on average equity                                14.31%      13.63%        5.19%       10.59%      10.10%
Return on average assets                                 1.39%       1.33%        0.53%        1.12%       1.09%
Net interest margin (taxable-equivalent basis)           5.65%       5.45%        5.50%        5.41%       5.32%
Average shareholders' equity to average assets           9.73%       9.78%       10.28%       10.55%      10.80%
Average loans to average deposits                       76.59%      75.01%       73.06%       71.04%      68.21%
Net charge-offs to average loans                         0.21%       0.09%        0.79%        0.39%       0.21%
------------------------------------------------------------------------------------------------------------------------------

                                                                          Year Ended December 31,                    Five-Year
($ in thousands except per share                    ------------------------------------------------------------      Compound
and nonfinancial data)                                   1997        1996         1995         1994        1993         Growth
                                                    ----------     -------      -------      -------     -------        -----

Nonfinancial Data
Number of shareholders of record                           668         669          675          692         702
Number of employees (full/part time)                    228/37      213/29       201/25       198/26      171/34
Number of banking offices                                   33          31           32           28          26
------------------------------------------------------------------------------------------------------------------------------

(1) 1997 results include a fourth quarter nonrecurring gain of $168,000 before tax, or $103,000 after tax ($0.03 per share), related to a customer's early termination fee of a data processing contract. 1996 results include a nonrecurring net gain of $211,000 before tax, or $128,000 after tax ($0.04 per share), from the third quarter 1996 sale of a branch office and a vacated building. 1995 results include a nonrecurring net loss of $2,691,000 before tax, or $1,638,000 after tax (or $0.54 per share) from the fourth quarter settlement of litigation and unrelated severance expenses for two senior managers. 1995 results also include $789,000 pretax in noninterest expenses related to the litigation settlement.

(2) Per share amounts for 1995 and before have been restated to reflect the two-for-one stock split distributed in September 1996.

(3) Earnings per share amounts for all years have been computed under the provisions of accounting standard number 128, "Earnings Per Share" which was adopted on December 31, 1997. All previously reported earnings per share have been computed and restated under the provisions of the standard. Diluted earnings per share include the potentially dilutive effects of the Company's 1994 Stock Option Plan.

Table 2    Average Balances and Net Interest Income Analysis

                                                                 Year Ended December 31,
                                             1997                              1996                              1995
                                ------------------------------     -----------------------------    -----------------------------
                                                      Interest                          Interest                         Interest
($ in thousands)                Average     Average     Earned     Average    Average     Earned    Average     Average    Earned
                                 Volume       Rate     or Paid      Volume      Rate     or Paid     Volume       Rate    or Paid
                                 ------       ----     -------      ------      ----     -------     ------       ----    -------
Assets
Loans (1)                       $245,596      9.67%  $  23,754     $217,900      9.47%  $  20,644   $192,035      9.75%  $  18,720
Taxable securities                53,710      6.72%      3,610       49,617      6.27%      3,110     48,871      5.65%      2,762
Non-taxable securities (2)        21,994      8.74%      1,923       20,074      9.09%      1,825     19,436      8.95%      1,739
Short-term investments,
    principally  federal funds    11,729      5.49%        644       10,717      5.53%        593      8,971      6.03%        541
                                --------             ---------     --------             ---------   --------             ---------
Total interest-
    earning assets               333,029      8.99%     29,931      298,308      8.77%     26,172    269,313      8.82%     23,762
                                                     ---------                          ---------                        ---------
Cash and due from banks           12,748                             12,906                           11,575
Bank premises and
    equipment, net                 8,096                              7,920                            7,799
Other assets                       6,006                              7,087                            7,713
                                --------                           --------                         --------
Total assets                    $359,879                           $326,221                         $296,400
                                ========                           ========                         ========
Liabilities and Equity
Savings, NOW and money
     market deposits             122,063      2.31%      2,820      106,273      2.15%      2,284    100,893      2.23%      2,247
Time deposits
  (greater than) $100,000         34,872      5.75%      2,004       31,524      5.74%      1,811     27,570      6.03%      1,662
Other time deposits              119,158      5.28%      6,296      110,079      5.29%      5,820     96,536      5.22%      5,044
                                --------             ---------     --------             ---------   --------             ---------
     Total interest-bearing
        deposits                 276,093      4.03%     11,120      247,876      4.00%      9,915    224,999      3.98%      8,953

Short-term borrowings                 55      5.45%          3            7      5.72%          1          7         -          -
                                --------             ---------     --------             ---------   --------             ---------
Total interest-
    bearing liabilities          276,148      4.03%     11,123      247,883      4.00%      9,916    225,006      3.98%       8,953
                                                     ---------                          ---------                        ----------
Non-interest-
    bearing deposits              44,566                             42,634                           37,847
Other liabilities                  4,141                              3,808                            3,086
Shareholders' equity              35,024                             31,896                           30,461
                                --------                           --------                         --------
Total liabilities and
    shareholders' equity        $359,879                           $326,221                         $296,400
                                ========                           ========                         ========
Net yield on interest-
    earning assets and
    net interest income                       5.65%  $  18,808                   5.45%  $  16,256                 5.50%  $  14,809
                                                     =========                          =========                        =========
Interest rate spread                          4.96%                              4.77%                            4.84%

(1) Net of unearned  income of $0, $5,000,  and $10,000 in 1997,  1996, and 1995 respectively. Average loans includes nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized loan fees in the amounts of $583,000, $512,000, and $464,000 for 1997, 1996, and
    1995, respectively.

(2) Includes tax-equivalent adjustments of $734,000, $704,000, and $656,000 in 1997, 1996, and 1995 respectively, to reflect the federal and state benefit of the tax-exempt securities, reduced by the related nondeductible portion of interest expense.

Table 3    Volume and Rate Variance Analysis

                                                    Year Ended December 31, 1997            Year Ended December 31, 1996
                                                    ----------------------------            ----------------------------
                                              Change Attributable to                  Change Attributable to
                                              ----------------------                  ----------------------
                                                                           Total                                   Total
(In thousands)                                 Changes      Changes       Increase     Changes      Changes       Increase
                                              in Volumes    in Rates     (Decrease)   in Volumes    in Rates     (Decrease)
                                                ------       ------        ------       ------       ------        ------

Interest income (tax-equivalent):
     Loans                                      $2,651       $  459        $3,110       $2,486       $ (562)       $1,924
     Taxable securities                            266          234           500           44          304           348
     Non-taxable securities                        171          (73)           98           58           28            86
     Short-term investments, principally
          federal funds sold                        56           (5)           51          101          (49)           52
                                                ------       ------        ------       ------       ------        ------
               Total interest income             3,144          615         3,759        2,689         (279)        2,410
                                                ------       ------        ------       ------       ------        ------
Interest expense:
     Savings, NOW and money
          market deposits                          352          184           536          118          (81)           37
     Time deposits greater than$100,000            192            1           193          233          (84)          149
     Other time deposits                           480           (4)          476          712           64           776
                                                ------       ------        ------       ------       ------        ------
          Total interest-bearing deposits        1,024          181         1,205        1,063         (101)          962
     Short-term borrowings                           5           (3)            2         --              1             1
                                                ------       ------        ------       ------       ------        ------
              Total interest expense             1,029          178         1,207        1,063         (100)          963
                                                ------       ------        ------       ------       ------        ------

  Net interest income                           $2,115       $  437        $2,552       $1,626       $ (179)       $1,447
                                                ======       ======        ======       ======       ======        ======

(1) Changes attributable to both volume and rate are allocated equally between rate and volume variances.

Table 4  Noninterest Income

                                                           Year Ended December 31,
                                                   ------------------------------------
(In thousands)                                        1997           1996          1995
                                                   -------        -------       -------
Service charges on deposit accounts                $ 2,413        $ 2,561       $ 2,164

Commissions from insurance sales                       278            313           381
Other service charges, commissions, and fees         1,029          1,107         1,109
Data processing fees                                   274            248           123
Securities gains (losses), net                         (12)             6            --
Other nonrecurring net gains                           168            211            --
                                                   -------        -------       -------
          Total                                    $ 4,150        $ 4,446       $ 3,777
                                                   =======        =======       =======

Table 5  Noninterest Expenses

                                                     Year Ended December 31,
                                             -----------------------------------
(In thousands)                                  1997          1996          1995
                                             -------       -------       -------
Salaries                                     $ 6,225       $ 5,447       $ 5,866
Employee benefits                              1,315         1,268         1,222
                                             -------       -------       -------
     Total personnel expense                   7,540         6,715         7,088
Net occupancy expense                            954           904           858
Equipment related expenses                       858           833           798
Litigation settlement                             --            --         1,446
Amortization of intangible assets                546           568           501
FDIC Insurance                                    39             2           269
Legal and audit                                  181           207           955
Stationery and supplies                          756           605           579
Telephone                                        424           334           293
Other operating expenses                       2,790         2,945         2,081
                                             -------       -------       -------
          Total                              $14,088       $13,113       $14,868
                                             =======       =======       =======

Table 6  Income Taxes

(In thousands)                   1997            1996            1995
                               -------         -------         -------
Current   - Federal            $ 2,321         $ 1,685         $   767
          - State                  290             268              --
Deferred  - Federal                (62)            260            (187)
                               -------         -------         -------
     Total                     $ 2,549         $ 2,213         $   580
                               =======         =======         =======
Effective tax rate               33.71%          33.73%          26.83%
                               =======         =======         =======

Table 7  Distribution of Assets and Liabilities

                                                                        1997                  1996                   1995
                                                                        ----                  ----                   ----
Assets
     Interest-earning assets
        Net loans                                                        69%                    65%                    64%
        Securities available for sale                                    13                     16                     15
        Securities held for maturity                                      5                      7                      6
        Short term investments                                            4                      2                      4
                                                                        ---                    ---                    ---
             Total interest-earning assets                               91                     90                     89

     Non-interest-earning assets
        Cash and due from banks                                           4                      5                      4
        Premises and equipment                                            2                      2                      2
        Other assets                                                      3                      3                      5
                                                                        ---                    ---                    ---
               Total assets                                             100%                   100%                   100%
                                                                        ===                    ===                    ===

Liabilities and shareholders' equity
     Demand deposits-noninterest bearing                                 13%                    13%                    13%
     Savings, NOW, and money market deposits                             34                     32                     33
     Time deposits of $100,000 or more                                   10                     10                     10
     Other time deposits                                                 33                     33                     33
                                                                        ---                    ---                    ---
           Total deposits                                                90                     88                     89
     Accrued expenses and other liabilities                               1                      2                      2
                                                                        ---                    ---                    ---
                Total liabilities                                        91                     90                     91

Shareholders' equity                                                      9                     10                      9
                                                                        ---                    ---                    ---
                 Total  liabilities and shareholders' equity            100%                   100%                   100%
                                                                        ===                    ===                    ===

Table 8  Securities Portfolio Composition

                                                                            As of December 31,
                                                                  -----------------------------------
(In thousands)                                                      1997          1996          1995
                                                                  -------       -------       -------
Securities available for sale:
     U.S. Treasury                                                $   534       $ 5,537       $ 9,590
     U.S. Government agencies                                      38,569        42,239        39,054
     Collateralized mortgage obligations                            9,243         5,530           389
     State and local governments                                      906           613           601
     Equity securities                                              1,025            23            23
                                                                  -------       -------       -------
             Total securities available for sale                   50,277        53,942        49,657
                                                                  -------       -------       -------
Securities held to maturity:
     State and local governments                                   20,460        21,869        19,357
     Other                                                            396           454           383
                                                                  -------       -------       -------
             Total securities held to maturity                     20,856        22,323        19,740
                                                                  -------       -------       -------

                       Total securities                           $71,133       $76,265       $69,397
                                                                  =======       =======       =======

                       Average total securities during year       $75,704       $69,691       $68,307
                                                                  =======       =======       =======

Table 9  Securities Portfolio Maturity Schedule

                                                         As of December 31, 1997
                                                 ------------------------------------
                                                   Book        Fair          Book
($ in thousands)                                  Value        Value        Yield (1)
                                                  -----        -----        ---------
Securities available for sale:
   U.S. Treasury
        Due after one but within five years      $   503      $   534         7.30%
                                                 -------      -------         ----
              Total                                  503          534         7.30%
                                                 -------      -------         ----
   U.S. Government agencies
        Due within one year                        9,328        9,359         6.99%
        Due after one but within five years       22,556       22,659         6.61%
        Due after five but within ten years        6,496        6,551         6.68%
                                                 -------      -------         ----
              Total                               38,380       38,569         6.71%
                                                 -------      -------         ----
   Collateralized mortgage obligations
        Due after one but within five years        5,931        5,927         6.88%
        Due after five but within ten years        3,250        3,316         7.39%
                                                 -------      -------         ----
              Total                                9,181        9,243         7.06%
                                                 -------      -------         ----
   State and local governments
        Due within one year                          906          906         4.38%
                                                 -------      -------         ----
              Total                                  906          906         4.38%
                                                 -------      -------         ----
    Equity securities                              1,025        1,025         7.25%
                                                 -------      -------         ----
Total securities available for sale
        Due within one year                       10,234       10,265         6.76%
        Due after one but within five years       28,990       29,120         6.68%
        Due after five but within ten years        9,746        9,867         6.92%
        Due after ten years                        1,025        1,025         7.25%
                                                 -------      -------         ----
              Total                              $49,995      $50,277         6.75%
                                                 =======      =======         ====
Securities held to maturity
   State and local governments
        Due within one year                      $ 3,324      $ 3,354         9.00%
        Due after one but within five years        8,113        8,348         8.30%
        Due after five but within ten years        5,736        5,939         7.88%
        Due after ten years                        3,287        3,475         8.09%
                                                 -------      -------         ----
              Total                               20,460       21,116         8.26%
                                                 -------      -------         ----
    Other
        Due after five but within ten years          396          396         6.00%
                                                 -------      -------         ----
              Total                                  396          396         6.00%
                                                 -------      -------         ----

                                                         As of December 31,
                                                 ------------------------------------
                                                               1997
                                                 ------------------------------------
                                                   Book        Fair          Book
($ in thousands)                                  Value        Value        Yield (1)
                                                  -----        -----        ---------
Total securities held to maturity
        Due within one year                        3,324        3,354         9.00%
        Due after one but within five years        8,113        8,348         8.30%
        Due after five but within ten years        6,132        6,335         7.76%
        Due after ten years                        3,287        3,475         8.09%
                                                 -------      -------         ----
              Total                              $20,856      $21,512         8.22%
                                                 =======      =======         ====

(1) Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 34% tax rate.

Table 10  Loan Portfolio Composition

                                                              As of December 31,
                    ----------------------------------------------------------------------------------------------------------
                         1997                  1996                  1995                  1994                  1993
                    ------------------    ------------------    ------------------    ------------------    ------------------
($ in                            % of                  % of                  % of                  % of                  % of
thousands)                       Total                 Total                 Total                 Total                 Total
                     Amount      Loans     Amount      Loans     Amount      Loans     Amount      Loans     Amount      Loans
                    --------    ------    --------    ------    --------    ------    --------    ------    --------    ------
Commercial,
  financial, &
  agricultural     $  45,417     16.18%  $  33,100     14.83%  $  34,438     16.27%  $  34,187     18.38%  $  26,900     17.09%
Real estate -
  construction        19,323      6.89%     14,498      6.50%     10,052      4.75%      9,767      5.25%      8,651      5.49%
Real estate -
  mortgage(1)        185,927     66.25%    148,667     66.63%    139,567     65.95%    116,200     62.48%    100,285     63.71%
Installment loans
  to individuals      29,971     10.68%     26,860     12.04%     27,566     13.03%     25,815     13.89%     21,576     13.71%
                    --------    ------    --------    ------    --------    ------    --------    ------    --------    ------
Loans, gross         280,638    100.00%    223,125    100.00%    211,623    100.00%    185,969    100.00%    157,412    100.00%
                                ======                ======                ======                ======                ======
Unamortized
  net deferred
  loan fees &
  unearned income       (125)                  (93)                 (101)                 (220)                 (133)
                    --------              --------              --------              --------              --------
Total loans, net    $280,513              $223,032              $211,522              $185,749              $157,279
                    ========              ========              ========              ========              ========

(1) The majority of these loans are various personal and commercial loans where real estate provides additional security for the loan.

Table 11  Loan Maturities

                                                                          As of December 31, 1997
                                    ----------------------------------------------------------------------------------------------
                                                               Due after one year
                                          Due within                  but                 Due after five
                                           one year             within five years               years                  Total
                                    ----------------------    ---------------------    --------------------    -------------------
($ in thousands)                      Amount        Yield      Amount        Yield        Amount     Yield       Amount      Yield
                                      ------        -----      ------        -----        ------     -----       ------      -----
Variable Rate Loans:
   Commercial, financial, and
     agricultural                   $   20,911       9.00%    $   6,107       9.22%    $   3,515      9.05%    $ 30,533       9.05%


   Real estate - construction           13,777       9.25%        1,875       9.25%          132     10.45%      15,784       9.26%
   Real estate - mortgage               24,172       9.17%       36,291       9.02%       34,572      9.27%      95,035       9.15%
   Installment loans
       to individuals                      908       9.34%        2,509      10.55%          468      9.67%       3,885      10.16%
                                    ----------                ---------                ---------               --------
          Total at variable rates       59,768       9.13%       46,782       9.14%       38,687      9.26%     145,237       9.17%
                                    ----------                ---------                ---------               --------

Fixed Rate Loans:
   Commercial, financial, and
     agricultural                        4,097       9.08%        9,860       9.08%        1,213      6.08%      15,170       8.84%
   Real estate - construction            2,092       9.32%        1,159       8.45%          342      8.49%       3,593       8.96%
   Real estate - mortgage               22,212       9.05%       59,246       8.96%        8,158      8.84%      89,616       8.97%
   Installment loans
       to individuals                    4,855      10.29%       20,806      10.91%          404      8.57%      26,065      10.76%
                                    ----------                ---------                ---------               --------
          Total at fixed rates          33,256       9.25%       91,071       9.41%       10,117      8.49%     134,444       9.30%
                                    ----------                ---------                ---------               --------

              Subtotal                  93,024       9.17%      137,853       9.32%       48,804      9.10%     279,681       9.23%
Nonaccrual loans                           957                                                                      957
                                    ----------                ---------                ---------              ---------
                   Loans, gross     $   93,981                $ 137,853                $  48,804              $ 280,638
                                    ==========                =========                =========              =========

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

Table 12  Nonperforming Assets

                                                                         As of December 31,
                                                    ----------------------------------------------------------
($ in thousands)                                      1997         1996         1995         1994         1993
                                                    ------       ------       ------       ------       ------
Nonaccrual loans (1)                                $  957       $1,836       $  772       $1,724       $1,987
Restructured loans                                     326          350          526          215          545
                                                    ------       ------       ------       ------       ------
     Total nonperforming loans                       1,283        2,186        1,298        1,939        2,532
Foreclosed, repossessed, and idled
   properties (included in other assets)               560          572        1,393        2,976        1,781
                                                    ------       ------       ------       ------       ------
     Total nonperforming assets                     $1,843       $2,758       $2,691       $4,915       $4,313
                                                    ======       ======       ======       ======       ======

Nonperforming loans as a percentage
   of total loans                                     0.46%        0.98%        0.61%        1.04%        1.61%
Allowance for loan losses as a
   percentage of nonperforming loans                372.49%      216.19%      353.39%      258.33%      110.47%
Nonperforming assets as a percentage of
   loans and foreclosed and repossessed assets        0.66%        1.23%        1.26%        2.60%        2.71%
Nonperforming assets as a percentage of
   total assets                                       0.46%        0.82%        0.84%        1.70%        1.68%


(1) Nonaccrual loans in the amounts of $1,461,000, $161,000, and $275,000 as of December 31, 1996, 1995, and 1994, respectively, were loans acquired from other financial institutions and were subject to certain loss reimbursement provisions from the sellers of the loans. Thus the Company's loss exposure was limited. The provisions providing for the reimbursements expired during 1997.

Table 13  Allocation of the Allowance for Loan Losses

                                                                As of December 31,
                                             ------------------------------------------------------
($ in thousands)                               1997        1996        1995        1994        1993
                                             ------      ------      ------      ------      ------
Commercial, financial, and agricultural      $  577      $  462      $  758      $  795      $  346
Real estate - construction                      201         191         199         214         203
Real estate - mortgage                        2,394       2,810       2,516       2,704       1,802
Installment loans to individuals                617         641         620         835         266
                                             ------      ------      ------      ------      ------
Total allocated                               3,789       4,104       4,093       4,548       2,617
Unallocated                                     990         622         494         461         180
                                             ------      ------      ------      ------      ------
Total                                        $4,779      $4,726      $4,587      $5,009      $2,797
                                             ======      ======      ======      ======      ======

Table 14  Loan Loss and Recovery Experience

                                                                                   As of December 31,
                                                      -----------------------------------------------------------------------------
($ in thousands)                                         1997             1996             1995             1994             1993
                                                      ---------        ---------        ---------        ---------        ---------
Loans outstanding at end of year                      $ 280,513        $ 223,032        $ 211,522        $ 185,749        $ 157,279
                                                      =========        =========        =========        =========        =========
Average amount of loans outstanding                   $ 245,596        $ 217,900        $ 192,035        $ 168,167        $ 149,247
                                                      =========        =========        =========        =========        =========
Allowance for loan losses, at
   beginning of year                                  $   4,726        $   4,587        $   5,009        $   2,797        $   2,526
Provision for loan losses                                   575              325              900              387              590
Allowance of purchased banks                               --               --                187            2,487             --
                                                      ---------        ---------        ---------        ---------        ---------
                                                          5,301            4,912            6,096            5,671            3,116
Loans charged off:
   Commercial, financial and agricultural                   (61)            (209)            (885)            (242)             (87)
   Real estate - mortgage                                  (449)            (196)            (184)            (207)            (158)
   Installment loans to individuals                        (311)            (311)            (531)            (354)            (226)
                                                      ---------        ---------        ---------        ---------        ---------
       Total charge-offs                                   (821)            (716)          (1,600)            (803)            (471)
                                                      ---------        ---------        ---------        ---------        ---------
Recoveries of loans previously charged-off
   Commercial, financial and agricultural                    89              114               23               11               61
   Real estate - mortgage                                    38              127                6               79                9
   Installment loans to individuals                         141              113               62               51               82
   Other                                                     31              176               --               --               --
                                                      ---------        ---------        ---------        ---------        ---------
       Total recoveries                                     299              530               91              141              152
                                                      ---------        ---------        ---------        ---------        ---------
            Net charge-offs                                (522)            (186)          (1,509)            (662)            (319)
                                                      ---------        ---------        ---------        ---------        ---------
Allowance for loan losses, at end of year             $   4,779        $   4,726        $   4,587        $   5,009        $   2,797
                                                      =========        =========        =========        =========        =========
Ratios:
   Net charge-offs as a percent of average loans           0.21%            0.09%            0.79%            0.39%            0.21%
   Allowance for loan losses as a
         percent of  loans at end of year                  1.70%            2.12%            2.17%            2.70%            1.78%
   Allowance for loan losses as a multiple
        of net charge-offs                                 9.16x           25.41x            3.04x            7.57x            8.77x
   Provision for loan losses as a percent of net
        charge-offs                                      110.15%          174.73%           59.64%           58.46%          184.95%
   Recoveries of loans previously charged-off
        as a percent of loans charged-off                 36.42%           74.02%            5.69%           17.56%           32.27%

Table 15  Average Deposits

                                                                                Year Ended December 31,
                                                 ------------------------------------------------------------------------------
                                                           1997                          1996                      1995
                                                 ------------------------       -----------------------    --------------------
($ in thousands)                                  Average         Average       Average         Average     Average     Average
                                                   Amount          Rate          Amount          Rate        Amount       Rate
                                                 ---------         ----         ---------        ----     ---------       ----
Interest-bearing demand deposits
                                                 $  89,717         2.27%        $  74,778        2.03%       71,571       2.09%
Savings deposits                                    32,346         2.42%           31,495        2.42%       29,322       2.56%
Time deposits                                      154,030         5.39%          141,603        5.39%      124,106       5.40%
                                                 ---------                      ---------                 ---------
     Total interest-bearing deposits               276,093         4.03%          247,876        4.00%      224,999       3.98%
Non-interest bearing deposits                       44,566            -            42,634           -        37,847          -
                                                 ---------                      ---------                 ---------
                                                 $ 320,659         3.47%        $ 290,510        3.41%    $ 262,846       3.41%
                                                 =========         ====         =========        ====     =========       ====

Table 16  Maturities of Time Deposits of $100,000 or More

                                                             As of December 31, 1997
                                      ------------------------------------------------------------------
                                      3 Months      Over 3 to 6    Over 6 to 12      Over 12
($ in thousands)                      or Less         Months         Months          Months      Total
                                      -------         ------         ------          ------      -----
Time certificates of deposits of
    $100,000 or more                  $15,930        $ 9,213        $10,007         $ 5,050      $40,200
                                      =======        =======        =======         =======      =======

Table 17   Interest Rate Sensitivity Analysis

                                                          Repricing schedule for interest-earning assets and interest-bearing liabilities held as of December 31, 1997
                                                       ------------------------------------------------------------------------

                                                       3 Months       Over 3 to 12    Total Within       Over 12
                                                        or Less           Months        12 Months         Months        Total
                                                       ---------       ---------       ----------      ---------      ---------
($ in thousands)
Earning assets:
     Loans, net of deferred fees                       $ 156,308       $  22,185       $ 178,493       $ 102,020      $ 280,513
     Securities available for sale                         6,513           3,752          10,265          40,012         50,277
     Securities held to maturity                             825           2,499           3,324          17,532         20,856
     Short-term investments                               17,307            --            17,307            --           17,307
                                                       ---------       ---------       ---------       ---------      ---------
          Total earning assets                         $ 180,953       $  28,436       $ 209,389       $ 159,564      $ 368,953
                                                       =========       =========       =========       =========      =========

     Percent of total earning assets                       49.04%           7.71%          56.75%          43.25%        100.00%
     Cumulative percent of total earning assets            49.04%          56.75%          56.75%         100.00%        100.00%

Interest-bearing liabilities:
     Savings, NOW and money market deposits
                                                       $ 135,805       $    --         $ 135,805       $    --        $ 135,805
     Time deposits of $100,000 or more                    16,037          19,220          35,257           4,943         40,200
     Other time deposits                                  42,858          64,953         107,811          26,487        134,298
                                                       ---------       ---------       ---------       ---------      ---------
          Total interest-bearing liabilities           $ 194,700       $  84,173       $ 278,873       $  31,430      $ 310,303
                                                       =========       =========       =========       =========      =========

     Percent of total interest-bearing liabilities         62.74%          27.13%          89.87%          10.13%        100.00%
     Cumulative percent of total interest-
          bearing liabilities                              62.74%          89.87%          89.87%         100.00%        100.00%

Interest sensitivity gap                               $ (13,747)      $ (55,737)      $ (69,484)      $ 128,134      $  58,650
Cumulative interest sensitivity gap                      (13,747)        (69,484)        (69,484)         58,650         58,650
Cumulative interest sensitivity gap
     as a percent of total earning assets                  -3.73%         -18.83%         -18.83%          15.90%         15.90%
Cumulative ratio of interest-sensitive
     assets to interest-sensitiveliabilities               92.94%          75.08%          75.08%         118.90%        118.90%

Table 18  Market Risk Sensitive Instruments

                                        Expected Maturities of Market Sensitive Instruments Held
                                            at December 31, 1997 Occurring in Indicated Year
                          --------------------------------------------------------------------------------
                                                                                                                Average    Estimated
                                                                                                               Interest      Fair
($ in thousands)             1998        1999        2000        2001        2002       Beyond      Total       Rate (1)     Value
                          --------      ------      ------      ------      ------      ------     -------       ----      --------
Debt Securities- at
   amortized cost (2)     $ 28,636      16,773       5,972       4,978       2,124      11,343      69,826       7.18%     $ 70,764
Loans - fixed (3)           33,256      23,226      36,394      11,847      19,604      10,117     134,444       9.30%      134,862
Loans - adjustable (3)      59,768      16,736      15,943       5,173       8,930      38,687     145,237       9.17%      145,237
                          --------      ------      ------      ------      ------      ------     -------                 --------
  Total                   $121,660      56,735      58,309      21,998      30,658      60,147     349,507       8.82%     $350,863
                          ========      ======      ======      ======      ======      ======     =======       ====      ========

Savings, NOW, and
money  market deposits    $135,805        --          --          --          --          --       135,805       2.43%     $135,805
Time deposits              141,277      18,638      10,580       2,244       1,746          13     174,498       5.40%      174,884
                          --------      ------      ------      ------      ------      ------     -------                 --------
  Total                   $277,082      18,638      10,580       2,244       1,746          13     310,303       4.10%     $310,689
                          ========      ======      ======       =====       =====          ==     =======       ====      ========

(1) Tax-exempt securities are reflected at a tax-equivalent basis using a 34% tax rate.
(2) Callable securities with above market interest rates at December 31, 1997 are assumed to mature at their call date for purposes of this table.
(3)  Excludes nonaccrual loans and allowance for loan losses.

Table 19  Return on Assets and Equity

                                                             As of December 31,
                                                       ------------------------------
(In thousands)                                          1997        1996        1995
                                                       ------      ------      ------
Return on assets                                        1.39%       1.33%       0.53%
Return on equity                                       14.31%      13.63%       5.19%
Dividend payout ratio per basic share                  31.33%      30.56%      66.04%
Average shareholders' equity to average assets          9.73%       9.78%      10.28%

Table 20  Risk-Based and Leverage Capital Ratios

                                                                   As of December 31,
                                                      -------------------------------------------
($ in thousands)                                         1997             1996             1995
                                                      ---------        ---------        ---------
Risk-Based and Leverage Capital
Tier I capital:
     Common shareholders' equity                      $  36,765        $  33,232        $  30,277
     Intangible assets                                   (6,487)          (5,834)          (6,306)
     Unrealized gain on securities
          available for sale, net of taxes                 (186)            (146)            (235)
                                                      ---------        ---------        ---------
               Total Tier I leverage capital             30,092           27,252           23,736
                                                      ---------        ---------        ---------
Tier II capital:
     Allowable allowance for loan losses                  3,466            2,789            2,661
                                                      ---------        ---------        ---------
               Tier II capital additions                  3,466            2,789            2,661
                                                      ---------        ---------        ---------
Total risk-based capital                              $  33,558        $  30,041        $  26,397
                                                      =========        =========        =========

Risk adjusted assets                                  $ 283,924        $ 229,084        $ 219,439
Tier I risk-adjusted assets
   (includes Tier I capital adjustments)                277,251          223,104          212,898
Tier II risk-adjusted assets
   215,559
   (includes Tiers I and II capital adjustments)        280,717          225,893          215,559
Fourth quarter average assets                           386,291          333,337          309,996
Adjusted fourth quarter average assets
   (includes Tier I capital adjustments)                379,618          327,357          303,455

Risk-based capital ratios:
   Tier I capital to Tier I risk adjusted assets          10.85%           12.21%           11.15%
   Minimum required Tier I capital                         4.00%            4.00%            4.00%
   Total risk-based capital to
       Tier II risk-adjusted assets                       11.95%           13.30%           12.25%
   Minimum required total risk-based capital               8.00%            8.00%            8.00%
Leverage Capital Ratios:
   Tier I leverage capital to
       adjusted fourth quarter average assets              7.93%            8.32%            7.82%
   Minimum required Tier I leverage capital              3-5.00%          3-5.00%          3-5.00%

Table 21  Quarterly Financial Summary

                                                       1997                                                1996
                                ------------------------------------------------     ----------------------------------------------
($ in thousands except             Fourth        Third       Second        First       Fourth        Third       Second      First
per share data)                   Quarter      Quarter      Quarter      Quarter      Quarter      Quarter      Quarter     Quarter
-----------------------------------------------------------------------------------------------------------------------------------
Income Statement Data
Interest income, taxable
   equivalent                   $   8,061     $  7,650     $  7,346     $  6,874     $  6,713     $  6,641     $  6,492    $  6,326
Interest expense                    3,082        2,835        2,673        2,533        2,530        2,472        2,445       2,469
Net interest income,
   taxable equivalent               4,979        4,815        4,673        4,341        4,183        4,169        4,047       3,857
Taxable equivalent,
   adjustment                         170          177          191          196          186          177          170         171
Net interest income                 4,809        4,638        4,482        4,145        3,997        3,992        3,877       3,686
Provision for loan losses             250          125          125           75          100           75           75          75
Net interest income
   after provision for losses       4,559        4,513        4,357        4,070        3,897        3,917        3,802       3,611
Noninterest income                  1,070        1,007        1,008        1,065        1,011        1,296        1,075       1,064
Noninterest expense                 3,496        3,601        3,506        3,485        3,292        3,379        3,275       3,167
Income before income taxes          2,133        1,919        1,859        1,650        1,616        1,834        1,602       1,508
Income taxes                          754          651          620          524          525          626          559         503
Net income                          1,379        1,268        1,239        1,126        1,091        1,208        1,043       1,005
-----------------------------------------------------------------------------------------------------------------------------------
Per Share Data
Earnings - basic                $    0.46     $   0.42     $   0.41     $   0.37     $   0.36     $   0.40     $   0.35    $   0.33
Earnings - diluted                   0.45         0.41         0.40         0.36         0.36         0.40         0.34        0.33
Cash dividends declared              0.13         0.13         0.13         0.13         0.11         0.11         0.11        0.11
Dividend payout per
   basic share                      28.26%       30.95%       31.71%       35.14%       30.56%       27.50%       31.43%      33.33%
Market Price
     High                           35.00        27.75        24.25        26.75        19.50        17.00        15.25       13.50
     Low                            26.00        22.50        21.75        18.50        14.75        14.50        12.63       11.50
     Close                          35.00        27.75        22.50        23.38        18.50        16.00        14.63       12.88
Stated book value                   12.17        11.84        11.52        11.16        11.02        10.68        10.37       10.23
Tangible book value                 10.02        10.12         9.76         9.35         9.08         8.70         8.34        8.16
-----------------------------------------------------------------------------------------------------------------------------------
Selected Average Balances
Assets                          $ 386,291     $362,601     $350,746     $339,878     $333,337     $327,005     $325,912    $318,630
Loans                             269,929      254,265      235,912      222,278      222,064      218,184      217,643     213,709
Earning assets                    358,442      335,658      324,617      312,530      306,129      299,995      297,245     289,863
Deposits                          345,253      322,813      312,311      302,259      296,024      290,546      290,919     284,551
Interest-bearing liabilities      297,691      278,179      268,974      259,748      251,903      248,125      247,539     243,965
Shareholders' equity               36,473       35,487       34,275       33,861       33,039       32,139       31,519      30,887
-----------------------------------------------------------------------------------------------------------------------------------

                                                       1997                                                1996
                                ------------------------------------------------     ----------------------------------------------
($ in thousands except             Fourth        Third       Second        First       Fourth        Third       Second      First
per share data)                   Quarter      Quarter      Quarter      Quarter      Quarter      Quarter      Quarter     Quarter
-----------------------------------------------------------------------------------------------------------------------------------
Ratios
Return on average assets             1.43%        1.40%        1.41%        1.33%        1.31%        1.48%        1.28%       1.26%
Return on average equity            15.12%       14.29%       14.46%       13.30%       13.21%       15.03%       13.24%      13.02%
Average equity to
   average  assets                   9.44%        9.79%        9.77%        9.96%        9.91%        9.83%        9.67%       9.69%
Risk-based capital ratios:
   Tier I capital                   10.85%       11.79%       11.97%       12.48%       12.21%       11.89%       11.45%      11.27%
   Total risk-based capital         11.95%       12.88%       13.06%       13.56%       13.30%       13.01%       12.57%      12.39%
   Tier I leverage capital           7.93%        8.50%        8.50%        8.48%        8.32%        8.20%        7.91%       7.83%
Average loans to
   average deposits                 78.18%       78.77%       75.54%       73.54%       75.02%       75.09%       74.81%      75.10%
Average earning assets to
   interest-bearing                120.41%      120.66%      120.69%      120.32%      121.53%      120.90%      120.08%     118.81%
   liabilities
Net interest margin                  5.56%        5.74%        5.76%        5.56%        5.47%        5.56%        5.45%       5.32%
Nonperforming loans as a
   percent of total loans            0.46%        0.55%        0.39%        0.74%        0.98%        0.76%        0.84%       1.02%
Allowance for loan losses
   as a percentage of
   nonperforming loans             372.49%      328.56%      489.70%      286.05%      216.19%      282.46%      256.77%     215.14%
Nonperforming assets as a
   percent of loans and
   foreclosed, repossessed, and
   idled properties                  0.66%        0.71%        0.56%        0.92%        1.23%        1.04%        1.22%       1.68%
Nonperforming assets as a
   percent of total assets           0.46%        0.50%        0.39%        0.60%        0.82%        0.70%        0.82%       1.14%

Item 8.  Financial Statements
               and Supplementary Data

                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 1997 and 1996




($ in thousands)                                               1997           1996
------------------------------------------------------------------------------------
ASSETS
Cash & due from banks, noninterest-bearing                  $  17,664         15,882
Due from banks, interest-bearing                               13,081           --
Federal funds sold                                              2,896          5,025
                                                            ---------      ---------
   Total cash and cash equivalents                             33,641         20,907
                                                            ---------      ---------

Securities available for sale (costs of
   $49,995 and $53,721)                                        50,277         53,942

Securities held to maturity (approximate fair values of
   $21,512 and $22,717)                                        20,856         22,323

Presold mortgages in process of settlement                      1,330          1,395

Loans, net of unearned income                                 280,513        223,032
  Less:  Allowance for loan losses                             (4,779)        (4,726)
                                                            ---------      ---------
  Net loans                                                   275,734        218,306
                                                            ---------      ---------

Premises and equipment, net                                     8,839          7,722
Accrued interest receivable                                     2,866          2,412
Intangible assets, net                                          6,487          5,834
Other  assets                                                   2,639          2,609
                                                            ---------      ---------
          Total assets                                      $ 402,669        335,450
                                                            =========      =========

LIABILITIES
Deposits:  Demand - noninterest bearing                     $  50,921         45,002
           Savings, NOW and money market                      135,805        107,605
           Time deposits of $100,000 or more                   40,200         33,526
           Other time deposits                                134,298        111,728
                                                            ---------      ---------
           Total deposits                                     361,224        297,861

Accrued interest payable                                        2,299          1,882
Other liabilities                                               2,381          2,475
                                                            ---------      ---------
     Total liabilities                                        365,904        302,218
                                                            ---------      ---------

                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 1997 and 1996
                                  (continued)




($ in thousands)                                               1997           1996
------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Common stock, $5 par value per share
    Authorized: 12,500,000 shares
    Issued and outstanding: 3,020,370,
       and 3,016,370                                           15,102         15,082
Capital surplus                                                 3,861          3,831
Retained earnings                                              17,616         14,173
Unrealized gain on securities
   available for sale, net of income taxes                        186            146
                                                            ---------      ---------
     Total shareholders' equity                                36,765         33,232
                                                            ---------      ---------
          Total liabilities and shareholders' equity        $ 402,669        335,450
                                                            =========      =========

See accompanying Notes to Consolidated Financial Statements.

                               First Bancorp and Subsidiaries
                              Consolidated Statements of Income
                        Years Ended December 31, 1997, 1996 and 1995




($ in thousands except per share data)               1997             1996            1995
--------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                      $    23,754           20,644          18,720
Interest on investment securities
     Taxable interest income                          3,610            3,110           2,762
     Exempt from income taxes                         1,189            1,121           1,083
Other, principally federal funds sold                   644              593             541
                                                -----------      -----------     -----------
     Total interest income                           29,197           25,468          23,106
                                                -----------      -----------     -----------

INTEREST EXPENSE
Savings, NOW and money market                         2,820            2,284           2,247
Time deposits of $100,000 or more                     2,004            1,811           1,662
Other time and savings deposits                       6,296            5,820           5,044
Federal funds purchased                                   3                1            --
                                                -----------      -----------     -----------
     Total interest expense                          11,123            9,916           8,953
                                                -----------      -----------     -----------

Net interest income                                  18,074           15,552          14,153
Provision for loan losses                               575              325             900
                                                -----------      -----------     -----------
Net interest income after provision for
   loan losses                                       17,499           15,227          13,253
                                                -----------      -----------     -----------

NONINTEREST INCOME
Service charges on deposit accounts                   2,413            2,561           2,164
Commissions from insurance sales                        278              313             381
Other service charges, commissions and fees           1,029            1,107           1,109
Data processing fees                                    274              248             123
Securities gains (losses), net                          (12)               6            --
Other nonrecurring net gains                            168              211            --
                                                -----------      -----------     -----------
     Total noninterest income                         4,150            4,446           3,777
                                                -----------      -----------     -----------

                               First Bancorp and Subsidiaries
                              Consolidated Statements of Income
                        Years Ended December 31, 1997, 1996 and 1995




($ in thousands except per share data)               1997             1996            1995
--------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
Salaries                                              6,225            5,447           5,866
Employee benefits                                     1,315            1,268           1,222
                                                -----------      -----------     -----------
     Total personnel expense                          7,540            6,715           7,088
Net occupancy expense                                   954              904             858
Equipment related expenses                              858              833             798
Litigation settlement                                  --               --             1,446
Other operating expenses                              4,736            4,661           4,678
                                                -----------      -----------     -----------
     Total noninterest expenses                      14,088           13,113          14,868
                                                -----------      -----------     -----------

Income before income taxes                            7,561            6,560           2,162
Income taxes                                          2,549            2,213             580
                                                -----------      -----------     -----------

NET INCOME                                      $     5,012            4,347           1,582
                                                ===========      ===========     ===========

Weighted Average Common Shares
     Outstanding - Basic                          3,017,236        3,014,573       3,009,172
                                                ===========      ===========     ===========

Weighted Average Common Shares
     Outstanding - Diluted                        3,085,928        3,040,839       3,018,950
                                                ===========      ===========     ===========

Earnings Per Share - Basic                      $      1.66             1.44            0.53
Earnings Per Share - Diluted                           1.62             1.43            0.52
Cash Dividends Declared Per Share                      0.52             0.44            0.35

See accompanying Notes to Consolidated Financial Statements.

                                                First Bancorp and Subsidiaries
                                       Consolidated Statements of Shareholders' Equity
                                         Years Ended December 31, 1997, 1996 and 1995


                                                                                                   Unrealized
                                                                                                  Gain/(Loss)
                                                                                                 on Securities     Share-
                                                   Common Stock            Capital     Retained      Available     holders'
($ in thousands, except per share data)         Shares       Amount        Surplus     Earnings    for Sale, net    Equity
---------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 1995                        3,008      $ 15,042         3,787       10,624         (663)       28,790

Net income                                                                                1,582                      1,582
Cash dividends declared ($0.35 per share)                                                (1,054)                    (1,054)
Common stock issued under
   stock option plans                                6            29            32                                      61
Net adjustment for securities
   available for sale                                                                                    898           898
                                                 -----      --------         -----      -------         ----        ------
Balances, December 31, 1995                      3,014      $ 15,071         3,819       11,152          235        30,277
                                                 -----      --------         -----      -------         ----        ------

Net income                                                                                4,347                      4,347
Cash dividends declared ($0.44 per share)                                                (1,326)                    (1,326)
Common stock issued under
   stock option plans                                2            11            12                                      23
Net adjustment for securities
   available for sale                                                                                    (89)          (89)
                                                 -----      --------         -----      -------         ----        ------
Balances, December 31, 1996                      3,016      $ 15,082         3,831       14,173          146        33,232
                                                 -----      --------         -----      -------         ----        ------

Net income                                                                                5,012                      5,012
Cash dividends declared ($0.52
     per share)                                                                          (1,569)                    (1,569)
Common stock issued under
   stock option plans                                4            20            30                                      50
Net adjustment for securities
   available for sale                                                                                     40            40
                                                 -----      --------         -----      -------         ----        ------

Balances, December 31, 1997                      3,020      $ 15,102         3,861       17,616          186        36,765
                                                 =====      ========         =====       ======          ===        ======

See accompanying Notes to Consolidated Financial Statements.

                                                First Bancorp and Subsidiaries
                                             Consolidated Statements of Cash Flows
                                         Years Ended December 31, 1997, 1996 and 1995



($ in thousands)                                                                          1997          1996           1995
                                                                                        --------      --------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                              $  5,012         4,347         1,582
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Provision for loan losses                                                               575           325           900
     Net security discount accretion                                                         (15)          (17)          (44)
     Loan fees and costs deferred, net of amortization                                        33            10           (43)
     Depreciation of premises and equipment                                                  715           723           726
     Amortization of intangible assets                                                       546           568           501
     Realized and unrealized other real estate losses                                         65            49            78
     Provision for deferred income taxes                                                     (62)          260          (187)
     Loss (gain) on sale of securities                                                        12            (6)           --
     Net gain from sale of branch facilities and deposits                                     --          (211)           --
     Loss on disposal of premises                                                             10            --            --
Changes in operating assets and liabilities:
     Increase in accrued interest receivable                                                (454)          (40)           (7)
     Decrease (increase) in intangible assets                                                386           (96)          161
     Decrease in other assets                                                                325           842         1,941
     Increase (decrease) in accrued interest payable                                         370            (7)          728
     Increase (decrease) in other liabilities                                               (149)          556           513
                                                                                        --------      --------       -------
     Net cash provided by operating activities                                             7,369         7,303         6,849
                                                                                        --------      --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale                                          (37,289)      (41,816)      (26,269)
     Purchases of securities held to maturity                                             (2,399)       (4,386)       (1,683)
     Proceeds from sale of securities available for sale                                   8,361         1,146          --
     Proceeds from  maturities/issuer calls of securities available for sale              32,678        36,222        27,789
     Proceeds  from  maturities/issuer  calls  of  securities  held to maturity            3,846         1,855         2,240
     Net increase in loans                                                               (58,208)      (13,525)      (18,600)
     Net purchases of premises and equipment                                              (1,842)         (632)       (1,323)
     Net cash received (paid) in purchase (sale) of deposits                              12,658        (1,722)           --
     Net cash acquired in acquisition of a financial institution                              --            --         2,417
                                                                                        --------      --------       -------
     Net cash used in investing activities                                               (42,195)      (22,858)      (15,429)
                                                                                        --------      --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                             49,018        13,690        14,325
     Cash dividends paid                                                                  (1,508)       (1,267)       (1,038)
     Proceeds from issuance of common stock                                                   50            23            61
                                                                                        --------      --------       -------
     Net cash provided by financing activities                                            47,560        12,446        13,348
                                                                                        --------      --------       -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          12,734        (3,109)        4,768
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              20,907        24,016        19,248
                                                                                        --------      --------       -------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                  $ 33,641        20,907        24,016
                                                                                        ========        ======        ======

                                                First Bancorp and Subsidiaries
                                             Consolidated Statements of Cash Flows
                                         Years Ended December 31, 1997, 1996 and 1995
                                                         (continued)



($ in thousands)                                                                          1997          1996           1995
                                                                                        --------      --------       -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                           $ 10,753         9,923         8,225
     Income taxes                                                                          2,350         2,023         1,362
Non-cash transactions:
     Foreclosed loans transferred to other real estate                                       172           439           259
     Loans to facilitate the sale of other real estate                                        61            93         1,199
     Increase  (decrease)  in fair value of  securities  available for                        62          (134)        1,459
          sale
     Book value of premises  exchanged  in  acquisition  of net assets
          from another financial institution                                                  --            --           219

See accompanying Notes to Consolidated Financial Statements.

                         First Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 1.  Summary of Significant Accounting Policies

  (a) Basis of Presentation - The consolidated financial statements include the accounts of First Bancorp (the Company) and its wholly owned subsidiaries, First Bank (the Bank) and its wholly owned subsidiary First Bank Insurance Services, Inc. (First Bank Insurance), Montgomery Data Services, Inc. (Montgomery Data), and First Bancorp Financial Services, Inc., (First Bancorp Financial), formerly First Recovery, Inc. All significant intercompany accounts and transactions have been eliminated. The Company is a bank holding company. The principal activity of the Company is the ownership and operation of First Bank, a state chartered bank with its main office in Troy, North Carolina. The Company also owns and operates Montgomery Data, a data processing company, and First Bancorp Financial, a real estate investment subsidiary, both of which are also headquartered in Troy.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by the Company in the preparation of its consolidated financial statements are the determination of the allowance for loan losses, the valuation of other real estate, the valuation allowance for deferred tax assets and fair value estimates for financial instruments.

  (b) Cash and Cash Equivalents - The Company considers all highly liquid assets such as cash on hand, noninterest-bearing and interest-bearing amounts due from banks and federal funds sold to be "cash equivalents".

  (c) Securities - Securities classified as available for sale are purchased with the intent to hold to maturity, however, infrequent sales may be necessary due to liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital and investment requirements, or significant unforeseen changes in market conditions, including interest rates and market values of securities held in the portfolio. Investments in securities available for sale are stated at fair value with the resultant unrealized gains and losses included as a component of shareholders' equity, net of applicable deferred income taxes.

    Securities are classified as held to maturity at the time of purchase when the Company has the ability and positive intent to hold such securities to maturity. Investments in securities held to maturity are stated at amortized cost.

     Gains and losses on sales of securities are recognized at the time of sale based upon the specific identification method. Premiums and discounts are amortized into income on a level yield basis.

    (d) Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Depreciation, computed by the straight-line method, is charged to operations over the estimated useful lives of the properties, which range from 5 to 40 years or, in the case of leasehold improvements, over the term of the lease, if shorter. Maintenance and repairs are charged to operations in the year incurred. Gains and losses on dispositions are included in current operations.

    (e) Loans - Loans are stated at the principal amount outstanding, less unearned income and deferred nonrefundable loan fees, net of certain origination costs. Interest on loans is accrued on the unpaid principal balance outstanding. Net deferred loan origination costs/fees are capitalized and recognized as a yield adjustment over the life of the related loan. Unearned income for each of the reporting periods was immaterial.

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

    The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114), which requires that all creditors value all specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate.

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

    (f) Allowance for Loan Losses - The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb losses inherent in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, historical loan loss experience and other risk factors. While management uses the best information available to make evaluations, future adjustments may be necessary if economic and other conditions differ substantially from the assumptions used.

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and losses on foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on the examiners' judgments about information available to them at the time of their examinations.

  (g) Real Estate Acquired by Foreclosure - Real estate acquired by foreclosure is recorded at the lower of cost or fair value based on recent appraisals, less estimated costs to sell. Declines in the fair value of real estate acquired by foreclosure are recorded by a charge to expense during the period of decline.

  (h) Income Taxes - The Company accounts for income taxes using the asset and liability method as provided under SFAS No. 109, "Accounting for Income Taxes." The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence.

  (i) Income and Expense - The Company and its subsidiaries use the accrual method of accounting.

  (j) Intangible Assets - The Company has recorded certain intangible assets in connection with branch and business acquisitions, principally deposit base premiums and goodwill. These intangibles are amortized over their estimated useful lives, ranging from 5 to 15 years. At December 31, 1997 and 1996, these acquisition related intangibles totaled $10,583,000 and $9,086,000, less accumulated amortization of $4,168,000 and $3,622,000, respectively. These intangible assets are subject to periodic review and are adjusted for any impairment in value.

     In accordance with applicable accounting standards, the Company records an intangible asset in connection with a defined benefit pension plan to fully accrue for its liability. This intangible asset is adjusted annually in accordance with actuarially determined amounts. The amount of this intangible asset was $72,000 and $135,000 at December 31, 1997 and 1996, respectively.

  (k) Stock Option Plan - Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense was recorded on the date of grant only if the market price of the underlying stock on the date of grant exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation"(SFAS No.
123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

  (l) Per Share Amounts - The Company adopted SFAS No. 128, "Earnings Per Share" (SFAS No. 128) as of December 31, 1997. SFAS No. 128 superseded Accounting Principles Board Opinion No. 15, "Earnings Per Share" (APB No. 15) which the Company had properly followed until the adoption of SFAS No. 128. For companies that have potentially issuable stock (complex capital structures), such as First Bancorp with its stock option plan, SFAS No. 128 requires that two earnings per share amounts be disclosed - 1) Basic Earnings Per Share and 2) Diluted Earnings Per Share. Basic Earnings Per Share is calculated by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the period. The Basic Earnings Per Share computation for the Company is the same method the Company previously used to calculate and report earnings per share under APB No. 15. Diluted Earnings Per Share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Currently, the Company's only dilutive potential common stock issuances relate to options that have been issued under the Company's stock option plan. In computing Diluted Earnings Per Share, it is assumed that all such dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate Diluted Earnings Per Share for the Company.

    As required by SFAS No. 128, all prior year earnings per share amounts have been restated and computed under the provisions of the new standard. The number of common shares outstanding for 1995 has also been adjusted from the originally reported amount to reflect the 2-for-1 stock split that was distributed during 1996.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Share:

                                                            For the Years Ended December 31,
                     ---------------------------------------------------------------------------------------------------------------
                                      1997                               1996                                    1995
                     ---------------------------------    -----------------------------------   ------------------------------------
($ in thousands
  except per share     Income        Shares                Income      Shares                   Income        Shares     Per Share
  amounts)          (Numerator)  (Denominator)  Amount  (Numerator) (Denominator)    Amount   (Numerator) (Denominator)     Amount
Basic EPS
Net income            $  5,012     3,017,236   $ 1.66    $  4,347      3,014,573     $ 1.44     $  1,582      3,009,172     $  0.53
                                               ======                                ======                                 =======
Effect of Dilutive
  Securities
Effect of stock
  option plan             --          68,692                   --         26,266                      --          9,778
                      --------     ---------             --------     ----------                --------      ---------
Diluted EPS
Net income plus
assumed conversions   $  5,012     3,085,928   $ 1.62    $  4,347     3,040,839     $ 1.43      $  1,582      3,018,950     $  0.52
                      ========     =========   ======    ========     =========     ======      ========      =========     =======

 (m) Fair Value of Financial Instruments - SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS No. 107), requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions are set forth below for the Company's financial instruments.

     Cash, Federal Funds Sold, Accrued Interest Receivable, Short-Term Borrowings and Accrued Interest Payable- The carrying amounts for cash, federal funds sold, accrued interest receivable, short-term borrowings and accrued interest payable approximate their fair value because of the short maturity of these financial instruments.

     Available for Sale and Held to Maturity Securities - Fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     Loans - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, financial and agricultural, real estate construction, real estate mortgages and installment loans to individuals. Each loan category is further segmented into fixed and variable interest rate terms. For variable rate loans, the carrying value is a reasonable estimate of the fair value. For fixed rate loans, fair value is determined by discounting scheduled future cash flows using current interest rates offered on loans with similar risk characteristics. Fair values for impaired loans are estimated based on discounted cash flows or underlying collateral values, where applicable.

     Deposit Liabilities - Under SFAS No. 107, the fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW and money market accounts, is equal to the amount payable on demand as of December 31, 1997 and 1996. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

     Commitments to Extend Credit and Standby Letters of Credit - At December 31, 1997 and 1996, the Company's off-balance sheet financial instruments had no carrying value. The large majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short terms to maturity. Therefore, the fair value for these financial instruments is considered to be immaterial.

  (n) Impairment of Long-Lived Assets - In March 1995, the FASB issued SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for those to be disposed of. This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss should be recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. Those assets to be disposed of are to be reported at the lower of the carrying amount or fair value, less costs to sell. Adoption of SFAS No. 121 was required for fiscal years beginning after December 15, 1995. The Company adopted SFAS No. 121 on January 1, 1996 with no material impact on the consolidated financial statements.

  (o) Reclassifications. Certain amounts for prior years have been reclassified to conform to the 1997 presentation. The reclassifications have had no effect on net income or shareholders' equity as previously presented, nor did they materially impact trends in financial information.

Note 2.  Acquisitions

    On November 14, 1997, First Bank acquired a First Union banking branch located in Lillington, North Carolina. Real and personal property acquired totaled approximately $237,000 and deposits assumed totaled approximately $14,345,000. No loans were included in the purchase. First Bank recorded an intangible asset of approximately $1,588,000 in connection with the transaction.

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

Note 3.  Stock Split

     The Company paid a two-for-one stock split on September 13, 1996 to shareholders of record August 30, 1996. All share and per share data for years prior to 1996 have been restated to reflect the impact of the stock split for all periods presented.

Note 4.  Securities

     The book values and approximate fair values of investment securities at December 31, 1997 and 1996 are summarized as follows:

                                                    1997                                              1996
                                ----------------------------------------------   ----------------------------------------------
                                Amortized     Fair             Unrealized         Amortized      Fair           Unrealized
                                   Cost       Value        Gains      (Losses)      Cost        Value       Gains      (Losses)
                                --------      ------         ---         ---       ------      ------         ---         ---
(In thousands)
Securities available for sale:
U.S. Treasury                    $   503         534          31          --        5,500       5,537          42          (5)
U.S. Government agencies          38,380      38,569         202         (13)      42,075      42,239         251         (87)
Collateralized mortgage
  obligations                      9,181       9,243          89         (27)       5,510       5,530          24          (4)
State and local governments          906         906          --          --          613         613          --          --
Equity securities                  1,025       1,025          --          --           23          23          --          --
                                 -------      ------         ---         ---       ------      ------         ---        ----
Total available for sale         $49,995      50,277         322         (40)      53,721      53,942         317         (96)
                                 =======      ======         ===         ===       ======      ======         ===         ===

Securities held to maturity:
State and local governments      $20,460      21,116         682         (26)      21,869      22,263         538        (144)
Other                                396         396          --          --          454         454          --          --
                                 -------      ------         ---         ---       ------      ------         ---        ----
Total held to maturity           $20,856      21,512         682         (26)      22,323      22,717         538        (144)
                                 =======      ======         ===         ===       ======      ======         ===        ====

     At December 31 1997 and 1996, the Company owned $1,001,000 and $0, respectively, of Federal Home Loan Bank stock which is reflected as equity securities above and serves as part of the collateral for the Company's line of credit with the Federal Home Loan Bank (see note 9 for additional discussion).

     As of December 31, 1997 and 1996, there were no collateralized mortgage obligations considered to be "high risk" pursuant to existing bank regulatory guidelines, and the Company held no investments in structured notes.

     The book values and approximate fair values of investment securities at December 31, 1997, by contractual maturity, are summarized as in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     Securities Available for Sale      Securities Held to Maturity
                                                     -----------------------------      ---------------------------
                                                       Amortized           Fair            Amortized           Fair
(In thousands)                                           Cost             Value              Cost             Value
                                                       --------           ------          --------           ------
Debt securities
    Due within one year                                $ 10,234           10,265          $  3,324            3,354
    Due after one year but within five years             28,990           29,120             8,113            8,348
    Due after five years but within ten years             9,746            9,867             6,132            6,335
    Due after ten years                                       -                -             3,287            3,475
                                                       --------           ------          --------           ------
       Total debt securities                             48,970           49,252            20,856           21,512
Equity securities                                         1,025            1,025                 -                -
                                                       --------           ------          --------           ------
       Total securities                                $ 49,995           50,277          $  20,856          21,512
                                                       ========           ======          =========          ======

     At December 31, 1997 and 1996, investment securities with book values of $13,570,000 and $9,964,000, respectively, were pledged as collateral for public deposits.

     Sales of securities available for sale with aggregate proceeds of $8,361,000 in 1997 and $1,146,000 in 1996 resulted in gross and net losses of $12,000 in 1997 and gross and net gains of $6,000 in 1996. There were no security sales in 1995.

Note 5.  Loans And Allowance For Loan Losses

     Loans at December 31, 1997 and 1996 are summarized as follows:

(In thousands)                                          1997            1996
                                                    ---------         -------
Commercial, financial, and agricultural             $  45,417          33,100

Real estate - construction                             19,323          14,498
Real estate - mortgage                                185,927         148,667
Installment loans to individuals                       29,971          26,860
                                                    ---------         -------
    Subtotal                                          280,638         223,125
Unamortized net deferred loan fees                       (125)            (93)
                                                    ---------         -------
    Loans, net of deferred fees                     $ 280,513         223,032
                                                    =========         =======

     Loans described above as "Real estate - mortgage" included loans secured by 1-4 family dwellings in the amounts of $104,061,000 and $76,966,000 as of December 31, 1997 and 1996, respectively. The loans above also include loans to executive officers and directors and to their associates totaling approximately $6,276,000 and $5,749,000 at December 31, 1997 and 1996, respectively. During 1997, additions to such loans were approximately $1,532,000 and repayments totaled approximately $1,005,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features.

     Nonperforming assets at December 31, 1997 and 1996 are as follows:

(In thousands)                                                                1997               1996
                                                                            ------               -----
Loans:  Nonaccrual loans                                                    $  957               1,836
        Restructured loans                                                     326                 350
                                                                            ------               -----
Total nonperforming loans                                                    1,283               2,186
Foreclosed, repossessed and idled properties (included in other assets)        560                 572
                                                                            ------               -----
     Total nonperforming assets                                             $1,843               2,758
                                                                            ======               =====

    At December 31, 1997 and 1996 there were no loans 90 days or more past due that were still accruing interest.

    If the nonaccrual loans and restructured loans as of December 31, 1997, 1996 and 1995 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $91,000, $183,000 and $82,000 for nonaccrual loans and $34,000, $41,000 and $52,000 for restructured loans would have been recorded for 1997, 1996 and 1995, respectively. Interest income on such loans that was actually collected and included in net income in 1997, 1996 and 1995 amounted to approximately $32,000, $81,000 and $36,000 for nonaccrual loans (prior to their being placed on nonaccrual status) and $25,000, $30,000 and $50,000 for restructured loans, respectively.

     Activity in the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995 is as follows:

(In thousands)                             1997             1996          1995
                                        -------            -----        ------
Balance, beginning of year              $ 4,726            4,587         5,009
Provision for loan losses                   575              325           900
Allowance of purchased bank                   -                -           187
Recoveries of loans charged-off             299              530            91
Loans charged-off                          (821)            (716)       (1,600)
                                        -------            -----        ------
Balance, end of year                    $ 4,779            4,726         4,587
                                        =======            =====         =====

     At December 31, 1997 and 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $398,000 and $1,228,000, respectively, of which all were on a nonaccrual basis. The related allowance for loan losses for these impaired loans as determined in accordance with SFAS No. 114 was $60,000 and $184,000, respectively. There were no impaired loans for which there was no related allowance determined in accordance with this statement. The average recorded investments in impaired loans during the years ended December 31, 1997, 1996 and 1995 were approximately $654,000, $859,000, and $997,000, respectively. For the years ended December 31, 1997, 1996 and 1995, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

Note 6.  PREMISES AND EQUIPMENT

     Premises and equipment at December 31, 1997 and 1996 consist of the following:


(In thousands)                                             1997            1996
                                                         --------         ------
Land                                                     $  1,869          1,338
Buildings                                                   7,307          6,902
Furniture and equipment                                     5,471          4,679
Leasehold improvements                                        453            388
                                                         --------         ------
    Total cost                                             15,100         13,307
Less accumulated depreciation and amortization             (6,261)        (5,585)
                                                         --------         ------
    Net book value of premises and equipment             $  8,839          7,722
                                                         ========          =====

Note 7.  INCOME TAXES

     The components of income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 are as follows:

(In thousands)                              1997            1996           1995
                                          -------          -----          ------
Current   - Federal                       $ 2,321          1,685            767

          - State                             290            268              -
Deferred  - Federal                           (62)           260           (187)
                                          -------          -----           ----
     Total                                $ 2,549          2,213            580
                                          =======          =====            ===

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 1997, 1996 and 1995 are presented below:

(In thousands)                                                                    1997         1996
                                                                               -------       ------
Deferred tax assets:
     Allowance for loan losses                                                 $ 1,481        1,501

     Excess book over tax retirement plan cost                                      52           37
     Basis of investment in subsidiary                                              69           69
     Net loan fees recognized for tax reporting purposes                            49           36
     Reserve for employee medical expense for financial reporting purposes          21           60
     Deferred compensation                                                          46           47
     Deferred payments under severance arrangements                                 80          138
     All other                                                                     262          149
                                                                               -------       ------
        Gross deferred tax assets                                                2,060        2,037
         Less: Valuation allowance                                                (120)        (123)
                                                                               -------       ------
              Net deferred tax assets                                          $ 1,940        1,914
                                                                               -------       ------
Deferred tax liabilities
     SFAS No. 91 loan expenses                                                    (285)        (214)
     Excess tax over book pension cost                                            (213)        (230)
     Depreciable basis of fixed assets                                            (498)        (481)
     Amortizable basis of intangible assets                                        (49)        (144)
     Unrealized gain on securities available for sale                              (96)         (75)
     All other                                                                      (9)         (21)
                                                                               -------       ------
          Gross deferred tax liabilities                                        (1,150)      (1,165)
                                                                               -------       ------
              Net deferred tax asset (included in other assets)                $   790          749
                                                                               =======          ===


     A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related current period deferred tax expense of approximately $21,000 as of December 31, 1997 and deferred tax benefit of approximately $44,000 as of December 31, 1996 have been recorded directly to shareholders' equity. The balance of the 1997 change in the net deferred tax asset of $62,000 is reflected as a deferred income tax benefit in the consolidated statement of income.

     The valuation allowance applies primarily to offset the recognition of deferred tax benefits on certain temporary differences for state income tax purposes. It is management's belief that the realization of the net deferred tax assets is more likely than not.

     The following is a reconcilement of federal income tax expense at the statutory rate of 34% to the income tax provision reported in the financial statements.

(In thousands)                                             1997         1996         1995
                                                        -------        -----         ----
Tax provision at statutory rate                         $ 2,571        2,230          735

Increase (decrease) in income taxes resulting from:
   Tax exempt interest income                              (425)        (400)        (371)
   Non-deductible interest expense                           48           43           40
   Non-deductible portion of amortization of
       intangible assets                                    142          151          160
   State income taxes, net of federal benefit               191          177           --
   Other, net                                                22           12           16
                                                        -------        -----         ----
     Total                                              $ 2,549        2,213          580
                                                        =======        =====          ===


Note 8.  DEPOSITS

    At December 31, 1997, the scheduled maturities of time deposits are as follows:

                                                (In thousands)

                             1998                  $ 141,277
                             1999                     18,638
                             2000                     10,580
                             2001                      2,244
                             2002                      1,746
                          Thereafter                      13
                                                   ---------
                                                   $ 174,498
                                                   =========



Note 9.   BORROWINGS

    The Company did not have any long-term borrowings outstanding during 1995, 1996, or 1997. However the Company has in place available lines of credit totaling $36,000,000 should funding or liquidity needs arise. These lines of credit are secured by the Company's Federal Home Loan Bank stock and a blanket lien on its one-to-four family residential loan portfolio. The Company also has correspondent bank relationships established that allow the Company to purchase up to $10,000,000 in federal funds on an overnight basis.

Note 10.  LEASES

     Certain bank premises are leased under operating lease agreements. Generally, operating leases contain renewal options on substantially the same basis as current rental terms. Rent expense charged to operations under all operating lease agreements was $139,000 in 1997, $103,000 in 1996, and $93,000 in 1995.

     Future obligations for minimum rentals under noncancelable operating leases at December 31, 1997 are as follows:

                      (In thousands) Year ending December 31:

                        1998                                         $     83
                        1999                                               76
                        2000                                               61
                        2001                                               59
                        2002                                               56
                      Later years                                          85
                                                                     --------
                        Total                                        $    420
                                                                     ========


Note 11.  EMPLOYEE BENEFIT PLANS

     SALARY REDUCTION PROFIT SHARING PLAN. The Company sponsors a salary reduction profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed one year of service are eligible to participate in the plan. An eligible employee may contribute up to 14% of annual salary to the plan. The Company contributes an amount equal to 50% (75% as of January 1, 1998) of the first 6% of the employee's salary contributed. Participants vest in Company contributions at the rate of 20% after one year of service, and 20% for each additional year of service, with 100% vesting after five years of service. The Company's matching contribution expense was $110,000, $100,000 and $102,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company made additional discretionary profit sharing contributions to the plan of $100,000 in 1997 and 1996.

     INCENTIVE COMPENSATION PLAN. The Company also has an incentive compensation plan covering certain management and staff employees. Payments pursuant to the plan are based on achievement of certain performance goals. The Company's incentive compensation plan expense was $502,000, $467,000 and $407,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     RETIREMENT PLAN. The Company sponsors a noncontributory defined benefit retirement plan (the "Retirement Plan"), which is intended to qualify under
Section 401(a) of the Internal Revenue Code. Employees who have attained age 21 and completed one year of service are eligible to participate in the Retirement Plan. The Retirement Plan provides for a monthly payment, at normal retirement age of 65, equal to one-twelfth of the sum of (i) 0.75% of Final Average Annual Compensation (5 highest consecutive calendar years earnings out of the last 10 years of employment) multiplied by the employee's years of service not in excess of 40 years, and (ii) 0.65% of Final Average Annual Compensation in excess of "covered compensation" multiplied by years of service not in excess of 35 years. "Covered compensation" means the average of the social security taxable wage base during the 35 year period ending with the year the employee attains social security retirement age. Early retirement, with reduced monthly benefits, is available at age 55 after 15 years of service. The Retirement Plan provides for 100% vesting after 5 years of service, and provides for a death benefit to a vested participant's surviving spouse. The costs of benefits under the Retirement Plan, which are borne by First Bancorp and/or its subsidiaries, are computed actuarially and defrayed by earnings from the Retirement Plan's investments. The compensation covered by the Retirement Plan includes total earnings before reduction for contributions to a cash or deferred profit-sharing plan (such as the 401(k) feature of the Profit Sharing Plan described above) and amounts used to pay group health insurance premiums and includes bonuses (such as amounts paid under the incentive compensation plan). Compensation for the purposes of the Retirement Plan may not exceed statutory limits; such limit in 1997 was $160,000, and in 1996 and 1995 it was $150,000.

     The following table sets forth the estimated funded status of the Retirement Plan and amounts recognized in the Company's consolidated financial statements as of December 31, 1997 and 1996, as computed by independent actuarial consultants:

(In thousands)                                               1997         1996
                                                          -------        ------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation (ABO) including
    vested benefits of $2,268 in 1997 and
    $1,696 in 1996                                        $(2,350)       (1,711)
                                                          =======        ======
Projected benefit obligation (PBO) for service
  rendered to date                                        $(3,254)       (2,323)

Plan assets at fair value--primarily listed
  common stocks, U.S. Government and agency
  securities, and collective funds                          2,994         2,235
                                                          -------        ------
Plan assets less than PBO                                    (260)          (88)
Unrecognized net gain from past experience
  different from that assumed and effects of
  changes in assumptions                                       (7)         (106)
Unrecognized net transition obligation                         61            63
Unrecognized prior service cost                               751           720
                                                          -------        ------
Prepaid pension cost                                      $   545           589
                                                          =======           ===


     Net pension cost for the Retirement Plan included the following components for the years ended December 31, 1997, 1996 and 1995:

(In thousands)                                        1997       1996       1995
                                                     -----       ----       ----
Service cost - benefits earned during the period     $ 146        123        108
Interest cost on projected benefit obligation          199        165        149
Actual return on plan assets                          (619)      (337)      (357)
Net amortization and deferral                          535        262        279
                                                     -----       ----       ----
     Net periodic pension cost                       $ 261        213        179
                                                     =====        ===        ===

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

     The following table sets forth the estimated funded status of the SERP Plan as of December 31, 1997 and 1996:

(In thousands)                                               1997          1996
                                                             -----         ----
Actuarial present value of benefit obligations:
  Accumulated benefit obligation (ABO) including
    vested benefits of $182 in 1997 and
    $209 in 1996                                             $(223)        (234)
                                                             =====         ====
Projected benefit obligation (PBO) for service
  rendered to date                                           $(347)        (331)
                                                             -----         ----
Plan assets less than PBO                                     (347)        (331)
Unrecognized net gain from past experience
  different from that assumed and effects of
  changes in assumptions                                       (98)        (107)
Unrecognized prior service cost                                294          339
Adjustment to recognize minimum liability                      (72)        (135)
                                                             -----         ----
Accrued pension cost                                         $(223)        (234)
                                                             =====         ====

     Net pension cost for the SERP Plan included the following components for the years ended December 31, 1997, 1996 and 1995:

(In thousands)                                         1997         1996         1995
                                                       ----         ----         ----

Service cost - benefits earned during the period      $  10            8           17
Interest cost on projected benefit obligation            23           25           37
Net amortization and deferral                            26           25           33
     Net periodic pension cost                        -----           --           --
                                                      $  59           58           87
                                                      =====           ==           ==

     The Company's funding policy with respect to the SERP Plan is to fund the related benefits through investments in insurance policies, which are not considered plan assets for the purpose of determining the SERP Plan's funded status.

     The  following   assumptions   were  used  in  determining   the  actuarial
information for the Retirement Plan and the SERP Plan for the years ended December 31, 1997, 1996 and 1995:

                                                             1997                        1996                      1995
                                                  ---------------------       --------------------      ---------------------
                                                  Retirement       SERP       Retirement      SERP      Retirement       SERP
                                                     Plan          Plan          Plan         Plan         Plan          Plan
                                                     ----          ----          ----         ----         ----          ----
Discount rate used to determine net
   periodic pension cost                             7.75%         7.75%        7.25%         8.00%        8.00%         8.00%
Discount rate used to calculate end of
   year liability disclosures                        7.00%         7.00%        7.75%         7.75%        7.25%         7.25%
Expected long-term rate of return on assets          8.00%          n/a         8.00%          n/a         8.00%          n/a
Rate of compensation increase                        5.00%         5.00%        5.00%         5.00%        5.00%         5.00%


   Included in intangible assets at December 31, 1997 and 1996 are approximately $72,000 and $135,000, respectively, which were recognized in connection with the accrual of the additional minimum liability for the SERP Plan.

     SPLIT DOLLAR LIFE INSURANCE PLAN. Effective January 1, 1993, the Company adopted a Split Dollar Life Insurance Plan (the "Split Dollar Plan") whereby individual whole life insurance is made available to certain senior management executives designated and approved by the Board of Directors. Coverage ranges from $100,000 to $250,000. The Company pays the premiums under this plan and maintains a collateral interest in each participant's policy equal to the sum of premiums paid. If a policy is terminated or becomes payable because of the death of a participant, the premiums paid by the Company are recovered before any payment is made to the participant or the participant's beneficiary. In addition, the Company will recover its investment in the policy before transfer of the policy to the participant. Upon the death of a participant, the participant's designated beneficiary will receive a death benefit equal to the amount of coverage under his or her policy that is in excess of the amount of cumulative premiums paid by the Company. The amounts of insurance premiums paid by the Company in 1997, 1996 and 1995 under the Split-Dollar Plan on behalf of all executive officers as a group were $14,000, $19,000 and $27,000, respectively.

Note 12.  COMMITMENTS AND CONTINGENCIES

     See note 10 with respect to future obligations under noncancelable operating leases.

     In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements. As of December 31, 1997, the Company had outstanding loan commitments of $63,219,000 of which $54,845,000 were at variable rates and $8,374,000 were at fixed rates. Included in outstanding loan commitments were unfunded commitments of $22,730,000 on revolving credit plans, of which $18,592,000 were at variable rates and $4,138,000 were at fixed rates.

Additionally, standby letters of credit of approximately $1,108,000 and $646,000 were outstanding at December 31, 1997 and 1996, respectively. The Company's exposure to credit loss for the aforementioned commitments in the event of nonperformance by the party to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. However, management believes that these commitments represent no more than the normal lending risk that the Company commits to its borrowers. If these commitments are drawn, the Company plans to obtain collateral if it is deemed necessary based on management's credit evaluation of the counter party. The types of collateral held varies but may include accounts receivable, inventory and commercial or residential real estate. Management expects these commitments, if drawn, to be funded through normal operations.

     The Bank grants primarily commercial and installment loans to customers throughout its market area, which consists of Anson, Cabarrus, Chatham, Davidson, Guilford, Harnett, Lee, Montgomery, Moore, Randolph, Richmond, Scotland and Stanly Counties in North Carolina. The real estate loan portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolios can be affected by local economic conditions.

     The Company is not involved in any legal proceedings which, in management's opinion, could have a material effect on the consolidated financial position of the Company.

     During the quarter ended December 31, 1995, First Bank reached a settlement among all parties involved in litigation brought by Prudential Securities, Inc. and filed on August 8, 1994 in the United States District Court for the Middle District of North Carolina, against one of First Bank's customers and First Bank, arising out of loans made by Prudential and secured by certificates of deposit issued by First Bank. First Bank's records indicated that the certificates of deposit were issued for amounts far less than those shown on the documents held by Prudential. The First Bank branch manager involved in the issuance of the certificates of deposit died on August 5, 1994. After significant discovery and a mediation conference held in early December of 1995, First Bancorp concluded that it was in the best interests of its shareholders, customers and employees to settle the Prudential litigation and other related litigation and avoid costly trials. Because First Bancorp's fidelity bond coverage limit was not sufficient to cover the entire cost of the settlement, the Company reported significant expenses in connection with resolving the litigation. The settlement resulted in a nonrecurring fourth quarter pretax charge of approximately $1,946,000 which equates to approximately $1,185,000 after-tax, or 39 cents per share (basic). Included in the pretax charge were the out-of-pocket costs to settle claims in the pretax amount of approximately $1,446,000 and additional provisions for loan losses of $500,000 which First Bancorp recorded due to charge-offs of loans related to the litigating parties. Before the settlement-related charge, First Bank had already incurred approximately $789,000 in pretax expenses in 1995 for legal services and other expenses incurred in matters related to the litigation.

Note 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value estimates as of December 31, 1997 and 1996 and limitations thereon are set forth below for the Company's financial instruments. Please see
Note 1 for a discussion of fair value methods and assumptions, as well as fair value information for off balance sheet financial instruments.

                                                           December 31, 1997                         December 31, 1996
                                                    ------------------------------            -------------------------------
                                                    Carrying             Estimated            Carrying              Estimated
(In thousands)                                       Amount             Fair Value             Amount              Fair Value
                                                     ------             ----------             ------              ----------
Cash and due from banks,
  noninterest-bearing                               $ 17,664              17,664               15,882               15,882
Due from banks, interest-bearing                      13,081              13,081                    -                    -
Federal funds sold                                     2,896               2,896                5,025                5,025
Securities available for sale                         50,277              50,277               53,942               53,942
Securities held to maturity                           20,856              21,512               22,323               22,717
Presold mortgages in process
   of settlement                                       1,330               1,330                1,395                1,395
Loans, net of allowance                              275,734             276,152              218,306              221,694
Accrued interest receivable                            2,866               2,866                2,412                2,412

Deposits                                             361,224             361,610              297,861              298,309
Accrued interest payable                               2,299               2,299                1,882                1,882

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

     Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include net premises and equipment, intangible and other assets such as foreclosed properties, deferred income taxes, prepaid expense accounts, income taxes currently payable and other various accrued expenses. In addition, the income tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

Note 14.  STOCK OPTION PLAN

     Pursuant to provisions of the Company's 1994 Stock Option Plan (the "Option Plan"), options to purchase up to 270,000 shares of First Bancorp's authorized but unissued common stock may be granted to employees ("Employee Options") and directors ("Nonemployee Director Options") of the Company and its subsidiaries. The purposes of the Option Plan are (i) to align the interests of participating employees and directors with the Company's shareholders by reinforcing the relationship between shareholder gains and participant rewards, (ii) to encourage equity ownership in the Company by participants and (iii) to provide an incentive to employee participants to continue their employment with the Company. For both Employee and Nonemployee Director Options, the option price is the fair market value of the stock at the date of grant. Employee Options vest over a five-year period, with the first 20% becoming vested on June 1, 1995. Director Options are granted over a five year period, and are 100% vested on the date of grant. All options are to expire not more than 10 years from the date of grant. Forfeited options become available for future grants.

     At December 31, 1997, there were 83,300 additional shares available for grant under the Option Plan. The per share weighted-average fair value of options granted during 1997, 1996, and 1995 was $8.30, $4.44, and $2.72, respectively on the date(s) of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield 2.05%, risk-free interest rate of 6.20%, expected life of 8 years, and expected volatility of 21.5% over the expected life; 1996-expected dividend yield of 2.93%, risk-free interest rate of 6.36%, expected life of 8 years, and expected volatility of 19% over the expected life; 1995-expected dividend yield of 3.17%, risk-free interest rate of 6.40%, expected life of 8 years, and expected volatility of 19% over the expected life.

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

(In thousands except per share data)                   1997                 1996                 1995
                                                    -------                -----                -----
Net income          As reported                     $ 5,012                4,347                1,582
                    Pro forma                         4,892                4,299                1,552

Earnings per share  Basic - As reported                1.66                 1.44                 0.53
                    Basic - Pro forma                  1.62                 1.43                 0.52

                    Diluted - As reported              1.62                 1.43                 0.52
                    Diluted - Pro forma                1.58                 1.41                 0.51

    Pro forma net income and earnings per share reflect only options granted in 1997, 1996, and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income and earnings per share amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered. Consequently, the effects of applying SFAS No. 123 pro forma disclosures during the initial phase-in period may not be representative of the effects on reported net income in future periods.

    The following table sets forth a summary of the activity of the Option Plan since December 31, 1994:

                                                                     Options Exercisable
                                        Options Outstanding              at Year End
                                        -------------------        ------------------------
                                                   Weighted-                      Weighted-
                                                    Average                        Average
                                        Number of  Exercise        Number of       Exercise
                                         Shares       Price         Shares          Price
                                        --------   ---------       ------        ---------
      Balance at December 31, 1994       120,700   $   10.66       11,000        $   10.00

         Granted                          11,000       10.88
         Exercised                       (5,800)       10.52
         Forfeited                      (19,200)       10.63
         Expired                               -           -

      Balance at December 31, 1995       106,700       10.59       38,140            10.53

         Granted                          56,000       17.06
         Exercised                       (2,200)       10.45
         Forfeited                       (4,300)       10.63
         Expired                               -           -

      Balance at December 31, 1996       156,200       12.91       62,480            11.30

         Granted                          30,000       26.01
         Exercised                       (4,000)       12.38
         Forfeited                       (7,500)       15.76
         Expired                               -

      Balance at December 31, 1997       174,700       15.05       94,420            13.09
                                         =======       =====       ======            =====

The following table summarizes information about the stock options outstanding at December 31, 1997:

                                        Options Outstanding                        Options Exercisable
                          ---------------------------------------------       ----------------------------
                                            Weighted-         Weighted-                           Weighted-
                             Number          Average           Average           Number           Average
    Range of              Outstanding       Remaining         Exercise         Exercisable        Exercise
 Exercise Prices          at 12/31/97    Contractual Life      Price          at 12/31/97         Price
 ---------------          -----------    ----------------      -----          -----------         -----
  $10 to $15                106,200            7.1            $ 11.02           75,720          $   11.18
  $16 to $20                 38,500            8.9              17.63            7,700              17.63
  $21 to $25                 11,000            9.4              23.00           11,000              23.00
$26 to $27.75                19,000            9.8              27.75               --                 --
                            -------            ---            -------           ------          ---------
                            174,700            7.9            $ 15.05           94,420          $   13.09
                            =======            ===            =======           ======          =========

Note 15.  REGULATORY RESTRICTIONS

     The Company is regulated by the Board of Governors of the Federal Reserve System ("FRB") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC"), the North Carolina State Banking Commission and the FRB.

     The primary source of funds for the payment of dividends by First Bancorp is dividends received from its subsidiary, First Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 1997, the Bank had undivided profits of approximately $20,740,000 which were available for the payment of dividends. As of December 31, 1997, approximately $14,492,000 of the Company's investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.

     The Company and the Bank must comply with regulatory capital requirements established by the FRB and FDIC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on both the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require the Company to maintain minimum ratios of Tier 1 capital to total risk-weighted assets and total capital to risk-weighted assets of 4.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which for the Company is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company adjusted for their related risk levels using formulas set forth in FRB and FDIC regulations.

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

     At December 31, 1997, the Company was in compliance with all of the aforementioned capital requirements, as set forth in the table below.

                                                                                         To Be Well Capitalized
                                                                     For Capital         Under Prompt Corrective
                                             Actual               Adequacy Purposes         Action Provisions
                                     ----------------------      -------------------     ---------------------
($ in thousands)                      Amount        Ratio        Amount        Ratio     Amount         Ratio
----------------                      ------        -----        ------        -----     ------         -----
                                                               (must equal or exceed)   (must equal or exceed)
As of December 31, 1997
    Total Capital
       (to Risk Weighted Assets)     $33,558     $   11.95%      22,457        8.00%      28,072        10.00%

    Tier I Capital
       (to Risk Weighted Assets)      30,092         10.85%      11,090        4.00%      16,635         6.00%
    Tier I Capital
       (to Average Assets)            30,092          7.93%      15,185        4.00%      18,981         5.00%

As of December 31, 1996
    Total Capital
       (to Risk Weighted Assets)     $30,041         13.30%      18,071        8.00%      22,589        10.00%

    Tier I Capital
       (to Risk Weighted Assets)      27,252         12.21%       8,924        4.00%      13,386         6.00%
    Tier I Capital
       (to Average Assets)            27,252          8.32%      13,094        4.00%      16,368         5.00%


     The average reserve balance maintained under the requirements of the Federal Reserve was approximately $5,002,000 for the year ended December 31, 1997.

Note 16.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

     Components of other operating expenses exceeding 1% of total income for any of the years ended December 31, 1997, 1996 and 1995 are as follows:


(In thousands)                                 1997       1996        1995
                                               ----       ----        ----
Amortization of intangible assets            $  546        568         501
FDIC Insurance                                   39          2         269
Legal and audit                                 181        207         955
Stationery and supplies                         756        605         579
Telephone                                       424        334         293

     Legal and audit expense for 1995 includes approximately $789,000 in fees incurred related to the litigation settlement discussed in note 12.

Note 17.  CONDENSED PARENT COMPANY INFORMATION

   Condensed financial data for First Bancorp (parent company only) follows:

CONDENSED BALANCE SHEETS                                                                As of December 31,
                                                                                        -------------------
(In thousands)                                                                            1997        1996
                                                                                        -------      ------
Assets
Cash on deposit with bank subsidiary                                                    $    29          25
Securities available for sale at fair value:
     State and local governments (amortized costs of $600 in 1997 and $387 in 1996)         600         387
     Other securities (amortized costs of $1 in 1997 and 1996)                                1           1
                                                                                        -------      ------
          Total securities available for sale                                               601         388
                                                                                        -------      ------
Investment in subsidiaries, at equity:
     First Bank and subsidiary                                                           35,232      31,349
     Montgomery Data Services, Inc.                                                          88         246
     First Bancorp Financial Services, Inc.                                               1,262       1,549
                                                                                        -------      ------
         Total investments in subsidiaries                                               36,582      33,144
                                                                                        -------      ------
Land                                                                                          7           7
Other assets                                                                                 30          --
                                                                                        -------      ------
         Total assets                                                                   $37,249      33,564
                                                                                        =======      ======
Liabilities and shareholders' equity
Other liabilities                                                                           484         332
Shareholders' equity                                                                     36,765      33,232
                                                                                        -------      ------
         Total liabilities and shareholders' equity                                     $37,249      33,564
                                                                                        =======      ======



CONDENSED STATEMENTS OF INCOME                                      Year Ended December 31,
                                                             ---------------------------------
(In thousands)                                                  1997         1996         1995
                                                             -------        -----        -----
Equity in earnings (losses) of subsidiaries
     Dividends - First Bank and subsidiary                   $ 1,100        1,350        1,546
               - Montgomery Data Services                        475         --            375
               - First  Bancorp Financial Services, Inc.         300         --           --
     Undistributed - First Bank and subsidiary                 3,842        2,990           85
                   - Montgomery Data Services                   (158)         167         (266)
                   - First Bancorp Financial Services, Inc.     (287)           5          (10)
All other income and expenses, net                              (260)        (165)        (148)
                                                             -------        -----        -----
          Net Income                                         $ 5,012        4,347        1,582
                                                             =======        =====        =====

CONDENSED STATEMENTS OF CASH FLOWS                               Year Ended December 31,
                                                          ---------------------------------
(In thousands)                                               1997         1996         1995
                                                          -------       ------       ------
Operating Activities:
     Net income                                           $ 5,012        4,347        1,582
     Equity in undistributed earnings of subsidiaries      (3,397)      (3,162)         191
     Increase (decrease) in other assets                      (30)           1            3
     Increase in other liabilities                             90           --           --
                                                          -------       ------       ------
          Total - operating activities                      1,675        1,186        1,776
                                                          -------       ------       ------
Investing Activities:
     Purchases of securities available for sale            (2,048)      (1,493)      (1,799)
     Sales of securities available for sale                 1,835        1,564        1,424
     Increase in investment in subsidiaries                    --           --         (415)
                                                          -------       ------       ------
          Total - investing activities                       (213)          71         (790)
                                                          -------       ------       ------
Financing Activities
      Payment of cash dividends                            (1,508)      (1,267)      (1,038)
      Proceeds from issuance of common stock                   50           23           61
                                                          -------       ------       ------
          Total - financing activities                     (1,458)      (1,244)        (977)
                                                          -------       ------       ------
Net increase in cash and cash equivalents                       4           13            9
Cash and cash equivalents, beginning of year                   25           12            3
                                                          -------       ------       ------
Cash and cash equivalents, end of year                    $    29           25           12
                                                          =======           ==           ==


Note 18.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income.
Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. This statement does not change or modify the reporting or display in the income statement. SFAS No. 130 is effective for interim and annual periods beginning after December 31, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the application of this statement.

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

     In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes the disclosure requirements of pensions and other postretirement benefits. This statement does not change any measurement or recognition provisions, and thus will not materially impact the Company. This statement is effective for fiscal years beginning after December 15, 1997.

                          Independent Auditors' Report




   The Board of Directors
   First Bancorp

        We have audited the accompanying consolidated balance sheets of First Bancorp and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                        /s/KPMG Peat Marwick LLP
                                                           ---------------------
                                                           KPMG Peat Marwick LLP


   Raleigh, North Carolina
   January 16, 1998

Part II.  Other Information

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the two years ended December 31, 1997, and any subsequent interim periods, there were no changes in accountants and/or disagreements on any matters of accounting principles or practices or financial statement disclosures.

PART III

Item 10.  Directors and Executive Officers of the Registrant;  Compliance with
          Section 16(a) of the Exchange Act

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by reference is the information under the captions "Voting Securities" and"Directors, Nominees and Executive Officers" from the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions

     Incorporated herein by reference is the information under the caption "Certain Transactions" from the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements - Reference Item 8, Cross Reference Index on page 2, for information concerning the Company's consolidated financial statements and report of independent auditors.

       2.  Financial Statement Schedules - not applicable

       3.  Exhibits

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

10.l Severance Agreement between the Company and Patrick A. Meisky dated December 29, 1995 was filed as Exhibit 10(o) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and is incorporated by reference. (*)

10.m Amendment to the First Bancorp Savings Plus and Profit Sharing Plan (401(k) savings incentive plan and trust), dated December 17, 1996, was filed as Exhibit 10(m) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and is incorporated herein by reference. (*)

10.n Purchase and Assumption Agreement dated June 18, 1997 between First Union National Bank and First Bank was filed as Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and is incorporated by reference.

21 List of Subsidiaries of Registrant was filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference.

23.1       Consent of Independent Auditors of Registrant, KPMG Peat Marwick LLP.

27         Financial Data Schedule pursuant to Article 9 of Regulation S-X.

  (b) There were no reports filed on Form 8-K during the quarter ended December 31, 1997.

  (c)      Exhibits - see (a)(3) above

  (d)      No financial statement schedules are filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Troy, and State of North Carolina, on the 17th day of March, 1998.

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

                               Executive Officers

                               /s/ James H. Garner
                               ------------------
                                   James H. Garner
                President, Chief Executive Officer and Treasurer

   /s/ Anna G. Hollers                                   /s/ Eric P. Credle
   -------------------                                   ------------------
   Anna G. Hollers                                       Eric P. Credle
   Executive Vice President                              Vice President
   Executive Secretary                                   Chief Financial Officer
   March 17, 1998                                        March 17, 1998

                               Board of Directors

   /s/ Jack D. Briggs                                   /s/ Edward T. Taws
   ------------------                                   ------------------
   Jack D. Briggs                                       Edward T. Taws
   Chairman of the Board                                Director
   Director                                             March 17, 1998
   March 17, 1998

   /s/ David L. Burns                                   /s/ Frederick H. Taylor
   ------------------                                   -----------------------
   David L. Burns                                       Frederick H. Taylor
   Director                                             Director
   March 17, 1998                                       March 17, 1998

   /s/ Jesse S. Capel                                   /s/ Goldie H. Wallace
   ------------------                                   ---------------------
   Jesse S. Capel                                       Goldie H. Wallace
   Director                                             Director
   March 17, 1998                                       March 17, 1998

   /s/ George R. Perkins                                /s/ A. Jordan Washburn
   ---------------------                                ----------------------
   George R. Perkins                                    A. Jordan Washburn
   Director                                             Director
   March 17, 1998                                       March 17, 1998

   /s/ G.T. Rabe, Jr.                                   /s/ John C. Willis
   ------------------                                   ------------------
   G.T. Rabe, Jr.                                       John C. Willis
   Director                                             Director
   March 17, 1998                                       March 17, 1998

   /s/ John J. Russell
   -------------------
   John J. Russell
   Director
   March 17, 1998

                          EXHIBIT CROSS REFERENCE INDEX

    Exhibit

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

     10.i      First Bancorp 1994 Stock Option Plan *

     10.j      Severance Agreement between the Company and James A. Gunter *

     10.k      Severance Agreement between the Company and Patrick A. Meisky *

     10.l Amendment to the First Bancorp Savings Plus and Profit Sharing Plan (401(k) savings incentive plan and trust) *

     10.m      Amendment to the First  Bancorp  Savings Plus and Profit  Sharing
               Plan *

     10. n Purchase and Assumption Agreement between First Union National Bank and First Bank *

     21        List of Subsidiaries of Registrant *

     23.1      Consent of Independent Auditors of Registrant,  KPMG Peat Marwick
               LLP

     27        Financial  Data Schedule  pursuant to Article 9 of Regulation S-X


               * Incorporated herein by reference.