Form 10-Q
period 1998-03-31
FIRST BANCORP /NC/
filed 1998-05-15
CIK 811589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                            -------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 1998


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

                                 [ X ] YES [   ] NO

       As of March 31, 1998, 3,020,370 shares of the registrant's Common Stock, $5 par value, were outstanding. The registrant had no other classes of securities outstanding.

       Transitional Small Business Format        [   ]   YES         [ X ]   NO

EXHIBIT INDEX BEGINS ON PAGE 23

FIRST BANCORP (No 0-15572), FORM 10-Q, March 31, 1998               Page 1 of 23

                                      INDEX
                         FIRST BANCORP AND SUBSIDIARIES


                                                                       Page
Part I.  Financial Information

Item 1 - Financial Statements

   CONSOLIDATED BALANCE SHEETS -
   March 31, 1998  and 1997
   (With Comparative Amounts at December 31, 1997)                       3

   CONSOLIDATED STATEMENTS OF INCOME -
   For the Periods Ended March 31, 1998 and 1997                         4

   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME -
   For the Periods Ended March 31, 1998 and 1997                         5

   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY -
   For the Periods Ended March 31, 1998 and 1997                         6

   CONSOLIDATED STATEMENTS OF CASH FLOWS -
   For the Periods Ended March 31, 1998 and 1997                         7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               8

 Item 2 - Management's Discussion and Analysis of Consolidated
            Results of Operations and Financial Condition               10

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk    18


 Part II.  Other Information

 Item 6 - Exhibits and Reports on Form 8-K                              20

 Signatures                                                             22

 Exhibit Cross Reference Index                                          23


FIRST BANCORP (No 0-15572), FORM 10-Q, March 31, 1998               Page 2 of 23

Part I.  Financial Information
Item 1 - Financial Statements

                                          First Bancorp and Subsidiaries
                                            Consolidated Balance Sheets


                                                               March 31,         December 31,         March 31,
($ in thousands-unaudited)                                       1998                1997               1997
---------------------------------------------------------------------------------------------------------------
ASSETS
Cash & due from banks, noninterest-bearing                    $  15,592              17,664              12,243
Due from banks, interest-bearing                                 10,004              13,081                --
Federal funds sold                                                5,811               2,896              15,400
                                                              ---------           ---------           ---------
     Total cash and cash equivalents                             31,407              33,641              27,643
                                                              ---------           ---------           ---------

Securities available for sale (costs of $44,339,
     $49,995, and $54,559)                                       44,507              50,277              54,296

Securities held to maturity (fair values of $20,619,
     $21,512, and $23,537)                                       20,016              20,856              23,160

Presold mortgages in process of settlement                        1,909               1,330               1,391

Loans                                                           309,497             280,513             225,171
   Less:  Allowance for loan losses                              (5,008)             (4,779)             (4,777)
                                                              ---------           ---------           ---------
   Net loans                                                    304,489             275,734             220,394
                                                              ---------           ---------           ---------

Premises and equipment                                            8,752               8,839               7,789
Accrued interest receivable                                       2,812               2,866               2,447
Intangible assets                                                 6,323               6,487               5,459
Other                                                             2,617               2,639               2,626
                                                              ---------           ---------           ---------
        Total assets                                          $ 422,832             402,669             345,205
                                                              =========           =========           =========

                                          First Bancorp and Subsidiaries
                                            Consolidated Balance Sheets


                                                               March 31,         December 31,         March 31,
($ in thousands-unaudited)                                       1998                1997               1997
---------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits: Demand - noninterest-bearing                        $  53,288              50,921              43,192
          Savings, NOW, and money market                        137,418             135,805             117,084
          Time deposits of $100,000 or more                      47,064              40,200              33,011
          Other time deposits                                   142,654             134,298             114,010
                                                              ---------           ---------           ---------
          Total deposits                                        380,424             361,224             307,297

Accrued interest payable                                          2,412               2,299               1,862
Other liabilities                                                 2,453               2,381               2,398
                                                              ---------           ---------           ---------
     Total liabilities                                          385,289             365,904             311,557
                                                              ---------           ---------           ---------

SHAREHOLDERS' EQUITY
Common stock, $5 par value per share
     Authorized: 12,500,000 shares
     Issued and outstanding: 3,020,370,
        3,020,370, and 3,016,370 shares                          15,102              15,102              15,082
Capital surplus                                                   3,861               3,861               3,831
Retained earnings                                                18,469              17,616              14,907
Accumulated other comprehensive income (loss)                       111                 186                (172)
                                                              ---------           ---------           ---------
     Total shareholders' equity                                  37,543              36,765              33,648
                                                              ---------           ---------           ---------
          Total liabilities and shareholders' equity          $ 422,832             402,669             345,205
                                                              =========           =========           =========

See notes to consolidated financial statements.

FIRST BANCORP (No 0-15572), FORM 10-Q, March 31, 1998               Page 3 of 23

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income

                                                           Three Months Ended
                                                                 March 31,
                                                     ------------------------------
($ in thousands, except per share data-unaudited)       1998                1997
-----------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                           $    6,919               5,287
Interest on investment securities:
     Taxable interest income                                807                 895
     Tax-exempt interest income                             279                 316
Other, principally overnight investments                    220                 180
                                                     ----------          ----------
     Total interest income                                8,225               6,678
                                                     ----------          ----------

INTEREST EXPENSE
Savings, NOW and money market                               800                 609
Time deposits of $100,000 or more                           603                 462
Other time deposits                                       1,832               1,462
                                                     ----------          ----------
     Total interest expense                               3,235               2,533
                                                     ----------          ----------

Net interest income                                       4,990               4,145
Provision for loan losses                                   280                  75
                                                     ----------          ----------
Net interest income after provision
   for loan losses                                        4,710               4,070
                                                     ----------          ----------

NONINTEREST INCOME
Service charges on deposit accounts                         610                 607
Commissions from insurance sales                             59                  74
Other service charges, commissions and fees                 374                 311
Data processing fees                                       --                    73
                                                     ----------          ----------
     Total noninterest income                             1,043               1,065
                                                     ----------          ----------

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income

                                                           Three Months Ended
                                                                 March 31,
                                                     ------------------------------
($ in thousands, except per share data-unaudited)       1998                1997
-----------------------------------------------------------------------------------
NONINTEREST EXPENSES
Salaries                                                  1,725               1,516
Employee benefits                                           373                 320
                                                     ----------          ----------
   Total personnel expense                                2,098               1,836
Net occupancy expense                                       246                 236
Equipment related expenses                                  219                 211
Other operating expenses                                  1,208               1,202
                                                     ----------          ----------
     Total noninterest expenses                           3,771               3,485
                                                     ----------          ----------

Income before income taxes                                1,982               1,650
Income taxes                                                676                 524
                                                     ----------          ----------

NET INCOME                                           $    1,306               1,126
                                                     ==========          ==========

Weighted average common shares
   outstanding - basic                                3,020,370           3,016,370
                                                     ==========          ==========

Weighted average common shares                        3,108,468           3,082,097
                                                     ==========          ==========

Earnings per share - basic                           $     0.43                0.37
Earnings per share - diluted                               0.42                0.36
Cash dividends declared per share                          0.15                0.13

See notes to consolidated financial statements.

FIRST BANCORP (No 0-15572), FORM 10-Q, March 31, 1998               Page 4 of 23

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income


                                                              Three Months Ended
                                                                    March 31,
                                                           -------------------------
($ in thousands-unaudited)                                   1998              1997
------------------------------------------------------------------------------------
Net income                                                 $ 1,306             1,126
                                                           -------           -------
Other comprehensive income (loss):
   Unrealized losses on securities
     available for sale:
     Unrealized holding losses arising during the
        period, pretax                                        (115)             (483)
     Tax benefit (expense)                                      40               165
                                                           -------           -------
Other comprehensive income (loss)                              (75)             (318)
                                                           -------           -------
Comprehensive income                                       $ 1,231               808
                                                           =======           =======



See notes to consolidated financial statements.

FIRST BANCORP (No 0-15572), FORM 10-Q, March 31, 1998               Page 5 of 23

                                          First Bancorp and Subsidiaries
                                  Consolidated Statements of Shareholders' Equity

                                                                                                 Accumulated
                                                  Common Stock                                      Other         Share-
($ in thousands,                              ---------------------      Capital     Retained   Comprehensive    holders'
except per share - unaudited)                 Shares        Amount       Surplus     Earnings       Income        Equity
-------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 1997                         3,016   $  15,082        3,831      14,173           146         33,232

Net income                                                                             1,126                        1,126
Cash dividends declared ($0.13 per share)                                              (392)                         (392)
Other comprehensive income (loss)                                                                     (318)          (318)
                                                  -----   ---------        -----      ------           ---         ------

Balances, March 31, 1997                          3,016   $  15,082        3,831      14,907          (172)        33,648
                                                  =====   =========        =====      ======           ===         ======

Balances, January 1, 1998                         3,020   $  15,102        3,861      17,616           186         36,765

Net income                                                                             1,306                        1,306
Cash dividends declared ($0.15 per share)                                               (453)                        (453)
Other comprehensive income (loss)                                                                      (75)           (75)
                                                  -----   ---------        -----      ------           ---         ------
Balances, March 31, 1998                          3,020   $  15,102        3,861      18,469           111         37,543
                                                  =====   =========        =====      ======           ===         ======

                                                           As of       As of
                                                         March 31,    March 31,
                                                           1998         1997
                                                         ---------    ---------
Supplemental disclosure of components of
   Accumulated Other Comprehensive
   Income (Loss):
         Unrealized gain (loss) on
            securities available  for sale, pretax          $168         (261)
                 Tax benefit (expense)                       (57)          89
                                                         ---------    ---------
Total Accumulated Other
   Comprehensive Income (Loss)                             $ 111         (172)
                                                         =========    =========

See notes to consolidated financial statements.

FIRST BANCORP (No 0-15572), FORM 10-Q, March 31, 1998               Page 6 of 23

                                          First Bancorp and Subsidiaries
                                       Consolidated Statements of Cash Flows

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     ---------------------------
($ in thousands-unaudited)                                                             1998               1997
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $  1,306              1,126

Adjustments to reconcile net income to
   net cash provided by operating activities:
     Provision for loan losses                                                            280                 75
     Net security premium amortization (discount accretion)                                14                 (9)
     Loan fees and costs deferred, net of amortization                                      9                 (1)
     Depreciation of premises and equipment                                               180                173
     Amortization of intangible assets                                                    164                139
     Realized and unrealized other real estate losses                                    --                   16
     Provision for deferred income taxes                                                   20                  2
  Changes in operating assets and liabilities:
     Decrease (increase) in accrued interest receivable                                    54                (35)
     Decrease in intangible  pension asset                                               --                  236
     Decrease (increase) in other assets                                                 (537)               196
     Increase (decrease) in accrued interest payable                                      113                (20)
     Increase (decrease) in other liabilities                                              12               (137)
                                                                                     --------           --------
     Net cash provided by operating activities                                          1,615              1,761
                                                                                     --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale                                        (5,314)            (8,623)
     Purchases of securities held to maturity                                              (3)            (1,217)
     Proceeds from maturities/issuer calls of securities available for sale            10,960              7,802
     Proceeds from maturities/issuer calls of securities held to maturity                 838                373
     Net increase in loans                                                            (29,044)            (2,224)
     Purchases of premises and equipment                                                  (93)              (240)
                                                                                     --------           --------
     Net cash used in investing activities                                            (22,656)            (4,129)
                                                                                     --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                          19,200              9,436
     Cash dividends paid                                                                 (393)              (332)
                                                                                     --------           --------
     Net cash provided by financing activities                                         18,807              9,104
                                                                                     --------           --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (2,234)             6,736
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         33,641             20,907
                                                                                     --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 31,407             27,643
                                                                                     ========           ========

                                          First Bancorp and Subsidiaries
                                       Consolidated Statements of Cash Flows

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     ---------------------------
($ in thousands-unaudited)                                                             1998               1997
----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                        $  3,122              2,553
     Income taxes                                                                         204                 28
Non-cash transactions:
     Foreclosed loans transferred to other real estate                                   --                   62
     Loans to facilitate the sale of other real estate                                   --                   17
     Decrease in fair value of securities available for sale                             (115)              (483)





See notes to consolidated financial statements.



FIRST BANCORP (No 0-15572), FORM 10-Q, March 31, 1998               Page 7 of 23

                         First Bancorp And Subsidiaries
                   Notes To Consolidated Financial Statements

(unaudited)      For the Periods Ended March 31, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 1
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of March 31, 1998 and 1997 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 1998 and 1997. Reference is made to the Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the consolidated financial statements. The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2
The Company adopted financial accounting standard 128, "Earnings Per Share," as of December 31, 1997. As required by the standard, all prior year earnings per share amounts have been restated and computed under the provisions of the new standard. Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share includes the potentially dilutive effects of the Company's 1994 Stock Option Plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                            For the Three Months Ended March 31,
                                      --------------------------------------------------------------------------------
                                                        1998                                    1997
                                      --------------------------------------------------------------------------------
                                         Income       Shares                     Income        Shares
($ in thousands except per               (Numer-      (Denom-     Per Share      (Numer-      (Denom-      Per Share
    share amounts)                        ator)       inator)       Amount        ator)       inator)       Amount
----------------------------------------------------------------------------------------------------------------------
Basic EPS
  Net income                            $ 1,306     3,020,370       $0.43       $ 1,126      3,016,370      $0.37
                                                                  =======                                 =======

Effect of Dilutive Securities
  Effect of stock option plan               --         88,098                        --        65,727
                                        ------      ---------                   -------      --------
Diluted EPS
  Net income plus assumed
     exercises of options               $ 1,306     3,108,468       $0.42       $ 1,126      3,082,097      $0.36
                                        -------     ---------     =======       -------      ---------    =======

On January 1, 1998, the Company adopted financial accounting standard 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. This statement does not change or modify the reporting or display in the income statement. Comparative financial statements have been presented as required by the statement.

The Financial Accounting Standards Board has also issued financial accounting standard number 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires management to report selected financial data and descriptive information about reportable operating segments and is effective for periods beginning after December 15, 1997. This statement does not require application in interim financial statements in the initial year of adoption. The requirements of this standard will be applied in a manner relevant for the Company beginning with the financial statements for the year ended December 31, 1998.


FIRST BANCORP (No 0-15572), FORM 10-Q, March 31, 1998               Page 8 of 23

As of January 1, 1998, the Company also adopted financial accounting standard 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes the disclosure requirements of pensions and other postretirement benefits. This statement does not change any measurement or recognition provisions, and thus has not and is not expected to materially impact the Company.

NOTE 3
Certain  amounts  reported  in  the  period  ended  March  31,  1997  have  been reclassified to conform with the presentation for March 31, 1998. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

NOTE 4
Based on management's evaluation of the loan portfolio, current economic conditions and other risk factors, the Company's allowance for possible loan losses was $5,008,000 as of March 31, 1998 compared to $4,779,000 and $4,777,000 as of December 31, 1997 and March 31, 1997, respectively. These reserve levels represented 1.62%, 1.70% and 2.12% of total loans as of March 31, 1998, December 31, 1997 and March 31, 1997, respectively. Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and foreclosed, repossessed and idled properties. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                     March 31,        December 31,       March 31,
($ in thousands)                                       1998              1997             1997
-----------------------------------------------  -----------------  ---------------  ----------------
Nonperforming loans:
   Nonaccrual loans                                    $  633              957            1,376
   Restructured loans                                     256              326              294
                                                       ------           ------           ------
Total nonperforming loans                                 889            1,283            1,670
Foreclosed, repossessed, and idled
   properties (included in other assets)                  377              560              410
                                                       ------           ------           ------
Total nonperforming assets                             $1,266            1,843            2,080
                                                       ======           ======           ======

Nonperforming loans to total loans                       0.29%            0.46%            0.74%
Allowance for loan losses to
   nonperforming loans                                 563.33%          372.49%          286.05%
 Nonperforming assets as a percentage of
   loans and foreclosed, repossessed, and
   idled properties                                      0.41%            0.66%            0.92%
Nonperforming assets to total assets                     0.30%            0.46%            0.60%

NOTE 5
Loans are shown on the Consolidated Balance Sheets net of approximately $10,000 of unearned income for each of the periods presented.


FIRST BANCORP (No 0-15572), FORM 10-Q, March 31, 1998               Page 9 of 23

Item 2 - Management's Discussion and Analysis of Consolidated
         Results of Operations and Financial Condition

RESULTS OF OPERATIONS

OVERVIEW

     Net income for the first quarter of 1998 totaled $1,306,000, an increase of 16.0% over the $1,126,000 reported for the first quarter of 1997. Basic earnings per share for the three months ended March 31, 1998 were $0.43 compared to $0.37 reported for the first quarter of 1997, an increase of 16.2%. Earnings per share on a diluted basis amounted to $0.42 per share for the first quarter of 1998 compared to $0.36 reported for the first quarter of 1997, a 16.7% increase. The increase in first quarter net income from the prior year is primarily a result of the 20.4% increase in net interest income. The increase in net interest income is largely attributable to the loan and deposit growth experienced in the past year. These additional earnings were partially offset by a higher provision for loan losses, which was $280,000 for the first three months of 1998 compared to the $75,000 recorded in the first three months of 1997. The increase in the provision for loan losses was primarily in response to the significantly higher loan growth experienced in the first quarter of 1998 ($29 million) compared to the first quarter of 1997 ($2 million), and not credit quality concerns. Noninterest income decreased 2.1% and noninterest expenses increased 8.2% when comparing the first quarter of 1998 to 1997. The decrease in noninterest income was primarily a result of the loss of a data processing client that occurred in November 1997. The increase in noninterest expenses is primarily attributable to growth in the branch network over the prior year.

COMPONENTS OF EARNINGS

      Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income increased by $845,000, or 20.4%, when comparing the first quarter of 1998 with the first quarter of 1997, primarily because of growth in loan and deposit volume. At March 31, 1998, loans had increased 37.4% to $309,497,000 from $225,171,000 at March 31, 1997, while deposits had increased by 23.8%, from $307,297,000 at March 31, 1997 to $380,424,000 at March 31, 1998.
The Company's net interest margin was substantially the same during the two periods - 5.55% for the first quarter of 1998 and 5.56% for the first quarter of 1997. See additional discussion regarding interest rate risk below in Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

      The provision for possible loan losses for the first quarter increased $205,000 to $280,000 from $75,000 for the first quarter of 1997. The increase in the provision for loan losses was primarily in response to the significantly higher loan growth experienced in the first quarter of 1998 ($29 million) compared to the first quarter of 1997 ($2 million), and not credit quality concerns. Provisions for possible loan losses are based on management's evaluation of the loan portfolio, as discussed under "Summary of Loan Loss Experience" below.

      Noninterest income decreased $22,000, or 2.1%, to $1,043,000 in the first quarter of 1998 from $1,065,000 for the first quarter of 1997. The decrease in noninterest income was primarily a result of the loss of a data processing client that occurred in November 1997. This customer provided approximately $73,000 in gross revenues in the first quarter of 1997. This decline in noninterest income was largely offset by a $63,000, or 20.3% increase in other service charges, commissions, and fees. The increase in this category of noninterest income was primarily a result of an increase in mortgage origination fees on presold mortgages that was experienced as a result of heavy residential mortgage loan volume.

FIRST BANCORP (No 0-15572), FORM 10-Q, March 31, 1998              Page 10 of 23

      Noninterest expenses increased by $286,000, or 8.2%, from $3,485,000 to $3,771,000, for the first quarter of 1998 primarily because of expenses associated with opening branch offices in Sanford and Polkton since March 1997 and a full quarter of expenses associated with the opening of the Lillington branch that occurred in March 1997. The personnel expense associated with the employees of these new branches, along with normal wage increases for substantially all Company employees that occurred in January 1998, caused total personnel expense to increase by 14.2%, or $262,000 when comparing the first quarter of 1998 to the same quarter of 1997.

      Income taxes increased $152,000, or 29.0%, for the first quarter of 1998 over the first quarter of 1997. This reflects an effective tax rate of 34.1% for the first quarter of 1998 compared to 31.8% for the first quarter of 1997. The increase in the effective tax rate is due to the Company deriving a smaller percentage of its earnings from tax-exempt securities.


FINANCIAL CONDITION

     The Company's total assets were $422.8 million at March 31, 1998, an increase of $77.6 million, or 22.5%, from the $345.2 million at March 31, 1997. Interest-earning assets increased by 22.6%, from $319.4 million to $391.7 million, compared to March 31, 1997. Loans, the primary interest-earning asset, increased by $84.3 million, or 37.4% during this same period. Deposits increased $73.1 million, or 23.8% to support the asset growth, of which approximately $14 million was acquired in the Company's November 1997 branch purchase in Lillington. The increases in deposits occurred in all significant categories with noninterest bearing demand deposits increasing by $10.1 million, or 23.4%, savings, NOW and money market accounts increasing by $20.3 million, or 17.4%, time deposits of $100,000 or more increasing by $14.1 million, or 42.6%, and other time deposits increasing by $28.6 million, or 25.1%. The Company's cost of funds has remained relatively low compared to that of its competitors. The Company does not rely heavily on large deposits of $100,000 or more to fund asset growth and has not traditionally engaged in obtaining deposits through brokers. Since December 31, 1997, the Company has experienced increases of 6.2%, 5.0%, and 5.3% in earning assets, total assets and deposits, respectively.


FIRST BANCORP (No 0-15572), FORM 10-Q, March 31, 1998              Page 11 of 23

NONPERFORMING ASSETS

      Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and foreclosed, repossessed and idled properties. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                    March 31,        December 31,       March 31,
($ in thousands)                                      1998               1997              1997
-----------------------------------------------  ----------------  -----------------  ---------------
Nonperforming loans:
   Nonaccrual loans                                    $  633              957            1,376
   Restructured loans                                     256              326              294
                                                       ------           ------           ------
Total nonperforming loans                                 889            1,283            1,670
Foreclosed, repossessed, and idled
   properties (included in other assets)                  377              560              410
                                                       ------           ------           ------

Total nonperforming assets                             $1,266            1,843            2,080
                                                       ======           ======           ======


Nonperforming loans to total loans                       0.29%            0.46%            0.74%
Allowance for loan losses to
   nonperforming loans                                 563.33%          372.49%          286.05%
Nonperforming assets as a percentage of
   loans and foreclosed, repossessed, and
   idled properties                                      0.41%            0.66%            0.92%
Nonperforming assets to total assets                     0.30%            0.46%            0.60%

    Management has reviewed the collateral for the nonperforming assets, including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

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

    Nonperforming loans are defined as nonaccrual loans and restructured loans. As of March 31, 1998, December 31, 1997 and March 31, 1997, nonperforming loans were approximately 0.29%, 0.46%, and 0.74%, respectively, of the total loans outstanding at such dates. Nonaccrual loans as of March 31, 1998 decreased $743,000, or 54.0%, from March 31, 1997 to approximately $633,000 and are lower by approximately $324,000, or 33.9%, since year-end. The decrease in nonaccrual loans at March 31, 1998 as compared to December 31, 1997 is primarily attributable to generally improved loan quality, as well as the full payout of a nonaccrual relationship totaling $230,000 during the period. The decrease in nonaccrual loans when comparing December 31, 1997 to March 31, 1997 is primarily attributable to generally improved loan quality, as well as the resolution of several larger relationships during the period that resulted in partial charge-offs. As of March 31, 1998, the borrower with the largest nonaccrual loan owed a balance of $175,000 while the average nonaccrual loan balance was approximately $17,000. If


FIRST BANCORP (No 0-15572), FORM 10-Q, March 31, 1998              Page 12 of 23
the nonaccrual loans and restructured loans as of March 31, 1998 and 1997 had been current in accordance with their original terms and had been outstanding throughout the three month periods (or since origination or acquisition if held for part of the three month periods), gross interest income in the amounts of approximately $15,000 and $35,000 for nonaccrual loans and $7,000 and $8,000 for restructured loans would have been recorded for the three months ended March 31, 1998 and 1997, respectively. Interest income on such loans that was actually collected and included in net income in the three months ended March 31, 1998 and 1997 amounted to approximately $1,000 and $40,000, respectively, for nonaccrual loans and $10,000 and $5,000, respectively, for restructured loans.

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

    At March 31, 1998, December 31, 1997, and March 31, 1997 the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $96,000, $398,000, and $908,000, respectively, all of which were on a nonaccrual basis. The decreases in the level of impaired loans at the respective period ends is due to the same reasons as the decrease in nonaccrual loans over the same periods discussed above. The related allowance for loan losses for these impaired loans as determined in accordance with SFAS No. 114 was $14,000, $60,000, and $166,000, respectively. There were no impaired loans for which there was no related allowance determined in accordance with the statement. The average recorded investments in impaired loans during the three month period ended March 31, 1998, the year ended December 31, 1997, and the three months ended March 31, 1997 were approximately $247,000, $654,000, and $1,068,000, respectively. For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

     In addition to the nonperforming loan amounts discussed above, management believes that an estimated $1,000,000-$1,500,000 of loans that are currently performing in accordance with their contractual terms may potentially develop problems depending upon the particular financial situations of


FIRST BANCORP (No 0-15572), FORM 10-Q, March 31, 1998              Page 13 of 23
the borrowers and economic conditions in general. These loans were considered in determining the appropriate level of the allowance for possible loan losses. See "Summary of Loan Loss Experience" below. Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in the problem loan amounts above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

      As of March 31, 1998, December 31, 1997 and March 31, 1997, the Company owned foreclosed, repossessed, and idled assets totaling approximately $377,000, $560,000, and $410,000, respectively, which consisted principally of several parcels of foreclosed real estate. The Company's management reviewed recent appraisals of these properties and has concluded that their fair values, less estimated costs to sell, exceed their respective carrying values as of the periods presented.

 SUMMARY OF LOAN LOSS EXPERIENCE

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

      The Company's bank subsidiary uses a loan analysis and grading program to facilitate its evaluation of possible future loan losses and the adequacy of its allowance for loan losses, otherwise referred to as its loan loss reserve. In this program, a "watch list" is prepared and monitored monthly by management and is tested quarterly by the bank's Internal Audit Department. The list includes loans that management identifies as having potential credit weaknesses in addition to loans past due 90 days or more, nonaccrual loans and remaining unpaid loans identified during previous examinations.

    Based on management's evaluation of the loan portfolio and economic conditions, a provision for possible loan losses of $280,000 was added to the allowance for possible loan losses during the first quarter of 1998. This provision for loan losses made during the first quarter of 1998 was greater than the $75,000 provision made during the corresponding period of 1997. This increase was due primarily to the significant loan growth experienced by the Company and not credit quality concerns. The net increase in loans outstanding was $29 million in the first quarter of 1998 as compared to a $2 million increase experienced in the first quarter of 1997. At March 31, 1998, the allowance stood at $5,008,000, compared to $4,779,000 at December 31, 1997 and $4,777,000 at March 31, 1997. At March 31, 1998, the allowance for loan losses was approximately 563% of total nonperforming loans, compared to corresponding percentages of 372% at December 31, 1997 and 286% at March 31, 1997.

      The allowance for loan losses was 1.62%, 1.70% and 2.12% of total loans as of March 31, 1998, December 31, 1997 and March 31, 1997, respectively. Management believes the reserve levels are adequate to cover possible loan losses on the loans outstanding as of each reporting date. It must be emphasized, however, that the determination of the reserve using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain


FIRST BANCORP (No 0-15572), FORM 10-Q, March 31, 1998              Page 14 of 23
loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for possible loan losses or future charges to earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for possible loan losses and losses on other real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available at the time of such examinations.

For the periods indicated, the following table summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance for loan losses arising from charge-offs and recoveries by category, and additions to the allowance for loan losses that have been charged to expense.

                                                         Three Months           Year           Three Months
                                                             Ended              Ended              Ended
                                                           March 31,           Dec 31,           March 31,
($ in thousands)                                             1998               1997               1997
----------------------------------------------------------------------------------------------------------
Loans outstanding at period end                       $     309,497           280,513              225,171
                                                       ===================================================

Average loans outstanding during period               $     293,838           245,596              222,278
                                                       ===================================================

Allowance for possible loan losses at
   beginning of period                                $       4,779             4,726                4,726

Loans charged off:
   Commercial, financial and agricultural                       (15)              (61)                  -
   Real estate - mortgage                                        -               (449)                (110)
   Installment loans to individuals                             (58)             (311)                (104)
                                                       ----------------------------------------------------
     Total charge-offs                                          (73)             (821)                (214)
                                                       ----------------------------------------------------

Recoveries of loans previously charged-off:
   Commercial, financial and agricultural                         3                89                   73
   Real estate - mortgage                                         2                38                    6
   Installment loans to individuals                              17               141                   78
   Other                                                         -                 31                   33
                                                       ---------------------------------------------------
     Total recoveries                                            22               299                  190
                                                       ---------------------------------------------------

Net charge-offs                                                 (51)             (522)                 (24)

Additions to the allowance charged to expense                   280               575                   75
                                                       ---------------------------------------------------


Allowance for possible loan losses at
   end of period                                      $       5,008             4,779                4,777
                                                       ===================================================

Ratios:
   Annualized net charge-offs to average
     loans during period                                      0.07%             0.21%                0.04%
   Allowance for loan losses to
     loans at end of period                                   1.62%             1.70%                2.12%
   Allowance for loan losses as a multiple
     of annualized net charge-offs                           24.55x             9.16x               49.76x
   Provision for loan losses as a percent
     of net charge-offs                                     549.02%           110.15%               312.5%
   Recoveries of loans previously charged-
     off as a percent of loans charged-off                   30.14%            36.42%               88.79%


FIRST BANCORP (No 0-15572), FORM 10-Q, March 31, 1998              Page 15 of 23

      Based on the results of the aforementioned loan analysis and grading program and management's evaluation of the allowance for loan losses at March 31, 1998, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 1997.

LIQUIDITY

      The Company's liquidity is determined by its ability to convert assets to cash or acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. The Company's primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments. In addition, the Company (through its bank subsidiary) has the ability, on a short-term basis, to purchase federal funds from other financial institutions and has an available line of credit with the Federal Home Loan Bank in place that can provide short or long term financing. The Company has not traditionally had to rely on these sources of credit as a source of liquidity. The Company has experienced an increase in its loan to deposit ratio (81.3% at March 31, 1998 compared to 73.3% a year ago) as a result of the significant loan growth experience by the Company. However, the Company's management believes its liquidity sources are at an acceptable level and remain adequate to meet its operating needs.

CAPITAL RESOURCES

      The Company is required by its own policies and by applicable federal regulations to maintain certain capital levels. The Company's ratio of stated capital to total assets exceeded 8% as of March 31, 1998 and 1997, and December 31, 1997. In an effort to achieve a measurement of capital adequacy that is sensitive to the individual risk profiles of financial institutions, the various financial institution regulators have minimum capital guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to the financial institution's relative level of those capital components and the level of risk associated with various types of assets of that financial institution. The guidelines call for minimum adjusted capital of 8% of risk-adjusted assets. As of March 31, 1998, the Company's total risk-based capital ratio was 11.41%.

      In addition to the risk-based capital requirements described above, the Company is subject to a leverage capital requirement, which calls for a minimum ratio of leverage capital, as defined in the regulations, to quarterly average total assets of 3-5%. As of March 31, 1998, the Company's leverage capital ratio was 7.76%.

      The Company is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.


FIRST BANCORP (No 0-15572), FORM 10-Q, March 31, 1998              Page 16 of 23

      As of March 31, 1998, December 31, 1997 and March 31, 1997, the Company was in compliance with all existing regulatory capital requirements, as summarized in the following table:

                                                                   March 31,         Dec 31,         March 31,
($ in thousands)                                                     1998             1997             1997
--------------------------------------------------------------------------------------------------------------
Tier I capital:
     Total stated shareholders' equity                        $     37,543            36,765          33,648
     Less:   Intangible assets                                       6,323             6,487           5,459
             Unrealized gain (loss)
                on securities available for
                sale, net of income taxes                              111               186            (172)
                                                               ---------------------------------------------
Total Tier I leverage capital                                       31,109            30,092          28,361

Tier II capital:
     Allowable allowance for loan losses                             3,773             3,466           2,840
                                                               ---------------------------------------------

Total capital                                                 $     34,882            33,558          31,201
                                                               =============================================

Risk-adjusted assets                                          $    308,257           283,924         232,497
Tier I risk-adjusted assets (includes Tier I
     capital adjustments)                                          301,823           277,251         227,210
Tier II risk adjusted assets (includes Tiers I
     and II capital adjustments)                                   305,596           280,717         230,050
Quarterly average total assets                                     407,233           386,291         339,878
Adjusted quarterly average total assets
     (includes Tier I capital adjustments)                         400,799           379,618         334,591

Risk-based capital ratios:
     Tier I capital                                                 10.31%            10.85%          12.48%
     Minimum required Tier I capital                                 4.00%             4.00%           4.00%
     Total risk-based capital                                       11.41%            11.95%          13.56%
     Minimum required total risk-based capital                       8.00%             8.00%           8.00%
Leverage capital ratios:
     Tier I leverage capital ratio                                   7.76%             7.93%           8.48%
     Minimum required Tier I leverage capital                      3-5.00%           3-5.00%         3-5.00%

UPDATE ON YEAR 2000

     As has been widely reported in the media, many of the world's existing computer programs use only two digits to identify the year in the date field of a program. These programs were designed and developed without considering the impact of the upcoming change in the century and could experience serious malfunctions when the last two digits of the year change to "00" (Year 2000 Issue). Due to the highly automated and computerized nature of the Company's transaction processing and operations as a whole, the Company is taking the Year 2000 Issue very seriously. The Company's Technology Committee, which is comprised of a cross-section of the Company's employees, is leading the
Company's Year 2000 efforts and involving all employees of the Company in ensuring that the Company is properly prepared for the Year 2000. The Company uses third-party software vendors for most of its computer programs and micro-chip related processes. The first phase of the Company's efforts to address the Year 2000 Issue was to inventory all known Company processes that could reasonably be expected to be impacted by the Year 2000 Issue and their related vendors, if applicable. This inventory of processes and vendors included not only typical computer processes such as the Company's transaction applications systems, but all known processes that could be impacted by micro-chip


FIRST BANCORP (No 0-15572), FORM 10-Q, March 31, 1998              Page 17 of 23
malfunctions. These include but are not limited to the Company's alarm system, phone system, check ordering process, and ATM network. The Company's second phase in addressing the Year 2000 Issue was to contact all such vendors and request documentation regarding their Year 2000 compliance efforts. This phase is now virtually complete and the Company is currently analyzing the responses. The next phase for the Company is to implement a comprehensive testing of all known processes. Initially, processes will be tested on a stand-alone basis and then the testing will involve multiple interfacing processes.

     Testing of the Company's processes has begun and is scheduled to be substantially complete by the end of 1998. Management plans for any corrective actions to be implemented to ensure that the Company is fully prepared for the Year 2000 by the end of the first quarter of 1999. The most significant phase of testing, the testing of the Company's software applications, is scheduled for the third quarter of 1998 upon the arrival of software applications upgrades from the Company's primary software application vendor.

     To date the Company has not identified any processes that will require significant expenditures to address the Year 2000 Issue. The Company's estimate of the range of total costs to address the Year 2000 Issue continues to be from $100,000 to $150,000. The majority of these costs are expected to be incurred and expensed by the Company in 1998.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

     Net interest income is the Company's most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, the Company's level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earnings assets and interest-bearing liabilities. It is the Company's policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. The Company's exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of "shock" interest rates. Over the years, the Company has been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past ten years the net interest margin has not varied by more than 25 basis points in any single year and the lowest net interest margin realized over that same period is within 60 basis points of the highest. While the Company can not guarantee similar stability in the net interest margin in the future, at this time, management does not expect significant fluctuations. See additional discussion of the Company's net interest margin in the "Components of Earnings" section above.

     As of March 31, 1998, the Company had approximately $78 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and


FIRST BANCORP (No 0-15572), FORM 10-Q, March 31, 1998              Page 18 of 23
liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at March 31, 1998 subject to interest rate changes within one year are deposits totaling $137.4 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators. Thus, the Company believes that near term net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates. As of March 31, 1998, approximately 90% of interest-earning assets could be repriced within five years and substantially all interest-bearing liabilities could be repriced within five years.

     The Company has no market risk sensitive instruments held for trading purposes, nor does it maintain any foreign currency positions. The expected maturities and relative fair values of the Company's other than trading market risk sensitive financial instruments is substantially the same as it was at December 31, 1997 - see the SEC Form 10-K for the year ended December 31, 1997 for additional information.


FORWARD LOOKING STATEMENTS

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


FIRST BANCORP (No 0-15572), FORM 10-Q, March 31, 1998              Page 19 of 23

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

10.f First Bancorp Employees' Pension Plan, as amended on August 16, 1994, was filed as Exhibit 10(g) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference. (*)

10.g First Bancorp Senior Management Supplemental Executive Retirement Plan dated May 31, 1993, was filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and is incorporated herein by reference. (*)


FIRST BANCORP (No 0-15572), FORM 10-Q, March 31, 1998              Page 20 of 23

10.h First Bancorp Senior Management Split-Dollar Life Insurance Agreements between the Company and the Executive Officers, as amended on December 22, 1994, was filed as Exhibit 10(i) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference. (*)

10.i First Bancorp 1994 Stock Option Plan was filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994, and is incorporated herein by reference. (*)

10.j Severance Agreement between the Company and Patrick A. Meisky dated December 29, 1995 was filed as Exhibit 10(o) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and is incorporated by reference. (*)

10.k Amendment to the First Bancorp Savings Plus and Profit Sharing Plan (401(k) savings incentive plan and trust), dated December 17, 1996, was filed as Exhibit 10(m) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and is incorporated herein by reference. (*)

27.1 Financial Data Schedules pursuant to Article 9 of Regulation S-X for the period ended March 31, 1998.

27.2 Financial Data Schedules pursuant to Article 9 of Regulation S-X for the period ended March 31, 1997 - restated for financial accounting standard number 128, "Earnings Per Share"

(b) There were no reports filed on Form 8-K during the quarter ended March 31, 1998.



FIRST BANCORP (No 0-15572), FORM 10-Q, March 31, 1998              Page 21 of 23

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             FIRST BANCORP


 May 13, 1998                                BY: /s/James H. Garner
                                                 ----------------------------
                                                   James H. Garner
                                                       President
                                             (Principal Executive Officer),
                                                Treasurer and Director


 May 13, 1998                                BY: /s/Anna G. Hollers
                                                 ----------------------------
                                                   Anna G. Hollers
                                               Executive Vice President
                                                     and Secretary


 May 13, 1998                                BY: /s/Eric P. Credle
                                                 ----------------------------
                                                   Eric P. Credle
                                                    Vice President
                                             and Chief Financial Officer


FIRST BANCORP (No 0-15572), FORM 10-Q, March 31, 1998              Page 22 of 23

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

10.f      First Bancorp Employees' Pension Plan                                                          *

10.g      First Bancorp Senior Management Supplemental Executive  Retirement Plan                        *

10.h      First Bancorp Senior Management Split-Dollar Life Insurance Agreements between
          the Company and the Executive Officers                                                         *

10.i      First Bancorp 1994 Stock Option Plan                                                           *

10.j      Severance Agreement between the Company and Patrick A. Meisky                                  *

10.k      Amendment to the First Bancorp Savings Plus and Profit Sharing Plan (401(k)
          savings incentive plan and trust)                                                              *

27.1      Financial Data Schedules pursuant to Article 9 of Regulation S-X for the three months ended March 31, 1998

27.2      Financial Data Schedules pursuant to Article 9 of Regulation S-X for the three months ended March 31, 1997 - restated for financial accounting standard number 128, "Earnings Per Share"

          * Incorporated herein by reference.


FIRST BANCORP (No 0-15572), FORM 10-Q, March 31, 1998              Page 23 of 23