Form 10-Q
period 1998-06-30
FIRST BANCORP /NC/
filed 1998-08-14
CIK 811589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                            -------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 1998


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

                                 [ X ] YES [   ] NO


       As of June 30, 1998, 3,020,370 shares of the registrant's Common Stock, $5 par value, were outstanding. The registrant had no other classes of securities outstanding.

       Transitional Small Business Format        [   ]   YES         [ X ]   NO



 EXHIBIT INDEX BEGINS ON PAGE 28

                                      INDEX
                         FIRST BANCORP AND SUBSIDIARIES


                                                                          Page

Part I.  Financial Information

Item 1 - Financial Statements

   CONSOLIDATED BALANCE SHEETS -
   June 30, 1998  and 1997
   (With Comparative Amounts at December 31, 1997)                          3

   CONSOLIDATED STATEMENTS OF INCOME -
   For the Periods Ended June 30, 1998 and 1997                             4

   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME -
   For the Periods Ended June 30, 1998 and 1997                             5

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY -
   For the Periods Ended June 30, 1998 and 1997                             6

   CONSOLIDATED STATEMENTS OF CASH FLOWS -
   For the Periods Ended June 30, 1998 and 1997                             7


   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               8

 Item 2 - Management's Discussion and Analysis of Consolidated
          Results of Operations and Financial Condition                    11

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk       22

 Part II.  Other Information

 Item 4 - Submission of Matters to a Vote of Shareholders                  24

 Item 5 - Other Information                                                24

 Item 6 - Exhibits and Reports on Form 8-K                                 25

 Signatures                                                                28

 Exhibit Cross Reference Index                                             29

Part I.  Financial Information
Item 1 - Financial Statements

                                         First Bancorp and Subsidiaries
                                           Consolidated Balance Sheets

                                                               June 30,          December 31,          June 30,
($ in thousands-unaudited)                                       1998                1997                1997
                                                              ---------              ------              ------
ASSETS
Cash & due from banks, noninterest-bearing .........          $  16,205              17,664              17,345
Due from banks, interest-bearing ...................              8,129              13,081                   8
Federal funds sold .................................              5,087               2,896                --
                                                              ---------              ------              ------
     Total cash and cash equivalents ...............             29,421              33,641              17,353
                                                              ---------              ------              ------
Securities available for sale (costs of $43,802,
     $49,995, and $57,639) .........................             44,017              50,277              57,765

Securities held to maturity (fair values of $18,858,
     $21,512, and $21,328) .........................             18,305              20,856              20,824

Presold mortgages in process of settlement .........              3,089               1,330                 738

Loans ..............................................            328,743             280,513             247,220
   Less:  Allowance for loan losses ................             (5,160)             (4,779)             (4,755)
                                                              ---------              ------              ------
   Net loans .......................................            323,583             275,734             242,465
                                                              ---------              ------              ------

Premises and equipment .............................              8,527               8,839               7,919
Accrued interest receivable ........................              2,900               2,866               2,778
Intangible assets ..................................              6,159               6,487               5,319
Other ..............................................              2,759               2,639               2,612
                                                              ---------              ------              ------
        Total assets ...............................          $ 438,760             402,669             357,773
                                                              =========             =======             =======


LIABILITIES
Deposits: Demand - noninterest .....................          $  56,224              50,921              47,954
          Savings, NOW, and money market ...........            138,047             135,805             119,472
          Time deposits of $100,000 or more ........             55,335              40,200              33,547
          Other time deposits ......................            146,027             134,298             117,835
                                                              ---------              ------              ------
          Total deposits ...........................            395,633             361,224             318,808

Accrued interest payable ...........................              2,717               2,299               1,914
Other liabilities ..................................              1,899               2,381               2,300
                                                              ---------              ------              ------
     Total liabilities .............................            400,249             365,904             323,022
                                                              ---------              ------              ------

                                         First Bancorp and Subsidiaries
                                           Consolidated Balance Sheets

                                                               June 30,          December 31,          June 30,
($ in thousands-unaudited)                                       1998                1997                1997
                                                              ---------              ------              ------
SHAREHOLDERS' EQUITY
Common stock, $5 par value per share
     Authorized: 12,500,000 shares
     Issued and outstanding: 3,020,370,
        3,020,370, and 3,016,370 shares ............             15,102              15,102              15,082
Capital surplus ....................................              3,861               3,861               3,831
Retained earnings ..................................             19,406              17,616              15,754
Accumulated other comprehensive income .............                142                 186                  84
                                                              ---------              ------              ------
     Total shareholders' equity ....................             38,511              36,765              34,751
                                                              ---------              ------              ------
          Total liabilities and shareholders' equity          $ 438,760             402,669             357,773
                                                              =========             =======             =======

See notes to consolidated financial statements.

                                                   First Bancorp and Subsidiaries
                                                  Consolidated Statements of Income


                                                             Three Months Ended                        Six Months Ended
                                                                   June 30,                                  June 30,
                                                     --------------------------------           --------------------------------
($ in thousands, except per share data-unaudited)         1998                   1997              1998                     1997
                                                          ----                   ----              ----                     ----
INTEREST INCOME
Interest and fees on loans ................          $     7,451                 5,761          $    14,370                11,048
Interest on investment securities:
     Taxable interest income ..............                  689                   952                1,496                 1,847
     Tax-exempt interest income ...........                  263                   303                  542                   619
Other, principally overnight investments ..                  281                   139                  501                   319
                                                     -----------                 -----          -----------                 -----
     Total interest income ................                8,684                 7,155               16,909                13,833
                                                     -----------                 -----          -----------                 -----

INTEREST EXPENSE
Savings, NOW and money market .............                  824                   670                1,624                 1,279
Time deposits of $100,000 or more .........                  764                   476                1,367                   938
Other time deposits .......................                1,938                 1,524                3,770                 2,986
Federal funds purchased ...................                 --                       3                 --                       3
                                                     -----------                 -----          -----------                 -----
     Total interest expense ...............                3,526                 2,673                6,761                 5,206
                                                     -----------                 -----          -----------                 -----

Net interest income .......................                5,158                 4,482               10,148                 8,627
Provision for loan losses .................                  210                   125                  490                   200
                                                     -----------                 -----          -----------                 -----

Net interest income after provision
   for loan losses ........................                4,948                 4,357                9,658                 8,427
                                                     -----------                 -----          -----------                 -----

NONINTEREST INCOME
Service charges on deposit accounts .......                  647                   620                1,257                 1,227
Commissions from insurance sales ..........                   59                    75                  118                   149
Fees earned on presold mortgages ..........                  129                    88                  229                   137
Other service charges, commissions and fees                  251                   156                  525                   418
Data processing fees ......................                 --                      69                 --                     142
Securities losses .........................                   (3)                 --                     (3)                 --
                                                     -----------                 -----          -----------                 -----
     Total noninterest income .............                1,083                 1,008                2,126                 2,073
                                                     -----------                 -----          -----------                 -----

                                                   First Bancorp and Subsidiaries
                                                  Consolidated Statements of Income


                                                                Three Months Ended                        Six Months Ended
                                                                     June 30,                                  June 30,
                                                     --------------------------------           --------------------------------
($ in thousands, except per share data-unaudited)         1998                   1997              1998                     1997
                                                          ----                   ----              ----                     ----
NONINTEREST EXPENSES
Salaries ..................................                1,720                 1,522                3,445                 3,038
Employee benefits .........................                  402                   384                  775                   704
                                                     -----------                 -----          -----------                 -----
   Total personnel expense ................                2,122                 1,906                4,220                 3,742
Net occupancy expense .....................                  242                   232                  488                   468
Equipment related expenses ................                  216                   218                  435                   429
Other operating expenses ..................                1,312                 1,150                2,520                 2,352
                                                     -----------                 -----          -----------                 -----
     Total noninterest expenses ...........                3,892                 3,506                7,663                 6,991
                                                     -----------                 -----          -----------                 -----

Income before income taxes ................                2,139                 1,859                4,121                 3,509
Income taxes ..............................                  749                   620                1,425                 1,144
                                                     -----------                 -----          -----------                 -----

NET INCOME ................................          $     1,390                 1,239          $     2,696                 2,365
                                                     ===========                 =====          ===========                 =====

Weighted average common shares
   outstanding - basic ....................            3,020,370             3,016,370            3,020,370             3,016,370
                                                     ===========                 =====          ===========                 =====

Weighted average common shares
   outstanding - diluted ..................            3,110,997             3,079,630            3,109,761             3,080,864
                                                     ===========                 =====          ===========                 =====

Earnings per share - basic ................          $      0.46                  0.41          $      0.89                  0.78
Earnings per share - diluted ..............                 0.45                  0.40                 0.87                  0.76
Cash dividends declared per share .........                 0.15                  0.13                 0.30                  0.26

See notes to consolidated financial statements.

                                               First Bancorp and Subsidiaries
                                       Consolidated Statements of Comprehensive Income




                                                               Three Months Ended                     Six Months Ended
                                                                    June 30,                              June 30,
                                                          ---------------------------             ------------------------
($ in thousands-unaudited)                                  1998                1997               1998               1997
                                                          -------               -----             -------             -----
Net income ..........................................     $ 1,390               1,239             $ 2,696             2,365
                                                          -------               -----             -------             -----
Other comprehensive income (loss):
   Unrealized losses on securities
     available for sale:
     Unrealized holding gains (losses) arising
        during the period, pretax ...................          44                 388                 (70)              (94)
           Tax benefit (expense) ....................         (15)               (132)                 24                32
        Reclassification to realized losses .........           3                --                     3                --
              Tax benefit ...........................          (1)               --                    (1)               --
                                                          -------               -----             -------             -----
Other comprehensive income (loss) ...................          31                 256                 (44)              (62)
                                                          -------               -----             -------             -----

Comprehensive income ................................     $ 1,421               1,495               2,652             2,303
                                                          =======               =====               =====             =====


See notes to consolidated financial statements.

                                               First Bancorp and Subsidiaries
                                       Consolidated Statements of Shareholders' Equity

                                                                                                  Accumulated
                                                    Common Stock                                      Other         Share-
                                                --------------------       Capital     Retained   Comprehensive    holders'
($ in thousands, except per share -             Shares        Amount       Surplus     Earnings       Income        Equity
-----------------------------------             ------        ------       -------     --------       ------        ------
unaudited)
Balances, January 1, 1997 ...............        3,016      $ 15,082         3,831       14,173          146       33,232


Net income ..............................                                                 2,365                     2,365

Cash dividends declared ($0.26 per share)                                                  (784)                     (784)
Other comprehensive income (loss) .......                                                                (62)         (62)
                                                 -----      --------         -----       ------           --       ------

Balances, June 30, 1997 .................        3,016      $ 15,082         3,831       15,754           84       34,751
                                                 =====      ========         =====       ======           ==       ======

Balances, January 1, 1998 ...............        3,020      $ 15,102         3,861       17,616          186       36,765


Net income ..............................                                                 2,696                     2,696

Cash dividends declared ($0.30 per share)                                                  (906)                     (906)
Other comprehensive income (loss) .......                                                                (44)         (44)
                                                 -----      --------         -----       ------           --       ------

Balances, June 30, 1998 .................        3,020      $ 15,102         3,861       19,406          142       38,511
                                                 =====      ========         =====       ======          ===       ======




                                                  As of        As of
                                                 June 30,     June 30,
                                                   1998         1997
                                                 --------     -------
Supplemental disclosure of components of
   Accumulated Other Comprehensive
   Income (Loss):
         Unrealized gain on securities
            available  for sale, pretax          $  215           126
                 Tax benefit (expense)              (73)          (42)
                                                 ------        ------
   Total Accumulated Other
      Comprehensive Income                       $  142            84
                                                 ======        ======


See notes to consolidated financial statements.

                                   First Bancorp and Subsidiaries
                                Consolidated Statements of Cash Flows

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                ----------------------
($ in thousands-unaudited)                                                        1998           1997
                                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ................................................................     $  2,696         2,365
Adjustments to reconcile net income to
 net cash provided by operating activities:
     Provision for loan losses ............................................          490           200
     Net security premium amortization (discount accretion) ...............           70           (13)
     Losses on sales of securities available for sale .....................            3          --
     Loan fees and costs deferred, net of amortization ....................            7             5
     Depreciation of premises and equipment ...............................          363           352
     Amortization of intangible assets ....................................          328           279
     Realized and unrealized other real estate losses .....................         --              16
     Provision for deferred income taxes ..................................           99           (16)
Changes in operating assets and liabilities:
     Increase in accrued interest receivable ..............................          (34)         (366)
     Decrease in intangible pension asset .................................         --             236
     Decrease (increase) in other assets ..................................       (1,725)          768
     Increase in accrued interest payable .................................          418            32
     Decrease in other liabilities ........................................         (542)         (235)
                                                                                --------         -----
     Net cash provided by operating activities ............................        2,173         3,623
                                                                                --------         -----

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale ...........................       (9,682)      (16,370)
     Purchases of securities held to maturity .............................         (444)       (1,220)
     Proceeds from sales of securities available for sale .................        1,015          --
     Proceeds from maturities/issuer calls of securities available for sale       14,796        12,481
     Proceeds from maturities/issuer calls of securities held to maturity .        2,984         2,704
     Net increase in loans ................................................      (48,368)      (24,446)
     Purchases of premises and equipment ..................................         (257)         (549)
                                                                                --------         -----
     Net cash used in investing activities ................................      (39,956)      (27,400)
                                                                                --------         -----

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits .............................................       34,409        20,947
     Cash dividends paid ..................................................         (846)         (724)
                                                                                --------         -----
     Net cash provided by financing activities ............................       33,563        20,223
                                                                                --------         -----

DECREASE IN CASH AND CASH EQUIVALENTS .....................................       (4,220)       (3,554)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................       33,641        20,907
                                                                                --------         -----

CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................     $ 29,421        17,353
                                                                                ========        ======

                                   First Bancorp and Subsidiaries
                                Consolidated Statements of Cash Flows

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                ----------------------
($ in thousands-unaudited)                                                        1998           1997
                                                                                  ----           ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest .............................................................     $  6,343         5,174
     Income taxes .........................................................        1,529         1,015
Non-cash transactions:
     Foreclosed loans transferred to other real estate ....................           22            82
     Loans to facilitate the sale of other real estate ....................         --              17
     Decrease in fair value of securities available for sale ..............          (70)          (94)
     Premises and equipment transferred to other real estate ..............          206          --


See notes to consolidated financial statements.

                         First Bancorp And Subsidiaries
                   Notes To Consolidated Financial Statements

(unaudited)        For the Periods Ended June 30, 1998 and 1997
 -------------------------------------------------------------------------------

NOTE 1
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of June 30, 1998 and 1997 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 1998 and 1997. Reference is made to the Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the consolidated financial statements.

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

                                                            For the Three Months Ended June 30,
                                  -------------------------------------------------------------------------------------
                                                     1998                                         1997
                                  ---------------------------------------     -----------------------------------------
                                     Income         Shares                      Income            Shares
($ in thousands except per          (Numer-        (Denom-      Per Share       (Numer-          (Denom-      Per Share
    share amounts)                   ator)         inator)        Amount         ator)            inator)       Amount
    --------------                   -----         -------        ------         -----            -------       ------
Basic EPS
  Net income ................     $    1,390      3,020,370     $   0.46      $    1,239         3,016,370     $   0.41
                                                                 =======                                       ========
Effect of Dilutive Securities
  Effect of stock option plan           --           90,627                           --            63,260
                                  ----------      ---------                   -----------        ---------
Diluted EPS
  Net income plus assumed
     exercises of options
                                       1,390      3,110,997     $   0.45      $    1,239         3,079,630     $   0.40
                                  ==========     ==========     ========      ==========         =========     ========

                                                             For the Six Months Ended June 30,
                                  -------------------------------------------------------------------------------------
                                                     1998                                         1997
                                  ---------------------------------------     -----------------------------------------
                                     Income         Shares                      Income            Shares
($ in thousands except per          (Numer-        (Denom-      Per Share       (Numer-          (Denom-      Per Share
    share amounts)                   ator)         inator)        Amount         ator)            inator)       Amount
    --------------                   -----         -------        ------         -----            -------       ------
Basic EPS
   Net income ................     $    2,696      3,020,370     $  0.89      $    2,365         3,016,370     $ 0. 78
                                                                 =======                                       =======

Effect of Dilutive Securities
   Effect of stock option plan           --           89,391                          --            64,494
                                   ----------      ---------                  ---------          ---------
Diluted EPS
   Net income plus assumed
     exercises of options
                                   $    2,696      3,109,761    $   0.87      $   2,365          3,080,864     $  0.76
                                   ==========      =========    ========      =========          =========     =======

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

The Financial Accounting Standards Board has issued financial accounting standard number 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires management to report selected financial data and descriptive information about reportable operating segments and is effective for periods beginning after December 15, 1997. This statement does not require application in interim financial statements in the initial year of adoption. The requirements of this standard will be applied in a manner relevant for the Company beginning with the financial statements for the year ended December 31, 1998.

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

The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Because the Company has not historically and does not currently employ the use of derivatives, this Statement is not expected to impact the Company.

NOTE 3
Certain  amounts   reported  in  the  period  ended  June  30,  1997  have  been reclassified to conform with the presentation for June 30, 1998. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

NOTE 4
Based on management's evaluation of the loan portfolio, current economic conditions and other risk factors, the Company's allowance for loan losses was $5,160,000 as of June 30, 1998 compared to $4,779,000 and $4,755,000 as of
December 31, 1997 and June 30, 1997, respectively. Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and foreclosed, repossessed and idled properties. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                                June 30,      December 31,     June 30,
              ($ in thousands)                                    1998            1997          1997
              ----------------                                    ----            ----          ----
               Nonperforming loans:
                  Nonaccrual loans ....................        $     346           957           678
                  Restructured loans ..................              253           326           293
                                                               ---------           ---           ---
              Total nonperforming loans ...............              599         1,283           971
              Foreclosed, repossessed, and idled
                  properties (included in other assets)              581           560           407
                                                               ---------           ---           ---

              Total nonperforming assets ..............        $   1,180         1,843         1,378
                                                               =========         =====         =====


              Nonperforming loans to total loans ......             0.18%         0.46%         0.39%
              Allowance for loan losses to
                  nonperforming loans .................           861.44%       372.49%       489.70%
              Nonperforming assets as a percentage of
                 loans and foreclosed, repossessed,
                 and idled properties .................             0.36%         0.66%         0.56%
              Nonperforming assets to total assets ....             0.27%         0.46%         0.39%
              Allowance for loan losses to total loans              1.57%         1.70%         1.92%

NOTE 5
Loans are shown on the Consolidated Balance Sheets net of approximately $10,000 of unearned income for each of the periods presented.

Item 2 - Management's Discussion and Analysis of Consolidated
         Results of Operations and Financial Condition

 RESULTS OF OPERATIONS


OVERVIEW

     Net income for the three months ended June 30, 1998 was $1,390,000, a 12.2% increase over the $1,239,000 reported in the second quarter of 1997. Basic and diluted earnings per share for the second quarter of 1998 increased 12.2% and 12.5%, respectively, to $0.46 and $0.45, respectively, compared to $0.41 and $0.40, respectively, for the second quarter of 1997.

     Net income for the six months ended June 30, 1998 was $2,696,000, a 14.0% increase over the $2,365,000 reported for the first six months of 1997. Basic earnings per share for the six months ended June 30, 1998 increased 14.1% to $0.89 per share compared to $0.78 per share reported for the same six month period in 1997. Earnings per share on a diluted basis amounted to $0.87 per share for the six months ended June 30, 1998, a 14.5% increase over the $0.76 per share for the same six months of 1997.

     The increase in net income for the three and six month periods ended June 30, 1998 is primarily due to an increase in net interest income earned by the Company. Net interest income increased 15.1% and 17.6% for the three and six month periods ended June 30, 1998 when compared to the same three and six month periods of 1997. The increases in net interest income are largely attributable to loan and deposit growth, the effects of which were partially offset by lower net interest margins. Also partially offsetting the increases in net interest income were higher provisions for loan losses for the three and six month periods ended June 30, 1998 as compared to the same periods of 1997, which were recorded in response to the high growth in loans experienced by the Company. Noninterest income increased by 7.4% and 2.6% for the three and six month periods ended June 30, 1998, respectively, when compared to the same periods of 1997. Noninterest expenses increased by 11.0% and 9.6% for the three and six month periods ended June 30, 1998, respectively, when compared to the same periods of 1997, due primarily to the increase in the Company's branch network.

COMPONENTS OF EARNINGS

      Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the second quarter of 1998 increased by $676,000, or 15.1%, compared to the second quarter of 1997, while net interest income for the first half of 1998 increased by $1,521,000, or 17.6%, compared to the first half of 1997. The increase in net interest income was due to growth in the Company's loans and deposits. The Company's total loans at June 30, 1998 of $328.7 million were 33.0% higher than the $247.2 million recorded at June 30, 1997. Average loans outstanding for the second quarter of 1998 and first half of 1998 were 35.5% and 33.9%, respectively, greater than the average loans outstanding for the comparable periods of 1997. The Company's total deposits at June 30, 1998 of $395.6 million were 24.1% higher than the $318.8 million recorded at June 30, 1997. Average deposits outstanding for the second quarter of 1998 and first half of 1998 were 25.0% and 22.9%, respectively, greater than the average deposits outstanding for the comparable periods of 1997. Contributing to the deposit growth was the Company's November 1997 branch purchase that included $14 million in deposits. No loans were acquired in the branch purchase. Without this $14 million in purchased deposits, deposits at June 30, 1998 would have been 19.7% higher than at June 30, 1997.

     Partially offsetting the incremental net interest income earned on the loan and deposit growth was a reduction in the Company's net interest margin caused by a flatter yield curve and a highly competitive pricing environment. The Company's tax-equivalent net interest margin for the second quarter of 1998 decreased 46 basis points to 5.30% from the 5.76% margin realized in the second quarter of 1997, while the net interest margin for the first half of 1998 was 28 basis points lower than for the first half of 1997 (5.42% vs. 5.70%). The decrease in the Company's net interest margin was a result of lower yields on interest earning assets, as well as a higher cost of funds. The following table presents average rates earned/paid by the Company for the second quarter of 1998 compared to the second quarter of 1997:

                                                               For the three    For the three
                                                               months ended      months ended
                                                               June 30, 1998    June 30, 1997
                                                               -------------    -------------
          Yield on loans                                           9.35%            9.79%
          Yield on taxable securities                              6.40%            6.64%
          Yield on non-taxable securities (tax equivalent)         8.71%            8.90 %
          Yield on other interest earning assets,
             primarily overnight funds                             5.53%            6.25%
          Yield on all interest earning assets                     8.81%            9.08%

          Weighted average rate on savings, NOW,
             and money market deposits                             2.37%            2.25%
          Rate on time deposits (greater than) $100,000            5.88%            5.73%
          Rate on other time deposits                              5.37%            5.26%
          Rate on short-term borrowings                             n/a             5.90%
          Rate on all interest bearing liabilities                 4.21%            3.99%

          Interest rate spread                                     4.60%            5.09%

     Also partially offsetting the effect of the increase in net interest income on net income was an increase in the provision for loan losses recorded by the Company, which was higher in 1998 for both the three and six month periods ended June 30, 1998 than it was for the comparable periods of 1997. The $210,000 provision for loan losses for the second quarter of 1998 was 68.0% higher than the $125,000 recorded in the second quarter of 1997. The $490,000 provision for loan losses for the six months ended June 30, 1998 was 145.0% higher than the $200,000 recorded in the six months ended June 30, 1997. The increase in the provision for loan losses was primarily in response to the higher loan growth experienced by the Company in 1998 compared to 1997, and not credit quality concerns. Loans grew by $48.2 million in the first half of 1998 compared to $24.2 million for the first half of 1997, while credit quality ratios at June 30, 1998 are improved compared to June 30, 1997 (see discussion below). Provisions for loan losses are based on management's evaluation of the loan portfolio, as discussed under "Summary of Loan Loss Experience" below.

     Noninterest income increased $75,000, or 7.4%, to $1,083,000 in the second quarter of 1998 from $1,008,000 for the second quarter of 1997. Noninterest income for the first half of 1998 increased $53,000, or 2.6%, to $2,126,000 compared to $2,073,000 for the first half of 1997. The increases in noninterest income in 1998 were primarily a result of increases in fees collected on presold mortgage originations and ATM surcharges on non-customer transactions, largely offset by the absence of data processing revenue that the Company earned in 1997 from its lone third-party data processing customer that was acquired by another financial institution and thus terminated its contract with the Company in the third quarter of 1997. Fees collected on presold mortgage originations increased by $92,000 to $229,000 for the first half of 1998 as a result of heavy mortgage loan origination volume. The Company began assessing a surcharge on non-customer ATM transactions in March 1998. This income amounted to $57,000 for the six months ended June 30, 1998. The Company earned $142,000 in the first six months of 1997 from the aforementioned data processing client that was not replaced in 1998.

      Noninterest expenses increased by $386,000, or 11.0%, from $3,506,000 to $3,892,000, for the second quarter of 1998 compared to the second quarter of 1997. Noninterest expenses for the first half of 1998 increased $672,000, or 9.6%, over the first half of 1997. The increases for both periods are due primarily to the Company's growth in its branch network, which has grown from 30 to 34 branches since January 1, 1997, as well as its customer base and the corresponding expenses necessary to process, manage and service the Company's 33% increase in loans and 24% increase in deposits. Personnel expense, the single largest component of noninterest expense, increased 11.3% and 12.8% for the three and six month periods ended June 30, 1998, respectively, compared to the same periods of 1997. These increases were due to additional employees associated with the Company's growth as well as normal wage increases for substantially all Company employees that occurred in January 1998.

      Income taxes increased $129,000, or 20.8%, for the second quarter of 1998 over the second quarter of 1997. This reflects an effective tax rate of 35.0% for the second quarter of 1998 compared to 33.4% for the second quarter of 1997. The effect tax rate for the six months ended June 30, 1998 was 34.6% compared to 32.6% for the same six months of 1997. The increase in the effective tax rate was due to the Company deriving a smaller percentage of its earnings from tax-exempt securities.

FINANCIAL CONDITION

     The Company's total assets were $438.8 million at June 30, 1998, an increase of $81.0 million, or 22.6%, from the $357.8 million at June 30, 1997. Interest-earning assets increased by 24.7%, from $326.6 million to $407.4 million, compared to June 30, 1997. Loans, the primary interest-earning asset, increased by $81.5 million, or 33.0% during this same period. Deposits increased $76.8 million, or 24.1% to support the asset growth, of which approximately $14 million was acquired in the Company's November 1997 branch purchase in Lillington. The increases in deposits occurred in all significant categories with noninterest bearing demand deposits increasing by $8.3 million, or 17.2%, savings, NOW and money market accounts increasing by $18.6 million, or 15.5%, time deposits of $100,000 or more increasing by $21.8 million, or 64.9%, and other time deposits increasing by $28.2 million, or 23.9%. The 64.9% increase in time deposits of $100,000 or more was due to the Company more aggressively pricing these deposits to provide funding for the strong loan growth experienced. The Company has not traditionally engaged in obtaining deposits through brokers and had no such deposits during 1997 or 1998. Since December 31, 1997, the Company has experienced increases of 10.4%, 9.0%, and 9.5% in earning assets, total assets and deposits, respectively.

NONPERFORMING ASSETS

      Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and foreclosed, repossessed and idled properties. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                                June 30,     December 31,    June 30,
              ($ in thousands)                                    1998          1997           1997
              ----------------                                    ----          ----           ----
              Nonperforming loans:
                  Nonaccrual loans ...................        $     346           957           678
                  Restructured loans .................              253           326           293
                                                              ---------           ---           ---
              Total nonperforming loans ..............              599         1,283           971
              Foreclosed, repossessed, and idled
                 properties (included in other assets)              581           560           407
                                                              ---------           ---           ---

              Total nonperforming assets .............        $   1,180         1,843         1,378
                                                              =========         =====         =====

              Nonperforming loans to total loans .....             0.18%         0.46%         0.39%
              Allowance for loan losses to
                  nonperforming loans ................           861.44%       372.49%       489.70%
              Nonperforming assets as a percentage of
                  loans and foreclosed, repossessed,
                  and idled properties ...............             0.36%         0.66%         0.56%
              Nonperforming assets to total assets ...             0.27%         0.46%         0.39%
              Allowance for loan losses to total loans             1.57%         1.70%         1.92%

    Management has reviewed the collateral for the nonperforming assets, including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

    A loan is placed on nonaccrual status when, in management's judgment, the collection of principal or interest appears doubtful. While a loan is on nonaccrual status, the Company's policy is that all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off. Further cash receipts are recorded as interest income to the extent that any interest has been foregone. The accrual of interest is discontinued on all loans that become 90 days past due with respect to principal or interest. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms.

    Nonperforming loans are defined as nonaccrual loans and restructured loans. As of June 30, 1998, December 31, 1997 and June 30, 1997, nonperforming loans were approximately 0.18%, 0.46%, and 0.39%, respectively, of the total loans outstanding at such dates. Nonaccrual loans as of June 30, 1998 decreased $332,000, or 49.0%, from June 30, 1997 to approximately $346,000 and are lower by approximately $611,000, or 63.8%, since year-end. The decrease in nonaccrual loans at June 30, 1998 as compared to December 31, 1997 is primarily attributable to generally improved loan quality, as well as the full payout of a nonaccrual relationship totaling $230,000, and the determination that another relationship totaling $175,000 met the Company's criteria to be placed back on accruing status. The increase in nonaccrual loans when comparing December 31, 1997 to June 30, 1997 is primarily attributable to the aforementioned $230,000 relationship that was placed on nonaccrual status in the fourth quarter of 1997 (and paid out in the first quarter of 1998). As of June 30, 1998, the borrower with the largest nonaccrual loan owed a balance of $68,000 while the average nonaccrual loan balance was approximately $20,000. If the nonaccrual loans and restructured loans as of June 30, 1998 and 1997 had been current in accordance with their original terms and had been outstanding throughout the six month periods (or since origination or acquisition if held for part of the six month periods), gross interest income in the amounts of approximately $17,000 and $33,000 for nonaccrual loans and $13,000 and $14,000 for restructured loans would have been recorded for the six months ended June 30, 1998 and 1997, respectively. Interest income on such loans that was actually collected and included in net income in the six months ended June 30, 1998 and 1997 amounted to approximately $3,000 and $9,000, respectively, for nonaccrual loans and $14,000 and $10,000, respectively, for restructured loans.

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

    At June 30, 1998, December 31, 1997, and June 30, 1997 the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $29,000, $398,000, and $223,000, respectively, all of which were on a nonaccrual basis. The changes in the level of impaired loans at the respective period ends is primarily due to the $230,000 loan mentioned above that became impaired in the fourth quarter of 1997 and was paid out in the first quarter of 1998. The related allowance for loan losses for these impaired loans as determined in accordance with SFAS No. 114 was $4,000, $60,000, and $63,000, respectively.

There were no impaired loans for which there was no related allowance determined in accordance with the statement. The average recorded investments in impaired loans during the six month period ended June 30, 1998, the year ended December 31, 1997, and the six months ended June 30, 1997 were approximately $174,000, $654,000, and $786,000, respectively. For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

     In addition to the nonperforming loan amounts discussed above, management believes that an estimated $1,000,000-$1,200,000 of loans that are currently performing in accordance with their contractual terms may potentially develop problems, depending upon the particular financial situations of the borrowers and economic conditions in general. These loans were considered in determining the appropriate level of the allowance for loan losses. See "Summary of Loan Loss Experience" below. Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in the problem loan amounts above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

      As of June 30, 1998, December 31, 1997 and June 30, 1997, the Company owned foreclosed, repossessed, and idled assets totaling approximately $581,000, $560,000, and $407,000, respectively, which consisted principally of several parcels of foreclosed real estate. The Company's management reviewed recent appraisals of these properties and believes that their fair values, less estimated costs to sell, exceed their respective carrying values as of the periods presented.

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

    Based on management's evaluation of the loan portfolio and economic conditions, a provision for loan losses of $210,000 was added to the allowance for loan losses during the three months ended June 30, 1998. The $210,000 provision for loan losses was 68.0% higher than the $125,000 recorded in the second quarter of 1997. The $490,000 provision for loan losses for the six months ended June 30, 1998 was 145.0% higher than the $200,000 recorded in the six months ended June 30, 1997. The increase in the provision for loan losses was primarily in response to the higher loan growth experienced by the Company in 1998 compared to 1997, and not credit quality concerns. Loans grew by $48.2 million in the first half of 1998 compared to $24.2 million for the first half of 1997, while credit quality ratios at June 30, 1998 were improved compared to June 30, 1997. At June 30, 1998, the allowance stood at $5,160,000, compared to $4,779,000 at December 31, 1997 and $4,755,000 at June 30, 1997. At June 30,
1998, the allowance for loan losses was approximately 861% of total nonperforming loans, compared to corresponding percentages of 372% at December 31, 1997 and 490% at June 30, 1997.

      The allowance for loan losses was 1.57%, 1.70% and 1.92% of total loans as of June 30, 1998, December 31, 1997 and June 30, 1997, respectively. The allowance for loan losses as a percentage of total loans has been gradually decreasing since its high of 2.81% at September 30, 1994. The September 30, 1994 high of 2.81% was an increase from the 1.79% ratio at June 30, 1994 due primarily to an addition to the allowance of $2.5 million that was recorded in the third quarter of 1994 in connection with a corporate acquisition in which a higher risk loan portfolio was assumed. The general decrease in the ratio of allowance for loan losses to total loans since then has been largely due to charge-offs associated with that portfolio, as well as generally improved overall loan quality. Management believes the reserve levels are adequate to cover possible loan losses on the loans outstanding as of each reporting date. It must be emphasized, however, that the determination of the reserve using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for loan losses and losses on other real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available at the time of such examinations.

For the periods indicated, the following table summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance for loan losses arising from charge-offs and recoveries by category, and additions to the allowance for loan losses that have been charged to expense.

                                                          Six Months            Year            Six Months
                                                             Ended              Ended              Ended
                                                           June 30,            Dec 31,           June 30,
($ in thousands)                                             1998               1997               1997
-------------------------------------------------------------------------------------------------------
Loans outstanding at period end                       $     328,743           280,513              247,220
                                                       ===================================================

Average loans outstanding during period               $     306,749           245,596              229,095
                                                       ===================================================

Allowance for loan losses at
   beginning of period                                $       4,779             4,726                4,726

Loans charged off:
   Commercial, financial and agricultural                       (27)              (61)                 (15)
   Real estate - mortgage                                       (44)             (449)                (199)
   Installment loans to individuals                            (117)             (311)                (153)
                                                       ----------------------------------------------------
     Total charge-offs                                         (188)             (821)                (367)
                                                       ----------------------------------------------------

Recoveries of loans previously charged-off:
   Commercial, financial and agricultural                        13                89                   70
   Real estate - mortgage                                         4                38                   20
   Installment loans to individuals                              62               141                   94
   Other                                                         -                 31                   12
                                                       ---------------------------------------------------
     Total recoveries                                            79               299                  196
                                                       ---------------------------------------------------

Net charge-offs                                                (109)             (522)                (171)

Additions to the allowance charged to expense                   490               575                  200
                                                       ---------------------------------------------------

Allowance for loan losses at
   end of period                                      $       5,160             4,779                4,755
                                                       ===================================================

Ratios:
   Annualized net charge-offs to average
     loans during period                                      0.07%             0.21%                0.15%
   Allowance for loan losses to
     loans at end of period                                   1.57%             1.70%                1.92%
   Allowance for loan losses as a multiple
     of annualized net charge-offs                           23.48x             9.16x               13.78x
   Provision for loan losses as a percent
     of net charge-offs                                     449.54%           110.15%              116.96%
   Recoveries of loans previously charged-
     off as a percent of loans charged-off                   42.02%            36.42%               53.41%

  Based on the results of the aforementioned loan analysis and grading program and management's evaluation of the allowance for loan losses at June 30, 1998, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 1997.

LIQUIDITY

      The Company's liquidity is determined by its ability to convert assets to cash or acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. The Company's primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments. In addition, the Company (through its bank subsidiary) has the ability, on a short-term basis, to purchase federal funds from other financial institutions and has an available line of credit with the Federal Home Loan Bank in place that can provide short or long term financing. The Company has not traditionally had to rely on these sources of credit as a source of liquidity. The Company has experienced an increase in its loan to deposit ratio (83.1% at June 30, 1998 compared to 77.5% a year earlier) as a result of the significant loan growth experience by the Company that has decreased the Company's liquidity means. To ensure satisfactory liquidity, the Company increased its available line of credit with the Federal Home Loan Bank of Atlanta to $50 million from the $36 million available line previously in place during the second quarter of 1998. Through June 30, 1998, the Company had not drawn on this line of credit, nor has the $10 million in available federal funds line of credit been utilized. The Company's management believes its liquidity sources are at an acceptable level and remain adequate to meet its operating needs.

CAPITAL RESOURCES

      The Company is required by its own policies and by applicable federal regulations to maintain certain capital levels. The Company's ratio of stated capital to total assets exceeded 8% as of June 30, 1998 and 1997, and December 31, 1997. In an effort to achieve a measurement of capital adequacy that is sensitive to the individual risk profiles of financial institutions, the various financial institution regulators have minimum capital guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to the financial institution's relative level of those capital components and the level of risk associated with various types of assets of that financial institution. The guidelines call for minimum adjusted total capital of 8% of risk-adjusted assets. As of June 30, 1998, the Company's total risk-based capital ratio was 11.25%.

      In addition to the risk-based capital requirements described above, the Company is subject to a leverage capital requirement, which calls for a minimum ratio of leverage capital, as defined in the regulations, to quarterly average total assets of 3-5%. As of June 30, 1998, the Company's leverage capital ratio was 7.55%.

      The Company is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.

      As of June 30, 1998, December 31, 1997 and June 30, 1997, the Company was in compliance with all existing regulatory capital requirements, as summarized in the following table:

                                                                   June 30,          Dec 31,         June 30,
($ in thousands)                                                     1998             1997             1997
-----------------------------------------------------------------------------------------------------------
Tier I capital:
     Total stated shareholders' equity                        $     38,511            36,765          34,751
     Less:   Intangible assets                                       6,159             6,487           5,319
             Unrealized gain (loss)
                on securities available for
                sale, net of income taxes                              142               186              84
                                                               ---------------------------------------------
Total Tier I leverage capital                                       32,210            30,092          29,348

Tier II capital:
     Allowable allowance for loan losses                             3,968             3,466           3,065
                                                               ---------------------------------------------

Total capital                                                 $     36,178            33,558          32,413
                                                               =============================================

Risk-adjusted assets                                          $    323,779           283,924         250,565
Tier I risk-adjusted assets (includes Tier I
     capital adjustments)                                          317,478           277,251         245,162
Tier II risk adjusted assets (includes Tiers I
     and II capital adjustments)                                   321,446           280,717         248,227
Quarterly average total assets                                     433,047           386,291         350,746
Adjusted quarterly average total assets
     (includes Tier I capital adjustments)                         426,746           379,618         345,343

Risk-based capital ratios:
     Tier I capital                                                 10.15%            10.85%          11.97%
     Minimum required Tier I capital                                 4.00%             4.00%           4.00%
     Total risk-based capital                                       11.25%            11.95%          13.06%
     Minimum required total risk-based capital                       8.00%             8.00%           8.00%
Leverage capital ratios:
     Tier I leverage capital ratio                                   7.55%             7.93%           8.50%
     Minimum required Tier I leverage capital                      3-5.00%           3-5.00%         3-5.00%


  UPDATE ON YEAR 2000

     The Company recognizes and is addressing the potentially severe implications of the "Year 2000 Issue." The "Year 2000 Issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations as the Year 2000 approaches. This issue is caused by the fact that many of the world's existing computer programs use only two digits to identify the year in the date field of a program. These programs were designed and developed without considering the impact of the upcoming change in the century and could experience serious malfunctions when the last two digits of the year change to "00" as a result of identifying a year designated "00" as the year 1900 rather than the year 2000. This misidentification could prevent the Company from being able to engage in normal business operations, including, among other things, miscalculating interest accruals and the inability to process customer transactions. Because of the potentially serious ramifications of the Year 2000 Issue, the Company is taking the Year 2000 Issue very seriously.

     The Company's Technology Committee, which is comprised of a cross-section of the Company's employees, is leading the Company's Year 2000 efforts and involving all employees of the Company in ensuring that the Company is properly prepared for the Year 2000. The Company's Board of Directors has approved a plan submitted by the Technology Committee that was developed in accordance with guidelines set forth by the Federal Financial Institutions Examination Council. This plan has three primary phases related to internal Year 2000 compliance.

     The first phase of the Company's efforts to address the Year 2000 Issue was to inventory all known Company processes that could reasonably be expected to be impacted by the Year 2000 Issue and their related vendors, if applicable. This inventory of processes and vendors included not only typical computer processes such as the Company's transaction applications systems, but all known processes that could be impacted by micro-chip malfunctions. These include but are not limited to the Company's alarm system, phone system, check ordering process, and ATM network. This phase is complete, although it is periodically updated as necessary.

     The Company's second phase in addressing the Year 2000 Issue was to contact all third party vendors, request documentation regarding their Year 2000 compliance efforts, and analyze the responses. This was a significant phase because the Company does not perform in-house programming, and thus is dependent on external vendors to ensure and modify, if necessary, the hardware, software, or service it provides to the Company to be Year 2000 compliant This phase is now virtually complete and the Company is currently following up on any issues or concerns identified in the responses received, as necessary.

     The next phase for the Company under the plan is to complete a comprehensive testing of all known processes. Initially, processes are to be tested on a stand-alone basis and then the testing will involve multiple interfacing processes. Testing of the Company's processes has begun and is scheduled to be substantially complete by the end of 1998. Management plans for any corrective actions to be implemented to ensure that the Company is fully prepared for the Year 2000 by the end of the first quarter of 1999. The most significant phase of testing is the testing of the Company's core software applications. Upgrades of the core software applications currently used by the Company were received from the software vendor in June 1998 and were represented to be Year 2000 compliant by the vendor. These applications were successfully loaded onto the Company's hardware system in early July 1998 and Year 2000 testing is scheduled for late in the third quarter of 1998.

     Another part of the Company's Year 2000 plan is to assess the Year 2000 readiness of its significant borrowers and depositers. Through the use of questionnaire's and personal contacts, the Company is in the process of assessing the Year 2000 readiness of significant borrowers and depositers of the Company. Customers who the Company has Year 2000 concerns about are being counseled on the Year 2000 Issue, urged to take action, and placed on an internal watch list that will be updated on a quarterly basis and reviewed and monitored by the Company for any potential effects on the Company. The initial list of these customers is scheduled to be completed late in the third quarter of 1998. Prospective new loan customers are also assessed for Year 2000 compliance as a part of the underwriting process of significant loans.

     The Company had previously estimated a range of total costs to address the Year 2000 Issue to be from $100,000 to $150,000. During the second quarter of 1998, management determined that the estimated cost to modify the Company's automated teller machines (ATMs) would be higher than originally projected. As a result, the Company now projects the total costs to address the Year 2000 Issue to be from $175,000 to $200,000. Other than the estimated cost to make the Company's ATMs Year 2000 compliant, the Company has not identified any processes that will require significant expenditures to address the Year 2000 Issue. The majority of these costs are expected to be incurred and expensed by the Company during the fourth quarter of 1998 or the first quarter of 1999. Year 2000 project costs during the three and six month periods ended June 30, 1998 were less than $10,000. Funding of the Year 2000 project costs will come from normal operating cash flow, however the expenses associated with the Year 2000 Issue will directly reduce otherwise reported net income for the Company.

     Management of the Company believes that the potential effects on the Company's internal operations of the Year 2000 Issue can and will be addressed prior to the Year 2000. However, if required modifications or conversions are not made or are not completed on a timely basis prior to the Year 2000, the Year 2000 Issue could disrupt normal business operations. The most reasonably likely worst case Year 2000 scenarios foreseeable at this time would include the Company temporarily not being able to process, in some combination, various types of customer transactions. This could affect the ability of the Company to, among other things, originate new loans, post loan payments, accept deposits or allow immediate withdrawals, and, depending on the amount of time such a scenario lasted, could have a material adverse effect on the Company. Because of the serious implications of these scenarios, the primary emphasis of the Company's Year 2000 efforts is to correct, with complete replacement if necessary, any systems or processes whose Year 2000 test results are not satisfactory prior to the Year 2000. Nevertheless, should one of the most reasonably likely worst case scenarios occur in the Year 2000, the Company is also in the process of formalizing a contingency plan that would allow for limited transactions, including the ability to make certain deposit withdrawals, until the Year 2000 problems are fixed.

     The costs of the Year 2000 project and the date on which the Company plans to complete Year 2000 compliance are based on management's best estimates, which were derived using numerous assumptions of future events such as the availability of certain resources (including internal and external resources), third party vendor plans and other factors. However, there can be no guarantee that these estimates will be achieved at the cost disclosed or within the time frame indicated, and actual results could differ materially from these plans. Factors that might affect the timely and efficient completion of the Company's Year 2000 project include, but are not limited to, vendors' abilities to adequately correct or convert software and the effect on the Company's ability to test its systems, the availability and cost of personnel trained in the Year 2000 area, the ability to identify and correct all relevant computer programs and similar uncertainties.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

     Net interest income is the Company's most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, the Company's level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earnings assets and interest-bearing liabilities. It is the Company's policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. The Company's exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of "shock" interest rates. Over the years, the Company has been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past ten fiscal years the net interest margin has not varied by more than 25 basis points in any single fiscal year and the lowest net interest margin realized over that same period is within 60 basis points of the highest. While the Company can not guarantee similar stability in the net interest margin in the future, at this time management does not expect significant fluctuations. The Company has experienced a decrease in its net interest margin during 1998 - see additional discussion in the "Components of Earnings" section above.

     As of June 30, 1998, the Company had approximately $92 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at June 30, 1998 subject to interest rate changes within one year are deposits totaling $138.0 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators. Thus, the Company believes that near term net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates. As of June 30, 1998, approximately 88% of interest-earning assets could be repriced within five years and substantially all interest-bearing liabilities could be repriced within five years.

     The Company has no market risk sensitive instruments held for trading purposes, nor does it maintain any foreign currency positions. The expected maturities and fair values of the Company's market risk sensitive financial instruments are substantially the same, on a proportionate basis, as they were at December 31, 1997. See the Form 10-K for the year ended December 31, 1997 for additional information.

FORWARD LOOKING STATEMENTS

    The foregoing discussion contains statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," or other statements concerning opinions or judgment of the Company and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers, actions of government regulators, the level of market interest rates, and general economic conditions.

Part II.  Other Information

Item 4 - Submission of Matters to a Vote of Shareholders

      The following proposals were considered and acted upon at the annual meeting of shareholders of the Company held on April 30, 1998:

           Proposal 1
           A  proposal  to fix the number of  directors  to be elected at eleven
          (11).

          For   2,569,151     Against         15,054    Abstain         10,920
               ----------                 ----------               -----------

           Proposal 2
           A proposal to elect the following eleven (11) nominees to the board of directors to serve until the 1999 annual meeting of shareholders, or until their successors are elected and qualified.

                                                      Voted            Withheld
                                                       For            Authority
             Jack D. Briggs                         2,591,095            4,030
             David L. Burns                         2,591,095            4,030
             Jesse S. Capel                         2,591,095            4,030
             James H. Garner                        2,591,095            4,030
             George R. Perkins, Jr.                 2,590,963            4,162
             G. T. Rabe, Jr.                        2,591,095            4,030
             Edward T. Taws                         2,591,095            4,030
             Frederick H. Taylor                    2,591,095            4,030
             Goldie H. Wallace                      2,591,095            4,030
             A. Jordan Washburn                     2,591,095            4,030
             John C. Willis                         2,591,095            4,030

           Proposal 3
           A proposal to amend the Company's Articles of Incorporation to provide for cumulative voting in the election of directors.

           For   2,202,283    Against      104,181      Abstain         46,614
                ----------             -----------                 -----------

           Proposal 4
           A proposal to ratify the appointment of KPMG Peat Marwick LLP as the independent auditors of the Company for the current fiscal year.

           For   2,589,202    Against        3,120      Abstain          2,803
                ----------             -----------                 -----------


Item 5 - Other Information

    The bylaws of the Company establish an advance notice procedure for shareholder proposals to be brought before a meeting of shareholders of the Company. Subject to any other applicable requirements, only such business may be conducted at a meeting of the shareholders as has been brought before the meeting by, or at the direction of, the Board of Directors or by a shareholder who has given to the Secretary of the Company timely written notice, in proper form, of the shareholder's intention to bring that business before the meeting. The presiding officer at such meeting has the authority to make such determinations.

    To be timely, notice of other business to be brought before any meeting must generally be received by the Secretary of the Company within 60 to 90 days in advance of the shareholders' meeting. The notice of any shareholder proposal must set forth the various information required under the bylaws. The person submitting the notice must provide, among other things, the name and address under which such Shareholder appears on the Company's books and the class and number of shares of the Company's capital stock that are beneficially owned by such Shareholder. Any shareholder desiring a copy of the Company's bylaws will be furnished one without charge upon written request to the Secretary of the Company at the Company's headquarters.


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

10.f First Bancorp Employees' Pension Plan, as amended on August 16, 1994, was filed as Exhibit 10(g) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference. (*)

10.g First Bancorp Senior Management Supplemental Executive Retirement Plan dated May 31, 1993, was filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and is incorporated herein by reference. (*)

10.h First Bancorp Senior Management Split-Dollar Life Insurance Agreements between the Company and the Executive Officers, as amended on December 22, 1994, was filed as Exhibit 10(i) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference. (*)

10.i First Bancorp 1994 Stock Option Plan was filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994, and is incorporated herein by reference. (*)

10.j Severance Agreement between the Company and Patrick A. Meisky dated December 29, 1995 was filed as Exhibit 10(o) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and is incorporated by reference. (*)

10.k Amendment to the First Bancorp Savings Plus and Profit Sharing Plan (401(k) savings incentive plan and trust), dated December 17, 1996, was filed as Exhibit 10(m) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and is incorporated herein by reference. (*)

27.1 Financial Data Schedules pursuant to Article 9 of Regulation S-X for the six months ended June 30, 1998.

27.2 Financial Data Schedule pursuant to Article 9 of Regulation S-X for the three months ended March 31, 1998 - Amended

27.3 Financial Data Schedule pursuant to Article 9 of Regulation S-X for the year ended December 31, 1997 - Amended

27.4 Financial Data Schedule pursuant to Article 9 of Regulation S-X for the nine months ended September 30, 1997 - Amended and Restated

27.5 Financial Data Schedule pursuant to Article 9 of Regulation S-X for the six months ended June 30, 1997 - Amended and Restated

27.6 Financial Data Schedule pursuant to Article 9 of Regulation S-X for the three months ended March 31, 1997- Amended and Restated

27.7 Financial Data Schedule pursuant to Article 9 of Regulation S-X for the year ended December 31, 1996 - Amended and Restated

27.8 Financial Data Schedule pursuant to Article 9 of Regulation S-X for the nine months ended September 30, 1996 - Amended and Restated

27.9 Financial Data Schedule pursuant to Article 9 of Regulation S-X for the six months ended June 30, 1996 - Amended and Restated

27.10 Financial Data Schedule pursuant to Article 9 of Regulation S-X for the three months ended March 31, 1996- Amended and Restated

27.11 Financial Data Schedule pursuant to Article 9 of Regulation S-X for the year ended December 31, 1995 - Amended and Restated

(b) There were no reports filed on Form 8-K during the quarter ended June 30, 1998.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  FIRST BANCORP


          August 12, 1998                         BY:   James H. Garner
                                                        ---------------
                                                        James H. Garner
                                                            President
                                                  (Principal Executive Officer),
                                                     Treasurer and Director


          August 12, 1998                         BY:   Anna G. Hollers
                                                        ---------------
                                                        Anna G. Hollers
                                                    Executive Vice President
                                                          and Secretary


          August 12, 1998                         BY:   Eric P. Credle
                                                        --------------
                                                        Eric P. Credle
                                                         Vice President
                                                  and Chief Financial Officer

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

     10.h      First Bancorp Senior Management Split-Dollar Life Insurance Agreements between
               the Company and the Executive Officers                                                             *

     10.i      First Bancorp 1994 Stock Option Plan                                                               *

     10.j      Severance Agreement between the Company and Patrick A. Meisky                                      *

     10.k      Amendment to the First Bancorp Savings Plus and Profit Sharing Plan (401(k)
               savings incentive plan and trust)                                                                  *

     27.1      Financial Data Schedule pursuant to Article 9 of Regulation S-X for the six months ended June 30, 1998

     27.2      Financial Data Schedule pursuant to Article 9 of Regulation S-X for the three months ended March 31, 1998 - Amended

     27.3      Financial Data Schedule pursuant to Article 9 of Regulation S-X for the year ended December 31, 1997 - Amended

     27.4      Financial Data Schedule pursuant to Article 9 of Regulation S-X for the nine months ended September 30, 1997 - Amended and Restated

     27.5 Financial Data Schedule pursuant to Article 9 of Regulation S-X for the six months ended June 30, 1997 - Amended and Restated 35



     27.6 Financial Data Schedule pursuant to Article 9 of Regulation S-X for the three months ended March 31, 1997- Amended and Restated

     27.7      Financial Data Schedule pursuant to Article 9 of Regulation S-X for the year ended December 31, 1996 - Amended and Restated

     27.8      Financial Data Schedule pursuant to Article 9 of Regulation S-X for the nine months ended September 30, 1996 - Amended and Restated

     27.9 Financial Data Schedule pursuant to Article 9 of Regulation S-X for the six months ended June 30, 1996 - Amended and Restated

     27.10 Financial Data Schedule pursuant to Article 9 of Regulation S-X for the three months ended March 31, 1996- Amended and Restated

     27.11     Financial Data Schedule pursuant to Article 9 of Regulation S-X for the year ended December 31, 1995 - Amended and Restated

               * Incorporated herein by reference.