Form 10-Q
period 1998-09-30
FIRST BANCORP /NC/
filed 1998-11-16
CIK 811589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                            -------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 1998


                         Commission File Number 0-15572


                                  FIRST BANCORP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           North Carolina                                 56-1421916
           --------------                                 ----------
   (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                      Identification Number)


     341 North Main Street, Troy, North Carolina            27371-0508
     -------------------------------------------            ----------
      (Address of Principal Executive Offices)             (Zip Code)

 (Registrant's telephone number, including area code)        (910) 576-6171
                                                             --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [ X ] YES [   ] NO



       As of September 30, 1998, 3,021,470 shares of the registrant's Common Stock, $5 par value, were outstanding. The registrant had no other classes of securities outstanding.



EXHIBIT INDEX BEGINS ON PAGE 28

                                      INDEX
                         FIRST BANCORP AND SUBSIDIARIES


                                                                         Page

Part I.  Financial Information

Item 1 - Financial Statements

   CONSOLIDATED BALANCE SHEETS -
   September 30, 1998  and 1997
   (With Comparative Amounts at December 31, 1997)                        3

   CONSOLIDATED STATEMENTS OF INCOME -
   For the Periods Ended September 30, 1998 and 1997                      4

   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME -
   For the Periods Ended September 30, 1998 and 1997                      5

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY -
   For the Periods Ended September 30, 1998 and 1997                      6

   CONSOLIDATED STATEMENTS OF CASH FLOWS -
   For the Periods Ended September 30, 1998 and 1997                      7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                8

 Item 2 - Management's Discussion and Analysis of Consolidated
          Results of Operations and Financial Condition                  11

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk     22


 Part II.  Other Information

 Item 5 - Other Information                                              25

 Item 6 - Exhibits and Reports on Form 8-K                               25

 Signatures                                                              27

 Exhibit Cross Reference Index                                           28

Part I.  Financial Information
Item 1 - Financial Statements

                                  First Bancorp and Subsidiaries
                                    Consolidated Balance Sheets


                                                        September 30,   December 31,   September 30,
($ in thousands-unaudited)                                  1998           1997            1997
                                                         ---------        -------        -------
ASSETS
Cash & due from banks, noninterest-bearing .........     $  17,418         17,664         14,643
Due from banks, interest-bearing ...................        21,269         13,081             27
Federal funds sold .................................        11,707          2,896          3,090
                                                         ---------        -------        -------
     Total cash and cash equivalents ...............        50,394         33,641         17,760
                                                         ---------        -------        -------
Securities available for sale (costs of $39,171,
     $49,995, and $52,922) .........................        39,535         50,277         53,193

Securities held to maturity (fair values of $19,375,
     $21,512, and $21,376) .........................        18,589         20,856         20,814

Presold mortgages in process of settlement .........         1,495          1,330          1,258

Loans ..............................................       345,295        280,513        260,699
   Less:  Allowance for loan losses ................        (5,391)        (4,779)        (4,728)
                                                         ---------        -------        -------
   Net loans .......................................       339,904        275,734        255,971
                                                         ---------        -------        -------
Premises and equipment .............................         8,832          8,839          8,457
Accrued interest receivable ........................         2,980          2,866          2,744
Intangible assets ..................................         5,995          6,487          5,192
Other ..............................................         2,813          2,639          2,694
                                                         ---------        -------        -------
        Total assets ...............................     $ 470,537        402,669        368,083
                                                         =========        =======        =======
LIABILITIES
Deposits: Demand - noninterest-bearing..............     $  58,337         50,921         46,836
          Savings, NOW, and money market ...........       148,535        135,805        124,349
          Time deposits of $100,000 or more ........        54,613         40,200         35,484
          Other time deposits ......................       151,015        134,298        120,781
                                                         ---------        -------        -------
          Total deposits ...........................       412,500        361,224        327,450
Short-term borrowings ..............................        13,000            --             --
Accrued interest payable ...........................         3,003          2,299          2,047
Other liabilities ..................................         2,401          2,381          2,859
                                                         ---------        -------        -------
     Total liabilities .............................       430,904        365,904        332,356
                                                         ---------        -------        -------

                                  First Bancorp and Subsidiaries
                                    Consolidated Balance Sheets
                                            (continued)


                                                        September 30,   December 31,   September 30,
($ in thousands-unaudited)                                  1998           1997            1997
                                                         ---------        -------        -------
SHAREHOLDERS' EQUITY
Common stock, $5 par value per share
     Authorized: 12,500,000 shares
     Issued and outstanding: 3,021,470,
        3,020,370, and 3,016,370 shares ............        15,107         15,102         15,082
Capital surplus ....................................         3,869          3,861          3,831
Retained earnings ..................................        20,435         17,616         16,629
Accumulated other comprehensive income .............           222            186            185
                                                         ---------        -------        -------
     Total shareholders' equity ....................        39,633         36,765         35,727
                                                         ---------        -------        -------
          Total liabilities and shareholders' equity     $ 470,537        402,669        368,083
                                                         =========        =======        =======

See notes to consolidated financial statements.

                                           First Bancorp and Subsidiaries
                                         Consolidated Statements of Income

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
                                                    ----------------------------      ----------------------------
($ in thousands, except per share data-unaudited)      1998                1997           1998             1997
                                                    -----------        ---------      -----------        ---------
 INTEREST INCOME
Interest and fees on loans ....................     $     7,882            6,196      $    22,252           17,244
Interest on investment securities:
     Taxable interest income ..................             663              916            2,159            2,763
     Tax-exempt interest income ...............             246              283              788              902
Other, principally overnight investments ......             391               78              892              397
                                                    -----------        ---------      -----------        ---------
     Total interest income ....................           9,182            7,473           26,091           21,306
                                                    -----------        ---------      -----------        ---------
 INTEREST EXPENSE
Savings, NOW and money market .................             869              740            2,493            2,019
Time deposits of $100,000 or more .............             869              499            2,236            1,437
Other time deposits ...........................           1,971            1,596            5,741            4,582
Short-term borrowings .........................             106              --               106                3
                                                    -----------        ---------      -----------        ---------
     Total interest expense ...................           3,815            2,835           10,576            8,041
                                                    -----------        ---------      -----------        ---------
Net interest income ...........................           5,367            4,638           15,515           13,265
Provision for loan losses .....................             250              125              740              325
                                                    -----------        ---------      -----------        ---------
Net interest income after provision
   for loan losses ............................           5,117            4,513           14,775           12,940
                                                    -----------        ---------      -----------        ---------
 NONINTEREST INCOME
Service charges on deposit accounts ...........             655              627            1,912            1,854
Commissions from insurance sales ..............              62               69              180              218
Other service charges, commissions and fees ...             390              249            1,144              804
Data processing fees ..........................              --               74               --              216
Loan sale gains ...............................              66               --              213               --
Securities losses .............................              --              (12)              (3)             (12)
                                                    -----------        ---------      -----------        ---------
      Total noninterest income ................           1,173            1,007            3,446            3,080
                                                    -----------        ---------      -----------        ---------

                                           First Bancorp and Subsidiaries
                                         Consolidated Statements of Income
                                                    (continued)

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
                                                    ----------------------------      ----------------------------
($ in thousands, except per share data-unaudited)      1998                1997           1998             1997
                                                    -----------        ---------      -----------        ---------
NONINTEREST EXPENSES
Salaries ......................................           1,864            1,568            5,309            4,606
Employee benefits .............................             416              317            1,191            1,021
                                                    -----------        ---------      -----------        ---------
   Total personnel expense ....................           2,280            1,885            6,500            5,627
Net occupancy expense .........................             270              247              758              715
Equipment related expenses ....................             231              223              666              652
Other operating expenses ......................           1,222            1,246            3,889            3,598
                                                    -----------        ---------      -----------        ---------
     Total noninterest expenses ...............           4,003            3,601           11,813           10,592
                                                    -----------        ---------      -----------        ---------
Income before income taxes ....................           2,287            1,919            6,408            5,428
Income taxes ..................................             805              651            2,230            1,795
                                                    -----------        ---------      -----------        ---------
NET INCOME ....................................     $     1,482            1,268      $     4,178            3,633
                                                    ===========        =========      ===========        =========

 Weighted average common shares
   outstanding - basic ........................       3,020,703        3,016,370        3,020,481        3,016,370
                                                    ===========        =========      ===========        =========

Weighted average common shares
   outstanding - diluted ......................       3,102,419        3,083,770        3,107,419        3,081,836
                                                    ===========        =========      ===========        =========

Earnings per share - basic ....................     $      0.49             0.42      $      1.38             1.20
Earnings per share - diluted ..................            0.48             0.41             1.35             1.17
Cash dividends declared per share .............            0.15             0.13             0.45             0.39

See notes to consolidated financial statements

                               First Bancorp and Subsidiaries
                       Consolidated Statements of Comprehensive Income




                                              Three Months Ended        Nine Months Ended
                                                September 30,               September 30,
                                             --------------------      --------------------
($ in thousands-unaudited)                      1998         1997         1998         1997

Net income .............................     $ 1,482        1,268      $ 4,178        3,633
                                             -------        -----      -------        -----
Other comprehensive income:
   Unrealized gains on securities
     available for sale:
     Unrealized holding gains arising
        during the period, pretax ......         149          133           79           38
          Tax expense ..................         (69)         (40)         (45)          (7)
     Reclassification to realized losses        --             12            3           12

          Tax benefit ..................        --             (4)          (1)          (4)
                                             -------        -----      -------        -----
 Other comprehensive income ............          80          101           36           39
                                             -------        -----      -------        -----

Comprehensive income ...................     $ 1,562        1,369      $ 4,214        3,672
                                             =======        =====      =======        =====

See notes to consolidated financial statements.

                                                   First Bancorp and Subsidiaries
                                           Consolidated Statements of Shareholders' Equity


                                                                                                    Accumulated
                                                    Common Stock                                       Other           Share-
                                                -------------------        Capital      Retained    Comprehensive      holders'
(In thousands, except per share - unaudited)    Shares       Amount        Surplus      Earnings       Income          Equity
--------------------------------------------    ------       ------        -------      --------       ------          ------
Balances, January 1, 1997 ...............        3,016      $ 15,082         3,831       14,173           146          33,232

Net income ..............................                                                 3,633                         3,633
Cash dividends declared ($0.39 per share)                                                (1,177)                       (1,177)
Other comprehensive income ..............                                                                  39              39
                                                 -----      --------         -----       ------           ---          ------
Balances, September 30, 1997 ............        3,016      $ 15,082         3,831       16,629           185          35,727
                                                 =====      ========         =====       ======           ===          ======

Balances, January 1, 1998 ...............        3,020      $ 15,102         3,861       17,616           186          36,765


Net income ..............................                                                 4,178                         4,178
Cash dividends declared ($0.45 per share)                                                (1,359)                       (1,359)
Common stock issued under
     stock option plans .................            1             5             8                                         13
Other comprehensive income ..............                                                                  36              36
                                                 -----      --------         -----       ------           ---          ------

Balances, September 30, 1998 ............        3,021      $ 15,107         3,869       20,435           222          39,633
                                                 =====      ========         =====       ======           ===          ======

                                                      As of       As of
                                                    September    September
                                                     30, 1998    30, 1997
                                                   ----------    ---------
Supplemental disclosure of components of
   Accumulated Other Comprehensive Income:
         Unrealized gain on securities
            available  for sale, pretax              $  364         271
                 Tax expense                           (142)        (86)
                                                     ------         ---
Total Accumulated Other
   Comprehensive Income                              $  222         185
                                                     ======         ===

See notes to consolidated financial statements.

                                     First Bancorp and Subsidiaries
                                 Consolidated Statements of Cash Flows


                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                                ----------------------
($ in thousands-unaudited)                                                        1998           1997
                                                                                --------       -------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ................................................................     $  4,178         3,633
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Provision for loan losses ............................................          740           325
     Net security premium amortization (discount accretion) ...............          138            (8)
     Securities losses ....................................................            3            12
     Loan sale gains ......................................................         (213)         --
     Loan fees and costs deferred, net of amortization ....................           35            25
     Depreciation of premises and equipment ...............................          554           532
     Amortization of intangible assets ....................................          492           406
     Realized and unrealized other real estate losses .....................         --              16
      Provision for deferred income taxes .................................           37           (13)
     Increase in accrued interest receivable ..............................         (114)         (332)
     Decrease in intangible pension asset .................................         --             236
     Decrease (increase) in other assets ..................................         (185)          119
     Increase in accrued interest payable .................................          704           165
     Increase (decrease) in other liabilities .............................          (40)          324
                                                                                --------        ------
     Net cash provided by operating activities ............................        6,329         5,440
                                                                                --------        ------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale ...........................      (18,488)      (28,754)
     Purchases of securities held to maturity .............................         (755)       (1,222)
     Proceeds from sales of securities available for sale .................        1,015         8,361
     Proceeds from maturities/issuer calls of securities available for sale       28,171        21,209
     Proceeds from maturities/issuer calls of securities held to maturity .        3,005         2,710
     Proceeds from sales of loans .........................................        7,060          --
     Net increase in loans ................................................      (71,821)      (38,097)
     Purchases of premises and equipment ..................................         (753)       (1,267)
                                                                                --------        ------
     Net cash used in investing activities ................................      (52,566)      (37,060)
                                                                                --------        ------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits .............................................       51,276        29,589
     Proceeds from short-term borrowings, net .............................       13,000          --
     Cash dividends paid ..................................................       (1,299)       (1,116)
     Proceeds from issuance of common stock ...............................           13          --
                                                                                --------        ------
     Net cash provided by financing activities ............................       62,990        28,473
                                                                                --------        ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................       16,753        (3,147)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................       33,641        20,907
                                                                                --------        ------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................     $ 50,394        17,760
                                                                                ========        ======

                                     First Bancorp and Subsidiaries
                                 Consolidated Statements of Cash Flows


                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                                ----------------------
($ in thousands-unaudited)                                                        1998           1997
                                                                                --------       -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest .............................................................     $  9,872         7,876
     Income taxes .........................................................        2,201         1,700
Non-cash transactions:
     Foreclosed loans transferred to other real estate ....................           29            82
     Increase in fair value of securities available for sale ..............           79            38
     Premises and equipment transferred to other real estate ..............          206          --
     Loans to facilitate sales of other real estate .......................         --              17



See notes to consolidated financial statements.

                         First Bancorp And Subsidiaries
                   Notes To Consolidated Financial Statements



(unaudited)      For the Periods Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 1
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 1998 and 1997 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 1998 and 1997. Reference is made to the Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the consolidated financial statements.

NOTE 2
The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," as of December 31, 1997. As required by the standard, all prior year earnings per share amounts have been restated and computed under the provisions of the new standard. Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share includes the potentially dilutive effects of the Company's 1994 Stock Option Plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                       For the Three Months Ended September 30,
                                  -----------------------------------------------------------------------------------
                                                    1998                                     1997
                                  ---------------------------------------  ------------------------------------------

($ in thousands except per          Income        Shares                      Income       Shares
    share amounts)                  (Numer-       (Denom-       Per Share     (Numer-      (Denom-        Per Share
                                     ator)         inator)        Amount       ator)       inator)          Amount
                                  ----------      ---------     --------  ----------      ---------     -------------
Basic EPS
  Net income ................     $    1,482      3,020,703     $   0.49  $    1,268      3,016,370     $        0.42
                                                                ========                                =============
Effect of Dilutive Securities
  Effect of stock option plan             --         81,716                       --         67,400
                                  ----------      ---------               ----------     ----------
Diluted EPS
  Net income plus assumed
     exercises of options
                                  $    1,482      3,102,419     $   0.48  $    1,268      3,083,770     $        0.41
                                  ==========      =========     ========  ==========      =========     =============

                                                          For the Nine Months Ended September 30,
                                  --------------------------------------------------------------------------------------
                                                    1998                                       1997
                                  ---------------------------------------  ---------------------------------------------

($ in thousands except per          Income        Shares                      Income          Shares
    share amounts)                  (Numer-       (Denom-       Per Share     (Numer-         (Denom-        Per Share
                                     ator)         inator)        Amount       ator)          inator)          Amount
                                  ----------      ---------     --------  ----------         ---------     -------------
Basic EPS
  Net income ................     $   4,178       3,020,481     $   1.38   $   3,633         3,016,370     $        1.20
                                                                ========                                   =============
Effect of Dilutive Securities
  Effect of stock option plan          --            86,938                       --            65,466
                                  ---------       ---------     --------   ---------         ---------     -------------
Diluted EPS
  Net income plus assumed
     exercises of options ...     $   4,178       3,107,419     $   1.35   $   3,633         3,081,836     $        1.17
                                  =========       =========     ========   =========         =========     =============

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. This statement does not change or modify the reporting or display in the income statement. Comparative financial statements have been presented as required by the statement.

The  Financial  Accounting  Standards  Board  (FASB)  has  issued  Statement  of
Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires management to report selected financial data and descriptive information about reportable operating segments and is effective for periods beginning after December 15, 1997. This statement does not require application in interim financial statements in the initial year of adoption. The requirements of this standard will be applied in a manner relevant for the Company beginning with the financial statements for the year ended December 31, 1998.

As of January 1, 1998, the Company also adopted Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes the disclosure requirements of pensions and other postretirement benefits. This statement does not change any measurement or recognition provisions, and thus has not and is not expected to materially impact the Company.

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

NOTE 3
Certain amounts reported in the prior periods' financial statements have been reclassified to conform with the presentation for September 30, 1998. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

NOTE 4
Based on management's evaluation of the loan portfolio, current economic conditions and other risk factors, the Company's allowance for loan losses was $5,391,000 as of September 30, 1998 compared to $4,779,000 and $4,728,000 as of
December 31, 1997 and September 30, 1997, respectively. Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and foreclosed, repossessed and idled properties. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:




                                                                September 30,     December 31,      September 30,
              ($ in thousands)                                      1998              1997               1997
              ----------------                                      ----              ----               ----
              Nonperforming loans:
                 Nonaccrual loans ......................        $     575               957              1,148
                  Restructured loans ...................              251               326                291
                                                                ---------             -----              -----
              Total nonperforming loans ................              826             1,283              1,439
              Foreclosed, repossessed, and idled
                   properties (included in other assets)              515               560                404
                                                                ---------             -----              -----

              Total nonperforming assets ...............        $   1,341             1,843              1,843
                                                                =========             =====              =====
               Nonperforming loans to total loans .......             0.24%             0.46%              0.55%
              Allowance for loan losses to
                  nonperforming loans ..................           652.66%           372.49%            328.56%
              Nonperforming assets as a percentage of
                 loans and foreclosed, repossessed,
                 and idled properties ..................             0.39%             0.66%              0.71%
              Nonperforming assets to total assets .....             0.28%             0.46%              0.50%
              Allowance for loan losses to total loans .             1.56%             1.70%              1.81%

NOTE 5
Loans are shown on the Consolidated Balance Sheets net of approximately $10,000 of unearned income for each of the periods presented.

Item 2 - Management's Discussion and Analysis of Consolidated
         Results of Operations and Financial Condition

RESULTS OF OPERATIONS


OVERVIEW

     Net income for the three months ended September 30, 1998 was $1,482,000, a 16.9% increase over the $1,268,000 reported in the third quarter of 1997. Basic earnings per share for the third quarter of 1998 amounted to $0.49, an increase of 16.7% over the $0.42 recorded in third quarter of 1997. Diluted earnings per share for the third quarter of 1998 amounted to $0.48, an increase of 17.1% over the $0.41 recorded in the third quarter of 1997.

     Net income for the nine months ended September 30, 1998 was $4,178,000, a 15.0% increase over the $3,633,000 reported for the first nine months of 1997. Basic earnings per share for the nine months ended September 30, 1998 increased 15.0% to $1.38 per share compared to $1.20 per share reported for the same nine month period in 1997. Earnings per share on a diluted basis amounted to $1.35 per share for the nine months ended September 30, 1998, a 15.4% increase over the $1.17 per share for the same nine months of 1997.

     The increase in net income for the three and nine month periods ended September 30, 1998 is primarily due to an increase in net interest income earned by the Company. Net interest income increased 15.7% and 17.0% for the three and nine month periods ended September 30, 1998, respectively, when compared to the same three and nine month periods of 1997. The increases in net interest income are largely attributable to loan and deposit growth, the effects of which were partially offset by lower net interest margins. Also partially offsetting the increases in net interest income were higher provisions for loan losses for the three and nine month periods ended September 30, 1998 as compared to the same periods of 1997, which were recorded in response to the high growth in loans experienced by the Company. Noninterest income increased by 16.5% and 11.9% for the three and nine month periods ended September 30, 1998, respectively, when compared to the same periods of 1997. The increases in noninterest income were partially due to gains of $66,000 and $213,000 recorded for the three and nine month periods ended September 30, 1998, respectively, realized from the sale of commercial loans. These loans were sold primarily to maintain a proper balance between the amount of loans and deposits that the Company maintains. Without these gains, noninterest income increased 9.9% for the three months ended September 30, 1998 and 5.0% for the nine months ended September 30, 1998. Noninterest expenses increased by 11.2% and 11.5% for the three and nine month periods ended September 30, 1998, respectively, when compared to the same periods of 1997, due primarily to the increase in the Company's branch network.

COMPONENTS OF EARNINGS

      Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the third quarter of 1998 increased by $729,000, or 15.7%, compared to the third quarter of 1997, while net interest income for the first nine months of 1998 increased by $2,250,000, or 17.0%, compared to the first nine months of 1997. The increase in net interest income was due to growth in the Company's loans and deposits. The Company's total loans at September 30, 1998 of $345.3 million were 32.4% higher than the $260.7 million recorded at September 30, 1997. Average loans outstanding for the third quarter of 1998 and the first nine months of 1998 were 32.9% and 33.5%, respectively, greater than the average loans outstanding for the comparable periods of

1997. The Company's total deposits at September 30, 1998 of $412.5 million were 26.0% higher than the $327.5 million recorded at September 30, 1997. Average deposits outstanding for the third quarter of 1998 and the first nine months of 1998 were 25.5% and 23.8%, respectively, greater than the average deposits outstanding for the comparable periods of 1997. Contributing to the deposit growth was the Company's November 1997 branch purchase that included $14 million in deposits. No loans were acquired in the branch purchase.

     Partially offsetting the incremental net interest income earned on the loan and deposit growth was a reduction in the Company's net interest margin caused by a flatter yield curve and a highly competitive pricing environment. The Company's tax-equivalent net interest margin for the third quarter of 1998 decreased 55 basis points to 5.14% from the 5.69% margin realized in the third quarter of 1997, while the net interest margin for the first nine months of 1998 was 38 basis points lower than for the first nine months of 1997 (5.32% vs. 5.70%). The decrease in the Company's net interest margin was a result of lower yields on interest earning assets, as well as a higher cost of funds. The following table presents average rates earned/paid by the Company for the third quarter of 1998 compared to the third quarter of 1997:

                                                                   For the Three      For the Three
                                                                   Months Ended        Months Ended
                                                                   September 30,       September 30,
                                                                       1998                 1997
                                                                       ----                 ----
     Yield on loans ..................................                 9.25%                9.67%
     Yield on taxable securities .....................                 6.21%                6.65%
     Yield on non-taxable securities (tax equivalent).                 8.60%                8.69%
     Yield on other interest earning assets,
       primarily overnight funds .....................                 5.62%                5.41%
     Yield on all interest earning assets ............                 8.69%                9.04%

     Weighted average rate on savings, NOW,
       and money market deposits .....................                 2.37%                2.37%
     Rate on time deposits greather than $100,000 ....                 5.88%                5.74%
     Rate on other time deposits .....................                 5.38%                5.30%
      Rate on short-term borrowings ..................                 5.67%                 n/a
     Rate on all interest bearing liabilities ........                 4.24%                4.04%

     Interest rate spread ............................                 4.45%                5.00%

     Partially offsetting the effect of the increase in net interest income on net income was an increase in the provision for loan losses recorded by the Company, which was higher in 1998 for both the three and nine month periods ended September 30, 1998 than it was for the comparable periods of 1997. The $250,000 provision for loan losses for the third quarter of 1998 was twice the $125,000 recorded in the third quarter of 1997. The $740,000 provision for loan losses for the nine months ended September 30, 1998 was 127.7% higher than the $325,000 recorded in the nine months ended September 30, 1997. These increases in the provision for loan losses were primarily in response to the higher loan growth experienced by the Company in 1998 compared to 1997, and not credit quality concerns. Loans grew by $64.8 million in the first nine months of 1998 compared to $37.7 million for the first nine months of 1997, while credit quality ratios at September 30, 1998 are improved compared to September 30, 1997 (see discussion below). Provisions for loan losses are based on management's evaluation of the loan portfolio, as discussed under "Summary of Loan Loss Experience" below.

     Noninterest income increased $166,000, or 16.5%, to $1,173,000 in the third quarter of 1998 from $1,007,000 for the third quarter of 1997. Noninterest income for the first nine months of 1998 increased $366,000, or 11.9%, to $3,446,000 compared to $3,080,000 for the first nine months of 1997. The increases in noninterest income were partially due to the sales of commercial loans that resulted in pretax gains of $66,000 and $213,000 for the three and nine month periods in 1998, respectively. These loans were 1998 originations. There were no similar gains from loan sales recorded in 1997. These loans were sold primarily to maintain a proper balance between the amount of loans and deposits that the Company maintains. Without these gains, noninterest income increased 9.9% for the three months ended September 30, 1998 and 5.0% for the nine months ended September 30, 1998. The increases in noninterest income in 1998 not due to the loan sales were primarily a result of increases in fees collected on presold mortgage originations and ATM surcharges on non-customer transactions. The increases in these revenues were largely offset by the absence of data processing revenue that the Company earned in 1997 from its lone third-party data processing customer that was acquired by another financial institution and thus terminated its contract with the Company in the fourth quarter of 1997. Fees collected on presold mortgage originations increased by $157,000 to $365,000 for the first nine months of 1998 as a result of heavy mortgage loan origination volume. The Company began assessing a surcharge on non-customer ATM transactions in March 1998. This income amounted to $99,000 for the nine months ended September 30, 1998. The Company earned $216,000 in the first nine months of 1997 from the aforementioned data processing client that was not replaced in 1998.

      Noninterest expenses increased by $402,000, or 11.2%, from $3,601,000 to $4,003,000, for the third quarter of 1998 compared to the third quarter of 1997. Noninterest expenses for the first nine months of 1998 increased $1,221,000, or 11.5%, over the first nine months of 1997. The increases for both periods are due primarily to the Company's growth in its branch network, which has grown from 30 to 35 branches since January 1, 1997, as well as growth in its customer base and the corresponding expenses necessary to process, manage and service the Company's 32% increase in loans and 26% increase in deposits. Personnel expense, the single largest component of noninterest expense, increased 21.0% and 15.5% for the three and nine month periods ended September 30, 1998, respectively, compared to the same periods of 1997. These increases were primarily due to additional employees associated with the Company's growth as well as normal wage increases for substantially all Company employees that occurred in January 1998.

      Income taxes increased $154,000, or 23.7%, for the third quarter of 1998 over the third quarter of 1997. This reflects an effective tax rate of 35.2% for the third quarter of 1998 compared to 33.9% for the third quarter of 1997. The effective tax rate for the nine months ended September 30, 1998 was 34.8% compared to 33.1% for the same nine months of 1997. The increase in the effective tax rates for the respective periods was due to the Company deriving a smaller percentage of its earnings from tax-exempt securities.

FINANCIAL CONDITION

     The Company's total assets were $470.5 million at September 30, 1998, an increase of $102.4 million, or 27.8%, from the $368.1 million at September 30, 1997. Interest-earning assets increased by 29.1%, from $339.1 million to $437.9 million, compared to September 30, 1997. Loans, the primary interest-earning asset, increased by $84.6 million, or 32.4% during this same period. Deposits increased $85.1 million, or 26.0%, to support the asset growth, of which approximately $14 million was acquired in the Company's November 1997 branch purchase in Lillington. The increase in deposits occurred in all significant categories with noninterest bearing demand deposits increasing by $11.5 million, or 24.6%;

savings, NOW and money market accounts increasing by $24.2 million, or 19.5%; time deposits of $100,000 or more increasing by $19.1 million, or 53.9%; and other time deposits increasing by $30.2 million, or 25.0%. The 53.9% increase in time deposits of $100,000 or more was due to the Company more aggressively pricing these deposits to provide funding for the strong loan growth experienced. The Company has not traditionally engaged in obtaining deposits through brokers and had no such deposits during 1997 or 1998. Since December 31, 1997, the Company has experienced increases of 18.7%, 16.9%, and 14.2% in earning assets, total assets and deposits, respectively.

NONPERFORMING ASSETS

      Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and foreclosed, repossessed and idled properties. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                     September 30,         December 31,      September 30,
              ($ in thousands)                           1998                 1997               1997
              ----------------                           ----                 ----               ----
Nonperforming loans:
   Nonaccrual loans .....................             $     575                 957               1,148
   Restructured loans ...................                   251                 326                 291
                                                      ---------                 ---               -----
Total nonperforming loans ...............                   826               1,283               1,439
Foreclosed, repossessed, and idled
    properties (included in other assets)                   515                 560                 404
                                                      ---------                 ---               -----
Total nonperforming assets ..............             $   1,341               1,843               1,843
                                                      =========               =====               =====
Nonperforming loans to total loans ......                  0.24%               0.46%               0.55%
Allowance for loan losses to
     nonperforming loans ................                652.66%             372.49%             328.56%
Nonperforming assets as a percentage of
   loans and foreclosed, repossessed,
   and idled properties .................                  0.39%               0.66%               0.71%
Nonperforming assets to total assets ....                  0.28%               0.46%               0.50%
Allowance for loan losses to total loans                   1.56%               1.70%               1.81%

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

    Nonperforming loans are defined as nonaccrual loans and restructured loans. As of September 30, 1998, December 31, 1997 and September 30, 1997, nonperforming loans were approximately 0.24%, 0.46%, and 0.55%, respectively, of the total loans outstanding at such dates. Nonaccrual loans as of September 30, 1998 decreased $573,000, or 49.9%, from September 30, 1997 to approximately $575,000 and are lower by approximately $382,000, or 39.9%, since year-end. The decrease in nonaccrual loans at September 30, 1998 as compared to December 31, 1997 and September 30, 1997 is primarily attributable to generally improved loan quality, as well as the full payout of two nonaccrual relationships each totaling approximately $230,000 that occurred in the fourth quarter of 1997 and the first quarter of 1998 (one payout of $230,000 in each quarter). As of September 30, 1998, the borrower with the largest nonaccrual loan owed a balance of $220,000 while the average nonaccrual loan balance was approximately $24,000. If the nonaccrual loans and restructured loans as of September 30, 1998 and 1997 had been current in accordance with their original terms and had been outstanding throughout the nine month periods (or since origination or acquisition if held for part of the nine month periods), gross interest income in the amounts of approximately $42,000 and $79,000 for nonaccrual loans and $20,000 and $21,000 for restructured loans would have been recorded for the nine months ended September 30, 1998 and 1997, respectively. Interest income on such loans that was actually collected and included in net interest income in the nine months ended September 30, 1998 and 1997 amounted to approximately $7,000 and $31,000, respectively, for nonaccrual loans (prior to their being placed on nonaccrual status) and $19,000 and $16,000, respectively, for restructured loans.

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

    At September 30, 1998, December 31, 1997, and September 30, 1997 the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $29,000, $398,000, and $512,000, respectively, all of which were on a nonaccrual basis. The changes in the level of impaired loans at the respective period ends is primarily attributable to improved loan quality, as well as the payouts of the two $230,000 loans mentioned above that occurred in the fourth quarter or 1997 and the first quarter of 1998. The related allowance for loan losses for these impaired loans as determined in accordance with SFAS No. 114 was $4,000, $60,000, and $107,000, respectively. There were no impaired loans for which there was no related allowance determined in accordance with the statement. The average recorded investments in impaired loans during the nine month period ended September 30, 1998, the year ended December 31, 1997, and the nine months ended September 30, 1997 were approximately $138,000, $654,000, and $718,000, respectively. For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

     In addition to the nonperforming loan amounts discussed above, management believes that an estimated $1,300,000-$1,500,000 of loans that are currently performing in accordance with their contractual terms may potentially develop problems, depending upon the particular financial situations of the borrowers and economic conditions in general. These loans were considered in determining the appropriate level of the allowance for loan losses. See "Summary of Loan Loss Experience" below. Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in the problem loan amounts above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

      As of September 30, 1998, December 31, 1997 and September 30, 1997, the Company owned foreclosed, repossessed, and idled assets totaling approximately $515,000, $560,000, and $404,000, respectively, which consisted principally of several parcels of foreclosed real estate. The Company's management has reviewed recent appraisals of these properties and believes that their fair values, less estimated costs to sell, exceed their respective carrying values as of the dates presented.

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

    Based on management's evaluation of the loan portfolio and economic conditions, a provision for loan losses of $250,000 was added to the allowance for loan losses during the three months ended September 30, 1998. The $250,000 provision for loan losses was double the $125,000 recorded in the third quarter of 1997. The $740,000 provision for loan losses for the nine months ended September 30, 1998 was 127.7% higher than the $325,000 recorded in the nine months ended September 30, 1997. The increase in the provision for loan losses was primarily in response to the higher loan growth experienced by the Company in 1998 compared to 1997, and not credit quality concerns. Loans grew by $64.8 million in the first nine months of 1998 compared to $37.7 million for the first nine months of 1997, while credit quality ratios at September 30, 1998 were improved compared to September 30, 1997. At September 30, 1998, the allowance stood at $5,391,000, compared to $4,779,000 at December 31, 1997 and $4,728,000 at September 30, 1997. At September 30, 1998, the allowance for loan losses was approximately 653% of total nonperforming loans, compared to corresponding percentages of 372% at December 31, 1997 and 329% at September 30, 1997.

      The allowance for loan losses was 1.56%, 1.70% and 1.81% of total loans as of September 30, 1998, December 31, 1997 and September 30, 1997, respectively. The allowance for loan losses as a percentage of total loans has been gradually decreasing since its high of 2.81% at September 30, 1994. The September 30, 1994 high of 2.81% was an increase from the 1.79% ratio at June 30, 1994 due primarily to an addition to the allowance of $2.5 million that was recorded in the third quarter of 1994 in connection with a corporate acquisition in which a higher risk loan portfolio was assumed. The general decrease in the ratio of allowance for loan losses to total loans since then has been largely due to charge-offs associated with that portfolio, strong recent loan growth, as well as generally improved overall loan quality. Management believes the reserve levels are adequate to cover possible loan losses on the loans outstanding as of each reporting date. It must be emphasized, however, that the determination of the reserve using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for loan losses and losses on other real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available at the time of such examinations.

For the periods indicated, the following table summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance for loan losses arising from charge-offs and recoveries by category, and additions to the allowance for loan losses that have been charged to expense.

                                                Nine Months        Year         Nine Months
                                                  Ended            Ended           Ended
                                              September 30,       Dec. 31,     September 30,
($ in thousands)                                  1998              1997           1997
                                                ---------         -------         -------
Loans outstanding at period end ...........     $ 345,295         280,513         260,699
                                                =========         =======         =======

Average loans outstanding during period ...     $ 317,155         245,596         237,485
                                                =========         =======         =======

Allowance for loan losses at
   beginning of period ....................     $   4,779           4,726           4,726

Loans charged off:
   Commercial, financial and agricultural .           (35)            (61)            (25)
   Real estate - mortgage .................           (44)           (449)           (336)
   Installment loans to individuals .......          (166)           (311)           (230)
                                                ---------         -------         -------
      Total charge-offs ...................          (245)           (821)           (591)
                                                ---------         -------         -------

Recoveries of loans previously charged-off:
   Commercial, financial and agricultural .            21              89              81
   Real estate - mortgage .................            16              38              21
   Installment loans to individuals .......            80             141             117
   Other ..................................          --                31              49
                                                ---------         -------         -------
      Total recoveries ....................           117             299             268
                                                ---------         -------         -------

Net charge-offs ...........................          (128)           (522)           (323)

Provision for loan losses .................           740             575             325
                                                ---------         -------         -------
 Allowance for loan losses at end of period     $   5,391           4,779           4,728
                                                =========           =====           =====

Ratios:
   Annualized net charge-offs to average
     loans during period ..................          0.05%           0.21%           0.18%
   Allowance for loan losses to
     loans at end of period ...............          1.56%           1.70%           1.81%
   Allowance for loan losses as a multiple
     of annualized net charge-offs ........        31.53x           9.16x          10.94x
   Provision for loan losses as a percent
     of net charge-offs ...................        578.13%         110.15%         100.62%
   Recoveries of loans previously charged-
     off as a percent of loans charged-off          47.76%          36.42%          45.35%

     Based on the results of the aforementioned loan analysis and grading program and management's evaluation of the allowance for loan losses at September 30, 1998, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 1997.

LIQUIDITY

     The Company's liquidity is determined by its ability to convert assets to cash or acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. The Company's primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments. In addition, the Company (through its bank subsidiary) has the ability, on a short-term basis, to purchase federal funds from other financial institutions and has an available line of credit with the Federal Home Loan Bank in place that can provide short or long term financing. The Company has not traditionally had to rely on these sources of credit as a source of liquidity. The Company has experienced an increase in its loan to deposit ratio (83.7% at September 30, 1998 compared to 79.6% a year earlier) as a result of the significant loan growth that has reduced the Company's liquidity sources. To ensure satisfactory liquidity, during the second quarter of 1998 the Company increased its available line of credit with the Federal Home Loan Bank of Atlanta (the "FHLB") from $36 million to $50 million. In addition, during the third quarter of 1998, the Company made periodic draws and repayments on this line of credit on an overnight basis to maintain liquidity ratios at levels complying with the Company's internal policies. At September 30, 1998, the Company had outstanding borrowings with the FHLB totaling $13 million, while the average amount outstanding for the third quarter was $7.4 million. The Company's management believes its liquidity sources are at an acceptable level and remain adequate to meet its operating needs.

CAPITAL RESOURCES

      The Company is required by its own policies and by applicable federal regulations to maintain certain capital levels. The Company's ratio of stated capital to total assets exceeded 8% as of September 30, 1998 and 1997, and December 31, 1997. In an effort to achieve a measurement of capital adequacy that is sensitive to the individual risk profiles of financial institutions, the various financial institution regulators have minimum capital guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to the financial institution's relative level of those capital components and the level of risk associated with various types of assets of that financial institution. The guidelines call for minimum adjusted total capital of 8% of risk-adjusted assets. As of September 30, 1998, the Company's total risk-based capital ratio was 11.11%.

      In addition to the risk-based capital requirements described above, the Company is subject to a leverage capital requirement, which calls for a minimum ratio of leverage capital, as defined in the regulations, to quarterly average total assets of 3-5%. As of September 30, 1998, the Company's leverage capital ratio was 7.41%.

      The Company is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.

      As of September 30, 1998, December 31, 1997 and September 30, 1997, the Company was in compliance with all existing regulatory capital requirements, as summarized in the following table:

                                                              September 30,         Dec. 31,      September 30,
($ in thousands)                                                 1998                 1997            1997
----------------                                                 ----                 ----            ----
Tier I capital:
     Total stated shareholders' equity                        $     39,633            36,765          35,727
     Less:   Intangible assets                                       5,995             6,487           5,192
             Unrealized gain
                on securities available for
                sale, net of income taxes                              222               186             185
                                                              ------------           -------         -------
 Total Tier I leverage capital                                      33,416            30,092          30,350

Tier II capital:
     Allowable allowance for loan losses                             4,178             3,466           3,217
                                                              ------------           -------         -------

Total capital                                                 $     37,594            33,558          33,567
                                                              ============            ======          ======
Risk-adjusted assets                                          $    340,425           283,924         262,735
Tier I risk-adjusted assets (includes Tier I
     capital adjustments)                                          334,208           277,251         257,358
Tier II risk adjusted assets (includes Tiers I
     and II capital adjustments)                                   338,386           280,717         260,575
Quarterly average total assets                                     456,878           386,291         362,601
Adjusted quarterly average total assets
     (includes Tier I capital adjustments)                         450,661           379,618         357,224

Risk-based capital ratios:
     Tier I capital                                                 10.00%            10.85%          11.79%
     Minimum required Tier I capital                                 4.00%             4.00%           4.00%
     Total risk-based capital                                       11.11%            11.95%          12.88%
     Minimum required total risk-based capital                       8.00%             8.00%           8.00%
Leverage capital ratios:
     Tier I leverage capital ratio                                   7.41%             7.93%           8.50%
     Minimum required Tier I leverage capital                      3-5.00%           3-5.00%         3-5.00%


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

     The Company's second phase in addressing the Year 2000 Issue was to contact all third party vendors, request documentation regarding their Year 2000 compliance efforts, and analyze the responses. This was a significant phase because the Company does not perform in-house programming, and thus is dependent on external vendors to ensure and modify, if necessary, the hardware, software, or service they provide to the Company to be Year 2000 compliant. This phase is now virtually complete and the Company is currently following up on any issues or concerns identified in the responses received, as necessary.

     The next phase for the Company under the plan is to complete a comprehensive testing of all known processes. Initially, processes are to be tested on a stand-alone basis and then the testing will involve multiple interfacing processes. Testing of the Company's processes has begun and is scheduled to be substantially complete by the end of 1998. Management plans for any corrective actions to be implemented to ensure that the Company is fully prepared for the Year 2000 by the end of the first quarter of 1999. The most significant phase of testing is the testing of the Company's core software applications. Upgrades of the core software applications currently used by the Company were received from the software vendor in June 1998 and were represented to be Year 2000 compliant by the vendor. These applications were successfully loaded onto the Company's hardware system in early July 1998 and Year 2000 testing began in September 1998. While testing is not complete, to date the Company has not identified any significant problems or deficiencies in the applications.

     Another part of the Company's Year 2000 plan is to assess the Year 2000 readiness of its significant borrowers and depositors. Through the use of questionnaires and personal contacts, the Company has assessed the Year 2000 readiness of significant borrowers and depositors of the Company. Customers who the Company has Year 2000 concerns about are being counseled on the Year 2000 Issue, urged to take action, and placed on an internal watch list that will be updated on a quarterly basis and reviewed and monitored by the Company for any potential effects on the Company. The initial list of these customers will be completed in the fourth quarter of 1998 and evaluated by management. Based on the information gathered to date, management of the Company believes that the number and magnitude of customers with potential Year 2000 problems will not be significant. Prospective new loan customers are also assessed for Year 2000 compliance as a part of the underwriting process of significant loans.

     In the Company's 1997 Form 10-K, the Company disclosed an estimated range of total costs to address the Year 2000 Issue to be from $100,000 to $150,000. During the second quarter of 1998, management determined that the estimated cost to modify the Company's automated teller machines (ATMs) would likely be higher than originally projected. As a result, the Company now projects the total costs to address the Year 2000 Issue to be from $175,000 to $200,000. Other than the estimated cost to make the Company's ATMs Year 2000 compliant, the Company has not identified any processes that will require significant expenditures to address the Year 2000 Issue. The majority of these costs are expected to be incurred and expensed by the Company during the fourth quarter of 1998 or the first quarter of 1999. Year 2000 project costs during the three and nine month periods ended September 30, 1998 amounted to $20,000. Although funding of the Year 2000 project costs will come from normal operating cash flow, the expenses associated with the Year 2000 Issue will directly reduce otherwise reported net income for the Company.

     Management of the Company believes that the potential effects on the Company's internal operations of the Year 2000 Issue can and will be addressed prior to the Year 2000. However, if required modifications or conversions are not made or are not completed on a timely basis prior to the Year 2000, the Year 2000 Issue could disrupt normal business operations. The most reasonably likely worst case Year 2000 scenarios foreseeable at this time would include the Company temporarily not being able to process, in some combination, various types of customer transactions. This could affect the ability of the Company to, among other things, originate new loans, post loan payments, accept deposits or allow immediate withdrawals, and, depending on the amount of time such a scenario lasted, could have a material adverse effect on the Company. Because of the serious implications of these scenarios, the primary emphasis of the Company's Year 2000 efforts is to correct, with complete replacement if necessary, any systems or processes whose Year 2000 test results are not satisfactory prior to the Year 2000. Nevertheless, should one of the most reasonably likely worst case scenarios occur in the Year 2000, the Company is also in the process of formalizing a contingency plan (that should be complete by January 1999) that would allow for limited transactions, including the ability to make certain deposit withdrawals, until the Year 2000 problems are remediated.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

     Net interest income is the Company's most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, the Company's level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earnings assets and interest-bearing liabilities. It is the Company's policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. The Company's exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of "shock" interest rates. Over the years, the Company has been able to maintain a fairly consistent net yield on average earning assets (net interest margin). Over the past ten fiscal years the net interest margin has not varied by more than 25 basis points in any single fiscal year and the lowest net interest margin realized over that same period is within 60 basis points of the highest. While the Company can not guarantee similar stability in the net interest margin in the future, at this time management does not expect significant fluctuations. The Company has experienced a decrease in its net interest margin during 1998, and it is likely that the Company's net interest margin for fiscal 1998 will be more than 25 basis points lower than the 5.65% realized during 1997 - see additional discussion in the "Components of Earnings" section above.

     As of September 30, 1998, the Company had approximately $91 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at September 30, 1998 subject to interest rate changes within one year are deposits totaling $148.5 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators. Thus, the Company believes that near term net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates. As of September 30, 1998, approximately 88% of interest-earning assets could be repriced within five years and substantially all interest-bearing liabilities could be repriced within five years.

     The Company has no market risk sensitive instruments held for trading purposes, nor does it maintain any foreign currency positions. The following table presents the expected maturities of the Company's other than trading market risk sensitive financial instruments. The following table also presents the fair values of market risk sensitive instruments as estimated in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments."

                                              Expected Maturities of Market Sensitive
                           ---------------------------------------------------------------------------
                                               Instruments Held at September 30, 1998
                                                                                                          Average        Estimated
                                                                                                          Interest         Fair
($ in thousands)             1 Year    2 Years    3 Years    4 Years    5 Years     Beyond       Total     Rate (1)        Value
----------------             ------    -------    -------    -------    -------     ------       -----     --------        -----
Debt Securities- at
   amortized cost (2)      $ 23,603      7,285     11,526      2,153      4,179      7,698       56,444      7.13%       $ 57,597
Loans - fixed (3) ....       37,333     26,874     31,334     15,903     43,529     21,841      176,814      8.97%        176,823
Loans - adjustable (3)       80,071     19,493     19,066     12,631     21,121     15,524      167,906      9.10%        167,906
                           --------      -----     ------      -----      -----      -----       ------                  --------
  Total ..............     $141,007     53,652     61,926     30,687     68,829     45,063      401,164      8.77%       $402,326
                           ========     ======     ======     ======     ======     ======      =======      ====        ========

Savings, NOW, and
  money market
  deposits ...........     $148,535         --         --         --         --         --      148,535      2.24%       $148,535
Time deposits ........      172,099     22,653      6,424      1,936      2,506         10      205,628      5.46%        206,278
                           --------      -----     ------      -----      -----      -----       ------                  --------
  Total ..............     $320,634     22,653      6,424      1,936      2,506         10      354,163      4.11%       $354,813
                           ========     ======      =====      =====      =====      =====      =======      ====        ========

(1) Tax-exempt securities are reflected at a tax-equivalent basis using a 34% tax rate.

(2) Callable securities with above market interest rates at September 30, 1998 are assumed to mature at their call date for purposes of this table. Mortgage-backed securities and collateralized mortgage obligations are assumed to mature, lump sum, in the year consistent with their estimated weighted average life.

(3)  Excludes nonaccrual loans and allowance for loan losses.


     The Company's fixed rate earning assets have estimated fair values that are slightly higher than their carrying value. This is due to the yields on these portfolios being slightly higher than market yields at September 30, 1998 for instruments with maturities similar to the remaining term of the portfolios due to a generally declining interest rate environment during the year. The estimated fair value of the Company's time deposits is higher than its book value for the same reason.

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

10.f First Bancorp Employees' Pension Plan, as amended on August 16, 1994, was filed as Exhibit 10(g) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference. (*)

10.g First Bancorp Senior Management Supplemental Executive Retirement Plan dated May 31, 1993, was filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and is incorporated herein by reference. (*)

10.h First Bancorp Senior Management Split-Dollar Life Insurance Agreements between the Company and the Executive Officers, as amended on December 22, 1994, was filed as Exhibit 10(i) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference. (*)

10.i First Bancorp 1994 Stock Option Plan was filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994, and is incorporated herein by reference. (*)

10.j Severance Agreement between the Company and Patrick A. Meisky dated December 29, 1995 was filed as Exhibit 10(o) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and is incorporated by reference. (*)

10.k Amendment to the First Bancorp Savings Plus and Profit Sharing Plan (401(k) savings incentive plan and trust), dated December 17, 1996, was filed as Exhibit 10(m) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and is incorporated herein by reference. (*)

10.l Employment Agreement between the Company and James H. Garner dated August 17, 1998.

10.m Employment Agreement between the Company and Anna G. Hollers dated August 17, 1998.

10.n Employment Agreement between the Company and Teresa C. Nixon dated August 17, 1998.

27.1 Financial Data Schedules pursuant to Article 9 of Regulation S-X for the nine months ended September 30, 1998.

 (b) There were no reports filed on Form 8-K during the quarter ended September 30, 1998.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         FIRST BANCORP


        November 10, 1998                BY:   /s/  James H. Garner
                                               --------------------
                                               James H. Garner
                                                   President
                                         (Principal Executive Officer),
                                            Treasurer and Director


        November 10, 1998                BY:  /s/ Anna G. Hollers
                                              -------------------
                                              Anna G. Hollers
                                           Executive Vice President
                                                 and Secretary


        November 10, 1998                BY:  /s/ Eric P. Credle
                                              ------------------
                                              Eric P. Credle
                                                Vice President
                                         and Chief Financial Officer

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


10.h      First Bancorp Senior Management Split-Dollar Life Insurance Agreements
          between the Company and the Executive Officers                             *

10.i      First Bancorp 1994 Stock Option Plan                                       *

10.j      Severance Agreement between the Company and Patrick A. Meisky              *

10.k      Amendment to the First  Bancorp  Savings Plus and Profit  Sharing Plan
          (401(k) savings incentive plan and trust)                                  *

10.l      Employment  Agreement  between the  Company and James H. Garner  dated
          August 17, 1998.                                                          29

10.m      Employment  Agreement  between the Company and Anna G.  Hollers  dated
          August 17, 1998.                                                          35

10.n      Employment  Agreement  between  the  Company and Teresa C. Nixon dated
          August 17, 1998.                                                          41

27.1      Financial  Data Schedule  pursuant to Article 9 of Regulation  S-X for
          the nine months ended September 30, 1998 (SEC copy only)                  47

          *         Incorporated herein by reference.