Form 10-K
period 1998-12-31
FIRST BANCORP /NC/
filed 1999-03-24
CIK 811589

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                         Commission File Number 0-15572

                                  FIRST BANCORP
             (Exact Name of Registrant as Specified in its Charter)

           North Carolina                              56-1421916
           --------------                              ----------
       (State of Incorporation)          (I.R.S. Employer Identification Number)

     341 North Main Street, Troy, North Carolina               27371-0508
     -------------------------------------------               ----------
      (Address of Principal Executive Offices)                  (Zip Code)

 Registrant's telephone number, including area code          (910)576-6171
                                                             -------------

        Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:

                           COMMON STOCK, $5 PAR VALUE
                              (Title of each class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] YES [ ] NO

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [ ]

       The aggregate market value of the voting stock, Common Stock, $5 par value, held by non-affiliates of the registrant, based on the average bid and asked prices of the Common Stock on January 31, 1999 as reported on the NASDAQ National Market System, was approximately $56,461,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

       The number of shares of the Registrant's Common Stock outstanding on January 31, 1999 was 3,022,230.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.
===============================================================================

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

PART II
     Item 5    Market for the Registrant's Common Stock and Related
                   Shareholder Matters
     Item 6    Selected Financial Data
     Item 7    Management's Discussion and Analysis of Results of
                   Operations and Financial Condition
     Item 7A   Quantitative and Qualitative Disclosures About Market Risk
     Item 8    Financial Statements and Supplementary Data:
               Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for each of the years in the three-year period ended December 31, 1998
               Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 1998
               Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1998
               Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1998
               Notes to Consolidated Financial Statements
               Independent Auditors' Report
               Selected Consolidated Financial Data
               Quarterly Financial Summary

     Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

PART III
     Item 10   Directors and Executive Officers of the Registrant; Compliance
                   with Section 16 (a) of the Exchange Act
     Item 11   Executive Compensation
     Item 12   Security Ownership of Certain Beneficial Owners and Management
     Item 13   Certain Relationships and Related Transactions

PART IV
     Item 14   Exhibits, Financial Statement Schedules and Reports of Form 8-K

SIGNATURES

* Information called for by Part III (Items 10 through 13) is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with Securities and Exchange Commission.

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

     The Bank was organized in 1934 and began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated. With its 1995 acquisition of the Laurinburg and Rockingham offices of First Scotland Bank ("First Scotland") and its 1994 acquisition of Central State Bank ("Central State"), High Point, North Carolina, the Bank operates in a 14 county area centered in Troy, North Carolina. Troy, population 3,400, is located in the center of Montgomery County, approximately 60 miles east of Charlotte, and 50 miles south of Greensboro. The Bank conducts business from 35 branches located within a 80-mile radius of Troy, covering a geographical area from Maxton to the southeast, to High Point to the north, Kannapolis to the west, and Lillington to the east. Ranked by assets, the Bank was the 15th largest bank in North Carolina as of December 31, 1998, according to the Office of the Commissioner of Banks. The Bank provides a full range of banking services, including the accepting of demand and time deposits, the making of secured and unsecured loans to individuals and businesses, discount brokerage services and self-directed IRA's (both offered through a contractual relationship with a brokerage firm). In 1998, as in recent prior years, the Bank accounted for substantially all of the Company's consolidated net income.

     The Company's principal executive offices are located at 341 North Main Street, Troy, North Carolina 27371-0508, and its telephone number is (910) 576-6171. Unless the context otherwise requires, references to the "Company" in this annual report on Form 10-K shall mean collectively First Bancorp and its subsidiaries.

General Business

     The Bank engages in a full range of banking activities, providing such services as checking, savings, NOW and money market accounts and other time deposits of various types; loans for business, agriculture, real estate, personal uses, home improvement and automobiles; credit cards; debit cards; letters of credit; investment and discount brokerage services; IRA's; safe deposit box rentals; bank money orders; and electronic funds transfer services, including wire transfers, automated teller machines, and bank-by-phone capabilities. Because the majority of the Bank's customers are individuals and small to medium-sized businesses located in the counties it serves, deposits and loans are well diversified. There are no seasonal factors that would have any material effect on the Bank's business, and the Bank does not rely on foreign sources of funds or income.

     Montgomery Data's primary business is to provide electronic data processing services for the Bank, which accounted for 99% of its data processing revenues in 1998 and 82% in both 1997 and 1996. Ownership and operation of Montgomery Data allows the Company to do all of its electronic data processing without paying fees for such services to an independent provider. Maintaining its own data processing system also allows the Company to adapt the system to its individual needs and to the services and products it offers. Although not a significant source of income, Montgomery Data has historically made its excess data processing capabilities available to area financial institutions for a fee. The Company had one nonaffiliated customer in 1996 and for the first eleven months of 1997, at which time the customer terminated its contract as a result of being acquired by another institution and paid an early termination fee. The Company did not have any nonaffiliated customers from December 1997 to December 1998. In December 1998, a contract was signed to provide data processing for a nearby start-up bank. This customer is expected to contribute approximately $40,000 in fees during 1999. Montgomery Data is not aggressively marketing this service and has no other prospective customers at this time.

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

Territory Served and Competition

     The Company serves primarily the south central area of the Piedmont region of North Carolina, with offices in Anson, Cabarrus, Chatham, Davidson, Guilford, Harnett, Lee, Montgomery, Moore, Randolph, Richmond, Robeson, Scotland and Stanly counties. The Company's headquarters are located in Troy, Montgomery County. The Company's 35 branches and facilities are all located in small communities whose economies are based primarily on manufacturing and light industry. Although the Company's market is predominantly small communities and rural areas, the area is not dependent on agriculture. Textiles, furniture, mobile homes, electronics, plastic and metal fabrication, forest products, food products and cigarettes are among the leading manufacturing industries in the trade area. Leading producers of socks, hosiery and area rugs are located in Montgomery County. The Pinehurst area is a widely known golf resort and retirement area. The High Point area is widely known for its furniture market. Additionally, several of the communities served by the Company are "bedroom" communities serving Charlotte and Greensboro in addition to smaller cities such as Albermarle, Asheboro, High Point, Pinehurst and Sanford.

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

Lending Policy and Procedures

     Conservative lending policies and procedures and appropriate underwriting standards are high priorities of the Bank. Loans are approved under the Bank's written loan policy, which provides that lending officers, principally branch managers, have sole authority to approve loans of various amounts up to $75,000. Each of the Bank's regional senior lending officers has sole discretion to approve secured loans in principal amounts up to $250,000 and together can approve loans up to $1,000,000. Lending limits may vary depending upon whether the loan is secured or unsecured.

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

     The Bank's internal audit department evaluates specific loans and overall loan quality at individual branches as part of its regular branch reviews. The internal audit department also maintains its own estimate of the required amount of allowance for loan losses needed for the overall Company which is compared to the loan department's estimate for consistency. See "Allowance for Loan Losses and Loan Loss Experience" in Item 7 below.

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

Investment Policy and Procedures

     The Bank has adopted an investment policy designed to optimize the Bank's income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk objectives. Pursuant to this policy, the Bank may invest in federal, state and municipal obligations, federal agency obligations, public housing authority bonds, industrial development revenue bonds, Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA") and Student Loan Marketing Association ("SLMA") securities. The policy also contains maximum amounts that the Bank can invest in certain types of securities, including, at December 31, 1998, a maximum of $30 million that can be invested in certain collateralized mortgage obligations and mortgage-backed securities. The Bank's investments must be rated at least BAA by Moody's or BBB by Standard and Poor's. Securities rated below A are periodically reviewed for creditworthiness. The Bank may purchase non-rated municipal bonds only if such bonds are in the Bank's general market area and determined by the Bank to have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if they are judged to possess a high degree of credit soundness to assure reasonably prompt sale at a fair value.

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

    On November 14, 1997, the Bank acquired a First Union National Bank branch located in Lillington, North Carolina. Real and personal property acquired totaled approximately $237,000 and deposits assumed totaled approximately $14,345,000. No loans were included in the purchase.

     On December 15, 1995, the Bank completed its cash acquisition of the Laurinburg and Rockingham branch offices of First Scotland Bank. As of December 15, 1995, assets acquired were approximately $15.8 million. The acquisition included earning assets of approximately $14.2 million, of which approximately $8.9 million were loans. Deposit liabilities assumed were approximately $15 million.

     On August 25, 1994, the Company completed its cash acquisition of Central State Bank in High Point, North Carolina. Central State, a North Carolina state-chartered commercial bank, had approximately $35 million in assets at the time of the acquisition, with earning assets of approximately $32 million, including approximately $27 million in loans. Central State also had approximately $32 million in deposits at the time of the merger with the Bank.

     For additional information on these acquisitions, please see Management's Discussion and Analysis and note 2 to the consolidated financial statements.

Employees

     As of December 31, 1998, the Company had 245 full-time and 41 part-time employees. The Company is not a party to any collective bargaining agreements and considers its employee relations to be good.

Supervision and Regulation

     As a bank holding company, the Company is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System and the North Carolina Banking Commission. The Bank is subject to supervision and examination by the Federal Deposit Insurance Corporation and the North Carolina Banking Commission. See also note 14 to the consolidated financial statements.

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

     The United States Congress and the North Carolina General Assembly have periodically considered and adopted legislation that has resulted in, and could result in further, deregulation of both banks and other financial institutions. Such legislation could modify or eliminate geographic restrictions on banks and bank holding companies and current restrictions on the ability of banks to engage in certain nonbanking activities. For example, the Riegle-Neal Interstate Banking Act, which was enacted several years ago, allows expansion of interstate acquisitions by bank holding companies and banks. This and other legislative and regulatory changes have increased the ability of financial institutions to expand the scope of their operations, both in terms of services offered and geographic coverage. Such legislative changes could place the Company in more direct competition with other financial institutions, including mutual funds, securities brokerage firms, insurance companies, and investment banking firms. The effect of any such legislation on the business of the Company cannot be predicted. The Company cannot predict what other legislation might be enacted or what other regulations might be adopted or, if enacted or adopted, the effect thereof.

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

     See "Capital Resources" under Item 7 - Management's Discussion and Analysis below for a discussion of regulatory capital requirements.

Item 2.   Properties

     The main offices of First Bancorp, First Bank and First Bancorp Financial are located in a three-story building in the central business district of Troy, North Carolina. The building houses administrative, training and bank teller facilities. The Bank's Operations Division, including customer accounting functions, offices and operations of Montgomery Data Services, and offices for loan operations, are housed in a one-story steel frame building approximately one-half mile west of the main office. The Company operates 35 branches and facilities, including the main office, in the trade area as follows: Troy - main office and two additional full service branches and one teller-window facility; Albemarle, Asheboro, High Point, and Sanford - two full service branches in each; Pinehurst - one full service branch and one teller-window facility; Aberdeen, Archdale, Biscoe, Bennett, Candor, Denton, Kannapolis, Laurel Hill, Laurinburg, Lillington, Locust, Maxton, Pinebluff, Polkton, Richfield, Robbins, Rockingham, Seagrove, Seven Lakes, Southern Pines, and Vass - one full service branch in each. Following the close of business on December 31, 1998, the Company consolidated its 36th branch, Wagram, with its Laurinburg branch. The Company owns all its premises except seven branch offices for which the land and buildings are leased and two branch offices for which the land is leased but the buildings are owned. There are no other options to purchase or lease additional properties. The Company considers its facilities adequate to meet current needs and idle or vacant properties are insignificant.

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

     No matters were submitted to the shareholders during the fourth quarter of 1998.

PART II

Item 5.    Market for the Registrant's Common Stock and Related Shareholder
           Matters

     The Company's common stock trades on the NASDAQ National Market System of The NASDAQ Stock Market under the symbol FBNC. Tables 1 and 21, included in "Management's Discussion and Analysis" below, set forth the high and low market prices of the Company's common stock as traded by the brokerage firms that maintain a market in the Company's common stock and the dividends declared for the periods indicated. All per share amounts for reporting periods prior to 1996 have been restated from their originally reported amount to reflect the two-for-one stock split that was distributed in September 1996. See "Business - Supervision and Regulation" and note 14 to the consolidated financial statements for a discussion of regulatory restrictions on the payment of dividends. As of March 9, 1999 (the Company's record date for purposes of its 1999 Annual Meeting of Shareholders), there were approximately 900 shareholders of record and an estimated 800 shareholders whose stock is held in "street name."

Item 6.    Selected Financial Data

     Table 1 on page 28 sets forth selected financial data about the Company.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Management's discussion and analysis is intended to assist readers in understanding the Company's results of operations and changes in financial position for the past three years. This review should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 40 of this report and the supplemental financial data contained in Tables 1 through 21 included with this discussion and analysis. All per share amounts for periods prior to 1996 have been restated to reflect the two-for-one stock split distributed on September 13, 1996 to shareholders of record on August 30, 1996.

Mergers and Acquisitions

     On November  14,  1997,  First Bank  acquired a First Union  National  Bank
branch  located  in  Lillington,   North  Carolina.   Deposits  assumed  totaled
approximately $14,345,000. No loans were included in the purchase.

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

ANALYSIS OF RESULTS OF OPERATIONS

     Net interest income, the "spread" between earnings on interest-earning assets and the interest paid on interest-bearing liabilities, constitutes the largest source of the Company's earnings. Other factors that significantly affect operating results are the provision for loan losses, noninterest income such as service fees and noninterest expenses such as salaries, occupancy expense, equipment expense and other overhead costs, as well as the effects of income taxes.

Overview - 1998 Compared to 1997

     Net income for 1998 was a record $5,683,000, a 13.4% increase over the $5,012,000 earned in 1997. The 1998 net income amounted to $1.88 per basic share, a 13.3% increase over the $1.66 basic earnings per share in 1997. Earnings per share on a diluted basis amounted to $1.83 in 1998 compared to $1.62 in 1997, an increase of 13.0%. 1998 results included $227,000 (pretax) in gains from commercial loan sales, which are not common from a historical perspective but are the type of gain that may occur again in the future under certain circumstances. 1997 results included $168,000 (pretax) in nonrecurring income related to the receipt of an early termination fee for a data processing contract.

     A primary contributor to the growth in earnings during 1998 was a 16.1% increase in the Company's net interest income. This increase was a result of strong growth in loans and deposits. Partially offsetting the effects on earnings of the loan and deposit growth was a decrease in the Company's net interest margin and a higher provision for loan losses. The increase in the provision for loan losses from $575,000 in 1997 to $990,000 in 1998 was primarily attributable to the significant loan growth experienced by the Company, and not because of concerns about the Company's asset quality.

     Also contributing to the growth in earnings was a 12.2% increase in the Company's noninterest income, which grew from $4,150,000 in 1997 to $4,656,000 in 1998, an increase of $506,000. Core noninterest income, which the Company defines as service charges on deposit accounts, commissions from insurance sales, fees from presold mortgages, and other service charges, commissions, and fees, increased $656,000, or 17.5%, during 1998, from $3,744,000 in 1997 to
$4,400,000 in 1998. Noninterest income not defined as "core" amounted to $256,000 and $406,000 during 1998 and 1997, respectively, and is discussed in more detail below.

     Noninterest expenses increased $1,824,000, or 12.9%, from $14,088,000 in 1997 to $15,912,000 in 1998. These higher operating expenses were experienced in all areas of the Company's operations and are associated with the growth in the Company's branch network and customer base.

Overview - 1997 Compared to 1996

     First Bancorp's net income for 1997 amounted to $5,012,000, or basic earnings per share of $1.66, compared to $4,347,000, or basic earnings per share of $1.44, for 1996. This represents a 15.3% increase in net income and basic earnings per share over the prior year. Diluted earnings per share amounted to $1.62 in 1998, a 13.3% increase over the $1.43 diluted earnings per share for 1996. Excluding the after-tax effects of nonrecurring gains of $103,000, or

$0.03 per share, in the fourth quarter of 1997 related to an early termination fee of a data processing contract and $128,000, or $0.04 per share, in the third quarter of 1996 related to a branch sale, the 1997 increase in net income and basic earnings per share would have been 16.4% over 1996, and the increase in diluted earnings per share would have been 14.4%.

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

Net Interest Income

     Net interest income on a taxable-equivalent basis amounted to $21,649,000 in 1998, $18,808,000 in 1997, and $16,256,000 in 1996.

     Table 2 analyzes net interest income on a taxable-equivalent basis. The Company's net interest income on a taxable-equivalent basis increased by 15% in 1998 and 16% in 1997. These increases were primarily a result of a 24% increase in average earning assets in 1998 and a 12% increase in average earning assets during 1997. The effects of the 24% increase in average earning assets on taxable-equivalent net interest income in 1998 were partially offset by an overall narrowing of the Company's interest rate spread. The Company's net interest margin (net yield on average interest-earning assets) decreased 41 basis points to 5.24% in 1998 compared to 5.65% in 1997. The Company's interest rate spread (the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities) decreased 39 basis points, from 4.96% in 1997 to 4.57% in 1998.

     A significant factor in this narrowing of the spread during 1998 was a decrease in the average rate the Company earned on its loans. In 1998, the average interest rate the Company earned on its loans decreased 40 basis points, from 9.67% in 1997 to 9.27% in 1998. In addition to the effects of the average prime rate decreasing from 8.44% in 1997 to 8.35% in 1998, other factors contributing to the decline in the loan yield were a highly competitive market and a continuing slight shift in the Company's loan mix from riskier, but higher yielding, consumer installment loans, to less risky, but generally lower yielding, real estate loans - see Table 10 and additional discussion below. Another significant factor contributing to the narrowing of the interest rate spread was a lower yield earned on taxable securities. The yield the Company earned on its taxable securities decreased 35 basis points in 1998 to 6.37%, compared to 6.72% in 1997. This decline was primarily due to generally declining rates in the bond market that have occurred over the past few years, which has resulted in lower reinvestment yields of matured and called bonds.

     Despite the lower interest rate trend in the prime rate and bond market in 1998, the average rate that the Company paid on in its interest-bearing liabilities increased 12 basis points from 4.03% to 4.15%. The increase in the average rate paid on interest bearing deposits was due primarily to the Company more competitively pricing its deposits to fund the strong loan growth and a higher reliance on time deposits greater than $100,000, which generally carry higher interest rates. Average time deposits greater than $100,000 increased 49% during 1998 compared to a 25% increase for total average interest-bearing liabilities.

     In 1997, the effects of the 12% increase in average earning assets on taxable-equivalent net interest income were enhanced by an increase in the Company's interest rate spread by 19 basis points, from 4.77% in 1996 to 4.96% in 1997. In 1997 the yield realized on earning assets increased by 22 basis points from 1996, while the average yield the Company paid on interest-bearing liabilities increased by only 3 basis points, resulting in an increase in net interest margin of 20 basis points to 5.65% in 1997 from the 5.45% yield realized in 1996. The increase in yield realized on earning assets was primarily affected by a 20 basis point increase in the yield realized on loans that was largely a result of the 25 basis point increase in the Bank's prime lending rate that occurred in March 1997 and remained in effect for the remainder of the year. The average rate paid on deposits, although 3 basis points higher in 1997 compared to 1996, was favorably impacted by higher growth in lower yielding savings, NOW, and money market deposits (15% growth) versus higher yielding time deposits (9% growth).

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

     See additional information regarding net interest income on page 21 in the section entitled "Interest Rate Risk"

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

     The Company made provisions for loan losses of $990,000 in 1998 compared to $575,000 in 1997 and $325,000 in 1996. The increases in the provision for loan losses in both 1998 and 1997 were largely in response to a higher volume of loan growth experienced by the Company over the prior year's growth, as the Company's asset quality ratios improved during both years. The Company originated $77.8 million in new loans, net of repayments, in 1998 compared to $57.5 million in 1997 and $11.5 million in 1996.

      See the section entitled "Allowance for Loan Losses and Loan Loss Experience" below for a more detailed discussion of the allowance for loan losses. The allowance is monitored and analyzed regularly in conjunction with the Bank's loan analysis and grading program, and adjustments are made to maintain an adequate allowance for loan losses.

Noninterest Income

     Noninterest income recorded by the Company amounted to $4,656,000 in 1998, $4,150,000 in 1997, and $4,446,000 in 1996.

     The 12.2% increase in 1998 noninterest income compared to 1997 was driven by a $656,000, or 17.5%, increase in the amount of "core noninterest income" earned by the Company. Core noninterest income, which includes service charges on deposit accounts, commissions from insurance sales, fees from presold mortgages, and other service charges, commissions, and fees increased from $3,744,000 in 1997 to $4,400,000 in 1998. The 6.7% decrease in noninterest income from 1996 to 1997 was driven largely by a $164,000 decrease in core noninterest income. Noninterest income not defined as "core" amounted to $256,000 during 1998, $406,000 in 1997, and $538,000 in 1996.

     See Table 4 and the following discussion for an understanding of the components of noninterest income.

     Service charges on deposit accounts increased $182,000, or 7.5%, in 1998 after declining $148,000, or 5.8%, in 1997. The 1998 increase was due to, but did not keep pace with, the growth rate of deposits. Management believes that service charges on deposit accounts have not increased at the same rate as deposits in the last two years primarily due to the mix of the Company's deposit growth. The number of transaction accounts, which includes demand, savings, and money market deposits and generates the majority of these fees, have not increased at the same rate as the growth in time deposits, which have fewer related fees. Additionally, the dollar increases that have occurred in the outstanding balance of transaction accounts have been more heavily concentrated in a fewer number of accounts with large balances. Another factor in the essentially flat two-year deposit service charge growth relates to the Bank's decision during 1996 to increase fees for certain services to make them more commensurate with the related expenses the Bank incurred in providing the services. Also, an internal emphasis was placed on collecting the fees for all such services. This initially had the effect of increasing gross service fee revenue which resulted in higher total service charge revenues in 1996 as compared to 1995. Subsequently, management believes customers became more cognizant of the higher fees and made efforts to reduce their use of these services, which resulted in a decline in these same revenues for the Bank during 1997 compared to 1996.

     Commissions from insurance sales decreased by $38,000 in 1998 and $35,000 in 1997 as a result of lower commission fee rates negotiated with brokers, as well as a higher percentage of the Company's customers utilizing their home equity lines of credit to finance consumer purchases versus obtaining consumer installment loans, where the Company has typically brokered more insurance policies.

     Fees that the Company earns from presold mortgage loans grew by $253,000, or 89% during 1998 and have more than doubled since 1996. A lower interest rate environment conducive to mortgage loan refinancings and a dedicated staff of mortgage loan originators are primarily responsible for this significant increase.

     Other service charges, commissions, and fees increased by $259,000, or 34% in 1998 after being almost flat comparing 1997 to 1996. The primary reason for the increase in this category of income was a surcharge that was levied on non-customer ATM transactions beginning in March 1998. These revenues amounted to $142,000 in 1998, which is helping to defray the significant capital investment and maintenance expense incurred on ATM machines. The remainder of the increase in this category is largely due to increases in transaction-related fee activities such as credit card merchant income, check cashing fees, and debit card income that were higher due to the growth in the Company's customer base.

     Noninterest income not classified as "core" by the Company in 1998 was primarily comprised of gains from commercial loan sales. During 1998, the Company sold approximately $6.4 million in newly originated commercial loans that resulted in gains of $227,000. These sales were executed primarily to maintain a proper balance between the amount of loans and deposits that the Company maintains.

     Noninterest  income  not  classified  as "core" by the  Company in 1997 was primarily comprised of data processing fees totaling $274,000 and an early termination fee in the amount of $168,000 that Montgomery Data received from a bank that terminated its data processing contract with Montgomery Data prematurely. As noted earlier, Montgomery Data makes its excess data processing capabilities available to area financial institutions for a fee. Montgomery Data had one nonaffiliated customer in 1996 and for the first eleven months of 1997, at which time the customer terminated its contract as a result of being acquired by another institution and paid the early termination fee. Montgomery Data did not have any nonaffiliated customers from December 1997 to December 1998. In December 1998, a contract was signed to provide data processing for a nearby start-up bank. This customer is expected to contribute approximately $40,000 in fees during 1999. Montgomery Data is not aggressively marketing this service and has no other prospective customers at this time.

     Noninterest income not classified as "core" by the Company in 1996 was primarily comprised of $248,000 for data processing fees related to the nonaffiliated customer noted above and a net gain of $211,000 that the Company realized from a sale of a branch premises and its related deposits.

Noninterest Expenses

     Noninterest expenses for 1998 were $15,912,000, a 12.9% increase over the $14,088,000 recorded in 1997. The 1997 amount was 7.4% higher than the $13,113,000 incurred in 1996.

     The increases in noninterest expenses in the past two years occurred in almost all categories and were due primarily to the Company's growth. The
Company incurred higher expenses in order to properly process, manage, and service the 61% increase in loans and 48% increase in deposits that have occurred over the past two years. In addition, the Company's branch network grew from 30 to 36 branches from January 1, 1997 through December 1998 (the Wagram office was consolidated with the Laurinburg office on December 31, 1998 resulting in 35 remaining branches). Personnel expense, the single largest component of noninterest expense, increased 15.3% during 1998 and 12.3% during 1997. These increases were primarily due to additional employees associated with the Company's growth, as well as normal annual wage increases. The total number of employees of the Company increased 8% in 1998 and 10% in 1997.

     The Company has announced plans to open a new branch in Angier, NC, in the first quarter of 1999. In addition, the Company has announced plans to close two branches by consolidating them with other branches in the same towns. The effects of the net reduction in branches by one is not expected to have a significant impact on the Company's overall noninterest expense.

     Table 5 presents the components of the Company's noninterest expense during the past three years.

Income Taxes

     The provision for income taxes was $3,059,000 in 1998, $2,549,000 in 1997, and $2,213,000 in 1996. The 20% increase in tax expense in 1998 compared to 1997 is a result of a 16% increase in pretax income, as well as an increase in the Company's effective tax rate from 33.71% in 1997 to 34.99% in 1998. The increase in the Company's effective tax rate occurred as a result of the Company deriving a smaller percentage of its earnings from tax-exempt securities. The 15% increase in taxes when comparing 1997 to 1996 was due entirely to the Company's 15% increase in pretax income, as the Company's effective tax rate remained constant.

     Table 6 presents the components of tax expense and the related effective tax rates.

ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

     The following discussion focuses on the factors considered by management to be important in assessing the Company's financial condition. The Company's assets and deposits continued strong growth rates that began in 1997, reflecting growth in existing markets and expansion into new geographic areas. As previously noted, over the past two years, the Company's loans have grown by 61% and deposits have grown by 48%.

     Total assets were $491.8 million at December 31, 1998, an increase of 22.1% over December 31, 1997. Assets during 1997 grew to $402.7 million at year end, a 20.0% increase over the $335.5 million at December 31, 1996. Interest-earning assets amounted to $454.9 million at December 31, 1998, a 23.3% increase over the amount at December 31, 1997. Interest-earning assets at December 31, 1997 were $369.0 million, an increase of 20.7% over the $305.7 million held at December 31, 1996. Loans, the primary interest-earning asset, grew 27.7% in 1998 and 25.8% in 1997, with a total of $358.3 million at December 31, 1998.

     Funding the 1998 and 1997 asset growth were increases in deposits. Deposits increased 21.9%, or $79.0 million, during 1998, amounting to $440.3 million at year end. In 1997, deposits grew 21.3%, or $63.4 million, to $361.2 million at year end. Approximately $14 million of the 1997 asset and deposit growth can be attributed to a fourth quarter 1997 purchase of a First Union National Bank branch located in Lillington, N.C.

     The Company's assets and deposits have experienced compound annual growth rates of approximately 14% over the last five years.

Distribution of Assets and Liabilities

     Table 7 sets forth the percentage relationships of significant components of the Company's balance sheets at December 31, 1998, 1997, and 1996. The most significant variance in this table is the shift in asset mix over the past two years from securities to loans that is primarily due to strong loan growth that was partially funded with proceeds from securities maturities and sales.

Securities

     Information regarding the Company's securities portfolio as of December 31, 1998, 1997, and 1996 is presented in Tables 8 and 9. Total securities available for sale and held to maturity amounted to $77.3 million, $71.1 million, and $76.3 million at December 31, 1998, 1997, and 1996, respectively. The increase in securities at December 31, 1998 compared to December 31, 1997 is largely due to the Company purchasing approximately $19 million in securities during the fourth quarter of 1998. Until the fourth quarter of 1998, because of the relatively flat yield curve, the Company maintained its excess cash in overnight investments. With the steepening of the yield curve that occurred with the three successive 25 basis point rate cuts by the Federal Reserve beginning in early October, management of the Company purchased securities to realize the higher yield that could be obtained from securities versus overnight investments.

     The decrease in year end securities at December 31, 1997 as compared to 1996 was due to the Company investing more funds in overnight cash investments at year end to fund the strong loan demand experienced by the Company near year end, as well as the lack of yield incentive to invest in securities with maturities longer than overnight due to the flattening of the yield curve that occurred near that time. Average total securities were approximately $65.0 million during 1998 compared to $75.7 million during 1997 and $69.7 million in 1996. The lower average balance in securities during 1998 was due to the Company holding more cash in overnight investments versus investing in securities for most of the year for the reasons discussed above. The increase in the average balance of securities during 1997 was due to a higher level of funds provided by the slightly higher growth in the amount of average deposits during the year versus average loans, as well as funds provided by earnings of the Company.

     The composition of the securities portfolios at December 31, 1998, 1997, and 1996 reflects a shift in 1998 and 1997 from U.S. Treasuries and Government Agencies to higher yielding mortgage-backed securities, including collateralized mortgage obligations. Included in mortgage-backed securities at December 31, 1998 were collateralized mortgage obligations with an amortized cost of
$16,656,000 and a fair value of $16,620,000. Included in mortgage-backed securities at December 31, 1997 were collateralized mortgage obligations with an amortized cost of $5,157,000 and a fair value of $5,208,000.
     .
     At December 31, 1998, net unrealized gains of $60,000 were included in the carrying value of securities classified as available for sale compared to net unrealized gains of $282,000 at December 31, 1997 and $221,000 at December 31, 1996. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations. Net unrealized gains, net of applicable deferred income taxes, of $37,000, $186,000, and $146,000, have been reported as a separate component of shareholders' equity as of December 31, 1998, 1997, and 1996, respectively.

     The fair value of securities held to maturity, which the Company carries at amortized cost, exceeded their carrying value by $743,000 at December 31, 1998, $656,000 at December 31, 1997, and $394,000 in 1996. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.

     Table 9 provides  detail as to scheduled  contractual  maturities  and book yields on securities available for sale and securities held to maturity at December 31, 1998. Mortgage-backed securities are shown in the time periods consistent with their estimated life based on expected prepayment speeds. Approximately 66% of the available for sale portfolio has a maturity date within 5 years. The weighted average life of the available for sale portfolio using the maturity date for non-mortgage-backed securities, and the expected life for mortgage-backed securities was 4.1 years. If above-market callable bonds are assumed to be called at their call date, the average expected life of the available for sale portfolio drops to 3.1 years. The weighted average taxable-equivalent yield for the securities available for sale portfolio was 5.93% at December 31, 1998.

     The weighted average life of the securities held to maturity portfolio based on maturity dates was 5.4 years at December 31, 1998 with a weighted average taxable-equivalent yield of 8.04%. If above-market callable bonds are assumed to be called on their call date, the weighted average maturity of the held to maturity portfolio drops to 4.0 years.

     As of December 31, 1998 and 1997, the Company held no investment securities of any one issuer, other than U.S. Treasury and U.S. Government agencies or corporations, in which aggregate book values and market values exceeded 10% of shareholders' equity. Other than the collateralized mortgage obligations previously discussed, the Company owned no securities considered by regulatory authorities to be derivative instruments.

Loans

     Table 10 provides a summary of the loan portfolio composition at each of the past five year ends.

     Loans increased by $77.8 million, or 27.7%, in 1998 to $358.3 million from the $280.5 million held at December 31, 1997. The 1997 year end amount was $57.5 million, or 25.8%, higher than the $223.0 million balance at December 31, 1996.

     The majority of the 1998 loan growth occurred in loans secured by real estate, with approximately $69.1 million, or 89%, of the net 1998 loan growth occurring in real estate mortgage or real estate construction loans. In 1998, real estate mortgage loans grew 27.9%, real estate construction loans grew 89.2%, commercial, financial, and agricultural (CF&A) loans grew 15.4%, and installment loans to individuals grew 5.6%. For four out of the past five years, CF&A loans have comprised a lower percentage of the loan portfolio, and for five straight years, installment loans to individuals have decreased in relation to the overall portfolio. This shift from non-real estate to real estate loans has been partially due to a strategic shift towards higher dollar loans, which tend to be secured by real estate in most cases, in order to more quickly leverage the Bank's balance sheet and extensive branch network. As noted earlier, the shift to a higher percentage of real estate loans has contributed to the decrease in the Bank's loan yields and net interest margin, as real estate loans generally carry lower interest rates than non-real estate loans.

     The loan growth in 1997 was also concentrated in real estate loans, with real estate loans comprising 73% of the new loan growth. In 1997, real estate mortgage loans grew 25.1%, real estate construction loans grew 33.3%, CF&A loans grew 37.2%, and installment loans to individuals grew 11.6%.

     A large portion of the Company's loan portfolio has historically been comprised of loans secured by various types of real estate. At December 31, 1998, $274.4 million or 76.5% of the Company's loan portfolio was secured by liens on real property. Included in this total are $134.4 million, or 37.5% of total loans, in credit secured by liens on 1-4 family residential properties and $140.0 million, or 39.0% of total loans, in credit secured by liens on other types of real estate.

     Table 11 provides a summary of scheduled loan maturities over certain time periods, with fixed rate loans and adjustable rate loans shown separately. Approximately 33% of the Bank's loans outstanding at December 31, 1998 mature within one year and 82% of total loans mature within five years. These percentages are approximately the same as they were at December 31, 1997. The percentages of variable rate loans and fixed rate loans to total performing loans were 46.5% and 53.5% as of December 31, 1998 compared to 51.9% and 48.1%, respectively, as of December 31, 1997. The bank intentionally makes a blend of fixed and variable rate loans so as to reduce interest rate risk. The yield on performing loans as of December 31, 1998 was 8.63% compared to 9.23% at December 31, 1997 and 9.17% at December 31, 1996. The decrease in the yield at December 31, 1998 is primarily due to a 75 basis point lower prime rate when compared to a year earlier. The slight increase in yield at December 31, 1997 was primarily a result of a higher prime rate in effect at year end. Both years were affected by the Company's general trend, beginning in the second half of 1997, of originating larger balance real estate loans with slightly lower yields.

     See additional information regarding interest rate risk on page 21 in the section entitled "Interest Rate Risk."

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

     Nonperforming loans (which includes nonaccrual loans and restructured loans) as of December 31, 1998, 1997 and 1996 totaled $849,000, $1,283,000, and
$2,186,000, respectively. Nonperforming loans as a percentage of total loans amounted to 0.24%, 0.46%, and 0.98%, at December 31, 1998, 1997, and 1996,
respectively. The decrease in nonperforming loans from 1997 to 1998 is primarily due to improved overall loan quality, as well as the pay-out of a $230,000 loan in the first quarter of 1998 that was on nonaccrual status at December 31, 1997. The decrease in nonperforming loans at December 31, 1997 as compared to December 31, 1996 is primarily attributable to the resolution of several relationships that resulted in partial charge-offs during the year, as well as generally improved loan quality. The increase in nonperforming loans at December 31, 1996 compared to December 31, 1995 was largely due to $1,300,000 more in loans on nonaccrual status that were assumed in corporate acquisitions occurring in 1994 and 1995. These nonaccrual loans that were originated by other institutions amounted to $1,461,000 at December 31, 1996 compared to $161,000 at December 31, 1995. As of December 31, 1998, the largest nonaccrual balance to any one borrower was $220,000, with the average balance for the 29 nonaccrual loans being approximately $21,000.

    If the nonaccrual loans and restructured loans as of December 31, 1998, 1997 and 1996 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $60,000, $91,000 and $183,000 for nonaccrual loans and $25,000, $34,000 and $41,000 for restructured loans would have been recorded for 1998, 1997 and 1996, respectively. Interest income on such loans that was actually collected and included in net income in 1998, 1997 and 1996 amounted to approximately $22,000, $32,000 and $81,000 for nonaccrual loans (prior to their being placed on nonaccrual status) and $24,000, $25,000 and $30,000 for restructured loans, respectively.

     In addition to the nonperforming loan amounts included above, management believes that an estimated $1,200,000-$1,400,000 of loans that are currently performing in accordance with their contractual terms may potentially develop problems depending upon the particular financial situations of the borrowers and economic conditions in general. Management has taken these potential problem loans into consideration when evaluating the adequacy of the allowance for loan losses at December 31, 1998 (see discussion below).

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

     Foreclosed, repossessed, and idled properties have changed only slightly in total amount over the past two years, amounting to $505,000 at December 31, 1998 compared to $560,000 at December 31, 1997, and $572,000 at December 31, 1996. Foreclosed, repossessed, and idled properties represented 0.10%, 0.14%, and 0.17% of total assets at the end of 1998, 1997, and 1996, respectively. The Company's management has reviewed recent appraisals of these properties and believes that their fair values, less estimated costs to sell, exceed the respective carrying values at the dates presented.

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

     The Bank uses a loan analysis and grading program to facilitate its evaluation of possible future loan losses and the adequacy of its allowance for loan losses. In this program, risk grades are assigned by management and tested by the Bank's Internal Audit Department and an independent third party consulting firm. The testing program includes an evaluation of a sample of new loans, loans that management identifies as having potential credit weaknesses, loans past due 90 days or more, nonaccrual loans and any other loans identified during previous regulatory and other examinations.

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

     The allowance for loan losses amounted to $5,504,000 at December 31, 1998 compared to $4,779,000 as of December 31, 1997 and $4,726,000 at December 31, 1996. This represented 1.54%, 1.70%, and 2.12%, of loans outstanding as of December 31, 1998, 1997, and 1996, respectively. The allowance for loan losses as a percentage of total loans has been gradually decreasing since its high of 2.81% at September 30, 1994. The September 30, 1994 high of 2.81% was an increase from the 1.79% ratio at June 30, 1994 due primarily to an addition to the allowance of $2.5 million that was recorded in the third quarter of 1994 in connection with a corporate acquisition in which a higher risk loan portfolio was acquired. The general decrease in the ratio of allowance for loan losses to total loans since then has been largely due to charge-offs associated with that portfolio, strong recent loan growth, as well as generally improved overall loan quality. As noted in Table 12, the Company's allowance for loan losses as a percentage of nonperforming loans amounted to 648.29% at December 31, 1998 compared to 372.49% at December 31, 1997 and 216.19% at December 31, 1996.

     Table 13 sets forth the allocation of the allowance for loan losses at the dates indicated. The portion of these reserves that was allocated to specific loan types in the loan portfolio increased from $3,789,000 at December 31, 1997 to $4,220,000 at December 31, 1998. This increase was due to growth in the Company's loan portfolio, as the Company reserves a minimum percentage for all loans outstanding. The allocated allowance decreased in 1997 to $3,789,000 from $4,104,000 at December 31, 1996. This decrease was due to significant improvement in the Company's loan quality, which was partially offset by the effects of the minimum reserve percentage on the Company's high 1997 loan growth. In addition to the allocated portion of the allowance for loan losses, the Company maintains an unallocated portion that is not assigned to any specific category of loans, but rather is intended to reserve for the inherent risk in the overall portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories. The general increase in the unallocated portion of the allowance for loan losses has been consistent with overall loan growth.

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

     For the years indicated, Table 14 summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance arising from charge-offs and recoveries by category, and additions to the allowance that have been charged to expense. The Company's net loan charge offs were approximately $265,000 in 1998, $522,000 in 1997, and $186,000 in 1996. This
represents 0.08%, 0.21%, and 0.09% of average loans during 1998, 1997, and 1996, respectively. In the current economic environment, the Company generally projects annual net charge-offs to average loans of approximately 0.20% to 0.30%. For the year ended 1996, several large recoveries were primarily responsible for the low 0.09% net charge-off percentage. For 1998, unusually low gross charge-offs of $434,000 were primarily responsible for the low net charge-off percentage of 0.08%. Charge-offs in 1995 included approximately $590,000 of loans related to the parties involved in a litigation matter that was settled on December 28, 1995.

Deposits

     The average amounts of deposits of the Company for the years ended December 31, 1998, 1997 and 1996 are presented in Table 15. Average deposits grew $76.3 million, or 23.8%, during 1998 to $397.0 million. Average deposits for 1997 grew by 10.4% over the 1996 average to $320.7 million.

     The $44.8 million in growth in the two time deposit categories accounted for 58.7% of the 1998 growth, with average time deposits greater than $100,000 increasing by $17.0 million, or 48.6%, during the year and average other time deposits growing by $27.9 million, or 23.4%. The increase in time deposits during 1998 was due to expansion of the Company's customer base, as well as the Company more competitively pricing time deposits in order to help fund the strong loan growth. Despite the slightly lower interest rate environment during 1998, this more competitive pricing increased the average rate that the Company paid on time deposits greater than $100,000 from 5.75% in 1997 to 5.91% in 1998, and increased the average rate that the Company paid on other time deposits from 5.28% in 1997 to 5.34% in 1998. While time deposits experienced the highest growth rates, the growth rates of the other deposit categories were also strong, with average interest-bearing demand deposits growing by 17.4%, average savings deposits growing by 19.9%, and average non-interest bearing deposits growing by 21.1%. The four basis point decrease in the average rate paid on interest-bearing demand deposits in 1998 can be attributed to reductions in the rates that the Company paid on these accounts that were made when the prime and federal funds rates were decreased in the last quarter of the year. The five basis point increase in the average rate paid on savings deposits is largely a result of most of the growth in this category occurring in the Company's higher yielding preferred savings sweep account.

     The category of deposits with the largest percentage increase during 1997 was interest-bearing demand deposits, which increased by 20.0%. This increase can be partially attributed to the Company restructuring several of its accounts within this category to offer more competitive rates. This resulted in a 24 basis point increase in the average rate paid on interest-bearing demand deposits for the year. For 1997, average savings deposits increased by 2.7%, average time deposits increased by 8.8%, and average noninterest-bearing deposits grew by 4.5%, over the averages from 1996.

     The Company has a large, stable base of time deposits with little dependence on volatile public deposits of $100,000 or more. The time deposits are principally certificates of deposit and individual retirement accounts obtained from individual customers. Deposits of certain local governments and municipal entities represented 4.2% of the Bank's total deposits at December 31, 1998. All such public funds are collateralized by investment securities. The Company does not purchase brokered deposits.

     As of December 31, 1997, the Company held approximately $60,720,000 in time deposits of $100,000 or more and other time deposits of $156,639,000. Table 16 is a maturity schedule of time deposits of $100,000 or more as of December 31, 1998. This table shows that 86.7% of the Company's time deposits greater than $100,000 mature within one year.

Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk - Item 7A.)

     Net interest income is the Company's most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, the Company's level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities. It is the Company's policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. The Company's exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of "shock" interest rates. Over the years, the Company has been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past ten years the net interest margin has not varied in any single year by more than the 41 basis point change experienced by the Company in 1998, and the lowest net interest margin realized over that same period is within 60 basis points of the highest. Prior to 1998, the most that the Company's net interest margin varied from one year to the next was 20 basis points.

     The Company reported a net interest margin of 5.03% in the fourth quarter of 1998 compared to 5.14% in the third quarter of 1998, 5.30% in the second quarter of 1998 and 5.55% in the first quarter of 1998. Management believes, that assuming a relatively static interest rate environment, the net interest margin should stabilize. At the end of the third quarter of 1998, when changes in the prime rate began to occur, the Company's interest sensitivity position was similar to that at December 31, 1998 as illustrated in Table 17. Table 17 illustrates that the Company is more liability sensitive in the "over 3 to 12 month" horizon than in the "3 months or less" horizon. As the effects of the fourth quarter drop in the prime rate continue to manifest, the Company expects to have more liabilities repricing at the lower prime-adjusted rate than assets. The positive effects on net interest income of this scenario are likely to be offset by continued competitive pricing pressures, as well as securities that are expected to be called. While the Company can not guarantee stability in the net interest margin in the future, at this time, management does not expect significant fluctuations.

     See additional discussion of the Company's net interest margin in the "Net Interest Income" section above.

     Table 17 sets forth the Company's interest rate sensitivity analysis as of December 31, 1998, using stated maturities for all instruments except mortgage-backed securities which are shown as a lump sum in the period consistent with their weighted average estimated life. As illustrated by this table, the Company has $110.7 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets (this amount is reduced by approximately $10 million if above-rate callable bonds are assumed to be called on their call date). This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at December 31, 1998 subject to interest rate changes within one year are deposits totaling $160.4 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators. Thus, the Company believes that near term net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates. As of December 31, 1998, approximately 83% of interest-earning assets could be repriced within five years and substantially all interest-bearing liabilities could be repriced within five years.

     The Company has no market risk sensitive instruments held for trading purposes, nor does it maintain any foreign currency positions. Table 18 presents the expected maturities of the Company's other than trading market risk sensitive financial instruments. Table 18 also presents the fair values of market risk sensitive instruments as estimated in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The Company's fixed rate earning assets have estimated fair values that are slightly higher than their carrying value. This is due to the yields on these portfolios being slightly higher than market yields at December 31, 1998 for instruments with maturities similar to the remaining term of the portfolios due to a generally declining interest rate environment at year end. The estimated fair value of the Company's time deposits is higher than its book value for the same reason.

Off-Balance Sheet Risk

     In the normal course of business there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the financial statements. These commitments are not recorded as an asset or liability until exercised. As of December 31, 1998, the Company had outstanding loan commitments of $84,383,000, of which $70,851,000 were at variable rates and $13,532,000 were at fixed rates. Included in outstanding loan commitments were unfunded commitments of $33,996,000 on revolving credit plans, of which $29,726,000 were at variable rates and $4,270,000 were at fixed rates. Additionally, standby letters of credit of approximately $924,000 and $1,108,000 were outstanding at December 31, 1998 and 1997, respectively. The Company's exposure to credit loss for the aforementioned commitments in the event of nonperformance by the party to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. However, management believes that these commitments represent no more than the normal lending risk that the Company commits to its borrowers. If these commitments are drawn, the Company plans to obtain collateral if it is deemed necessary based on management's credit evaluation of the counter-party. The types of collateral held varies but may include accounts receivable, inventory and commercial or residential real estate. Management expects any draws under existing commitments to be funded through normal operations.

     Derivative financial instruments include futures,  forwards,  interest rate
swaps,  options  contracts,   and  other  financial   instruments  with  similar
characteristics. The Company does not engage in derivatives activities.

Return On Assets And Equity

     Table 19 shows return on assets (net income divided by average total assets), return on equity (net income divided by average shareholders' equity), dividend payout ratio (dividends declared per share divided by net income per share) and shareholders' equity to assets ratio (average shareholders' equity divided by average total assets) for each of the years in the three-year period ended December 31, 1998.

Liquidity

     The Company's liquidity is determined by its ability to convert assets to cash or acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. The Company's primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments. The Company's securities portfolio is comprised almost entirely of readily marketable securities which could also be sold to provide cash. In addition, the Bank has the ability, on a short-term basis, to purchase $15 million in federal funds from other financial institutions and has a $50 million line of credit with the Federal Home Loan Bank (the "FHLB") in place that can provide short or long term financing. The Company has not historically had to rely on these sources of credit as a source of liquidity. The Company has experienced an increase in its loan to deposit ratio over the past two years, from 74.9% at December 31, 1996 to 77.7% at December 31, 1997 to 81.4% at December 31, 1998, as a result of the significant loan growth experienced. This strong loan growth has reduced the Company's liquidity sources. To further enhance available liquidity sources, during 1998 the Company increased its available line of credit with the FHLB from $36 million to $50 million. Beginning in the third quarter of 1998, although the Company did not have any liquidity or funding difficulties, the Company began making periodic draws and repayments on this line of credit on an overnight basis to maintain liquidity ratios at internally targeted levels. At December 31, 1998, the Company had outstanding short-term borrowings totaling $6 million, while the average amount outstanding for the year was $2.5 million. The Company's management believes its liquidity sources are at an acceptable level and remain adequate to meet its operating needs.

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

     The Company and the Bank must comply with regulatory capital requirements established by the FRB and FDIC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on both the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require the Company to maintain minimum ratios of "Tier 1" capital to total risk-weighted assets and total capital to risk-weighted assets of 4.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which for the Company is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company adjusted for their related risk levels using formulas set forth in FRB and FDIC regulations.

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

     In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for classification as "well capitalized," which are presented with the minimum ratios and the Company's ratios at December 31, 1998, 1997 and 1996 in Table 20.

     At December 31, 1998, 1997 and 1996, the Company was in compliance with all existing capital requirements. Although the Company continues to exceed even the regulatory thresholds for "well capitalized" status, the Company's capital ratios have been steadily declining with the strong growth the Company has experienced. The Company's Total Risk-Based Capital to Tier II Risk Adjusted Assets ratio of 10.75% at December 31, 1998, compared to the "well capitalized" threshold of 10.00%, is the only one of the three regulatory ratios that is within 200 basis points of falling below the "well capitalized" threshold. The Company has plans in place to correct any ratio that falls below the "well capitalized" threshold.

     See "Supervision and Regulation" under "Business" above and note 14 to the consolidated financial statements for discussion of other matters that may affect the Company's capital resources.

Year 2000 Issue

     The  Company   recognizes   and  is  addressing  the   potentially   severe
implications of the "Year 2000 Issue." The "Year 2000 Issue" (also known as "Y2K") is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations as the year 2000 approaches. This issue is caused by the fact that many of the world's existing computer programs use only two digits to identify the year in the date field of a program. These programs were designed and developed without considering the impact of the upcoming change in the century and could experience serious malfunctions when the last two digits of the year change to "00" as a result of identifying a year designated "00" as the year 1900 rather than the year 2000. This misidentification could prevent the Company from being able to engage in normal business operations, including, among other things, miscalculating interest accruals and the inability to process customer transactions. Because of the potentially serious ramifications of the Year 2000 Issue, the Company is taking the Year 2000 Issue very seriously.

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

     The next phase for the Company under the Plan is to complete a comprehensive testing of all known processes. Under the plan, processes are initially to be tested on a stand-alone basis and then they are to be tested on an integrated basis with other processes. Testing of the Company's processes on a stand-alone basis is substantially complete. Testing on a integrated basis is scheduled to be complete by May 31, 1999. Management plans for any corrective actions to be implemented to ensure that the Company is fully prepared for the year 2000 by the end of the second quarter of 1999. The most significant phase of testing is the testing of the Company's core software applications. Upgrades of the core software applications currently used by the Company were received from the software vendor in June 1998 and were represented to be Year 2000 compliant by the vendor. These applications were successfully loaded onto the Company's hardware system in July 1998 and Year 2000 testing began in September 1998. The testing of the core applications on a stand-alone basis revealed no problems and none are expected to be encountered during the integrated testing.

     Another part of the Company's Year 2000 plan is to assess the Year 2000 readiness of its significant borrowers and depositors. Through the use of questionnaires and personal contacts, the Company has gathered information regarding the Year 2000 readiness of significant borrowers and depositors of the Company. The assessment of the Company's significant depositors is complete. The assessment of the Company's significant borrowers is currently in process and is expected to be complete by the end of the first quarter of 1999. Customers who the Company has Year 2000 concerns about are being counseled on the Year 2000 Issue, urged to take action, and placed on an internal watch list that will be updated on a quarterly basis and reviewed and monitored by the Company for any potential effects on the Company. Based on the evaluation to date, management of the Company does not believe that the number or magnitude of customers with potential Year 2000 problems will be significant. Prospective new loan customers are also assessed for Year 2000 compliance as a part of the underwriting process of significant loans.

     Management is also working closely with outside consultants and the FDIC on the Company's Year 2000 readiness.

     In the Company's 1997 Form 10-K, the Company disclosed an estimated range of total costs to address the Year 2000 Issue to be from $100,000 to $150,000. During the second quarter of 1998, management believed that the estimated cost to modify the Company's automated teller machines (ATMs) would likely be higher than originally projected. As a result, the Company projected the total costs to address the Year 2000 Issue to be from $175,000 to $200,000. In the fourth quarter of 1998, the Company's Year 2000 testing of its existing ATMs was successful, and now the Company does not believe that there will be any significant Year 2000 costs associated with the Company's ATMs. Based on an evaluation of the Company's current Year 2000 status, it is now management's belief that total Year 2000 costs will be approximately $100,000, which are being expensed as they occur. In 1998 and to date, the Company expensed approximately $32,000 in Year 2000 Issue related costs. The majority of the remainder of the Year 2000 Issue costs are expected to occur in the first half of 1999. The estimated and actual Year 2000 costs include only direct external costs associated with Year 2000 readiness, and do not include any amounts attributable to the significant time that management and the staff of the Company has spent planning, preparing and testing for Year 2000 readiness. Although funding of the Year 2000 project costs will come from normal operating cash flow, the external expenses associated with the Year 2000 Issue will directly reduce otherwise reported net income for the Company.

     Management of the Company believes that the potential effects on the Company's internal operations of the Year 2000 Issue can and will be addressed prior to the Year 2000. However, if required modifications or conversions are not made or are not completed on a timely basis prior to the Year 2000, the Year 2000 Issue could disrupt normal business operations. The most reasonably likely worst case Year 2000 scenarios foreseeable at this time would include the Company temporarily not being able to process, in some combination, various types of customer transactions. This could affect the ability of the Company to, among other things, originate new loans, post loan payments, accept deposits or allow immediate withdrawals, and, depending on the amount of time such a scenario lasted, could have a material adverse effect on the Company. Because of the serious implications of these scenarios, the primary emphasis of the Company's Year 2000 efforts is to correct, with complete replacement if necessary, any systems or processes whose Year 2000 test results are not satisfactory prior to the year 2000. Nevertheless, should one of the most reasonably likely worst case scenarios occur in the year 2000, the Company is currently refining a contingency plan that would allow for limited transactions, including the ability to make certain deposit withdrawals, until the Year 2000 problems are remediated.

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

Accounting Changes

     The Company prepares its financial statements and related disclosures in conformity with standards established by, among others, the Financial Accounting Standards Board (the "FASB"). Because the information needed by users of financial reports is dynamic, the FASB frequently issues new rules and proposed new rules for companies to apply in reporting their activities. During 1998, the Company adopted three new accounting standards: Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." None of the three standards adopted in 1998 changed the way Company measures its assets, liabilities, income or expense. The three standards adopted in 1998 are discussed below.

     On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which established standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. This statement does not change or modify the reporting or display in the income statement. SFAS No. 130 was effective for interim and annual periods beginning after December 15, 1997. Comparative financial statements for earlier periods have been presented to reflect the application of this statement.

    The FASB has issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. SFAS No. 131 was effective for financial statements for periods beginning after December 15, 1997. In all material respects, the Company's operations are entirely within the commercial banking segment, and the information presented herein reflects the results of that segment.

     On January 1, 1998, the Company adopted SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." This statement standardized the disclosure requirements of pensions and other postretirement benefits. This statement did not change any measurement or recognition provisions, and thus did not materially impact the Company. The Company has two defined benefit plans that were subject to the disclosures required by this statement. See the required disclosures in note 10 to the consolidated financial statements.

     The Financial Accounting Standards Board has also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Because the Company has not historically and does not currently employ the use of derivatives, this Statement is not expected to impact the Company.

     In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which affected the way the Company measured and presented its earnings per share information.

    The Company adopted SFAS No. 128, "Earnings Per Share" (SFAS No. 128) as of December 31, 1997. SFAS No. 128 superseded Accounting Principles Board Opinion No. 15, "Earnings Per Share" (APB No. 15) which the Company had followed until the adoption of SFAS No. 128. For companies that have potentially issuable stock (complex capital structures), such as First Bancorp with its stock option plan, SFAS No. 128 requires that two earnings per share amounts be disclosed - 1) Basic Earnings Per Share and 2) Diluted Earnings Per Share. Basic Earnings Per Share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Currently, the Company's only dilutive potential common stock issuances relate to options that have been issued under the Company's stock option plan- see note 13 to the consolidated financial statements for additional information regarding the stock option plan. In computing Diluted Earnings Per Share, it is assumed that all such dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate Diluted Earnings Per Share for the Company.

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

Table 1    Selected Consolidated Financial Data
--------------------------------------------------------------------------------------------------------------------------------
                                                                         Year Ended December 31,                      Five-Year
($ in thousands except per share                                                                                       Compound
         and nonfinancial data)                          1998        1997         1996         1995        1994         Growth
                                                      --------      ------       ------       ------      ------         ----
Income Statement Data
Interest income                                       $ 35,344      29,197       25,468       23,106      18,873         15.1%
Interest expense                                        14,356      11,123        9,916        8,953       6,257         18.8%
Net interest income                                     20,988      18,074       15,552       14,153      12,616         12.8%
Provision for loan losses                                  990         575          325          900         387         10.9%
Net interest income after provision                     19,998      17,499       15,227       13,253      12,229         12.9%
Noninterest income                                       4,656       4,150        4,446        3,777       3,293         10.7%
Noninterest expense                                     15,912      14,088       13,113       14,868      11,380          9.8%
Income before income taxes                               8,742       7,561        6,560        2,162       4,142         18.6%
Income taxes                                             3,059       2,549        2,213          580       1,155         24.5%
Net income                                               5,683       5,012        4,347        1,582       2,987         16.0%
                                                      --------      ------       ------       ------      ------         ----

Per Share Data
Earnings - basic                                      $   1.88        1.66         1.44         0.53        0.99         15.9%
Earnings - diluted                                        1.83        1.62         1.43         0.52        0.99         15.3%
Cash dividends declared                                   0.60        0.52         0.44         0.35        0.33         15.7%
Dividend payout per basic share                          31.91%      31.33%       30.56%       66.04%      33.33%        -0.2%
Market Price
     High                                            $   42.00       35.00        19.50        14.75       11.50         32.0%
     Low                                                 24.00       18.50        11.50        10.25        9.00         26.6%
     Close                                               29.00       35.00        18.50        12.75       10.50         22.5%
Stated book value                                        13.40       12.17        11.02        10.04        9.57          8.0%
Tangible book value                                      11.47       10.02         9.08         7.95        7.48          5.8%
                                                      --------      ------       ------       ------      ------         ----

Selected Balance Sheet Data (at year end)
Securities                                         $    77,280      71,133       76,265       69,397      67,092          3.3%
Loans                                                  358,334     280,513      223,032      211,522     185,749         17.9%
Allowance for loan losses                                5,504       4,779        4,726        4,587       5,009         14.5%
Intangible assets                                        5,843       6,487        5,834        6,306       6,279         33.6%
Total assets                                           491,838     402,669      335,450      321,739     289,613         13.8%
Deposits                                               440,266     361,224      297,861      287,715     258,430         14.2%
Total shareholders' equity                              40,494      36,765       33,232       30,277      28,790          8.1%
                                                      --------      ------       ------       ------      ------         ----

Selected Average Balances
Assets                                              $  443,214     359,879      326,221      296,400     267,227         12.3%
Loans                                                  325,477     245,596      217,900      192,035     168,167         16.9%
Earning assets                                         412,858     333,029      298,308      269,313     244,708         12.8%
Deposits                                               396,987     320,659      290,510      262,846     236,725         12.7%
Interest-bearing liabilities                           345,528     276,148      247,883      225,006     204,141         12.2%
Shareholders' equity                                    38,946      35,024       31,896       30,461      28,197          7.8%
                                                      --------      ------       ------       ------      ------         ----

                                                                        Year Ended December 31,                       Five-Year
($ in thousands except per share                                                                                       Compound
         and nonfinancial data)                          1998        1997         1996         1995        1994         Growth
                                                      --------      ------       ------       ------      ------         ----
Ratios
Return on average equity                                14.59%      14.31%       13.63%        5.19%      10.59%
Return on average assets                                 1.28%       1.39%        1.33%        0.53%       1.12%
Net interest margin (taxable-equivalent basis)           5.24%       5.65%        5.45%        5.50%       5.41%
Average shareholders' equity to average assets           8.79%       9.73%        9.78%       10.28%      10.55%
Average loans to average deposits                       82.00%      76.59%       75.01%       73.06%      71.04%
Net charge-offs to average loans                         0.08%       0.21%        0.09%        0.79%       0.39%
                                                      --------      ------       ------       ------      ------         ----

Nonfinancial Data
Number of employees (full/part time)                    245/41      228/37       213/29       201/25      198/26
Number of banking offices                                   35          33           30           30          28
                                                      --------      ------       ------       ------      ------         ----

(1) 1997 results include a fourth quarter nonrecurring gain of $168,000 before tax, or $103,000 after tax ($0.03 per share), related to a customer's early termination fee of a data processing contract. 1996 results include a nonrecurring net gain of $211,000 before tax, or $128,000 after tax ($0.04 per share), from the third quarter 1996 sale of a branch office and a vacated building. 1995 results include nonrecurring net charges of $2,691,000 before tax, or $1,638,000 after tax (or $0.54 per share), from the fourth quarter settlement of litigation and unrelated severance expenses for two senior managers. 1995 results also include pretax noninterest expenses of $789,000 related to the litigation settlement.

(2) Per share amounts for 1995 and before have been restated to reflect the two-for-one stock split distributed in September 1996.

 Table 2    Average Balances and Net Interest Income Analysis
--------------------------------------------------------------------------------

                                                                       Year Ended December 31,
                                   ------------------------------------------------------------------------------------------------
                                                 1998                             1997                            1996
                                   -------------------------------  -------------------------------  ------------------------------
                                                          Interest                         Interest                        Interest
($ in thousands)                   Average      Average    Earned    Average     Average    Earned     Average    Average    Earned
                                   Volume        Rate     or Paid    Volume       Rate     or Paid    Volume      Rate      or Paid
                                   ------        ----     -------    ------       ----     -------    ------      ----      -------
Assets
Loans (1)                          $325,477      9.27%  $  30,186   $245,596      9.67%  $  23,754   $217,900      9.47%  $  20,644
Taxable securities                   45,496      6.37%      2,898     53,710      6.72%      3,610     49,617      6.27%      3,110
Non-taxable securities (2)           19,474      8.71%      1,696     21,994      8.74%      1,923     20,074      9.09%      1,825
Short-term investments,
    principally federal funds        22,411      5.47%      1,225     11,729      5.49         644     10,717      5.53%        593
                                   --------             ---------   --------             ---------   --------             ---------
Total interest-
    earning assets                  412,858      8.72%     36,005    333,029      8.99%     29,931    298,308      8.77%     26,172
                                                        ---------                        ---------                        ---------
Cash and due from banks              14,659                           12,748                           12,906
Bank premises and
    equipment, net                    8,783                            8,096                            7,920
Other assets                          6,914                            6,006                            7,087
                                   --------                         --------                         --------
Total assets                       $443,214                         $359,879                         $326,221
                                   ========                         ========                         ========

Liabilities and Equity
Savings, NOW and money
     market deposits               $144,133      2.29%      3,305    122,063      2.31%      2,820    106,273      2.15%      2,284
Time deposits greater
     than $100,000                   51,836      5.91%      3,063     34,872      5.75%      2,004     31,524      5.74%      1,811
Other time deposits                 147,036      5.34%      7,845    119,158      5.28%      6,296    110,079      5.29%      5,820
                                   --------             ---------   --------             ---------   --------             ---------
Total interest-
    bearing deposits                343,005      4.14%     14,213    276,093      4.03%     11,120    247,876      4.00%      9,915
Short-term borrowings                 2,523      5.67%        143         55      5.45%          3          7      5.72%          1
                                   --------             ---------   --------             ---------   --------             ---------
Total interest-
    bearing liabilities             345,528      4.15%     14,356    276,148      4.03%     11,123    247,883      4.00%      9,916
                                                        ---------                        ---------                        ---------
Non-interest-
    bearing deposits                 53,982                           44,566                           42,634
Other liabilities                     4,758                            4,141                            3,808
Shareholders' equity                 38,946                           35,024                           31,896
                                   --------                         --------                         --------
Total liabilities and
    shareholders' equity           $443,214                         $359,879                         $326,221
                                   ========                         ========                         ========

Net yield on interest-
    earning assets and
    net interest income                          5.24%  $  21,649                  5.65% $  18,808                 5.45%  $  16,256
                                                        =========                        =========                        =========
    Interest rate spread                         4.57%                             4.96%                           4.77%

(1) Net of unearned income of $0, $0, and $5,000 in 1998, 1997, and 1996 respectively. Average loans includes nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized loan fees in the amounts of $642,000, $583,000, and $512,000 for 1998, 1997, and 1996, respectively.

(2) Includes tax-equivalent adjustments of $661,000, $734,000, and $704,000 in 1998, 1997, and 1996 respectively, to reflect the federal and state benefit of the tax-exempt securities, reduced by the related nondeductible portion of interest expense.

Table 3    Volume and Rate Variance Analysis
--------------------------------------------------------------------------------
                                                      Year Ended December 31, 1998              Year Ended December 31, 1997
                                                --------------------------------------    ---------------------------------------
                                                Change Attributable to                      Change Attributable to
                                                ----------------------                      ----------------------
                                                                               Total                                      Total
 (In thousands)                                  Changes         Changes      Increase      Changes         Changes      Increase
                                              in Volumes        in Rates     (Decrease)   in Volumes       in Rates     (Decrease)
                                              ----------        --------     ----------   ----------       --------     ----------
Interest income (tax-equivalent):
     Loans ..............................     $   7,567         (1,135)         6,432      $   2,651           459          3,110
     Taxable securities .................          (538)          (174)          (712)           266           234            500
     Non-taxable securities .............          (220)            (7)          (227)           171           (73)            98
     Short-term investments, principally
           federal funds sold ...........           585             (4)           581             56            (5)            51
                                              ---------         ------          -----      ---------           ---          -----
               Total interest income ....         7,394         (1,320)         6,074          3,144           615          3,759
                                              ---------         ------          -----      ---------           ---          -----

 Interest expense:
     Savings, NOW and money
          market deposits ...............           508            (23)           485            352           184            536
     Time deposits greater than $ 100,000           989             70          1,059            192             1            193
     Other time deposits ................         1,480             69          1,549            480            (4)           476
                                              ---------         ------          -----      ---------           ---          -----
          Total interest-bearing deposits         2,977            116          3,093          1,024           181          1,205
     Short-term borrowings ..............           137              3            140              5            (3)             2
                                              ---------         ------          -----      ---------           ---          -----
              Total interest expense ....         3,114            119          3,233          1,029           178          1,207
                                              ---------         ------          -----      ---------           ---          -----

                     Net interest income      $   4,280         (1,439)         2,841      $   2,115           437          2,552
                                              =========         ======          =====      =========           ===          =====

(1) Changes attributable to both volume and rate are allocated equally between rate and volume variances.

 Table 4  Noninterest Income
--------------------------------------------------------------------------------

                                                              Year Ended December 31,
                                                        ---------------------------------
(In thousands)                                           1998          1997          1996
                                                        -------        -----        -----
Service charges on deposit accounts ...............     $ 2,595        2,413        2,561
Commissions from insurance sales ..................         240          278          313
Fees from presold mortgages .......................         537          284          254
Other service charges, commissions, and fees ......       1,028          769          780
                                                        -------        -----        -----
     Total core noninterest income ................       4,400        3,744        3,908
Data processing fees ..............................           5          274          248
Loan sale gains ...................................         227         --           --
Securities gains (losses), net ....................          29          (12)           6
Loss on disposal of premises and equipment ........         (27)         (10)        --
Gains (losses) on disposal of foreclosed properties          22          (14)          73
Other - nonrecurring net gains ....................        --            168          211
                                                        -------        -----        -----
          Total ...................................     $ 4,656        4,150        4,446
                                                        =======        =====        =====

Table 5  Noninterest Expenses
--------------------------------------------------------------------------------

                                                     Year Ended December 31,
                                               ---------------------------------
(In thousands)                                   1998         1997         1996
                                               -------       ------       ------
 Salaries ...............................      $ 7,127        6,225        5,447
 Employee benefits .....................         1,563        1,315        1,268
                                               -------       ------       ------
      Total personnel expense ...........        8,690        7,540        6,715
 Net occupancy expense ..................        1,017          954          904
 Equipment related expenses .............          918          858          833
 Amortization of intangible assets ......          655          546          568
 Stationery and supplies ................          786          756          605
 Telephone ..............................          455          424          334
 Non-credit losses ......................          194           17          141
 Other operating expenses ...............        3,197        2,993        3,013
                                               -------       ------       ------
           Total ........................      $15,912       14,088       13,113
                                               =======       ======       ======

Table 6  Income Taxes
--------------------------------------------------------------------------------

(In thousands)                        1998        1997        1996
                                    ------       -----        -----
Current             - Federal       $2,466       2,321        1,685
                    - State            413         290          268
Deferred            - Federal          180         (62)         260
                                    ------       -----        -----
     Total                          $3,059       2,549        2,213
                                    ======      ======       ======
Effective tax rate                   34.99%      33.71%       33.73%
                                    ======      ======       ======

Table 7  Distribution of Assets and Liabilities
--------------------------------------------------------------------------------

                                                            1998              1997              1996
                                                            ----              ----              ----
Assets
     Interest-earning assets
        Net loans .............................               72 %              69 %              65 %
        Securities available for sale .........               12                13                16
        Securities held for maturity ..........                4                 5                 7
        Short term investments ................                4                 4                 2
                                                            ----              ----              ----
             Total interest-earning assets ....               92                91                90

      Non-interest-earning assets
        Cash and due from banks ...............                4                 4                 5
        Premises and equipment ................                2                 2                 2
        Other assets ..........................                2                 3                 3
                                                            ----              ----              ----
               Total assets ...................              100 %             100 %             100 %
                                                            ====              ====              ====

 Liabilities and shareholders' equity
     Demand deposits - noninterest bearing ....               13 %              13 %              13 %
     Savings, NOW, and money market deposits ..               33                34                32
     Time deposits of $100,000 or more ........               12                10                10
     Other time deposits ......................               32                33                33
                                                            ----              ----              ----
           Total deposits .....................               90                90                88
     Short-term borrowings ....................                1               --                --
     Accrued expenses and other liabilities ...                1                 1                 2
                                                            ----              ----              ----
             Total liabilities ................               92                91                90

 Shareholders' equity .........................                8                 9                10
                                                            ----              ----              ----
     Total liabilities and shareholders' equity              100 %             100 %             100 %
                                                            ====              ====              ====

Table 8  Securities Portfolio Composition
--------------------------------------------------------------------------------

                                                                As of December 31,
                                                       -----------------------------------
(In thousands)                                           1998          1997          1996
                                                       -------        ------        ------
 Securities available for sale:
     U.S. Treasury .............................       $   544           534         5,537
     U.S. Government agencies ..................        28,636        38,569        42,239
     Mortgage-backed securities ................        27,406         9,243         5,530
     State and local governments ...............           896           906           613
     Equity securities .........................         1,318         1,025            23
                                                       -------        ------        ------
             Total securities available for sale        58,800        50,277        53,942
                                                       -------        ------        ------
Securities held to maturity:
     State and local governments ...............        18,121        20,460        21,869
     Other .....................................           359           396           454
                                                       -------        ------        ------
             Total securities held to maturity .        18,480        20,856        22,323
                                                       -------        ------        ------

                       Total securities ........       $77,280        71,133        76,265
                                                       =======        ======        ======


Average total securities during year ...........       $64,970        75,704        69,691
                                                       =======        ======        ======

 Table 9  Securities Portfolio Maturity Schedule

                                                           As of December 31,
                                                   ----------------------------------
                                                                 1998
                                                   ----------------------------------
                                                    Book        Fair          Book
($ in thousands)                                    Value       Value       Yield (1)
                                                   -------     -------      ---------
 Securities available for sale:
    U.S. Treasury
         Due after one but within five years .     $   503     $   544        7.30%
                                                   -------     -------        ----
                 Total ........................        503         544        7.30%
                                                   -------     -------        ----
    U.S. Government agencies
         Due within one year .................       1,693       1,695        6.42%
         Due after one but within five years .      17,884      17,950        5.75%
         Due after five but within ten years .       8,983       8,991        5.88%
                                                   -------     -------        ----
               Total .........................      28,560      28,636        5.83%
                                                   -------     -------        ----
    Mortgage-backed securities
         Due within one year .................       3,606       3,597        3.18%
         Due after one but within five years .      14,198      14,199        6.74%
         Due after five but within ten years .       8,674       8,634        6.00%
         Due after ten years .................         976         976        5.47%
                                                   -------     -------        ----
               Total .........................      27,454      27,406        5.99%
                                                   -------     -------        ----
    State and local governments
         Due within one year .................         896         896        4.55%
                                                   -------     -------        ----
               Total .........................         896         896        4.55%
                                                   -------     -------        ----

     Equity securities .......................       1,327       1,318        7.00%
                                                   -------     -------        ----
 Total securities available for sale
         Due within one year .................       6,195       6,188        4.26%
         Due after one but within five years .      32,585      32,693        6.20%
         Due after five but within ten years .      17,657      17,625        5.94%
         Due after ten years .................       2,303       2,294        6.35%
                                                   -------     -------        ----
               Total .........................     $58,740     $58,800        5.93%
                                                   =======     =======        ====
 Securities held to maturity
   State and local governments
        Due within one year ..................     $ 2,732     $ 2,754        9.03%
        Due after one but within five years ..       6,856       7,095        8.11%
        Due after five but within ten years ..       5,842       6,178        7.70%
        Due after ten years ..................       2,691       2,837        7.65%
                                                   -------     -------        ----
              Total ..........................      18,121      18,864        8.05%
                                                   -------     -------        ----

                                                           As of December 31,
                                                   ----------------------------------
                                                                 1998
                                                   ----------------------------------
                                                    Book        Fair          Book
($ in thousands)                                    Value       Value       Yield (1)
                                                   -------     -------      ---------
    Other
        Due after five but within ten years ..         359         359        7.90%
                                                   -------     -------        ----
              Total ..........................         359         359        7.90%
                                                   -------     -------        ----
Total securities held to maturity
        Due within one year ..................       2,732       2,754        9.03%
        Due after one but within five years ..       6,856       7,095        8.11%
        Due after five but within ten years ..       6,201       6,537        7.71%
        Due after ten years ..................       2,691       2,837        7.65%
                                                   -------     -------        ----
              Total ..........................     $18,480     $19,223        8.04%
                                                   =======     =======        ====

(1) Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 34% tax rate.

 Table 10  Loan Portfolio Composition
--------------------------------------------------------------------------------

                                                                As of December 31,
                   ----------------------------------------------------------------------------------------------------------
                           1998                 1997                  1996                  1995                  1994
                   ------------------   -------------------   -------------------   -------------------   -------------------
                                 % of                  % of                  % of                  % of                  % of
($ in                           Total                 Total                 Total                 Total                 Total
thousands)           Amount     Loans     Amount      Loans     Amount      Loans     Amount      Loans     Amount      Loans
----------           ------     -----     ------      -----     ------      -----     ------      -----     ------      -----
Commercial,
  financial, &
  agricultural     $  52,415    14.62%  $  45,417     16.18%  $  33,100     14.83%  $  34,438     16.27%  $  34,187     18.38%
Real estate -
  construction        36,565    10.20%     19,323      6.89%     14,498      6.50%     10,052      4.75%      9,767      5.25%
Real estate-
  mortgage(1)        237,833    66.35%    185,927     66.25%    148,667     66.63%    139,567     65.95%    116,200     62.48%
Installment
  loans to
  individuals         31,649     8.83%     29,971     10.68%     26,860     12.04%     27,566     13.03%     25,815     13.89%
                   ---------   ------   ---------    ------   ---------    ------   ---------    ------    --------    ------
    Loans, gross     358,462   100.00%    280,638    100.00%    223,125    100.00%    211,623    100.00%    185,969    100.00%
                               =======               ======                ======                ======                ======
Unamortized
  net deferred
  loan fees &
  unearned income       (128)                (125)                  (93)                 (101)                 (220)
                    --------             --------              --------              --------              --------
Total
  loans, net        $358,334             $280,513              $223,032              $211,522              $185,749
                    ========             ========              ========              ========              ========

(1) The majority of these loans are various personal and commercial loans where real estate provides additional security for the loan.

Table 11  Loan Maturities
--------------------------------------------------------------------------------

                                                                         As of December 31, 1998
                                      -------------------------------------------------------------------------------------------
                                           Due within       Due after one year but      Due after five
                                            one year           within five years             years                   Total
                                      ------------------      ------------------      ------------------     --------------------
 ($ in thousands)                       Amount     Yield       Amount     Yield         Amount     Yield      Amount        Yield
                                      --------     ----       --------     ----       --------     ----      --------       ----
Variable Rate Loans:
Commercial, financial, and
   agricultural .................     $ 19,169     8.18%      $  9,688     8.21%      $  2,952     8.30%     $ 31,809       8.20%
Real estate - construction ......       25,424     8.28%         4,531     8.08%          --         --        29,955       8.25%
Real estate - mortgage ..........       35,708     8.32%        31,022     8.24%        34,267     8.66%      100,997       8.41%
Installment loans
       to individuals ...........          639     8.18%         2,671    10.12%           479     9.05%        3,789       9.66%
                                      --------                --------                --------               --------
          Total at variable rates       80,940     8.27%        47,912     8.32%        37,698     8.64%      166,550       8.37%
                                      --------                --------                --------               --------
Fixed Rate Loans:
Commercial, financial, and
   agricultural .................        6,756     8.13%        11,802     8.92%         2,142     7.45%       20,700       8.51%
Real estate - construction ......        5,902     8.06%         1,101     8.31%           104     8.83%        7,107       8.11%
Real estate - mortgage ..........       20,679     8.79%        89,972     8.56%        25,027     8.54%      135,678       8.59%
Installment loans
       to individuals ...........        4,686    10.11%        22,295    10.78%           845     8.95%       27,826      10.61%
                                      --------                --------                --------               --------
           Total at fixed rates .       38,023     8.72%       125,170     8.99%        28,118     8.47%      191,311       8.86%
                                      --------                --------                --------               --------
               Subtotal .........      118,963     8.41%       173,082     8.80%        65,816     8.57%      357,861       8.63%
 Nonaccrual loans ...............          601                                                                    601
                                     ---------                --------                --------              ---------
                    Loans, gross     $ 119,564                $173,082                $ 65,816              $ 358,462
                                     =========                ========                ========              =========

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

Table 12  Nonperforming Assets
--------------------------------------------------------------------------------

                                                                      As of December 31,
                                                   ------------------------------------------------------
($ in thousands)                                     1998        1997        1996        1995        1994
                                                   ------      ------      ------      ------      ------
 Nonaccrual loans ............................     $  601      $  957      $1,836      $  772      $1,724
 Restructured loans ..........................        248         326         350         526         215
                                                   ------      ------      ------      ------      ------
     Total nonperforming loans ...............        849       1,283       2,186       1,298       1,939
Foreclosed, repossessed, and idled
   properties (included in other assets) .....        505         560         572       1,393       2,976
                                                   ------      ------      ------      ------      ------
     Total nonperforming assets ..............     $1,354      $1,843      $2,758      $2,691      $4,915
                                                   ======      ======      ======      ======      ======

Nonperforming loans as a percentage
   of total loans ............................       0.24%       0.46%       0.98%       0.61%       1.04%

Allowance for loan losses as a
   percentage of nonperforming loans .........     648.29%     372.49%     216.19%     353.39%     258.33%

Nonperforming assets as a percentage of
   loans and foreclosed and repossessed assets       0.38%       0.66%       1.23%       1.26%       2.60%

Nonperforming assets as a percentage of
   total assets ..............................       0.28%       0.46%       0.82%       0.84%       1.70%

Table 13  Allocation of the Allowance for Loan Losses
--------------------------------------------------------------------------------

                                                             As of December 31,
                                            --------------------------------------------------
($ in thousands)                             1998        1997       1996       1995       1994
                                            ------     ------     ------     ------     ------
Commercial, financial, and agricultural     $  646     $  577     $  462     $  758     $  795
Real estate - construction ............        248        201        191        199        214
Real estate - mortgage ................      2,663      2,394      2,810      2,516      2,704
Installment loans to individuals ......        663        617        641        620        835
                                            ------     ------     ------     ------     ------
Total allocated .......................      4,220      3,789      4,104      4,093      4,548
Unallocated ...........................      1,284        990        622        494        461
                                            ------     ------     ------     ------     ------
Total .................................     $5,504     $4,779     $4,726     $4,587     $5,009
                                            ======     ======     ======     ======     ======

Table 14  Loan Loss and Recovery Experience
--------------------------------------------------------------------------------

                                                                                  As of December 31,
                                                      -------------------------------------------------------------------------
($ in thousands)                                        1998            1997             1996           1995            1994
                                                      ---------       ---------       ---------       ---------       ---------
Loans outstanding at end of year ................     $ 358,334       $ 280,513       $ 223,032       $ 211,522       $ 185,749
                                                      =========       =========       =========       =========       =========
Average amount of loans outstanding .............     $ 325,477       $ 245,596       $ 217,900       $ 192,035       $ 168,167
                                                      =========       =========       =========       =========       =========
Allowance for loan losses, at
    beginning of year ...........................     $   4,779       $   4,726       $   4,587       $   5,009       $   2,797
Provision for loan losses .......................           990             575             325             900             387
Allowance of purchased banks ....................          --              --              --               187           2,487
                                                      ---------       ---------       ---------       ---------       ---------
                                                          5,769           5,301           4,912           6,096           5,671
Loans charged off:
   Commercial, financial and agricultural .......           (92)            (61)           (209)           (885)           (242)
   Real estate - mortgage .......................           (97)           (449)           (196)           (184)           (207)
   Installment loans to individuals .............          (245)           (311)           (311)           (531)           (354)
                                                      ---------       ---------       ---------       ---------       ---------
       Total charge-offs ........................          (434)           (821)           (716)         (1,600)           (803)
                                                      ---------       ---------       ---------       ---------       ---------
Recoveries of loans previously charged-off
   Commercial, financial and agricultural .......            51              89             114              23              11
   Real estate - mortgage .......................            18              38             127               6              79
   Installment loans to individuals .............           100             141             113              62              51
   Other ........................................          --                31             176            --              --
                                                      ---------       ---------       ---------       ---------       ---------
       Total recoveries .........................           169             299             530              91             141
                                                      ---------       ---------       ---------       ---------       ---------
            Net charge-offs .....................          (265)           (522)           (186)         (1,509)           (662)
                                                      ---------       ---------       ---------       ---------       ---------
Allowance for loan losses, at end of year .......     $   5,504       $   4,779       $   4,726       $   4,587       $   5,009
                                                      =========       =========       =========       =========       =========

Ratios:
   Net charge-offs as a percent of average loans           0.08%           0.21%           0.09%           0.79%           0.39%
   Allowance for loan losses as a
         percent of  loans at end of year .......          1.54%           1.70%           2.12%           2.17%           2.70%
   Allowance for loan losses as a multiple
        of net charge-offs ......................        20.77x           9.16x          25.41x           3.04x           7.57x
   Provision for loan losses as a percent of net
        charge-offs .............................        373.58%         110.15%         174.73%          59.64%          58.46%
   Recoveries of loans previously charged-off
        as a percent of loans charged-off .......         38.94%          36.42%          74.02%           5.69%          17.56%

Table 15  Average Deposits
--------------------------------------------------------------------------------

                                                                            Year Ended December 31,
                                               -----------------------------------------------------------------------------------
                                                         1998                         1997                           1996
                                               -----------------------      ----------------------         -----------------------
($ in thousands)                               Average         Average       Average       Average          Average        Average
                                                Amount          Rate          Amount         Rate            Amount          Rate
                                               --------         ----        --------         ----          --------         ----
Interest-bearing demand deposits ...           $105,336         2.23        $ 89,717         2.27%         $ 74,778         2.03%
Savings deposits ...................             38,797         2.47%         32,346         2.42%           31,495         2.42%
Time deposits ......................            147,036         5.34%        119,158         5.28%          110,079         5.29%
Time deposits greater than $100,000              51,836         5.91%         34,872         5.75%           31,524         5.74%
                                               --------                     --------                       --------
     Total interest-bearing deposits            343,005         4.14%        276,093         4.03%          247,876         4.00%
Non-interest bearing deposits ......             53,982           --          44,566           --            42,634           --
                                               --------                     --------                       --------
                                               $396,987         3.58%       $320,659         3.47%         $290,510         3.41%
                                               ========                     ========                       ========

Table 16  Maturities of Time Deposits of $100,000 or More
--------------------------------------------------------------------------------

                                                                       As of December 31, 1998
                                                -----------------------------------------------------------------------
                                               3 Months      Over 3 to 6    Over 6 to 12       Over 12
(In thousands)                                  or Less         Months         Months           Months          Total
                                               --------        --------       --------         --------       --------
 Time deposits of $100,000 or more             $ 21,866        $ 13,552       $ 17,226         $  8,076       $ 60,720
                                               ========        ========       ========         ========       ========

Table 17   Interest Rate Sensitivity Analysis
--------------------------------------------------------------------------------

                                                    Repricing schedule for interest-earning assets and interest-bearing liabilities held as of December 31, 1998
                                                -----------------------------------------------------------------------------
                                                   3 Months        Over 3 to 12     Total Within       Over 12
                                                   or Less            Months         12 Months         Months          Total
                                               -------------           ------         -------         -------         -------
($ in thousands)
Earning assets:
     Loans, net of deferred fees               $     186,164           21,624         207,788         150,546         358,334
     Securities available for sale                     2,591            3,597           6,188          52,612          58,800
     Securities held to maturity                         965            1,767           2,732          15,748          18,480
     Short-term investments                           19,312                -          19,312               -          19,312
                                               -------------           ------         -------         -------         -------
          Total earning assets                 $     209,032           26,988         236,020         218,906         454,926
                                               =============           ======         =======         =======         =======

     Percent of total earning assets                   45.95%            5.93%          51.88%          48.12%         100.00%
     Cumulative  percent  of  total  earning           45.95%           51.88%          51.88%         100.00%         100.00%
          assets

 Interest-bearing liabilities:
     Savings, NOW and money market deposits    $     160,428                -         160,428               -         160,428
     Time deposits of $100,000 or more                21,972           30,779          52,751           7,969          60,720
     Other time deposits                              49,043           78,543         127,586          29,053         156,639
     Short-term borrowings                             6,000                -           6,000               -           6,000
                                               -------------           ------         -------         -------         -------
          Total interest-bearing liabilities   $     237,443          109,322         346,765          37,022         383,787
                                               =============          =======         =======          ======         =======


     Percent of total interest-bearing
         liabilities                                   61.87%           28.48%          90.35%           9.65%         100.00%
     Cumulative percent of total interest-
         bearing liabilities                           61.87%           90.35%          90.35%         100.00%         100.00%


Interest sensitivity gap                       $     (28,411)         (82,334)       (110,745)        181,884          71,139
Cumulative interest sensitivity gap                  (28,411)        (110,745)       (110,745)         71,139          71,139
Cumulative interest sensitivity gap
     as a percent of total earning assets             (6.25%)         (24.34%)        (24.34%)          15.64%          15.64%
Cumulative ratio of interest-sensitive
     assets to interest-sensitive liabilities          88.03%           68.06%          68.06%         118.54%         118.54%

Table 18  Market Risk Sensitive Instruments
--------------------------------------------------------------------------------

                                       Expected Maturities of Market Sensitive Instruments Held
                                           at December 31, 1998 Occurring in Indicated Year
                          --------------------------------------------------------------------------    Average    Estimated
                                                                                                       Interest      Fair
($ in thousands)           1999        2000       2001        2002       2003      Beyond      Total    Rate (1)     Value
                           ----        ----       ----        ----       ----      ------      -----    --------     -----
Debt Securities- at
   amortized cost (2)    $ 18,797     15,562      6,880       6,907      6,068     21,679     75,893      6.43%   $  76,705
Loans - fixed (3)          38,443     27,280     28,327      20,760     45,037     28,121    187,968      8.86%     188,844
Loans - adjustable (3)     86,044     20,329     15,183      12,736     18,956     16,517    169,765      8.37%     169,765
                         --------     ------     ------      ------     ------     ------    -------               --------
  Total                  $143,284     63,171     50,390      40,403     70,061     66,317    433,626      8.24%    $435,314
                         ========     ======     ======      ======     ======     ======    =======      ====     ========

Savings, NOW, and
money market
   deposits              $160,428         --         --          --         --         --    160,428      1.95%    $160,428
Time deposits             179,696     27,937      5,071       2,110      2,535         10    217,359      5.32%     218,078
                         --------     ------     ------      ------     ------     ------    -------               --------
  Total                  $340,124     27,937      5,071       2,110      2,535         10    377,787      3.89%    $378,506
                         ========     ======     ======      ======     ======     ======    =======      ====     ========


(1) Tax-exempt securities are reflected at a tax-equivalent basis using a 34% tax rate.
(2) Callable securities with above market interest rates at December 31, 1998 are assumed to mature at their call date for purposes of this table.
(3)    Excludes nonaccrual loans and allowance for loan losses.

Table 19  Return on Assets and Equity
--------------------------------------------------------------------------------

                                                                      As of December 31,
                                                     -----------------------------------------------------
                                                      1998                   1997                    1996
                                                      ----                   ----                    ----
Return on assets                                      1.28%                  1.39%                   1.33%
Return on equity                                     14.59%                 14.31%                  13.63%
Dividend payout ratio per basic share                31.91%                 31.33%                  30.56%
Average shareholders' equity to average assets        8.79%                  9.73%                   9.78%

Table 20  Risk-Based and Leverage Capital Ratios
--------------------------------------------------------------------------------

                                                                                    As of December 31,
                                                                ---------------------------------------------------------
($ in thousands)                                                    1998                    1997                  1996
Risk-Based and Leverage Capital
Tier I capital:
     Common shareholders' equity                                $  40,494             $    36,765             $    33,232
     Intangible assets                                             (5,843)                 (6,487)                 (5,834)
     Unrealized gain on securities
          available for sale, net of taxes                            (37)                   (186)                   (146)
                                                                ---------             -----------             -----------
               Total Tier I leverage capital                       34,614                  30,092                  27,252
                                                                ---------             -----------             -----------
Tier II capital:
     Allowable allowance for loan losses                            4,493                   3,466                   2,789
                                                                ---------             -----------             -----------
               Tier II capital additions                            4,493                   3,466                   2,789
                                                                ---------             -----------             -----------
Total risk-based capital                                        $  39,107             $    33,558             $    30,041
                                                                ==========            ============            ============

Risk adjusted assets                                            $ 365,288             $   283,924             $   229,084
Tier I risk-adjusted assets
   (includes Tier I capital adjustments)                          359,408                 277,251                 223,104
Tier II risk-adjusted assets
   (includes Tiers I and II capital adjustments)                  363,901                 280,717                 225,893
Fourth quarter average assets                                     475,698                 386,291                 333,337
Adjusted fourth quarter average assets
   (includes Tier I capital adjustments)                          469,818                 379,618                 327,357
Risk-based capital ratios:
   Tier I capital to Tier I risk adjusted assets                    9.63%                  10.85%                  12.21%
   Minimum required Tier I capital                                  4.00%                   4.00%                   4.00%
   Threshold for well-capitalized status                            6.00%                   6.00%                   6.00%
   Total risk-based capital to
         Tier II risk-adjusted assets                              10.75%                  11.95%                  13.30%
   Minimum required total risk-based capital                        8.00%                   8.00%                   8.00%
   Threshold for well-capitalized status                           10.00%                  10.00%                  10.00%
Leverage capital ratios:
   Tier I leverage capital to
       adjusted fourth quarter average assets                       7.37%                   7.93%                   8.32%
   Minimum required Tier I leverage capital                         4.00%                   4.00%                   4.00%
   Threshold for well-capitalized status                            5.00%                   5.00%                   5.00%

Table 21  Quarterly Financial Summary
--------------------------------------------------------------------------------

                                                   1998                                             1997
                             ------------------------------------------------------------------------------------------------
($ in thousands except         Fourth        Third       Second       First       Fourth      Third       Second       First
per share data)                Quarter      Quarter      Quarter     Quarter     Quarter     Quarter     Quarter      Quarter
                             ----------       -----        -----       -----       -----       -----       -----        -----
Income Statement Data
Interest income, taxable
   equivalent                $    9,413       9,339        8,851       8,401       8,061       7,650       7,346        6,874
Interest expense                  3,780       3,815        3,526       3,235       3,082       2,835       2,673        2,533
Net interest income,
   taxable equivalent             5,633       5,524        5,325       5,166       4,979       4,815       4,673        4,341
Taxable equivalent,
   adjustment                       160         157          167         176         170         177         191          196
Net interest income               5,473       5,367        5,158       4,990       4,809       4,638       4,482        4,145
Provision for loan losses           250         250          210         280         250         125         125           75
Net interest income
after provision for losses        5,223       5,117        4,948       4,710       4,559       4,513       4,357        4,070
Noninterest income                1,210       1,173        1,083       1,190       1,070       1,007       1,008        1,065
Noninterest expense               4,099       4,003        3,892       3,918       3,496       3,601       3,506        3,485
Income before income taxes        2,334       2,287        2,139       1,982       2,133       1,919       1,859        1,650
Income taxes                        829         805          749         676         754         651         620          524
Net income                        1,505       1,482        1,390       1,306       1,379       1,268       1,239        1,126
                             ----------       -----        -----       -----       -----       -----       -----        -----

Per Share Data
Earnings - basic             $     0.50        0.49         0.46        0.43        0.46        0.42        0.41         0.37
Earnings - diluted                 0.49        0.48         0.45        0.42        0.45        0.41        0.40         0.36
Cash dividends declared            0.15        0.15         0.15        0.15        0.13        0.13        0.13         0.13
Dividend payout per
   basic share                    30.00%      30.61%       32.61%      34.88%      28.26%      30.95%      31.71%       35.14%
Market Price
     High                    $    33.00       34.00        37.00       42.00       35.00       27.75       24.25        26.75
     Low                          24.00       29.00        31.00       29.25       26.00       22.50       21.75        18.50
     Close                        29.00       29.00        34.00       37.75       35.00       27.75       22.50        23.38
Stated book value                 13.40       13.12        12.75       12.43       12.17       11.84       11.52        11.16
Tangible book value               11.47       11.13        10.71       10.34       10.02       10.12        9.76         9.35
                             ----------       -----        -----       -----       -----       -----       -----        -----

Selected Average Balances
Assets                       $  475,698     456,878      433,047     407,233     386,291     362,601     350,746      339,878
Loans                           350,443     337,967      319,660     293,838     269,929     254,265     235,912      222,278
Earning assets                  444,553     426,473      403,033     377,373     358,442     335,658     324,617      313,399
Deposits                        427,212     405,188      390,264     365,284     345,253     322,813     312,311      302,259
Interest-bearing liabilities    372,087     357,023      336,151     316,851     297,691     278,179     268,974      259,748
Shareholders' equity             40,497      39,489       38,328      37,470      36,473      35,487      34,275       33,861
                             ----------       -----        -----       -----       -----       -----       -----        -----

                                                   1998                                             1997
                             ------------------------------------------------------------------------------------------------
($ in thousands except         Fourth        Third       Second       First       Fourth      Third       Second       First
per share data)                Quarter      Quarter      Quarter     Quarter     Quarter     Quarter     Quarter      Quarter
                             ----------       -----        -----       -----       -----       -----       -----        -----
Ratios
Return on average assets          1.26%       1.29%        1.29%       1.30%       1.42%       1.39%       1.42%        1.34%
Return on average equity         14.74%      14.89%       14.55%      14.14%      15.00%      14.18%      14.50%       13.49%
Average equity to
   average  assets                8.51%       8.64%        8.85%       9.20%       9.44%       9.79%       9.77%        9.96%
Risk-based capital ratios:
   Tier I capital                 9.63%      10.00%       10.15%      10.31%      10.85%      11.79%      11.97%       12.48%
   Total risk-based capital      10.75%      11.11%       11.25%      11.41%      11.95%      12.88%      13.06%       13.56%
   Tier I leverage capital        7.37%       7.41%        7.55%       7.76%       7.93%       8.50%       8.50%        8.48%
Average loans to
   average deposits              82.03%      83.41%       81.91%      80.44%      78.18%      78.77%      75.54%       73.54%
Average earning assets to
   interest-bearing
   liabilities                  119.48%     119.45%      119.90%     119.10%     120.41%     120.66%     120.69%      120.32%
Net interest margin               5.03%       5.14%        5.30%       5.55%       5.51%       5.69%       5.77%        5.62%
Nonperforming loans as a
   percent of total loans         0.24%       0.24%        0.18%       0.29%       0.46%       0.55%       0.39%        0.74%
Allowance for loan losses
   as a percentage of
   nonperforming loans          648.29%     652.66%      861.44%     563.33%     372.49%     328.56%     489.70%      286.05%
Nonperforming assets as a
   percent of loans and
   foreclosed, repossessed,
   and idled properties           0.38%       0.39%        0.36%       0.41%       0.66%       0.71%       0.56%        0.92%
Nonperforming assets as a
   percent of total assets        0.28%       0.28%        0.27%       0.30%       0.46%       0.50%       0.39%        0.60%

Item 8.  Financial Statements
               and Supplementary Data

                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 1998 and 1997


($ in thousands)                                            1998            1997
                                                         ---------       --------

ASSETS
Cash & due from banks, noninterest-bearing .........     $  22,073         17,664
Due from banks, interest-bearing ...................         8,398         13,081
Federal funds sold .................................         8,295          2,896
                                                         ---------       --------
     Total cash and cash equivalents ...............        38,766         33,641
                                                         ---------       --------

Securities available for sale (costs of
     $58,740 in 1998 and $49,995 in 1997) ..........        58,800         50,277

Securities held to maturity (fair values of
     $19,223 in 1998 and $21,512 in 1997) ..........        18,480         20,856

Presold mortgages in process of settlement .........         2,619          1,330

Loans ..............................................       358,334        280,513
   Less:  Allowance for loan losses ................        (5,504)        (4,779)
                                                         ---------       --------
   Net loans .......................................       352,830        275,734
                                                         ---------       --------

Premises and equipment .............................         9,091          8,839
Accrued interest receivable ........................         2,789          2,866
Intangible assets ..................................         5,843          6,487
Other ..............................................         2,620          2,639
                                                         ---------       --------
          Total assets .............................     $ 491,838        402,669
                                                         =========       ========


LIABILITIES
Deposits:   Demand - noninterest bearing                 $  62,479         50,921
            Savings, NOW, and money market .........       160,428        135,805
            Time deposits of $100,000 or more ......        60,720         40,200
            Other time deposits ....................       156,639        134,298
                                                         ---------       --------
               Total deposits ......................       440,266        361,224
Short-term borrowings ..............................         6,000             --
Accrued interest payable ...........................         3,080          2,299
Other liabilities ..................................         1,998          2,381
                                                         ---------       --------
     Total liabilities .............................       451,344        365,904
                                                         ---------       --------

                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 1998 and 1997
                                  (continued)


($ in thousands)                                            1998            1997
                                                         ---------       --------
SHAREHOLDERS' EQUITY
Common stock, $5 par value per share
     Authorized: 12,500,000 shares
     Issued and outstanding: 3,021,270 in 1998 and
            3,020,370 shares in 1997 ...............        15,106         15,102
Capital surplus ....................................         3,864          3,861
Retained earnings ..................................        21,487         17,616
Accumulated other comprehensive income .............            37            186
                                                         ---------       --------
     Total shareholders' equity ....................        40,494         36,765
                                                         ---------       --------
          Total liabilities and shareholders' equity     $ 491,838        402,669
                                                         =========       ========

See accompanying notes to consolidated financial statements.

                                    First Bancorp and Subsidiaries
                                   Consolidated Statements of Income
                             Years Ended December 31, 1998, 1997 and 1996


($ in thousands, except per share data)                     1998             1997              1996
                                                        -----------      -----------       ----------
INTEREST INCOME
Interest and fees on loans ........................     $    30,186           23,754           20,644
Interest on investment securities:
     Taxable interest income ......................           2,898            3,610            3,110
     Tax-exempt interest income ...................           1,035            1,189            1,121
Other, principally overnight investments ..........           1,225              644              593
                                                        -----------      -----------       ----------
     Total interest income ........................          35,344           29,197           25,468
                                                        -----------      -----------       ----------
INTEREST EXPENSE
Savings, NOW and money market .....................           3,305            2,820            2,284
Time deposits of $100,000 or more .................           3,063            2,004            1,811
Other time deposits ...............................           7,845            6,296            5,820
Short-term borrowings .............................             143                3                1
                                                        -----------      -----------       ----------
     Total interest expense .......................          14,356           11,123            9,916
                                                        -----------      -----------       ----------

Net interest income ...............................          20,988           18,074           15,552
Provision for loan losses .........................             990              575              325
                                                        -----------      -----------       ----------
Net interest income after provision for loan losses          19,998           17,499           15,227
                                                        -----------      -----------       ----------

NONINTEREST INCOME
Service charges on deposit accounts ...............           2,595            2,413            2,561
Commissions from insurance sales ..................             240              278              313
Other service charges, commissions and fees .......           1,565            1,053            1,034
Data processing fees ..............................               5              274              248
Loan sale gains ...................................             227             --               --
Securities gains (losses) .........................              29              (12)               6
Loss on disposal of premises and equipment ........             (27)             (10)            --
Gains (losses) on foreclosed properties ...........              22              (14)              73
Other nonrecurring net gains ......................            --                168              211
                                                        -----------      -----------       ----------
     Total noninterest income .....................           4,656            4,150            4,446
                                                        -----------      -----------       ----------

                                    First Bancorp and Subsidiaries
                                            of Income
                             Years Ended December 31, 1998, 1997 and 1996


($ in thousands, except per share data)                     1998             1997              1996
                                                        -----------      -----------       ----------
NONINTEREST EXPENSES
Salaries ..........................................           7,127            6,225            5,447
Employee benefits .................................           1,563            1,315            1,268
                                                        -----------      -----------       ----------
   Total personnel expense ........................           8,690            7,540            6,715
Net occupancy expense .............................           1,017              954              904
Equipment related expenses ........................             918              858              833
Other operating expenses ..........................           5,287            4,736            4,661
                                                        -----------      -----------       ----------
     Total noninterest expenses ...................          15,912           14,088           13,113
                                                        -----------      -----------       ----------
Income before income taxes ........................           8,742            7,561            6,560
Income taxes ......................................           3,059            2,549            2,213
                                                        -----------      -----------       ----------

 NET INCOME .......................................     $     5,683            5,012            4,347
                                                        ===========      ===========       ==========

Earnings per share:
     Basic ........................................     $      1.88             1.66             1.44
     Diluted ......................................            1.83             1.62             1.43

Weighted average common shares outstanding:
     Basic ........................................       3,020,728        3,017,236        3,014,573
     Diluted ......................................       3,105,164        3,085,928        3,040,839

See accompanying notes to consolidated financial statements.

                                    First Bancorp and Subsidiaries
                            Consolidated Statements of Comprehensive Income
                             Years Ended December 31, 1998, 1997 and 1996



($ in thousands)                                                      1998         1997        1996
                                                                    -------       ------       ------
Net income ....................................................     $ 5,683        5,012        4,347
                                                                    -------       ------       ------
Other comprehensive income (loss):
   Unrealized gains (losses) on securities
      available for sale:
     Unrealized holding gains (losses) arising
        during the period, pretax .............................        (193)          49         (133)
          Tax benefit (expense) ...............................          62          (17)          48
     Reclassification to realized (gains) losses ..............         (29)          12           (6)
          Tax expense (benefit) ...............................          11           (4)           2
                                                                    -------       ------       ------
Other comprehensive income (loss) .............................        (149)          40          (89)
                                                                    -------       ------       ------

Comprehensive income ..........................................     $ 5,534        5,052        4,258
                                                                    =======       ======       ======


See accompanying notes to consolidated financial statements.

                                                First Bancorp and Subsidiaries
                                       Consolidated Statements of Shareholders' Equity
                                         Years Ended December 31, 1998, 1997 and 1996

                                                                                                   Accumulated
                                                     Common Stock                                     Other           Share-
                                                  ------------------     Capital     Retained     Comprehensive      holders'
(In thousands, except per share)                   Shares     Amount     Surplus     Earnings        Income          Equity
                                                   ------     ------     -------     --------        ------          ------
Balances, January 1, 1996                          3,014   $  15,071       3,819       11,152           235           30,277
Net income                                                                              4,347                          4,347
Cash dividends declared ($0.44 per share)                                              (1,326)                        (1,326)
Common stock issued under
     stock option plans                                2          11          12                                          23
Other comprehensive loss                                                                                (89)             (89)
                                                   -----   ---------       -----       ------         -----           ------
Balances, December 31, 1996                        3,016      15,082       3,831       14,173           146           33,232
                                                   -----   ---------       -----       ------         -----           ------

Net income                                                                              5,012                          5,012
Cash dividends declared ($0.52 per share)                                              (1,569)                        (1,569)
Common stock issued under
     stock option plans                                4          20          30                                          50
Other comprehensive income                                                                               40               40
                                                   -----   ---------       -----       ------         -----           ------

Balances, December 31, 1997                        3,020      15,102       3,861       17,616           186           36,765
                                                   -----   ---------       -----       ------         -----           ------

Net income                                                                              5,683                          5,683
Cash dividends declared ($0.60 per share)                                              (1,812)                        (1,812)
Common stock issued under
     stock option plans                                1           5           8                                          13
Purchases and retirement of
     common stock                                      -          (1)         (5)                                         (6)
Other comprehensive loss                                                                               (149)            (149)
                                                   -----   ---------       -----       ------         -----           ------

Balances, December 31, 1998                        3,021   $  15,106       3,864       21,487            37           40,494
                                                   =====   =========       =====       ======         =====           ======

See accompanying notes to consolidated financial statements.

                                               First Bancorp and Subsidiaries
                                            Consolidated Statements of Cash Flows
                                    For the Years Ended December 31, 1998, 1997 and 1996

($ in thousands)                                                                 1998              1997              1996
                                                                              ---------         ---------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    $   5,683             5,012             4,347
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                      990               575               325
     Net security premium amortization (discount accretion)                         223               (15)              (17)
     Gains on sales of loans                                                       (227)                -                 -
     Proceeds from sales of loans                                                 6,664                 -                 -
     Losses (gains) on sales of securities available for sale                       (29)               12                (6)
     Loss on disposal of premises and equipment                                      27                10                 -
     Loan fees and costs deferred, net of amortization                                2                33                10
     Depreciation of premises and equipment                                         761               715               723
     Amortization of intangible assets                                              655               546               568
     Realized and unrealized foreclosed property (gains) losses                     (22)               14               (73)
     Provision for deferred income taxes                                            180               (62)              260
     Decrease (increase) in accrued interest receivable                              77              (454)              (40)
     Decrease (increase) in other assets                                         (1,130)              762               657
     Increase (decrease) in accrued interest payable                                781               370                (7)
     Increase (decrease) in other liabilities                                      (443)             (149)              556
                                                                              ---------         ---------          --------
          Net cash provided by operating activities                              14,192             7,369             7,303
                                                                              ---------         ---------          --------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale                                 (47,180)          (37,289)          (41,816)
     Purchases of securities held to maturity                                      (759)           (2,399)           (4,386)
     Proceeds from sales of securities available for sale                         8,053             8,361             1,146
     Proceeds from  maturities/issuer  calls of  securities  available
        for sale                                                                 30,209            32,678            36,222
     Proceeds  from  maturities/issuer  calls  of  securities  held to
        maturity                                                                  3,113             3,846             1,855
     Net increase in loans                                                      (84,554)          (58,208)          (13,525)
     Purchases of premises and equipment                                         (1,246)           (1,842)             (632)
     Net cash received (paid) in purchase (sale) of deposits                         -             12,658            (1,722)
                                                                              ---------         ---------          --------
          Net cash used in investing activities                                 (92,364)          (42,195)          (22,858)
                                                                              ---------         ---------          --------

                                               First Bancorp and Subsidiaries
                                            Consolidated Statements of Cash Flows
                                    For the Years Ended December 31, 1998, 1997 and 1996
                                                        (continued)

($ in thousands)                                                                 1998              1997              1996
                                                                              ---------         ---------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                    79,042            49,018            13,690
     Proceeds from short-term borrowings, net                                     6,000                 -                 -
     Cash dividends paid                                                         (1,752)           (1,508)           (1,267)
     Proceeds from issuance of common stock                                          13                50                23
     Purchases and retirement of common stock                                        (6)                -                 -
                                                                              ---------         ---------          --------
          Net cash provided by financing activities                              83,297            47,560            12,446
                                                                              ---------         ---------          --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  5,125            12,734            (3,109)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   33,641            20,907            24,016
                                                                              ---------         ---------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  38,766            33,641            20,907
                                                                              =========         =========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                 $  13,575            10,753             9,923
     Income taxes                                                                 2,963             2,350             2,023
Non-cash transactions:
     Foreclosed loans transferred to other real estate                               29               172               439
     Increase  (decrease)  in fair value of  securities  available for
         sale                                                                      (222)               61              (139)
     Premises and equipment transferred to other real estate                        206                 -                 -
     Loans to facilitate sales of other real estate                                   -                61                93

See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 1.  Summary of Significant Accounting Policies

    (a) Basis of Presentation - The consolidated financial statements include the accounts of First Bancorp (the Company) and its wholly owned subsidiaries:
First Bank (the Bank) and its wholly owned subsidiary First Bank Insurance Services, Inc. (First Bank Insurance); Montgomery Data Services, Inc. (Montgomery Data); and First Bancorp Financial Services, Inc., (First Bancorp Financial), formerly First Recovery, Inc. All significant intercompany accounts and transactions have been eliminated. The Company is a bank holding company. The principal activity of the Company is the ownership and operation of First Bank, a state chartered bank with its main office in Troy, North Carolina. The Company also owns and operates Montgomery Data, a data processing company, and First Bancorp Financial, a real estate investment subsidiary, both of which are also headquartered in Troy.

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

      (c) Securities - Securities classified as available for sale are purchased with the intent to hold to maturity. However, infrequent sales may be necessary due to liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital and investment requirements, or significant unforeseen changes in market conditions, including interest rates and market values of securities held in the portfolio. Investments in securities available for sale are stated at fair value with the resultant unrealized gains and losses included as a component of shareholders' equity, net of applicable deferred income taxes.

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

    A loan is placed on nonaccrual status when, in management's judgment, the collection of interest appears doubtful. The accrual of interest is discontinued on all loans that become 90 days past due with respect to principal or interest. While a loan is on nonaccrual status, the Company's policy is that all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off. Further cash receipts are recorded as interest income to the extent that any interest has been foregone. Loans are removed from nonaccrual status when they become current as to both principal and interest and when concern no longer exists as to the collectability of principal or interest. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms.

    A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured using either 1) an estimate of the cash flows that the Company expects to receive from the borrower discounted at the loan's effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral is used to value the loan. While a loan is considered to be impaired, the Company's policy is that interest accrual is discontinued and all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off. Further cash receipts are recorded as interest income to the extent that any interest has been foregone.

    (f) Presold Mortgages in Process of Settlement and Loans Held for Sale - As a part of normal business operations, the Company originates residential mortgage loans that have been pre-approved by secondary investors. The terms of the loans are set by the secondary investors and are transferred to them at par within several weeks of the Company initially funding the loan. The Company receives origination fees from borrowers and servicing release premiums from the investors that are recognized on the income statement in the line item "other service charges, commissions and fees" - see Note 15 for additional information. Between the initial funding of the loans by the Company and the subsequent reimbursement by the investors, the Company carries the loans on its balance sheet at cost.

    Periodically, the Company originates commercial loans that are intended for resale. The Company carries these loans at the lower of cost or fair value at each reporting date. There were no loans held for sale as of December 31, 1998 or 1997.

    (g) Allowance for Loan Losses - The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb losses inherent in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, historical loan loss experience and other risk factors. While management uses the best information available to make evaluations, future adjustments may be necessary if economic and other conditions differ substantially from the assumptions used.

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and losses on foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on the examiners' judgments about information available to them at the time of their examinations.

    (h) Real Estate Acquired by Foreclosure - Real estate acquired by foreclosure is recorded at the lower of cost or fair value based on recent appraisals, less estimated costs to sell. Declines in the fair value of real estate acquired by foreclosure are recorded by a charge to expense during the period of decline.

    (i) Income Taxes - The Company accounts for income taxes using the asset and liability method as provided under Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes." The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence.

    (j) Income and Expense - The Company and its subsidiaries use the accrual method of accounting.

    (k) Intangible Assets - The Company has recorded certain intangible assets in connection with branch and business acquisitions, principally deposit base premiums and goodwill. These intangibles are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 15 years. At December 31, 1998 and 1997, acquisition related intangibles that had not been fully amortized totaled $8,650,000, less accumulated amortization of $2,891,000 and $2,235,000, respectively. These intangible assets are subject to periodic review and are adjusted for any impairment in value.

     In accordance with applicable accounting standards, the Company records an intangible asset in connection with a defined benefit pension plan to fully accrue for its liability. This intangible asset is adjusted annually in accordance with actuarially determined amounts. The amount of this intangible asset was $84,000 and $72,000 at December 31, 1998 and 1997, respectively.

    (l) Pension Plans - On January 1, 1998, the Company adopted SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." This statement standardized the disclosure requirements of pensions and other postretirement benefits. This statement did not change any measurement or recognition provisions, and thus did not materially impact the Company. The Company has two defined benefit plans that were subject to the disclosures required by this statement.

    (m) Stock Option Plan - Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense was recorded on the date of grant only if the market price of the underlying stock on the date of grant exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

    (n) Per Share Amounts - The Company adopted SFAS No. 128, "Earnings Per Share" (SFAS No. 128) as of December 31, 1997. SFAS No. 128 superseded Accounting Principles Board Opinion No. 15, "Earnings Per Share" (APB No. 15) which the Company had followed until the adoption of SFAS No. 128. For companies that have potentially issuable stock (complex capital structures), such as First Bancorp with its stock option plan, SFAS No. 128 requires that two earnings per share amounts be disclosed - 1) Basic Earnings Per Share and 2) Diluted Earnings Per Share. Basic Earnings Per Share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Currently, the Company's only dilutive potential common stock issuances relate to options that have been issued under the Company's stock option plan. In computing Diluted Earnings Per Share, it is assumed that all such dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate Diluted Earnings Per Share for the Company.

    As required by SFAS No. 128, all prior year earnings per share amounts were restated and computed under the provisions of the new standard.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Share:

                                                               For the Years Ended December 31,
                      -------------------------------------------------------------------------------------------------------------
                                     1998                                  1997                                  1996
                      -----------------------------------     --------------------------------     --------------------------------
($ in thousands,        Income      Shares                     Income     Shares                    Income      Shares
  except per share      (Numer-    (Denom-      Per Share      (Numer-   (Denom-     Per Share     (Numer-      (Denom-   Per Share
  amounts)               ator)     inator)       Amount         ator)    inator)       Amount       ator)        inator)    Amount
                      --------    ---------     ---------     --------   ---------   ---------     -------     ---------   -------
Basic EPS             $  5,683    3,020,728     $    1.88     $  5,012   3,017,236   $    1.66     $ 4,347     3,014,573   $  1.44
                                                =========                            =========                             =======
Effect of Dilutive
  Securities
Effect of stock
  option plan                -       84,436                          -      68,692                       -        26,266
                      --------    ---------                   --------   ---------                 --------    ---------
Diluted EPS           $  5,683    3,105,164     $    1.83     $  5,012   3,085,928   $    1.62     $ 4,347     3,040,839   $  1.43
                      ========    =========     =========     ========   =========   =========     ========    =========   =======


    (o) Fair Value of Financial Instruments - SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS No. 107), requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions are set forth below for the Company's financial instruments.

     Cash and Due from Banks, Federal Funds Sold, Presold Mortgages in Process of Settlement, Accrued Interest Receivable, Short-Term Borrowings and Accrued Interest Payable - The carrying amounts approximate their fair value because of the short maturity of these financial instruments.

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

     Deposit Liabilities - The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW and money market accounts, is equal to the amount payable on demand as of December 31, 1998 and 1997. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

     Commitments to Extend Credit and Standby Letters of Credit - At December 31, 1998 and 1997, the Company's off-balance sheet financial instruments had no carrying value. The large majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short terms to maturity. Therefore, the fair value for these financial instruments is considered to be immaterial.

    (p) Impairment of Long-Lived Assets - The Company reviews its long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company's policy is that an impairment loss is recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. Those assets to be disposed of are to be reported at the lower of the carrying amount or fair value, less costs to sell. To date, the Company has not had to record any impairment write-downs of its long-lived assets or goodwill.

    (q) Comprehensive Income - On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which established standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. As of and for the periods presented, the sole component of other comprehensive income for the Company has consisted of the unrealized gains and losses, net of taxes, of the Company's available for sale securities portfolio. This statement does not change or modify the reporting or display in the income statement. SFAS No. 130 was effective for interim and annual periods beginning after December 15, 1997. Comparative financial statements for earlier periods have been presented to reflect the application of this statement. Also, the Company has no foreign operations or customers.


     (r) Segment Reporting - The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. SFAS No. 131 was effective for financial statements for periods beginning after December 15, 1997. In all material respects, the Company's operations are entirely within the commercial banking segment, and the financial statements presented herein reflect the results of that segment.

    (s)   Reclassifications   -  Certain  amounts  for  prior  years  have  been
reclassified to conform to the 1998 presentation. The reclassifications had no effect on net income or shareholders' equity as previously presented, nor did they materially impact trends in financial information.

Note 2.  Acquisitions

    On November 14, 1997, First Bank acquired a First Union National Bank branch located in Lillington, North Carolina. Real and personal property acquired totaled approximately $237,000 and deposits assumed totaled approximately $14,345,000. No loans were included in the purchase. First Bank recorded an intangible asset of approximately $1,588,000 in connection with the transaction.

     On December 15, 1995, First Bank completed its cash acquisition of the Laurinburg and Rockingham branches of First Scotland Bank. A $786,000 intangible asset was recorded in addition to the approximately $15 million in assets and deposits that were acquired.

     On August 25, 1994, First Bank completed its cash acquisition of Central State Bank in High Point, North Carolina. The purchase of this institution, with approximately $35 million in assets, resulted in the Company recording intangible assets totaling approximately $5.8 million.

Note 3.  Securities

     The book values and approximate fair values of investment securities at December 31, 1998 and 1997 are summarized as follows:

                                                            1998                                            1997
                                     ----------------------------------------------------------------------------------------------
                                     Amortized      Fair             Unrealized        Amortized     Fair           Unrealized
                                        Cost        Value        Gains      (Losses)     Cost        Value      Gains      (Losses)
                                        ----        -----        -----      --------     ----        -----      -----      --------
(In thousands)
Securities available for
  sale:
U.S. Treasury                       $      503         544          41          -           503         534          31          -
U.S. Government agencies                28,560      28,636         130        (54)       38,380      38,569         202        (13)
Mortgage-backed securities              27,454      27,406          89       (137)        9,181       9,243          89        (27)
State and local governments                896         896           -           -          906         906           -           -
Equity securities                        1,327       1,318           1        (10)        1,025       1,025           -           -
                                    ----------      ------         ---       ----        ------      ------         ---        ---
Total available for sale            $   58,740      58,800         261       (201)       49,995      50,277         322        (40)
                                    ==========      ======         ===       ====        ======      ======         ===        ===

Securities held to
  maturity:
State and local governments         $   18,121      18,864         743          -        20,460      21,116         682        (26)
Other                                      359         359           -          -           396         396           -          -
                                    ----------      ------         ---       ----        ------      ------         ---        ---
Total held to maturity              $   18,480      19,223         743          -        20,856      21,512         682        (26)
                                    ==========      ======         ===       ====        ======      ======         ===        ===

     Included in mortgage-backed securities at December 31, 1998 were collateralized mortgage obligations with an amortized cost of $16,656,000 and a fair value of $16,620,000. Included in mortgage-backed securities at December 31, 1997 were collateralized mortgage obligations with an amortized cost of $5,157,000 and a fair value of $5,208,000.

     The Company owned Federal Home Loan Bank stock with a cost and fair value of $1,204,000 at December 31, 1998 and $1,001,000 at December 31, 1997, which is reflected as equity securities above and serves as part of the collateral for the Company's line of credit with the Federal Home Loan Bank (see Note 8 for additional discussion). The investment in this stock is a requirement for membership in the Federal Home Loan Bank system.

     The book values and approximate fair values of investment securities at December 31, 1998, by contractual maturity, are summarized as in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     Securities Available for Sale              Securities Held to Maturity
                                                     -----------------------------              ---------------------------
                                                       Amortized           Fair                   Amortized           Fair
(In thousands)                                            Cost             Value                     Cost             Value
                                                       ---------          -------                 ---------          -------
Debt securities
    Due within one year                                 $  2,589            2,591                 $   2,732            2,754
    Due after one year but within five years              18,387           18,494                     6,856            7,095
    Due after five years but within ten years              8,983            8,991                     6,201            6,537
    Due after ten years                                        -                -                     2,691            2,837
    Mortgage-backed securities                            27,454           27,406                         -                -
                                                        --------           ------                 ---------           ------
       Total debt securities                              57,413           57,482                    18,480           19,223
Equity securities                                          1,327            1,318                         -                -
                                                        --------           ------                 ---------           ------
       Total securities                                 $ 58,740           58,800                 $  18,480           19,223
                                                        ========           ======                 =========           ======

     At December 31, 1998 and 1997, investment securities with book values of $18,384,000 and $13,570,000, respectively, were pledged as collateral for public deposits.

     Sales of securities available for sale with aggregate proceeds of $8,053,000 in 1998, $8,361,000 in 1997 and $1,146,000 in 1996 resulted in gross gains of $32,000 and gross losses of $3,000 in 1998, gross losses of $12,000 in 1997 and gross gains of $6,000 in 1996.

Note 4.  Loans And Allowance For Loan Losses

     Loans at December 31, 1998 and 1997 are summarized as follows:

(In thousands)                                      1998                 1997
                                                ---------               ------

Commercial, financial, and agricultural         $  52,415               45,417
Real estate - construction                         36,565               19,323
Real estate - mortgage                            237,833              185,927
Installment loans to individuals                   31,649               29,971
                                                ---------               ------
    Subtotal                                      358,462              280,638
Unamortized net deferred loan fees                   (128)                (125)
                                                ---------               ------
    Loans, net of deferred fees                 $ 358,334              280,513
                                                =========              =======

     Loans described above as "Real estate - mortgage" included loans secured by 1-4 family dwellings in the amounts of $134,389,000 and $104,061,000 as of December 31, 1998 and 1997, respectively. The loans above also include loans to executive officers and directors and to their associates totaling approximately $7,895,000 and $5,378,000 at December 31, 1998 and 1997, respectively. During 1998, additions to such loans were approximately $7,285,000 and repayments totaled approximately $4,768,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features.

     Nonperforming assets at December 31, 1998 and 1997 are as follows:


(In thousands)                                                                 1998                 1997
                                                                             -------               -----
 Loans:  Nonaccrual loans                                                   $   601                  957
         Restructured loans                                                     248                  326
                                                                            -------                -----
Total nonperforming loans                                                       849                1,283
Foreclosed, repossessed and idled properties (included in other assets)         505                  560
                                                                            -------                -----
     Total nonperforming assets                                             $ 1,354                1,843
                                                                            =======                =====

    At December 31, 1998 and 1997 there were no loans 90 days or more past due that were still accruing interest.

    If the nonaccrual loans and restructured loans as of December 31, 1998, 1997 and 1996 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $60,000, $91,000 and $183,000 for nonaccrual loans and $25,000, $34,000 and $41,000 for restructured loans would have been recorded for 1998, 1997 and 1996, respectively. Interest income on such loans that was actually collected and included in net income in 1998, 1997 and 1996 amounted to approximately $22,000, $32,000 and $81,000 for nonaccrual loans (prior to their being placed on nonaccrual status) and $24,000, $25,000 and $30,000 for restructured loans, respectively.

     Activity in the allowance for loan losses for the years ended December 31, 1998, 1997 and 1996 is as follows:

(In thousands)                              1998            1997          1996
                                          -------         ------         ------
Balance, beginning of year                $ 4,779          4,726          4,587
Provision for loan losses                     990            575            325
Recoveries of loans charged-off               169            299            530
Loans charged-off                            (434)          (821)          (716)
                                          -------          -----          -----
Balance, end of year                      $ 5,504          4,779          4,726
                                          =======          =====          =====

     At December 31, 1998, the Company had no loans that it considered to be impaired. At December 31, 1997, the recorded investment in loans that are considered to be impaired was $398,000, of which all were on a nonaccrual basis. The related allowance for loan losses for these impaired loans was $60,000 at December 31, 1997. There were no impaired loans at December 31, 1997 for which there was no related allowance. The average recorded investments in impaired loans during the years ended December 31, 1998, 1997 and 1996 were approximately $110,000, $654,000, and $859,000, respectively. For the years ended December 31, 1998, 1997 and 1996, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

Note 5.  Premises And Equipment

     Premises and equipment at December 31, 1998 and 1997 consist of the following:

(In thousands)                                            1998             1997
                                                        --------         ------
Land                                                    $  1,801          1,869
Buildings                                                  7,603          7,307
Furniture and equipment                                    6,151          5,471
Leasehold improvements                                       528            453
                                                        --------         ------
    Total cost                                            16,083         15,100
Less accumulated depreciation and amortization            (6,992)        (6,261)
                                                        --------         ------
    Net book value of premises and equipment            $  9,091          8,839
                                                        ========        =======

Note 6.  Income Taxes

     The components of income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 are as follows:

(In thousands)               1998               1997             1996
                          ---------           -------          -------
Current     - Federal     $   2,466             2,321            1,685
            - State             413               290              268
Deferred    - Federal           180               (62)             260
                          ---------           -------          -------
     Total                $   3,059             2,549            2,213
                          =========           =======          =======

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 1998 and 1997 are presented below:

(In thousands)                                                                   1998         1997
                                                                               -------       ------
Deferred tax assets:
     Allowance for loan losses ...........................................     $ 1,655        1,481
     Excess book over tax retirement plan cost ...........................          70           52
     Basis of investment in subsidiary ...................................          69           69
     Net loan fees recognized for tax reporting purposes .................          50           49
     Reserve for employee medical expense for financial reporting purposes          12           21
     Deferred compensation ...............................................          43           46
     Deferred payments under severance arrangements ......................          33           80
     All other ...........................................................         165          262
                                                                               -------       ------
        Gross deferred tax assets ........................................       2,097        2,060
         Less: Valuation allowance .......................................         (99)        (120)
                                                                               -------       ------
              Net deferred tax assets ....................................       1,998        1,940
                                                                               -------       ------
Deferred tax liabilities:
     Loan fees ...........................................................        (492)        (285)
     Excess tax over book pension cost ...................................        (170)        (213)
     Depreciable basis of fixed assets ...................................        (562)        (498)
     Amortizable basis of intangible assets ..............................         (59)         (49)
     Unrealized gain on securities available for sale ....................         (24)         (96)
     All other ...........................................................          (8)          (9)
                                                                               -------       ------
          Gross deferred tax liabilities .................................      (1,315)      (1,150)
                                                                               -------       ------
              Net deferred tax asset (included in other assets) ..........     $   683          790
                                                                               =======       ======

     A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related current period deferred tax benefit of approximately $72,000 as of December 31, 1998 and deferred tax expense of approximately $21,000 as of December 31, 1997 have been recorded directly to shareholders' equity. The balance of the 1998 change in the net deferred tax asset of $180,000 is reflected as a deferred income tax expense in the consolidated statement of income.

     The valuation allowance applies primarily to offset the recognition of deferred tax benefits on certain temporary differences for state income tax purposes. It is management's belief that the realization of the remaining net deferred tax assets is more likely than not.

     The following is a reconcilement of federal income tax expense at the statutory rate of 34% to the income tax provision reported in the financial statements.

(In thousands)                                               1998              1997            1996
                                                          ---------          -------          ------
Tax provision at statutory rate                           $ 2,972            2,571           2,230
Increase (decrease) in income taxes resulting from:
   Tax exempt interest income                                (378)            (425)           (400)
   Non-deductible interest expense                             45               48              43
   Non-deductible portion of amortization of
       intangible assets                                      132              142             151
   State income taxes, net of federal benefit                 273              191             177
   Other, net                                                  15               22              12
                                                          -------           ------          ------
     Total                                                $ 3,059            2,549           2,213
                                                          =======           ======          ======


Note 7.  Deposits

    At December 31, 1998, the scheduled maturities of time deposits are as follows:

                                         (In thousands)
                      1999                 $  179,696
                      2000                     27,937
                      2001                      5,071
                      2002                      2,110
                      2003                      2,535
                   Thereafter                      10
                                           ----------
                                           $  217,359
                                           ==========

Note 8.  Borrowings

    The Company did not have any long-term borrowings outstanding during 1996, 1997, or 1998. However the Company has in place an available line of credit with the Federal Home Loan Bank (FHLB) totaling $50,000,000 should funding or liquidity needs arise that can be structured as either short-term or long-term borrowings. During 1998, the Company periodically used this line of credit as a short-term, overnight borrowing to meet internally targeted liquidity levels that carried an interest rate that was approximately 25 basis points higher than the national discount rate. There was no amount outstanding under this line of credit at December 31, 1998 or 1997. This line of credit is secured by the Company's FHLB stock and a blanket lien on its one-to-four family residential loan portfolio. During 1998, the average amount outstanding for this line of credit was approximately $2,508,000 and carried a weighted average interest rate of 5.67%. During 1998, the highest month end balance under this line of credit was $16,000,000. There were no amounts drawn under this line of credit in 1997 or 1996.

    The Company also has a correspondent bank relationship established that allows the Company to purchase up to $15,000,000 in federal funds on an overnight, unsecured basis. At December 31, 1998, the Company had $6,000,000 outstanding under this arrangement at an interest rate of approximately 5.25%. During 1998, the average amount outstanding for this line of credit was approximately $16,000 and carried a weighted average interest rate of 5.25%. During 1998, the highest month end balance under this line was $6,000,000. Insignificant purchases of federal funds in 1997 and 1996 resulted in $3,000 and $1,000 in interest expense during 1997 and 1996, respectively.


Note 9.  Leases

     Certain bank premises are leased under operating lease agreements. Generally, operating leases contain renewal options on substantially the same basis as current rental terms. Rent expense charged to operations under all operating lease agreements was $154,000 in 1998, $139,000 in 1997, and $103,000 in 1996.

     Future obligations for minimum rentals under noncancelable operating leases at December 31, 1998 are as follows:

                                                            (In thousands)
               Year ending December 31:
                        1999                                   $    145
                        2000                                        107
                        2001                                         71
                        2002                                         61
                        2003                                         29
                        Later years                                  53
                                                               --------
                             Total                             $    466
                                                               ========

Note 10.  Employee Benefit Plans

     Salary Reduction Profit Sharing Plan. The Company sponsors a salary reduction profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed one year of service are eligible to participate in the plan. An eligible employee may contribute up to 14% of annual salary to the plan. The Company contributes an amount equal to 75% (50% in 1997 and 1996) of the first 6% of the employee's salary contributed. Participants vest in Company contributions at the rate of 20% after one year of service, and 20% for each additional year of service, with 100% vesting after five years of service. The Company's matching contribution expense was $196,000, $110,000 and $100,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company made additional discretionary matching contributions to the plan of $100,000 in 1998, 1997 and 1996.

     Incentive Compensation Plan. The Company also has an incentive compensation plan covering certain management and staff employees. Payments pursuant to the plan are based on achievement of certain performance goals. The Company's incentive compensation plan expense was $625,000, $502,000 and $467,000 for the years ended December 31, 1998, 1997 and 1996, respectively. There were 85, 79, and 65 employees who participated in this plan during 1998, 1997, and 1996, respectively.

     Retirement Plan. The Company sponsors a noncontributory defined benefit retirement plan (the "Retirement Plan"), which is intended to qualify under
Section 401(a) of the Internal Revenue Code. Employees who have attained age 21 and completed one year of service are eligible to participate in the Retirement Plan. The Retirement Plan provides for a monthly payment, at normal retirement age of 65, equal to one-twelfth of the sum of (i) 0.75% of Final Average Annual Compensation (5 highest consecutive calendar years earnings out of the last 10 years of employment) multiplied by the employee's years of service not in excess of 40 years, and (ii) 0.65% of Final Average Annual Compensation in excess of "covered compensation" multiplied by years of service not in excess of 35 years. "Covered compensation" means the average of the social security taxable wage base during the 35 year period ending with the year the employee attains social security retirement age. Early retirement, with reduced monthly benefits, is available at age 55 after 15 years of service. The Retirement Plan provides for 100% vesting after 5 years of service, and provides for a death benefit to a vested participant's surviving spouse. The costs of benefits under the Retirement Plan, which are borne by First Bancorp and/or its subsidiaries, are computed actuarially and defrayed by earnings from the Retirement Plan's investments. The compensation covered by the Retirement Plan includes total earnings before reduction for contributions to a cash or deferred profit-sharing plan (such as the 401(k) feature of the Profit Sharing Plan described above) and amounts used to pay group health insurance premiums and includes bonuses (such as amounts paid under the incentive compensation plan). Compensation for the purposes of the Retirement Plan may not exceed statutory limits; such limit in 1998 and 1997 was $160,000, and in 1996 it was $150,000.

    The following table reconciles the beginning and ending balances of the Retirement Plan's benefit obligation, as computed by the Company's independent actuarial consultants:

(In thousands)                                   1998                1997               1996
                                               --------            -------             -------
Benefit obligation at beginning of year        $  3,254              2,323               2,048
Service cost                                        201                146                 123
Interest cost                                       235                199                 165
Actuarial loss                                      473                666                 175
Benefits paid                                      (111)               (80)               (188)
                                               --------            -------             -------
Benefit obligation at end of year              $  4,052              3,254               2,323
                                               ========            =======             =======

   The Company's contributions to the Retirement Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes. The contributions are invested to provide for benefits under the Retirement Plan. At December 31, 1998, the Retirement Plan's assets were invested in Company common stock (11%), equity mutual funds (63%), and fixed income mutual funds (26%).

    The following table reconciles the beginning and ending balances of the Retirement Plan's plan assets:

(In thousands)                             1998         1997            1996
                                         -------      -------         -------
Plan assets at beginning of year         $ 2,994        2,237           1,963
Actual return on plan assets                 504          619             339
Employer contributions                       195          218             123
Benefits paid                               (111)         (80)           (188)
                                         -------      -------         -------
Plan assets at end of year               $ 3,582        2,994           2,237
                                         =======      =======         =======


    The following tables presents information regarding the funded status of the Retirement Plan, the amounts not recognized in the consolidated balance sheets, and the amounts recognized in the consolidated balance sheets:

(In thousands)                                       1998                1997
                                                   ------                ----
Funded status                                      $ (470)               (260)
Unrecognized net actuarial (gain) loss                202                  (7)
Unrecognized prior service cost                       755                 751
Unrecognized transition obligation                     59                  61
Other adjustments                                       -                 109
                                                   ------                ----
Prepaid pension cost                               $  546                 654
                                                   ======                 ===

     Net pension cost for the Retirement Plan included the following components for the years ended December 31, 1998, 1997 and 1996:

(In thousands)                                        1998       1997        1996
                                                     -----       ----        ----
Service cost - benefits earned during the period     $ 201        146        123
Interest cost on projected benefit obligation ..       235        199        165
Expected return on plan assets .................      (239)      (180)      (157)
Net amortization and deferral ..................       107         96         82
                                                     -----       ----       ----
     Net periodic pension cost .................     $ 304        261        213
                                                     =====       ====       ====


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

     The Company's funding policy with respect to the SERP Plan is to fund the related benefits through investments in life insurance policies, which are not considered plan assets for the purpose of determining the SERP Plan's funded status.

    The following table reconciles the beginning and ending balances of the SERP Plan's benefit obligation, as computed by the Company's independent actuarial consultants:

(In thousands)                                      1998       1997        1996
--------------                                      ----       ----        ----
Benefit obligation at beginning of year .....       $347        331         469
Effects of change in census information .....         34        (25)       (139)
Service cost ................................         12         10           8
Interest cost ...............................         27         23          25
Actuarial (gain) loss .......................         22         28         (32)
Benefits paid ...............................         --        (20)         --
                                                    ----        ---         ---
Benefit obligation at end of year ...........       $442        347         331
                                                    ====        ===         ===

    The following table presents information regarding the funded status of the SERP Plan, the amounts not recognized in the consolidated balance sheets, and the amounts recognized in the consolidated balance sheets:

(In thousands)                                             1998            1997
--------------                                             ----            ----

Funded status ..................................          $(442)           (347)
Unrecognized net actuarial loss ................            (89)            (98)
Unrecognized prior service cost ................            327             306
Adjustment for minimum liability ...............            (95)            (84)
                                                          -----            ----
Accrued pension cost ...........................          $(299)           (223)
                                                          =====            ====

     Net pension cost for the SERP Plan included the following components for the years ended December 31, 1998, 1997 and 1996:


(In thousands)                                              1998    1997    1996
                                                            ----    ----    ----
Service cost - benefits earned during the period .......     $12      10       8
Interest cost on projected benefit obligation ..........      27      23      25
Net amortization and deferral ..........................      27      26      25
                                                             ---     ---     ---
     Net periodic pension cost .........................     $66      59      58
                                                             ===     ===     ===

       The  following   assumptions  were  used  in  determining  the  actuarial
information for the Retirement Plan and the SERP Plan for the years ended December 31, 1998, 1997 and 1996:

                                                           1998                1997               1996
                                                 ------------------   ----------------   -----------------
                                                 Retirement    SERP   Retirement  SERP   Retirement   SERP
                                                    Plan       Plan      Plan     Plan      Plan      Plan
                                                    ----       ----      ----     ----      ----      ----
Discount rate used to determine net
   periodic pension cost ...................        7.00%     7.00%     7.75%     7.75%     7.25%     8.00%
Discount rate used  to calculate end  of
   year liability disclosures ..............        6.50%     6.50%     7.00%     7.00%     7.75%     7.75%
Expected long-term rate of return on assets         8.00%      n/a      8.00%      n/a      8.00%      n/a
Rate of compensation increase ..............        5.00%     5.00%     5.00%     5.00%     5.00%     5.00%


   Included in intangible assets at December 31, 1998 and 1997 are approximately $84,000 and $72,000, respectively, which were recognized in connection with the accrual of the additional minimum liability for the SERP Plan.

     SPLIT DOLLAR LIFE INSURANCE PLAN. Effective January 1, 1993, the Company adopted a Split Dollar Life Insurance Plan (the "Split Dollar Plan") whereby individual whole life insurance is made available to certain senior management executives designated and approved by the Board of Directors. Coverages for each executive are approximately $100,000. The Company pays the premiums under this plan and maintains a collateral interest in each participant's policy equal to the sum of premiums paid. If a policy is terminated or becomes payable because of the death of a participant, the premiums paid by the Company are recovered before any payment is made to the participant or the participant's beneficiary. In addition, the Company will recover its investment in the policy before transfer of the policy to the participant. Upon the death of a participant, the participant's designated beneficiary will receive a death benefit equal to the amount of coverage under his or her policy that is in excess of the amount of cumulative premiums paid by the Company. The amounts of insurance premiums paid by the Company in 1998, 1997 and 1996 under the Split-Dollar Plan on behalf of all executive officers as a group were $22,000, $14,000 and $19,000, respectively.

Note 11.  Commitments And Contingencies

     See Note 9 with respect to future obligations under noncancelable operating leases.

     In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements. As of December 31, 1998, the Company had outstanding loan commitments of $84,383,000 of which $70,851,000 were at variable rates and $13,532,000 were at fixed rates. Included in outstanding loan commitments were unfunded commitments of $33,996,000 on revolving credit plans, of which $29,726,000 were at variable rates and $4,270,000 were at fixed rates. Additionally, standby letters of credit of approximately $924,000 and $1,108,000 were outstanding at December 31, 1998 and 1997, respectively. The Company's exposure to credit loss for the aforementioned commitments in the event of nonperformance by the party to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. However, management believes that these commitments represent no more than the normal lending risk that the Company commits to its borrowers. If these commitments are drawn, the Company plans to obtain collateral if it is deemed necessary based on management's credit evaluation of the counter-party. The types of collateral held varies but may include accounts receivable, inventory and commercial or residential real estate. Management expects any draws under existing commitments to be funded through normal operations.

     The Bank grants primarily commercial and installment loans to customers throughout its market area, which consists of Anson, Cabarrus, Chatham, Davidson, Guilford, Harnett, Lee, Montgomery, Moore, Randolph, Richmond, Robeson, Scotland and Stanly Counties in North Carolina. The real estate loan portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolios can be affected by local economic conditions.

     The Company is not involved in any legal proceedings which, in management's opinion, could have a material effect on the consolidated financial position of the Company.

Note 12.  Fair Value Of Financial Instruments

     Fair value estimates as of December 31, 1998 and 1997 and limitations thereon are set forth below for the Company's financial instruments. Please see
Note 1 for a discussion of fair value methods and assumptions, as well as fair value information for off-balance sheet financial instruments.

                                                    December 31, 1998                          December 31, 1997
                                             ---------------------------------          --------------------------------
                                              Carrying          Estimated Fair          Carrying          Estimated Fair
(In thousands)                                  Amount               Value                Amount               Value
                                             ----------              ------               ------               ------
Cash and due from banks,
   noninterest-bearing                       $   22,073              22,073               17,664               17,664
Due from banks, interest-bearing                  8,398               8,398               13,081               13,081
Federal funds sold                                8,295               8,295                2,896                2,896
Securities available for sale                    58,800              58,800               50,277               50,277
Securities held to maturity                      18,480              19,223               20,856               21,512
Presold mortgages in process
   of settlement                                  2,619               2,619                1,330                1,330
Loans, net of allowance                         352,830             353,706              275,734              276,152
Accrued interest receivable                       2,789               2,789                2,866                2,866

Deposits                                        440,266             440,985              361,224              361,610
Short-term borrowings                             6,000               6,000                    -                    -
Accrued interest payable                          3,080               3,080                2,299                2,299

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

Note 13.  Stock Option Plan

     Pursuant to provisions of the Company's 1994 Stock Option Plan (the "Option Plan"), options to purchase up to 270,000 shares of First Bancorp's authorized but unissued common stock may be granted to employees ("Employee Options") and directors ("Nonemployee Director Options") of the Company and its subsidiaries. The purposes of the Option Plan are (i) to align the interests of participating employees and directors with the Company's shareholders by reinforcing the relationship between shareholder gains and participant rewards, (ii) to encourage equity ownership in the Company by participants and (iii) to provide an incentive to employee participants to continue their employment with the Company. Since the inception of the Option Plan, each nonemployee director has been granted 1,000 Nonemployee Director Options on June 1 of each year. Employee Options were granted to substantially all officers at the inception of the Option Plan and since then have been granted primarily to new officers and officers that have assumed increased responsibilities. For both Employee and Nonemployee Director Options, the option price is the fair market value of the stock at the date of grant. Employee Options vest over a five-year period, with the first 20% becoming vested on June 1, 1995. Director Options are granted over a five year period, and are 100% vested on the date of grant. All options are to expire not more than 10 years from the date of grant. Forfeited options become available for future grants.

     At December 31, 1998, there were 73,900 additional shares available for grant under the Option Plan. The per share weighted-average fair value of options granted during 1998, 1997, and 1996 was $10.99, $8.30, and $4.44, respectively on the date(s) of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                 1998               1997               1996
                                 ----               ----               ----
Expected dividend yield          1.90%              2.05%             2.93%
Risk-free interest rate          5.50%              6.20%             6.36%
Expected life                   8 years            8 years           8 years
Expected volatility             25.00%             21.50%             19.00%

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

(In thousands except per share data)                 1998              1997              1996
                                                   -------             -----             -----
Net income:            As reported                 $ 5,683             5,012             4,347
                       Pro forma                     5,542             4,892             4,299

Earnings per share:    Basic - As reported            1.88              1.66              1.44
                       Basic - Pro forma              1.83              1.62              1.43

                       Diluted - As reported          1.83              1.62              1.43
                       Diluted - Pro forma            1.78              1.58              1.41

    Pro forma net income and earnings per share reflect only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income and earnings per share amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered. Consequently, the effects of applying SFAS No. 123 pro forma disclosures during the initial phase-in period may not be representative of the effects on reported net income in future periods.

    The following table sets forth a summary of the activity of the Option Plan since December 31, 1995:

                                                               Options Exercisable
                                      Options Outstanding           at Year End
                                    ------------------------ -----------------------
                                                   Weighted-               Weighted-
                                                    Average                 Average
                                    Number of      Exercise  Number of     Exercise
                                     Shares          Price     Shares        Price
                                     -------      ---------    ------     ---------
Balance at December 31, 1995 ..      106,700      $   10.59    38,140     $   10.53

   Granted ....................       56,000          17.06
   Exercised ..................       (2,200)         10.45
   Forfeited ..................       (4,300)         10.63
   Expired ....................           --             --

Balance at December 31, 1996 ..      156,200          12.91    62,480         11.30

   Granted ....................       30,000          26.01
   Exercised ..................       (4,000)         12.38
   Forfeited ..................       (7,500)         15.76
   Expired ....................           --             --

Balance at December 31, 1997 ..      174,700          15.05    94,420         13.09

   Granted ....................       15,000          32.33
   Exercised ..................       (1,100)         11.90
   Forfeited ..................       (5,600)         25.92
   Expired ....................           --             --

Balance at December 31, 1998 .      183,000      $   16.15   131,960     $   14.84
                                     =======      =========   =======     =========

The following table summarizes information about the stock options outstanding at December 31, 1998:

                                                         Options Outstanding                         Options Exercisable
                                            -------------------------------------------------     ---------------------------
                                                                   Weighted-        Weighted-                       Weighted-
                                                Number              Average          Average         Number           Average
               Range of                      Outstanding           Remaining        Exercise      Exercisable        Exercise
           Exercise Prices                   at 12/31/98       Contractual Life      Price        at 12/31/98         Price
           ---------------                   -----------       ----------------      -----        -----------         -----
              $10 to $15                        104,700               6.1        $   11.03           92,960         $   11.08
              $16 to $20                         38,300               7.9            17.63           15,200             17.63
              $21 to $25                         11,000               8.4            23.00           11,000             23.00
              $26 to $28                         14,000               8.8            27.75            2,800             27.75
              $29 to $33                         15,000               9.5            32.33           10,000             33.00
                                                -------               ---        ---------           ------         ---------
                                                183,000               7.1        $   16.15          131,960         $   14.84
                                                =======               ===        =========          =======         =========

Note 14.  Regulatory Restrictions

     The Company is regulated by the Board of Governors of the Federal Reserve System ("FRB") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina State Banking Commission.

     The primary source of funds for the payment of dividends by First Bancorp is dividends received from its subsidiary, First Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 1998, the Bank had undivided profits of approximately $24,495,000 which were available for the payment of dividends. As of December 31, 1998, approximately $14,348,000 of the Company's investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.

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

     In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for classification as "well capitalized," which are presented with the minimum ratios and the Company's ratios as of December 31, 1998 in the following table.

                                                                                                   To Be Well Capitalized
                                                                        For Capital                Under Prompt Corrective
                                              Actual                 Adequacy Purposes                Action Provisions
                                     ---------------------          --------------------           ----------------------
($ in thousands)                      Amount        Ratio            Amount      Ratio               Amount        Ratio
----------------                      ------        -----            ------      -----               ------        -----
                                                                    (must equal or exceed)         (must equal or exceed)
As of December 31, 1998
    Total Capital
       (to Risk Weighted Assets)     $39,107        10.75%           29,112        8.00%             36,390        10.00%
    Tier I Capital
       (to Risk Weighted Assets)      34,614         9.63%           14,376        4.00%             21,564         6.00%
    Tier I Capital
       (to Average Assets) .....      34,614         7.37%           18,793        4.00%             23,491         5.00%
As of December 31, 1997
    Total Capital
       (to Risk Weighted Assets)     $33,558        11.95%           22,457        8.00%             28,072        10.00%
    Tier I Capital
       (to Risk Weighted Assets)      30,092        10.85%           11,090        4.00%             16,635         6.00%
    Tier I Capital
       (to Average Assets) .....      30,092         7.93%           15,185        4.00%             18,981         5.00%


     The average reserve balance maintained under the requirements of the Federal Reserve was approximately $6,380,000 for the year ended December 31, 1998.

Note 15.  Supplementary Income Statement Information

    Included in other service charges, commissions, and fees for the years ended December 31, 1998, 1997 and 1996 are fees that the Company earned from originating presold mortgages in the amount of $537,000, $284,000, and $254,000, respectively.

    The "other nonrecurring net gains" line item included on the Consolidated Statements of Income includes $168,000 in 1997 that was realized from an early termination fee related to a data processing contract. The $211,000 recorded in 1996 relates to the net gain realized from a sale of a branch facility and its related deposits.

     Components of other operating expenses exceeding 1% of total income for any of the years ended December 31, 1998, 1997 and 1996 are as follows:

(In thousands)                                          1998                    1997                  1996
--------------                                          ----                    ----                  ----
Amortization of intangible assets                     $   655                    546                   568
Stationery and supplies                                   786                    756                   605
Telephone                                                 455                    424                   334


Note 16.  Condensed Parent Company Information

   Condensed financial data for First Bancorp (parent company only) follows:

CONDENSED BALANCE SHEETS                                                                 As of December 31,
------------------------                                                                 ------------------
(In thousands)                                                                            1998        1997
                                                                                        -------      ------
Assets
Cash on deposit with bank subsidiary ..............................................     $    54          29
Securities available for sale at fair value:
     State and local governments (amortized costs of $672 in 1998 and $600 in 1997)         672         600
     Other securities (amortized costs of $1 in 1998 and 1997) ....................           1           1
                                                                                        -------      ------
          Total securities available for sale .....................................         673         601
                                                                                        -------      ------
Investment in subsidiaries, at equity:
     First Bank and subsidiary ....................................................      38,844      35,232
     Montgomery Data Services, Inc. ...............................................         139          88
     First Bancorp Financial Services, Inc. .......................................       1,276       1,262
                                                                                        -------      ------
         Total investments in subsidiaries ........................................      40,259      36,582
                                                                                        -------      ------
Land ..............................................................................           7           7
Other assets ......................................................................          25          30
                                                                                        -------      ------
         Total assets .............................................................     $41,018      37,249
                                                                                        =======      ======

Liabilities and shareholders' equity
Other liabilities .................................................................         524         484
Shareholders' equity ..............................................................      40,494      36,765
                                                                                        -------      ------
         Total liabilities and shareholders' equity ...............................     $41,018      37,249
                                                                                        =======      ======


CONDENSED STATEMENTS OF INCOME                                                  Year Ended December 31,
                                                                          ---------------------------------
(In thousands)                                                              1998          1997         1996
                                                                          -------        -----        -----
 Equity in earnings (losses) of subsidiaries
     Dividends     - First Bankand subsidiary .......................    $ 1,950        1,100        1,350
                   - Montgomery Data Services .......................        100          475           --
                   - First Bancorp Financial Services Inc. ..........         --          300           --
     Undistributed - First Bank and subsidiary ......................      3,756        3,842        2,990
                   - Montgomery Data Services .......................         52         (158)         167
                   - First Bancorp Financial Services Inc. ..........         20         (287)           5
All other income and expenses, net ..................................       (195)        (260)        (165)
                                                                         -------        -----        -----
          Net Income ................................................    $ 5,683        5,012        4,347
                                                                         =======        =====        =====


CONDENSED STATEMENTS OF CASH FLOWS                                                     Year Ended December 31,
                                                                       -----------------------------------------------------
(In thousands)                                                            1998                  1997                   1996
                                                                       --------                -------                ------
 Operating Activities:
     Net income                                                        $  5,683                  5,012                 4,347
     Equity in undistributed earnings of subsidiaries                    (3,828)                (3,397)               (3,162)
     Decrease (increase) in other assets                                      7                    (30)                    1
     Increase (decrease) in other liabilities                               (20)                    90                     -
                                                                       --------                -------                ------
          Total - operating activities                                    1,842                  1,675                 1,186
                                                                       --------                -------                ------
Investing Activities:
     Purchases of securities available for sale                          (2,204)                (2,048)               (1,493)
     Sales of securities available for sale                               2,132                  1,835                 1,564
                                                                       --------                -------                ------
          Total - investing activities                                      (72)                  (213)                   71
                                                                       --------                -------                ------
Financing Activities
      Payment of cash dividends                                          (1,752)                (1,508)               (1,267)
      Proceeds from issuance of common stock                                 13                     50                    23
      Purchases and retirement of common stock                               (6)                     -                     -
                                                                       --------                -------                ------
          Total - financing activities                                   (1,745)                (1,458)               (1,244)
                                                                       --------                -------                ------
Net increase in cash and cash equivalents                                    25                      4                    13
Cash and cash equivalents, beginning of year                                 29                     25                    12
                                                                       --------                -------                ------
Cash and cash equivalents, end of year                                 $     54                     29                    25
                                                                       ========                =======                ======

Note 17.  Recent Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Because the Company has not historically and does not currently employ the use of derivatives, this Statement is not expected to impact the Company.

                          Independent Auditors' Report




   The Board of Directors
   First Bancorp

        We have audited the accompanying consolidated balance sheets of First Bancorp and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



   /s/KPMG LLP
   -----------
   KPMG LLP


   Raleigh, North Carolina
   January 22, 1999

Part II.  Other Information

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the two years ended December 31, 1998, and any subsequent interim periods, there were no changes in accountants and/or disagreements on any matters of accounting principles or practices or financial statement disclosures.

PART III

Item 10.  Directors and Executive  Officers of the  Registrant;  Compliance with
          Section 16(a) of the Exchange Act

     Incorporated herein by reference is the information under the caption "Directors, Nominees and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" from the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements - See Item 8, Cross Reference Index on page 2, for information concerning the Company's consolidated financial statements and report of independent auditors.

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

10.f First Bancorp Employees' Pension Plan, as amended on August 16, 1994, was filed as Exhibit 10(g) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference. (*)

10.g First Bancorp Senior Management Supplemental Executive Retirement Plan dated May 31, 1993, was filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and is incorporated herein by reference. (*)

10.h First Bancorp Senior Management Split-Dollar Life Insurance Agreements between the Company and the Executive Officers, as amended on December 22, 1994, was filed as Exhibit 10(i) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference. (*)

10.i First Bancorp 1994 Stock Option Plan was filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994, and is incorporated herein by reference. (*)

10.j Severance Agreement between the Company and Patrick A. Meisky dated December 29, 1995 was filed as Exhibit 10(o) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and is incorporated by reference. (*)

10.k Amendment to the First Bancorp Savings Plus and Profit Sharing Plan (401(k) savings incentive plan and trust), dated December 17, 1996, was filed as Exhibit 10(m) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and is incorporated herein by reference. (*)

10.l Employment Agreement between the Company and James H. Garner dated August 17, 1998 was filed as Exhibit 10(l) to the Company's Annual Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference. (*)

10.m Employment Agreement between the Company and Anna G. Hollers dated August 17, 1998 was filed as Exhibit 10(m) to the Company's Annual Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference. (*)

10.n Employment Agreement between the Company and Teresa C. Nixon dated August 17, 1998 was filed as Exhibit 10(n) to the Company's Annual Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference. (*)

10.o First Amendment to the First Bancorp Senior Management Executive Retirement Plan dated April 21, 1998. (*)

10.p Employment Agreement between the Company and Eric P. Credle dated August 17, 1998. (*)

21 List of Subsidiaries of Registrant was filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference.

23.a       Consent of Independent Auditors of Registrant, KPMG LLP.

27         Financial Data Schedule pursuant to Article 9 of Regulation S-X.

 (b) There were no reports filed on Form 8-K during the quarter ended December 31, 1998.

 (c) Exhibits - see (a)(3) above

 (d) No financial statement schedules are filed herewith.


COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO: FIRST BANCORP, ANNA G. HOLLERS, EXECUTIVE VICE PRESIDENT, P.O. BOX 508, TROY, NC 27371

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Troy, and State of North Carolina, on the 16th day of March, 1999.

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

                               Executive Officers
                               ------------------

                               /s/ James H. Garner
                               -------------------
                                   James H. Garner
                President, Chief Executive Officer and Treasurer


            /s/ Anna G. Hollers                        /s/ Eric P. Credle
            -------------------                        ------------------
            Anna G. Hollers                            Eric P. Credle
            Executive Vice President                   Senior Vice President
            Executive Secretary                        Chief Financial Officer
            March 16, 1999                             March 16, 1999

                               Board of Directors
                               ------------------



            /s/ Jack D. Briggs                         /s/ Edward T. Taws
            ------------------                         ------------------
            Jack D. Briggs                             Edward T. Taws
            Chairman of the Board                      Director
            Director                                   March 16, 1999
            March 16, 1999

            /s/ David L. Burns                         /s/ Frederick H. Taylor
            ------------------                         -----------------------
            David L. Burns                             Frederick H. Taylor
            Director                                   Director
            March 16, 1999                             March 16, 1999

            /s/ Jesse S. Capel                         /s/ Goldie H. Wallace
            ------------------                         ---------------------
            Jesse S. Capel                             Goldie H. Wallace
            Director                                   Director
            March 16, 1999                             March 16, 1999

            /s/ George R. Perkins                      /s/ A. Jordan Washburn
            ---------------------                      ----------------------
            George R. Perkins                          A. Jordan Washburn
            Director                                   Director
            March 16, 1999                             March 16, 1999

            /s/ G.T. Rabe, Jr.                         /s/ John C. Willis
            ------------------                         ------------------
            G.T. Rabe, Jr.                             John C. Willis
            Director                                   Director
            March 16, 1999                             March 16, 1999

                                              EXHIBIT CROSS REFERENCE INDEX

      Exhibit
      -------

     3.a.i     Copy of Articles of Incorporation of the Registrant

     3.a.ii    Copy of the amendment to Articles of Incorporation

     3.b.i     Copy of the Bylaws of the Registrant

     10.a      Data processing Agreement by and between Bank of Montgomery (First Bank) and
               Montgomery Data Services, Inc.

     10.b      First Bank Salary and Incentive Plan, as amended

     10.c      First Bancorp Savings Plus and Profit Sharing Plan (401(k)  savings incentive plan and trust), as amended

     10.d      Directors and Officers Liability Insurance Policy of First Bancorp

     10.e      Indemnification Agreement between the Company and its Directors and Officers

     10.f      First Bancorp Employees' Pension Plan

     10.g      First Bancorp Senior Management Supplemental Executive  Retirement Plan

     10.h      First Bancorp Senior Management Split-Dollar Life Insurance Agreements between the Company and the Executive Officers

     10.i      First Bancorp 1994 Stock Option Plan

     10.j      Severance Agreement between the Company and Patrick A. Meisky

     10.k      Amendment to the First Bancorp Savings Plus and Profit Sharing Plan

     10.l      Employment Agreement between the Company and James H. Garner

     10.m      Employment Agreement between the Company and Anna G. Hollers

     10.n      Employment Agreement between the Company and Teresa C. Nixon

     10.o      First Amendment to the First Bancorp Supplemental Executive Retirement Plan

     10.p      Employment Agreement between the Company and Eric P. Credle

     21        List of Subsidiaries of Registrant

     23.a      Consent of Independent Auditors of Registrant, KPMG   LLP

     27        Financial Data Schedule pursuant to Article 9 of Regulation S-X

               * Incorporated herein by reference.