Form 10-Q
period 1999-03-31
FIRST BANCORP /NC/
filed 1999-05-17
CIK 811589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                            -------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 1999


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

                                 [ X ] YES [   ] NO


       As of March 31, 1999, 3,011,861 shares of the registrant's Common Stock, $5 par value, were outstanding. The registrant had no other classes of securities outstanding.



EXHIBIT INDEX BEGINS ON PAGE 27

                                      INDEX
                         FIRST BANCORP AND SUBSIDIARIES


                                                                            Page

Part I.  Financial Information

Item 1 - Financial Statements

   CONSOLIDATED BALANCE SHEETS -
   March 31, 1999 and 1998
   (With Comparative Amounts at December 31, 1998)                             3

   CONSOLIDATED STATEMENTS OF INCOME -
   For the Periods Ended March 31, 1999 and 1998                               4

   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME -
   For the Periods Ended March 31, 1999 and 1998                               5

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY -
   For the Periods Ended March 31, 1999 and 1998                               6

   CONSOLIDATED STATEMENTS OF CASH FLOWS -
   For the Periods Ended March 31, 1999 and 1998                               7

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  8

Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition                    10

Item 3 - Quantitative and Qualitative Disclosures About Market Risk           20


Part II.  Other Information

Item 5 - Other Information                                                    23

Item 6 - Exhibits and Reports on Form 8-K                                     23

Signatures                                                                    26

Exhibit Cross Reference Index                                                 27

Part I.  Financial Information
Item 1 - Financial Statements

                                 First Bancorp and Subsidiaries
                                   Consolidated Balance Sheets


                                                           March 31,    December 31,    March 31,
($ in thousands-unaudited)                                   1999           1998           1998
--------------------------                               ---------        -------         ------
ASSETS
Cash & due from banks, noninterest-bearing .........     $  15,525         22,073         15,592
Due from banks, interest-bearing ...................        24,207          8,398         10,004
Federal funds sold .................................         3,018          8,295          5,811
                                                         ---------         ------         ------
     Total cash and cash equivalents ...............        42,750         38,766         31,407
                                                         ---------         ------         ------

Securities available for sale (costs of $59,663,
     $58,740, and $44,339) .........................        59,482         58,800         44,507

Securities held to maturity (fair values of $18,552,
     $19,223, and $20,619) .........................        17,898         18,480         20,016

Presold mortgages in process of settlement .........         1,879          2,619          1,909

Loans ..............................................       368,511        358,334        309,497
   Less:  Allowance for loan losses ................        (5,671)        (5,504)        (5,008)
                                                         ---------         ------         ------
   Net loans .......................................       362,840        352,830        304,489
                                                         ---------         ------         ------

Premises and equipment .............................         9,120          9,091          8,752
Accrued interest receivable ........................         3,232          2,789          2,812
Intangible assets ..................................         5,684          5,843          6,323
Other ..............................................         2,977          2,620          2,617
                                                         ---------         ------         ------
        Total assets ...............................     $ 505,862        491,838        422,832
                                                         =========        =======        =======


LIABILITIES
Deposits: Demand - noninterest-bearing .............     $  58,242         62,479         53,288
          Savings, NOW, and money market ...........       158,980        160,428        137,418
          Time deposits of $100,000 or more ........        63,570         60,720         47,064
          Other time deposits ......................       158,674        156,639        142,654
                                                         ---------         ------         ------
               Total deposits ......................       439,466        440,266        380,424
Short-term borrowings ..............................        20,000          6,000           --
Accrued interest payable ...........................         3,095          3,080          2,412
Other liabilities ..................................         2,265          1,998          2,453
                                                         ---------         ------         ------
     Total liabilities .............................       464,826        451,344        385,289
                                                         ---------         ------         ------

                                 First Bancorp and Subsidiaries
                                   Consolidated Balance Sheets


                                                           March 31,    December 31,    March 31,
($ in thousands-unaudited)                                   1999           1998           1998
--------------------------                               ---------        -------         ------

SHAREHOLDERS' EQUITY
Common stock, $5 par value per share
     Authorized: 12,500,000 shares
     Issued and outstanding: 3,011,861,
        3,021,270, and 3,020,370 shares ............        15,059         15,106         15,102
Capital surplus ....................................         3,636          3,864          3,861
Retained earnings ..................................        22,450         21,487         18,469
Accumulated other comprehensive income .............          (109)            37            111
                                                         ---------         ------         ------
     Total shareholders' equity ....................        41,036         40,494         37,543
                                                         ---------         ------         ------
          Total liabilities and shareholders' equity     $ 505,862        491,838        422,832
                                                         =========        =======        =======

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income

                                                         Three Months Ended
                                                               March 31,
                                                      --------------------------
($ in thousands, except per share data-unaudited)        1999             1998
-------------------------------------------------     ----------        --------
INTEREST INCOME
Interest and fees on loans .....................      $    7,919           6,919
Interest on investment securities:
     Taxable interest income ...................             798             807
     Tax-exempt interest income ................             237             279
Other, principally overnight investments .......             204             220
                                                      ----------        --------
     Total interest income .....................           9,158           8,225
                                                      ----------        --------

INTEREST EXPENSE
Savings, NOW and money market ..................             793             800
Time deposits of $100,000 or more ..............             885             603
Other time deposits ............................           1,999           1,832
Short-term borrowings ..........................              35              --
                                                      ----------        --------
     Total interest expense ....................           3,712           3,235
                                                      ----------        --------

Net interest income ............................           5,446           4,990
Provision for loan losses ......................             200             280
                                                      ----------        --------
Net interest income after provision
   for loan losses .............................           5,246           4,710
                                                      ----------        --------

NONINTEREST INCOME
Service charges on deposit accounts ............             664             610
Fees from presold mortgages ....................             171             100
Commissions from insurance sales ...............              87              59
Other service charges, commissions and fees ....             371             274
Data processing fees ...........................              10              --
Securities gains ...............................               5              --
Loan sale gains ................................              --             147
                                                      ----------        --------
     Total noninterest income ..................           1,308           1,190
                                                      ----------        --------

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income

                                                         Three Months Ended
                                                               March 31,
                                                      --------------------------
($ in thousands, except per share data-unaudited)        1999             1998
-------------------------------------------------     ----------        --------
NONINTEREST EXPENSES
Salaries .......................................           1,866           1,725
Employee benefits ..............................             479             373
                                                      ----------        --------
   Total personnel expense .....................           2,345           2,098
Net occupancy expense ..........................             297             246
Equipment related expenses .....................             255             219
Other operating expenses .......................           1,378           1,355
                                                      ----------        --------
     Total noninterest expenses ................           4,275           3,918
                                                      ----------        --------

Income before income taxes .....................           2,279           1,982
Income taxes ...................................             803             676
                                                      ----------        --------

NET INCOME .....................................      $    1,476           1,306
                                                      ==========        ========

Earnings per share:
     Basic .....................................      $     0.49            0.43
     Diluted ...................................            0.48            0.42

Weighted average common shares outstanding:
     Basic .....................................       3,015,384       3,020,370
     Diluted ...................................       3,086,629       3,108,468

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income


                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
($ in thousands-unaudited)                                1999           1998
--------------------------                               --------       -------
Net income .......................................       $ 1,476        $ 1,306
                                                         -------        -------
Other comprehensive loss:
   Unrealized losses on securities
     available for sale:
     Unrealized holding losses arising
         during the period, pretax ...............          (236)          (115)
            Tax benefit ..........................            93             40
     Reclassification to realized gains ..........            (5)            --
               Tax expense .......................             2             --
                                                         -------        -------
Other comprehensive loss .........................          (146)           (75)
                                                         -------        -------

Comprehensive income .............................       $ 1,330          1,231
                                                         =======          =====


See notes to consolidated financial statements.

                                                   First Bancorp and Subsidiaries
                                           Consolidated Statements of Shareholders' Equity


                                                                                                     Accumulated
                                                     Common Stock                                        Other         Share-
                                                 --------------------       Capital    Retained      Comprehensive    holders'
(In thousands, except per share - unaudited)     Shares        Amount       Surplus    Earnings         Income        Equity
------------------------------------------- ------------ ------------- ------------ ----------- --------------- ------------
Balances, January 1, 1998                         3,020   $    15,102        3,861      17,616             186       36,765

Net income                                                                               1,306                        1,306
Cash dividends declared ($0.15 per share)                                                 (453)                        (453)
Other comprehensive loss                                                                                   (75)         (75)
                                                  -----    ----------        -----      ------            ----       ------

Balances, March 31, 1998                          3,020    $   15,102        3,861      18,469             111       37,543
                                                  =====    ==========        =====      ======            ====       ======

Balances, January 1, 1999                         3,021    $   15,106        3,864      21,487              37       40,494

Net income                                                                               1,476                        1,476
Cash dividends declared ($0.17 per share)                                                 (513)                        (513)
Common stock issued under
     stock option plan                                1             5            5                                       10
Common stock issued into
     dividend reinvestment plan                       1             3           10                                       13
Purchases and retirement of common
     stock                                          (11)          (55)        (243)                                    (298)
Other comprehensive loss                                                                                  (146)        (146)
                                                  -----    ----------        -----      ------            ----       ------

Balances, March 31, 1999                          3,012    $   15,059        3,636      22,450            (109)      41,036
                                                  =====    ==========        =====      ======            ====       ======


See notes to consolidated financial statements.

                                     First Bancorp and Subsidiaries
                                  Consolidated Statements of Cash Flows

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                -----------------------
($ in thousands-unaudited)                                                        1999            1998
--------------------------                                                      ---------        ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ................................................................     $  1,476         1,306
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses ............................................          200           280
     Net security premium amortization ....................................          130            14
     Gains on sales of loans ..............................................           --          (147)
     Proceeds from sales of loans .........................................           --         2,947
     Gains on sales of securities available for sale ......................           (5)           --
     Loan fees and costs deferred, net of amortization ....................          (14)            9
     Depreciation of premises and equipment ...............................          212           180
     Amortization of intangible assets ....................................          159           164
     Provision for deferred income taxes ..................................          (46)           20
     Decrease (increase) in accrued interest receivable ...................         (443)           54
     Decrease (increase) in other assets ..................................          552          (537)
     Increase in accrued interest payable .................................           15           113
     Increase in other liabilities ........................................          208            12
                                                                                --------      --------
          Net cash provided by operating activities .......................        2,444         4,415
                                                                                --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale ...........................       (9,591)       (5,314)
     Purchases of securities held to maturity .............................         (651)           (3)
     Proceeds from sales of securities available for sale .................        2,017            --
     Proceeds from maturities/issuer calls of securities available for sale        6,531        10,960
     Proceeds from maturities/issuer calls of securities held to maturity .        1,230           838
     Net increase in loans ................................................      (10,227)      (31,844)
     Purchases of premises and equipment ..................................         (241)          (93)
                                                                                --------      --------
          Net cash used in investing activities ...........................      (10,932)      (25,456)
                                                                                --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits ..................................         (800)       19,200
     Proceeds from short-term borrowings, net .............................       14,000            --
     Cash dividends paid ..................................................         (453)         (393)
     Proceeds from issuance of common stock ...............................           23            --
     Purchases and retirement of common stock .............................         (298)           --
                                                                                --------      --------
          Net cash provided by financing activities .......................       12,472        18,807
                                                                                --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................        3,984        (2,234)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................       38,766        33,641
                                                                                --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................     $ 42,750        31,407
                                                                                ========      ========

                                     First Bancorp and Subsidiaries
                                  Consolidated Statements of Cash Flows

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                -----------------------
($ in thousands-unaudited)                                                        1999            1998
--------------------------                                                      ---------        ------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest .............................................................     $  3,697         3,122
     Income taxes .........................................................           92           204
Non-cash transactions:
     Foreclosed loans transferred to other real estate ....................           31            --
     Unrealized loss on securities available for sale .....................         (241)         (115)

See notes to consolidated financial statements.

                         First Bancorp And Subsidiaries
                   Notes To Consolidated Financial Statements


--------------------------------------------------------------------------------
(unaudited)      For the Periods Ended March 31, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 1
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of March 31, 1999 and 1998 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 1999 and 1998. Reference is made to the 1998 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements.

NOTE 2
The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. Certain amounts reported in the period ended March 31, 1998 have been reclassified to conform with the presentation for March 31, 1999. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

NOTE 3
Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share includes the potentially dilutive effects of the Company's 1994 Stock Option Plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                            For the Three Months Ended March 31,
                                        -----------------------------------------------------------------------------
                                                       1999                                     1998
                                        -----------------------------------     -------------------------------------
($ in thousands except per               Income       Shares                     Income        Shares
    share amounts)                       (Numer-      (Denom-     Per Share      (Numer-       (Denom-      Per Share
                                          ator)       inator)       Amount        ator)        inator)       Amount
--------------------------              --------    ---------      --------     ---------     ---------     ---------
Basic EPS
  Net income                            $  1,476    3,015,384      $   0.49     $   1,306     3,020,370     $   0.43
                                                                   ========                                 ========
Effect of Dilutive Securities
  Effect of stock option plan                  -       71,245                           -        88,098
                                        --------    ---------                   ---------     ---------

Diluted EPS
  Net income plus assumed
     exercises of options               $  1,476    3,086,629      $   0.48     $   1,306     3,108,468     $   0.42
                                        ========    =========      ========     =========     =========     ========

                                                                          Page 8

NOTE 4
Based on management's evaluation of the loan portfolio, current economic conditions and other risk factors, the Company's allowance for loan losses was $5,671,000 as of March 31, 1999 compared to $5,504,000 and $5,008,000 as of
December 31, 1998 and March 31, 1998, respectively. Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and foreclosed, repossessed and idled properties. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                 March 31,     December 31,    March 31,
($ in thousands)                                   1999           1998           1998
----------------                                ---------        -------       -------
Nonperforming loans:
    Nonaccrual loans ...................        $     596           601           633
    Restructured loans .................              258           248           256
                                                ---------        ------        ------
Total nonperforming loans ..............              854           849           889
Foreclosed, repossessed, and idled
   properties (included in other assets)              525           505           377
                                                ---------        ------        ------

Total nonperforming assets .............        $   1,379         1,354         1,266
                                                =========        ======        ======


Nonperforming loans to total loans .....             0.23%         0.24%         0.29%
Allowance for loan losses to
    nonperforming loans ................           664.05%       648.29%       563.33%
Nonperforming assets as a percentage of
   loans  and foreclosed, repossessed, .             0.37%         0.38%         0.41%
   and idled properties
Nonperforming assets to total assets ...             0.27%         0.28%         0.30%
Allowance for loan losses to total loans             1.54%         1.54%         1.62%


NOTE 5
Loans are shown on the Consolidated Balance Sheets net of net deferred loan fees of approximately $114,000, $128,000, and $135,000 at March 31, 1999, December
31, 1998, and March 31, 1998, respectively.

NOTE 6
The  Financial  Accounting  Standards  Board  (FASB)  has  issued  Statement  of
Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires management to report selected financial data and descriptive information about reportable operating segments. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. SFAS No. 131 was effective for financial statements for periods beginning after December 15, 1997. In all material respects, the Company's operations are entirely within the commercial banking segment, and the financial statements presented herein reflect the results of that segment. Also, the Company has no foreign operations or customers.

Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition


RESULTS OF OPERATIONS


OVERVIEW

     Net income for the first quarter of 1999 totaled $1,476,000, an increase of 13.0% over the $1,306,000 reported for the first quarter of 1998. Basic earnings per share for the three months ended March 31, 1999 were $0.49 compared to $0.43 reported for the first quarter of 1998, an increase of 14.0%. Earnings per share on a diluted basis amounted to $0.48 per share for the first quarter of 1999 compared to $0.42 reported for the first quarter of 1998, a 14.3% increase. The increase in first quarter net income from the prior year is primarily a result of the 9.1% increase in net interest income. The increase in net interest income is attributable to the loan and deposit growth experienced in the past year. Average loans for the first quarter of 1999 were 24.1% higher than the average amount of loans outstanding in the first quarter of 1998, and average deposits for the first quarter of 1999 were 20.4% higher than in the first quarter of 1998. The provision for loan losses for the first quarter of 1999 was $200,000, which is $80,000 less than it was for the first quarter of 1998. The decrease in the provision for loan losses is primarily due to the lower loan growth experienced in the first quarter of 1999 ($10 million) compared to the first quarter of 1998 ($29 million), as well as continued excellent credit quality. Noninterest income increased 9.9% and noninterest expenses increased 9.1% when comparing the first quarter of 1999 to 1998. The increase in noninterest income was primarily a result of the larger deposit and customer base compared to the prior year, as increases were experienced in most categories of fees and charges. The increase in noninterest expenses is primarily attributable to expenses associated with the growth in the customer base and branch network over the prior year.

COMPONENTS OF EARNINGS

     Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income increased by $456,000, or 9.1%, when comparing the first quarter of 1999 with the first quarter of 1998, primarily because of growth in loan and deposit volumes experienced in the past year. At March 31, 1999, loans had increased 19.1% to $368,511,000 from $309,497,000 at March 31, 1998, while deposits had increased by 15.5%, from $380,424,000 at March 31, 1998 to $439,466,000 at March 31, 1999.

     Partially offsetting the positive effects on net interest income associated with the loan and deposit growth was a decrease in the Company's net interest margin. The Company's net interest margin was 4.97% for the first quarter of 1999 compared to 5.55% for the first quarter of 1998. The yield earned on loans, the largest component of interest income, decreased 74 basis points, from 9.55% in the first quarter of 1998 to 8.81% in the first quarter of 1999. This decrease in yield is largely attributable to a 75 basis point lower average prime rate in effect during the first quarter of 1999 compared to the first quarter of 1998, as well as a highly competitive market and a continuing slight shift in the Company's loan mix from higher yielding consumer installment loans, to generally lower yielding, but less risky, real estate loans. This shift from non-real estate to real estate loans has been partly due to a strategic shift towards higher dollar loans, which tend to be secured by real estate in most cases, in order to more quickly leverage the Bank's balance sheet and extensive branch network. Another significant factor contributing to the narrowing of the interest rate spread was a lower yield earned on securities. The yield the Company earned on its taxable securities decreased 134 basis points in the first quarter of 1999 to 5.58%, compared to 6.92% in the first quarter of 1998, while the tax equivalent yield on tax-exempt securities decreased 31 basis points when comparing the same two quarters. These declines were primarily due to generally declining rates in the bond market that have occurred over the past few years, which have resulted in lower reinvestment yields of matured and called bonds, as well as lower yields earned from the investment of cash generated from operations. These factors contributed to the Company's yield on interest earning assets decreasing by 77 basis points to 8.26% in the first quarter of 1999, compared to 9.03% for the first quarter of 1998. Partially offsetting the effects of the lower rates earned on assets was a decrease in the Company's cost of funds. The rates the Company paid on its various categories of interest bearing liabilities each decreased by approximately 20 to 40 basis points. This decline in rates paid on deposits is due to the lower interest rate environment in the first quarter of 1999 compared to the first quarter of 1998. However, the Company has not been able to lower its cost of funds by as much as the decrease in yields earned on assets because the Company has had to more competitively price deposits in order to fund the strong loan growth experienced.

     The following table presents average rates earned/paid by the Company for the first quarter of 1999 compared to the first quarter of 1998:

                                                               For the Three    For the Three
                                                               Months Ended      Months Ended
                                                              March 31, 1999    March 31, 1998
                                                              --------------    --------------
          Yield on loans                                           8.81%            9.55%
          Yield on taxable securities                              5.58%            6.92%
          Yield on tax-exempt securities (tax equivalent)          8.62%            8.93%
          Yield on other interest earning assets,
             primarily overnight funds                             5.07%            5.74%
          Yield on all interest earning assets                     8.26%            9.03%

          Weighted average rate on savings, NOW,
             and money market deposits                             2.00%            2.38%
          Rate on time deposits greater than $100,000              5.64%            5.84%
          Rate on other time deposits                              5.15%            5.36%
          Rate on short-term borrowings                            4.63%             n/a
          Rate on all interest bearing liabilities                 3.91%            4.14%

          Interest rate spread                                     4.35%            4.89%
          Net interest margin                                      4.97%            5.55%
          Average prime rate                                       7.75%            8.50%


     See additional discussion regarding interest rate risk below in Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

     The provision for loan losses decreased $80,000 in the first quarter of 1999 to $200,000 from $280,000 for the first quarter of 1998. The decrease in the provision for loan losses is primarily due to the lower loan growth experienced in the first quarter of 1999 ($10 million) compared to the first quarter of 1998 ($29 million), as well as continued excellent credit quality. Provisions for loan losses are based on management's evaluation of the loan portfolio, as discussed under "Summary of Loan Loss Experience" below.

     Total noninterest income increased $118,000, or 9.9%, to $1,308,000 in the first quarter of 1999 from the $1,190,000 recorded in the first quarter of 1998. Core noninterest income, which includes service charges on deposit accounts, fees from presold mortgages, commissions from insurance sales, and other service charges, commissions, and fees, increased $250,000, or 24.0%, from quarter to quarter, increasing from $1,043,000 in 1998 to $1,293,000 in 1999. This increase in core noninterest income occurred in most categories and was due primarily to growth in the Company's customer base. The lower interest rate environment in 1999 also contributed to heavy residential mortgage loan volume, which resulted in higher fees from presold mortgages. Noninterest income not considered to be "core" amounted to $15,000 in the first quarter of 1999 compared to $147,000 in the first quarter of 1998. The 1999 amount was comprised of $5,000 in securities sale gains and $10,000 earned from the Company's data processing customer. The Company's data processing subsidiary, Montgomery Data Services, Inc. (Montgomery
Data) makes its excess data processing capabilities available to area financial institutions for a fee. Montgomery Data did not have any nonaffiliated customers from December 1997 to December 1998. In December 1998, a contract was signed to provide data processing for a nearby start-up bank. This customer is expected to contribute approximately $40,000 in fees during 1999. Montgomery Data is not aggressively marketing this service and has no other prospective customers at this time. The 1998 first quarter noninterest income of $147,000 not considered to be "core" related to gains the Company realized from the sale of approximately $3 million in newly originated commercial loans that were sold in order to assist the Company in keeping a proper balance between the amount of loans and deposits that the Company maintains. Similar sales that may also result in gains (or losses) may be made in the future depending on the circumstances. No such sales have occurred in 1999.

     Noninterest expenses increased by $357,000, or 9.1%, from $3,918,000 in the first quarter of 1998 to $4,275,000 in the first quarter of 1999. This increase is primarily associated with the higher expenses that are necessary to properly process, manage, and service the increases in loans and deposits experienced by the Company. Also contributing to the increase in noninterest expenses was the net addition of two branches and the annual wage increases that are granted to substantially all employees in January of each year. The $15,000 increase in other operating expenses shown in the table below was also due to generally higher operating expenses associated with the Company's growth that were largely offset by $150,000 in fewer non-credit losses experienced by the Company when comparing the first quarter of 1999 to the first quarter of 1998. Non-credit losses include miscellaneous operating losses experienced by the Company such as robbery losses. The following table presents the significant components of the Company's noninterest expenses in the first quarter of 1999 compared to the first quarter of 1998.

              Noninterest Expenses                     Three Months Ended March 31,
              --------------------                     ----------------------------
              (In thousands)                                   1999         1998
                                                            ------        -----
              Salaries ...............................       $1,866        1,725
              Employee benefits ......................          479          373
                                                             ------        -----
                   Total personnel expense ...........        2,345        2,098
              Net occupancy expense ..................          297          246
              Equipment related expenses .............          255          219
              Amortization of intangible assets ......          159          164
              Stationery and supplies ................          203          186
              Telephone ..............................          108          112
              Other operating expenses ...............          908          893
                                                             ------        -----
                         Total .......................       $4,275        3,918
                                                             ======        =====

     Income taxes increased $127,000, or 18.8%, to $803,000 in the first quarter of 1999 compared to the $676,000 recorded in the first quarter of 1998. This reflects an effective tax rate of 35.2% for the first quarter of 1999 compared to 34.1% for the first quarter of 1998. The increase in the effective tax rate is due to the Company deriving a smaller percentage of its earnings from tax-exempt securities.

FINANCIAL CONDITION

     The Company's total assets were $505.9 million at March 31, 1999, an increase of $83.1 million, or 19.6%, from the $422.8 million at March 31, 1998. Interest-earning assets increased by 21.3%, from $391.7 million at March 31, 1998 to $475.0 million at March 31, 1999. Loans, the primary interest-earning asset, grew from $309.5 million at March 31, 1998 to $368.5 million at March 31, 1999, an increase of $59.0 million, or 19.1%. Deposits also increased $59.0 million, or 15.5% to support the asset growth. The increases in deposits occurred in all significant categories, with noninterest bearing demand deposits increasing by $5.0 million, or 9.3%; savings, NOW and money market accounts increasing by $21.6 million, or 15.7%; time deposits of $100,000 or more increasing by $16.5 million, or 35.1%; and other time deposits increasing by

$16.0 million, or 11.2%. The 35.1% increase in time deposits of $100,000 or more was due to the Company more aggressively pricing these deposits to provide funding for the strong loan growth experienced. The Company has not traditionally engaged in obtaining deposits through brokers and had no such deposits in 1999 or 1998. Since December 31, 1998, the Company's loan and deposit growth has slowed, with loans increasing at an annualized rate of 11% and deposits being virtually flat through March 31, 1999.

NONPERFORMING ASSETS

     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and foreclosed, repossessed and idled properties. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                  March 31,    December 31,    March 31,
($ in thousands)                                   1999            1998          1998
----------------                                 ---------        ------        -------
Nonperforming loans:
   Nonaccrual loans .....................        $     596           601           633
   Restructured loans ...................              258           248           256
                                                 ---------         -----         -----
Total nonperforming loans ...............              854           849           889
Foreclosed, repossessed, and idled
    properties (included in other assets)              525           505           377
                                                 ---------         -----         -----
Total nonperforming assets ..............        $   1,379         1,354         1,266
                                                 =========         =====         =====


Nonperforming loans to total loans ......             0.23%         0.24%         0.29%
Allowance for loan losses to
    nonperforming loans .................           664.05%       648.29%       563.33%
Nonperforming assets as a percentage of
   loans and foreclosed, repossessed, ...             0.37%         0.38%         0.41%
   and idled properties
Nonperforming assets to total assets ....             0.27%         0.28%         0.30%
Allowance for loan losses to total loans              1.54%         1.54%         1.62%


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

    Nonperforming loans are defined as nonaccrual loans and restructured loans. As of March 31, 1999, December 31, 1998 and March 31, 1998, nonperforming loans were approximately 0.23%, 0.24%, and 0.29%, respectively, of the total loans outstanding at such dates. The total amount of nonaccrual loans has remained relatively unchanged at each of the period ends presented. Total nonaccrual loans amounted to $596,000 at March 31, 1999 compared to $601,000 at December 31, 1998 and $633,000 at March 31, 1998. The level of restructured loans and foreclosed, repossessed and idled properties has also not varied by material amounts for the periods presented.

    As of March 31, 1999, the borrower with the largest nonaccrual loan owed a balance of $220,000, while the average nonaccrual loan balance was approximately $26,000. If the nonaccrual loans and restructured loans as of March 31, 1999 and 1998 had been current in accordance with their original terms and had been outstanding throughout the three month periods (or since origination or acquisition if held for part of the three month periods), gross interest income in the amounts of approximately $14,000 and $15,000 for nonaccrual loans and $6,000 and $7,000 for restructured loans would have been recorded for the three months ended March 31, 1999 and 1998, respectively. Interest income on such loans that was actually collected and included in net income in the three months ended March 31, 1999 and 1998 amounted to approximately zero and $1,000, respectively, for nonaccrual loans (prior to their being placed on nonaccrual status) and $5,000 and $10,000, respectively, for restructured loans.

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

    At March 31, 1999, December 31, 1998, and March 31, 1998 the recorded investment in loans that are considered to be impaired was $87,000, zero, and $96,000, respectively, all of which were on a nonaccrual basis. The related allowance for loan losses for these impaired loans was $12,000, zero, and $14,000, respectively. There were no impaired loans for which there was no related allowance. The average recorded investments in impaired loans during the three month period ended March 31, 1999, the year ended December 31, 1998, and the three months ended March 31, 1998 were approximately $44,000, $110,000, and $247,000, respectively. For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

     In addition to the nonperforming loan amounts discussed above, management believes that an estimated $1,200,000-$1,400,000 of loans that are currently performing in accordance with their contractual terms may potentially develop problems depending upon the particular financial situations of the borrowers and economic conditions in general. These loans were considered in determining the appropriate level of the allowance for loan losses. See "Summary of Loan Loss Experience" below. Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in the problem loan amounts above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     As of March 31, 1999, December 31, 1998 and March 31, 1998, the Company owned foreclosed, repossessed, and idled assets totaling approximately $525,000, $505,000, and $377,000, respectively, which consisted principally of several parcels of foreclosed real estate. The Company's management has reviewed recent appraisals of these properties and believes that their fair values, less estimated costs to sell, exceed their respective carrying values at the dates presented.

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

     The Bank uses a loan analysis and grading program to facilitate its evaluation of future loan losses and the adequacy of its allowance for loan losses. In this program, risk grades are assigned by management and tested by the Bank's Internal Audit Department and an independent third party consulting firm. The testing program includes an evaluation of a sample of new loans, loans that management identifies as having potential credit weaknesses, loans past due 90 days or more, nonaccrual loans and any other loans identified during previous regulatory and other examinations.

     The Company strives to maintain its loan portfolio in accordance with what management believes are conservative loan underwriting policies that result in loans specifically tailored to the needs of the Company's market areas. Every effort is made to identify and minimize the credit risks associated with such lending strategies. The Company has no foreign loans, few agricultural loans and does not engage in significant lease financing or highly leveraged transactions. Commercial loans are diversified among a variety of industries. The majority of Company's real estate loans are primarily various personal and commercial loans where real estate provides additional security for the loan. Collateral for virtually all of these loans is located within the Company's principal market area.

     Based on management's evaluation of the loan portfolio and economic conditions, a provision for loan losses of $200,000 was added to the allowance for loan losses during the first quarter of 1999. This provision for loan losses was $80,000 less than the $280,000 provision made during the corresponding period of 1998. The decrease was due primarily to the lower loan growth experienced by the Company and continued excellent credit quality. The net increase in loans outstanding was $10 million in the first quarter of 1999 as compared to a $29 million increase experienced in the first quarter of 1998. At March 31, 1999, the allowance amounted to $5,671,000, compared to $5,504,000 at December 31, 1998 and $5,008,000 at March 31, 1998. At March 31, 1999, the
allowance for loan losses was approximately 664% of total nonperforming loans, compared to corresponding percentages of 648% at December 31, 1998 and 563% at March 31, 1998.

     The allowance for loan losses was 1.54%, 1.54% and 1.62% of total loans as of March 31, 1999, December 31, 1998 and March 31, 1998, respectively. Management believes the Company's reserve levels are adequate to cover probable loan losses on the loans outstanding as of each reporting date. It must be emphasized, however, that the determination of the reserve using the Company's procedures and methods rests upon various judgments and assumptions about economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings.

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for loan losses and losses on other real estate. Such agencies may require the Company to recognize adjustments to the allowances based on their judgments about information available at the time of their examinations.

     For the periods indicated, the following table summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance for loan losses arising from charge-offs and recoveries by category, and additions to the allowance for loan losses that have been charged to expense.

                                                                 Three Months        Year       Three Months
                                                                    Ended            Ended          Ended
                                                                  March 31,      December 31,      March 31,
($ in thousands)                                                     1999            1998            1998
                                                                  ---------         -------         -------
Loans outstanding at end of year ............................     $ 368,511         358,334         309,497
                                                                  =========         =======         =======
Average amount of loans outstanding .........................     $ 364,597         325,477         293,838
                                                                  =========         =======         =======

Allowance for loan losses, at
   beginning of year ........................................     $   5,504           4,779           4,779

Loans charged off:
   Commercial, financial and agricultural ...................            --             (92)            (15)
   Real estate - mortgage ...................................           (11)            (97)             --
   Installment loans to individuals .........................           (54)           (245)            (58)
                                                                  ---------         -------         -------
       Total charge-offs ....................................           (65)           (434)            (73)
                                                                  ---------         -------         -------

Recoveries of loans previously charged-off
   Commercial, financial and agricultural ...................             5              51               3
   Real estate - mortgage ...................................             2              18               2
   Installment loans to individuals .........................            25             100              17
                                                                  ---------         -------         -------
       Total recoveries .....................................            32             169              22
                                                                  ---------         -------         -------

            Net charge-offs .................................           (33)           (265)            (51)

Additions to the allowance charged to expense ...............           200             990             280
                                                                  ---------         -------         -------

Allowance for loan losses, at end of year ...................     $   5,671           5,504           5,008
                                                                  =========         =======         =======

Ratios:
   Net charge-offs (annualized) as a percent of average loans          0.04%           0.08%           0.07%
   Allowance for loan losses as a
         percent of  loans at end of period .................          1.54%           1.54%           1.62%

LIQUIDITY

     The Company's liquidity is determined by its ability to convert assets to cash or acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. The Company's primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments. The Company's securities portfolio is comprised almost entirely of readily marketable securities which could also be sold to provide cash. In addition, the Bank has the ability, on a short-term basis, to purchase $15 million in federal funds from other financial institutions and has a $50 million line of credit with the Federal Home Loan Bank (the "FHLB") that can provide short or long term financing. The Company has not historically had to rely on these sources of credit as a source of liquidity. The Company has experienced an increase in its loan to deposit ratio over the past two and a quarter years, from 74.9% at December 31, 1996 to 77.7% at December 31, 1997 to 81.4% at December 31, 1998, to 83.9% at March 31, 1999,
as a result of the significant loan growth experienced. This strong loan growth has reduced the Company's liquidity sources. To further enhance available liquidity sources, during 1998 the Company increased its available line of credit with the FHLB from $36 million to $50 million. Since the third quarter of 1998, although the Company has not had any liquidity or funding difficulties, the Company has periodically made draws and repayments on this line of credit on an overnight basis to maintain liquidity ratios at internally targeted levels.

At March 31, 1999, the Company had outstanding short-term borrowings totaling $20 million, while the average amount outstanding for the quarter was $3.0 million. The Company's management believes its liquidity sources are at an acceptable level and remain adequate to meet its operating needs.


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

     The Company and the Bank must comply with regulatory capital requirements established by the FRB and FDIC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on both the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require the Company to maintain minimum ratios of "Tier 1" capital to total risk-weighted assets and total capital to risk-weighted assets of 4.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which for the Company is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company, adjusted for their related risk levels using formulas set forth in FRB and FDIC regulations.

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

     In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for classification as "well capitalized," which are presented with the minimum ratios and the Company's ratios at March 31, 1999, December 31, 1998, and March 31, 1998 in the table below.

     Although the Company continues to exceed even the regulatory thresholds for "well capitalized" status, the Company's capital ratios have been steadily declining with the strong growth the Company has experienced. The Company's Total Risk-Based Capital to Tier II Risk Adjusted Assets ratio of 10.83% at March 31, 1999, compared to the "well capitalized" threshold of 10.00%, is the only one of the three regulatory ratios that is within 200 basis points of falling below the "well capitalized" threshold. The Company has plans in place to improve any ratio that falls below the "well capitalized" threshold.

     As of March 31, 1999, December 31, 1998 and March 31, 1998, the Company was in compliance with all existing regulatory capital requirements, as summarized in the following table:

                                                                     March 31,     December 31,      March 31,
($ in thousands)                                                       1999            1998            1998
                                                                     ---------       ---------       ---------
          Risk-Based and Leverage Capital
          Tier I capital:
               Common shareholders' equity .....................     $  41,036          40,494          37,543
               Intangible assets ...............................        (5,684)         (5,843)         (6,323)
               Unrealized (gain) loss on securities
                    available for sale, net of taxes ...........           109             (37)           (111)
                                                                     ---------       ---------       ---------
                         Total Tier I leverage capital .........        35,461          34,614          31,109
                                                                     ---------       ---------       ---------

          Tier II capital:
               Allowable allowance for loan losses .............         4,565           4,493           3,773
                                                                     ---------       ---------       ---------
                         Tier II capital additions .............         4,565           4,493           3,773
                                                                     ---------       ---------       ---------
          Total risk-based capital .............................     $  40,026          39,107          34,882
                                                                     =========       =========       =========

          Risk adjusted assets .................................     $ 370,764         365,288         308,257
           Tier I risk-adjusted assets
              (includes Tier I capital adjustments) adjustments)       365,189         359,408         301,823
          Tier II risk-adjusted assets
             (includes Tiers I and II capital ..................       369,754         363,901         305,596
          Quarterly average total assets .......................       488,851         475,698         407,233
          Adjusted quarterly average total assets
             (includes Tier I capital adjustments) .............       483,276         469,818         400,799

          Risk-based capital ratios:
             Tier I capital to Tier I risk adjusted assets .....          9.71%           9.63%          10.31%
             Minimum required Tier I capital ...................          4.00%           4.00%           4.00%
             Threshold for well-capitalized status .............          6.00%           6.00%           6.00%

             Total risk-based capital to
                   Tier II risk-adjusted assets ................         10.83%          10.75%          11.41%
             Minimum required total risk-based capital .........          8.00%           8.00%           8.00%
             Threshold for well-capitalized status .............         10.00%          10.00%          10.00%

          Leverage capital ratios:
             Tier I leverage capital to
                 adjusted fourth quarter average assets ........          7.34%           7.37%           7.76%
             Minimum required Tier I leverage capital ..........          4.00%           4.00%           4.00%
             Threshold for well-capitalized status .............          5.00%           5.00%           5.00%

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

     Another part of the Company's Year 2000 plan is to assess the Year 2000 readiness of its significant borrowers and depositors. Through the use of questionnaires and personal contacts, the Company has gathered information regarding the Year 2000 readiness of significant borrowers and depositors of the Company. The assessment of the Company's significant depositors and borrowers is substantially complete. Customers who the Company has Year 2000 concerns about are being counseled on the Year 2000 Issue, urged to take action, and placed on an internal watch list that will be updated on a quarterly basis and reviewed and monitored by the Company for any potential effects on the Company. Based on the evaluation to date, management of the Company does not believe that the number or magnitude of customers with potential Year 2000 problems will be significant. Prospective new loan customers are also assessed for Year 2000 compliance as a part of the underwriting process of significant loans.

     Management is also working closely with outside consultants and the FDIC on the Company's Year 2000 readiness.

     In the Company's 1998 Form 10-K, the Company revised its projection of total costs to address the Year 2000 Issue to approximately $100,000. Based on ongoing evaluations of the Company's current Year 2000 status, it is management's continued belief that total Year 2000 costs will be approximately $100,000, which are being expensed as they occur. In 1998, the Company expensed approximately $32,000 in Year 2000 Issue related costs, none of which was expensed in the first quarter of 1998. In the first quarter of 1999, the Company expensed $26,000 in Year 2000 related costs. The Company's remaining Year 2000 Issue costs are expected to consist primarily of consulting expenses, as the Company tests and retests processes with the assistance of outside experts, and printing expenses associated with periodic mailings of updated Year 2000 readiness statements to customers. These expenses are expected to be incurred over the remainder of 1999. The estimated and actual Year 2000 costs include only direct external costs associated with Year 2000 readiness, and do not include any amounts attributable to the significant time that management and the staff of the Company has spent planning, preparing and testing for Year 2000 readiness. Although funding of the Year 2000 project costs will come from normal operating cash flow, the external expenses associated with the Year 2000 Issue are directly reducing otherwise reported net income for the Company.

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

     The costs of the Year 2000 project and the date on which the Company plans to complete Year 2000 compliance are based on management's best estimates, which were derived using numerous assumptions of future events such as the availability of certain resources (including internal and external resources), third party vendor plans and other factors. However, there can be no guarantee that these estimates will be achieved at the cost disclosed or within the time frame indicated, and actual results could differ materially from these plans. Factors that might affect the timely and efficient completion of the Company's Year 2000 project include, but are not limited to, vendors' abilities to adequately correct or convert software and the effect on the Company's ability to test its systems, the availability and cost of personnel trained in the Year 2000 area, the ability to identify and correct all relevant computer programs and similar uncertainties. The discussion in this section contains year 2000 readiness disclosures within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

     Net interest income is the Company's most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, the Company's level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities. It is the Company's policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. The Company's exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of "shock" interest rates. Over the years, the Company has been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past ten years the net interest margin has not varied in any single calendar year by more than the 41 basis point change experienced by the Company in 1998, and the lowest net interest margin realized over that same period is within 60 basis points of the highest. Prior to 1998, the most that the Company's net interest margin varied from one calendar year to the next was 20 basis points.

     The Company reported a net interest margin of 4.97% in the first quarter of 1999, compared to 5.03% in the fourth quarter of 1998, 5.14% in the third quarter of 1998, 5.30% in the second quarter of 1998 and 5.55% in the first quarter of 1998. The 6 basis point decrease in net interest margin experienced in the first quarter of 1999 from the fourth quarter of 1998 was the lowest quarter-to-quarter drop in net interest margin for the past four quarters. Management believes that, assuming a relatively static interest rate environment, the net interest margin should continue to stabilize. At the end of the third quarter of 1998, when changes in the prime rate began to occur, the Company was more liability sensitive in the "over 3 to 12 month" horizon than in the "3 months or less" horizon. As the effects of the 1998 fourth quarter drop in the prime rate continue to manifest, the Company expects to have more liabilities repricing at the lower prime-adjusted rate than assets. Management believes that the positive effects on net interest income of this scenario are likely to be offset by continued competitive pricing pressures, as well as securities that are expected to be called. While the Company can not guarantee stability in the net interest margin in the future, at this time, management does not expect significant fluctuations.

     See additional discussion of the Company's net interest margin in the "Components of Earnings" section above.

     As of March 31, 1999, the Company had approximately $132 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at March 31, 1999 subject to interest rate changes within one year are deposits totaling $159.0 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Thus, the Company believes that near term net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates. As of March 31, 1999, approximately 84% of interest-earning assets could be repriced within five years and all interest-bearing liabilities could be repriced within five years.

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

                                              Expected Maturities of Market Sensitive
                                                Instruments Held at March 31, 1999
                        ------------------------------------------------------------------------------     Average     Estimated
                                                                                                           Interest      Fair
($ in thousands)           1 Year      2 Years     3 Years     4 Years   5 Years     Beyond      Total     Rate (1)      Value
----------------           ------      -------     -------     -------   -------     ------      -----     --------      -----
Debt Securities- at
   amortized cost (2)    $  25,089      16,182      2,639       4,292     11,751      15,749     75,702      6.32%   $  76,188
Loans - fixed (3)           37,013      26,828     29,339      27,061     48,946      30,556    199,743      8.77%     200,675
Loans - adjustable (3)      83,803      17,578     13,728      14,457     22,624      15,982    168,172      8.36%     168,172
                         ---------      ------      -----       -----     ------      ------     ------              ---------

  Total                  $ 145,905      60,588     45,706      45,810     83,321      62,287    443,617      8.20%   $ 445,035
                         =========      ======      =====       =====     ======      ======     ======      ====    =========

Savings, NOW, and
money market
deposits                 $ 158,980           -          -           -          -           -    158,980      1.97%   $ 158,980
Time deposits              188,668      24,356      4,546       2,072      2,602           -    222,244      5.15%     223,420
                         ---------      ------      -----       -----     ------      ------     ------              ---------
  Total                  $ 347,648      24,356      4,546       2,072      2,602           -    381,224      3.82%   $ 382,400
                         =========      ======      =====       =====     ======      ======     ======      ====    =========


(1) Tax-exempt securities are reflected at a tax-equivalent basis using a 34% tax rate.
(2) Callable securities with above market interest rates at March 31, 1999 are assumed to mature at their call date for purposes of this table.
(3)  Excludes nonaccrual loans and allowance for loan losses.



     The Company's fixed rate earning assets have estimated fair values that are slightly higher than their carrying value. This is due to the yields on these portfolios being slightly higher than market yields at March 31, 1999 for instruments with maturities similar to the remaining term of the portfolios, due to the generally declining interest rate environment over the past year. The estimated fair value of the Company's time deposits is higher than its book value for the same reason.

ACCOUNTING CHANGES

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

FORWARD LOOKING STATEMENTS

    The foregoing discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," or other statements concerning opinions or judgment of the Company and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers, actions of government regulators, the level of market interest rates, and general economic conditions, as well as the factors identified in the last paragraph of the section above entitled "Update on Year 2000."

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

10.f First Bancorp Employees' Pension Plan, as amended on August 16, 1994, was filed as Exhibit 10(g) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference. (*)

10.g First Bancorp Senior Management Supplemental Executive Retirement Plan dated May 31, 1993, was filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and is incorporated herein by reference. (*)

10.h First Bancorp Senior Management Split-Dollar Life Insurance Agreements between the Company and the Executive Officers, as amended on December 22, 1994, was filed as Exhibit 10(i) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference. (*)

10.i First Bancorp 1994 Stock Option Plan was filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994, and is incorporated herein by reference. (*)

10.j Severance Agreement between the Company and Patrick A. Meisky dated December 29, 1995 was filed as Exhibit 10(o) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and is incorporated by reference. (*)

10.k Amendment to the First Bancorp Savings Plus and Profit Sharing Plan (401(k) savings incentive plan and trust), dated December 17, 1996, was filed as Exhibit 10(m) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and is incorporated herein by reference. (*)

10.l First Amendment to the First Bancorp Senior Management Executive Retirement Plan dated April 21, 1998 was filed as Exhibit 10.(o) to the Company's Annual Report on Form 10-k for the year ended December 31, 1998, and is incorporated herein by reference. (*)

10.m Employment Agreement between the Company and James H. Garner dated August 17, 1998 was filed as Exhibit 10(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference. (*)

10.n Employment Agreement between the Company and Anna G. Hollers dated August 17, 1998 was filed as Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference. (*)

10.o Employment Agreement between the Company and Teresa C. Nixon dated August 17, 1998 was filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference. (*)

10.p Employment Agreement between the Company and Eric P. Credle dated August 17, 1998 was filed as Exhibit 10.p to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is incorporated herein by reference. (*)

27         Financial Data Schedule pursuant to Article 9 of Regulation S-X.

(b) There were no reports filed on Form 8-K during the quarter ended March 31, 1999.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 FIRST BANCORP


    May 13, 1999                                 BY:   /s/James H. Garner
                                                       ------------------
                                                       James H. Garner
                                                           President
                                                 (Principal Executive Officer),
                                                    Treasurer and Director


    May 13, 1999                                 BY:  /s/Anna G. Hollers
                                                      ------------------
                                                       Anna G. Hollers
                                                   Executive Vice President
                                                         and Secretary


    May 13, 1999                                 BY:   /s/Eric P. Credle
                                                       -----------------
                                                       Eric P. Credle
                                                     Senior Vice President
                                                 and Chief Financial Officer

                     EXHIBIT CROSS REFERENCE INDEX

Exhibit                                                                  Page(s)
-------                                                                  -------

3.a.i      Copy of Articles of Incorporation of the Registrant                *

3.a.ii     Copy of the amendment to Articles of Incorporation                 *

3.b.i      Copy of the Bylaws of the Registrant                               *

10.a       Data processing Agreement by and between Bank of Montgomery        *
           (First Bank) and Montgomery Data Services, Inc.
                                                                              *
10.b       First Bank Salary and Incentive Plan, as amended

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

10.g       First  Bancorp  Senior  Management  Supplemental  Executive
           Retirement Plan                                                    *

10.h       First Bancorp Senior Management Split-Dollar Life Insurance
           Agreements between the Company and the Executive Officers          *

10.i       First Bancorp 1994 Stock Option Plan                               *

10.j       Severance  Agreement  between  the  Company  and Patrick A.
           Meisky                                                             *

10.k       Amendment  to the First  Bancorp  Savings  Plus and  Profit
           Sharing Plan                                                       *

10.l       First Amendment to the First Bancorp Supplemental Executive
           Retirement Plan                                                    *

10.m       Employment  Agreement  between  the  Company  and  James H.
           Garner                                                             *

10.n       Employment  Agreement  between  the  Company  and  Anna  G.
           Hollers                                                            *

10.o       Employment  Agreement  between  the  Company  and Teresa C.
           Nixon                                                              *

10.p       Employment Agreement between the Company and Eric P. Credle        *

21         List of Subsidiaries of Registrant                                 *

27         Financial Data Schedule pursuant to Article 9 of Regulation
           S-X for the three months ended March 31, 1999                      28

           * Incorporated herein by reference.