Form 10-Q
period 1999-06-30
FIRST BANCORP /NC/
filed 1999-08-16
CIK 811589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 1999


                         Commission File Number 0-15572


                                  FIRST BANCORP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


              North Carolina                               56-1421916
------------------------------------              ------------------------------
      State or Other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                  Identification Number)


341 North Main Street, Troy, North Carolina                27371-0508
-------------------------------------------       ------------------------------
  (Address of Principal Executive Offices)                 (Zip Code)

      (Registrant's telephone number,                    (910) 576-6171
          including area code)                    ------------------------------



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [ X ] YES [ ] NO

       As of June 30, 1999, 3,016,861 shares of the registrant's Common Stock, no par value, were outstanding. The registrant had no other classes of securities outstanding.

================================================================================

 EXHIBIT INDEX BEGINS ON PAGE 29

                                      INDEX
                         FIRST BANCORP AND SUBSIDIARIES


                                                                            Page

Part I.  Financial Information

Item 1 - Financial Statements

   CONSOLIDATED BALANCE SHEETS -
   June 30, 1999 and 1998
   (With Comparative Amounts at December 31, 1998)                             3

   CONSOLIDATED STATEMENTS OF INCOME -
   For the Periods Ended June 30, 1999 and 1998                                4

   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME -
   For the Periods Ended June 30, 1999 and 1998                                5

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY -
   For the Periods Ended June 30, 1999 and 1998                                6

   CONSOLIDATED STATEMENTS OF CASH FLOWS -
   For the Periods Ended June 30, 1999 and 1998                                7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                     8

 Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition                    10

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk          21


 Part II.  Other Information

 Item 5 - Other Information                                                   24

 Item 6 - Exhibits and Reports on Form 8-K                                    25

 Signatures                                                                   28

 Exhibit Cross Reference Index                                                29

Part I.  Financial Information
Item 1 - Financial Statements

                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets

                                                                  June 30,   December 31,  June 30,
($ in thousands-unaudited)                                         1999         1998         1998
---------------------------------------------------------------------------------------------------
ASSETS
Cash & due from banks, noninterest-bearing                       $  18,290       22,073      16,205
Due from banks, interest-bearing                                    28,242        8,398       8,129
Federal funds sold                                                     847        8,295       5,087
                                                                 ---------    ---------   ---------
     Total cash and cash equivalents                                47,379       38,766      29,421
                                                                 ---------    ---------   ---------

Securities available for sale (costs of $57,188,                    56,122       58,800      44,017
     $58,740, and $43,802)

Securities held to maturity (fair values of $17,124,                16,978       18,480      18,305
     $19,223, and $18,858)

Presold mortgages in process of settlement                           2,402        2,619       3,089

 Loans                                                             387,755      358,334     328,743
   Less:  Allowance for loan losses                                 (5,822)      (5,504)     (5,160)
                                                                 ---------    ---------   ---------
   Net loans                                                       381,933      352,830     323,583
                                                                 ---------    ---------   ---------

Premises and equipment                                               9,423        9,091       8,527
Accrued interest receivable                                          3,059        2,789       2,900
Intangible assets                                                    5,525        5,843       6,159
Other                                                                3,466        2,620       2,759
                                                                 ---------    ---------   ---------
        Total assets                                             $ 526,287      491,838     438,760
                                                                 =========    =========   =========
LIABILITIES
Deposits: Demand - noninterest-bearing                           $  59,755       62,479      56,224
          Savings, NOW, and money market                           161,315      160,428     138,047
          Time deposits of $100,000 or more                         66,767       60,720      55,335
          Other time deposits                                      163,519      156,639     146,027
                                                                 ---------    ---------   ---------
               Total deposits                                      451,356      440,266     395,633
Short-term borrowings                                               28,000        6,000           -
Accrued interest payable                                             3,316        3,080       2,717
Other liabilities                                                    1,887        1,998       1,899
                                                                 ---------    ---------   ---------
     Total liabilities                                             484,559      451,344     400,249
                                                                 ---------    ---------   ---------

                                                                  June 30,   December 31,  June 30,
($ in thousands-unaudited)                                         1999         1998         1998
---------------------------------------------------------------------------------------------------
ASSETS
SHAREHOLDERS' EQUITY
Common stock, No par value per share at June 30, 1999, $5 par previously; Authorized: 12,500,000 shares;
     Issued and outstanding: 3,016,861,
        3,021,270, and 3,020,370 shares                             18,813       15,106      15,102
Capital surplus                                                          -        3,864       3,861
Retained earnings                                                   23,565       21,487      19,406
Accumulated other comprehensive income (loss)                        (650)           37         142
                                                                 ---------    ---------   ---------
     Total shareholders' equity                                     41,728       40,494      38,511
                                                                 ---------    ---------   ---------
          Total liabilities and shareholders' equity             $ 526,287      491,838     438,760
                                                                 =========    =========   =========
See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income

                                                             Three Months Ended                   Six Months Ended
                                                                 June 30,                             June 30,
                                                     -----------------------------------  ----------------------------------
($ in thousands, except share data-unaudited)              1999              1998              1999              1998
 ---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                  $   8,283             7,451            16,202            14,370
Interest on investment securities:
     Taxable interest income                                      822               689             1,620             1,496
     Tax-exempt interest income                                   229               263               466               542
Other, principally overnight investments                          160               281               364               501
                                                            ---------         ---------         ---------         ---------
     Total interest income                                      9,494             8,684            18,652            16,909
                                                            ---------         ---------         ---------         ---------
INTEREST EXPENSE
Savings, NOW and money market                                     788               824             1,581             1,624
Time deposits of $100,000 or more                                 898               764             1,783             1,367
Other time deposits                                             2,002             1,938             4,001             3,770
Short-term borrowings                                              63                 -                98                 -
                                                            ---------         ---------         ---------         ---------
     Total interest expense                                     3,751             3,526             7,463             6,761
                                                            ---------         ---------         ---------         ---------
Net interest income                                             5,743             5,158            11,189            10,148
Provision for loan losses                                         260               210               460               490
                                                            ---------         ---------         ---------         ---------
Net interest income after provision
   for loan losses                                              5,483             4,948            10,729             9,658
                                                            ---------         ---------         ---------         ---------

                                                             Three Months Ended                   Six Months Ended
                                                                 June 30,                             June 30,
                                                     -----------------------------------  ----------------------------------
($ in thousands, except share data-unaudited)              1999              1998              1999              1998
 ---------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Service charges on deposit accounts                               719               647             1,383             1,257
Fees from presold mortgages                                       202               129               373               229
Commissions from insurance sales                                   58                59               145               118
Other service charges, commissions and fees                       304               251               675               525
Data processing fees                                               10                 -                20                 -
Securities gains (losses)                                          15               (3)                20               (3)
Loan sale gains                                                     2                 -                 2               147
                                                            ---------         ---------         ---------         ---------
     Total noninterest income                                   1,310             1,083             2,618             2,273
                                                            ---------         ---------         ---------         ---------
NONINTEREST EXPENSES
Salaries                                                        1,935             1,720             3,801             3,445
Employee benefits                                                 471               402               950               775
                                                            ---------         ---------         ---------         ---------
   Total personnel expense                                      2,406             2,122             4,751             4,220
Net occupancy expense                                             282               242               579               488
Equipment related expenses                                        264               216               519               435
Other operating expenses                                        1,355             1,312             2,733             2,667
                                                            ---------         ---------         ---------         ---------
     Total noninterest expenses                                 4,307             3,892             8,582             7,810
                                                            ---------         ---------         ---------         ---------

Income before income taxes                                      2,486             2,139             4,765             4,121
Income taxes                                                      858               749             1,661             1,425
                                                            ---------         ---------         ---------         ---------
NET INCOME                                                  $   1,628             1,390             3,104             2,696
                                                            =========         =========         =========         =========
xEarnings per share:
     Basic                                                  $    0.54              0.46              1.03              0.89
     Diluted                                                     0.53              0.45              1.01              0.87

Weighted average common shares outstanding:
     Basic                                                  3,014,472         3,020,370         3,014,928         3,020,370
     Diluted                                                3,078,306         3,110,997         3,082,755         3,109,761

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income

                                                             Three Months Ended                   Six Months Ended
                                                                  June 30,                             June 30,
                                                      ---------------------------------   ---------------------------------
($ in thousands-unaudited)                                 1999              1998               1999              1998
---------------------------------------------------------------------------------------------------------------------------
Net income                                                  $  1,628         1,390              3,104             2,696
                                                            --------      --------           --------          --------
Other comprehensive income (loss):
   Unrealized losses on securities
     available for sale:
     Unrealized holding gains (losses) arising
        during the period, pretax                               (870)           44             (1,106)              (70)
           Tax benefit (expense)                                 338           (15)               431                24
        Reclassification to realized losses (gains)              (15)            3                (20)                3
              Tax expense (benefit)                                6            (1)                 8                (1)
                                                            --------      --------           --------          --------
Other comprehensive income (loss)                               (541)           31               (687)              (44)
                                                            --------      --------           --------          --------

Comprehensive income                                        $  1,087         1,421              2,417             2,652
                                                            ========      ========           ========          ========

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Shareholders' Equity


                                                                                                   Accumulated
                                                    Common Stock                                      Other         Share-
($ in thousands, except per share -           -------------------------    Capital     Retained   Comprehensive    holders'
unaudited)                                      Shares        Amount       Surplus     Earnings       Income        Equity
---------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 1998                         3,020     $  15,102        3,861      17,616            186        36,765

Net income                                                                               2,696                        2,696
Cash dividends declared ($0.30 per share)                                                (906)                         (906)
Other comprehensive income (loss)                                                                         (44)          (44)
                                              ---------     ---------    ---------   ---------      ---------     ---------

Balances, June 30, 1998                           3,020     $  15,102        3,861      19,406            142        38,511
                                              =========     =========    =========   =========      =========     =========

Balances, January 1, 1999                         3,021     $  15,106        3,864      21,487             37        40,494

Net income                                                                               3,104                        3,104
Cash dividends declared ($0.34 per share)                                               (1,026)                      (1,026)
Common stock issued under                             2            15            5                                       20
     stock option plan
Common stock issued into
     dividend reinvestment plan                       5           111           10                                      121
Purchases and retirement of common
     stock                                          (11)          (55)        (243)                                    (298)
Effects of par value change - from $5
     per share to no par value per                              3,636       (3,636)                                       -
     share
Other comprehensive income (loss)                                                                        (687)         (687)
                                              ---------     ---------    ---------   ---------      ---------     ---------
Balances, June 30, 1999                           3,017     $  18,813            -      23,565           (650)       41,728
                                              =========     =========    =========   =========      =========     =========

See notes to consolidated financial statements.

                                          First Bancorp and Subsidiaries
                                       Consolidated Statements of Cash Flows

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                                -------------------------
($ in thousands-unaudited)                                                                          1999           1998
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                    $     3,104             2,696
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                                        460               490
     Net security premium amortization                                                                209                70
     Gains on sales of loans                                                                           (2)             (147)
     Proceeds from sales of loans                                                                      36             2,947
     Losses (gains) on sales of securities available for sale                                         (20)                3
     Loan fees and costs deferred, net of amortization                                                  9                 7
     Depreciation of premises and equipment                                                           436               363
     Amortization of intangible assets                                                                318               328
     Provision for deferred income taxes                                                              (80)               99
     Increase in accrued interest receivable                                                         (270)              (34)
     Increase in other assets                                                                         (44)           (1,725)
     Increase in accrued interest payable                                                             236               418
     Decrease in other liabilities                                                                   (171)             (542)
                                                                                              -----------       -----------
          Net cash provided by operating activities                                                 4,221             4,973
                                                                                              -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale                                                   (12,623)           (9,682)
     Purchases of securities held to maturity                                                      (2,319)             (444)
     Proceeds from sales of securities available for sale                                           3,017             1,015
     Proceeds from maturities/issuer calls of securities available for sale                        10,960            14,796
     Proceeds from maturities/issuer calls of securities held to maturity                           3,830             2,984
     Net increase in loans                                                                        (29,637)          (51,168)
     Purchases of premises and equipment                                                             (804)             (257)
                                                                                              -----------       -----------
          Net cash used in investing activities                                                   (27,576)          (42,756)
                                                                                              -----------       -----------

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                                -------------------------
($ in thousands-unaudited)                                                                          1999           1998
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits                                                                     11,090            34,409
     Proceeds from short-term borrowings, net                                                      22,000                 -
     Cash dividends paid                                                                             (965)             (846)
     Proceeds from issuance of common stock                                                           141                 -
     Purchases and retirement of common stock                                                        (298)                -
                                                                                              -----------       -----------
          Net cash provided by financing activities                                                31,968            33,563
                                                                                              -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    8,613            (4,220)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     38,766            33,641
                                                                                              -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $    47,379            29,421
                                                                                              ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                                 $     7,227             6,343
     Income taxes                                                                                   1,582             1,529
Non-cash transactions:
     Foreclosed loans transferred to other real estate                                                 31                22
     Unrealized loss on securities available for sale                                              (1,126)              (67)
     Premises and equipment transferred to other real estate                                           36               206

See notes to consolidated financial statements.

                         First Bancorp And Subsidiaries
                   Notes To Consolidated Financial Statements

                  For the Periods Ended June 30, 1999 and 1998
(unaudited)
================================================================================
NOTE 1
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of June 30, 1999 and 1998 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 1999 and 1998. Reference is made to the 1998 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements.

NOTE 2
The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. Certain amounts reported in the period ended June 30, 1998 have been reclassified to conform with the presentation for June 30, 1999. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

NOTE 3
Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share includes the potentially dilutive effects of the Company's 1994 Stock Option Plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                            For the Three Months Ended June 30,
                                        --------------------------------------------------------------------------------
                                                      1999                                        1998
                                        -------------------------------------      -------------------------------------
                                         Income      Shares                         Income       Shares
($ in thousands except per              (Numer-      (Denom-     Per Share          (Numer-      (Denom-      Per Share
    share amounts)                       ator)       inator)       Amount             ator)      inator)        Amount
------------------------------------------------------------------------------------------------------------------------
Basic EPS
  Net income                          $    1,628      3,014,472      $  0.54     $    1,390    3,020,370     $   0.46
                                                                  ==========                               ==========

Effect of Dilutive Securities                  -         63,834                           -       90,627
                                      ----------     ----------                  ----------   ----------
Diluted EPS                           $    1,628      3,078,306      $  0.53          1,390    3,110,997     $   0.45
                                      ==========     ==========   ==========     ==========   ==========   ==========

                                                            For the Six Months Ended June 30,
                                        --------------------------------------------------------------------------------
                                                      1999                                        1998
                                        -------------------------------------      -------------------------------------
                                         Income      Shares                         Income       Shares
($ in thousands except per              (Numer-      (Denom-     Per Share          (Numer-      (Denom-      Per Share
    share amounts)                       ator)       inator)       Amount             ator)      inator)        Amount
------------------------------------------------------------------------------------------------------------------------
Basic EPS
  Net income                          $    3,104      3,014,928   $     1.03     $    2,696    3,020,370      $  0.89
                                                                  ==========                               ==========

Effect of Dilutive Securities                  -         67,827                          -        89,391
                                      ----------     ----------                  ----------   ----------
Diluted EPS                           $    3,104      3,082,755   $     1.01     $    2,696    3,109,761      $  0.87
                                      ==========     ==========   ==========     ==========   ==========   ==========

NOTE 4
Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and foreclosed, repossessed and idled properties. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:


                                                                    June 30,        December 31,        June 30,
                                                                      1999              1998              1998
              -------------------------------------------------------------------------------------------------------
              Nonperforming loans:
                 Nonaccrual loans                                $       621                 601              346
                 Restructured loans                                      254                 248              253
                                                                 -----------         -----------      -----------
              Total nonperforming loans                                  875                 849              599
              Other real estate                                          546                 505              581
                                                                 -----------         -----------      -----------

              Total nonperforming assets                         $     1,421               1,354            1,180
                                                                 ===========         ===========      ===========

              Nonperforming loans to total loans                        0.23%               0.24%            0.18%
              Allowance for loan losses to
                 nonperforming loans                                  665.37%             648.29%          861.44%
              Nonperforming assets as a percentage of
                 loans and other real estate                            0.37%               0.38%            0.36%
              Nonperforming assets to total assets                      0.27%               0.28%            0.27%
              Allowance for loan losses to total loans                  1.50%               1.54%            1.57%
---------------------------------------------------------------------------------------------------------------------

NOTE 5
Loans are shown on the Consolidated Balance Sheets net of net deferred loan fees of approximately $137,000, $128,000, and $133,000 at June 30, 1999, December 31,
1998, and June 30, 1998, respectively.

NOTE 6
On April 30, 1999, in an action approved by the Company's shareholders, the par value of the Company's common stock was changed from $5 par value per share to no par value per share.

Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition

RESULTS OF OPERATIONS

OVERVIEW

     Net income for the three months ended June 30, 1999 was $1,628,000, a 17.1% increase over the $1,390,000 reported in the second quarter of 1998. Basic and diluted earnings per share for the second quarter of 1999 increased 17.4% and 17.8% to $0.54 and $0.53, respectively, compared to $0.46 and $0.45, respectively, for the second quarter of 1998.

     Net income for the six months ended June 30, 1999 was $3,104,000, a 15.1% increase over the $2,696,000 reported for the first six months of 1998. Basic earnings per share for the six months ended June 30, 1999 increased 15.7% to $1.03 per share compared to $0.89 per share reported for the same six month period in 1998. Earnings per share on a diluted basis amounted to $1.01 per share for the six months ended June 30, 1999, a 16.1% increase over the $0.87 per share for the same six months of 1998.

     The increase in net income for the three and six month periods ended June 30, 1999 is primarily due to an increase in net interest income earned by the Company. Net interest income increased 11.3% and 10.3% for the three and six month periods ended June 30, 1999, respectively, when compared to the same three and six month periods of 1998. The increases in net interest income are largely attributable to loan and deposit growth, the effects of which were partially offset by lower net interest margins. The changes in the provisions for loan losses among the periods presented did not have a material impact on net income. The provisions for loans losses amounted to $260,000 and $460,000 for the three and six month periods ended June 30, 1999, respectively, compared to $210,000 and $490,000 for the three and six month periods ended June 30, 1998, respectively.

     Noninterest income increased 21.0% and 15.2% for the three and six month periods ended June 30, 1999, respectively, when compared to the same periods of 1998. The increases in noninterest income were a result of increases experienced in most categories of fees and charges as a result of the larger customer base compared to the prior year and a slightly higher fee structure that was implemented in March 1999. Noninterest expenses increased by 10.7% and 9.9% for the three and six month periods ended June 30, 1999, respectively, when compared to the same periods of 1998, due primarily to the increase in the Company's branch network, as well as additional expenses necessary to process, manage, and service the Company's significant increases in its loan and deposit bases.

COMPONENTS OF EARNINGS

     Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three and six month periods ended June 30, 1999 amounted to $5,743,000 and $11,189,000, respectively, increases of $585,000 and $1,041,000, or 11.3% and 10.3%, over the amounts of $5,158,000 and $10,148,000 recorded in the same three and six month periods in 1998, respectively. The increases in net interest income have been due to the growth in the Company's loans and deposits, the effects of which were partially offset by a lower net interest margin experienced in 1999. Loans increased from $328.7 million at June 30, 1998 to $387.8 million at June 30, 1999, an increase of 18.0%, while deposits increased from $395.6 million at June 30, 1998 to $451.4 million at June 30, 1999, an increase of 14.1%.

     Partially offsetting the positive effects on net interest income associated with the loan and deposit growth was a decrease in the Company's net interest margin. The Company's net interest margin was 5.04% for the second quarter of 1999 compared to 5.30% for the second quarter of 1998, a decrease of 26 basis points. For the six months ended June 30, 1999, the Company's net interest margin was 5.00%, a 42 basis point decrease from the 5.42% margin realized in the first half of 1998. The Company experienced decreases in both the yield earned on interest earning assets and the rate paid on interest bearing liabilities during the periods presented, primarily due to the 75 basis point decrease in the prime rate that occurred in the fourth quarter of 1998. However, the average decrease in the yield earned on interest earning assets exceeded the decrease in the average rate paid on interest bearing liabilities primarily because the Company aggressively priced its deposits to facilitate the growth necessary to fund the strong demand in loans.

     The following table presents average rates earned/paid by the Company for the three and six months ended June 30, 1999 compared to the same periods in 1998:

                                                     For the Three    For the Three         For the Six       For the Six
                                                     Months Ended      Months Ended         Months Ended     Months Ended
                                                     June 30, 1999    June 30, 1998        June 30, 1999     June 30, 1998
                                                     -------------    -------------        -------------     -------------
Yield on loans                                           8.74%            9.35%                8.77%             9.45%
Yield on taxable securities                              5.68%            6.40%                5.63%             6.67%
Yield on tax-exempt securities (tax equivalent)          8.23%            8.71%                8.42%             8.82%
Yield on other interest earning assets,
   primarily overnight funds                             5.21%            5.53%                5.13%             5.62%
Yield on all interest earning assets                     8.25%            8.81%                8.25%             8.92%

Weighted average rate on savings, NOW,
   and money market deposits                             1.94%            2.37%                1.97%             2.37%
Rate on time deposits>$100,000                           5.49%            5.88%                5.56%             5.87%
Rate on other time deposits                              4.98%            5.37%                5.06%             5.37%
Rate on short-term borrowings                            5.12%             n/a                 4.98%              n/a
Rate on all interest bearing liabilities                 3.81%            4.21%                3.86%             4.18%

Interest rate spread                                     4.44%            4.60%                4.40%             4.74%
Net interest margin                                      5.04%            5.30%                5.00%             5.42%
Average prime rate                                       7.75%            8.50%                7.75%             8.50%

     See additional discussion regarding interest rate risk below in Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

     The provision for loan losses for the second quarter of 1999 was $260,000, $50,000 higher than the $210,000 recorded in the same quarter of 1998. The increase in the provision for loan losses was impacted by strong loan growth and also $52,000 higher net charge-offs in the second quarter of 1999 ($110,000) compared to the same quarter of 1998 ($58,000). The $460,000 provision for loan losses recorded for the six months ended June 30, 1999 was $30,000, or 6.1%, lower than the $490,000 recorded for the same six months of 1998. The decrease in the provision for loan losses in 1999 was impacted by the lower loan growth experienced during the first half of 1999 compared to the first half of 1998, the effects of which were partially offset by slightly weaker asset quality ratios at June 30, 1999 compared to June 30, 1998.

     Total noninterest income increased $227,000, or 21.0%, to $1,310,000 in the second quarter of 1999 from the $1,083,000 recorded in the second quarter of 1998. Noninterest income for the first half of 1999 increased $345,000, or 15.2%, to $2,618,000 compared to $2,273,000 for the first half of 1998. The increase in noninterest income for the three and six month periods in 1999 compared to the same periods in 1998 is primarily due to the following factors:
1) increases in service charges earned on deposit accounts caused by the increase in the Company's deposit base, as well as a slightly higher fee schedule that was implemented in March 1999, 2) higher fees from presold mortgages which have been driven by high levels of refinancings as a result of lower mortgage loan rates in 1999, and 3) higher levels of other service charges, commissions, and fees caused primarily by the Company's larger customer base. This category of noninterest income includes items such as safety deposit box rentals, check cashing fees, merchant card income, and ATM surcharges.

     The Company has recorded $10,000 of noninterest income in each of the first two quarters in 1999 related to data processing services provided to two de novo banks in the area. The Company's data processing subsidiary, Montgomery Data Services, Inc. (Montgomery Data) makes its excess data processing capabilities available to area financial institutions for a fee. Montgomery Data did not have any nonaffiliated customers from December 1997 to December 1998. In December 1998, a contract was signed to provide data processing for a nearby de novo bank. This customer is expected to contribute approximately $40,000 in fees during 1999. In May 1999, another contract was signed with a de novo bank, which is expected to contribute approximately $12,000 in annual fees. Montgomery Data is not aggressively marketing this service and has no other prospective customers at this time.

     Loan and security gains amounted to $17,000 and $22,000 for the three and six months ended June 30, 1999, compared to a loss of $3,000 for the second quarter of 1998 and a net $144,000 gain for the first six months of 1998. In first quarter of 1998 the Company realized a gain of $147,000 from the sale of approximately $3 million in newly originated commercial loans that were sold in order to assist the Company in keeping a proper balance between the amount of loans and deposits that the Company maintains. Similar sales that may also result in gains (or losses) may be made in the future depending on the circumstances.

     Noninterest expenses for the second quarter of 1999 amounted to $4,307,000, a 10.7% increase over the $3,892,000 recorded in the second quarter of 1998. Noninterest expenses for the first half of 1999 totaled $8,582,000, a 9.9% increase over the $7,810,000 recorded in the first half of 1998. The 1999 increases are primarily associated with the higher expenses that are necessary to properly process, manage, and service the increases in loans and deposits experienced by the Company. Also contributing to the increase in noninterest expenses was the continued expansion of the Company's branch network and the annual wage increases that are granted to substantially all employees in January of each year. The $33,000 increase in other operating expenses for the six months ended June 30, 1999 compared to 1998 shown in the table below was also due to generally higher operating expenses associated with the Company's growth that were largely offset by approximately $150,000 in fewer non-credit losses experienced by the Company during the first quarter of 1999 compared to the first quarter of 1998. Non-credit losses include miscellaneous operating losses experienced by the Company such as robbery losses. The following table presents the significant components of the Company's noninterest expenses for the three and six month periods ended June 30, 1999 compared to the same periods in 1998.

      Noninterest Expenses                          Three Months Ended June 30,               Six Months Ended June 30,
      --------------------                          ---------------------------              ----------------------------
      (In thousands)                                 1999                1998                 1999                  1998
                                                    -----                ----                 ----                  ----
      Salaries                                     $ 1,935               1,720                3,801                 3,445
      Employee benefits                                471                 402                  950                   775
                                                   -------             -------              -------               -------
           Total personnel expense                   2,406               2,122                4,751                 4,220
      Net occupancy expense                            282                 242                  579                   488
      Equipment related expenses                       264                 216                  519                   435
      Amortization of intangible assets                159                 164                  318                   328
      Stationery and supplies                          211                 196                  414                   382
      Telephone                                        122                 107                  230                   219
      Other operating expenses                         863                 845                1,771                 1,738
                                                   -------             -------              -------               -------
                Total                              $ 4,307               3,892                8,582                 7,810
                                                   =======             =======              =======               =======
      Noncash expenses included above
      - consists of amortization of
      intangible assets and fixed                  $   383                 347                  754                   691
      asset depreciation                           =======             =======              =======               =======

     Income taxes recorded for the three months ended June 30, 1999 amounted to $858,000, a 14.6% increase over the $749,000 recorded for the same three months of 1998. Income taxes recorded for the first half of 1999 amounted to $1,661,000, a 16.6% increase over the $1,425,000 recorded in the first half of 1998. The effective tax rate for all periods presented was approximately 35%. During the second quarter of 1999, the Company made certain investments that are expected ultimately to eliminate substantially all state income taxes paid by the Company. The effect on net income from this expected reduction in state income taxes will be largely offset in 1999 by the implementation costs associated with the investments. The Company paid $413,000 in state income taxes in 1998.

FINANCIAL CONDITION

     The Company's total assets were $526.3 million at June 30, 1999, an increase of $87.5 million, or 19.9%, from the $438.8 million at June 30, 1998. Interest-earning assets increased by 20.9%, from $407.4 million at June 30, 1998 to $492.3 million at June 30, 1999. Loans, the primary interest-earning asset, grew from $328.7 million at June 30, 1998 to $387.8 million at June 30, 1999, an increase of $59.0 million, or 18.0%. Deposits increased $55.7 million, or 14.1%, supporting the asset growth. The increases in deposits occurred in all significant categories, with noninterest bearing demand deposits increasing by $3.5 million, or 6.3%; savings, NOW and money market accounts increasing by $23.3 million, or 16.9%; time deposits of $100,000 or more increasing by $11.4 million, or 20.7%; and other time deposits increasing by $17.5 million, or 12.0%. The 20.7% increase in time deposits of $100,000 or more was due to the Company more aggressively pricing these deposits to provide funding for the strong loan growth experienced. The Company has not traditionally engaged in obtaining deposits through brokers and had no such deposits in 1999 or 1998. Since December 31, 1998, the Company has experienced annualized increases of 16.4%, 14.0%, and 5.0% in loans, total assets and deposits, respectively.

NONPERFORMING ASSETS

     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and foreclosed, repossessed and idled properties. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                            June 30,        December 31,         June 30,
      ($ in thousands)                                        1999              1998               1998
      -------------------------------------------------  ----------------  ----------------  -----------------
      Nonperforming loans:
         Nonaccrual loans                              $     621              601                346
         Restructured loans                                  254              248                253
                                                       ---------        ---------          ---------
      Total nonperforming loans                              875              849                599
      Other real estate                                      546              505                581
                                                       ---------        ---------          ---------

      Total nonperforming assets                       $   1,421            1,354              1,180
                                                       =========        =========          =========

      Nonperforming loans to total loans                   0.23%             0.24%              0.18%
      Allowance for loan losses to
         nonperforming loans                             665.37%           648.29%            861.44%
      Nonperforming assets as a percentage of
         loans and other real estate                       0.37%             0.38%              0.36%
      Nonperforming assets to total assets                 0.27%             0.28%              0.27%
      Allowance for loan losses to total loans             1.50%             1.54%              1.57%

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

    Nonperforming loans are defined as nonaccrual loans and restructured loans. As of June 30, 1999, December 31, 1998 and June 30, 1998, nonperforming loans were approximately 0.23%, 0.24%, and 0.18%, respectively, of the total loans outstanding at such dates. Although nonaccrual loans at June 30, 1999 were 79% higher than at June 30, 1998, the nonaccrual amount at June 30, 1999 of $621,000 is consistent with the amounts reported at each of the other quarter ends since March 31, 1998 and is considered low when compared to historical levels. The level of restructured loans and other real estate has also not varied by material amounts for the periods presented.

    As of June 30, 1999, the borrower with the largest nonaccrual loan owed a balance of $130,000, while the average nonaccrual loan balance was approximately $28,000. If the nonaccrual loans and restructured loans as of June 30, 1999 and 1998 had been current in accordance with their original terms and had been outstanding throughout the six month periods (or since origination or acquisition if held for part of the six month periods), gross interest income in the amounts of approximately $30,000 and $17,000 for nonaccrual loans and $12,000 and $13,000 for restructured loans would have been recorded for the six months ended June 30, 1999 and 1998, respectively. Interest income on such loans that was actually collected and included in net income in the six months ended June 30, 1999 and 1998 amounted to approximately $8,000 and $3,000, respectively, for nonaccrual loans (prior to their being placed on nonaccrual status) and $11,000 and $14,000, respectively, for restructured loans.

    A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The value of impaired loans is measured using either 1) an estimate of the cash flows that the Company expects to receive from the borrower discounted at the loan's effective rate, or
2) in the case of a collateral-dependent loan, the estimated fair value of the collateral. While a loan is considered to be impaired, the Company's policy is that interest accrual is discontinued and all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off. Further cash receipts are recorded as interest income to the extent that any interest has been foregone.

    At June 30, 1999, December 31, 1998, and June 30, 1998 the recorded investment in loans considered to be impaired was $123,000, zero, and $29,000, respectively, all of which were on nonaccrual status. The related allowance for loan losses for these impaired loans was $18,000, zero, and $4,000, respectively. There were no impaired loans for which there was no related allowance. The average recorded investments in impaired loans during the six month period ended June 30, 1999, the year ended December 31, 1998, and the six months ended June 30, 1998 were approximately $70,000, $110,000, and $174,000, respectively. For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

     In addition to the nonperforming loan amounts discussed above, management believes that an estimated $1,600,000-$2,000,000 of loans that are currently performing in accordance with their contractual terms may potentially develop problems. These loans were considered in determining the appropriate level of the allowance for loan losses. See "Summary of Loan Loss Experience" below. Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in the problem loan amounts above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     As of June 30, 1999, December 31, 1998 and June 30, 1998, the Company owned other real estate totaling approximately $546,000, $505,000, and $581,000, respectively, which consisted principally of several parcels of foreclosed real estate. The Company's management has reviewed recent appraisals of these properties and believes that their fair values, less estimated costs to sell, exceed their respective carrying values at the dates presented.


SUMMARY OF LOAN LOSS EXPERIENCE

     The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. The recoveries realized during the period are credited to this allowance.

     The factors that influence management's judgment in determining the amount charged to operating expense include past loan loss experience, composition of the loan portfolio, probable losses inherent in the portfolio and current economic conditions.

     The Company uses a loan analysis and grading program to facilitate its evaluation of probable loan losses and the adequacy of its allowance for loan losses. In this program, risk grades are assigned by management and tested by the Company's internal audit department and an independent third party consulting firm. The testing program includes an evaluation of a sample of new loans, loans that management identifies as having credit weaknesses, loans past due 90 days or more, nonaccrual loans and any other loans identified during previous regulatory and other examinations.

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

     The provision for loan losses for the second quarter of 1999 was $260,000, $50,000 higher than the $210,000 recorded in the same quarter of 1998. The increase in the provision for loan losses was impacted by strong loan growth and also $52,000 higher net charge-offs in the second quarter of 1999 ($110,000) compared to the same quarter of 1998 ($58,000). The $460,000 provision for loan losses recorded for the six months ended June 30, 1999 was $30,000, or 6.1%, lower than the $490,000 recorded for the same six months of 1998. The decrease in the provision for loan losses in 1999 was impacted by the lower loan growth experienced during the first half of 1999 compared to the first half of 1998, the effects of which were partially offset by slightly weaker asset quality ratios at June 30, 1999 compared to June 30, 1998.

     At June 30, 1999, the allowance for loan losses amounted to $5,822,000, compared to $5,504,000 at December 31, 1998 and $5,160,000 at June 30, 1998. At
June 30, 1999, the allowance for loan losses was approximately 665% of total nonperforming loans, compared to corresponding percentages of 648% at December 31, 1998 and 861% at June 30, 1998. The allowance for loan losses was 1.50%, 1.54% and 1.67% of total loans as of June 30, 1999, December 31, 1998 and June 30, 1998, respectively.

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

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and value of other real estate. Such agencies may require the Company to recognize adjustments to the allowance or the carrying value of other real estate based on their judgments about information available at the time of their examinations.

     For the periods indicated, the following table summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance for loan losses arising from charge-offs and recoveries by category, and additions to the allowance for loan losses that have been charged to expense.

                                                                        Six Months            Year            Six Months
                                                                          Ended              Ended              Ended
                                                                         June 30,         December 31,         June 30,
       ($ in thousands)                                                    1999               1998               1998
                                                                       ---------          ---------          ---------

       Loans outstanding at end of period                              $ 387,755            358,334            328,743
                                                                       =========          =========          =========
       Average amount of loans outstanding                             $ 372,466            325,477            306,749
                                                                       =========          =========          =========
       Allowance for loan losses, at
          beginning of year                                                5,504              4,779              4,779

       Loans charged off:
          Commercial, financial and agricultural                             (14)               (92)               (27)
          Real estate - mortgage                                            (101)               (97)               (44)
          Installment loans to individuals                                   (81)              (245)              (117)
                                                                       ---------          ---------          ---------
              Total charge-offs                                             (196)              (434)              (188)
                                                                       ---------          ---------          ---------
       Recoveries of loans previously charged-off
          Commercial, financial and agricultural                               9                 51                 13
          Real estate - mortgage                                               4                 18                  4
          Installment loans to individuals                                    41                100                 62
                                                                       ---------          ---------          ---------
              Total recoveries                                                54                169                 79
                                                                       ---------          ---------          ---------

                   Net charge-offs                                         (142)              (265)              (109)

       Additions to the allowance charged to expense                         460                990                490
                                                                       ---------          ---------          ---------

       Allowance for loan losses, at end of period                     $   5,822              5,504              5,160
                                                                       =========          =========          =========
       Ratios:
          Net charge-offs (annualized) as a percent of
               average loans                                                0.08%              0.08%              0.07%
          Allowance for loan losses as a
               percent of  loans at end of period                           1.50%              1.54%              1.57%

LIQUIDITY

     The Company's liquidity is determined by its ability to convert assets to cash or acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. The Company's primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments. The Company's securities portfolio is comprised almost entirely of readily marketable securities which could also be sold to provide cash. In addition, the Bank has the ability, on a short-term basis, to purchase $15 million in federal funds from other financial institutions and has a $50 million line of credit with the Federal Home Loan Bank (the "FHLB") that can provide short or long term financing. The Company has not historically had to rely on these sources of credit as a source of liquidity. The Company has experienced an increase in its loan to deposit ratio over the past two and a half years, from 74.9% at December 31, 1996, to 77.7% at December 31, 1997, to 81.4% at December 31, 1998, to 85.9% at June 30, 1999, as
a result of the significant loan growth experienced. This strong loan growth has reduced the Company's liquidity sources. To further enhance available liquidity sources, during 1998 the Company increased its available line of credit with the FHLB from $36 million to $50 million. Since the third quarter of 1998, although the Company has not had any liquidity or funding difficulties, the Company has periodically made draws and repayments on this line of credit on an overnight basis to maintain liquidity ratios at internally targeted levels. At June 30, 1999, the Company had outstanding short-term borrowings totaling $28.0 million, while the average amount outstanding year to date was $4.0 million. The Company's management believes its liquidity sources are at an acceptable level and remain adequate to meet its operating needs.

CAPITAL RESOURCES

     The Company is regulated by the Board of Governors of the Federal Reserve Board ("FRB") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Company's banking subsidiary is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina State Banking Commission. The Company is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.

     The Company must comply with regulatory capital requirements established by the FRB and FDIC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require the Company to maintain minimum ratios of "Tier 1" capital to total risk-weighted assets and total capital to risk-weighted assets of 4.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which for the Company is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company, adjusted for their related risk levels using formulas set forth in FRB and FDIC regulations.

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

     In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for classification as "well capitalized," which are presented with the minimum ratios and the Company's ratios at June 30, 1999, December 31, 1998, and June 30, 1998 in the table below.

     Although the Company continues to exceed even the regulatory thresholds for "well capitalized" status, the Company's capital ratios have been steadily declining with the strong growth the Company has experienced. The Company's Total Risk-Based Capital to Tier II Risk Adjusted Assets ratio of 10.66% at June 30, 1999, compared to the "well capitalized" threshold of 10.00%, is the only one of the three regulatory ratios that is within 200 basis points of falling below the "well capitalized" threshold. The Company has action plans in place to improve any ratio that falls below the "well capitalized" threshold.

     As of June 30, 1999, December 31, 1998 and June 30, 1998, the Company was in compliance with all existing regulatory capital requirements, as summarized in the following table:

                                                   June 30,      December 31,      June 30,
          ($ in thousands)                           1999            1998           1998
                                                  ---------       ---------       ---------
Risk-Based and Leverage Capital
Tier I capital:
     Common shareholders' equity                  $  41,728          40,494          38,511
     Intangible assets                               (5,525)         (5,843)         (6,159)
     Unrealized loss (gain) on securities
          available for sale, net of taxes              650             (37)           (142)
                                                  ---------       ---------       ---------
               Total Tier I leverage capital         36,853          34,614          32,210
                                                  ---------       ---------       ---------

Tier II capital:
     Allowable allowance for loan losses              4,825           4,493           3,968
                                                  ---------       ---------       ---------
               Tier II capital additions              4,825           4,493           3,968
                                                  ---------       ---------       ---------
Total risk-based capital                          $  41,678          39,107          36,178
                                                  =========       =========       =========

Risk adjusted assets                              $ 390,884         365,288         323,779
Tier I risk-adjusted assets
   (includes Tier I capital adjustments)            386,009         359,408         317,478
Tier II risk-adjusted assets
   (includes Tiers I and II capital                 390,834         363,901         321,446
    adjustments)
Quarterly average total assets                      500,953         475,698         433,047
Adjusted quarterly average total assets
   (includes Tier I capital adjustments)            496,078         469,818         426,746

Risk-based capital ratios:
   Tier I capital to Tier I risk adjusted              9.55%           9.63%          10.15%
        assets
   Minimum required Tier I capital                     4.00%           4.00%           4.00%
   Threshold for well-capitalized status               6.00%           6.00%           6.00%

   Total risk-based capital to
         Tier II risk-adjusted assets                 10.66%          10.75%          11.25%
   Minimum required total risk-based capital           8.00%           8.00%           8.00%
   Threshold for well-capitalized status              10.00%          10.00%          10.00%

Leverage capital ratios:
   Tier I leverage capital to
       adjusted fourth quarter average assets          7.43%           7.37%           7.55%
   Minimum required Tier I leverage capital            4.00%           4.00%           4.00%
   Threshold for well-capitalized status               5.00%           5.00%           5.00%

UPDATE ON YEAR 2000

     The Company recognizes the potentially severe implications of the "Year 2000 Issue." The "Year 2000 Issue" (also known as "Y2K") is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations as the year 2000 approaches. This issue is caused by the fact that many of the world's existing computer programs use only two digits to identify the year in the date field of a program. These programs were designed and developed without considering the impact of the upcoming change in the century and could experience serious malfunctions when the last two digits of the year change to "00" as a result of identifying a year designated "00" as the year 1900 rather than the year 2000. This misidentification could prevent the Company from being able to engage in normal business operations, including, among other things, miscalculating interest accruals and the inability to process customer transactions. Because of the potentially serious ramifications of the Year 2000 Issue, the Company has devoted significant time and resources to ensure the Company's Year 2000 readiness.

     The Company believes that it is currently Year 2000 ready. The Company's systems and processes have been evaluated and tested, and have been determined to be Year 2000 compliant. The following discussion contains additional detail regarding the Company's Year 2000 preparations, as well as disclosures regarding costs incurred to date and projected additional costs related to the Year 2000 Issue.

     The Company's Technology Committee, which is comprised of a cross-section of the Company's employees, has led the Company's Year 2000 efforts and involved all employees of the Company in ensuring that the Company is properly prepared for the year 2000. The Company's Board of Directors approved a plan submitted by the Technology Committee that was developed in accordance with guidelines set forth by the Federal Financial Institutions Examination Council. This plan had three primary phases related to internal Year 2000 compliance.

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

     The Company's second phase in addressing the Year 2000 Issue was to contact all third party vendors, request documentation regarding their Year 2000 compliance efforts, and analyze the responses. This was a significant phase because the Company does not perform in-house programming, and thus is dependent on external vendors to ensure and modify, if necessary, the hardware, software, or service they provide to the Company to be Year 2000 compliant. This phase is complete, although it is updated as necessary. The Company is satisfied that its third party vendors have properly addressed the Year 2000 Issue.

     The next phase for the Company under the plan was to complete a comprehensive testing of all known processes. Under the plan, processes were initially tested on a stand-alone basis and then they were tested on an integrated basis with other processes. Testing of the Company's processes on a stand-alone basis, as well as on an integrated basis, has been successfully completed. The most significant phase of testing was the testing of the Company's core software applications. Upgrades of the core software applications currently used by the Company were received from the software vendor in June
1998 and were represented to be Year 2000 compliant by the vendor. These applications were successfully loaded onto the Company's hardware system in July 1998 and Year 2000 testing began in September 1998. The testing of the core applications revealed no Year 2000 problems.

     Another part of the Company's Year 2000 plan was to assess the Year 2000 readiness of its significant borrowers and depositors. Through the use of questionnaires and personal contacts, the Company has gathered information regarding the Year 2000 readiness of significant borrowers and depositors of the Company. The assessment of the Company's significant depositors and borrowers is complete. Customers who the Company has Year 2000 concerns about are being counseled on the Year 2000 Issue, urged to take action, and placed on an internal watch list that is updated on a quarterly basis and reviewed and monitored by the Company for any potential effects on the Company. Based on the Company's evaluation, management does not believe that the number or magnitude of customers with potential Year 2000 problems will be significant. Prospective new loan customers are also assessed for Year 2000 compliance as a part of the underwriting process of significant loans.

     Management is also working closely with outside consultants and the FDIC on the Company's Year 2000 readiness.

     In the Company's 1998 Form 10-K, the Company's projected total costs to address the Year 2000 Issue to be approximately $100,000. Based on ongoing evaluations of the Company's current Year 2000 status, it is management's current belief that total Year 2000 costs will be approximately $140,000, which are being expensed as they occur. The increase in the estimated total expense is attributable to additional projected expenses associated with customer education and certain precautionary measures the Company is planning to take.

     A total of $70,000 has been recorded in 1998 and 1999 related to the Year 2000 Issue. In 1998, the Company expensed approximately $32,000 in Year 2000 Issue related costs, none of which was expensed in the first half of 1998. In 1999, the Company has expensed a total of $38,000 in Year 2000 Issue related costs, of which $12,000 was recorded in the second quarter and $26,000 in the first quarter. The remaining expenses are expected to be incurred over the remainder of 1999. The estimated and actual Year 2000 costs include only direct external costs associated with Year 2000 readiness, and do not include any amounts attributable to the significant time that management and the staff of the Company has spent planning, preparing and testing for Year 2000 readiness. Although funding of the Year 2000 project costs will come from normal operating cash flow, the external expenses associated with the Year 2000 Issue are directly reducing otherwise reported net income for the Company.

     Management of the Company believes that the potential effects on the Company's internal operations of the Year 2000 Issue have been addressed and that the Company will not experience any significant Year 2000 related problems. However, it is possible that unforeseen circumstances related to the Year 2000 Issue could arise and disrupt normal business operations. The most reasonably likely worst case Year 2000 scenarios foreseeable at this time would include the Company temporarily not being able to process, in some combination, various types of customer transactions. This could affect the ability of the Company to, among other things, originate new loans, post loan payments, accept deposits or allow immediate withdrawals, and, depending on the amount of time such a scenario lasted, could have a material adverse effect on the Company. In the event that unforeseen circumstances do occur, the Company has developed and tested a contingency plan that would allow for limited transactions, including the ability to make certain deposit withdrawals, until the Year 2000 problems are remediated.

     The costs of the Year 2000 project are based on management's best estimates, which were derived using numerous assumptions of future events such as the availability of certain resources (including internal and external resources), third party vendor plans and other factors. However, there can be no guarantee that these estimates will be achieved at the cost disclosed, and actual results could differ materially from these plans. The discussion in this section contains Year 2000 readiness disclosures within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

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

     As of June 30, 1999, the Company had approximately $149 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at June 30, 1999 subject to interest rate changes within one year are deposits totaling $161.3 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators. Thus, the Company believes that near term net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates. In fact, as discussed in the following paragraph, management believes the opposite to be true, that the recent short-term effects of a declining interest rate environment have had a negative impact on the Company's net interest income and that the near term effects of an increase in rates should have a positive effect on net interest income. The Company has relatively little long-term interest rate exposure, with approximately 84% of interest-earning assets subject to repricing within five years and all interest-bearing liabilities subject to repricing within five years.

     In the second quarter of 1999, the Company experienced a reversal in the recent trend of declining net interest margins with a margin of 5.04%, seven basis points higher than the net interest margin reported in the first quarter of 1999. The Company reported a net interest margin of 4.97% in the first quarter of 1999, 5.03% in the fourth quarter of 1998, 5.14% in the third quarter of 1998, 5.30% in the second quarter of 1998 and 5.55% in the first quarter of 1998. The increase in the net interest margin in the second quarter of 1999 compared to the first quarter of 1999 was primarily due to a lower average rate paid on interest bearing deposits during the quarter; the Company's yield on average earning assets remained virtually unchanged when comparing the second quarter of 1999 to the first quarter of 1999, while the average rate paid on interest bearing deposits decreased ten basis points. This decrease in rate was caused primarily by the repricing of the Company's time deposits. At the end of the third quarter of 1998, when changes in the prime rate began to occur, the Company was more liability sensitive in the "over 3 to 12 month" horizon than in the "3 months or less" horizon due to the Company having a significant portion of its time deposits with a maturity between four and twelve months. In 1999, as the effects of the 1998 fourth quarter drop in the prime rate have continued to manifest, the Company has had more liabilities, primarily time deposits, repricing at the lower prime-adjusted rate than assets.

     On July 1, 1999, the Company increased its prime rate from 7.75% to 8.00% in conjunction with a 25 basis point increase in the national discount rate. This increase is expected to have a slightly positive effect on the Company's near term net interest margin for similar reasons to the initial negative effects of the 1998 decrease in the prime rate on the Company's net interest margin, as discussed above. It is anticipated that the Company's loans, especially the $172 million in adjustable rate loans, will reprice upward faster and by a higher percentage than the Company's deposits, the pricing of which is generally set by management. However these positive effects are likely to be partially offset by the Company's continuing trend of having a higher percentage of its deposits comprised of time deposits and its highest yielding money market and savings accounts, the Company's highest yielding deposit types. At December 31, 1997, the Company's time and highest yielding money market and savings deposits comprised 58% of total deposits. At December 31, 1998, the percentage had increased to 61% and at June 30, 1999, the percentage had risen to 63%. The trend towards a higher yielding deposit mix has been necessary to fund the Company's strong loan growth.

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

                                     Expected Maturities of Market Sensitive
                                       Instruments Held at June 30, 1999                              Average    Estimated
                      -----------------------------------------------------------------------------   Interest      Fair
($ in thousands)        1 Year     2 Years    3 Years    4 Years     5 Years      Beyond      Total    Rate (1)     Value
                      ---------- ---------- ----------  ---------- ----------  ---------- ---------- ---------   ----------
Debt securities- at
   amortized cost (2)  $  17,826     11,575      3,175       4,651     16,642      18,684     72,553    6.29%   $  71,500
Loans - fixed (3)         36,993     25,458     29,615      35,756     50,561      35,958    214,341    8.69%     214,908
Loans - adjustable (3)    87,617     18,152     12,833      13,972     23,635      16,584    172,793    8.33%     172,793
                      ---------- ---------- ----------  ---------- ----------  ---------- ----------           ----------
  Total                 $142,436     55,185     45,623      54,379     90,838      71,226    459,687    8.20%   $ 459,201
                      ========== ========== ==========  ========== ==========  ========== ==========  ======   ==========

Savings, NOW, and
  money market
 deposits               $161,315          -          -           -          -           -    161,315    1.98%   $ 161,315
Time deposits            201,782     19,897      3,719       2,550      2,338           -    230,286    5.05%     231,135
Short-term borrowings     28,000          -          -           -          -           -     28,000    4.95%      28,000
                      ---------- ---------- ----------  ---------- ----------  ---------- ----------           ----------
  Total                 $391,097     19,897      3,719       2,550      2,338           -    419,601    3.82%   $ 420,450
                      ========== ========== ==========  ========== ==========  ========== ==========  ======   ==========

(1) Tax-exempt securities are reflected at a tax-equivalent basis using a 34% tax rate.

(2) Callable securities with above market interest rates at June 30, 1999 are assumed to mature at their call date for purposes of this table.

(3)  Excludes nonaccrual loans and allowance for loan losses.

     The Company's fixed rate earning assets have estimated fair values that are slightly higher than their carrying value. This is due to the yields on these portfolios being slightly higher than market yields at June 30, 1999 for instruments with maturities similar to the remaining term of the portfolios, due to the generally declining interest rate environment over the past year. The estimated fair value of the Company's time deposits is higher than its book value for the same reason.

ACCOUNTING CHANGES

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This Statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Because the Company has not historically and does not currently employ the use of derivatives, this Statement is not expected to impact the Company.

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

Part II.  Other Information

Item 4 - Submission of Matters to a Vote of Shareholders

      The following proposals were considered and acted upon at the annual meeting of shareholders of the Company held on April 21, 1999:

           Proposal 1
           A proposal to elect the following eleven (11) nominees to the board of directors to serve until the 2000 annual meeting of shareholders, or until their successors are elected and qualified.

                                                                               Voted            Withheld
             Nominee                                                            For            Authority
             -------                                                            ---            ---------
             Jack D. Briggs                                                  2,481,322            14,283
             David L. Burns                                                  2,483,682            11,923
             Jesse S. Capel                                                  2,483,682            11,923
             James H. Garner                                                 2,483,682            11,923
             George R. Perkins, Jr.                                          2,483,682            11,923
             G. T. Rabe, Jr.                                                 2,483,682            11,923
             Edward T. Taws                                                  2,483,682            11,923
             Frederick H. Taylor                                             2,483,682            11,923
             Goldie H. Wallace                                               2,483,682            11,923
             A. Jordan Washburn                                              2,483,682            11,923
             John C. Willis                                                  2,483,682            11,923

           Proposal 2
           A proposal to amend the Company's 1994 Stock Option Plan to increase the number of shares available for issuance by 100,000 shares to 370,000 shares and to extend the automatic annual grants of options to non-employee directors through June 1, 2003.

           For   2,335,315      Against    154,014       Abstain  6,275
                 ----------                -------                -----

           Proposal 3
           A proposal to change the par value of the Company's common stock from five dollars per share to no par value per share.

           For   2,451,506      Against    23,385   Abstain       15,713
                 ----------                ------                 ------

           Proposal 4
           A proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company for the current fiscal year.

           For   2,484,619      Against   5,798    Abstain        5,187
                 ---------                -----                   -----

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

3.a.ii     Copy of the  amendment  to Articles of  Incorporation  - adding a new
           Article IX, filed as exhibit 3(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, and is incorporated herein by reference.

3.a.iii    Copy  of   the  amendment  to  Articles  of  Incorporation - adding a new Article X.

3.a.iv.    Copy of the amendment to Article IV of the Articles of Incorporation.

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

10.f First Bancorp Employees' Pension Plan, as amended on August 16, 1994, was filed as Exhibit 10(g) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference. (*)

10.g First Bancorp Senior Management Supplemental Executive Retirement Plan dated May 31, 1993, was filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and is incorporated herein by reference. (*)

10.h First Bancorp Senior Management Split-Dollar Life Insurance Agreements between the Company and the Executive Officers, as amended on December 22, 1994, was filed as Exhibit 10(i) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference. (*)

10.i First Bancorp 1994 Stock Option Plan was filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994, and is incorporated herein by reference. (*)

10.j Severance Agreement between the Company and Patrick A. Meisky dated December 29, 1995 was filed as Exhibit 10(o) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and is incorporated by reference. (*)

10.k Amendment to the First Bancorp Savings Plus and Profit Sharing Plan (401(k) savings incentive plan and trust), dated December 17, 1996, was filed as Exhibit 10(m) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and is incorporated herein by reference. (*)

10.l First Amendment to the First Bancorp Senior Management Executive Retirement Plan dated April 21, 1998 was filed as Exhibit 10.(o) to the Company's Annual Report on Form 10-k for the year ended December 31, 1998, and is incorporated herein by reference. (*)

10.m Employment Agreement between the Company and James H. Garner dated August 17, 1998 was filed as Exhibit 10(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference. (*)

10.n Employment Agreement between the Company and Anna G. Hollers dated August 17, 1998 was filed as Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference. (*)

10.o Employment Agreement between the Company and Teresa C. Nixon dated August 17, 1998 was filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference. (*)

10.p Employment Agreement between the Company and Eric P. Credle dated August 17, 1998 was filed as Exhibit 10.p to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is incorporated herein by reference. (*)

10. q      Amendments 1 and 2 to the Company's 1994 Stock Option Plan.(*)

21         List of Subsidiaries of Registrant

27         Financial Data Schedule pursuant to Article 9 of Regulation S-X.

 (b) There were no reports filed on Form 8-K during the six months ended June 30, 1999.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  FIRST BANCORP


                    August 11, 1999               BY:   James H. Garner
                                                  ----------------------------
                                                        James H. Garner
                                                            President
                                                  (Principal Executive Officer),
                                                     Treasurer and Director


                    August 11, 1999               BY:   Anna G. Hollers
                                                  ----------------------------
                                                        Anna G. Hollers
                                                    Executive Vice President
                                                          and Secretary


                    August 11, 1999               BY:   Eric P. Credle
                                                  ----------------------------
                                                        Eric P. Credle
                                                      Senior Vice President
                                                  and Chief Financial Officer

                          EXHIBIT CROSS REFERENCE INDEX

   Exhibit                                                                                              Page(s)
     3.a.i     Copy of Articles of Incorporation of the Registrant                                         *

     3.a.ii    Copy of the amendment to Articles of Incorporation                                          *

     3.a.iii   Copy of the amendment to Articles of Incorporation - adding a new Article Ten               30

     3.a.iv.   Copy of the amendment to Article IV of the Articles of Incorporation                        31

     3.b.i     Copy of the Bylaws of the Registrant                                                        *

     4         Form of Common Stock Certificate                                                            32

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

     10.j      Severance Agreement between the Company and Patrick A. Meisky                               *

     10.k      Amendment to the First Bancorp Savings Plus and Profit Sharing Plan                         *

     10.l      First Amendment to the First Bancorp Supplemental Executive Retirement Plan                 *

     10.m      Employment Agreement between the Company and James H. Garner                                *

     10.n      Employment Agreement between the Company and Anna G. Hollers                                *

     10.o      Employment Agreement between the Company and Teresa C. Nixon                                *

     10.p      Employment Agreement between the Company and Eric P. Credle                                 *

     10. q     Amendments 1 and 2 to the Company's 1994 Stock Option Plan                                  33

     21        List of Subsidiaries of Registrant                                                          34
     27        Financial Data Schedule pursuant to Article 9 of Regulation S-X for the three
               months ended June 30, 1999 (SEC copy only)                                                  35

               * Incorporated herein by reference.