Form 10-Q
period 1999-09-30
FIRST BANCORP /NC/
filed 1999-11-15
CIK 811589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                            -------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 1999


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

                                 [ X ] YES [   ] NO
                                                              [ X ] YES [ ] NO

     As of September 30, 1999, 4,533,430 shares of the registrant's Common Stock, no par value, were outstanding. The registrant had no other classes of securities outstanding.

EXHIBIT INDEX BEGINS ON PAGE 30

                                      INDEX

                         FIRST BANCORP AND SUBSIDIARIES

                                                                        Page

Part I.  Financial Information

Item 1 - Financial Statements

   CONSOLIDATED BALANCE SHEETS -
   September 30, 1999 and 1998
   (With Comparative Amounts at December 31, 1998)                       3

   CONSOLIDATED STATEMENTS OF INCOME -
   For the Periods Ended September 30, 1999 and 1998                     4

   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME -
   For the Periods Ended September 30, 1999 and 1998                     5

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY -
   For the Periods Ended September 30, 1999 and 1998                     6

   CONSOLIDATED STATEMENTS OF CASH FLOWS -
   For the Periods Ended September 30, 1999 and 1998                     7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               8

 Item 2 - Management's Discussion and Analysis of Consolidated

             Results of Operations and Financial Condition              10

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk    22


 Part II.  Other Information

 Item 5 - Other Information                                             26

 Item 6 - Exhibits and Reports on Form 8-K                              26

 Signatures                                                             29

 Exhibit Cross Reference Index                                          30

Part I.  Financial Information
Item 1 - Financial Statements

                                   First Bancorp and Subsidiaries
                                     Consolidated Balance Sheets

                                                       September 30,   December 31,   September 30,
($ in thousands-unaudited)                                  1999           1998           1998
                                                         ---------        -------        -------
ASSETS
Cash & due from banks, noninterest-bearing               $  21,514         22,073         17,418
Due from banks, interest-bearing                            22,247          8,398         21,269
Federal funds sold                                           2,285          8,295         11,707
                                                         ---------        -------        -------
     Total cash and cash equivalents                        46,046         38,766         50,394
                                                         ---------        -------        -------

Securities available for sale (costs of $55,829,
     $58,740, and $39,171)                                  54,496         58,800         39,535

Securities held to maturity (fair values of $17,007,
     $19,223, and $19,375)                                  16,967         18,480         18,589

Presold mortgages in process of settlement                     636          2,619          1,495

Loans                                                      400,574        358,334        345,295
   Less:  Allowance for loan losses                         (5,988)        (5,504)        (5,391)
                                                         ---------        -------        -------
   Net loans                                               394,586        352,830        339,904
                                                         ---------        -------        -------

Premises and equipment                                       9,884          9,091          8,832
Accrued interest receivable                                  3,613          2,789          2,980
Intangible assets                                            5,366          5,843          5,995
Other                                                        3,555          2,620          2,813
                                                         ---------        -------        -------
        Total assets                                     $ 535,149        491,838        470,537
                                                         =========        =======        =======

LIABILITIES
Deposits: Demand - noninterest bearing                   $  57,608         62,479         58,337
          Savings, NOW, and money market                   160,751        160,428        148,535
          Time deposits of $100,000 or more                 69,350         60,720         54,613
          Other time deposits                              168,376        156,639        151,015
                                                         ---------        -------        -------
               Total deposits                              456,085        440,266        412,500
Short-term borrowings                                       30,000          6,000         13,000
Accrued interest payable                                     3,326          3,080          3,003
Other liabilities                                            2,858          1,998          2,401
                                                         ---------        -------        -------
     Total liabilities                                     492,269        451,344        430,904
                                                         ---------        -------        -------

SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Issued and outstanding: 4,533,430,
        4,531,905, and 4,532,205 shares                     18,904         18,970         18,976
Retained earnings                                           24,789         21,487         20,435
Accumulated other comprehensive income (loss)                 (813)            37            222
                                                         ---------        -------        -------
     Total shareholders' equity                             42,880         40,494         39,633
                                                         ---------        -------        -------
          Total liabilities and shareholders' equity     $ 535,149        491,838        470,537
                                                         =========        =======        =======


See notes to consolidated financial statements.

                                        First Bancorp and Subsidiaries
                                       Consolidated Statements of Income

                                                       Three Months Ended                 Nine Months Ended
                                                          September 30,                      September 30,
                                                ----------------------------          -----------------------
($ in thousands, except share data-unaudited)       1999               1998            1999             1998
                                                -----------            -----          ------           ------
INTEREST INCOME
Interest and fees on loans                      $     8,745            7,882          24,947           22,252
Interest on investment securities:
     Taxable interest income                            827              663           2,447            2,159
     Tax-exempt interest income                         210              246             676              788
Other, principally overnight investments                176              391             540              892
                                                -----------            -----          ------           ------
     Total interest income                            9,958            9,182          28,610           26,091
                                                -----------            -----          ------           ------

INTEREST EXPENSE
Savings, NOW and money market                           789              869           2,370            2,493
Time deposits of $100,000 or more                       895              869           2,678            2,236
Other time deposits                                   2,068            1,971           6,069            5,741
Short-term borrowings                                   128              106             226              106
                                                -----------            -----          ------           ------
     Total interest expense                           3,880            3,815          11,343           10,576
                                                -----------            -----          ------           ------

Net interest income                                   6,078            5,367          17,267           15,515
Provision for loan losses                               205              250             665              740
                                                -----------            -----          ------           ------
Net interest income after provision
   for loan losses                                    5,873            5,117          16,602           14,775
                                                -----------            -----          ------           ------

NONINTEREST INCOME
Service charges on deposit accounts                     720              655           2,103            1,912
Fees from presold mortgages                             137              135             510              365
Commissions from insurance sales                         62               62             207              180
Other service charges, commissions and fees             306              244             981              759
Data processing fees                                     14              -                34              -
Securities gains (losses)                               -                -                20               (3)
Loan sale gains                                          23               66              25              213
Other gains (losses)                                    (20)              11             (20)              20
                                                -----------            -----          ------           ------
     Total noninterest income                         1,242            1,173           3,860            3,446
                                                -----------            -----          ------           ------

NONINTEREST EXPENSES
Salaries                                              2,093            1,864           5,894            5,309
Employee benefits                                       478              416           1,428            1,191
                                                -----------            -----          ------           ------
   Total personnel expense                            2,571            2,280           7,322            6,500
Net occupancy expense                                   304              270             883              758
Equipment related expenses                              281              231             800              666
Other operating expenses                              1,450            1,222           4,183            3,889
                                                -----------            -----          ------           ------
     Total noninterest expenses                       4,606            4,003          13,188           11,813
                                                -----------            -----          ------           ------

Income before income taxes                            2,509            2,287           7,274            6,408
Income taxes                                            771              805           2,432            2,230
                                                -----------            -----          ------           ------

NET INCOME                                      $     1,738            1,482           4,842            4,178
                                                ===========            =====           =====            =====

Earnings per share:
     Basic                                      $      0.38             0.33            1.07             0.92
     Diluted                                           0.37             0.32            1.05             0.90

Weighted average common shares outstanding:
     Basic                                        4,529,607        4,531,055       4,524,797        4,530,722
     Diluted                                      4,635,735        4,653,629       4,627,671        4,661,129

See notes to consolidated financial statements.

                                     First Bancorp and Subsidiaries
                            Consolidated Statements of Comprehensive Income

                                                         Three Months Ended        Nine Months Ended
                                                            September 30,             September 30,
                                                        --------------------        ------------------
($ in thousands-unaudited)                               1999           1998        1999         1998
                                                        -------        -----        -----        -----
Net income                                              $ 1,738        1,482        4,842        4,178
Other comprehensive income (loss):
   Unrealized losses on securities
      available for sale:
     Unrealized holding gains (losses) arising
        during the period, pretax                          (267)         149       (1,373)          79
           Tax benefit (expense)                            104          (69)         535          (45)
        Reclassification to realized losses (gains)           -           -           (20)           3
              Tax expense (benefit)                           -           -             8           (1)
                                                        -------        -----        -----        -----
Other comprehensive income (loss)                          (163)          80         (850)          36
                                                        -------        -----        -----        -----

Comprehensive income                                    $ 1,575        1,562        3,992        4,214
                                                        =======        =====        =====        =====


See notes to consolidated financial statements.

                                                  First Bancorp and Subsidiaries
                                          Consolidated Statements of Shareholders' Equity



                                                                                                   Accumulated
                                                         Common Stock                                  Other             Share-
                                                     ---------------------         Retained        Comprehensive        holders'
($ in thousands, except per share - unaudited)       Shares         Amount         Earnings        Income (Loss)        Equity
                                                     ------       --------         --------        -------------        ------


Balances, January 1, 1998                             3,020       $ 18,963           17,616               186           36,765

Effect of 1999 3-for-2 stock split                    1,511
                                                      -----       --------           ------               ---           ------
Balances, January 1, 1998 -
     adjusted                                         4,531         18,963           17,616               186           36,765
Net income                                                                            4,178                              4,178
Cash dividends declared ($0.30 per share)                                           (1,359)                            (1,359)
Common stock issued under
     stock option plans                                   1             13                                                  13
Other comprehensive income                                                                                 36               36
                                                      -----       --------           ------               ---           ------

Balances, September 30, 1998                          4,532       $ 18,976           20,435               222           39,633
                                                      =====       ========           ======              ====           ======

Balances, January 1, 1999                             4,532       $ 18,970           21,487                37           40,494

Net income                                                                            4,842                              4,842
Cash dividends declared ($0.3399
      per share)                                                                     (1,540)                            (1,540)
Common stock issued under
     stock option plan                                    8             63                                                  63
Common stock issued into
     dividend reinvestment plan                          12            223                                                 223
Purchases and retirement of common
     stock                                              (19)          (352)                                               (352)
Other comprehensive loss                                                                                 (850)            (850)
                                                      -----       --------           ------              ----           ------

Balances, September 30, 1999                          4,533       $ 18,904           24,789              (813)          42,880
                                                      =====       ========           ======              ====           ======

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                    Nine Months Ended
                                                                                     September 30,

($ in thousands-unaudited)                                                         1999           1998
                                                                                 --------         -----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $  4,842         4,178
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                        665           740
     Net security premium amortization                                                256           138
     Gains on sales of loans                                                          (25)         (213)
     Proceeds from sales of loans                                                   1,226         7,060
     Losses (gains) on sales of securities available for sale                         (20)            3
     Loan fees and costs deferred, net of amortization                                 35            35
     Depreciation of premises and equipment                                           675           554
     Amortization of intangible assets                                                477           492
     Provision for deferred income taxes                                             (200)           37
     Increase in accrued interest receivable                                         (824)         (114)
     Decrease (increase) in other assets                                            2,174          (185)
     Increase in accrued interest payable                                             246           704
     Increase (decrease) in other liabilities                                         799           (40)
                                                                                 --------         -----
          Net cash provided by operating activities                                10,326        13,389
                                                                                 --------         -----

 CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of securities available for sale                                  (13,760)      (18,488)
      Purchases of securities held to maturity                                     (2,321)         (755)
      Proceeds from sales of securities available for sale                          3,017         1,015
      Proceeds from maturities/issuer calls of securities available for sale       13,412        28,171
      Proceeds from maturities/issuer calls of securities held to maturity          3,840         3,005
      Net increase in loans                                                       (43,688)      (71,821)
      Purchases of premises and equipment                                          (1,821)         (753)
                                                                                 --------         -----
          Net cash used in investing activities                                   (41,321)      (59,626)
                                                                                 --------         -----

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                      15,819        51,276
     Proceeds from short-term borrowings, net                                      24,000        13,000
     Cash dividends paid                                                           (1,478)       (1,299)
     Proceeds from issuance of common stock                                           286            13
     Purchases and retirement of common stock                                        (352)          -
                                                                                 --------         -----
          Net cash provided by financing activities                                38,275        62,990
                                                                                 --------         -----
INCREASE IN CASH AND CASH EQUIVALENTS                                               7,280        16,753
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     38,766        33,641
                                                                                 --------         -----

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 46,046        50,394
                                                                                 ========        ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                      11,097         9,872
     Income taxes                                                                   1,722         2,201
Non-cash transactions:
     Foreclosed loans transferred to other real estate                                 31            29
     Unrealized gain (loss) on securities available for sale                       (1,393)           82
     Premises and equipment transferred to other real estate                          315           206

See notes to consolidated financial statements.

                         First Bancorp And Subsidiaries
                   Notes To Consolidated Financial Statements


(unaudited)                    For the Periods Ended September 30, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 1

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 1999 and 1998 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 1999 and 1998. Reference is made to the 1998 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements.

NOTE 2

The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. Certain amounts reported in the period ended September 30, 1998 have been reclassified to conform with the presentation for September 30, 1999. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information. Share data, including earnings per share, have been adjusted to reflect the 3-for-2 stock split that was paid on September 13, 1999 to shareholders of record as of August 30, 1999.

NOTE 3

Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share includes the potentially dilutive effects of the Company's 1994 Stock Option Plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                                For the Three Months Ended September 30,
                                            ----------------------------------------------------------------------------
                                                           1999                                    1998
($ in thousands except per                   Income        Shares                     Income       Shares
    share amounts)                          (Numer-       (Denom-      Per Share     (Numer-      (Denom-      Per Share
                                              ator)       inator)       Amount        ator)       inator)       Amount
                                            --------     ---------     --------     --------     ---------     --------
Basic EPS
  Net income                                $  1,738     4,529,607     $   0.38     $  1,482     4,531,055     $   0.33
                                                                       ========                                ========
Effect of Dilutive Securities                      -       106,128                         -       122,574
                                            --------     ---------                  --------     ---------
Diluted EPS                                 $  1,738     4,635,735     $   0.37     $  1,482     4,653,629     $   0.32
                                            ========     =========     ========     ========     =========     ========

                                                                For the Nine Months Ended September 30,
                                            ----------------------------------------------------------------------------
                                                           1999                                    1998
($ in thousands except per                  Income        Shares                     Income       Shares
    share amounts)                          (Numer-      (Denom-      Per Share     (Numer-      (Denom-      Per Share
                                             ator)       inator)       Amount        ator)       inator)       Amount
                                            --------     ---------     --------     --------     ---------     --------
Basic EPS
  Net income                                $  4,842     4,524,797     $   1.07     $  4,178     4,530,722     $   0.92
                                                                       ========                                ========
Effect of Dilutive Securities                      -       102,874                         -       130,407
                                            --------     ---------                  --------     ---------
Diluted EPS                                 $  4,842     4,627,671     $   1.05     $  4,178     4,661,129     $   0.90
                                            ========     =========     ========     ========     =========     ========

NOTE 4

Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and foreclosed, repossessed and idled properties. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                                       September 30,     December 31,       September 30,
           ($ in thousands)                                               1999              1998               1998
           ----------------                                               ----              ----               ----
           Nonperforming loans:
              Nonaccrual loans                                         $     535               601                575
              Restructured loans                                             260               248                251
                                                                       ---------            ------             ------
           Total nonperforming loans                                         795               849                826
           Other real estate                                                 855               505                515
                                                                       ---------            ------             ------
           Total nonperforming assets                                  $   1,650             1,354              1,341
                                                                       =========            ======             ======

           Nonperforming loans to total loans                               0.20%             0.24%              0.24%
           Nonperforming assets as a percentage of
              loans and other real estate                                   0.41%             0.38%              0.39%
           Nonperforming assets to total assets                             0.31%             0.28%              0.28%
           Allowance for loan losses to total loans                         1.49%             1.54%              1.56%


NOTE 5

Loans are shown on the Consolidated Balance Sheets net of net deferred loan fees of approximately $163,000, $128,000, and $161,000 at September 30, 1999,
December 31, 1998, and September 30, 1998, respectively.

NOTE 6

On April 30, 1999, in an action approved by the Company's shareholders, the par value of the Company's common stock was changed from $5 par value per share to no par value per share. The consolidated financial statements for periods prior to April 30, 1999 have been restated to reflect this change.

Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition

RESULTS OF OPERATIONS

OVERVIEW

     Net income for the three months ended September 30, 1999 was $1,738,000, a 17.3% increase over the $1,482,000 reported in the third quarter of 1998. Basic and diluted earnings per share for the third quarter of 1999 increased 15.2% and 15.6% to $0.38 and $0.37, respectively, compared to $0.33 and $0.32, respectively, for the third quarter of 1998. Excluding the effects of non-core noninterest income, which includes gains and losses from securities sales, fixed assets, and loan sales, third quarter net income for 1999 was 21.3% higher than in the third quarter of 1998.

     Net income for the nine months ended September 30, 1999 was $4,842,000, a 15.9% increase over the $4,178,000 reported for the first nine months of 1998. Basic earnings per share for the nine months ended September 30, 1999 increased 16.3% to $1.07 per share compared to $0.92 per share reported for the same nine month period in 1998. Earnings per share on a diluted basis amounted to $1.05 per share for the nine months ended September 30, 1999, a 16.7% increase over the $0.90 per share for the same nine months of 1998. Excluding the effects of non-core noninterest income, net income for the first nine months of 1999 was 19.8% higher than in the first nine months of 1998.

     The increase in net income for the three and nine month periods ended September 30, 1999 is primarily due to an increase in net interest income earned by the Company. Net interest income increased 13.2% and 11.3% for the three and nine month periods ended September 30, 1999, respectively, when compared to the same three and nine month periods of 1998. The increases in net interest income are primarily attributable to growth in the Company's loans and deposits outstanding. The provisions for loan losses amounted to $205,000 and $665,000 for the three and nine month periods ended September 30, 1999, respectively, compared to $250,000 and $740,000 for the three and nine month periods ended September 30, 1998, respectively. The decrease in the amounts provided for loan losses is primarily attributable to the lower loan growth experienced by the Company in 1999 compared to 1998.

     Total noninterest income increased 5.9% and 12.0% for the three and nine month periods ended September 30, 1999, respectively, when compared to the same periods of 1998. The increases in noninterest income were a result of increases experienced in most categories of fees and charges as a result of a larger customer base compared to the prior year and a slightly higher fee structure that was implemented in March 1999. Excluding items referred to as "non-core noninterest income," which includes gains and losses from securities sales, loan sales, fixed assets, other real estate and other nonrecurring items, core noninterest income increased 13.0% for the third quarter of 1999 compared to the same quarter in 1998, and increased 19.2% when comparing the first nine months of 1999 to the first nine months of 1998. Noninterest expenses increased by 15.1% and 11.6% for the three and nine month periods ended September 30, 1999, respectively, when compared to the same periods of 1998, due primarily to the increase in the size of the Company's branch network, as well as additional expenses necessary to process, manage, and service the Company's significant increases in its loan and deposit bases.

COMPONENTS OF EARNINGS

     Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three and nine month periods ended September 30, 1999 amounted to $6,078,000 and $17,267,000, respectively, increases of $711,000 and $1,752,000, or 13.2% and 11.3%, over the amounts of $5,367,000 and $15,515,000 recorded in the same three and nine month periods in 1998, respectively. There are two primary factors that cause changes in the amount of net interest income recorded by the Company

- 1) growth in loans and deposits, and 2) the Company's net interest margin.

     For the third quarter of 1999, the increase in net interest income was almost entirely attributable to growth in the Company's loans and deposits, as the recorded net interest margin during the third quarter of 1999 was within 2 basis points of that recorded in the third quarter of 1998 (5.16% in 1999 compared to 5.14% in 1998). At September 30, 1999, loans outstanding amounted to $400.6 million, a 16.0% increase over the $345.3 million outstanding at September 30, 1998, while deposits amounted to $456.1 million at September 30, 1999, a 10.6% increase over the $412.5 million at September 30, 1998.

     For the nine months ended September 30, 1999, the 11.3% increase in net interest income was attributable to the loan and deposit growth previously noted, which was partially offset by a 26 basis point lower net interest margin (5.06% in 1999 compared to 5.32% in 1998).

     The three months ended September 30, 1999 marked the second consecutive quarter that the Company experienced an increase in net interest margin. The 5.16% net interest margin realized in the third quarter of 1999 was 12 basis points higher than the 5.04% net interest margin recorded in the second quarter of 1999. The second quarter of 1999 net interest margin was 7 basis points higher than the first quarter of 1999 net interest margin of 4.97%. The increase in the Company's net interest margin during the second quarter of 1999 was primarily attributable to a lower average rate paid on interest bearing liabilities as a result of the lower repricing of matured time deposits that had been originated in the generally higher interest rate environment of 1998. In the third quarter of 1999, the prime rate of interest increased a total of 50 basis points. Due to the increase in the prime rate, the Company achieved a 12 basis point higher average yield on earning assets, but was able to maintain a static average rate paid on interest bearing liabilities. The higher average yield earned on earning assets and the static average rate paid on deposits were the primary factors in achieving the higher net interest margin realized in the third quarter of 1999.

     Although the net interest margin has been on an increasing trend for the past two quarters, on a year to date basis the 5.06% net interest margin realized over the first three quarters of 1999 is 26 basis points lower than the 5.32% realized in the first nine months of 1998. The lower net interest margin in 1999 is due to several factors, including a highly competitive market for attracting loans and deposits, the effects of a shift in recent years in the Company's loan mix that is more heavily weighted towards larger commercial real estate loans that generally have lower interest rates, and the Company's more competitive pricing of deposits in order to fund the strong loan growth that has been experienced.

     The following table presents average rates earned/paid by the Company for the three and nine months ended September 30, 1999 compared to the same periods in 1998:

                                                     For the Three    For the Three         For the Nine     For the Nine
                                                     Months Ended      Months Ended         Months Ended     Months Ended
                                                     September 30,    September 30,        September 30,     September 30,
                                                         1999              1998                 1999             1998
                                                         ----              ----                 ----             ----
Yield on loans                                           8.83%            9.25%                8.79%             9.38%
Yield on taxable securities                              5.84%            6.21%                5.70%             6.52%
Yield on tax-exempt securities (tax equivalent)          8.11%            8.60%                8.32%             8.75%
Yield on other interest earning assets,
   primarily overnight funds                             5.71%            5.62%                5.30%             5.63%
Yield on all interest earning assets                     8.37%            8.69%                8.29%             8.84%

Weighted average rate on savings, NOW,
   and money market deposits                             1.91%            2.37%                1.95%             2.37%
Rate on time deposits>$100,000                           5.42%            5.88%                5.51%             5.87%
Rate on other time deposits                              4.94%            5.38%                5.02%             5.38%
Rate on short-term borrowings                            5.44%            5.67%                5.25%             5.73%
Rate on all interest bearing liabilities                 3.80%            4.24%                3.84%             4.20%

Interest rate spread                                     4.57%            4.45%                4.47%             4.65%
Net interest margin                                      5.16%            5.14%                5.06%             5.32%
Average prime rate                                       8.10%            8.50%                7.87%             8.50%


     See additional discussion regarding interest rate risk below in Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

     The provision for loan losses for the third quarter of 1999 was $205,000, $45,000 lower than the $250,000 recorded in the same quarter of 1998. The $665,000 provision for loan losses recorded for the nine months ended September 30, 1999 was $75,000 lower than the $740,000 recorded for the same nine months of 1998. The decreases for the periods presented are primarily due to lower loan growth experienced in 1999 compared to 1998. For the three months ended September 30, 1999, net loans outstanding increased by $12.8 million, compared to growth of $16.6 million experienced in the third quarter of 1998. For the nine months ended September 30, 1999, loan growth amounted to $42.2 million, compared to $64.8 million realized in the nine months ended September 30, 1998. There were no material changes in asset quality during the periods presented - see additional discussion below under the captions Nonperforming Assets and Summary of Loan Loss Experience.

     Total noninterest income increased $69,000, or 5.9%, to $1,242,000 in the third quarter of 1999 from the $1,173,000 recorded in the third quarter of 1998. Noninterest income for the first nine months of 1999 increased $414,000, or 12.0%, to $3,860,000 compared to $3,446,000 for the first nine months of 1998. For evaluation purposes, the Company classifies noninterest income into two categories - core nointerest income and non-core noninterest income. Core noninterest income includes fees and charges earned from the day to day operations of the Company such as service charges on deposits, fees from presold mortgages, and various other types of recurring income. Non-core noninterest income consists of items that are less recurring in nature such as gains and losses from securities sales, loans sales, fixed assets, other real estate, and miscellaneous nonrecurring items.

     Core noninterest income for the third quarter of 1999 amounted to $1,239,000, a 13.0% increase over the $1,096,000 recorded in the third quarter of 1998. Core noninterest income for the nine months ended September 30, 1999 amounted to $3,835,000, a 19.2% increase over the $3,216,000 earned in the same nine months of 1998.

The increase in core noninterest income for the three and nine month periods in 1999 compared to the same periods in 1998 is primarily due to the following factors: 1) increases in service charges earned on deposit accounts caused by the increase in the Company's deposit base, as well as a slightly higher fee schedule that was implemented in March 1999, and 2) higher levels of other service charges, commissions, and fees caused primarily by the Company's larger customer base. This category of noninterest income includes items such as safety deposit box rentals, check cashing fees, merchant card income, and ATM surcharges. Higher fees from presold mortgages have also increased 1999 core noninterest income when comparing the first nine months of 1999 to the same period of 1998. These fees have been driven by high levels of refinancings as a result of generally lower mortgage loan rates in 1999. With the rise in interest rates in the third quarter of 1999, mortgage originations, and the related fees earned by the Company, slowed from their pace of the first six months of the year and were approximately the same in the third quarter of 1999 as they were in the third quarter of 1998.

     Also enhancing 1999 core noninterest income were fees earned from the Company's data processing subsidiary, Montgomery Data Services, Inc. (Montgomery
Data). The Company recorded $14,000 in the third quarter of 1999 and $34,000 in the first nine months of 1999 related to data processing services provided to two de novo banks in the area. Montgomery Data makes its excess data processing capabilities available to area financial institutions for a fee. Montgomery Data did not have any nonaffiliated customers from December 1997 to December 1998. In December 1998, a contract was signed to provide data processing for a nearby de novo bank. This customer is expected to contribute approximately $40,000 in fees during 1999. In May 1999, another contract was signed with a de novo bank, which is expected to contribute approximately $12,000 in annual fees.

     Net non-core noninterest income amounted to $3,000 in the third quarter of 1999 compared to $77,000 in the third quarter of 1998. For the nine months ended September 30, 1999, net non-core noninterest income amounted to $25,000 compared to $230,000 for the same nine months of 1998. The decrease when comparing both periods in 1999 to 1998 is primarily due to fewer gains from loan sales in 1999 compared to 1998. In the first nine months of 1998, the Company sold $7.1 million in newly originated commercial loans at gains of $213,000. In 1999, only $1.2 million in loan sales have been executed, resulting in a net gain of $25,000. The higher level of loan sales in 1998 was primarily a result of a balance sheet management initiative that the Company felt was necessary to manage the very heavy loan growth that was being experienced during 1998. Loan growth in 1999, while still strong, has slowed and allowed the Company to retain more of the loans it originated.

     Noninterest expenses for the third quarter of 1999 amounted to $4,606,000, a 15.1% increase over the $4,003,000 recorded in the third quarter of 1998. Noninterest expenses for the first nine months of 1999 totaled $13,188,000, an 11.6% increase over the $11,813,000 recorded in the first nine months of 1998. The 1999 increases are primarily associated with the higher expenses that are necessary to properly process, manage, and service the increases in loans and deposits experienced by the Company. Also contributing to the increase in noninterest expenses was the continued expansion of the Company's branch network and the annual wage increases that are granted to substantially all employees in January of each year. In addition, during the three month and nine month periods ended September 30, 1999, the Company incurred approximately $200,000 and $275,000, respectively, in consulting and other expenses related to implementation costs associated with the establishment and operation of a corporate subsidiary that holds tax preferred investments - see additional discussion below.

     Income taxes recorded for the three months ended September 30, 1999 amounted to $771,000, a 4.2% decrease from the $805,000 recorded for the same three months of 1999. Income taxes recorded for the first nine months of 1999 amounted to $2,432,000, a 9.1% increase over the $2,230,000 recorded in the first nine months of 1998. The effective tax rate for the three and nine months ended September 30, 1999 was 30.7% and 33.4%, respectively, compared to 35.2% and 34.8% for the three and nine months ended September 30, 1998, respectively. As noted above, during the second and third quarters of 1999, the Company made certain expenditures that have lowered the amount of state taxes paid in 1999 and are expected ultimately to eliminate a large majority of the state income taxes paid by the Company. Thus far in 1999, the effect on net income from this reduction in state income taxes has been offset by the implementation costs associated with the investments.

Management expects that the positive effects on net income related to the reduction of state income taxes will be realized beginning in the fourth quarter of 1999. The Company paid $413,000 in state income taxes in 1998.

FINANCIAL CONDITION

     The Company's total assets were $535.1 million at September 30, 1999, an increase of $64.6 million, or 13.7%, from the $470.5 million at September 30, 1998. Interest-earning assets increased by 13.5%, from $437.9 million at September 30, 1998 to $497.2 million at September 30, 1999. Loans, the primary interest-earning asset, grew from $345.3 million at September 30, 1998 to $400.6 million at September 30, 1999, an increase of $55.3 million, or 16.0%.

     Deposits have increased $43.6 million, or 10.6%, supporting the asset growth since September 30, 1998, while the increase since December 31, 1998 has been only 3.6%. The increases in deposits since September 30, 1998 and December 31, 1998 have occurred primarily in the categories of time deposits of $100,000 or more and other time deposits. Noninterest bearing demand deposits have decreased 1.2% and 7.8% from September 30, 1998 and December 31, 1998, respectively. Savings, NOW and money market accounts, which increased 8.0% between September 30, 1998 and December 31, 1998, have been flat since December 31, 1998. Time deposits greater than $100,000 at September 30, 1999 amounted to $69.4 million, a 27.0% increase over the $54.6 million outstanding at September 30, 1998, and are $8.6 million, or 14.2% higher than they were at December 31, 1998. Other time deposits at September 30, 1999 amounted to $168.4 million, a $17.4 million, or 11.5%, increase over September 30, 1998. Since year end, other time deposits are $11.7 million or 7.5% higher than the amount outstanding at December 31, 1998.

     Since December 31, 1998, the Company has experienced annualized increases of 15.7%, 11.7%, and 4.8% in loans, total assets and deposits, respectively.


NONPERFORMING ASSETS

     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and foreclosed, repossessed and idled properties. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                                   September 30,      December 31,       September 30,
           ($ in thousands)                                             1999              1998                1998
           ----------------                                             ----              ----                ----
           Nonperforming loans:
              Nonaccrual loans                                         $   535               601                575
              Restructured loans                                           260               248                251
                                                                       -------             -----              -----
           Total nonperforming loans                                       795               849                826
           Other real estate                                               855               505                515
                                                                       -------             -----              -----

           Total nonperforming assets                                  $ 1,650             1,354              1,341
                                                                       =======             =====              =====

           Nonperforming loans to total loans                             0.20%             0.24%              0.24%
           Nonperforming assets as a percentage of
              loans and other real estate                                 0.41%             0.38%              0.39%
           Nonperforming assets to total assets                           0.31%             0.28%              0.28%
           Allowance for loan losses to total loans                       1.49%             1.54%              1.56%

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

    Nonperforming loans are defined as nonaccrual loans and restructured loans. As of September 30, 1999, December 31, 1998 and September 30, 1998, nonperforming loans were approximately 0.20%, 0.24%, and 0.24%, respectively, of the total loans outstanding at such dates. Nonaccrual and restructured loans, the components of the Company's nonperforming loans, have not varied by material amounts at the period ends presented and are considered low when compared to historical levels.

    As of September 30, 1999, the borrower with the largest nonaccrual loan owed a balance of $124,000, while the average nonaccrual loan balance was approximately $33,000. If the nonaccrual loans and restructured loans as of September 30, 1999 and 1998 had been current in accordance with their original terms and had been outstanding throughout the nine month periods (or since origination or acquisition if held for part of the nine month periods), gross interest income in the amounts of approximately $38,000 and $42,000 for nonaccrual loans and $21,000 and $20,000 for restructured loans would have been recorded for the nine months ended September 30, 1999 and 1998, respectively. Interest income on such loans that was actually collected and included in net income in the nine months ended September 30, 1999 and 1998 amounted to approximately $6,000 and $7,000, respectively, for nonaccrual loans (prior to their being placed on nonaccrual status) and $18,000 and $19,000, respectively, for restructured loans.

     A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The value of impaired loans is measured using either 1) an estimate of the cash flows that the Company expects to receive from the borrower discounted at the loan's original effective rate, or 2) in the case of a collateral-dependent loan, the estimated fair value of the collateral. While a loan is considered to be impaired, the Company's policy is that interest accrual is discontinued and all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off. Further cash receipts are recorded as interest income to the extent that any interest has been foregone.

    At September 30, 1999, December 31, 1998, and September 30, 1998 the recorded investment in loans considered to be impaired was $124,000, zero, and $29,000, respectively, all of which were on nonaccrual status. The related allowance for loan losses for these impaired loans was $19,000, zero, and $4,000, respectively. There were no impaired loans for which there was no related allowance. The average recorded investments in impaired loans during the nine month period ended September 30, 1999, the year ended December 31, 1998, and the nine months ended September 30, 1998 were approximately $83,000, $110,000, and $138,000, respectively. For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

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

     As of September 30, 1999, December 31, 1998 and September 30, 1998, the Company owned other real estate totaling approximately $855,000, $505,000, and $515,000, respectively, which consisted principally of several parcels of real estate. The increase in the level of other real estate owned at September 30, 1999 is primarily attributable to the reclassification of two bank branches that were closed during the year from premises and equipment to other real estate. The Company's management has reviewed recent appraisals of its other real estate and believes that their fair values, less estimated costs to sell, exceed their respective carrying values at the dates presented.

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

     The Company strives to maintain its loan portfolio in accordance with what management believes are conservative loan underwriting policies that result in loans specifically tailored to the needs of the Company's market areas. Every effort is made to identify and minimize the credit risks associated with such lending strategies. The Company has no foreign loans, few agricultural loans and does not engage in significant lease financing or highly leveraged transactions. Commercial loans are diversified among a variety of industries. The majority of the Company's real estate loans are primarily various personal and commercial loans where real estate provides additional security for the loan. Collateral for virtually all of these loans is located within the Company's principal market area.

     The provision for loan losses for the third quarter of 1999 was $205,000, $45,000 lower than the $250,000 recorded in the same quarter of 1998. The $665,000 provision for loan losses recorded for the nine months ended September 30, 1999 was $75,000 lower than the $740,000 recorded for the same nine months of 1998. The decreases for the periods presented are primarily due to lower loan growth experienced in 1999 compared to 1998. For the three months ended September 30, 1999, net loans outstanding increased by $12.8 million, compared to growth of $16.6 million experienced in the third quarter of 1998. For the nine months ended September 30, 1999, loan growth amounted to $42.2 million, compared to $64.8 million realized in the nine months ended September 30, 1998. There were no material changes in asset quality during the periods presented.

    At September 30, 1999, the allowance for loan losses amounted to $5,988,000, compared to $5,504,000 at December 31, 1998 and $5,391,000 at September 30, 1998. The allowance for loan losses was 1.49%, 1.54% and 1.56% of total loans as of September 30, 1999, December 31, 1998 and September 30, 1998, respectively.

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

                                                                  Nine Months        Year          Nine Months
                                                                     Ended           Ended            Ended
                                                                 September 30,    December 31,    September 30,
     ($ in thousands)                                                1999             1998            1998
                                                                  ---------         -------         -------
Loans outstanding at end of period                                $ 400,574         358,334         345,295
                                                                  =========         =======         =======
Average amount of loans outstanding                               $ 379,305         325,477         317,155
                                                                  =========         =======         =======

Allowance for loan losses, at
   beginning of year                                              $   5,504           4,779           4,779

Loans charged off:
   Commercial, financial and agricultural                               (53)            (92)            (35)
   Real estate - mortgage                                              (102)            (97)            (44)
   Installment loans to individuals                                    (117)           (245)           (166)
                                                                  ---------         -------         -------
       Total charge-offs                                               (272)           (434)           (245)
                                                                  ---------         -------         -------

Recoveries of loans previously charged-off
   Commercial, financial and agricultural                                15              51              21
   Real estate - mortgage                                                17              18              16
   Installment loans to individuals                                      59             100              80
                                                                  ---------         -------         -------
       Total recoveries                                                  91             169             117
                                                                  ---------         -------         -------

            Net charge-offs                                            (181)           (265)           (128)

Additions to the allowance charged to expense                           665             990             740
                                                                  ---------         -------         -------

Allowance for loan losses, at end of period                       $   5,988           5,504           5,391
                                                                  =========           =====           =====

Ratios:
   Net charge-offs (annualized) as a percent of average loans          0.06%           0.08%           0.05%
   Allowance for loan losses as a
         percent of  loans at end of period                            1.49%           1.54%           1.56%


LIQUIDITY

     The Company's liquidity is determined by its ability to convert assets to cash or acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. The Company's primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments. The Company's securities portfolio is comprised almost entirely of readily marketable securities which could also be sold to provide cash. In addition, the Bank has the ability, on a short-term basis, to purchase $15 million in federal funds from other financial institutions and has a $60 million line of credit with the Federal Home Loan Bank (the "FHLB") that can provide short or long term financing. In addition, during November 1999, the Company was granted a line of credit with the Federal Reserve Bank of Richmond in the amount of approximately $25 million. The Company has not historically had to rely on these sources of credit as a source of liquidity. Over the past 2-3 years, the Company's loan growth has outpaced its deposit growth, As a result, the Company has experienced an increase in its loan to deposit ratio, from 74.9% at December 31, 1996, to 77.7% at December 31, 1997, to 81.4% at December 31, 1998, to 87.8% at September 30, 1999. The
imbalance between loan and deposit growth has reduced the Company's liquidity sources. Since the third quarter of 1998, although the Company has not had any liquidity or funding difficulties, the Company has periodically made draws and repayments on a line of credit on an overnight basis to maintain liquidity ratios at internally targeted levels. At September 30, 1999, the Company had outstanding short-term borrowings totaling $30.0 million, while the average amount outstanding year to date was $5.8 million. The Company's management believes its liquidity sources are at an acceptable level and remain adequate to meet its operating needs.

     The Company has developed liquidity plans to address possible Year 2000 related cash needs. See Item 3 below for additional information.

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

     In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for classification as "well capitalized," which are presented with the minimum ratios and the Company's ratios at September 30, 1999, December 31, 1998, and September 30, 1998 in the table below.

     Although the Company has continually exceeded even the regulatory thresholds for "well capitalized" status, the Company's capital ratios steadily declined throughout 1997 and 1998 as a result of the strong growth the Company experienced. Since December 31, 1998, as a result of the slightly lower growth experienced, the Company's capital ratios have increased. Although the capital ratios at September 30, 1999 continue to be low compared to historical levels, the Company's Total Risk-Based Capital to Tier II Risk Adjusted Assets ratio of 10.81%, compared to the "well capitalized" threshold of 10.00%, is the only one of the three regulatory ratios that is within 200 basis points of falling below the "well capitalized" threshold. The Company has action plans in place to improve any ratio that falls below the "well capitalized" threshold.

     As of September 30, 1999, December 31, 1998 and September 30, 1998, the Company was in compliance with all existing regulatory capital requirements, as summarized in the following table:

                                                                   September 30,          December 31,          September 30,
     ($ in thousands)                                                  1999                   1998                  1998
                                                                    ---------                -------               -------
    Risk-Based and Leverage Capital
     Tier I capital:
          Common shareholders' equity                               $  42,880                 40,494                39,633
          Intangible assets                                           (5,366)                (5,843)               (5,995)
          Unrealized loss (gain) on securities
               available for sale, net of taxes                           813                   (37)                 (222)
                                                                    ---------                -------               -------
                    Total Tier I leverage capital                      38,327                 34,614                33,416
                                                                    ---------                -------               -------

     Tier II capital:
          Allowable allowance for loan losses                           4,942                  4,493                 4,178
                                                                    ---------                -------               -------
                    Tier II capital additions                           4,942                  4,493                 4,178
                                                                    ---------                -------               -------
     Total risk-based capital                                       $  43,269                 39,107                37,594
                                                                    =========                 ======                ======

     Risk adjusted assets                                           $ 399,875                365,288               340,425
     Tier I risk-adjusted assets
        (includes Tier I capital adjustments)                         395,322                359,408               334,208
     Tier II risk-adjusted assets
        (includes Tiers I and II capital adjustments)                 400,264                363,901               338,386
     Quarterly average total assets                                   510,346                475,698               456,878
     Adjusted quarterly average total assets
        (includes Tier I capital adjustments)                         505,793                469,818               450,661

     Risk-based capital ratios:
        Tier I capital to Tier I risk adjusted assets                   9.70%                  9.63%                10.00%
        Minimum required Tier I capital                                 4.00%                  4.00%                 4.00%
        Threshold for well-capitalized status                           6.00%                  6.00%                 6.00%

        Total risk-based capital to
              Tier II risk-adjusted assets                             10.81%                 10.75%                11.11%
        Minimum required total risk-based capital                       8.00%                  8.00%                 8.00%
        Threshold for well-capitalized status                          10.00%                 10.00%                10.00%

     Leverage capital ratios:
        Tier I leverage capital to
            adjusted fourth quarter average assets                      7.58%                  7.37%                 7.41%
        Minimum required Tier I leverage capital                        4.00%                  4.00%                 4.00%
        Threshold for well-capitalized status                           5.00%                  5.00%                 5.00%


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

     The next phase for the Company under the plan was to complete a comprehensive testing of all known processes. Under the plan, processes were initially tested on a stand-alone basis and then they were tested on an integrated basis with other processes. Testing of the Company's processes on a stand-alone basis, as well as on an integrated basis, has been successfully completed. The most significant phase of testing was the testing of the Company's core software applications. Upgrades of the core software applications currently used by the Company were received from the software vendor in September 1998 and were represented to be Year 2000 compliant by the vendor. These applications were successfully loaded onto the Company's hardware system in July 1998 and Year 2000 testing began in September 1998. The testing of the core applications revealed no Year 2000 problems.

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

     In the Company's 1998 Form 10-K, the Company's projected total costs to address the Year 2000 Issue to be approximately $100,000. Based on ongoing evaluations of the Company's current Year 2000 status, it is management's current belief that total Year 2000 costs will be approximately $125,000, which are being expensed as they occur. The increase in the estimated total expense is attributable to additional projected expenses associated with customer education and certain precautionary measures the Company is planning to take.

     A total of $91,000 has been recorded in 1998 and thus far in 1999 related to the Year 2000 Issue. In 1998, the Company expensed approximately $32,000 in Year 2000 Issue related costs, $20,000 of which was expensed in the third quarter of 1998 and $12,000 which was expensed in the fourth quarter of 1998. In 1999, the Company has expensed a total of $59,000 in Year 2000 Issue related costs, of which $21,000 was recorded in the third quarter, $12,000 in the second quarter, and $26,000 in the first quarter. The estimated and actual Year 2000 costs include only direct external costs associated with Year 2000 readiness, and do not include any amounts attributable to the significant time that management and the staff of the Company has spent planning, preparing and testing for Year 2000 readiness. Although funding of the Year 2000 project costs will continue to come from normal operating cash flow, the external expenses associated with the Year 2000 Issue are directly reducing otherwise reported net income for the Company.

     Management of the Company believes that the potential effects on the Company's internal operations of the Year 2000 Issue have been addressed and that the Company will not experience any significant Year 2000 related problems. However, it is possible that unforeseen circumstances related to the Year 2000 Issue could arise and disrupt normal business operations. The most reasonably likely worst case Year 2000 scenarios foreseeable at this time would include the Company temporarily not being able to process, in some combination, various types of customer transactions. This could affect the ability of the Company to, among other things, originate new loans, post loan payments, accept deposits or allow immediate withdrawals, and, depending on the amount of time such a scenario lasted, could have a material adverse effect on the Company. In the event that unforeseen circumstances do occur, the Company has developed a contingency plan that would allow for limited transactions, including the ability to make certain deposit withdrawals, until the Year 2000 problems are remediated. The contingency plan has been successfully tested. See also the discussion of plans to increase liquidity in anticipation of potential withdraws late in 1999 due to customers' Year 2000 concerns in Item 3 below.

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

     As of September 30, 1999, the Company had approximately $157 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at September 30, 1999 subject to interest rate changes within one year are deposits totaling $160.8 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators. Thus, the Company believes that near term net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates. In fact, as discussed in the following paragraphs, management believes the opposite to be true, that the recent short-term effects of a rising interest rate environment have had a positive impact on the Company's net interest income and that the near term effects of a decrease in rates would generally have a negative effect on net interest income. The Company has relatively little long-term interest rate exposure, with approximately 84% of interest-earning assets subject to repricing within five years and all interest-bearing liabilities subject to repricing within five years.

     The third quarter of 1999 marked the second consecutive quarter that the Company experienced an increase in net interest margin. The net interest margin for the third quarter of 1999 was 5.16%, which was 12 basis points higher than the 5.04% net interest margin realized in the second quarter of 1999. The Company reported a net interest margin of 4.97% in the first quarter of 1999, 5.03% in the fourth quarter of 1998, 5.14% in the third quarter of 1998, 5.30% in the second quarter of 1998 and 5.55% in the first quarter of 1998. In the third quarter of 1999, the prime rate of interest increased a total of 50 basis points. The effect of the 50 basis point increase on the Company was that the Company's variable rate assets, primarily its $172 million in adjustable rate loans, adjusted upward in accordance with the loans' contractual terms, while the Company was able to maintain a static average rate paid on deposits.

     The increase in the net interest margin in the second quarter of 1999 compared to the first quarter of 1999 was primarily due to a lower average rate paid on interest bearing deposits during the quarter; the Company's yield on average earning assets remained virtually unchanged when comparing the second quarter of 1999 to the first quarter of 1999, while the average rate paid on interest bearing deposits decreased ten basis points. This decrease in rate was caused primarily by the repricing of the Company's time deposits. At the end of the third quarter of 1998, when changes in the prime rate began to occur, the Company was more liability sensitive in the "over 3 to 12 month" horizon than in the "3 months or less" horizon due to the Company having a significant portion of its time deposits with a maturity between four and twelve months. The effect of the 1998 decrease in the prime rate was that the Company's variable rate assets, primarily the adjustable rate loan portfolio, initially adjusted downward faster and by a higher percentage than the Company's variable rate liabilities. In 1999, as the effects of the 1998 fourth quarter drop in the prime rate continued to manifest, the Company had more liabilities, primarily time deposits, that it was able to reprice at the lower prime-adjusted rate than assets.

     Over the past five quarters, the Company's net interest margin has not varied from one quarter to the next by more than 16 basis points and the highest net interest margin over those five quarters is within 20 basis points of the lowest net interest margin over the same time frame. Under normal circumstances, management of the Company believes that the Company's net interest margin would continue to remain relatively stable. However, management expects that the net interest margin in the fourth quarter of 1999 will decrease by at least 20 basis points, primarily as a result of the effects of Year 2000 liquidity planning. Although the Company continues an aggressive campaign to inform its customers of its Year 2000 readiness, the Company recognizes that there will be a portion of its customers that will withdraw money prior to January 1, 2000. In anticipation of this event, during the fourth quarter of 1999, the Company will execute a plan to ensure that it can meet the cash demands of its customers. The Company plans to have substantially more cash and cash equivalents available than normal to meet the cash requests of its customers in any reasonably foreseeable scenario. This plan includes the Company maintaining more of its cash in very liquid, but lower earning, overnight investments, as well as systematically drawing, and thus paying interest, on its available lines of credit. The Company is not entering into any long-term borrowing arrangements to meet Year 2000 demands and expects customers to redeposit most amounts withdrawn shortly after January 1, 2000. Thus management believes that the direct effects of the cash planning for the Year 2000 Issue on the net interest margin should be isolated to the fourth quarter of 1999.

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

                                             Expected Maturities of Market Sensitive
                            ---------------------------------------------------------------------------
                                             Instruments Held at September 30, 1999

                                                                                                           Average     Estimated
                                                                                                          Interest       Fair
($ in thousands)            1 Year      2 Years    3 Years     4 Years    5 Years     Beyond     Total     Rate (1)      Value
----------------            ------      -------    -------     -------    -------     ------     -----     --------      -----
Debt securities- at
   amortized cost (2)      $ 13,396     11,088       7,954      5,248      14,675     18,690     71,051      6.29%     $ 70,233
Loans - fixed (3)            40,228     25,587      30,440     42,952      50,300     38,385    227,892      8.67%      227,747
Loans - adjustable (3)       86,535     17,779      15,799     16,412      19,758     15,864    172,147      8.80%      172,147
                           --------     ------       -----      -----       -----     ------    -------               ---------
 Total                     $140,159     54,454      54,193     64,612      84,733     72,939    471,090      8.36%    $ 470,127
                           ========     ======       =====      =====       =====     ======    =======      ====     =========
Savings, NOW, and
   money market
   deposits                $160,751          -           -          -           -          -    160,751      2.02%     $160,751
Time deposits               207,707     20,672       4,390      2,783       2,174          -    237,726      5.04%      237,914
Short-term borrowings        30,000          -           -          -           -          -     30,000      5.45%       30,000
                           --------     ------       -----      -----       -----    -------    -------               ---------
  Total                    $398,458     20,672       4,390      2,783       2,174          -    428,477      3.94%    $ 428,665
                           ========     ======       =====      =====       =====    =======    =======      ====     =========

(1) Tax-exempt securities are reflected at a tax-equivalent basis using a 34% tax rate.
(2) Callable securities with above market interest rates at September 30, 1999 are assumed to mature at their call date for purposes of this table.
(3) Excludes nonaccrual loans and allowance for loan losses.

     The Company's interest earning assets have an estimated fair value that is slightly less than their carrying value. This is primarily attributable to the Company's securities portfolio which has decreased in value due to the higher interest rate environment. Due to the short term nature of the Company's liabilities, the estimated fair value of the Company's interest bearing liabilities is materially the same as its carrying value.

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

FORWARD LOOKING STATEMENTS

     The discussion in Part 1 of this report contains statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," or other statements concerning opinions or judgment of the Company and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers, actions of government regulators, the level of market interest rates, and general economic conditions, as well as the factors identified in the last paragraph of the section above entitled "Update on Year 2000."

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

3.a.iii    Copy of the  amendment  to Articles of  Incorporation  - adding a new
           Article X was filed as Exhibit 3.a.iii to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated by reference.

3.a.iv. Copy of the amendment to Article IV of the Articles of Incorporation was filed as Exhibit 3.a.iv to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated by reference.

3.b.i Copy of the Bylaws of the Registrant and amendments thereto, was filed as Exhibit 3(b) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference.

4 Form of Common Stock Certificate was filed as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated by reference.

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

10.f First Bancorp Employees' Pension Plan, as amended on August 16, 1994, was filed as Exhibit 10(g) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference. (*)

10.g First Bancorp Senior Management Supplemental Executive Retirement Plan dated May 31, 1993, was filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and is incorporated herein by reference. (*)

10.h First Bancorp Senior Management Split-Dollar Life Insurance Agreements between the Company and the Executive Officers, as amended on December 22, 1994, was filed as Exhibit 10(i) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference. (*)

10.i First Bancorp 1994 Stock Option Plan was filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994, and is incorporated herein by reference. (*)

10.j Severance Agreement between the Company and Patrick A. Meisky dated December 29, 1995 was filed as Exhibit 10(o) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and is incorporated by reference. (*)

10.k Amendment to the First Bancorp Savings Plus and Profit Sharing Plan (401(k) savings incentive plan and trust), dated December 17, 1996, was filed as Exhibit 10(m) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and is incorporated herein by reference. (*)

10.l First Amendment to the First Bancorp Senior Management Executive Retirement Plan dated April 21, 1998 was filed as Exhibit 10.(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is incorporated herein by reference. (*)

10.m Employment Agreement between the Company and James H. Garner dated August 17, 1998 was filed as Exhibit 10(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference. (*)

10.n Employment Agreement between the Company and Anna G. Hollers dated August 17, 1998 was filed as Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference. (*)

10.o Employment Agreement between the Company and Teresa C. Nixon dated August 17, 1998 was filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference. (*)

10.p Employment Agreement between the Company and Eric P. Credle dated August 17, 1998 was filed as Exhibit 10.p to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is incorporated herein by reference. (*)

10.q Amendments 1 and 2 to the Company's 1994 Stock Option Plan was filed as Exhibit 10.q to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated by reference. (*)

21 List of Subsidiaries of Registrant was filed as Exhibit 21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated by reference.

27          Financial Data Schedule pursuant to Article 9 of Regulation S-X.

 (b) There were no reports filed on Form 8-K during the three months ended September 30, 1999.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 FIRST BANCORP

                  November 12, 1999              BY:   /s/James H. Garner
                                                       ------------------
                                                       James H. Garner
                                                           President
                                                 (Principal Executive Officer),
                                                    Treasurer and Director

                  November 12, 1999              BY:   /s/Anna G. Hollers
                                                       ------------------
                                                       Anna G. Hollers
                                                   Executive Vice President
                                                         and Secretary

                  November 12, 1999              BY:   /s/Eric P. Credle
                                                       -----------------
                                                       Eric P. Credle
                                                     Senior Vice President
                                                 and Chief Financial Officer

                          EXHIBIT CROSS REFERENCE INDEX

   Exhibit                                                               Page(s)
   -------                                                               -------

     3.a.i     Copy of Articles of Incorporation of the Registrant           *

     3.a.ii    Copy of the amendment to Articles of Incorporation            *

     3.a.iii   Copy of the amendment to Articles of Incorporation -
               adding a new Article Ten                                      *

     3.a.iv.   Copy of the amendment to Article IV of the Articles
               of Incorporation                                              *

     3.b.i     Copy of the Bylaws of the Registrant                          *

     4         Form of Common Stock Certificate                              *

     10.a      Data processing Agreement by and between Bank of
               Montgomery (First Bank) and Montgomery Data Services, Inc.    *

     10.b      First Bank Salary and Incentive Plan, as amended              *

     10.c      First Bancorp Savings Plus and Profit Sharing Plan
              (401(k)  savings incentive planand trust), as amended          *

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

     10.m      Employment Agreement between the Company and James H. Garner  *

     10.n      Employment Agreement between the Company and Anna G. Hollers  *

     10.o      Employment Agreement between the Company and Teresa C. Nixon  *

     10.p      Employment Agreement between the Company and Eric P. Credle   *

     10. q     Amendments 1 and 2 to the Company's 1994 Stock Option Plan    *

     21        List of Subsidiaries of Registrant                            *

     27        Financial Data Schedule pursuant to Article 9 of Regulation
               S-X for the three months ended September 30, 1999
               (SEC copy only)                                               31

               * Incorporated herein by reference.