Form 10-K
period 1999-12-31
FIRST BANCORP /NC/
filed 2000-03-29
CIK 811589

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                         Commission File Number 0-15572

                                  FIRST BANCORP
                      ------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           North Carolina                            56-1421916
--------------------------------------------------------------------------------
       (State of Incorporation)          (I.R.S. Employer Identification Number)

     341 North Main Street, Troy, North Carolina               27371-0508
--------------------------------------------------------------------------------
      (Address of Principal Executive Offices)                 (Zip Code)

 Registrant's telephone number, including area code           (910) 576-6171
                                                        ----------------------

        Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                              (Title of each class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] YES [ ] NO

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [ ]

         The aggregate market value of the voting stock, Common Stock, no par value, held by non-affiliates of the registrant, based on the average bid and asked prices of the Common Stock on February 29, 2000 as reported on the NASDAQ National Market System, was approximately $47,959,296. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of the Registrant's Common Stock outstanding on February 29, 2000 was 4,534,666.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into
Part III.
================================================================================

                                          CROSS REFERENCE INDEX

                                                                                         Begins on
                                                                                          Page (s)
                                                                                          --------
PART I            Business:
     Item I       General Description                                                        4
                  Statistical Information
                    Net Interest Income                                                    13, 32
                    Average Balances and Net Interest Income Analysis                      13, 32
                    Volume and Rate Variance Analysis                                      13, 33
                    Provision for Loan Losses                                              15, 38
                    Noninterest Income                                                     15, 33
                    Noninterest Expenses                                                   16, 33
                    Income Taxes                                                           17, 34
                    Distribution of Assets and Liabilities                                 17, 34
                    Securities Portfolio Composition and Maturities                        18, 34
                    Loans                                                                  19, 36
                    Nonperforming Assets                                                   20, 37
                    Allowance for Loan Losses and Loan Loss Experience                     21, 37
                    Deposits                                                               22, 38
                    Borrowings                                                               24
                    Interest Rate Risk (Including Quantitative
                           and Qualitative Disclosures About Market Risk)                  24, 39
                    Off-Balance Sheet Risk                                                   26
                    Return on Assets and Equity                                            27, 40
                    Liquidity                                                                27
                    Capital Resources, Components and Ratios                               27, 41
                    Y2K Issue                                                                29
                    Inflation                                                                29
                    Current accounting matters                                               29
                    Forward-Looking Statements                                               29
     Item 2       Properties                                                                 10
     Item 3       Legal Proceedings                                                          10
     Item 4       Submission of Matters to a Vote of Shareholders                            11

PART II
     Item 5       Market for the Registrant's Common Stock and Related
                      Shareholder Matters                                                    11
     Item 6       Selected Financial Data                                                  11, 31
     Item 7       Management's Discussion and Analysis of Results of
                      Operations and Financial Condition                                     11
     Item 7A      Quantitative and Qualitative Disclosures About Market Risk                 24
     Item 8       Financial Statements and Supplementary Data:
                  Consolidated Balance Sheets as of December 31, 1999 and 1998               43
                  Consolidated Statements of Income for each of the years in the
                      three-year period ended December 31, 1999                              44
                  Consolidated Statements of Comprehensive Income for each of the
                      years in the three-year period ended December 31, 1999                 45
                  Consolidated Statements of Shareholders' Equity for each of the years
                      in the three-year period ended December 31, 1999                       46
                  Consolidated Statements of Cash Flows for each of the years
                      in the three-year period ended December 31, 1999                       47

                  Notes to Consolidated Financial Statements                                 48
                  Independent Auditors' Report                                               68
                  Selected Consolidated Financial Data                                       31
                  Quarterly Financial Summary                                                42
     Item 9       Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosures                                             69

PART III
     Item 10      Directors and Executive Officers of the Registrant; Compliance
                      with Section 16 (a) of the Exchange Act                                69*
     Item 11      Executive Compensation                                                     69*
     Item 12      Security Ownership of Certain Beneficial Owners and Management             69*
     Item 13      Certain Relationships and Related Transactions                             69*

PART IV
     Item 14      Exhibits, Financial Statement Schedules and Reports of Form 8-K            69

SIGNATURES                                                                                   73

* Information called for by Part III (Items 10 through 13) is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with Securities and Exchange Commission.

PART I

Item 1.  Business

General Description

The Company

     First Bancorp (the "Company") is a one-bank holding company. The principal activity of the Company is the ownership and operation of First Bank (the "Bank"), a state chartered bank with its main office in Troy, North Carolina. The Company also owns and operates two nonbank subsidiaries, Montgomery Data Services, Inc. ("Montgomery Data"), a data processing company, and First Bancorp Financial Services, Inc. ("First Bancorp Financial"), which currently owns and operates various real estate. The Bank has two wholly-owned subsidiaries, First Bank Insurance Services, Inc. and First Troy Realty Corporation. First Bank Insurance Services, Inc. ("First Bank Insurance"), formerly an insurance agency, was acquired in 1994 in connection with the Company's acquisition of Central State Bank - see below. On December 29, 1995, the insurance agency operations of First Bank Insurance were divested. From December 1995 until October 1999, First Bank Insurance was an inactive subsidiary of the Bank. In October 1999, First Bank Insurance began operations again as a provider of non-FDIC insured investments and insurance products. First Troy Realty Corporation ("First Troy") was incorporated on May 12, 1999 as a subsidiary of the Bank. First Troy allows the Bank to centrally manage a portion of its residential, mortgage, and commercial real estate loan portfolio.

     The Company was incorporated in North Carolina on December 8, 1983, as Montgomery Bancorp, for the purpose of acquiring 100% of the outstanding common stock of the Bank through stock-for-stock exchanges. On December 31, 1986, the Company changed its name to First Bancorp to conform its name to the name of the Bank, which had changed its name from Bank of Montgomery to First Bank in 1985.

     The Bank was organized in 1934 and began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated. With its 1995 acquisition of the Laurinburg and Rockingham offices of First Scotland Bank and its 1994 acquisition of Central State Bank , High Point, North Carolina, the Bank operates in a 14 county area centered in Troy, North Carolina. Troy, population 3,400, is located in the center of Montgomery County, approximately 60 miles east of Charlotte, 50 miles south of Greensboro, and 80 miles southwest of Raleigh. The Bank conducts business from 34 branches located within an 80-mile radius of Troy, covering a geographical area from Maxton to the southeast, to High Point to the north, Kannapolis to the west, and Lillington to the east. Ranked by assets, the Bank was the 16th largest bank in North Carolina as of December 31, 1999, according to the North Carolina Office of the Commissioner of Banks.

     The Bank has three de novo branches scheduled to open in 2000. The Bank plans to open branches in March or April of 2000 in Pittsboro, Chatham County, North Carolina and Salisbury, Rowan County, North Carolina. The Bank plans to open a branch in Apex, Wake County, North Carolina in the fall of 2000.

     The Bank provides a full range of banking services, including the accepting of demand and time deposits, the making of secured and unsecured loans to individuals and businesses, and the offering of credit cards and debit cards. In 1999, as in recent prior years, the Bank accounted for substantially all of the Company's consolidated net income.

     The Company's principal executive offices are located at 341 North Main Street, Troy, North Carolina 27371-0508, and its telephone number is (910) 576-6171. Unless the context otherwise requires, references to the "Company" in this annual report on Form 10-K shall mean collectively First Bancorp and its subsidiaries.

General Business

     The Bank engages in a full range of banking activities, providing such services as checking, savings, NOW and money market accounts and other time deposits of various types; loans for business, agriculture, real estate, personal uses, home improvement and automobiles; credit cards; debit cards; letters of credit; IRA's; safe deposit box rentals; bank money orders; and electronic funds transfer services, including wire transfers, automated teller machines, and bank-by-phone capabilities. Because the majority of the Bank's customers are individuals and small to medium-sized businesses located in the counties it serves, deposits and loans are well diversified. There are no seasonal factors that tend to have any material effect on the Bank's business, and the Bank does not rely on foreign sources of funds or income.

     First Bank Insurance was an inactive subsidiary of the Bank from December 1995 until October 1999. Beginning in October 1999, First Bank Insurance began offering non-FDIC insured investment and insurance products, including mutual funds, annuities, long-term care insurance, life insurance, and company retirement plans, as well as financial planning services. First Bank Insurance collects commissions for the services it provides. Commissions earned during October to December 1999 were less than $10,000. The line item entitled "Commissions from sales of insurance" in Table 4 and in the Consolidated Statements of Income is primarily comprised of commissions from the Bank's sale of credit life insurance associated with loans it originates.

         Montgomery Data's primary business is to provide electronic data processing services for the Bank, which accounted for approximately 97% of its data processing revenue in 1999 compared to 99% of its data processing revenues in 1998 and 82% in 1997. Ownership and operation of Montgomery Data allows the Company to do all of its electronic data processing without paying fees for such services to an independent provider. Maintaining its own data processing system also allows the Company to adapt the system to its individual needs and to the services and products it offers. Although not a significant source of income, Montgomery Data has historically made its excess data processing capabilities available to area financial institutions for a fee. The Company had one nonaffiliated customer in 1996 and for the first eleven months of 1997, at which time the customer terminated its contract as a result of being acquired by another institution and paid an early termination fee. The Company did not have any nonaffiliated customers from December 1997 to December 1998. In December 1998, a contract was signed to provide data processing for a nearby start-up bank. This customer contributed approximately $40,000 in fees during 1999. In March 1999, Montgomery Data was contracted to perform limited item processing services for another de novo bank in the area at an annual rate that is currently approximately $12,000.

     First Bancorp Financial was organized under the name of First Recovery in September of 1988 for the purpose of providing a back-up data processing site for Montgomery Data and other financial and non-financial clients. First
Recovery's back-up data processing operations were divested in 1994. First Bancorp Financial now owns and leases the First Recovery building. First Bancorp Financial periodically purchases parcels of real estate from the Bank that were acquired through foreclosure. The parcels purchased consist of real estate having various purposes. First Bancorp Financial actively pursues the sale of these properties.

     First Troy was incorporated on May 12, 1999 as a subsidiary of the Bank. First Troy allows the Bank to centrally manage a portion of its residential, mortgage, and commercial real estate loan portfolio. First Troy has elected to be treated as a real estate investment trust for tax purposes.

Territory Served and Competition

     The Company serves primarily the south central area of the Piedmont region of North Carolina, with offices in Anson, Cabarrus, Chatham, Davidson, Guilford, Harnett, Lee, Montgomery, Moore, Randolph, Richmond, Robeson, Scotland and Stanly counties. The Company's headquarters are located in Troy, Montgomery County. The Company's 34 branches and facilities are all located in small communities whose economies are based primarily on manufacturing and light industry. Although the Company's market is predominantly small communities and rural areas, the area is not dependent on agriculture. Textiles, furniture, mobile homes, electronics, plastic and metal fabrication, forest products, food products and cigarettes are among the leading manufacturing industries in the trade area. Leading producers of socks, hosiery and area rugs are located in Montgomery County. The Pinehurst area is a widely known golf resort and retirement area. The High Point area is widely known for its furniture market. Additionally, several of the communities served by the Company are "bedroom" communities serving Charlotte and Greensboro in addition to smaller cities such as Albermarle, Asheboro, High Point, Pinehurst and Sanford.

     The banking laws of North Carolina allow state-wide branching, and consequently commercial banking in the state is highly competitive. The Company competes in its various market areas with, among others, several large interstate bank holding companies that are headquartered in North Carolina. These large competitors have substantially greater resources than the Company, including broader geographic markets, higher lending limits and the ability to make greater use of large-scale advertising and promotions. A significant number of interstate banking acquisitions have taken place in the past decade, thus further increasing the size and financial resources of some of the Company's competitors, four of which are among the largest bank holding companies in the nation. See "Supervision and Regulation" below for a further discussion of regulations in the Company's industry that affect competition.

     The Company competes not only against banking organizations, but also against a wide range of financial service providers, including federally and state chartered savings and loan institutions, credit unions, investment and brokerage firms and small-loan or consumer finance companies. Competition among financial institutions of all types is virtually unlimited with respect to legal ability and authority to provide most financial services. However, the Company believes it has certain advantages over its competition in the areas it serves. The Company seeks to maintain a distinct local identity in each of the communities it serves and actively sponsors and participates in local civic affairs. Most lending and other customer-related business decisions can be made without delays often associated with larger systems. Additionally, employment of local managers and personnel in various offices and low turnover of personnel enable the Company to establish and maintain long-term relationships with individual and corporate customers.

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

Investment Policy and Procedures

     The Company has adopted an investment policy designed to optimize the Company's income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk objectives. Pursuant to this policy, the Company may invest in federal, state and municipal obligations, federal agency obligations, public housing authority bonds, industrial development revenue bonds, Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA") and Student Loan Marketing Association ("SLMA") securities. The policy also contains maximum amounts that the Company can invest in certain types of securities, including, at December
31, 1999, a maximum of $30 million that can be invested in certain collateralized mortgage obligations and mortgage-backed securities. The Company's investments must be rated at least BAA by Moody's or BBB by Standard and Poor's. Securities rated below A are periodically reviewed for creditworthiness. The Company may purchase non-rated municipal bonds only if such bonds are in the Company's general market area and determined by the Company to have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if they are judged to possess a high degree of credit soundness to assure reasonably prompt sale at a fair value.

     The Company's investment officers implement the investment policy, monitor the investment portfolio, recommend portfolio strategies, and report to the Company's investment committee. Reports of all purchases, sales, net profits or losses and market appreciation or depreciation of the bond portfolio are reviewed by the Company's board of directors each month. Once a quarter, the Company's interest rate risk exposure is monitored by the board of directors. Once a year, the written investment policy is reviewed by the board of directors and the Company's portfolio is compared with the portfolios of other companies of comparable size.

     All of the Company's securities are kept in safekeeping accounts at correspondent banks.

Recent Acquisitions

     As part of its operations, the Company regularly evaluates the potential acquisition of or merger with, and holds discussions with, various financial institutions.

     On December 16, 1999, in a joint press release, First Bancorp and First Savings Bancorp, Inc. (First Savings) announced the signing of a definitive merger agreement, the basic terms of which call for the Company to issue 1.2468 shares of its stock in exchange for each share of First Savings stock. First Savings is a savings institution headquartered in Southern Pines, North Carolina with six offices and $330 million in total assets as of December 31, 1999. As of the same date, First Savings had $224 million in loans and $232 million in deposits. The merger is expected to be consummated in the second quarter of 2000.

     On November 14, 1997, the Bank acquired a First Union National Bank branch located in Lillington, North Carolina. Real and personal property acquired totaled approximately $237,000 and deposits assumed totaled approximately $14,345,000. No loans were included in the purchase.

     On December 15, 1995, the Bank completed a cash acquisition of the Laurinburg and Rockingham branch offices of First Scotland Bank. As of December 15, 1995, assets acquired were approximately $15.8 million. The acquisition included earning assets of approximately $14.2 million, of which approximately $8.9 million were loans. Deposit liabilities assumed were approximately $15 million.

     On August 25, 1994, the Company completed a cash acquisition of Central State Bank in High Point, North Carolina. Central State, a North Carolina state-chartered commercial bank, had approximately $35 million in assets at the time of the acquisition, with earning assets of approximately $32 million,
including   approximately   $27
million in loans. Central State also had approximately $32 million in deposits at the time of the merger.

Employees

     As of December 31, 1999, the Company had 254 full-time and 49 part-time employees. The Company is not a party to any collective bargaining agreements and considers its employee relations to be good.

Supervision and Regulation

         As a bank holding company, the Company is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System and the North Carolina Office of the Commissioner of Banks. The Bank is subject to supervision and examination by the Federal Deposit Insurance Corporation and the North Carolina Office of the Commissioner of Banks. See also note 14 to the consolidated financial statements.

Supervision and Regulation of the Company

     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is required to register as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or "FRB"). The Company also is regulated by the North Carolina Office of the Commissioner of Banks (the "Commissioner") under the Bank Holding Company Act of 1984.

     A bank holding company is required to file with the Federal Reserve Board quarterly reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to making certain acquisitions of other institutions or voting securities. The Commissioner is empowered to regulate certain acquisitions of North Carolina banks and bank holding companies, issue cease and desist orders for violations of North Carolina banking laws, and promulgate rules necessary to effectuate the purposes of the Bank Holding Company Act of 1984.

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

     On November 12, 1999, President Clinton signed into law legislation that allows bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. This Act makes significant changes in U.S. banking law, principally by repealing certain restrictive provisions of the 1933 Glass-Steagall Act. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under Section 4(c)(8) of the Holding Company Act. The Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

     National and state banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve Board, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national or state bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from the bank's capital outstanding investments in financial subsidiaries).

     The Act also contains a number of other provisions that will affect the Company's operations and the operations of all financial institutions. One of the new provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that will limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations will likely require more disclosure to consumers, and in some circumstances, will require consent by the consumer before information is allowed to be provided to a third party.

     At the present time, the Company does not anticipate applying for status as a financial holding company under the Act. At this time, no predictions can be made regarding the impact the Act may have upon the Company's financial condition or results of operations.

     The United States Congress and the North Carolina General Assembly have periodically considered and adopted legislation that has resulted in, and could result in further, deregulation of both banks and other financial institutions. Such legislation could modify or eliminate geographic restrictions on banks and bank holding companies and current restrictions on the ability of banks to engage in certain nonbanking activities. For example, the Riegle-Neal Interstate Banking Act, which was enacted several years ago, allows expansion of interstate acquisitions by bank holding companies and banks. This and other legislative and regulatory changes have increased the ability of financial institutions to expand the scope of their operations, both in terms of services offered and geographic coverage. Such legislative changes could place the Company in more direct competition with other financial institutions, including mutual funds, securities brokerage firms, insurance companies, and investment banking firms. The effect of any such legislation on the business of the Company cannot be predicted. The Company cannot predict what other legislation might be enacted or what other regulations might be adopted or, if enacted or adopted, the effect thereof on the Company's business.

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

Item 2.   Properties

         The main offices of the Company, the Bank and First Bancorp Financial are located in a three-story building in the central business district of Troy, North Carolina. The building houses administrative, training and bank teller facilities. The Bank's Operations Division, including customer accounting functions, offices and operations of Montgomery Data, and offices for loan operations, are housed in a one-story steel frame building approximately one-half mile west of the main office. The Company operates 34 branches and facilities, including the main office, in the trade area as follows: Troy - main office and one additional full service branch and one teller-window facility; Albemarle, Asheboro, and Sanford - two full service branches in each; Pinehurst
- one full service branch and one teller-window facility; Aberdeen, Angier, Archdale, Biscoe, Bennett, Candor, Denton, High Point, Kannapolis, Laurel Hill, Laurinburg, Lillington, Locust, Maxton, Pinebluff, Polkton, Richfield, Robbins, Rockingham, Seagrove, Seven Lakes, Southern Pines, and Vass - one full service branch in each. The Company owns all its premises except eight branch offices for which the land and buildings are leased and one branch office for which the land is leased but the building is owned. There are no other options to purchase or lease additional properties. The Company considers its facilities adequate to meet current needs.

Item 3.    Legal Proceedings

     Various legal proceedings may arise in the ordinary course of business and may be pending or threatened against the Company and/or its subsidiaries. The Company is not involved in any pending legal proceedings that management believes could have a material effect on the consolidated financial position of the Company.

Item 4.    Submission of Matters to a Vote of Shareholders

     No matters were submitted to the shareholders during the fourth quarter of 1999.

PART II

Item 5.    Market for the Registrant's Common Stock and Related Shareholder
           Matters

     The Company's common stock trades on the NASDAQ National Market System of The NASDAQ Stock Market under the symbol FBNC. Tables 1 and 21, included in "Management's Discussion and Analysis" below, set forth the high and low market prices of the Company's common stock as traded by the brokerage firms that maintain a market in the Company's common stock and the dividends declared for the periods indicated. All per share amounts have been restated from their originally reported amount to reflect the three-for-two stock split distributed in September 1999 and the two-for-one stock split that was distributed in September 1996. See "Business - Supervision and Regulation" and note 14 to the consolidated financial statements for a discussion of regulatory restrictions on the payment of dividends. As of February 29, 2000, there were approximately 1,000 shareholders of record and an estimated 800 shareholders whose stock is held in "street name."

Item 6.    Selected Financial Data

     Table 1 on page 31 sets forth selected financial data about the Company.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Management's discussion and analysis is intended to assist readers in understanding the Company's results of operations and changes in financial position for the past three years. This review should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 43 of this report and the supplemental financial data contained in Tables 1 through 21 included with this discussion and analysis. All per share amounts have been restated to reflect the three-for-two stock split distributed on September 13, 1999 to shareholders of record on August 30, 1999 and the two-for-one stock split distributed on September 13, 1996 to shareholders of record on August 30, 1996.

Mergers and Acquisitions

         On December 16, 1999, in a joint press release, First Bancorp and First Savings Bancorp, Inc. (First Savings) announced the signing of a definitive merger agreement, the basic terms of which call for the Company to issue 1.2468 shares of its stock in exchange for each share of First Savings stock. First Savings is a savings institution headquartered in Southern Pines, North Carolina with six offices and $330 million in total assets as of December 31, 1999. As of the same date, First Savings had $224 million in loans and $232 million in deposits. The merger is expected to be consummated in the second quarter of 2000.

     On November  14,  1997,  First Bank  acquired a First Union  National  Bank
branch  located  in  Lillington,   North  Carolina.   Deposits  assumed  totaled
approximately $14,345,000. No loans were included in the purchase.

     In the fourth quarter of 1995, First Bank completed a cash acquisition of the Laurinburg and Rockingham branch offices of First Scotland Bank. Assets acquired were approximately $15.8 million including earning assets of approximately $14.2 million, of which approximately $8.9 million were loans. Deposit liabilities assumed were approximately $15 million.

     During the third quarter of 1994, the Company completed a cash acquisition of Central State Bank in High Point, North Carolina. Central State had approximately $35 million in assets with earning assets of approximately $32 million, including approximately $27 million in loans. Central State also had approximately $32 million in deposits.

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

Overview - 1999 Compared to 1998

     Net income for the year ended December 31, 1999 was a record $6,619,000, a 16.5% increase over the $5,683,000 reported for 1998. The 1999 net income amounted to basic earnings per share of $1.46, a 16.8% increase over the $1.25 basic earnings per share in 1998. Diluted earnings per share for 1999 amounted to $1.43, a 17.2% increase from the $1.22 reported for 1998.

     The increase in earnings is primarily a result of the strong recent growth the Company has experienced in its loan and deposit bases. In 1999, loans grew by 17.0% and deposits grew by 9.0%. Additionally since January 1, 1998, the Company's loans have grown by a total of 49.4% and deposits have increased by 32.9%. The effect of recognizing the net interest income on a full twelve months of the 1998 loan and deposit growth, as well as the incremental impact of the 1999 growth resulted in an increase in net interest income of 11.9% in 1999 compared to 1998. Partially offsetting the effects of the loan and deposit growth on net interest income was a decrease in the Company's net interest margin from 5.24% in 1998 to 5.01% in 1999.

     Because the Company's asset quality remained sound in 1999, and due to the lower loan growth experienced in 1999 compared to 1998, the Company's provision for loan losses of $910,000 in 1999 was slightly less than the $990,000 provision recorded in 1998.

     The strong growth in the Company's loan and deposit bases has also driven the Company's increase in noninterest income by providing access to more customers to whom the Company can provide fee based services. In 1999, total noninterest income increased 10.0% from $4,656,000 in 1998 to $5,121,000 in 1999. "Core" noninterest income, which excludes gains and losses from sales of securities, loans, and other assets, as well as nonrecurrring items, increased $677,000, or 15.4%, during 1999, from $4,405,000 in 1998 to $5,082,000 in 1999.
Noninterest income not defined as "core" amounted to $39,000 and $251,000 during 1999 and 1998, respectively, and is discussed in more detail below.

     Noninterest expenses increased $1,904,000, or 12.0%, from $15,912,000 in 1998 to $17,816,000 in 1999. These higher operating expenses were experienced in all areas of the Company's operations and are associated with the growth in the Company's branch network and customer base.

     The Company's income taxes increased 6.6% from $3,059,000 in 1998 to $3,260,000 in 1999. The Company's effective tax rate decreased in 1999 to 33.0% from 35.0% in 1998. The reduction in the effective tax rate is largely due to the favorable state tax treatment of the real estate investment trust (First
Troy).

Overview - 1998 Compared to 1997

     Net income for 1998 amounted to $5,683,000, a 13.4% increase over the $5,012,000 earned in 1997. The 1998 net income amounted to $1.25 basic earnings per share, a 12.6% increase over the $1.11 basic earnings per share in 1997. Earnings per share on a diluted basis amounted to $1.22 in 1998 compared to $1.08 in 1997, an increase of 13.0%. 1998 results included $227,000 (pretax) in gains from commercial loan sales, which had not been common from a historical perspective but were the type of gain that could occur again under certain circumstances (and did occur, though to a lesser extent, in 1999). 1997 results included $168,000 (pretax) in nonrecurring income related to the receipt of an early termination fee for a data processing contract.

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

     Also contributing to the growth in earnings was a 12.2% increase in the Company's noninterest income, which grew from $4,150,000 in 1997 to $4,656,000 in 1998, an increase of $506,000. Core noninterest income increased $387,000, or 9.6%, during 1998, from $4,018,000 in 1997 to $4,405,000 in 1998. Noninterest income not defined as "core" amounted to $251,000 and $132,000 during 1998 and 1997, respectively, and is discussed in more detail below.

     Noninterest expenses increased $1,824,000, or 12.9%, from $14,088,000 in 1997 to $15,912,000 in 1998. These higher operating expenses were experienced in all areas of the Company's operations and were associated with the growth in the Company's branch network and customer base.

Net Interest Income

     Net interest income on a taxable-equivalent basis amounted to $24,058,000 in 1999, $21,649,000 in 1998, and $18,808,000 in 1997.

     Table 2 analyzes net interest income on a taxable-equivalent basis. The Company's net interest income on a taxable-equivalent basis increased by 11.1% in 1999 and 15.1% in 1998. These increases in net interest income were primarily a result of increases in the amount of average loans and deposits outstanding when comparing 1999 to 1998 and 1998 to 1997. In 1999, the average amount of loans outstanding grew by 18.7%, while the average amount of deposits increased by 14.3%. In 1998, the average amount of loans outstanding increased 32.5% and the average amount of deposits outstanding increased 23.8%.

     The effects of the increases in average loans and deposits on taxable-equivalent net interest income in both 1999 and 1998 were partially offset by an overall narrowing of the Company's interest rate spread. The Company's net interest margin (net yield on average interest-earning assets) decreased 23 basis points to 5.01% in 1999 compared to 5.24% in 1998. 1998's yield of 5.24% was 41 basis points lower than the 5.65% margin realized in 1997. The Company's interest rate spread (the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities) also declined with a decrease of 16 basis points in 1999 to 4.41% from 4.57% in 1998. 1998's interest rate spread of 4.57% was 39 basis points lower than the 4.96% realized in 1997. Part of the reason for the Company's narrowing net interest margin in 1999 was due to the Company's Y2K liquidity plan that was implemented in the fourth quarter of 1999. The Company estimates that excluding the effects of the excess liquidity called for by the plan that the net interest margin for 1999 would have been 5.06% and the interest rate spread would have been 4.46%.

     Average interest rates over the past two years have been lower than the immediately preceding year. The average prime rate in 1999 was 8.00% compared to 8.35% in 1998 and 8.44% in 1997. The lower interest rates have resulted in lower yields earned on interest earning assets, as well as lower rates paid on interest-bearing liabilities. However, over the past two years, the Company's yields on its interest-earning assets have decreased by more than the average rates paid on interest-bearing liabilities.

     In 1999, the average loan yield decreased 44 basis points from 9.27% in 1998 to 8.83% in 1999. The 1998 yield of 9.27% was 40 basis points lower than the 9.67% yield in 1997. The Company believes that there are two likely reasons that the Company's loan yield has decreased at a greater rate than interest rates in general. First, the Company's loan mix has experienced a continuing slight shift from loans not secured by real estate to loans secured by real estate. As Table 10 illustrates, loans secured by real estate (construction and mortgage) as a percentage of the overall loan portfolio have increased from 73.14% of the total portfolio at year end 1997 to 76.55% at year end 1998 to 78.38% at year end 1999. The Company's loans secured by real estate generally carry lower interest rates than loans not secured by real estate because they typically are judged to have a lower risk of credit loss than loans not secured by real estate. The disproportionate growth in loans secured by real estate is associated with a strategic effort by the Company to more fully leverage its balance sheet and branch network. The Company's average loans and deposits per branch has historically been and continues to be low when compared with industry averages. In the last two to three years, the Company has implemented a high growth strategy to better leverage its branch network and provide higher returns on shareholders' equity. This strategy has resulted in the Company targeting higher balance loans, loans for which the Company generally requires real estate as collateral. As noted above, loans secured by real estate generally carry lower interest rates than loans not secured by real estate. While lower interest rate loans have negatively impacted the Company's net interest margin yields, they have incrementally added to the Company's earnings. The second reason for decreasing loan yields has been that a substantial amount of the Company's loan growth has occurred in markets that are highly competitive. While the Company operates in some markets where competition is more limited, a large percentage of the Company's loan growth in the past two to three years has been in growing markets in the state where the Company faces intense competition and must price its loans accordingly.

     The yields the Company earns on its investment portfolio have also declined. The yield earned on the Company's taxable investments, the large majority of the Company's portfolio, declined from 6.72% in 1997 to 6.37% in 1998 to 5.75% in 1999. This decrease over the past two years has been due to the lower trend in interest rates in the bond market and has been accelerated by issuer calls of securities that had call options.

     The average rates paid on interest-bearing liabilities have decreased less than the decreases in yields on interest-earning assets. In 1999, the average rate paid on interest bearing liabilities was 3.89%, or 26 basis points less than the 4.15% average rate paid in 1998. The 1998 rate was 12 basis points higher than the average rate paid of 4.03% in 1997. The primary reasons that rates paid on interest bearing liabilities have not decreased at the same pace as the decreases in yields on interest earning assets are that the Company has more competitively priced its deposits to fund its strong loan growth and a higher reliance on time deposits greater than $100,000 and borrowed funds, both of which generally carry higher interest rates. In 1997, the average balance of time deposits greater than $100,000 and borrowings comprised 12.6% of total average interest-bearing liabilities. In 1998, this percentage increased to 15.7% and in 1999 the percentage further increased to 19.5%. The increase in the reliance on time deposits greater than $100,000 and borrowed funds has been necessary because of the need to fund the strong loan growth, the lower growth rates of the other liabilities that have lower interest rates, and the strategy to leverage the Company's branches discussed above.

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

     See additional information regarding net interest income on page 24 in the section entitled "Interest Rate Risk."

Provision for Loan Losses

     The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb probable losses inherent in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, historical loan loss experience and other risk factors.

     The Company made provisions for loan losses of $910,000 in 1999 compared to $990,000 in 1998 and $575,000 in 1997. The changes in the provisions for loan losses over the past three years have been primarily due to variances in new loan volumes experienced, and not due to changes in the Company's asset quality. Net loan growth in 1999 amounted to $60.8 million compared to $77.8 million in 1998. As discussed in the section entitled "Nonperforming Assets" below, asset quality ratios for 1999 were very consistent with those for 1998. The Company's $77.8 million in net loan growth in 1998 was substantially more than the $57.5 million originated in 1997 and resulted in the increase in the provision for loan losses despite the improved asset quality ratios in 1998 compared to 1997.

     See the section entitled "Allowance for Loan Losses and Loan Loss Experience" below for a more detailed discussion of the allowance for loan losses. The allowance is monitored and analyzed regularly in conjunction with the Bank's loan analysis and grading program, and adjustments are made to maintain an adequate allowance for loan losses.

Noninterest Income

     Noninterest income recorded by the Company amounted to $5,121,000 in 1999, $4,656,000 in 1998, and $4,150,000 in 1997.

     The 10.0% increase in 1999 noninterest income compared to 1998 was driven by a $677,000, or 15.4%, increase in the amount of core noninterest income earned by the Company. Core noninterest income, which excludes gains and losses from sales of securities, loans, and other assets, as well as nonrecurrring items, increased from $4,405,000 in 1998 to $5,082,000 in 1999. The 12.2%
increase in total noninterest income from 1997 to 1998 was also driven largely by an increase in core noninterest income. Core noninterest income increased $387,000, or 9.6% in 1998 compared to 1997. Noninterest income not defined as "core" amounted to a net of $39,000 in 1999, $251,000 during 1998, and $132,000 in 1997.

     See Table 4 and the following discussion for an understanding of the components of noninterest income.

     Service charges on deposit accounts increased $240,000 or 9.2% in 1999 after increasing $182,000, or 7.5%, in 1998. The 1999 increase was due primarily to a higher service fee schedule that was implemented in March 1999, as well as an increase in deposit accounts. The 1998 increase was due to the growth in deposits. However, excluding the effects of the higher fee schedule, service charges on deposit accounts have not increased at the same rate as deposits over the last two years. The Company believes that this is primarily due to the mix of the Company's deposit growth. The growth in transaction accounts, which includes demand, savings, and money market deposits and generates the majority of these fees, has not been as great as the growth in time deposits, which have fewer related fees. Additionally, the dollar increases that have occurred in the outstanding balance of transaction accounts have been more heavily concentrated in a fewer number of accounts with large balances as a result of the Company's growth strategy discussed above.

     Other service charges, commissions, and fees increased by $283,000, or 27.5% in 1999, after increasing by $259,000, or 33.7% in 1998. This category of noninterest income includes items such as safety deposit box rentals, check cashing fees, credit card and merchant income, and ATM surcharges. This category of income grew primarily because of increases in these transaction-related fee services as a result of overall growth in the Company's customer base. Increases in fees earned from surcharges levied on non-customer ATM transactions, which began in March 1998, also enhanced the growth in this category of income. ATM surcharge revenue amounted to $176,000 in 1999 and $142,000 in 1998, and is helping to defray the significant capital investment and maintenance expense incurred on ATM machines.

     Fees that the Company earns from presold mortgage loans grew by $85,000 in 1999, or 15.8% after increasing by $253,000, or 89.1% during 1998. The lower interest rate environment experienced over the past two years, which has been conducive to mortgage loan refinancings, was largely responsible for the increase in these fees. Due to the rising interest rate environment toward the end of 1999, the amount of these fees decreased substantially in the fourth quarter of 1999 and lower levels of these fees will likely continue into the year 2000.

     Commissions from insurance sales increased by $24,000 in 1999 after decreasing by $38,000 in 1998. The 1999 increase was due to a $24,000 "experience bonus" paid to the Company from the company that provides the credit life insurance that the Company earns commissions from selling. This payment was due to favorable loss experience on credit insurance policies that the Company sold. The amount of this payment is computed annually and is dependent on the amount of losses that result from policies that the Company sells and thus may be more or less than the 1999 amount in future years. The Company did not receive an experience bonus in 1998 or 1997. The $35,000 decrease in commissions from insurance sales in 1997 was a result of lower commission fee rates negotiated with brokers, as well as a higher percentage of the Company's customers utilizing their home equity lines of credit to finance consumer purchases versus obtaining consumer installment loans, where the Company has typically sold more insurance policies.

         Data processing fees amounted to $50,000 in 1999, $5,000 in 1998, and $274,000 in 1997. As noted earlier, Montgomery Data makes its excess data processing capabilities available to area financial institutions for a fee.
Montgomery Data had one nonaffiliated customer for the first eleven months of 1997, at which time the customer terminated its contract as a result of being acquired by another institution. This customer was responsible for the $274,000 in data processing fees earned in 1997. Montgomery Data did not have any nonaffiliated customers from December 1997 to December 1998. In December 1998, a contract was signed to provide data processing for a nearby de novo bank. This customer was charged $5,000 in December 1998 and $40,000 for the year of 1999 in data processing services. In March 1999, Montgomery Data was contracted to perform limited item processing services for another de novo bank in the area at an annual rate that is currently approximately $12,000. Montgomery Data earned $10,000 from this customer in 1999.

     Noninterest income not defined as "core" amounted to a net of $39,000 in 1999, $251,000 during 1998, and $132,000 in 1997. The primary reason for the variance between 1999 and 1998 was fewer gains from commercial loan sales. During 1998, the Company sold approximately $6.4 million in newly originated commercial loans that resulted in gains of $227,000. These sales were executed primarily to manage the significant loan growth experienced in 1998, as well as to maintain a proper balance between the amount of loans and deposits that the Company maintains. In 1999, loan growth slowed and the Company did not believe it was necessary to sell as many commercial loans as in 1998. In 1999, $3.7 million in commercial loan sales were made at a total gain of $34,000. In 1997, noninterest income not classified as "core" was primarily comprised of an early termination fee in the amount of $168,000 that Montgomery Data received from the bank discussed above that terminated its data processing contract with Montgomery Data prematurely.

Noninterest Expenses

     Noninterest expenses for 1999 were $17,816,000, a 12.0% increase over the 1998 amount of $15,912,000. The 1998 amount was 12.9% higher than the $14,088,000 incurred in 1997. Table 5 presents the components of the Company's noninterest expense during the past three years.

     The increases in noninterest expenses in the past two years occurred in almost all categories and were due primarily to the Company's growth. The
Company incurred higher expenses in order to properly process, manage, and service the 49% increase in loans and 33% increase in deposits that have occurred over the past two years.

Personnel expense, the single largest component of noninterest expense, increased 12.2% in 1999 and 15.3% during 1998. These increases were primarily due to additional employees associated with the Company's growth, as well as normal annual wage increases. The total number of employees of the Company increased 6% in 1999 and 8% in 1998. Also included in noninterest expenses in 1999 are professional fees and other expenses totaling approximately $268,000 incurred in connection with the Company's 1999 formation of First Troy, a subsidiary formed as a real estate investment trust that allows the Company to centrally manage a portion of its residential, mortgage, and commercial real estate loan portfolio.

Income Taxes

     The provision for income taxes was $3,260,000 in 1999, $3,059,000 in 1998, and $2,549,000 in 1997. The 6.6% increase in tax expense in 1999 compared to 1998 is a result of a 13.0% increase in pretax income, which was largely offset by a decrease in the Company's effective tax rate from 35.0% in 1998 to 33.0% in 1999. The reduction in the effective tax rate for 1999 is largely due to the favorable state tax treatment of the real estate investment trust (First Troy).

     The 20% increase in tax expense in 1998 compared to 1997 is a result of a 16% increase in pretax income, as well as an increase in the Company's effective tax rate from 33.7% in 1997 to 35.0% in 1998. The increase in the Company's effective tax rate occurred as a result of the Company deriving a smaller percentage of its earnings from tax-exempt securities.

     Table 6 presents the components of tax expense and the related effective tax rates.


ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

     The following discussion focuses on the factors considered by management to be important in assessing the Company's financial condition. The Company's assets and deposits continued strong growth rates that began in 1997, reflecting growth in existing markets and expansion into new geographic areas. As previously noted, over the past two years, the Company's loans have grown by 49.4% and deposits have grown by 32.9%. Growth rates over the past three years have been 87.9% for loans and 61.2% for deposits.

     Total assets were $559.4 million at December 31, 1999, an increase of 13.7% over December 31, 1998. Assets during 1998 grew to $491.8 million at year end, a 22.1% increase over the $402.7 million at December 31, 1997. Interest-earning assets amounted to $519.6 million at December 31, 1999, a 14.2% increase over the amount at December 31, 1998. Interest-earning assets at December 31, 1998 were $454.9 million, an increase of 23.3% over the $369.0 million held at December 31, 1997. Loans, the primary interest-earning asset, grew 17.0% in 1999 and 27.7% in 1998, with a total of $419.2 million at December 31, 1999.

     Deposits were the primary funding source in 1999 and 1998 for the growth in loans. Deposits increased 9.0%, or $39.8 million, during 1999, amounting to $480.0 million at year end. In 1998, deposits grew 21.9%, or $79.0 million, to $440.3 million at year end.

     The Company's assets, loans, and deposits experienced compound annual growth rates of approximately 14.1%, 17.7%, and 13.2%, respectively, over the last five years ended December 31, 1999.

Distribution of Assets and Liabilities

     Table 7 sets forth the percentage relationships of significant components of the Company's balance sheets at December 31, 1999, 1998, and 1997. The most significant variance in this table is the shift in asset mix over the past two years from securities to loans that is primarily due to strong loan growth that was partially funded with proceeds from securities maturities and sales.

Securities

     Information regarding the Company's securities portfolio as of December 31, 1999, 1998, and 1997 is presented in Tables 8 and 9. Total securities available for sale and held to maturity amounted to $71.8 million, $77.3 million, and $71.1 million at December 31, 1999, 1998, and 1997, respectively. The decrease in securities in 1999 was primarily due to two reasons - 1) the Company's decision not to reinvest security paydowns and maturities during the last four months of 1999 as part of the Company's Y2K liquidity plan and 2) security proceeds were used to help fund loan growth, which exceeded deposit growth in 1999. Because of the uncertainty regarding possible increased customer withdrawals of deposits due to Y2K fears, the Company's Y2K liquidity plan called for, among other things, the Company not to reinvest proceeds from security paydowns and maturities into additional securities, but rather to invest the proceeds in highly liquid overnight interest-bearing accounts. The second reason for the decrease in securities at year end was loan growth that exceeded deposit growth, which required using securities to partially fund the loan growth. As previously noted, loan growth during 1999 was $60.8 million compared to deposit growth of $39.8 million.

     The increase in securities at December 31, 1998 compared to December 31, 1997 was largely due to the Company purchasing approximately $19 million in securities during the fourth quarter of 1998. Until the fourth quarter of 1998, because of the relatively flat yield curve, the Company maintained its excess cash in overnight investments. With the steepening of the yield curve that occurred with the three successive 25 basis point rate cuts by the Federal Reserve beginning in early October 1998, management of the Company purchased securities to realize the higher yield that could be obtained from securities versus overnight investments.

     Average total securities were approximately $74.8 million during 1999 compared to $65.0 million during 1998 and $75.7 million in 1997. The higher average balance in securities during 1999 was due to the effects of the $19 million in securities that the Company purchased in the fourth quarter of 1998. The lower average balance in securities during 1998 compared to 1997 was due to the Company holding more cash in overnight investments versus investing in securities for most of the year for the reasons discussed above.

     The composition of the securities portfolios at December 31, 1999 compared to 1998 reflects the Company's decision not to reinvest proceeds received from paydowns, calls, and maturities of the Company's mortgage-backed security portfolio during the last four months of the year as part of the Company's Y2K liquidity plan, as discussed above. Comparing 1998 to 1997 reflects a shift from U.S. Treasuries and Government Agencies to higher yielding mortgage-backed securities, including collateralized mortgage obligations. Included in mortgage-backed securities at December 31, 1999 were collateralized mortgage obligations with an amortized cost of $10,955,000 and a fair value of $10,824,000. Included in mortgage-backed securities at December 31, 1998 were collateralized mortgage obligations with an amortized cost of $16,656,000 and a fair value of $16,620,000.

     At December 31, 1999, net unrealized losses of $1,941,000 were included in the carrying value of securities classified as available for sale compared to net unrealized gains of $60,000 and $282,000 at December 31, 1998 and 1997, respectively. The generally higher bond interest rate environment in effect at each of the past two year ends has been the primary factor in the decline in the fair value of the Company's available for sale securities compared to their cost. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations. Net unrealized gains (losses), net of applicable deferred income taxes, of ($1,184,000), $37,000, and $186,000, have been reported as a separate component of shareholders' equity as of December 31, 1999, 1998, and 1997, respectively.

     The fair value of securities held to maturity, which the Company carries at amortized cost, was less than the carrying value at December 31, 1999 by $152,000, while their fair value exceeded their carrying value by $743,000 at December 31, 1998, and $656,000 at December 31, 1997. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.

     Table 9 provides detail as to scheduled contractual maturities and book yields on securities available for sale and securities held to maturity at December 31, 1999. Mortgage-backed securities are shown in the time periods consistent with their estimated life based on expected prepayment speeds. Approximately 77% of the available for sale portfolio has a maturity date within 5 years. The weighted average life of the available for sale portfolio using the maturity date for non-mortgage-backed securities, and the expected life for mortgage-backed securities, was 4.1 years. In the rate environment in effect at December 31, 1999, none of the Company's callable bonds in the available for sale portfolio are expected to be called, and thus the expected life of the portfolio is also 4.1 years. The weighted average taxable-equivalent yield for the securities available for sale portfolio was 6.06% at December 31, 1999.

     The weighted average life of the securities held to maturity portfolio based on maturity dates was 5.9 years at December 31, 1999 with a weighted average taxable-equivalent yield of 7.53%. If above-market callable bonds are assumed to be called on their call date, the weighted average maturity of the held to maturity portfolio drops slightly to 5.7 years.

     As of December 31, 1999 and 1998, the Company held no investment securities of any one issuer, other than U.S. Treasury and U.S. Government agencies or corporations, in which aggregate book values and market values exceeded 10% of shareholders' equity. Other than the collateralized mortgage obligations previously discussed, the Company owned no securities considered by regulatory authorities to be derivative instruments.

Loans

     Table 10 provides a summary of the loan portfolio composition at each of the past five year ends.

     Loans increased by $60.8 million, or 17.0%, in 1999 to $419.2 million from the $358.3 million held at December 31, 1998. The 1998 year end amount was $77.8 million, or 27.7%, higher than the $280.5 million balance at December 31, 1997.

     The majority of the 1999 and 1998 loan growth occurred in loans secured by real estate, with approximately $54.3 million, or 89.2% in 1999 and $69.1 million, or 88.9%, in 1998 of the net loan growth occurring in real estate mortgage or real estate construction loans. In 1999, real estate mortgage loans grew 24.3%, real estate construction loans decreased 9.8%, commercial, financial, and agricultural (CF&A) loans grew 11.7%, and installment loans to individuals grew 1.5%. In 1998, real estate mortgage loans grew 27.9%, real estate construction loans grew 89.2%, CF&A loans grew 15.4%, and installment loans to individuals grew 5.6%. For four out of the past five years, CF&A loans have comprised a lower percentage of the loan portfolio, and for five straight years, installment loans to individuals have decreased in relation to the overall portfolio. As discussed above in the section entitled "Net Interest Income", this shift from non-real estate to real estate loans has been partially due to a strategic shift towards higher dollar loans, which tend to be secured by real estate in most cases, in order to more quickly leverage the Bank's balance sheet and branch network. As noted earlier, the shift to a higher percentage of real estate loans has contributed to the decrease in the Bank's loan yields and net interest margin, as real estate loans generally carry lower interest rates than non-real estate loans.

     A large portion of the Company's loan portfolio has historically been comprised of loans secured by various types of real estate. At December 31, 1999, $328.7 million or 78.38% of the Company's loan portfolio was secured by liens on real property. Included in this total are $157.6 million, or 37.6% of total loans, in credit secured by liens on 1-4 family residential properties and $171.1 million, or 40.8% of total loans, in credit secured by liens on other types of real estate.

     Table 11 provides a summary of scheduled loan maturities over certain time periods, with fixed rate loans and adjustable rate loans shown separately. Approximately 30% of the Company's loans outstanding at December 31, 1999 mature within one year and 82% of total loans mature within five years. These percentages are approximately the same as they were at December 31, 1998. The percentages of variable rate loans and fixed rate loans as compared to total performing loans were 41.4% and 58.6%, respectively, as of December 31, 1999 compared to 46.5% and 53.5%, respectively, as of December 31, 1998. The Company intentionally makes a blend of fixed and variable rate loans so as to reduce interest rate risk. The yield on performing loans as of December 31, 1999 was 8.79% compared to 8.63% at December 31, 1998 and 9.23% at December 31, 1997. The increase in the yield at December 31, 1999 compared to a year earlier is due to an increase in the prime rate of interest of 75 basis points during 1999. The lower yield at December 31, 1998 compared to December 31, 1997 is primarily due to a 75 basis point lowering of the prime rate during 1998. Both years were affected by the Company's general trend, beginning in the second half of 1997, of originating larger balance real estate loans with slightly lower yields as discussed previously.

     See additional information regarding interest rate risk on page 24 in the section entitled "Interest Rate Risk."

Nonperforming Assets

         Nonperforming assets include nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. As a matter of policy the Company places all loans that are past due 90 or more days on nonaccrual basis, and thus there were no such loans at any of the past five year ends that were 90 days past due and still accruing interest. Table 12 summarizes the Company's nonperforming assets at the dates indicated.

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

     Nonperforming loans (which includes nonaccrual loans and restructured loans) as of December 31, 1999, 1998 and 1997 totaled $852,000, $849,000, and
$1,283,000, respectively. Nonperforming loans as a percentage of total loans amounted to 0.20%, 0.24%, and 0.46%, at December 31, 1999, 1998, and 1997,
respectively. Although the amount of nonperforming loans at December 31, 1999 of $852,000 is almost the same as the $849,000 from a year earlier, as it relates to the nonaccrual loans, virtually all of the borrowers comprising the nonaccrual balance are different between the two year ends, reflecting the resolution of 1998's nonaccrual loans via payoff, charge-off, or return to accrual status. The decrease in nonperforming loans from 1997 to 1998 was primarily due to improved overall loan quality, as well as the pay-out of a $230,000 loan in the first quarter of 1998 that was on nonaccrual status at December 31, 1997. The decrease in nonperforming loans at December 31, 1997 as compared to December 31, 1996 is primarily attributable to the resolution of several relationships that resulted in partial charge-offs during the year, as well as generally improved loan quality. The increase in nonperforming loans at December 31, 1996 compared to December 31, 1995 was largely due to $1,300,000 more in loans on nonaccrual status that were assumed in corporate acquisitions occurring in 1994 and 1995. These nonaccrual loans that were originated by other institutions amounted to $1,461,000 at December 31, 1996 compared to $161,000 at December 31, 1995. As of December 31, 1999, the largest nonaccrual balance to any one borrower was $124,000, with the average balance for the 23 nonaccrual loans being approximately $26,000.

     If the nonaccrual loans and restructured loans as of December 31, 1999, 1998 and 1997 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $58,000, $60,000 and $91,000 for nonaccrual loans and $27,000, $25,000 and $34,000 for
restructured   loans  would  have  been  recorded  for  1999,   1998  and  1997,
respectively. Interest income on such loans that was actually collected and included in net income in 1999, 1998 and 1997 amounted to approximately $22,000, $22,000 and $32,000 for nonaccrual loans (prior to their being placed on nonaccrual status) and $24,000, $24,000 and $25,000 for restructured loans, respectively.

     In addition to the nonperforming loan amounts included above, management believes that an estimated

$1,000,000-$1,500,000 of loans that are currently performing in accordance with their contractual terms may potentially develop problems depending upon the particular financial situations of the borrowers and economic conditions in general. Management has taken these potential problem loans into consideration when evaluating the adequacy of the allowance for loan losses at December 31, 1999 (see discussion below).

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

     Other real estate includes foreclosed, repossessed, and idled properties. Other real estate totaled $906,000 at December 31, 1999 compared to $505,000 at December 31, 1998, and $560,000 at December 31, 1997. Other real estate represented 0.16%, 0.10%, and 0.14% of total assets at the end of 1999, 1998, and 1997, respectively. The increase in the level of other real estate at December 31, 1999 when compared to the prior two year ends primarily relates to the reclassification of two bank branches that were closed during 1999 from premises and equipment to other real estate. The Company's management has reviewed recent appraisals of its other real estate and believes that their fair values, less estimated costs to sell, exceed their respective carrying values at the dates presented.

Allowance for Loan Losses and Loan Loss Experience

     The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. The recoveries realized during the period are credited to this allowance.

     The factors that influence management's judgment in determining the amount charged to operating expense include past loan loss experience, composition of the loan portfolio, evaluation of probable inherent losses and current economic conditions.

     The Company uses a loan analysis and grading program to facilitate its evaluation of probable inherent loan losses and the adequacy of its allowance for loan losses. In this program, risk grades are assigned by management and tested by the Company's Internal Audit Department and an independent third party consulting firm. The testing program includes an evaluation of a sample of new loans, loans that management identifies as having potential credit weaknesses, loans past due 90 days or more, nonaccrual loans and any other loans identified during previous regulatory and other examinations.
 .

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

     The allowance for loan losses amounted to $6,078,000 at December 31, 1999 compared to $5,504,000 as of December 31, 1998 and $4,779,000 at December 31, 1997. This represented 1.45%, 1.54%, and 1.70%, of loans outstanding as of December 31, 1999, 1998, and 1997, respectively. The allowance for loan losses as a percentage of total loans has been gradually decreasing since its high of 2.81% at September 30, 1994. The September 30, 1994 high of 2.81% was an increase from the 1.79% ratio at June 30, 1994 due primarily to an addition to the allowance of $2.5 million that was recorded in the third quarter of 1994 in connection with a corporate acquisition in which a higher risk loan portfolio was acquired. The general decrease in the ratio of allowance for loan losses to total loans since then has been largely due to charge-offs associated with that portfolio, strong recent loan growth, as well as generally improved overall loan quality. As noted in Table 12, the Company's allowance for loan losses as a percentage of nonperforming loans amounted to 713.38% at December 31, 1999, compared to 648.29% at December 31, 1998 and 372.49% at December 31, 1997.

     Table 13 sets forth the allocation of the allowance for loan losses at the dates indicated. The portion of these reserves that was allocated to specific loan types in the loan portfolio increased from $4,220,000 at December 31, 1998 to $4,647,000 at December 31, 1999. The December 31, 1998 allocated amount of $4,220,000 was an increase from the December 31, 1997 amount of $3,789,000. The increase in the allocated amounts for both years was primarily due to growth in the Company's loan portfolio. In addition to the allocated portion of the allowance for loan losses, the Company maintains an unallocated portion that is not assigned to any specific category of loans, but rather is intended to reserve for the inherent risk in the overall portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories. The general increase in the unallocated portion of the allowance for loan losses has been consistent with overall loan growth.

     Management considers the allowance for loan losses adequate to cover probable loan losses on the loans outstanding as of each reporting date. It must by emphasized, however, that the determination of the allowance using the Company's procedures and methods rests upon various judgments and assumptions about economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amount reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings.

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for loan losses and losses on foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on the examiners' judgments about information available to them at the time of their examinations.

     For the years indicated, Table 14 summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance arising from charge-offs and recoveries by category, and additions to the allowance that have been charged to expense. The Company's net loan charge offs were approximately $336,000 in 1999, $265,000 in 1998, and $522,000 in 1997. This
represents 0.09%, 0.08%, and 0.21% of average loans during 1999, 1998, and 1997, respectively.

Deposits

     The average amounts of deposits of the Company for the years ended December 31, 1999, 1998 and 1997 are presented in Table 15. Average deposits grew $56.7 million or 14.3% in 1999 to $453.6 million. Average deposits for 1998 grew by 23.8% over the 1997 average to $397.0 million.

     Average time deposits greater than $100,000 have experienced the highest percentage growth of any of the deposit categories in each of the past two years. In 1999, average time deposits greater than $100,000 increased $16.3 million or 31.4%, while in 1998 these deposits increased $17.0 million, or 48.6%. The primary reason for the high growth within this category of deposits is that the Company began more competitively pricing this category of deposits in order to help fund the strong loan growth experienced both years and to leverage the branch network, as has been discussed previously. The Company also priced time deposits greater than $100,000 especially competitively toward the end of 1999 in order to provide funding for potential Y2K related withdrawals. While not as high as the growth rates of time deposits greater than $100,000, the growth in the other categories of deposits has been strong over the past two years. Average interest-bearing demand deposits increased 12.4% in 1999 and 17.4% in 1998. Average savings deposits increased 15.3% in 1999 and 19.9% in 1998. Average interest-bearing time deposits increased 11.4% in 1999 and 23.4% in 1998. Average noninterest-bearing demand deposits increased 8.5% in 1999 and 21.1% in 1998.

     The Company's growth in deposits did not keep pace with its growth in loans during 1999. Comparing year ends, total loan growth in 1999 was $60.8 million, while deposit growth was $39.8 million. The Company attributes this trend partially to Y2K deposit withdrawals or non-deposits. However, the Company also believes that due to increased competition from sources that can more easily take deposits than can originate loans (such as brokerage houses, internet banks, and the stock market in general), this trend is likely to continue. Accordingly, the Company anticipates that in order to continue to provide funding for loan growth, rates paid on deposits will continue to rise in comparison to the general market, and alternative funding sources such as long-term borrowings may be necessary.

     As noted in the net interest income section above, the average yield on the Company's interest-bearing deposits did not decrease in 1999 as much as the average interest rate environment in general. This is primarily due to the Company having a higher mix of time deposits greater than $100,000 for the reasons noted above. The average rates paid in the various individual deposit categories in 1999 generally tracked the lower market interest rates in effect during most of 1999 compared to 1998. The average interest rate paid on interest-bearing demand deposits decreased 41 basis points during 1999 from 2.23% to 1.82%. The average interest rate paid on savings accounts decreased only 13 basis points during 1999 to 2.34% from 2.47% in 1998. This lower rate of decrease in the average rate paid is associated with this category achieving a majority of its growth in the highest rate savings account that the Company offers - the preferred savings account. The average rate paid on time deposits decreased 32 basis points in 1999 from 5.34% to 5.02%, while the average rate paid on time deposits greater than $100,000 decreased 40 basis points in 1999, from 5.91% to 5.51%.

     In 1998, despite a slightly lower interest rate environment compared to 1997, three of the four categories of interest-bearing deposits experienced increases in the average rates paid and the fourth, interest-bearing demand deposits, only experienced a 4 basis point decrease. This was largely due to two reasons - 1) the Company priced all of its deposits more competitively in an attempt to fund the significant loan growth experienced in 1998, and 2) as it relates to the interest-bearing demand deposits and the savings deposits categories, the majority of the growth within these two categories was within the highest yielding account types within these categories.

     The Company has a large, stable base of time deposits with little dependence on volatile public deposits of $100,000 or more. The time deposits are principally certificates of deposit and individual retirement accounts obtained from individual customers. Deposits of local governments and municipal entities represented 3.9% of the Company's total deposits at December 31, 1999. All such public funds are collateralized by investment securities. The Company does not purchase brokered deposits.

     As of December 31, 1999, the Company held approximately $81,831,000 in time deposits of $100,000 or more and other time deposits of $173,319,000. Table 16 is a maturity schedule of time deposits of $100,000 or more as of December 31, 1999. This table shows that 85.4% of the Company's time deposits greater than $100,000 mature within one year.

Borrowings

     The Company has three sources of borrowing  capacity - 1) an  approximately
$62,000,000 line of credit with the Federal Home Loan Bank (FHLB), 2) a $15,000,000 overnight federal funds line of credit with a correspondent bank, and 3) an approximately $27,000,000 line of credit through the Federal Reserve Bank of Richmond's (FRB) discount window. The Company did not obtain any long-term borrowings under these any of these credit lines during 1999, 1998 or 1997.

     The Company's line of credit with the FHLB totaling approximately $62,000,000 can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need, and is secured by the Company's FHLB stock and a blanket lien on its one-to-four family residential loan portfolio. During 1999 and 1998, the Company periodically used this line of credit as a short-term, overnight borrowing to meet internally targeted liquidity levels that carried an interest rate that was approximately 25 basis points higher than the national discount rate. In addition, on October 29, 1999, the Company obtained a three month $15,000,000 borrowing from the FHLB at a fixed interest rate of 5.98% in connection with the Company's Y2K liquidity plan. At December 31, 1999, a total of $30,000,000 was outstanding under the FHLB line of credit, $15,000,000 of which was the three month borrowing at 5.98% and $15,000,000 which was an overnight, adjustable rate borrowing that had an interest rate of 4.55% on December 31, 1999. There was no amount outstanding under this line of credit at December 31, 1998 or 1997.

     The Company also has a correspondent bank relationship established that allows the Company to purchase up to $15,000,000 in federal funds on an overnight, unsecured basis. The Company had no borrowings under this line at December 31, 1999. At December 31, 1998, the Company had $6,000,000 outstanding under this arrangement at an interest rate of approximately 5.25%.

     During 1999, the Company established a line of credit totaling approximately $27,000,000 with the FRB discount window. This line is secured by a blanket lien on a portion of the Company's commercial, consumer and real estate portfolio (not including 1-4 family). This line of credit was established primarily in connection with the Company's Y2K liquidity contingency plan. This line of credit was not drawn on during 1999, and subsequent to December 31, 1999, the FRB has stated that it does not expect lines of credit that have been granted to financial institutions to be a primary borrowing source. The Company plans to maintain this line of credit, although it is not expected that it will be drawn upon except in unusual circumstances.

     The total amount of average borrowings was $11,211,000 in 1999 compared to $2,523,000 in 1998 and $55,000 in 1997. The general increase in the amount of borrowings that the Company has had outstanding has been associated with strong loan growth that the Company has experienced, which has outpaced deposit growth. As noted in "Deposits" above, the Company expects it to be increasingly difficult to fund all loan growth with deposits. Accordingly, the Company expects average borrowings to continue to increase. Additionally, in the future the Company may structure a portion of its borrowings as long-term depending on market conditions.

     Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk - Item 7A.)

     Net interest income is the Company's most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, the Company's level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities. It is the Company's policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. The Company's exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of "shock" interest rates. Over the years, the Company has been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past ten years the net interest margin has not varied in any single calendar year by more than the 41 basis point change experienced by the Company in 1998, and the lowest net interest margin realized over that same period is within 65 basis points of the highest.

     Table 17 sets forth the Company's interest rate sensitivity analysis as of December 31, 1999, using stated maturities for all instruments except mortgage-backed securities which are shown as a lump sum in the period consistent with their weighted average estimated life. As illustrated by this table, the Company has $147.8 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at December 31, 1999 subject to interest rate changes within one year are deposits totaling $164.3 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators. Thus, the Company believes that near term net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates. In fact, as discussed below, management believes the opposite to be true, that the recent short-term effects of a rising interest rate environment have generally had a positive impact on the Company's net interest income and that the near term effects of a decrease in rates would generally have a negative effect on net interest income. The Company has relatively little long-term interest rate exposure, with approximately 85% of interest-earning assets subject to repricing within five years and all interest-bearing liabilities subject to repricing within five years.

         The net interest margin for the fourth quarter of 1999 was 4.88% and for the year of 1999 it was 5.01%. However, the fourth quarter ratio was impacted by approximately 20 basis points and the percentage for the year was impacted by approximately 5 basis points as a result of the Company's Y2K liquidity plan, which called for the Company to increase its short-term borrowings in order to provide more immediate liquidity to fund potentially high rates of deposit withdrawals. The 20 and 5 basis point amounts only consider the effects of the additional borrowings on the net interest margin and do not include the related impact on the net interest margin of pricing the Company's time deposits and time deposits greater than $100,000 more aggressively in order to enhance liquidity. The remainder of this analysis will discuss the net interest margin in terms of 5.08% for the fourth quarter of 1999 and 5.06% for the year of 1999, the margins the Company believes it would have experienced if not for the Y2K liquidity plan.

     See additional discussion regarding net interest income, as well as discussion of the changes in the annual net interest margin in the section entitled "Net Interest Income" above. The following paragraph includes a more detailed discussion of recent changes in interest rates and the impact that they have had on the Company's quarterly net interest margin.

     In the fourth quarter of 1998, the prime rate of interest decreased by 75 basis points. As of September 30, 1998 and December 31, 1998, although the Company was liability sensitive in the "3 months or less" horizon, the Company was significantly more liability sensitive in the "3 to 12 month" horizon, which reflects maturities of the Company's significant time deposit portfolio. The primary impact of the decrease in prime rate on the Company's interest earning assets was that all of the Company's approximately $167 million in adjustable rate loans (as of September 30, 1998) immediately repriced downward by 75 basis points. On the interest-bearing liabilities side, the component of the Company's interest bearing liabilities that reprice within three months were primarily the Company's low interest-bearing deposits - interest-bearing savings, NOW, and money market deposits - which the Company was not able to reprice downward by the full 75 basis points. The effect of the different impact that the decrease in rates had on the Company's assets and liabilities resulted in the Company's net interest margin initially going down. In the third quarter of 1998, the Company's net interest margin was 5.14%, while in the fourth quarter of 1998, the net interest margin decreased to 5.03% and in the first quarter of 1999 the net interest margin further decreased to 4.97%. In the second quarter of 1999, the Company began to experience the positive effects that the repricing at lower rates of the Company's time deposit portfolio had on the net interest margin. The second quarter of 1999 net interest margin increased to 5.04%. In the third quarter of 1999, the Company continued to experience the positive effects of the time deposit repricing, and additionally the prime rate of interest increased by 50 basis points. The general effect of these increases in interest rates was the opposite of the negative consequences experienced from the rate cuts discussed above - the Company's adjustable rate loans immediately repriced by the full 50 basis points, while the Company was able to maintain a relatively static average rate paid on deposits. These factors resulted in the Company's net interest margin increasing to 5.16% in the third quarter of 1999. The decrease in net interest margin to the adjusted 5.08% in the fourth quarter of 1999 was largely due to a higher percentage of the Company's deposits being comprised of time deposits greater than $100,000, the category of deposits that pays the highest rate of interest.

     Over the past six quarters, the Company's net interest margin, as adjusted, has not varied from one quarter to the next by more than 16 basis points, and the highest net interest margin over those six quarters is within 20 basis points of the lowest net interest margin over the same time frame. While the Company can not guarantee stability in its net interest margin in the future, at this time management does not expect significant fluctuations. However, assuming a static interest rate environment, the Company does expect that its net interest margin will continue to experience gradual pressure because of continued difficulties expected in growing deposits at their historical rate spreads and at rates sufficient to fund loan growth, which could result in additional reliance on borrowings (which generally carry higher rates than deposits). See additional discussion in the section entitled "Deposits" above.

     The Company has no market risk sensitive instruments held for trading purposes, nor does it maintain any foreign currency positions. Table 18 presents the expected maturities of the Company's other than trading market risk sensitive financial instruments. Table 18 also presents the fair values of market risk sensitive instruments as estimated in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The Company's fixed rate earning assets have estimated fair values that are slightly lower than their carrying value. This is due to the yields on these portfolios being slightly lower than market yields at December 31, 1999 for instruments with maturities similar to the remaining term of the portfolios, due to a generally increasing interest rate environment at year end. The estimated fair value of the Company's time deposits is higher than its book value due to the highly competitive deposit rates the Company offered in the fourth quarter of 1999 to fund loan growth and prepare for possible Y2K withdrawals.

Off-Balance Sheet Risk

     In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements. As of December 31, 1999, the Company had outstanding loan commitments of $96,385,000, of which $80,162,000 were at variable rates and $16,223,000 were at fixed rates. Included in outstanding loan commitments were unfunded commitments of $36,137,000 on revolving credit plans, of which $31,799,000 were at variable rates and $4,338,000 were at fixed rates. Additionally, standby letters of credit of approximately $2,332,000 and $924,000 were outstanding at December 31, 1999 and 1998, respectively. The Company's exposure to credit loss for the aforementioned commitments in the event of nonperformance by the party to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. However, management believes that these commitments represent no more than the normal lending risk that the Company commits to its borrowers. If these commitments are drawn, the Company plans to obtain collateral if it is deemed necessary based on management's credit evaluation of the counter-party. The types of collateral held varies but may include accounts receivable, inventory and commercial or residential real estate. Management expects any draws under existing commitments to be funded through normal operations.

     Off-balance-sheet derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. The Company does not engage in off-balance-sheet derivatives activities.

Return On Assets And Equity

     Table 19 shows return on assets (net income divided by average total assets), return on equity (net income divided by average shareholders' equity), dividend payout ratio (dividends declared per share divided by net income per share) and shareholders' equity to assets ratio (average shareholders' equity divided by average total assets) for each of the years in the three-year period ended December 31, 1999.

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

     In addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources - 1) an approximately $62,000,000 line of credit with the Federal Home Loan Bank (FHLB),
2) a $15,000,000 overnight federal funds line of credit with a correspondent bank, and 3) an approximately $27,000,000 line of credit through the Federal Reserve Bank of Richmond's discount window. See the section above entitled "Borrowings" for additional detail about these credit lines.

     Although the Company has not historically had to rely on these sources of credit as a source of liquidity, the Company has experienced an increase in its loan to deposit ratio over the past three years, from 74.9% at December 31, 1996 to 77.7% at December 31, 1997 to 81.4% at December 31, 1998 to 87.3% at December 31, 1999, as a result of the significant loan growth experienced. This strong loan growth has reduced the Company's liquidity sources. Beginning in the third quarter of 1998, although the Company did not have any liquidity or funding difficulties, the Company began making periodic draws and repayments on its lines of credit, predominantly on an overnight basis to maintain liquidity ratios at internally targeted levels. As noted in the section entitled "Deposits" above, the Company expects to increasingly rely on its available lines of credit in the future due to anticipation of continued difficulty in funding new loan growth solely with deposits.

     The  Company's   management  believes  its  liquidity  sources  are  at  an acceptable level and remain adequate to meet its operating needs.

Capital Resources

     The Company is regulated by the Board of Governors of the Federal Reserve Board (FED) and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Company's banking subsidiary is regulated by the Federal Deposit Insurance Corporation (FDIC) and the North Carolina Office of the Commissioner of Banks. The Company is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.

     The Company must comply with regulatory capital requirements established by the FED and FDIC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require the Company to maintain minimum ratios of "Tier 1" capital to total risk-weighted assets and total capital to risk-weighted assets of 4.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders' equity calculated in accordance with generally accepted accounting principles, excluding accumulated other comprehensive income (loss), less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which for the Company is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company, adjusted for their related risk levels using formulas set forth in FED and FDIC regulations.

     In addition to the risk-based capital requirements described above, the Company is subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital (as defined above) to quarterly average total assets of 3.00% to 5.00%, depending upon the institution's composite ratings as determined by its regulators. The FED has not advised the Company of any requirement specifically applicable to it.

     In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for classification as "well capitalized," which are presented with the minimum ratios and the Company's ratios at December 31, 1999, 1998 and 1997 in Table 20.

     Although the Company has continually exceeded the regulatory thresholds for "well capitalized" status, the Company's capital ratios steadily declined throughout 1997 and 1998 as a result of the strong growth the Company experienced. At December 31 1999, the Company's capital ratios remained approximately what they were at December 31, 1998 for the following reasons - 1) while the loan and deposit growth was still strong by historical standards, it was slower than in the previous two years - loan growth was 17.0% in 1999 compared to 27.7% in 1998 and 25.8% in 1997, while deposit growth was 9.0% in 1999 compared to 21.9% in 1998 and 21.3% in 1997, and 2) exercises of stock options and issuances of stock into the Company's dividend reinvestment plan (see below) resulted in $463,000 being added to capital, which more than offset the $358,000 reduction in capital realized as a result of common stock repurchases (see below). Although the capital ratios at December 31, 1999 continue to be low compared to historical levels, the Company's Total Risk-Based Capital to Tier II Risk Adjusted Assets ratio of 10.78%, compared to the "well capitalized" threshold of 10.00%, is the only one of the three regulatory ratios that is within 200 basis points of falling below the "well capitalized" threshold. The Company has action plans in place to improve any ratio that falls below the "well capitalized" threshold.

     In December 1998, the Company announced that its board of directors had authorized stock repurchases for up to 100,000 shares of the Company's common stock. This authorization was designed to provide the Company flexibility in managing its capital and enhance shareholder value. Under this authorization, shares are periodically purchased in the open market, at the discretion of the Company, to offset share issuances under other plans or when market conditions are attractive. In 1998, 300 shares of common stock were repurchased at a total cost of $5,875, or an average cost of $19.58 per share. In 1999, 19,454 shares were repurchased at a total cost of $358,187, or an average cost of $18.41 per share.

     Prior to January 1999, all shares needed for the dividend reinvestment plan were purchased by the administrator in the open market. In January 1999, the Company filed the necessary documents to allow it a choice of how shares are purchased in the Company's dividend reinvestment plan. By filing the required documents, the Company is allowed the option, depending on capital needs and market conditions, of selling newly-issued shares into the plan at the prevailing market price. From March 1999 through October 1999, the Company chose the option of selling newly issued shares into the plan. A total of 16,159 shares were issued into the plan, resulting in proceeds of $296,244, or an average sales price of $18.33 per share.

     See "Supervision and Regulation" under "Business" above and note 14 to the consolidated financial statements for discussion of other matters that may affect the Company's capital resources.

Y2K Issue

         The Company successfully addressed the Y2K issue through implementation of a systematic, disciplined plan. Other than the time and costs involved in preparing for Y2K, the Company is not aware of any negative consequences involving the Company itself, its suppliers, or its customers as a result of the Y2K issue. The Company spent a total of $105,000 during 1998 and 1999 preparing for Y2K as follows - $20,000 in the third quarter of 1998, $12,000 in the fourth quarter of 1998, $26,000 in the first quarter of 1999, $12,000 in the second quarter of 1999, $21,000 in the third quarter of 1999 and $14,000 in the fourth quarter of 1999.

     The Y2K costs noted above only include direct external costs associated with Y2K readiness, and do not include any amounts attributable to the significant time that management and the staff of the Company spent planning, preparing and testing for Y2K. The Y2K costs discussed in the paragraph above also do not include estimates of the monetary impact to the Company's net interest income as a result of the increased liquidity called for by the Company's Y2K plan and implemented in the fourth quarter of 1999 - see discussion of the impact of these costs in the sections entitled "Net Interest Income" and "Interest Rate Risk" above. Although funding of the Y2K project costs came from normal operating cash flow, the external expenses associated with the Y2K issue directly reduced otherwise reported net income for the Company.

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

Current Accounting Matters

     The Company prepares its financial statements and related disclosures in conformity with standards established by, among others, the Financial Accounting Standards Board (the "FASB"). Because the information needed by users of financial reports is dynamic, the FASB frequently issues new rules and proposed new rules for companies to apply in reporting their activities.

     The FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This Statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Because the Company has not historically and does not currently employ the use of derivatives, this Statement is not expected to impact the Company.

FORWARD-LOOKING STATEMENTS

     The discussion in Part I of this report contains statements that could be deemed forward-looking statements within the meaning of Section 21E of the

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

----------------------------------------------------------------------------------------------------------------------------------
Table 1    Selected Consolidated Financial Data
----------------------------------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31,                           Five-Year
   ($ in thousands, except per share                 ------------------------------------------------------------        Compound
           and nonfinancial data)                       1999         1998         1997          1996         1995         Growth
                                                     --------       ------       ------        ------      ------          ----
  Income Statement Data (1)
  Interest income                                    $ 39,294       35,344       29,197        25,468      23,106          15.8%
  Interest expense                                     15,810       14,356       11,123         9,916       8,953          20.4%
  Net interest income                                  23,484       20,988       18,074        15,552      14,153          13.2%
  Provision for loan losses                               910          990          575           325         900          18.6%
  Net interest income after provision                  22,574       19,998       17,499        15,227      13,253          13.0%
  Noninterest income                                    5,121        4,656        4,150         4,446       3,777           9.2%
  Noninterest expense                                  17,816       15,912       14,088        13,113      14,868           9.4%
  Income before income taxes                            9,879        8,742        7,561         6,560       2,162          19.0%
  Income taxes                                          3,260        3,059        2,549         2,213         580          23.1%
  Net income                                            6,619        5,683        5,012         4,347       1,582          17.2%

----------------------------------------------------------------------------------------------------------------------------------


  Per Share Data (1) (2)
  Earnings - basic                                    $  1.46         1.25         1.11          0.96        0.35          17.2%
  Earnings - diluted                                     1.43         1.22         1.08          0.95        0.35          16.7%
  Cash dividends declared                                0.45         0.40         0.35          0.29        0.23          15.6%
  Dividend payout per basic share                      30.82%       32.00%       31.53%        30.21%      65.71%          -1.4%
  Market Price
       High                                          $  20.00        28.00        23.33         13.00        9.83          21.1%
       Low                                              13.31        16.00        12.33          7.67        6.83          17.3%
       Close                                            16.50        19.33        23.33         12.33        8.50          18.7%
  Stated book value                                      9.65         8.94         8.11          7.34        6.70           8.6%
  Tangible book value                                    8.50         7.65         6.68          6.06        5.30          11.2%

----------------------------------------------------------------------------------------------------------------------------------

  Selected Balance Sheet Data (at year end)
  Securities                                         $ 71,808       77,280       71,133        76,265      69,397           1.4%
  Loans                                               419,163      358,334      280,513       223,032     211,522          17.7%
  Allowance for loan losses                             6,078        5,504        4,779         4,726       4,587           3.9%
  Intangible assets                                     5,261        5,843        6,487         5,834       6,306          -3.5%
  Total assets                                        559,447      491,838      402,669       335,450     321,739          14.1%
  Deposits                                            480,023      440,266      361,224       297,861     287,715          13.2%
  Total shareholders' equity                           43,942       40,494       36,765        33,232      30,277           8.8%

 ----------------------------------------------------------------------------------------------------------------------------------

  Selected Average Balances
  Assets                                             $512,557      443,214      359,879       326,221     296,400          13.9%
  Loans                                               386,365      325,477      245,596       217,900     192,035          18.1%
  Earning assets                                      480,111      412,858      333,029       298,308     269,313          14.4%
  Deposits                                            453,641      396,987      320,659       290,510     262,846          13.9%
  Interest-bearing liabilities                        406,285      345,528      276,148       247,883     225,006          14.8%
  Shareholders' equity                                 42,525       38,946       35,024        31,896      30,461           8.6%

 ----------------------------------------------------------------------------------------------------------------------------------

  Ratios
  Return on average equity                             15.56%       14.59%       14.31%        13.63%       5.19%
  Return on average assets                              1.29%        1.28%        1.39%         1.33%       0.53%
  Net interest margin (taxable-equivalent basis)        5.01%        5.24%        5.65%         5.45%       5.50%
  Shareholders' equity to assets at year end            7.85%        8.23%        9.13%         9.91%       9.41%
  Loans to deposits at year end                        87.32%       81.39%       77.66%        74.88%      73.52%
  Net charge-offs to average loans                      0.09%        0.08%        0.21%         0.09%       0.79%

 ----------------------------------------------------------------------------------------------------------------------------------


  Nonfinancial Data
  Number of employees (full/part time)                 254/49       245/41       228/37        213/29      201/25
  Number of banking offices                                34           35           33            30          30

 ----------------------------------------------------------------------------------------------------------------------------------

(1) 1997 results include a fourth quarter nonrecurring gain of $168,000 before tax, or $103,000 after tax ($0.02 per share), related to a customer's early termination fee of a data processing contract. 1996 results include a nonrecurring net gain of $211,000 before tax, or $128,000 after tax ($0.03 per share), from the third quarter 1996 sale of a branch office and a vacated building. 1995 results include nonrecurring net charges of $2,691,000 before tax, or $1,638,000 after tax (or $0.36 per share), from the fourth quarter settlement of litigation and unrelated severance expenses for two senior managers. 1995 results also include pretax noninterest expenses of $789,000 related to the litigation settlement.
(2) Per share amounts for 1998 and before have been restated to reflect the three-for-two stock split distributed in September 1999. Per share amounts for 1995 have been restated to reflect the two-for-one stock split distributed in September 1996.

------------------------------------------------------------------------------------------------------------------------------------
Table 2    Average Balances and Net Interest Income Analysis
------------------------------------------------------------------------------------------------------------------------------------
                                                                  Year Ended December 31,
                              ------------------------------------------------------------------------------------------------------
                                          1999                             1998                             1997
                              -------------------------------   ------------------------------   ------------------------------
                                                     Interest                         Interest                         Interest
                              Average    Average     Earned     Average    Average    Earned     Average     Average    Earned
                              Volume      Rate       or Paid    Volume      Rate      or Paid    Volume       Rate      or Paid
                              ------      ----       -------    ------      ----      -------    ------       ----      -------
($ in thousands)
Assets
Loans (1)                     $386,365      8.83%    $34,120   $325,477      9.27%    $30,186   $245,596       9.67%    $23,754
Taxable securities              56,912      5.75%      3,271     45,496      6.37%      2,898     53,710       6.72%      3,610
Non-taxable securities (2)      17,907      8.18%      1,464     19,474      8.71%      1,696     21,994       8.74%      1,923
Short-term investments,
   principally federal funds    18,927      5.35%      1,013     22,411      5.47%      1,225     11,729       5.49%        644
                              --------               -------   --------                -------  --------                -------
Total interest-
   earning assets              480,111      8.30%     39,868    412,858      8.72%     36,005    333,029       8.99%     29,931
                                                      ------                          -------                           -------

Cash and due from banks         17,394                           14,659                           12,748
Bank premises and
   equipment, net                9,591                            8,783                            8,096
Other assets                     5,461                            6,914                            6,006
                              --------                         --------                         --------
Total assets                  $512,557                         $443,214                         $359,879
                              ========                         ========                         ========
Liabilities and Equity
Savings, NOW and money
   market deposits            $163,097      1.96%      3,202   $144,133      2.29%      3,305    122,063       2.31%      2,820
Time deposits >$100,000         68,128      5.51%      3,755     51,836      5.91%      3,063     34,872       5.75%      2,004
Other time deposits            163,849      5.02%      8,230    147,036      5.34%      7,845    119,158       5.28%      6,296
                              --------               -------   --------                -------  --------                -------
   Total interest-bearing
     deposits                  395,074      3.84%     15,187    343,005      4.14%     14,213    276,093       4.03%     11,120
Short-term borrowings           11,211      5.56%        623      2,523      5.67%        143         55       5.45%          3
                              --------               -------   --------                -------  --------                -------
Total interest-
 bearing liabilities           406,285      3.89%     15,810    345,528      4.15%     14,356    276,148       4.03%     11,123
                                                     -------                           -------                          -------
Non-interest-
   bearing deposits             58,567                           53,982                           44,566
Other liabilities                5,180                            4,758                            4,141
Shareholders' equity            42,525                           38,946                           35,024
                              --------                         --------                         --------
Total liabilities and
   shareholders' equity       $512,557                         $443,214                         $359,879
                              ========                         ========                         ========

Net yield on interest-
   earning assets and
   net interest income                      5.01%     $24,058                5.24%     $21,649                 5.65%    $18,808
                                                      =======                          =======                          =======
 Interest rate spread                       4.41%                            4.57%                             4.96%
------------------------------------------------------------------------------------------------------------------------------------

(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized loan fees in the amounts of $378,000, $642,000, and $583,000 for 1999, 1998, and 1997,
     respectively.
(2) Includes tax-equivalent adjustments of $574,000, $661,000, and $734,000 in 1999, 1998, and 1997 respectively, to reflect the federal and state benefit of the tax-exempt securities, reduced by the related nondeductible portion of interest expense.

-------------------------------------------------------------------------------------------------------------------------
Table 3    Volume and Rate Variance Analysis
-------------------------------------------------------------------------------------------------------------------------

                                                      Year Ended December 31, 1999         Year Ended December 31, 1998
                                                     ---------------------------------   --------------------------------
                                                     Change Attributable to               Change Attributable to
                                                     ----------------------               ----------------------
                                                                              Total                                Total
                                                       Changes      Changes   Increase    Changes     Changes     Increase
                                                     in Volumes    in Rates  (Decrease)  in Volumes  in Rates    (Decrease)
                                                     ----------    --------  ----------  ----------  --------    ----------
(In thousands)
Interest income (tax-equivalent):
     Loans                                             $ 5,512      (1,578)      3,934     $ 7,567     (1,135)       6,432
     Taxable securities                                    692        (319)        373        (538)      (174)        (712)
     Non-taxable securities                               (132)       (100)       (232)       (220)        (7)        (227)
     Short-term investments, principally
         federal funds sold                               (188)        (24)       (212)        585         (4)         581
          Total interest income                        -------     -------     -------     -------    -------      -------
                                                         5,884      (2,021)      3,863       7,394     (1,320)       6,074
                                                       -------     -------     -------     -------    -------      -------
Interest expense:
     Savings, NOW and money
         market deposits                                   404        (507)       (103)        508        (23)         485
     Time deposits>$100,000                                930        (238)        692         989         70        1,059
     Other time deposits                                   871        (486)        385       1,480         69        1,549
                                                       -------     -------     -------     -------    -------      -------
          Total interest-bearing deposits                2,205      (1,231)        974       2,977        116        3,093
     Short-term borrowings                                 488          (8)        480         137          3          140
                                                       -------     -------     -------     -------    -------      -------
              Total interest expense                     2,693      (1,239)      1,454       3,114        119        3,233
                                                       -------     -------     -------     -------    -------      -------
                    Net interest income                $ 3,191        (782)      2,409     $ 4,280     (1,439)       2,841
                                                       =======     =======     =======     =======    =======      =======

(1) Changes attributable to both volume and rate are allocated equally between rate and volume variances.

------------------------------------------------------------------------------------------------------------------------------------
 Table 4  Noninterest Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Year Ended December 31,
                                                                    ------------------------------------------------
(In thousands)                                                          1999               1998                 1997
                                                                        ----               ----                 ----
Service charges on deposit accounts                                 $  2,835               2,595               2,413
Other service charges, commissions, and fees                           1,311               1,028                 769
Fees from presold mortgages                                              622                 537                 284
Commissions from insurance sales                                         264                 240                 278
Data processing fees                                                      50                   5                 274
                                                                    --------               -----               -----
     Total core noninterest income                                     5,082               4,405               4,018
Loan sale gains                                                           34                 227                   -
Securities gains (losses), net                                            20                  29                 (12)
Other losses, net                                                       (15)                 (5)                 (24)
Other - nonrecurring net gains                                             -                   -                 168
                                                                    --------               -----               -----
          Total                                                     $  5,121               4,656               4,150
                                                                    ========               =====               =====
------------------------------------------------------------------------------------------------------------------------------------
Table 5  Noninterest Expenses
------------------------------------------------------------------------------------------------------------------------------------

                                                                               Year Ended December 31,
                                                                  --------------------------------------------------
(In thousands)                                                      1999                    1998               1997
                                                                    ----                    ----               ----
Salaries                                                          $    7,909               7,127               6,225
Employee benefits                                                      1,837               1,563               1,315
                                                                  ----------             -------              ------
     Total personnel expense                                           9,746               8,690               7,540
Net occupancy expense                                                  1,165               1,017                 954
Equipment related expenses                                             1,133                 918                 858
Amortization of intangible assets                                        636                 655                 546
Stationery and supplies                                                  839                 786                 756
Telephone                                                                482                 455                 424
Non-credit losses                                                         37                 194                  17
Other operating expenses                                               3,778               3,197               2,993
                                                                  ----------             -------              ------
          Total                                                   $   17,816              15,912              14,088
                                                                  ==========              ======              ======

------------------------------------------------------------------------------------------------------------------------------------
Table 6  Income Taxes
------------------------------------------------------------------------------------------------------------------------------------

(In thousands)                                                   1999                   1998                   1997
                                                                 ----                   ----                   ----
Current     - Federal                                          $    3,339                2,466                 2,321
            - State                                                    83                  413                   290
Deferred    - Federal                                                (162)                 180                   (62)
                                                               ----------           ----------                ------
     Total                                                     $    3,260                3,059                 2,549
                                                               ==========           ==========                ======

Effective tax rate                                                  33.0%                35.0%                 33.7%
                                                               ==========           ==========                ======

------------------------------------------------------------------------------------------------------------------------------------
Table 7  Distribution of Assets and Liabilities
------------------------------------------------------------------------------------------------------------------------------------

                                                                    1999                1998               1997
                                                                    ----                ----               ----
Assets
     Interest-earning assets
        Net loans                                                     74 %                72 %               69 %
        Securities available for sale                                 10                  12                 13
        Securities held for maturity                                   3                   4                  5
        Short term investments                                         5                   4                  4
                                                                     -----               -----              -----
             Total interest-earning assets                            92                  92                 91

     Non-interest-earning assets
        Cash and due from banks                                        4                   4                  4
        Premises and equipment                                         2                   2                  2
        Other assets                                                   2                   2                  3
                                                                     -----               -----              -----
               Total assets                                          100 %               100 %              100 %
                                                                     =====               =====              =====

Liabilities and shareholders' equity
     Demand deposits - noninterest bearing                            11 %                13 %               13 %
     Savings, NOW, and money market deposits                          29                  33                 34
     Time deposits of $100,000 or more                                15                  12                 10
     Other time deposits                                              31                  32                 33
                                                                     -----               -----              -----
           Total deposits                                             86                  90                 90
     Short-term borrowings                                             5                   1                  -
     Accrued expenses and other liabilities                            1                   1                  1
                                                                     -----               -----              -----
             Total liabilities                                        92                  92                 91

Shareholders' equity                                                   8                   8                  9
                                                                     -----               -----              -----
                 Total  liabilities  and  shareholders'equity        100 %               100 %              100 %
                                                                     =====               =====              =====

------------------------------------------------------------------------------------------------------------------------------------
Table 8  Securities Portfolio Composition
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           As of December 31,
                                                                         ------------------------------------------------------
(In thousands)                                                           1999                      1998                    1997
                                                                         ----                      ----                    ----
Securities available for sale:
     U.S. Treasury                                                    $      514                     544                     534
     U.S. Government agencies                                             31,873                  28,636                  38,569
     Mortgage-backed securities                                           19,035                  27,406                   9,243
     State and local governments                                           1,272                     896                     906
     Equity securities                                                     1,596                   1,318                   1,025
                                                                     -----------                  ------                  ------
             Total securities available for sale                          54,290                  58,800                  50,277
                                                                     -----------                  ------                  ------
Securities held to maturity:
     State and local governments                                          17,221                  18,121                  20,460
     Other                                                                   297                     359                     396
                                                                     -----------                  ------                  ------
             Total securities held to maturity                            17,518                  18,480                  20,856
                                                                     -----------                  ------                  ------

                       Total securities                              $    71,808                  77,280                  71,133
                                                                     ===========                  ======                  ======
                       Average total securities  during year         $    74,819                  64,970                  75,704
                                                                     ===========                  ======                  ======

---------------------------------------------------------------------------------------------------------------------------------
Table 9  Securities Portfolio Maturity Schedule
---------------------------------------------------------------------------------------------------------------------------------

                                                                                               As of December 31,
                                                                              ---------------------------------------------------
                                                                                                        1999
                                                                              ---------------------------------------------------
                                                                                   Book                 Fair             Book
                                                                                   Value                Value           Yield (1)
                                                                                  -------              --------        ----------
($ in thousands)
Securities available for sale:
   U.S. Treasury
        Due after one but within five years                                    $     502                  514              7.31%
                                                                              ----------               ------              ----
              Total                                                                  502                  514              7.31%
                                                                              ----------               ------              ----

   U.S. Government agencies
        Due within one year                                                        2,003                1,996              4.98%
        Due after one but within five years                                       23,493               22,408              5.78%
        Due after five but within ten years                                        7,912                7,469              5.89%
                                                                              ----------               ------              ----
              Total                                                               33,408               31,873              5.76%
                                                                              ----------               ------              ----

   Mortgage-backed securities
        Due within one year                                                        4,913                4,807              6.05%
        Due after one but within five years                                       11,086               10,943              6.73%
        Due after five but within ten years                                        1,862                1,767              5.94%
        Due after ten years                                                        1,563                1,518              7.12%
                                                                              ----------               ------              ----
              Total                                                               19,424               19,035              6.51%
                                                                              ----------               ------              ----

   State and local governments
        Due within one year                                                        1,272                1,272              5.12%
                                                                              ----------               ------              ----
              Total                                                                1,272                1,272              5.12%
                                                                              ----------               ------              ----

    Equity securities                                                              1,625                1,596              7.00%
                                                                              ----------               ------              ----

Total securities available for sale
        Due within one year                                                        8,188                8,075              5.64%
        Due after one but within five years                                       35,081               33,865              6.10%
        Due after five but within ten years                                        9,774                9,236              5.90%
        Due after ten years                                                        3,188                3,114              7.06%
                                                                              ----------               ------              ----
              Total                                                           $   56,231               54,290              6.06%
                                                                              ==========               ======              ====

Securities held to maturity
   State and local governments
        Due within one year                                                   $    1,236                1,240              7.84%
        Due after one but within five years                                        6,271                6,338              7.80%
        Due after five but within ten years                                        7,752                7,625              7.25%
        Due after ten years                                                        1,962                1,866              7.52%
                                                                              ----------               ------              ----
              Total                                                               17,221               17,069              7.52%
                                                                              ----------               ------              ----
    Other
        Due after one but within five years                                          297                  297              7.80%
                                                                              ----------               ------              ----
              Total                                                                  297                  297              7.80%
                                                                              ----------               ------              ----
Total securities held to maturity
        Due within one year                                                        1,236                1,240              7.84%
        Due after one but within five years                                        6,568                6,635              7.80%
        Due after five but within ten years                                        7,752                7,625              7.25%
        Due after ten years                                                        1,962                1,866              7.52%
                                                                              ----------               ------              ----
              Total                                                           $   17,518               17,366              7.53%
                                                                              ==========               ======              ====

(1) Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 34% tax rate.

------------------------------------------------------------------------------------------------------------------------------
Table 10  Loan Portfolio Composition
------------------------------------------------------------------------------------------------------------------------------

                                                               As of December 31,
                    ----------------------------------------------------------------------------------------------------------
                          1999                  1998                  1997                  1996                  1995
                    ----------------       ----------------      -----------------     ----------------      -----------------
                                % of                   % of                 % of                   % of                  % of
                                Total                  Total                 Total                 Total                 Total
($ in               Amount      Loans      Amount      Loans     Amount      Loans     Amount      Loans     Amount      Loans
thousands)          ------      -----      ------      -----     ------      -----     ------      -----     ------      -----
Commercial,
  financial, &
  agricultural      $58,549     13.96%    $52,415     14.62%    $45,417     16.18%    $33,100     14.83%    $34,438     16.27%
Real estate -
  construction       32,991      7.87%     36,565     10.20%     19,323      6.89%     14,498      6.50%     10,052      4.75%
Real estate -
  mortgage(1)       295,694     70.51%    237,833     66.35%    185,927     66.25%    148,667     66.63%    139,567     65.95%
Installment
  loans to
  individuals        32,113      7.66%     31,649      8.83%     29,971     10.68%     26,860     12.04%     27,566     13.03%
                    -------     -----     -------     -----     -------     -----     -------     -----     -------     -----

 Loans, gross       419,347    100.00%    358,462    100.00%    280,638    100.00%    223,125    100.00%    211,623    100.00%
                               ======                ======                ======                ======                ======
Unamortized
 net deferred
 loan fees &
 unearned
 income                (184)                 (128)                 (125)                  (93)                 (101)
                    -------               -------               -------               -------               -------

Total loans,
  net              $419,163              $358,334              $280,513              $223,032              $211,522
                   ========              ========              ========              ========              ========

(1) The majority of these loans are various personal and commercial loans where real estate provides additional security for the loan.

------------------------------------------------------------------------------------------------------------------------------
Table 11  Loan Maturities
------------------------------------------------------------------------------------------------------------------------------

                                                                     As of December 31, 1999
                                     -----------------------------------------------------------------------------------------
                                         Due within         Due after one year          Due after five
                                          one year            within five years            years                   Total
                                     -------------------   ---------------------    -------------------   --------------------
($ in thousands)                      Amount      Yield       Amount      Yield      Amount      Yield      Amount      Yield
                                      ------      -----       ------      -----      ------      -----      ------      -----
Variable Rate Loans:
   Commercial, financial, and
       agricultural                 $ 20,992       8.90%     $ 9,113      8.83%       $ 866       9.28%   $ 30,971       8.89%
   Real estate - construction         25,320       9.11%       2,407      8.99%           -           -     27,727       9.10%
   Real estate - mortgage             31,336       9.08%      43,779      8.91%      35,832       9.21%    110,947       9.05%
   Installment loans
       to individuals                    199       8.95%       2,772     11.07%         538       9.65%      3,509      10.73%
                                    --------                 -------                  -----               --------
          Total at variable rates     77,847       9.04%      58,071      9.00%      37,236       9.22%    173,154       9.07%
                                    --------                 -------                  -----               --------
Fixed Rate Loans:
   Commercial, financial, and
       agricultural                    9,011       7.10%      16,442      8.46%       2,845       7.00%     28,298       7.88%
   Real estate - construction          4,442       8.09%       1,614      8.28%           -           -      6,056       8.14%
   Real estate - mortgage             27,686       8.70%     118,959      8.35%      36,121       8.42%    182,766       8.42%
   Installment loans
       to individuals                  4,893      10.18%      22,552     10.69%       1,033       8.74%     28,478      10.53%
                                   ---------               ---------               --------              ---------
          Total at fixed rates        46,032       8.49%     159,567      8.69%      39,999       8.33%    245,598       8.59%
                                   ---------               ---------               --------              ---------

          Subtotal                   123,879       8.84%     217,638      8.77%      77,235       8.76%    418,752       8.79%
Nonaccrual loans                         595                                                                   595
                                   ---------               ---------               --------              ---------
           Loans, gross            $ 124,474               $ 217,638               $ 77,235              $ 419,347
                                   =========               =========               ========              =========


The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

------------------------------------------------------------------------------------------------------------------------------
Table 12  Nonperforming Assets
------------------------------------------------------------------------------------------------------------------------------

                                                                                As of December 31,
                                                        ----------------------------------------------------------------------
($ in thousands)                                           1999            1998           1997            1996           1995
                                                           ----            ----           ----            ----           ----
Nonaccrual loans                                        $    595             601            957           1,836            772
Restructured loans                                           257             248            326             350            526
                                                        --------           -----          -----           -----          -----
     Total nonperforming loans                               852             849          1,283           2,186          1,298
Other real estate (included in other assets)                 906             505            560             572          1,393
                                                        --------           -----          -----           -----          -----
     Total nonperforming assets                         $  1,758           1,354          1,843           2,758          2,691
                                                        ========           =====          =====           =====          =====

Nonperforming loans as a percentage
   of total loans                                           0.20%           0.24%          0.46%           0.98%          0.61%
Nonperforming assets as a percentage of
   loans and other real estate                              0.42%           0.38%          0.66%           1.23%          1.26%
Nonperforming assets as a percentage of
   total assets                                             0.31%           0.28%          0.46%           0.82%          0.84%
Allowance for loan losses as a percentage
   of nonperforming loans                                 713.38%         648.29%        372.49%         216.19%        353.39%

------------------------------------------------------------------------------------------------------------------------------
Table 13  Allocation of the Allowance for Loan Losses
------------------------------------------------------------------------------------------------------------------------------

                                                                                  As of December 31,
                                                        ----------------------------------------------------------------------
($ in thousands)                                           1999            1998           1997            1996           1995
                                                           ----            ----           ----            ----           ----
Commercial, financial, and agricultural                 $    726             646            577             462            758
Real estate - construction                                   238             248            201             191            199
Real estate - mortgage                                     3,115           2,663          2,394           2,810          2,516
Installment loans to individuals                             568             663            617             641            620
                                                        --------           -----          -----           -----          -----
Total allocated                                            4,647           4,220          3,789           4,104          4,093
Unallocated                                                1,431           1,284            990             622            494
                                                        --------           -----          -----           -----          -----
Total                                                   $  6,078           5,504          4,779           4,726          4,587
                                                        ========           =====          =====           =====          =====

------------------------------------------------------------------------------------------------------------------------------
Table 14  Loan Loss and Recovery Experience
------------------------------------------------------------------------------------------------------------------------------
                                                                               As of December 31,
                                                      ------------------------------------------------------------------------
($ in thousands)                                          1999            1998           1997            1996           1995
                                                          ----            ----           ----            ----           ----

Loans outstanding at end of year                      $  419,163         358,334        280,513         223,032        211,522
                                                      ==========         =======        =======         =======        =======
Average amount of loans outstanding                   $  386,365         325,477        245,596         217,900        192,035
                                                      ==========         =======        =======         =======        =======
Allowance for loan losses, at
   beginning of year                                  $    5,504           4,779          4,726           4,587          5,009
Provision for loan losses                                    910             990            575             325            900
Allowance of purchased banks                                   -               -              -               -            187
                                                      ----------         -------        -------         -------        -------
                                                           6,414           5,769          5,301           4,912          6,096
Loans charged off:
   Commercial, financial and agricultural                    (53)            (92)           (61)           (209)          (885)
   Real estate - mortgage                                   (126)            (97)          (449)           (196)          (184)
   Installment loans to individuals                         (269)           (245)          (311)           (311)          (531)
                                                      ----------         -------        -------         -------        -------
       Total charge-offs                                    (448)           (434)          (821)           (716)        (1,600)
                                                      ----------         -------        -------         -------        -------

Recoveries of loans previously charged-off:
   Commercial, financial and agricultural                     27              51             89             114             23
   Real estate - mortgage                                     17              18             38             127              6
   Installment loans to individuals                           68             100            141             113             62
   Other                                                       -               -             31             176              -
                                                      ----------         -------        -------         -------        -------
       Total recoveries                                      112             169            299             530             91
                                                      ----------         -------        -------         -------        -------
            Net charge-offs                                 (336)           (265)          (522)           (186)        (1,509)
                                                      ----------         -------        -------         -------        -------
Allowance for loan losses, at end of year             $    6,078           5,504          4,779           4,726          4,587
                                                      ==========         =======        =======         =======        =======

Ratios:
   Net charge-offs as a percent of average loans           0.09%           0.08%          0.21%           0.09%          0.79%
   Allowance for loan losses as a
        percent of  loans at end of year                   1.45%           1.54%          1.70%           2.12%          2.17%
   Allowance for loan losses as a multiple
        of net charge-offs                                18.09x          20.77x          9.16x          25.41x          3.04x
   Provision for loan losses as a percent of net
        charge-offs                                      270.83%         373.58%        110.15%         174.73%         59.64%
   Recoveries of loans previously charged-off
        as a percent of loans charged-off                 25.00%          38.94%         36.42%          74.02%          5.69%

----------------------------------------------------------------------------------------------------------------------------
Table 15  Average Deposits
----------------------------------------------------------------------------------------------------------------------------

                                                                          Year Ended December 31,
                                                 ---------------------------------------------------------------------------
                                                         1999                       1998                     1997
                                                  --------------------       --------------------      -------------------
                                                  Average      Average       Average       Average     Average     Average
                                                   Amount       Rate          Amount        Rate        Amount       Rate
                                                   ------       ----          ------        ----        ------       ----
($ in thousands)
Interest-bearing demand deposits                 $ 118,345      1.82%         $ 105,336      2.23%    $  89,717       2.27%
Savings deposits                                    44,752      2.34%            38,797      2.47%       32,346       2.42%
Time deposits                                      163,849      5.02%           147,036      5.34%      119,158       5.28%
Time deposits > $100,000                            68,128      5.51%            51,836      5.91%       34,872       5.75%
                                                 ---------                    ---------               ---------
     Total interest-bearing deposits               395,074      3.84%           343,005      4.14%      276,093       4.03%
Noninterest bearing deposits                        58,567          -            53,982          -       44,566           -
                                                 ---------                    ---------               ---------
                                                 $ 453,641      3.35%         $ 396,987      3.58%    $ 320,659       3.47%
                                                 =========                    =========               =========

---------------------------------------------------------------------------------------------------------------------------
Table 16  Maturities of Time Deposits of $100,000 or More
--------------------------------------------------------------------------------------------------------------------------

                                                                            As of December 31, 1999
                                                  ------------------------------------------------------------------------
                                                   3 Months      Over 3 to 6     Over 6 to 12      Over 12
                                                    or Less         Months          Months          Months          Total
                                                    -------         ------          ------          ------          -----
(In thousands)
Time deposits of $100,000 or more                 $   35,782        16,175          17,963          11,911          81,831
                                                  ==========        ======          ======          ======          ======

------------------------------------------------------------------------------------------------------------------------------
Table 17   Interest Rate Sensitivity Analysis
------------------------------------------------------------------------------------------------------------------------------

                                                    Repricing schedule for interest-earning assets and interest-bearing liabilities held as of December 31, 1999
                                                    --------------------------------------------------------------------------
                                                     3 Months      Over 3 to 12    Total Within       Over 12
                                                     or Less           Months        12 Months         Months           Total
                                                     -------           ------        ---------         ------           -----
($ in thousands)
Earning assets:
     Loans, net of deferred fees                    $  190,499          31,545         222,044         197,119         419,163
     Securities available for sale                       1,272           6,803           8,075          46,215          54,290
     Securities held to maturity                           540             696           1,236          16,282          17,518
     Short-term investments                             28,632               -          28,632               -          28,632
                                                    ----------          ------         -------         -------         -------
          Total earning assets                      $  220,943          39,044         259,987         259,616         519,603
                                                    ==========          ======         =======         =======         =======

     Percent of total earning assets                    42.52%           7.52%          50.04%          49.96%         100.00%
     Cumulative percent of total earning assets         42.52%          50.04%          50.04%         100.00%         100.00%

Interest-bearing liabilities:
     Savings, NOW and money market deposits         $  164,307               -         164,307               -         164,307
     Time deposits of $100,000 or more                  35,915          34,140          70,055          11,776          81,831
     Other time deposits                                54,702          88,735         143,437          29,882         173,319
     Short-term borrowings                              30,000               -          30,000               -          30,000
                                                    ----------          ------         -------         -------         -------
          Total interest-bearing liabilities        $  284,924         122,875         407,799          41,658         449,457
                                                    ==========         =======         =======          ======         =======
     Percent of total interest-bearing
          liabilities                                   63.39%          27.34%          90.73%           9.27%         100.00%
     Cumulative percent of total interest-
          bearing liabilities                           63.39%          90.73%          90.73%         100.00%         100.00%

Interest sensitivity gap                            $ (63,981)        (83,831)       (147,812)         217,958          70,146
Cumulative interest sensitivity gap                   (63,981)       (147,812)       (147,812)          70,146          70,146
Cumulative interest sensitivity gap
     as a percent of total earning assets              -12.31%         -28.45%         -28.45%          13.50%          13.50%
Cumulative ratio of interest-sensitive
     assets to interest-sensitive liabilities           77.54%          63.75%          63.75%         115.61%         115.61%

------------------------------------------------------------------------------------------------------------------------------------
Table 18  Market Risk Sensitive Instruments
------------------------------------------------------------------------------------------------------------------------------------


                                   Expected Maturities of Market Sensitive Instruments Held
                                       at December 31, 1999 Occurring in Indicated Year
                          -------------------------------------------------------------------------
                                                                                                        Average      Estimated
                                                                                                        Interest        Fair
($ in thousands)            2000        2001      2002       2003       2004      Beyond      Total      Rate (1)       Value
                            ----        ----      ----       ----       ----      ------      -----     ---------    ---------
Debt Securities- at
   amortized cost (2)    $  9,575      3,365      8,182     15,894     14,183     20,925     72,124      6.39%      $ 70,060
Loans - fixed (3)          46,759     23,248     36,543     43,810     53,627     39,998    243,985      8.59%       243,224
Loans - adjustable (3)     83,071     17,411     19,406     15,680     23,232     15,783    174,583      9.07%       174,583
                         --------     ------     ------     ------     ------     ------    -------                ---------
  Total                  $139,405     44,024     64,131     75,384     91,042     76,706    490,692      8.44%      $487,867
                         ========     ======     ======     ======     ======     ======    =======      ====      =========

Savings, NOW, and
money market
deposits                 $164,307       --         --         --         --         --      164,307      2.02%      $164,307
Time deposits             213,492     28,398      5,732      3,256      2,313      1,959    255,150      5.22%       255,464
Short-term borrowings      30,000       --         --         --         --         --       30,000      5.27%        30,000
                         --------     ------     ------     ------     ------     ------    -------                ---------
  Total                  $407,799     28,398      5,732      3,256      2,313      1,959    449,457      4.06%      $449,771
                         ========     ======     ======     ======     ======     ======    =======      ====      =========

(1) Tax-exempt securities are reflected at a tax-equivalent basis using a 34% tax rate.
(2) Callable securities with above market interest rates at December 31, 1999 are assumed to mature at their call date for purposes of this table.
(3)   Excludes nonaccrual loans and allowance for loan losses.

---------------------------------------------------------------------------------------------------------------------
Table 19  Return on Assets and Equity
---------------------------------------------------------------------------------------------------------------------
                                                                           For the Year Ended December 31,
                                                                -----------------------------------------------------
                                                                1999                    1998                   1997
                                                                ----                    ----                   ----
Return on assets                                                 1.29%                  1.28%                   1.39%
Return on equity                                                15.56%                 14.59%                  14.31%
Dividend payout ratio per basic share                           30.82%                 32.00%                  31.53%
Average shareholders' equity to average assets                   8.30%                  8.79%                   9.73%

----------------------------------------------------------------------------------------------------------------------
Table 20  Risk-Based and Leverage Capital Ratios
----------------------------------------------------------------------------------------------------------------------
                                                                                  As of December 31,
                                                            ----------------------------------------------------------
($ in thousands)                                                 1999                    1998                    1997
                                                                ----                    ----                    ----
Risk-Based and Leverage Capital
Tier I capital:
     Common shareholders' equity                           $    43,942                  40,494                  36,765
     Intangible assets                                          (5,261)                 (5,843)                 (6,487)
     Accumulated other comprehensive loss (income)               1,184                     (37)                   (186)
                                                           -----------                  ------                  ------
               Total Tier I leverage capital                    39,865                  34,614                  30,092
                                                           -----------                  ------                  ------
Tier II capital:
     Allowable allowance for loan losses                         5,158                   4,493                   3,466
                                                           -----------                  ------                  ------
               Tier II capital additions                         5,158                   4,493                   3,466
                                                           -----------                  ------                  ------
Total risk-based capital                                   $    45,023                  39,107                  33,558
                                                           ===========                  ======                  ======
Risk adjusted assets                                       $   416,693                 365,288                 283,924
Tier I risk-adjusted assets
   (includes Tier I capital adjustments)                       412,616                 359,408                 277,251
Tier II risk-adjusted assets
   (includes Tiers I and II capital adjustments)               417,774                 363,901                 280,717
Fourth quarter average assets                                  550,078                 475,698                 386,291
Adjusted fourth quarter average assets
   (includes Tier I capital adjustments)                       546,001                 469,818                 379,618

Risk-based capital ratios:
   Tier I capital to Tier I risk adjusted assets                 9.66%                   9.63%                  10.85%
   Minimum required Tier I capital                               4.00%                   4.00%                   4.00%
   Threshold for well-capitalized status                         6.00%                   6.00%                   6.00%

   Total risk-based capital to
         Tier II risk-adjusted assets                           10.78%                  10.75%                  11.95%
   Minimum required total risk-based capital                     8.00%                   8.00%                   8.00%
   Threshold for well-capitalized status                        10.00%                  10.00%                  10.00%

Leverage capital ratios:
   Tier I leverage capital to
       adjusted fourth quarter average assets                    7.30%                   7.37%                   7.93%
   Minimum required Tier I leverage capital                      4.00%                   4.00%                   4.00%
   Threshold for well-capitalized status                         5.00%                   5.00%                   5.00%

--------------------------------------------------------------------------------------------------------------------------------
Table 21  Quarterly Financial Summary
--------------------------------------------------------------------------------------------------------------------------------
                                                      1999                                             1998
                                 ---------------------------------------------    ----------------------------------------------
($ in thousands except             Fourth       Third       Second      First       Fourth       Third       Second       First
per share data)                   Quarter      Quarter      Quarter    Quarter      Quarter     Quarter      Quarter     Quarter
                                  -------      -------      -------    -------      -------     -------      -------     -------
Income Statement Data
Interest income, taxable
   equivalent                   $ 10,814       10,101       9,643       9,310     $ 9,413        9,339       8,851       8,401
Interest expense                   4,467        3,880       3,751       3,712       3,780        3,815       3,526       3,235
Net interest income,
   taxable equivalent              6,347        6,221       5,892       5,598       5,633        5,524       5,325       5,166
Taxable equivalent,
   adjustment                        130          143         149         152         160          157         167         176
Net interest income                6,217        6,078       5,743       5,446       5,473        5,367       5,158       4,990
Provision for loan losses            245          205         260         200         250          250         210         280
Net interest income
   after provision  for losses     5,972        5,873       5,483       5,246       5,223        5,117       4,948       4,710
Noninterest income                 1,261        1,242       1,310       1,308       1,210        1,173       1,083       1,190
Noninterest expense                4,628        4,606       4,307       4,275       4,099        4,003       3,892       3,918
Income before income taxes         2,605        2,509       2,486       2,279       2,334        2,287       2,139       1,982
Income taxes                         828          771         858         803         829          805         749         676
Net income                         1,777        1,738       1,628       1,476       1,505        1,482       1,390       1,306
------------------------------------------------------------------------------------------------------------------------------
Per Share Data
Earnings - basic                 $  0.39         0.38        0.36        0.33     $  0.33         0.33        0.31        0.29
Earnings - diluted                  0.38         0.37        0.35        0.32        0.32         0.32        0.30        0.28
Cash dividends declared           0.1133       0.1133      0.1133      0.1133        0.10         0.10        0.10        0.10
Dividend payout per
basic share                        29.05%       29.82%      31.47%      34.33%      30.30%       30.30%      32.26%      34.48%
Market Price
     High                        $ 20.00        19.67       18.17       19.83     $ 22.00        22.67       24.67       28.00
     Low                           15.50        15.71       14.67       16.00       16.00        19.33       20.67       19.50
     Close                         16.50        19.00       18.00       17.33       19.33        19.33       22.67       25.17
Stated book value                   9.65         9.46        9.22        9.08        8.94         8.76        8.50        8.29
Tangible book value                 8.50         8.27        8.00        7.83        7.65         7.43        7.14        6.89
------------------------------------------------------------------------------------------------------------------------------
Selected Average Balances
Assets                         $ 550,078      510,346     500,953     488,851    $475,698      456,878     433,047     407,233
Loans                            407,545      392,983     380,335     364,597     350,443      337,967     319,660     293,838
Earning assets                   515,478      478,636     469,093     457,237     444,553      426,473     403,033     377,373
Deposits                         472,490      452,890     449,226     439,958     427,212      405,188     390,264     365,284
Interest-bearing liabilities     440,581      405,108     394,507     384,941     372,087      357,023     336,151     316,851
Shareholders' equity              43,965       42,885      41,995      41,255      40,497       39,489      38,328      37,470
------------------------------------------------------------------------------------------------------------------------------

Ratios
Return on average assets           1.28%        1.35%       1.30%       1.22%       1.26%        1.29%       1.29%       1.30%
Return on average equity          16.04%       16.08%      15.55%      14.51%      14.74%       14.89%      14.55%      14.14%
Average equity to
   average assets                  7.99%        8.40%       8.38%       8.44%       8.51%        8.64%       8.85%       9.20%
Risk-based capital ratios:
   Tier I capital                  9.66%        9.70%       9.55%       9.71%       9.63%       10.00%      10.15%      10.31%
   Total risk-based capital       10.78%       10.81%      10.66%      10.83%      10.75%       11.11%      11.25%      11.41%
   Tier I leverage capital         7.30%        7.58%       7.43%       7.34%       7.37%        7.41%       7.55%       7.76%
Average loans to
    average deposits              86.25%       86.77%      84.66%      82.87%      82.03%       83.41%      81.91%      80.44%
Average earning assets to
   interest-bearing liabilities  117.00%      118.15%     118.91%     118.78%     119.48%      119.45%     119.90%     119.10%
Net interest margin                4.88%        5.16%       5.04%       4.97%       5.03%        5.14%       5.30%       5.55%
Nonperforming loans as a
   percent of total loans          0.20%        0.20%       0.23%       0.23%       0.24%        0.24%       0.18%       0.29%
Nonperforming assets as a
   percent of loans and
   other real estate               0.42%        0.41%       0.37%       0.37%       0.38%        0.39%       0.36%       0.41%
Nonperforming assets as a
   percent of total assets         0.31%        0.31%       0.27%       0.27%       0.28%        0.28%       0.27%       0.30%
Net charge-offs as a percent
   of average loans                0.15%        0.04%       0.11%       0.04%       0.16%        0.02%       0.07%       0.07%
------------------------------------------------------------------------------------------------------------------------------

Item 8.  Financial Statements
               and Supplementary Data

                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998
($ in thousands)                                                           1999                1998
----------------------------------------------------------------------------------------------------------
ASSETS
Cash & due from banks, noninterest-bearing                            $   23,055              22,073
Due from banks, interest-bearing                                          15,231               8,398
Federal funds sold                                                        12,280               8,295
                                                                      ----------             -------
     Total cash and cash equivalents                                      50,566              38,766
                                                                      ----------             -------
Securities available for sale (costs of
     $56,231 in 1999 and $58,740 in 1998)                                 54,290              58,800

Securities held to maturity (fair values of
     $17,366 in 1999 and $19,223 in 1998)                                 17,518              18,480

Presold mortgages in process of settlement                                 1,121               2,619

Loans                                                                    419,163             358,334
   Less:  Allowance for loan losses                                      (6,078)             (5,504)
                                                                      ----------             -------
   Net loans                                                             413,085             352,830
                                                                      ----------             -------

Premises and equipment                                                    10,063               9,091
Accrued interest receivable                                                3,373               2,789
Intangible assets                                                          5,261               5,843
Other                                                                      4,170               2,620
                                                                      ----------             -------
          Total assets                                                $  559,447             491,838
                                                                      ==========             =======

LIABILITIES
Deposits:   Demand - noninterest-bearing                              $   60,566              62,479
            Savings, NOW, and money market                               164,307             160,428
            Time deposits of $100,000 or more                             81,831              60,720
            Other time deposits                                          173,319             156,639
                                                                      ----------             -------
               Total deposits                                            480,023             440,266
Short-term borrowings                                                     30,000               6,000
Accrued interest payable                                                   3,457               3,080
Other liabilities                                                          2,025               1,998
                                                                      ----------             -------
     Total liabilities                                                   515,505             451,344
                                                                      ----------             -------
SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Authorized: 12,500,000 shares
     Issued and outstanding: 4,551,641 shares in 1999 and
          4,531,905 shares in 1998                                        19,075              18,970

Retained earnings                                                         26,051              21,487
Accumulated other comprehensive income (loss)                            (1,184)                  37
                                                                      ----------             -------
     Total shareholders' equity                                           43,942              40,494
                                                                      ----------             -------
          Total liabilities and shareholders' equity                  $  559,447             491,838
                                                                      ==========             =======

See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income
                  Years Ended December 31, 1999, 1998 and 1997


($ in thousands, except per share data)                            1999             1998             1997
----------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                      $ 34,120           30,186           23,754
Interest on investment securities:
     Taxable interest income                                       3,271            2,898            3,610
     Tax-exempt interest income                                      890            1,035            1,189
Other, principally overnight investments                           1,013            1,225              644
                                                               ---------        ---------        ---------
     Total interest income                                        39,294           35,344           29,197
                                                               ---------        ---------        ---------
INTEREST EXPENSE
Savings, NOW and money market                                      3,202            3,305            2,820
Time deposits of $100,000 or more                                  3,755            3,063            2,004
Other time deposits                                                8,230            7,845            6,296
Short-term borrowings                                                623              143                3
                                                               ---------        ---------        ---------
     Total interest expense                                       15,810           14,356           11,123
                                                               ---------        ---------        ---------
Net interest income                                               23,484           20,988           18,074
Provision for loan losses                                            910              990              575
                                                               ---------        ---------        ---------
Net interest income after provision for loan losses               22,574           19,998           17,499
                                                               ---------        ---------        ---------
NONINTEREST INCOME
Service charges on deposit accounts                                2,835            2,595            2,413
Other service charges, commissions and fees                        1,311            1,028              769
Fees from presold mortgage loans                                     622              537              284
Commissions from insurance sales                                     264              240              278
Data processing fees                                                  50                5              274
Loan sale gains                                                       34              227                -
Securities gains (losses)                                             20               29              (12)
Other losses, net                                                    (15)              (5)             (24)
Other nonrecurring net gains                                           -                -              168
                                                               ---------        ---------        ---------
     Total noninterest income                                      5,121            4,656            4,150
                                                               ---------        ---------        ---------
NONINTEREST EXPENSES
Salaries                                                           7,909            7,127            6,225
Employee benefits                                                  1,837            1,563            1,315
                                                               ---------        ---------        ---------
   Total personnel expense                                         9,746            8,690            7,540
Net occupancy expense                                              1,165            1,017              954
Equipment related expenses                                         1,133              918              858
Other operating expenses                                           5,772            5,287            4,736
                                                               ---------        ---------        ---------
     Total noninterest expenses                                   17,816           15,912           14,088
                                                               ---------        ---------        ---------
Income before income taxes                                         9,879            8,742            7,561
Income taxes                                                       3,260            3,059            2,549
                                                               ---------        ---------        ---------

NET INCOME                                                      $  6,619            5,683            5,012
                                                                ========        =========        =========

Earnings per share:
     Basic                                                      $   1.46             1.25             1.11
     Diluted                                                        1.43             1.22             1.08

Weighted average common shares outstanding:
     Basic                                                     4,528,132        4,531,092        4,525,854
     Diluted                                                   4,632,233        4,657,746        4,628,892

See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                  Years Ended December 31, 1999, 1998 and 1997

($ in thousands)                                         1999            1998           1997
----------------------------------------------------------------------------------------------------------

Net income                                             $ 6,619          5,683          5,012
                                                       -------          -----          -----
Other comprehensive income (loss):
   Unrealized gains (losses) on securities
     available for sale:
     Unrealized holding gains (losses) arising
        during the period, pretax                       (1,981)          (193)            49
          Tax benefit (expense)                            773             62            (17)
     Reclassification to realized (gains) losses           (20)           (29)            12
          Tax expense (benefit)                              7             11             (4)
                                                       -------          -----          -----
Other comprehensive income (loss)                       (1,221)          (149)            40
                                                       -------          -----          -----
Comprehensive income                                   $ 5,398          5,534          5,052
                                                       =======          =====          =====


See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                  Years Ended December 31, 1999, 1998 and 1997

                                                                                          Accumulated      Total
                                                       Common Stock                         Other          Share-
                                                  ---------------------     Retained     Comprehensive     holders'
(In thousands, except per share)                   Shares       Amount      Earnings      Income (Loss)    Equity
------------------------------------------------------------------------------------------------------------------
Balances, January 1, 1997                          3,016      $ 18,913        14,173           146        33,232
Effect of 1999 3-for-2 stock split                 1,509
                                                  ------      --------        ------        ------        ------
Balances, January 1, 1997 adjusted                 4,525        18,913        14,173           146        33,232

Net income                                                                     5,012                       5,012
Cash dividends declared ($0.3467 per share)                                   (1,569)                     (1,569)
Common stock issued under
      stock option plans                               6            50                                        50
Other comprehensive income                                                                      40            40
                                                  ------      --------        ------        ------        ------
Balances, December 31, 1997                        4,531        18,963        17,616           186        36,765
                                                  ------      --------        ------        ------        ------
Net income                                                                     5,683                       5,683
Cash dividends declared ($0.4000 per share)                                   (1,812)                     (1,812)
Common stock issued under
     stock option plans                                1            13                                        13
Purchases and retirement of common stock                            (6)                                       (6)
Other comprehensive loss                                                                      (149)         (149)
                                                  ------      --------        ------        ------        ------

Balances, December 31, 1998                        4,532        18,970        21,487            37        40,494
                                                  ------      --------        ------        ------        ------

Net income                                                                     6,619                       6,619
Cash dividends declared ($0.4533 per share)                                   (2,055)                     (2,055)
Common stock issued under
     stock option plans                               23           167                                       167
Common stock issued into
     dividend reinvestment plan                       16           296                                       296
Purchases and retirement of common stock             (19)         (358)                                     (358)
Other comprehensive loss                                                                    (1,221)       (1,221)
                                                  ------      --------        ------        ------        ------

Balances, December 31, 1999                        4,552      $ 19,075        26,051        (1,184)       43,942
                                                  ======      ========        ======        ======        ======


See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1999, 1998 and 1997


($ in thousands)                                                                1999              1998              1997
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                        $  6,619             5,683             5,012
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                         910               990               575
     Net security premium amortization (discount accretion)                            300               223               (15)
     Gains on sales of loans                                                           (34)             (227)                -
     Proceeds from sales of loans                                                    3,688             6,664                 -
     Losses (gains) on sales of securities available for sale                          (20)              (29)               12
     Loss on disposal of premises and equipment                                         38                27                10
     Loan fees and costs deferred, net of amortization                                  56                 2                33
     Depreciation of premises and equipment                                            967               761               715
     Amortization of intangible assets                                                 636               655               546
     Provision for deferred income taxes                                              (162)              180               (62)
     Decrease (increase) in accrued interest receivable                               (584)               77              (454)
     Decrease (increase) in other assets                                             1,270            (1,152)              776
     Increase in accrued interest payable                                              377               781               370
     Decrease in other liabilities                                                     (36)             (443)             (149)
                                                                                 ---------            ------            ------
          Net cash provided by operating activities                                 14,025            14,192             7,369
                                                                                 ---------            ------            ------
Cash Flows From Investing Activities
     Purchases of securities available for sale                                    (17,455)          (47,180)          (37,289)
     Purchases of securities held to maturity                                       (2,897)             (759)           (2,399)
     Proceeds from sales of securities available for sale                            3,017             8,053             8,361
     Proceeds from  maturities/issuer  calls of securities available for            16,664            30,209            32,678
        sale                                                                         3,863             3,113             3,846
     Proceeds from maturities/issuer calls of securities held to
        maturity                                                                   (64,995)          (84,554)          (58,208)
     Net increase in loans
     Purchases of premises and equipment                                            (2,292)           (1,246)           (1,842)
     Net cash received in purchase of deposits                                           -                 -            12,658
                                                                                 ---------            ------            ------
          Net cash used in investing activities                                    (64,095)          (92,364)          (42,195)
                                                                                 ---------            ------            ------
Cash Flows From Financing Activities
     Net increase in deposits                                                       39,757            79,042            49,018
     Proceeds from short-term borrowings, net                                       24,000             6,000                 -
     Cash dividends paid                                                            (1,992)           (1,752)           (1,508)
     Proceeds from issuance of common stock                                            463                13                50
     Purchases and retirement of common stock                                         (358)               (6)                -
                                                                                 ---------            ------            ------
          Net cash provided by financing activities                                 61,870            83,297            47,560
                                                                                 ---------            ------            ------
Increase In Cash And Cash Equivalents                                               11,800             5,125            12,734
Cash And Cash Equivalents, Beginning Of Period                                      38,766            33,641            20,907
                                                                                 ---------            ------            ------
Cash And Cash Equivalents, End Of Period                                         $  50,566            38,766            33,641
                                                                                 =========            ======            ======

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the period for:
     Interest                                                                    $  15,433            13,575            10,753
     Income taxes                                                                    3,629             2,963             2,350
Non-cash transactions:
     Foreclosed loans transferred to other real estate                                 120                29               172
     Increase (decrease) in fair value of securities available for sale            (2,001)             (222)                61
     Premises and equipment transferred to other real estate                           315               206                 -
     Loans to facilitate sales of other real estate                                      -                 -                61

See accompanying notes to consolidated financial statements.

                                       47

                         First Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 1.  Summary of Significant Accounting Policies

     (a) Basis of Presentation - The consolidated financial statements include the accounts of First Bancorp (the Company) and its wholly owned subsidiaries:
First Bank (the Bank) and its wholly owned subsidiaries - First Bank Insurance Services, Inc. (First Bank Insurance) and First Troy Realty Corporation (First Troy; Montgomery Data Services, Inc. (Montgomery Data); and First Bancorp Financial Services, Inc., (First Bancorp Financial), formerly First Recovery, Inc. All significant intercompany accounts and transactions have been eliminated. The Company is a bank holding company. The principal activity of the Company is the ownership and operation of First Bank, a state chartered bank with its main office in Troy, North Carolina. The Company also owns and operates Montgomery Data, a data processing company, and First Bancorp Financial, a real estate investment subsidiary, both of which are also headquartered in Troy. First Bank Insurance is a provider of non-FDIC insured investment and insurance products. First Troy was formed in 1999 as a real estate investment trust and allows the Bank to centrally manage a portion of its real estate portfolio

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by the Company in the preparation of its consolidated financial statements are the determination of the allowance for loan losses, the valuation of other real estate, the valuation allowance for deferred tax assets and fair value estimates for financial instruments.

    (b) Cash and Cash Equivalents - The Company considers all highly liquid assets such as cash on hand, noninterest-bearing and interest-bearing amounts due from banks and federal funds sold to be "cash equivalents."

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

     A loan is placed on nonaccrual status when, in management's judgment, the collection of interest appears doubtful. The accrual of interest is discontinued on all loans that become 90 days past due with respect to principal or interest. While a loan is on nonaccrual status, the Company's policy is that all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off. Further cash receipts are recorded as interest income to the extent that any interest has been foregone. Loans are removed from nonaccrual status when they become current as to both principal and interest and when concern no longer exists as to the collectibility of principal or interest. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms.

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

    (f) Presold Mortgages in Process of Settlement and Loans Held for Sale - As a part of normal business operations, the Company originates residential mortgage loans that have been pre-approved by secondary investors. The terms of the loans are set by the secondary investors and are transferred to them at par within several weeks of the Company initially funding the loan. The Company receives origination fees from borrowers and servicing release premiums from the investors that are recognized on the income statement in the line item "fees from presold mortgages." Between the initial funding of the loans by the Company and the subsequent reimbursement by the investors, the Company carries the loans on its balance sheet at cost.

     Periodically, the Company originates commercial loans that are intended for resale. The Company carries these loans at the lower of cost or fair value at each reporting date. There were no loans held for sale as of December 31, 1999 or 1998.

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

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on the examiners' judgment about information available to them at the time of their examinations.

     (h) Other Real Estate - Other real estate, which includes foreclosed, repossessed, and idled properties, is recorded at the lower of cost or fair value based on recent appraisals, less estimated costs to sell. Declines in the fair value of other real estate are recorded by a charge to expense during the period of decline.

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

    (j) Intangible Assets - The Company has recorded certain intangible assets in connection with branch and business acquisitions, principally deposit base premiums and goodwill. These intangibles are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 15 years. At December 31, 1999 and 1998, acquisition related intangibles that had not been fully amortized totaled $8,145,000, less accumulated amortization of $3,022,000 and $2,386,000, respectively. These intangible assets are subject to periodic review and are adjusted for any impairment in value.

     In accordance with applicable accounting standards, the Company records an intangible asset in connection with a defined benefit pension plan to fully accrue for its liability. This intangible asset is adjusted annually in accordance with actuarially determined amounts. The amount of this intangible asset was $138,000 and $84,000 at December 31, 1999 and 1998, respectively.

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

    (l) Per Share Amounts - Basic Earnings Per Share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Currently, the Company's only potential dilutive common stock issuances relate to options that have been issued under the Company's stock option plan. In computing Diluted Earnings Per Share, it is assumed that all such dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate Diluted Earnings Per Share for the Company.

     The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Share:

                                                            For the Years Ended December 31,
                        -------------------------------------------------------------------------------------------------------
                                    1999                                1998                                 1997
                        ---------------------------------    -------------------------------     ------------------------------
($ in thousands,        Income      Shares                   Income     Shares                   Income      Shares
   except per           (Numer-    (Denom-      Per Share    (Numer-   (Denom-     Per Share     (Numer-    (Denom-   Per Share
   share amounts)        ator       inator        Amount      ator)     inator       Amount       Amount     ator)      Amount
                        -------   ---------     --------     ------    ---------    -------      -------  ---------    --------
Basic EPS               $6,619    4,528,132     $  1.46      $5,683    4,531,092    $  1.25      $5,012   4,525,854    $  1.11
                                                =======                             =======                            =======
Effect of Dilutive
   Securities                -      104,101                       -      126,654                      -     103,038
                        ------    ---------                  ------    ---------                 ------   ---------

Diluted EPS             $6,619    4,632,233     $  1.43      $5,683    4,657,746    $  1.22      $5,012   4,628,892    $  1.08
                        ======    =========     =======      ======    =========    =======      ======   =========    =======


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

     Deposit Liabilities - The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand as of December 31, 1999 and 1998. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

     Commitments to Extend Credit and Standby Letters of Credit - At December 31, 1999 and 1998, the Company's off-balance sheet financial instruments had no carrying value. The large majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short terms to maturity. Therefore, the fair value for these financial instruments is considered to be immaterial.

    (n) Impairment - The Company reviews its long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company's policy is that an impairment loss is recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. Those assets to be disposed of are to be reported at the lower of the carrying amount or fair value, less costs to sell. To date, the Company has not had to record any impairment write-downs of its long-lived assets or goodwill.

    (o) Comprehensive Income - Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. As of and for the periods presented, the sole component of other comprehensive income for the Company has consisted of the unrealized gains and losses, net of taxes, of the Company's available for sale securities portfolio.

    (p) Segment Reporting - Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. In all material respects, the Company's operations are entirely within the commercial banking segment, and the financial statements presented herein reflect the results of that segment. Also, the Company has no foreign operations or customers.

    (q)   Reclassifications   -  Certain  amounts  for  prior  years  have  been
reclassified to conform to the 1999 presentation. The reclassifications had no effect on net income or shareholders' equity as previously presented, nor did they materially impact trends in financial information.

Note 2.  Acquisitions

     On December 16, 1999, the Company announced the signing of a definitive merger agreement with First Savings Bancorp, Inc., the holding company for First Savings Bank of Moore County, SSB. First Savings Bancorp, headquartered in Southern Pines, North Carolina, has total assets of $330 million, with loans of $224 million and deposits of $232 million. The terms of the transaction call for First Bancorp to exchange 1.2468 shares of its stock for each share of First Savings Bancorp stock outstanding. The transaction is expected to be consummated in the second quarter of 2000.

     On November 14, 1997, First Bank acquired a First Union National Bank branch located in Lillington, North Carolina. Real and personal property acquired totaled approximately $237,000 and deposits assumed totaled approximately $14,345,000. No loans were included in the purchase. First Bank recorded an intangible asset of approximately $1,588,000 in connection with the transaction.

     On December 15, 1995, First Bank completed a cash acquisition of the Laurinburg and Rockingham branches of First Scotland Bank. A $786,000 intangible asset was recorded in addition to the approximately $15 million in assets and deposits that were acquired.

     On August 25, 1994, First Bank completed a cash acquisition of Central State Bank in High Point, North Carolina. The purchase of this institution, with approximately $35 million in assets, resulted in the Company recording intangible assets totaling approximately $5.8 million.

Note 3.  Securities

     The book values and approximate fair values of investment securities at December 31, 1999 and 1998 are summarized as follows:

                                                      1999                                            1998
                                 ---------------------------------------------    ---------------------------------------------
                                 Amortized     Fair            Unrealized         Amortized     Fair           Unrealized
                                   Cost        Value       Gains      (Losses)       Cost       Value       Gains      (Losses)
                                   ----        -----       -----      --------       ----       -----       -----      --------
(In thousands)
Securities available for sale:
  U.S. Treasury                   $   502         514        12         --           503         544          41          --
  U.S. Government agencies         33,408      31,873        --     (1,535)       28,560      28,636         130         (54)
  Mortgage-backed securities       19,424      19,035        20       (409)       27,454      27,406          89        (137)
  State and local governments       1,272       1,272        --         --           896         896          --          --
  Equity securities                 1,625       1,596        --        (29)        1,327       1,318           1         (10)
                                  -------      ------       ---      ------       ------      ------         ---        ----
Total available for sale          $56,231      54,290        32     (1,973)       58,740      58,800         261        (201)
                                  =======      ======      ====      ======       ======      ======         ====       ====

Securities held to maturity:
  State and local governments     $17,221      17,069       153        (305)      18,121      18,864         743          --
  Other                               297         297        --          --          359         359          --          --
                                  -------      ------       ---      ------       ------      ------         ---        ----
Total held to maturity            $17,518      17,366       153        (305)      18,480      19,223         743          --
                                  =======      ======      ====      ======       ======      ======        ====        ====

     Included in mortgage-backed securities at December 31, 1999 were collateralized mortgage obligations with an amortized cost of $10,955,000 and a fair value of $10,824,000. Included in mortgage-backed securities at December 31, 1998 were collateralized mortgage obligations with an amortized cost of $16,656,000 and a fair value of $16,620,000.

     The Company owned Federal Home Loan Bank stock with a cost and fair value of $1,500,000 at December 31, 1999 and $1,204,000 at December 31, 1998, which is reflected as equity securities above and serves as part of the collateral for the Company's line of credit with the Federal Home Loan Bank (see Note 8 for additional discussion). The investment in this stock is a requirement for membership in the Federal Home Loan Bank system.

    The book values and approximate fair values of investment securities at December 31, 1999, by contractual maturity, are summarized as in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Securities Available for Sale                Securities Held to Maturity
                                                      -----------------------------                ---------------------------
                                                         Amortized          Fair                    Amortized           Fair
(In thousands)                                             Cost             Value                     Cost              Value
                                                         ---------          ------                  ---------           ------
Debt securities
    Due within one year                                  $   3,275           3,268                  $   1,236            1,240
    Due after one year but within five years                23,995          22,922                      6,568            6,635
    Due after five years but within ten years                7,912           7,469                      7,752            7,625
    Due after ten years                                          -               -                      1,962            1,866
    Mortgage-backed securities                              19,424          19,035                          -                -
                                                         ---------          ------                  ---------           ------
       Total debt securities                                54,606          52,694                     17,518           17,366

Equity securities                                            1,625           1,596                          -                -
                                                         ---------          ------                  ---------           ------
       Total securities                                  $  56,231          54,290                  $  17,518           17,366
                                                         =========          ======                  =========           ======

     At December 31, 1999 and 1998, investment securities with book values of $18,553,000 and $18,384,000, respectively, were pledged as collateral for public deposits.

    Sales of securities available for sale with aggregate proceeds of $3,017,000 in 1999, $8,053,000 in 1998, and $8,361,000 in 1997 resulted in gross gains of
$20,000 in 1999, gross gains of $32,000 and gross losses of $3,000 in 1998, and gross losses of $12,000 in 1997.

Note 4.  Loans And Allowance For Loan Losses

    Loans at December 31, 1999 and 1998 are summarized as follows:

(In thousands)                                    1999              1998
                                               ---------          -------
Commercial, financial, and agricultural        $  58,549           52,415
Real estate - construction                        32,991           36,565
Real estate - mortgage                           295,694          237,833
Installment loans to individuals                  32,113           31,649
                                               ---------          -------
    Subtotal                                     419,347          358,462
Unamortized net deferred loan fees                  (184)            (128)
                                               ---------          -------
    Loans, net of deferred fees                $ 419,163          358,334
                                               =========          =======

    Loans described above as "Real estate - mortgage" included loans secured by 1-4 family dwellings in the amounts of $157,610,000 and $134,389,000 as of December 31, 1999 and 1998, respectively. The loans above also include loans to executive officers and directors and to their associates totaling approximately $6,729,000 and $7,895,000 at December 31, 1999 and 1998, respectively. During 1999, additions to such loans were approximately $2,445,000 and repayments totaled approximately $3,611,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features.

    Nonperforming assets at December 31, 1999 and 1998 are as follows:

(In thousands)                                                1999         1998
                                                             ------        -----
Loans:  Nonaccrual loans                                     $  595          601
        Restructured loans                                      257          248
                                                             ------        -----
Total nonperforming loans                                       852          849
Other real estate (included in other assets)                    906          505
                                                             ------        -----
     Total nonperforming assets                              $1,758        1,354
                                                             ======        =====

    At December 31, 1999 and 1998 there were no loans 90 days or more past due that were still accruing interest.

    If the nonaccrual loans and restructured loans as of December 31, 1999, 1998 and 1997 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $58,000, $60,000 and $91,000 for nonaccrual loans and $27,000, $25,000 and $34,000 for restructured loans would have been recorded for 1999, 1998 and 1997, respectively. Interest income on such loans that was actually collected and included in net income in 1999, 1998 and 1997 amounted to approximately $22,000, $22,000 and $32,000 for nonaccrual loans (prior to their being placed on nonaccrual status) and $24,000, $24,000 and $25,000 for restructured loans, respectively.

    Activity in the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997 is as follows:

(In thousands)                               1999           1998          1997
                                            -------         -----         -----
Balance, beginning of year                  $ 5,504         4,779         4,726
Provision for loan losses                       910           990           575
Recoveries of loans charged-off                 112           169           299
Loans charged-off                              (448)         (434)         (821)
                                            -------         -----         -----
Balance, end of year                        $ 6,078         5,504         4,779
                                            =======         =====         =====

     At December 31, 1999, the recorded investment in loans that are considered to be impaired was $281,000, of which all were on a nonaccrual basis. At December 31, 1998, the Company had no loans that were considered to be impaired. The related allowance for loan losses for the impaired loans at December 31, 1999 was $42,000. There were no impaired loans at December 31, 1999 for which there was no related allowance. The average recorded investments in impaired loans during the years ended December 31, 1999, 1998 and 1997 were approximately $123,000, $110,000, and $654,000, respectively. For the years ended December 31, 1999, 1998 and 1997, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

Note 5.  Premises And Equipment

     Premises and equipment at December 31, 1999 and 1998 consist of the following:

(In thousands)                                            1999           1998
                                                        --------          -----
Land                                                    $  2,165          1,801
Buildings                                                  8,023          7,603
Furniture and equipment                                    7,120          6,151
Leasehold improvements                                       528            528
                                                        --------          -----
    Total cost                                            17,836         16,083
Less accumulated depreciation and amortization            (7,773)        (6,992)
                                                        --------          -----
    Net book value of premises and equipment            $ 10,063          9,091
                                                        ========          =====

Note 6.  Income Taxes

     The components of income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 are as follows:

(In thousands)                        1999        1998          1997
                                   -------        -----        -----
Current   - Federal                $ 3,339        2,466        2,321
          - State                       83          413          290
Deferred  - Federal                   (162)         180         (62)
                                   -------        -----        -----
     Total                         $ 3,260        3,059        2,549
                                   =======        =====        =====

     The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 1999 and 1998 are presented below:

(In thousands)                                                                                   1999                    1998
                                                                                               ---------              ---------
Deferred tax assets:
     Allowance for loan losses                                                                $   2,019                1,655
     Excess book over tax retirement plan cost                                                      102                   70
     Basis of investment in subsidiary                                                               68                   69
     Net loan fees recognized for tax reporting purposes                                             71                   50
     Reserve for employee medical expense for financial reporting purposes                           12                   12
     Deferred compensation                                                                           40                   43
     Excess of book over tax related to intangible assets                                            83                   33
     Unrealized loss on securities available for sale                                               757                    -
     All other                                                                                       99                  165
                                                                                                  -----                -----
        Gross deferred tax assets                                                                 3,251                2,097
         Less: Valuation allowance                                                                 (118)                 (99)
                                                                                                  -----                -----
              Net deferred tax assets                                                             3,133                1,998
                                                                                                  -----                -----
Deferred tax liabilities:
     Loan fees                                                                                     (667)                (492)
     Excess tax over book pension cost                                                             (125)                (170)
     Depreciable basis of fixed assets                                                             (562)                (562)
     Amortizable basis of intangible assets                                                         (49)                 (59)
     Unrealized gain on securities available for sale                                                 -                  (24)
     Book over tax basis in unconsolidated subsidiary                                               (56)                   -
     All other                                                                                      (48)                  (8)
                                                                                              ---------              -------
         Gross deferred tax liabilities                                                          (1,507)              (1,315)
                                                                                              ---------              -------
              Net deferred tax asset (included in other assets)                               $   1,626                  683
                                                                                              =========              =======


     A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related current period deferred tax benefit of approximately $780,000 as of December 31, 1999 and deferred tax benefit of approximately $73,000 as of December 31, 1998 have been recorded directly to shareholders' equity. The balance of the 1999 change in the net deferred tax asset of $162,000 is reflected as a deferred income tax benefit in the consolidated statement of income.

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

(In thousands)                                            1999         1998        1997
                                                        -------        -----        -----

Tax provision at statutory rate                         $ 3,359        2,972        2,571
Increase (decrease) in income taxes resulting from:
   Tax-exempt interest income                              (339)        (378)        (425)
   Non-deductible interest expense                           41           45           48
   Non-deductible portion of amortization of
        intangible assets                                   126          132          142
   State income taxes, net of federal benefit                55          273          191
   Other, net                                                18           15           22
                                                        -------        -----        -----
     Total                                              $ 3,260        3,059        2,549
                                                        =======        =====        =====

Note 7.  Deposits

    At December 31, 1999, the scheduled maturities of time deposits are as follows:

                                     (In thousands)

                 2000                 $   213,492
                 2001                      28,398
                 2002                       5,732
                 2003                       3,256
                 2004                       2,313
              Thereafter                    1,959
                                     ------------
                                     $    255,150
                                     ============

 Note 8.  Borrowings

     The Company has three sources of borrowing  capacity - 1) an  approximately
$62,000,000 line of credit with the Federal Home Loan Bank (FHLB), 2) a $15,000,000 overnight federal funds line of credit with a correspondent bank, and 3) an approximately $27,000,000 line of credit through the Federal Reserve Bank of Richmond's (FRB) discount window. The Company did not obtain any long-term borrowings under any of these credit lines during 1999, 1998 or 1997.

     The Company's line of credit with the FHLB totaling approximately $62,000,000 can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need and is secured by the Company's FHLB stock and a blanket lien on its one-to-four family residential loan portfolio. During 1999 and 1998, the Company periodically used this line of credit as a short-term, overnight borrowing to meet internally targeted liquidity levels. These short-term borrowings generally carried an interest rate that was approximately 25 basis points higher than the national discount rate. In addition, on October 29, 1999, the Company obtained a three month $15,000,000 borrowing from the FHLB at a fixed interest rate of 5.98% in connection with the Company's Y2K liquidity contingency plan. At December 31, 1999, a total of $30,000,000 was outstanding under the FHLB line of credit, $15,000,000 of which was the three month borrowing at 5.98% and $15,000,000 which was an overnight, adjustable rate borrowing that had an interest rate of 4.55% on December 31, 1999. There was no amount outstanding under this line of credit at December 31, 1998 or 1997. During 1999, the average amount outstanding for this line of credit was approximately $11,058,000 and carried a weighted average interest rate of 5.57%. During 1999, the highest month end balance under this line of credit was $45,000,000. During 1998, the average amount outstanding for this line of credit was approximately $2,508,000 and carried a weighted average interest rate of 5.67%. During 1998, the highest month end balance under this line of credit was $16,000,000. There were no amounts drawn under this line of credit in 1997.

     The Company also has a correspondent bank relationship established that allows the Company to purchase up to $15,000,000 in federal funds on an overnight, unsecured basis. The Company had no borrowings under this line at December 31, 1999. At December 31, 1998, the Company had $6,000,000 outstanding under this arrangement at an interest rate of approximately 5.25%. During 1999, the average amount outstanding for this line of credit was approximately $153,000 and carried a weighted average interest rate of 4.58%. During 1999, there were no amounts outstanding at any month end during the year. During 1998, the average amount outstanding for this line of credit was approximately $16,000 and carried a weighted average interest rate of 5.25%. During 1998, the highest month end balance under this line was $6,000,000. Insignificant purchases of federal funds in 1997 resulted in $3,000 in interest expense during 1997.

         During 1999, the Company established a line of credit totaling approximately $27,000,000 with the FRB discount window. This line is secured by a blanket lien on a portion of the Company's commercial, consumer and real estate portfolio (not including 1-4 family). This line of credit was established primarily in connection with the Company's Y2K liquidity contingency plan. This line of credit was not drawn on during 1999, and subsequent to December 31, 1999, the FRB has stated that it does not expect lines of credit that have been granted to financial institutions to be a primary borrowing source. The Company plans to maintain this line of credit, although it is not expected that it will be drawn upon except in unusual circumstances.

Note 9.  Leases

     Certain bank premises are leased under operating lease agreements. Generally, operating leases contain renewal options on substantially the same basis as current rental terms. Rent expense charged to operations under all operating lease agreements was $197,000 in 1999, $154,000 in 1998, and $139,000 in 1997.

     Future obligations for minimum rentals under noncancelable operating leases at December 31, 1999 are as follows:

                                                         (In thousands)
                    Year ending December 31:
                      2000                                    $ 157
                      2001                                       97
                      2002                                       63
                      2003                                       29
                      2004                                       13
                      Later years                                40
                                                              -----
                          Total                               $ 399
                                                              =====

 Note 10.  Employee Benefit Plans

     Salary Reduction Profit Sharing Plan. The Company sponsors a salary reduction profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed one year of service are eligible to participate in the plan. An eligible employee may contribute up to 14% of annual salary to the plan. The Company contributes an amount equal to 75% (50% in 1997) of the first 6% of the employee's salary contributed. Participants vest in Company contributions at the rate of 20% after one year of service, and 20% for each additional year of service, with 100% vesting after five years of service. The Company's matching contribution expense was $239,000, $196,000 and $110,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company made additional discretionary matching contributions to the plan of $100,000 in 1999, 1998 and 1997.

     Incentive Compensation Plan. The Company also has an incentive compensation plan covering certain management and staff employees. Payments pursuant to the plan are based on achievement of certain performance goals. The Company's incentive compensation plan expense was $815,000, $625,000 and $502,000 for the years ended December 31, 1999, 1998 and 1997, respectively. There were 97, 85, and 79 employees who participated in this plan during 1999, 1998, and 1997, respectively.

     Retirement Plan. The Company sponsors a noncontributory defined benefit retirement plan (the "Retirement Plan"), which is intended to qualify under
Section 401(a) of the Internal Revenue Code. Employees who have attained age 21 and completed one year of service are eligible to participate in the Retirement Plan. The Retirement Plan provides for a monthly payment, at normal retirement age of 65, equal to one-twelfth of the sum of (i) 0.75% of Final Average Annual Compensation (5 highest consecutive calendar years earnings out of the last 10 years of employment) multiplied by the employee's years of service not in excess of 40 years, and (ii) 0.65% of Final Average Annual Compensation in excess of "covered compensation" multiplied by years of service not in excess of 35 years. "Covered compensation" means the average of the social security taxable wage base during the 35 year period ending with the year the employee attains social security retirement age. Early retirement, with reduced monthly benefits, is available at age 55 after 15 years of service. The Retirement Plan provides for 100% vesting after 5 years of service, and provides for a death benefit to a vested participant's surviving spouse. The costs of benefits under the Retirement Plan, which are borne by First Bancorp and/or its subsidiaries, are computed actuarially and defrayed by earnings from the Retirement Plan's investments. The compensation covered by the Retirement Plan includes total earnings before reduction for contributions to a cash or deferred profit-sharing plan (such as the 401(k) feature of the Profit Sharing Plan described above) and amounts used to pay group health insurance premiums and includes bonuses (such as amounts paid under the incentive compensation plan). Compensation for the purposes of the Retirement Plan may not exceed statutory limits; such limit in 1999, 1998 and 1997 was $160,000.

     The Company's contributions to the Retirement Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes. The contributions are invested to provide for benefits under the Retirement Plan. At December 31, 1999, the Retirement Plan's assets were invested in Company common stock (8%), equity mutual funds (61%), and fixed income mutual funds (31%).

    The following table reconciles the beginning and ending balances of the Retirement Plan's benefit obligation, as computed by the Company's independent actuarial consultants:

(In thousands)                                  1999         1998          1997
                                              -------        -----        -----
Benefit obligation at beginning of year       $ 4,052        3,254        2,323
Service cost                                      282          201          146
Interest cost                                     277          235          199
Actuarial loss (gain)                            (609)         473          666
Benefits paid                                    (123)        (111)         (80)
                                              -------        -----        -----
Benefit obligation at end of year             $ 3,879        4,052        3,254
                                              =======        =====        =====

     The following table reconciles the beginning and ending balances of the Retirement Plan's assets:

(In thousands)                               1999          1998            1997
                                            -------        -----          -----
Plan assets at beginning of year            $ 3,582         2,994         2,237
Actual return on plan assets                    804           504           619
Employer contributions                          216           195           218
Benefits paid                                  (123)         (111)          (80)
                                            -------         -----         -----
Plan assets at end of year                  $ 4,479         3,582         2,994
                                            =======         =====         =====


    The following tables presents information regarding the funded status of the Retirement Plan, the amounts not recognized in the consolidated balance sheets, and the amounts recognized in the consolidated balance sheets:

(In thousands)                                              1999           1998
                                                           -----          -----
Funded status                                              $ 600           (470)
Unrecognized net actuarial (gain) loss                      (875)           202
Unrecognized prior service cost                              650            755
Unrecognized transition obligation                            57             59
                                                           -----          -----
Prepaid pension cost                                       $ 432            546
                                                           =====          =====

     Net pension cost for the Retirement Plan included the following components for the years ended December 31, 1999, 1998 and 1997:

(In thousands)                                        1999       1998      1997
                                                     -----        ---        ---
Service cost - benefits earned during the period     $ 282        201        146
Interest cost on projected benefit obligation          277        235        199
Expected return on plan assets                        (340)      (239)      (180)
Net amortization and deferral                          111        107         96
                                                     -----        ---        ---
     Net periodic pension cost                       $ 330        304        261
                                                     =====        ===        ===

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

    The following table reconciles the beginning and ending balances of the SERP Plan's benefit obligation, as computed by the Company's independent actuarial consultants:

(In thousands)                                     1999         1998        1997
                                                   -----         ---        ---
Benefit obligation at beginning of year            $ 442         347        331
Effects of change in census information               --          34        (25)
Service cost                                          30          12         10
Interest cost                                         33          27         23
Actuarial loss                                        19          22         28
Benefits paid                                        (16)         --        (20)
                                                   -----       -----      -----
Benefit obligation at end of year                  $ 508         442        347
                                                   =====       =====      =====

     The following table presents information regarding the funded status of the SERP Plan, the amounts not recognized in the consolidated balance sheets, and the amounts recognized in the consolidated balance sheets:

(In thousands)                                             1999            1998
                                                          -----            ----
Funded status                                             $(508)           (442)
Unrecognized net actuarial gain                             (71)            (89)
Unrecognized prior service cost                             290             327
Adjustment for minimum liability                           (111)            (95)
                                                          -----            ----
Accrued pension cost                                      $(400)           (299)
                                                          =====            ====

     Net pension cost for the SERP Plan included the following components for the years ended December 31, 1999, 1998 and 1997:

(In thousands)                                            1999      1998    1997
                                                          ----       --       --
Service cost - benefits earned during the period          $ 30       12       10
Interest cost on projected benefit obligation               33       27       23
Net amortization and deferral                               37       27       26
                                                          ----      ---      ---
     Net periodic pension cost                            $100       66       59
                                                          ====      ===      ===


     The  following   assumptions   were  used  in  determining   the  actuarial
information for the Retirement Plan and the SERP Plan for the years ended December 31, 1999, 1998 and 1997:

                                                           1999                       1998                      1997
                                                 ---------------------      --------------------       --------------------
                                                 Retirement       SERP      Retirement      SERP       Retirement      SERP
                                                    Plan          Plan         Plan         Plan          Plan         Plan
                                                    ----          ----         ----         ----          ----         ----
Discount rate used to determine net
   periodic pension cost                            6.50%        6.50%         7.00%        7.00%        7.75%        7.75%
Discount rate used to calculate end of
   year liability disclosures                       7.75%        7.75%         6.50%        6.50%        7.00%         7.00%
Expected long-term rate of return on assets         9.50%         n/a          8.00%         n/a         8.00%          n/a
Rate of compensation increase                       5.00%        5.00%         5.00%        5.00%        5.00%         5.00%


   Included in intangible assets at December 31, 1999 and 1998 are approximately $138,000 and $84,000, respectively, which were recognized in connection with the accrual of the additional minimum liability for the SERP Plan.

     Split Dollar Life Insurance Plan. Effective January 1, 1993, the Company adopted a Split Dollar Life Insurance Plan (the "Split Dollar Plan") whereby individual whole life insurance is made available to certain senior management executives designated and approved by the Board of Directors. Coverages for each executive are approximately $100,000. The Company pays the premiums under this plan and maintains a collateral interest in each participant's policy equal to the sum of premiums paid. If a policy is terminated or becomes payable because of the death of a participant, the premiums paid by the Company are recovered before any payment is made to the participant or the participant's beneficiary. In addition, the Company will recover its investment in the policy before transfer of the policy to the participant. Upon the death of a participant, the participant's designated beneficiary will receive a death benefit equal to the amount of coverage under his or her policy that is in excess of the amount of cumulative premiums paid by the Company. The amounts of insurance premiums paid by the Company in 1999, 1998 and 1997 under the Split-Dollar Plan on behalf of all executive officers as a group were $24,000, $22,000 and $14,000, respectively.

Note 11.  Commitments And Contingencies

     See Note 9 with respect to future obligations under noncancelable operating leases.

     In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements. As of December 31, 1999, the Company had outstanding loan commitments of $96,385,000, of which $80,162,000 were at variable rates and $16,223,000 were at fixed rates. Included in outstanding loan commitments were unfunded commitments of $36,137,000 on revolving credit plans, of which $31,799,000 were at variable rates and $4,338,000 were at fixed rates. Additionally, standby letters of credit of approximately $2,332,000 and $924,000 were outstanding at December 31, 1999 and 1998, respectively. The Company's exposure to credit loss for the aforementioned commitments in the event of nonperformance by the party to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. However, management believes that these commitments represent no more than the normal lending risk that the Company commits to its borrowers. If these commitments are drawn, the Company plans to obtain collateral if it is deemed necessary based on management's credit evaluation of the counter-party. The types of collateral held varies but may include accounts receivable, inventory and commercial or residential real estate. Management expects any draws under existing commitments to be funded through normal operations.

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

Note 12.  Fair Value Of Financial Instruments

     Fair value estimates as of December 31, 1999 and 1998 and limitations thereon are set forth below for the Company's financial instruments. Please see
Note 1 for a discussion of fair value methods and assumptions, as well as fair value information for off-balance sheet financial instruments.

                                                          December 31, 1999                         December 31, 1998
                                                   ------------------------------          -------------------------------
                                                   Carrying            Estimated           Carrying              Estimated
                                                     Amount            Fair Value            Amount              Fair Value
                                                   ---------              ------               ------               ------
(In thousands)
Cash and due from banks,
   noninterest-bearing                             $  23,055              23,055               22,073               22,073
Due from banks, interest-bearing                      15,231              15,231                8,398                8,398
Federal funds sold                                    12,280              12,280                8,295                8,295
Securities available for sale                         54,290              54,290               58,800               58,800
Securities held to maturity                           17,518              17,366               18,480               19,223
Presold mortgages in process
   of settlement                                       1,121               1,121                2,619                2,619
Loans, net of allowance                              413,085             412,324              352,830              353,706
Accrued interest receivable                            3,373               3,373                2,789                2,789

Deposits                                             480,023             480,337              440,266              440,985
Short-term borrowings                                 30,000              30,000                6,000                6,000
Accrued interest payable                               3,457               3,457                3,080                3,080


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

Note 13.  Stock Option Plan

     Pursuant to provisions of the Company's 1994 Stock Option Plan (the "Option Plan"), options to purchase up to 555,000 shares of First Bancorp's authorized but unissued common stock may be granted to employees ("Employee Options") and directors ("Nonemployee Director Options") of the Company and its subsidiaries. The purposes of the Option Plan are (i) to align the interests of participating employees and directors with the Company's shareholders by reinforcing the relationship between shareholder gains and participant rewards, (ii) to encourage equity ownership in the Company by participants, and (iii) to provide an incentive to employee participants to continue their employment with the Company. Since the inception of the Option Plan, each nonemployee director has been granted 1,500 Nonemployee Director Options on June 1 of each year. Employee Options were granted to substantially all officers at the inception of the Option Plan and since then have been granted to new officers, officers that have assumed increased responsibilities, and for performance rewards. For both Employee and Nonemployee Director Options, the option price is the fair market value of the stock at the date of grant. Employee Options vest 20% per year over a five-year period. However, upon consummation of the acquisition of First Savings Bancorp, Inc. discussed in Note 2, all Employee Options outstanding at the time of the consummation will automatically become 100% vested due to change-in-control provisions contained in the Employee Options. Director Options are 100% vested on the date of grant. All options expire not more than 10 years from the date of grant. Forfeited options become available for future grants.

     At December 31, 1999, there were 189,600 additional shares available for grant under the Option Plan. The per share weighted-average fair value of options granted during 1999, 1998, and 1997 was $5.75, $7.33, and $5.53, respectively on the date(s) of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                     1999              1998          1997
                                     ----              ----          ----
Expected dividend yield              2.70%             1.90%         2.05%
Risk-free interest rate              5.47%             5.50%         6.20%
Expected life                       8 years           8 years       8 years
Expected volatility                 31.00%            25.00%        21.50%

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

(In thousands except per share data)                       1999               1998              1997
                                                       ---------             -----             -----
Net income:            As reported                     $   6,619             5,683             5,012
                       Pro forma                           6,414             5,542             4,892

Earnings per share:    Basic - As reported                  1.46              1.25              1.11
                       Basic - Pro forma                    1.42              1.22              1.08

                       Diluted - As reported                1.43              1.22              1.08
                       Diluted - Pro forma                  1.38              1.19              1.06

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

    The following table sets forth a summary of the activity of the Option Plan since December 31, 1996:

                                                                                  Options Exercisable
                                                  Options Outstanding                 at Year End
                                                  -----------------------       -----------------------
                                                               Weighted-                      Weighted-
                                                               Average                         Average
                                                  Number of    Exercise          Number of     Exercise
                                                    Shares      Price              Shares       Price
                                                    ------      -----              ------       -----
               Balance at December 31, 1996         234,300     $  8.61            93,720     $  7.53

                  Granted                            45,000       17.34
                  Exercised                         (6,000)        8.25
                  Forfeited                        (11,250)       10.51
                  Expired                                 -           -

               Balance at December 31, 1997         262,050       10.03           141,630        8.73

                  Granted                            22,500       21.55
                  Exercised                         (1,650)        7.93
                  Forfeited                         (8,400)       17.28
                  Expired                                 -           -

               Balance at December 31, 1998         274,500       10.77           197,940        9.89

                  Granted                           72,000        17.19
                  Exercised                        (23,314)        7.39
                  Forfeited                           (600)       18.50
                  Expired                             (150)       18.50

               Balance at December 31, 1999        322,436      $ 12.43           236,186     $ 11.04
                                                   =======      =======           =======     =======


The following table summarizes information about the stock options outstanding at December 31, 1999:

                                                         Options Outstanding                       Options Exercisable
                                           ----------------------------------------------     ----------------------------
                                                              Weighted-
                                                               Average        Weighted-          Average         Weighted-
                                              Number          Remaining         Average          Number            Average
                  Range of                 Outstanding       Contractual       Exercise        Exercisable        Exercise
               Exercise Prices             at 12/31/99          Life            Price         at 12/31/99          Price
               ---------------             -----------          ----            -----         -----------          -----
             $6 to $7.99                     119,486              5.0         $   7.06           119,486       $    7.06
             $8 to $11.99                     71,700              6.8            11.35            48,600           11.16
             $12 to $15.99                    16,500              7.4            15.33            16,500           15.33
             $16 to $19.99                    92,250              9.0            17.48            35,100           17.32
             $20 to $22                       22,500              8.5            21.56            16,500           21.88
                                             -------            ------        --------           -------       ---------
                                             322,436              6.9         $  12.43           236,186       $   11.04
                                             =======            ======        ========           =======       =========

Note 14.  Regulatory Restrictions

     The Company is regulated by the Board of Governors of the Federal Reserve System ("FED") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Office of the Commissioner of Banks.

     The primary source of funds for the payment of dividends by First Bancorp is dividends received from its subsidiary, First Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 1999, the Bank had undivided profits of approximately $29,302,000 which were available for the payment of dividends. As of December 31, 1999, approximately $14,305,000 of the Company's investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.

     The Company and the Bank must comply with regulatory  capital  requirements established by the FED and FDIC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on both the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require the Company to maintain minimum ratios of Tier 1 capital to total risk-weighted assets and total capital to risk-weighted assets of 4.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders' equity calculated in accordance with generally accepted accounting principles, excluding accumulated other comprehensive income (loss), less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which for the Company is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company adjusted for their related risk levels using formulas set forth in FED and FDIC regulations.

     In addition to the risk-based capital requirements described above, the Company is subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital (as defined above) to quarterly average total assets of 3.00% to 5.00%, depending upon the institution's composite ratings as determined by its regulators. The FED has not advised the Company of any requirement specifically applicable to it.

     In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for classification as "well capitalized," which are presented with the minimum ratios and the Company's ratios as of December 31, 1999 in the following table.

                                                                                                       To Be Well Capitalized
                                                                                For Capital           Under Prompt Corrective
                                                     Actual                 Adequacy Purposes            Action Provisions
                                              ------------------------     ---------------------       ----------------------
($ in thousands)                              Amount         Ratio         Amount        Ratio         Amount          Ratio
----------------                              ------         -----         ------        -----         ------          -----
                                                                          (must equal or exceed)       (must equal or exceed)
As of December 31, 1999
     Total Capital
        (to Risk Weighted Assets)             $  45,023         10.78%        33,422         8.00%        41,777        10.00%
     Tier I Capital
        (to Risk Weighted Assets)                39,865          9.66%        16,505         4.00%        24,757         6.00%
     Tier I Capital
        (to Average Assets)                      39,865          7.30%        21,840         4.00%        27,300         5.00%

As of December 31, 1998
     Total Capital
        (to Risk Weighted Assets)             $  39,107         10.75%        29,112         8.00%        36,390        10.00%
     Tier I Capital
        (to Risk Weighted Assets)                34,614          9.63%        14,376         4.00%        21,564         6.00%
     Tier I Capital
        (to Average Assets)                      34,614          7.37%        18,793         4.00%        23,491         5.00%


     The average reserve balance maintained under the requirements of the Federal Reserve was approximately $8,261,000 for the year ended December 31, 1999.

Note 15.  Supplementary Income Statement Information

     The "other nonrecurring net gains" line item in the amount of $168,000 on the Consolidated Statement of

Income for 1997 relates to an early termination fee received on a data processing contract.

     Components of other operating expenses exceeding 1% of total income for any of the years ended December 31, 1999, 1998 and 1997 are as follows:

(In thousands)                                      1999        1998        1997
--------------                                      ----        ----        ----
Amortization of intangible assets                   $636         655         546
Stationery and supplies                              839         786         756
Telephone                                            482         455         424

Note 16.  Condensed Parent Company Information

   Condensed financial data for First Bancorp (parent company only) follows:

CONDENSED BALANCE SHEETS                                                                 As of December 31,
                                                                                        -------------------
(In thousands)                                                                            1999       1998
                                                                                        -------     -------
Assets
Cash on deposit with bank subsidiary                                                    $    41          54
Securities available for sale at fair value:
     State and local governments (amortized costs of $710 in 1999 and $672 in 1998)         710         672
     Other securities (amortized costs of $1 in 1999 and 1998)                                1           1
                                                                                        -------     -------
          Total securities available for sale                                               711         673
                                                                                        -------     -------

Investment in subsidiaries, at equity:
     First Bank and subsidiaries                                                         42,441      38,844
     Montgomery Data Services, Inc.                                                         193         139
     First Bancorp Financial Services, Inc.                                               1,138       1,276
                                                                                        -------     -------
         Total investments in subsidiaries                                               43,772      40,259
                                                                                        -------     -------
Land                                                                                          7           7
Other assets                                                                                 15          25
                                                                                        -------     -------
         Total assets                                                                   $44,546      41,018
                                                                                        =======     =======


Liabilities and shareholders' equity
Other liabilities                                                                           604         524
Shareholders' equity                                                                     43,942      40,494
                                                                                        -------     -------
         Total liabilities and shareholders' equity                                     $44,546      41,018
                                                                                        =======     =======

CONDENSED STATEMENTS OF INCOME                                            Year Ended December 31,
                                                                   ---------------------------------
(In thousands)                                                        1999         1998        1997
                                                                   -------        -----        -----
Equity in earnings (losses) of subsidiaries
     Dividends - First Bank and subsidiaries                       $ 1,875        1,950        1,100
               - Montgomery Data Services                              150          100          475
               - First Bancorp Financial Services, Inc.                150           --          300
     Undistributed - First Bank and subsidiaries                     4,806        3,756        3,842
                   - Montgomery Data Services                           54           52         (158)
                   - First Bancorp Financial Services, Inc.           (127)          20         (287)
All other income and expenses, net                                    (289)        (195)        (260)
                                                                   -------        -----        -----
          Net Income                                               $ 6,619        5,683        5,012
                                                                   =======        =====        =====

CONDENSED STATEMENTS OF CASH FLOWS                              Year Ended December 31,
                                                          ---------------------------------
(In thousands)                                              1999          1998        1997
                                                          -------      -------      -------
Operating Activities:
     Net income                                           $ 6,619        5,683        5,012
     Equity in undistributed earnings of subsidiaries      (4,733)      (3,828)      (3,397)
     Decrease (increase) in other assets                       10            7          (30)
     Increase (decrease) in other liabilities                  16          (20)          90
                                                          -------      -------      -------
          Total - operating activities                      1,912        1,842        1,675
                                                          -------      -------      -------
Investing Activities:
     Purchases of securities available for sale            (2,413)      (2,204)      (2,048)
     Sales of securities available for sale                 2,375        2,132        1,835
                                                          -------      -------      -------
          Total - investing activities                        (38)         (72)        (213)
                                                          -------      -------      -------
Financing Activities
      Payment of cash dividends                            (1,992)      (1,752)      (1,508)
      Proceeds from issuance of common stock                  463           13           50
      Purchases and retirement of common stock               (358)          (6)        --
                                                          -------      -------      -------
          Total - financing activities                     (1,887)      (1,745)      (1,458)
                                                          -------      -------      -------
Net increase (decrease) in cash and cash equivalents          (13)          25            4
Cash and cash equivalents, beginning of year                   54           29           25
                                                          -------      -------      -------
Cash and cash equivalents, end of year                    $    41           54           29
                                                          =======      =======      =======

Note 17.  Recent Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This Statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Because the Company has not historically and does not currently employ the use of derivatives, this Statement is not expected to impact the Company.

                          Independent Auditors' Report




   The Board of Directors
   First Bancorp

       We have audited the accompanying consolidated balance sheets of First Bancorp and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                                     /s/KPMG LLP
                                                                     -----------
                                                                        KPMG LLP


   Raleigh, North Carolina
   January 18, 2000

Part II.  Other Information

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the two years ended December 31, 1999, and any subsequent interim periods, there were no changes in accountants and/or disagreements on any matters of accounting principles or practices or financial statement disclosures.

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

Item 11.  Executive Compensation

     Incorporated herein by reference is the information under the caption "Compensation of Executive Officers" and "Board Committees, Attendance, and Compensation" from the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by reference is the information under the captions "Principal Holders of First Bancorp Voting Securities" and "Directors, Nominees and Executive Officers" from the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

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

3.a.ii Copy of the amendment to Articles of Incorporation - adding a new Article Nine, was filed as Exhibit 3(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, and is incorporated herein by reference.

3.a.iii Copy of the amendment to Articles of Incorporation - adding a new Article Ten, was filed as Exhibit 3a.iii to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

3.a.iv Copy of the amendment to Article IV of the Articles of Incorporation was filed as Exhibit 3.a.iv to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

3.b.i Copy of the Bylaws of the Registrant and amendments thereto, was filed as Exhibit 3(b) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference.

3.b.ii Copy of the amendment to the Bylaws replacing Section 3.04 of Article Three.

3.b.iii Copy of the amendment to the Bylaws amending Section 3.19 of Article Three.

4 Form of Common Stock Certificate was filed as Exhibit 3.a.iv to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

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

10.i First Bancorp 1994 Stock Option Plan was filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994, and is incorporated herein by reference. (*)

10.j Severance Agreement between the Company and Patrick A. Meisky dated December 29, 1995 was filed as Exhibit 10(o) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and is incorporated by reference. (*)

10.k Amendment to the First Bancorp Savings Plus and Profit Sharing Plan (401(k) savings incentive plan and trust), dated December 17, 1996, was filed as Exhibit 10(m) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and is incorporated herein by reference. (*)

10.l Employment Agreement between the Company and James H. Garner dated August 17, 1998 was filed as Exhibit 10(l) to the Company's Annual Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference. (*)

10.m Employment Agreement between the Company and Anna G. Hollers dated August 17, 1998 was filed as Exhibit 10(m) to the Company's Annual Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference. (*)

10.n Employment Agreement between the Company and Teresa C. Nixon dated August 17, 1998 was filed as Exhibit 10(n) to the Company's Annual Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference. (*)

10.o First Amendment to the First Bancorp Senior Management Executive Retirement Plan dated April 21, 1998 was filed as Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is incorporated herein by reference. (*)

10.p Employment Agreement between the Company and Eric P. Credle dated August 17, 1998 was filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is incorporated herein by reference. (*)

10.q Amendments 1 and 2 to the Company's 1994 Stock Option Plan was filed as Exhibit 10.q to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference. (*)

10.r Employment Agreement between the Company and David G. Grigg dated August 17, 1998. (*)

10.s Definitive merger agreement with First Savings Bancorp, Inc. dated December 16, 1999 was filed on Form 8-K on December 21, 1999 and is incorporated herein by reference.

21 List of Subsidiaries of Registrant was filed as Exhibit 21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

23.a       Consent of Independent Auditors of Registrant, KPMG LLP.

27         Financial Data Schedule pursuant to Article 9 of Regulation S-X.

(b) The Registrant filed one report on Form 8-K during the quarter ended December 31, 1999, which was filed on December 21, 1999 and disclosed under Item 5, its signing of a definitive merger agreement with First Savings Bancorp, Inc.

(c)        Exhibits - see (a)(3) above

 (d)       No financial statement schedules are filed herewith.


COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO: FIRST BANCORP, ANNA G. HOLLERS, EXECUTIVE VICE PRESIDENT, P.O. BOX 508, TROY, NC 27371

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Troy, and State of North Carolina, on the 21st day of March, 2000.

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

                               Executive Officers

                             /s/ James H. Garner
                             -------------------
                                 James H. Garner
                President, Chief Executive Officer and Treasurer

 /s/ Anna G. Hollers                                /s/ Eric P. Credle
 -------------------                                ------------------
 Anna G. Hollers                                    Eric P. Credle
 Executive Vice President                           Senior Vice President
 Executive Secretary                                Chief Financial Officer
 March 21, 2000                                     March 21, 2000

                      Board of Directors

 /s/ Jack D. Briggs                                 /s/ Edward T. Taws
 ------------------                                 ------------------
 Jack D. Briggs                                     Edward T. Taws
 Chairman of the Board                              Director
 Director                                           March 21, 2000
 March 21, 2000

 /s/ David L. Burns                                 /s/ Frederick H. Taylor
 ------------------                                 -----------------------
 David L. Burns                                     Frederick H. Taylor
 Director                                           Director
 March 21, 2000                                     March 21, 2000

 /s/ Jesse S. Capel                                 /s/ Goldie H. Wallace
  -----------------                                 ---------------------
 Jesse S. Capel                                     Goldie H. Wallace
 Director                                           Director
 March 21, 2000                                     March 21, 2000

 /s/ George R. Perkins                              /s/ A. Jordan Washburn
 ---------------------                              ----------------------
 George R. Perkins                                  A. Jordan Washburn
 Director                                           Director
 March 21, 2000                                     March 21, 2000

 /s/ G.T. Rabe, Jr.                                 /s/ John C. Willis
 ------------------                                 ------------------
 G.T. Rabe, Jr.                                     John C. Willis
 Director                                           Director
 March 21, 2000                                     March 21, 2000

                          EXHIBIT CROSS REFERENCE INDEX

   Exhibit                                                              Page(s)
   -------                                                              -------

   3.a.i    Copy of Articles of Incorporation of the Registrant               *

   3.a.ii   Copy of the amendment to Articles of Incorporation                *

   3.a.iii  Copy of the amendment to Articles of  Incorporation - adding
            a new Article Ten                                                 *

   3.a.iv.  Copy of the  amendment  to  Article  IV of the  Articles  of
            Incorporation                                                     *

   3.b.i    Copy of the Bylaws of the Registrant                              *

   3.b.ii.  Copy of the amendment to the Bylaws  replacing  Section 3.04
            of Article 3                                                      76

   3.b.iii  Copy of the amendment to the Bylaws amending Section 3.19 of
            Article Three                                                     77

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

   10.h     First Bancorp Senior Management  Split-Dollar Life Insurance
            Agreements between the Company and the Executive Officers         *

   10.i     First Bancorp 1994 Stock Option Plan                              *

   10.j     Severance  Agreement  between  the  Company  and  Patrick A.
            Meisky                                                            *

   10.k     Amendment  to the  First  Bancorp  Savings  Plus and  Profit
            Sharing Plan                                                      *

   10.l     Employment Agreement between the Company and James H. Garner      *

   10.m     Employment Agreement between the Company and Anna G. Hollers      *

   10.n     Employment Agreement between the Company and Teresa C. Nixon      *

   10.o     First Amendment to the First Bancorp Supplemental  Executive
            Retirement Plan                                                   *

   10.p     Employment  Agreement between the Company and Eric P. Credle      *


   10.q     Amendments 1 and 2 to the Company's 1994 Stock Option Plan         *

   10.r     Employment Agreement between the Company and David G. Grigg       78

   10.s     Definitive merger agreement with First Savings Bancorp, Inc.      *

   21       List of Subsidiaries of Registrant                                *

   23.a     Consent of Independent Auditors of Registrant, KPMG  LLP          83

   27       Financial Data Schedule pursuant to Article 9 of Regulation S-X   84

            * Incorporated herein by reference.