Form 10-K/A
period 1999-12-31
FIRST BANCORP /NC/
filed 2000-05-01
CIK 811589

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                         Commission File Number 0-15572

                                  FIRST BANCORP
             (Exact Name of Registrant as Specified in its Charter)

               North Carolina                                56-1421916
-------------------------------------------             ----------------------
          (State of Incorporation)                         (I.R.S. Employer
                                                        Identification Number)

341 North Main Street, Troy, North Carolina                    27371-0508
-------------------------------------------             ----------------------
  (Address of Principal Executive Offices)                     (Zip Code)

                                 (910) 576-6171
                       ----------------------------------
                         (Registrant's telephone number,
                              including area code)

        Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                              (Title of each class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [ ]

       The aggregate market value of the voting stock, Common Stock, no par value, held by non-affiliates of the registrant, based on the average bid and asked prices of the Common Stock on April 6, 2000 as reported on the NASDAQ National Market System, was approximately $39,482,893. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

       The number of shares of the Registrant's Common Stock outstanding on April 6, 2000 was 4,520,851.

================================================================================

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

         Information in response to this item is found in the tables and sections entitled "Table of Directors, Nominees and Executive Officers," "Directors and Nominees," "Executive Officers," "Conditional Nominees and Executive Officers" "Conditional Nominees for Directors," and "Conditional Executive Officers" (and the footnotes thereto), in Item 12 of this report. In addition, the following information is provided regarding Section 16(a) beneficial ownership reporting compliance.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         Under the securities laws of the United States, First Bancorp's directors, its executive officers, and any persons holding more than 10% of First Bancorp's common stock are required to report their ownership of First Bancorp's common stock and any changes in that ownership to the Securities and Exchange Commission and the National Association of Securities Dealers Automated Quotation System. Specific due dates for these reports have been established, and First Bancorp is required to report in this joint proxy statement/prospectus any failure to file by these dates during 1999. To First Bancorp's knowledge, all of these filing requirements were satisfied by First Bancorp's directors and officers and 10% shareholders during 1999, except that David L. Burns was delinquent in reporting one purchase transaction.

ITEM 11. EXECUTIVE COMPENSATION

BOARD COMMITTEES, ATTENDANCE AND COMPENSATION

         EXECUTIVE COMMITTEE. The Executive Committee is authorized, between meetings of the board of directors, to perform all duties and exercise all authority of the board of directors of First Bancorp, except those duties and authorities exclusively reserved to the board of directors by First Bancorp's bylaws or by statute. In 1999, the members of the Executive Committee were Mr. Briggs, Mr. Burns, Mr. Capel, Mr. Garner, Mr. Taylor and Mr. Willis. The Executive Committee held 14 meetings during 1999.

         AUDIT COMMITTEE. The Audit Committee is responsible for reviewing and presenting to the board of directors information regarding First Bancorp's policies and procedures with respect to auditing, accounting, internal accounting controls and financial reporting. The Audit Committee meets with and reviews reports of First Bancorp's internal auditor and independent certified public accountants and makes reports and recommendations to the board of directors. The 1999 members of the Audit Committee were Mr. Briggs, Mr. Burns, Mr. Capel, Ms. Wallace, and Mr. Willis. The Audit Committee held 7 meetings during 1999.

         COMPENSATION COMMITTEE. The Compensation Committee is responsible for reviewing the compensation policies and benefit plans of First Bancorp and for making recommendations regarding the compensation of its executive officers. The Compensation Committee also administers First Bancorp's stock option plan. The 1999 members of the Committee were Mr. Briggs, Mr. Burns, Mr. Capel, Mr. Taws and Mr. Washburn. The Compensation Committee held 3 meetings during 1999.

         LONG RANGE PLANNING COMMITTEE. The role of the Long Range Planning Committee is to act upon strategic matters that involve the allocation of First Bancorp's resources and the growth and marketability of First Bancorp's products and services. All members of First Bancorp's board of directors served on the Long Range Planning Committee in 1999. The Long Range Planning Committee held 1 meeting during 1999.

         ATTENDANCE. The First Bancorp board of directors held 17 meetings during 1999. In 1999, all of the directors and nominees attended at least 75% of the aggregate of the meetings of the board of directors and meetings of the committees described above on which they served during the period they were directors and members of such committees.

         COMPENSATION OF DIRECTORS. Directors of First Bancorp receive compensation of $400 per month during their terms of office, plus $200 for each monthly meeting they attend. In addition, directors of First Bank receive $200 for each meeting they attend. Directors who serve on the Executive Committee, Audit Committee, Compensation Committee or Long Range Planning Committee receive $200 for each committee meeting attended. All of the directors of First Bancorp are members of the First Bank board of directors.

         Non-employee directors of First Bancorp also participate in First Bancorp's stock option plan. The non-employee director portion of the stock option plan provides that on June 1 of each year in the five-year period from June 1, 1998 until June 1, 2003, each non-employee director of First Bancorp will receive an option to acquire 1,500 shares of First Bancorp common stock over a 10-year term at an exercise price equal to the average of the high and low sales prices of such stock on the date of grant. At December 31, 1999, the 10 directors who were not employees of First Bancorp held aggregate options to purchase 76,500 shares of First Bancorp common stock at exercise prices ranging from $6.67 to $22.00.

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE.

         The following table sets forth the amount and form of compensation paid by First Bancorp for the years ended December 31, 1999, 1998 and 1997 to (i) the Chief Executive Officer of First Bancorp and (ii) First Bancorp's other executive officers who earned in excess of $100,000 in salary and bonus during 1999.

                           SUMMARY COMPENSATION TABLE

                                                                       Long Term Compensation
                                                             ------------------------------------------
                            Annual Compensation                        Awards                Payouts
                    ------------------------------------     ------------------------------------------
   (a), (b)           (c)           (d)            (e)           (f)            (g)            (h)           (i)
                                                 Other                      Securities                       All
     Name,                                       Annual       Restricted    Underlying                      Other
   Principal                                     Compen-        Stock        Options/         LTIP         Compen-
   Position         Salary       Bonus (1)       sation       Award (s)        SARs          Payouts      sation (2)
   and Year           ($)           ($)            ($)           ($)        (# shares)         ($)           ($)
   ---------        ------       ---------       -------      ----------    ----------       -------      ----------

James H. Garner, President and Chief Executive Officer
     1999         $  182,500     $   66,191   $        -     $        -        12,000     $        -         $ 13,522
     1998            170,000         56,831            -              -             -              -           14,521
     1997            160,000         50,119            -              -             -              -            8,809
Anna G. Hollers, Executive Vice President and Secretary
     1999         $  129,600     $   37,000   $        -     $        -         7,500     $        -         $  7,089
     1998            120,000         32,000            -              -             -              -            7,515
     1997             99,790         30,000            -              -             -              -            3,969
Teresa C. Nixon, Executive Vice President and Compliance Officer
     1999         $  125,600     $   37,000   $        -     $        -         7,500     $        -         $  7,600
     1998            116,000         32,000            -              -             -              -            7,064
     1997             98,500         30,000            -              -             -              -            3,997
Eric P. Credle, Senior Vice President and Chief Financial Officer
     1999        $    91,000     $   27,000   $        -     $        -         1,500     $        -         $  4,228
     1998             85,000         20,000            -              -             -              -              243
     1997             21,875          5,000            -              -         7,500              -                -
David G. Grigg, President, Montgomery Data Services, Inc.
     1999        $    85,000     $   21,000   $        -     $        -             -     $        -         $  5,261
     1998             80,000         12,960            -              -             -              -            5,076
     1997             75,000         14,903            -              -             -              -            4,562

-----------------------

Notes:

(1) Amounts shown represent actual incentive cash bonuses accrued during the year indicated.

(2) Amounts shown include (a) First Bancorp contributions to First Bancorp's 401(k) defined contribution plan that covers all First Bancorp employees and (b) the value of certain split-dollar life insurance plan premiums paid for the indicated executives, based on the term insurance value of such payments as calculated under Internal Revenue Code P.S. 58 rates or those of the insurer, if higher, as set forth below.


                                                  Defined         Split-Dollar
                                                Contribution       Insurance
                                                   Plan              Plan
                                                ------------      ------------
                  James H. Garner    1999        $  8,716            $  4,806
                                     1998          10,104               4,417
                                     1997           4,750               4,059

                  Anna G. Hollers    1999        $  6,300            $    789
                                     1998           6,783                 732
                                     1997           3,291                 678

                  Teresa C. Nixon    1999        $  7,093            $    507
                                     1998           6,591                 473
                                     1997           3,555                 442

                  Eric P. Credle     1999        $  3,971            $    257
                                     1998               -                 243
                                     1997               -                   -

                  David G. Grigg     1999        $  4,408            $    853
                                     1998           4,287                 789
                                     1997           3,830                 732

         OPTION GRANTS IN LAST FISCAL YEAR.

         The information set forth below reflects the stock options granted during 1999 to the executive officers listed on the Summary Compensation Table. No stock appreciation rights have been granted to the listed executive officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                       Potential Realizable Value
                                                                                       at Assumed Annual Rates of
                                                                                      Stock Price Appreciation for
                                 Individual Grants                                             Option Term
------------------------------------------------------------------------------------  -----------------------------
         (a)                  (b)              (c)             (d)           (e)           (f)            (g)

                           Number of       Percent of
                          Securities      Total Options
                          Underlying       Granted to      Exercise or
                            Options       Employees in     Base Price    Expiration        5%             10%
         Name             Granted (1)      Fiscal Year      ($/share)       Date           ($)            ($)
--------------------      -----------     -------------    -----------   ----------    ----------     ----------
James H. Garner              12,000          16.67%           $ 17.33      4/30/09     $  130,800     $  331,440
Anna G. Hollers               7,500          10.42%             17.33      4/30/09         81,750        207,150
Teresa C. Nixon               7,500          10.42%             17.33      4/30/09         81,750        207,150
Eric P. Credle                1,500           2.08%             17.33      4/30/09         16,350         41,430
David G. Grigg                    -               -                 -            -              -              -

---------------------

(1) All options vest at the rate of 20% per year over five years, except those granted to Mr. Garner, which were immediately vested and are exercisable during the 10-year period beginning on the date of grant. If the proposed merger of First Savings Bancorp, Inc. into First Bancorp is completed, the options will become fully vested because of the "change in control" provisions in the governing documents.

         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES.

         Set forth below is information concerning the exercise of stock options during the year ending December 31, 1999 and the year-end value of unexercised options by the executive officers listed on the Summary Compensation Table above. No stock appreciation rights have been granted to the executive officers listed.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                  Number of Securities Underlying         Value of Unexercised
                                                            Unexercised                       In-the-Money
                                                             Options at                        Options at
                                                     Fiscal Year End (# shares)            Fiscal Year End ($)
                                                  -------------------------------    -------------------------------
                         Shares
                        Acquired
                       at Exercise      Value
        Name           (# shares)     Realized    Exercisable    Unexercisable(1)     Exercisable    Unexercisable(1)
---------------------  -----------   ----------   -----------    ----------------     -----------    ----------------
James H. Garner             5,440    $  54,629         30,560             -             $ 174,780      $      -
Anna G. Hollers             4,500       43,502         18,000         7,500               169,506             -
Teresa C. Nixon               627        7,315         12,873        10,500               100,224        14,250
Eric P. Credle                  -            -          3,000         6,000                     -             -
David G. Grigg              1,500       14,501          6,000             -                56,502             -

------------------
(1) All options vest at the rate of 20% per year over five years, except those granted to Mr. Garner, which were immediately vested and are exercisable during the 10-year period beginning on the date of grant. If the proposed merger of First Savings Bancorp, Inc. into First Bancorp is completed, the options will become fully vested because of the "change in control" provision in the governing documents.

         RETIREMENT PLAN. The following table sets forth the estimated annual pension benefits payable at normal retirement age of 65 to a participant in First Bancorp's noncontributory defined benefit retirement plan.


                 TABLE OF ANNUAL BENEFITS PAYABLE ON RETIREMENT
                            UNDER THE RETIREMENT PLAN

         Final                                           Years of Service
        Average          --------------------------------------------------------------------------------
         Annual
      Compensation            15                20                25               30                35
    --------------       ---------         ---------        ----------       ----------        ----------
    $   50,000           $   7,100         $   9,400        $   11,800       $   14,200        $   16,500
        75,000              12,300            16,400            20,500           24,700            28,800
       100,000              17,600            23,400            29,300           35,200            41,000
       125,000              22,800            30,400            38,000           45,700            53,300
       150,000              28,100            37,400            46,800           56,200            65,500
       175,000              30,200            40,200            50,300           60,400            70,400
       200,000              30,200            40,200            50,300           60,400            70,400

         Final Average Annual Compensation is the average of the five highest consecutive calendar years earnings out of the 10 calendar years of employment preceding retirement. Benefits shown are estimated on the basis of "life annuity" amounts, although participants in the retirement plan may choose from a variety of benefit payment options. For executive officers, current annual compensation for purposes of the retirement plan may be estimated as the sum of the "Salary" and "Bonus" amounts in the Summary Compensation Table. First Bancorp's executive officers appearing in the Summary Compensation Table who are participants in the retirement plan and their respective credited years of service are: Mr. Garner, 30 years; Ms. Hollers, 27 years; Ms. Nixon, 10 years; Mr. Credle, 2 years and Mr. Grigg, 27 years.

         SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. The following table sets forth the estimated annual pension benefits payable at normal retirement age of 65 to executive officers, other than the Chief Executive Officer, in First Bancorp's SERP.


                 TABLE OF ANNUAL BENEFITS PAYABLE ON RETIREMENT
                UNDER THE SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

                          Final
                         Average                         Years of Service
                         Annual         ---------------------------------------------------
                      Compensation           10                 15               20 or more
                    ---------------     -----------         ----------           ----------

                    $     50,000        $    15,000         $   22,500           $   30,000
                          75,000             22,500             33,750               45,000
                         100,000             30,000             45,000               60,000
                         125,000             37,500             56,250               75,000
                         150,000             45,000             67,500               90,000
                         175,000             52,500             78,750              105,000
                         200,000             60,000             90,000              120,000

         Final Average Annual Compensation is the average of the five highest consecutive calendar years earnings out of the 10 calendar years of employment preceding retirement. Benefits shown are estimated on the basis of "life annuity" amounts, although participants in the SERP may choose from a variety of benefit payment options. For executive officers, current annual compensation for purposes of the SERP may be estimated as the sum of the "Salary" and "Bonus" amounts in the Summary Compensation Table. Benefits shown in the table are prior to deductions for 50% of social security benefits and benefits paid under the retirement plan. First Bancorp's executive officers, other than the Chief Executive Officer, appearing in the Summary Compensation Table who are participants in the SERP and their respective credited years of service are: Ms. Hollers, 20 years (the maximum for participants other than the Chief Executive Officer); Ms. Nixon, 11 years; Mr. Credle, 2 years and Mr. Grigg, 20 years.

         Mr. Garner, First Bancorp's Chief Executive Officer, is also a participant in the SERP. The provisions of the SERP applicable to him are the same as those described above, except that his maximum benefit is 65% of Final Average Annual Compensation compared to 60% for the other participants of the SERP. Based on his years of service, Mr. Garner has already reached the maximum benefit. Accordingly, his benefits under the SERP, prior to deductions for 50% of social security benefits and benefits paid under the retirement plan, will be determined by multiplying his Final Average Annual Compensation times 65%.

         EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL AGREEMENTS. In 1998, in an effort to conform to industry practices, First Bancorp entered into employment agreements with 10 of its senior officers including each officer currently serving as an executive officer. In 1999, First Bancorp entered into employment agreements with two newly promoted senior officers.

         The employment agreements have two to three year terms that extend automatically for an additional year on each anniversary of the date of the agreement, unless either party gives the other written notice on or prior to such anniversary date that they do not want to extend the agreement. The initial term for each officer listed in the Summary Compensation Table is three years. The employment agreements provide that the officers are guaranteed minimum annual salaries equal to their current annualized base salaries and that the officers will receive annual increases that are at least as much as any percentage increase in the U.S. Consumer Price Index during the preceding 12 months. The employment agreements also provide that each officer will be entitled to such insurance, pension, profit-sharing and other benefit plans as are or may become available generally to employees of First Bancorp. The employment agreements provide that each officer is eligible to participate in First Bancorp's SERP, split dollar life insurance plan and stock option plan. The employment agreements also provide that each officer is entitled to reasonable time for vacation, sick leave, bereavement leave, jury duty and military obligations as are or may become available to employees of First Bancorp in positions similar to those of the officer.

         The employment agreements provide First Bancorp the right to terminate each officer's employment with no further accrual of compensation or benefits "for cause" if First Bancorp finds that the officer (i) demonstrated gross negligence or willful misconduct in the execution of the officer's duties, (ii) committed an act of dishonesty or moral turpitude or (iii) was convicted of a felony or other serious crime.

         In the event that First Bancorp terminates an officer for a reason other than for cause, First Bancorp is obligated to pay the officer's base salary for the remainder of the agreement term. In addition, each officer may voluntarily terminate employment by providing at least 45 days written notice to First Bancorp, in which case the officer's compensation, vested rights and employee benefits will accrue through the date of termination of employment.

         The employment agreements also contain noncompetition and confidentiality covenants. The noncompetition covenants provide that that upon termination of employment with First Bancorp, the officer may not engage directly, or indirectly, in any activity or business that is in competition with the business of First Bancorp within the restricted territory, during the restricted period. The restricted territory is a 50-mile radius of each officer's primary residence and/or work location. The restricted period upon termination by First Bancorp "for cause" or voluntary employee termination is one year and upon termination by First Bancorp other than "for cause" is the remainder of the agreement term. The noncompetition covenant also prohibits solicitation or recruitment of any employees of First Bancorp during the restricted period and prohibits sales contacts or solicitation from any customer of First Bancorp for any products or services offered by First Bancorp within the restricted territory during the restricted period. The confidentiality covenants prohibit the officer from disclosing any confidential business secrets or other confidential information both during the term of the employment agreement and for a period of two years following termination of the agreement.

         The employment agreements also provide that if there is a "change in control" of First Bancorp and the officer's employment is terminated by First Bancorp or the officer for any reason, or no reason (other than "for cause"), First Bancorp must pay the officer a severance payment equal to the officer's base salary times a factor that ranges from 1 to 2.9. The multiple for Mr. Garner, Ms. Hollers, Ms. Nixon and Mr. Credle is 2.9. The multiple for Mr. Grigg is 2.0. Control means the power, directly or indirectly, to direct the management or policies of First Bancorp or to vote 40% or more of any class of voting securities of First Bancorp. Change in control is defined as a change in control of First Bancorp except that any merger, consolidation or corporate reorganization in which the owners of the capital stock entitled to vote in the election of directors of First Bancorp prior to the combination own 61% or more of the resulting entity's voting stock will not be considered a change in control for the purpose of the employment agreements; provided that a change in control will be deemed to have occurred if (i) any "person" (as that term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934), other than a trustee or other fiduciary holding securities under an employee benefit plan of First Bancorp, is or becomes the beneficial owner (as that term is used in Section 13(d) of the Securities Exchange Act of 1934), directly or indirectly, of 33% or more of the voting stock of First Bancorp or its successors; (ii) during any period of two consecutive years, individuals who at the beginning of such period constituted the board of directors of First Bancorp or its successors (the "Incumbent Board") cease for any reason to constitute at least a majority of the board; provided, that any person who becomes a director of First Bancorp after the beginning of such period whose election was approved by a vote of at least 3/4 of the directors comprising the Incumbent Board will be considered a member of the Incumbent Board; or (iii) there is a sale of all or substantially all of the assets of First Bancorp. Notwithstanding the foregoing, no change in control is deemed to occur as a result of any transaction that results in the officer subject to the employment agreement in question, or a group of persons including such officer, acquiring, directly or indirectly, 33% or more of the combined voting power of First Bancorp's outstanding securities. As presently structured, the proposed merger with First Savings Bancorp, Inc. is expected to result in a "change in control" under the employment agreements.

     In addition to the employment agreement change in control provisions discussed above, all memorandums of options granted under First Bancorp's 1994 stock option plan were amended during 1998 to provide that in the event of a change in control of First Bancorp, all options will become fully vested and immediately exercisable. Also during 1998, First Bancorp's SERP was amended to fully vest all participants in their accrued benefits in the event of a change in control. As presently structured, the proposed merger with First Savings Bancorp, Inc. is expected to result in a "change in control" under these benefit plans because First Savings shareholders will own more than 40% of the common stock of First Bancorp upon completion of the proposed merger.

REPORT OF THE COMPENSATION COMMITTEE

         The fundamental philosophy of First Bancorp's compensation program is to offer compensation arrangements that are (i) commensurate with individual contributions to the performance of First Bancorp and (ii) competitive with publicly owned financial institutions of similar size and performance. Compensation is designed to attract and retain individuals possessing the specialized talents required by First Bancorp to remain competitive in the financial services industry.

         In applying this philosophy, First Bancorp's Compensation Committee, comprised entirely of non-employee directors, develops compensation recommendations to be considered by the entire board of directors. The Compensation Committee directly determines the recommendation regarding the compensation of the Chief Executive Officer. In addition, the Committee also sets forth recommendations involving (i) compensation policies, (ii) incentive compensation, (iii) long-term equity participation and (iv) benefit plans. The Compensation Committee delegates to the Chief Executive Officer the responsibility to determine appropriate levels of salaries and incentive bonuses for the other executive officers of First Bancorp. Additional consideration is given by both the Compensation Committee (with regard to the Chief Executive Officer) and the Chief Executive Officer (with regard to the other executive officers) to the demonstration of the leadership skills needed to enable First Bancorp to achieve the business objectives set forth by the board of directors. Periodically, First Bancorp engages outside compensation consultants to evaluate and provide recommendations regarding executive officer compensation.

         The process of assessing the appropriateness of compensation arrangements also involves the use of peer data to determine the extent to which First Bancorp's compensation arrangements are competitive within both First Bancorp's industry and geographical area. As a part of this assessment, the Compensation Committee (with regard to the Chief Executive Officer) and the Chief Executive Officer (with regard to the other executive officers) compares First Bancorp's arrangements, both in whole and in part, with those of other financial institutions of similar size and performance both within the state and nationally. This peer group is a subset of the broader peer group to which First Bancorp compares its total returns to shareholders.

         Annual compensation for First Bancorp's Chief Executive Officer and its other executive officers primarily consists of four types of compensation, as set forth below:

         o        base salary;

         o annual incentive bonus (linked directly to corporate earnings and individual performance);

         o long-term equity participation (through the periodic issuance of stock options under First Bancorp's stock option plan), in an effort to more closely align the interests of the executive officers with those of First Bancorp shareholders; and

         o        benefit plans for executive officers.

         BASE SALARY. For First Bancorp's executive officers, including the Chief Executive Officer, base salaries are targeted to approximate average salaries for individuals in similar positions with similar levels of responsibilities who are employed by other publicly owned banking organizations of similar size and performance. First Bancorp frequently participates in salary/compensation surveys and has access to other published salary/compensation data. The results of such surveys are used by the Compensation Committee (with regard to the Chief Executive Officer) and the Chief Executive Officer (with regard to the other executive officers) in developing the appropriate levels of base salaries for executive officers.

         In 1997, the Compensation Committee adjusted the Chief Executive Officer's salary and annual incentive bonus to provide for a higher portion of total compensation coming from base salary, with less reliance on annual incentive bonus in order to more closely align the Chief Executive Officer's base salary with the salaries of his peers. Consistent with this philosophy, the Committee adjusted the Chief Executive Officer's base salary, effective January 1, 2000, to $197,500.

         The 1999 changes in base salary for other executive officers were in the range of 5% to 9% increases in an effort to more closely align the executive officers' base salaries with those of their peers.

         ANNUAL INCENTIVE BONUS. For First Bancorp's executive officers, including the Chief Executive Officer, annual incentive bonuses are directly and indirectly linked to First Bancorp's earnings and to each executive officer's individual performance as it relates to enabling First Bancorp to achieve its performance goals.

         For 1999, as in prior years, the Compensation Committee set the Chief Executive Officer's annual incentive bonus as a percentage of the net income earned by First Bancorp. For 1999, 1998 and 1997, the percentage was 1% of consolidated net income. The 1997 percentage was a decrease from the 2% of net income formula that was used in 1996. The decrease in percentage in 1997 was effected in conjunction with an increase in base salary, as discussed above.

         For the other executive officers, the 1999 annual incentive bonus was based on a combination of (i) a percentage, as determined by the Chief Executive Officer, of base salary related to First Bancorp's achievement of predetermined earnings targets and (ii) additional amounts, at the discretion of the Chief Executive Officer, related to each executive officer's individual contribution to the overall achievement of company-wide earnings targets. Because of the level of First Bancorp's earnings in 1999, the salary-based portion of the 1999 incentive bonus for all other executive officers ranged from 16% to 30% of the respective base salaries.

         LONG-TERM EQUITY PARTICIPATION. For First Bancorp's Chief Executive Officer, executive officers and other key employees, stock options may be granted each year at the discretion of the board of directors. Although no formal system is employed in determining the number of options granted, both in the aggregate or to any one individual, the board does consider First Bancorp's current financial performance, each individual's level of responsibility and the number of previously granted stock options. Options are not intended to be an on-going component of annual compensation, but instead are typically granted to attract and retain new employees, to recognize changes in responsibilities of existing employees and to periodically reward exemplary performance. In 1999, the board of directors of First Bancorp analyzed the financial performance of First Bancorp in recent years, the contributions of various individuals to this performance and the level of previous stock option grants to these individuals. As a result, the First Bancorp board granted stock options to 23 officers of First Bancorp during 1999.

         BENEFIT PLANS FOR EXECUTIVE OFFICERS. In addition to the other methods of compensating executive officers, First Bancorp provides executive officers the same benefits that are afforded to all First Bancorp employees, including matching contributions under First Bancorp's defined contribution plan, retirement benefits under First Bancorp's pension plan and group health, life and disability insurance. Also, executive officers participate in First Bancorp's SERP and split-dollar life insurance plan.

         EMPLOYMENT AGREEMENTS. Over the past two years, First Bancorp has entered into employment agreements with each executive officer, as well as five other senior officers. These agreements were determined to be in the best interest of First Bancorp, among other reasons, (i) to better compete in the retention of executive and senior officers with peer banks that have similar agreements, (ii) to provide certain protections to First Bancorp, including noncompetition and confidentiality covenants in the event that employment is terminated, and (iii) to protect First Bancorp, through change in control provisions, from loss of executive and senior officers as a result of any change in control.

         The above is a summary of current practice regarding Chief Executive Officer and executive officer compensation matters considered by the Compensation Committee. Because Chief Executive Officer and executive officer salaries are not currently (or in the foreseeable future) expected to exceed those limitations provided under Section 162(m) of the Internal Revenue Code, the Compensation Committee has no specific policy that addresses the deductibility for income tax purposes of "qualified compensation" under Section 162(m).


         RESPECTFULLY SUBMITTED BY THE COMPENSATION COMMITTEE OF
         THE FIRST BANCORP BOARD OF DIRECTORS:

                         Jack D. Briggs            A. Johnson Washburn
                         Jesse S. Capel            John C. Willis
                         Edward T. Taws, Jr.

SHAREHOLDER RETURN PERFORMANCE

         The performance graph shown below compares First Bancorp's cumulative total return to shareholders for the five-year period commencing December 31, 1994 and ending December 31, 1999, with cumulative total return of both the Standard & Poor 500 Index (reflecting overall stock market performance) and two indices of bank stocks constructed by SNL Securities, LP: (1) an index of banks with between $500 million and $1 billion in assets, which reflects First Bancorp's asset size from March 1999 through December 31, 1999 and (2) an index comprised of banks with less than $500 million in assets which reflected First Bancorp's asset size until March 1999. The graph and table assume that $100 was invested on December 31, 1994 in First Bancorp's common stock and the three indices described above and that all dividends were reinvested. All data was provided by SNL Securities, LP.

                                  First Bancorp
              Comparison of Five-Year Total Return Performances (1)
                       Five Years Ending December 31, 1999


                                                       Total Return Index Values (1)
                                                                December 31,
                               ----------------------------------------------------------------------------
                                 1994          1995          1996         1997          1998          1999
                                 ----          ----          ----         ----          ----          ----
First Bancorp (2)              $ 100.00       125.10        186.77        360.40        304.35       266.47
Index-S&P 500 (2)                100.00       137.58        169.03        225.44        289.79       350.50
Index - Banks between $500
million and $1 billion (2)       100.00       136.80        176.08        300.16        274.06       253.69
Index-Banks less than $500
million (2)                      100.00       132.76        165.97        269.80        265.28       245.56

---------------------
(1) Total return indices were provided from SNL Securities, LP and assume initial investment of $100 on December 31, 1994, reinvestment of dividends, and changes in market values. Total return index numerical values used in this example are for illustrative purposes only.

(2)   Source: SNL Securities LP, Charlottesville, VA.

         You should recognize that corporations often use a number of other performance benchmarks (in addition to shareholder return) to set various levels of executive officer compensation. You should thus consider other relevant performance indicators in assessing performance, such as growth in earnings per share, growth in book value per share, growth in cash dividends per share, and other performance measures such as return on assets and return on shareholders' equity.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


               TABLE OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS

                                                                                                    Common Stock
                                                                                               Beneficially Owned (1)
                                                                                       --------------------------------------
                                                                                                                    Percent
                                     Current Director (D),             Director of                                of Class on
          Name (Age)                    Nominee (N), or                  Company       Number of       Percent    a Pro Forma
                                  Position with First Bancorp             Since         Shares         of Class    Basis (2)
-----------------------           ---------------------------          -----------     ---------       --------   -----------

DIRECTORS AND NOMINEES
----------------------
James H. Garner (70)             President and Chief Executive            1995         47,139    (3)       1.04%       0.53%
                                        Officer (D) (N)
Jack D. Briggs (60)                         (D) (N)                       1983         49,189    (4)       1.08%       0.55%
David L. Burns (61)                         (D) (N)                       1988         37,976    (5)       0.83%       0.43%
Jesse S. Capel (67)                         (D) (N)                       1983        112,104    (6)       2.46%       1.26%
George R. Perkins, Jr. (60)                 (D) (N)                       1996        416,597    (7)       9.15%       4.67%
G. T. Rabe, Jr. (75)                        (D) (N)                       1987         11,793    (8)       0.26%       0.13%
Edward T. Taws (65)                         (D) (N)                       1986         22,271    (9)       0.49%       0.25%
Frederick H. Taylor (60)                    (D) (N)                       1983        199,218   (10)       4.38%       2.24%
Goldie H. Wallace (53)                      (D) (N)                       1997        179,573   (11)       3.95%       2.02%
A. Jordan Washburn (63)                     (D) (N)                       1995         15,094   (12)       0.33%       0.17%
John C. Willis (56)                         (D) (N)                       1983        334,005   (13)       7.34%       3.75%

EXECUTIVE OFFICERS
------------------
James H. Garner (70)                  President and Chief                 1995         47,139    (3)       1.04%       0.53%
                                       Executive Officer
Anna G. Hollers (48)                Executive Vice President               n/a         43,971   (14)       0.97%       0.49%
                                         And Secretary
Teresa C. Nixon (42)                Executive Vice President               n/a         21,669   (15)       0.48%       0.24%
                                 and Compliance Officer, First
                                              Bank
David G. Grigg (49)                 President of Montgomery                n/a         19,999   (16)       0.44%       0.22%
                                      Data Services, Inc.
Jerry M. Arnold (59)                 Senior Vice President                 n/a          8,832   (17)       0.19%       0.10%
                                   of Operations, First Bank
Eric P. Credle (31)                Senior Vice President and               n/a          7,286   (18)       0.16%       0.08%
                                    Chief Financial Officer
Lee C. McLaurin (37)               Senior Vice President and               n/a         10,314   (19)       0.23%       0.12%
                                           Controller


---------------
Notes:

(1) Unless otherwise indicated, each individual has sole voting and investment power with respect to all shares beneficially owned by such individual. The above table includes executive officers' reported shares in First Bancorp's 401(k) defined contribution plan, which are voted by the plan trustee and not by the shareholder for whom such shares are listed. Also included are shares subject to options (exercisable as of December 31, 1999 or within 60 days after December 31, 1999) granted under First Bancorp's stock option plan.

(2) Represents such individual's percentage of beneficial ownership on a pro forma basis assuming that the proposed merger of First Savings Bancorp, Inc. into First Bancorp has been completed. Assumes that the combined number of outstanding shares after completion of the proposed merger is 8,911,475, which includes 4,520,851 shares of First Bancorp common stock outstanding as of April 6, 2000 and 4,390,624 shares of First Bancorp common stock to be issued in connection with such merger (based on the number of shares of First Savings common stock outstanding as of April 6, 2000, and assuming a conversion ratio of
         1.2468 shares of First Bancorp common stock for each share of First Savings common stock).

(3) Includes 4,702 shares held in First Bancorp's 401(k) defined contribution plan, 7,368 shares held jointly with his spouse and exercisable options to purchase 30,560 shares.

(4) Includes 715 shares held as custodian for his daughter, 31,316 shares held jointly with his spouse and exercisable options to purchase 7,500 shares.

(5) Includes 23,232 shares held by his business interests and exercisable options to purchase 9,000 shares.

(6) Includes 37,104 shares held by Capel Inc. of which Mr. Capel is principal owner and director and exercisable options to purchase 9,000 shares.

(7)      Includes exercisable options to purchase 6,000 shares.

(8) Includes 1,995 shares held by his spouse and exercisable options to purchase 9,000 shares.

(9) Includes 5,835 shares held by his spouse and exercisable options to purchase 9,000 shares.

(10) Includes 77,739 shares held by Mr. Taylor's business interests, 69,381 shares held in trusts, 42,798 shares held by his spouse and exercisable options to purchase 9,000 shares.

(11) Includes exercisable options to purchase 4,500 shares, 104,492 shares held by her spouse and exercisable options held by her spouse to purchase 7,500 shares.

(12)     Includes exercisable options to purchase 4,500 shares.

(13) Includes 199,650 shares held by his spouse and exercisable options to purchase 9,000 shares.

(14) Includes 789 shares held jointly with her daughters, 6,858 shares held in First Bancorp's 401(k) defined contribution plan, 1,950 shares held by her spouse and exercisable options to purchase 18,000 shares.

(15) Includes 4,539 shares held in First Bancorp's 401(k) defined contribution plan and exercisable options to purchase 12,873 shares.

(16) Includes 156 shares held jointly with his daughters, 78 shares held jointly with his son, 3,534 shares held in First Bancorp's 401(k) defined contribution plan and exercisable options to purchase 6,000 shares.

(17) Includes 2,185 shares held in First Bancorp's 401(k) defined contribution plan and exercisable options to purchase 6,000 shares.

(18) Includes 220 shares held in First Bancorp's 401(k) defined contribution plan and exercisable options to purchase 3,000 shares.

(19) Includes 5,469 shares held in First Bancorp's 401(k) defined contribution plan and exercisable options to purchase 1,500 shares.

---------------------

         DIRECTORS AND NOMINEES.

         James H. Garner became President and Chief Executive Officer and a director of First Bancorp and First Bank in 1995. Mr. Garner has been employed by First Bank since 1969, serving as Executive Vice President from 1989 until 1995.

         Jack D. Briggs is currently chairman of the First Bancorp board of directors and has been a director of First Bancorp since 1983 and a director of First Bank since 1976. Mr. Briggs is a funeral director and retail furniture merchant and is President and owner of J. Briggs, Inc., Davidson Funeral Home, Inc. and Carter Funeral Home, Inc.

         David L. Burns is President of Z. V. Pate, Inc., a holding company for agricultural, timber, restaurants and retail sales. Mr. Burns has been a director of First Bancorp since 1988 and a director of First Bank since 1992.

         Jesse S. Capel is Executive Director of Capel, Inc., a rug manufacturer, importer and exporter. Mr. Capel has been a director of First Bancorp since 1983 and a director of First Bank since 1959.

         George R. Perkins, Jr. is President of Frontier Spinning Mills, LLC, a yarn manufacturer, and has served in such capacity since 1996. Mr. Perkins has been a director of First Bancorp and First Bank since 1996.

         G. T. Rabe, Jr. is President of Albemarle Oil Co., a distributor of petroleum products. Mr. Rabe has been a director of First Bancorp since 1987 and a director of First Bank since 1992.

         Edward T. Taws, Jr. is President of Fletcher Industries/Fletcher International, a manufacturer of textile machinery. Mr. Taws has been a director of First Bancorp since 1986 and a director of First Bank since 1992.

         Frederick H. Taylor is President of Troy Lumber Company. Mr. Taylor has been a director of First Bancorp since 1983 and a director of First Bank since 1978.

         Goldie H. Wallace is a private investor in First Bancorp and other business interests. Ms. Wallace has been a director of First Bancorp and First Bank since 1997.

         A. Jordan Washburn is a sales representative for Morrisette Paper Company. Mr. Washburn has been a director of First Bancorp since 1995 and a director of First Bank since 1994.

         John C. Willis is a private investor in restaurant and real estate interests. Mr. Willis has been a director of First Bancorp since 1983 and a director of First Bank since 1980.

         EXECUTIVE OFFICERS.

         In addition to Mr. Garner, the executive officers of First Bancorp are as follows:

         Anna G. Hollers is Executive Vice President and Secretary of First Bancorp and Executive Vice President and Secretary of First Bank. She has been employed by First Bancorp since 1983 and by First Bank since 1972.

         Teresa C. Nixon is Executive Vice President - Loan Administration and Compliance of First Bank. She has been employed by First Bank since 1989.

         David G. Grigg has served as President of Montgomery Data Services, Inc. since its formation in 1984. He was employed by First Bank from 1972 until 1984.

         Jerry M. Arnold is Senior Vice President - Operations of First Bank. He has been employed by First Bank since 1986.

         Eric P. Credle is Senior Vice President and Chief Financial Officer of First Bancorp and First Bank. He has been employed by First Bancorp and First Bank since 1997. He was previously a senior manager with KPMG LLP.

         Lee C. McLaurin is Senior Vice President and Controller of First Bancorp and First Bank. He has been employed by First Bancorp since 1987.

CONDITIONAL NOMINEES AND EXECUTIVE OFFICERS

         If the proposed merger of First Savings Bancorp, Inc. into First Bancorp is approved by the shareholders of First Bancorp and First Savings and the issuance of shares of First Bancorp common stock and the bylaw amendment to increase the number of First Bancorp directors are approved by the First Bancorp shareholders, there will be seven additional nominees for director and two additional executive officers of First Bancorp. The following table sets forth certain information as of April 6, 2000 with respect to the conditional seven additional nominees for director and two additional executive officers of First Bancorp.

                                                                                                  Common Stock
                                                                                             Beneficially Owned (1)
                                                                                            ------------------------
                                                                                                           Percent
                                                                                                           of Class
                                          Current Directors (D),            Director                       on a Pro
                                         Nominee (N), or Proposed          of Company       Number of       Forma
           Name (Age)                   Position with First Bancorp           Since           Shares       Basis (2)
----------------------------------      ---------------------------        ----------       ---------      ---------

DIRECTORS AND NOMINEES
----------------------
Virginia C. Brandt (47)                             (N)                        n/a           13,091  (3)     0.15%
H. David Bruton, M.D. (64)                          (N)                        n/a           88,129  (4)     0.99%
John F. Burns (51)                                  (N)                        n/a          168,661  (5)     1.89%
Felton J. Capel (72)                                (N)                        n/a           14,338  (3)     0.16%
Frank G. Hardister (64)                             (N)                        n/a           31,170  (6)     0.35%
Thomas F. Phillips (53)                             (N)                        n/a           68,576  (7)     0.77%
William E. Samuels (68)                             (N)                        n/a          203,246  (8)     2.28%


EXECUTIVE OFFICERS
------------------
John F. Burns (51)                       Executive Vice President              n/a          168,661  (5)     1.89%
Timothy S. Maples (39)                     Senior Vice President               n/a           25,476  (9)     0.29%

--------------------
(1) Unless otherwise indicated, each individual has sole voting and investment power with respect to all shares beneficially owned by such individual. These nominees currently are shareholders of First Savings. The information in this table shows the number of shares that will be owned by each individual, assuming that the proposed merger of First Savings Bancorp, Inc. into First Bancorp is completed using an exchange ratio of 1.2468 and includes shares subject to options (exercisable on the date hereof or within 60 days after the date hereof) granted under existing First Savings stock option plans.

(2) Represents such individual's percentage of beneficial ownership on a pro forma basis assuming that the proposed merger of First Savings Bancorp, Inc. into First Bancorp has been completed. Assumes that the combined number of outstanding shares after completion of the proposed merger is 8,911,475, which includes 4,520,851 shares of First Bancorp common stock outstanding as of April 6, 2000 and 4,390,624 shares of First Bancorp common stock to be issued in connection with such merger (based on the number of shares of First Savings common stock outstanding as of April 6, 2000, and assuming a conversion ratio of
         1.2468 shares of First Bancorp common stock for each share of First Savings common stock).

(3) Includes 12,468 shares that could be purchased pursuant to the exercise of stock options.

(4) Includes 39,274 shares that could be purchased pursuant to the exercise of stock options. Includes 4,738 shares with shared voting/investment power.

(5) Includes 27,430 shares that could be purchased pursuant to the exercise of stock options, which are vested and non-forfeitable. Also includes 84,761 allocated and unallocated shares held by First Savings Bank of Moore County Employee Stock Ownership Plan. Mr. Burns is a trustee of such Plan and has certain voting and investment power over such shares. A total of 7,758 shares have been allocated to Mr. Burns under the Plan. Also includes 5,785 other shares with shared voting/investment power.

(6) Includes 4,439 shares that could be purchased pursuant to the exercise of stock options.

(7) Includes 34,582 shares that could be purchased pursuant to the exercise of stock options. Includes 1,435 shares with shared voting/investment power.

(8) Includes 3,990 shares that could be purchased pursuant to the exercise of stock options, which are vested and non-forfeitable. Also includes 84,761 allocated and unallocated shares held by First Savings Bank of Moore County Employee Stock Ownership Plan. Mr. Samuels is a trustee of such Plan and has certain voting and investment power over such shares. A total of 9,946 shares have been allocated to Mr. Samuels under the Plan. Also includes 22,443 other shares with shared voting/investment power.

(9) Includes 17,144 shares that could be purchased pursuant to the exercise of stock options.

         Conditional Nominees for Director

         Virginia C. Brandt is a Certified Public Accountant with the firm Holden, Brandt & Longfellow, P.C. She has been a director of First Savings since 1997.

         H. David Bruton, M.D. is the Secretary of North Carolina's Department of Health and Human Services. Until December 31, 1996, he was a practicing physician with Sandhills Pediatric, Inc. He has been a director of First Savings since 1979.

         John F. Burns is currently the President and Chief Executive Officer of First Savings and First Savings Bank of Moore County. He has been a director of First Savings since 1995.

         Felton J. Capel is the owner of Century Associates of N.C., a Southern Pines distributor of cookware and other housewares. He has been a director of First Savings since 1997.

         Frank G. Hardister is president of Powell Funeral Home located in Southern Pines, North Carolina. He has been a director of First Savings since 1990.

         Thomas F. Phillips is an automobile dealer and owner of Phillips Motor Company, located in Carthage, North Carolina. He has been a director of First Savings since 1985.

         William E. Samuels is chairman of the board of directors of First Savings. He was the President and Chief Executive Officer of First Savings and First Savings Bank of Moore County, until his retirement in 1998.
He has been a director of First Savings since 1977.

         Conditional Executive Officers.

         John F. Burns is currently the President and Chief Executive Officer of First Savings and First Savings Bank of Moore County. He is also a director of First Savings.

         Timothy S. Maples is currently Senior Vice President, Chief Financial Officer and Treasurer of First Savings and First Savings Bank of Moore County.

              PRINCIPAL HOLDERS OF FIRST BANCORP VOTING SECURITIES

         The following table sets forth the number and percentage of outstanding shares of First Bancorp's common stock beneficially owned by (i) each person known by First Bancorp to own more than 5% of First Bancorp's common stock and
(ii) all officers and directors of First Bancorp as a group, as of December 31, 1999.

            TABLE OF PRINCIPAL HOLDERS OF FIRST BANCORP COMMON STOCK

                                                                                                  Common Stock
                                                                                             Beneficially Owned (1)
                                                                                            ------------------------
                                                     Name and Address                       Number of       Percent
         Title of Class                            of Beneficial Owner                        Shares        of Class
         --------------                            -------------------                      ---------       --------

Common Stock, no par value         George R. Perkins, Jr.                                    416,597  (2)      9.15%
                                   P.O. Box 525
                                   Sanford, NC  27331
Common Stock, no par value         John C. Willis                                            334,005  (3)      7.34%
                                   626 E. Main Street
                                   Troy, NC  27371
Common Stock, no par value         All directors and executive officers as a group,        1,537,210          33.77%
                                   December 31, 1999

------------------------
(1) Unless otherwise indicated, each individual has sole voting and investment power with respect to all shares beneficially owned by such individual. Also included are shares subject to options (exercisable as of December 31, 1999 or within 60 days after December 31, 1999) granted under First Bancorp's stock option plan.

(2)      Includes exercisable options to purchase 6,000 shares.

(3) Includes 199,650 shares held by his spouse and exercisable options to purchase 9,000 shares.



ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain of the directors, nominees, principal shareholders and officers (and their associates) of First Bancorp have deposit accounts and other transactions with First Bank, including loans. All loans or other extensions of credit made by First Bank to directors, nominees, principal shareholders and officers of First Bancorp and to associates of such persons were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with independent third parties and did not involve more than the normal risk of collectibility. At December 31, 1999, the aggregate principal amount of loans to directors, nominees, principal shareholders and officers of First Bancorp and to associates of such persons was approximately $6,729,000. First Bancorp expects to continue to enter into transactions in the ordinary course of business on similar terms with directors, nominees, principal shareholders and officers (and their associates) of First Bancorp.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Troy, and State of North Carolina, on the 28th day of April, 2000.

                                  FIRST BANCORP

                             By: /s/ James H. Garner
                                 -------------------
                                 James H. Garner
                President, Chief Executive Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of First Bancorp by the following persons and in the capacities and on the dates indicated.

                               EXECUTIVE OFFICERS

                               /s/ James H. Garner
                               -------------------
                                 James H. Garner
                President, Chief Executive Officer and Treasurer

/s/ Anna G. Hollers                                   /s/ Eric P. Credle
------------------------                              --------------------------
Anna G. Hollers                                       Eric P. Credle
Executive Vice President                              Senior Vice President
Executive Secretary                                   Chief Financial Officer
April 28, 2000                                        April 28, 2000

                               BOARD OF DIRECTORS

/s/ Jack D. Briggs                                    /s/ Edward T. Taws
------------------------                              --------------------------
Jack D. Briggs                                        Edward T. Taws
Chairman of the Board                                 Director
Director                                              April 28, 2000
April 28, 2000

/s/ David L. Burns                                    /s/ Frederick H. Taylor
------------------------                              --------------------------
David L. Burns                                        Frederick H. Taylor
Director                                              Director
April 28, 2000                                        April 28, 2000

/s/ Jesse S. Capel                                    /s/ Goldie H. Wallace
------------------------                              --------------------------
Jesse S. Capel                                        Goldie H. Wallace
Director                                              Director
April 28, 2000                                        April 28, 2000

/s/ George R. Perkins                                 /s/ A. Jordan Washburn
------------------------                              --------------------------
George R. Perkins                                     A. Jordan Washburn
Director                                              Director
April 28, 2000                                        April 28, 2000

/s/ G.T. Rabe, Jr.                                    /s/ John C. Willis
------------------------                              --------------------------
G.T. Rabe, Jr.                                        John C. Willis
Director                                              Director
April 28, 2000                                        April 28, 2000