Form 10-Q
period 2000-03-31
FIRST BANCORP /NC/
filed 2000-05-15
CIK 811589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 2000


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

                                [ X ] YES [ ] NO


       As of April 30, 2000, 4,511,051 shares of the registrant's Common Stock, no par value, were outstanding. The registrant had no other classes of securities outstanding.

 EXHIBIT INDEX BEGINS ON PAGE 27

                                      INDEX
                         FIRST BANCORP AND SUBSIDIARIES


                                                                            Page

Part I.  Financial Information

Item 1 - Financial Statements


   CONSOLIDATED BALANCE SHEETS -
   March 31, 2000 and 1999
   (With Comparative Amounts at December 31, 1999)                            3


   CONSOLIDATED STATEMENTS OF INCOME -
   For the Periods Ended March 31, 2000 and 1999                              4


   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME -
   For the Periods Ended March 31, 2000 and 1999                              5

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY -
   For the Periods Ended March 31, 2000 and 1999                              6


   CONSOLIDATED STATEMENTS OF CASH FLOWS -
   For the Periods Ended March 31, 2000 and 1999                              7



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                    8

 Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition                   10


 Item 3 - Quantitative and Qualitative Disclosures About Market Risk         19



 Part II.  Other Information


 Item 5 - Other Information                                                  22

 Item 6 - Exhibits and Reports on Form 8-K                                   22

 Signatures                                                                  26

 Exhibit Cross Reference Index                                               27

Part I.  Financial Information
Item 1 - Financial Statements

                                  First Bancorp and Subsidiaries
                                   Consolidated Balance Sheets


                                                          March 31,     December 31,   March 31,
($ in thousands-unaudited)                                   2000          1999           1999
------------------------------------------------------------------------------------------------
ASSETS
Cash & due from banks, noninterest-bearing               $  18,201         23,055         15,525
Due from banks, interest-bearing                            28,827         15,231         24,207
Federal funds sold                                           8,811         12,280          3,018
                                                         ---------         ------         ------
     Total cash and cash equivalents                        55,839         50,566         42,750
                                                         ---------         ------         ------

Securities available for sale (costs of $58,983,
     $56,231, and $59,663)                                  57,114         54,290         59,482

Securities held to maturity (fair values of $16,878
     $17,366, and $18,552)                                  17,080         17,518         17,898

Presold mortgages in process of settlement                     661          1,121          1,879

Loans                                                      442,728        419,163        368,511
   Less:  Allowance for loan losses                         (6,313)        (6,078)        (5,671)
                                                         ---------         ------         ------
   Net loans                                               436,415        413,085        362,840
                                                         ---------         ------         ------

Premises and equipment                                      10,432         10,063          9,120
Accrued interest receivable                                  3,783          3,373          3,232
Intangible assets                                            5,104          5,261          5,684
Other                                                        4,727          4,170          2,977
                                                         ---------         ------         ------
        Total assets                                     $ 591,155        559,447        505,862
                                                         =========        =======        =======

LIABILITIES
Deposits: Demand - noninterest-bearing                   $  66,444         60,566         58,242
          Savings, NOW, and money market                   169,364        164,307        158,980
          Time deposits of $100,000 or more                 92,137         81,831         63,570
          Other time deposits                              172,779        173,319        158,674
                                                         ---------         ------         ------
               Total deposits                              500,724        480,023        439,466
Short-term borrowings                                       40,000         30,000         20,000
Accrued interest payable                                     3,280          3,457          3,095
Other liabilities                                            2,604          2,025          2,265
                                                         ---------         ------         ------
     Total liabilities                                     546,608        515,505        464,826
                                                         ---------         ------         ------

SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Issued and outstanding:  4,520,851,
          4,551,641, and 4,517,792 shares                   18,473         19,075         18,695
Retained earnings                                           27,306         26,051         22,450
Accumulated other comprehensive loss                        (1,232)        (1,184)          (109)
                                                         ---------         ------         ------
     Total shareholders' equity                             44,547         43,942         41,036
                                                         ---------         ------         ------
          Total liabilities and shareholders' equity     $ 591,155        559,447        505,862
                                                         =========        =======        =======

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income

                                                           Three Months Ended
                                                                March 31,
                                                    ----------------------------
($ in thousands, except share data-unaudited)           2000              1999
--------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                          $     9,693            7,919
Interest on investment securities:
     Taxable interest income                                862              798
     Tax-exempt interest income                             214              237
Other, principally overnight investments                    209              204
                                                     ----------       ----------
     Total interest income                               10,978            9,158
                                                     ----------       ----------

INTEREST EXPENSE
Savings, NOW and money market                               839              793
Time deposits of $100,000 or more                         1,234              885
Other time deposits                                       2,265            1,999
Short-term borrowings                                       269               35
                                                     ----------       ----------
     Total interest expense                               4,607            3,712
                                                     ----------       ----------

Net interest income                                       6,371            5,446
Provision for loan losses                                   310              200
                                                     ----------       ----------
Net interest income after provision
   for loan losses                                        6,061            5,246
                                                     ----------       ----------

NONINTEREST INCOME
Service charges on deposit accounts                         695              664
Other service charges, commissions and fees                 446              371
Fees from presold mortgages                                  86              171
Commissions from insurance sales                            145               87
Data processing fees                                         20               10
Securities gains                                             --                5
Other gains (losses)                                        (10)              --
                                                     ----------       ----------
     Total noninterest income                             1,382            1,308
                                                     ----------       ----------

NONINTEREST EXPENSES
Salaries                                                  2,141            1,866
Employee benefits                                           539              479
                                                     ----------       ----------
   Total personnel expense                                2,680            2,345
Net occupancy expense                                       308              297
Equipment related expenses                                  289              255
Other operating expenses                                  1,408            1,378
                                                     ----------       ----------
     Total noninterest expenses                           4,685            4,275
                                                     ----------       ----------

Income before income taxes                                2,758            2,279
Income taxes                                                916              803
                                                     ----------       ----------
NET INCOME                                           $    1,842            1,476
                                                     ==========       ==========

Earnings per share:
     Basic                                           $     0.41             0.33
     Diluted                                               0.40             0.32

Weighted average common shares outstanding:
     Basic                                            4,537,300        4,523,076
     Diluted                                          4,612,265        4,629,944



See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income




                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
($ in thousands-unaudited)                                2000            1999
--------------------------------------------------------------------------------
Net income                                               $ 1,842          1,476
Other comprehensive loss:
   Unrealized losses on securities
     available for sale:
     Unrealized holding losses arising
         during the period, pretax                           (72)          (236)
            Tax benefit                                       24             93
        Reclassification to realized gains                    --             (5)
               Tax expense                                    --              2
                                                         -------          -----
Other comprehensive loss                                     (48)          (146)
                                                         -------          -----
Comprehensive income                                     $ 1,794          1,330
                                                         =======          =====



See notes to consolidated financial statements.

                                               First Bancorp and Subsidiaries
                                       Consolidated Statements of Shareholders' Equity

                                                                                                Accumulated
                                                     Common Stock                                  Other           Share-
                                                 ----------------------        Retained        Comprehensive      holders'
(In thousands, except per share - unaudited)     Shares        Amount          Earnings         Income (Loss)      Equity
---------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 1999                          3,021      $ 18,970        21,487                    37        40,494
Effect of 1999 3-for-2 stock split                 1,511
                                                   -----      --------        ------                ------        ------
Balances, January 1, 1999 adjusted                 4,532        18,970        21,487                    37        40,494

Net income                                                                     1,476                               1,476
Cash dividends declared ($0.1133 per share)                                     (513)                               (513)
Common stock issued under
     stock option plan                                 1            10                                                10
Common stock issued into
     dividend reinvestment plan                        2            13                                                13
Purchases and retirement of common
     stock                                           (17)         (298)                                             (298)
Other comprehensive loss                                                                              (146)         (146)
                                                   -----      --------        ------                ------        ------

Balances, March 31, 1999                           4,518      $ 18,695        22,450                  (109)       41,036
                                                   =====      ========        ======                  ====        ======


Balances, January 1, 2000                          4,552      $ 19,075        26,051                (1,184)       43,942


Net income                                                                     1,842                               1,842
Cash dividends declared ($0.13 per share)                                       (587)                               (587)
Common stock issued under
     stock option plan                                13            94                                                94
Purchases and retirement of common
     stock                                           (44)         (696)                                             (696)
Other comprehensive loss                                                                               (48)          (48)
                                                   -----      --------        ------                ------        ------

Balances, March 31, 2000                           4,521      $ 18,473        27,306                (1,232)       44,547
                                                   =====      ========        ======                ======        ======


See notes to consolidated financial statements.

                                  First Bancorp and Subsidiaries
                               Consolidated Statements of Cash Flows
                                Balances, January 1, 19999 adjusted
                                                                             Three Months Ended
                                                                                  March 31,
                                                                           ----------------------
($ in thousands-unaudited)                                                   2000           1999
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $  1,842         1,476
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                  310           200
     Net security premium amortization                                           31           130
     Gains on sales of securities available for sale                             --            (5)
     Loan fees and costs deferred, net of amortization                           24           (14)
     Depreciation of premises and equipment                                     244           212
     Amortization of intangible assets                                          157           159
     Provision for deferred income taxes                                       (101)          (46)
     Increase in accrued interest receivable                                   (410)         (443)
     Decrease (increase) in other assets                                       (116)          552
     Increase (decrease) in accrued interest payable                           (177)           15
     Increase in other liabilities                                              508           208
                                                                           --------      --------
          Net cash provided by operating activities                           2,312         2,444
                                                                           --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale                              (4,721)       (9,591)
     Purchases of securities held to maturity                                  (167)         (651)
     Proceeds from sales of securities available for sale                        --         2,017
     Proceeds from maturities/issuer calls of securities available for sale   1,940         6,531
     Proceeds from maturities/issuer calls of securities held to maturity       603         1,230
     Net increase in loans                                                  (23,664)      (10,227)
     Purchases of premises and equipment                                       (613)         (241)
                                                                           --------      --------
          Net cash used in investing activities                             (26,622)      (10,932)
                                                                           --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                     20,701          (800)
     Proceeds from short-term borrowings, net                                10,000        14,000
     Cash dividends paid                                                       (516)         (453)
     Proceeds from issuance of common stock                                      94            23
     Purchases and retirement of common stock                                  (696)         (298)
                                                                           --------      --------
          Net cash provided by financing activities                          29,583        12,472
                                                                           --------      --------

INCREASE IN CASH AND CASH EQUIVALENTS                                         5,273         3,984
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               50,566        38,766
                                                                           --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 55,839        42,750
                                                                           ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                              $  4,784         3,697
     Income taxes                                                                --            92

Non-cash transactions:
     Foreclosed loans transferred to other real estate                           --            31
     Unrealized loss on securities available for sale                           (72)         (241)


See notes to consolidated financial statements.

                         First Bancorp And Subsidiaries
                   Notes To Consolidated Financial Statements


(unaudited)                        For the Periods Ended March 31, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 1

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of March 31, 2000 and 1999 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 2000 and 1999. Reference is made to the 1999 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements.

NOTE 2

The results of operations for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. Certain amounts reported in the period ended March 31, 1999 have been reclassified to conform with the presentation for March 31, 2000. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information. Share data, including earnings per share, have been adjusted to reflect the 3-for-2 stock split that was paid on September 13, 1999 to shareholders of record as of August 30, 1999.

NOTE 3
Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share includes the potentially dilutive effects of the Company's 1994 Stock Option Plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                                 For the Three Months Ended March 31,
                                           -----------------------------------------------------------------------------
                                                            2000                                    1999
                                           -------------------------------------    ------------------------------------
                                             Income        Shares                    Income        Shares
($ in thousands except per                   (Numer-      (Denom-      Per Share     (Numer-      (Denom-      Per Share
    share amounts)                            ator)        inator)       Amount        ator)       inator)       Amount
------------------------------------------------------------------------------------------------------------------------
Basic EPS
  Net income                                $  1,842     4,537,300     $   0.41     $  1,476     4,523,076     $   0.33
                                                                       ========                                ========
Effect of Dilutive Securities
  Effect of stock option plan                      -        74,965                         -       106,868
                                            --------     ---------                  --------     ---------
Diluted EPS
  Net income plus assumed
     exercises of options                   $  1,842     4,612,265     $   0.40     $  1,476     4,629,944     $   0.32
                                            ========     =========     ========     ========     =========     ========

NOTE 4

Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                         March 31,    December 31,    March 31,
           ($ in thousands)                                 2000          1999          1999
           ------------------------------------------------------------------------------------
           Nonperforming loans:
              Nonaccrual loans                          $     429           595           596
              Restructured loans                              252           257           258
                                                        ---------         -----         -----
           Total nonperforming loans                          681           852           854
           Other real estate                                  888           906           525
                                                        ---------         -----         -----
           Total nonperforming assets                   $   1,569         1,758         1,379
                                                        =========         =====         =====

           Nonperforming loans to total loans                0.15%         0.20%         0.23%
           Nonperforming assets as a percentage of
              loans and other real estate                    0.35%         0.42%         0.37%
           Nonperforming assets to total assets              0.27%         0.31%         0.27%
           Allowance for loan losses to total loans          1.43%         1.45%         1.54%

NOTE 5
Loans are shown on the Consolidated Balance Sheets net of net deferred loan fees of approximately $208,000, $184,000, and $114,000 at March 31, 2000, December
31, 1999, and March 31, 1999, respectively.

NOTE 6
On April 30, 1999, in an action approved by the Company's shareholders, the par value of the Company's common stock was changed from $5 par value per share to no par value per share. The consolidated financial statements for periods prior to April 30, 1999 have been restated to reflect this change.

NOTE 7
On December 16, 1999, the Company announced the signing of a definitive merger agreement with First Savings Bancorp, Inc., the holding company for First Savings Bank of Moore County, SSB. At March 31, 2000 First Savings Bancorp, headquartered in Southern Pines, North Carolina, had total assets of $327 million, with loans of $230 million and deposits of $231 million. The terms of the transaction call for First Bancorp to exchange 1.2468 shares of its stock for each share of First Savings Bancorp stock outstanding. The transaction is expected to be consummated in July 2000 and is expected to be accounted for as a pooling of interests.

Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition


RESULTS OF OPERATIONS

OVERVIEW

     Net income for the first quarter of 2000 totaled $1,842,000, an increase of 24.8% over the $1,476,000 reported for the first quarter of 1999. Basic earnings per share for the three months ended March 31, 2000 were $0.41 compared to $0.33 reported for the first quarter of 1999, an increase of 24.2%. Earnings per share on a diluted basis amounted to $0.40 per share for the first quarter of 2000 compared to $0.32 reported for the first quarter of 1999, a 25.0% increase.

     The increase in first quarter net income from the prior year was primarily a result of the 17.0% increase in net interest income. The increase in net interest income is attributable to the loan and deposit growth experienced over the past twelve months. Average loans for the first quarter of 2000 were 18.0% higher than the average amount of loans outstanding in the first quarter of 1999, and average deposits for the first quarter of 2000 were 10.5% higher than in the first quarter of 1999. The provision for loan losses for the first quarter of 2000 was $310,000, which is $110,000 more than it was for the first quarter of 1999. The increase in the provision for loan losses is primarily due to the higher loan growth experienced in the first quarter of 2000 ($23.6 million) compared to the first quarter of 1999 ($10.2 million), and not because of credit quality concerns.

     Noninterest income increased 5.7% and noninterest expenses increased 9.6% when comparing the first quarter of 2000 to 1999. The increase in noninterest income was a result of higher amounts earned in most categories of fees and charges that were partially offset by a decrease in fees from presold mortgages. The increase in noninterest expenses is primarily attributable to expenses associated with the growth in the customer base and branch network over the prior year. The Company's effective tax rate decreased from 35.2% in the first quarter of 1999 to 33.2% in the first quarter of 2000, primarily due to the favorable state tax treatment realized by a subsidiary of the Company that was incorporated in the second quarter of 1999.

COMPONENTS OF EARNINGS

     Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the first quarter of 2000 amounted to $6,371,000, a 17.0% increase from the first quarter of 1999 amount of $5,446,000. There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and 2) the Company's net interest margin.

     The primary driver of the increase in the Company's net interest income continues to be growth in the Company's loan and deposit bases. From March 31, 1999 to March 31, 2000, total loans increased from $368.5 million to $442.7 million, an increase of 20.1%. During the same twelve month period, total deposits increased from $439.5 million to $500.7 million, an increase of 13.9%. As noted earlier, average loans outstanding during the first quarter of 2000 were 18.0% higher than for the first quarter of 1999, and average deposits during the first quarter of 2000 were 10.5% higher than in the first quarter of 1999.

     Also contributing to the increase in net interest income was a slightly higher net interest margin realized by the Company when comparing the first quarter of 2000 to the first quarter of 1999. The Company's net interest margin was 5.03% for the first quarter of 2000 compared to 4.97% for the first quarter of 1999. Over the past nine months, the prime rate of interest has risen from 7.75% to 9.00%, resulting in an average prime rate for the first three months of 2000 of 8.69%, or 94 basis points higher than the 7.75% average prime rate for the first quarter of 1999. Due to the higher interest rate environment, the yields that the Company realized on its interest earning assets and interest bearing liabilities increased. The 8.59% yield the Company realized on its average earning assets was 33 basis points higher than the 8.26% yield earned in the first quarter of 1999. The average rate paid on interest bearing liabilities increased by just 26 basis points comparing the same two time periods, rising to 4.17% from 3.91%.

     The primary reason for the higher increase in the yield on average interest earning assets compared to average interest bearing liabilities was that the Company was able to maintain a fairly static average rate paid on its two largest categories of deposits - 1) savings, NOW, and money market accounts, and
2) other time deposits. With those two categories of deposits each increasing by only three basis points, the reason for the 26 basis point increase in the yield on average interest bearing liabilities was a higher mix of borrowings and time deposits greater than $100,000, along with higher rates being paid on these two categories of interest sensitive liabilities. For the three months ended March 31, 2000, the average amount of borrowings and time deposits greater than $100,000 outstanding was $102,159,000, or 23.0% of average interest bearing liabilities, compared to $66,676,000, or 17.3% of average interest bearing liabilities at March 31, 1999. The Company has had to rely more heavily on these categories of liabilities in order to fund the strong loan growth experienced. These types of interest bearing liabilities typically carry higher interest rates and have rates that fluctuate more directly with the interest rate environment than the rest of the Company's interest bearing liabilities. In the first quarter of 2000, the average rate paid on time deposits greater than $100,000 was 5.89%, or 25 basis points more than the 5.64% rate paid in the first quarter of 1999, while the average rate paid on borrowings in the first quarter of 2000 amounted to 5.95%, a 122 basis point increase over the average rate paid on borrowings in the first quarter of 1999.

     The following table presents average balances and average rates earned/paid by the Company for the first quarter of 2000 compared to the first quarter of 1999:

                                                       For the Three Months Ended March 31,
                                         -------------------------------------------------------------------
                                                        2000                              1999
                                         -------------------------------      ------------------------------
                                                                Interest                            Interest
                                          Average     Average    Earned        Average    Average    Earned
($ in thousands)                          Volume        Rate    or Paid        Volume      Rate     or Paid
------------------------------------------------------------------------------------------------------------
Assets
Loans                                    $430,376       9.03%  $  9,693       364,597      8.81%  $  7,919
Taxable securities                         56,924       6.07%       862        58,039      5.58%       798
Non-taxable securities (1)                 17,389       8.21%       356        18,295      8.62%       389
Short-term investments,
    principally federal funds              14,456       5.80%       209        16,306      5.07%       204
                                         --------              --------      --------             --------
Total interest-earning assets             519,145       8.59%    11,120       457,237      8.26%     9,310
                                                               --------                           --------
Liabilities
Savings, NOW and money
     market deposits                     $165,947       2.03%       839      $160,708      2.00%  $    793
Time deposits >$100,000                    84,027       5.89%     1,234        63,676      5.64%       885
Other time deposits                       175,401       5.18%     2,265       157,557      5.15%     1,999
                                         --------              --------      --------              -------
     Total interest-bearing deposits      425,375       4.09%     4,338       381,941      3.90%     3,677
Short-term borrowings                      18,132       5.95%       269         3,000      4.73%        35
                                         --------              --------      --------              -------
Total interest-bearing liabilities        443,507       4.17%     4,607       384,941      3.91%     3,712
                                                               --------                            -------
Non-interest-bearing deposits              60,678                              58,017
Net yield on interest-earning
  assets and  net interest income                       5.03%  $  6,513                    4.97%  $  5,598
                                                               ========                           ========
Interest rate spread                                    4.42%                              4.35%

Average prime rate                                      8.69%                              7.75%


(1) Includes tax-equivalent adjustments of $142,000 and $152,000 in 2000 and 1999 respectively, to reflect the federal and state benefit of the tax-exempt securities, reduced by the related nondeductible portion of interest expense.


     See additional discussion regarding interest rate risk below in Item 3 - Quantitative and Qualitative Disclosures About Market Risk.


     The provision for loan losses in the first quarter of 2000 was $310,000, a $110,000 increase from the $200,000 provision recorded in the first quarter of 1999. The increase in the provision for loan losses is primarily due to the higher loan growth experienced in the first quarter of 2000 ($23.6 million) compared to the first quarter of 1999 ($10.2 million), and not credit quality concerns. Credit quality indicators for the Company remained strong in the first quarter. Provisions for loan losses are based on management's evaluation of the loan portfolio, as discussed under "Summary of Loan Loss Experience" below.

     Total noninterest income for the first quarter of 2000 amounted to $1,382,000, a 5.7% increase over the $1,308,000 earned in the first quarter of 1999. For evaluation purposes, the Company classifies noninterest income into two categories - core noninterest income and non-core noninterest income. Core noninterest income includes fees and charges earned from the day to day operations of the Company such as service charges on deposits, fees from presold mortgages, and various other types of recurring income. Non-core noninterest income consists of items that are less recurring in nature such as gains and losses from securities sales, loans sales, fixed assets, other real estate, and miscellaneous nonrecurring items.

     Core noninterest income for the first quarter of 2000 amounted to $1,392,000, a 6.8% increase over the $1,303,000 recorded in the first quarter of 1999. The increase in core noninterest income is primarily due to the following factors: 1) increases in service charges earned on deposit accounts caused by the increase in the Company's deposit base, as well as a slightly higher fee schedule that was implemented in March 1999, 2) increases in other service charges, commissions, and fees, which includes items such as safety deposit box rentals, check cashing fees, merchant card income, and ATM surcharges, due primarily to the Company's larger customer base, and 3) a $65,000 higher "experience bonus" paid to the Company from the company that provides the credit life insurance that the Company earns commissions from selling. The amount of any experience bonus payment is computed once per year and is dependent on the actual loss experience on credit insurance policies that the Company sold. In the first quarter of 2000, the Company received an experience bonus of $89,000, compared to $24,000 received in the first quarter of 1999. The increases in core noninterest income just noted were partially offset by lower fees from presold mortgages earned in the first quarter of 2000 compared to the first quarter of 1999. In the first quarter of 2000, the Company earned $86,000 from fees from presold mortgages compared to $171,000 earned in the first quarter of 1999. The lower amount of fees earned is primarily due to the higher interest rate environment, which has reduced the demand for mortgage loans, particularly refinancings.

     Also contributing to the increase in first quarter 2000 core noninterest income were higher fees earned from the Company's data processing subsidiary, Montgomery Data Services, Inc. (Montgomery Data). The Company recorded $20,000 in the first quarter of 2000 compared to $10,000 in the first quarter of 1999 related to data processing services provided to two de novo banks in the area. Montgomery Data makes its excess data processing capabilities available to area financial institutions for a fee. Montgomery Data did not have any nonaffiliated customers from December 1997 to December 1998. In December 1998, a contract was signed to provide data processing for a nearby de novo bank. In May 1999, a contract to provide limited item processing services was signed with another de novo bank. Slightly higher fees earned from the first client and the recording of fees in 2000 related to the second client are the causes for the increase in this category of noninterest income.

     Non-core noninterest income amounting to a net loss of $10,000 in the first quarter of 2000 compared to a net gain of $5,000 in the first quarter of 1999 was insignificant for the periods presented.

     Noninterest expenses for the first quarter of 2000 amounted to $4,685,000, a 9.6% increase over the $4,275,000 recorded in the first quarter of 1999. The increase is primarily associated with the higher expenses that are necessary to properly process, manage, and service the increases in loans and deposits experienced by the Company. Also contributing to the increase in noninterest expenses was the continued expansion of the Company's branch network and the annual wage increases that are granted to substantially all employees in January of each year.

     The provision for income taxes was $916,000 in the first quarter of 2000 compared to $803,000 in the first quarter of 1999. The 14.1% increase is a result of a 21.0% increase in pretax income, which was partially offset by a decrease in the Company's effective tax rate from 35.2% in the first quarter of 1999 to 33.2% in the first quarter of 2000, primarily due to the favorable state tax treatment realized by a subsidiary of the Company that was incorporated in the second quarter of 1999.

FINANCIAL CONDITION

     The Company's total assets were $591.2 million at March 31, 2000, an increase of $85.3 million, or 16.9%, from the $505.9 million at March 31, 1999. Interest-earning assets also increased by 16.9%, from $475.0 million at March 31, 1999 to $555.2 million at March 31, 2000. Loans, the primary interest-earning asset, grew from $368.5 million at March 31, 1999 to $442.7 million at March 31, 2000, an increase of $74.2 million, or 20.1%.

     Deposits have increased $61.3 million, or 13.9%, supporting the asset growth since March 31, 1999. The increases in deposits since March 31, 1999 have occurred primarily in the categories of time deposits of $100,000 or more and other time deposits, with $42.7 million of the deposit growth occurring in those two categories. The increase in time deposits has been due to the Company more aggressively pricing these deposits in order to fund the strong loan growth experienced. Noninterest-bearing demand deposits increased from $58.2 million at March 31, 1999 to $66.4 million at March 31, 2000, an increase of 14.1%, while savings, NOW and money market deposits increased from $159.0 million to $169.4 million, an increase of 6.5%.

     Due to loan growth that has exceeded deposit growth over the past year, the Company has relied more heavily on borrowings. Total borrowings amounted to $40 million at March 31, 2000 compared to $20 million at March 31, 1999. See "LIQUIDITY" below for a discussion of the Company's sources of borrowings.

     Since December 31, 1999, the Company has experienced annualized increases of 22.5%, 22.7%, and 17.3% in loans, total assets and deposits, respectively.

NONPERFORMING ASSETS

Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                March 31,       December 31,      March 31,
           ($ in thousands)                       2000             1999             1999
-------------------------------------------------------------------------------------------
Nonperforming loans:
   Nonaccrual loans                              $  429              595             596
   Restructured loans                               252              257             258
                                                 ------            -----           -----
Total nonperforming loans                           681              852             854
Other real estate                                   888              906             525
                                                 ------            -----           -----
Total nonperforming assets                       $1,569            1,758           1,379
                                                 ======            =====           =====

Nonperforming loans to total loans                 0.15%            0.20%           0.23%
Nonperforming assets as a percentage of
   loans and other real estate                     0.35%            0.42%           0.37%
Nonperforming assets to total assets               0.27%            0.31%           0.27%
Allowance for loan losses to total loans           1.43%            1.45%           1.54%

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

    Nonperforming loans are defined as nonaccrual loans and restructured loans. As of March 31, 2000, December 31, 1999 and March 31, 1999, nonperforming loans were approximately 0.15%, 0.20%, and 0.23%, respectively, of the total loans outstanding at such dates. The level of nonaccrual and restructured loans, which comprises the Company's nonperforming loans, did not change materially among any of the periods presented.

    As of March 31, 2000, the borrower with the largest nonaccrual loan owed a balance of $120,000, while the average nonaccrual loan balance was approximately $18,000. If the nonaccrual loans and restructured loans as of March 31, 2000 and 1999 had been current in accordance with their original terms and had been outstanding throughout the three month periods (or since origination or acquisition if held for part of the three month periods), gross interest income in the amounts of approximately $10,000 and $14,000 for nonaccrual loans and $7,000 and $6,000 for restructured loans would have been recorded for the three months ended March 31, 2000 and 1999, respectively. Interest income on such loans that was actually collected and included in net income in the three month periods ended March 31, 2000 and 1999 was negligible for both periods for nonaccrual loans (prior to their being placed on nonaccrual status) and was approximately $5,000 for restructured loans for each three month period.

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

    At March 31, 2000, December 31, 1999, and March 31, 1999, the recorded investment in loans considered to be impaired was $201,000, $281,000, and $87,000, respectively, all of which were on nonaccrual status. The related allowance for loan losses for these impaired loans was $30,000, $42,000, and $12,000, respectively. There were no impaired loans for which there was no related allowance. The average recorded investments in impaired loans during the three month period ended March 31, 2000, the year ended December 31, 1999, and the three months ended March 31, 1999 were approximately $241,000, $123,000, and $44,000, respectively. For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

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

     As of March 31, 2000, December 31, 1999 and March 31, 1999, the Company owned other real estate totaling approximately $888,000, $906,000, and $525,000, respectively, which consisted principally of several parcels of real estate. The increase in the level of other real estate owned at March 31, 2000 compared to March 31, 1999 is primarily attributable to the reclassification of two bank branches that were closed during 1999 from premises and equipment to other real estate. The Company's management has reviewed recent appraisals of its other real estate and believes that their fair values, less estimated costs to sell, exceed their respective carrying values at the dates presented.

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

     The provision for loan losses in the first quarter of 2000 was $310,000, a $110,000 increase from the $200,000 provision recorded in the first quarter of 1999. The increase in the provision for loan losses is primarily due to the higher loan growth experienced in the first quarter of 2000 ($23.6 million) compared to the first quarter of 1999 ($10.2 million), and not credit quality concerns. Credit quality indicators as of and for the three months ended March 31, 2000 remained strong, and did not vary significantly among the periods presented.

    At March 31, 2000, the allowance for loan losses amounted to $6,313,000, compared to $6,078,000 at December 31, 1999 and $5,671,000 at March 31, 1999.
The allowance for loan losses was 1.43%, 1.45% and 1.54% of total loans as of March 31, 2000, December 31, 1999, and March 31, 1999, respectively.

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

                                                                 Three Months        Year        Three Months
                                                                     Ended           Ended           Ended
                                                                   March 31,      December 31,      March 31,
     ($ in thousands)                                                2000            1999            1999
                                                                  ---------         -------         -------
Loans outstanding at end of period                                $ 442,728         419,163         368,511
                                                                  =========           =====           =====
Average amount of loans outstanding                               $ 430,376         386,365         364,597
                                                                  =========           =====           =====

Allowance for loan losses, at
   beginning of year                                              $   6,078           5,504           5,504

Loans charged off:
   Commercial, financial and agricultural                               (40)            (53)             --
   Real estate - mortgage                                                --            (126)            (11)
   Installment loans to individuals                                     (57)           (269)            (54)
                                                                  ---------           -----           -----
       Total charge-offs                                                (97)           (448)            (65)
                                                                  ---------           -----           -----

Recoveries of loans previously charged-off:
   Commercial, financial and agricultural                                 5              27               5
   Real estate - mortgage                                                 2              17               2
   Installment loans to individuals                                      15              68              25
                                                                  ---------           -----           -----
       Total recoveries                                                  22             112              32
                                                                  ---------           -----           -----
            Net charge-offs                                             (75)           (336)            (33)

Additions to the allowance charged to expense                           310             910             200
                                                                  ---------           -----           -----
Allowance for loan losses, at end of period                       $   6,313           6,078           5,671
                                                                  =========           =====           =====

Ratios:
   Net charge-offs (annualized) as a percent of average loans          0.07%           0.09%           0.04%
   Allowance for loan losses as a
         percent of  loans at end of period                            1.43%           1.45%           1.54%

     Based on the results of the aforementioned loan analysis and grading program and management's evaluation of the allowance for loan losses at March 31, 2000, there have been no material changes to the allocation of the allowance for loan losses among the various categories since December 31, 1999.

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

     Although the Company has not historically had to rely on these sources of credit as a source of liquidity, the Company has experienced a gradual increase in its loan to deposit ratio over the past several years. At December 31, 1996, the Company's loan to deposit ratio was 74.9%. Since then it has steadily increased to its March 31, 2000 level of 88.4% as a result of the significant loan growth experienced which has outpaced deposit growth. This imbalance in growth has reduced the Company's liquidity sources. Beginning in the third quarter of 1998, although the Company has not had any liquidity or funding difficulties, the Company began making periodic draws and repayments on its lines of credit, predominantly on an overnight basis to maintain liquidity ratios at internally targeted levels. As the Company's loan to deposit ratio has increased, so has the Company's reliance on borrowings. Average borrowings outstanding during the first quarter of 2000 amounted to $18.1 million compared to $3.0 million for the first quarter of 1999. The Company expects to increasingly rely on its available lines of credit in the future due to anticipation of continued difficulty in funding new loan growth solely with deposits.

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

     In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for classification as "well capitalized," which are presented with the minimum ratios and the Company's ratios at March 31, 2000, December 31, 1999, and March 31, 1999 in the table below.

                                                            March 31,      December 31,      March 31,
                                                              2000             1999            1999
                                                              ----             ----            ----
     Risk-based capital ratios:
        Tier I capital to Tier I risk adjusted assets         9.32%            9.66%           9.71%
        Minimum required Tier I capital                       4.00%            4.00%           4.00%
        Threshold for well-capitalized status                 6.00%            6.00%           6.00%


        Total risk-based capital to
              Tier II risk-adjusted assets                   10.44%           10.78%          10.83%
        Minimum required total risk-based capital             8.00%            8.00%           8.00%
        Threshold for well-capitalized status                10.00%           10.00%          10.00%


     Leverage capital ratios:
        Tier I leverage capital to
            adjusted fourth quarter average assets            7.38%            7.30%           7.34%
        Minimum required Tier I leverage capital              4.00%            4.00%           4.00%
        Threshold for well-capitalized status                 5.00%            5.00%           5.00%

     Although the Company continues to exceed even the regulatory thresholds for "well capitalized" status, the Company's capital ratios have been steadily declining with the strong growth the Company has experienced. The Company's Total Risk-Based Capital to Tier II Risk Adjusted Assets ratio of 10.44% at March 31, 2000, compared to the "well capitalized" threshold of 10.00%, is the only one of the three regulatory ratios that is within 200 basis points of falling below the "well capitalized" threshold. The Company has plans in place to improve any ratio that falls below the "well capitalized" threshold.

     In light of market conditions during the first quarter of 2000, the Company resumed purchases of stock under its 100,000 share repurchase authorization. During the first quarter of 2000, the Company repurchased a total of 43,900 shares at an average cost of $15.86 per share.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES
 ABOUT MARKET RISK)


     Net interest income is the Company's most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, the Company's level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities. It is the Company's policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. The Company's exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of "shock" interest rates. Over the years, the Company has been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past ten years the net interest margin has not varied in any single calendar year by more than the 41 basis point change experienced by the Company in 1998, and the lowest net interest margin realized over that same period is within 65 basis points of the highest. Additionally, over the past seven quarters (excluding the one time impact that the Company's Y2K liquidity contingency plan had on the Company's net interest margin), the Company's net interest margin has not varied by more than 16 basis points in any one quarter and the highest margin during those seven quarters is within 17 basis points of the lowest margin during that same period. While the Company can not guarantee stability in its net interest margin in the future, at this time management does not expect significant fluctuations.

     At March 31, 2000, the Company has $165 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at March 31, 2000 subject to interest rate changes within one year are deposits totaling $169 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators. Thus, the Company believes that near term net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates. In fact, as discussed below, management believes the opposite to be true, that the recent short-term effects of a rising interest rate environment have generally had a positive impact on the Company's net interest income and that the near term effects of a decrease in rates would generally have a negative effect on net interest income. The Company has relatively little long-term interest rate exposure, with approximately 86% of interest-earning assets subject to repricing within five years and substantially all interest-bearing liabilities subject to repricing within five years.

     Although the Company is liability sensitive in the one year horizon, the Company believes that over the past few years that rises in interest rates have generally had a slightly positive effect on near term (less than six months) net interest income and decreases in interest rates have had a slightly negative effect on near term net interest income. It is the Company's belief that in the declining interest rate environment of late 1998, the Company was not able to fully adjust deposit rates downward by the same magnitude that it was contractually obligated to decrease adjustable rate loans by. This resulted in slight decreases in the Company's net interest margin. Conversely, the Company believes that in the rising interest rate environment experienced in the second half of 1999 and in the first quarter of 2000 that it was able to maintain relatively static rates paid on its non-time deposits, while adjustable rate loans were immediately increased in accordance with their loan terms. This resulted in a slight increase in net interest income. Beyond the six month horizon, the Company's time deposits which have an average maturity of approximately 8 months tend to reprice more directly with the existing interest rate environment and offset the initial positive or negative effects of changes in interest rates. This has had the effect that over the longer term, as noted above, the Company has been able to maintain a relatively stable net interest margin.

     Other factors that have impacted the Company's net interest margin in recent years have been an increase in the Company's loan to deposit ratio, a higher concentration of loans secured by real estate, and a higher mix of time deposits greater than $100,000 and borrowings. Because loans typically yield more than other types of investments, the increase in the Company's loan to deposit ratio has generally had a positive impact on the net interest margin. Partially offsetting the positive impact of the higher loan to deposit ratio has been higher growth in loans secured by real estate (which generally have lower interest rates than other types of loans) and a higher mix of time deposits greater than $100,000 and borrowings (both of which carry higher rates of interest than the Company's other funding sources). The higher mix of loans secured by real estate has been due to emphasis on larger loans, which the Company generally requires to be secured by real estate, in order to implement a high growth strategy to better leverage the Company's branch network. The higher mix of these higher rate deposits has been necessary to fund the strong loan growth experienced.

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

                                                 Expected Maturities of Market Sensitive
                                                   Instruments Held at March 31, 2000
                           ---------------------------------------------------------------------------
                                                                                                           Average    Estimated
                                                                                                           Interest     Fair
($ in thousands)           1 Year     2 Years     3 Years     4 Years    5 Years     Beyond     Total      Rate (1)     Value
                           ------     -------     -------     -------    -------     ------     -----      --------     -----
Due from banks,
   interest bearing        $28,827           -          -           -          -           -     28,827      5.75%     $ 28,827
Federal funds sold           8,811           -          -           -          -           -      8,811      5.75%        8,811
Debt securities- at
   amortized cost (2)        7,229       5,804     10,608      20,131     10,968      17,412     72,152      6.48%       70,315
Loans - fixed (3)           46,394      24,384     41,893      49,490     63,410      37,848    263,419      8.58%      262,459
Loans - adjustable (3)      87,610      18,455     21,128      20,144     16,463      15,080    178,880      9.51%      178,880
                          --------      ------      -----       -----      -----       -----    -------      ----     ---------
  Total                   $178,871      48,643     73,629      89,765     90,841      70,340    552,089      8.41%    $ 549,292
                          ========      ======     ======      ======     ======      ======    =======      ====     =========

Savings, NOW, and
 money market
 deposits                 $169,364           -          -           -          -           -    169,364      2.09%   $  169,364
Time deposits              224,379      27,529      4,340       3,226      3,683       1,759    264,916      5.46%      264,821
Short-term
   borrowings               40,000           -          -           -          -           -     40,000      6.05%       40,000
                          --------      ------      -----       -----      -----       -----    -------      ----     ---------
  Total                   $433,743      27,529      4,340       3,226      3,683       1,759    474,280      4.31%    $ 474,185
                          ========      ======      =====       =====      =====       =====    =======      ====     =========

(1) Tax-exempt securities are reflected at a tax-equivalent basis using a 34% tax rate.
(2) Callable securities with above market interest rates at March 31, 2000 are assumed to mature at their call date for purposes of this table.
(3)  Excludes nonaccrual loans and allowance for loan losses.

     The Company's fixed rate earning assets have estimated fair values that are slightly lower than their carrying value. This is due to the yields on these portfolios being slightly lower than market yields at March 31, 2000 for instruments with maturities similar to the remaining term of the portfolios, due to the generally rising interest rate environment over the past year. The estimated fair value of the Company's time deposits is lower than its book value for the same reason.

PENDING ACQUISITION

     On December 16, 1999, the Company announced the signing of a definitive merger agreement with First Savings Bancorp, Inc., the holding company for First Savings Bank of Moore County, SSB. At March 31, 2000 First Savings Bancorp, headquartered in Southern Pines, North Carolina, had total assets of $327 million, with loans of $230 million and deposits of $231 million. The terms of the transaction call for First Bancorp to exchange 1.2468 shares of its stock for each share of First Savings Bancorp stock outstanding. All terms of the proposed merger are described in greater detail in the Company's filing on Form 8-K filed December 21, 1999 and filing under Rule 425 filed March 24, 2000. The transaction is expected to be consummated in July 2000 and is expected to be accounted for as a pooling of interests.

CURRENT ACCOUNTING MATTERS

     The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This Statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and will be adopted by the Company on January 1, 2001. Because the Company has not historically and does not currently employ the use of derivatives, this Statement is not expected to impact the Company.

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

3.a.iii Copy of the amendment to Articles of Incorporation - adding a new Article Ten, was filed as Exhibit 3.a.iii to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

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

3.b.ii Copy of the amendment to the Bylaws replacing Section 3.04 of Article Three was filed as Exhibit 3.b.ii to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.

3.b.iii Copy of the amendment to the Bylaws amending Section 3.19 of Article Three was filed as Exhibit 3.b.iii to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.

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

10.f First Bancorp Employees' Pension Plan, as amended on August 16, 1994, was filed as Exhibit 10(g) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference. (*)

10.g First Bancorp Senior Management Supplemental Executive Retirement Plan dated May 31, 1993, was filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and is incorporated herein by reference. (*)

10.h First Bancorp Senior Management Split-Dollar Life Insurance Agreements between the Company and the Executive Officers, as amended on December 22, 1994, was filed as Exhibit 10(i) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference. (*)

10.i First Bancorp 1994 Stock Option Plan was filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994, and is incorporated herein by reference. (*)

10.j Amendment to the First Bancorp Savings Plus and Profit Sharing Plan (401(k) savings incentive plan and trust), dated December 17, 1996, was filed as Exhibit 10(m) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and is incorporated herein by reference. (*)

10.k Employment Agreement between the Company and James H. Garner dated August 17, 1998 was filed as Exhibit 10(l) to the Company's Annual Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference. (*)

10.l Employment Agreement between the Company and Anna G. Hollers dated August 17, 1998 was filed as Exhibit 10(m) to the Company's Annual Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference. (*)

10.m Employment Agreement between the Company and Teresa C. Nixon dated August 17, 1998 was filed as Exhibit 10(n) to the Company's Annual Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference. (*)

10.n First Amendment to the First Bancorp Senior Management Executive Retirement Plan dated April 21, 1998 was filed as Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is incorporated herein by reference. (*)

10.o Employment Agreement between the Company and Eric P. Credle dated August 17, 1998 was filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is incorporated herein by reference. (*)

10.p Amendments 1 and 2 to the Company's 1994 Stock Option Plan was filed as Exhibit 10.q to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.
           (*)

10.q Employment Agreement between the Company and David G. Grigg dated August 17, 1998 was filed as Exhibit 10.r to the Company's Annual Report on Form 10-K for the year ended December 31, 19999 and is incorporated herein by reference. (*)

10.r Definitive merger agreement with First Savings Bancorp, Inc. dated December 16, 1999 was filed.

10.s Amendment and Waiver to Merger Agreement with First Savings Bancorp, Inc. dated March 24, 2000.

21 List of Subsidiaries of Registrant was filed as Exhibit 21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

27         Financial Data Schedule pursuant to Article 9 of Regulation S-X.

(b) There were no reports filed on Form 8-K during the three months ended March 31, 2000.


COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO: FIRST BANCORP, ANNA G. HOLLERS, EXECUTIVE VICE PRESIDENT, P.O. BOX 508, TROY, NC 27371

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FIRST BANCORP



    May 8, 2000                           BY:   /s/James H. Garner
                                                ------------------
                                                   James H. Garner
                                                      President
                                           (Principal Executive Officer),
                                                Treasurer and Director



    May 8, 2000                           BY:   /s/Anna G. Hollers
                                                ------------------
                                                   Anna G. Hollers
                                             Executive Vice President
                                                   and Secretary



    May 8, 2000                           BY:   /s/Eric P. Credle
                                                -----------------
                                                   Eric P. Credle
                                                Senior Vice President
                                            and Chief Financial Officer

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

3.a.ii    Copy of the amendment to Articles of Incorporation                   *

3.a.iii   Copy of the amendment to Articles of Incorporation - adding a new
          Article Ten                                                          *

3.a.iv.   Copy  of  the   amendment  to  Article  IV  of  the  Articles  of
          Incorporation                                                        *

3.b.i     Copy of the Bylaws of the Registrant                                 *

3.b.ii.   Copy of the  amendment  to the Bylaws  replacing  Section 3.04 of
          Article 3                                                            *

3.b.iii   Copy of the  amendment  to the Bylaws  amending  Section  3.19 of
          Article Three                                                        *

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

10.f      First Bancorp Employees' Pension Plan                                *

10.g      First Bancorp Senior Management Supplemental Executive Retirement
          Plan                                                                 *

10.h      First  Bancorp  Senior  Management  Split-Dollar  Life  Insurance
          Agreements between the Company and the Executive Officers            *

10.i      First Bancorp 1994 Stock Option Plan                                 *

10.j      Amendment to the First  Bancorp  Savings Plus and Profit  Sharing
          Plan                                                                 *

10.k      Employment Agreement between the Company and James H. Garner         *

10.l      Employment Agreement between the Company and Anna G. Hollers         *

10.m      Employment Agreement between the Company and Teresa C. Nixon         *

10.n      First  Amendment  to the  First  Bancorp  Supplemental  Executive
          Retirement Plan                                                      *

10.o      Employment Agreement between the Company and Eric P. Credle          *

10.p      Amendments 1 and 2 to the Company's 1994 Stock Option Plan           *

10.q      Employment Agreement between the Company and David G. Grigg          *

10.r      Definitive merger agreement with First Savings Bancorp, Inc.         *

10.s      Amendment  and  Waiver to Merger  Agreement  with  First  Savings
          Bancorp, Inc.                                                       29

21        List of Subsidiaries of Registrant                                   *

27        Financial  Data Schedule  pursuant to Article 9 of Regulation S-X   32

*         Incorporated herein by reference.