Form 10-Q
period 2000-06-30
FIRST BANCORP /NC/
filed 2000-08-14
CIK 811589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 June 30, 2000


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

                                [ X ] YES [ ] NO


       As of July 31, 2000, 4,517,770 shares of the registrant's Common Stock, no par value, were outstanding. The registrant had no other classes of securities outstanding.



EXHIBIT INDEX BEGINS ON PAGE 29

                                      INDEX
                         FIRST BANCORP AND SUBSIDIARIES


                                                                          Page

Part I.  Financial Information

Item 1 - Financial Statements

   CONSOLIDATED BALANCE SHEETS -
   June 30, 2000 and 1999
   (With Comparative Amounts at December 31, 1999)                          3

   CONSOLIDATED STATEMENTS OF INCOME -
   For the Periods Ended June 30, 2000 and 1999                             4

   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME -
   For the Periods Ended June 30, 2000 and 1999                             5

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY -
   For the Periods Ended June 30, 2000 and 1999                             6

   CONSOLIDATED STATEMENTS OF CASH FLOWS -
   For the Periods Ended June 30, 2000 and 1999                             7



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  8

 Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition                 10

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk       20


 Part II.  Other Information

 Item 4 - Submission of Matters to a Vote of Shareholders                  23

 Item 5 - Other Information                                                24

 Item 6 - Exhibits and Reports on Form 8-K                                 25

 Signatures                                                                28

 Exhibit Cross Reference Index                                             29

Part I.  Financial Information
Item 1 - Financial Statements

                                  First Bancorp and Subsidiaries
                                    Consolidated Balance Sheets


                                                          June 30,      December 31,     June 30,
($ in thousands-unaudited)                                  2000            1999           1999
------------------------------------------------------------------------------------------------
ASSETS
Cash & due from banks, noninterest-bearing               $  21,131         23,055         18,290
Due from banks, interest-bearing                            30,594         15,231         28,242
Federal funds sold                                          11,829         12,280            847
                                                         ---------         ------         ------
     Total cash and cash equivalents                        63,554         50,566         47,379
                                                         ---------         ------         ------

Securities available for sale (costs of $55,340,
     $56,231, and $57,188)                                  53,406         54,290         56,122

Securities held to maturity (fair values of $16,084,
     $17,366, and $17,124)                                  16,217         17,518         16,978

Presold mortgages in process of settlement                     496          1,121          2,402

Loans                                                      472,546        419,163        387,755
   Less:  Allowance for loan losses                         (6,553)        (6,078)        (5,822)
                                                         ---------         ------         ------
   Net loans                                               465,993        413,085        381,933
                                                         ---------         ------         ------

Premises and equipment                                      11,509         10,063          9,423
Accrued interest receivable                                  3,805          3,373          3,059
Intangible assets                                            4,946          5,261          5,525
Other                                                        4,464          4,170          3,466
                                                         ---------         ------         ------
        Total assets                                     $ 624,390        559,447        526,287
                                                         =========        =======        =======

LIABILITIES
Deposits: Demand - noninterest-bearing                   $  68,145         60,566         59,755
          Savings, NOW, and money market                   166,528        164,307        161,315
          Time deposits of $100,000 or more                 93,284         81,831         66,767
          Other time deposits                              200,452        173,319        163,519
                                                         ---------         ------         ------
               Total deposits                              528,409        480,023        451,356
Short-term borrowings                                       45,000         30,000         28,000
Accrued interest payable                                     3,302          3,457          3,316
Other liabilities                                            2,061          2,025          1,887
                                                         ---------         ------         ------
     Total liabilities                                     578,772        515,505        484,559
                                                         ---------         ------         ------
SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Issued and outstanding: 4,508,969,
         4,551,641, and 4,525,292 shares                    18,287         19,075         18,813
Retained earnings                                           28,605         26,051         23,565
Accumulated other comprehensive loss                        (1,274)        (1,184)          (650)
                                                         ---------         ------         ------
     Total shareholders' equity                             45,618         43,942         41,728
                                                         ---------         ------         ------
          Total liabilities and shareholders' equity     $ 624,390        559,447        526,287
                                                         =========        =======        =======



                See notes to consolidated financial statements.

                                         First Bancorp and Subsidiaries
                                       Consolidated Statements of Income


                                                     Three Months Ended                    Six Months Ended
                                                           June 30,                            June 30,
                                                ----------------------------         -------------------------

($ in thousands, except share data-unaudited)       2000              1999              2000           1999
--------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                      $    10,612            8,283          20,305           16,202
Interest on investment securities:
     Taxable interest income                            857              822           1,719            1,620
     Tax-exempt interest income                         205              229             419              466
Other, principally overnight investments                213              160             422              364
                                                -----------      -----------          ------           ------
     Total interest income                           11,887            9,494          22,865           18,652
                                                -----------      -----------          ------           ------

INTEREST EXPENSE
Savings, NOW and money market                           907              788           1,746            1,581
Time deposits of $100,000 or more                     1,266              898           2,500            1,783
Other time deposits                                   2,584            2,002           4,849            4,001
Short-term borrowings                                   414               63             683               98
                                                -----------      -----------          ------           ------
     Total interest expense                           5,171            3,751           9,778            7,463
                                                -----------      -----------          ------           ------

Net interest income                                   6,716            5,743          13,087           11,189
Provision for loan losses                               350              260             660              460
                                                -----------      -----------          ------           ------
Net interest income after provision
   for loan losses                                    6,366            5,483          12,427           10,729
                                                -----------      -----------          ------           ------

NONINTEREST INCOME
Service charges on deposit accounts                     710              719           1,405            1,383
Other service charges, commissions and fees             396              304             842              675
Fees from presold mortgages                              94              202             180              373
Commissions from insurance sales                         55               58             200              145
Data processing fees                                     22               10              42               20
Securities gains                                         89               15              89               20
Loan sale gains                                          --                2              --                2
Other gains (losses)                                     (1)              --             (11)              --
                                                -----------      -----------          ------           ------
     Total noninterest income                         1,365            1,310           2,747            2,618
                                                -----------      -----------          ------           ------

NONINTEREST EXPENSES
Salaries                                              2,142            1,935           4,283            3,801
Employee benefits                                       472              471           1,011              950
                                                -----------      -----------          ------           ------
   Total personnel expense                            2,614            2,406           5,294            4,751
Net occupancy expense                                   324              282             632              579
Equipment related expenses                              303              264             592              519
Other operating expenses                              1,644            1,355           3,052            2,733
                                                -----------      -----------          ------           ------
     Total noninterest expenses                       4,885            4,307           9,570            8,582
                                                -----------      -----------          ------           ------

Income before income taxes                            2,846            2,486           5,604            4,765
Income taxes                                            960              858           1,876            1,661
                                                -----------      -----------          ------           ------

NET INCOME                                      $     1,886            1,628           3,728            3,104
                                                ===========            =====           =====            =====

Earnings per share:
     Basic                                      $      0.42             0.36            0.82             0.69
     Diluted                                           0.41             0.35            0.81             0.67

Weighted average common shares outstanding:
     Basic                                        4,510,654        4,521,708       4,523,977        4,522,392
     Diluted                                      4,576,411        4,617,459       4,594,220        4,624,133

                See notes to consolidated financial statements.

                                     First Bancorp and Subsidiaries
                            Consolidated Statements of Comprehensive Income


                                                         Three Months Ended         Six Months Ended
                                                               June 30,                  June 30,
                                                        --------------------        ------------------
($ in thousands-unaudited)                               2000          1999         2000          1999
------------------------------------------------------------------------------------------------------

Net income                                              $ 1,886        1,628        3,728        3,104
                                                        -------        -----        -----        -----
Other comprehensive income (loss):
   Unrealized losses on securities
     available for sale:
     Unrealized holding gains (losses) arising
        during the period, pretax                            24         (870)          96       (1,106)
           Tax benefit (expense)                             (7)         338         (127)         431
        Reclassification to realized gains                  (89)         (15)         (89)         (20)
              Tax expense                                    30            6           30            8
                                                        -------        -----        -----        -----
Other comprehensive loss                                    (42)        (541)         (90)        (687)
                                                        -------        -----        -----        -----

Comprehensive income                                    $ 1,844        1,087        3,638        2,417
                                                        =======        =====        =====        =====


                 See notes to consolidated financial statements.

                                                   First Bancorp and Subsidiaries
                                           Consolidated Statements of Shareholders' Equity




                                                                                            Accumulated
                                                     Common Stock                             Other        Share-
                                                  -------------------        Retained     Comprehensive    holders'
(In thousands, except per share - unaudited)      Shares       Amount        Earnings      Income (Loss)   Equity
-------------------------------------------------------------------------------------------------------------------
Balances, January 1, 1999                          3,021      $ 18,970        21,487            37        40,494
Effect of 1999 3-for-2 stock split                 1,511
                                                   -----      --------        ------        ------        ------
Balances, January 1, 1999 adjusted                 4,532        18,970        21,487            37        40,494

Net income                                                                     3,104                       3,104
Cash dividends declared ($0.2266 per share)                                   (1,026)                     (1,026)
Common stock issued under
     stock option plan                                 3            20                                        20
Common stock issued into
     dividend reinvestment plan                        7           121                                       121
Purchases and retirement of common
     stock                                           (17)         (298)                                     (298)
Other comprehensive loss                                                                      (687)         (687)
                                                   -----      --------        ------        ------        ------
Balances, June 30, 1999                            4,525      $ 18,813        23,565          (650)       41,728
                                                   =====      ========        ======        ======        ======


Balances, January 1, 2000                          4,552      $ 19,075        26,051        (1,184)       43,942

Net income                                                                     3,728                       3,728
Cash dividends declared ($0.26 per share)                                     (1,174)                     (1,174)
Common stock issued under
     stock option plan                                13            98                                        98
Common stock issued into
     dividend reinvestment plan                        2            33                                        33
Purchases and retirement of common
     stock                                           (58)         (919)                                     (919)
Other comprehensive loss                                                                       (90)          (90)
                                                   -----      --------        ------        ------        ------
Balances, June 30, 2000                            4,509      $ 18,287        28,605        (1,274)       45,618
                                                   =====      ========        ======        ======        ======



                See notes to consolidated financial statements.

                                   First Bancorp and Subsidiaries
                               Consolidated Statements of Cash Flows

                                                                               Six Months Ended
                                                                                  June 30,
                                                                          ------------------------
($ in thousands-unaudited)                                                   2000           1999
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $  3,728         3,104
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                  660           460
     Net security premium amortization                                           52           209
     Gains on sales of loans                                                     --            (2)
     Proceeds from sales of loans                                                --            36
     Gains on sales of securities available for sale                            (89)          (20)
     Loan fees and costs deferred, net of amortization                           50             9
     Depreciation of premises and equipment                                     507           436
     Amortization of intangible assets                                          315           318
     Deferred income benefit                                                   (220)          (80)
     Increase in accrued interest receivable                                   (432)         (270)
     Decrease (increase) in other assets                                        454           (44)
     Increase (decrease) in accrued interest payable                           (155)          236
     Decrease in other liabilities                                              (34)         (171)
                                                                           --------         -----
          Net cash provided by operating activities                           4,836         4,221
                                                                           --------         -----

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale                              (4,721)      (12,623)
     Purchases of securities held to maturity                                  (168)       (2,319)
     Proceeds from sales of securities available for sale                        90         3,017
     Proceeds from maturities/issuer calls of securities available for
        sale                                                                  5,561        10,960
     Proceeds from maturities/issuer calls of securities held to
        maturity                                                              1,467         3,830
     Net increase in loans                                                  (53,618)      (29,637)
     Purchases of premises and equipment                                     (1,953)         (804)
                                                                           --------         -----
          Net cash used in investing activities                             (53,342)      (27,576)
                                                                           --------         -----

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                48,386        11,090
     Proceeds from short-term borrowings, net                                15,000        22,000
     Cash dividends paid                                                     (1,104)         (965)
     Proceeds from issuance of common stock                                     131           141
     Purchases and retirement of common stock                                  (919)         (298)
                                                                           --------         -----
           Net cash provided by financing activities                         61,494        31,968
                                                                           --------         -----

INCREASE IN CASH AND CASH EQUIVALENTS                                        12,988         8,613
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               50,566        38,766
                                                                           --------         -----

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 63,554        47,379
                                                                           ========        ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                              $  9,933         7,227
     Income taxes                                                             1,913         1,582
Non-cash transactions:
     Foreclosed loans transferred to other real estate                           --            31
     Unrealized gain (loss) on securities available for sale                      7        (1,126)
     Premises and equipment transferred to other real estate                     --            36


                See notes to consolidated financial statements.

                         First Bancorp And Subsidiaries
                   Notes To Consolidated Financial Statements


(unaudited)      For the Periods Ended June 30, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 1
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of June 30, 2000 and 1999 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 2000 and 1999. Reference is made to the 1999 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements.

NOTE 2
The results of operations for the periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. Certain amounts reported in the period ended June 30, 1999 have been reclassified to conform with the presentation for June 30, 2000. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information. Share data, including earnings per share, have been adjusted to reflect the 3-for-2 stock split that was paid on September 13, 1999 to shareholders of record as of August 30, 1999.

NOTE 3
Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share includes the potentially dilutive effects of the Company's 1994 Stock Option Plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                                   For the Three Months Ended June 30,
                                            ----------------------------------------------------------------------------
                                                            2000                                    1999
                                             ---------------------------------------------------------------------------
                                             Income        Shares                     Income        Shares
($ in thousands except per                   (Numer-      (Denom-      Per Share     (Numer-      (Denom-      Per Share
    share amounts)                            ator)       inator)       Amount        ator)       inator)       Amount
------------------------------------------------------------------------------------------------------------------------
Basic EPS
  Net income                                $  1,886     4,510,654     $   0.42     $  1,628     4,521,708     $   0.36
                                                                       ========                                ========
Effect of Dilutive Securities                      -        65,757                         -        95,751
                                            --------     ---------                  --------     ---------
Diluted EPS                                 $  1,886     4,576,411     $   0.41     $  1,628     4,617,459     $   0.35
                                            ========     =========     ========     ========     =========     ========

                                                                    For the Six Months Ended June 30,
                                            ----------------------------------------------------------------------------
                                                            2000                                    1999
                                            ----------------------------------------------------------------------------
                                             Income        Shares                     Income        Shares
($ in thousands except per                  (Numer-      (Denom-      Per Share     (Numer-      (Denom-      Per Share
    share amounts)                           ator)       inator)       Amount        ator)       inator)       Amount
------------------------------------------------------------------------------------------------------------------------
Basic EPS
  Net income                                $  3,728     4,523,977     $   0.82     $  3,104     4,522,392     $   0.69
                                                                       ========                                ========
Effect of Dilutive Securities                      -        70,243                         -       101,741
                                            --------     ---------                  --------     ---------

Diluted EPS                                 $  3,728     4,594,220     $   0.81     $  3,104     4,624,133     $   0.67
                                            ========     =========     ========     ========     =========     ========

                                       8

NOTE 4
Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:



                                                                         June 30,        December 31,        June 30,
           ($ in thousands)                                               2000                1999             1999
           ----------------------------------------------------------------------------------------------------------
           Nonperforming loans:
              Nonaccrual loans                                         $     430               595                621
              Restructured loans                                             249               257                254
                                                                       ---------               ---                ---
           Total nonperforming loans                                         679               852                875
           Other real estate                                                 767               906                546
                                                                       ---------               ---                ---
           Total nonperforming assets                                  $   1,446             1,758              1,421
                                                                       =========             =====              =====

           Nonperforming loans to total loans                               0.14%             0.20%              0.23%
           Nonperforming assets as a percentage of
              loans and other real estate                                   0.31%             0.42%              0.37%
           Nonperforming assets to total assets                             0.23%             0.31%              0.27%
           Allowance for loan losses to total loans                         1.39%             1.45%              1.50%


NOTE 5
Loans are shown on the Consolidated Balance Sheets net of net deferred loan fees of approximately $235,000, $184,000, and $137,000 at June 30, 2000, December 31,
1999, and June 30, 1999, respectively.


NOTE 6
On December 16, 1999, the Company announced the signing of a definitive merger agreement with First Savings Bancorp, Inc., the holding company for First Savings Bank of Moore County, SSB. At June 30, 2000 First Savings Bancorp, headquartered in Southern Pines, North Carolina, had total assets of $331 million, with loans of $232 million and deposits of $224 million. The terms of the transaction call for First Bancorp to exchange 1.2468 shares of its stock for each share of First Savings Bancorp stock outstanding. Shareholders of both companies have approved the merger and it is expected to be consummated in the third quarter of 2000. The merger is expected to be accounted for as a pooling of interests. First Bancorp expects to record after tax merger-related charges of between $2.3 million and $2.8 million in the quarter of consummation.

Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition


RESULTS OF OPERATIONS


OVERVIEW

     Net income for the three months ended June 30, 2000 was $1,886,000, a 15.8% increase over the $1,628,000 reported in the second quarter of 1999. Basic earnings per share for the three months ended June 30, 2000 were $0.42 compared to $0.36 reported for the second quarter of 1999, an increase of 16.7%. Earnings per share on a diluted basis amounted to $0.41 per share for the second quarter of 2000 compared to $0.35 reported for the second quarter of 1999, a 17.1% increase.

     Net income for the six months ended June 30, 2000 was $3,728,000, a 20.1% increase over the $3,104,000 reported for the first six months of 1999. Basic earnings per share for the six months ended June 30, 2000 increased 18.8% to $0.82 per share compared to $0.69 per share reported for the same six month period in 1999. Earnings per share on a diluted basis amounted to $0.81 per share for the six months ended June 30, 2000, a 20.9% increase over the $0.67 per share for the same six months of 1999.

     The increase in net income for the three and six month periods ended June 30, 2000 is primarily due to an increase in net interest income earned by the Company. Net interest income increased 16.9% and 17.0% for the three and six month periods ended June 30, 2000, respectively, when compared to the same three and six month periods in 1999. The increases in net interest income are primarily attributable to loan and deposit growth, as the Company's net interest margin did not vary significantly among the periods presented. Loans outstanding at June 30, 2000 were 21.9% higher than at June 30, 1999, while deposits increased 17.1% from June 30, 1999 to June 30, 2000.

     The Company recorded higher provisions for loan losses for the three and six month periods ended June 30, 2000 compared to the same periods in 1999. The provision for loan losses amounted to $350,000 for the second quarter of 2000 compared to $260,000 for the second quarter of 2000, while for the six months ended June 30, 2000 the provision for loan losses amounted to $660,000 compared to $460,000 for the same six months in 1999. The increases in the provisions for loan losses are due to the higher loan growth experienced in 2000 compared to 1999, and not because of credit quality concerns. Net loan growth for the first six months of 2000 amounted to $53.4 million compared to $29.4 million for the first six months of 1999.

     Noninterest income increased 4.2% and 4.9% for the three and six month periods ended June 30, 2000, respectively, when compared to the same periods in 1999. Noninterest income excluding nonrecurring items (see additional discussion below) was basically flat when comparing the three and six month periods in 2000 to the same periods in 1999 as a result of lower fees realized from mortgage originations due to the higher interest rate environment, which largely offset increases experienced in "other service charges, commissions, and fees" realized as a result of the Company's larger customer base. Noninterest expenses increased by 13.4% and 11.5% for the three and six month periods ended June 30, 2000, respectively, when compared to the same periods of 1999, as a result of the Company's larger customer base and branch network.

     The Company experienced slightly lower effective tax rates for the three and six months ended June 30, 2000 compared to the same periods in 1999, primarily due to the favorable state tax treatment realized by a subsidiary of the Company that was incorporated in the second quarter of 1999.


COMPONENTS OF EARNINGS

     Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three and six month periods ended June 30, 2000 amounted to $6,716,000 and $13,087,000, respectively, increases of $973,000 and $1,898,000, or 16.9% and 17.0%, over the amounts of $5,743,000 and $11,189,000, recorded in the same three and six month periods in 1999, respectively. There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and 2) the Company's net interest margin.

     The primary driver of the increase in the Company's net interest income continues to be growth in the Company's loan and deposit bases. From June 30, 1999 to June 30, 2000, total loans increased from $387.8 million to $472.5 million, an increase of 21.9%. During the same twelve month period, total deposits increased from $451.4 million to $528.4 million, an increase of 17.1%.

     Despite the Company's liability sensitive balance sheet and the rising interest rate environment experienced over the past 12-16 months, the Company's net interest margin (tax equivalent net interest income divided by average earning assets) did not vary significantly when comparing the three and six month periods in 2000 to the same periods in 1999. For the three months ended June 30, 2000, the Company's net interest margin was 5.04%, the same margin as was realized in the second quarter of 1999. For the six months ended June 30, 2000, the Company realized a net interest margin of 5.03%, three basis points higher than the margin realized for the same six months in 1999. The Company has been able to maintain a relatively stable net interest margin by increasing its average balance of noninterest-bearing deposits, as well as carefully monitoring the rates paid on interest-bearing deposits.

     The following tables present average balances and average rates earned/paid by the Company for the second quarter of 2000 compared to the second quarter of 1999 and the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

                                                                     For the Three Months Ended June 30,
                                          ----------------------------------------------------------------------------------
                                                              2000                                      1999
                                          --------------------------------------     ---------------------------------------
                                                                        Interest                                    Interest
                                             Average         Average     Earned         Average        Average       Earned
($ in thousands)                              Volume          Rate       or Paid        Volume          Rate         or Paid
                                              ------          ----       -------        ------          ----         -------
Assets
Loans                                     $   459,716         9.26%    $ 10,612      $   380,335        8.74%      $    8,283
Taxable securities                             56,390         6.10%         857           58,021        5.68%             822
Non-taxable securities (1)                     16,401         8.41%         344           18,429        8.23%             378
Short-term investments,
    principally federal funds                  13,311         6.42%         213           12,308        5.21%             160
                                          -----------                  --------      -----------                   ----------
Total interest-earning assets                 545,818         8.84%      12,026          469,093        8.25%           9,643
                                                                       --------                                    ----------
Liabilities
Savings, NOW and money
     market deposits                      $   167,513         2.17%         907      $   162,746        1.94%       $     788
Time deposits >$100,000                        87,403         5.81%       1,266           65,660        5.49%             898
Other time deposits                           184,659         5.61%       2,584          161,167        4.98%           2,002
                                          -----------                  --------      -----------                   ----------
     Total interest-bearing deposits          439,575         4.34%       4,757          389,573        3.80%           3,688
Short-term borrowings                          24,868         6.68%         414            4,934        5.12%              63
                                          -----------                  --------      -----------                   ----------
Total interest-bearing liabilities            464,443         4.47%       5,171          394,507        3.81%           3,751
                                                                       --------                                    ----------
Non-interest-bearing deposits                  65,206                                     59,653
Net yield on interest-earning
  assets and  net interest income                             5.04%    $  6,855                         5.04%       $   5,892
                                                                       ========                                     =========
Interest rate spread                                          4.37%                                     4.44%

Average prime rate                                            9.25%                                     7.75%

(1) Includes tax-equivalent adjustments of $139,000 and $149,000 in 2000 and 1999 respectively, to reflect the federal and state benefit of the tax-exempt securities, reduced by the related nondeductible portion of interest expense.

                                                                     For the Six Months Ended June 30,
                                          -----------------------------------------------------------------------------------
                                                              2000                                     1999
                                          --------------------------------------     ----------------------------------------
                                                                        Interest                                    Interest
                                             Average        Average     Earned        Average         Average        Earned
($ in thousands)                             Volume           Rate      or Paid        Volume           Rate         or Paid
----------------                             ------           ----      -------        ------           ----         -------
Assets
Loans                                     $   445,046         9.15%    $ 20,305      $   372,466        8.77%      $   16,202
Taxable securities                             56,657         6.08%       1,719           58,030        5.63%           1,620
Non-taxable securities (1)                     16,895         8.31%         700           18,362        8.42%             767
Short-term investments,
    principally federal funds                  13,882         6.10%         422          14,307         5.13              364
                                          -----------                  --------      -----------                   ----------
Total interest-earning assets                 532,480         8.72%      23,146          463,165        8.25%          18,953
                                                                       --------                                    ----------
Liabilities
Savings, NOW and money
    market deposits                       $   166,730         2.10%       1,746      $   161,727        1.97%      $    1,581
Time deposits >$100,000                        85,715         5.85%       2,500           64,668        5.56%           1,783
Other time deposits                           180,030         5.40%       4,849          159,362        5.06%           4,001
                                          -----------                  --------      -----------                   ----------
     Total interest-bearing deposits          432,475         4.22%       9,095          385,757        3.85%           7,365
Short-term borrowings                          21,500         6.37%         683            3,967        4.98%              98
                                          -----------                  --------      -----------                   ----------
Total interest-bearing liabilities            453,975         4.32%       9,778          389,724        3.86%           7,463
                                                                       --------                                    ----------
Non-interest-bearing deposits                  62,942                                     58,835
Net yield on interest-earning
  assets and  net interest income                             5.03%    $ 13,368                         5.00%      $   11,490
                                                                       ========                                    ==========
Interest rate spread                                          4.40%                                     4.39%

Average prime rate                                            8.97%                                     7.75%

------------------
(1) Includes tax-equivalent adjustments of $281,000 and $301,000 in 2000 and 1999 respectively, to reflect the federal and state benefit of the tax-exempt securities, reduced by the related nondeductible portion of interest expense.

     See additional discussion regarding interest rate risk below in Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

     The provision for loan losses for the second quarter of 2000 was $350,000, $90,000 higher than the $260,000 recorded in the second quarter of 1999. For the six months ended June 30, 2000, the provision for loan losses was $660,000 compared to $460,000 for the six months ended June 30, 1999. The increases in the provisions for loan losses recorded in 2000 compared to 1999 have been a result of the higher loan growth experienced and not because of credit quality concerns. Net loan growth for the second quarter of 2000 amounted to $29.8 million compared to $19.2 million in the second quarter of 1999. Net loan growth for the first six months of 2000 amounted to $53.4 million compared to $29.4 million for the first six months of 1999. Credit quality indicators for the Company remained strong in the second quarter of 2000. Provisions for loan losses are based on management's evaluation of the loan portfolio, as discussed under "Summary of Loan Loss Experience" below.

     Total noninterest income for the second quarter of 2000 amounted to $1,365,000, a 4.2% increase over the $1,310,000 earned in the second quarter of 1999, while noninterest income for the six months ended June 30, 2000 amounted to $2,747,000, a 4.9% increase over the $2,618,000 recorded in the same six months of 1999. For evaluation purposes, the Company classifies noninterest income into two categories - core noninterest income and non-core noninterest income. Core noninterest income includes fees and charges earned from the day to day operations of the Company such as service charges on deposits, fees from presold mortgages, and various other types of recurring income. Non-core noninterest income consists of items that are less recurring in nature such as gains and losses from securities sales, loans sales, fixed assets, other real estate, and miscellaneous nonrecurring items.

     Core noninterest income for the second quarter of 2000 amounted to $1,277,000, a 1.2% decrease over the $1,293,000 recorded in the second quarter of 1999. The relatively flat second quarter core noninterest income was due to two offsetting factors: a $92,000 increase in "other service charges, commissions, and fees," which includes items such as safety deposit box rentals, check cashing fees, merchant card income, and ATM surcharges, due primarily to the Company's larger customer base, that was offset by $108,000 in fewer fees that the Company earned from originating presold mortgages as a result of the higher interest rate environment, which has reduced the demand for mortgage loans, particularly refinancings.

     Core noninterest income for the six months ended June 30, 2000 amounted to $2,669,000 compared to $2,596,000, an increase of 2.8%. In addition to the same two factors noted above that increased "other service charges, commissions, and fees," by $167,000 and decreased fees from presold mortgages by $193,000, the Company realized a $65,000 higher "experience bonus" paid to the Company from the company that provides the credit life insurance that the Company earns commissions from selling. The amount of any experience bonus payment is computed once per year and is dependent on the actual loss experience on credit insurance policies that the Company sold. In the first quarter of 2000, the Company received an experience bonus of $89,000, compared to $24,000 received in the first quarter of 1999.

     Contributing to core noninterest income in 2000 were higher fees earned from the Company's data processing subsidiary, Montgomery Data Services, Inc. (Montgomery Data). The Company recorded $22,000 in the second quarter of 2000 compared to $10,000 in the second quarter of 1999, while for the first six months of 2000, the Company recorded $42,000 in data processing fees compared to $20,000 earned in the first six months of 1999. Montgomery Data makes its excess data processing capabilities available to area financial institutions for a fee. Montgomery Data did not have any nonaffiliated customers from December 1997 to December 1998. Since December 1998, Montgomery Data has signed contracts with four area banks to provide data processing.

     Non-core noninterest income for the three and six months ended June 30, 2000 is primarily comprised of $89,000 in securities gains. As a result of an investment in a North Carolina partnership that promoted new business in the state, the Company was the recipient of shares of common stock in a technology company. Upon receipt of these shares in June 2000, the Company sold them at a net gain of $89,000.

     Noninterest expenses for the three and six months ended June 30, 2000 increased 13.4% and 11.5%, respectively when compared to the same periods of 1999. The increases are primarily associated with the higher expenses that are necessary to properly process, manage, and service the increases in loans and deposits experienced by the Company. Also contributing to the increase in noninterest expenses was the continued expansion of the Company's branch network and the annual wage increases that are granted to substantially all employees in January of each year.

     The provision for income taxes was $960,000 in the second quarter of 2000 compared to $858,000 in the second quarter of 1999, while income tax expense for the six months ended June 30, 2000 amounted to $1,876,000 compared to $1,661,000 for the same period in 1999. The increases in 2000 are a result of a higher pretax income, which were partially offset by decreases in the Company's effective tax rate from 34.5% in the second quarter of 1999 to 33.7% in the second quarter of 2000, and from 34.9% for the first six months of 1999 to 33.5% for the first six months of 2000, primarily due to the favorable state tax treatment realized by a subsidiary of the Company that was incorporated in the second quarter of 1999.

FINANCIAL CONDITION

     The Company's total assets were $624.4 million at June 30, 2000, an increase of $98.1 million, or 18.6%, from the $526.3 million at June 30, 1999. Interest-earning assets increased by 18.8%, from $492.3 million at June 30, 1999 to $585.1 million at June 30, 2000. Loans, the primary interest-earning asset, grew from $387.8 million at June 30, 1999 to $472.6 million at June 30, 2000, an increase of $84.8 million, or 21.9%.

     Deposits have increased $77.1 million, or 17.1%, supporting the asset growth since June 30, 1999. The increases in deposits since June 30, 1999 have occurred primarily in the categories of time deposits of $100,000 or more and other time deposits, with $63.5 million of the deposit growth occurring in those two categories. The increase in time deposits has been due to the Company more aggressively pricing these deposits in order to fund the strong loan growth experienced. Noninterest-bearing demand deposits increased from $59.8 million at June 30, 1999 to $68.1 million at June 30, 2000, an increase of 14.0%, while savings, NOW and money market deposits increased from $161.3 million to $166.5 million, an increase of 3.2%.

     Due to loan growth that has exceeded deposit growth over the past year, the Company has relied more heavily on borrowings. Total borrowings amounted to $45 million at June 30, 2000 compared to $28 million at June 30, 1999. See "LIQUIDITY" below for a discussion of the Company's sources of borrowings.

     Since December 31, 1999, the Company has experienced annualized increases of 25.5%, 23.2%, and 20.2% in loans, total assets and deposits, respectively.


NONPERFORMING ASSETS

     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans other real estate. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:


                                                                        June 30,         December 31,        June 30,
           ($ in thousands)                                               2000               1999              1999
           ----------------------------------------------------------------------------------------------------------
           Nonperforming loans:
              Nonaccrual loans                                         $     430               595          $     621
              Restructured loans                                             249               257                254
                                                                       ---------             -----          ---------
           Total nonperforming loans                                         679               852                875
           Other real estate                                                 767               906                546
                                                                       ---------             -----          ---------
           Total nonperforming assets                                  $   1,446             1,758          $   1,421
                                                                       =========             =====          =========

           Nonperforming loans to total loans                               0.14%             0.20%              0.23%
           Nonperforming assets as a percentage of
              loans and other real estate                                   0.31%             0.42%              0.37%
            Nonperforming assets to total assets                            0.23%             0.31%              0.27%
           Allowance for loan losses to total loans                         1.39%             1.45%              1.50%

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

    Nonperforming loans are defined as nonaccrual loans and restructured loans. As of June 30, 2000, December

31, 1999 and June 30, 1999, nonperforming loans were approximately 0.14%, 0.20%, and 0.23%, respectively, of the total loans outstanding at such dates. The level of nonaccrual and restructured loans, which comprises the Company's nonperforming loans, did not change materially among any of the periods presented.

     As of June 30, 2000, the borrower with the largest nonaccrual loan owed a balance of $117,000, while the average nonaccrual loan balance was approximately $25,000. If the nonaccrual loans and restructured loans as of June 30, 2000 and 1999 had been current in accordance with their original terms and had been outstanding throughout the six month periods (or since origination or acquisition if held for part of the six month periods), gross interest income in the amounts of approximately $22,000 and $30,000 for nonaccrual loans and $13,000 and $12,000 for restructured loans would have been recorded for the six months ended June 30, 2000 and 1999, respectively. Interest income on such loans that was actually collected and included in net income in the six month periods ended June 30, 2000 and 1999 was $1,000 and $8,000, respectively, for nonaccrual loans (prior to their being placed on nonaccrual status) and $11,000 for restructured loans for each six month period.

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

     At June 30, 2000, December 31, 1999, and June 30, 1999, the recorded investment in loans considered to be impaired was $257,000, $281,000, and $123,000, respectively, all of which were on nonaccrual status. The related allowance for loan losses for these impaired loans was $39,000, $42,000, and $18,000, respectively. There were no impaired loans for which there was no related allowance. The average recorded investments in impaired loans during the six month period ended June 30, 2000, the year ended December 31, 1999, and the six months ended June 30, 1999 were approximately $246,000, $123,000, and $70,000, respectively. For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

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

     As of June 30, 2000, December 31, 1999 and June 30, 1999, the Company owned other real estate totaling approximately $767,000, $906,000, and $546,000, respectively, which consisted principally of several parcels of real estate. The increase in the level of other real estate owned at June 30, 2000 compared to June 30, 1999 is primarily attributable to the reclassification of a bank branch that was closed during 1999 from premises and equipment to other real estate. The Company's management has reviewed recent appraisals of its other real estate and believes that their fair values, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

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

     The provision for loan losses for the second quarter of 2000 was $350,000, $90,000 higher than the $260,000 recorded in the second quarter of 1999. For the six months ended June 30, 2000, the provision for loan losses was $660,000 compared to $460,000 for the six months ended June 30, 1999. The increases in the provisions for loan losses recorded in 2000 compared to 1999 have been a result of the higher loan growth experienced and not because of credit quality concerns. Net loan growth for the second quarter of 2000 amounted to $29.8 million compared to $19.2 million in the second quarter of 1999. Net loan growth for the first six months of 2000 amounted to $53.4 million compared to $29.4 million for the first six months of 1999. Credit quality indicators for the Company remained strong in the second quarter of 2000.

     At June 30, 2000, the allowance for loan losses amounted to $6,553,000, compared to $6,078,000 at December 31, 1999 and $5,822,000 at June 30, 1999. The
allowance for loan losses was 1.39%, 1.45% and 1.50% of total loans as of June 30, 2000, December 31, 1999, and June 30, 1999, respectively.

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

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and value of other real estate. Such agencies may require the Company to recognize adjustments to the allowance or the carrying value of other real estate based on their judgments about information available at the time of their examinations

     For the periods indicated, the following table summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance for loan losses arising from charge-offs and recoveries by category, and additions to the allowance for loan losses that have been charged to expense.


                                                                      Six Months             Year            Six Months
                                                                         Ended               Ended             Ended
                                                                       June 30,          December 31,         June 30,
     ($ in thousands)                                                    2000                1999               1999
                                                                     -----------            -------        -----------
     Loans outstanding at end of period                              $   472,546            419,163        $   387,755
                                                                     ===========            =======        ===========
      Average amount of loans outstanding                            $   445,046            386,365        $   372,466
                                                                     ===========            =======        ===========

     Allowance for loan losses, at
          beginning of year                                          $     6,078              5,504        $     5,504


     Loans charged off:
        Commercial, financial and agricultural                             (114)               (53)               (14)
        Real estate - mortgage                                                 -              (126)              (101)
        Installment loans to individuals                                   (110)              (269)               (81)
                                                                     -----------            -------        -----------
            Total charge-offs                                              (224)              (448)              (196)
                                                                     -----------            -------        -----------

     Recoveries of loans previously charged-off:
        Commercial, financial and agricultural                                 8                 27                  9
        Real estate - mortgage                                                 5                 17                  4
        Installment loans to individuals                                      26                 68                 41
                                                                     -----------            -------        -----------
            Total recoveries                                                  39                112                 54
                                                                     -----------            -------        -----------
                 Net charge-offs                                           (185)              (336)              (142)

     Additions to the allowance charged to expense                           660                910                460
                                                                     -----------            -------        -----------
      Allowance for loan losses, at end of period                    $     6,553              6,078        $     5,822
                                                                     ===========            =======        ===========
     Ratios:
        Net charge-offs (annualized) as a percent of average loans          0.08%              0.09%              0.08%
        Allowance for loan losses as a
          percent of  loans at end of period                               1.39%              1.45%              1.50%


     Based on the results of the aforementioned loan analysis and grading program and management's evaluation of the allowance for loan losses at June 30, 2000, there have been no material changes to the allocation of the allowance for loan losses among the various categories since December 31, 1999.

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

     Although the Company has not historically had to rely on these sources of credit as a source of liquidity, the Company has experienced a gradual increase in its loan to deposit ratio over the past several years. At December 31, 1996, the Company's loan to deposit ratio was 74.9%. Since then it has steadily increased to its June 30, 2000 level of 89.4% as a result of the significant loan growth experienced which has outpaced deposit growth. This imbalance in growth has reduced the Company's liquidity sources. Beginning in the third quarter of 1998, although the Company has not had any liquidity or funding difficulties, the Company began making periodic draws and repayments on its lines of credit, predominantly on an overnight basis to maintain liquidity ratios at internally targeted levels. As the Company's loan to deposit ratio has increased, so has the Company's reliance on borrowings. Average borrowings outstanding during the second quarter of 2000 amounted to $24.9 million compared to $4.9 million for the second quarter of 1999. The Company expects to increasingly rely on its available lines of credit in the future due to anticipation of continued difficulty in funding new loan growth solely with deposits.

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

     In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for classification as "well capitalized," which are presented with the minimum ratios and the Company's ratios at June 30, 2000, December 31, 1999, and June 30, 1999 in the table below.

     As of June 30, 2000, December 31, 1999 and June 30, 1999, the Company was in compliance with all existing regulatory capital requirements, as summarized in the following table:


                                                                     June 30,             December 31,            June 30,
     ($ in thousands)                                                  2000                   1999                  1999
                                                                    ---------                -------               -------
     Risk-Based and Leverage Capital Tier I capital:
          Common shareholders' equity                               $  45,618                 43,942                41,728
          Intangible assets                                           (4,946)                (5,261)               (5,525)
          Unrealized loss on securities
               available for sale, net of taxes                         1,274                  1,184                   650
                                                                    ---------                -------               -------
                    Total Tier I leverage capital                      41,946                 39,865                36,853
                                                                    ---------                -------               -------

     Tier II capital:
          Allowable allowance for loan losses                           5,879                  5,158                 4,825
                                                                    ---------                -------               -------
                    Tier II capital additions                           5,879                  5,158                 4,825
                                                                    ---------                -------               -------
     Total risk-based capital                                       $  47,825                 45,023                41,678
                                                                    =========                 ======                ======

     Risk adjusted assets                                           $ 474,028                416,693               390,884
     Tier I risk-adjusted assets
        (includes Tier I capital adjustments)                         470,356                412,616               386,009
     Tier II risk-adjusted assets
        (includes Tiers I and II capital adjustments)                 476,235                417,774               390,834
     Quarterly average total assets                                   580,339                550,078               500,953
     Adjusted quarterly average total assets
        (includes Tier I capital adjustments)                         576,667                546,001               496,078

     Risk-based capital ratios:
        Tier I capital to Tier I risk adjusted assets                   8.92%                  9.66%                 9.55%
        Minimum required Tier I capital                                 4.00%                  4.00%                 4.00%
        Threshold for well-capitalized status                           6.00%                  6.00%                 6.00%

        Total risk-based capital to
              Tier II risk-adjusted assets                             10.04%                 10.78%                10.66%
        Minimum required total risk-based capital                       8.00%                  8.00%                 8.00%
        Threshold for well-capitalized status                          10.00%                 10.00%                10.00%

     Leverage capital ratios:
        Tier I leverage capital to
            adjusted fourth quarter average assets                      7.27%                  7.30%                 7.43%
        Minimum required Tier I leverage capital                        4.00%                  4.00%                 4.00%
        Threshold for well-capitalized status                           5.00%                  5.00%                 5.00%

     The Company's Total Risk-Based Capital to Tier II Risk Adjusted Assets ratio of 10.04% at June 30, 2000, compared to the "well capitalized" threshold of 10.00%, is within 4 basis points of falling below the well-capitalized threshold. This is the only one of the three regulatory ratios that is within 200 basis points of falling below the "well-capitalized" threshold. Additionally, the total risk-based capital ratio for the Company's banking subsidiary, First Bank, is below the threshold necessary to be classified as "well-capitalized" (9.86%). The Company's pending acquisition of First Savings Bancorp, Inc. and the resultant merger of the two bank subsidiaries (discussed below) is expected to result in the Company and First Bank having capital ratios well in excess of the thresholds necessary for well-capitalized status with total risk-based capital ratios for each projected to exceed 15%.

     In light of market conditions during 2000, the Company resumed purchases of stock under its 100,000 share repurchase authorization. From January 1, 2000 through May 10, 2000 (the date of the last repurchase), the Company repurchased a total of 58,300 shares at an average cost of $15.75 per share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

     Net interest income is the Company's most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, the Company's level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities. It is the Company's policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. The Company's exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of "shock" interest rates. Over the years, the Company has been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past ten years the net interest margin has not varied in any single calendar year by more than the 41 basis point change experienced by the Company in 1998, and the lowest net interest margin realized over that same period is within 65 basis points of the highest. Additionally, over the past eight quarters (excluding the one time impact that the Company's Y2K liquidity contingency plan had on the Company's net interest margin), the Company's net interest margin has not varied by more than 16 basis points in any one quarter and the highest margin during those eight quarters is within 19 basis points of the lowest margin during that same period. While the Company can not guarantee stability in its net interest margin in the future, at this time management does not expect significant fluctuations.

     At June 30, 2000, the Company has $168 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at June 30, 2000 subject to interest rate changes within one year are deposits totaling $167 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators. Thus, the Company believes that near term net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates. In fact, as discussed below, management believes the opposite to be true, that the recent short-term effects of a rising interest rate environment have generally had a positive impact on the Company's net interest income and that the near term effects of a decrease in rates would generally have a negative effect on net interest income. The Company has relatively little long-term interest rate exposure, with approximately 87% of interest-earning assets subject to repricing within five years and substantially all interest-bearing liabilities subject to repricing within five years.

     Although the Company is liability sensitive in the one year horizon, the Company believes that over the past few years that rises in interest rates have generally had a slightly positive effect on near term (less than six months) net interest income and decreases in interest rates have had a slightly negative effect on near term net interest income. It is the Company's belief that in the declining interest rate environment of late 1998, the Company was not able to fully adjust deposit rates downward by the same magnitude that it was contractually obligated to decrease adjustable rate loans by. This resulted in slight decreases in the Company's net interest margin. Conversely, the Company believes that in the rising interest rate environment experienced in the last twelve months, rates paid on its deposits, especially non-time deposits, did not increase by the full amount of the change in the prime rate of interest while adjustable rate loans were immediately increased in accordance with their loan terms. This resulted in a slight increase in net interest income. Beyond the six month horizon, the Company's time deposits which have an average maturity of approximately 8 months tend to reprice more directly with the existing interest rate environment and offset the initial positive or negative effects of changes in interest rates. This has had the effect that over the longer term, as noted above, the Company has been able to maintain a relatively stable net interest margin.

     Other factors that have impacted the Company's net interest margin in recent years have been an increase in the Company's loan to deposit ratio, a higher concentration of loans secured by real estate, and a higher mix of time deposits greater than $100,000 and borrowings. Because loans typically yield more than other types of investments, the increase in the Company's loan to deposit ratio has generally had a positive impact on the net interest margin. Partially offsetting the positive impact of the higher loan to deposit ratio has been higher growth in loans secured by real estate (which generally have lower interest rates than other types of loans) and a higher mix of time deposits greater than $100,000 and borrowings (both of which carry higher rates of interest than the Company's other funding sources). The higher mix of loans secured by real estate has been due to emphasis on larger loans, which the Company generally requires to be secured by real estate, in order to implement a high growth strategy to better leverage the Company's branch network. The higher mix of higher rate deposits and borrowings has been necessary to fund the strong loan growth experienced.

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

                                              Expected Maturities of Market Sensitive
                                                 Instruments Held at June 30, 2000
                            ---------------------------------------------------------------------------
                                                                                                            Average   Estimated
                                                                                                           Interest      Fair
($ in thousands)            1 Year    2 Years     3 Years     4 Years    5 Years     Beyond      Total     Rate (1)      Value
                            ------    -------     -------     -------    -------     ------      -----     --------      -----
Due from banks,
   interest bearing        $30,594           -          -           -          -           -     30,594      6.50%       30,594
Federal funds sold          11,829           -          -           -          -           -     11,829      6.50%       11,829
Debt securities- at
   amortized cost (2)        6,326       6,342      9,449      21,649      9,688      15,898     69,352      6.53%       67,325
Loans - fixed (3)           49,445      25,339     52,326      49,953     68,509      39,730    285,302      8.63%      283,705
Loans - adjustable (3)      96,127      16,313     20,429      21,925     18,267      13,753    186,814     10.05%      186,814
                          --------      ------      -----       -----      -----       -----    -------      ----     ---------
  Total                   $194,321      47,994     82,204      93,527     96,464      69,381    583,891      8.68%    $ 580,267
                          ========      ======     ======      ======     ======      ======    =======      ====     =========

Savings, NOW, and
   money market
   deposits               $166,528           -          -           -          -           -   $166,528      2.25%    $ 166,528
Time deposits              238,711      34,445      9,185       7,035      4,242       1,286    294,904      5.87%      295,013
Short-term
   borrowings               45,000           -          -           -          -           -     45,000      6.80%       45,000
                          --------      ------      -----       -----      -----       -----    -------      ----     ---------
  Total                   $450,239      34,445      9,185       7,035      4,242       1,286    506,432      4.77%    $ 506,541
                          ========      ======      =====       =====      =====       =====    =======      ====     =========


(1) Tax-exempt securities are reflected at a tax-equivalent basis using a 34% tax rate.
(2) Callable securities with above market interest rates at June 30, 2000 are assumed to mature at their call date for purposes of this table.
(3)  Excludes nonaccrual loans and allowance for loan losses.

     The Company's fixed rate earning assets have estimated fair values that are slightly lower than their carrying value. This is due to the yields on these portfolios being slightly lower than market yields at June 30, 2000 for instruments with maturities similar to the remaining term of the portfolios, due to the generally rising interest rate environment over the past year. Due to the short-term nature of the Company's time deposits, their estimated fair value does not vary significantly from their carrying value.

PENDING ACQUISITION

     On December 16, 1999, the Company announced the signing of a definitive merger agreement with First Savings Bancorp, Inc., the holding company for First Savings Bank of Moore County, SSB. At June 30, 2000 First Savings Bancorp, headquartered in Southern Pines, North Carolina, had total assets of $331 million, with loans of $232 million and deposits of $224 million. The terms of the transaction call for First Bancorp to exchange 1.2468 shares of its stock for each share of First Savings Bancorp stock outstanding. All terms of the proposed merger are described in greater detail in the Company's filing on Form S-4 dated April 6, 2000 and Amendment No. 1 thereto dated May 16, 2000 (Registration No. 333-34216). Both companies' shareholders have approved the merger, and the transaction is expected to be consummated in the third quarter of 2000. The merger is expected to be accounted for as a pooling of interests. First Bancorp expects to record after tax merger-related charges of between $2.3 million and $2.8 million in the quarter of consummation.

CURRENT ACCOUNTING MATTERS

     The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This Statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and will be adopted by the Company on January 1, 2001. This Statement is not expected to materially impact the Company.

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

Part II.  Other Information

Item 4 - Submission of Matters to a Vote of Shareholders

     The following proposals were considered and acted upon at the special and annual meeting of shareholders of the Company held on June 27, 2000:

           Proposal 1
           A proposal to consider and vote on the merger agreement dated as of December 15, 1999 among First Bancorp, First Bank, First Savings Bancorp, Inc. and First Savings Bank of Moore County, Inc., SSB and the related plan of merger pursuant to which First Savings will merge into First Bancorp, with First Bancorp being the surviving corporation.

           For   3,342,336      Against    58,302    Abstain     6,813
                 ---------                 ------                -----

           Proposal 2
           A proposal to approve the issuance of shares of First Bancorp common stock in connection with the merger.

           For   3,332,856      Against    66,323    Abstain     8,241
                 ---------                 ------                -----

           Proposal 3
           A proposal to amend the bylaws of First Bancorp to increase the maximum number of directors of First Bancorp to 18 and to change the method by which the number of directors is fixed. The increase in the number of directors is conditional on the completion of the merger between First Bancorp and First Savings Bancorp, Inc.

           For   3,314,244      Against    82,382    Abstain    10,824
                 ---------                 ------               ------

           Proposal 4
           A proposal to elect 18 directors to serve until the next annual meeting of shareholders and until their successors are elected and qualified.


                                              Voted              Withheld
           Nominee                             For              Authority
           -------                           ---------          ---------
           Jack D. Briggs                    3,775,356            27,321
           David L. Burns                    3,775,356            27,321
           Jesse S. Capel                    3,775,356            27,321
           James H. Garner                   3,775,356            27,321
           George R. Perkins, Jr.            3,775,356            27,321
           G. T. Rabe, Jr.                   3,775,356            27,321
           Edward T. Taws                    3,775,356            27,321
           Frederick H. Taylor               3,775,356            27,321
           Goldie H. Wallace                 3,775,356            27,321
           A. Jordan Washburn                3,775,356            27,321
           John C. Willis                    3,775,356            27,321

           Conditional Nominees*
           ---------------------
           Virginia C. Brandt                3,772,379            30,298
           H. David Bruton                   3,771,969            30,298
           John F. Burns                     3,771,969            30,298
           Felton J. Capel                   3,771,969            30,298
           Frank G. Hardister                3,771,969            30,298
           Thomas F. Philips                 3,771,969            30,298
           William E. Samuels                3,771,969            30,298

           * The election of these directors is conditional on the completion of the merger between First Bancorp and First Savings Bancorp, Inc.

           Proposal 5
           A proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company for the current fiscal year.

           For   3,782,618     Against      5,651    Abstain    14,408
                 ---------                 ------               ------


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

3.b.iv     Copy of the amendment to the Bylaws replacing Section 3.02.

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

10.s Amendment and Waiver to Merger Agreement with First Savings Bancorp, Inc. dated March 24, 2000 was filed as Exhibit 10.s to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and is incorporated herein by reference. (*).

10.t Second Amendment and Waiver to Merger Agreement dated as of May 15, 2000 was filed as Exhibit 2.3 to the Company's Amendment No. 1 to Registration Statement on Form S-4 (Registration No. 333-34216) dated May 16, 2000 and is incorporated herein by reference.

21 List of Subsidiaries of Registrant was filed as Exhibit 21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

27         Financial Data Schedule pursuant to Article 9 of Regulation S-X.

(b) There were no reports filed on Form 8-K during the six months ended June 30, 2000.


COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO: FIRST BANCORP, ANNA G. HOLLERS, EXECUTIVE VICE PRESIDENT, P.O. BOX 508, TROY, NC 27371

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          FIRST BANCORP


   August 11, 2000                        BY: /s/James H. Garner
                                              ------------------
                                                James H. Garner
                                                    President
                                          (Principal Executive Officer),
                                             Treasurer and Director


   August 11, 2000                        BY: /s/Anna G. Hollers
                                              ------------------
                                                Anna G. Hollers
                                            Executive Vice President
                                                  and Secretary


   August 11, 2000                        BY: /s/Eric P. Credle
                                              -----------------
                                                Eric P. Credle
                                              Senior Vice President
                                          and Chief Financial Officer

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

     3.b.iv    Copy of the amendment to the Bylaws replacing Section 3.02.   31

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

     10.o      Employment Agreement between the Company and Eric P. Credle   *

     10.p      Amendments 1 and 2 to the Company's 1994 Stock Option Plan    *

     10.q      Employment Agreement between the Company and David G. Grigg   *

     10.r      Definitive merger agreement with First Savings Bancorp, Inc.  *

     10.s      Amendment and Waiver to Merger Agreement with First Savings
               Bancorp, Inc.                                                 *

     10.t      Second Amendment and waiver to Merger Agreement with First
               Savings Bancorp, Inc.                                         *

     21        List of Subsidiaries of Registrant                            *

     27        Financial Data Schedule pursuant to Article 9 of Regulation
               S-X                                                          32

               * Incorporated herein by reference.