Form 10-Q
period 2000-09-30
FIRST BANCORP /NC/
filed 2000-11-14
CIK 811589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                      -------------------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 2000


                         Commission File Number 0-15572


                                  FIRST BANCORP
      ---------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            North Carolina                                56-1421916
--------------------------------------         --------------------------------
   (State or Other Jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                    Identification Number)


        341 North Main Street, Troy, North Carolina            27371-0508
---------------------------------------------------          --------------
         (Address of Principal Executive Offices)              (Zip Code)


 (Registrant's telephone number, including area code) (910) 576-6171
                                                     ----------------


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [ X ] YES [_] NO


           As of October 31, 2000, 8,943,834 shares of the registrant's Common Stock, no par value, were outstanding. The registrant had no other classes of securities outstanding.

                                      INDEX
                         FIRST BANCORP AND SUBSIDIARIES


                                                                       Page

Part I.  Financial Information

Item 1 - Financial Statements

   CONSOLIDATED BALANCE SHEETS -
   September 30, 2000 and 1999
   (With Comparative Amounts at December 31, 1999)                       3

   CONSOLIDATED STATEMENTS OF INCOME -
   For the Periods Ended September 30, 2000 and 1999                     4

   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME -
   For the Periods Ended September 30, 2000 and 1999                     5

   CONSOLIDATED STATEMENTS OF CASH FLOWS -
   For the Periods Ended September 30, 2000 and 1999                     6



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               7

 Item 2 - Management's Discussion and Analysis of Consolidated
                    Results of Operations and Financial Condition        11

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk     20


 Part II.  Other Information

 Item 5 - Other Information                                              22

 Item 6 - Exhibits and Reports on Form 8-K                               22

 Signatures                                                              26

Part I.  Financial Information
Item 1 - Financial Statements



                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets


                                                                           September 30,       December 31,     September 30,
($ in thousands-unaudited)                                                     2000               1999              1999
-----------------------------------------------------------------------   ---------------     ------------       -----------

ASSETS
Cash & due from banks, noninterest-bearing                                  $    24,189           30,629             27,504
Due from banks, interest-bearing                                                 10,848           15,432             22,307
Federal funds sold                                                               33,050           12,280              2,285
                                                                            -----------      -----------        -----------
     Total cash and cash equivalents                                             68,087           58,341             52,096
                                                                            -----------      -----------        -----------

Securities available for sale (costs of $58,826,
     $116,633, and $122,233)                                                     58,216          113,005            119,997

Securities held to maturity (fair values of $48,079,
      $51,425, and $51,607)                                                      49,083           52,637             52,671

Presold mortgages in process of settlement                                        1,178            1,121                636

Loans                                                                           730,134          643,224            612,954
   Less:  Allowance for loan losses                                             (7,773)          (6,674)            (6,584)
                                                                            -----------      -----------        -----------
   Net loans                                                                    722,361          636,550            606,370
                                                                            -----------      -----------        -----------

Premises and equipment                                                           14,154           12,359             12,218
Accrued interest receivable                                                       5,833            5,286              5,366
Intangible assets                                                                 4,788            5,261              5,366
Other                                                                             5,120            4,971              4,135
                                                                            -----------      -----------        -----------
        Total assets                                                        $   928,820          889,531            858,855
                                                                            ===========      ===========        ===========
LIABILITIES
Deposits:   Demand - noninterest-bearing                                    $    71,392           63,881             60,828
            Savings, NOW, and money market                                      248,573          251,982            247,481
            Time deposits of $100,000 or more                                   135,882          118,566            104,184
            Other time deposits                                                 313,161          277,710            272,039
                                                                            -----------      -----------        -----------
                      Total deposits                                            769,008          712,139            684,532
Short-term borrowings                                                            41,200           62,500             55,000
Accrued interest payable                                                          3,727            3,635              3,653
Other liabilities                                                                 4,924            4,277              9,250
                                                                            -----------      -----------        -----------
     Total liabilities                                                          818,859          782,551            752,435
                                                                            -----------      -----------        -----------
SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Issued and outstanding:  8,928,729,
         8,848,962, and 8,857,081 shares                                         51,881           51,490             51,509
Retained earnings                                                                58,480           57,787             56,320
Accumulated other comprehensive loss                                              (400)          (2,297)            (1,409)
                                                                            -----------      -----------        -----------
     Total shareholders' equity                                                 109,961          106,980            106,420
                                                                            -----------      -----------        -----------
          Total liabilities and shareholders' equity                        $   928,820          889,531            858,855
                                                                            ===========      ===========        ============


See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income

                                                             Three Months Ended                       Nine Months Ended
                                                                September 30,                            September 30,
                                                       -------------------------------         -------------------------------
($ in thousands, except share data-unaudited)             2000                 1999                2000                1999
------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                             $    16,241              12,939              45,658              37,253
Interest on investment securities:
     Taxable interest income                                 2,255               2,225               6,816               6,234
     Tax-exempt interest income                                211                 226                 661                 719
Other, principally overnight investments                       285                 221                 755                 836
                                                       -----------         -----------         -----------         -----------
     Total interest income                                  18,992              15,611              53,890              45,042
                                                       -----------         -----------         -----------         -----------

INTEREST EXPENSE
Savings, NOW and money market                                1,679               1,494               4,729               4,421
Time deposits of $100,000 or more                            2,162               1,350               5,679               3,993
Other time deposits                                          4,542               3,427              12,068              10,081
Short-term borrowings                                          914                 346               2,584                 619
                                                       -----------         -----------         -----------         -----------
     Total interest expense                                  9,297               6,617              25,060              19,114
                                                       -----------         -----------         -----------         -----------
Net interest income                                          9,695               8,994              28,830              25,928
Provision for loan losses                                      705                 205               1,365                 665
                                                       -----------         -----------         -----------         -----------
Net interest income after provision
   for loan losses                                           8,990               8,789              27,465              25,263
                                                       -----------         -----------         -----------         -----------

NONINTEREST INCOME
Service charges on deposit accounts                            796                 762               2,302               2,216
Other service charges, commissions and fees                    471                 410               1,500               1,281
Fees from presold mortgages                                    116                 160                 314                 616
Commissions from insurance sales                                56                  62                 256                 207
Data processing fees                                            34                  14                  76                  34
Securities gains (losses)                                   (2,006)                 --              (1,917)                 20
Loan sale gains                                                 --                  23                  --                  25
Other gains (losses)                                            --                 (20)                (11)                (20)
                                                       -----------         -----------         -----------         -----------
     Total noninterest income                                 (533)              1,411               2,520               4,379
                                                       -----------         -----------         -----------         -----------

NONINTEREST EXPENSES
Salaries                                                     2,608               2,427               7,567               6,911
Employee benefits                                              646                 633               1,956               1,913
                                                       -----------         -----------         -----------         -----------
   Total personnel expense                                   3,254               3,060               9,523               8,824
Net occupancy expense                                          399                 358               1,139               1,030
Equipment related expenses                                     348                 311               1,013                 906
Merger expenses                                              3,188                  --               3,188                  --
Other operating expenses                                     1,936               1,875               5,820               5,497
                                                       -----------         -----------         -----------         -----------
     Total noninterest expenses                              9,125               5,604              20,683              16,257
                                                       -----------         -----------         -----------         -----------
Income (loss) before income taxes                             (668)              4,596               9,302              13,385
Income taxes                                                   255               1,505               3,703               4,636
                                                       -----------         -----------         -----------         -----------
NET INCOME (LOSS)                                      $      (923)              3,091               5,599               8,749
                                                       ===========         ===========         ===========         ===========

Earnings (loss) per share:
     Basic                                             $     (0.10)               0.35                0.63                0.98
     Diluted                                                 (0.10)               0.33                0.61                0.94

Weighted average common shares outstanding:
     Basic                                               8,915,635           8,886,053           8,896,268           8,945,897
     Diluted                                             9,103,653           9,247,120           9,111,044           9,336,047

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income


                                                             Three Months Ended               Nine Months Ended
                                                                September 30,                    September 30,
                                                           -------------------------       -------------------------
($ in thousands-unaudited)                                   2000            1999            2000            1999
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $    (923)          3,091           5,599           8,749
                                                           ---------       ---------       ---------       ---------
Other comprehensive income (loss):
    Unrealized gains (losses) on securities
        available for sale:
        Unrealized holding gains (losses) arising
           during the period, pretax                           1,016            (595)          1,101          (2,735)
              Tax benefit (expense)                             (345)            215            (417)            919
        Reclassification to realized losses (gains)            2,006              --           1,917             (20)
              Tax benefit (expense)                             (682)             --            (704)              8
                                                           ---------       ---------       ---------       ---------
Other comprehensive income (loss)                              1,995            (380)          1,897          (1,828)
                                                           ---------       ---------       ---------       ---------

 Comprehensive income                                      $   1,072           2,711           7,496           6,921
                                                           =========       =========       =========       =========



See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                            ------------------------------
($ in thousands-unaudited)                                                                   2000                  1999
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                 $  5,599                8,749
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                                1,365                  665
     Net security premium amortization                                                           43                  415
     Gains on sales of loans                                                                     --                  (25)
     Proceeds from sales of loans                                                                --                1,226
     Losses (gains) on sales of securities available for sale                                 1,917                  (20)
     Loss on disposal of premises and equipment                                                  98                   --
     Release of ESOP shares                                                                      --                  183
     Loan fees and costs deferred, net of amortization                                           49                   (8)
     Depreciation of premises and equipment                                                     908                  786
     Amortization of intangible assets                                                          474                  477
     Deferred income tax benefit                                                               (289)                (221)
     Increase in accrued interest receivable                                                   (547)              (1,068)
     Decrease (increase) in other assets                                                       (525)               1,799
     Increase in accrued interest payable                                                        92                  427
     Decrease in other liabilities                                                              379                5,470
                                                                                           --------             --------
          Net cash provided by operating activities                                           9,563               18,855
                                                                                           --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale                                             (10,977)             (50,260)
     Purchases of securities held to maturity                                                  (169)             (27,322)
     Proceeds from sales of securities available for sale                                    54,490                3,017
     Proceeds from maturities/issuer calls of securities available for sale                  12,319               32,414
     Proceeds from maturities/issuer calls of securities held to maturity                     3,738                6,848
     Net increase in loans                                                                  (87,231)             (47,135)
     Purchases of premises and equipment                                                     (2,801)              (2,107)
                                                                                           --------             --------
          Net cash used in investing activities                                             (30,631)             (84,545)
                                                                                           --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                                56,869               28,384
     Net change in short-term borrowings                                                    (21,300)              49,000
     Cash dividends paid                                                                     (4,354)              (4,209)
     Proceeds from issuance of common stock                                                     524                  635
     Purchases and retirement of common stock                                                  (925)              (7,072)
                                                                                           --------             --------
          Net cash provided by financing activities                                          30,814               66,738
                                                                                           --------             --------
INCREASE IN CASH AND CASH EQUIVALENTS                                                         9,746                1,048
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               58,341               51,048
                                                                                           --------             --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $ 68,087               52,096
                                                                                           ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                              $ 24,968               18,687
     Income taxes                                                                             4,910                3,224
Non-cash transactions:
     Foreclosed loans transferred to other real estate                                           --                   31
     Unrealized gain (loss) on securities available for sale                                  3,022               (2,755)
     Premises and equipment transferred to other real estate                                     --                  315


See notes to consolidated financial statements.

                         First Bancorp And Subsidiaries
                   Notes To Consolidated Financial Statements


--------------------------------------------------------------------------------

(unaudited)                    For the Periods Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 1 - Basis of Presentation
        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 2000 and 1999 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 2000 and 1999. Reference is made to the 1999 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. As discussed in
Note 7 below, all prior period financial information has been restated to include historical information for a company acquired in a transaction accounted for as a pooling-of-interests.

NOTE 2 - Reclassifications
        The results of operations for the periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. Certain amounts reported in the period ended September 30, 1999 have been reclassified to conform with the presentation for September 30, 2000. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

NOTE 3 - Earnings Per Share
        Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share includes the potentially dilutive effects of the Company's stock option plans. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                               For the Three Months Ended September 30,
                                      ----------------------------------------------------------------------------------------
                                                          2000                                          1999
                                      --------------------------------------------    ----------------------------------------
                                          Income        Shares                           Income         Shares
($ in thousands except per               (Numer-        (Denom-       Per Share         (Numer-        (Denom-       Per Share
    share amounts)                        ator)         inator)         Amount           ator)         inator)        Amount
------------------------------------  -----------     ------------    -----------     ----------     ----------      ---------
Basic EPS
  Net income (loss)                     $   (923)      8,915,635       $  (0.10)       $  3,091      8,886,053       $   0.35
                                                                       =========                                     ========
Effect of Dilutive Securities                 --         188,018                             --        361,067
                                      -----------     ----------                      ---------     ----------
Diluted EPS                             $   (923)      9,103,653       $  (0.10)       $  3,091      9,247,120       $   0.33
                                      ===========     ==========       =========      =========     ==========     ==========

                                                              For the Nine Months Ended September 30,
                                      ---------------------------------------------------------------------------------------
                                                          2000                                          1999
                                      --------------------------------------------    ----------------------------------------
                                          Income        Shares                           Income         Shares
($ in thousands except per               (Numer-        (Denom-       Per Share         (Numer-        (Denom-       Per Share
    share amounts)                        ator)         inator)         Amount           ator)         inator)        Amount
------------------------------------  -----------     ------------    -----------     ----------     ----------      ---------
Basic EPS
  Net income                            $  5,599       8,896,268       $   0.63        $  8,749      8,945,897       $   0.98
                                                                       =========                                    =========
Effect of Dilutive Securities                 --         214,776                             --        390,150
                                      -----------     ----------                      ---------     ----------
Diluted EPS                             $  5,599       9,111,044       $   0.61        $  8,749      9,336,047       $   0.94
                                      ===========     ==========       =========      =========     ==========     ==========

NOTE 4 - Asset Quality Information
        Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                              September 30,      December 31,       September 30,
      ($ in thousands)                                            2000               1999               1999
      -----------------------------------------------------------------------------------------------------------
      Nonperforming loans:
         Nonaccrual loans                                     $      992             1,424                897
         Restructured loans                                          243               257                260
                                                              ----------        ----------         ----------
      Total nonperforming loans                                    1,235             1,681              1,157
      Other real estate                                              738               906                855
                                                              ----------        ----------         ----------

      Total nonperforming assets                              $    1,973             2,587              2,012
                                                              ==========        ==========         ==========
      Nonperforming loans to total loans                           0.17%             0.26%              0.19%
      Nonperforming assets as a percentage of loans
        and other real estate                                      0.27%             0.40%              0.33%
      Nonperforming assets to total assets                         0.21%             0.29%              0.23%
      Allowance for loan losses to total loans                     1.06%             1.04%              1.07%


-----------------------------------------------------------------------------------------------------------------


NOTE 5 - Deferred Loan Fees
        Loans are shown on the Consolidated Balance Sheets net of net deferred loan fees of approximately $753,000, $703,000, and $673,000 at September 30, 2000, December 31, 1999, and September 30, 1999, respectively.

NOTE 6 - Changes in Stockholders' Equity

         Significant items that affected the Company's stockholders' equity for the nine months ended September 30, 2000 are as follows: $5,599,000 in net income, $4,906,000 in dividends declared, $925,000 in stock repurchases, a $791,000 increase to equity resulting from the tax benefit realized from the exercise of nonqualified stock options, proceeds of $524,000 from the issuance of common stock, and other comprehensive income of $1,897,000.

NOTE 7 - Completed Acquisition
        On September 14, 2000, the Company completed the merger acquisition of First Savings Bancorp, Inc. ("First Savings"), the holding company for First Savings Bank of Moore County, Inc., SSB ("First Savings Bank"). At June 30, 2000, First Savings, headquartered in Southern Pines, North Carolina, had total assets of $331 million, with loans of $232 million and deposits of $224 million with six branch locations in Moore County, NC. In accordance with the terms of the merger agreement, each share of First Savings stock was exchanged for 1.2468 shares of First Bancorp stock. These terms resulted in First Bancorp issuing approximately 4,407,000 shares of stock to complete the transaction.

        The merger was accounted for as a pooling-of-interests and accordingly, all financial results for prior periods have been restated to include the combined results of First Bancorp and First Savings. Separate financial information of the combined entities as of and for the six months ended June 30, 2000 (the period immediately preceding the merger) is as follows:

             (in thousands)     First Bancorp     First Savings        Combined
                                -------------     -------------        --------
      Total assets                 $  624,390           330,497         954,887
      Total revenue                    25,612            12,339          37,951
      Net interest income              13,087             6,048          19,135
      Net income                        3,728             2,794           6,522

         In connection with the merger, the Company recorded pre-tax merger-related charges of $5,614,000 ($4,065,000 after-tax) during the three months ended September 30, 2000. These charges were comprised of the following categories:

         o $3,188,000 in expenses ($2,593,000 after-tax) that were incurred in completing the merger. These expenses consisted primarily of investment banker fees, attorney fees, employment contract payments, accountant fees, and early termination fees associated with vendor contracts.

         o $2,006,000 in losses ($1,218,000 after-tax) from sales of available-for-sale securities. The merger with First Savings increased the company's liability sensitive position. To reduce the company's interest rate risk exposure, approximately $54.5 million in securities were sold at a total loss of $2,006,000. The proceeds from the sale were first used to repay short-term debt, with the remaining proceeds invested in investments with a shorter average life and a higher yield than the securities sold.

         o $420,000 was recorded ($254,000 after-tax) as a one time adjustment to the allowance for loan losses. This provision for loan losses was recorded in order to align the credit risk methodologies of First Bancorp and First Savings. (In addition to the one time adjustment, First Bancorp recorded provisions for loan losses, resulting from ongoing operations, of $285,000 and $945,000 for the three and nine months ended September 30, 2000, respectively.)

        The following table indicates the primary components of the $3,188,000 in merger expenses, including the amounts utilized through September 30, 2000, and the amounts remaining as accrued expenses in "other liabilities" at September 30, 2000:

                                     Total Merger-       Utilized through       Remaining Accrual
          (in thousands)            Related Charges      September 30, 2000    at September 30, 2000
                                  ------------------   ---------------------  ------------------------
Professional costs                         $  1,601                   1,601                       --
Employment contract payments                    958                     958                       --
Early termination fees associated
    with vendor contracts                       251                      --                      251
Equipment write-downs                            98                      98                       --
Printing and filing fees                         97                      97                       --
Other                                           183                      35                      148
                                  ------------------   ---------------------  ------------------------
     Total                                  $ 3,188                   2,789                      399
                                  ==================   =====================  ========================


NOTE 8 - Pending Merger and Acquisition Activity
        As previously announced, to gain Federal Reserve approval for the merger with First Savings, the Company was required to divest the First Savings Bank branch located in Carthage, NC. The Carthage branch has approximately $15.5 million in total deposits and $2.5 million in total loans. On August 22, 2000, the Company reported the signing of a purchase and assumption agreement with Bank of Davie to acquire the Carthage branch. The sale of the branch is anticipated to occur during the fourth quarter of 2000 and is expected to result in the recording of a gain of approximately $850,000.

        The Company announced on September 13, 2000 that it had reached an agreement with First Union National Bank to acquire four branches with aggregate deposits of approximately $105 million and aggregate loans of approximately $19 million. The four branches to be acquired are Lumberton, Pembroke, St. Pauls (all located in Robeson County, NC), and Laurinburg (Scotland County, NC). The closing of the transaction and the data conversion are expected to occur in the first quarter of 2001. Total intangible assets of approximately $15.7 million are expected to be recorded in connection with the purchase.

        The Company announced on October 20, 2000 that it had reached a definitive agreement to acquire Century Bancorp, Inc. ("Century"). Century is the holding company for Home Savings, Inc., SSB, a one branch savings institution located in Thomasville, NC. As of June 30, 2000, Century had total assets of $101 million, total loans of $88 million, and total deposits of $74 million. The terms of the agreement call for shareholders of Century to have the option to receive either $20.00 in cash or a fixed exchange ratio of 1.3333 shares of First Bancorp common stock for each share of Century common stock that they own. This election is subject to the requirement that, subject to certain possible adjustments that may be necessary to achieve the intended tax treatment, 60% of

Century's shares outstanding will be exchanged for cash and 40% of Century's shares outstanding will be exchanged for shares of First Bancorp stock. To the extent that Century shareholders elect to receive more aggregate stock or cash consideration than permitted by the agreement, pro rata allocations will be made. This transaction is expect to close during the first half of 2001.

Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition


RESULTS OF OPERATIONS


RESTATEMENT OF PRIOR PERIOD RESULTS AND DISCUSSION OF MERGER-RELATED CHARGES

        As discussed in Note 7 to the  financial  statements  above,  during the three months ended September 30, 2000, the Company completed the merger acquisition of First Savings Bancorp, Inc. and its wholly-owned subsidiary, First Savings Bank of Moore County, Inc., SSB (collectively referred to as "First Savings"). In accordance with the terms of the merger agreement, each share of First Savings stock was exchanged for 1.2468 shares of First Bancorp stock. These terms resulted in First Bancorp issuing approximately 4,407,000 shares of stock to complete the transaction. The merger was accounted for as a pooling-of-interests and accordingly, all financial results for prior periods have been restated to include the combined results of First Bancorp and First Savings.

        In connection with the First Savings merger acquisition, the Company recorded pre-tax merger-related charges of $5,614,000 ($4,065,000 after-tax) during the three months ended September 30, 2000. These charges were comprised of the following categories:

        o $3,188,000 in expenses ($2,593,000 after-tax) that were incurred in completing the merger. These expenses consisted primarily of investment banker fees, attorney fees, employment contract payments, accountant fees, and early termination fees associated with vendor contracts.

        o $2,006,000 in losses ($1,218,000 after-tax) from sales of available for sale securities. The merger with First Savings increased the company's liability sensitive position. To reduce the company's interest rate risk exposure, approximately $54.5 million in securities were sold at a total loss of $2,006,000. The proceeds from the sale were first used to repay short-term debt, with the remaining proceeds invested in investments with a shorter average life and a higher yield than the securities sold.

        o $420,000 was recorded ($254,000 after-tax) as a one time adjustment to the allowance for loan losses. This provision for loan losses was recorded in order to align the credit risk methodologies of First Bancorp and First Savings. (In addition to the one time adjustment, First Bancorp recorded provisions for loan losses, resulting from ongoing operations, of $285,000 and $945,000 for the three and nine months ended September 30, 2000, respectively.)

        In the discussion that follows, the term "recurring" will exclude the effects of the merger-related charges described above incurred during the three months ended September 30, 2000.

OVERVIEW

        Recurring net income for the three months ended September 30, 2000 was $3,142,000, a 1.6% increase over the net income of $3,091,000 recorded in the third quarter of 1999. Recurring earnings per share on a diluted basis for the third quarter of 2000 amounted to $0.35, which is a 6.1% increase over the $0.33 recorded for the third quarter of 1999.

        Recurring net income for the nine months ended September 30, 2000 was $9,664,000, a 10.5% increase over the net income of $8,749,000 recorded for the same nine months of 1999. Recurring earnings per share on a diluted basis for the nine months ended September 30, 2000 amounted to $1.06, which is a 12.8% increase over the $0.94 recorded for the same nine months of 1999.

        Including the merger-related charges, the Company recorded a net loss of $923,000, or $0.10 per diluted share, for the three months ended September 30, 2000, and net income of $5,599,000, or $0.61 per diluted share, for the nine months ended September 30, 2000.

        The relatively flat recurring net income for the third quarter of 2000 compared to the third quarter of 1999 resulted from net interest income growth and recurring noninterest income growth of 7.8% and 4.4%, respectively, which were largely offset by a higher recurring provision for loans losses and recurring noninterest expense growth of 5.9%.

        The 10.5% increase in recurring net income for the nine months ended September 30, 2000 compared to the same nine months of 1999, resulted primarily from an increase in net interest income of 11.2%, which, when coupled with a 3.4% increase in noninterest income growth, more than offset a higher recurring provision for loan losses and a 7.6% increase in noninterest expense growth.

        The 7.8% and 11.2% net interest income growth for the third quarter of 2000 and for the nine months ended September 30, 2000, respectively, resulted from two offsetting factors. Strong increases in loans and deposits had a positive effect on net interest income, while lower net interest margins had a negative impact on net interest income (see additional discussion below). The net interest margin experienced more pressure in the third quarter of 2000 than it did in for the first six months of 2000, resulting in the lower percentage increase in net interest income for third quarter of 2000 compared to the same quarter of 1999 than it did for the nine month comparisons of each year.

        The higher recurring provisions for loan losses during 2000 were a result of higher loan growth than in 1999, and not due to concerns regarding credit quality.

        The 3%-4% increases in recurring noninterest income and 6%-8% increases in recurring noninterest expenses were due to general growth in the customer base and the overhead necessary to service the growth.


COMPONENTS OF EARNINGS

        Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three and nine month periods ended September 30, 2000 amounted to $9,695,000 and $28,830,000, respectively, increases of $701,000 and $2,902,000, or 7.8% and 11.2%, respectively, over the amounts of $8,994,000 and $25,928,000, recorded in the same three and nine month periods in 1999, respectively. There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and 2) the Company's net interest margin.

        For the three and nine months ended September 30, 2000, the growth in loans and deposits had a positive impact on net interest income, while a declining net interest margin had a negative impact on net interest income, when compared to the same periods in 1999.

        Loans outstanding at September 30, 2000 amounted to $730.1 million, a 19.1% increase from September 30, 1999, while deposits outstanding at September 30, 2000 amounted to $769.0 million, a 12.3% increase from a year earlier. The net interest margin (tax equivalent net interest income divided by average earning assets) for the third quarter of 2000 was 4.41%, a 20 basis point decrease from the 4.61% realized for the third quarter of 1999. The net interest margin for the nine months ended September 30, 2000 was 4.51%, or 10 basis points lower than the 4.61% margin realized for the first nine months of 1999.

        The following tables present average balances and average rates earned/paid by the Company for the third quarter of 2000 compared to the third quarter of 1999 and the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

                                                             For the Three Months Ended September 30,
                                          ---------------------------------------------------------------------------------
                                                            2000                                      1999
                                          --------------------------------------    ---------------------------------------
                                                                       Interest                                   Interest
                                             Average       Average      Earned        Average        Average       Earned
($ in thousands)                             Volume         Rate        or Paid        Volume         Rate        or Paid
                                          -----------      -------     ---------    ------------    --------    -----------
Assets
Loans                                     $   718,301       8.97%      $ 16,241     $   603,517       8.51%     $   12,939
Taxable securities                            132,323       6.76%         2,255         149,635       5.90%          2,225
Non-taxable securities (1)                     17,149       8.26%           357          18,600       8.04%            377
Short-term investments,
    principally federal funds                  18,072       6.26%           285          14,560       6.02%            221
                                          -----------                  ---------    ------------                -----------
Total interest-earning assets                 885,845       8.57%        19,138         786,312       7.95%         15,762
                                                                       ---------                                -----------
Liabilities
Savings, NOW and money
     market deposits                      $   249,569       2.67%         1,679     $   249,788       2.37%     $    1,494
Time deposits >$100,000                       133,896       6.41%         2,162          97,317       5.50%          1,350
Other time deposits                           310,886       5.80%         4,542         269,964       5.04%          3,427
                                          -----------                  ---------    ------------                -----------
     Total interest-bearing deposits          694,351       4.79%         8,383         617,069       4.03%          6,271
Short-term borrowings                          50,605       7.17%           914          26,998       5.08%            346
                                          -----------                  ---------    ------------                -----------
Total interest-bearing liabilities            744,956       4.95%         9,297         644,067       4.08%          6,617
                                                                       ---------                                -----------
Non-interest-bearing deposits                  66,443                                    66,135
Net yield on interest-earning
  assets and  net interest income                           4.41%      $  9,841                       4.61%     $    9,145
                                                                       =========                                ===========
Interest rate spread                                        3.62%                                     3.87%

Average prime rate                                          9.50%                                     8.10%
---------------------------------------------------------------------------------------------------------------------------


(1) Includes tax-equivalent adjustments of $146,000 and $151,000 in 2000 and 1999 respectively, to reflect the federal and state benefit of the tax-exempt securities, reduced by the related nondeductible portion of interest expense.


                                                             For the Nine Months Ended September 30,
                                          ---------------------------------------------------------------------------------
                                                            2000                                      1999
                                          --------------------------------------    ---------------------------------------
                                                                       Interest                                   Interest
                                             Average       Average      Earned        Average        Average       Earned
($ in thousands)                             Volume         Rate        or Paid        Volume         Rate        or Paid
                                          -----------      -------     ---------    ------------    --------    -----------
Assets
Loans                                    $   688,947        8.82%      $ 45,658     $   588,225       8.47%     $   37,253
Taxable securities                           142,303        6.38%         6,816         139,071       5.99%          6,234
Non-taxable securities (1)                    17,829        8.26%         1,106          19,160       8.28%          1,187
Short-term investments,
    principally federal funds                 15,880        6.33%           755          19,700       5.67%            836
                                          -----------                  ---------    ------------               -----------
Total interest-earning assets                864,959        8.37%        54,335         766,156       7.94%         45,510
                                                                       ---------                                  ---------
Liabilities
Savings, NOW and money
     market deposits                     $   251,005        2.51%         4,729     $   248,338       2.38%     $    4,421
Time deposits >$100,000                      126,042        6.00%         5,679          96,459       5.53%          3,993
Other time deposits                          292,224        5.50%        12,068         265,140       5.08%         10,081
                                          -----------                  ---------    ------------                -----------
     Total interest-bearing deposits         669,271        4.47%        22,476         609,937       4.05%         18,495
Short-term borrowings                         54,097        6.36%         2,584          17,358       4.77%            619
                                          -----------                  ---------    ------------                -----------
Total interest-bearing liabilities           723,368        4.61%        25,060         627,295       4.07%         19,114
                                                                       ---------                                -----------
Non-interest-bearing deposits                 66,907                                     62,811
Net yield on interest-earning
  assets and  net interest income                           4.51%       $ 29,275                      4.61%     $   26,396
                                                                       =========                                ===========
Interest rate spread                                        3.76%                                     3.87%

Average prime rate                                          9.15%                                     7.87%
---------------------------------------------------------------------------------------------------------------------------

(1) Includes tax-equivalent adjustments of $445,000 and $468,000 in 2000 and 1999 respectively, to reflect the federal and state benefit of the tax-exempt securities, reduced by the related nondeductible portion of interest expense.

        The decrease in the Company's net interest margin is primarily due to the following three factors - 1) the Company is liability sensitive in the one year horizon, meaning that more of its interest-bearing liabilities have repriced within the past year at higher interest rates (due to the rising interest rate environment) than have its interest-earning assets, 2) a higher reliance on time deposits and short-term borrowings (which are the categories that generally carry the highest interest rates) to fund strong loan growth, and
3) a very competitive environment for deposits has required the Company to offer higher rates than in the past to attract deposits.

        The recurring provision for loan losses for the third quarter of 2000 was $285,000, $80,000 higher than the $205,000 recorded in the third quarter of 2000. For the nine months ended September 30, 2000, the recurring provision for loan losses was $945,000 compared to $665,000 for the nine months ended September 30, 1999. The increases in the recurring provisions for loan losses recorded in 2000 compared to 1999 have been a result of the higher loan growth experienced and not because of credit quality concerns. Net loan growth for the third quarter of 2000 amounted to $25.4 million compared to $15.9 million in the third quarter of 1999. Net loan growth for the first nine months of 2000 amounted to $86.9 million compared to $45.7 million for the first nine months of 1999. Credit quality indicators for the Company remained strong in the third quarter of 2000. As discussed above, in addition to the recurring provisions for loan losses recorded in 2000, the Company recorded a one time adjustment of $420,000 to the allowance for loan losses in order to align the credit risk methodologies of First Bancorp and First Savings. Provisions for loan losses are based on management's evaluation of the loan portfolio, as discussed under "Summary of Loan Loss Experience" below.

        Total recurring noninterest income for the third quarter of 2000 amounted to $1,473,000, a 4.4% increase over total noninterest income of $1,411,000 earned in the third quarter of 1999, while noninterest income for the nine months ended September 30, 200, excluding the merger-related bond sale, amounted to $4,526,000, a 3.4% increase over total noninterest income of $4,379,000 recorded in the same nine months of 1999. During the three and nine months ended September 30, 2000, the Company experienced increases from the same periods in 1999 in the categories of service charges on deposit accounts and other service charges, commissions, and fees as a result of its larger customer base. These increases were partially offset by fewer fees earned from originating presold mortgages as a result of the higher interest rate environment, which has reduced the demand for mortgage loans, particularly refinancings.

        Also increasing noninterest income for the nine months ended September 30, 2000 compared to the same nine months of 1999 was a $49,000 increase in commissions earned from insurance sales that resulted from a $65,000 higher "experience bonus" paid to the Company from the company that provides the credit life insurance that the Company earns commissions from selling. The amount of any experience bonus payment is computed once per year and is dependent on the actual loss experience on credit insurance policies that the Company sold. In the first quarter of 2000, the Company received an experience bonus of $89,000, compared to $24,000 received in the first quarter of 1999.

        Another factor contributing to the higher noninterest income for both periods in 2000 compared to 1999 was higher fees earned from the Company's data processing subsidiary, Montgomery Data Services, Inc. (Montgomery Data). The Company recorded $34,000 in the third quarter of 2000 compared to $14,000 in the third quarter of 1999, while for the first nine months of 2000, the Company recorded $76,000 in data processing fees compared to $34,000 earned in the first nine months of 1999. Montgomery Data makes its excess data processing capabilities available to area financial institutions for a fee. Montgomery Data did not have any nonaffiliated customers from December 1997 to December 1998. Since December 1998, Montgomery Data has signed contracts with four area banks to provide data processing.

        Also included in the caption "noninterest income" for 2000 are losses that were incurred in September 2000 related to a nonrecurring repositioning of the Company's bond portfolio that was necessary as a result of the merger with First Savings. The merger with First Savings increased the company's liability sensitive position. To reduce the company's interest rate risk exposure, approximately $54.5 million in securities were sold at a total loss of $2,006,000. The proceeds from the sale were first used to repay short-term debt, with the remaining proceeds invested in investments with a shorter average life and a higher yield than the securities sold.

        Recurring noninterest expenses for the three and nine months ended September 30, 2000 increased 5.9% and 7.6%, respectively when compared to the same periods of 1999. The increases are primarily associated with the higher expenses that are necessary to properly process, manage, and service the increases in loans and deposits experienced by the Company. Also contributing to the increase in noninterest expenses was the continued expansion of the Company's branch network and annual wage increases.

        Also included in noninterest expenses on the statements of income for the three and nine months ended September 30, 2000 was $3,188,000 in expenses ($2,593,000 after-tax) that were incurred in completing the merger with First Savings. These expenses consisted primarily of investment banker fees, attorney fees, employment contract payments, accountant fees, and early termination fees associated with vendor contracts.

        The provision for income taxes was $255,000 in the third quarter of 2000 compared to $1,505,000 in the third quarter of 1999, while income tax expense for the nine months ended September 30, 2000 amounted to $3,703,000 compared to $4,636,000 for the same period in 1999. The decreases in 2000 are a result of a lower pretax income, which were partially offset by an increase in the Company's effective tax rate as a result of the nondeductibilty for tax purposes of certain merger-related expenses.

FINANCIAL CONDITION

        The Company's total assets were $928.8 million at September 30, 2000, an increase of $70.0 million, or 8.1%, from the $858.8 million at September 30, 2000. Interest-earning assets increased by 8.8%, from $810.9 million at September 30, 1999 to $882.5 million at September 30, 2000. Loans, the primary interest-earning asset, grew from $613.0 million at September 30, 1999 to $730.1 million at September 30, 2000, an increase of $117.2 million, or 19.1%.

        Deposits have increased $84.5 million, or 12.3%, supporting the asset growth since September 30, 1999. The increases in deposits since September 30, 1999 have occurred primarily in the categories of time deposits of $100,000 or more and other time deposits, with $72.8 million of the deposit growth occurring in those two categories. The increase in time deposits has been due to the Company more aggressively pricing these deposits in order to fund the strong loan growth experienced. Noninterest-bearing demand deposits increased from $60.8 million at September 30, 1999 to $71.4 million at September 30, 2000, an increase of 17.4%, while savings, NOW and money market deposits increased from $247.5 million to $248.6 million, an increase of 0.4%.

        Due to loan growth that has exceeded deposit growth over the past year, the Company has relied more heavily on borrowings. While borrowings were reduced at September 30, 2000 as a result of the bond sale discussed above, average total borrowings for the nine months ended September 30, 2000 were $54.1 million compared to average borrowings for the same nine months in 1999 of $17.4 million. See "LIQUIDITY" below for a discussion of the Company's sources of borrowings.

        Since December 31, 1999, the Company has experienced annualized increases of 18.0%, 5.9%, and 10.6% in loans, total assets and deposits, respectively. The smaller annualized increase in total assets is primarily due to excess cash obtained through borrowings by the Company at December 31, 1999 for possible Year 2000 cash contingencies, as well as short-term borrowings that were repaid during the third quarter as a result of the bond sale discussed above.

NONPERFORMING ASSETS

        Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                                        September 30,   December 31,  September 30,
                  ($ in thousands)                                          2000           1999           1999
                  --------------------------------------------------------------------------------------------------
                  Nonperforming loans:
                     Nonaccrual loans                                    $     992          1,424            897
                     Restructured loans                                        243            257            260
                                                                         ---------      ---------       ---------
                  Total nonperforming loans                                  1,235          1,681          1,157
                  Other real estate                                            738            906            855
                                                                         ---------      ---------       ---------
                  Total nonperforming assets                             $   1,973          2,587          2,012
                                                                         =========      =========       =========

                  Nonperforming loans to total loans                         0.17%          0.26%          0.19%
                  Nonperforming assets as a percentage of loans
                     and other real estate                                   0.27%          0.40%          0.33%
                  Nonperforming assets to total assets                       0.21%          0.29%          0.23%
                  Allowance for loan losses to total loans                   1.06%          1.04%          1.07%


      Management has reviewed the collateral for the nonperforming assets, including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

        Nonaccrual loans decreased from $1,424,000 at December 31, 1999 to $992,000 at September 30, 2000 primarily as a result of a $394,000 loan that paid off during the second quarter of 2000. The level of restructured loans did not vary materially among the periods presented.

      At September 30, 2000, December 31, 1999, and September 30, 1999, the recorded investment in loans considered to be impaired was $60,000, $281,000, and $124,000, respectively, all of which were on nonaccrual status. The related allowance for loan losses for these impaired loans was $9,000, $42,000, and $19,000, respectively. There were no impaired loans for which there was no related allowance. The average recorded investments in impaired loans during the nine month period ended September 30, 2000, the year ended December 31, 1999, and the nine months ended September 30, 1999 were approximately $200,000, $123,000, and $83,000, respectively. For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

        In  addition  to  the   nonperforming   loan  amounts  discussed  above,
management believes that an estimated $3,500,000-$4,000,000 of loans that are currently performing in accordance with their contractual terms may potentially develop problems. These loans were considered in determining the appropriate level of the allowance for loan losses. See "Summary of Loan Loss Experience" below. Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in the problem loan amounts above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

        As of September 30, 2000, December 31, 1999 and September 30, 1999, the Company's level of owned other real estate has not varied materially, totaling approximately $738,000, $906,000, and $855,000, respectively, which consisted principally of several parcels of real estate. The Company's management has reviewed recent appraisals of its other real estate and believes that their fair values, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

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

        The recurring provision for loan losses for the third quarter of 2000 was $285,000, $80,000 higher than the $205,000 recorded in the third quarter of 2000. For the nine months ended September 30, 2000, the recurring provision for loan losses was $945,000 compared to $665,000 for the nine months ended September 30, 1999. The increases in the provisions for loan losses recorded in 2000 compared to 1999 have been a result of the higher loan growth experienced and not because of credit quality concerns. Net loan growth for the third quarter of 2000 amounted to $25.4 million compared to $15.9 million in the third quarter of 1999. Net loan growth for the first nine months of 2000 amounted to $86.9 million compared to $45.7 million for the first nine months of 1999. As discussed above, in addition to the recurring provisions for loan losses recorded in 2000, the Company recorded a one time adjustment of $420,000 to the allowance for loan losses during the third quarter in order to align the credit risk methodologies of First Bancorp and First Savings. Credit quality indicators for the Company remained strong in the third quarter of 2000.

      At September 30, 2000, the allowance for loan losses amounted to $7,773,000, compared to $6,674,000 at December 31, 1999 and $6,584,000 at
September 30, 1999. The allowance for loan losses was 1.06%, 1.04% and 1.07% of total loans as of September 30, 2000, December 31, 1999, and September 30, 1999, respectively.

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

        For the periods indicated, the following table summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance for loan losses arising from charge-offs and recoveries, and additions to the allowance for loan losses that have been charged to expense.



                                                                   Nine Months             Year            Nine Months
                                                                      Ended               Ended               Ended
                                                                   September 30,       December 31,        September 30,
        ($ in thousands)                                               2000                1999                1999
                                                                   -------------       ------------        -------------
Loans outstanding at end of period                                   $ 730,134            643,224            612,954
                                                                   =============       ============        =============
Average amount of loans outstanding                                  $ 688,947            597,951            588,225
                                                                   =============       ============        =============
Allowance for loan losses, at
   beginning of year                                                 $   6,674              6,100              6,100

       Total charge-offs                                                  (333)              (448)              (272)
       Total recoveries                                                     67                112                 91
                                                                   -------------       ------------        -------------
            Net charge-offs                                               (266)              (336)              (181)
                                                                   -------------       ------------        -------------
Additions to the allowance charged to expense                            1,365                910                665
                                                                   -------------       ------------        -------------
Allowance for loan losses, at end of period                          $   7,773              6,674              6,584
                                                                   =============       ============        =============

Ratios:
   Net charge-offs (annualized) as a percent of average loans             0.05%              0.06%              0.04%
   Allowance for loan losses as a
         percent of  loans at end of period                               1.06%              1.04%              1.07%



        Based on the results of the aforementioned loan analysis and grading program and management's evaluation of the allowance for loan losses at September 30, 2000, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 1999.

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

        In addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources - 1) an approximately $125,000,000 line of credit with the Federal Home Loan Bank
(FHLB), 2) a $15,000,000 overnight federal funds line of credit with a correspondent bank, and 3) an approximately $27,000,000 line of credit through the Federal Reserve Bank of Richmond's discount window.

        Although the Company has not historically had to rely on these sources of credit as a source of liquidity, the Company has experienced a gradual increase in its loan to deposit ratio over the past several years. At December 31, 1996, the Company's loan to deposit ratio was 82.3%. Since then it has steadily increased to its September 30, 2000 level of 94.9% as a result of significant loan growth that has outpaced deposit growth. This imbalance in growth has reduced the Company's liquidity sources. As the Company's loan to deposit ratio has increased, so has the Company's reliance on borrowings.
Average borrowings outstanding during the third quarter of 2000 amounted to $50.6 million compared to $27.0 million for the third quarter of 1999. Notwithstanding potential purchases of deposits, including the pending purchase of approximately $105 million in deposits (see discussion below), the Company expects to increasingly rely on its available lines of credit in the future due to anticipation of continued difficulty in funding new loan growth solely with deposits.

        The Company's management believes its liquidity sources are at an acceptable level and remain adequate to meet its operating needs.


CAPITAL RESOURCES

        The Company is regulated by the Board of Governors of the Federal Reserve Board (FED) and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Company's banking subsidiaries are regulated by the Federal Deposit Insurance Corporation
(FDIC) and the respective state of NC bank/savings regulators. The Company is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.

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

        At September 30, 2000, the Company's capital ratios significantly exceeded the regulatory minimum ratios discussed above with a Tier 1 capital ratio to Tier 1 risk adjusted ratio of 16.03%, a total capital to total risk adjusted asset ratio of 17.03%, and a leverage ratio of 11.46%.

        The Company's bank subsidiaries are also subject to similar capital requirements as those discussed above. At September 30, 2000, each of the Company's bank subsidiaries exceeded the minimum ratios established by the FED and FDIC.

  SHARE REPURCHASES

        In light of market conditions during 2000, the Company resumed purchases of stock under its 100,000 share repurchase authorization. From January 1, 2000 through May 10, 2000 (the date of the last repurchase), the Company repurchased a total of 58,300 shares at an average cost of $15.75 per share. This 100,000 share repurchase authorization was rescinded by the Board of Directors in May 2000. However in connection with the definitive agreement to acquire Century Bancorp, Inc. (see discussion below), the Company's Board of Directors has again authorized stock repurchases up to the amount of shares expected to be issued at the closing of the Century acquisition, which is currently expected to be approximately 585,000 shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

        Net interest income is the Company's most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, the Company's level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities. It is the Company's policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. The Company's exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of "shock" interest rates. Over the years, the Company has been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five years, the net interest margin has not varied in any single calendar year by more than 16 basis points. While the Company can not guarantee stability in its net interest margin in the future, at this time management does not expect significant fluctuations. As discussed above, the Company has recently experienced pressure on its net interest margin, particularly during the three months ended September 30, 2000.

        See additional discussion of the Company's net interest margin in the "Components of Earnings" section above.

        The Company has no market risk sensitive instruments held for trading purposes, nor does it maintain any foreign currency positions.

        Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis' prepared and presented in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and First Savings' Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

PENDING MERGER AND ACQUISITION ACTIVITY, INCLUDING SUBSEQUENT EVENTS

        As previously announced, to gain Federal Reserve approval for the merger with First Savings, the Company was required to divest the First Savings Bank branch located in Carthage, NC. The Carthage branch has approximately $15.5 million in total deposits and $2.5 million in total loans. On August 22, 2000, the Company reported the signing of a purchase and assumption agreement with Bank of Davie to acquire the Carthage branch. The sale of the branch is anticipated to occur during the fourth quarter of 2000 and is expected to result in the recording of a gain of approximately $850,000.

        The Company announced on September 13, 2000 that it had reached an agreement with First Union National Bank to acquire four branches with aggregate deposits of approximately $105 million and aggregate loans of approximately $19 million. The four branches to be acquired are Lumberton, Pembroke, St. Pauls (all located in Robeson County, NC), and Laurinburg (Scotland County, NC). The closing of the transaction and the data conversion are expected to occur in the first quarter of 2001. Total intagible assets of approximately $15.7 million are expected to be recorded in connection with the purchase.

        The Company announced on October 20, 2000 that it had reached a definitive agreement to acquire Century Bancorp, Inc. ("Century"). Century is the holding company for Home Savings, Inc., SSB, a one branch savings institution located in Thomasville, NC. As of June 30, 2000, Century had total assets of $101 million, total loans of $88 million, and total deposits of $74 million. The terms of the agreement call for shareholders of Century to have the option to receive either $20.00 in cash or a fixed exchange ratio of 1.3333 shares of First Bancorp common stock for each share of Century common stock that they own. This election is subject to the requirement that, subject to certain possible adjustments that may be necessary to achieve the intended tax treatment, 60% of Century's shares outstanding will be exchanged for cash and 40% of Century's shares outstanding will be exchanged for shares of First Bancorp stock. To the extent that Century shareholders elect to receive more aggregate stock or cash consideration than permitted by the agreement, pro rata allocations will be made. This transaction is expect to close during the first half of 2001. The definitive merger agreement for this transaction was filed on SEC Form 8-K on October 20, 2000.

CURRENT ACCOUNTING MATTERS

        The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards (`SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This Statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and will be adopted by the Company on January 1, 2001. This Statement is not expected to materially impact the Company.

        The FASB has also issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is not expected to materially impact the Company.

FORWARD-LOOKING STATEMENTS

      The foregoing discussion contains statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," or other statements concerning opinions or judgment of the Company and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers, the Company's level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions.

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

3.b.iv   Copy of the amendment to the Bylaws replacing Section 3.02 was filed as
         Exhibit 3.b.iv to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and is incorporated herein by reference.

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

10.u     Purchase and Assumption  Agreement with Bank of Davie, dated August 22,
         2000.

10.v Purchase and Assumption Agreement with First Union National Bank, dated September 13, 2000.

10.w Employment Agreement between the Company and John F. Burns dated September 14, 2000. (*)

21       List of Subsidiaries of Registrant.

27 Financial Data Schedule pursuant to Article 9 of Regulation S-X for the nine months ended September 30, 2000 and Restated Financial Data Schedule for the nine months ended September 30, 1999.

(b) The Registrant filed one report on Form 8-K during the nine months ended September 30, 2000. On September 29, 2000, a report on Form 8-K was filed disclosing under Item 2, Acquisition or Disposition of Assets, the completion of the merger of First Savings Bancorp, Inc. into First Bancorp.

         The following unaudited interim financial statements of First Savings Bancorp, Inc. were filed as Exhibit 99.1 to the Current Report on Form 8-K:

         (i) Consolidated Statements of Financial Condition as of March 31, 2000 and 1999;

         (ii) Consolidated Statement of Income for the nine-month period ended March 31, 2000 and 1999; and

         (iii) Consolidated Statement of Cash Flows for the nine-month period ended March 31, 2000 and 1999.

         The following audited annual financial statements of First Savings Bancorp, Inc. were filed as Exhibit 99.2 and 99.3 to the Current Report on Form 8-K:


         (i)    Report  of  Independent   Auditors   relating  to   Consolidated
                Financial Statements;

         (ii) Consolidated Statements of Financial Condition as of June 30, 1999 and 1998;

         (iii) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1999, 1998, and 1997; and

         (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1999, 1998, and 1997; and

         (v)    Notes to Consolidated Financial Statements.

         The following unaudited pro forma financial information with respect to the merger of First Savings Bancorp, Inc. into First Bancorp was filed as Exhibit 99.4 to the Current Report on Form 8-K:

         (i) Unaudited Pro Form Combined Condensed Balance Sheet as of March 31, 2000;

         (ii) Unaudited Pro Forma Combined Condensed Income Statement for the Three Months Ended March 31, 2000;

         (iii) Unaudited Pro Forma Combined Condensed Income Statement for the Three Months Ended March 31, 1999;

         (iv) Unaudited Pro Forma Combined Condensed Income Statement for the Year Ended December 31, 1999;

         (v) Unaudited Pro Forma Combined Condensed Income Statement for the Year Ended December 31, 1998;

         (vi) Unaudited Pro Forma Combined Condensed Income Statement for the Year Ended December 31, 1997; and

         (viii) Notes to Pro Forma Combined Condensed Financial Information


COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO: FIRST BANCORP, ANNA G. HOLLERS, EXECUTIVE VICE PRESIDENT, P.O. BOX 508, TROY, NC 27371

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            FIRST BANCORP


          November 13, 2000                 BY: /s/ James H. Garner
                                                --------------------------------
                                                James H. Garner
                                                President
                                                  (Principal Executive Officer),
                                                   Treasurer and Director


          November 13, 2000                 BY: /s/ Anna G. Hollers
                                                --------------------------------
                                                Anna G. Hollers
                                                Executive Vice President
                                                   and Secretary


          November 13, 2000                 BY: /s/  Eric P. Credle
                                                --------------------------------
                                                Eric P. Credle
                                                Senior Vice President
                                                   and Chief Financial Officer