Form 10-K
period 2000-12-31
FIRST BANCORP /NC/
filed 2001-03-13
CIK 811589

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

                   For the fiscal year ended December 31, 2000

                         Commission File Number 0-15572

                                  FIRST BANCORP
             (Exact Name of Registrant as Specified in its Charter)


           North Carolina                             56-1421916
   --------------------------------      ---------------------------------------
       (State of Incorporation)          (I.R.S. Employer Identification Number)

  341 North Main Street, Troy, North Carolina           27371-0508
----------------------------------------------       ----------------
  (Address of Principal Executive Offices)              (Zip Code)


Registrant's telephone number, including area code      (910)   576-6171
                                                    -------------------------

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

     The aggregate market value of the voting stock, Common Stock, no par value, held by non-affiliates of the registrant, based on the average bid and asked prices of the Common Stock on February 16, 2001 as reported on the NASDAQ National Market System, was approximately $127,417,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock outstanding on February 16, 2001 was 8,767,971.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

================================================================================

<PAGE


                              CROSS REFERENCE INDEX



                                                                                                Begins on
                                                                                                Page (s)
PART I            Business:
     Item I       General Description                                                               4
                  Statistical Information
                    Net Interest Income                                                          15, 31
                    Average Balances and Net Interest Income Analysis                            15, 31
                    Volume and Rate Variance Analysis                                            15, 32
                    Provision for Loan Losses                                                    15, 37
                    Noninterest Income                                                           16, 32
                    Noninterest Expenses                                                         17, 32
                    Income Taxes                                                                 17, 33
                    Distribution of Assets and Liabilities                                       18, 33
                    Securities                                                                   18, 33
                    Loans                                                                        19, 35
                    Nonperforming Assets                                                         20, 36
                    Allowance for Loan Losses and Loan Loss Experience                           22, 36
                    Deposits                                                                     23, 37
                    Borrowings                                                                     24
                    Interest Rate Risk (Including Quantitative
                           and Qualitative Disclosures About Market Risk)                        24, 38
                    Off-Balance Sheet Risk                                                         25
                    Return on Assets and Equity                                                  26, 39
                    Liquidity                                                                      26
                    Capital Resources and Shareholders' Equity                                   27, 40
                    Inflation                                                                      28
                    Current accounting matters                                                     28
                    Forward-Looking Statements                                                     29
     Item 2       Properties                                                                       10
     Item 3       Legal Proceedings                                                                10
     Item 4       Submission of Matters to a Vote of Shareholders                                  10

PART II
     Item 5       Market for the Registrant's Common Stock and Related
                      Shareholder Matters                                                          10
     Item 6       Selected Consolidated Financial Data                                           11, 30
     Item 7       Management's Discussion and Analysis of Results of
                      Operations and Financial Condition                                           11
     Item 7A      Quantitative and Qualitative Disclosures About Market Risk                       24
     Item 8       Financial Statements and Supplementary Data:
                  Consolidated Balance Sheets as of December 31, 2000 and 1999                     42
                  Consolidated Statements of Income for each of the years in the
                      three-year period ended December 31, 2000                                    43
                  Consolidated Statements of Comprehensive Income for each of the
                      years in the three-year period ended December 31, 2000                       44
                  Consolidated Statements of Shareholders' Equity for each of the years
                      in the three-year period ended December 31, 2000                             45
                  Consolidated Statements of Cash Flows for each of the years
                      in the three-year period ended December 31, 2000                             46


                                                                                                Begins on
                                                                                                Page (s)
                  Notes to Consolidated Financial Statements                                       47
                  Independent Auditors' Report                                                     71
                  Selected Consolidated Financial Data                                             30
                  Quarterly Financial Summary                                                      41
     Item 9       Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosures                                                   72

PART III
     Item 10      Directors and Executive Officers of the Registrant; Compliance
                      with Section 16 (a) of the Exchange Act                                      72*
     Item 11      Executive Compensation                                                           72*
     Item 12      Security Ownership of Certain Beneficial Owners and Management                   72*
     Item 13      Certain Relationships and Related Transactions                                   72*

PART IV
     Item 14      Exhibits, Financial Statement Schedules and Reports of Form 8-K                  72

SIGNATURES                                                                                         76

* Information called for by Part III (Items 10 through 13) is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with Securities and Exchange Commission.

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

     The Bank was organized in 1934 and began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated. The Bank currently operates in a 15 county area centered in Troy, North Carolina. Troy, population 3,400, is located in the center of Montgomery County, approximately 60 miles east of Charlotte, 50 miles south of Greensboro, and 80 miles southwest of Raleigh. The Bank conducts business from 39 branches located within an 80-mile radius of Troy, covering a geographical area from Maxton to the southeast, to High Point to the north, Kannapolis to the west, and Lillington to the east. Ranked by assets, the Bank is the 9th largest bank in North Carolina as of December 31, 2000.

     On September 14, 2000, the Company completed the merger acquisition of First Savings Bancorp, Inc. ("First Savings"). This merger was material to the Company. The merger was accounted for as a pooling-of-interests and accordingly, all financial results for prior periods have been restated to include the combined results of the Company and First Savings. At the time of the merger, First Savings had approximately $310 million in assets, and in connection with merger the Company issued approximately 4.4 million shares of stock, nearly doubling its number of shares outstanding.

     The Bank provides a full range of banking services, including the accepting of demand and time deposits, the making of secured and unsecured loans to individuals and businesses, and the offering of credit cards and debit cards. In 2000, as in recent prior years, the Bank accounted for substantially all of the Company's consolidated net income.

     The Company's principal executive offices are located at 341 North Main Street, Troy, North Carolina 27371-0508, and its telephone number is (910) 576-6171. Unless the context otherwise requires, references to the "Company" in this annual report on Form 10-K shall mean collectively First Bancorp and its subsidiaries.

General Business

     The Bank engages in a full range of banking activities, providing such services as checking, savings, NOW and money market accounts and other time deposits of various types; loans for business, agriculture, real estate, personal uses, home improvement and automobiles; credit cards; debit cards; letters of credit; IRA's; safe deposit box rentals; bank money orders; and electronic funds transfer services, including wire transfers, automated teller machines, and bank-by-phone capabilities. Because the majority of the Bank's customers are individuals and small to medium-sized businesses located in the counties it serves, management does not believe that the loss of a single customer or group of customers would have a material adverse impact on the Bank. There are no seasonal factors that tend to have any material effect on the Bank's business, and the Bank does not rely on foreign sources of funds or income. Because the Bank operates entirely within the central Piedmont region of North Carolina, the economic conditions within that area could have a material impact on the Company - see additional discussion below in the section entitled "Territory Served and Competition."

     First Bank Insurance was an inactive subsidiary of the Bank from December 1995 until October 1999. Beginning in October 1999, First Bank Insurance began offering non-FDIC insured investment and insurance products, including mutual funds, annuities, long-term care insurance, life insurance, and company retirement plans, as well as financial planning services. First Bank Insurance collects commissions for the services it provides. Commissions earned in 2000 and 1999 were approximately $112,000 and $7,000, respectively, and are reflected in the line item entitled "Other service charges, commissions, and fees" in Table 4 and in the Consolidated Statements of Income. The line item entitled "Commissions from sales of credit insurance" in Table 4 and in the Consolidated Statements of Income is primarily comprised of commissions from the Bank's sale of credit life insurance associated with loans it originates.

     Montgomery Data's primary business is to provide electronic data processing services for the Bank, which accounted for approximately 93% of Montgomery Data's data processing revenue in 2000 compared to 97% in 1999 and 99% in 1998. Ownership and operation of Montgomery Data allows the Company to do all of its electronic data processing without paying fees for such services to an independent provider. Maintaining its own data processing system also allows the Company to adapt the system to its individual needs and to the services and products it offers. Although not a significant source of income, Montgomery Data has historically made its excess data processing capabilities available to area financial institutions for a fee. Montgomery Data had one nonaffiliated customer in 1996 and for the first eleven months of 1997, at which time the customer terminated its contract as a result of being acquired by another institution and paid an early termination fee. The Company did not have any nonaffiliated customers from December 1997 to December 1998. In December 1998, a contract was signed to provide data processing for a nearby start-up bank. Montgomery Data had two nonaffiliated customers in 1999 that generated $50,000 in gross revenue and four nonaffiliated customers in 2000 that generated $117,000 in gross revenue. Assuming Montgomery Data retains all four nonaffiliated customers for 2001, management estimates that gross revenue related to those customers will be approximately $150,000.

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

Territory Served and Competition

     The Company's headquarters are located in Troy, Montgomery County. The Company serves primarily the south central area of the Piedmont region of North Carolina, with offices in 15 counties. The following table presents each county the Company operates in, the number of bank branches within each of those counties, and the approximate amount of deposits in each county.

                            No. of         Deposits                                No. of          Deposits
    County                 Branches      (in millions)           County           Branches       (in millions)
--------------------   ----------------  --------------    ------------------  ---------------  ----------------
    Anson                     1               $13          Moore                     10              $318
    Cabarrus                  1                20          Randolph                   4                36
    Chatham                   2                26          Richmond                   1                15
    Davidson                  1                29          Robeson                    1                3
    Guilford                  1                34          Rowan                      1                11
    Harnett                   3                50          Scotland                   2                22
    Lee                       2                49          Stanly                     4                52
    Montgomery                5                92                             ---------------  ----------------
                                                               Total                 39              $770
                                                                              ===============  ================

     The Company's 39 branches and facilities are primarily located in small communities whose economies are based primarily on services, manufacturing and light industry. Although the Company's market is predominantly small communities and rural areas, the area is not dependent on agriculture. Textiles, furniture, mobile homes, electronics, plastic and metal fabrication, forest products, food products and cigarettes are among the leading manufacturing industries in the trade area. Leading producers of socks, hosiery and area rugs are located in Montgomery County. The Pinehurst area within Moore County is a widely known golf resort and retirement area. The High Point area is widely known for its furniture market. Additionally, several of the communities served by the Company are "bedroom" communities serving Charlotte and Greensboro in addition to smaller cities such as Albermarle, Asheboro, High Point, Pinehurst and Sanford.

     As shown in the table above, approximately 40% of the Company's deposit base is in Moore County, and accordingly material changes in competition, the economy or population of Moore County could materially impact the Company. Montgomery County is the only other county that comprises more than 10% of the Company's deposit base.

     The banking laws of North Carolina allow state-wide branching, and consequently commercial banking in the state is highly competitive. The Company competes in its various market areas with, among others, several large interstate bank holding companies that are headquartered in North Carolina. These large competitors have substantially greater resources than the Company, including broader geographic markets, higher lending limits and the ability to make greater use of large-scale advertising and promotions. A significant number of interstate banking acquisitions have taken place in the past decade, thus further increasing the size and financial resources of some of the Company's competitors, four of which are among the largest bank holding companies in the nation. Moore County, which as noted above comprises a disproportionate share of the Company's deposits, is a particularly competitive market with at least ten other financial institutions having a physical presence. See "Supervision and Regulation" below for a further discussion of regulations in the Company's industry that affect competition.

     The Company competes not only against banking organizations, but also against a wide range of financial service providers, including federally and state chartered savings and loan institutions, credit unions, investment and brokerage firms and small-loan or consumer finance companies. Competition among financial institutions of all types is virtually unlimited with respect to legal ability and authority to provide most financial services. The Company also experiences competition from Internet banks, particularly as it relates to time deposits.

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

Lending Policy and Procedures

     Conservative lending policies and procedures and appropriate underwriting standards are high priorities of the Bank. Loans are approved under the Bank's written loan policy, which provides that lending officers, principally branch managers, have authority to approve loans of various amounts up to $75,000. Each of the Bank's regional senior lending officers has discretion to approve secured loans in principal amounts up to $350,000 and together can approve loans up to $1,000,000. Lending limits may vary depending upon whether the loan is secured or unsecured.

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

Merger Activity

     As part of its operations, the Company regularly evaluates the potential acquisition of, or merger with, and holds discussions with, various financial institutions. See Item 7 - Management's Discussion and Analysis below for a discussion of recently completed and pending mergers and acquisitions.

Employees

     As of December 31, 2000, the Company had 306 full-time and 54 part-time employees. The Company is not a party to any collective bargaining agreements and considers its employee relations to be good.

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

     A bank holding company is required to file quarterly reports and other information regarding its business operations and those of its subsidiaries with the Federal Reserve Board. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to making certain acquisitions of other institutions or voting securities. The Commissioner is empowered to regulate certain acquisitions of North Carolina banks and bank holding companies, issue cease and desist orders for violations of North Carolina banking laws, and promulgate rules necessary to effectuate the purposes of the Bank Holding Company Act of 1984.

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

     On November 12, 1999, President Clinton signed into law legislation that allows bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. This Act made significant changes in U.S. banking law, principally by repealing certain restrictive provisions of the 1933 Glass-Steagall Act. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under Section 4(c)(8) of the Holding Company Act. The Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

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

     The Act also contains a number of other provisions that will affect the Company's operations and the operations of all financial institutions. One of the significant new provisions relates to the financial privacy of consumers and authorized federal banking regulators to adopt rules that would limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. The rules that have subsequently been adopted by the bank regulators require more disclosure to consumers regarding the privacy of the information they provide, and in some circumstances, will require consent by the consumer before information is allowed to be provided to a third party. These rules take effect on July 1, 2001. The Company does not anticipate having any difficulties in complying with the rules.

     At the present time, the Company does not anticipate applying for status as a financial holding company under the Act. At this time, no predictions can be made regarding the impact the Act may have upon the Company's financial condition or results of operations.

     The United States Congress and the North Carolina General Assembly have periodically considered and adopted legislation that has resulted in, and could result in further, deregulation of both banks and other financial institutions. Such legislation could modify or eliminate geographic restrictions on banks and bank holding companies and current restrictions on the ability of banks to engage in certain nonbanking activities. For example, the Riegle-Neal Interstate Banking Act, which was enacted several years ago, allows expansion of interstate acquisitions by bank holding companies and banks. This and other legislative and regulatory changes have increased the ability of financial institutions to expand the scope of their operations, both in terms of services offered and geographic coverage. Such legislative changes has placed the Company in more direct competition with other financial institutions, including mutual funds, securities brokerage firms, insurance companies, and investment banking firms. The Company cannot predict what other legislation might be enacted or what other regulations might be adopted or, if enacted or adopted, the effect thereof on the Company's business.

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

     See  "Capital   Resources  and   Shareholders'   Equity"  under  Item  7  -
Management's Discussion and Analysis below for a discussion of regulatory capital requirements.

Item 2.   Properties

     The main offices of the Company, the Bank and First Bancorp Financial are located in a three-story building in the central business district of Troy, North Carolina. The building houses administrative, training and bank teller facilities. The Bank's Operations Division, including customer accounting functions, offices and operations of Montgomery Data, and offices for loan operations, are housed in a one-story steel frame building approximately one-half mile west of the main office. The Company operates 39 branches and facilities. The Company owns all its premises except twelve branch offices for which the land and buildings are leased and one branch office for which the land is leased but the building is owned. There are no other options to purchase or lease additional properties. The Company considers its facilities adequate to meet current needs.

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

     No matters were submitted to a vote of shareholders during the fourth quarter of 2000.

PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

     The Company's common stock trades on the NASDAQ National Market System of the NASDAQ Stock Market under the symbol FBNC. Tables 1 and 21, included in "Management's Discussion and Analysis" below, set forth the high and low market prices of the Company's common stock as traded by the brokerage firms that maintain a market in the Company's common stock and the dividends declared for the periods indicated. All amounts, except for the Company's stock price, have been restated to include the combined results of First Bancorp and First
Savings. See "Business - Supervision and Regulation" and note 14 to the consolidated financial statements for a discussion of regulatory restrictions on the payment of dividends. As of January 31, 2001, there were approximately 2,000 shareholders of record and an estimated 2,200 shareholders whose stock is held in "street name."

Item 6. Selected Financial Data

     Table 1 on page 30 sets forth selected consolidated financial data for the Company.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Management's discussion and analysis is intended to assist readers in understanding the Company's results of operations and changes in financial position for the past three years. This review should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 42 of this report and the supplemental financial data contained in Tables 1 through 21 included with this discussion and analysis. The merger with First Savings was accounted for as a pooling-of-interests and accordingly, all financial results for prior periods have been restated to include the combined results of First Bancorp and First Savings.

Completed Mergers, Acquisitions, and Divestitures

     On September 14, 2000, the Company completed its merger with First Savings Bancorp, Inc., the holding company for First Savings Bank of Moore County, SSB (collectively referred to as "First Savings"). In accordance with the terms of the merger agreement, each share of First Savings stock was exchanged for 1.2468 shares of the Company's stock. These terms resulted in the Company issuing approximately 4,407,000 shares of stock to complete the transaction. At June 30, 2000, First Savings had total assets of $331 million, with loans of $232 million and deposits of $224 million.

     To gain Federal Reserve approval for the merger with First Savings, the Company was required to divest the First Savings bank branch located in Carthage, NC. This branch was sold to another North Carolina community bank in a transaction that was completed in November 2000. At the time of the divestiture, the Carthage branch had approximately $15.1 million in total deposits and $2.3 million in total loans. The sale of the branch resulted in a net gain of $808,000.

     On November 14, 1997, the Bank acquired a First Union National Bank branch located in Lillington, North Carolina. Real and personal property acquired totaled approximately $237,000 and deposits assumed totaled approximately
$14,345,000. No loans were included in the purchase. The Bank recorded an intangible asset of approximately $1,588,000 in connection with the transaction.

     On December 15, 1995, the Bank completed a cash acquisition of the Laurinburg and Rockingham branches of First Scotland Bank. A $786,000 intangible asset was recorded in addition to the approximately $15 million in assets and deposits that were acquired.

     On August 25, 1994, the Bank completed a cash acquisition of Central State Bank in High Point, North Carolina. The purchase of this institution, with approximately $35 million in assets, resulted in the Company recording intangible assets totaling approximately $5.8 million.

Pending Mergers and Acquisitions

     The Company announced on September 13, 2000 that it had reached an agreement with First Union National Bank to acquire four branches with aggregate deposits of approximately $105 million and aggregate loans of approximately $19 million. The four branches to be acquired are Lumberton, Pembroke, St. Pauls (all located in Robeson County, NC), and Laurinburg (Scotland County, NC). The closing of the transaction and the data conversion are expected to occur in the first quarter of 2001. Total intangible assets of $15.7 million are expected to be recorded in connection with the purchase.

     The Company announced on October 20, 2000 that it had reached a definitive agreement to acquire Century Bancorp, Inc. ("Century"). Century is the holding company for Home Savings, Inc., SSB, a one branch savings institution located in Thomasville, NC. As of December 31, 2000, Century had total assets of $105 million, total loans of $91 million, and total deposits of $73 million. The terms of the agreement call for shareholders of Century to have the option to receive either $20.00 in cash or a fixed exchange ratio of 1.3333 shares of the Company's common stock for each share of Century common stock that they own. This election is subject to the requirement that, subject to certain possible adjustments that may be necessary to achieve the intended tax treatment, 60% of Century's shares outstanding will be exchanged for cash and 40% of Century's shares outstanding will be exchanged for shares of the Company's stock. To the extent that Century shareholders elect to receive more aggregate stock or cash consideration than permitted by the agreement, pro rata allocations will be made. This transaction is expect to close during the second quarter of 2001 and will be accounted for as a purchase transaction.

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

RESTATEMENT OF PRIOR PERIOD RESULTS AND DISCUSSION OF NONRECURRING ITEMS OF INCOME AND EXPENSE

     The results of operations for the year 2000 were significantly impacted by the Company's merger-acquisition of First Savings. As noted above, in accordance with pooling-of-interests accounting requirements, all financial results of the Company have been restated to include the operations of First Savings. In addition, there were several material nonrecurring items of income and expense related to the merger, as follows:

     o $3,188,000 in expenses ($2,593,000 after-tax) that were incurred in completing the September 14, 2000 merger with First Savings. These expenses consisted primarily of investment banker fees, attorney fees, employment contract payments, accountant fees, and early termination fees associated with vendor contracts. These expenses were all recorded in the third quarter of 2000.

     o $2,006,000 in losses ($1,218,000 after-tax) from sales of securities. The merger with First Savings increased the company's liability sensitive position. To reduce the company's interest rate risk exposure, approximately $54.5 million in securities were sold at a total loss of $2,006,000. The proceeds from the sale were first used to repay short-term debt, with the remaining proceeds invested in investments with a shorter average life and a higher yield than the securities sold.

     o $420,000 was recorded ($254,000 after-tax) as a one time adjustment to the allowance for loan losses during the third quarter of 2000. This provision for loan losses was recorded in order to align the credit risk methodologies of the Company and First Savings.

     o $808,000 was realized as a gain ($491,000 after-tax) from the sale of the Company's Carthage branch during the fourth quarter of 2000. The sale of this branch was a regulatory requirement for approval of the merger with First Savings.

     While less significant in amount, the years 1999 and 1998 also contained items of a nonrecurring nature. Nonrecurring items are items that are not a part of the Company's day-to-day operations and include items such as merger-related expenses, gains and losses from securities sales, loan sales, fixed assets, other real estate, and other items of a similar nature. The following table presents a summary of items for each of the past three years that are nonrecurring in nature. The "Impact on Net Income" and "Impact on Diluted Earnings Per Share" columns reflect the after-tax amount of the nonrecurring item at the blended federal and state tax rate.


                                                     Gross Amount          Impact on         Impact on Diluted
                                                   Income/(Expense)        Net Income        Earnings Per Share
                                                   -----------------  --------------------  --------------------
                     2000
      ------------------------------------
      Merger-related addition to provision
        for loan losses                                 $      (420)                 (254)                (0.03)
                                                   -----------------  --------------------  --------------------
        Items affecting noninterest income
      ------------------------------------
         Securities losses - merger-related                  (2,006)               (1,218)                (0.14)
         Other securities gains, net                             87                    53                  0.01
         Branch sale gain                                       808                   491                  0.05
         Other                                                   (6)                   (4)                    -
                                                   -----------------  --------------------  --------------------
             Impact on 2000 noninterest income               (1,117)                 (678)                (0.08)
                                                   -----------------  --------------------  --------------------

        Items affecting noninterest expense
         Merger-related expenses                             (3,188)               (2,593)                (0.28)
                                                   -----------------  --------------------  --------------------
             Impact on 2000 noninterest expense              (3,188)               (2,593)                (0.28)
                                                   -----------------  --------------------  --------------------
                        Total impact on 2000            $    (4,725)               (3,525)                (0.39)
                                                   =================  ====================  ====================

                     1999
      ------------------------------------
        Items affecting noninterest income
      ------------------------------------
        Individually insignificant amounts
          of securities gains, loan
          sale gains, and other, net                    $      39                      24                  0.01
                                                   =================  ====================  ====================

                    1998
      ------------------------------------
        Items affecting noninterest income
      ------------------------------------
         Loan sale gains                                $        227                   138                  0.01
         Securities gains and other, net                          24                    15                     -
                                                   -----------------  --------------------  --------------------
                Total impact on 1998                    $        251                   153                  0.01
                                                   =================  ====================  ====================

Overview - 2000 Compared to 1999

     Net income for the year ended December 31, 2000 amounted to $9,342,000, a 21.2% decrease from the $11,854,000 recorded for 1999. The 2000 net income amounted to basic earnings per share of $1.05, a 20.5% decrease from the $1.32 basic earnings per share reported for 1999. Diluted earnings per share for 2000 amounted to $1.03, an 18.9% decrease from the $1.27 reported for 1999. As discussed above, net income for 2000 was significantly impacted by the merger with First Savings.

     Excluding the nonrecurring items discussed above, recurring net income for the year ended December 31, 2000 amounted to $12,867,000, an 8.8% increase from the $11,830,000 in recurring net income for 1999. The 2000 recurring net income amounted to basic earnings per share of $1.45, a 9.8% increase from the $1.32 basic earnings per share in 1999. Diluted earnings per share on a recurring basis for 2000 amounted to $1.42, a 12.7% increase from the recurring diluted earnings per share amount of $1.26 reported for 1999.

     The increase in recurring earnings is primarily a result of the growth the Company has experienced in its loan and deposit bases. In 2000, loans grew by 16.0% and deposits grew by 8.2%. Additionally since January 1, 1999, the Company's loans have grown by a total of 31.5% and deposits have increased by 17.4%. The effect of recognizing the net interest income on a full twelve months of the 1999 loan and deposit growth, as well as the incremental impact of the 2000 growth, resulted in an increase in net interest income of 10.2% in 2000 compared to 1999. Partially offsetting the effects of the loan and deposit growth on net interest income was a slight decrease in the Company's net interest margin from 4.56% in 1999 to 4.53% in 2000.

     The Company's provision for loan losses amounted to $1,605,000 in 2000 compared to $910,000 in 1999. As noted above, a provision for loan losses of $420,000 was recorded at the time of the merger with First Savings to align the credit risk methodologies of the two companies. Excluding this one time provision, the provision for loan losses amounted to $1,185,000 in 2000, a 30.2% increase over the $910,000 recorded for 1999. This increase in the provision for loan losses is consistent with higher loan growth experienced in 2000 compared to 1999. In 2000, loans outstanding increased by $102.9 million compared to net loan growth of $76.0 million in 1999. Asset quality indicators remained strong in 2000.

     Reported noninterest income for 2000 was $4,729,000 compared to $5,647,000 reported for 1999. Noninterest income for 2000 was significantly impacted by the merger with First Savings as a result of losses from securities sales that were executed to reposition the Company's bond portfolio, as well as a gain realized from the sale of a branch that was required to be divested to gain regulatory approval. "Core" noninterest income, which excludes the merger related items discussed above, as well as gains and losses from sales of securities, loans, and other assets, increased $238,000, or 4.2%, during 2000, from $5,608,000 in 1999 to $5,846,000 in 2000. The increase in core noninterest income was associated with the general growth of the Company.

     Reported noninterest expense for 2000 amounted to $26,741,000 compared to $21,752,000 for 1999. The year 2000 included $3,188,000 in merger expenses incurred in connection with the merger with First Savings. Excluding the merger-related expenses, noninterest expense amounted to $23,553,000, an 8.3% increase from 1999. The increase in noninterest expense was also associated with the general growth of the Company.

     The Company's income taxes decreased 8.0% from $6,234,000 in 1999 to $5,736,000 in 2000. The decrease in income tax expense was a result of lower income before income taxes, which was partially offset by a higher effective tax rate that was caused by the nondeductibility of certain merger-related expenses.

Overview - 1999 Compared to 1998

     Net income for 1999 amounted to $11,854,000, an 8.0% increase over the $10,973,000 recorded in 1998. The 1999 net income amounted to basic earnings per share of $1.32, a 10.0% increase from the $1.20 basic earnings per share in 1999. Diluted earnings per share for 1999 amounted to $1.27, a 12.4% increase from the $1.13 reported for 1998. Nonrecurring items of income and expense did not have a significant effect on net income for either year.

     Comparing 1999 to 1998, increases of 8%-10% were experienced in net interest income, noninterest income, and noninterest expenses as a result of growth in the Company's business. Loans increased 13.4% and deposits increased 8.5% during 1999. Partially offsetting the positive effects that growth in loans in deposits has on net interest income and net income was a decrease in the Company's net interest margin from 4.73% in 1998 to 4.56% in 1999.

     Due to lower loan growth experienced during the year, the Company's provision for loan losses in 1999 was 8.1% lower compared to 1998, amounting to $910,000 compared to the 1998 amount of $990,000.

     The Company's effective tax rate during 1999 was 34.5% compared to an effective rate of 35.8% in 1998. The reduction in the effective tax rate was largely due to the favorable tax treatment of the Company's real estate investment trust (First Troy).

Net Interest Income

     Net interest income on a taxable-equivalent basis amounted to $39,289,000 in 2000, $35,715,000 in 1999, and $33,237,000 in 1998.

     Table 2 analyzes net interest income on a taxable-equivalent basis. The Company's net interest income on a taxable-equivalent basis increased by 10.0% in 2000 and 7.5% in 1999. As illustrated in Table 3, these increases in net interest income were primarily a result of increases in the amount of average loans and deposits outstanding when comparing 2000 to 1999 and 1999 to 1998. In 2000, the average amount of loans outstanding grew by 17.3%, while the average amount of deposits increased by 9.4%. In 1999, the average amount of loans outstanding increased 12.4% and the average amount of deposits outstanding increased 11.7%.

     The effects of the increases in average loans and deposits on taxable-equivalent net interest income in both 2000 and 1999 were partially offset by a slight narrowing of the Company's interest rate spread. The Company's net interest margin (net yield on average interest-earning assets) decreased 3 basis points to 4.53% in 2000 compared to 4.56% in 1999. 1999's net interest margin of 4.56% was 17 basis points lower than the 4.73% margin realized in 1998. The Company's interest rate spread (the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities) also declined, with a decrease of 9 basis points in 2000 to 3.75% from 3.84% in 1999. 1999's interest rate spread of 3.84% was 5 basis points lower than the 3.89% realized in 1998.

     The decrease in the net interest margin and spread is primarily related to the Company's increasing reliance on higher cost sources of funding. In 1998, average time deposits greater than $100,000 and borrowings (the two highest cost source of funds for the Company) comprised 15.3% of the Company's average total funding sources. In 1999, the average percentage of these higher cost funds to total funds increased to 18.0%, and in 2000 the percentage was 22.2%. The increased reliance on higher cost funding sources has been due to the need to fund the strong loan demand experienced by the Company.

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

     The Company made provisions for loan losses of $1,605,000 in 2000 compared to $910,000 in 1999 and $990,000 in 1998. As noted earlier, in connection with the merger with First Savings, a provision for $420,000 was recorded in order to align the risk methodologies of the two merging companies. Excluding the merger-related provision, the Company recorded loan loss provisions of $1,185,000 in 2000, a 30.2% increase over the 1999 provision of $910,000. With asset quality remaining relatively stable and strong during 1998, 1999, and 2000, the variance in the provision for loan losses for each year has been due primarily to variances in the amount of loan growth experienced. Net new loan growth for 2000 amounted to $102.9 million compared to $76.0 million in 1999, thus resulting in the higher provision in 2000 compared to 1999. The $76.0 million in net loan growth during 1999 was less than the $85.7 million net loan growth experienced in 1998, thus resulting in the lower provision in 1999 compared to 1998.

     See the section entitled "Allowance for Loan Losses and Loan Loss Experience" below for a more detailed discussion of the allowance for loan losses. The allowance is monitored and analyzed regularly in conjunction with the Company's loan analysis and grading program, and adjustments are made to maintain an adequate allowance for loan losses.

Noninterest Income

     Noninterest income recorded by the Company amounted to $4,729,000 in 2000, $5,647,000 in 1999, and $5,218,000 in 1998.

     The decrease in noninterest income for 2000 was due to losses incurred from sales of securities that were made in relation to the merger acquisition of First Savings - see additional discussion below. As shown in Table 4, core noninterest income, which excludes gains and losses from sales of securities, loans, and other assets, as well as nonrecurrring items, amounted to $5,846,000 in 2000, an increase of 4.2% over the $5,608,000 recorded in 1999. The 1999 core noninterest income of $5,608,000 was 12.9% higher than the $4,967,000 recorded in 1998.

     See Table 4 and the following discussion for an understanding of the components of noninterest income.

     Service charges on deposit accounts increased 4.2% in 2000 to $3,118,000 from $2,993,000 in 1999. The 1999 amount of $2,993,000 was 9.7% higher than the 1998 amount of $2,728,000. The majority of charges in this category relate to fees earned on transaction accounts. Therefore changes in this account generally track the changes in the amount of transaction accounts held by the Company. Average transaction deposit accounts increased 2.7% in 2000 and 12.4% in 1999.

     Other service charges, commissions and fees amounted to $1,852,000 in 2000, a 14.6% increase from the $1,616,000 earned in 1999. The 1999 amount of $1,616,000 was 24.5% higher than the $1,298,000 recorded in 1998. This category of noninterest income includes items such as safety deposit box rentals, check cashing fees, credit card and merchant income, and ATM surcharges, and is thus more dependent on the overall level of total customers of the Company. This category of income grew primarily because of increases in these activity-related fee services as a result of overall growth in the Company's total customer base.

     Fees from presold mortgages amounted to $453,000 in 2000, a 33.9% decrease from the 1999 amount of $685,000. The 1999 amount was substantially the same as the $696,000 earned in 1998. The decrease in these fees in 2000 compared to 1999 and 1998 was due to the significantly higher interest rate environment in effect during 2000. Higher interest rates generally reduce mortgage origination activity, particularly refinancings. The average prime rate in 2000 was 9.26% compared to 8.00% in 1999 and 8.35% in 1998.

     Commissions from sales of credit insurance amounted to $306,000 in 2000 compared to $264,000 in 1999 and $240,000 in 1998. The changes in this line item over that three year period have been primarily due to fluctuations in the "experience bonus" paid to the Company from the company that provides the credit life insurance that the Company earns commissions from selling. The amount of any experience bonus payment is computed once per year and is dependent on the actual loss experience on credit insurance policies that the Company sold. In the first quarter of 2000, the Company received an experience bonus of $89,000, compared to $24,000 received in the first quarter of 1999, while no bonus was received in 1998.

     Data processing fees amounted to $117,000 in 2000, $50,000 in 1999, and $5,000 in 1998. As noted earlier, Montgomery Data makes its excess data processing capabilities available to area financial institutions for a fee. Montgomery Data did not have any nonaffiliated customers from December 1997 to December 1998. In December 1998, a contract was signed to provide data processing for a nearby de novo bank. Since that time, Montgomery Data has added three additional nonaffiliated clients. Assuming Montgomery Data retains all four nonaffiliated customers for 2001, the Company estimates that gross revenue related to those customers will be approximately $150,000.

     Noninterest income not defined as "core" amounted to net losses of $1,117,000 in 2000 compared to gains of $39,000 in 1999, and gains of $251,000 during 1998. The net losses of $1,117,0000 recorded in 2000 primarily related to two merger-related events - a $2,006,000 loss resulting from a restructuring of the combined company's investment portfolio and an $808,000 gain realized from the fourth quarter sale of a branch that was required to be divested in order to gain regulatory approval. At the time of the merger, the Company analyzed the combined investment portfolio in relation to its overall asset-liability management. The merger with First Savings increased the Company's liability sensitive position. To reduce the Company's interest rate risk exposure, approximately $54.5 million in available for sale securities were sold at a total loss of $2,006,000 during the third quarter of 2000. The proceeds from the sale were first used to repay short-term debt, with the remaining proceeds invested in investments with a shorter average life and a higher yield than the securities sold. Partially offsetting the $2,006,000 in losses related to this transaction were net gains of $87,000, primarily related to gains realized from the second quarter sale of equity securities that were received as a result of an investment in a North Carolina partnership that promoted new business in the state.

     Net noncore noninterest income of $39,000 realized in 1999 primarily was comprised of immaterial gains and losses from sales of securities and loans. Noncore noninterest income in 1998 amounting to $251,000 primarily related to loan sale gains of $227,000 transacted by the Company in order to manage the significant loan growth experienced in 1998, as well as to maintain a proper balance between the amount of loans and deposits that the Company maintained.

Noninterest Expenses

     Noninterest expenses for 2000 were $26,741,000 compared to $21,752,000 in 1999 and $19,665,000 in 1998. Table 5 presents the components of the Company's noninterest expense during the past three years.

     The noninterest expense recorded in 2000 includes $3,188,000 in merger expenses. These expenses consisted primarily of investment banker fees, attorney fees, employment contract payments, accountant fees, and early termination fees associated with vendor contracts. These expenses were all recorded in the third quarter of 2000.

     Excluding merger expenses, noninterest expenses recorded by the Company in 2000 amounted to $23,553,000, an 8.3% increase from the $21,752,000 recorded in 1999. The 1999 amount represented a 10.6% increase over the $19,665,000 recorded in 1998. The increases in noninterest expenses in the past two years occurred in almost all categories and were due primarily to the Company's growth. The
Company incurred higher expenses in order to properly process, manage, and service the 32% increase in loans and 17% increase in deposits that have occurred over the past two years.

Income Taxes

     The provision for income taxes was $5,736,000 in 2000, $6,234,000 in 1999, and $6,132,000 in 1998. The 8.0% decrease in tax expense in 2000 compared to 1999 is a result of a 16.6% decrease in pretax income, which was partially offset by an increase in the Company's effective tax rate from 34.5% in 1999 to 38.0% in 2000. The increase in the effective tax rate for 2000 is due to the nondeductibility for tax purposes of certain merger expenses.

     The 1.7% increase in tax expense in 1999 compared to 1998 is a result of a 5.7% increase in pretax income, which was partially offset by a reduction in the Company's effective tax rate from 35.8% in 1998 to 34.5% in 1999. The reduction in the effective tax rate for 1999 is largely due to the favorable tax treatment of the Company's real estate investment trust (First Troy).

     Table 6 presents the components of tax expense and the related effective tax rates.

ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Overview

     Over the past two years the Company has experienced strong loan growth, with loans increasing by $102.9 million, or 16.0%, in 2000 and $76.0 million, or 13.4%, in 1999. Deposit growth, while strong by industry standards, has not occurred at comparable rates. Deposits outstanding grew $58.2 million, or 8.2%, in 2000 and $56.0 million, or 8.5%, in 1999. The Company believes higher loan demand compared to deposit growth has been caused by several factors including
economic  expansion  coupled  with  lower  consumer  savings  rates,   increased
competition for deposits, new types of competitors for deposits including brokerage houses and the internet, and the stock market being increasingly viewed as a savings vehicle.

     The higher loan growth when compared to deposit growth has resulted in a reduction of the Company's liquidity. The Company has increased its use of borrowings over the past two years, reduced its investment portfolio, and, in an effort to fund loan growth as much as possible with deposits, has aggressively priced large time deposits. The increased use of borrowings and large time deposits has impacted the Company's net interest margin, as discussed above.

     Asset quality has been strong over the past three years. The Company's market area, the central Piedmont region of North Carolina, has had a healthy economy in recent years, with low unemployment rate and low business failure rate. The Company does not participate in large syndicated credits that have resulted in large credit losses at several other North Carolina-based banks.

     The Company's and Bank's capital ratios are strong and far exceed the minimum regulatory thresholds for classification as a "well capitalized" institution.

Distribution of Assets and Liabilities

     Table 7 sets forth the percentage relationships of significant components of the Company's balance sheets at December 31, 2000, 1999, and 1998. The most significant variance in this table is the relative increase in loans compared to total assets. The higher reliance on time deposits greater than $100,000 and borrowings over the past two years can also be seen in this table (the level of borrowings at December 31, 1999 was affected by excess borrowings obtained for Y2K liquidity concerns).

Securities

     Information regarding the Company's securities portfolio as of December 31, 2000, 1999, and 1998 is presented in Tables 8 and 9.

     The composition of the investment securities portfolio reflects the Company's investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

     Total securities available for sale and held to maturity amounted to $117.5 million, $165.6 million, and $140.6 million at December 31, 2000, 1999, and 1998, respectively. The decrease in securities in 2000 was primarily due to the sale of $54.5 million in securities at a loss of $2.0 million (discussed earlier), most of which was not reinvested into securities, but rather used to pay down debt and invested in overnight investments. In addition, a portion of the securities portfolio that matured during the year was used to fund loan growth. The increase in securities held at December 31, 1999 compared to December 31, 1998 was primarily due to a higher level of borrowings ($62.5 million in 1999 compared to $6.0 million in 1998), the proceeds of which were partially invested in securities.

     Over the past three years, the composition of the securities portfolio has not varied significantly, with the majority of the securities comprised of U.S. Government agencies and mortgage-backed securities issued by government agencies. These two categories of investments generally provide the company with the preferred balance of yield and credit quality. Included in mortgage-backed securities at December 31, 2000 were collateralized mortgage obligations (CMO's) with an amortized cost of $13,543,000 and a fair value of $13,521,000. Included in mortgage-backed securities at December 31, 1999 were CMO's with an amortized cost of $10,955,000 and a fair value of $10,824,000. The CMO's that the Company has invested in are substantially all "early tranche" pieces of the CMO.

     At December 31, 2000, net unrealized gains of $383,000 were included in the carrying value of securities classified as available for sale compared to a net unrealized loss of $3,628,000 at December 31, 1999 and a net unrealized gain of $639,000 at December 31, 1998. Approximately half of the favorable $4,011,000 change experienced in 2000 in the unrealized gain/loss position of the available for sale portfolio was due to the Company realizing $2.0 million in losses in connection with the merger-related security sale, while the other half was due to an increase in the value of the bond holdings as a result of the lower interest rate environment in effect at the end of 2000. The $4,267,000 unfavorable change in the unrealized gain/loss position of the available for sale portfolio experienced in 1999 was caused by the generally rising rate environment experienced in 1999. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations. Net unrealized gains (losses), net of applicable deferred income taxes, of $256,000, ($2,297,000), and $419,000, have been reported as a separate component of shareholders' equity as of December 31, 2000, 1999, and 1998, respectively.

     The fair value of securities held to maturity, which the Company carries at amortized cost, was less than the carrying value at December 31, 2000 and 1999 by $263,000 and $1,212,000, respectively. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.

     Table 9 provides detail as to scheduled contractual maturities and book yields on securities available for sale and securities held to maturity at December 31, 2000. Mortgage-backed securities, by nature, have lives that are shorter than their contractual life due to prepayment volatility and monthly returns of principal.

     The weighted average taxable-equivalent yield for the securities available for sale portfolio was 6.62% at December 31, 2000. The expected weighted average life of the available for sale portfolio using the call date for above-market callable bonds, the maturity date for all other non-mortgage-backed securities, and the expected life for mortgage-backed securities, was 2.8 years.

     The weighted average taxable-equivalent yield for the securities held to maturity portfolio was 7.07% at December 31, 2000. The expected weighted average life of the available for sale portfolio using the call date for above-market callable bonds, the maturity date for all other non-mortgage-backed securities, and the expected life for mortgage-backed securities, was 5.3 years.

     As of December 31, 2000 and 1999, the Company held no investment securities of any one issuer, other than U.S. Treasury and U.S. Government agencies or corporations, in which aggregate book values and market values exceeded 10% of shareholders' equity. Other than the collateralized mortgage obligations previously discussed, the Company owned no securities considered by regulatory authorities to be derivative instruments.

Loans

     Table 10 provides a summary of the loan portfolio composition at each of the past five year ends.

     The loan portfolio is the largest category of the Company's earning assets and is comprised of commercial loans, real estate mortgage loans, real estate construction loans, and consumer loans. The Company restricts virtually all of its lending to its 15 county market area, which is located in the central Piedmont region of North Carolina. The diversity of the region's economic base has historically provided a stable lending environment.

     Loans increased by $102.9 million, or 16.0%, in 2000 to $746.1 million from the $643.2 million held at December 31, 1999. The 1999 year end amount was $76.0 million, or 13.4%, higher than the $567.2 million balance at December 31, 1998. The majority of the 2000 and 1999 loan growth occurred in loans secured by real estate, with approximately $80.3 million, or 78.0% in 2000 and $68.2 million, or 89.8%, in 1999 of the net loan growth occurring in real estate mortgage or real estate construction loans.

     Over the years, the Company's loan mix has remained fairly consistent, with real estate loans (mortgage and construction) comprising approximately 85% of the loan portfolio, commercial, financial, and agricultural loans comprising
10%,  and  consumer  installment  loans  comprising   approximately  5%  of  the
portfolio.

     At December 31, 2000, $629.2 million or 84.26% of the Company's loan portfolio was secured by liens on real property. Included in this total are $380.4 million, or 60.5% of total real estate loans, in loans secured by liens on 1-4 family residential properties and $248.8 million, or 39.5% of total real estate loans, in loans secured by liens on other types of real estate. The Company's $629.2 million in real estate mortgage loans can be further classified as follows:

     o $249.7 million, or 39.7%, are traditional residential mortgage loans in which the borrower's personal income is the primary repayment source.
     o $177.4 million, or 28.2%, are primarily dependent on cash flow from a commercial business for repayment.
     o $81.9 million, or 13.0%, are for personal consumer installment loans in which the borrower has provided real estate as collateral.
     o    $57.6 million, or 9.2%, are for real estate construction loans.
     o    $48.8 million, or 7.8%, are home equity loans.
     o $13.8 million, or 2.2%, are primarily dependent on cash flow from agricultural crop sales.

     Table 11 provides a summary of scheduled loan maturities over certain time periods, with fixed rate loans and adjustable rate loans shown separately. Approximately 21% of the Company's loans outstanding at December 31, 2000 mature within one year and 61% of total loans mature within five years. The percentages of variable rate loans and fixed rate loans as compared to total performing loans were 43.8% and 56.2%, respectively, as of December 31, 2000. The Company intentionally makes a blend of fixed and variable rate loans so as to reduce interest rate risk.

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

     Nonaccrual loans are loans on which interest income is no longer being recognized or accrued because management has determined that the collection of interest is doubtful. The placing of loans on nonaccrual status negatively impacts earnings because (i) interest accrued but unpaid as of the date a loan is placed on nonaccrual status is either deducted from interest income or is charged-off, (ii) future accruals of interest income are not recognized until it becomes probable that both principal and interest will be paid and (iii) principal charged-off, if appropriate, may necessitate additional provisions for loan losses that are charged against earnings. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms.

     Nonperforming loans (which includes nonaccrual loans and restructured loans) as of December 31, 2000, 1999 and 1998 totaled $863,000, $1,681,000, and
$1,946,000, respectively. Nonperforming loans as a percentage of total loans amounted to 0.12%, 0.26%, and 0.34%, at December 31, 2000, 1999, and 1998,
respectively. The decrease in nonperforming loans over the past two years has been primarily due to a decrease in nonaccrual loans, as restructured loans have not changed significantly. The decrease in nonaccrual loans from December 31, 1999 to December 31, 2000 was primarily a result of 1) a $394,000 loan that was paid off during the second quarter of 2000, and 2) the removal of substantially all of the nonaccrual loans on the books at December 31, 1999 by reason of payoff, charge-off, foreclosure, or return to accrual status, with a lower amount of loans being placed on nonaccrual status during 2000.

     As of December 31, 2000, the largest nonaccrual balance to any one borrower was $109,000, with the average balance for the 27 nonaccrual loans being approximately $23,000.

    If the nonaccrual loans and restructured loans as of December 31, 2000, 1999 and 1998 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $62,000, $123,000 and $143,000 for nonaccrual loans and $27,000, $27,000 and $25,000 for restructured loans would have been recorded for 2000, 1999 and 1998, respectively. Interest income on such loans that was actually collected and included in net income in 2000, 1999, and 1998 amounted to approximately $38,000, $71,000 and $94,000 for nonaccrual loans (prior to their being placed on nonaccrual status) and $21,000, $24,000 and $24,000 for restructured loans, respectively.

     Management routinely monitors the status of certain large loans that, in management's opinion, have credit weaknesses that could cause them to become nonperforming loans. In addition to the nonperforming loan amounts included above, management believes that an estimated $5.5-$6.0 million of large loans that were performing in accordance with their contractual terms at December 31, 2000 had the potential to develop problems depending upon the particular financial situations of the borrowers and economic conditions in general. Management has taken these potential problem loans into consideration when evaluating the adequacy of the allowance for loan losses at December 31, 2000 (see discussion below).

     Approximately $3.9 million of the potential problem loans just discussed relate to one borrower that has liquidity problems. The loans related to this borrower are collateralized by real estate, the value of which the Company believes exceeds the outstanding loan balance. The borrower has been actively selling the real estate to pay down the loan balance. However, several real estate sales scheduled for 2001 did not occur due to the filing of a lawsuit against the borrower during the first quarter of 2001. As a result of this development, management determined that $2.4 million in loans related to this borrower should be placed on nonaccrual status, and they were classified as such in February 2001.

     Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in the problem loan amounts and the potential problem loan amounts discussed above do not represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     Other real estate includes foreclosed, repossessed, and idled properties. Other real estate totaled $893,000 at December 31, 2000 compared to $906,000 at December 31, 1999, and $505,000 at December 31, 1998. Other real estate represented 0.10%, 0.10%, and 0.06% of total assets at the end of 2000, 1999, and 1998, respectively. The increase in the level of other real estate at December 31, 1999 compared to December 31, 1998 primarily relates to the reclassification of two bank branches that were closed during 1999 from premises and equipment to other real estate. The Company's management has reviewed recent appraisals of its other real estate and believes that their fair values, less estimated costs to sell, exceed their respective carrying values at the dates presented.

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

     The allowance for loan losses amounted to $7,893,000 at December 31, 2000 compared to $6,674,000 as of December 31, 1999 and $6,100,000 at December 31, 1998. This represented 1.06%, 1.04%, and 1.08%, of loans outstanding as of December 31, 2000, 1999, and 1998, respectively.

     As noted in Table 12, the Company's allowance for loan losses as a percentage of nonperforming loans amounted to 914% at December 31, 2000, compared to 397% at December 31, 1999 and 313% at December 31, 1998. As noted above, a $2.4 million loan relationship was placed on nonaccrual status subsequent to December 31, 2000. If this loan had been classified as nonaccrual at December 31, 2000, the ratio of the allowance to nonperforming loans would have been 242%.

     Table 13 sets forth the allocation of the allowance for loan losses at the dates indicated. The portion of these reserves that was allocated to specific loan types in the loan portfolio increased from $5,646,000 at December 31, 1999 to $7,633,000 at December 31, 2000. The December 31, 1999 allocated amount of $5,646,000 was an increase from the December 31, 1998 amount of $5,192,000. The increase in the allocated amount during 2000 was primarily due to loan growth and the Company segregating and assigning higher reserve percentages to particular loan types that were identified during 2000 as having inherently higher risk. These additional risk characteristics were noted by management as a part of its ongoing analysis and review of its loan portfolio and historical charge-off experience, and did not result from any deterioration of the portfolio which developed during 2000. The increase in the allocated amounts for 1999 was primarily due to growth in the Company's loan portfolio. In addition to the allocated portion of the allowance for loan losses, the Company maintains an unallocated portion that is not assigned to any specific category of loans, but rather is intended to reserve for the inherent risk in the overall portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories. The general increase in the unallocated portion of the allowance for loan losses through 1999 was consistent with overall loan growth, while the decrease in 2000 was primarily associated with the higher risk percentages assigned to a portion of the loan portfolio discussed above.

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

     For the years indicated, Table 14 summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance arising from charge-offs and recoveries by category, and additions to the allowance that have been charged to expense. The Company's net loan charge offs were approximately $386,000 in 2000, $336,000 in 1999, and $273,000 in 1998. This
represents 0.06%, 0.06%, and 0.05% of average loans during 2000, 1999, and 1998, respectively.

Deposits

     The average amounts of deposits of the Company and the average yield paid for those deposits for the years ended December 31, 2000, 1999 and 1998 are presented in Table 15. Average deposits grew $64.1 million or 9.4% in 2000 to $744.8 million. Average deposits for 1999 grew $71.1 million, or 11.7%, over the 1998 average to $680.7 million.

     Average time deposits greater than $100,000 experienced the highest percentage growth of any of the deposit categories in each of the past two years. In 2000, average time deposits greater than $100,000 increased $28.1 million, or 28.0%, while in 1999 these deposits increased $20.1 million, or 25.0%. Time deposits in denominations of less than $100,000 was the other major component of average deposit growth during 2000 with growth of $29.0 million, or 10.9%, during the year. The primary reason for the high growth within these categories of deposits is that the Company began more competitively pricing time deposits in order to help fund the strong loan growth experienced in both years. Time deposits are generally more rate sensitive than the other categories of deposits, and thus can be more easily accumulated by more aggressively pricing their rates.

     As noted above, in each of the past three years, the Company's growth in deposits has not keep pace with loan growth. The Company believes higher loan demand compared to deposit growth has been caused by several factors including
economic  expansion  coupled  with  lower  consumer  savings  rates,   increased
competition for deposits, new types of competitors for deposits including brokerage houses and the internet, and the stock market being increasingly viewed as a savings vehicle. Accordingly, the Company anticipates that, in order to continue to provide funding for loan growth, it will have to continue to aggressively price deposits, particularly time deposits, and that heavier reliance on alternative funding sources may be necessary.

     As of December 31, 2000, the Company held approximately $141.0 million in time deposits of $100,000 or more and other time deposits of $305.1 million. Table 16 is a maturity schedule of time deposits of $100,000 or more as of December 31, 2000. This table shows that 78.8% of the Company's time deposits greater than $100,000 mature within one year.

     The Company does not issue any time deposits through foreign offices, nor does the Company believe that it holds any deposits by foreign depositors.

Borrowings

     The Company has three sources of borrowing capacity - 1) an approximately $120 million line of credit with the Federal Home Loan Bank (FHLB), 2) a $15 million overnight federal funds line of credit with a correspondent bank, and 3) an approximately $35 million line of credit through the Federal Reserve Bank of Richmond's (FRB) discount window.

     The Company's line of credit with the FHLB totaling approximately $120 million can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need and is secured by the Company's FHLB stock and a blanket lien on its one-to-four family residential loan portfolio. As of December 31, 2000, $6.2 million of the $26.2 million in outstanding FHLB borrowings were due within one year and $20.0 million were due beyond one year. The Company had a total of $62.5 million in borrowings outstanding at December 31, 1999, with $47.5 million of those borrowings being due within one year. The higher level of borrowings outstanding at December 31, 1999 was due to the Company's Y2K liquidity plan, as well as the Company's use of a portion of the proceeds from the 2000 merger-related security sale (see above) to pay down outstanding borrowings.

     The Company also has a correspondent bank relationship established that allows the Company to purchase up to $15 million in federal funds on an overnight, unsecured basis. The Company had no borrowings outstanding under this line at December 31, 2000 or 1999. There was insignificant use of this line for the three years ended December 31, 2000, 1999 and 1998, with total interest expense incurred amounting to approximately $5,000 each year.

     During 1999, the Company established a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of the Company's commercial, consumer and real estate portfolio (not including 1-4 family). Based on the collateral owned by the Company as of December 31, 2000, the available line of credit is approximately $35 million. This line of credit was established primarily in connection with the Company's Y2K liquidity contingency plan. This line of credit has not been drawn on since inception and subsequent to December 31, 1999, the FRB stated that it would not expect lines of credit that have been granted to financial institutions to be a primary borrowing source. The Company plans to maintain this line of credit, although it is not expected that it will be drawn upon except in unusual circumstances.

     The total amount of average borrowings was $47.2 million in 2000 compared to $26.9 million in 1999 and $15.5 million in 1998. As noted in "Deposits" above, the Company expects it to be increasingly difficult to fund all loan growth with deposits. Accordingly, the Company expects average borrowings to continue to increase.

     Average short-term borrowings for each year presented were less than thirty percent of total shareholders' equity at each period. Note 8 to the consolidated financial statements contains additional information regarding the Company's borrowings.

Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk - Item 7A.)

     Net interest income is the Company's most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, the Company's level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities. It is the Company's policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. The Company's exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of "shock" interest rates. Over the years, the Company has been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five years the Company's net interest margin has ranged from a low of 4.53% (realized in 2000) to a high of 4.88% (realized in 1997). During that five year period the prime rate of interest has ranged from a low of 7.75% to a high of 9.50%.

     Table 17 sets forth the Company's interest rate sensitivity analysis as of December 31, 2000, using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call). As illustrated by this table, the Company has $242.7 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at December 31, 2000 subject to interest rate changes within one year are deposits totaling $253.7 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

     Thus, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates. Generally, when rates change, the Company's interest-sensitive assets that are subject to  adjustment  reprice  immediately  at the full  amount of the change, while the Company's interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full amount of the rate change. The net effect is that in the twelve month horizon, as rates change, the impact of having a higher level of interest-sensitive liabilities is substantially negated by the later and typically lower proportionate change they experience compared to interest sensitive assets.

     While the Company can not guarantee stability in its net interest margin in the future, at this time management does not expect significant fluctuations. However, assuming a static interest rate environment, the Company does expect that its net interest margin will continue to experience gradual pressure because of continued difficulties expected in growing deposits at their historical rate spreads and at rates sufficient to fund loan growth, which could result in additional reliance on the higher funding costs to the Company (which generally carry higher rates than deposits). See additional discussion in the section entitled "Deposits" above.

     The Company has no market risk sensitive instruments held for trading purposes, nor does it maintain any foreign currency positions. Table 18 presents the expected maturities of the Company's other than trading market risk sensitive financial instruments. Table 18 also presents the estimated fair values of market risk sensitive instruments as estimated in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The difference between the carrying values and the estimated fair values of the Company's market sensitive assets and market sensitive liabilities is not material, with each varying by less than 1%.

     See additional discussion regarding net interest income, as well as discussion of the changes in the annual net interest margin in the section entitled "Net Interest Income" above.

Off-Balance Sheet Risk

     In the normal course of business there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, that are not reflected in the financial statements. As of December 31, 2000, the Company had outstanding loan commitments of $140,559,000, of which $107,337,000 were at variable rates and $33,222,000 were at fixed rates. Included in outstanding loan commitments were unfunded commitments of $65,889,000 on revolving credit plans, of which $61,339,000 were at variable rates and $4,550,000 were at fixed rates. Additionally, standby letters of credit of approximately $2,836,000 and $2,332,000 were outstanding at December 31, 2000 and 1999, respectively. The Company's exposure to credit loss for the aforementioned commitments in the event of nonperformance by the party to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. However, management believes that these commitments represent no more than the normal lending risk that the Company commits to its borrowers. If these commitments are drawn, the Company plans to obtain collateral if it is deemed necessary based on management's credit evaluation of the counter-party. The types of collateral held varies but may include accounts receivable, inventory and commercial or residential real estate. Management expects any draws under existing commitments to be funded through normal operations.

     The Company is not involved in any legal proceedings that, in management's opinion, could have a material effect on the consolidated financial position of the Company.

     Off-balance-sheet derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. The Company does not engage in off-balance-sheet derivatives activities.

Return On Assets And Equity

     Table 19 shows return on assets (net income divided by average total assets), return on equity (net income divided by average shareholders' equity), dividend payout ratio (dividends declared divided by net income) and shareholders' equity to assets ratio (average shareholders' equity divided by average total assets) for each of the years in the three-year period ended December 31, 2000.

     Return on assets, return on equity, and dividend payout ratio per basic share for the year 2000 were significantly impacted by the nonrecurring merger-related charges discussed previously. Excluding nonrecurring items, return on assets, return on equity, and the dividend payout ratio for the year 2000 would have been 1.41%, 11.69% and 53.23%, respectively.

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

     In addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources - 1) an approximately $120 million line of credit with the Federal Home Loan Bank
(FHLB), 2) a $15 million overnight federal funds line of credit with a correspondent bank, and 3) an approximately $35 million line of credit through the Federal Reserve Bank of Richmond's discount window. See the section above entitled "Borrowings" for additional detail about these credit lines.

     Although the Company has not historically had to rely on these sources of credit as a source of liquidity (but has chosen to do so at various times instead of selling securities), the Company has experienced an increase in its loan to deposit ratio over the past three years, from 84.3% at December 31, 1997 to 86.4% at December 31, 1998 to 90.3% at December 31, 1999 to 96.8% at December 31, 2000, as a result of strong loan growth that has outpaced deposit growth. This strong loan growth has reduced the Company's liquidity sources. At December 31, 1997, balance sheet assets that are generally regarded as being liquid (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) amounted to 34.2% of total deposits and borrowings. At December 31, 2000, this percentage had been reduced to 18.7%.

     Although liquidity has lessened in recent years, the Company's management believes its liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet its operating needs.

Capital Resources and Shareholders' Equity

     Shareholders'  equity at  December  31,  2000  amounted  to $110.7  million compared to $107.0 million at December 31, 1999. The two primary components affecting shareholders' equity are net income, which increases shareholders' equity, and dividends declared, which decreases shareholders' equity. In 2000, net income of $9,342,000 increased equity, while dividends declared of $6,849,000 reduced equity.

     In 2000, two other items had a significant effect on shareholders' equity -
1) other comprehensive income, which for the Company is comprised entirely of the change in the unrealized gain or loss of the Company's available for sale securities and amounted to $2,553,000 in 2000 (see additional information in the "Securities" discussion above) and 2) purchases and retirement of common stock, which amounted to $2,884,000 in 2000. In December 1998, the Company announced that its board of directors had authorized stock repurchases for up to 100,000 shares of the Company's common stock. This authorization was designed to provide the Company flexibility in managing its capital and enhance shareholder value. Approximately 59,000 shares of the Company's common stock were repurchased under this authorization during the first four months of 2000 at an average price of $15.74. Prior to the Company's acquisition of First Savings, this authorization was rescinded.

     On October 20, 2000, the Company announced an agreement to acquire Century Bancorp in a part cash-part stock transaction. In connection with this transaction, the Company announced its intent to repurchase up to the number of shares that is expected to be issued to complete the acquisition (approximately 585,000 shares). Subsequent to the date of the announcement and through December 31, 2000, the Company repurchased approximately 125,000 shares at an average cost of $15.68.

     In addition to the items noted above that affected shareholders' equity in 2000, the Company received proceeds of $408,000 in connection with the issuance of 140,000 shares related to exercises of stock options, issued 22,000 shares and received $344,000 in proceeds from issuances of stock into the Company's dividend reinvestment plan, and recorded a $790,000 increase to equity related to the tax benefit that the Company realized due to exercises of nonqualified stock options.

     The Company is regulated by the Board of Governors of the Federal Reserve Board (FED) and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the North Carolina Office of the Commissioner of Banks. The Company is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.

     The Company and the Bank must comply with regulatory capital requirements established by the FED and FDIC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require the Company and the Bank to maintain minimum ratios of "Tier 1" capital to total risk-weighted assets ("Tier I Capital Ratio") and total capital to risk-weighted assets of 4.00% and 8.00% ("Total Capital Ratio"), respectively. Tier 1 capital is comprised of total shareholders' equity calculated in accordance with generally accepted accounting principles, excluding unrealized gains or losses from the securities available for sale, less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which for the Company and the Bank is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company and the Bank, adjusted for their related risk levels using formulas set forth in FED and FDIC regulations.

     In addition to the risk-based capital requirements described above, the Company and the Bank are subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital (as defined above) to quarterly average total assets ("Leverage Ratio) of 3.00% to 5.00%, depending upon the institution's composite ratings as determined by its regulators. The FED has not advised the Company of any requirement specifically applicable to it.

     Table 20 presents the Company's regulatory capital ratios as of December 31, 2000, 1999, and 1998.

     In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for a bank's classification as "well capitalized." The specific guidelines are as follows - Tier I Capital Ratio of at least 6.00%, Total Capital Ratio of at least 10.00%, and a Leverage Ratio of at least 5.00%. The Bank's regulatory ratios are not materially different from the Company's ratios, and thus exceeded the threshold for "well-capitalized" status at December 31, 2000, 1999 and 1998.

     Due to the increase in assets and the addition of intangible assets that will be recorded in connection with the Company's pending acquisition of Century Bancorp and the four First Union branches, regulatory capital ratios will be significantly impacted. If the acquisitions had taken place on December 31, 2000, the Company estimates that the Tier I capital ratio would have been 12.23%, the total risk-based capital ratio would have been 13.23%, and the leverage capital ratio would have been 8.63%, all of which would have continued to exceed the minimum required regulatory ratios.

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

     The FASB has issued Statement of Financial Accounting Standards (`SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This
Statement   establishes   accounting  and  reporting  standards
for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This Statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and was adopted by the Company on January 1, 2001. On January 1, 2001, the Company transferred held-to-maturity securities with an amortized cost of approximately $19.9 million to the available-for-sale category at fair value as allowed by SFAS No. 133. Such transfers from the held-to-maturity category at the date of initial adoption shall not call into question the Company's intent to hold other debt securities to maturity in the future. The unrealized loss at the time of the transfer was approximately $240,000. The Company does not engage in any hedging activities and other than the aforementioned transfer of securities, the adoption of the statement had no impact on the Company.

     The FASB has also issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for the recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is not expected to materially impact the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The information responsive to this Item is found in Item 7 under the caption "Interest Rate Risk."

FORWARD-LOOKING STATEMENTS

    The discussion in Part I and Part II of this report contains statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," or other statements concerning opinions or judgment of the Company and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers, actions of government regulators, the level of market interest rates, and general economic conditions.

--------------------------------------------------------------------------------
Table 1    Selected Consolidated Financial Data
--------------------------------------------------------------------------------

                                                                             Year Ended December 31,
  ($ in thousands, except per share              --------------------------------------------------------------------------------
           and nonfinancial data)                     2000             1999            1998            1997            1996
                                                 ---------------- --------------- --------------- --------------- ---------------
  Income Statement Data
  Interest income                                       $ 72,915          61,591          57,612          50,858          44,444
  Interest expense                                        34,220          26,488          25,070          21,835          19,137
  Net interest income                                     38,695          35,103          32,542          29,023          25,307
  Provision for loan losses                                1,605             910             990             575             325
  Net interest income after provision                     37,090          34,193          31,552          28,448          24,982
  Noninterest income                                       4,729           5,647           5,218           4,526           4,709
  Noninterest expense                                     26,741          21,752          19,665          17,504          17,827
  Income before income taxes                              15,078          18,088          17,105          15,470          11,864
  Income taxes                                             5,736           6,234           6,132           5,448           4,046
  Net income                                               9,342          11,854          10,973          10,022           7,818

  Earnings per share - basic                                1.05            1.32            1.20            1.10            0.86
  Earnings per share - diluted                              1.03            1.27            1.13            1.05            0.82

  Pro Forma Data

  After-tax effect of nonrecurring items -
      gains (losses)                                   (1)(3,525)             24             153              90         (2)(523)
  Net income, excluding nonrecurring items                12,867          11,830          10,820           9,932           8,341
  Earnings per share - diluted,
      excluding  nonrecurring  items                        1.42            1.26            1.12            1.04            0.88

---------------------------------------------------------------------------------------------------------------------------------

  Per Share Data
  Cash dividends declared                                $  0.77            0.63            0.60            0.51            0.41
  Market Price
       High                                                17.25           20.00           28.00           23.33           13.00
       Low                                                 12.06           13.31           16.00           12.33            7.67
       Close                                               15.75           16.50           19.33           23.33           12.33
  Book value                                               12.54           12.09           12.02           11.51           10.93

---------------------------------------------------------------------------------------------------------------------------------

  Selected Balance Sheet Data (at year end)
  Loans                                                 $746,089         643,224         567,224         481,525         408,241
  Allowance for loan losses                                7,893           6,674           6,100           5,383           5,335
  Intangible assets                                        4,630           5,261           5,843           6,487           5,834
  Total assets                                           915,167         889,531         779,639         703,485         601,338
  Deposits                                               770,379         712,139         656,148         571,132         494,560
  Borrowings                                              26,200          62,500           6,000          20,000               -
  Total shareholders' equity                             110,684         106,980         109,989         105,258          99,730

---------------------------------------------------------------------------------------------------------------------------------

  Selected Average Balances
  Assets                                                $909,800         823,571         740,872         645,350         586,277
  Loans                                                  701,317         597,951         531,929         438,330         395,714
  Earning assets                                         867,269         782,492         702,814         610,589         550,407
  Deposits                                               744,835         680,749         609,685         524,598         480,210
  Interest-bearing liabilities                           724,152         643,921         568,780         489,800         436,656
  Shareholders' equity                                   110,093         107,913         108,247         102,393          98,838

---------------------------------------------------------------------------------------------------------------------------------

  Ratios
  Return on average assets                                 1.03%           1.44%           1.48%           1.55%           1.33%
  Return on average equity                                 8.49%          10.98%          10.14%           9.79%           7.91%
  Net interest margin (taxable-equivalent basis)           4.53%           4.56%           4.73%           4.88%           4.74%
  Shareholders' equity to assets at year end              12.09%          12.03%          14.11%          14.96%          16.58%
  Loans to deposits at year end                           96.85%          90.32%          86.45%          84.31%          82.55%
  Net charge-offs to average loans                         0.06%           0.06%           0.05%           0.12%           0.05%

---------------------------------------------------------------------------------------------------------------------------------

(1)  Relates primarily to merger-related charges.

(2)  Relates primarily to SAIF assessment.

--------------------------------------------------------------------------------
Table 2    Average Balances and Net Interest Income Analysis
--------------------------------------------------------------------------------

                                                                  Year Ended December 31,
                             --------------------------------------------------------------------------------------------------
                                            2000                           1999                             1998
                             -------------------------------  -------------------------------  --------------------------------
                                                    Interest                         Interest                          Interest
                               Average     Average  Earned     Average    Average    Earned     Average    Average     Earned
($ in thousands)               Volume       Rate    or Paid    Volume      Rate      or Paid    Volume      Rate       or Paid
                             ---------    -------- ---------  ---------   -------   ---------  ---------  ---------   ---------
Assets
Loans (1)                     $701,317      8.91%   $ 62,474   $597,951      8.48%    $50,725   $531,929       8.80%    $46,836
Taxable securities             131,833      6.43%      8,482    141,592      6.06%      8,581    122,857       6.66%      8,179
Non-taxable securities (2)      17,664      8.27%      1,460     19,093      8.18%      1,561     20,424       8.72%      1,781
Short-term investments,
  principally federal funds     16,455      6.64%      1,093     23,856      5.60%      1,336     27,604       5.47%      1,511
                             ---------             ---------  ---------             ---------  ---------              ---------
Total interest-
  earning assets               867,269      8.48%     73,509    782,492      7.95%     62,203    702,814       8.30%     58,307
                                                   ---------                        ---------                         ---------
Cash and due from banks         22,562                           22,183                           18,286
Bank premises and
  equipment, net                13,395                           11,889                           10,806
Other assets                     6,574                            7,007                            8,966
                             ---------                        ---------                        ---------
Total assets                  $909,800                         $823,571                         $740,872
                             =========                        =========                        =========

Liabilities and Equity
Savings, NOW and money
  market deposits             $251,995      2.56%      6,462   $249,190      2.39%      5,952    222,574       2.65%      5,890
Time deposits >$100,000        128,562      6.13%      7,882    100,462      5.52%      5,542     80,349       5.95%      4,781
Other time deposits            296,392      5.69%     16,862    267,366      5.09%     13,613    250,334       5.39%     13,503
                             ---------             ---------  ---------             ---------  ---------              ---------
     Total interest-bearing
       deposits                676,949      4.61%     31,206    617,018      4.07%     25,107    553,257       4.37%     24,174
Borrowings                      47,203      6.39%      3,014     26,903      5.13%      1,381     15,523       5.77%        896
                             ---------             ---------  ---------             ---------  ---------              ---------
Total interest-
  bearing liabilities          724,152      4.73%     34,220    643,921      4.11%     26,488    568,780       4.41%     25,070
                                                   ---------                        ---------                         ---------
Non-interest-
  bearing deposits              67,886                           63,731                           56,428
Other liabilities                7,669                            8,006                            7,417
Shareholders' equity           110,093                          107,913                          108,247
                             ---------                        ---------                        ---------
Total liabilities and
  shareholders' equity        $909,800                         $823,571                         $740,872
                             =========                        =========                        =========
Net yield on interest-
  earning assets and
  net interest income                       4.53%   $ 39,289                 4.56%    $35,715                  4.73%    $33,237
                                                   =========                        =========                         =========
Interest rate spread                        3.75%                            3.84%                             3.89%

--------------------------------------------------------------------------------

(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized loan fees in the amounts of $586,000, $568,000, and $858,000 for 2000, 1999, and 1998,
    respectively.

(2) Includes tax-equivalent adjustments of $594,000, $612,000, and $695,000 in 2000, 1999, and 1998, respectively, to reflect the federal and state benefit of the tax-exempt securities, reduced by the related nondeductible portion of interest expense.

--------------------------------------------------------------------------------
Table 3    Volume and Rate Variance Analysis
--------------------------------------------------------------------------------

                                                     Year Ended December 31, 2000          Year Ended December 31, 1999
                                                     ----------------------------          ----------------------------
                                                       Change Attributable to                 Change Attributable to
                                                 -------------------------------------  --------------------------------------
                                                                              Total                                   Total
                                                   Changes      Changes     Increase      Changes       Changes     Increase
(In thousands)                                   in Volumes    in Rates    (Decrease)    in Volumes    in Rates    (Decrease)
                                                 -----------  -----------  -----------  ------------  -----------  -----------
Interest income (tax-equivalent):
     Loans                                          $  8,988        2,761       11,749      $  5,707      (1,818)        3,889
     Taxable securities                                (610)          511         (99)         1,191        (789)          402
     Non-taxable securities                            (117)           16        (101)         (112)        (108)        (220)
     Short-term investments, principally
          federal funds sold                           (453)          210        (243)         (208)           33        (175)
                                                 -----------  -----------  -----------  ------------  -----------  -----------
               Total interest income                   7,808        3,498       11,306         6,578      (2,682)        3,896
                                                 -----------  -----------  -----------  ------------  -----------  -----------
Interest expense:
     Savings, NOW and money
          market deposits                                 69          441          510           670        (608)           62
     Time deposits>$100,000                            1,636          704        2,340         1,153        (392)          761
     Other time deposits                               1,565        1,684        3,249           893        (783)          110
                                                 -----------  -----------  -----------  ------------  -----------  -----------
          Total interest-bearing deposits              3,270        2,829        6,099         2,716      (1,783)          933
     Borrowings                                        1,169          464        1,633           621        (136)          485
                                                 -----------  -----------  -----------  ------------  -----------  -----------
              Total interest expense                   4,439        3,293        7,732         3,337      (1,919)        1,418
                                                 -----------  -----------  -----------  ------------  -----------  -----------
                    Net interest income             $  3,369          205        3,574      $  3,241        (763)        2,478
                                                 ===========  ===========  ===========  ============  ===========  ===========

(1) Changes attributable to both volume and rate are allocated equally between rate and volume variances.

--------------------------------------------------------------------------------
Table 4  Noninterest Income
--------------------------------------------------------------------------------

                                                  Year Ended December 31,
                                                ---------------------------
(In thousands)                                    2000      1999      1998
                                                --------  --------  -------
Service charges on deposit accounts             $  3,118     2,993    2,728
Other service charges, commissions, and fees       1,852     1,616    1,298
Fees from presold mortgages                          453       685      696
Commissions from sales of credit insurance           306       264      240
Data processing fees                                 117        50        5
                                                --------  --------  -------
     Total core noninterest income                 5,846     5,608    4,967
Loan sale gains                                        -        34      227
Securities gains (losses), net                    (1,919)       20       29
Branch sale gain                                     808        -        -
Other gains (losses), net                             (6)      (15)      (5)
                                                --------  --------  -------
          Total                                 $  4,729     5,647    5,218
                                                ========  ========  =======

--------------------------------------------------------------------------------
Table 5  Noninterest Expenses
--------------------------------------------------------------------------------


                                               Year Ended December 31,

(In thousands)                           2000             1999          1998
                                       --------         -------       -------
Salaries                               $ 10,138           9,241         8,385
Employee benefits                         2,543           2,468         2,292
                                       --------         -------       -------
     Total personnel expense             12,681          11,709        10,677
Net occupancy expense                     1,507           1,417         1,201
Equipment related expenses                1,353           1,186           954
Amortization of intangible assets           632             636           655
Stationery and supplies                   1,174             893           827
Telephone                                   600             516           481
Non-credit losses                            60              34           205
Merger expenses                           3,188               -             -
Other operating expenses                  5,546           5,361         4,665
                                       --------         -------       -------
          Total                        $ 26,741          21,752        19,665
                                       ========         =======       =======

--------------------------------------------------------------------------------
Table 6  Income Taxes
--------------------------------------------------------------------------------

(In thousands)              2000             1999               1998
                        -----------       ----------         ----------
Current  - Federal      $    6,108            6,035              5,221
         - State               174              382                719
Deferred - Federal            (546)            (183)               192
                        -----------       ----------         ----------
  Total                 $    5,736            6,234              6,132
                        ===========       ==========         ==========
Effective tax rate            38.0%            34.5%              35.8%
                        ===========       ==========         ==========

--------------------------------------------------------------------------------
Table 7  Distribution of Assets and Liabilities
--------------------------------------------------------------------------------

                                                       As of December 31,
                                                --------------------------------
                                                  2000       1999        1998
                                                --------   --------    ---------
Assets
     Interest-earning assets
        Net loans                                  81%        72%         72%
        Securities available for sale               8         13          14
        Securities held for maturity                5          6           4
        Short term investments                      1          3           3
                                                --------   --------    ---------
             Total interest-earning assets         95         94          93

     Noninterest-earning assets
        Cash and due from banks                     2          3           3
        Premises and equipment                      2          1           2
        Other assets                                1          2           2
                                                --------   --------    ---------
             Total assets                         100%       100%        100%
                                                ========   ========    =========

Liabilities and shareholders' equity
     Demand deposits - noninterest bearing          8%         7%          8%
     Savings, NOW, and money market deposits       28         29          31
     Time deposits of $100,000 or more             15         13          12
     Other time deposits                           33         31          33
                                                --------   --------    ---------
             Total deposits                        84         80          84
     Borrowings                                     3          7           1
     Accrued expenses and other liabilities         1          1           1
                                                --------   --------    ---------
             Total liabilities                     88         88          86

Shareholders' equity                               12         12          14
                                                --------   --------    ---------
             Total liabilities and
              shareholders' equity                100%       100%        100%
                                                ========   ========    =========

--------------------------------------------------------------------------------
Table 8  Securities Portfolio Composition
--------------------------------------------------------------------------------

                                                              As of December 31,
                                                    ----------------------------------------
(In thousands)                                         2000            1999          1998
                                                    ---------       ---------     ----------
Securities available for sale:
     U.S. Treasury                                  $  5,527           5,600        24,029
     U.S. Government agencies                         40,797          82,176        51,783
     Mortgage-backed securities                       16,922          19,035        27,406
     State and local governments                       1,249           2,619         1,886
     Equity securities                                 5,102           3,575         3,298
                                                    ---------       ---------     ----------
       Total securities available for sale            69,597         113,005       108,402
                                                    ---------       ---------     ----------

Securities held to maturity:

     U.S. Government agencies                         11,854          13,015             -
     Mortgage-backed securities                       19,879          22,104        13,748
     State and local governments                      15,935          17,221        18,121
     Other                                               256             297           359
                                                    ---------       ---------     ----------
       Total securities held to maturity              47,924          52,637        32,228
                                                    ---------       ---------     ----------

            Total securities                        $ 117,521         165,642       140,630
                                                    =========       =========     ==========

            Average total securities during year    $ 149,497         160,685       143,281
                                                    =========       =========     ==========

--------------------------------------------------------------------------------
Table 9  Securities Portfolio Maturity Schedule
--------------------------------------------------------------------------------

                                                                              As of December 31,
                                                             ------------------------------------------------------
                                                                                     2000
                                                             ------------------------------------------------------
                                                                Book                  Fair                Book
                                                                Value                 Value             Yield (1)
                                                             -----------           -----------        -------------
($ in thousands)

Securities available for sale:
   U.S. Treasury
        Due within one year                                   $   5,007                5,013              6.48%
        Due after one but within five years                         501                  514              7.31%
                                                            -----------           -----------        -------------
              Total                                               5,508                5,527              6.55%
                                                            -----------           -----------        -------------

   U.S. Government agencies

        Due within one year                                       2,987                3,005              6.53%
        Due after one but within five years                      24,407               24,591              6.15%
        Due after five but within ten years                      13,015               13,201              7.10%
                                                            -----------           -----------        -------------
              Total                                              40,409               40,797              6.48%
                                                            -----------           -----------        -------------

   Mortgage-backed securities

        Due after five but within ten years                       7,082                7,103              6.64%
        Due after ten years                                       9,860                9,819              6.68%
                                                            -----------           -----------        -------------
              Total                                              16,942               16,922              6.66%
                                                            -----------           -----------        -------------

   State and local governments
        Due within one year                                         280                  280              5.34%
        Due after one but within five years                         950                  969              8.10%
                                                            -----------           -----------        -------------
              Total                                               1,230                1,249              7.47%
                                                            -----------           -----------        -------------

    Equity securities                                             5,125                5,102              7.50%
                                                            -----------           -----------        -------------

Total securities available for sale
        Due within one year                                       8,274                8,298              6.46%
        Due after one but within five years                      25,858               26,074              6.24%
        Due after five but within ten years                      20,097               20,304              6.94%
        Due after ten years                                      14,985               14,921              6.96%
                                                            -----------           -----------        -------------
              Total                                           $  69,214               69,597              6.62%
                                                            ===========           ===========        =============
Securities held to maturity:
   U.S. Government agencies
        Due after five but within ten years                   $  11,854               11,578              6.81%
                                                            -----------           -----------        -------------
              Total                                              11,854               11,578              6.81%
                                                            -----------           -----------        -------------

    Mortgage-backed securities
        Due within one year                                          12                   12              6.78%
        Due after one but within five years                          69                   70              9.10%
        Due after five but within ten years                          17                   17             10.46%
        Due after ten years                                      19,781               19,543              6.66%
                                                            -----------           -----------        -------------
              Total                                              19,879               19,642              6.67%
                                                            -----------           -----------        -------------

   State and local governments
        Due within one year                                       1,802                1,806             10.01%
        Due after one but within five years                       5,142                5,203              7.65%
        Due after five but within ten years                       7,066                7,234              7.28%
        Due after ten years                                       1,925                1,942              7.52%
                                                            -----------           -----------        -------------
              Total                                              15,935               16,185              7.74%
                                                            -----------           -----------        -------------

    Other
        Due after one but within five years                         256                  256              7.80%
                                                            -----------           -----------        -------------
              Total                                                 256                  256              7.80%
                                                            -----------           -----------        -------------

Total securities held to maturity
        Due within one year                                       1,814                1,818              9.99%
        Due after one but within five years                       5,467                5,529              7.67%
        Due after five but within ten years                      18,937               18,829              6.99%
        Due after ten years                                      21,706               21,485              6.74%
                                                            -----------           -----------        -------------
              Total                                           $  47,924               47,661              7.07%
                                                            ===========           ===========        =============

(1) Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 34% tax rate.

--------------------------------------------------------------------------------
Table 10  Loan Portfolio Composition
--------------------------------------------------------------------------------


                                                               As of December 31,
                  ------------------------------------------------------------------------------------------------------------
                          2000                  1999                  1998                  1997                  1996
                  --------------------  --------------------  --------------------  --------------------  --------------------
                               % of                  % of                  % of                  % of                  % of
                               Total                 Total                 Total                 Total                 Total
($ in thousands)   Amount      Loans     Amount      Loans     Amount      Loans     Amount      Loans     Amount      Loans
                  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Commercial,
 financial, &
 agricultural      $ 76,507     10.24%    $58,574      9.10%    $52,415      9.23%    $45,417      9.42%    $33,100      8.10%
Real estate -
 construction        57,608      7.71%     36,823      5.72%     38,265      6.74%     20,250      4.20%     16,710      4.09%
Real estate -
 mortgage(1)        571,638     76.55%    512,080     79.52%    442,389     77.90%    384,029     79.64%    329,894     80.69%
Installment
 loans to
 individuals         41,047      5.50%     36,450      5.66%     34,836      6.13%     32,487      6.74%     29,153      7.12%
                  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
   Loans, gross     746,800    100.00%    643,927    100.00%    567,905    100.00%    482,183    100.00%    408,857    100.00%
                             =========             =========             =========             =========             =========
Unamortized net
 deferred loan
 fees & unearned
 income                (711)                 (703)                 (681)                 (658)                 (616)
                  ---------             ---------             ---------             ---------             ---------
Total loans,
 net               $746,089              $643,224              $567,224              $481,525              $408,241
                  =========             =========             =========             =========             =========

(1) The majority of these loans are various personal and commercial loans where real estate provides additional security for the loan.

--------------------------------------------------------------------------------
Table 11  Loan Maturities
--------------------------------------------------------------------------------

                                                                     As of December 31, 2000
                                   ------------------------------------------------------------------------------------------
                                        Due within        Due after one year but   Due after five
                                         one year           within five years          years                   Total
                                   --------------------   ---------------------   ---------------------  --------------------
($ in thousands)                    Amount      Yield       Amount      Yield      Amount      Yield      Amount      Yield
                                   ---------  ---------   ----------   -------    ---------  ----------  ---------   --------
Variable Rate Loans:
   Commercial, financial, and
     agricultural                  $ 27,943       9.81%    $ 10,488      9.96%    $  1,059       9.82%   $ 39,490       9.85%
   Real estate - construction        36,016      10.02%       4,623      9.84%          83      10.23%     40,722      10.00%
   Real estate - mortgage            30,589      10.03%      43,101      9.95%     166,779       8.62%    240,469       9.04%
   Installment loans
     to individuals                     346       9.89%       4,513     11.82%       1,028      10.15%      5,887      11.41%
                                   ---------              ----------              ---------              ---------
        Total at variable rates      94,894       9.96%      62,725     10.08%     168,949       8.64%    326,568       9.30%
                                   ---------              ----------              ---------              ---------

Fixed Rate Loans:
   Commercial, financial, and
     agricultural                    12,219       8.13%      21,715      8.65%       3,785       7.34%     37,719       8.35%
   Real estate - construction        15,835       8.71%       1,994      8.35%         317       8.68%     18,146       8.67%
   Real estate - mortgage            29,127       8.68%     185,420      8.42%     113,394       8.34%    327,941       8.42%
   Installment loans
     to individuals                   4,874      10.34%      27,558     10.64%       2,657       8.33%     35,089      10.42%
                                   ---------              ----------              ---------              ---------
        Total at fixed rates         62,055       8.71%     236,687      8.70%     120,153       8.31%    418,895       8.59%
                                   ---------              ----------              ---------              ---------
          Subtotal                  156,949       9.47%     299,412      8.99%     289,102       8.50%    745,463       8.90%
Nonaccrual loans                        626                       -                      -                    626
                                   ---------              ----------              ---------              ---------
    Loans, gross                   $157,575                $299,412               $289,102               $746,089
                                   =========              ==========              =========              =========

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

--------------------------------------------------------------------------------
Table 12  Nonperforming Assets
--------------------------------------------------------------------------------

                                                                           As of December 31,
                                                ------------------------------------------------------------------------
($ in thousands)                                   2000            1999           1998            1997           1996
                                                -----------    ------------   -----------     -----------    -----------
Nonaccrual loans                                $    626           1,424          1,698           1,553          2,079
Restructured loans                                   237             257            248             326            350
                                                -----------    ------------   -----------     -----------    -----------
     Total nonperforming loans                       863           1,681          1,946           1,879          2,429
Other real estate (included in other assets)         893             906            505             560            572
                                                -----------    ------------   -----------     -----------    -----------
     Total nonperforming assets                 $  1,756           2,587          2,451           2,439          3,001
                                                ===========    ============   ===========     ===========    ===========
Nonperforming loans as a percentage
   of total loans                                  0.12%           0.26%          0.34%           0.39%          0.59%
Nonperforming assets as a percentage of
   loans and other real estate                     0.24%           0.40%          0.43%           0.51%          0.73%
Nonperforming assets as a percentage of
   total assets                                    0.19%           0.29%          0.31%           0.35%          0.50%
Allowance for loan losses as a percentage
   of nonperforming loans                        914.60%         397.03%        313.46%         286.48%        219.64%

--------------------------------------------------------------------------------
Table 13  Allocation of the Allowance for Loan Losses
--------------------------------------------------------------------------------

                                                             As of December 31,
                                            -----------------------------------------------------
($ in thousands)                              2000       1999       1998        1997        1996
                                            --------   --------   --------    --------    -------
Commercial, financial, and agricultural     $ 1,574        726        646         577         462
Real estate - construction                      393        255        256         205         202
Real estate - mortgage                        4,849      4,078      3,612       3,344       3,729
Installment loans to individuals                817        587        678         629         653
                                            --------   --------   --------    --------    -------
Total allocated                               7,633      5,646      5,192       4,755       5,046
Unallocated                                     260      1,028        908         628         289
                                            --------   --------   --------    --------    -------
Total                                       $ 7,893      6,674      6,100       5,383       5,335
                                            ========   ========   ========    ========    =======

--------------------------------------------------------------------------------
Table 14  Loan Loss and Recovery Experience
--------------------------------------------------------------------------------

                                                                               As of December 31,
                                                      --------------------------------------------------------------------------
($ in thousands)                                          2000            1999           1998            1997           1996
                                                      ------------     ----------     -----------     -----------    -----------
Loans outstanding at end of year                       $ 746,089         643,224        567,224         481,525        408,241
                                                      ============     ==========     ===========     ===========    ===========
Average amount of loans outstanding                    $ 701,317         597,951        531,929         438,330        395,714
                                                      ============     ==========     ===========     ===========    ===========

Allowance for loan losses, at
   beginning of year                                   $   6,674           6,100          5,383           5,335          5,196
Provision for loan losses                                  1,605             910            990             575            325
                                                      ------------     ----------     -----------     -----------    -----------
                                                           8,279           7,010          6,373           5,910          5,521
Loans charged off:
   Commercial, financial and agricultural                  (171)            (53)           (92)            (61)          (209)
   Real estate - mortgage                                    (3)           (126)           (97)           (449)          (196)
   Installment loans to individuals                        (301)           (269)          (253)           (316)          (311)
                                                      ------------     ----------     -----------     -----------    -----------
       Total charge-offs                                   (475)           (448)          (442)           (826)          (716)
                                                      ------------     ----------     -----------     -----------    -----------

Recoveries of loans previously charged-off:
   Commercial, financial and agricultural                     10              27             51              89            114
   Real estate - mortgage                                     20              17             18              38            127
   Installment loans to individuals                           59              68            100             141            113
   Other                                                       -               -              -              31            176
                                                      ------------     ----------     -----------     -----------    -----------
       Total recoveries                                       89             112            169             299            530
                                                      ------------     ----------     -----------     -----------    -----------
            Net charge-offs                                 (386)           (336)          (273)           (527)          (186)
                                                      ------------     ----------     -----------     -----------    -----------
Allowance for loan losses, at end of year              $   7,893           6,674          6,100           5,383          5,335
                                                      ============     ==========     ===========     ===========    ===========

Ratios:
   Net charge-offs as a percent of average loans           0.06%           0.06%          0.05%           0.12%          0.05%
   Allowance for loan losses as a
         percent of  loans at end of year                  1.06%           1.04%          1.08%           1.12%          1.31%
   Allowance for loan losses as a multiple
        of net charge-offs                                20.45x          19.86x         22.34x          10.21x         28.68x
   Provision for loan losses as a percent of net
        charge-offs                                      415.80%         270.83%        362.64%         109.11%        174.73%
   Recoveries of loans previously charged-off
        as a percent of loans charged-off                 18.74%          25.00%         38.24%          36.20%         74.02%

--------------------------------------------------------------------------------
Table 15  Average Deposits
--------------------------------------------------------------------------------

                                                                 Year Ended December 31,
                                        ---------------------------------------------------------------------------
                                                 2000                       1999                     1998
                                        ------------------------  ------------------------  -----------------------
                                         Average      Average       Average      Average      Average     Average
($ in thousands)                          Amount        Rate        Amount        Rate        Amount        Rate
                                        ----------  ------------  -----------  -----------  -----------  ----------
Interest-bearing demand deposits          $193,222         2.53%    $ 190,566        2.35%    $ 169,724       2.65%
Savings deposits                            58,773         2.66%       58,624        2.51%       52,850       2.64%
Time deposits                              296,392         5.69%      267,366        5.09%      250,334       5.39%
Time deposits > $100,000                   128,562         6.13%      100,462        5.52%       80,349       5.95%
                                        ----------                -----------               -----------
     Total interest-bearing deposits       676,949         4.61%      617,018        4.07%      553,257       4.37%
Noninterest-bearing deposits                67,886             -       63,731            -       56,428           -
                                        ----------                -----------               -----------
     Total deposits                       $744,835         4.19%    $ 680,749        3.69%    $ 609,685       3.96%
                                        ==========                ===========               ===========

--------------------------------------------------------------------------------
Table 16  Maturities of Time Deposits of $100,000 or More
--------------------------------------------------------------------------------

                                                              As of December 31, 2000
                                    -----------------------------------------------------------------------------
                                       3 Months      Over 3 to 6     Over 6 to 12      Over 12
                                       or Less         Months          Months          Months          Total
                                    --------------  --------------  --------------  --------------  -------------
(In thousands)
Time deposits of $100,000 or more      $  41,811        33,371          35,851          29,959         140,992
                                       =========        ======          ======          ======         =======

--------------------------------------------------------------------------------
Table 17   Interest Rate Sensitivity Analysis
--------------------------------------------------------------------------------

                                                     Repricing schedule for interest-earning assets and interest-bearing liabilities held as of December 31, 2000
                                                ------------------------------------------------------------------------------
                                                   3 Months      Over 3 to 12    Total Within      Over 12
                                                   or Less          Months        12 Months         Months          Total
                                                --------------  --------------  --------------  --------------   -------------
($ in thousands)
Earning assets:
     Loans, net of deferred fees                  $  236,475          72,623         309,098         436,991         746,089
     Securities available for sale                     8,600          10,595          19,195          50,402          69,597
     Securities held to maturity                       6,415           5,887          12,302          35,622          47,924
     Short-term investments                           10,535               -          10,535               -          10,535
                                                --------------  --------------  --------------  --------------   -------------
          Total earning assets                    $  262,025          89,105         351,130         523,015         874,145
                                                ==============  ==============  ==============  ==============   =============

     Percent of total earning assets                  29.98%          10.19%          40.17%          59.83%         100.00%
     Cumulative percent of total earning
        assets                                        29.98%          40.17%          40.17%         100.00%         100.00%

Interest-bearing liabilities:
     Savings, NOW and money market deposits       $  253,687               -         253,687               -         253,687
     Time deposits of $100,000 or more                41,811          69,222         111,033          29,959         140,992
     Other time deposits                              71,517         146,387         217,904          87,162         305,066
     Borrowings                                            -          11,200          11,200          15,000          26,200
                                                --------------  --------------  --------------  --------------   -------------
          Total interest-bearing liabilities      $  367,015         226,809         593,824         132,121         725,945
                                                ==============  ==============  ==============  ==============   =============
     Percent of total interest-bearing
        liabilities                                   50.56%          31.24%          81.80%          18.20%         100.00%
     Cumulative percent of total interest-
        bearing liabilities                           50.56%          81.80%          81.80%         100.00%         100.00%

Interest sensitivity gap                          $(104,990)       (137,704)       (242,694)         390,894         148,200
Cumulative interest sensitivity gap                (104,990)       (242,694)       (242,694)         148,200         148,200
Cumulative interest sensitivity gap
     as a percent of total earning assets            -12.01%         -27.76%         -27.76%          16.95%          16.95%
Cumulative ratio of interest-sensitive
     assets to interest-sensitive liabilities         71.39%          59.13%          59.13%         120.41%         120.41%

--------------------------------------------------------------------------------
Table 18  Market Risk Sensitive Instruments
--------------------------------------------------------------------------------


                                    Expected Maturities of Market Sensitive Instruments Held
                                        at December 31, 2000 Occurring in Indicated Year
                          ----------------------------------------------------------------------------
                                                                                                        Average
                                                                                                        Interest     Fair
($ in thousands)            2001       2002       2003       2004        2005      Beyond      Total      Rate       Value
                          ---------  ---------  ---------  ---------  ----------  ---------  ---------  --------   ---------
Due from banks,
  interest-bearing          $ 1,769          -          -          -           -          -      1,769      6.35%    $ 1,769
Federal funds sold            7,730          -          -          -           -          -      7,730      6.35%      7,730
Debt Securities- at
  amortized cost (1) (2)     27,198     28,645     13,460     19,169       7,690     15,851    112,013      6.76%    112,155
Loans - fixed (3)            63,050     35,477     69,980     56,802      73,433    120,153    418,895      8.59%    411,686
Loans - adjustable (3)      104,619     25,400     24,226     23,985      23,083    125,255    326,568      9.30%    326,568
                          ---------  ---------  ---------  ---------  ----------  ---------  ---------             ---------
  Total                    $204,366     89,522    107,666     99,956     104,206    261,259    866,975      8.60%   $859,908
                          =========  =========  =========  =========  ==========  =========  =========  ========   =========
Savings, NOW,
  and money market
  deposits                 $253,687          -          -          -           -          -    253,687      2.76%   $253,687
Time deposits               329,060     95,085     13,151      2,984       4,413      1,365    446,058      6.24%    446,850
Borrowings (2)               11,200      5,000      5,000      5,000           -          -     26,200      6.53%     26,367
                          ---------  ---------  ---------  ---------  ----------  ---------  ---------             ---------
  Total                    $593,947    100,085     18,151      7,984       4,413      1,365    725,945      5.03%   $726,904
                          =========  =========  =========  =========  ==========  =========  =========  ========   =========

(1) Tax-exempt securities are reflected at a tax-equivalent basis using a 34% tax rate.
(2) Callable securities and borrowings with favorable market interest rates at December 31, 2000 are assumed to mature at their call date for purposes of this table.
(3)  Excludes nonaccrual loans and allowance for loan losses.


--------------------------------------------------------------------------------
Table 19  Return on Assets and Equity
--------------------------------------------------------------------------------

                                                                    For the Year Ended December 31,
                                                   -------------------------------------------------------------------
                                                          2000                    1999                   1998
                                                   --------------------    -------------------    --------------------
Return on assets                                           1.03%                  1.44%                   1.48%
Return on equity                                           8.49%                 10.98%                  10.14%
Dividend payout ratio                                     73.31%                 47.71%                  50.18%
Average shareholders' equity to average assets            12.10%                 13.10%                  14.61%

--------------------------------------------------------------------------------
Table 20  Risk-Based and Leverage Capital Ratios
--------------------------------------------------------------------------------

                                                                                 As of December 31,
                                                        --------------------------------------------------------------
($ in thousands)                                              2000                    1999                    1998
                                                        ----------------        ----------------         -------------
Risk-Based and Leverage Capital Tier I capital:
     Common shareholders' equity                         $   110,684                 106,980                 109,989
     Intangible assets                                       (4,630)                 (5,261)                 (5,843)
    Unrealized (gains) losses on
          securities available for sale                        (256)                   2,297                   (419)
                                                        ----------------        ----------------         -------------
               Total Tier I leverage capital                 105,798                 104,016                 103,727
                                                        ----------------        ----------------         -------------

Tier II capital:
     Allowable allowance for loan losses                       7,893                   6,674                   6,100
                                                        ----------------        ----------------         -------------
               Tier II capital additions                       7,893                   6,674                   6,100
                                                        ----------------        ----------------         -------------
Total risk-based capital                                 $   113,691                 110,690                 109,827
                                                        ================        ================         =============

Risk adjusted assets                                     $   690,368                 584,384                 511,508
Tier I risk-adjusted assets
   (includes Tier I capital adjustments)                     685,482                 581,420                 505,246
Tier II risk-adjusted assets
   (includes Tiers I and II capital adjustments)             693,375                 588,094                 511,346
Fourth quarter average assets                                916,691                 876,557                 767,282
Adjusted fourth quarter average assets
   (includes Tier I capital adjustments)                     911,805                 873,593                 761,020

Risk-based capital ratios:
   Tier I capital to Tier I risk adjusted assets               15.43%                  17.89%                  20.53%
   Minimum required Tier I capital                              4.00%                   4.00%                   4.00%

   Total risk-based capital to
         Tier II risk-adjusted assets                          16.40%                  18.82%                  21.48%
   Minimum required total risk-based capital                    8.00%                   8.00%                   8.00%

Leverage capital ratios:
   Tier I leverage capital to
       adjusted fourth quarter average assets                  11.60%                  11.91%                  13.63%
   Minimum required Tier I leverage capital                     4.00%                   4.00%                   4.00%

--------------------------------------------------------------------------------
Table 21  Quarterly Financial Summary
--------------------------------------------------------------------------------

                                                    2000                                             1999
                              ------------------------------------------------ ------------------------------------------------
($ in thousands except          Fourth       Third       Second      First       Fourth       Third       Second      First
per share data)                 Quarter     Quarter      Quarter     Quarter     Quarter      Quarter     Quarter     Quarter
                              ----------- ------------ ----------- ----------- ----------- ------------ ----------- -----------
Income Statement Data
Interest income, taxable
   equivalent                   $ 19,174       19,138      18,109      17,088      16,693       15,762      15,174      14,574
Interest expense                   9,160        9,297       8,220       7,543       7,374        6,617       6,371       6,126
Net interest income,
   taxable equivalent             10,014        9,841       9,889       9,545       9,319        9,145       8,803       8,448
Taxable equivalent,
   adjustment                        149          146         148         151         144          151         157         160
Net interest income                9,865        9,695       9,741       9,394       9,175        8,994       8,646       8,288
Provision for loan losses            240          705         350         310         245          205         260         200
Net interest income
   after provision for
   losses                          9,625        8,990       9,391       9,084       8,930        8,789       8,386       8,088
Noninterest income                 2,280         (555)      1,507       1,497       1,367        1,381       1,444       1,455
Noninterest expense                6,129        9,103       5,863       5,646       5,594        5,574       5,315       5,269
Income before income taxes         5,776         (668)      5,035       4,935       4,703        4,596       4,515       4,274
Income taxes                       2,033          255       1,751       1,697       1,598        1,505       1,594       1,537
Net income (loss)                  3,743         (923)      3,284       3,238       3,105        3,091       2,921       2,737

-------------------------------------------------------------------------------------------------------------------------------

Per Share Data
Earnings - basic                 $  0.42        (0.10)       0.37        0.37        0.35         0.35        0.33        0.30
Earnings - diluted                  0.41        (0.10)       0.36        0.36        0.34         0.33        0.31        0.29
Cash dividends declared             0.22         0.22        0.17        0.17        0.16         0.16        0.16        0.16
Market Price
     High                        $ 16.13        15.50       16.94       17.25       20.00        19.67       18.17       19.83
     Low                           14.25        13.50       12.63       12.06       15.50        15.71       14.67       16.00
     Close                         15.75        15.50       13.88       12.06       16.50        19.00       18.00       17.33
Book value                         12.54        12.32       12.43       12.15       12.09        12.02       11.91       11.90

-------------------------------------------------------------------------------------------------------------------------------

Selected Average Balances
Assets                         $ 916,691      925,899     912,626     883,984     876,557      826,489     811,650     779,588
Loans                            738,427      718,301     690,810     657,730     627,129      603,517     588,544     572,614
Earning assets                   874,199      885,845     869,020     840,012     831,500      786,312     772,734     739,422
Deposits                         770,806      760,794     731,053     716,687     704,752      683,204     674,548     660,492
Interest-bearing liabilities     726,504      744,956     721,863     703,285     693,799      644,067     634,706     603,112
Shareholders' equity             111,701      110,545     109,782     108,344     107,697      107,369     107,607     108,979

-------------------------------------------------------------------------------------------------------------------------------

Ratios

Return on average assets           1.62%      (0.40)%       1.44%       1.47%       1.41%        1.48%       1.44%       1.42%
Return on average equity          13.29%      (3.31)%      12.00%      11.99%      11.44%       11.42%      10.89%      10.19%
Average equity to average
  assets                          12.19%       11.94%      12.03%      12.26%      12.29%       12.99%      13.26%      13.98%
Equity to assets at
  end of period                   12.09%       11.84%      11.59%      11.78%      12.03%       12.39%      12.62%      13.34%
Tangible equity to assets
  at end of period                11.59%       11.32%      11.08%      11.23%      11.44%       11.77%      11.96%      12.63%
Average loans to
  average deposits                95.80%       94.41%      94.50%      91.77%      88.99%       88.34%      87.25%      86.70%
Average earning assets to
  interest-bearing
  liabilities                    120.33%      118.91%     120.39%     119.44%     119.85%      122.09%     121.75%     122.60%
Net interest margin                4.54%        4.41%       4.56%       4.56%       4.45%        4.61%       4.57%       4.58%
Nonperforming loans as a
   percent of total loans          0.12%        0.17%       0.14%       0.22%       0.26%        0.19%       0.15%       0.15%
Nonperforming assets as a
   percent of loans and other
   real estate                     0.24%        0.27%       0.25%       0.36%       0.40%        0.33%       0.24%       0.24%
Nonperforming assets as a
   percent of total assets         0.19%        0.21%       0.18%       0.27%       0.29%        0.23%       0.17%       0.17%
Net charge-offs as a percent
   of average loans                0.06%        0.04%       0.07%       0.05%       0.10%        0.03%       0.07%       0.02%

-------------------------------------------------------------------------------------------------------------------------------

Item 8.  Financial Statements
           and Supplementary Data

                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999

($ in thousands)                                                             2000                1999
---------------------------------------------------------------------------------------------------------

ASSETS
Cash & due from banks, noninterest-bearing                               $   20,940              30,629
Due from banks, interest-bearing                                              1,769              15,432
Federal funds sold                                                            7,730              12,280
                                                                         -----------          -----------
     Total cash and cash equivalents                                         30,439              58,341
                                                                         -----------          -----------

Securities available for sale (costs of
     $69,214 in 2000 and $116,633 in 1999)                                   69,597             113,005

Securities held to maturity (fair values of
     $47,661 in 2000 and $51,425 in 1999)                                    47,924              52,637

Presold mortgages in process of settlement                                    1,036               1,121

Loans                                                                       746,089             643,224
   Less:  Allowance for loan losses                                         (7,893)             (6,674)
                                                                         -----------          -----------
   Net loans                                                                738,196             636,550
                                                                         -----------          -----------

Premises and equipment                                                       14,116              12,359
Accrued interest receivable                                                   6,342               5,286
Intangible assets                                                             4,630               5,261
Other                                                                         2,887               4,971
                                                                         -----------          -----------
          Total assets                                                   $  915,167             889,531
                                                                         ===========          ===========

LIABILITIES
Deposits:   Demand - noninterest-bearing                                 $   70,634              63,881
            Savings, NOW, and money market                                  253,687             251,982
            Time deposits of $100,000 or more                               140,992             118,566
            Other time deposits                                             305,066             277,710
                                                                         -----------          -----------
               Total deposits                                               770,379             712,139
Borrowings                                                                   26,200              62,500
Accrued interest payable                                                      4,254               3,635
Other liabilities                                                             3,650               4,277
                                                                         -----------          -----------
     Total liabilities                                                      804,483             782,551
                                                                         -----------          -----------

SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Authorized: 12,500,000 shares
     Issued and outstanding: 8,827,341 shares in 2000 and
         8,848,962 shares in 1999                                            50,148              51,490
Retained earnings                                                            60,280              57,787
Accumulated other comprehensive income (loss)                                   256             (2,297)
                                                                         -----------          -----------
     Total shareholders' equity                                             110,684             106,980
                                                                         -----------          -----------
          Total liabilities and shareholders' equity                     $  915,167             889,531
                                                                         ===========          ===========


See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income
                  Years Ended December 31, 2000, 1999 and 1998



($ in thousands, except per share data)                               2000             1999             1998
                                                                 ---------------  ---------------  ---------------

INTEREST INCOME
Interest and fees on loans                                             $ 62,474           50,725           46,836
Interest on investment securities:
     Taxable interest income                                              8,482            8,581            8,179
     Tax-exempt interest income                                             866              949            1,086
Other, principally overnight investments                                  1,093            1,336            1,511
                                                                 ---------------  ---------------  ---------------
     Total interest income                                               72,915           61,591           57,612
                                                                 ---------------  ---------------  ---------------

INTEREST EXPENSE
Savings, NOW and money market                                             6,462            5,952            5,890
Time deposits of $100,000 or more                                         7,882            5,542            4,781
Other time deposits                                                      16,862           13,613           13,503
Borrowings                                                                3,014            1,381              896
                                                                 ---------------  ---------------  ---------------
     Total interest expense                                              34,220           26,488           25,070
                                                                 ---------------  ---------------  ---------------

Net interest income                                                      38,695           35,103           32,542
Provision for loan losses                                                 1,605              910              990
                                                                 ---------------  ---------------  ---------------
Net interest income after provision for loan losses                      37,090           34,193           31,552
                                                                 ---------------  ---------------  ---------------

NONINTEREST INCOME
Service charges on deposit accounts                                       3,118            2,993            2,728
Other service charges, commissions and fees                               1,852            1,616            1,298
Fees from presold mortgage loans                                            453              685              696
Commissions from sales of credit insurance                                  306              264              240
Data processing fees                                                        117               50                5
Loan sale gains                                                               -               34              227
Securities gains (losses), net                                          (1,919)               20               29
Branch sale gain                                                            808                -                -
Other gains (losses)                                                        (6)             (15)              (5)
                                                                 ---------------  ---------------  ---------------
     Total noninterest income                                             4,729            5,647            5,218
                                                                 ---------------  ---------------  ---------------

NONINTEREST EXPENSES
Salaries                                                                 10,138            9,241            8,385
Employee benefits                                                         2,543            2,468            2,292
                                                                ---------------  ---------------  ---------------
   Total personnel expense                                               12,681           11,709           10,677
Net occupancy expense                                                     1,507            1,417            1,201
Equipment related expenses                                                1,353            1,186              954
Merger expenses                                                           3,188                -                -
Other operating expenses                                                  8,012            7,440            6,833
                                                                 ---------------  ---------------  ---------------
     Total noninterest expenses                                          26,741           21,752           19,665
                                                                 ---------------  ---------------  ---------------

Income before income taxes                                               15,078           18,088           17,105
Income taxes                                                              5,736            6,234            6,132
                                                                 ---------------  ---------------  ---------------
NET INCOME                                                             $  9,342           11,854           10,973
                                                                 ===============  ===============  ===============

Earnings per share:
     Basic                                                             $   1.05             1.32             1.20
     Diluted                                                               1.03             1.27             1.13

Weighted average common shares outstanding:
     Basic                                                            8,897,966        8,966,921        9,149,143
     Diluted                                                          9,070,125        9,363,031        9,669,318


See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                  Years Ended December 31, 2000, 1999 and 1998


($ in thousands)                                             2000              1999              1998
------------------------------------------------------------------------------------------------------------
Net income                                                    $   9,342           11,854            10,973
                                                       -----------------  ----------------  ----------------
Other comprehensive income (loss):
   Unrealized gains (losses) on securities
     available for sale:
     Unrealized holding gains (losses) arising
        during the period, pretax                                 2,092           (4,247)             (190)
          Tax benefit (expense)                                    (806)           1,544                62
     Reclassification to realized (gains) losses                  1,919              (20)              (29)
          Tax expense (benefit)                                    (652)               7                10
                                                       -----------------  ---------------   ----------------
Other comprehensive income (loss)                                 2,553           (2,716)             (147)
                                                       -----------------  ---------------   ----------------
Comprehensive income                                          $  11,895            9,138            10,826
                                                       =================  ================  ================


See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                  Years Ended December 31, 2000, 1999 and 1998


                                                                                                  Accumulated        Total
                                                 Common Stock                                        Other          Share-
                                             ---------------------    Unearned       Retained     Comprehensive     holders'
(In thousands, except per share)               Shares     Amount    Compensation     Earnings     Income (Loss)      Equity
-------------------------------------------- --------- ----------- --------------- ------------ ---------------- --------------
Balances, January 1, 1998                       9,144     $54,374            (227)      50,545              566        105,258

Net income                                                                              10,973                          10,973
Cash dividends declared ($0.60 per share)                                               (5,506)                         (5,506)
Common stock issued under
     stock option plans                            47         218                                                          218
Purchases and retirement of common stock          (37)     (1,136)                                                      (1,136)
Earned ESOP compensation                                      189             140                                          329
Other comprehensive loss                                                                                   (147)          (147)
                                             --------- ----------- --------------- ------------ ---------------- --------------

Balances, December 31, 1998                     9,154      53,645             (87)      56,012              419        109,989
                                             --------- ----------- --------------- ------------ ---------------- --------------

Net income                                                                              11,854                          11,854
Cash dividends declared ($0.63 per share)                                               (5,656)                         (5,656)
Common stock issued under
     stock option plans                           179         539                                                          539
Common stock issued into
     dividend reinvestment plan                    16         296                                                          296
Purchases and retirement of common stock         (500)     (3,086)                      (4,423)                         (7,509)
Earned ESOP compensation                                       96              87                                          183
Other comprehensive loss                                                                                (2,716)        (2,716)
                                             --------- ----------- --------------- ------------ ---------------- --------------

Balances, December 31, 1999                     8,849      51,490               -       57,787          (2,297)        106,980
                                             --------- ----------- --------------- ------------ ---------------- --------------

Net income                                                                               9,342                           9,342
Cash dividends declared ($0.77 per share)                                               (6,849)                         (6,849)
Common stock issued under
     stock option plans                           140         408                                                          408
Tax benefit realized from exercise of
     nonqualified stock options                               790                                                          790
Common stock issued into
     dividend reinvestment plan                    22         344                                                          344
Purchases and retirement of common stock         (184)     (2,884)                                                      (2,884)
Other comprehensive income                                                                                2,553          2,553
                                             --------- ----------- --------------- ------------ ---------------- --------------

Balances, December 31, 2000                     8,827     $50,148               -       60,280              256        110,684
                                             ========= =========== =============== ============ ================ ==============


See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999 and 1998


($ in thousands)                                                                    2000              1999              1998
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                       $   9,342            11,854            10,973
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                       1,605               910               990
     Net security premium amortization                                                  60               483               422
     Gains on sales of loans                                                             -               (34)             (227)
     Proceeds from sales of loans                                                        -             3,688             6,664
     Losses (gains) on sales of securities available for sale                        1,919               (20)              (29)
     Gain from sale of branch                                                         (808)                -                 -
     Loss on disposal of premises and equipment                                         98                38                27
     Loan fees and costs deferred, net of amortization                                   8                22                21
     Depreciation of premises and equipment                                          1,217             1,117               861
     Amortization of intangible assets                                                 632               636               655
     Release of ESOP shares                                                              -               183               329
     Provision for deferred income taxes                                              (546)             (183)              192
     Decrease (increase) in accrued interest receivable                             (1,077)             (988)              391
     Decrease (increase) in other assets                                             1,299               676              (979)
     Increase in accrued interest payable                                              714               617               688
     Increase (decrease) in other liabilities                                         (325)              553              (466)
                                                                               --------------     -------------     -------------
          Net cash provided by operating activities                                 14,138            19,552            20,512
                                                                               --------------     -------------     -------------

Cash Flows From Investing Activities
     Purchases of securities available for sale                                    (21,967)          (53,960)          (69,180)
     Purchases of securities held to maturity                                         (170)          (27,926)           (5,759)
     Proceeds from sales of securities available for sale                           54,494             3,017             8,053
     Proceeds from maturities/issuer calls of
       securities available for sale                                                12,914            41,664            82,209
     Proceeds from maturities/issuer calls of
       securities held to maturity                                                   4,881             7,464             5,271
     Net increase in loans                                                        (105,581)          (80,132)          (92,459)
     Purchases of premises and equipment                                            (3,312)           (2,579)           (1,539)
     Net cash paid in sale of branch                                               (11,869)                -                 -
                                                                               --------------     -------------     -------------
          Net cash used in investing activities                                    (70,610)         (112,452)          (73,404)
                                                                               --------------     -------------     -------------

Cash Flows From Financing Activities
     Net increase in deposits                                                       73,320            55,991            85,016
     Proceeds from (repayments of) borrowings, net                                 (36,300)           56,500          (14,000)
     Cash dividends paid                                                            (6,318)           (5,624)           (5,334)
     Proceeds from issuance of common stock                                            752               835               218
     Purchases and retirement of common stock                                       (2,884)           (7,509)           (1,136)
                                                                               --------------     -------------     -------------
          Net cash provided by financing activities                                 28,570           100,193            64,764
                                                                               --------------     -------------     -------------

Increase (Decrease) In Cash And Cash Equivalents                                   (27,902)            7,293            11,872
Cash And Cash Equivalents, Beginning Of Period                                      58,341            51,048            39,176
                                                                               --------------     -------------     -------------
Cash And Cash Equivalents, End Of Period                                         $  30,439            58,341            51,048
                                                                               ==============     =============     =============

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the period for:
     Interest                                                                    $  33,601            25,871            24,382
     Income taxes                                                                    6,126             6,511             6,079
Non-cash transactions:
     Foreclosed loans transferred to other real estate                                   -               120                29
     Increase (decrease) in fair value of securities available for sale              4,011            (4,267)             (219)
     Premises and equipment transferred to other real estate                            85               315               206


See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

    (a) Basis of Presentation - The consolidated financial statements include the accounts of First Bancorp (the Company) and its wholly owned subsidiaries:
First Bank (the Bank) and its wholly owned subsidiaries - First Bank Insurance Services, Inc. (First Bank Insurance) and First Troy Realty Corporation (First
Troy); Montgomery Data Services, Inc. (Montgomery Data); and First Bancorp Financial Services, Inc., (First Bancorp Financial), formerly First Recovery, Inc. All significant intercompany accounts and transactions have been eliminated. The Company is a bank holding company. The principal activity of the Company is the ownership and operation of First Bank, a state chartered bank with its main office in Troy, North Carolina. The Company also owns and operates Montgomery Data, a data processing company, and First Bancorp Financial, a real estate investment subsidiary, both of which are also headquartered in Troy. First Bank Insurance is a provider of non-FDIC insured investment and insurance products. First Troy was formed in 1999 as a real estate investment trust and allows the Bank to centrally manage a portion of its real estate portfolio.

     As discussed in Note 2 below, during 2000 the Company completed the merger acquisition of First Savings Bancorp, Inc. This transaction was accounted for as a pooling-of-interests and, accordingly, all prior periods have been restated to include the combined results of the Company and First Savings Bancorp, Inc.

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

     A loan is placed on nonaccrual status when, in management's judgment, the collection of interest appears doubtful. The accrual of interest is discontinued on all loans that become 90 days or more past due with respect to principal or interest. While a loan is on nonaccrual status, the Company's policy is that all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off. Further cash receipts are recorded as interest income to the extent that any interest has been foregone. Loans are removed from nonaccrual status when they become current as to both principal and interest and when concern no longer exists as to the collectibility of principal or interest. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms.

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

     Periodically, the Company originates commercial loans that are intended for resale. The Company carries these loans at the lower of cost or fair value at each reporting date. There were no such loans held for sale as of December 31, 2000 or 1999.

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

    (j) Intangible Assets - The Company has recorded certain intangible assets in connection with branch and business acquisitions, principally deposit base premiums and goodwill. These intangibles are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 15 years. At December 31, 2000 and 1999, acquisition related intangibles that had not been fully amortized totaled $7,945,000, less accumulated amortization of $3,454,000 and $2,822,000, respectively. These intangible assets are subject to periodic review and are adjusted for any impairment in value.

     In accordance with applicable accounting standards, the Company records an intangible asset in connection with a defined benefit pension plan to fully accrue for its liability. This intangible asset is adjusted annually in accordance with actuarially determined amounts. The amount of this intangible asset was $138,000 at December 31, 2000 and 1999, respectively.

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

     The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Share:

                                                          For the Years Ended December 31,
                      --------------------------------------------------------------------------------------------------------
                                   2000                                 1999                               1998
                      ---------------------------------  ----------------------------------  ---------------------------------
($ in thousands,       Income     Shares         Per       Income      Shares       Per        Income      Shares       Per
except per share       (Numer     (Denom-       Share      (Numer      (Denom-     Share       (Numer      (Denom-     Share
amounts)               -ator)     inator)       Amount     -ator)      inator)     Amount      -ator)      inator)     Amount
                      --------  -----------  ----------  ----------  -----------  ---------  ----------  ----------  ---------
Basic EPS               $9,342    8,897,966     $  1.05     $11,854    8,966,921    $  1.32     $10,973   9,149,143    $  1.20
                                             ==========                           =========                          =========
Effect of dilutive
  securities                 -      172,159                       -      396,110                      -     520,175
                      --------  -----------              ----------  -----------             ----------  ----------
Diluted EPS             $9,342    9,070,125     $  1.03     $11,854    9,363,031    $  1.27     $10,973   9,669,318    $  1.13
                      ========  ===========  ==========  ==========  ===========  =========  ==========  ==========  =========

     For the years ended December 31, 2000, 1999, and 1998, there were 255,244, 42,750, and 10,000 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the year. These common stock equivalents have been omitted from the calculation of diluted earnings per share for their respective years.

     (m) Fair Value of Financial Instruments - SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS No. 107), requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions are set forth below for the Company's financial instruments.

     Cash and Due from Banks, Federal Funds Sold, Presold Mortgages in Process of Settlement, Accrued Interest Receivable, and Accrued Interest Payable - The carrying amounts approximate their fair value because of the short maturity of these financial instruments.

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

     Deposits - The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand as of December 31, 2000 and 1999. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

     Borrowings - The fair value of borrowings is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered by the Company's lenders for debt of similar remaining maturities.

     Commitments to Extend Credit and Standby Letters of Credit - At December 31, 2000 and 1999, the Company's off-balance sheet financial instruments had no carrying value. The large majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short terms to maturity. Therefore, the fair value for these financial instruments is considered to be immaterial.

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

    (p) Segment Reporting - Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. The Company's operations are primarily within the commercial banking segment, and the financial statements presented herein reflect the results of that segment. Also, the Company has no foreign operations or customers.

    (q)   Reclassifications   -  Certain  amounts  for  prior  years  have  been
reclassified to conform to the 2000 presentation. The reclassifications had no effect on net income or shareholders' equity as previously presented, nor did they materially impact trends in financial information.

Note 2.  Completed and Pending Acquisitions and Divestitures

     The Company has completed the following acquisitions:

     (a) First Savings Bancorp, Inc. - On September 14, 2000, the Company completed its merger with First Savings Bancorp, Inc., the holding company for First Savings Bank of Moore County, SSB (collectively referred to as "First Savings"). In accordance with the terms of the merger agreement, each share of First Savings stock was exchanged for 1.2468 shares of the Company's stock. These terms resulted in the Company issuing approximately 4,407,000 shares of stock to complete the transaction.

     The merger was accounted for as a pooling-of-interests and, accordingly, all financial results for prior periods have been restated to include the combined results of the Company and First Savings. Separate financial information of the combined entities as of and for the years ending December 31, 1999 and 1998 is as follows:

                                         First Bancorp            First Savings              Combined
                                         -------------           --------------              --------
                 1999                                            (in thousands)
    -------------------------------
    Total assets                          $  559,447                 330,084                 889,531
    Total revenue                             44,415                  22,823                  67,238
    Net interest income                       23,484                  11,619                  35,103
    Net income                                 6,619                   5,235                  11,854

                1998
    -------------------------------
    Total assets                          $  491,838                 287,801                 779,639
    Total revenue                             40,000                  22,830                  62,830
    Net interest income                       20,988                  11,554                  32,542
    Net income                                 5,683                   5,290                  10,973

     The Company incurred $3,188,000 in merger expenses in completing the transaction. The following table indicates the primary components of the $3,188,000 in merger expenses, including the amounts utilized through December 31, 2000, and the amounts remaining as accrued expenses in "other liabilities" at December 31, 2000:

                                                Total Merger-        Utilized through            Remaining Accrual
            (in thousands)                     Related Charges       December 31, 2000         at December 31, 2000
                                              ----------------      -------------------       ----------------------
Professional costs                               $  1,601                 1,601                            -
Employment contract payments                          958                   958                            -
Early  termination fees associated with
   vendor contracts                                   251                   171                           80
Equipment write-downs                                  98                    98                            -
Printing and filing fees                               97                    97                            -
Other                                                 183                   128                           55
                                              ----------------      -------------------       ----------------------
     Total                                       $  3,188                 3,053                          135
                                              ================      ===================       ======================

     To gain Federal Reserve approval for the merger with First Savings, the Company was required to divest the First Savings Bank branch located in Carthage, NC. This branch was sold to another North Carolina community bank in a transaction that was completed in November 2000. At the time of the divestiture, the Carthage branch had approximately $15.1 million in total deposits and $2.3 million in total loans. The sale of the branch resulted in a net gain of $808,000.

     (b) First Union Lillington branch - On November 14, 1997, First Bank acquired a First Union National Bank branch located in Lillington, North Carolina. Real and personal property acquired totaled approximately $237,000 and deposits assumed totaled approximately $14,345,000. No loans were included in the purchase. First Bank recorded an intangible asset of approximately $1,588,000 in connection with the transaction.

     (c) First Scotland Bank Laurinburg and Rockingham branches - On December 15, 1995, First Bank completed a cash acquisition of the Laurinburg and Rockingham branches of First Scotland Bank. A $786,000 intangible asset was recorded in addition to the approximately $15 million in assets and deposits that were acquired.

     (d) Central State Bank - On August 25, 1994, First Bank completed a cash acquisition of Central State Bank in High Point, North Carolina. The purchase of this institution, with approximately $35 million in assets, resulted in the Company recording intangible assets totaling approximately $5.8 million.

     The Company has the following acquisitions pending:

     (a) First Union branch purchases in Scotland and Robeson Counties - The Company announced on September 13, 2000 that it had reached an agreement with First Union National Bank to acquire four branches with aggregate deposits of approximately $105 million and aggregate loans of approximately $19 million. The four branches to be acquired are Lumberton, Pembroke, St. Pauls (all located in Robeson County, NC), and Laurinburg (Scotland County, NC). The closing of the transaction and the data conversion are expected to occur in the first quarter of 2001. Total intangible assets of approximately $15.7 million are expected to be recorded in connection with the purchase.

     (b) Century Bancorp, Inc. - The Company announced on October 20, 2000 that it had reached a definitive agreement to acquire Century Bancorp, Inc. ("Century"). Century is the holding company for Home Savings, Inc., SSB, a one branch savings institution located in Thomasville, NC. As of December 31, 2000, Century had total assets of $105 million, total loans of $91 million, and total deposits of $73 million. The terms of the agreement call for shareholders of Century to have the option to receive either $20.00 in cash or a fixed exchange ratio of 1.3333 shares of the Company's common stock for each share of Century common stock that they own. This election is subject to the requirement that, subject to certain possible adjustments that may be necessary to achieve the intended tax treatment, 60% of Century's shares outstanding will be exchanged for cash and 40% of Century's shares outstanding will be exchanged for shares of the Company's stock. To the extent that Century shareholders elect to receive more aggregate stock or cash consideration than permitted by the agreement, pro rata allocations will be made. This transaction is expect to close during the second quarter of 2001 and will be accounted for as a purchase transaction.

Note 3.  Securities

     The book values and approximate fair values of investment securities at December 31, 2000 and 1999 are summarized as follows:

                                                       2000                                           1999
                                 ----------------------------------------------  ---------------------------------------------
                                 Amortized     Fair             Unrealized       Amortized     Fair            Unrealized
                                   Cost        Value         Gains    (Losses)     Cost        Value         Gains   (Losses)
                                 ---------    -------       -------  ----------  ---------    -------       ------- ----------
(In thousands)

Securities available for sale:
  U.S. Treasury                   $ 5,508       5,527          19           -       5,558       5,600          42           -
  U.S. Government agencies         40,409      40,797         422        (34)      85,443      82,176          18     (3,285)
  Mortgage-backed securities       16,942      16,922          87       (107)      19,424      19,035          20       (409)
  State and local governments       1,230       1,249          19           -       2,604       2,619          16         (1)
  Equity securities                 5,125       5,102           -        (23)       3,604       3,575           -        (29)
                                 ---------    -------       -------  ----------  ---------    -------       ------- ----------
Total available for sale         $ 69,214      69,597         547       (164)     116,633     113,005          96     (3,724)
                                 =========    =======       =======  ==========  =========    =======       ======= ==========
Securities held to maturity:
  U.S. Government agencies       $ 11,854      11,578           -       (276)      13,015      13,000           -        (15)
  Mortgage-backed securities       19,879      19,642          12       (249)      22,104      21,059          17     (1,062)
  State and local governments      15,935      16,185         328        (78)      17,221      17,069         153       (305)
  Other                               256         256           -           -         297         297           -           -
                                 ---------    -------       -------  ----------  ---------    -------       ------- ----------
Total held to maturity           $ 47,924      47,661         340       (603)      52,637      51,425         170     (1,382)
                                 =========    =======       =======  ==========  =========    =======       ======= ==========

     Included in mortgage-backed securities at December 31, 2000 were collateralized mortgage obligations with an amortized cost of $13,543,000 and a fair value of $13,521,000. Included in mortgage-backed securities at December 31, 1999 were collateralized mortgage obligations with an amortized cost of $10,955,000 and a fair value of $10,824,000.

     The Company owned Federal Home Loan Bank stock with a cost and fair value of $4,692,000 at December 31, 2000 and $1,500,000 at December 31, 1999, which is included in equity securities above and serves as part of the collateral for the Company's line of credit with the Federal Home Loan Bank (see Note 8 for additional discussion). The investment in this stock is a requirement for membership in the Federal Home Loan Bank system.

    The book values and approximate fair values of investment securities at December 31, 2000, by contractual maturity, are summarized as in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Securities Available for Sale               Securities Held to Maturity
                                                        -----------------------------               ---------------------------
                                                         Amortized           Fair                    Amortized          Fair
(In thousands)                                             Cost              Value                      Cost            Value
                                                        ------------     ------------               ------------      ---------
Debt securities
    Due within one year                                  $   8,274           8,298                  $   1,802            1,806
    Due after one year but within five years                25,858          26,074                      5,398            5,459
    Due after five years but within ten years               13,015          13,201                     18,920           18,812
    Due after ten years                                          -               -                      1,925            1,942
    Mortgage-backed securities                              16,942          16,922                     19,879           19,642
                                                        ------------     ------------               ------------      ---------
       Total debt securities                                64,089          64,495                     47,924           47,661

Equity securities                                            5,125           5,102                          -                -
                                                        ------------     ------------               ------------      ---------
       Total securities                                  $  69,214          69,597                  $  47,924           47,661
                                                        ============     ============               ============      =========

     At December 31, 2000 and 1999, investment securities with book values of $32,156,000 and $22,941,000, respectively, were pledged as collateral for public and private deposits.

    Sales of securities available for sale with aggregate proceeds of $54,494,000 in 2000, $3,017,000 in 1999, and $8,053,000 in 1998 resulted in gross gains of $89,000 and gross losses of $2,008,000 in 2000, gross gains of $20,000 in 1999, and gross gains of $32,000 and gross losses of $3,000 in 1998.

Note 4.  Loans And Allowance For Loan Losses

    Loans at December 31, 2000 and 1999 are summarized as follows:

(In thousands)                                2000                  1999
                                           ---------              ---------
Commercial, financial, and agricultural    $  76,507                58,574
Real estate - construction                    57,608                36,823
Real estate - mortgage                       571,638               512,080
Installment loans to individuals              41,047                36,450
                                           ---------              ---------
    Subtotal                                 746,800               643,927
Unamortized net deferred loan fees             (711)                 (703)
                                           ---------              ---------
    Loans, net of deferred fees            $ 746,089               643,224
                                           =========              =========

    Loans described above as "Real estate - mortgage" included loans secured by 1-4 family dwellings in the amounts of $380,400,000 and $345,519,000 as of December 31, 2000 and 1999, respectively. The loans above also include loans to executive officers and directors and to their associates totaling approximately $8,578,000 and $6,997,000 at December 31, 2000 and 1999, respectively. During 2000, additions to such loans were approximately $2,979,000 and repayments totaled approximately $1,398,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features.

    Nonperforming assets at December 31, 2000 and 1999 are as follows:

(In thousands)                                      2000             1999
                                                 ---------         ---------

Loans:  Nonaccrual loans                         $     626            1,424
        Restructured loans                             237              257
                                                 ---------         ---------
Total nonperforming loans                              863            1,681
Other real estate (included in other assets)           893              906
                                                 ---------         ---------
     Total nonperforming assets                  $   1,756            2,587
                                                 =========         =========

    At December 31, 2000 and 1999 there were no loans 90 days or more past due that were still accruing interest.

    If the nonaccrual loans and restructured loans as of December 31, 2000, 1999 and 1998 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $62,000, $123,000 and $143,000 for nonaccrual loans and $27,000, $27,000 and $25,000 for restructured loans would have been recorded for 2000, 1999 and 1998, respectively. Interest income on such loans that was actually collected and included in net income in 2000, 1999, and 1998 amounted to approximately $38,000, $71,000 and $94,000 for nonaccrual loans (prior to their being placed on nonaccrual status) and $21,000, $24,000 and $24,000 for restructured loans, respectively.

    Activity in the allowance for loan losses for the years ended December 31, 2000, 1999 and 1998 is as follows:

(In thousands)                       2000        1999        1998
                                   -------     -------     -------

Balance, beginning of year         $ 6,674       6,100      5,383
Provision for loan losses            1,605         910        990
Recoveries of loans charged-off         89         112        169
Loans charged-off                     (475)       (448)      (442)
                                   -------     -------     -------
Balance, end of year               $ 7,893       6,674      6,100
                                   =======     =======     =======

     At December 31, 2000 and 1999, the recorded investment in loans considered to be impaired was $293,000 and $281,000, respectively, of which all were on a nonaccrual basis at each year end. The related allowance for loan losses for the impaired loans at December 31, 2000 and 1999 was $44,000 and $42,000, respectively. There were no impaired loans at December 31, 2000 or 1999 for which there was no related allowance. The average recorded investments in impaired loans during the years ended December 31, 2000, 1999, and 1998 were approximately $218,000, $123,000, and $110,000, respectively. For the years ended December 31, 2000, 1999, and 1998, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

Note 5.  Premises And Equipment

     Premises and equipment at December 31, 2000 and 1999 consist of the following:

(In thousands)                                           2000        1999
                                                      ---------    --------

Land                                                  $   2,759       2,544
Buildings                                                11,555      10,276
Furniture and equipment                                   9,339       8,344
Leasehold improvements                                      569         580
                                                      ---------    --------
    Total cost                                           24,222      21,744
Less accumulated depreciation and amortization          (10,106)     (9,385)
                                                      ---------    --------
    Net book value of premises and equipment          $  14,116      12,359
                                                      =========    ========

Note 6.  Income Taxes

     The components of income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 are as follows:

(In thousands)               2000           1999         1998
                           --------       --------     ---------
Current    - Federal       $  6,108         6,035        5,221
           - State              174           382          719
Deferred   - Federal           (546)         (183)         192
                           --------       --------     ---------
     Total                 $  5,736         6,234        6,132
                           ========       ========     =========

     The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2000 and 1999 are presented below:


(In thousands)                                                                      2000                    1999
                                                                                  ---------               --------
Deferred tax assets:
     Allowance for loan losses                                                    $   2,231                 1,779
     Excess book over tax retirement plan cost                                          142                   102
     Basis of investment in subsidiary                                                   69                    68
     Net loan fees recognized for tax reporting purposes                                 72                    71
     Reserve for employee medical expense for financial reporting purposes               12                    12
     Deferred compensation                                                               37                    40
     Excess of book over tax related to intangible assets                               114                    83
     Unrealized loss on securities available for sale                                     -                 1,330
     All other                                                                          144                   109
                                                                                  ---------               --------
        Gross deferred tax assets                                                     2,821                 3,594
         Less: Valuation allowance                                                     (118)                  (48)
                                                                                  ---------               --------
              Net deferred tax assets                                                 2,703                 3,546
                                                                                  ---------               --------
Deferred tax liabilities:
     Loan fees                                                                         (562)                 (486)
     Excess tax over book pension cost                                                  (25)                 (125)
     Depreciable basis of fixed assets                                                 (791)                 (750)
     Amortizable basis of intangible assets                                             (42)                  (49)
     Unrealized gain on securities available for sale                                  (130)                    -
     Book over tax basis in unconsolidated subsidiary                                     -                   (56)
     FHLB stock dividends                                                              (329)                 (333)
     All other                                                                          (39)                  (48)
                                                                                  ---------               --------
          Gross deferred tax liabilities                                             (1,918)               (1,847)
                                                                                  ---------               --------
              Net deferred tax asset (included in other assets)                   $     785                 1,699
                                                                                  =========               ========

     A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related current period deferred tax expense of approximately $1,460,000 as of December 31, 2000 has been recorded directly to shareholders' equity. The balance of the 2000 change in the net deferred tax asset of $546,000 is reflected as a deferred income tax benefit in the consolidated statement of income.

     The valuation allowance applies primarily to offset the recognition of deferred tax benefits on certain temporary differences for state income tax purposes. It is management's belief that the realization of the remaining net deferred tax assets is more likely than not.

     Retained income at December 31, 2000 and 1999 includes approximately $5,300,000 representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse or may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Bank's stock.

     The following is a reconcilement of federal income tax expense at the statutory rate of 34% to the income tax provision reported in the financial statements.

(In thousands)                                             2000       1999        1998
                                                        ---------    -------     -------
Tax provision at statutory rate                         $   5,127      6,150       5,816
Increase (decrease) in income taxes resulting from:
   Tax-exempt interest income                               (350)      (357)       (393)
   Non-deductible interest expense                             49         41          45
   Non-deductible portion of amortization of
     intangible assets                                        127        126         132
   State income taxes, net of federal benefit                 114        252         475
   Nondeductible acquisition costs                            572          -           -
   Other, net                                                  97         22          57
                                                        ---------    -------     -------
     Total                                              $   5,736      6,234       6,132
                                                        =========    =======     =======

Note 7.  Deposits

    At December 31, 2000, the scheduled maturities of time deposits are as follows:

                                     (In thousands)
                 2001                $    328,336
                 2002                      95,327
                 2003                      13,392
                 2004                       3,223
                 2005                       4,415
              Thereafter                    1,365
                                     ------------
                                     $    446,058
                                     ============


Note 8.  Borrowings

     The Company has three sources of borrowing capacity - 1) an approximately $120,000,000 line of credit with the Federal Home Loan Bank (FHLB), 2) a $15,000,000 overnight federal funds line of credit with a correspondent bank, and 3) an approximately $35,000,000 line of credit through the Federal Reserve Bank of Richmond's (FRB) discount window.

     The Company's line of credit with the FHLB totaling approximately $120,000,000 can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need and is secured by the Company's FHLB stock and a blanket lien on its one-to-four family residential loan portfolio. The following table presents information regarding the Company's outstanding FHLB borrowings at December 31, 2000 and 1999:


       2000                         Call Feature                     Amount                      Interest Rate
--------------------------  ----------------------------  -----------------------------  -----------------------------
Due on May 8, 2001                      None                      $ 5,000,000                     7.27% fixed
Due on May 31, 2001                     None                        1,200,000                     7.41% fixed
Due on May 6, 2002                      None                        5,000,000                     7.43% fixed
Due on May 5, 2003                      None                        5,000,000                     7.49% fixed
Due on April 22, 2004        Callable by FHLB on April              5,000,000                     5.01% fixed
                                      22, 2001
Due on April 21, 2009        Callable by FHLB on April              5,000,000                     5.26% fixed
                                      21, 2004            -----------------------------  -----------------------------
    Total FHLB
      borrowings/ weighted
      average rate                                                $ 26,200,000                        6.53%
                                                          =============================  =============================
       1999
--------------------------
Overnight borrowing                Not applicable                 $ 32,500,000                    4.55% adjusts daily
Due on January 29, 2000                 None                        15,000,000                    5.98% fixed
Due on April 22, 2004        Callable by FHLB on April               5,000,000                    5.01% fixed
                                      22, 2001
Due on May 12, 2004              Called by FHLB on                   5,000,000                    4.92% fixed
                                    May 14, 2000
Due on April 21, 2009        Callable by FHLB on April               5,000,000                    5.26% fixed
                                      21, 2004            -----------------------------  -----------------------------

    Total FHLB
      borrowings/ weighted
      average rate                                                $ 62,500,000                        5.02%
                                                          =============================  =============================

     The Company also has a correspondent bank relationship established that allows the Company to purchase up to $15,000,000 in federal funds on an overnight, unsecured basis. The Company had no borrowings outstanding under this line at December 31, 2000 or 1999. There was insignificant use of this line for the three years ended December 31, 2000, 1999 and 1998 with total interest expense incurred amounting to approximately $5,000 each year.

     During 1999, the Company established a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of the Company's commercial, consumer and real estate portfolio (not including 1-4 family). Based on the collateral owned by the Company as of December 31, 2000, the available line of credit is approximately $35,000,000. This line of credit was established primarily in connection with the Company's Y2K liquidity contingency plan. This line of credit has not been drawn on since inception and subsequent to December 31, 1999, the FRB stated that it would not expect lines of credit that have been granted to financial institutions to be a primary borrowing source. The Company plans to maintain this line of credit, although it is not expected that it will be drawn upon except in unusual circumstances.

Note 9.  Leases

     Certain bank premises are leased under operating lease agreements. Generally, operating leases contain renewal options on substantially the same basis as current rental terms. Rent expense charged to operations under all operating lease agreements was $234,000 in 2000, $213,000 in 1999, and $164,000 in 1998.

     Future obligations for minimum rentals under noncancelable operating leases at December 31, 2000 are as follows:

                                           (In thousands)

Year ending December 31:
        2001                                    $ 185
        2002                                      130
        2003                                       66
        2004                                       31
        2005                                       28
        Later years                                26
                                                -----
             Total                              $ 466
                                                =====

Note 10.  Employee Benefit Plans

     401(k) Plan. The Company sponsors a salary reduction profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed one year of service are eligible to participate in the plan. An eligible employee may contribute up to 14% of annual salary to the plan. The Company contributes an amount equal to 75% of the first 6% of the employee's salary contributed. Participants vest in Company contributions at the rate of 20% after one year of service, and 20% for each additional year of service, with 100% vesting after five years of service. The Company's matching contribution expense was $292,000, $239,000 and $196,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company made additional discretionary matching contributions to the plan of $150,000 in 2000 and $100,000 in 1999 and 1998.

     Pension Plan. The Company sponsors a noncontributory defined benefit retirement plan (the "Pension Plan"), which is intended to qualify under Section 401(a) of the Internal Revenue Code. Employees who have attained age 21 and completed one year of service are eligible to participate in the Retirement Plan. The Pension Plan provides for a monthly payment, at normal retirement age of 65, equal to one-twelfth of the sum of (i) 0.75% of Final Average Annual Compensation (5 highest consecutive calendar years earnings out of the last 10 years of employment) multiplied by the employee's years of service not in excess of 40 years, and (ii) 0.65% of Final Average Annual Compensation in excess of "covered compensation" multiplied by years of service not in excess of 35 years. "Covered compensation" means the average of the social security taxable wage base during the 35 year period ending with the year the employee attains social security retirement age. Early retirement, with reduced monthly benefits, is available at age 55 after 15 years of service. The Pension Plan provides for 100% vesting after 5 years of service, and provides for a death benefit to a vested participant's surviving spouse. The costs of benefits under the Retirement Plan, which are borne by First Bancorp and/or its subsidiaries, are computed actuarially and defrayed by earnings from the Retirement Plan's investments. The compensation covered by the Pension Plan includes total earnings before reduction for contributions to a cash or deferred profit-sharing plan (such as the 401(k) plan described above) and amounts used to pay group health insurance premiums and includes bonuses (such as amounts paid under the incentive compensation plan). Compensation for the purposes of the Pension Plan may not exceed statutory limits; such limit was $170,000 in 2000 and $160,000 in 1999 and 1998.

     The Company's contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes. The contributions are invested to provide for benefits under the Retirement Plan. At December 31, 2000, the Retirement Plan's assets were invested in Company common stock (8%), equity mutual funds (62%), and fixed income mutual funds (30%).

    The following table reconciles the beginning and ending balances of the Pension Plan's benefit obligation, as computed by the Company's independent actuarial consultants:

(In thousands)                                 2000        1999        1998
                                              -------     -------     -------

Benefit obligation at beginning of year       $ 3,879      4,052       3,254
Service cost                                      260        282         201
Interest cost                                     324        277         235
Actuarial loss (gain)                             392       (609)        473
Benefits paid                                    (151)      (123)       (111)
                                              -------     -------     -------
Benefit obligation at end of year             $ 4,704      3,879       4,052
                                              ========    =======     =======

     The following table reconciles the beginning and ending balances of the Pension Plan's assets:

(In thousands)                                  2000        1999        1998
                                              -------     -------     -------

Plan assets at beginning of year              $ 4,479      3,582       2,994
Actual return on plan assets                     (323)       804         504
Employer contributions                              -        216         195
Benefits paid                                    (151)      (123)       (111)
                                              -------     -------     -------
Plan assets at end of year                    $ 4,005      4,479       3,582
                                              ========    =======     =======

    The following table presents information regarding the funded status of the Pension Plan, the amounts not recognized in the consolidated balance sheets, and the amounts recognized in the consolidated balance sheets:

(In thousands)                                  2000            1999
                                              --------         -------

Funded status                                 $  (699)            600
Unrecognized net actuarial (gain) loss            260            (875)
Unrecognized prior service cost                   544             650
Unrecognized transition obligation                 55              57
                                              --------         -------
Prepaid pension cost                          $   160             432
                                              =======             ===


     Net pension cost for the Pension Plan included the following components for the years ended December 31, 2000, 1999 and 1998:

(In thousands)                                        2000     1999       1998
                                                     ------   ------     ------

Service cost - benefits earned during the period     $  260      282       201
Interest cost on projected benefit obligation           324      277       235
Expected return on plan assets                        (417)    (340)     (239)
Net amortization and deferral                           105      111       107
                                                     ------   ------    ------
     Net periodic pension cost                       $  272      330       304
                                                     ======   ======    ======


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

    The following table reconciles the beginning and ending balances of the SERP Plan's benefit obligation, as computed by the Company's independent actuarial consultants:

(In thousands)                                 2000       1999        1998
                                            --------   ----------  ---------
Benefit obligation at beginning of year     $    508         442        347
Effects of change in census information            -           -         34
Service cost                                      25          30         12
Interest cost                                     52          33         27
Actuarial loss                                   196          19         22
Benefits paid                                    (16)        (16)         -
                                            --------   ----------  ---------
Benefit obligation at end of year           $    765         508        442
                                            ========   ==========  =========

     The following table presents information regarding the funded status of the SERP Plan, the amounts not recognized in the consolidated balance sheets, and the amounts recognized in the consolidated balance sheets:

(In thousands)                                 2000                 1999
                                            ----------           ---------
Funded status                               $    (765)               (508)
Unrecognized net actuarial (gain)/loss            122                 (71)
Unrecognized prior service cost                   253                 290
Adjustment for minimum liability                 (118)               (111)
                                            ----------           ---------
Accrued pension cost                        $    (508)               (400)
                                            ==========           =========

     Net pension cost for the SERP Plan included the following components for the years ended December 31, 2000, 1999 and 1998:

(In thousands)                                           2000        1999      1998
                                                        ------      ------    ------
Service cost - benefits earned during the period        $   25          30        12
Interest cost on projected benefit obligation               52          33        27
Net amortization and deferral                               39          37        27
                                                        ------      ------    ------
     Net periodic pension cost                          $  116         100        66
                                                        ======      ======    ======

     The  following   assumptions   were  used  in  determining   the  actuarial
information for the Retirement Plan and the SERP Plan for the years ended December 31, 2000, 1999 and 1998:

                                                           2000                       1999                      1998
                                                 -------------------------  ------------------------  -------------------------
                                                 Retirement       SERP      Retirement      SERP       Retirement      SERP
                                                    Plan          Plan         Plan         Plan          Plan         Plan
                                                 -----------  ------------  -----------  -----------  ------------  -----------
Discount rate used to determine net
  periodic pension cost                             7.75%        7.75%         6.50%        6.50%        7.00%         7.00%
Discount rate used to calculate end of
  year liability disclosures                        7.75%        7.75%         7.75%        7.75%        6.50%         6.50%
Expected long-term rate of return on assets         9.50%         n/a          9.50%         n/a         8.00%          n/a
Rate of compensation increase                       5.00%        5.00%         5.00%        5.00%        5.00%         5.00%

     Included  in   intangible   assets  at  December   31,  2000  and  1999  is
approximately $138,000 that has been recognized in connection with the accrual of the additional minimum liability for the SERP Plan.

     Split Dollar Life Insurance Plan. Effective January 1, 1993, the Company adopted a Split Dollar Life Insurance Plan (the "Split Dollar Plan") whereby individual whole life insurance is made available to certain senior management executives designated and approved by the Board of Directors. Coverages for each executive are approximately $100,000. The Company pays the premiums under this plan and maintains a collateral interest in each participant's policy equal to the sum of premiums paid. If a policy is terminated or becomes payable because of the death of a participant, the premiums paid by the Company are recovered before any payment is made to the participant or the participant's beneficiary. In addition, the Company will recover its investment in the policy before transfer of the policy to the participant. Upon the death of a participant, the participant's designated beneficiary will receive a death benefit equal to the amount of coverage under his or her policy that is in excess of the amount of cumulative premiums paid by the Company. The amounts of insurance premiums paid by the Company in 2000, 1999 and 1998 under the Split-Dollar Plan on behalf of all executive officers as a group were $26,000, $24,000 and $22,000, respectively.

     First Savings Plans - First Savings maintained a defined contribution plan and an employee stock ownership plan ("ESOP") for its employees. The defined contribution plan was a profit sharing plan in which First Savings made annual contributions to the plan on behalf of eligible employees at levels determined by its board of directors based on company goals. The ESOP was created in 1994 at the time First Savings converted to stock form. At the time of the conversion, the ESOP borrowed $648,000 to purchase shares of First Savings stock. The loan was paid off over time from discretionary contributions made by First Savings.

     The defined contribution plan and the ESOP became inactive during 2000 as a result of the Company's acquisition of First Savings. The Company plans to terminate these plans as soon as permissible. No further contributions will be made to either plan. Total expenses recorded in the accompanying Consolidated Statements of Income for the years presented are as follows:

                                             2000        1999        1998
                                            ------      ------      ------
First Savings Defined Contribution Plan     $  163        143         163
First Savings ESOP                              -         133         274


Note 11.  Commitments And Contingencies

     See Note 9 with respect to future obligations under noncancelable operating leases.

     In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements. As of December 31, 2000, the Company had outstanding loan commitments of $140,559,000, of which $107,337,000 were at variable rates and $33,222,000 were at fixed rates. Included in outstanding loan commitments were unfunded commitments of $65,889,000 on revolving credit plans, of which $61,339,000 were at variable rates and $4,550,000 were at fixed rates. Additionally, standby letters of credit of approximately $2,836,000 and $2,332,000 were outstanding at December 31, 2000 and 1999, respectively. The Company's exposure to credit loss for the aforementioned commitments in the event of nonperformance by the party to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. However, management believes that these commitments represent no more than the normal lending risk that the Company commits to its borrowers. If these commitments are drawn, the Company plans to obtain collateral if it is deemed necessary based on management's credit evaluation of the counter-party. The types of collateral held varies but may include accounts receivable, inventory and commercial or residential real estate. Management expects any draws under existing commitments to be funded through normal operations.

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

Note 12.  Fair Value Of Financial Instruments

     Fair value estimates as of December 31, 2000 and 1999 and limitations thereon are set forth below for the Company's financial instruments. Please see
Note 1 for a discussion of fair value methods and assumptions, as well as fair value information for off-balance sheet financial instruments.

                                                December 31, 2000                         December 31, 1999
                                       -----------------------------------      ------------------------------------
                                         Carrying          Estimated Fair        Carrying           Estimated Fair
                                          Amount                Value             Amount                 Value
                                       ------------       ----------------      ------------       -----------------
(In thousands)
Cash and due from banks,
   noninterest-bearing                   $  20,940              20,940               30,629               30,629
Due from banks, interest-bearing             1,769               1,769               15,432               15,432
Federal funds sold                           7,730               7,730               12,280               12,280
Securities available for sale               69,597              69,597              113,005              113,005
Securities held to maturity                 47,924              47,661               52,637               51,425
Presold mortgages in process
   of settlement                             1,036               1,036                1,121                1,121
Loans, net of allowance                    738,196             730,987              636,550              635,789
Accrued interest receivable                  6,342               6,342                5,286                5,286
Deposits                                   770,379             771,171              712,379              712,693
Borrowings                                  26,200              26,367               62,500               62,044
Accrued interest payable                     4,254               4,254                3,635                3,635

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

     Since the inception of the Option Plan, each nonemployee director has been granted 1,500 Nonemployee Director Options on June 1 of each year. Employee Options were granted to substantially all officers at the inception of the Option Plan and since then have been granted to new officers, officers that have assumed increased responsibilities, and for performance rewards. For both Employee and Nonemployee Director Options, the option price is the fair market value of the stock at the date of grant. Employee Options vest 20% per year over a five-year period. However, as a result of the merger acquisition of First Savings Bancorp, Inc. discussed in Note 2, all Employee Options granted prior to September 14, 2000 outstanding as of that same date became 100% vested due to change-in-control provisions contained in the Employee Options. Director Options are 100% vested on the date of grant. All options expire not more than 10 years from the date of grant. Forfeited options become available for future grants.

     At December 31, 2000, there were 164,600 additional shares available for grant under the Option Plan. The per share weighted-average fair value of options granted during 2000, 1999, and 1998 was $4.50, $4.28, and $7.33, respectively on the date(s) of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                               2000             1999            1998
                              -------        ----------        -------
Expected dividend yield       4.67%          3.96%             1.90%
Risk-free interest rate       6.15%          5.49%             5.50%
Expected life                 8 years        7.25 years        8 years
Expected volatility           34.00%         25.00%            25.00%

     The Company also assumed three stock option plans in connection with its merger acquisition of First Savings. The three plans included two nonqualified plans for directors and an incentive plan for employees. In connection with the assumption of these three plans, 391,584 options (after adjusting for the exchange ratio) for shares of stock previously granted by First Savings were assumed. All unvested options of First Savings that were outstanding on September 14, 2000 became immediately vested as a result of change-in-control provisions contained in the plans that were triggered by the merger.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The pro forma net income for 2000 reflects the expense associated with the immediate vesting of all unvested options outstanding of the Company (the Company's options also all vested as a result of the merger) and First Savings as of September 14, 2000.

(In thousands except per share data)             2000       1999       1998
                                               --------    ------     -------

Net income:            As reported             $  9,342    11,854     10,973
                       Pro forma                  8,721    11,548     10,832

Earnings per share:    Basic - As reported         1.05      1.32       1.20
                       Basic - Pro forma           0.98      1.29       1.18

                       Diluted - As reported       1.03      1.27       1.13
                       Diluted - Pro forma         0.96      1.23       1.12

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

    The following table sets forth a summary of the activity of the Company's outstanding options, including the options related to First Savings, since December 31, 1997:

                                                                   Options Exercisable
                                    Options Outstanding               at Year End
                                    ---------------------        ----------------------
                                                Weighted-                     Weighted-
                                                 Average                       Average
                                    Number of   Exercise           Number of  Exercise
                                     Shares       Price             Shares      Price
                                    ---------   ---------        -----------  ---------
Balance at December 31, 1997         985,861     $  8.55           708,586     $  8.16
   Granted                            22,500       21.55
   Exercised                         (82,621)       8.02
   Forfeited                         (8,400)       17.28
   Expired                                 -           -

Balance at December 31, 1998         917,340        8.84           729,059        8.53
   Granted                           171,744       16.73
   Exercised                        (171,995)       7.93
   Forfeited                           (600)       18.50
   Expired                             (150)       18.50

Balance at December 31, 1999         916,339       10.77           693,183        9.43
   Granted                            25,000       15.30
   Exercised                       (241,244)        7.99
   Forfeited                         (1,200)       13.44
   Expired                                 -           -

Balance at December 31, 2000        698,895      $ 11.50           688,895     $ 11.45

The following table summarizes information about the stock options outstanding at December 31, 2000:

                                    Options Outstanding                         Options Exercisable
                     -----------------------------------------------    --------------------------------
                                      Weighted-Average    Weighted-                          Weighted-
                        Number           Remaining         Average           Number           Average
    Range of          Outstanding       Contractual       Exercise        Exercisable        Exercise
 Exercise Prices      at 12/31/00          Life            Price          at 12/31/00         Price
 ---------------     -------------    ----------------   -----------    ---------------    -------------
   $6 to $8.99          376,851              3.3         $     7.76           376,851       $     7.76
  $9 to $11.99           66,800              5.8              11.32            66,800            11.32
  $12 to $14.99          10,000              9.7              14.63                 -                -
  $15 to $17.99         203,244              8.4              16.54           203,244            16.54
  $18 to $20.99          27,000              7.0              19.10            27,000            19.10
   $21 to $22            15,000              7.4              22.00            15,000            22.00
                     -------------    ----------------   -----------    ---------------    -------------
                        698,895              5.3         $    11.50           688,895       $    11.45
                     =============    ================   ===========    ===============    =============

Note 14.  Regulatory Restrictions

     The Company is regulated by the Board of Governors of the Federal Reserve System ("FED") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Office of the Commissioner of Banks.

     The primary source of funds for the payment of dividends by First Bancorp is dividends received from its subsidiary, First Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2000, the Bank had undivided profits of approximately $54,041,000 which were available for the payment of dividends. As of December 31, 2000, approximately $54,028,000 of the Company's investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.

     The Company and the Bank must comply with regulatory capital requirements established by the FED and FDIC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require the Company and the Bank to maintain minimum ratios of "Tier 1" capital to total risk-weighted assets ("Tier I Capital Ratio") and total capital to risk-weighted assets of 4.00% and 8.00% ("Total Capital Ratio"), respectively. Tier 1 capital is comprised of total shareholders' equity calculated in accordance with generally accepted accounting principles, excluding unrealized gains or losses from the securities available for sale, less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which for the Company and the Bank is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company and the Bank, adjusted for their related risk levels using formulas set forth in FED and FDIC regulations.

     In addition to the risk-based capital requirements described above, the Company and the Bank are subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital (as defined above) to quarterly average total assets ("Leverage Ratio) of 3.00% to 5.00%, depending upon the institution's composite ratings as determined by its regulators. The FED has not advised the Company of any requirement specifically applicable to it.

     In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines applicable to banks for classification as "well capitalized," which are presented with the minimum ratios, the Company's ratios and the Bank's ratios as of December 31, 2000 and 1999 in the following table. Based on the most recent notification from its regulators, the Bank is well capitalized under the framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

                                                                                          To Be Well Capitalized
                                                                   For Capital           Under Prompt Corrective
                                       Actual                   Adequacy Purposes           Action Provisions
                               -------------------------    --------------------------  --------------------------
($ in thousands)                   Amount         Ratio         Amount        Ratio         Amount        Ratio
                               ------------     --------    ------------    ----------  ------------    ----------
                                                              (must equal or exceed)      (must equal or exceed)
As of December 31, 2000
     Total Capital Ratio
         Company                $ 113,691         16.40%        55,470         8.00%           N/A           N/A
         Bank                     111,332         16.08%        55,384         8.00%        69,230        10.00%
     Tier I Capital Ratio
         Company                  105,798         15.43%        27,419         4.00%           N/A           N/A
          Bank                    103,439         15.11%        27,376         4.00%        41,064         6.00%
     Leverage Ratio
         Company                  105,798         11.60%        36,472         4.00%           N/A           N/A
         Bank                     103,439         11.36%        36,432         4.00%        45,540         5.00%

As of December 31, 1999
     Total Capital Ratio
         Company                $ 110,690         18.82%        47,048         8.00%           N/A           N/A
         Bank                     108,837         18.47%        46,967         8.00%        58,708        10.00%
     Tier I Capital Ratio
         Company                  104,016         17.89%        23,257         4.00%           N/A           N/A
         Bank                     100,944         17.36%        23,216         4.00%        34,824         6.00%
     Leverage Ratio
         Company                  104,016         11.91%        34,944         4.00%           N/A           N/A
         Bank                     100,944         11.56%        34,943         4.00%        43,679         5.00%

     The average reserve balance maintained under the requirements of the Federal Reserve was approximately $12,000,000 for the year ended December 31, 2000.

Note 15.  Supplementary Income Statement Information

     Components of other operating expenses exceeding 1% of total income for any of the years ended December 31, 2000, 1999 and 1998 are as follows:

(In thousands)                          2000          1999          1998
                                      --------      --------     --------
Amortization of intangible assets     $    632           636          655
Stationery and supplies                  1,174           893          827

Note 16.  Condensed Parent Company Information

   Condensed financial data for First Bancorp (parent company only) follows:

CONDENSED BALANCE SHEETS                                  As of December 31,
                                                        ----------------------
(In thousands)                                            2000          1999
                                                        ---------     --------
Assets
------
Cash on deposit with bank subsidiary                    $   2,861        1,847

Securities available for sale at fair value                     -          711

Investment in wholly-owned subsidiaries, at equity        109,791      105,062

Land                                                            7            7

Other assets                                                   49          853
                                                        ---------     --------
         Total assets                                   $ 112,708      108,480
                                                        =========     ========

Liabilities and shareholders' equity
------------------------------------
Other liabilities                                       $   2,024        1,500

Shareholders' equity                                      110,684      106,980
                                                        ---------     --------
         Total liabilities and shareholders' equity     $ 112,708      108,480
                                                        =========     ========

CONDENSED STATEMENTS OF INCOME                                            Year Ended December 31,
                                                         ----------------------------------------------------------
(In thousands)                                               2000                   1999                  1998
                                                         ------------           ------------          -------------
Dividends from wholly-owned subsidiaries                 $    9,025                  2,175                 2,050
Undistributed earnings of wholly-owned subsidiaries           1,387                 10,017                 8,777
Merger expenses incurred by parent company                    (810)                      -                     -
All other income and expenses, net                            (260)                  (338)                   146
                                                         ------------           ------------          -------------
          Net income                                     $    9,342                 11,854                10,973
                                                         ============           ============          =============

CONDENSED STATEMENTS OF CASH FLOWS                                       Year Ended December 31,
                                                           ------------------------------------------------------
(In thousands)                                                 2000                 1999                  1998
                                                           ------------         -----------           -----------
Operating Activities:
     Net income                                            $      9,342              11,854                10,973
     Equity in undistributed earnings of subsidiaries            (1,387)            (10,017)               (8,777)
     Decrease (increase) in other assets                            804                (320)                1,879
     Decrease in other liabilities                                   (6)                (67)                  (20)
                                                           ------------         -----------           -----------
          Total - operating activities                            8,753               1,450                 4,055
                                                           ------------         -----------           -----------
Investing Activities:
     Purchases of securities available for sale                       -             (2,413)               (2,204)
     Sales of securities available for sale                         711              12,452                 2,264
                                                           ------------         -----------           -----------
          Total - investing activities                              711              10,039                    60
                                                           ------------         -----------           -----------
Financing Activities
      Payment of cash dividends                                  (6,318)             (5,624)               (5,334)
      Proceeds from issuance of common stock                        752                 835                   218
      Purchases and retirement of common stock                   (2,884)             (7,509)               (1,136)
                                                           ------------         -----------           -----------
          Total - financing activities                           (8,450)            (12,298)               (6,252)
                                                           ------------         -----------           -----------
Net increase (decrease) in cash and cash equivalents              1,014                (809)               (2,137)
Cash and cash equivalents, beginning of year                      1,847               2,656                 4,793
                                                           ------------         -----------           -----------
Cash and cash equivalents, end of year                     $      2,861               1,847                 2,656
                                                           ============         ===========           ===========

Note 17.  Recent Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards (`SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This Statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and was adopted by the Company on January 1, 2001. On January 1, 2001, the Company transferred held-to-maturity securities with an amortized cost of approximately $19.9 million to the available-for-sale category at fair value as allowed by SFAS No. 133. Such transfers from the held-to-maturity category at the date of initial adoption shall not call into question the Company's intent to hold other debt securities to maturity in the future. The unrealized loss at the time of the transfer was approximately $240,000. The Company does not engage in any hedging activities, and other than the aforementioned transfer of securities, the adoption of the statement had no impact on the Company.

     The FASB has also issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for the recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is not expected to materially impact the Company.

                       Independent Auditors' Report

The Board of Directors
First Bancorp

    We have audited the accompanying consolidated balance sheets of First Bancorp and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                 /s/ KPMG LLP


Raleigh, North Carolina
January 24, 2001

Part II.  Other Information

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the two years ended December 31, 2000, and any subsequent interim periods, there were no changes in accountants and/or disagreements on any matters of accounting principles or practices or financial statement disclosures.

PART III

Item 10.  Directors and Executive Officers of the Registrant

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

10.u Purchase and Assumption Agreement with Bank of Davie, dated August 22, 2000 was filed as Exhibit 10.u to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and is incorporated herein by reference.

10.v Purchase and Assumption Agreement with First Union National Bank, dated September 13, 2000 was filed as Exhibit 10.v to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and is incorporated herein by reference.

10.w Employment Agreement between the Company and John F. Burns dated September 14, 2000 was filed as Exhibit 10.w to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and is incorporated herein by reference. (*)

10.x Definitive Merger Agreement with Century Bancorp, Inc. dated October 19, 2000 was filed on Form 8-K on October 20, 2000 and is incorporated herein by reference.

10.y Employee Stock Option Plan of First Savings Bank of Moore County, Inc., SSB, was filed by First Savings Bancorp, Inc. as Exhibit
           (10)(ii)(a) to its Registration Statement on Form 8-A, Registration No. 0-27-098, dated October 26, 1995, and is incorporated herein by reference. (*)

10.z Director Stock Option Plan of First Savings Bank of Moore County, Inc., SSB, was filed by First Savings Bancorp, Inc. as Exhibit
           (10)(ii)(b) to its Registration Statement on Form 8-A, Registration No. 0-27-098, dated October 26, 1995, and is incorporated herein by reference. (*)

10.aa First Savings Bancorp, Inc. Second Nonqualified Stock Option Plan for Directors, dated June 30, 1999 was filed as Exhibit (10)(ii)(g) to its Form 10-K for the twelve months ended June 30, 1999, and is incorporated herein by reference. (*)

21         List of Subsidiaries of Registrant.

23.a       Consent of Independent Auditors of Registrant, KPMG LLP

(b) The Registrant filed one report on Form 8-K during the quarter ended December 31, 2000, which was filed on October 20, 2000 and disclosed under Item 7, reporting its signing of a definitive merger agreement with Century Bancorp, Inc.

(c)        Exhibits - see (a)(3) above

(d)        No financial statement schedules are filed herewith.



Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Troy, and State of North Carolina, on the 20th day of February, 2001.

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

                               Executive Officers

                               /s/ James H. Garner
                               -------------------
                                 James H. Garner
                President, Chief Executive Officer and Treasurer

/s/ Anna G. Hollers                            /s/ Eric P. Credle
-------------------                            ------------------
Anna G. Hollers                                Eric P. Credle
Executive Vice President                       Senior Vice President
Secretary                                      Chief Financial Officer
February 20, 2001                              (Principal Accounting Officer)
                                               February 20, 2001

                                               Board of Directors

/s/ Jack D. Briggs                             /s/ William E. Samuels
------------------                             ----------------------
Jack D. Briggs                                 William E. Samuels
Chairman of the Board                          Vice-Chairman of the Board
Director                                       Director
February 20, 2001                              February 20, 2001

/s/ H. David Bruton                            /s/ Thomas F. Phillips
-------------------                            ----------------------
H. David Bruton                                Thomas F. Phillips
Director                                       Director
February 20, 2001                              February 20, 2001

/s/ David L. Burns                             /s/ G.T. Rabe, Jr.
------------------                             ------------------
David L. Burns                                 G.T. Rabe, Jr.
Director                                       Director
February 20, 2001                              February 20, 2001

/s/ John F. Burns                              /s/ Edward T. Taws
-----------------                              ------------------
John F. Burns                                  Edward T. Taws
Director                                       Director
February 20, 2001                              February 20, 2001

/s/ Felton J. Capel                            /s/ Frederick H. Taylor
 ------------------                            -----------------------
Felton J. Capel                                Frederick H. Taylor
Director                                       Director
February 20, 2001                              February 20, 2001

/s/ Jesse S. Capel                             /s/ Virginia C. Thomasson
 -----------------                             -------------------------
Jesse S. Capel                                 Virginia C. Thomasson
Director                                       Director
February 20, 2001                              February 20, 2001

/s/ James H. Garner                            /s/ Goldie H. Wallace
 ------------------                            ---------------------
James H. Garner                                Goldie H. Wallace
Director                                       Director
February 20, 2001                              February 20, 2001

/s/ Frank G. Hardister                         /s/ A. Jordan Washburn
 ---------------------                         ----------------------
Frank G. Hardister                             A. Jordan Washburn
Director                                       Director
February 20, 2001                              February 20, 2001

/s/ George R. Perkins                          /s/ John C. Willis
---------------------                          ------------------
George R. Perkins                              John C. Willis
Director                                       Director
February 20, 2001                              February 20, 2001

                          EXHIBIT CROSS REFERENCE INDEX


     Exhibit                                                                                                   Page(s)
     -------                                                                                                   -------
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

     3.a.iv.   Copy of the amendment to Article IV of the Articles of Incorporation                               *

     3.b.i     Copy of the Bylaws of the Registrant                                                               *

     3.b.ii.   Copy of the amendment to the Bylaws replacing Section 3.04 of Article 3                            *

     3.b.iii   Copy of the amendment to the Bylaws amending Section 3.19 of Article Three                         *

     3.b.iv    Copy of the amendment to the Bylaws replacing Section 3.02                                         *

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

     10.i      First Bancorp 1994 Stock Option Plan                                                               *

     10.j      Amendment to the First Bancorp Savings Plus and Profit Sharing Plan                                *

     10.k      Employment Agreement between the Company and James H. Garner                                       *

     10.l      Employment Agreement between the Company and Anna G. Hollers                                       *

     10.m      Employment Agreement between the Company and Teresa C. Nixon                                       *

     10.n      First Amendment to the First Bancorp Supplemental Executive Retirement Plan                        *


     Exhibit                                                                                                   Page(s)
     -------                                                                                                   -------
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

     10.q      Employment Agreement between the Company and David G. Grigg                                        *

     10.r      Definitive Merger Agreement with First Savings Bancorp, Inc.                                       *

     10.s      Amendment and Waiver to Merger Agreement with First Savings Bancorp, Inc.                          *

     10.t      Second Amendment and Waiver to Merger Agreement with First Savings Bancorp, Inc.                   *

     10.u      Purchase and Assumption Agreement with Bank of Davie                                               *

     10.v      Purchase and Assumption Agreement with First Union National Bank                                   *

     10.w      Employment Agreement between the Company and John F. Burns                                         *

     10.x      Definitive Merger Agreement with Century Bancorp, Inc.                                             *

     10.y      Employee Stock Option Plan of First Savings Bank of Moore County, Inc., SSB                        *

     10.z      Director Stock Option Plan of First Savings Bank of Moore County, Inc., SSB                        *

     10.aa     First Savings Bancorp, Inc. Second Nonqualified Stock Option Plan for Directors                    *

     21        List of Subsidiaries of Registrant                                                                80

     23.a      Consent of Independent Auditors                                                                   81


               * Incorporated herein by reference.