Form 10-Q
period 2001-03-31
FIRST BANCORP /NC/
filed 2001-05-15
CIK 811589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             -----------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 2001

                         Commission File Number 0-15572


                                  FIRST BANCORP
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           North Carolina                                      56-1421916
----------------------------------------                ----------------------
       (State or Other Jurisdiction of                     (I.R.S. Employer
       Incorporation or Organization)                   Identification Number)


  341 North Main Street, Troy, North Carolina                27371-0508
------------------------------------------------        ---------------------
      (Address of Principal Executive Offices)               (Zip Code)

 (Registrant's telephone number, including area code)     (910)   576-6171
                                                        ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] YES [ ] NO

     As of April 30, 2001, 8,760,186 shares of the registrant's Common Stock, no par value, were outstanding. The registrant had no other classes of securities outstanding.

                                      INDEX
                         FIRST BANCORP AND SUBSIDIARIES


                                                                         Page
                                                                         ----
Part I.  Financial Information

Item 1 - Financial Statements

   CONSOLIDATED BALANCE SHEETS -
   March 31, 2001 and 2000
   (With Comparative Amounts at December 31, 2000)                         3

   CONSOLIDATED STATEMENTS OF INCOME -
   For the Periods Ended March 31, 2001 and 2000                           4

   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME -
   For the Periods Ended March 31, 2001 and 2000                           5

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY -
   For the Periods Ended March 31, 2001 and 2000                           6

   CONSOLIDATED STATEMENTS OF CASH FLOWS -
   For the Periods Ended March 31, 2001 and 2000                           7



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 8

 Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition                11

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk      19


 Part II.  Other Information

 Item 5 - Other Information                                               22

 Item 6 - Exhibits and Reports on Form 8-K                                22

 Signatures                                                               26

Part I.  Financial Information
Item 1 - Financial Statements


                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets


                                                                          March 31,         December 31,         March 31,
($ in thousands-unaudited)                                                   2001               2000                2000
---------------------------------------------------------------------  -----------------  ------------------  -----------------

ASSETS
Cash & due from banks, noninterest-bearing                              $     24,944              20,940             22,143
Due from banks, interest-bearing                                              69,464               1,769             28,947
Federal funds sold                                                            17,674               7,730              8,811
                                                                       -----------------  ------------------  -----------------
     Total cash and cash equivalents                                         112,082              30,439             59,901
                                                                       -----------------  ------------------  -----------------

Securities available for sale (costs of $93,031,
     $69,214, and $114,948)                                                   94,168              69,597            111,236

Securities held to maturity (fair values of $16,768,
      $47,661, and $50,327)                                                   16,273              47,924             51,584

Presold mortgages in process of settlement                                     3,738               1,036                661

Loans                                                                        770,749             746,089            673,089
   Less:  Allowance for loan losses                                          (8,386)             (7,893)            (6,908)
                                                                      -----------------  ------------------  -----------------
   Net loans                                                                 762,363             738,196            666,181
                                                                      -----------------  ------------------  -----------------

Premises and equipment                                                        16,106              14,116             12,688
Accrued interest receivable                                                    6,232               6,342              5,440
Intangible assets                                                             18,910               4,630              5,104
Other                                                                          3,206               2,887              5,695
                                                                       -----------------  ------------------  -----------------
        Total assets                                                    $  1,033,078             915,167            918,490
                                                                       =================  ==================  =================

LIABILITIES
Deposits: Demand - noninterest-bearing                                  $     89,538              70,634             71,358
          Savings, NOW, and money market                                     295,800             253,687            255,679
          Time deposits of $100,000 or more                                  160,677             140,992            128,277
          Other time deposits                                                341,798             305,066            276,078
                                                                       -----------------  ------------------  -----------------
               Total deposits                                                887,813             770,379            731,392
Borrowings                                                                    26,200              26,200             70,500
Accrued interest payable                                                       4,322               4,254              3,660
Other liabilities                                                              3,941               3,650              4,694
                                                                       -----------------  ------------------  -----------------
     Total liabilities                                                       922,276             804,483            810,246
                                                                       -----------------  ------------------  -----------------

SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Issued and outstanding:  8,755,161,
     8,827,341, and 8,911,475 shares                                          48,476              50,148             51,106
Retained earnings                                                             61,578              60,280             59,586
Accumulated other comprehensive income (loss)                                    748                 256            (2,448)
                                                                       -----------------  ------------------  -----------------
     Total shareholders' equity                                              110,802             110,684            108,244
                                                                       -----------------  ------------------  -----------------
          Total liabilities and shareholders' equity                    $  1,033,078             915,167            918,490
                                                                       =================  ==================  =================

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income

                                                                          Three Months Ended
                                                                              March 31,
                                                                  -----------------------------------
($ in thousands, except share data-unaudited)                           2001              2000
-----------------------------------------------------------------------------------------------------

INTEREST INCOME
Interest and fees on loans                                           $  16,422            14,171
Interest on investment securities:
     Taxable interest income                                             1,599             2,302
     Tax-exempt interest income                                            206               230
Other, principally overnight investments                                   197               234
                                                                     ---------         ---------
     Total interest income                                              18,424            16,937
                                                                     ---------         ---------

INTEREST EXPENSE
Savings, NOW and money market                                            1,555             1,502
Time deposits of $100,000 or more                                        2,370             1,727
Other time deposits                                                      4,656             3,604
Borrowings                                                                 524               710
                                                                     ---------         ---------
     Total interest expense                                              9,105             7,543
                                                                     ---------         ---------


Net interest income                                                      9,319             9,394
Provision for loan losses                                                  220               310
                                                                     ---------         ---------

Net interest income after provision
   for loan losses                                                       9,099             9,084
                                                                     ---------         ---------

NONINTEREST INCOME
Service charges on deposit accounts                                        908               746
Other service charges, commissions and fees                                580               507
Fees from presold mortgages                                                138                89
Commissions from sales of credit insurance                                 152               145
Data processing fees                                                        47                20
Other gains (losses)                                                        37              (10)
                                                                     ---------         ---------
     Total noninterest income                                            1,862             1,497
                                                                     ---------         ---------

NONINTEREST EXPENSES
Salaries                                                                 2,791             2,525
Employee benefits                                                          614               664
                                                                     ---------         ---------
   Total personnel expense                                               3,405             3,189
Net occupancy expense                                                      402               378
Equipment related expenses                                                 373               300
Intangibles amortization                                                   182               158
Other operating expenses                                                 1,703             1,621
                                                                     ---------         ---------
     Total noninterest expenses                                          6,065             5,646
                                                                     ---------         ---------


Income before income taxes                                               4,896             4,935
Income taxes                                                             1,672             1,697
                                                                     ---------         ---------

NET INCOME                                                           $   3,224             3,238
                                                                     =========         =========

Earnings per share:
     Basic                                                           $    0.37              0.37
     Diluted                                                              0.36              0.36

Weighted average common shares outstanding:
     Basic                                                           8,774,877         8,865,941
     Diluted                                                         8,987,252         9,098,387

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income


                                                                            Three Months Ended
                                                                                March 31,
                                                                    ---------------------------------
($ in thousands-unaudited)                                              2001              2000
-----------------------------------------------------------------------------------------------------
Net income                                                               $   3,224             3,238
                                                                   ---------------   ---------------
Other comprehensive income (loss):
   Unrealized gains (losses) on securities
     available for sale:
     Unrealized holding gains (losses) arising
        during the period, pretax                                              754              (228)
           Tax benefit (expense)                                              (262)               77
                                                                   ---------------   ---------------
Other comprehensive income (loss)                                              492              (151)
                                                                   ---------------   ---------------
Comprehensive income                                                     $   3,716             3,087
                                                                   ===============   ===============

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Shareholders' Equity

                                                                                                Accumulated
                                                                                                   Other           Share-
                                                       Common Stock             Retained       Comprehensive       holders'
(In thousands, except per share - unaudited)     Shares          Amount          Earnings      Income (Loss)       Equity
--------------------------------------------- ------------- ----------------- --------------- ---------------- ---------------
Balances, January 1, 2000                         8,849       $    51,490          57,787          (2,297)         106,980

Net income                                                                          3,238                            3,238
Cash dividends declared ($0.17 per share)                                         (1,439)                          (1,439)
Common stock issued under
     stock option plan                              106               312                                              312
Purchases and retirement of common
     stock                                         (44)             (696)                                            (696)
Other comprehensive loss                                                                             (151)           (151)
                                              ------------- ----------------- --------------- ---------------- ---------------
Balances, March 31, 2000                          8,911       $    51,106          59,586          (2,448)         108,244
                                              ============= ================= =============== ================ ===============

Balances, January 1, 2001                         8,827       $    50,148          60,280              256         110,684

Net income                                                                          3,224                            3,224
Cash dividends declared ($0.22 per share)                                         (1,926)                          (1,926)
Common stock issued under                            23                68                                               68
     stock option plan
Purchases and retirement of common
     stock                                         (95)           (1,740)                                          (1,740)
Other comprehensive income                                                                             492             492
                                              ------------- ----------------- --------------- ---------------- ---------------
Balances, March 31, 2001                          8,755       $    48,476          61,578              748         110,802
                                              ============= ================= =============== ================ ===============


See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                             --------------------------------
($ in thousands-unaudited)                                                                       2001             2000
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                  $   3,224             3,238
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                                    220               310
     Net security premium amortization                                                             22               139
     Gain on disposal of other real estate                                                        (37)               --
     Loan fees and costs deferred, net of amortization                                            (41)               41
     Depreciation of premises and equipment                                                       321               284
     Amortization of intangible assets                                                            182               158
     Deferred income tax benefit                                                                  (82)             (101)
     Decrease (increase) in accrued interest receivable                                           110              (154)
     Increase in other assets                                                                  (2,701)             (231)
     Decrease in accrued interest payable                                                        (176)             (183)
     Increase in other liabilities                                                                297               534
                                                                                            ---------            ------
          Net cash provided by operating activities                                             1,339             4,035
                                                                                            ---------            ------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale                                                    --            (4,886)
     Purchases of securities held to maturity                                                      (1)             (167)
     Proceeds from maturities/issuer calls of securities available for sale                     6,667             6,440
     Proceeds from maturities/issuer calls of securities held to maturity                       1,148             1,212
     Net increase in loans                                                                     (8,072)          (29,982)
     Purchases of premises and equipment                                                         (870)             (613)
     Net cash received in purchase of branches                                                 70,201                --
                                                                                            ---------            ------
          Net cash provided (used) in investing activities                                     69,073           (27,996)
                                                                                            ---------            ------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                                  14,847            19,253
     Net change in borrowings                                                                      --             8,000
     Cash dividends paid                                                                       (1,944)           (1,348)
     Proceeds from issuance of common stock                                                        68               312
     Purchases and retirement of common stock                                                  (1,740)             (696)
                                                                                            ---------         ---------
          Net cash provided by financing activities                                            11,231            25,521
                                                                                            ---------         ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                                          81,643             1,560
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 30,439            58,341
                                                                                            ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $ 112,082            59,901
                                                                                            =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                               $   9,037             7,726
     Income taxes                                                                                 703               796
Non-cash transactions:
     Transfer of securities from held to maturity to available for sale - fair value           31,220                --
     Unrealized gain (loss) on securities available for sale                                      754               (84)
     Foreclosed loans transferred to other real estate                                            121                --
     Premises and equipment transferred to other real estate                                      425                --

See notes to consolidated financial statements.

                         First Bancorp And Subsidiaries
                   Notes To Consolidated Financial Statements


(unaudited)                      For the Periods Ended March 31, 2001 and 2000
-------------------------------------------------------------------------------

NOTE 1 - Basis of Presentation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of March 31, 2001 and 2000 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 2001 and 2000. Reference is made to the 2000 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. As discussed in Note 6 below, all prior period financial information has been restated to include historical information for a company acquired in a transaction accounted for as a pooling-of-interests. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Reclassifications

     Certain amounts reported in the period ended March 31, 2000 have been reclassified to conform with the presentation for March 31, 2001. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

NOTE 3 - Earnings Per Share

     Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share includes the potentially dilutive effects of the Company's stock option plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                             For the Three Months Ended March 31,
                                        -----------------------------------------------------------------------------
                                                         2001                                    2000
                                        -------------------------------------   -------------------------------------
                                          Income       Shares                    Income        Shares
($ in thousands except per                (Numer-      (Denom-      Per Share     (Numer-      (Denom-      Per Share
    share amounts)                         ator)       inator)       Amount        ator)       inator)       Amount
----------------------------------      ---------     ---------     --------     --------     ---------     --------
Basic EPS
  Net income                            $   3,224     8,774,877     $   0.37     $  3,238     8,865,941     $   0.37
                                                                    ========                                ========
Effect of Dilutive Securities                  --       212,375                        --       232,446
                                        ---------     ---------                  --------     ---------
Diluted EPS                             $   3,224     8,987,252     $   0.36     $  3,238     9,098,387     $   0.36
                                        =========     =========     ========     ========     =========     ========

NOTE 4 - Asset Quality Information

     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                                    March 31,       December 31,        March 31,
           ($ in thousands)                                           2001              2000               2000
           ----------------------------------------------------  ----------------  ----------------  -----------------
           Nonperforming loans:
              Nonaccrual loans                                    $    3,598               626              1,199
              Restructured loans                                         231               237                252
                                                                  ----------             -----              -----
           Total nonperforming loans                                   3,829               863              1,451
           Other real estate                                           1,324               893                997
                                                                  ----------             -----              -----
           Total nonperforming assets                             $    5,153             1,756              2,448
                                                                  ==========             =====              =====
           Nonperforming loans to total loans                          0.50%             0.12%              0.22%
           Nonperforming assets as a percentage of
              loans and other real estate                              0.67%             0.24%              0.36%
           Nonperforming assets to total assets                        0.50%             0.19%              0.27%
           Allowance for loan losses to total loans                    1.09%             1.06%              1.03%

-------------------------------------------------------------------------------

NOTE 5 - Deferred Loan Fees

     Loans are shown on the Consolidated Balance Sheets net of net deferred loan fees of approximately $670,000, $711,000, and $744,000 at March 31, 2001,
December 31, 2000, and March 31, 2000, respectively.

NOTE 6 - Merger and Acquisition Activity

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

     On March 26, 2001, the Company completed the purchase of four branches from First Union National Bank with aggregate deposits of approximately $102 million and aggregate loans of approximately $17 million. The four branches acquired are in Lumberton, Pembroke, St. Pauls (all located in Robeson County, NC), and Laurinburg (Scotland County, NC). Total intangible assets of $14.5 million were recorded in connection with the purchase. The following table presents a summary of the assets acquired and liabilities assumed in the purchase:

Assets acquired                                               (in millions)
---------------                                               -------------
   Cash                                                         $ 70.2
   Loans, gross, primarily consumer installment                   16.7
   Allowance for loan losses                                      (0.3)
   Property, plant and equipment                                   1.9
                                                                --------
                                                                  88.5
                                                                ========
Liabilities assumed
-------------------
   Deposits                                                      102.6
   Accrued interest on deposits                                    0.2
   Other                                                           0.2
                                                                --------
                                                                 103.0
                                                                --------
Excess of liabilities assumed over assets acquired -
     recorded as an intangible asset                             $14.5
                                                                ========

     The Company announced on October 20, 2000 that it had reached a definitive agreement to acquire Century Bancorp, Inc. ("Century"). Century is the holding company for Home Savings, Inc., SSB, a one branch savings institution located in Thomasville, NC. As of March 31, 2001, Century had total assets of $107 million, total loans of $90 million, and total deposits of $74 million. The terms of the agreement call for shareholders of Century to have the option to receive either $20.00 in cash or a fixed exchange ratio of 1.3333 shares of First Bancorp common stock for each share of Century common stock that they own. This election is subject to the requirement that, subject to certain possible adjustments that may be necessary to achieve the intended tax treatment, 60% of Century's shares outstanding will be exchanged for cash and 40% of Century's shares outstanding will be exchanged for shares of First Bancorp stock. To the extent that Century shareholders elect to receive more aggregate stock or cash consideration than permitted by the agreement, pro rata allocations will be made. This transaction is expected to close during May of 2001. The definitive merger agreement for this transaction was filed on SEC Form 8-K on October 20, 2000.

Note 7 - Implementation of New Accounting Standard

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (`SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. On January 1, 2001, the Company transferred, as permitted by the standard upon its adoption, held-to-maturity securities with an amortized cost of approximately $31.7 million to the available-for-sale category at fair value. The unrealized loss at the time of the transfer was approximately $513,000, and is included as a component of other comprehensive income, net of tax. The
Company does not engage in any hedging activities and other than the aforementioned transfer of securities, the adoption of the statement had no impact on the Company.

Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition

RESULTS OF OPERATIONS

OVERVIEW

     Net income for the three months ended March 31, 2001 was $3,224,000, a 0.4% decrease from the $3,238,000 recorded in the first quarter of 2000. The net income recorded in the first quarter of 2001 and 2000 each amounted to diluted earnings of $0.36 per share. Nonrecurring income/expense was insignificant for each of the three month periods.

     The essentially flat earnings when comparing the first quarter of 2001 to the same quarter of 2000 were primarily the result of virtually unchanged net interest income after provision for loan losses, with offsetting increases in noninterest income and noninterest expenses. Net interest income for the first quarter of 2001 was 5.5% less than the amount of net interest income recorded in the fourth quarter of 2000. The Company attributes the decrease in net interest income on a consecutive quarter basis to the significant decrease in the interest rate environment that occurred in the first quarter of 2001.

     Noninterest income for the first quarter of 2001 increased 24.4% over the amount recorded in the first quarter of 2000, primarily as a result of increases in service charges on deposit accounts, growth in the company's customer base, and higher fees from presold mortgages resulting from a higher level of mortgage loan refinancings. Noninterest expenses for the first quarter of 2001 increased 7.4% over the first quarter of 2000 as a result of the company's growth.

COMPONENTS OF EARNINGS

     Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended March 31, 2001 amounted to $9,319,000, a decrease of $75,000 from the $9,394,000 recorded in the first quarter of 2000. There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and 2) the Company's net interest margin.

     For the three months ended March 31, 2001, growth in loans and deposits had a positive impact on net interest income, while a declining net interest margin had a negative impact on net interest income, when compared to the same period in 2000.

     Average loans outstanding for the first quarter of 2001 were $752.6 million, which was 14.4% higher than the average loans outstanding for the first quarter of 2000 ($657.7 million). Average deposits outstanding for the first quarter of 2001 were $773.5 million, which was 7.9% higher than the average amount of deposits outstanding in the first quarter of 2000 ($716.7 million). The net interest margin (tax equivalent net interest income divided by average earning assets) for the first quarter of 2001 was 4.35%, a 21 basis point decrease from the 4.56% net interest margin realized in the first quarter of 2000.

     The following tables present average balances and average rates earned/paid by the Company for the first quarter of 2001 compared to the first quarter of 2000.

                                                                For the Three Months Ended March 31,
                                      ----------------------------------------------------------------------------------------
                                                        2001                                         2000
                                      -----------------------------------------  ---------------------------------------------
                                                                        Interest                                    Interest
                                             Average        Average      Earned        Average        Average        Earned
($ in thousands)                             Volume          Rate       or Paid        Volume          Rate         or Paid
                                      ---------------- ------------- ----------- ---------------- ------------ ---------------
Assets
Loans (1)                                 $   752,557         8.85%    $ 16,422      $   657,730        8.64%      $   14,171
Taxable securities                             96,843         6.70%       1,599          148,313        6.23%           2,302
Non-taxable securities (2)                     16,547         8.55%         349           18,687        8.18%             381
Short-term investments,
    principally federal funds                  14,878         5.37%         197           15,282        6.14%             234
                                      ----------------               ----------- ----------------              ---------------
Total interest-earning assets                 880,825         8.54%      18,567          840,012        8.16%          17,088
                                                                     -----------                               ---------------
Liabilities
Savings, NOW and money
     market deposits                      $   248,688         2.54%       1,555      $   252,942        2.38%      $    1,502
Time deposits >$100,000                       146,233         6.57%       2,370          120,465        5.75%           1,727
Other time deposits                           309,970         6.09%       4,656          279,246        5.18%           3,604
                                      ----------------               ----------- ----------------              ---------------
     Total interest-bearing deposits          704,891         4.94%       8,581          652,653        4.20%           6,833
Borrowings                                     32,933         6.45%         524           50,632        5.62%             710
                                      ----------------               ----------- ----------------              ---------------
Total interest-bearing liabilities            737,824         5.00%       9,105          703,285        4.30%           7,543
                                                                     -----------                               ---------------
Non-interest-bearing deposits                  68,571                                     64,031
Net yield on interest-earning
  assets and  net interest income                             4.35%    $  9,462                         4.56%      $    9,545
                                                                     ===========                               ===============
Interest rate spread                                          3.54%                                     3.86%

Average prime rate                                            8.64%                                     8.69%

(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2) Includes tax-equivalent adjustments of $143,000 and $151,000 in 2001 and 2000 respectively, to reflect the federal and state benefit of the tax-exempt securities, reduced by the related nondeductible portion of interest expense.

     The decrease in the Company's net interest margin is primarily related to the significant decrease in interest rates that occurred during the first quarter of 2001. Between January 1, 2001 and March 31, 2001, the Federal Reserve decreased key interest rates by a total of 150 basis points. Although at January 1, 2001 the company had more interest-sensitive liabilities than interest-sensitive assets subject to repricing in the three month horizon, the company's interest-sensitive assets repriced sooner (generally the day following the interest rate cut) and by a larger percentage (generally by the same number of basis points that the Federal Reserve discount rate was decreased) than did the company's interest-sensitive liabilities that were subject to repricing within that same period. The company's interest-sensitive liabilities at January 1, 2001 in the three month horizon consisted of the following 1) savings, NOW, and money market deposits, and 2) time deposits. Interest rates paid on savings, NOW and money market deposits are set by management of the company, and although the interest rates on these accounts were decreased by the company within days of each of the Federal Reserve rate cuts, due to the already relatively low rates paid on these types of accounts, it was not possible to further reduce the interest rates by the full amount of the Federal Reserve cuts. Interest rates paid on time deposits are generally fixed and not subject to automatic adjustment. When time deposits mature, the company has the opportunity, at the customers' discretion, to renew the time deposit at a rate set by the company. Because time deposits that are interest-sensitive in a three month horizon mature throughout the three month period, any change in the renewal rate will only affect a portion of the three month period. Also, although changes in interest rates on renewing time deposits generally track rate changes in the interest rate environment, due to competitive pressures, the company was not able to decrease rates on renewing time deposits in the first quarter of 2001 by the corresponding decreases in the Federal Reserve discount rate.

     Other factors contributing to the decrease in the net interest margin included a higher reliance on time deposits to fund strong loan growth, and a very competitive environment for deposits which has required the Company to offer higher rates than in the past to attract deposits.

     The provision for loan losses for the first quarter of 2001 was $220,000, $90,000 lower than the $310,000 recorded in the first quarter of 2000. The decrease in the provision for loan losses recorded in 2001 compared to 2000 was primarily a result of the lower loan growth experienced. Net loan growth for the first quarter of 2001 (excluding loans purchased in branch acquisition) amounted to $7.9 million compared to $29.9 million in the first quarter of 2000. Although nonperforming assets were significantly higher at March 31, 2001 compared to a year earlier, the primary reason for the increase was related to a single relationship that the company believes is adequately collateralized (see additional discussion below), and thus the increased level of nonperforming assets did not significantly impact the amount of provision recorded in the first quarter of 2001.

     Noninterest income for the first quarter of 2001 amounted to $1,862,000, a 24.4% increase over the $1,497,000 recorded in the first quarter of 2000. Within noninterest income, services charges on deposit accounts experienced the largest increase in the first quarter of 2001 compared to 2000, amounting to $908,000, a 21.7% increase over the $746,000 recorded in the same quarter of 2000. The increase in service charges on deposit accounts is primarily related to an increase in the Company's service fee rate structure implemented in November 2000. The higher level of deposits also contributed to the increase.

     Also contributing to the increase in noninterest income was "other service charges, commissions, and fees," which experienced a 14.4% increase, rising from $507,000 in the first quarter of 2000 to $580,000 in the first quarter of 2001. This category of noninterest income includes items such as safety deposit box rentals, check cashing fees, credit card and merchant income, and ATM surcharges. This category of income grew primarily because of increases in these activity-related fee services as a result of overall growth in the company's total customer base.

     Fees from presold mortgages increased 55.1% to $138,000 due to a higher level of mortgage loan refinancings caused by the low interest rate environment. Data processing fees increased from $20,000 in the first quarter of 2000 to $47,000 in the first quarter of 2001 due to an increase from two data processing clients to four clients since March 31, 2000.

     Noninterest expenses for the three months ended March 31, 2001 increased 7.4% to $6,065,000, from $5,646,000 in the first quarter of 2000. The increase in noninterest expenses occurred in all categories and is associated with the overall growth of the company in terms of branch network, employees and customer base. Certain efficiencies realized as a result of the company's acquisition of First Savings that occurred in the third quarter of 2000 partially offset otherwise recorded noninterest expense in the first quarter of 2001.

     Amortization of intangible assets increased from $158,000 in the first quarter of 2000 to $182,000 in the first quarter of 2001. The increase is associated with the company's aforementioned March 26, 2001 purchase of four branch offices with deposits of $102 million and loans of $17 million. The company has recorded intangible assets related to the purchase of approximately $14,462,000, which is being amortized on a straight-line basis over fifteen years.

     The provision for income taxes was $1,672,000 in the first quarter of 2001 compared to $1,697,000 in the first quarter of 2000. The effective tax rates for each period were virtually the same - 34.2% for the first quarter of 2001 compared to 34.4% for the first quarter of 2000.

FINANCIAL CONDITION

     The Company's financial condition was materially impacted by the purchase of the four First Union branches that occurred during the first quarter of 2001. The purchase increased the company's loans by 2.2%, intangible assets by 325.1%, and deposits by 13.1%. The following table presents the impact of the purchase on selected balance sheet levels and growth rates during the time periods indicated.

                                                   Growth,
        (in millions)            Balance at       excluding                      Balance at      Total       Percentage growth,
                                beginning of       branch        Increase from     end of      percentage     excluding branch
                                   period         purchase      branch purchase    period        growth           purchase
       April 1, 2000 to         -------------    -----------    ---------------  ----------    ----------    ------------------
        March 31, 2001
------------------------------
Loans                              $ 673,089         80,930           16,730      770,749         14.5%            12.0%
                                =============    ===========    ===============  ==========    ==========    ==================

Deposits - Noninterest bearing     $  71,358            864           17,316       89,538         25.5%             1.2%
Deposits - Savings, NOW, and
     Money Market                    255,679         (2,781)           42,902      295,800         15.7%           (1.1%)
Deposits - Time                      404,355         55,751           42,369      502,475         24.3%            13.8%
                                -------------    -----------    ---------------  ----------    ----------    ------------------
   Total deposits                  $ 731,392         53,834          102,587      887,813         21.4%             7.4%
                                =============    ===========    ===============  ==========    ==========    ==================

      January 1, 2001 to
       March 31, 2001
------------------------------
Loans                              $ 746,089          7,930           16,730      770,749          3.3%             1.1%
                                =============    ===========    ===============  ==========    ==========    ==================

Deposits - Noninterest bearing     $  70,634          1,588           17,316       89,538         26.8%             2.2%
Deposits - Savings, NOW, and
     Money Market                    253,687           (789)          42,902      295,800         16.6%            (0.3%)
Deposits - Time                      446,058         14,048           42,369      502,475         12.6%             3.1%
                                -------------    -----------    ---------------  ----------    ----------    ------------------
   Total deposits                  $ 770,379         14,847          102,587      887,813         15.2%             1.9%
                                =============    ===========    ===============  ==========    ==========    ==================

     The net loan growth during the first quarter of 2001, excluding purchased loans, of $7,930,000 was the lowest quarterly net loan growth in two years, as the company experienced lower loan demand. As can be seen from the table above, the company's internal growth in deposits has continued its trend of concentration among time deposits. The company has experienced difficulty in raising non-time deposits, thus relying on competitively priced time deposits to fund loan demand.

     The branch purchase improved the company's liquidity position, while reducing the company's tangible capital level. At December 31, 2000, balance sheet assets that are generally regarded as being liquid (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) amounted to 18.7% of total deposits and borrowings, while at March 31, 2001 the percentage was 24.8%. The company's tangible equity to total assets ratio decreased from 11.6% at December 31, 2000 to 8.9% at March 31, 2001.

     The Company's total assets were $1.03 billion at March 31, 2001, an increase of $114.6 million, or 12.5%, from the $918.5 million at March 31, 2000. The primary reason for the increase in total assets was the purchase of the branches, which added approximately $103.0 million in total assets.

NONPERFORMING ASSETS

     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                         March 31,       December 31,        March 31,
($ in thousands)                                           2001              2000               2000
----------------------------------------------------  ----------------  ----------------  -----------------

Nonperforming loans:
   Nonaccrual loans                                     $    3,598               626              1,199
   Restructured loans                                          231               237                252
                                                        ----------             -----              -----
Total nonperforming loans                                    3,829               863              1,451
Other real estate                                            1,324               893                997
                                                        ----------             -----              -----
Total nonperforming assets                              $    5,153             1,756              2,448
                                                        ==========             =====              =====
Nonperforming loans to total loans                           0.50%             0.12%              0.22%
Nonperforming assets as a percentage of
   loans and other real estate                               0.67%             0.24%              0.36%
Nonperforming assets to total assets                         0.50%             0.19%              0.27%
Allowance for loan losses to total loans                     1.09%             1.06%              1.03%

     Management has reviewed the collateral for the nonperforming assets, including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

     Nonaccrual loans increased from $626,000 at December 31, 2000 to $3,598,000 at March 31, 2001. The increase is primarily attributable to two loans to the same borrower totaling $2.4 million that were placed on nonaccrual status during the first quarter of 2001. The company has a total of approximately $3.6 million in loans ($1.2 million of which do not meet the company's criteria for nonaccrual status) to this borrower with liquidity problems. The loans related to this borrower are collateralized by real estate, the value of which the Company believes exceeds the outstanding loan balance. The borrower has been actively selling the real estate to pay down the loan balance. However, several real estate sales scheduled for 2001 did not occur due to the filing of a lawsuit against the borrower during the first quarter of 2001. As a result of this development, management determined that $2.4 million in loans related to this borrower should be placed on nonaccrual status, and they were classified as such in February 2001. The level of restructured loans did not vary materially among the periods presented.

     At March 31, 2001, December 31, 2000, and March 31, 2000, the recorded investment in loans considered to be impaired was $2,907,000, $293,000, and $201,000, respectively, all of which were on nonaccrual status. The increase in impaired loans is due to the same loans noted above that were placed on nonaccrual status. The related allowance for loan losses for these impaired loans was $436,000, $44,000, and $30,000, respectively. There were no impaired loans for which there was no related allowance. The average recorded investments in impaired loans during the three month period ended March 31, 2001, the year ended December 31, 2000, and the three months ended March 31, 2000 were approximately $1,600,000, $218,000, and $241,000, respectively. For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

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

     As of March 31, 2001, December 31, 2000 and March 31, 2000, the Company's other real estate owned amounted to $1,324,000, $893,000, and $997,000, respectively, which consisted principally of several parcels of real estate. The increase in the level of other real estate owned at March 31, 2001 is primarily attributable to the transfer from property, plant and equipment to other real estate of the company's former Lauringburg branch as a result of the company consolidating it with a newly purchased branch located in the same city. The Company's management has reviewed recent appraisals of its other real estate and believes that their fair values, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

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

     The provision for loan losses for the first quarter of 2001 was $220,000, $90,000 lower than the $310,000 recorded in the first quarter of 2000. The decrease in the provision for loan losses recorded in 2001 compared to 2000 was primarily a result of the lower loan growth experienced. Net loan growth for the first quarter of 2001 (excluding loans purchased in branch acquisition) amounted to $7.9 million compared to $29.9 million in the first quarter of 2000. Although nonperforming assets were significantly higher at March 31, 2001 compared to a year earlier, the primary reason for the increase was related to a single relationship that the company believes is adequately collateralized (see additional discussion above), and thus the increased level of nonperforming assets did not significantly impact the amount of provision recorded in the first quarter of 2001.

     At March 31, 2001, the allowance for loan losses amounted to $8,386,000, compared to $7,893,000 at December 31, 2000 and $6,908,000 at March 31, 2000.
The allowance for loan losses was 1.09%, 1.06% and 1.03% of total loans as of March 31, 2001, December 31, 2000, and March 31, 2000, respectively. The increase in the allowance percentage during 2001 is primarily related to the consumer installment loan portfolio obtained in the branch purchase. Due to their nature, consumer installment loans are assigned a higher allowance percentage than most of the company's other types of loans.

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

     For the periods indicated, the following table summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance for loan losses arising from charge-offs and recoveries, and additions to the allowance for loan losses that have been charged to expense and additions that were recorded related to the branch purchase.

                                                                     Three Months            Year            Three Months
                                                                        Ended                Ended              Ended
                                                                       March 31,          December 31,        March 31,
     ($ in thousands)                                                    2001                2000               2000
                                                                     -----------          ------------       -----------
     Loans outstanding at end of period                              $   770,749            746,089            673,089
                                                                     ===========          ============       ===========
     Average amount of loans outstanding                             $   752,557            701,317            657,730
                                                                     ===========          ============       ===========

     Allowance for loan losses, at
        beginning of year                                            $     7,893              6,674              6,674

            Total charge-offs                                               (98)              (475)               (98)
            Total recoveries                                                  36                 89                 22
                                                                     -----------          ------------       -----------
                 Net charge-offs                                            (62)              (386)               (76)
                                                                     -----------          ------------       -----------

     Additions to the allowance charged to expense                           220              1,605                310
                                                                     -----------          ------------       -----------
     Addition related to loans of purchased branches                         335                  -                  -
                                                                     -----------          ------------       -----------

     Allowance for loan losses, at end of period                     $     8,386              7,893              6,908
                                                                     ===========          ============       ===========

     Ratios:
        Net charge-offs (annualized) as a percent of average loans         0.03%              0.06%              0.05%
        Allowance for loan losses as a
              percent of  loans at end of period                           1.09%              1.06%              1.03%

     Based on the results of the aforementioned loan analysis and grading program and management's evaluation of the allowance for loan losses at March 31, 2001, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2000.

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

     In addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources - 1) an approximately $125,000,000 line of credit with the Federal Home Loan Bank
(FHLB), 2) a $35,000,000 overnight federal funds line of credit with a correspondent bank, and 3) an approximately $35,000,000 line of credit through the Federal Reserve Bank of Richmond's discount window.

     Although the Company has not historically had to rely on these sources of credit as a source of liquidity (but has chosen to do so at various times instead of selling securities), in recent years the Company has experienced an increase in its loan to deposit ratio which has reduced the company's liquidity. From December 31, 1997 to December 31, 2000, the company's loan to deposit ratio increased from 84.3% to 96.8% and the company's liquid assets (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) as a percentage of deposits decreased during that same period from 34.2% to 18.7%. As noted above the branch purchase completed in the first quarter of 2001 improved the company's liquidity. The company's loans to deposits ratio at March 31, 2001 decreased to 86.8%, and the company's liquid assets to deposits ratio increased to 24.8%

     Although liquidity has generally lessened in recent years, the Company's management believes its liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet its operating needs in the foreseeable future.

CAPITAL RESOURCES

     The Company is regulated by the Board of Governors of the Federal Reserve Board (FED) and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Company's banking subsidiaries are regulated by the Federal Deposit Insurance Corporation (FDIC) and the respective state of North Carolina bank and savings regulators. The Company is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.

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

     At March 31, 2001, the Company's capital ratios exceeded the regulatory minimum ratios discussed above with a Tier 1 capital ratio to Tier 1 risk adjusted ratio of 12.52%, a total capital to total risk adjusted asset ratio of 13.51%, and a leverage ratio of 10.07%. The company's two risk based ratios each reflect decreases of approximately 300 basis points from December 31, 2000, and the leverage ratio is approximately 150 basis points lower than at December 31, 2000. Each of the decreases is primarily related to the company's branch purchase, which reduced tangible capital by $14.5 million.

     The  Company's  bank   subsidiary  is  also  subject  to  similar   capital
requirements as those discussed above. At March 31, 2001, the Company's bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

SHARE REPURCHASES

     As noted earlier, on October 20, 2000, the Company announced an agreement to acquire Century Bancorp, Inc. in a part cash-part stock transaction. In connection with this transaction, the Company announced its intent to repurchase up to the number of shares that is expected to be issued to complete the acquisition (approximately 585,000 shares). Subsequent to the date of the announcement and through December 31, 2000, the Company repurchased 124,938 shares at an average cost of $15.68. During the first quarter of 2001, an additional 94,627 shares of common stock were repurchased at an average price of $18.39 per share, bringing total share repurchases since the Century announcement to 219,565 shares at an average price of $16.85 per share. The share repurchase program has been suspended due to the pending shareholder vote by Century's shareholders to approve the proposed transaction.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

     Net interest income is the Company's most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, the Company's level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities. It is the Company's policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. The Company's exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of "shock" interest rates. Over the years, the Company has been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years the Company's net interest margin has ranged from a low of 4.53% (realized in 2000) to a high of 4.88% (realized in 1997). During that five year period the prime rate of interest has ranged from a low of 7.75% to a high of 9.50%. As discussed above, the Company has recently experienced pressure on its net interest margin, particularly during the three months ended March 31, 2001 when the company's net interest margin was 4.35%.

     Using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at March 31, 2001 the Company had $261.9 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, as noted above, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at March 31, 2001 subject to interest rate changes within one year are deposits totaling $295.8 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced, and did not reprice during the first quarter of 2001, coincidentally with or in the same proportion as general market indicators.

     Thus, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates. Generally, when rates change, the Company's interest-sensitive assets that are subject to  adjustment  reprice  immediately  at the full  amount of the change, while the Company's interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full amount of the rate change. The net effect is that in the twelve month horizon, as rates change, the impact of having a higher level of interest-sensitive liabilities is substantially negated by the later and typically lower proportionate change these liabilities experience compared to interest sensitive assets.

     While the Company can not guarantee stability in its net interest margin in the future, at this time management does not expect significant fluctuations. However, assuming a static interest rate environment, the Company does expect that its net interest margin will continue to experience gradual pressure because of continued difficulties expected in growing deposits at their historical rate spreads and at rates sufficient to fund loan growth, which could result in additional reliance on higher cost funding sources (time deposits and borrowings). See additional discussion above.

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

                                            Expected Maturities of Market Sensitive
                                               Instruments Held at March 31, 2001

                                                                                                         Average     Estimated
($ in thousands)                                                                                         Interest       Fair
                          1 Year     2 Years     3 Years    4 Years     5 Years     Beyond      Total    Rate (1)      Value
                         ---------  ----------  ---------  ----------  ---------  ----------  ---------  --------   ------------
Due from banks,
   interest bearing       $ 69,464           -          -           -          -           -     69,464      5.10%     $ 69,464
Federal funds sold          17,674           -          -           -          -           -     17,674      5.10%       17,674
Debt securities- at
   amortized cost (2)       33,437      27,516     13,817      13,856      7,585       7,962    104,173      6.66%      105,830
Loans - fixed (3)           58,743      38,607     75,863      65,971     64,663     119,831    423,678      8.64%      424,122
Loans - adjustable (3)     108,998      25,964     30,131      21,781     28,410     128,189    343,473      8.43%      343,473
                         ---------  ----------  ---------  ----------  ---------  ----------  ---------  --------   ------------
  Total                   $288,316      92,087    119,811     101,608    100,658     255,982    958,462      8.03%    $ 960,563
                         =========  ==========  =========  ==========  =========  ==========  =========  ========   ============

Savings, NOW,
 and money market
 deposits                 $295,800           -          -           -          -           -    295,800      2.44%     $295,800
Time deposits              381,978      96,263     13,899       4,935      3,987       1,413    502,475      6.12%      505,246
Borrowings (2)              11,200       5,000      5,000       5,000          -           -     26,200      6.54%       26,604
                         ---------  ----------  ---------  ----------  ---------  ----------  ---------  --------   ------------
  Total                   $688,978     101,263     18,899       9,935      3,987       1,413    824,475      4.81%     $827,650
                         =========  ==========  =========  ==========  =========  ==========  =========  ========   ============

(1) Tax-exempt securities are reflected at a tax-equivalent basis using a 35% tax rate.
(2) Callable securities and borrowings with above market interest rates at March 31, 2001 are assumed to mature at their call date for purposes of this table.
(3)  Excludes nonaccrual loans and allowance for loan losses.

     The Company's fixed rate assets and liabilites each have estimated fair values that are slightly higher than their carrying value. This is due to the yields on these portfolios being higher than market yields at March 31, 2001 for instruments with maturities similar to the remaining term of the portfolios, due to the declining interest rate environment.

     See additional discussion of the Company's net interest margin in the "Components of Earnings" section above.

MERGER AND ACQUISITION ACTIVITY

     See Note 6 to consolidated financial statements above.

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

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (`SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. On January 1, 2001, the Company transferred, as permitted by the standard upon its adoption, held-to-maturity securities with an amortized cost of approximately $31.2 million to the available-for-sale category at fair value. The unrealized loss at the time of the transfer was approximately $513,000, and is included as a component of other comprehensive income, net of tax.. The Company does not engage in any hedging activities and other than the aforementioned transfer of securities, the adoption of the statement had no impact on the Company.

     The FASB has issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for the recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is not expected to materially impact the Company.

FORWARD-LOOKING STATEMENTS

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

10.aa First Savings Bancorp, Inc. Second Nonqualified Stock Option Plan for Directors, dated June 30, 1999 was filed as Exhibit (10)(ii)(g) to its Form 10-K for the twelve months ended June 30, 1999, and is incorporated herein by reference. (*)

21 List of Subsidiaries of Registrant was filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and is incorporated herein by reference.

(b) The Registrant filed one report on Form 8-K during the quarter ended March 31, 2001 which was filed on April 23, 2001 and disclosed under Items 5 and 7, reporting its first quarter 2001 financial results that were issued in a press release on that same day.


COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO: FIRST BANCORP, ANNA G. HOLLERS, EXECUTIVE VICE PRESIDENT, P.O. BOX 508, TROY, NC 27371

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        FIRST BANCORP


 May 13, 2001                           BY:   James H. Garner
                                        ------------------------------
                                              James H. Garner
                                                  President
                                        (Principal Executive Officer),
                                           Treasurer and Director


 May 13, 2001                           BY:   Anna G. Hollers
                                        ---------------------------
                                              Anna G. Hollers
                                          Executive Vice President
                                                and Secretary


 May 13, 2001                           BY:   Eric P. Credle
                                        ---------------------------
                                              Eric P. Credle
                                            Senior Vice President
                                        and Chief Financial Officer