Form 10-Q
period 2001-06-30
FIRST BANCORP /NC/
filed 2001-08-14
CIK 811589

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 2001

                               ------------------

                         Commission File Number 0-15572


                                  FIRST BANCORP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


      North Carolina                                     56-1421916
-------------------------------                  -----------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                     Identification Number)


341 North Main Street, Troy, North Carolina              27371-0508
-------------------------------------------      -----------------------------
 (Address of Principal Executive Offices)                (Zip Code)

 (Registrant's telephone number, including area code)     (910) 576-6171
                                                      -------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] YES [ ] NO

     As of July 31, 2001, 9,239,230 shares of the registrant's Common Stock, no par value, were outstanding. The registrant had no other classes of securities outstanding.

================================================================================

                                      INDEX
                         FIRST BANCORP AND SUBSIDIARIES


                                                                          Page

Part I.  Financial Information

Item 1 - Financial Statements

   CONSOLIDATED BALANCE SHEETS -
   June 30, 2001 and 2000
   (With Comparative Amounts at December 31, 2000)                         3

   CONSOLIDATED STATEMENTS OF INCOME -
   For the Periods Ended June 30, 2001 and 2000                            4

   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME -
   For the Periods Ended June 30, 2001 and 2000                            5

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY -
   For the Periods Ended June 30, 2001 and 2000                            6

   CONSOLIDATED STATEMENTS OF CASH FLOWS -
   For the Periods Ended June 30, 2001 and 2000                            7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 8

Item 2 - Management's Discussion and Analysis of Consolidated
            Results of Operations and Financial Condition                 12

Item 3 - Quantitative and Qualitative Disclosures About Market Risk       21


Part II.  Other Information

Item 4 - Submission of Matters to a Vote of Shareholders                  24

Item 5 - Other Information                                                25

Item 6 - Exhibits and Reports on Form 8-K                                 25

Signatures                                                                29

Part I.  Financial Information
Item 1 - Financial Statements

                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets

                                                                     June 30,         December 31,         June 30,
($ in thousands-unaudited)                                             2001              2000                2000
-------------------------------------------------------------      -------------     -------------       ------------

ASSETS
Cash & due from banks, noninterest-bearing                         $    25,702            20,940            25,718
Due from banks, interest-bearing                                         8,190             1,769            31,561
Federal funds sold                                                      14,834             7,730            11,829
                                                                   -------------     -------------       ------------
     Total cash and cash equivalents                                    48,726            30,439            69,108
                                                                   -------------     -------------       ------------

Securities available for sale (costs of $111,932,
     $69,214, and $111,302)                                            112,667            69,597           107,670

Securities held to maturity (fair values of $16,899,
      $47,661, and $48,903)                                             16,356            47,924            50,022

Presold mortgages in process of settlement                               4,410             1,036               496

Loans                                                                  869,713           746,089           704,714
   Less:  Allowance for loan losses                                     (9,118)           (7,893)           (7,143)
                                                                   -------------     -------------       ------------
   Net loans                                                           860,595           738,196           697,571
                                                                   -------------     -------------       ------------

Premises and equipment                                                  17,291            14,116            13,720
Accrued interest receivable                                              6,764             6,342             5,713
Intangible assets                                                       22,069             4,630             4,946
Other                                                                    4,966             2,887             5,641
                                                                   -------------     -------------       ------------
        Total assets                                               $ 1,093,844           915,167           954,887
                                                                   =============     ===========         ============

LIABILITIES
Deposits: Demand - noninterest-bearing                             $    92,431            70,634            73,271
          Savings, NOW, and money market                               314,961           253,687           247,516
          Time deposits of $100,000 or more                            178,470           140,992           129,609
          Other time deposits                                          364,312           305,066           302,391
                                                                   -------------     -------------       ------------
               Total deposits                                          950,174           770,379           752,787
Borrowings                                                              15,000            26,200            84,000
Accrued interest payable                                                 4,032             4,254             3,458
Other liabilities                                                        7,649             3,650             3,942
                                                                   -------------     -------------       ------------
     Total liabilities                                                 976,855           804,483           844,187
                                                                   -------------     -------------       ------------

SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Issued and outstanding: 9,221,639,
        8,827,341, and 8,905,382 shares                                 53,688            50,148            51,728
Retained earnings                                                       62,815            60,280            61,367
Accumulated other comprehensive income (loss)                              486               256            (2,395)
                                                                   -------------     -------------       ------------
     Total shareholders' equity                                        116,989           110,684           110,700
                                                                   -------------     -------------       ------------
          Total liabilities and shareholders' equity               $ 1,093,844           915,167           954,887
                                                                   =============     =============       ============

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income

                                                                       Three Months Ended                   Six Months Ended
                                                                            June 30,                            June 30,
                                                               ----------------------------------   -------------------------------
($ in thousands, except share data-unaudited)                        2001              2000               2001              2000
-----------------------------------------------------          ---------------    ---------------   ---------------   -------------

INTEREST INCOME
Interest and fees on loans                                      $    17,079           15,246             33,501            29,417
Interest on investment securities:
     Taxable interest income                                          1,689            2,259              3,288             4,561
     Tax-exempt interest income                                         201              220                407               450
Other, principally overnight investments                                732              236                929               470
                                                               ---------------    ---------------   ---------------   -------------
     Total interest income                                           19,701           17,961             38,125            34,898
                                                               ---------------    ---------------   ---------------   -------------

INTEREST EXPENSE
Savings, NOW and money market                                         1,424            1,548              2,979             3,050
Time deposits of $100,000 or more                                     2,624            1,790              4,994             3,517
Other time deposits                                                   5,169            3,922              9,825             7,526
Borrowings                                                              331              960                855             1,670
                                                               ---------------    ---------------   ---------------   -------------
     Total interest expense                                           9,548            8,220             18,653            15,763
                                                               ---------------    ---------------   ---------------   -------------

Net interest income                                                  10,153            9,741             19,472            19,135
Provision for loan losses                                               308              350                528               660
                                                               ---------------    ---------------   ---------------   -------------
Net interest income after provision
   for loan losses                                                    9,845            9,391             18,944            18,475
                                                               ---------------    ---------------   ---------------   -------------

NONINTEREST INCOME
Service charges on deposit accounts                                   1,292              760              2,200             1,506
Other service charges, commissions and fees                             514              428              1,040               920
Fees from presold mortgages                                             286              109                424               198
Commissions from sales of insurance/investments                         140              100                346               260
Data processing fees                                                     49               22                 96                42
Securities gains                                                         --               89                 --                89
Loan sale gains                                                           9               --                  9                --
Other gains (losses)                                                     (7)              (1)                30               (11)
                                                               ---------------    ---------------   ---------------   -------------
     Total noninterest income                                         2,283            1,507              4,145             3,004
                                                               ---------------    ---------------   ---------------   -------------

NONINTEREST EXPENSES
Salaries                                                              3,080            2,434              5,871             4,959
Employee benefits                                                       685              646              1,299             1,310
                                                               ---------------    ---------------   ---------------   -------------
   Total personnel expense                                            3,765            3,080              7,170             6,269
Net occupancy expense                                                   437              362                839               740
Equipment related expenses                                              388              365                761               665
Intangibles amortization                                                425              157                607               315
Other operating expenses                                              2,068            1,899              3,771             3,520
                                                               ---------------    ---------------   ---------------   -------------
     Total noninterest expenses                                       7,083            5,863             13,148            11,509
                                                               ---------------    ---------------   ---------------   -------------

Income before income taxes                                            5,045            5,035              9,941             9,970
Income taxes                                                          1,778            1,751              3,450             3,448
                                                               ---------------    ---------------   ---------------   -------------

NET INCOME                                                      $     3,267            3,284              6,491             6,522
                                                               ===============    ===============   ===============   =============

Earnings per share:
     Basic                                                      $      0.36             0.37               0.73              0.73
     Diluted                                                           0.35             0.36               0.71              0.72

Weighted average common shares outstanding:
     Basic                                                        9,022,343        8,907,229          8,898,610         8,886,585
     Diluted                                                      9,281,715        9,104,892          9,136,406         9,118,325

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income

                                                             Three Months Ended          Six Months Ended
                                                                  June 30,                   June 30,
($ in thousands-unaudited)                                   2001          2000          2001          2000
------------------------------------------------------    ----------    ----------   -----------   -----------
Net income                                                $   3,267       3,284         6,491         6,522
                                                          ----------    ----------   -----------   -----------
Other comprehensive income (loss):
   Unrealized gains (losses) on securities
     available for sale:
     Unrealized holding gains (losses) arising
        during the period, pretax                              (402)        313           352            85
           Tax benefit (expense)                                140        (201)         (122)         (124)
        Reclassification to realized gains                       -          (89)            -           (89)
              Tax expense                                        -           30             -            30
                                                          ----------    ----------   -----------   -----------
Other comprehensive income (loss)                              (262)         53           230           (98)
                                                          ----------    ----------   -----------   -----------

Comprehensive income                                      $   3,005       3,337         6,721         6,424
                                                          ==========    ==========   ===========   ===========

See notes to consolidated financial statements.

                        First Bancorp and Subsidiaries
                 Consolidated Statements of Shareholders' Equity

                                                                                                Accumulated
                                                       Common Stock                                Other            Share-
                                              -------------------------------    Retained      Comprehensive       holders'
(In thousands, except per share - unaudited)     Shares          Amount          Earnings      Income (Loss)       Equity
--------------------------------------------- ------------- ----------------- --------------- ---------------- ---------------
Balances, January 1, 2000                        8,849       $    51,490          57,787          (2,297)         106,980

Net income                                                                         6,522                            6,522
Cash dividends declared ($0.34 per share)                                        (2,942)                          (2,942)
Common stock issued under
     stock option plan                             112               334                                              334
Tax benefit realized from exercise of
     nonqualified stock options                                      790                                              790
Common stock issued into
    dividend reinvestment plan                       2                33                                               33
Purchases and retirement of common
     stock                                        (58)             (919)                                            (919)
Other comprehensive loss                                                                             (98)            (98)
                                             ------------- ----------------- --------------- ---------------- ---------------
Balances, June 30, 2000                          8,905       $    51,728          61,367          (2,395)         110,700
                                             ============= ================= =============== ================ ===============


Balances, January 1, 2001                        8,827       $    50,148          60,280              256         110,684

Net income                                                                         6,491                            6,491
Cash dividends declared ($0.44 per share)                                        (3,956)                          (3,956)
Common stock issued under
     stock option plan                              54               264                                              264
Common stock issued into
    dividend reinvestment plan                       1                22                                               22
Common stock issued in acquisitions                602             9,159                                            9,159
Purchases and retirement of common
     stock                                       (262)           (5,905)                                          (5,905)
Other comprehensive income                                                                            230             230
                                             ------------- ----------------- --------------- ---------------- ---------------
Balances, June 30, 2001                          9,222       $    53,688          62,815              486         116,989
                                             ============= ================= =============== ================ ===============

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                                     Six Months Ended
                                                                                                         June 30,
($ in thousands-unaudited)                                                                        2001               2000
------------------------------------------------------------------------------               ---------------    ---------------

Cash Flows From Operating Activities
Net income                                                                                      $   6,491              6,522
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                                        528                660
     Net security premium amortization (discount accretion)                                          (33)                166
     Gains on sales of securities available for sale                                                    -               (89)
     Gain on disposal of other real estate                                                           (30)                  -
     Loan fees and costs deferred, net of amortization                                               (44)                 46
     Gain on sale of loans                                                                            (9)                  -
     Depreciation of premises and equipment                                                           674                592
     Amortization of intangible assets                                                                607                315
     Deferred income tax benefit                                                                    (133)              (196)
     Decrease (increase) in accrued interest receivable                                                56              (427)
     Increase in other assets                                                                     (3,262)              (496)
     Decrease in accrued interest payable                                                           (980)              (160)
     Increase in other liabilities                                                                  2,113                901
                                                                                             ---------------    ---------------
          Net cash provided by operating activities                                                 5,978              7,834
                                                                                             ---------------    ---------------

Cash Flows From Investing Activities
     Purchases of securities available for sale                                                  (25,776)            (4,886)
     Purchases of securities held to maturity                                                         (1)              (168)
     Proceeds from sales of securities available for sale                                               -                 90
     Proceeds from maturities/issuer calls of securities available for sale                        20,815             10,061
     Proceeds from maturities/issuer calls of securities held to maturity                           2,883              2,772
     Net increase in loans                                                                       (17,256)           (61,727)
     Purchases of premises and equipment                                                          (1,770)            (1,953)
     Net cash received in acquisition of insurance agencies                                            40                  -
     Net cash paid in acquisition of Century Bancorp                                              (8,112)                  -
     Net cash received in purchase of branches                                                     70,201                  -
                                                                                             ---------------    ---------------
          Net cash provided (used) by investing activities                                         41,024           (55,811)
                                                                                             ---------------    ---------------

Cash Flows From Financing Activities
     Net increase in deposits                                                                       5,477             40,648
     Net proceeds (repayments) of borrowings                                                      (24,700)             21,500
     Cash dividends paid                                                                           (3,873)            (2,852)
     Proceeds from issuance of common stock                                                           286                367
     Purchases and retirement of common stock                                                      (5,905)              (919)
                                                                                             ---------------    ---------------
          Net cash provided (used) by financing activities                                       (28,715)             58,744
                                                                                             ---------------    ---------------

Increase In Cash And Cash Equivalents                                                              18,287             10,767
Cash And Cash Equivalents, Beginning Of Period                                                     30,439             58,341
                                                                                             ---------------    ---------------
Cash And Cash Equivalents, End Of Period                                                       $   48,726             69,108
                                                                                             ===============    ===============

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the period for:
     Interest                                                                                  $   19,388             15,923
     Income taxes                                                                                     718              3,588
Non-cash transactions:
     Transfer of securities from held to maturity to available for sale                            31,220                  -
     Unrealized gain (loss) on securities available for sale                                          352                (4)
     Foreclosed loans transferred to other real estate                                                319                  -
     Premises and equipment transferred to other real estate                                          425                  -

See notes to consolidated financial statements.

                         First Bancorp And Subsidiaries
                   Notes To Consolidated Financial Statements

(unaudited)     For the Periods Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------

NOTE 1 - Basis of Presentation
     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of June 30, 2001 and 2000 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 2001 and 2000. Reference is made to the 2000 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. As discussed in Note 6 below, all prior period financial information has been restated to include historical information for a Company acquired in a transaction accounted for as a pooling-of-interests. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Reclassifications
     Certain amounts reported in the period ended June 30, 2000 have been reclassified to conform with the presentation for June 30, 2001. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

NOTE 3 - Earnings Per Share
     Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share include the potentially dilutive effects of the Company's stock option plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                              For the Three Months Ended June 30,
                                       ------------------------------------------------------------------------------
                                                         2001                                     2000
                                       --------------------------------------   -------------------------------------
                                         Income      Shares                      Income       Shares
($ in thousands except per              (Numer-      (Denom-       Per Share     (Numer-      (Denom-      Per Share
    share amounts)                       ator)       inator)        Amount        ator)       inator)       Amount
------------------------------         ---------     -------       ---------     -------      -------      ---------
Basic EPS
  Net income                           $   3,267     9,022,343     $   0.36     $  3,284     8,907,229     $   0.37
                                                                   ========                                ========
Effect of Dilutive Securities                  -       259,372                         -       197,663
                                       ---------     ---------                  --------     ---------
Diluted EPS                            $   3,267     9,281,715     $   0.35     $  3,284     9,104,892     $   0.36
                                       =========     =========     ========-    ========     =========     ========


                                                                 For the Six Months Ended June 30,
                                       ------------------------------------------------------------------------------
                                                           2001                                     2000
                                       --------------------------------------   -------------------------------------
                                         Income       Shares                     Income       Shares
($ in thousands except per              (Numer-       (Denom-      Per Share     (Numer-      (Denom-      Per Share
    share amounts)                       ator)        inator)       Amount        ator)       inator)       Amount
------------------------------         ---------      -------      ---------     -------      -------      ---------
Basic EPS
  Net income                           $   6,491     8,898,610     $   0.73     $  6,522     8,886,585     $   0.73
                                                                   ========                                ========
Effect of Dilutive Securities                  -       237,796                         -       231,740
                                       ---------     ---------                  --------     ---------
Diluted EPS                            $   6,491     9,136,406     $   0.71     $  6,522     9,118,325     $   0.72
                                       =========     =========     ========-    ========     =========     ========

NOTE 4 - Asset Quality Information
     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                   June 30,        December 31,         June 30,
 ($ in thousands)                                    2001              2000               2000
 --------------------------------------------  ----------------  ----------------  -----------------

 Nonperforming loans:
    Nonaccrual loans                              $    5,104              626                738
    Restructured loans                                   226              237                249
                                                  ----------        ---------          ---------
 Total nonperforming loans                             5,330              863                987
 Other real estate                                     1,497              893                767
                                                  ----------        ---------          ---------

 Total nonperforming assets                       $    6,827            1,756              1,754
                                                  ==========        =========          =========

 Nonperforming loans to total loans                    0.61%            0.12%              0.14%
 Nonperforming assets as a percentage of
    loans and other real estate                        0.24%            0.25%              0.78%
 Nonperforming assets to total assets                  0.62%            0.19%              0.18%
 Allowance for loan losses to total loans              1.05%            1.06%              1.01%

================================================================================

NOTE 5 - Deferred Loan Fees

     Loans are shown on the Consolidated Balance Sheets net of net deferred loan fees of approximately $689,000, $711,000, and $750,000 at June 30, 2001,
December 31, 2000, and June 30, 2000, respectively.

NOTE 6 - Merger and Acquisition Activity
     On September 14, 2000, the Company completed the merger with First Savings Bancorp, Inc. ("First Savings"), the holding Company for First Savings Bank of Moore County, Inc., SSB ("First Savings Bank"). At June 30, 2000, First Savings, headquartered in Southern Pines, North Carolina, had total assets of $331 million, with loans of $232 million and deposits of $224 million with six branch locations in Moore County, NC. In accordance with the terms of the merger agreement, each share of First Savings stock was exchanged for 1.2468 shares of First Bancorp stock. These terms resulted in First Bancorp issuing approximately 4,407,000 shares of stock to complete the transaction. The merger was accounted for as a pooling-of-interests and accordingly, all financial results for prior periods have been restated to include the combined results of First Bancorp and First Savings.

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

     On March 26, 2001, the Company completed the purchase of four branches from First Union National Bank with aggregate deposits of approximately $103 million and aggregate loans of approximately $17 million. The four branches acquired were in Lumberton, Pembroke, St. Pauls (all located in Robeson County, NC), and Laurinburg (Scotland County, NC). Total intangible assets of $14.6 million were recorded in connection with the purchase. The following table presents a summary of the assets acquired and liabilities assumed in the purchase:

Assets acquired                                                 (in millions)
-------------------------------------------------------         -------------
   Cash                                                          $    70.2
   Loans, gross, primarily consumer installment                       16.7
   Allowance for loan losses                                          (0.3)
   Property, plant and equipment                                       1.9
                                                                 ---------
                                                                      88.5
                                                                 ---------
Liabilities assumed
-------------------------------------------------------
   Deposits                                                          102.6
   Accrued interest on deposits                                        0.2
   Other                                                               0.3
                                                                 ---------
                                                                     103.1
                                                                 ---------
Excess of liabilities assumed over assets acquired -
     recorded as an intangible asset                             $    14.6
                                                                 =========


     On May 17, 2001, the Company completed the purchase of Century Bancorp, Inc. ("Century"). Century was the holding Company for Home Savings, Inc., SSB, a one branch savings institution located in Thomasville, NC. As of March 31, 2001, Century had total assets of $107 million, total loans of $90 million, and total deposits of $74 million. In accordance with the terms of the merger agreement, the Company issued approximately 586,000 shares of common stock and paid cash of approximately $13.2 million to Century shareholders in exchange for all shares of Century outstanding. An intangible asset of $3.2 million was recorded in connection with this acquisition.

     On May 30, 2001, the Company completed the purchase of two insurance agencies - Aberdeen Insurance & Realty Company and Hobbs Insurance and Realty Company. Both agencies were located in Moore County and specialized in placing property and casualty insurance coverage for individuals and businesses in the Moore County area. In completing the acquisition, the agencies were merged into First Bank Insurance Services, Inc. Approximately 16,000 shares of Company stock were issued in connection with the acquisition of the two agencies. An intangible asset of $243,000 was recorded in connection with the acquisition.

     On August 13, 2001 the Company entered into a definitive agreement to acquire the Salisbury, North Carolina branch of First Union National Bank located at 215 West Innes Street. The branch currently has approximately $37 million in deposits and $10 million in loans. The closing of the transaction and the data conversion are expected to occur in the fourth quarter of 2001. According to the terms of the agreement, the Company will pay a deposit premium of 9.1% based on the average daily balance of the branch's deposits in the calendar month prior to the closing date.

Note 7 - New Accounting Standards
     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (`SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. On January 1, 2001, the Company transferred, as permitted by the standard upon its adoption, held-to-maturity securities with an amortized cost of approximately $31.7 million to the available-for-sale category at fair value. The unrealized loss at the time of the transfer was approximately $513,000, and is included as a component of other comprehensive income, net of tax. The Company does not engage in any hedging activities and other than the aforementioned transfer of securities, the adoption of the statement had no impact on the Company.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria for intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 is effective for the Company beginning on January 1, 2002 and will require that all goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition

RESULTS OF OPERATIONS

OVERVIEW

     Net income for the three months ended June 30, 2001 was $3,267,000, a 0.5% decrease from the $3,284,000 reported in the second quarter of 2000. The net income recorded in the second quarter of 2001 amounted to diluted earnings per share of $0.35, a one cent decrease from the $0.36 diluted earnings per share recorded in the second quarter of 2000.

     Net income for the six months ended June 30, 2001 was $6,491,000, a 0.5% decrease from the $6,522,000 reported in the first half of 2000. The net income recorded in the first six months of 2001 amounted to diluted earnings per share of $0.71, a one cent decrease from the $0.72 diluted earnings per share recorded in the first half of 2000.

     Excluding the effects of a one time gain from a sale of equity securities that was realized in the second quarter of 2000, the Company's diluted earnings per share for the second quarter of 2001 and 2000 each amounted to $0.35, while the Company's diluted earnings per share for the first half of 2001 and 2000 each amounted to $0.71.

     The essentially flat earnings when comparing the three and six month periods of 2001 to the same periods of 2000 are the result of higher net interest income and noninterest income offset by higher noninterest expenses. The higher net interest income was a result of a greater amount of interest-earning assets, achieved primarily as a result of corporate acquisitions, the effects of which were partially negated by a lower net interest margin. The increases in noninterest income and noninterest expenses were primarily attributable to the Company's recent acquisitions.


COMPONENTS OF EARNINGS

     Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three and six month periods ended June 30, 2001 amounted to $10,153,000 and $19,472,000, respectively, increases of $412,000 and
$337,000, or 4.2% and 1.8%, over the amounts recorded in the same three and six month periods in 2000. There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and 2) the Company's net interest margin.

     For the three and six months ended June 30, 2001, growth in loans and deposits, which was achieved largely from corporate acquisitions, had a positive impact on net interest income, while a declining net interest margin had a negative impact on net interest income, when compared to the same periods in 2000.

     The following tables present average balances and average rates earned/paid by the Company for the periods indicated.

                                                                For the Three Months Ended June 30,
                                          -----------------------------------------------------------------------------------
                                                        2001                                         2000
                                          --------------------------------------     ----------------------------------------
                                                                       Interest                                      Interest
                                             Average        Average      Earned        Average        Average          Earned
($ in thousands)                             Volume          Rate       or Paid        Volume          Rate           or Paid
                                          -----------      ---------   ---------     -----------     ---------     ----------
Assets
Loans (1)                                 $   815,799         8.40%    $ 17,079      $   690,810        8.85%      $   15,246
Taxable securities                             98,037         6.91%       1,689          146,273        6.19%           2,259
Non-taxable securities (2)                     16,257         9.15%         371           17,651        8.36%             368
Short-term investments,
    principally federal funds                  62,496         4.70%         732           14,286        6.63%             236
                                          -----------                  ---------     -----------                   ----------
Total interest-earning assets                 992,589         8.03%      19,871          869,020        8.36%          18,109
                                                                       ---------                                   ----------

Liabilities
Savings, NOW and money
     market deposits                          303,394         1.88%       1,424          250,504        2.48%           1,548
Time deposits >$100,000                       169,343         6.22%       2,624          123,765        5.80%           1,790
Other time deposits                           354,508         5.85%       5,169          286,540        5.49%           3,922
                                          -----------                  ---------     -----------                   ----------
     Total interest-bearing deposits          827,245         4.47%       9,217          660,809        4.41%           7,260
Borrowings                                     20,055         6.62%         331           61,054        6.31%             960
                                          -----------                  ---------     -----------                   ----------
Total interest-bearing liabilities            847,300         4.52%       9,548          721,863        4.57%           8,220
                                                                                                                   ----------
Non-interest-bearing deposits                  87,519                                     70,247
Net yield on interest-earning
  assets and  net interest income                             4.17%    $ 10,323                         4.56%      $    9,889
                                                                       =========                                   ==========
Interest rate spread                                          3.51%                                     3.79%

Average prime rate                                            7.36%                                     9.25%

--------------------------------------------------------------------------------

(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2) Includes tax-equivalent adjustments of $170,000 and $148,000 in 2001 and 2000 respectively, to reflect the federal and state benefit of the tax-exempt securities, reduced by the related nondeductible portion of interest expense.

                                                                 For the Six Months Ended June 30,
                                          -----------------------------------------------------------------------------------
                                                        2001                                         2000
                                          --------------------------------------     ----------------------------------------
                                                                       Interest                                      Interest
                                             Average        Average      Earned        Average        Average          Earned
($ in thousands)                             Volume          Rate       or Paid        Volume          Rate           or Paid
                                          -----------      ---------   ---------     -----------     ---------     ----------
Assets
Loans (1)                                 $   784,178         8.62%    $ 33,501       $  674,270        8.80%      $   29,417
Taxable securities                             97,440         6.80%       3,288          147,293        6.24%           4,561
Non-taxable securities (2)                     16,402         8.85%         720           18,169        8.31%             749
Short-term investments,
    principally federal funds                  39,252         4.77%         929           14,784        6.41%             470
                                          -----------                  ---------     -----------                   ----------
Total interest-earning assets                 937,272         8.27%      38,438          854,516        8.31%          35,197
                                                                       ---------                                   ----------

Liabilities
Savings, NOW and money
     market deposits                          276,041         2.18%       2,979          251,723        2.44%           3,050
Time deposits >$100,000                       157,788         6.38%       4,994          122,115        5.81%           3,517
Other time deposits                           332,239         5.96%       9,825          282,893        5.36%           7,526
                                          -----------                  ---------     -----------                   ----------
     Total interest-bearing deposits          766,068         4.69%      17,798          656,731        4.33%          14,093
Borrowings                                     26,494         6.51%         855           55,843        6.03%           1,670
                                          -----------                  ---------     -----------                   ----------
Total interest-bearing liabilities            792,562         4.75%      18,653          712,574        4.46%          15,763
                                                                                                                   ----------
Non-interest-bearing deposits                  78,045                                     67,139

Net yield on interest-earning
  assets and  net interest income                             4.26%    $ 19,785                         4.56%      $   19,434
                                                                       =========                                   ==========
Interest rate spread                                          3.52%                                     3.85%

Average prime rate                                            7.98%                                     8.97%

--------------------------------------------------------------------------------
(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2) Includes tax-equivalent adjustments of $313,000 and $299,000 in 2001 and 2000 respectively, to reflect the federal and state benefit of the tax-exempt securities, reduced by the related nondeductible portion of interest expense.

     As shown in the tables above, the Company's average loans were 18.1% higher in the second quarter of 2001 and 16.3% higher in the first six months of 2001 compared to the same three and six month periods of 2000. Average deposits for the three and six month periods ended June 30, 2001 were 25.1% and 16.6% higher, respectively, compared to the same periods of 2000. See additional discussion regarding the nature of the growth in loans and deposits in the section entitled "Financial Condition" below. The effect of these higher amounts of average loans and deposits was to increase net interest income in 2001.

     Also as shown in the tables above, the Company's net interest margins were lower in 2001 than in the comparable periods in 2000, which partially offset the above-mentioned positive effects of having higher amounts of average loans and deposits. In addition to the competitive banking environment which has required the Company to price its loans and deposits more competitively than in the past, there are two other significant reasons for the lower net interest margins, as discussed in the following paragraphs.

     One factor that has thus far negatively impacted the Company's net interest margin has been the six successive interest rate cuts totaling 275 basis points by the Federal Reserve Board since January 1, 2001. Although at January 1, 2001 the Company had more interest-sensitive liabilities than interest-sensitive assets subject to repricing within twelve months, to date, the Company's interest-sensitive assets have repriced sooner (generally the day following the interest rate cut) and by a larger percentage (generally by the same number of basis points that the Federal Reserve discount rate was decreased) than have the Company's interest-sensitive liabilities that were subject to repricing. The Company's primary interest-sensitive liabilities at January 1, 2001 in the twelve month horizon consisted of the following 1) savings, NOW, and money market deposits, and 2) time deposits. Interest rates paid on savings, NOW and money market deposits are set by management of the Company, and although the interest rates on these accounts were decreased by the Company within days of each of the Federal Reserve rate cuts, it was not possible to reduce the interest rates by the full amount of the Federal Reserve cuts due to the already relatively low rates paid on these types of accounts. Interest rates paid on time deposits are generally fixed and not subject to automatic adjustment. When time deposits mature, the Company has the opportunity, at the customers' discretion, to renew the time deposit at a rate set by the Company. Because time deposits that are interest-sensitive in a twelve month horizon mature throughout the twelve month period, any change in the renewal rate will only affect a portion of the twelve month period. Also, although changes in interest rates on renewing time deposits generally track rate changes in the interest rate environment, due to competitive pressures, the Company has not been able to decrease rates on renewing time deposits in the first half of 2001 by the corresponding decreases in the Federal Reserve discount rate.

     The second factor affecting the Company's net interest margin has been the impact of the Company's acquisitions. As shown in Note 6 to the financial statements above, the March 2001 acquisition of four branches of First Union resulted in the Company receiving approximately $70 million in cash. As anticipated, until this cash can be fully redeployed by the Company into a mix of higher yielding investments and loans consistent with the Company's historic mix, the Company's net interest margin has been and will continue to be negatively impacted. In addition, because of Century's higher mix of single family mortgage loans and time deposits (which are generally the lowest yielding type of loan and highest rate type of deposit), the net interest margins earned on these acquired loans and deposits has been lower than the Company's historic margins.

     The provision for loan losses for the second quarter of 2001 was $308,000, $42,000 lower than the $350,000 recorded in the second quarter of 2000. For the six months ended June 30, 2001, the provision for loan losses was $528,000 compared to $660,000 for the six months ended June 30, 2000. The decreases in the provision for loan losses in 2001 compared to 2000 have been a result of significantly lower loan growth experienced. Net internal loan growth (excludes loans assumed in acquisitions) for the second quarter of 2001 amounted to $8.8 million compared to $31.6 million in the second quarter of 2000. Net internal loan growth for first six months of 2001 amounted to $16.8 million compared to $61.5 million in the first half of 2001. An increase in nonperforming assets (see discussion below) during 2001 increased what would have been an otherwise lower level of provision for loan losses in 2001.

     Noninterest income for the three and six month periods ended June 30, 2001 amounted to $2,283,000 and $4,145,000 respectively, increases of 51.5% and 38.0% over the amounts recorded in the same three and six month periods in 2000. Within noninterest income, services charges on deposit accounts experienced the largest increase in 2001 compared to 2000, amounting to $1,292,000 in the second quarter of 2001, a 70.0% increase over the $760,000 recorded in the same quarter of 2000, and $2,200,000 for the first six months of 2001, a 46.1% increase over the $1,506,000 recorded in the first six months of 2000. The increase in service charges on deposit accounts is primarily related to two events - 1) an increase in the Company's service fee rate structure implemented in November 2000, and 2) the Company's acquisition of four branches on March 26, 2001. The branches purchased had a high level of transaction accounts (non-time deposits), $60.2 million in total, which afforded the Company the opportunity to earn deposit service charge income.

     Also contributing to the increase in noninterest income was "other service charges, commissions, and fees," which increased from $428,000 in the second quarter of 2000 to $514,000 in the second quarter of 2001, a 20.1% increase. For the six months ended June 30, 2001, this category of noninterest income amounted to $1,040,000, a 13.0% increase compared to the $920,000 recorded in the first six months of 2000. This category of noninterest income includes items such as safety deposit box rentals, check cashing fees, credit card and merchant income, and ATM charges. This category of income grew primarily because of increases in these activity-related fee services as a result of overall growth in the Company's total customer base, including growth achieved from corporate acquisitions.

     Fees from presold mortgages for the three and six month periods ended June 30, 2001 amounted to $286,000 and $424,000, respectively, increases of 162% and 114% over the amounts recorded in the comparable periods in 2000 of $109,000 and $198,000, respectively. The increases in 2001 are primarily attributable to two factors - 1) a higher level of mortgage loan refinancings caused by the lower interest rate environment, and 2) the decision by the Company to sell a higher percentage of single family home loan originations into the secondary market as opposed to holding them in the Company's loan portfolio. This strategy was implemented in an effort to shift the Company's loan portfolio to having a higher percentage of commercial loans, which are generally shorter term in nature and have higher interest rates.

     The line item "Commissions from sales of insurance/investments" includes commissions the Company receives from sales of credit insurance associated with new loans, commission from the sales of investment and annuity products, and commissions from the sale of property and casualty insurance. This income amounted to $140,000 and $346,000 for the three and six months 2001, respectively, a 40.0% and 33.1% increase from the $100,000 and $260,000 amounts recorded for the three and six months ended June 30, 2000, respectively. The Company expects that this line item will continue to increase as a result of the hiring of additional personnel and the May 30, 2001 acquisition of two insurance agencies that specialized in property and casualty insurance, as discussed above.

     Data processing fees for the three and six month periods ended June 30, 2001 amounted to $49,000 and $96,000, respectively, increases of 123% and 129% over the amounts recorded in the comparable periods in 2000 of $22,000 and $42,000, respectively. These fees have increased as a result of an increase from two data processing clients to four clients over the past one and a half years.

     Noninterest expenses for the three month and six months ended June 30, 2001 amounted to $7,083,000 and $13,148,000, respectively, increases of 20.8% and 14.2%, from amounts recorded in the three and six month periods ended June 30, 2000. The increase in noninterest expenses occurred in all categories and is associated with the overall growth of the Company in terms of branch network, employees and customer base, including the incremental expenses associated with the Company's acquisitions. Certain efficiencies realized as a result of the Company's acquisition of First Savings that occurred in the third quarter of 2000 partially offset the increases in noninterest expense in the first half of 2001.

     Amortization of intangible assets increased from $157,000 in the second quarter of 2000 to $425,000 in the second quarter of 2001, and from $315,000 for the six months ended June 30, 2000 to $607,000 for the first six months of 2001. These increases are associated with the Company's aforementioned March 26, 2001 purchase of four branch offices and the May 17, 2001 acquisition of Century. The Company recorded gross intangible assets related to the branch purchase of approximately $14,624,000 and gross intangible assets related to the Century acquisition of $3,161,000. These intangible assets are being amortized on a straight-line basis over fifteen years. As discussed in Note 7 to the financial statements above, recently issued accounting pronouncements will significantly affect the way the Company accounts for its intangible assets beginning in 2002.

     The provision for income taxes was $1,778,000 in the second quarter of 2001 compared to $1,751,000 in the second quarter of 2000. The provision for income taxes for the six months ended June 30, 2001 amounted to $3,450,00 compared to $3,448,000 for the first half of 2000. The effective tax rates did not vary significantly among the periods presented, amounting to approximately 35%.


FINANCIAL CONDITION

     The Company's financial condition was materially impacted by the purchase of the four First Union branches that occurred during the first quarter of 2001 and the acquisition of Century that occurred in the second quarter of 2001. As a percentage of January 1, 2001 amounts, these acquisitions increased the Company's loans by 14.3%, intangible assets by 384%, and deposits by 22.6%. The following table presents the impact of the purchase on selected balance sheet levels and growth rates during the time periods indicated.



        (in thousands)             Balance at                                   Balance at      Total       Percentage growth,
                                   beginning        Internal      Growth from     end of      percentage        excluding
                                   of period         growth       acquisitions    period        growth         acquisitions
                                   ---------         ------       ------------    ------        ------         ------------
       July 1, 2000 to
        June 30, 2001
------------------------------
Loans                              $ 704,714         58,127          106,872      869,713        23.4%             8.2%
                                   =========         ======          =======      =======        =====             ====

Deposits - Noninterest bearing     $  73,271          1,493           17,667       92,431        26.1%             2.0%
Deposits - Savings, NOW, and
     Money Market                    247,516          4,760           62,685      314,961        27.2%             1.9%
Deposits - Time                      432,000         16,816           93,966      542,782        25.6%             3.9%
                                   ---------         ------          -------      -------        -----             ----
   Total deposits                  $ 752,787         23,069          174,318      950,174        26.2%             3.1%
                                   =========         ======          =======      =======        =====             ====

      January 1, 2001 to
        June 30, 2001
------------------------------
Loans                              $ 746,089         16,752          106,872      869,713        16.6%             2.2%
                                   =========         ======          =======      =======        =====             ====

Deposits - Noninterest bearing     $  70,634          4,130           17,667       92,431        30.9%             5.8%
Deposits - Savings, NOW, and
     Money Market                    253,687        (1,411)           62,685      314,961        24.2%            (0.6%)
Deposits - Time                      446,058          2,758           93,966      542,782        21.7%             0.6%
                                   ---------         ------          -------      -------        -----             ----
   Total deposits                  $ 770,379          5,477          174,318      950,174        23.3%             0.7%
                                   =========         ======          =======      =======        =====             ====

     As can be seen from the above table, most of the Company's loan and deposit growth over the periods presented was achieved through acquisitions. Intense competition and the slowdown in the economy have resulted in lower rates of internal loan and deposit growth than were experienced by the Company in recent years.

     The acquisitions have improved the Company's liquidity position, while reducing the Company's tangible capital level. At December 31, 2000, balance sheet assets that are generally regarded as being liquid (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) amounted to 18.7% of total deposits and borrowings, while at June 30, 2001 the percentage was 25.4%. The Company's tangible equity to total assets ratio decreased from 11.6% at December 31, 2000 to 8.7% at June 30, 2001.

     The Company's total assets were $1.094 billion at June 30, 2001, an increase of $139.0 million, or 14.6%, from the $954.9 million at June 30, 2000. The primary reason for the increase in total assets was the acquisitions, which added approximately $196.0 million in total assets. Paydowns of outstanding debt totaling $69 million have reduced the Company's assets since June 30, 2000.

NONPERFORMING ASSETS

     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                June 30,      December 31,       June 30,
 ($ in thousands)                                 2001            2000             2000
 ------------------------------------------  --------------  --------------  ---------------

 Nonperforming loans:
    Nonaccrual loans                             $  5,104           626              738
    Restructured loans                                226           237              249
                                                 --------      --------         --------
 Total nonperforming loans                          5,330           863              987
 Other real estate                                  1,497           893              767
                                                 --------      --------         --------
 Total nonperforming assets                      $  6,827         1,756            1,754
                                                 ========      ========         ========

 Nonperforming loans to total loans                 0.61%         0.12%            0.14%
 Nonperforming assets as a percentage of
    loans and other real estate                     0.78%         0.24%            0.25%
 Nonperforming assets to total assets               0.62%         0.19%            0.18%
 Allowance for loan losses to total loans           1.05%         1.06%            1.01%

    Management has reviewed the collateral for the nonperforming assets, including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

     Nonaccrual loans increased from $626,000 at December 31, 2000 to $5,104,000 at June 30, 2001. The increase is primarily attributable to five loans to the same borrower totaling $2.9 million that were placed on nonaccrual status during the first half of 2001. The Company has a total of approximately $3.3 million in loans ($0.4 million of which do not meet the Company's criteria for nonaccrual status) to this borrower with liquidity problems. The loans related to this borrower are collateralized by real estate, the value of which the Company believes exceeds the outstanding loan balance. The borrower has been actively selling the real estate to pay down the loan balance. However, several real estate sales scheduled for 2001 did not occur due to the filing of a lawsuit against the borrower during the first quarter of 2001. As a result of this development, management determined that $2.4 million in loans related to this borrower should be placed on nonaccrual status, and they were classified as such in February 2001. In the second quarter of 2001, an additional $500,000 of loans to this same borrower were placed on nonaccrual status. Another reason for the increase in nonaccrual loans in 2001 was due to approximately $449,000 in nonaccrual loans assumed in the Century acquisition. The level of restructured loans did not vary materially among the periods presented.

     At June 30, 2001, December 31, 2000, and June 30, 2000, the recorded investment in loans considered to be impaired was $3,427,000, $293,000, and $257,000, respectively, all of which were on nonaccrual status. The increase in impaired loans is due to the same loans noted above that were placed on nonaccrual status. The related allowance for loan losses for these impaired loans was $514,000, $44,000, and $39,000, respectively. There were no impaired loans for which there was no related allowance. The average recorded investments in impaired loans during the six month period ended June 30, 2001, the year ended December 31, 2000, and the six months ended June 30, 2000 were approximately $2,209,000, $218,000, and $246,000, respectively. For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

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

     As of June 30, 2001, December 31, 2000 and June 30, 2000, the Company's other real estate owned amounted to $1,497,000, $893,000, and $767,000, respectively, which consisted principally of several parcels of real estate. The increase in the level of other real estate owned at June 30, 2001 is primarily attributable to the transfer from property, plant and equipment to other real estate of the Company's former Laurinburg branch as a result of the Company consolidating it with a newly purchased branch located in the same city. The Company's management has reviewed recent appraisals of its other real estate and believes that their fair values, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

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

     The provision for loan losses for the second quarter of 2001 was $308,000, $42,000 lower than the $350,000 recorded in the second quarter of 2000. For the six months ended June 30, 2001, the provision for loan losses was $528,000 compared to $660,000 for the six months ended June 30, 2000. The decreases in the provision for loan losses in 2001 compared to 2000 have been a result of significantly lower loan growth experienced. Net internal loan growth (excludes loans assumed in acquisitions) for the second quarter of 2001 amounted to $8.8 million compared to $31.6 million in the second quarter of 2000. Net internal loan growth for first six months of 2001 amounted to $16.8 million compared to $61.5 million in the first half of 2001. An increase in nonperforming assets (see discussion above) during 2001 increased what would have been an otherwise lower level of provision for loan losses for the three and six month periods in 2001.

    At June 30, 2001, the allowance for loan losses amounted to $9,118,000, compared to $7,893,000 at December 31, 2000 and $7,143,000 at June 30, 2000. The
allowance for loan losses was 1.05%, 1.06% and 1.01% of total loans as of June 30, 2001, December 31, 2000, and June 30, 2000, respectively. The increase in the dollar amount of the allowance for loan losses since December 31, 2001 is primarily due to a $335,000 addition recorded in connection with the Company's branch purchase and a $601,000 addition recorded related to the Century acquisition. The $601,000 addition related to Century represented the book value of Century's allowance for loan losses on the date of the acquisition.

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

     For the periods indicated, the following table summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance for loan losses arising from charge-offs and recoveries, additions to the allowance for loan losses that have been charged to expense, and additions that were recorded related to acquisitions.

                                                       Six Months            Year            Six Months
                                                          Ended              Ended             Ended
                                                        June 30,         December 31,         June 30,
($ in thousands)                                          2001               2000               2000
                                                     -------------       ------------        ----------
Loans outstanding at end of period                   $   869,713            746,089            704,714
                                                     =============       ============        ==========

Average amount of loans outstanding                  $   784,178            701,317            674,270
                                                     =============       ============        ==========

Allowance for loan losses, at
   beginning of year                                 $     7,893              6,674              6,674

       Total charge-offs                                    (313)              (475)              (230)
       Total recoveries                                       74                 89                 39
                                                     -------------       ------------        ----------
            Net charge-offs                                 (239)              (386)              (191)
                                                     -------------       ------------        ----------

Additions to the allowance charged to expense                528              1,605                660

Addition related to loans of purchased branches              335                  -                  -
Addition related to acquisition of Century                   601                  -                  -
                                                     -------------       ------------        ----------

Allowance for loan losses, at end of period          $     9,118              7,893              7,143
                                                     =============       ============        ==========

Ratios:
   Net charge-offs (annualized) as a percent
         of average loans                                  0.06%              0.06%              0.06%
   Allowance for loan losses as a
         percent of  loans at end of period                1.05%              1.06%              1.01%

     Based on the results of the aforementioned loan analysis and grading program and management's evaluation of the allowance for loan losses at June 30, 2001, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2000.

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

     In addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources - 1) an approximately $125,000,000 line of credit with the Federal Home Loan Bank
(FHLB), 2) a $35,000,000 overnight federal funds line of credit with a correspondent bank, and 3) an approximately $45,000,000 line of credit through the Federal Reserve Bank of Richmond's discount window.

     Although the Company has not historically had to rely on these sources of credit as a source of liquidity (but has chosen to do so at various times instead of selling securities), in recent years the Company has experienced an increase in its loan to deposit ratio which has reduced the Company's liquidity. From December 31, 1997 to December 31, 2000, the Company's loan to deposit ratio increased from 84.3% to 96.8% and the Company's liquid assets (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) as a percentage of deposits and borrowings decreased during that same period from 34.2% to 18.7%. As noted above, the acquisitions completed in the first half of 2001 have increased the Company's liquidity. The Company's loans to deposits ratio at June 30, 2001 decreased to 91.5%, and the Company's liquid assets to deposits ratio increased to 25.4%

     Although liquidity has generally lessened in recent years, the Company's management believes its liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet its operating needs in the foreseeable future.

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

     At June 30, 2001, the Company's capital ratios exceeded the regulatory minimum ratios discussed above with a Tier 1 capital ratio to Tier 1 risk adjusted ratio of 11.75%, a total capital to total risk adjusted asset ratio of 12.74%, and a leverage ratio of 9.07%. The Company's two risk based ratios each reflect decreases of approximately 360 basis points from December 31, 2000, and the leverage ratio is approximately 250 basis points lower than at December 31, 2000. Each of the decreases is primarily related to the Company's acquisitions during 2001, which reduced tangible capital by $8.6 million, while adding approximately $196 million in assets.

SHARE REPURCHASES

     As noted earlier, on May 17, 2001, the Company acquired Century Bancorp, Inc. in a part cash-part stock transaction. In connection with this transaction, the Company announced its intent to repurchase up to the number of shares that were issued to complete the acquisition (approximately 585,000 shares). Since the announcement of the program on October 20, 2000, the Company has repurchased approximately 387,000 shares at an average price of $20.32 per share. For the six months ended June 30, 2001, the Company repurchased 262,000 shares at an average price of $22.54. During the second quarter of 2001, the Company repurchased 167,000 shares at an average price of $24.89.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

     Net interest income is the Company's most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, the Company's level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities. It is the Company's policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. The Company's exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of "shock" interest rates. Over the years, the

Company has been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years the Company's net interest margin has ranged from a low of 4.53% (realized in 2000) to a high of 4.88% (realized in 1997). During that five year period the prime rate of interest has ranged from a low of 7.75% to a high of 9.50%. As discussed above, the Company has recently experienced downward pressure on its net interest margin, particularly during the three months ended June 30, 2001 when the Company's net interest margin was 4.17%.

     Using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at June 30, 2001 the Company had $361.1 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at June 30, 2001 subject to interest rate changes within one year are deposits totaling $315.0 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced, and did not reprice during the first half of 2001, coincidentally with or in the same proportion as general market indicators.

     Thus, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates (In fact, as discussed above under the heading "Components of Earnings," a declining interest rate environment during the first six months of 2001 negatively impacted (at least temporarily) the Company's next interest margin and net interest income). Generally, when rates change, the Company's interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while the Company's interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full amount of the rate change. The net effect is that in the twelve month horizon, as rates change, the impact of having a higher level of interest-sensitive liabilities is substantially negated by the later and typically lower proportionate change these liabilities experience compared to interest sensitive assets.

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

                                            Expected Maturities of Market Sensitive
                                               Instruments Held at June 30, 2001
                         -----------------------------------------------------------------------------

                                                                                                         Average     Estimated
($ in thousands)                                                                                         Interest       Fair
                          1 Year     2 Years     3 Years    4 Years     5 Years    Beyond     Total      Rate (1)      Value
                         ---------  ----------  ---------  ----------  ---------  --------  ----------  --------     ----------
Due from banks,
   interest bearing         $8,190           -          -           -          -         -       8,190     3.75%     $    8,190
Federal funds sold          14,834           -          -           -          -         -      14,834     3.75%         14,834
Debt securities- at
   amortized cost (2)       38,060      29,469     15,589      20,150      6,179    11,836     121,283     6.63%        122,599
Loans - fixed (3)           70,359      56,205     87,349      78,760     78,368   135,486     506,527     8.38%        509,716
Loans - adjustable (3)     114,778      29,136     36,387      25,775     29,243   122,763     358,082     7.61%        358,082
                         ---------  ----------  ---------  ----------  ---------  --------  ----------  --------     ----------
  Total                   $246,221     114,810    139,325     124,685    113,790   270,085   1,008,916     7.79%     $1,013,421
                         =========  ==========  =========  ==========  =========  ========  ==========  ========     ==========

Savings, NOW,
and money
market deposits           $314,961           -          -           -          -         -     314,961     1.66%     $  314,961
Time deposits              429,713      88,904     12,929       7,520      2,265     1,451     542,782     5.68%        546,395
Borrowings (2)                   -       5,000      5,000       5,000          -         -      15,000     6.73%         15,360
                         ---------  ----------  ---------  ----------  ---------  --------  ----------  --------     ----------
  Total                   $744,674      93,904     17,929      12,520      2,265     1,451     872,743     4.17%     $  876,716
                         =========  ==========  =========  ==========  =========  ========  ==========  ========     ==========

(1) Tax-exempt securities are reflected at a tax-equivalent basis using a 35% tax rate.
(2) Callable securities and borrowings with above market interest rates at June 30, 2001 are assumed to mature at their call date for purposes of this table.
(3)  Excludes nonaccrual loans and allowance for loan losses.

     The Company's fixed rate assets and liabilities each have estimated fair values that are slightly higher than their carrying value. This is due to the yields on these portfolios being higher than market yields at June 30, 2001 for instruments with maturities similar to the remaining term of the portfolios, due to the declining interest rate environment.

     See additional discussion of the Company's net interest margin in the "Components of Earnings" section above.

MERGER AND ACQUISITION ACTIVITY

     See Note 6 to the consolidated financial statements above.

CURRENT ACCOUNTING MATTERS

     See Note 7 to the consolidated financial statements above.

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

Part II.  Other Information

Item 4 - Submission of Matters to a Vote of Shareholders

     The following proposals were considered and acted upon at the annual meeting of shareholders of the Company held on May 1, 2001:

     Proposal 1
     A proposal to elect 18 directors to serve until the next annual meeting of shareholders and until their successors are elected and qualified.

                                             Voted             Withheld
     Nominee                                  For              Authority
     -------                                  ---              ---------
     Jack D. Briggs                        7,320,095            39,179
     H. David Bruton, M.D.                 7,299,896            59,378
     David L. Burns                        7,3145,39            44,735
     John F. Burns                         7,283,031            76,243
     Felton J. Capel                       7,309,066            50,208
     Jesse S. Capel                        7,314,307            44,966
     James H. Garner                       7,316,299            42,975
     Frank G. Hardister                    7,276,407            82,866
     George R. Perkins, Jr.                7,301,966            57,308
     Thomas F. Philips                     7,314,031            45,243
     William E. Samuels                    7,286,320            72,954
     Edward T. Taws                        7,316,177            43,096
     Frederick H. Taylor                   7,318,006            41,268
     Virginia C. Thomasson                 7,300,910            58,364
     Goldie H. Wallace                     7,302,016            57,258
     A. Jordan Washburn                    7,318,006            41,268
     Dennis A. Wicker                      7,314,794            44,479
     John C. Willis                        7,318,006            41,268


     Proposal 2
     A proposal to amend the Company's bylaws to increase the maximum number of directors on the board to nineteen. This proposal was conditioned on the consummation of the Company's acquisition of Century Bancorp, Inc.

     For   5,120,781   Against  268,484   Abstain  76,547   Non-Vote  1,893,461
           ---------            -------            ------             ---------

     Proposal 3
     A proposal to approve an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock to 20,000,000 shares.

     For   6,992,126          Against   256,449            Abstain    110,698
           ---------                    -------                       -------

     Proposal 4
      A proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company for the current fiscal year.

      For   7,212,385        Against    96,935             Abstain    49,954
            ---------                   ------                        ------

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

21         List of Subsidiaries of Registrant.

(b) There were no reports filed on Form 8-K during the three months ended June 30, 2001.

Copies Of Exhibits Are Available Upon Written Request To: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FIRST BANCORP


    August 13, 2001                      BY:   James H. Garner
                                         ---------------------------
                                               James H. Garner
                                                   President
                                         (Principal Executive Officer),
                                            Treasurer and Director


    August 13, 2001                      BY:   Anna G. Hollers
                                         ---------------------------
                                               Anna G. Hollers
                                           Executive Vice President
                                                 and Secretary


    August 13, 2001                      BY:   Eric P. Credle
                                         ---------------------------
                                               Eric P. Credle
                                             Senior Vice President
                                         and Chief Financial Officer