Form 10-Q
period 2001-09-30
FIRST BANCORP /NC/
filed 2001-11-14
CIK 811589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      -------------------------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 2001


                         Commission File Number 0-15572


                                  FIRST BANCORP
 -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


        North Carolina                                         56-1421916
--------------------------------                       -------------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)


341 North Main Street, Troy, North Carolina                     27371-0508
---------------------------------------------------           --------------
  (Address of Principal Executive Offices)                      (Zip Code)


       (Registrant's telephone number, including area code) (910) 576-6171
    ------------------------------------------------------------------------


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          [ X ] YES             [  ] NO


           As of October 31, 2001, 9,105,974 shares of the registrant's Common Stock, no par value, were outstanding. The registrant had no other classes of securities outstanding.

                                      INDEX
                         FIRST BANCORP AND SUBSIDIARIES


                                                                           Page

Part I.  Financial Information

Item 1 - Financial Statements

   CONSOLIDATED BALANCE SHEETS -
   September 30, 2001 and 2000
   (With Comparative Amounts at December 31, 2000)                           3

   CONSOLIDATED STATEMENTS OF INCOME -
   For the Periods Ended September 30, 2001 and 2000                         4

   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME -
   For the Periods Ended September 30, 2001 and 2000                         5

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY -
   For the Periods Ended September 30, 2001 and 2000                         6

    CONSOLIDATED STATEMENTS OF CASH FLOWS -
   For the Periods Ended September 30, 2001 and 2000                         7



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   8

 Item 2 - Management's Discussion and Analysis of Consolidated
                    Results of Operations and Financial Condition           12

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk        24


 Part II.  Other Information

 Item 5 - Other Information                                                 27

 Item 6 - Exhibits and Reports on Form 8-K                                  27

 Signatures                                                                 31

Part I.  Financial Information
Item 1 - Financial Statements



                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets


                                                                    September 30,          December 31,         September 30,
($ in thousands-unaudited)                                              2001                  2000                 2000
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash & due from banks, noninterest-bearing                          $    33,567               20,940               24,189
Due from banks, interest-bearing                                         16,955                1,769               10,848
Federal funds sold                                                       11,754                7,730               33,050
                                                                   ------------               ------               ------
     Total cash and cash equivalents                                     62,276               30,439               68,087
                                                                   ------------               ------               ------
Securities available for sale (costs of $96,755,
     $69,214, and $58,826)                                               98,500               69,597               58,216

Securities held to maturity (fair values of $16,980,
      $47,661, and $48,079)                                              16,347               47,924               49,083

Presold mortgages in process of settlement                                5,020                1,036                1,178

Loans                                                                   878,234              746,089              730,134
   Less:  Allowance for loan losses                                      (9,187)              (7,893)              (7,773)
                                                                   ------------              -------              -------
   Net loans                                                            869,047              738,196              722,361
                                                                   ------------              -------              -------

Premises and equipment                                                   17,934               14,116               14,154
Accrued interest receivable                                               6,434                6,342                5,833
Intangible assets                                                        21,632                4,630                4,788
Other                                                                     3,465                2,887                5,120
                                                                   ------------              -------              -------
        Total assets                                               $  1,100,655              915,167              928,820
                                                                   ============              =======              =======

LIABILITIES
Deposits:   Demand - noninterest-bearing                           $     92,824               70,634               71,392
                 Savings, NOW, and money market                         318,799              253,687              248,573
                 Time deposits of $100,000 or more                      188,392              140,992              135,882
                 Other time deposits                                    357,302              305,066              313,161
                                                                   ------------              -------              -------
                      Total deposits                                    957,317              770,379              769,008
Borrowings                                                               15,000               26,200               41,200
Accrued interest payable                                                  3,772                4,254                3,727
Other liabilities                                                         8,744                3,650                4,924
                                                                   ------------              -------              -------
     Total liabilities                                                  984,833              804,483              818,859
                                                                   ------------              -------              -------
SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Issued and outstanding:  9,099,571,
        8,827,341, and 8,928,729 shares                                  50,147               50,148               51,881
Retained earnings                                                        64,550               60,280               58,480
Accumulated other comprehensive income (loss)                             1,125                  256                (400)
                                                                   ------------              -------              -------
     Total shareholders' equity                                         115,822              110,684              109,961
                                                                   ------------              -------              -------
          Total liabilities and shareholders' equity               $  1,100,655              915,167              928,820
                                                                   ============              =======              =======


See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income

                                                                 Three Months Ended                      Nine Months Ended
                                                                    September 30,                           September 30,
                                                             ------------------------                 -------------------------
($ in thousands, except share data-unaudited)                2001                2000                 2001                 2000
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                               $   17,762              16,241               51,263              45,658
Interest on investment securities:
     Taxable interest income                                  1,605               2,255                4,893               6,816
     Tax-exempt interest income                                 204                 211                  611                 661
Other, principally overnight investments                        258                 285                1,187                 755
                                                         ----------              ------               ------              ------
     Total interest income                                   19,829              18,992               57,954              53,890
                                                         ----------              ------               ------              ------

INTEREST EXPENSE
Savings, NOW and money market                                 1,332               1,679                4,311               4,729
Time deposits of $100,000 or more                             2,657               2,162                7,651               5,679
Other time deposits                                           4,754               4,542               14,579              12,068
Borrowings                                                      258                 914                1,113               2,584
                                                         ----------              ------               ------              ------
     Total interest expense                                   9,001               9,297               27,654              25,060
                                                         ----------              ------               ------              ------
Net interest income                                          10,828               9,695               30,300              28,830
Provision for loan losses                                       238                 705                  766               1,365
                                                         ----------              ------               ------              ------
Net interest income after provision
   for loan losses                                           10,590               8,990               29,534              27,465
                                                         ----------              ------               ------              ------
NONINTEREST INCOME
Service charges on deposit accounts                           1,436                 796                3,636               2,302
Other service charges, commissions and fees                     489                 418                1,529               1,338
Fees from presold mortgages                                     338                 116                  762                 314
Commissions from sales of insurance/investments                 184                  87                  530                 347
Data processing fees                                             55                  34                  151                  76
Securities gains (losses)                                        61              (2,006)                  61              (1,917)
Loan sale gains                                                  --                  --                    9                  --
Other gains (losses)                                             57                  --                   87                 (11)
                                                         ----------              ------               ------              ------
     Total noninterest income                                 2,620                (555)               6,765               2,449
                                                         ----------              ------               ------              ------

NONINTEREST EXPENSES
Salaries                                                      3,212               2,608                9,083               7,567
Employee benefits                                               783                 646                2,082               1,956
                                                         ----------              ------               ------              ------
   Total personnel expense                                    3,995               3,254               11,165               9,523
Net occupancy expense                                           443                 399                1,282               1,139
Equipment related expenses                                      428                 348                1,189               1,013
Intangibles amortization                                        458                 157                1,065                 473
Merger expenses                                                  --               3,188                   --               3,188
Other operating expenses                                      2,116               1,757                5,887               5,276
                                                         ----------              ------               ------              ------
     Total noninterest expenses                               7,440               9,103               20,588              20,612
                                                         ----------              ------               ------              ------
Income (loss) before income taxes                             5,770                (668)              15,711               9,302
Income taxes                                                  2,006                 255                5,456               3,703
                                                         ----------              ------               ------              ------

NET INCOME (LOSS)                                        $    3,764                (923)              10,255               5,599
                                                         ==========                ====               ======               =====

Earnings (loss) per share:
     Basic                                               $     0.41               (0.10)                1.14                0.63
     Diluted                                                   0.40               (0.10)                1.11                0.61

Weighted average common shares outstanding:
     Basic                                                9,223,600           8,915,635            9,006,940           8,896,268
     Diluted                                              9,481,217           9,103,653            9,253,431           9,111,044


See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income



                                                                 Three Months Ended                  Nine Months Ended
                                                                    September 30,                      September 30,
                                                              ------------------------             -----------------------

($ in thousands-unaudited)                                    2001                2000             2001               2000
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $ 3,764              (923)           10,255             5,599
                                                             -------              ----            ------             -----
Other comprehensive income:
    Unrealized gains on securities
      available for sale:
        Unrealized holding gains arising
           during the period, pretax                           1,045             1,016             1,397             1,101
              Tax expense                                       (367)             (345)             (489)             (417)
        Reclassification to realized (gains) losses              (61)            2,006               (61)            1,917
              Tax expense (benefit)                               22              (682)               22              (704)
                                                             -------              ----            ------             -----
Other comprehensive income                                       639             1,995               869             1,897
                                                             -------              ----            ------             -----
Comprehensive income                                         $ 4,403             1,072            11,124             7,496
                                                             =======             =====            ======             =====


See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Shareholders' Equity


                                                                                                       Accumulated
                                                         Common Stock                                     Other             Share-
                                                    -----------------------            Retained       Comprehensive         holders'
(In thousands, except per share - unaudited)        Shares           Amount            Earnings       Income (Loss)         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 2000                           8,849        $    51,490           57,787           (2,297)           106,980

Net income                                                                              5,599                               5,599
Cash dividends declared ($0.56 per share)                                             (4,906)                             (4,906)
Common stock issued under
     stock option plan                                128                375                                                  375
Tax benefit realized from exercise of
     nonqualified stock options                                          790                                                  790
Common stock issued into
    dividend reinvestment plan                         10                151                                                  151
Purchases and retirement of common
     stock                                           (58)              (925)                                                (925)
Other comprehensive income                                                                                1,897             1,897
                                                    -----        -----------           ------             -----           -------
Balances, September 30, 2000                        8,929        $    51,881           58,480             (400)           109,961
                                                    =====        ===========           ======             =====           =======

Balances, January 1, 2001                           8,827        $    50,148           60,280               256           110,684

Net income                                                                             10,255                              10,255
Cash dividends declared ($0.66 per share)                                             (5,985)                             (5,985)
Common stock issued under
     stock option plan                                 94                567                                                  567
Common stock issued into
    dividend reinvestment plan                         13                291                                                  291
Common stock issued in acquisitions                   602              9,159                                                9,159
Purchases and retirement of common
     stock                                          (436)           (10,018)                                             (10,018)
Other comprehensive income                                                                                  869               869
                                                    -----        -----------           ------             -----           -------
Balances, September 30, 2001                        9,100        $    50,147           64,550             1,125           115,822
                                                    =====        ===========           ======             =====           =======



See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                                    Nine Months Ended
                                                                                                      September 30,
($ in thousands-unaudited)                                                                    2001                     2000
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                                                               $   10,255                   5,599
  Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                                    766                   1,365
     Net security premium amortization (discount accretion)                                      (30)                      43
     Losses (gains) on sales of securities available for sale                                    (61)                   1,917
     Losses (gains) on disposal of other real estate                                             (30)                      98
     Loan fees and costs deferred, net of amortization                                             26                      49
     Gain on sale of loans                                                                        (9)                       -
     Depreciation of premises and equipment                                                     1,038                     908
     Amortization of intangible assets                                                          1,065                     474
     Deferred income tax expense (benefit)                                                        477                   (289)
     Decrease (increase) in accrued interest receivable                                           386                   (547)
     Increase in other assets                                                                 (3,043)                   (525)
     Increase (decrease) in accrued interest payable                                          (1,240)                      92
     Increase in other liabilities                                                              3,522                     379
                                                                                           ----------               ---------
          Net cash provided by operating activities                                            13,122                   9,563
                                                                                           ----------               ---------

Cash Flows From Investing Activities
     Purchases of securities available for sale                                              (28,001)                (10,977)
     Purchases of securities held to maturity                                                     (1)                   (169)
     Proceeds from sales of securities available for sale                                       2,348                  54,490
     Proceeds from maturities/issuer calls of securities available for sale                    35,924                  12,319
     Proceeds from maturities/issuer calls of securities held to maturity                       2,894                   3,738
     Net increase in loans                                                                   (26,654)                (87,231)
     Purchases of premises and equipment                                                      (2,781)                 (2,801)
     Net cash received in acquisition of insurance agencies                                        40                       -
     Net cash paid in acquisition of Century Bancorp                                          (8,112)                       -
     Net cash received in purchase of branches                                                 70,201                       -
                                                                                           ----------               ---------
          Net cash provided (used) by investing activities                                     45,858                (30,631)
                                                                                           ----------               ---------

Cash Flows From Financing Activities
     Net increase in deposits                                                                  12,620                  56,869
     Net repayments of borrowings                                                            (24,700)                (21,300)
     Cash dividends paid                                                                      (5,903)                 (4,356)
     Proceeds from issuance of common stock                                                       858                     526
     Purchases and retirement of common stock                                                (10,018)                   (925)
                                                                                           ----------               ---------
          Net cash provided (used) by financing activities                                   (27,143)                  30,814
                                                                                           ----------               ---------

Increase In Cash And Cash Equivalents                                                          31,837                   9,746
Cash And Cash Equivalents, Beginning Of Period                                                 30,439                  58,341
                                                                                           ----------               ---------

Cash And Cash Equivalents, End Of Period                                                   $   62,276                  68,087
                                                                                           ==========               =========

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the period for:
     Interest                                                                              $   28,649                  24,968
     Income taxes                                                                                 735                   4,910
Non-cash transactions:
     Transfer of securities from held to maturity to available for sale                        31,220                       -
     Unrealized gain on securities available for sale, net of taxes                               869                   1,897
     Foreclosed loans transferred to other real estate                                            517                       -
     Premises and equipment transferred to other real estate                                      425                       -


See notes to consolidated financial statements.

                         First Bancorp And Subsidiaries
                   Notes To Consolidated Financial Statements


--------------------------------------------------------------------------------

(unaudited)         For the Periods Ended September 30, 2001 and 2000
--------------------------------------------------------------------------------

NOTE 1 - Basis of Presentation
        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 2001 and 2000 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 2001 and 2000. Reference is made to the 2000 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. As discussed in
Note 6 below, all prior period financial information has been restated to include historical information for a company acquired in a transaction accounted for as a pooling-of-interests. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Reclassifications
        Certain amounts reported in the period ended September 30, 2000 have been reclassified to conform with the presentation for September 30, 2001. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

NOTE 3 - Earnings Per Share
        Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share includes the potentially dilutive effects of the Company's stock option plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:


                                                            For the Three Months Ended September 30,
                                  ----------------------------------------------------------------------------------------------
                                                      2001                                            2000
                                  ---------------------------------------------    ---------------------------------------------
                                     Income         Shares                           Income          Shares
($ in thousands except per           (Numer-        (Denom-        Per Share         (Numer-         (Denom-        Per Share
    share amounts)                    ator)         inator)         Amount            ator)           inator)         Amount
--------------------------------------------------------------------------------------------------------------------------------
Basic EPS
  Net income (loss)                $   3,764      9,223,600      $      0.41       $     (923)      8,915,635      $    (0.10)
                                                                 ===========                                       ==========
Effect of Dilutive Securities             --        257,617                                --         188,018
                                   ---------      ---------                        ----------       ---------

Diluted EPS                        $   3,764      9,481,217      $      0.40       $     (923)      9,103,653      $    (0.10)
                                   =========      =========      ===========       ==========       =========      ==========


                                                             For the Nine Months Ended September 30,
                                  ----------------------------------------------------------------------------------------------
                                                      2001                                            2000
                                  ---------------------------------------------    ---------------------------------------------
                                     Income         Shares                           Income          Shares
($ in thousands except per           (Numer-        (Denom-        Per Share         (Numer-         (Denom-        Per Share
    share amounts)                    ator)         inator)         Amount            ator)           inator)         Amount
--------------------------------------------------------------------------------------------------------------------------------
Basic EPS
  Net income                       $  10,255      9,006,940      $      1.14       $    5,599       8,896,268      $     0.63
                                                                 ===========                                       ==========
Effect of Dilutive Securities             --        246,491                                --         214,776
                                   ---------      ---------                        ----------       ---------
Diluted EPS                        $  10,255      9,253,431      $      1.11       $    5,599       9,111,044      $     0.61
                                   =========      =========      ===========       ==========       =========      ==========

NOTE 4 - Asset Quality Information
        Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                                 September 30,     December 31,   September 30,
             ($ in thousands)                                        2001              2000            2000
             --------------------------------------------------- ---------------- --------------- ---------------
             Nonperforming loans:
                Nonaccrual loans                                  $    4,540             626             992
                Restructured loans                                       166             237             243
                                                                  ----------      ----------      ----------
             Total nonperforming loans                                 4,706             863           1,235
             Other real estate                                         1,146             893             738
                                                                  ----------      ----------      ----------
             Total nonperforming assets                           $    5,852           1,756           1,973
                                                                  ==========      ==========      ==========

             Nonperforming loans to total loans                         0.54%           0.12%           0.17%
             Nonperforming assets as a percentage of loans
                 and other real estate                                  0.67%           0.24%           0.27%
             Nonperforming assets to total assets                       0.53%           0.19%           0.21%
             Allowance for loan losses to total loans                   1.05%           1.06%           1.06%

-----------------------------------------------------------------------------------------------------------------

NOTE 5 - Deferred Loan Fees
        Loans are shown on the Consolidated Balance Sheets net of net deferred loan fees of approximately $719,000, $689,000, and $753,000 at September 30, 2001, December 31, 2000, and September 30, 2000, respectively.

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

          Assets acquired                                        (in millions)
             Cash                                                   $ 70.2
             Loans, gross, primarily consumer installment             16.7
             Allowance for loan losses                                (0.3)
             Property, plant and equipment                             1.9
                                                                    ------
                                                                      88.5
                                                                    ------
          Liabilities assumed
             Deposits                                                102.6
             Accrued interest on deposits                              0.2
             Other                                                     0.3
                                                                    ------
                                                                     103.1
                                                                    ------
          Excess of liabilities assumed over assets acquired -
               recorded as an intangible asset                      $ 14.6
                                                                    ======


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

        On August 8, 2001, the Company entered into a definitive agreement to acquire the Salisbury, North Carolina branch of First Union National Bank located at 215 West Innes Street. The branch currently has approximately $37 million in deposits and $10 million in loans. The closing of the transaction and the data conversion are expected to occur in the fourth quarter of 2001. According to the terms of the agreement, the Company will pay a deposit premium of 9.1% based on the average daily balance of the branch's deposits in the calendar month prior to the closing date.

Note 7 - New Accounting Standards
        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. On January 1, 2001, the Company transferred, as permitted by the standard upon its adoption, held-to-maturity securities with an amortized cost of approximately $31.7 million to the available-for-sale category at fair value. The unrealized loss at the time of the transfer was approximately $513,000, and is included as a component of other comprehensive income, net of tax. The Company does not engage in any hedging activities and other than the aforementioned transfer of securities, the adoption of the statement had no impact on the Company.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 is effective for the Company beginning on January 1, 2002 and will require that all goodwill and intangible assets with indefinite useful lives (including such assets acquired prior to January 1, 2002) no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" - see below. In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance of differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 supersedes FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 also supersedes Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement is effective for fiscal years beginning after December 15, 2001. At this time, the Company is assessing the impact of SFAS No. 144 on its financial condition and results of operations.

Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition


RESULTS OF OPERATIONS

OVERVIEW

        Net income for the three months ended September 30, 2001 amounted to $3,764,000, or $0.40 per diluted share, compared to a net loss of $923,000, or $0.10 per diluted share, recorded in the third quarter of 2000. The third quarter of 2000 was significantly affected by merger-related charges associated with the Company's merger-acquisition of First Savings Bancorp, Inc. (First Savings) that occurred on September 14, 2000. Excluding the effects of nonrecurring items of income and expense recorded in each period (including the merger-related charges recorded in 2000), the Company's net income for the third quarter of 2001 amounted to $3,687,000, a 17.3% increase over the $3,142,000 recorded for the third quarter of 2000. Excluding nonrecurring income/expense, diluted earnings per share for the third quarter of 2001 amounted to $0.39 per share, compared to $0.35 for the third quarter of 2000, an 11.4% increase.

     Net income for the nine months ended September 30, 2001 was $10,255,000, or $1.11 per diluted share, compared to net income of $5,599,000, or $0.61 per diluted share, recorded in the first nine months of 2000. As noted above, charges associated with the merger acquisition of First Savings significantly impacted results for 2000. Excluding the effects of nonrecurring items of income and expense recorded for each nine month period (including the merger-related charges recorded in 2000), the Company's net income for the nine months ended September 30, 2001 amounted to $10,153,000, a 5.6% increase over the $9,616,000 recorded for the same nine months of 2000. Excluding nonrecurring income/expense, diluted earnings per share for the nine months ended September 30, 2001 amounted to $1.10 per share, compared to $1.06 for the same nine months in 2000, a 3.8% increase.

        Excluding items of nonrecurring income and expense, the Company's annualized return on average assets (ROA) was 1.34% for the third quarter of 2001 compared to 1.35% for the third quarter of 2000, and 1.32% for the nine months ended September 30, 2001 compared to 1.41% for the first nine months of 2000. Excluding items of nonrecurring income and expense, the Company's annualized return on average equity (ROE) was 12.37% for the third quarter of 2001 compared to 11.28% for the third quarter of 2000, and 11.79% for the nine months ended September 30, 2001 compared to 11.69% for the first nine months of 2000.

        The increase in recurring earnings when comparing the three and nine month periods of 2001 to the same periods of 2000 are the result of higher net interest income and noninterest income that was largely offset by higher noninterest expenses. The higher net interest income was a result of a greater amount of interest-earning assets, achieved primarily as a result of corporate acquisitions, the effects of which were partially negated by a lower net interest margin. All major categories of noninterest income have experienced increases in 2001 as a result of fees and charges earned from customers and accounts assumed in corporate acquisitions, the low interest rate environment which has increased mortgage loan refinancings, and the introduction of a product that charges a fee for allowing customers to overdraw their deposit account. Noninterest expenses increased in 2001 primarily as a result of the Company's recent acquisitions.


NONRECURRING ITEMS OF INCOME AND EXPENSE

        As noted above, the third quarter of 2000 was significantly impacted by the Company's merger-acquisition of First Savings. The material nonrecurring items of income and expense related to the merger were as follows:

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

        While less significant in amount, the three and nine months ended September 30, 2001 and 2000 also contained other items of a nonrecurring nature. Nonrecurring items are items that are not a part of the Company's day-to-day operations and include items such as merger-related expenses, gains and losses from securities sales, loan sales, fixed assets, other real estate, and other items of a similar nature. The following table presents a summary of items that are nonrecurring in nature that impact comparisons of the three and nine month periods in 2001 compared to the same periods in 2000. The "Impact on Net Income" and "Impact on Diluted Earnings Per Share (EPS)" columns reflect the after-tax amount of the nonrecurring item at the blended federal and state tax rate.


                                  Three Months Ended Sept. 30, 2001        Three Months Ended Sept. 30, 2000
                                -------------------------------------   ---------------------------------------
                                Gross Amount                Impact on   Gross Amount                  Impact on
                                   Income/    Impact on      Diluted      Income/       Impact on      Diluted
                                  (Expense)   Net Income       EPS       (Expense)      Net Income       EPS
                                  ---------   ----------    ---------    ---------      ----------    ---------
Merger-related addition to
   provision for loan losses        $   --          --           --         (420)          (254)        (0.03)
                                    ------      ------       ------       ------         ------        ------

Items affecting noninterest
   income
------------------------------
   Securities losses - merger-
    related                             --          --           --       (2,006)        (1,218)        (0.14)
   Other securities gains, net          61          40         0.01           --             --            --
   Other                                57          37           --           --             --            --
                                    ------      ------       ------       ------         ------        ------
       Total impact on
         noninterest income            118          77         0.01       (2,006)        (1,218)        (0.14)
                                    ------      ------       ------       ------         ------        ------
Items affecting noninterest
   expense
------------------------------
   Merger-related expenses              --          --           --       (3,188)        (2,593)        (0.28)
                                    ------      ------       ------       ------         ------        ------
     Total impact                   $  118          77         0.01       (5,614)        (4,065)        (0.45)
                                    ======      ======       ======       ======         ======        ======


                                  Nine Months Ended Sept. 30, 2001         Nine Months Ended Sept. 30, 2000
                                -------------------------------------   ---------------------------------------
                                Gross Amount                Impact on   Gross Amount                  Impact on
                                   Income/    Impact on      Diluted      Income/       Impact on      Diluted
                                  (Expense)   Net Income       EPS       (Expense)      Net Income       EPS
                                  ---------   ----------    ---------    ---------      ----------    ---------

Merger-related addition to
   provision for loan losses        $   --          --           --         (420)          (254)        (0.03)
                                    ------      ------       ------       ------         ------        ------

Items affecting noninterest
   income
------------------------------
   Securities losses - merger-
    related                             --          --           --       (2,006)        (1,218)        (0.14)
   Other securities gains, net          61          40         0.00           89             55          0.00
   Other                                96          62         0.01          (11)            (7)         0.00
                                    ------      ------       ------       ------         ------        ------
       Total impact on
         noninterest income            157         102         0.01       (1,928)        (1,170)        (0.14)
                                    ------      ------       ------       ------         ------        ------

Items affecting noninterest
   expense
------------------------------
   Merger-related expenses              --          --           --       (3,188)        (2,593)        (0.28)
                                    ------      ------       ------       ------         ------        ------
     Total impact                   $  157         102         0.01       (5,536)        (4,017)        (0.45)
                                    ======      ======       ======       ======         ======        ======



COMPONENTS OF EARNINGS

        Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three and nine month periods ended September 30, 2001 amounted to $10,828,000 and $30,300,000, respectively, increases of 11.7% and 5.1%, over the amounts recorded in the same three and nine month periods in 2000, respectively. There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and 2) the Company's net interest margin (net yield on interest-earning assets).

        For the three and nine months ended September 30, 2001, growth in loans and deposits, which was achieved largely from corporate acquisitions, had a positive impact on net interest income, while a declining net interest margin had a negative impact on net interest income, when compared to the same periods in 2000.

        The following tables present average balances and average rates earned/paid by the Company for the periods indicated.

                                                            For the Three Months Ended September 30,
                                          --------------------------------------------------------------------------
                                                         2001                                     2000
                                          ----------------------------------     -----------------------------------
                                                                   Interest                                Interest
                                           Average      Average    Earned          Average      Average    Earned
                                           Volume        Rate      or Paid         Volume        Rate      or Paid
($ in thousands)                          ---------   ---------   ---------      -----------   ---------  ----------
Assets
Loans (1)                                $  873,958      8.06%   $   17,762       $  718,301      8.97%   $   16,241
Taxable securities                          103,206      6.17%        1,605          132,323      6.76%        2,255
Non-taxable securities (2)                   16,182      8.43%          344           17,149      8.26%          357
Short-term investments,
    principally federal funds                26,100      3.92%          258           18,072      6.26%          285
                                          ---------              ----------       ----------              ----------
Total interest-earning assets             1,019,446      7.77%       19,969          885,845      8.57%       19,138
                                                                 ----------                               ----------
Liabilities
Savings, NOW and money
     market deposits                        319,457      1.65%        1,332       $  249,569      2.67%        1,679
Time deposits >$100,000                     179,023      5.89%        2,657          133,896      6.41%        2,162
Other time deposits                         360,358      5.23%        4,754          310,886      5.80%        4,542
                                          ---------              ----------       ----------              ----------
     Total interest-bearing deposits        858,838      4.04%        8,743          694,351      4.79%        8,383
Borrowings                                   16,207      6.32%          258           50,605      7.17%          914
                                          ---------              ----------       ----------              ----------
Total interest-bearing liabilities          875,045      4.08%        9,001          744,956      4.95%        9,297
                                                                 ----------                               ----------
Non-interest-bearing deposits                87,314                                   66,443
Net yield on interest-earning
  assets and  net interest income                        4.27%   $   10,968                       4.41%   $    9,841
                                                                 ==========                               ==========
Interest rate spread                                     3.69%                                    3.62%

Average prime rate                                       6.58%                                    9.50%
--------------------------------------------------------------------------------------------------------------------

(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2) Includes tax-equivalent adjustments of $140,000 and $146,000 in 2001 and 2000 respectively, to reflect the federal and state benefit of the tax-exempt securities, reduced by the related nondeductible portion of interest expense.
----------------



                                                              For the Nine Months Ended September 30,
                                       ------------------------------------------------------------------------------------
                                                          2001                                       2000
                                       -----------------------------------------   ----------------------------------------
                                                                       Interest                                    Interest
                                           Average      Average         Earned        Average       Average        Earned
                                           Volume         Rate         or Paid         Volume         Rate         or Paid
                                           ------         ----         -------         ------         ----         -------
($ in thousands)
Assets
Loans (1)                              $   814,105        8.42%       $ 51,263     $   688,947        8.83%       $ 45,658
Taxable securities                          99,362        6.58%          4,893         142,303        6.38%          6,816
Non-taxable securities (2)                  16,329        8.71%          1,064          17,829        8.26%          1,106
Short-term investments,
    principally federal funds               34,868        4.55%          1,187          15,880        6.33%            755
                                       -----------                    --------     -----------                    --------
Total interest-earning assets              964,664        8.10%         58,407         864,959        8.37%         54,335
                                                                      --------                                    --------
Liabilities
Savings, NOW and money
     market deposits                       290,513        1.98%          4,311     $   251,005        2.51%          4,729
Time deposits >$100,000                    164,866        6.20%          7,651         126,042        6.00%          5,679
Other time deposits                        341,612        5.71%         14,579         292,224        5.50%         12,068
                                       -----------                    --------     -----------                     --------
     Total interest-bearing deposits       796,991        4.45%         26,541         669,271        4.47%         22,476
Borrowings                                  23,065        6.45%          1,113          54,097        6.36%          2,584
                                       -----------                    --------     -----------                     --------
Total interest-bearing liabilities         820,056        4.51%         27,654         723,368        4.61%         25,060
                                                                      --------                                     --------
Non-interest-bearing deposits               81,135                                      66,907
Net yield on interest-earning
     assets and  net interest income                      4.26%       $ 30,753                        4.51%        $ 29,275
                                                                      ========                                     ========


Interest rate spread                                      3.59%                                       3.76%

Average prime rate                                        7.50%                                       9.15%
---------------------------------------------------------------------------------------------------------------------------

(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2) Includes tax-equivalent adjustments of $453,000 and $445,000 in 2001 and 2000 respectively, to reflect the federal and state benefit of the tax-exempt securities, reduced by the related nondeductible portion of interest expense.
---------------------------

        As shown in the tables above, the Company's average loans were 21.7% higher in the third quarter of 2001 and 18.2% higher in the first nine months of 2001 compared to the same three and nine month periods of 2000. Average deposits for the three and nine month periods ended September 30, 2001 were 24.4% and 19.3% higher, respectively, compared to the same periods of 2000. See additional discussion regarding the nature of the growth in loans and deposits in the section entitled "Financial Condition" below. The effect of these higher amounts of average loans and deposits was to increase net interest income in 2001.

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

        One factor that has thus far negatively impacted the Company's net interest margin has been the eight successive interest rate cuts totaling 350 basis points by the Federal Reserve Board during the first nine months of 2001. Although at January 1, 2001 the Company had more interest-sensitive liabilities than interest-sensitive assets subject to repricing within twelve months, to date, the Company's interest-sensitive assets have repriced sooner (generally the day following the interest rate cut) and by a larger percentage (generally by the same number of basis points that the Federal Reserve discount rate was decreased) than have the Company's interest-sensitive liabilities that were subject to repricing. The Company's primary interest-sensitive liabilities at January 1, 2001 in the twelve month horizon consisted of the following 1) savings, NOW, and money market deposits, and 2) time deposits. Interest rates paid on savings, NOW and money market deposits are set by management of the Company, and although the interest rates on these accounts were decreased by the Company within days of each of the Federal Reserve rate cuts, it was not possible to further reduce the interest rates by the full amount of the Federal Reserve cuts due to the already relatively low rates paid on these types of accounts. Interest rates paid on time deposits are generally fixed and not subject to automatic adjustment. When time deposits mature, the Company has the opportunity, at the customers' discretion, to renew the time deposit at a rate set by the Company. Because time deposits that are interest-sensitive in a twelve month horizon mature throughout the twelve month period, any change in the renewal rate will only affect a portion of the twelve month period. Also, although changes in interest rates on renewing time deposits generally track rate changes in the interest rate environment, the Company has not been able to decrease rates on renewing time deposits in the first nine months of 2001 by the corresponding decreases in the Federal Reserve discount rate because of competitive pressures in the Company's market.

        The second factor affecting the Company's net interest margin has been the impact of the Company's acquisitions. As shown in Note 6 to the financial statements above, the March 2001 acquisition of four branches of First Union resulted in the Company receiving approximately $70 million in cash. As anticipated, until this cash can be fully redeployed by the Company into a mix of higher yielding investments and loans consistent with the Company's historic asset mix, the Company's net interest margin has been and will continue to be negatively impacted. In addition, because of Century's higher mix of single family mortgage loans and time deposits (which are generally the lowest yielding type of loan and highest rate type of deposit), the net interest margin earned on these acquired loans and deposits has been lower than the Company's historic margins.

        The provision for loan losses for the third quarter of 2001 was $238,000, $47,000 lower than the recurring (i.e. not merger-related) provision of $285,000 recorded in the third quarter of 2000 - as discussed above, a merger-related provision for $420,000 was also recorded in the third quarter of 2000. For the nine months ended September 30, 2001, the provision for loan losses was $766,000 compared to the recurring provision of $945,000 for the nine months ended September 30, 2000 (excluding the $420,000 merger-related provision). The decreases in the provision for loan losses in 2001 compared to 2000 have been a result of significantly lower loan growth experienced during 2001. Net internal loan growth (excluding loans assumed in acquisitions) for the third quarter of 2001 amounted to $9.0 million compared to $25.4 million in the third quarter of 2000. Net internal loan growth for first nine months of 2001 amounted to $25.3 million compared to $86.9 million in the first nine months of 2000. An increase in nonperforming assets (see discussion below) during 2001 increased what otherwise would have been an even lower level of provision for loan losses in 2001.

        Excluding nonrecurring items of noninterest income (security sales, loan sales, etc. - see discussion above), noninterest income for the three and nine month periods ended September 30, 2001 amounted to $2,502,000 and $6,608,000 respectively, increases of 72.4% and 51.0% over the like amounts recorded in the same three and nine month periods in 2000. Within noninterest income, service charges on deposit accounts experienced the largest increase in 2001 compared to 2000, amounting to $1,436,000 in the third quarter of 2001, an 80.4% increase over the $796,000 recorded in the same quarter of 2000, and $3,636,000 for the first nine months of 2001, a 57.9% increase over the $2,302,000 recorded in the first nine months of 2000. The increase in service charges on deposit accounts is primarily related to three events - 1) an increase in the Company's service fee rate structure implemented in November 2000, 2) the Company's acquisition of four branches on March 26, 2001 - the branches purchased had a high level of transaction accounts (non-time deposits), $60.2 million in total, which afforded the Company the opportunity to earn deposit service charge income, and 3) the introduction of a product in August 2001 that charges a fee for allowing customers to overdraw their deposit account.

        Also contributing to the increase in noninterest income was "Other service charges, commissions, and fees," which increased from $418,000 in the third quarter of 2000 to $489,000 in the third quarter of 2001, a 17.0% increase. For the nine months ended September 30, 2001, this category of noninterest income amounted to $1,529,000, a 14.3% increase compared to the $1,338,000 recorded in the first nine months of 2000. This category of noninterest income includes items such as safety deposit box rentals, check cashing fees, credit card and merchant income, and ATM charges. This category of income grew primarily because of increases in these activity-related fee services as a result of overall growth in the Company's total customer base, including growth achieved from corporate acquisitions.

        Fees from presold mortgages for the three and nine month periods ended September 30, 2001 amounted to $338,000 and $762,000, respectively, increases of 191% and 143% over the amounts recorded in the comparable periods in 2000 of $116,000 and $314,000, respectively. The increases in 2001 are primarily attributable to two factors - 1) a higher level of mortgage loan refinancings caused by the lower interest rate environment, and 2) the decision by the Company to sell a higher percentage of single family home loan originations into the secondary market as opposed to holding them in the Company's loan portfolio. This strategy was implemented in an effort to shift the Company's loan portfolio to having a higher percentage of commercial loans, which are generally shorter term in nature and have higher interest rates.

        The line item "Commissions from sales of insurance/investments" includes commissions the Company receives from sales of credit insurance associated with new loans, commission from the sales of investment and annuity products, and commissions from the sale of property and casualty insurance. This income amounted to $184,000 and $530,000 for the three and nine months in 2001, respectively, a 111% and 53% increase from the $87,000 and $347,000 amounts recorded for the three and nine months ended September 30, 2000, respectively. The Company expects that this line item will continue to increase as a result of hiring additional personnel and the May 30, 2001 acquisition of two insurance agencies that specialize in property and casualty insurance, as discussed above.

        Data processing fees for the three and nine month periods ended September 30, 2001 amounted to $55,000 and $151,000, respectively, increases of 62% and 99% over the amounts recorded in the comparable periods in 2000 of $34,000 and $76,000, respectively. These fees have increased as a result of an increase from two data processing clients to four clients over the past one and a half years.

        Noninterest expenses for the three month and nine months ended September 30, 2001 amounted to $7,440,000 and $20,588,000, respectively, increases of 25.8% and 18.2%, from the amounts of $5,915,000 and $17,424,000 (excluding
$3,188,000 in merger expenses discussed above) recorded in the three and nine month periods ended September 30, 2000, respectively. The increases in noninterest expenses occurred in all categories and are associated with the overall growth of the Company in terms of branch network, employees and customer base, including the incremental expenses associated with the Company's acquisitions. Certain efficiencies realized as a result of the Company's acquisition of First Savings that occurred in the third quarter of 2000 partially offset the increases in noninterest expense in the first nine months of 2001.

        Amortization of intangible assets increased from $157,000 in the third quarter of 2000 to $458,000 in the third quarter of 2001, and from $473,000 for the nine months ended September 30, 2000 to $1,065,000 for the first nine months of 2001. These increases are primarily associated with the Company's aforementioned March 26, 2001 purchase of four branch offices and the May 17, 2001 acquisition of Century. The Company recorded intangible assets related to the branch purchase of approximately $14.6 million and intangible assets related to the Century acquisition of $3.2 million. These intangible assets are being amortized on a straight-line basis over fifteen years. As discussed in Note 7 to the financial statements above, recently issued accounting pronouncements will significantly affect the way the Company accounts for its intangible assets beginning in 2002.

        The provision for income taxes was $2,006,000 in the third quarter of 2001, amounting to an effective tax rate of 34.8%, compared to $255,000 in the third quarter of 2000, which exceeded the amount of net income for that quarter. The provision for income taxes for the nine months ended September 30, 2001 amounted to $5,456,000, amounting to an effective tax rate of 34.7%, compared to $3,703,000 for the first nine months of 2000, which amounted to an effective tax rate of 39.8%. The higher recorded income tax expense for both periods in 2001 is attributable to the higher level of pretax earnings, while the higher effective tax rates for 2000 are due to certain nondeductible merger expenses recorded in 2000.

FINANCIAL CONDITION

        The Company's financial condition was materially impacted by the purchase of the four First Union branches that occurred during the first quarter of 2001 and the acquisition of Century that occurred in the second quarter of 2001. As a percentage of January 1, 2001 amounts, these acquisitions increased the Company's loans by 14.3%, intangible assets by 384%, and deposits by 22.6%. The following table presents the impact of these purchases on selected balance sheet levels and growth rates during the time periods indicated.


                                       Balance at                                 Balance at     Total     Percentage growth,
                  (in millions)        beginning       Internal   Growth from       end of     percentage      excluding
                                       of period        growth    acquisitions      period       growth       acquisitions
                                       ---------        ------    ------------      ------       ------       ------------
               October 1, 2000 to
               September 30, 2001
               ------------------
Loans                                   $730,134        41,208       106,892       878,234         20.3%            5.6%
                                        ========      ========      ========      ========     ========        ========

Deposits - Noninterest bearing          $ 71,392         3,765        17,667        92,824         30.0%            5.3%
Deposits - Savings, NOW, and
   Money Market                          248,573         7,541        62,685       318,799         28.3%            3.0%
Deposits - Time                          449,043         2,685        93,966       545,694         21.5%            0.6%
                                        --------      --------      --------      --------     --------        --------
   Total deposits                       $769,008        13,991       174,318       957,317         24.5%            1.8%
                                        ========      ========      ========      ========     ========        ========

               January 1, 2001 to
               September 30, 2001
               ------------------
Loans                                   $746,089        25,253       106,892       878,234         17.7%            3.4%
                                        ========      ========      ========      ========     ========        ========

Deposits - Noninterest bearing          $ 70,634         4,523        17,667        92,824         31.4%            6.4%
Deposits - Savings, NOW, and
   Money Market                          253,687         2,427        62,685       318,799         25.7%            1.0%
Deposits - Time                          446,058         5,670        93,966       545,694         22.3%            1.3%
                                        --------      --------      --------      --------     --------        --------
   Total deposits                       $770,379        12,620       174,318       957,317         24.3%            1.6%
                                        ========      ========      ========      ========     ========        ========

        As can be seen from the above table, most of the Company's loan and deposit growth over the periods presented was achieved through acquisitions. Intense competition and the slowdown in the economy have resulted in lower rates of internal loan and deposit growth than were experienced by the Company in recent years.

        The acquisitions have served to leverage the Company's capital. The Company's tangible equity to total assets ratio decreased from 11.6% at December 31, 2000 to 8.6% at September 30, 2001.

        The Company's total assets were $1.1 billion at September 30, 2001, an increase of $171 million, or 18.4%, from the $929 million at September 30, 2000. The primary reason for the increase in total assets was the acquisitions discussed above, which added approximately $196.0 million in total assets. Paydowns of outstanding debt totaling $26 million and repurchases of the Company's stock of approximately $12 million have reduced the Company's assets since September 30, 2000.

NONPERFORMING ASSETS

        Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:


                                                September 30,   December 31,   September 30,
($ in thousands)                                    2001           2000            2000
---------------------------------------------   -------------   ------------   -------------
Nonperforming loans:
   Nonaccrual loans                               $4,540            626              992
   Restructured loans                                166            237              243
                                                  ------          -----            -----
Total nonperforming loans                          4,706            863            1,235
Other real estate                                  1,146            893              738
                                                  ------          -----            -----
Total nonperforming assets                        $5,852          1,756            1,973
                                                  ======          =====            =====

Nonperforming loans to total loans                  0.54%          0.12%            0.17%
Nonperforming assets as a percentage of loans
   and other real estate                            0.67%          0.24%            0.27%
Nonperforming assets to total assets                0.53%          0.19%            0.21%
Allowance for loan losses to total loans            1.05%          1.06%            1.06%


      Management has reviewed the collateral for the nonperforming assets, including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

        Nonaccrual loans increased from $626,000 at December 31, 2000 to $4,540,000 at September 30, 2001. The increase is primarily attributable to four loans to the same borrower totaling $2.7 million that were placed on nonaccrual status during the first half of 2001. The Company has a total of approximately $3.2 million in loans ($0.5 million of which do not meet the Company's criteria for nonaccrual status) to this borrower with liquidity problems. The loans related to this borrower are collateralized by real estate, the value of which the Company believes exceeds the outstanding loan balance. The borrower has been actively selling the real estate to pay down the loan balance. However, several real estate sales scheduled for 2001 did not occur due to the filing of a lawsuit against the borrower during the first quarter of 2001. As a result of this development, management determined that $2.4 million in loans related to this borrower should be placed on nonaccrual status, and they were classified as such in February 2001. In the second quarter of 2001, an additional $500,000 of loans to this same borrower were placed on nonaccrual status. The level of restructured loans did not vary materially among the periods presented.

        At September 30, 2001, December 31, 2000, and September 30, 2000, the recorded investment in loans considered to be impaired was $3,140,000, $293,000, and $60,000, respectively, all of which were on nonaccrual status. The increase in impaired loans is primarily due to the same loans noted above that were placed on nonaccrual status. The related allowance for loan losses for these impaired loans was $75,000, $44,000, and $9,000, respectively. The average recorded investments in impaired loans during the nine month period ended September 30, 2001, the year ended December 31, 2000, and the nine months ended September 30, 2000 were approximately $2,442,000, $218,000, and $246,000, respectively. For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

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

        As of September 30, 2001, December 31, 2000 and September 30, 2000, the amount of the Company's other real estate owned did not vary materially, amounting to $1,146,000, $893,000, and $738,000, respectively, which consisted principally of several parcels of real estate. The Company's management has reviewed recent appraisals of its other real estate and believes that their fair values, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

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

        The provision for loan losses for the third quarter of 2001 was $238,000, $47,000 lower than the recurring (i.e not merger-related) provision of $285,000 recorded in the third quarter of 2000 - as discussed above, a merger-related provision for $420,000 was also recorded in the third quarter of 2000. For the nine months ended September 30, 2001, the provision for loan losses was $766,000 compared to the recurring provision of $945,000 for the nine months ended September 30, 2000 (excluding the $420,000 merger-related provision). The decreases in the provision for loan losses in 2001 compared to 2000 have been a result of significantly lower loan growth experienced during 2001. Net internal loan growth (excluding loans assumed in acquisitions) for the third quarter of 2001 amounted to $9.0 million compared to $25.4 million in the third quarter of 2000. Net internal loan growth for first nine months of 2001 amounted to $25.3 million compared to $86.9 million in the first nine months of 2000. An increase in nonperforming assets (see discussion above) during 2001 increased what otherwise would have been an even lower level of provisions for loan losses in 2001.

      At September 30, 2001, the allowance for loan losses amounted to $9,187,000, compared to $7,893,000 at December 31, 2000 and $7,773,000 at
September 30, 2000. The allowance for loan losses was 1.05%, 1.06% and 1.06% of total loans as of September 30, 2001, December 31, 2000, and September 30, 2000, respectively. In addition to the increases to the allowance for loan losses related to normal quarterly provisions, the increase in the dollar amount of the allowance for loan losses since December 31, 2001 was also affected by a $335,000 addition recorded in connection with the Company's branch purchase and a $601,000 addition recorded related to the Century acquisition. The $601,000 addition related to Century represented the book value of Century's allowance for loan losses on the date of the acquisition.

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

        For the periods indicated, the following table summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance for loan losses arising from charge-offs and recoveries, additions to the allowance for loan losses that have been charged to expense and additions that were recorded related to the acquisitions.

                                                                  Nine Months         Year           Nine Months
                                                                     Ended            Ended             Ended
                                                                 September 30,     December 31,      September 30,
        ($ in thousands)                                             2001              2000             2000
                                                                 -------------     ------------      -------------
Loans outstanding at end of period                                 $ 878,234          746,089          730,134
                                                                 =============     ============      =============
Average amount of loans outstanding                                $ 814,105          701,317          688,947
                                                                 =============     ============      =============
Allowance for loan losses, at
   beginning of year                                               $   7,893            6,674        $   6,674

       Total charge-offs                                                (527)            (475)            (333)
       Total recoveries                                                  119               89               67
                                                                 -------------     ------------      -------------
            Net charge-offs                                             (408)            (386)            (266)
                                                                 -------------     ------------      -------------

Additions to the allowance charged to expense                            766            1,605            1,365
Addition related to loans of purchased branches                          335               --               --
Addition related to acquisition of Century                               601               --               --
                                                                 -------------     ------------      -------------
Allowance for loan losses, at end of period                        $   9,187            7,893            7,773
                                                                 =============     ============      =============

Ratios:
   Net charge-offs (annualized) as a percent of average loans           0.07%            0.06%            0.05%
   Allowance for loan losses as a
         percent of  loans at end of period                             1.05%            1.06%            1.06%


        Based on the results of the aforementioned loan analysis and grading program and management's evaluation of the allowance for loan losses at September 30, 2001, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2000.

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

        Although the Company has not historically had to rely on these sources of credit as a source of liquidity (but has chosen to do so at various times instead of selling securities), in recent years the Company has experienced an increase in its loan to deposit ratio which has reduced the Company's liquidity. From December 31, 1997 to December 31, 2000, the Company's loan to deposit ratio increased from 84.3% to 96.8%, and the Company's liquid assets (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) as a percentage of deposits and borrowings decreased during that same period from 34.2% to 18.7%. Although the acquisitions that have occurred in 2001 have served to reduce the Company's loan to deposit ratio to 91.7%, the positive effects on liquidity indicated by this lower ratio have been offset by the cash used to pay former Century shareholders the 40% cash portion of their merger consideration and to repurchase shares of the Company's common stock. As a result, the Company's liquid assets to deposits and borrowings ratio remains unchanged at 18.7%.

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

        The Company must comply with regulatory capital requirements established by the FED and FDIC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require the Company to maintain minimum ratios of "Tier 1" capital to total risk-weighted assets and total capital to risk-weighted assets of 4.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders' equity calculated in accordance with generally accepted accounting principles, excluding accumulated other comprehensive income (loss), less intangible assets. Total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which for the Company is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company, adjusted for their related risk levels using formulas set forth in FED and FDIC regulations.

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

        At September 30, 2001, the Company's capital ratios exceeded the regulatory minimum ratios discussed above with a Tier 1 capital ratio to Tier 1 risk adjusted ratio of 11.29%, a total capital to total risk adjusted asset ratio of 12.27%, and a leverage ratio of 8.71%. The Company's two risk based ratios each reflect decreases of approximately 410 basis points from December 31, 2000, and the leverage ratio is approximately 290 basis points lower than at December 31, 2000. Each of the decreases is primarily related to two factors -
1) the Company's acquisitions during 2001, which reduced tangible capital by a net of $8.6 million, while adding approximately $196 million in assets, and 2) the Company's share repurchase program in place in 2001 that resulted in approximately $10 million in share repurchases during the first nine months of the year.

SHARE REPURCHASES

        As noted earlier, on May 17, 2001, the Company acquired Century Bancorp, Inc. in a part cash-part stock transaction. In connection with this transaction, the Company announced its intent to repurchase up to the number of shares that were issued to complete the acquisition (approximately 585,000 shares). Since the announcement of the program on October 20, 2000, the Company has repurchased approximately 562,000 shares at an average price of $21.32 per share. For the nine months ended September 30, 2001, the Company repurchased 437,000 shares at an average price of $22.93. During the third quarter of 2001, the Company repurchased 174,900 shares at an average price of $23.52.

        On October 23, 2001, the Company reported that it's board of directors had approved the repurchase of an additional 150,000 shares of the company's stock upon completion of the existing share repurchase program noted above. These repurchases may take place in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

        Net interest income is the Company's most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, the Company's level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities. It is the Company's policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. The Company's exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of "shock" interest rates. Over the years, the Company has been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five complete calendar years the Company's net interest margin has ranged from a low of 4.53% (realized in 2000) to a high of 4.88% (realized in 1997). During that five year period the prime rate of interest has ranged from a low of 7.75% to a high of 9.50%. As discussed above (under "Components of Earnings"), the Company has recently experienced downward pressure in 2001 on its net interest margin as a result of the significant decreases in the interest rate environment.

        Using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at September 30, 2001 the Company had $367.5 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at September 30, 2001 subject to interest rate changes within one year are deposits totaling $318.8 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced, and did not reprice during the first nine months of 2001, coincidentally with or in the same proportion as general market indicators.

        Thus, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates (In fact, as discussed above under the heading "Components of Earnings," a declining interest rate environment during the first nine months of 2001 negatively impacted (at least temporarily) the Company's net interest margin.). Generally, when rates change, the Company's interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while the Company's interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full amount of the rate change. The net effect is that in the twelve month horizon, as rates change, the impact of having a higher level of interest-sensitive liabilities is substantially negated by the later and typically lower proportionate change these liabilities experience compared to interest sensitive assets.

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

                                                             Expected Maturities of Market Sensitive
                                                             Instruments Held at September 30, 2001
                            ----------------------------------------------------------------------------------------------------
                                                                                                           Average    Estimated
($ in thousands)                                                                                           Interest     Fair
                           1 Year        2 Years     3 Years    4 Years     5 Years     Beyond      Total  Rate (1)    Value
                           ------        -------     -------    -------     -------     ------      -----  --------    -----
Due from banks,
   interest bearing      $  16,955          --          --          --          --          --      16,955   2.95%  $   16,955
Federal funds sold          11,754          --          --          --          --          --      11,754   2.95%      11,754
Debt securities- at
   amortized cost (2)       40,416      29,461      17,040       6,294       4,099       8,843     106,153   6.51%     107,912
Loans-fixed (3)(4)         114,964     106,411      98,568      62,502      78,158      52,613     513,216   8.25%     523,711
Loans-adjustable (3)(4)    137,441      48,586      52,024      47,814      49,997      24,616     360,478   7.11%     360,478
                         ---------   ---------   ---------   ---------   ---------   ---------   ---------   ----    ---------
  Total                  $ 321,530     184,458     167,632     116,610     132,254      86,072   1,008,556   7.51%  $1,020,810
                         =========   =========   =========   =========   =========   =========   =========   ====    =========
Savings, NOW, and
 money market
  deposits               $ 318,799          --          --          --          --          --     318,799   1.59%   $ 318,799
Time deposits              465,267      61,223       8,717       6,886       2,050       1,551     545,694   5.19%     550,169
Borrowings (2)               5,000       5,000          --          --          --       5,000      15,000   6.73%      15,508
                         ---------   ---------   ---------   ---------   ---------   ---------   ---------   ----    ---------
  Total                  $ 789,066      66,223       8,717       6,886       2,050       6,551     879,493   3.91%   $ 884,476
                         =========   =========   =========   =========   =========   =========   =========   ====    =========

(1) Tax-exempt securities are reflected at a tax-equivalent basis using a 35% tax rate.
(2) Callable securities and borrowings with above market interest rates at September 30, 2001 are assumed to mature at their call date for purposes of this table. Mortgage securities are assumed to mature in the period of their expected repayment based on estimated prepayment speeds.
(3)  Excludes nonaccrual loans and allowance for loan losses.
(4) Single-family mortgage loans are assumed to mature in the period of their expected repayment based on estimated prepayment speeds. All other loans are shown in the period of their contractual maturity.

        The Company's fixed rate assets and liabilities each have estimated fair values that are slightly higher than their carrying value. This is due to the yields on these portfolios being higher than market yields at September 30, 2001 for instruments with maturities similar to the remaining term of the portfolios, due to the declining interest rate environment.

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

(b) There were no reports filed on Form 8-K during the three months ended September 30, 2001.


Copies Of Exhibits Are Available Upon Written Request To: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      FIRST BANCORP


 November 13, 2001                    BY:  /s/ James H. Garner
                                      ---------------------------------------
                                           James H. Garner
                                              President
                                       (Principal Executive Officer),
                                         Treasurer and Director


 November 13, 2001                    BY:  /s/ Anna G. Hollers
                                      ---------------------------------------
                                           Anna G. Hollers
                                        Executive Vice President
                                             and Secretary


 November 13, 2001                    BY:  /s/ Eric P. Credle
                                      ---------------------------------------
                                           Eric P. Credle
                                        Senior Vice President
                                      and Chief Financial Officer