Form 10-K
period 2001-12-31
FIRST BANCORP /NC/
filed 2002-04-01
CIK 811589

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ----------------------------------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission File Number 0-15572

                                  FIRST BANCORP
               ---------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


    North Carolina                                    56-1421916
---------------------------             ---------------------------------------
(State of Incorporation)                (I.R.S. Employer Identification Number)



 341 North Main Street, Troy, North Carolina                   27371-0508
---------------------------------------------               ----------------
  (Address of Principal Executive Offices)                      (Zip Code)



Registrant's telephone number, including area code     (910) 576-6171
                                                     -------------------

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

     The aggregate market value of the voting stock, Common Stock, no par value, held by non-affiliates of the registrant, based on the average bid and asked prices of the Common Stock on February 22, 2002 as reported on the NASDAQ National Market System, was approximately $151,888,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock outstanding on February 22, 2002 was 9,135,373.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

================================================================================


                                       CROSS REFERENCE INDEX

                                                                                                   Begins on
                                                                                                    Page (s)
PART I
         Item 1   Business                                                                             4
         Item 2   Properties                                                                          11
         Item 3   Legal Proceedings                                                                   11
         Item 4   Submission of Matters to a Vote of Shareholders                                     11

PART II
         Item 5   Market for the Registrant's Common Stock and Related
                           Shareholder Matters                                                        11
         Item 6   Selected Consolidated Financial Data                                              11, 40
         Item 7   Management's Discussion and Analysis of Results of
                           Operations and Financial Condition                                         11
                       Disclosure of Certain Types of Financial Activities,
                              Arrangements, and Transactions                                          12
                       Critical Accounting Policies                                                   12
                       Discussion Regarding Impact of Accounting Methods Used
                              in Mergers and Acquisitions                                             13
                       Merger and Acquisition Activity                                                14
                       Discussion of Nonrecurring Items of Income and Expense                         16
                       Statistical Information
                              Net Interest Income                                                   19, 41
                              Average Balances and Net Interest Income Analysis                     19, 41
                              Volume and Rate Variance Analysis                                     19, 42
                              Provision for Loan Losses                                             20, 47
                              Noninterest Income                                                    21, 42
                              Noninterest Expenses                                                  22, 42
                              Income Taxes                                                          23, 43
                              Distribution of Assets and Liabilities                                25, 43
                              Securities                                                            25, 43
                              Loans                                                                 27, 45
                              Nonperforming Assets                                                  28, 46
                              Allowance for Loan Losses and Loan Loss Experience                    29, 46
                              Deposits                                                              31, 47
                              Borrowings                                                              32
                              Interest Rate Risk (Including Quantitative
                                              and Qualitative Disclosures About Market Risk)        32, 49
                              Return on Assets and Equity                                           33, 49
                              Liquidity                                                               34
                              Capital Resources and Shareholders' Equity                            35, 50
                              Inflation                                                               37
                              Current Accounting Matters                                              37
         Forward-Looking Statements                                                                   39
         Item 7A  Quantitative and Qualitative Disclosures About Market Risk                          39
         Item 8   Financial Statements and Supplementary Data:
                  Consolidated Balance Sheets as of December 31, 2001 and 2000                        52
                  Consolidated Statements of Income for each of the years in the
                           three-year period ended December 31, 2001                                  53



                  Consolidated Statements of Comprehensive Income for each of the
                           years in the three-year period ended December 31, 2001                     54
                  Consolidated Statements of Shareholders' Equity for each of the years
                           in the three-year period ended December 31, 2001                           55
                  Consolidated Statements of Cash Flows for each of the years
                           in the three-year period ended December 31, 2001                           56
                  Notes to Consolidated Financial Statements                                          57
                  Independent Auditors' Report                                                        81
                  Selected Consolidated Financial Data                                                40
                  Quarterly Financial Summary                                                         51

         Item 9   Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosures                                                      82

PART III
         Item 10  Directors and Executive Officers of the Registrant; Compliance
                           with Section 16 (a) of the Exchange Act                                    82*
         Item 11  Executive Compensation                                                              82*
         Item 12  Security Ownership of Certain Beneficial Owners and Management                      82*
         Item 13  Certain Relationships and Related Transactions                                      82*

PART IV
         Item 14  Exhibits, Financial Statement Schedules and Reports of Form 8-K                     82

SIGNATURES                                                                                            85

* Information called for by Part III (Items 10 through 13) is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 2002
Annual  Meeting  of  Shareholders  to be  filed  with  Securities  and  Exchange
Commission.


PART I

Item 1.  Business

General Description

The Company

         First Bancorp (the "Company") is a one-bank holding company. The principal activity of the Company is the ownership and operation of First Bank (the "Bank"), a state chartered bank with its main office in Troy, North Carolina. The Company also owns and operates two nonbank subsidiaries, Montgomery Data Services, Inc. ("Montgomery Data"), a data processing company, and First Bancorp Financial Services, Inc. ("First Bancorp Financial"), which owns and operates various real estate. All of the Company's subsidiaries are fully consolidated for financial reporting purposes.

         The Bank has two wholly-owned subsidiaries, First Bank Insurance Services, Inc. and First Montgomery Financial Services Corporation. First Bank Insurance Services, Inc. ("First Bank Insurance") was acquired as an active insurance agency in 1994 in connection with the Company's acquisition of Central State Bank - see below. On December 29, 1995, the insurance agency operations of First Bank Insurance were divested. From December 1995 until October 1999, First Bank Insurance was inactive. In October 1999, First Bank Insurance began operations again as a provider of non-FDIC insured investments and insurance products. First Montgomery Financial Services Corporation ("First Montgomery"), a Virginia company incorporated on November 2, 2001, was formed to acquire real estate in Virginia and lease the property to the Bank. First Troy Realty Corporation ("First Troy") was incorporated on May 12, 1999 and is a subsidiary of First Montgomery. First Troy allows the Bank to centrally manage a portion of its residential, mortgage, and commercial real estate loan portfolio.

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

         The Bank was organized in 1934 and began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated. The Bank currently operates in a 16 county area centered in Troy, North Carolina. Troy, population 3,400, is located in the center of Montgomery County, approximately 60 miles east of Charlotte, 50 miles south of Greensboro, and 80 miles southwest of Raleigh. The Bank conducts business from 45 branches located primarily within an 80-mile radius of Troy, covering principally a geographical area from Maxton to the southeast, to High Point to the north, Kannapolis to the west, and Lillington to the east. The Bank also has a branch in Wytheville, Virginia, which is 30 miles north of the North Carolina/Virginia border. The Bank operates under the name "First Bank of Virginia" in the Wytheville branch. Ranked by assets, the Bank is the 9th largest bank in North Carolina as of December 31, 2001.

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

         The Bank provides a full range of banking services, including the accepting of demand and time deposits, the making of secured and unsecured loans to individuals and businesses, and the offering of credit cards and debit cards. In 2001, as in recent prior years, the Bank accounted for substantially all of the Company's consolidated net income.

         The Company's principal executive offices are located at 341 North Main Street, Troy, North Carolina 27371-0508, and its telephone number is (910) 576-6171. Unless the context requires otherwise, references to the "Company" in this annual report on Form 10-K shall mean collectively First Bancorp and its subsidiaries.

General Business

         The Bank engages in a full range of banking activities, providing such services as checking, savings, NOW and money market accounts and other time deposits of various types; loans for business, agriculture, real estate, personal uses, home improvement and automobiles; credit cards; debit cards; letters of credit; IRA's; safe deposit box rentals; bank money orders; and electronic funds transfer services, including wire transfers, automated teller machines, and bank-by-phone capabilities. Because the majority of the Bank's customers are individuals and small to medium-sized businesses located in the counties it serves, management does not believe that the loss of a single customer or group of customers would have a material adverse impact on the Bank. There are no seasonal factors that tend to have any material effect on the Bank's business, and the Bank does not rely on foreign sources of funds or income. Because the Bank operates primarily within the central Piedmont region of North Carolina, the economic conditions within that area could have a material impact on the Company - see additional discussion below in the section entitled "Territory Served and Competition."

         First Bank Insurance was an inactive subsidiary of the Bank from December 1995 until October 1999. Beginning in October 1999, First Bank Insurance began offering non-FDIC insured investment and insurance products, including mutual funds, annuities, long-term care insurance, life insurance, and company retirement plans, as well as financial planning services. In May 2001, First Bank Insurance added to its product line when it acquired two insurance agencies that specialized in the placement of property and casualty insurance. First Bank Insurance collects commissions for the services it provides. Commissions earned in 2001, 2000 and 1999 were approximately $342,000, $112,000 and $7,000, respectively, and are included, along with commissions earned by the Bank from sales of credit insurance, in the line item entitled "Commissions from sales of insurance and financial products" in Table 4 and in the Consolidated Statements of Income.

         Montgomery Data's primary business is to provide electronic data processing services for the Bank, which accounted for approximately 91% of Montgomery Data's data processing revenue in 2001 compared to 93% in 2000 and 97% in 1999. Ownership and operation of Montgomery Data allows the Company to do all of its electronic data processing without paying fees for such services to an independent provider. Maintaining its own data processing system also allows the Company to adapt the system to its individual needs and to the services and products it offers. Although not a significant source of income, Montgomery Data has historically made its excess data processing capabilities available to area financial institutions for a fee. Montgomery Data had one nonaffiliated customer in 1996 and for the first eleven months of 1997, at which time the customer terminated its contract as a result of being acquired by another institution and paid an early termination fee. The Company did not have any nonaffiliated customers from December 1997 to December 1998. In December 1998, a contract was signed to provide data processing for a nearby start-up bank. Montgomery Data had two nonaffiliated customers in 1999 that generated $50,000 in gross revenue, four nonaffiliated customers by the end of 2000 that generated $117,000 in gross revenue, and the same four nonaffiliated customers generated $205,000 in 2001.

         First Bancorp Financial was organized under the name of First Recovery in September of 1988 for the purpose of providing a back-up data processing site for Montgomery Data and other financial and non-financial clients. First Recovery's back-up data processing operations were divested in 1994. First Bancorp Financial now owns and leases the First Recovery building. First Bancorp Financial periodically purchases parcels of real estate from the Bank that were acquired through foreclosure or from branch closings. The parcels purchased consist of real estate having various purposes. First Bancorp Financial actively pursues the sale of these properties.

         First Montgomery was incorporated on November 2, 2001. First Montgomery's business activities are currently limited to the selection and acquisition of real estate in Virginia that is leased to the Bank for use as bank branches.

         First Troy was incorporated on May 12, 1999 as a subsidiary of the Bank. Upon the formation of First Montgomery as a subsidiary of the Bank, the Bank contributed its interest in First Troy to First Montgomery, resulting in First Troy becoming a subsidiary of First Montgomery. First Troy allows the Bank to centrally manage a portion of its residential, mortgage, and commercial real estate loan portfolio. First Troy has elected to be treated as a real estate investment trust for tax purposes.

Territory Served and Competition

         The Company's headquarters are located in Troy, Montgomery County. The Company serves primarily the south central area of the Piedmont region of North Carolina, with offices in 16 counties. The following table presents each county the Company operates in, the number of bank branches within each of those counties, and the approximate amount of deposits in each county.


                           No. of            Deposits                                   No. of           Deposits
           County         Branches        (in millions)         County                 Branches       (in millions)
      ---------------   -----------      ---------------   ---------------           ------------    ----------------
       Anson                 1             $    13           Moore                       10          $      307
       Cabarrus              1                  19           Randolph                     4                  44
       Chatham               2                  32           Richmond                     1                  15
       Davidson              2                 101           Robeson                      4                  88
       Guilford              1                  33           Rowan                        2                  40
       Harnett               3                  61           Scotland                     2                  40
       Lee                   2                  64           Stanly                       4                  61
       Montgomery            5                  81           Wythe, VA                    1                   1
                                                                                     ------------    -----------------
                                                                           Total         45               1,000
                                                                                     ============    =================


         The Company's 45 branches and facilities are primarily located in small communities whose economies are based primarily on services, manufacturing and light industry. Although the Company's market is predominantly small communities and rural areas, the area is not dependent on agriculture. Textiles, furniture, mobile homes, electronics, plastic and metal fabrication, forest products, food products and cigarettes are among the leading manufacturing industries in the trade area. Leading producers of socks, hosiery and area rugs are located in Montgomery County. The Pinehurst area within Moore County is a widely known golf resort and retirement area. The High Point area is widely known for its furniture market. Additionally, several of the communities served by the Company are "bedroom" communities serving Charlotte and Greensboro in addition to smaller cities such as Albermarle, Asheboro, High Point, Pinehurst and Sanford.

         As shown in the table above, approximately 31% of the Company's deposit base is in Moore County, and, accordingly, material changes in competition, the economy or population of Moore County could materially impact the Company. Davidson County is the only other county that comprises more than 10% of the Company's deposit base.

         The Company competes in its various market areas with, among others, several large interstate bank holding companies that are headquartered in North Carolina. These large competitors have substantially greater resources than the Company, including broader geographic markets, higher lending limits and the ability to make greater use of large-scale advertising and promotions. A significant number of interstate banking acquisitions have taken place in the past decade, thus further increasing the size and financial resources of some of the Company's competitors, three of which are among the largest bank holding companies in the nation. Moore County, which as noted above comprises a disproportionate share of the Company's deposits, is a particularly competitive market, with at least ten other financial institutions having a physical presence. See "Supervision and Regulation" below for a further discussion of regulations in the Company's industry that affect competition.

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

Lending Policy and Procedures

         Conservative lending policies and procedures and appropriate underwriting standards are high priorities of the Bank. Loans are approved under the Bank's written loan policy, which provides that lending officers, principally branch managers, have authority to approve loans of various amounts up to $75,000. Each of the Bank's regional senior lending officers has discretion to approve secured loans in principal amounts up to $350,000 and together can approve loans up to $2,000,000. Lending limits may vary depending upon whether the loan is secured or unsecured.

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

         The Bank also contracts with an independent consulting firm to review new loan originations meeting certain criteria, as well as assign risk grades to existing credits meeting certain thresholds. The consulting firm's observations, comments, and risk grades, including variances with the Bank's risk grades, are shared with the Company's audit committee of the board of directors, and are considered by management in setting Bank policy, as well as in evaluating the adequacy of the allowance for loan losses.

Investment Policy and Procedures

         The Company has adopted an investment policy designed to optimize the Company's income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk objectives. Pursuant to this policy, the Company may invest in federal, state and municipal obligations, federal agency obligations, public housing authority bonds, industrial development revenue bonds, Federal National Mortgage Association ("FNMA"),

Government National Mortgage Association ("GNMA"), and Student Loan Marketing Association ("SLMA") securities. Additionally, during 2001 the Company's board of directors approved limited investments in corporate bonds (see below). Except for corporate bonds, the Company's investments must be rated at least BAA by Moody's or BBB by Standard and Poor's. Securities rated below A are periodically reviewed for creditworthiness. The Company may purchase non-rated municipal bonds only if such bonds are in the Company's general market area and determined by the Company to have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if they are judged to possess a high degree of credit soundness to assure reasonably prompt sale at a fair value. In 2001, the Company's board of directors authorized the Company to invest up to 10% of its security portfolio in high quality corporate bonds, with the amount of bonds related to any one issuer not to exceed the Company's legal lending limit. Prior to purchasing a corporate bond, the Company's management performs due diligence on the issuer of the bond, and the purchase is not made unless the Company believes that the purchase of the bond bears no more risk to the Company than would an unsecured loan to the same company.

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

Mergers and Acquisitions

         As part of its operations, the Company has pursued an acquisition strategy over the years to augment its internal growth and regularly evaluates the potential acquisition of, or merger with, and holds discussions with, various financial institutions. The Company's acquisitions to date have generally fallen into one of three categories - 1) an acquisition of a financial institution or branch thereof within a market the Company operates, 2) an acquisition of a financial institution or branch thereof in a market contiguous to which the Company operates, or 3) an acquisition of a company that has products or services that the Company does not currently offer.

         The Company believes that by pursuing these types of acquisition opportunities the Company can enhance its earnings by any combination or all of the following: 1) achieving cost efficiencies, 2) enhancing the acquiree's earnings or gaining new customers by introducing a more successful banking model with more products and services to the acquiree's market base, 3) increasing customer satisfaction or gaining new customers by providing more locations for the convenience of customers, and 4) leveraging the Company's customer base by offering new products and services.

         In the last three years, the Company has made acquisitions in all three of the aforementioned categories of acquisitions. The 2001 acquisitions resulted in the Company adding $116.2 million in loans and $204.6 million in deposits, expansion into three contiguous markets (Lumberton, Pembroke, St. Pauls), provided another branch for customers in one of the Company's newer markets (Salisbury), and gave the Company the ability to offer property and casualty insurance coverage. The Company plans to continue to evaluate acquisition opportunities that could potentially benefit the Company. This may include acquisitions that do not fit the categories discussed above. For a further discussion of recent acquisition activity, see "Merger and Acquisition Activity" under Item 7 - Management's Discussion and Analysis.

Employees

         As of December 31, 2001, the Company had 358 full-time and 69 part-time employees. The Company is not a party to any collective bargaining agreements and considers its employee relations to be good.

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

Supervision and Regulation of the Company

         The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is required to register as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or "FRB"). The Company is also regulated by the North Carolina Office of the Commissioner of Banks (the "Commissioner") under the Bank Holding Company Act of 1984.

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

         In 1999, the U.S. enacted legislation that allowed bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. This Act made significant changes in U.S. banking law, principally by repealing certain restrictive provisions of the 1933 Glass-Steagall Act. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under Section 4(c)(8) of the Holding Company Act. The Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act. At the present time, the Company does not anticipate applying for status as a financial holding company under the Act.

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

         The Act also contained a number of other provisions that affected the Company's operations and the operations of all financial institutions. One of the significant new provisions related to the financial privacy of consumers and authorized federal banking regulators to adopt rules that would limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. The rules that have subsequently been adopted by the bank regulators require more disclosure to consumers regarding the privacy of the information they provide, and in some circumstances, require consent by the consumer before information is allowed to be provided to a third party. These rules took effect on July 1, 2001. The Company believes its operations are in compliance with the rules.

         The United States Congress and the North Carolina General Assembly have periodically considered and adopted legislation that has resulted in, and could result in further, deregulation of both banks and other financial institutions. Such legislation could modify or eliminate geographic restrictions on banks and bank holding companies and current restrictions on the ability of banks to engage in certain nonbanking activities. For example, the Riegle-Neal Interstate Banking Act, which was enacted several years ago, allows expansion of interstate acquisitions by bank holding companies and banks. This and other legislative and regulatory changes have increased the ability of financial institutions to expand the scope of their operations, both in terms of services offered and geographic coverage. Such legislative changes have placed the Company in more direct competition with other financial institutions, including mutual funds, securities brokerage firms, insurance companies, investment banking firms, and internet banks. The Company cannot predict what other legislation might be enacted or what other regulations might be adopted or, if enacted or adopted, the effect thereof on the Company's business.

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

Item 2.   Properties

         The main offices of the Company, the Bank and First Bancorp Financial are located in a three-story building in the central business district of Troy, North Carolina. The building houses administrative, training and bank teller facilities. The Bank's Operations Division, including customer accounting functions, offices and operations of Montgomery Data, and offices for loan operations, are housed in a one-story steel frame building approximately one-half mile west of the main office. The Company operates 45 branches and facilities. The Company owns all its premises except ten branch offices for which the land and buildings are leased and three branch offices for which the land is leased but the building is owned. There are no other options to purchase or lease additional properties. The Company considers its facilities adequate to meet current needs.

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

         No matters were submitted to a vote of shareholders during the fourth quarter of 2001.

PART II

Item 5.    Market for the Registrant's Common Stock and Related Shareholder
           Matters

         The Company's common stock trades on the NASDAQ National Market System of the NASDAQ Stock Market under the symbol FBNC. Tables 1 and 21, included in "Management's Discussion and Analysis" below, set forth the high and low market prices of the Company's common stock as traded by the brokerage firms that maintain a market in the Company's common stock and the dividends declared for the periods indicated. All amounts, except for the Company's stock price, have been restated to include the combined results of First Bancorp and First Savings. See "Business - Supervision and Regulation" and note 14 to the consolidated financial statements for a discussion of regulatory restrictions on the payment of dividends. As of January 31, 2002, there were approximately 2,300 shareholders of record and an estimated 2,400 shareholders whose stock is held in "street name."

Item 6.    Selected Financial Data

         Table 1 on page 40 sets forth selected consolidated financial data for the Company.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

         Management's discussion and analysis is intended to assist readers in understanding the Company's results of operations and changes in financial position for the past three years. This review should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 52 of this report and the supplemental financial data contained in Tables 1 through 21 included with this discussion and analysis.

DISCLOSURE OF CERTAIN TYPES OF FINANCIAL ACTIVIES, ARRANGEMENTS AND TRANSACTIONS

         Certain types of financial activities and financial arrangements have received heavy scrutiny in the media in recent months. Accordingly, the Company desires to make the following disclosures.

         Throughout each of the three years ended December 31, 2001:

     o The Company has not had any form of involvement with any special purpose entities (SPE's).
     o The Company has not had a material ownership interest in any unconsolidated subsidiaries or partnerships.
     o    The Company has not had any synthetic or capital leases.
     o    The Company has not entered into any sale-leaseback transactions.
     o    The Company has not been a party to any non-exchange traded contracts.
     o    The  Company  has  not  been  a  party  to  any  asset  securitization activities.
     o The Company has not engaged in any on-balance-sheet or off-balance-sheet derivatives transactions required to be accounted for under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

       The Company's related party transactions for the same three year period have been limited to 1) loans made to executive officers and directors in the ordinary course of business and 2) in connection with the Company's stock repurchase program in place in 2001, the Company repurchased a block of stock from a director at fair market value. At December 31, 2001, the Company has loans outstanding to executive officers and directors and to their associates totaling approximately $8.4 million. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features. The $8.4 million in outstanding related party loans represents less than 1% of the Company's total loan portfolio. The Company has never charged-off a loan to a related party.

CRITICAL ACCOUNTING POLICIES

       Due to the estimation process and the potential materiality of the amounts involved, the Company has identified the accounting for the allowance for loan losses and the related provision for loan losses as an accounting policy critical to the Company's financial statements. The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb losses inherent in the portfolio.

       Management's determination of the adequacy of the allowance is based primarily on a mathematical model that estimates the appropriate allowance for loan losses. This model has two components. The first component involves the estimation of losses on loans defined as "impaired loans." A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The estimated valuation allowance is the difference, if any, between the loan balance outstanding and the value of the impaired loan as determined by either 1) an estimate of the cash flows that the

Company expects to receive from the borrower discounted at the loan's effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral.

       The second component of the allowance model is to estimate inherent losses for all loans not considered to be impaired loans. First, loans that have been risk graded by the Company as having more than "standard" risk but are not considered to be impaired are assigned estimated loss percentages generally accepted in the banking industry. Loans that are classified by the Company as having normal credit risk are segregated by loan type, and estimated loss percentages are assigned to each loan type, based on the historical losses, current economic conditions, and operational conditions specific to each loan type.

       The reserve estimated for impaired loans is then added to the reserve estimated for all other loans. This becomes the Company's "allocated allowance." In addition to the allocated allowance derived from the model, management of the Company also evaluates other data such as the ratio of the allowance for loan losses to total loans, net loan growth information, nonperforming asset levels and trends in such data. Based on this additional analysis, the Company may determine that an additional amount of allowance for loan losses is necessary to reserve for probable losses. This additional amount, if any, is the Company's "unallocated allowance." The sum of the allocated allowance and the unallocated allowance is compared to the actual allowance for loan losses recorded on the books of the Company and any adjustment necessary for the recorded allowance to equal the computed allowance is recorded as a provision for loan losses.

       While management uses the best information available to make evaluations, future adjustments may be necessary if economic, operational, or other conditions change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on the examiners' judgment about information available to them at the time of their examinations.

       For further discussion, see "Nonperforming Assets" and "Allowance for Loan Losses and Loan Loss Experience" under "Analysis of Financial Condition and Changes in Financial Conditions."

DISCUSSION REGARDING IMPACT OF ACCOUNTING METHODS USED IN MERGERS AND
ACQUISITIONS

         The years ended December 31, 2001 and 2000 were both significantly impacted by merger and acquisition activity, as discussed below. The merger and acquisition activities for each year were recorded using different methods of accounting. The different methods of accounting impacted the financial information presented in this Form 10-K in different ways.

         As previously noted, in 2000 the Company completed the merger-acquisition of First Savings Bancorp, Inc, which just prior to the merger date had total assets equaling 52% of the Company's total assets and had 43% more shareholders' equity than the Company. Because this merger was accounted for under pooling-of-interests accounting, the financial reporting rules required that the Company restate all historical financial results by retroactively combining the past results that each company achieved separately and presenting them as the Company's historical financial results - as if the two companies had always operated together. Therefore, except in specifically noted circumstances, there is no incremental impact to the Company's financial information presented herein that can be discerned as a result of the acquisition of First Savings.

         The Company's four acquisitions in 2001 (see discussion below) were all accounted for using the purchase method of accounting. The purchase method of accounting requires that the assets and liabilities acquired be reflected as part of the Company's assets and liabilities as of the date of the acquisition. Therefore, the incremental impact of each of the 2001 acquisitions is more evident.

         Other significant differences in pooling-of-interests accounting and purchase accounting relate to the treatment of certain merger expenses and the method of recording the assets and liabilities of the acquired entity, as discussed in the following two paragraphs.

         In accordance with pooling-of-interests accounting, all merger costs (e.g. attorney fees, investment banker fees, accounting fees, employment contract payments) related to the First Savings acquisition were recognized as expense in the income statement. Conversely, purchase accounting requires that the direct costs related to a merger be treated as part of the purchase price of the acquisition, and therefore all such direct merger costs were effectively capitalized and increased the amount of goodwill recorded in each purchase transaction.

          In accordance with pooling-of-interests accounting, the Company recorded the acquisition of First Savings using the historical cost basis for all of First Savings' assets and liabilities. The excess of the assets over liabilities recorded (i.e. First Savings shareholders' equity) was added to the shareholders' equity of the Company. The value of the stock that the Company issued as merger consideration was not considered in the accounting entries, and therefore under pooling-of-interests accounting, no intangible assets were recognized. Under the purchase accounting method used for the Company's 2001 acquisitions, the Company valued all assets and liabilities of the acquired entities at their fair market value. Because for each of the Company's 2001 acquisitions, the value of the consideration paid exceeded the net fair market value of its assets less its liabilities, intangible assets were recorded for the differences between the two.

MERGER AND ACQUISITION ACTIVITY

         During 2000 and 2001, the Company completed several acquisitions and had one branch divestiture. The Company's acquisitions completed during 2001 were as follows:

         (a) Salisbury branch purchase - On December 17, 2001, the Company completed the purchase of a branch of First Union National Bank located in Salisbury, North Carolina. The Company assumed the branch's $30 million in deposits and $9 million in loans. An intangible asset of $3.2 million was recorded in connection with this acquisition.

         (b) Insurance agency acquisitions - On May 30, 2001, the Company completed the purchase of two insurance agencies - Aberdeen Insurance & Realty Company and Hobbs Insurance and Realty Company. Both agencies were located in Moore County and specialized in placing property and casualty insurance coverage for individuals and businesses in the Moore County area. In completing the acquisition, the agencies were merged into First Bank Insurance Services, Inc. Approximately 16,000 shares of Company stock were issued in connection with the acquisition of the two agencies. An intangible asset of $243,000 was recorded in connection with the acquisition.

         (c) Century Bancorp, Inc. - On May 17, 2001, the Company completed the purchase of Century Bancorp, Inc. ("Century"). Century was the holding Company for Home Savings, Inc., SSB, a one branch savings institution located in Thomasville, NC. Century had total assets of $107 million, total loans of $90 million, and total deposits of $72 million. In accordance with the terms of the merger agreement, the Company issued approximately 586,000 shares of common stock and paid cash of approximately $13.2 million to Century shareholders in exchange for all shares of Century outstanding. An intangible asset of $3.2 million was recorded in connection with this acquisition.

         (d) Robeson and Scotland Counties branch purchase - On March 26, 2001, the Company completed the purchase of four branches from First Union National Bank with aggregate deposits of approximately $103 million and aggregate loans of approximately $17 million. The four branches acquired were in Lumberton, Pembroke, St. Pauls (all located in Robeson County, NC), and Laurinburg (Scotland County, NC). Total intangible assets of $14.6 million were recorded in connection with the purchase.

         See the section entitled "Current Accounting Matters" below and notes 1(r) and 2 to the consolidated financial statements for additional information regarding intangible assets and their amortization under prior and new accounting standards.

         As discussed above, each of the above transactions was accounted for using the purchase method of accounting. The following table presents a summary of the fair market value of assets acquired and liabilities assumed in the purchases described above:

                                                                                   Robeson and
                                                        Insurance                   Scotland
Assets acquired                    Salisbury branch      agencies     Century   Counties branches     Total
-----------------------------      -----------------    ----------   ---------  -----------------    -------
                                                                   (in millions)
Cash                                  $  17.7               --          5.9            70.2            93.8
Securities                               --                 --          9.0            --               9.0
Loans, gross                              9.3               --         90.2            16.7           116.2
Allowance for loan losses                (0.2)              --         (0.6)           (0.3)           (1.1)
Property, plant and equipment             0.5                0.1        0.6             1.9             3.1
Other                                    --                 --          1.4            --               1.4
                                      -------            -------    -------         -------         -------
    Total assets acquired                27.3                0.1      106.5            88.5           222.4
                                      -------            -------    -------         -------         -------
Liabilities assumed
-------------------
Deposits                                 30.3               --         71.7           102.6           204.6
Borrowings                               --                 --         13.5            --              13.5
Other                                     0.2               --          2.5             0.5             3.2
                                      -------            -------    -------         -------         -------
   Total liabilities assumed             30.5               --         87.7           103.1           221.3
                                      -------            -------    -------         -------         -------
Value of cash paid and/or
 stock issued to stock-
 holders of acquiree                      n/a                0.3       22.0            n/a             22.3
                                      -------            -------    -------         -------         -------
Intangible assets recorded            $   3.2                0.2        3.2            14.6            21.2
                                      =======            =======    =======         =======         =======



         There are many factors that the Company considers when evaluating how much to offer for potential acquisition candidates - in the form of a purchase price comprised of cash and/or stock for a whole company purchase or a deposit premium in a branch purchase. Most significantly, the Company compares expectations of future earnings per share on a stand-alone basis with projected future earnings per share assuming completion of the acquisition under various pricing scenarios. Significant assumptions that affect this analysis include the estimated future earnings stream of the acquisition candidate, the amount of cost efficiencies that can be realized, and the interest rate earned/lost on the cash received/paid. In addition to the earnings per share comparison, the Company also considers other factors including (but not limited to): marketplace acquisition statistics, location of the candidate in relation to the Company's expansion strategy, market growth potential, management of the candidate, potential integration issues (including corporate culture), and the size of the acquisition candidate.

         The generally higher amounts of intangible assets recorded relative to assets and deposits acquired in the branch purchases shown above compared to the Century acquisition are primarily a result of the branches having a higher relative earnings stream, due largely to having a higher mix of transaction-oriented deposit accounts that carried low interest rates and high potential for service charge income.

         The lone acquisition during 2000 was the September 14, 2000 merger acquisition of First Savings Bancorp, Inc. - the holding company for First Savings Bank of Moore County, SSB (collectively referred to as "First Savings"). Each share of First Savings stock was exchanged for 1.2468 shares of the Company's stock, resulting in the Company issuing approximately 4,407,000 shares of stock to complete the transaction. At June 30, 2000, First Savings had total assets of $331 million, with loans of $232 million and deposits of $224 million.

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

         The Company did not complete any acquisitions or divestitures during 1999.

         There are no pending mergers, acquisitions or divestitures as of December 31, 2001.

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

Discussion Of Nonrecurring Items Of Income And Expense

         As a part of its on-going operations, the Company periodically realizes income and expense that it considers to be outside of its day-to-day operations. These types of income and expense include items such as merger-related expenses, gains and losses from securities sales, loan sales, fixed assets, other real estate, and other items of a similar nature. The Company attempts to isolate nonrecurring items of income and expense for internal purposes and in communications with shareholders in order to present, on a pro forma basis, the Company's earnings from its day-to-day operations, which some readers may find more meaningful than the amounts reported in accordance with generally accepted accounting principles.

         In the past five years, only net income for the year 2000 included nonrecurring income or expense that impacted net income by more than 2%. The results of operations for the year 2000 were significantly impacted by the Company's merger-acquisition of First Savings. In connection with this acquisition, there were several material nonrecurring items of income and expense related to the transaction, as follows:

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



                                                          Gross Amount      Impact on     Impact on Diluted
                                                        Income/(Expense)   Net Income     Earnings Per Share
                                                        ----------------   ----------     ------------------

                              2001
           -----------------------------------------
              Items affecting noninterest income
               Loan sale gains                             $      9               6                --
               Securities gains, net                             61              40                --
               Other gains                                       79              51                 0.01
                                                           --------        --------             --------
                      Total impact on 2001                 $    149              97                 0.01
                                                           ========        ========             ========
                               2000
           -----------------------------------------
            Merger-related addition to provision for
                   loan losses
                                                           $   (420)           (254)               (0.03)
                                                           --------        --------             --------
              Items affecting noninterest income
           -----------------------------------------
               Securities losses - merger-related            (2,006)         (1,218)               (0.14)
               Other securities gains, net                       87              53                 0.01
               Branch sale gain                                 808             491                 0.05
               Other                                             (6)             (4)               --
                                                           --------        --------             --------

                   Impact on 2000 noninterest income         (1,117)           (678)               (0.08)
                                                           --------        --------             --------
              Items affecting noninterest expense
           -----------------------------------------
               Merger-related expenses                       (3,188)         (2,593)               (0.28)
                                                           --------        --------             --------
                   Impact on 2000 noninterest expense        (3,188)         (2,593)               (0.28)
                                                           --------        --------             --------

                              Total impact on 2000         $ (4,725)         (3,525)               (0.39)
                                                           ========        ========             ========

                              1999
           -----------------------------------------
              Items affecting noninterest income
           -----------------------------------------
               Individually insignificant amounts of
                securities gains, loan sale gains, and
                other, net                                 $     39              24                 0.01
                                                           ========        ========             ========



Overview - 2001 Compared to 2000

         Net income for the year ended December 31, 2001 amounted to $13,616,000, a 45.8% increase from the $9,342,000 recorded for 2000. The 2001 net income amounted to basic earnings per share of $1.51, a 43.8% increase from the $1.05 basic earnings per share reported for 2000. Diluted earnings per share for 2001 amounted to $1.47, a 42.7% increase from the $1.03 reported for 2000. As discussed above, net income for 2000 was significantly impacted by the merger with First Savings.

         Excluding the nonrecurring items discussed above, recurring net income for the year ended December 31, 2001 amounted to $13,519,000, a 5.1% increase from the $12,867,000 in recurring net income for 2000. The 2001 recurring net income amounted to basic earnings per share of $1.50, a 3.4% increase from the $1.45 basic earnings per share in 2000. Diluted earnings per share on a recurring basis for 2001 amounted to $1.46, a 2.8% increase from the recurring diluted earnings per share amount of $1.42 reported for 2000.

         The Company's net income and most individual components of net income for 2001 were significantly impacted by the acquisitions completed during the year. As a result of the 2001 acquisitions, the Company's loans increased by $116.2 million and deposits increased by $204.6 million, whereas internally generated loan and deposit growth amounted to only $28.1 million and $25.3 million, respectively. As a result of the incremental impact of these acquired loans and deposits, net interest income for the year increased 6.1% despite a decrease in the net interest margin (tax-equivalent net interest income divided by average earning assets) from 4.53% in 2000 to 4.23% in 2001.

         The provision for loan losses for 2001 amounted to $1,151,000, which is comparable to the recurring provision for loan losses of $1,185,000 recorded in 2000 (the 2000 amount excludes the one time $420,000 acquisition related provision previously discussed). The slightly lower provision in 2001 compared to the recurring 2000 provision was a result of lower net internal loan growth in 2001. In 2001, the Company's net internal loan growth amounted to $28.1 million compared to $102.9 million in 2000. An increase in nonperforming assets during 2001 increased what otherwise would have been an even lower level of provision for loan losses in 2001.

         The incremental impact of the 2001 acquisitions also contributed significantly to the 104.2% increase in noninterest income (62.6% increase on a recurring basis) and the 7.1% increase in noninterest expenses (21.6% increase on a recurring basis) from the amounts recorded in 2000. Also increasing noninterest income in 2001 were increased fees earned from presold mortgages, which benefited from the low interest rate environment, and the introduction of a deposit product which, for a fee, allows checking account customers to overdraw their deposit account.

         The Company's income taxes increased 27.4% from $5,736,000 in 2000 to $7,307,000 in 2001. The increase in income tax expense was a result of higher income before income taxes. The effective tax rate for 2001 of 34.9% was lower than the 38.0% effective tax rate in 2000, primarily due to nondecuctible merger-related expenses incurred in 2000 that had the effect of increasing the effective tax rate.

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

         The increase in recurring earnings was primarily a result of the internal growth the Company experienced in its loan and deposit bases. In 2000, loans grew by 16.0% and deposits grew by 8.2%. Additionally from January 1, 1999 to December 31, 2000, the Company's loans grew by a total of 31.5% and deposits increased by 17.4%. The effect of recognizing the net interest income on a full twelve months of the 1999 loan and deposit growth, as well as the incremental impact of the 2000 growth, resulted in an increase in net interest income of 10.2% in 2000 compared to 1999. Partially offsetting the effects of the loan and deposit growth on net interest income was a slight decrease in the Company's net interest margin from 4.56% in 1999 to 4.53% in 2000.

         The Company's provision for loan losses amounted to $1,605,000 in 2000 compared to $910,000 in 1999. As noted above, a provision for loan losses of $420,000 was recorded at the time of the merger with First Savings to align the credit risk methodologies of the two companies. Excluding this one time provision, the provision for loan losses amounted to $1,185,000 in 2000, a 30.2% increase over the $910,000 recorded for 1999. This increase in the provision for loan losses was consistent with the higher loan growth experienced in 2000 compared to 1999. In 2000, loans outstanding increased by $102.9 million compared to net loan growth of $76.0 million in 1999. Asset quality indicators remained strong in 2000.

         Reported noninterest income for 2000 was $4,729,000 compared to $5,647,000 reported for 1999. Noninterest income for 2000 was significantly impacted by the merger with First Savings as a result of losses from securities sales that were executed to reposition the Company's bond portfolio, as well as a gain realized from the sale of a branch that was required to be divested to gain regulatory approval. Recurring noninterest income, which excludes the merger related items discussed above, as well as other gains and losses from sales of securities, loans, and other assets, increased $238,000, or 4.2%, during 2000, from $5,608,000 in 1999 to $5,846,000 in 2000. The increase in core noninterest income was associated with the general growth of the Company.

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

Net Interest Income

         Net interest income on a taxable-equivalent basis amounted to $41,645,000 in 2001, $39,289,000 in 2000, and $35,715,000 in 1999.

         Table 2 analyzes net interest income on a taxable-equivalent basis. The Company's net interest income on a taxable-equivalent basis increased by 6.0% in 2001 and 10.0% in 2000. There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and 2) the Company's net interest margin.

         In both 2001 and 2000, net interest income was positively impacted by higher amounts of average loans and deposits outstanding and was negatively impacted by lower net interest margins. Table 3 illustrates that the change in the average volume of loans and deposits was the predominant factor in the higher amounts of net interest income realized by the Company in 2001 and 2000. In 2001, the average amount of loans outstanding increased 18.6% and the average amount of deposits outstanding increased 20.8%. In 2000, the average amount of loans outstanding grew by 17.3%, while the average amount of deposits increased by 9.4%. As previously noted, in 2001 most of the Company's loan and deposit growth was achieved in corporate acquisitions, whereas in 2000 all of the loan and deposit growth was generated internally.

         The effects of the increases in average loans and deposits on taxable-equivalent net interest income in both 2001 and 2000 were partially offset by a narrowing of the Company's interest rate spread in both years - see Table 2. The Company's net interest margin (net yield on average interest-earning assets) decreased 30 basis points to 4.23% in 2001 compared to 2000. 2000's net interest margin of 4.53% was 3 basis points lower than the 4.56% margin realized in 1999. The Company's interest rate spread (the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities) also declined, with a decrease of 14 basis points in 2001 to 3.61%. 2000's interest rate spread of 3.75% was 9 basis points lower than the 3.84% realized in 1999.

         A competitive banking environment, including several markets in which the Company competes with de novo banks aggressively attempting to gain market share, is partially responsible for the lower interest margins in 2001 and 2000. There were two other significant factors that contributed to the lower net interest margin realized in 2001 - 1) the significant rate cuts initiated by the Federal Reserve Board and 2) the incremental impact on the net interest margin from the Company's 2001 acquisitions.

         In 2001, the Company's interest rate spreads were negatively impacted by the Federal Reserve Board cutting interest rates 11 times totaling 475 basis points. Although at January 1, 2001 the Company had more interest-sensitive liabilities than interest-sensitive assets subject to repricing within twelve months, the Company's interest-sensitive assets repriced sooner (generally the day following the interest rate cut) and by a larger percentage (generally by the same number of basis points that the Federal Reserve discount rate was decreased) than did the Company's interest-sensitive liabilities that were subject to repricing. The Company's primary interest-sensitive liabilities at January 1, 2001 in the twelve month horizon consisted of the following 1) savings, NOW, and money market deposits, and 2) time deposits. Interest rates paid on savings, NOW and money market deposits are set by management of the Company, and although the interest rates on these accounts were decreased by the Company within days of each of the Federal Reserve rate cuts, it was not possible to reduce the interest rates by the full amount of the Federal Reserve cuts due to competitive considerations and the already relatively low rates paid on these types of accounts. Interest rates paid on time deposits are generally fixed and not subject to automatic adjustment. When time deposits mature, the Company has the opportunity, at the customers' discretion, to renew the time deposit at a rate set by the Company. Because time deposits that are interest-sensitive in a twelve month horizon mature throughout the twelve month period, any change in the renewal rate will only affect a portion of the twelve month period. Also, although changes in interest rates on renewing time deposits generally track rate changes in the interest rate environment, the Company was not been able to decrease rates on renewing time deposits during 2001 by the corresponding decreases in the Federal Reserve discount rate because of the competitive pressures in the Company's market.

         Another negative factor affecting the Company's net interest margin in 2001 was the impact of the Company's acquisitions, especially the March 2001 acquisition of four branches and the May 2001 acquisition of Century. The March 2001 acquisition of four branches from First Union resulted in the Company receiving $70.2 million in cash. The Company was not able to immediately redeploy the cash received into a mix of higher yielding investments and loans consistent with the Company's historic asset mix, and therefore the Company's net interest margin was (and continues to be) negatively impacted. The Company acquired Century in May 2001. Because of Century's higher mix of single family mortgage loans and time deposits (which are generally the lowest yielding type of loan and highest rate type of deposit), the net interest margins earned on these acquired loans and deposits was lower than the Company's historic margins.

         Another factor that affects the Company's net interest margin is its reliance on time deposits greater than $100,000 and borrowings (the two highest cost source of funds for the Company). The Company's reliance on these funding sources decreased in 2001 after increasing in 2000. The increase in these high cost funds was achieved primarily to help fund high loan growth, comprising 22.2% of the Company's average total funding (up from 18.0% in 1999), which negatively impacted net interest margins. In 2001, due largely to lower loan growth and the deposits assumed in the branch acquisitions, which had only a small percentage of time deposits greater than $100,000 and no borrowings, the percentage of time deposits greater than $100,000 and borrowings to total funding sources decreased to 20.8%, positively impacting the net interest margin.

         See additional information regarding net interest income on page 32 in the section entitled "Interest Rate Risk."

Provision for Loan Losses

         The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered appropriate to absorb probable losses inherent in the portfolio. Management's determination of the adequacy of the allowance is based on the level of loan growth, an evaluation of the portfolio, current economic conditions, historical loan loss experience and other risk factors.

         The Company recorded provisions for loan losses of $1,151,000 in 2001 compared to $1,605,000 in 2000 and $910,000 in 1999. As noted earlier, in connection with the merger with First Savings, a provision for $420,000 was recorded in 2000 in order to align the risk methodologies of the two merging companies. Excluding the merger-related 2000 provision, the Company's 2001 provision for loan losses was approximately 3% less than the recurring 2000 provision of $1,185,000. The decrease in the recurring provision for loan losses was a result of significantly lower loan growth experienced. Net internal loan growth (excludes loans assumed in acquisitions) for 2001 amounted to $28.1 million compared to $102.9 million for 2000. An increase in nonperforming assets and net charge-offs (see discussion below) during 2001 increased what would have been an otherwise lower level of provision for loan losses in 2001.

         The 2000 recurring provision of $1,185,000 (excludes the merger-related $420,000 one time adjustment) was an increase from the $910,000 provision recorded in 1999. With asset quality remaining relatively stable during 1999 and 2000, the variance in the provision for loan losses between the years was due primarily to higher loan growth experienced in 2000 compared to 1999. Net new loan growth for 2000 amounted to $102.9 million compared to $76.0 million in 1999, thus resulting in the higher provision in 2000 compared to 1999.

         See the section entitled "Allowance for Loan Losses and Loan Loss Experience" below for a more detailed discussion of the allowance for loan losses. The allowance is monitored and analyzed regularly in conjunction with the Company's loan analysis and grading program, and adjustments are made to maintain an adequate allowance for loan losses.

Noninterest Income

         Noninterest income recorded by the Company amounted to $9,655,000 in 2001, $4,729,000 in 2000, and $5,647,000 in 1999.

         Noninterest income for 2000 was significantly impacted by losses incurred from sales of securities that were partially offset by a gain realized from the sale of a branch. Both the securities losses and the branch sale gain were related to the merger acquisition of First Savings - see additional discussion below. As shown in Table 4, core noninterest income, which excludes gains and losses from sales of securities, loans, and other assets, as well as nonrecurrring items, amounted to $9,506,000 in 2001, a 62.6% increase from the $5,846,000 recorded in 2000. The 2000 core noninterest income of $5,846,000 was 4.2% higher than the $5,608,000 recorded in 1999.

         See Table 4 and the following discussion for an understanding of the components of noninterest income.

         Service charges on deposit accounts in 2001 amounted to $5,265,000, a 68.9% increase compared to 2000. The 2000 amount of $3,118,000 was 4.2% higher than the 1999 amount of $2,993,000. The significant increase in service charges on deposit accounts realized in 2001 was primarily related to three events - 1) an increase in the Company's service fee rate structure implemented in November 2000, 2) the Company's acquisition of four branches on March 26, 2001 - the branches purchased had a high level of transaction accounts (non-time deposits), $60.2 million in total, which afforded the Company the opportunity to earn deposit service charges, and 3) the introduction of a product in August 2001 that charges a fee for allowing customers to overdraw their deposit account. The 4.2% increase in service charges on deposit accounts in 2000 compared to 1999 was generally proportional to the 2.7% increase in average demand deposit accounts in 2000 compared to 1999.

         Other service charges, commissions and fees amounted to $2,046,000 in 2001, a 17.6% increase from the $1,740,000 earned in 2000. The 2000 amount of $1,740,000 was 8.1% higher than the $1,609,000 recorded in 1999. This category of noninterest income includes items such as safety deposit box rentals, check cashing fees, credit card and merchant income, and ATM charges. This category of income grew primarily because of increases in these activity-related fee services as a result of overall growth in the Company's total customer base, including growth achieved from corporate acquisitions.

         Fees from presold mortgages amounted to $1,259,000 in 2001, a 178% increase from the 2000 amount of $453,000. The 2000 amount was a 33.9% decrease from the $685,000 recorded in 1999. The increase in 2001 compared to 2000 was primarily attributable to two factors - 1) a higher level of mortgage loan refinancings caused by the lower interest rate environment, and 2) the decision by the Company to sell a higher percentage of single family home loan originations into the secondary market as opposed to holding them in the Company's loan portfolio. This strategy was implemented in an effort to shift the Company's loan portfolio to having a higher percentage of commercial loans, which are generally shorter term in nature and have higher interest rates. The decrease in fees from presold mortgages in 2000 compared to 1999 was primarily a result of the higher interest rate environment in 2000 compared to 1999 that slowed mortgage loan activity - the average prime rate was 9.26% in 2000 compared to 7.99% in 1999 (the average prime rate in 2001 was 6.93%).

         Commissions from sales of insurance and financial products amounted to $731,000 in 2001, $418,000 in 2000 and $271,000 in 1999. This line item includes commissions the Company receives from three sources - 1) sales of credit insurance associated with new loans ($389,000 in 2001, $307,000 in 2000, and $264,000 in 1999), 2) commissions from the sales of investment, annuity, and long-term care insurance products ($227,000 in 2001, $112,000 in 2000, and $7,000 in 1999), and 3) commissions from the sale of property and casualty insurance ($115,000 in 2001 and $0 in 2000 and 1999). Commissions from sales of credit insurance increased both years due to growth in the Company's customer base. Commission from the sale of investment, annuity, and long-term care insurance products have steadily increased over the past two years after the initial introduction of these products in late 1999. Commissions from the sale of property and casualty insurance began to be realized upon the May 2001 completion of the purchase of two insurance companies that specialized in such insurance.

         Data processing fees amounted to $205,000 in 2001, $117,000 in 2000, and $50,000 in 1999. As noted earlier, Montgomery Data makes its excess data processing capabilities available to area financial institutions for a fee. These fees have increased as a result of an increase in data processing clients from one client to four clients in the past three years.

         Noninterest income not defined as "core" amounted to a net gain of $149,000 in 2001, a net loss of $1,117,000 in 2000, and a net gain of $39,000 in
1999. The 2001 net gain of $149,000 primarily relates to a $79,000 gain from the sale of two buildings that the Company previously operated as branches that were consolidated with other branches in the same towns, and securities that were sold at a $61,000 gain. The net losses of $1,117,0000 recorded in 2000 primarily related to two merger-related events - a $2,006,000 loss resulting from a third quarter 2000 restructuring of the combined investment portfolio to reduce the Company's liability sensitive position and an $808,000 gain realized from the fourth quarter sale of a branch that was required to be divested in order to gain regulatory approval. Net noncore noninterest income of $39,000 realized in 1999 primarily was comprised of immaterial gains and losses from sales of securities and loans.

Noninterest Expenses

         Noninterest expenses for 2001 were $28,634,000, compared to $26,741,000 in 2000 and $21,752,000 in 1999. Table 5 presents the components of the Company's noninterest expense during the past three years.

         The noninterest expenses recorded in 2000 included $3,188,000 in merger expenses. These expenses consisted primarily of investment banker fees, attorney fees, employment contract payments, accountant fees, and early termination fees associated with vendor contracts. These expenses were all recorded in the third quarter of 2000.

         Excluding the merger expenses recorded in 2000, the $28,634,000 in noninterest expenses recorded by the Company in 2001 represented a 21.6% increase from 2000. The recurring 2000 amount of $23,553,000 represented an 8.3% increase from the $21,752,000 recorded in 1999. The increases in noninterest expenses in the past two years occurred in almost all categories and were due primarily to the Company's growth.

         In 2001, the growth that resulted in additional noninterest expenses primarily related to the Company's corporate acquisitions. As previously noted, in 2001 the Company purchased a total of 5 branches, a savings institution with one branch, and two insurance agencies. These acquisitions were primarily responsible for an increase in the Company's branch network during 2001 from 39 branches to 45 branches and an increase in full time/part time employees from 306/55 at the beginning of the year to 358/69 at December 31, 2001. In addition to the typical cash expenses associated with the growth, the Company also recorded a total of $1,535,000 in non-cash amortization expense in 2001, $904,000 more than in 2000 as a result of the $21.2 million in acquisition-related intangible assets recorded in 2001. See the section below entitled "Current Accounting Matters" for a discussion of impending changes to the way the Company will account for its intangible assets in the future, including ceasing amortization for a portion of the Company's intangible assets.

         The 8.3% increase in noninterest expenses during 2000 (excluding merger expenses) was primarily a result of additional expense incurred in order to manage the Company's internal growth. The Company incurred higher expenses throughout 1999 and 2000 in order to properly process, manage, and service the 32% increase in loans and 17% increase in deposits that occurred from the beginning of 1999 through the end of 2000.

Income Taxes

         The provision for income taxes was $7,307,000 in 2001, $5,736,000 in 2000, and $6,234,000 in 1999. The 27.4% increase in income tax expense in 2001 was a result of a 38.8% increase in pretax income, which was partially offset by a lower effective tax rate - 34.9% in 2001 compared to 38.0% in 2000. The lower effective tax rate in 2001 was due to the 2000 effective tax rate being inflated because of the nondeductibility for tax purposes of certain merger expenses.

         The 8.0% decrease in tax expense in 2000 compared to 1999 was a result of a 16.6% decrease in pretax income, which was partially offset by an increase in the Company's effective tax rate from 34.5% in 1999 to 38.0% in 2000 caused by the aforementioned nondeductible merger expenses.

         Table 6 presents the components of tax expense and the related effective tax rates.

ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Overview

         Over the past two years the Company has achieved high increases in its levels of loans and deposits. In 2001, this growth was primarily related to corporate acquisitions, whereas in 2000 the growth was generated from internal operations. In 2001, the recessionary economy impacted the lower internal growth, whereas in 2000 economic expansion contributed to the balance sheet growth. The following table presents information regarding the nature of the Company's growth in 2001 and 2000:



                                      Balance at                                  Balance at      Total       Percentage growth,
          (in millions)               beginning       Internal     Growth from      end of      percentage       excluding
                                      of period        growth      acquisitions     period        growth         acquistions
                                      ---------        ------      ------------     ------        ------         -----------
              2001
------------------------------
Loans                                $ 746,089         28,058         116,163        890,310       19.3%            3.8%
                                     =========      =========       =========      =========   =========      =========

Deposits - Noninterest bearing       $  70,634          2,978          22,453         96,065       36.0%            4.2%
Deposits - Savings, NOW, and
       Money Market                    253,687         18,684          81,068        353,439       39.3%            7.4%
Deposits - Time>$100,000               140,992         19,205          29,751        189,948       34.7%           13.6%
Deposits - Time<$100,000               305,066        (15,601)         71,364        360,829       18.3%           -5.1%
                                     ---------      ---------       ---------      ---------   ---------      ---------
  Total deposits                     $ 770,379         25,266         204,636      1,000,281       29.8%            3.3%
                                     =========      =========       =========      =========   =========      =========

              2000
------------------------------
Loans                                $ 643,224        102,865              --        746,089       16.0%           16.0%
                                     =========      =========       =========      =========   =========      =========

Deposits - Noninterest bearing       $  63,881          6,753              --         70,634       10.6%           10.6%
Deposits - Savings, NOW, and
       Money Market                    251,982          1,705              --        253,687        0.7%            0.7%
Deposits - Time>$100,000               118,566         22,426              --        140,992       18.9%           18.9%
Deposits - Time<$100,000               277,710         27,356              --        305,066        9.9%            9.9%
                                     ---------      ---------       ---------      ---------   ---------      ---------
  Total deposits                     $ 712,139         58,240              --        770,379        8.2%            8.2%
                                     =========      =========       =========      =========   =========      =========



         In 2001, internal loan growth was substantially matched by a similar rate of internal deposit growth. But in 2000, although internal deposit growth was a strong $58.2 million, or 8.2%, it was far exceeded by the very high loan growth of $102.9 million, or 16.0%. The Company believes that the higher loan demand compared to deposit growth in the years leading up to 2001 was caused by several factors, including economic expansion coupled with lower consumer savings rates, increased competition for deposits, new types of competitors for deposits including brokerage houses and the internet, and the stock market being increasingly viewed as a savings vehicle. The Company believes the lower loan demand and deposit growth in 2001 were a result of the recessionary economy and the relatively lower interest rates paid on deposits as a result of the declining interest rate environment.

         The higher loan growth experienced in 2000 compared to deposit growth resulted in a reduction of the Company's liquidity. As a result, in 2000 the Company increased its use of borrowings, reduced its investment portfolio, and, in an effort to fund loan growth as much as possible with deposits, aggressively priced large time deposits. The increased use of borrowings and large time deposits negatively impacted the Company's net interest margin, as previously discussed. The approximately $90 million in net cash and securities that the Company received in connection with its 2001 acquisitions served to improve liquidity.

         The impact of the assets acquired in the 2001 corporate acquisitions, along with the significant amount of intangible assets recorded, served to reduce the Company's capital ratios when compared to 2000. However, all three regulatory capital ratios remain significantly above the minimum regulatory thresholds.

         The Company's asset quality ratios were very strong during the four years leading up to 2001. In 2001, although asset quality ratios for the Company remain in line with peers, the ratios for 2001 are less favorable than in prior years. The negative change in asset quality indicators is a result of the generally recessionary economy that has caused an increase in delinquencies and bankruptcies, as well as one large credit that was placed on nonaccrual status in the first quarter of 2001.

         In the years leading up to 2001, the Company's market area, the central Piedmont region of North Carolina, had a healthy economy, with low unemployment and a low business failure rate. During 2001, the economy in this area, as well as the rest of the nation, slowed. In the second half of 2001, there were announcements of corporate bankruptcies, layoffs and plant closings in the Company's market area. While the Company does not believe it has any direct exposure to the companies involved, there was, and continues to be in 2002, an indirect negative impact on the Company's overall customer base and local economy related to these events.

         The Company does not participate in large syndicated credits that have resulted in large credit losses at several other North Carolina-based banks.

Distribution of Assets and Liabilities

         Table 7 sets forth the percentage relationships of significant components of the Company's balance sheets at December 31, 2001, 2000, and 1999.

         The variances in the percentages from 2001 to 2000 reflect the effects of the Company's acquisitions during 2001, as internal growth, as noted above, did not materially impact the Company's balance sheet. The total growth in deposits of $229.9 million exceeded the $144.2 million in total loan growth, which resulted in net loans to total assets decreasing from 81% at year end 2000 to 77% at year end 2001, and deposits to total assets increasing from 84% to 88% over the same period. The Company assumed $80.6 million in net cash related to the 2001 acquisitions which was not fully reinvested in securities or loans, resulting in the percentage of short-term investments to total assets increasing from 1% to 6%. A slight decrease in the dollar amount of total securities outstanding coupled with the significant increase in the Company's total assets had the effect of reducing the percentage of total securities to total assets decreasing from 13% to 9% at December 31, 2001 and 2000, respectively.

         The variances in the percentages for 2000 compared to 1999 reflect the high loan and deposit growth experienced by the Company. The $102.9 million in net loan growth in 2000 increased the Company's loans to total assets from 72% to 81%. A portion of the loan growth was funded with proceeds from securities maturities, which along with the sale of $54.5 million in securities in the third quarter of 2000 (most of the proceeds of which were not reinvested in securities), resulted in the percentage of total securities to total assets decreasing from 19% at year end 1999 to 13% at year end 2001. The $58.2 million in deposit growth in 2000 resulted in the Company's deposits to total assets amounts increasing from 80% to 84%. As previously noted, the majority of the Company's 2000 deposit growth occurred in time deposits. Time deposits of $100,000 or more as a percentage of total assets increased from 13% to 15% in 2000 while "other time deposits" increased from 31% to 33% during the same period. Borrowings at December 31, 1999 were significantly affected by the Company's Y2K plan in which borrowings in excess of normal liquidity needs were obtained as a contingency in the event of high customer withdrawals (which did not occur).

Securities

         Information regarding the Company's securities portfolio as of December 31, 2001, 2000, and 1999 is presented in Tables 8 and 9.

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

         Total securities available for sale and held to maturity amounted to $112.8 million, $117.5 million, and $165.6 million at December 31, 2001, 2000, and 1999, respectively. Although the total amount of the Company's securities did not change materially from December 31, 2000 to December 31, 2001, upon the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company transferred on January 1, 2001, as permitted by the standard upon its adoption, held-to-maturity securities with an amortized cost of approximately $31.7 million to the available-for-sale category at fair value. The decrease in total securities at year end 2000 compared to 1999 was primarily due to the sale of $54.5 million in securities at a loss of $2.0 million (discussed earlier), most of which was not reinvested into securities, but rather used to pay down debt and invested in overnight investments. In addition, a portion of the securities portfolio that matured during the year was used to fund loan growth.

         Over the past three years, the primary variance in the mix of the securities portfolio has been a shift from U.S. Government agency debt to mortgage-backed securities. U.S. Government agencies as percentage of total securities decreased from 57% to 45% to 25% at December 31, 1999, 2000 and 2001, respectively, while mortgage-backed securities increased from 25% to 31% to 46% at each of the same period ends. The majority of the Company's U.S. Government agency debt securities were issued by the Federal Home Loan Bank and carry one maturity date, often with an issuer call feature, while the mortgage-backed securities have been primarily issued by Freddie Mac and Fannie Mae and vary in their repayment in correlation with the underlying pools of home mortgage loans. Over the past two years, in an effort to enhance yield, while at the same time managing interest rate exposure, the Company has invested more heavily in mortgage-backed securities than U.S. Government agencies. Additionally, as noted in "Investment Policy and Procedures" in Item I above, during 2001 the Company's board of directors approved the purchase of corporate bonds, not to exceed 10% of the securities portfolio. At December 31, 2001, the Company's investment in corporate bonds amounted to $8.7 million, which was primarily comprised of trust preferred securities issued by other North Carolina bank holding companies.

         Included in mortgage-backed securities at December 31, 2001 were collateralized mortgage obligations (CMO's) with an amortized cost of $21,703,000 and a fair value of $21,886,000. Included in mortgage-backed securities at December 31, 2000 were CMO's with an amortized cost of $13,543,000 and a fair value of $13,521,000. Included in mortgage-backed securities at December 31, 1999 were CMO's with an amortized cost of $10,955,000 and a fair value of $10,824,000. The CMO's that the Company has invested in are substantially all "early tranche" pieces of the CMO.

         At December 31, 2001, net unrealized gains of $1,024,000 were included in the carrying value of securities classified as available for sale, compared to a net unrealized gain of $383,000 at December 31, 2000 and a net unrealized loss of $3,628,000 at December 31, 1999. The increase in the unrealized gain position at December 31, 2001 compared to December 31, 2000 is a result of the lower interest rate environment in effect at the end of 2001. Approximately half of the favorable $4,011,000 change experienced in the unrealized gain/loss position of the available for sale portfolio in 2000 compared to 1999 was due to the Company realizing $2.0 million in losses in connection with the merger-related security sale, while the other half was due to an increase in the value of the bond holdings as a result of the lower interest rate environment in effect at the end of 2000. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations. Net unrealized gains (losses), net of applicable deferred income taxes, of $677,000, 256,000, and $(2,297,000) have been reported as a separate component of shareholders' equity as of December 31, 2001, 2000, and 1999, respectively.

         The fair value of securities held to maturity, which the Company carries at amortized cost, was more than the carrying value at December 31, 2001 by $408,000 and less than the carrying value at December 31, 2000 by $263,000. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.

         Table 9 provides detail as to scheduled contractual maturities and book yields on securities available for sale and securities held to maturity at December 31, 2001. Mortgage-backed and other amortizing securities are shown maturing in the time periods consistent with their estimated lives based on expected prepayment speeds.

         The weighted average taxable-equivalent yield for the securities available for sale portfolio was 6.19% at December 31, 2001. The expected weighted average life of the available for sale portfolio using the call date for above-market callable bonds, the maturity date for all other non-mortgage-backed securities, and the expected life for mortgage-backed securities, was 4.5 years.

         The weighted average taxable-equivalent yield for the securities held to maturity portfolio was 7.39% at December 31, 2001. The expected weighted average life of the held to maturity portfolio using the call date for above-market callable bonds and the maturity date for all other securities, was
4.0 years.

         As of December 31, 2001 and 2000, the Company held no investment securities of any one issuer, other than U.S. Treasury and U.S. Government agencies or corporations, in which aggregate book values and market values exceeded 10% of shareholders' equity. Other than the collateralized mortgage obligations previously discussed, the Company owned no securities considered by regulatory authorities to be derivative instruments.

Loans

         Table 10 provides a summary of the loan portfolio composition at each of the past five year ends.

         The loan portfolio is the largest category of the Company's earning assets and is comprised of commercial loans, real estate mortgage loans, real estate construction loans, and consumer loans. The Company restricts virtually all of its lending to its 16 county market area, which is located in the central Piedmont region of North Carolina, and one county in Virginia. The diversity of the region's economic base has historically provided a stable lending environment.

         Loans outstanding increased $144.2 million, or 19.3%, to $890.3 million during 2001. Approximately $28 million of the growth was from net internal loan growth, while $116 million was assumed in acquisitions. The most significant acquisition contributing to the loan growth was the May 2001 acquisition of Century Bancorp, which had $90.2 million in loans outstanding on the date of the acquisition. The great majority of Century's loans were 1-4 family home loans. Loans increased by $102.9 million, or 16.0%, in 2000 to $746.1 million from the $643.2 million held at December 31, 1999. The majority of the 2001 and 2000 loan growth occurred in loans secured by real estate, with approximately $134.6 million, or 93.3%, in 2001 and $80.3 million, or 78.0%, in 2000 of the net loan growth occurring in real estate mortgage or real estate construction loans.

         Over the years, the Company's loan mix has remained fairly consistent, with real estate loans (mortgage and construction) comprising approximately 85% of the loan portfolio, commercial, financial, and agricultural loans comprising 10%, and consumer installment loans comprising approximately 5% of the portfolio.

         At December 31, 2001, $763.8 million or 85.73% of the Company's loan portfolio was secured by liens on real property. Included in this total are $442.0 million, or 49.6% of total loans, in loans secured by liens on 1-4 family residential properties and $321.8 million, or 36.1% of total loans, in loans secured by liens on other types of real estate. The Company's $763.8 million in real estate mortgage loans can be further classified as follows:

          o $289.8 million, or 32.5% of total loans, are traditional residential mortgage loans in which the borrower's personal income is the primary repayment source.
          o $234.0 million, or 26.3% of total loans, are primarily dependent on cash flow from a commercial business for repayment.
          o $97.6 million, or 11.0% of total loans, are personal consumer installment loans in which the borrower has provided residential real estate as collateral.
          o $66.3 million, or 7.4% of total loans, are real estate construction loans.
          o    $54.6 million, or 6.1% of total loans, are home equity loans.
          o $21.5 million, or 2.4% of total loans, are primarily dependent on cash flow from agricultural crop sales.

         Table 11 provides a summary of scheduled loan maturities over certain time periods, with fixed rate loans and adjustable rate loans shown separately. Approximately 19% of the Company's loans outstanding at December 31, 2001 mature within one year and 63% of total loans mature within five years. The percentages of variable rate loans and fixed rate loans as compared to total performing loans were 42.6% and 57.4%, respectively, as of December 31, 2001. The Company intentionally makes a blend of fixed and variable rate loans so as to reduce interest rate risk.

Nonperforming Assets

         Nonperforming assets include nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. As a matter of policy the Company places all loans that are past due 90 or more days on nonaccrual basis, and thus there were no loans at any of the past five year ends that were 90 days past due and still accruing interest. Table 12 summarizes the Company's nonperforming assets at the dates indicated.

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

         Nonperforming loans (which includes nonaccrual loans and restructured loans) as of December 31, 2001, 2000 and 1999 totaled $3,891,000, $863,000, and
$1,681,000, respectively. Nonperforming loans as a percentage of total loans amounted to 0.44%, 0.12%, and 0.26%, at December 31, 2001, 2000, and 1999,
respectively. The variances in nonperforming loans over the past two years has been primarily due to changes in nonaccrual loans, as restructured loans have not changed significantly. The increase in nonperforming loans for 2001 compared to 2000 is primarily attributable to four loans to the same borrower totaling $1.9 million at December 31, 2001 that were placed on nonaccrual status during the first quarter of 2001 as a result of the borrower having liquidity problems. In addition to the $1.9 million in loans on nonaccrual status, the Company has an additional $500,000 in loans to this same borrower at December 31, 2001 that do not meet the Company's criteria for nonaccrual status. In addition to and apart from this single large relationship, the Company has noted an increase in bankruptcies and other financial difficulties among its borrowers, which the Company attributes to the negative effects of the recessionary economy, leading to a total of 60 loans being on nonaccrual status at December 31, 2001 compared to 27 loans at December 31, 2000.

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

         If the nonaccrual loans and restructured loans as of December 31, 2001, 2000 and 1999 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $320,000, $62,000 and $123,000 for nonaccrual loans and $10,000, $27,000 and $27,000 for restructured loans would have been recorded for 2001, 2000 and 1999, respectively. Interest income on such loans that was actually collected and included in net income in 2001, 2000, and 1999 amounted to approximately $76,000, $38,000 and $71,000 for nonaccrual loans (prior to their being placed on nonaccrual status) and $7,000, $21,000 and $24,000 for restructured loans, respectively.

         Management routinely monitors the status of certain large loans that, in management's opinion, have credit weaknesses that could cause them to become nonperforming loans. In addition to the nonperforming loan amounts discussed above, management believes that an estimated $6.5-$7.0 million of large loans that were performing in accordance with their contractual terms at December 31, 2001 had the potential to develop problems depending upon the particular financial situations of the borrowers and economic conditions in general. Management has taken these potential problem loans into consideration when evaluating the adequacy of the allowance for loan losses at December 31, 2001 (see discussion below).

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

         Other real estate includes foreclosed, repossessed, and idled properties. Other real estate has not varied materially at any of the past three year ends, amounting to $1,253,000 at December 31, 2001, $893,000 at December 31, 2000, and $906,000 at December 31, 1999. Other real estate represented 0.11%, 0.10%, and 0.10% of total assets at the end of 2001, 2000, and 1999, respectively. The Company's management has reviewed recent appraisals of its other real estate and believes that their fair values, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

Allowance for Loan Losses and Loan Loss Experience

         The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. The recoveries realized during the period are credited to this allowance. The Company considers the amount of the allowance for loan losses and the related provision for loan losses to be a critical accounting policy. See the heading "CRITICAL ACCOUNTING POLICIES" above for further discussion.

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

         The allowance for loan losses amounted to $9,388,000 at December 31, 2001 compared to $7,893,000 as of December 31, 2000 and $6,674,000 at December 31, 1999. This represented 1.05%, 1.06%, and 1.04%, of loans outstanding as of December 31, 2001, 2000, and 1999, respectively.

         As noted in Table 12, the Company's allowance for loan losses as a percentage of nonperforming loans ("coverage ratio") amounted to 241% at December 31, 2001, compared to 914% at December 31, 2000 and 397% at December 31, 1999. The change in the coverage ratio is inversely proportional to the level of nonperforming loans at each period end. Due to the secured nature of virtually all of the Company's loans that are on nonaccrual status, the variance in the coverage ratio is not necessarily indicative of the relative adequacy of the allowance for loan losses.

         Table 13 sets forth the allocation of the allowance for loan losses at the dates indicated. The portion of these reserves that was allocated to specific loan types in the loan portfolio increased to $9,343,000 at December 31, 2001 from $7,633,000 at December 31, 2000 and $5,646,000 at December 31,
1999. The 22.4% increase in the amount of the allocated allowance is consistent with the 19.3% increase in total loans outstanding The increase in the allocated amount during 2000 was primarily due to loan growth and the Company segregating and assigning higher reserve percentages to particular loan types that were identified during 2000 as having inherently higher risk. These additional risk characteristics were noted by management as a part of its ongoing analysis and review of its loan portfolio and historical charge-off experience, and did not result from any deterioration of the portfolio which developed during 2000. In addition to the allocated portion of the allowance for loan losses, the Company maintains an unallocated portion that is not assigned to any specific category of loans, but rather is intended to reserve for the inherent risk in the overall portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories. The amount of the unallocated portion of the allowance for loan losses did not vary materially in 2001 compared to 2000. The general increase in the unallocated portion of the allowance for loan losses through 1999 was consistent with overall loan growth, while the decrease in 2000 was primarily associated with the higher risk percentages assigned to a portion of the loan portfolio discussed above.

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

       For the years indicated, Table 14 summarizes the Company's balances of loans outstanding, average loans outstanding, and a detailed rollforward of the allowance for loan losses. In addition to the increases to the allowance for loan losses related to normal provisions, the increase in the dollar amount of the allowance for loan losses during 2001 was also affected by $1,125,000 in increases that the Company recorded to provide for loans assumed in corporate acquisitions. Approximately $520,000 of the $1,125,00 related to $26.0 million in mostly consumer loans assumed in the March and December branch acquisitions, while $605,000 related to the Century acquisition. The $605,000 addition related to Century represented the book value of Century's allowance for loan losses on the date of the acquisition.

       The Company's net loan charge offs were approximately $781,000 in 2001, $386,000 in 2000, and $336,000 in 1999. This represents 0.09%, 0.06%, and 0.06%
of average loans during 2001, 2000, and 1999 respectively. A rise in consumer bankruptcy filings is primarily responsible for the 2001 increase in net charge-offs.

Deposits

         The average amounts of deposits of the Company and the average yield paid for those deposits for the years ended December 31, 2001, 2000 and 1999 are presented in Table 15. Average deposits grew to $900.0 million in 2001, an increase of $155.2 million, or 20.8%, compared to growth of $64.1 million or 9.4% in 2000. As previously discussed, most of the Company's deposit growth in 2001 was related to its corporate acquisitions, which increased deposits a total of $204.6 million when comparing the beginning of the year to the balance at the end of the year, compared to internal growth of $25.3 million.

         The 2001 growth in average deposits occurred in all types of deposits, with each category experiencing an increase of at least 13%. The increases in the average amounts of non-time deposits - which include noninterest-bearing deposits ($15.3 million increase, or 22.5%), interest-bearing demand deposits ($40.5 million increase, or 21.0%), and savings deposits ($7.8 million increase, or 13.3%) - were primarily due to the March 2001 acquisition of the four First Union branches, the deposits of which were comprised of approximately $60.2 million (59% of those branches' total deposits) of non-time deposits. The increases in time deposits less than $100,000 ($49.0 million increase, or 16.5%) and time deposits greater than $100,000 ($42.5 million increase, or 33.1%) were primarily due to the remaining $42.4 million in First Union deposits, as well as $51.2 million in time deposits assumed in the May 2001 Century acquisition.

         Internal growth during 2001 of approximately 4-7% for noninterest-bearing deposits, interest-bearing demand deposits and savings deposits contributed to the deposit growth in non-time deposits. Internal growth in time deposits greater than $100,000 of $19.2 million, or 13.6%, contributed to the growth in this category, while a net decrease in internally generated time deposits less than $100,000 of $15.6 million, or 5.1%, partially negated the overall increase in this category.

         In comparing 2000 to 1999, average time deposits greater than $100,000 experienced the highest percentage growth of any of the deposit categories. In 2000, average time deposits greater than $100,000 increased $28.1 million, or 28.0%. Time deposits in denominations of less than $100,000 was the other major component of average deposit growth during 2000, with growth of $29.0 million, or 10.9%, during the year. The primary reason for the high growth within these categories of deposits was that the Company began more competitively pricing time deposits in order to help fund the strong loan growth experienced in 2000. Time deposits are generally more rate sensitive than the other categories of deposits, and thus can be more easily accumulated by more aggressively pricing their rates.

         As of December 31, 2001, the Company held approximately $189.9 million in time deposits of $100,000 or more and other time deposits of $360.8 million.

Table 16 is a maturity schedule of time deposits of $100,000 or more as of December 31, 2001. This table shows that 92.3% of the Company's time deposits greater than $100,000 mature within one year.

         The Company does not issue any time deposits through foreign offices, nor does the Company believe that it holds any deposits by foreign depositors.

Borrowings

         The Company has three sources of borrowing capacity - 1) an approximately $169,000,000 line of credit with the Federal Home Loan Bank
(FHLB), 2) a $35,000,000 overnight federal funds line of credit with a correspondent bank, and 3) an approximately $37,000,000 line of credit through the Federal Reserve Bank of Richmond's (FRB) discount window.

         The Company's line of credit with the FHLB totaling approximately $169,000,000 can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need and is secured by the Company's FHLB stock and a blanket lien on its one-to-four family residential loan portfolio. At December 31, 2001, the Company had $15.0 million outstanding under this line of credit compared to $26.2 million a year earlier. The decrease in outstanding borrowings was due to $11.2 million in maturities in 2001. See "Liquidity" below for a maturity table of the Company's borrowings. Any outstanding borrowings with the FHLB may be accelerated immediately by the FHLB in certain circumstances, including material adverse changes in the condition of the Company or if the Company's qualifying collateral amounts to less than 1.33 times the amount of borrowings outstanding. At December 31, 2001, the Company's qualifying collateral amounted to 16.7 times the amount of borrowings outstanding.

         The Company also has a correspondent bank relationship established that allows the Company to purchase up to $35,000,000 in federal funds on an overnight, unsecured basis. The Company had no borrowings outstanding under this line at December 31, 2001 or 2000. This line of credit was not drawn upon in 2001. There was insignificant use of this line during 1999 and 2000 with total interest expense incurred amounting to approximately $5,000 each year.

         The Company also has a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of the Company's commercial, consumer and real estate portfolio (excluding 1-4 family). Based on the collateral owned by the Company as of December 31, 2001, the available line of credit is approximately $37,000,000. This line of credit was established primarily in connection with the Company's Y2K liquidity contingency plan and has not been drawn on since inception. The FRB has indicated that it would not expect lines of credit that have been granted to financial institutions to be a primary borrowing source. The Company plans to maintain this line of credit, although it is not expected that it will be drawn upon except in unusual circumstances.

         Average short-term borrowings for each year presented were less than thirty percent of total shareholders' equity at each period.

Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk - Item 7A.)

         Net interest income is the Company's most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, the Company's level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities. It is the Company's policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. The Company's exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of "shock" interest rates. Over the years, the Company has been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years the Company's net interest margin has ranged from a low of 4.23% (realized in 2001) to a high of 4.88% (realized in 1997). During that five year period the prime rate of interest has ranged from a low of 4.75% to a high of 9.50%. As discussed above under the heading "Net Interest Income," the Company experienced downward pressure in 2001 on its net interest margin, primarily as a result of the significant decreases in the interest rate environment.

         Table 17 sets forth the Company's interest rate sensitivity analysis as of December 31, 2001, using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call). As illustrated by this table, the Company has $354.3 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at December 31, 2001 subject to interest rate changes within one year are deposits totaling $353.4 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced, and did not reprice during 2001, coincidentally with or in the same proportion as general market indicators.

         Thus, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates (In fact, as discussed above under the heading "Net Interest Income," a declining interest rate environment during 2001 negatively impacted (at least temporarily) the Company's net interest margin). Generally, when rates change, the Company's interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while the Company's interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. The net effect is that in the twelve month horizon, as rates change, the impact of having a higher level of interest-sensitive liabilities is substantially negated by the later and typically lower proportionate change these liabilities experience compared to interest sensitive assets.

         The Company has no market risk sensitive instruments held for trading purposes, nor does it maintain any foreign currency positions. Table 18 presents the expected maturities of the Company's other than trading market risk sensitive financial instruments. Table 18 also presents the estimated fair values of market risk sensitive instruments as estimated in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The Company's fixed rate assets and liabilities each have estimated fair values that are slightly higher than their carrying value. This is due to the yields on these portfolios being higher than market yields at December 31, 2001 for instruments with maturities similar to the remaining term of the portfolios, due to the declining interest rate environment.

         See additional discussion regarding net interest income, as well as discussion of the changes in the annual net interest margin in the section entitled "Net Interest Income" above.

Return On Assets And Equity

         Table 19 shows return on assets (net income divided by average total assets), return on equity (net income divided by average shareholders' equity), dividend payout ratio (dividends per share divided by net income per share) and shareholders' equity to assets ratio (average shareholders' equity divided by average total assets) for each of the years in the three-year period ended December 31, 2001.

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

         In addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources - 1) an approximately $169 million line of credit with the Federal Home Loan Bank
(FHLB), 2) a $35 million overnight federal funds line of credit with a correspondent bank, and 3) an approximately $37 million line of credit through the Federal Reserve Bank of Richmond's discount window. See the section above entitled "Borrowings" for additional detail about these credit lines.

         The Company's on-balance-sheet liquidity improved during 2001, primarily as a result of corporate acquisitions. In connection with the acquisitions, the Company received a net of $89.6 million in cash and securities, $116.2 million in loans, and $204.6 million in deposits. As a result, the Company's loan to deposit ratio decreased from 96.8% at December 31, 2000 to 89.0% at December 31, 2001. Additionally, the percentage of balance sheet assets that are generally regarded as being liquid (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) increased from 18.7% of total deposits and borrowings at December 31, 2000 to 20.7% at December 31, 2001.

         In the years leading up to 2001, the Company's liquidity had steadily decreased, primarily as a result of strong growth in loans that was not matched by similar increases in deposits. The Company's loan to deposit ratio gradually increased from 84.3% at December 31, 1997 to 96.8% at December 31, 2000, and the level of liquid assets as a percent of deposits and borrowings had steadily declined from 34.2% December 31, 1997 to 18.7% at December 31, 2000.

         In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows.

         The following table reflects the contractual obligations of the Company outstanding as of December 31, 2001.


                                                                       Payments Due by Period (in thousands)
                                                 ----------------------------------------------------------------------------
                                                                 On Demand or
         Contractual                                                 Less                                             After
         Obligations                                Total         than 1 Year       1-3 Years       4-5 Years        5 Years
     ---------------------------------------    ------------     -------------     ------------   ------------    ------------
     Long-term debt                              $   15,000           5,000           5,000              --           5,000
     Operating leases                                   902             250             233             117             302
                                                ------------     -------------     ------------   ------------    ------------
        Total contractual cash obligations,
           excluding deposits                        15,902           5,250           5,233             117           5,302
     Deposits                                     1,000,281         937,168          51,856          11,010             247
                                                ------------     -------------     ------------   ------------    ------------
        Total contractual cash obligations,
           including deposits                    $1,016,183         942,418          57,089          11,127           5,549
                                                ============     =============     ============   ============    ============

         The $5 million in long-term debt that matures in the "After 5 Years" column above has a call option whereby the lender (the FHLB) may call the debt in 2004. Also as discussed above under the heading "Borrowings," any outstanding borrowings with the FHLB may be accelerated immediately by the FHLB in certain circumstances, including material adverse changes in the condition of the Company or if the Company's qualifying collateral amounts to less than 1.33 times the amount of borrowings outstanding. At December 31, 2001, the Company's qualifying collateral amounted to 16.7 times the amount of borrowings outstanding.

         It has been the experience of the Company that deposit withdrawals are generally replaced with new deposits, thus not requiring any net cash outflow. Based on that assumption, management believes that it can meet its contractual cash obligations from normal operations.

         The following table reflects other commercial commitments of the Company outstanding as of December 31, 2001.


                                                    Amount of Commitment Expiration Per Period (in thousands)
                                               -----------------------------------------------------------------
                                                 Total
             Other Commercial                   Amounts          Less                                     After
                Commitments                    Committed      than 1 Year   1-3 Years     4-5 Years      5 Years
     ------------------------------------      ---------      -----------   ---------     ---------      -------
     Credit cards                              $ 13,422         6,711         6,711            --            --
     Lines of credit and loan commitments       140,772        77,695         7,882         1,827        53,368
     Standby letters of credit                    1,746         1,708            38            --            --
                                              ----------    ----------    ----------    ----------    ----------
        Total commercial commitments           $155,940        86,114        14,631         1,827        53,368
                                              ==========    ==========    ==========    ==========    ==========

         Of the $154,194,000 in commitments related to credit cards and lines of credit at December 31, 2001, $128,198,000 were at variable rates and $25,996,000 were at fixed rates. Included in outstanding loan commitments were unfunded commitments of $76,395,000 on revolving credit plans, of which $69,068,000 were at variable rates and $7,327,000 were at fixed rates. Additionally, as shown above, standby letters of credit of approximately $1,746,000 were outstanding at December 31, 2001. The Company's exposure to credit loss for the aforementioned commitments in the event of nonperformance by the party to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. However, management believes that these commitments represent no more than the normal lending risk that the Company commits to its borrowers. If these commitments are drawn, the Company plans to obtain collateral if it is deemed necessary based on management's credit evaluation of the counter-party. The types of collateral held varies but may include accounts receivable, inventory and commercial or residential real estate. Management expects any draws under existing commitments to be funded through normal operations.

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

         At December 31, 2001 (and at all times during years presented in this report), the Company's management believes its liquidity sources, including unused lines of credit, were at an acceptable level and remained adequate to meet its operating needs.

Capital Resources and Shareholders' Equity

         Shareholders' equity at December 31, 2001 amounted to $116.7 million compared to $110.7 million at December 31, 2000. The two primary components typically affecting the Company's shareholders' equity are net income, which increases shareholders' equity, and dividends declared, which decreases shareholders' equity. In 2001, net income of $13,616,000 increased equity, while dividends declared of $7,981,000 reduced equity.

         In 2001, two other items had a significant effect on shareholders' equity - 1) common stock issued in acquisitions, which primarily related to the Company's May 2001 acquisition of Century in which approximately 586,000 shares of common stock were issued and 2) repurchases and retirement of the Company's common stock, which amounted to $10,468,000 in 2001. In connection with the October 2000 announcement that a definitive merger agreement had been executed with Century Bancorp in a part cash-part stock transaction, the Company announced its intent to repurchase, beginning immediately, up to the 586,000 shares that would be issued to complete the acquisition. Subsequent to the date of the announcement and through December 31, 2000, the Company repurchased approximately 125,000 shares at an average cost of $15.68 (59,000 shares had been repurchased early in 2000 an average price of $15.74). In 2001, the Company repurchased another 457,000 shares of common stock at an average repurchase price of $22.93 per share.

         In October 2001, the Company's board of directors extended the share repurchase program for the Company to repurchase an additional 150,000 shares of common stock. The extension of the share repurchase plan was authorized in order to provide the Company flexibility in managing its capital and enhance shareholder value.

         Other items affecting shareholders' equity in 2001 were 1) proceeds of $731,000 received from common stock issued as a result of stock option exercises, 2) proceeds of $564,000 received from the issuance of stock into the Company's dividend reinvestment plan, and 3) other comprehensive income, which for the Company is comprised entirely of the change in the unrealized gain or loss of the Company's available for sale securities and amounted to $421,000 in 2001 (see additional discussion under the heading "Securities" above)

         In 2000, in addition to net income and dividends, there were two other items that had a significant effect on shareholders' equity - 1) other comprehensive income related to the Company's available for sale securities of $2,553,000 in 2000 (see additional discussion under the heading "Securities" above) and 2) repurchases and retirement of 184,000 shares common stock amounting to $2,884,000.

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

         The Company and the Bank must comply with regulatory capital requirements established by the FED and FDIC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require the Company and the Bank to maintain minimum ratios of "Tier 1" capital to total risk-weighted assets ("Tier I Capital Ratio") and total capital to risk-weighted assets ("Total Capital Ratio") of 4.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders' equity calculated in accordance with generally accepted accounting principles, excluding unrealized gains or losses from the securities available for sale, less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which for the Company and the Bank is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company and the Bank, adjusted for their related risk levels using formulas set forth in FED and FDIC regulations.

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

         Table 20 presents the Company's regulatory capital ratios as of December 31, 2001, 2000, and 1999. The Company's regulatory capital ratios, while continuing to far exceed regulatory minimums, decreased significantly in 2001 as a result of the Company's acquisitions, which increased assets and decreased tangible capital.

         In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for a bank's classification as "well capitalized." The specific guidelines are as follows - Tier I Capital Ratio of at least 6.00%, Total Capital Ratio of at least 10.00%, and a Leverage Ratio of at least 5.00%. The Bank's regulatory ratios are not materially different from the Company's ratios, and thus exceeded the threshold for "well-capitalized" status at December 31, 2001, 2000 and 1999.

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

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company adopted this statement July 1, 2001. Statement 142 requires that all goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that identifiable intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Certain provisions of Statement 142 relating to business combinations consummated after June 30, 2001 were adopted by the Company on July 1, 2001. The remaining provisions will be adopted on January 1, 2002. Unamortized goodwill on the books of the Company amounted to $5,609,000 and $2,900,000 at December 31, 2001 and 2000, respectively. Amortization of goodwill (under previous accounting standards) amounted to $511,000, $373,000, and $373,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Had Statement 142 not been issued, the Company expected to amortize $588,000 (on a pretax basis, which is the same as its after-tax effect because of the nondeductiblity for tax purposes of the related intangible asset), or approximately 6 cents per diluted share, during 2002 relating to goodwill recorded as of December 31, 2001.

         At December 31, 2001 and 2000, the Company had $325,000 and $106,000, respectively, in identifiable intangible assets that are subject to the provisions of Statement 142. Approximately $236,000 of the December 31, 2001 amount relates to the Company's acquisition of two insurance agencies during 2001. Approximately $89,000 of the December 31, 2001 amount and all of the December 31, 2000 amount relates to core deposit premium associated with one of the Company's whole-bank acquisitions. As noted above, Statement 142 requires that identifiable intangible assets be amortized over their respective estimated useful lives to their estimated residual values. A 15 year straight-line amortization schedule has been established for the vast majority of the Company's identifiable intangible assets. Amortization of the Company's identifiable intangible assets amounted to $25,000, $21,000, and $26,000, for the years ended December 31, 2001, 2000, and 1999, respectively. Under the Company's current amortization schedule, the Company expects to amortize $31,000 (none of which is tax deductible) in 2002 related to identifiable intangible assets recorded as of December 31, 2001.

         Under current accounting standards, the Company will continue to record significant amounts of amortization expense, as a majority of the Company's intangible assets continue to be subject to the provisions of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Acquisitions." Of the $24,488,000 in intangible assets at December 31, 2001, $18,301,000 is subject to the provisions of SFAS No. 72 ("SFAS No. 72 Intangible Assets"). The Company had $1,486,000 in SFAS No. 72 Intangible Assets (with total intangible assets of $4,630,000) at December 31, 2000. The Company's SFAS No. 72 Intangible Assets will continue to be amortized over the approximate estimated lives of the related acquired deposit relationships. In accordance with the Company's estimate of the approximate lives of the acquired deposit relationships, a 15 year straight-line amortization schedule has been established for a majority of the Company's SFAS No. 72 Intangible Assets. The Company will continue to evaluate amortization periods for its SFAS No. 72 Intangible Assets, and such amortization periods could be revised downwards (but not upwards) in the future if circumstances warrant. Amortization of SFAS No. 72 Intangible Assets amounted to $999,000, $237,000, and $237,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Under the Company's current amortization schedule, the Company expects to amortize $1,424,000 (all of which is tax deductible) in 2002 related to SFAS No. 72 Intangible Assets recorded as of December 31, 2001.

         In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. The Company has not completed the assessment of impaired goodwill, but at this time does not expect the results of the assessment to indicate any goodwill impairment.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance for differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 supersedes SFAS No. 121. SFAS No. 144 also supersedes Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement is effective for the Company beginning on January 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

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


----------------------------------------------------------------------------------------------------------------------------
Table 1    Selected Consolidated Financial Data
----------------------------------------------------------------------------------------------------------------------------

   ($ in thousands, except per share                                            Year Ended December 31,
          and nonfinancial data)                         -------------------------------------------------------------------
                                                             2001          2000           1999        1998        1997
                                                         ----------     --------        -------     -------     -------
   Income Statement Data
   Interest income                                       $   76,773       72,915         61,591      57,612      50,858
   Interest expense                                          35,720       34,220         26,488      25,070      21,835
   Net interest income                                       41,053       38,695         35,103      32,542      29,023
   Provision for loan losses                                  1,151        1,605            910         990         575
   Net interest income after provision                       39,902       37,090         34,193      31,552      28,448
   Noninterest income                                         9,655        4,729          5,647       5,218       4,526
   Noninterest expense                                       28,634       26,741         21,752      19,665      17,504
   Income before income taxes                                20,923       15,078         18,088      17,105      15,470
   Income taxes                                               7,307        5,736          6,234       6,132       5,448
   Net income                                                13,616        9,342         11,854      10,973      10,022

   Earnings per share - basic                                  1.51         1.05           1.32        1.20        1.10
   Earnings per share - diluted                                1.47         1.03           1.27        1.13        1.05

   Pro Forma Data
   After-tax effect of nonrecurring items -
       gains (losses)                                            97    (1)(3,525)            24         153          90
   Net income, excluding nonrecurring items                  13,519       12,867         11,830      10,820       9,932
   Earnings per share - diluted, excluding
        nonrecurring items                                     1.46         1.42           1.26        1.12        1.04

----------------------------------------------------------------------------------------------------------------------------


   Per Share Data
   Cash dividends declared                               $     0.88         0.77           0.63        0.60        0.51
   Market Price
            High                                              28.08        17.25          20.00       28.00       23.33
            Low                                               15.50        12.06          13.31       16.00       12.33
            Close                                             22.55        15.75          16.50       19.33       23.33
   Book value                                                 12.81        12.54          12.09       12.02       11.51

----------------------------------------------------------------------------------------------------------------------------

   Selected Balance Sheet Data (at year end)
   Loans                                                 $  890,310      746,089        643,224     567,224     481,525
   Allowance for loan losses                                  9,388        7,893          6,674       6,100       5,383
   Intangible assets                                         24,488        4,630          5,261       5,843       6,487
   Total assets                                           1,144,691      915,167        889,531     779,639     703,485
   Deposits                                               1,000,281      770,379        712,139     656,148     571,132
   Borrowings                                                15,000       26,200         62,500       6,000      20,000
   Total shareholders' equity                               116,726      110,684        106,980     109,989     105,258

----------------------------------------------------------------------------------------------------------------------------

   Selected Average Balances
   Assets                                                $1,046,030      909,800        823,571     740,872     645,350
   Loans                                                    831,817      701,317        597,951     531,929     438,330
   Earning assets                                           983,628      867,269        782,492     702,814     610,589
   Deposits                                                 899,989      744,835        680,749     609,685     524,598
   Interest-bearing liabilities                             837,563      724,152        643,921     568,780     489,800
   Shareholders' equity                                     115,620      110,093        107,913     108,247     102,393

----------------------------------------------------------------------------------------------------------------------------

   Ratios
   Return on average assets                                    1.30%        1.03%          1.44%       1.48%       1.55%
   Return on average equity                                   11.78%        8.49%         10.98%      10.14%       9.79%
   Net interest margin (taxable-equivalent basis)              4.23%        4.53%          4.56%       4.73%       4.88%
   Shareholders' equity to assets at year end                 10.20%       12.09%         12.03%      14.11%      14.96%
   Loans to deposits at year end                              89.01%       96.85%         90.32%      86.45%      84.31%
   Net charge-offs to average loans                            0.09%        0.06%          0.06%       0.05%       0.12%

----------------------------------------------------------------------------------------------------------------------------

(1) Relates primarily to merger-related charges.


------------------------------------------------------------------------------------------------------------------------------------
Table 2    Average Balances and Net Interest Income Analysis
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Year Ended December 31,
                             -------------------------------------------------------------------------------------------------------
                                           2001                              2000                              1999
                             ---------------------------------   -----------------------------   -----------------------------------
                                                      Interest                        Interest                            Interest
                                Average   Average     Earned       Average  Average   Earned       Average     Average    Earned
($ in thousands)                Volume     Rate       or Paid      Volume    Rate     or Paid      Volume       Rate      or Paid
                                -------   -------    --------     --------  -------   --------    --------    -------    ---------
Assets
Loans (1)                      $831,817    8.18%     $ 68,055     $701,317   8.91%   $ 62,474     $597,951      8.48%    $ 50,725
Taxable securities               98,645    6.46%        6,372      131,833   6.43%      8,482      141,592      6.06%       8,581
Non-taxable securities (2)       16,280    8.60%        1,400       17,664   8.27%      1,460       19,093      8.18%       1,561
Short-term investments,
    principally federal funds    36,886    4.17%        1,538       16,455   6.64%      1,093       23,856      5.60%       1,336
                             ----------              --------     --------           --------     --------               --------
Total interest-
    earning assets              983,628    7.87%       77,365      867,269   8.48%     73,509      782,492      7.95%      62,203
                                                     --------                        --------                            --------
Cash and due from banks          25,618                             22,562                          22,183
Bank premises and
    equipment, net               16,781                             13,395                          11,889
Other assets                     20,003                              6,574                           7,007
                             ----------                           --------                        --------
Total assets                 $1,046,030                           $909,800                        $823,571
                             ==========                           ========                        ========

Liabilities and Equity
Savings, NOW and money
     market deposits           $300,387    1.78%        5,354     $251,995   2.56%      6,462     $249,190      2.39%       5,952
Time deposits >$100,000         171,096    5.88%       10,058      128,562   6.13%      7,882      100,462      5.52%       5,542
Other time deposits             345,350    5.48%       18,941      296,392   5.69%     16,862      267,366      5.09%      13,613
                             ----------                ------     --------           --------    ---------                -------
     Total interest-bearing
             deposits           816,833    4.21%       34,353      676,949   4.61%     31,206      617,018      4.07%      25,107
Borrowings                       20,729    6.59%        1,367       47,203   6.39%      3,014       26,903      5.13%       1,381
                             ----------                ------     --------           --------    ---------                -------
Total interest-
    bearing liabilities         837,563    4.26%       35,720      724,152   4.73%     34,220      643,921      4.11%      26,488
Non-interest-                                          ------                          ------                              ------
    bearing deposits             83,156                             67,886                          63,731
Other liabilities                 9,692                              7,669                           8,006
Shareholders' equity            115,620                            110,093                         107,913
                                -------                           --------                        --------
Total liabilities and
    shareholders' equity     $1,046,030                           $909,800                        $823,571
                             ==========                           ========                        ========
Net yield on interest-
    earning assets and
    net interest income                    4.23%      $41,645                4.53%   $ 39,289                   4.56%    $ 35,715
                                                      =======                        ========                            ========

Interest rate spread                       3.61%                             3.75%                              3.84%

Average prime rate                         6.93%                             9.26%                              7.99%
------------------------------------------------------------------------------------------------------------------------------------


(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized loan fees in the amounts of $738,000, $586,000, and $568,000 for 2001, 2000, and 1999,
   respectively.
(2) Includes tax-equivalent adjustments of $592,000, $594,000, and $612,000 in 2001, 2000, and 1999, respectively, to reflect the federal and state benefit of the tax-exempt securities, reduced by the related nondeductible portion of interest expense.


------------------------------------------------------------------------------------------------------------------------------------
Table 3    Volume and Rate Variance Analysis
------------------------------------------------------------------------------------------------------------------------------------
                                                     Year Ended December 31, 2001                Year Ended December 31, 2000
                                            -------------------------------------------    -----------------------------------------
                                                       Change Attributable to                      Change Attributable to
                                            -------------------------------------------    -----------------------------------------
                                                                                Total                                       Total
                                              Changes         Changes         Increase         Changes         Changes     Increase
(In thousands)                              in Volumes        in Rates       (Decrease)       in Volumes       in Rates   (Decrease)
                                            ----------        --------       ----------       ----------       --------   ----------
Interest income (tax-equivalent):
     Loans                                   $ 11,151          (5,570)          5,581          $ 8,988           2,761       11,749
     Taxable securities                        (2,140)             30          (2,110)            (610)            511          (99)
     Non-taxable securities                      (117)             57             (60)            (117)             16         (101)
     Short-term investments, principally
          federal funds sold                    1,104            (659)            445             (453)            210         (243)
                                             --------          ------           -----          -------           -----        -----
               Total interest income            9,998          (6,142)          3,856            7,808           3,498       11,306
                                             --------          ------           -----          -------           -----        -----
Interest expense:
     Savings, NOW and money
          market deposits                       1,052          (2,160)         (1,108)              69             441          510
     Time deposits>$100,000                     2,554            (378)          2,176            1,636             704        2,340
     Other time deposits                        2,735            (656)          2,079            1,565           1,684        3,249
                                             --------          ------           -----          -------           -----        -----
          Total interest-bearing deposits       6,341          (3,194)          3,147            3,270           2,829        6,099
     Borrowings                                (1,718)             71          (1,647)           1,169             464        1,633
                                             --------          ------           -----          -------           -----        -----
              Total interest expense            4,623          (3,123)          1,500            4,439           3,293        7,732
                                             --------          ------           -----          -------           -----        -----
                    Net interest income      $  5,375          (3,019)          2,356          $ 3,369             205        3,574
                                             ========          ======           =====          =======           =====        =====


(1) Changes attributable to both volume and rate are allocated equally between rate and volume variances.



-------------------------------------------------------------------------------------------
Table 4  Noninterest Income
-------------------------------------------------------------------------------------------
                                                             Year Ended December 31,
                                                      -----------------------------------
(In thousands)                                        2001            2000           1999
                                                      ----            ----           ----
Service charges on deposit accounts                  $5,265          3,118           2,993
Other service charges, commissions, and fees          2,046          1,740           1,609
Fees from presold mortgages                           1,259            453             685
Commissions from sales of insurance and
       financial products                               731            418             271
Data processing fees                                    205            117              50
                                                     ------         ------           -----
     Total core  noninterest income                   9,506          5,846           5,608
Loan sale gains                                           9             --              34
Securities gains (losses), net                           61         (1,919)             20
Branch sale gain                                         --            808              --
Other gains (losses), net                                79             (6)            (15)
                                                     ------         ------           -----
          Total                                      $9,655          4,729           5,647
                                                     ======          =====           =====




--------------------------------------------------------------------------------
Table 5  Noninterest Expenses
--------------------------------------------------------------------------------
                                                   Year Ended December 31,
(In thousands)                              2001           2000           1999
                                            ----           ----           ----
Salaries                                  $12,534         10,138          9,241
Employee benefits                           3,083          2,543          2,468
                                          -------         ------         ------
     Total personnel expense               15,617         12,681         11,709
Occupancy expense                           1,734          1,507          1,417
Equipment related expenses                  1,631          1,353          1,186
Amortization of intangible assets           1,535            631            636
Stationery and supplies                     1,279          1,174            893
Telephone                                     688            600            516
Non-credit losses                             167             60             34
Merger expenses                                --          3,188             --
Other operating expenses                    5,983          5,547          5,361
                                          -------         ------         ------
          Total                           $28,634         26,741         21,752
                                          =======         ======         ======


--------------------------------------------------------------------------------
Table 6  Income Taxes
--------------------------------------------------------------------------------
(In thousands)               2001              2000             1999
                             ----              ----             ----
Current    - Federal       $ 7,256            6,108            6,035
           - State             102              174              382
Deferred   - Federal           (51)            (546)            (183)
                           -------            -----            -----
     Total                 $ 7,307            5,736            6,234
                           =======            =====            =====

Effective tax rate            34.9%            38.0%            34.5%
                           =======            =====            =====



----------------------------------------------------------------------------------------------------
Table 7  Distribution of Assets and Liabilities
----------------------------------------------------------------------------------------------------
                                                                          As of December 31,
                                                                   ---------------------------------
                                                                    2001         2000         1999
Assets
     Interest-earning assets
        Net loans                                                    77%          81%          72%
        Securities available for sale                                 8            8           13
        Securities held to maturity                                   1            5            6
        Short term investments                                        6            1            3
                                                                   ----         ----         ----
             Total interest-earning assets                           92           95           94

     Noninterest-earning assets
        Cash and due from banks                                       3            2            3
        Premises and equipment                                        2            2            1
        Other assets                                                  3            1            2
                                                                   ----         ----         ----
               Total assets                                         100%         100%         100%
                                                                   ====         ====         ====

Liabilities and shareholders' equity
     Demand deposits - noninterest bearing                            8%           8%           7%
     Savings, NOW, and money market deposits                         31           28           29
     Time deposits of $100,000 or more                               17           15           13
     Other time deposits                                             32           33           31
                                                                   ----         ----         ----
           Total deposits                                            88           84           80
     Borrowings                                                       1            3            7
     Accrued expenses and other liabilities                           1            1            1
                                                                   ----         ----         ----
             Total liabilities                                       90           88           88

Shareholders' equity                                                 10           12           12
                                                                   ----         ----         ----
                 Total liabilities and shareholders' equity         100%         100%         100%
                                                                   ====         ====         ====


--------------------------------------------------------------------------------------------------------------
Table 8  Securities Portfolio Composition
--------------------------------------------------------------------------------------------------------------
                                                                               As of December 31,
                                                                               ------------------
(In thousands)                                                         2001            2000            1999
                                                                       ----            ----            ----
Securities available for sale:
     U.S. Treasury                                                  $    512           5,527           5,600
     U.S. Government agencies                                         28,111          40,797          82,176
     Mortgage-backed securities                                       52,227          16,922          19,035
     Corporate bonds                                                   8,663              --              --
     State and local governments                                          --           1,249           2,619
     Equity securities                                                 6,956           5,102           3,575
                                                                    --------         -------         -------
             Total securities available for sale                      96,469          69,597         113,005
                                                                    --------         -------         -------
Securities held to maturity:
     U.S. Government agencies                                             --          11,854          13,015
     Mortgage-backed securities                                           --          19,879          22,104
     State and local governments                                      16,130          15,935          17,221
     Other                                                               208             256             297
                                                                    --------         -------         -------
             Total securities held to maturity                        16,338          47,924          52,637
                                                                    --------         -------         -------
                       Total securities                             $112,807         117,521         165,642
                                                                    ========         =======         =======

                       Average total securities during year         $114,925         149,497         160,685
                                                                    ========         =======         =======



----------------------------------------------------------------------------------------------
Table 9  Securities Portfolio Maturity Schedule
----------------------------------------------------------------------------------------------
                                                              As of December 31,
                                                                     2001
                                                    ------------------------------------------
                                                     Book            Fair             Book
                                                     Value           Value          Yield (1)
                                                     -----           -----          ---------
($ in thousands)
Securities available for sale:
   U.S. Treasury
        Due within one year                         $   500            512            7.31%
                                                    -------         ------            ----
              Total                                     500            512            7.31%
                                                    -------         ------            ----
   U.S. Government agencies
        Due within one year                          12,848         13,111            6.35%
        Due after one but within five years           5,430          5,620            6.65%
        Due after five but within ten years           8,944          9,380            7.14%
                                                    -------         ------            ----
              Total                                  27,222         28,111            6.67%
                                                    -------         ------            ----

   Mortgage-backed securities
        Due within one year                           2,427          2,456            5.20%
        Due after one but within five years          38,532         38,839            5.61%
        Due after five but within ten years           7,950          7,940            5.43%
        Due after ten years                           2,992          2,992            6.03%
                                                    -------         ------            ----
              Total                                  51,901         52,227            5.58%
                                                    -------         ------            ----

   Corporate debt securities
        Due after five but within ten years             828            843            6.50%
        Due after ten years                           8,017          7,820            8.18%
                                                    -------         ------            ----
              Total                                   8,845          8,663            8.02%
                                                    -------         ------            ----
    Equity securities                                 6,977          6,956            6.25%
                                                    -------         ------            ----

Total securities available for sale
        Due within one year                          15,775         16,079            6.20%
        Due after one but within five years          43,962         44,459            5.78%
        Due after five but within ten years          17,722         18,163            6.34%
        Due after ten years                          17,986         17,768            7.07%
                                                    -------         ------            ----
              Total                                 $95,445         96,469            6.19%
                                                    =======         ======            ====

Securities held to maturity:

   State and local governments
        Due within one year                           2,111          2,136            6.98%
        Due after one but within five years           4,770          4,916            7.57%
        Due after five but within ten years           7,810          8,058            7.41%
        Due after ten years                           1,439          1,428            7.25%
                                                    -------         ------            ----
              Total                                  16,130         16,538            7.39%
                                                    -------         ------            ----

    Other
        Due after one but within five years             208            208            7.47%
                                                    -------         ------            ----
              Total                                     208            208            7.47%
                                                    -------         ------            ----

Total securities held to maturity
        Due within one year                           2,111          2,136            6.98%
        Due after one but within five years           4,978          5,124            7.57%
        Due after five but within ten years           7,810          8,058            7.41%
        Due after ten years                           1,439          1,428            7.25%
                                                    -------         ------            ----
              Total                                 $16,338         16,746            7.39%
                                                    =======         ======            ====


(1) Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 35% tax rate.


--------------------------------------------------------------------------------------------------------------------------------
Table 10  Loan Portfolio Composition
--------------------------------------------------------------------------------------------------------------------------------
                                                                   As of December 31,
                      ---------------------------------------------------------------------------------------------------------
                              2001                    2000                 1999                1998                 1997
                      ------------------      ------------------     ----------------    ----------------     -----------------
                                   % of                    % of                  % of                % of                  % of
                                   Total                   Total                Total               Total                  Total
($ in thousands)      Amount       Loans      Amount       Loans     Amount     Loans    Amount     Loans     Amount       Loans
                      ------       -----      ------       -----     ------     -----    ------     -----     ------       -----
Commercial,
 financial, &
 agricultural       $  79,695       8.94%   $  76,507      10.24%  $  58,574     9.10%  $ 52,415     9.23%   $ 45,417      9.42%
Real estate -
 construction          66,304       7.44%      57,608       7.71%     36,823     5.72%    38,265     6.74%     20,250      4.20%
Real estate -
 mortgage(1)          697,498      78.29%     571,638      76.55%    512,080    79.52%   442,389    77.90%    384,029     79.64%
Installment
 loans to
 individuals           47,471       5.33%      41,047       5.50%     36,450     5.66%    34,836     6.13%     32,487      6.74%
                    ---------     ------    ---------     ------   ---------   ------  ---------   ------   ---------    ------
   Loans, gross       890,968     100.00%     746,800     100.00%    643,927   100.00%   567,905   100.00%    482,183    100.00%
                                  ======                  ======               ======              ======                ======
Unamortized
 net deferred
 loan fees &
 unearned
 income                  (658)                   (711)                  (703)               (681)                (658)
                    ---------               ---------              ---------           ---------            ---------

Total loans,
net                 $ 890,310               $ 746,089              $ 643,224           $ 567,224            $ 481,525
                    =========               =========              =========           =========            =========


(1) The majority of these loans are various personal and commercial loans where real estate provides additional security for the loan.


---------------------------------------------------------------------------------------------------------------------------------
Table 11  Loan Maturities
---------------------------------------------------------------------------------------------------------------------------------
                                                                      As of December 31, 2001
                                      -------------------------------------------------------------------------------------------
                                          Due within        Due after one year but      Due after five
                                           one year            within five years             years                    Total
                                      -----------------     ---------------------   ----------------------   --------------------
($ in thousands)                       Amount    Yield        Amount     Yield       Amount         Yield      Amount       Yield
                                       ------    -----        ------     -----       ------         -----      ------       -----
Variable Rate Loans:
   Commercial, financial, and
       agricultural                  $ 29,570    5.34%      $ 14,818     5.13%     $    553         5.28%    $ 44,941       5.27%
   Real estate - construction          48,328    5.29%         5,239     4.78%           --           --       53,567       5.24%
   Real estate - mortgage              36,228    5.35%        74,011     5.41%      162,294         7.22%     272,533       6.48%
   Installment loans
       to individuals                     436    7.13%         6,593      7.81%       1,118         7.40%       8,147       7.72%
                                    ---------              ---------              ---------                 ---------
          Total at variable rates     114,562    5.33%       100,661     5.49%      163,965         7.21%     379,188       6.19%
                                    ---------              ---------              ---------                 ---------
Fixed Rate Loans:
   Commercial, financial, and
       agricultural                     9,105    8.03%        22,047     8.31%        3,979         7.54%      35,131       8.15%
   Real estate - construction          11,871    7.52%         1,587     7.60%          157         8.45%      13,615       7.54%
   Real estate - mortgage              26,786    8.13%       235,136     7.87%      157,606         7.71%     419,528       7.83%
   Installment loans
       to individuals                   5,133    9.42%        31,097    10.36%        2,810         8.24%      39,040      10.08%
                                    ---------              ---------              ---------                 ---------
          Total at fixed rates         52,895    8.10%       289,867     8.17%      164,552         7.72%     507,314       8.02%
                                    ---------              ---------              ---------                 ---------
              Subtotal                167,457    6.20%       390,528     7.48%      328,517         7.47%     886,502       7.24%
Nonaccrual loans                        3,808                     --                     --                     3,808
                                    ---------              ---------              ---------                 ---------
               Loans, gross         $ 171,265              $ 390,528              $ 328,517                 $ 890,310
                                    =========              =========              =========                 =========


The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.


---------------------------------------------------------------------------------------------------------------------------------
Table 12  Nonperforming Assets
---------------------------------------------------------------------------------------------------------------------------------
                                                                               As of December 31,
                                                     ----------------------------------------------------------------------------
($ in thousands)                                       2001             2000           1999            1998             1997
                                                       ----             ----           ----            ----             ----
Nonaccrual loans                                      $3,808             626           1,424           1,698           1,553
Restructured loans                                        83             237             257             248             326
Accruing loans >90 days past due                          --              --              --              --              --
                                                      ------           -----           -----           -----           -----
     Total nonperforming loans                         3,891             863           1,681           1,946           1,879
Other real estate (included in other assets)           1,253             893             906             505             560
                                                      ------           -----           -----           -----           -----
     Total nonperforming assets                       $5,144           1,756           2,587           2,451           2,439
                                                      ======           =====           =====           =====           =====

Nonperforming loans as a percentage
   of total loans                                       0.44%           0.12%           0.26%           0.34%           0.39%
Nonperforming assets as a percentage of
   loans and other real estate                          0.58%           0.24%           0.40%           0.43%           0.51%
Nonperforming assets as a percentage of
   total assets                                         0.45%           0.19%           0.29%           0.31%           0.35%
Allowance for loan losses as a percentage
   of nonperforming loans                             241.27%          914.60%         397.03%         313.46%         286.48%



---------------------------------------------------------------------------------------------------------------------------------
Table 13  Allocation of the Allowance for Loan Losses
---------------------------------------------------------------------------------------------------------------------------------
                                                                             As of December 31,
                                                   ------------------------------------------------------------------------------
($ in thousands)                                      2001           2000           1999            1998         1997
                                                      ----           ----           ----            ----         ----
Commercial, financial, and agricultural              $1,643          1,574            726            646            577
Real estate - construction                              449            393            255            256            205
Real estate - mortgage                                6,230          4,849          4,078          3,612          3,344
Installment loans to individuals                      1,021            817            587            678            629
                                                     ------          -----          -----          -----          -----
Total allocated                                       9,343          7,633          5,646          5,192          4,755
Unallocated                                              45            260          1,028            908            628
                                                     ------          -----          -----          -----          -----
Total                                                $9,388          7,893          6,674          6,100          5,383
                                                     ======          =====          =====          =====          =====



------------------------------------------------------------------------------------------------------------------------------
Table 14  Loan Loss and Recovery Experience
------------------------------------------------------------------------------------------------------------------------------
                                                                                As of December 31,
($ in thousands)                                         2001            2000           1999           1998           1997
                                                         ----            ----           ----           ----           ----
Loans outstanding at end of year                      $ 890,310         746,089        643,224        567,224        481,525
                                                      =========         =======        =======        =======        =======
Average amount of loans outstanding                   $ 831,817         701,317        597,951        531,929        438,330
                                                      =========         =======        =======        =======        =======

Allowance for loan losses, at
   beginning of year                                  $   7,893       $   6,674          6,100          5,383          5,335
Provision for loan losses                                 1,151           1,605            910            990            575
Additions related to loans assumed in
      corporate acquisitions                              1,125              --             --             --             --
                                                      ---------         -------        -------        -------        -------
                                                         10,169           8,279          7,010          6,373          5,910
                                                      ---------         -------        -------        -------        -------
Loans charged off:
   Commercial, financial and agricultural                   (89)           (171)           (53)           (92)           (61)
   Real estate - mortgage                                  (181)             (3)          (126)           (97)          (449)
   Installment loans to individuals                        (642)           (301)          (269)          (253)          (316)
                                                      ---------         -------        -------        -------        -------
       Total charge-offs                                   (912)           (475)          (448)          (442)          (826)
                                                      ---------         -------        -------        -------        -------
Recoveries of loans previously charged-off:
   Commercial, financial and agricultural                    27              10             27             51             89
   Real estate - mortgage                                    48              20             17             18             38
   Installment loans to individuals                          56              59             68            100            141
   Other                                                     --              --             --             --             31
                                                      ---------         -------        -------        -------        -------
       Total recoveries                                     131              89            112            169            299
                                                      ---------         -------        -------        -------        -------
            Net charge-offs                                (781)           (386)          (336)          (273)          (527)
                                                      ---------         -------        -------        -------        -------
Allowance for loan losses, at end of year             $   9,388       $   7,893          6,674          6,100          5,383
                                                      =========       =========          =====          =====          =====

Ratios:
   Net charge-offs as a percent of average loans           0.09%           0.06%          0.06%          0.05%          0.12%
   Allowance for loan losses as a
         percent of  loans at end of year                  1.05%           1.06%          1.04%          1.08%          1.12%
   Allowance for loan losses as a multiple
        of net charge-offs                               12.02x          20.45x         19.86x         22.34x         10.21x
   Provision for loan losses as a percent of net
        charge-offs                                      147.38%         415.80%        270.83%        362.64%        109.11%
   Recoveries of loans previously charged-off
        as a percent of loans charged-off                 14.36%          18.74%         25.00%         38.24%         36.20%



----------------------------------------------------------------------------------------------------------------------------
Table 15  Average Deposits
----------------------------------------------------------------------------------------------------------------------------

                                                                        Year Ended December 31,
                                                ----------------------------------------------------------------------------
                                                        2001                     2000                          1999
                                                Average      Average     Average       Average        Average        Average
                                                Amount         Rate      Amount          Rate         Amount          Rate
                                                ------         ----      ------          ----         ------          ----
($ in thousands)
Interest-bearing demand deposits               $233,770       1.77%     193,222         2.53%        $190,566         2.35%
Savings deposits                                 66,617       1.82%      58,773         2.66%          58,624         2.51%
Time deposits                                   345,350       5.48%     296,392         5.69%         267,366         5.09%
Time deposits > $100,000                        171,096       5.88%     128,562         6.13%         100,462         5.52%
                                               --------                 -------                       -------
     Total interest-bearing deposits            816,833       4.21%     676,949         4.61%         617,018         4.07%
Noninterest-bearing deposits                     83,156         --       67,886           --           63,731           --
                                               --------                 -------                       -------
     Total deposits                            $899,989       3.82%     744,835         4.19%        $680,749         3.69%
                                               ========                 =======                      ========



-------------------------------------------------------------------------------------------------------------------------
Table 16  Maturities of Time Deposits of $100,000 or More
-------------------------------------------------------------------------------------------------------------------------
                                                                         As of December 31, 2001
                                         --------------------------------------------------------------------------------
                                         3 Months          Over 3 to 6         Over 6 to 12         Over 12
                                          or Less             Months               Months            Months         Total
                                         --------          -----------         ------------         --------        -----
(In thousands)

Time deposits of $100,000 or more        $  80,416            48,763               47,033             13,736        189,948
                                         =========            ======               ======             ======        =======



-----------------------------------------------------------------------------------------------------------------------------
Table 17   Interest Rate Sensitivity Analysis
-----------------------------------------------------------------------------------------------------------------------------
                                                        Repricing schedule for interest-earning assets and interest-bearing liabilities held as of December 31, 2001
                                                      -----------------------------------------------------------------------
                                                      3 Months     Over 3 to 12   Total Within   Over 12
                                                       or Less         Months       12 Months     Months        Total
                                                       -------         ------       ---------     ------        -----
($ in thousands)
Earning assets:
     Loans, net of deferred fees                      $ 312,819        65,078       377,897      512,413       890,310
     Securities available for sale                       21,050        27,765        48,815       47,654        96,469
     Securities held to maturity                            295         1,941         2,236       14,102        16,338
     Short-term investments                              63,509            --        63,509           --        63,509
                                                      ---------       -------       -------       ------       -------
          Total earning assets                        $ 397,673        94,784       492,457      574,169     1,066,626
                                                      =========        ======       =======      =======     =========

     Percent of total earning assets                      37.28%         8.89%        46.17%       53.83%       100.00%
     Cumulative percent of total earning assets           37.28%        46.17%        46.17%      100.00%       100.00%

Interest-bearing liabilities:
     Savings, NOW and money market deposits           $ 353,439            --       353,439           --       353,439
     Time deposits of $100,000 or more                   80,416        95,796       176,212       13,736       189,948
     Other time deposits                                116,971       195,158       312,129       48,700       360,829
     Borrowings                                              --         5,000         5,000       10,000        15,000
                                                      ---------       -------       -------       ------       -------
          Total interest-bearing liabilities          $ 550,826       295,954       846,780       72,436       919,216
                                                      =========       =======       =======       ======       =======

     Percent of total interest-bearing liabilities        59.92%        32.20%        92.12%        7.88%       100.00%
     Cumulative percent of total interest-
          bearing liabilities                             59.92%        92.12%        92.12%      100.00%       100.00%

Interest sensitivity gap                              $(153,153)     (201,170)     (354,323)     501,733       147,410
Cumulative interest sensitivity gap                    (153,153)     (354,323)     (354,323)     147,410       147,410
Cumulative interest sensitivity gap
     as a percent of total earning assets               -14.36%       -33.22%       -33.22%        13.82%        13.82%
Cumulative ratio of interest-sensitive
     assets to interest-sensitive liabilities            72.20%        58.16%        58.16%      116.04%        116.04%



-----------------------------------------------------------------------------------------------------------------------------------
Table 18  Market Risk Sensitive Instruments
-----------------------------------------------------------------------------------------------------------------------------------

                                             Expected Maturities of Market Sensitive Instruments Held
                                                 at December 31, 2001 Occurring in Indicated Year
                                             ---------------------------------------------------------
                                                                                                              Average   Estimated
                                                                                                             Interest     Fair
($ in thousands)                     2002      2003      2004       2005       2006    Beyond        Total     Rate       Value
                                     ----      ----      ----       ----       ----    ------        -----     ----       -----
Due from banks,
    interest-bearing              $ 41,552        --        --        --         --         --       41,552    1.70%   $   41,552
Federal funds sold                  11,244        --        --        --         --         --       11,244    1.70%       11,244
Debt Securities- at
  amortized cost (1) (2)            35,626    18,661    22,280     9,979      6,057     12,203      104,806    6.38%      106,259
Loans - fixed (3) (4)               75,776    67,024    98,596    73,539    116,933     70,456      502,324    8.03%      513,643
Loans - adjustable (3) (4)         142,887    45,159    57,233    49,125     56,678     33,096      384,178    6.19%      384,178
                                  --------   -------   -------   -------    -------    -------    ---------    ----    ----------
  Total                           $307,085   130,844   178,109   132,643    179,668    115,755    1,044,104    6.87%   $1,056,876
                                  ========   =======   =======   =======    =======    =======    =========    ====    ==========

Savings, NOW, and money market
    deposits                      $353,439        --        --        --         --         --      353,439    1.15%   $  353,439
Time deposits                      488,406    43,078     8,282     6,563      4,200        248      550,777    4.61%      554,760
Borrowings (2)                       5,000     5,000     5,000        --         --         --       15,000    6.73%       15,557
                                  --------   -------   -------   -------    -------    -------    ---------    ----    ----------
  Total                           $846,845    48,078    13,282     6,563      4,200        248      919,216    3.31%   $  923,756
                                  ========   =======   =======   =======    =======    =======    =========    ====    ==========

(1) Tax-exempt securities are reflected at a tax-equivalent basis using a 35% tax rate.
(2) Callable securities and borrowings with above market interest rates at December 31, 2001 are assumed to mature at their call date for purposes of this table. Mortgage securities are assumed to mature in the period of their expected repayment based on estimated prepayment speeds.
(3)  Excludes nonaccrual loans and allowance for loan losses.
(4) Single-family mortgage loans are assumed to mature in the period of their expected repayment based on estimated prepayment speeds. All other loans are shown in the period of their contractual maturity.


--------------------------------------------------------------------------------------------
Table 19  Return on Assets and Equity
--------------------------------------------------------------------------------------------
                                                          For the Year Ended December 31,
                                                        ------------------------------------
                                                         2001           2000         1999
                                                         ----           ----         ----
Return on assets                                          1.30%         1.03%         1.44%
Return on equity                                         11.78%         8.49%        10.98%
Dividend payout ratio                                    58.28%        73.31%        47.71%
Average shareholders' equity to average assets           11.05%        12.10%        13.10%




--------------------------------------------------------------------------------------------------
Table 20  Risk-Based and Leverage Capital Ratios
--------------------------------------------------------------------------------------------------
                                                                   As of December 31,
                                                       -------------------------------------------
($ in thousands)                                           2001            2000            1999
                                                           ----            ----            ----
Risk-Based and Leverage Capital Tier I capital:
     Common shareholders' equity                      $   116,726         110,684         106,980
     Intangible assets                                    (24,488)         (4,630)         (5,261)
    Unrealized (gains) losses on
          securities available for sale                      (677)           (256)          2,297
                                                      -----------         -------         -------
               Total Tier I leverage capital               91,561         105,798         104,016
                                                      -----------         -------         -------
Tier II capital:
     Allowable allowance for loan losses                    9,388           7,893           6,674
                                                      -----------         -------         -------
               Tier II capital additions                    9,388           7,893           6,674
                                                      -----------         -------         -------
Total risk-based capital                              $   100,949         113,691         110,690
                                                      ===========         =======         =======

Risk adjusted assets                                  $   857,933         690,368         584,384
Tier I risk-adjusted assets
   (includes Tier I capital adjustments)                  832,768         685,482         581,420
Tier II risk-adjusted assets
   (includes Tiers I and II capital adjustments)          842,156         693,375         588,094
Fourth quarter average assets                           1,109,460         916,691         876,557
Adjusted fourth quarter average assets
   (includes Tier I capital adjustments)                1,084,295         911,805         873,593

Risk-based capital ratios:
   Tier I capital to Tier I risk adjusted assets            10.99%          15.43%          17.89%
   Minimum required Tier I capital                           4.00%           4.00%           4.00%

   Total risk-based capital to
         Tier II risk-adjusted assets                       11.99%          16.40%          18.82%
   Minimum required total risk-based capital                 8.00%           8.00%           8.00%

Leverage capital ratios:
   Tier I leverage capital to
       adjusted fourth quarter average assets                8.44%          11.60%          11.91%
   Minimum required Tier I leverage capital                  4.00%           4.00%           4.00%



---------------------------------------------------------------------------------------------------------------------------------
Table 21  Quarterly Financial Summary
---------------------------------------------------------------------------------------------------------------------------------
                                                       2001                                           2000
                               ----------------------------------------------   -------------------------------------------------
($ in thousands except            Fourth       Third       Second      First    Fourth       Third         Second        First
per share data)                   Quarter     Quarter      Quarter    Quarter   Quarter     Quarter        Quarter       Quarter
                                  -------     -------      -------    -------   -------     -------        -------       -------
Income Statement Data
Interest income, taxable
   equivalent                  $    18,889      19,969     19,871     18,567     19,174      19,138         18,109        17,088
Interest expense                     8,066       9,001      9,548      9,105      9,160       9,297          8,220         7,543
Net interest income,
   taxable equivalent               10,823      10,968     10,323      9,462     10,014       9,841          9,889         9,545
Taxable equivalent,
   adjustment                          139         140        170        143        149         146            148           151
Net interest income                 10,684      10,828     10,323      9,319      9,865       9,695          9,741         9,394
Provision for loan losses              385         238        308        220        240         705            350           310
Net interest income after
   provision for losses             10,299      10,590      9,845      9,099      9,625       8,990          9,391         9,084
Noninterest income                   2,890       2,620      2,283      1,862      2,280        (555)         1,507         1,497
Noninterest expense                  7,977       7,440      7,083      6,065      6,129       9,103          5,863         5,646
Income before income taxes           5,212       5,770      5,045      4,896      5,776        (668)         5,035         4,935
Income taxes                         1,851       2,006      1,778      1,672      2,033         255          1,751         1,697
Net income (loss)                    3,361       3,764      3,267      3,224      3,743        (923)         3,284         3,238

---------------------------------------------------------------------------------------------------------------------------------

Per Share Data
Earnings (loss) - basic        $      0.37        0.41       0.36       0.37       0.42       (0.10)          0.37          0.37
Earnings (loss) - diluted             0.36        0.40       0.35       0.36       0.41       (0.10)          0.36          0.36
Cash dividends declared               0.22        0.22       0.22       0.22       0.22        0.22           0.17          0.17
Market Price
         High                  $     24.00       25.75      28.08      22.25      16.13       15.50          16.94         17.25
         Low                         21.03       21.00      18.00      15.50      14.25       13.50          12.63         12.06
         Close                       22.55       24.00      24.63      21.25      15.75       15.50          13.88         12.06
Book value                           12.81       12.73      12.69      12.66      12.54       12.32          12.43         12.15

---------------------------------------------------------------------------------------------------------------------------------

Selected Average Balances
Assets                         $ 1,109,460   1,090,592  1,059,085    924,985    916,691     925,899        912,626       883,984
Loans                              884,952     873,958    815,799    752,557    738,427     718,301        690,810       657,730
Earning assets                   1,041,740   1,018,229    992,589    881,955    874,199     885,845        869,020       840,012
Deposits                           965,577     946,152    914,764    773,462    770,806     760,794        731,053       716,687
Interest-bearing liabilities       891,298     873,828    847,300    737,824    726,504     744,956        721,863       703,285
Shareholders' equity               117,061     118,230    115,699    111,491    111,701     110,545        109,782       108,344

---------------------------------------------------------------------------------------------------------------------------------

Ratios
Return on average assets              1.20%       1.37%      1.24%      1.41%      1.62%      (0.40)%         1.44%         1.47%
Return on average equity             11.39%      12.63%     11.33%     11.73%     13.29%      (3.31)%        12.00%        11.99%
Average equity to average
   assets                            10.55%      10.84%     10.92%     12.05%     12.19%      11.94%         12.03%        12.26%
Equity to assets at
    end of period:                   10.20%      10.52%     10.70%     10.73%     12.09%      11.84%         11.59%        11.78%
Tangible equity to assets
    at end of period                  8.06%       8.56%      8.64%      8.89%     11.59%      11.32%         11.08%        11.23%
Average loans to average
   deposits                          91.65%      92.37%     89.18%     97.30%     95.80%      94.41%         94.50%        91.77%
Average earning assets to
   interest-bearing liabilities     116.87%     116.53%    117.15%    119.54%    120.33%     118.91%        120.39%       119.44%
Net interest margin                   4.12%       4.30%      4.17%      4.35%      4.54%       4.41%          4.56%         4.56%
Nonperforming loans as a
   percent of total loans             0.44%       0.54%      0.61%      0.50%      0.12%       0.17%          0.14%         0.22%
Nonperforming assets as a
   percent of loans and other
   real estate                        0.58%       0.67%      0.78%      0.67%      0.24%       0.27%          0.25%         0.36%
Nonperforming assets as a
   percent of total assets            0.45%       0.53%      0.62%      0.50%      0.19%       0.21%          0.18%         0.27%
Net charge-offs as a percent
   of average loans                   0.17%       0.08%      0.09%      0.03%      0.06%       0.04%          0.07%         0.05%

---------------------------------------------------------------------------------------------------------------------------------

Item 8.  Financial Statements
               and Supplementary Data

                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000



($ in thousands)                                                          2001              2000
----------------------------------------------------------------------------------------------------
ASSETS
Cash & due from banks, noninterest-bearing                               34,019            20,940
Due from banks, interest-bearing                                         41,552             1,769
Federal funds sold                                                       11,244             7,730
                                                                  -------------           -------
     Total cash and cash equivalents                                     86,815            30,439
                                                                  -------------           -------
Securities available for sale (costs of
     $95,445 in 2001 and $69,214 in 2000)                                96,469            69,597

Securities held to maturity (fair values of
     $16,746 in 2001 and $47,661 in 2000)                                16,338            47,924

Presold mortgages in process of settlement                               10,713             1,036

Loans                                                                   890,310           746,089
   Less:  Allowance for loan losses                                      (9,388)           (7,893)
                                                                  -------------           -------
   Net loans                                                            880,922           738,196
                                                                  -------------           -------
Premises and equipment                                                   18,518            14,116
Accrued interest receivable                                               5,880             6,342
Intangible assets                                                        24,488             4,630
Other                                                                     4,548             2,887
                                                                  -------------           -------
          Total assets                                            $   1,144,691           915,167
                                                                  =============           =======

LIABILITIES
Deposits: Demand - noninterest-bearing                            $      96,065            70,634
          Savings, NOW, and money market                                353,439           253,687
          Time deposits of $100,000 or more                             189,948           140,992
          Other time deposits                                           360,829           305,066
                                                                  -------------           -------
               Total deposits                                         1,000,281           770,379
Borrowings                                                               15,000            26,200
Accrued interest payable                                                  3,480             4,254
Other liabilities                                                         9,204             3,650
                                                                  -------------           -------
     Total liabilities                                                1,027,965           804,483
                                                                  -------------           -------
SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Authorized: 12,500,000 shares
     Issued and outstanding: 9,112,542 shares in 2001 and
               8,827,341 shares in 2000                                  50,134            50,148
Retained earnings                                                        65,915            60,280
Accumulated other comprehensive income                                      677               256
                                                                  -------------           -------
     Total shareholders' equity                                         116,726           110,684
                                                                  -------------           -------
          Total liabilities and shareholders' equity              $   1,144,691           915,167
                                                                  =============           =======



See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income
                  Years Ended December 31, 2001, 2000 and 1999


($ in thousands, except per share data)                              2001           2000             1999
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                      $   68,055          62,474           50,725
Interest on investment securities:
     Taxable interest income                                         6,372           8,482            8,581
     Tax-exempt interest income                                        808             866              949
Other, principally overnight investments                             1,538           1,093            1,336
                                                                ----------          ------           ------
     Total interest income                                          76,773          72,915           61,591
                                                                ----------          ------           ------
INTEREST EXPENSE
Savings, NOW and money market                                        5,354           6,462            5,952
Time deposits of $100,000 or more                                   10,058           7,882            5,542
Other time deposits                                                 18,941          16,862           13,613
Borrowings                                                           1,367           3,014            1,381
                                                                ----------          ------           ------
     Total interest expense                                         35,720          34,220           26,488
                                                                ----------          ------           ------
Net interest income                                                 41,053          38,695           35,103
Provision for loan losses                                            1,151           1,605              910
                                                                ----------          ------           ------
Net interest income after provision for loan losses                 39,902          37,090           34,193
                                                                ----------          ------           ------

NONINTEREST INCOME
Service charges on deposit accounts                                  5,265           3,118            2,993
Other service charges, commissions and fees                          2,046           1,740            1,609
Fees from presold mortgage loans                                     1,259             453              685
Commissions from sales of insurance and financial products             731             418              271
Data processing fees                                                   205             117               50
Loan sale gains                                                          9              --               34
Securities gains (losses), net                                          61          (1,919)              20
Branch sale gain                                                        --             808               --
Other gains (losses)                                                    79              (6)             (15)
                                                                ----------          ------           ------
     Total noninterest income                                        9,655           4,729            5,647
                                                                ----------          ------           ------

NONINTEREST EXPENSES
Salaries                                                            12,534          10,138            9,241
Employee benefits                                                    3,083           2,543            2,468
                                                                ----------          ------           ------
   Total personnel expense                                          15,617          12,681           11,709
Occupancy expense                                                    1,734           1,507            1,417
Equipment related expenses                                           1,631           1,353            1,186
Intangibles amortization                                             1,535             631              636
Merger expenses                                                         --           3,188               --
Other operating expenses                                             8,117           7,381            6,804
                                                                ----------          ------           ------
     Total noninterest expenses                                     28,634          26,741           21,752
                                                                ----------          ------           ------

Income before income taxes                                          20,923          15,078           18,088
Income taxes                                                         7,307           5,736            6,234
                                                                ----------          ------           ------

NET INCOME                                                      $   13,616           9,342           11,854
                                                                ==========           =====           ======
Earnings per share:
         Basic                                                  $     1.51            1.05             1.32
         Diluted                                                      1.47            1.03             1.27

Weighted average common shares outstanding:
         Basic                                                   9,032,453       8,897,966        8,966,921
         Diluted                                                 9,273,769       9,070,125        9,363,031

See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                  Years Ended December 31, 2001, 2000 and 1999




($ in thousands)                                            2001          2000          1999
-----------------------------------------------------------------------------------------------
Net income                                                $ 13,616        9,342        11,854
                                                          --------        -----        ------
Other comprehensive income (loss):
     Unrealized gains (losses) on securities
         available for sale:
         Unrealized holding gains (losses) arising
            during the period, pretax                          702        2,092        (4,247)
              Tax benefit (expense)                           (242)        (806)        1,544
         Reclassification to realized (gains) losses           (61)       1,919           (20)
              Tax expense (benefit)                             22         (652)            7
                                                          --------       ------         -----
Other comprehensive income (loss)                              421        2,553        (2,716)
                                                          --------       ------         -----
Comprehensive income                                      $ 14,037       11,895         9,138
                                                          ========       ======         =====


See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                  Years Ended December 31, 2001, 2000 and 1999

                                                                                                     Accumulated         Total
                                                   Common Stock                                         Other           Share-
                                              -----------------------    Unearned       Retained    Comprehensive       holders'
(In thousands, except per share)               Shares         Amount   Compensation     Earnings    Income (Loss)       Equity
---------------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 1999                      9,154       $  53,645       (87)         56,012               419         109,989
                                               -----       ---------     -----          ------           -------         -------
Net income                                                                              11,854                            11,854
Cash dividends declared ($0.63 per share)                                               (5,656)                           (5,656)
Common stock issued under
     stock option plans                          179             539                                                         539
Common stock issued into
     dividend reinvestment plan                   16             296                                                         296
Purchases and retirement of common stock        (500)         (3,086)                   (4,423)                           (7,509)
Earned ESOP compensation                                          96        87                                               183
Other comprehensive loss                                                                                  (2,716)         (2,716)
                                               -----       ---------     -----          ------           -------         -------
Balances, December 31, 1999                    8,849          51,490        --          57,787            (2,297)        106,980
                                               -----       ---------     -----          ------           -------         -------

Net income                                                                               9,342                             9,342
Cash dividends declared ($0.77 per share)                                               (6,849)                           (6,849)
Common stock issued under
     stock option plans                          140             408                                                         408
Tax benefit realized from exercise of
     nonqualified stock options                                  790                                                         790
Common stock issued into
     dividend reinvestment plan                   22             344                                                         344
Purchases and retirement of common stock        (184)         (2,884)                                                     (2,884)
Other comprehensive income                                                                                 2,553           2,553
                                               -----       ---------     -----          ------           -------         -------
Balances, December 31, 2000                    8,827          50,148        --          60,280               256         110,684
                                               -----       ---------     -----          ------           -------         -------

Net income                                                                              13,616                            13,616
Cash dividends declared ($0.88 per share)                                               (7,981)                           (7,981)
Common stock issued under
     stock option plans                          116             731                                                         731
Common stock issued into
     dividend reinvestment plan                   25             564                                                         564
Common stock issued in acquisitions              602           9,159                                                       9,159
Purchases and retirement of common stock        (457)        (10,468)                                                    (10,468)
Other comprehensive income                                                                                   421             421
                                               -----       ---------     -----          ------           -------         -------
Balances, December 31, 2001                    9,113       $  50,134        --          65,915               677         116,726
                                               =====       =========     =====          ======           =======         =======


See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 2001, 2000 and 1999


($ in thousands)                                                                    2001          2000             1999
-------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                       $ 13,616          9,342         11,854
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                      1,151          1,605            910
     Net security premium amortization                                                 50             60            483
     Gains on sales of loans                                                           (9)            --            (34)
     Proceeds from sales of loans                                                      --             --          3,688
     Losses (gains) on sales of securities available for sale                         (61)         1,919            (20)
     Gain from sale of branch                                                          --           (808)            --
     Loss on disposal of premises and equipment                                        --             98             38
     Other losses (gains)                                                             (79)             6             15
     Loan fees and costs deferred, net of amortization                                (35)             8             22
     Depreciation of premises and equipment                                         1,424          1,217          1,117
     Amortization of intangible assets                                              1,535            631            636
     Release of ESOP shares                                                            --             --            183
     Deferred income tax expense (benefit)                                            (51)          (546)          (183)
     Decrease (increase) in accrued interest receivable                               983         (1,077)          (988)
     Decrease (increase) in other assets                                           (8,822)         1,294            661
     Increase (decrease) in accrued interest payable                               (1,559)           714            617
     Increase (decrease) in other liabilities                                       3,873           (325)           553
                                                                                 --------         ------         ------
          Net cash provided by operating activities                                12,016         14,138         19,552
                                                                                 --------         ------         ------

Cash Flows From Investing Activities
     Purchases of securities available for sale                                   (39,750)       (21,967)       (53,960)
     Purchases of securities held to maturity                                          (2)          (170)       (27,926)
     Proceeds from sales of securities available for sale                           2,348         54,494          3,017
     Proceeds from maturities/issuer calls of securities available for sale        48,903         12,914         41,664
     Proceeds from maturities/issuer calls of securities held to maturity           2,905          4,881          7,464
     Net increase in loans                                                        (30,112)      (105,581)       (80,132)
     Purchases of premises and equipment                                           (3,216)        (3,312)        (2,579)
     Net cash received (paid) in purchase (sale) of branches                       87,892        (11,869)            --
     Net cash received in acquisition of insurance agencies                            40             --             --
     Net cash paid in acquisition of Century Bancorp                               (8,112)            --             --
                                                                                 --------         ------         ------
          Net cash provided (used) by investing activities                         60,896        (70,610)      (112,452)
                                                                                 --------         ------         ------

Cash Flows From Financing Activities
     Net increase in deposits                                                      25,266         73,320         55,991
     Proceeds from (repayments of) borrowings, net                                (24,700)       (36,300)        56,500
     Cash dividends paid                                                           (7,929)        (6,318)        (5,624)
     Proceeds from issuance of common stock                                         1,295            752            835
     Purchases and retirement of common stock                                     (10,468)        (2,884)        (7,509)
                                                                                 --------         ------         ------
          Net cash provided (used) by financing activities                        (16,536)        28,570        100,193
                                                                                 --------         ------         ------

Increase (Decrease) In Cash And Cash Equivalents                                   56,376        (27,902)         7,293
Cash And Cash Equivalents, Beginning Of Period                                     30,439         58,341         51,048
                                                                                 --------         ------         ------
Cash And Cash Equivalents, End Of Period                                         $ 86,815         30,439         58,341
                                                                                 ========         ======         ======

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the period for:
     Interest                                                                    $ 37,034         33,601         25,871
     Income taxes                                                                   2,865          6,126          6,511
Non-cash transactions:
     Transfer of securities from held to maturity to available for sale            31,220             --             --
     Foreclosed loans transferred to other real estate                                820             --            120
     Unrealized gain (loss) on securities available for sale, net of taxes            421          2,553         (2,716)
     Premises and equipment transferred to other real estate                          425             85            315

See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 1.  Summary of Significant Accounting Policies

         (a) Basis of Presentation - The consolidated financial statements include the accounts of First Bancorp (the Company) and its wholly owned subsidiaries: First Bank; Montgomery Data Services, Inc. (Montgomery Data); and First Bancorp Financial Services, Inc., (First Bancorp Financial). The Bank has two wholly owned subsidiaries: First Bank Insurance Services, Inc. (First Bank Insurance) and First Montgomery Financial Services Corporation (First Montgomery). First Montgomery has one wholly owned subsidiary - First Troy Realty Corporation (First Troy). All significant intercompany accounts and transactions have been eliminated.

         The Company is a bank holding company. The principal activity of the Company is the ownership and operation of First Bank, a state chartered bank with its main office in Troy, North Carolina. Other subsidiaries include Montgomery Data, a data processing company whose primary client is First Bank, and First Bancorp Financial, a real estate investment subsidiary, both of which are headquartered in Troy. First Bank Insurance is a provider of non-FDIC insured investment and insurance products. First Montgomery is a Virginia incorporated company that acquires real estate in Virginia and leases the property to the Bank. First Troy was formed in 1999 and allows the Bank to centrally manage a portion of its real estate loan portfolio. First Troy has elected to be treated as a real estate investment trust for tax purposes.

         As discussed in Note 2 below, during 2000 the Company completed the merger acquisition of First Savings Bancorp, Inc. This transaction was accounted for as a pooling-of-interests and, accordingly, all financial information has been restated to include the combined results of the Company and First Savings Bancorp, Inc.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by the Company in the preparation of its consolidated financial statements are the determination of the allowance for loan losses, the valuation of other real estate, the valuation allowance for deferred tax assets and fair value estimates for financial instruments.

       (b) Cash and Cash Equivalents - The Company considers all highly liquid assets such as cash on hand, noninterest-bearing and interest-bearing amounts due from banks and federal funds sold to be "cash equivalents."

       (c) Securities - Securities classified as available for sale are purchased with the intent to hold to maturity. However, infrequent sales may be necessary due to liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital and investment requirements, or changes in market conditions, including interest rates and market values of securities held in the portfolio. Investments in securities available for sale are stated at fair value with the resultant unrealized gains and losses included as a component of shareholders' equity, net of applicable deferred income taxes.

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

         Commercial loans greater than $100,000 are evaluated regularly for impairment. A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured using either 1) an estimate of the cash flows that the Company expects to receive from the borrower discounted at the loan's effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral is used to value the loan. While a loan is considered to be impaired, the Company's policy is that interest accrual is discontinued and all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off. Further cash receipts are recorded as interest income to the extent that any interest has been foregone.

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

         Periodically, the Company originates commercial loans that are intended for resale. The Company carries these loans at the lower of cost or fair value at each reporting date. There were no such loans held for sale as of December 31, 2001 or 2000.

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

       (i) Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (j) Intangible Assets - Branch and business acquisitions typically result in the Company recording certain intangible assets, principally deposit base premiums and goodwill. The Company's policy is to amortize these intangible assets on a straight-line basis over their estimated useful lives, with a minimum amortization period of 5 years and a maximum amortization period of 15 years. The acquisition-related intangible assets, including intangible assets subject to Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," outstanding at each period end presented are being amortized predominantly over 15 years. These intangible assets and their useful lives are subject to periodic review and are adjusted for any impairment in value. As discussed in Note 1(r) below, recently issued accounting pronouncements will significantly affect the way the Company records and accounts for acquisition related intangible assets in future periods.

         In accordance with applicable accounting standards, the Company records an intangible asset in connection with a defined benefit pension plan to fully accrue for its liability. This intangible asset is adjusted annually in accordance with actuarially determined amounts. The amount of this intangible asset was $253,000 and $138,000 at December 31, 2001 and 2000, respectively.

       (k) Stock Option Plan - The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees," and related interpretations. As such, no compensation expense has been recorded for stock options in the consolidated financial statements. As required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made since 1995 as if the fair-value-based method defined in SFAS No. 123 had been applied.

       (l) Per Share Amounts - Basic Earnings Per Share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Currently, the Company's only potential dilutive common stock issuances relate to options that have been issued under the Company's stock option plans. In computing Diluted Earnings Per Share, it is assumed that all such dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate Diluted Earnings Per Share for the Company.

         The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Share:


                                                           For the Years Ended December 31,
                       --------------------------------------------------------------------------------------------------------
                                    2001                                  2000                             1999
                       --------------------------------     --------------------------------    -------------------------------
($ in thousands,        Income     Shares         Per       Income      Shares         Per      Income     Shares         Per
 except per share      (Numer     (Denom         Share      (Numer     (Denom         Share     (Numer     (Denom        Share
 amounts)              -ator)     -inator)       Amount     -ator)     -inator)       Amount    -ator)     -inator)      Amount
                       ------     --------       ------     ------     --------       ------    ------     --------      ------
Basic EPS               $13,616    9,032,453    $   1.51    $  9,342    8,897,966   $   1.05   $ 11,854    8,966,921    $   1.32
                                                ========                            ========                            =========
Effect of dilutive
  securities                 --      241,316                      --      172,159                    --      396,110
                        -------    ---------                --------    ---------              --------    ---------
Diluted EPS             $13,616    9,273,769    $   1.47    $  9,342    9,070,125   $   1.03   $ 11,854    9,363,031    $   1.27
                        =======    =========    ========    ========    =========   ========   ========    =========    ========


         For the years ended December 31, 2001, 2000, and 1999, there were options of 144,250, 255,244, and 42,750, respectively, that were antidilutive since the exercise price exceeded the average market price for the year. These options have been omitted from the calculation of diluted earnings per share for their respective years.

         (m) Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS No. 107), requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions are set forth below for the Company's financial instruments.

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

         Deposits - The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand as of the valuation date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

         Borrowings - The fair value of borrowings is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered by the Company's lenders for debt of similar remaining maturities.

         Commitments to Extend Credit and Standby Letters of Credit - At December 31, 2001 and 2000, the Company's off-balance sheet financial instruments had no carrying value. The large majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short terms to maturity. Therefore, the fair value for these financial instruments is considered to be immaterial.

       (n) Impairment - The Company reviews its long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company's policy is that an impairment loss is recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. Those assets to be disposed of are to be reported at the lower of the carrying amount or fair value, less costs to sell. To date, the Company has not had to record any impairment write-downs of its long-lived assets or goodwill. As discussed in Note 1(r) below, recently issued accounting standards will significantly alter the way the Company measures certain of its long-lived assets for impairment.

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

       (q) Reclassifications - Certain amounts for prior years have been reclassified to conform to the 2001 presentation. The reclassifications had no effect on net income or shareholders' equity as previously presented, nor did they materially impact trends in financial information.

         (r) Recent Accounting Pronouncements - On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. On January 1, 2001, the Company transferred, as permitted by the standard upon its adoption, held-to-maturity securities with an amortized cost of approximately $31.7 million to the available-for-sale category at fair value. The unrealized loss at the time of the transfer was approximately $513,000, and is included as a component of other comprehensive income, net of tax. The Company does not engage in any hedging activities and other than the aforementioned transfer of securities, the adoption of the statement had no impact on the Company.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company adopted this statement July 1, 2001. Statement 142 requires that all goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that identifiable intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Certain provisions of Statement 142 relating to business combinations consummated after June 30, 2001 were adopted by the Company on July 1, 2001. The remaining provisions will be adopted on January 1, 2002. Unamortized goodwill on the books of the Company amounted to $5,609,000 and $2,900,000 at December 31, 2001 and 2000, respectively. Amortization of goodwill (under previous accounting standards) amounted to $511,000, $373,000, and $373,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

         At December 31, 2001 and 2000, the Company had $325,000 and $106,000, respectively, in identifiable intangible assets that are subject to the provisions of Statement 142. Approximately $236,000 of the December 31, 2001 amount relates to the Company's acquisition of two insurance agencies during 2001. Approximately $89,000 of the December 31, 2001 amount and all of the December 31, 2000 amount relates to core deposit premium associated with one of the Company's whole-bank acquisitions. As noted above, Statement 142 requires that identifiable intangible assets be amortized over their respective estimated useful lives to their estimated residual values. A 15 year straight-line amortization schedule has been established for the vast majority of the Company's identifiable intangible assets. Amortization of the Company's identifiable intangible assets amounted to $25,000, $21,000, and $26,000, for the years ended December 31, 2001, 2000, and 1999, respectively.

         Under current accounting standards, the Company will continue to record significant amounts of amortization expense, as a majority of the Company's intangible assets continue to be subject to the provisions of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Acquisitions." Of the $24,488,000 in intangible assets at December 31, 2001, $18,301,000 is subject to the provisions of SFAS No. 72 ("SFAS No. 72 Intangible Assets"). The Company had $1,486,000 in SFAS No. 72 Intangible Assets (with total intangible assets of $4,630,000) at December 31, 2000. The Company's SFAS No. 72 Intangible Assets will continue to be amortized over the approximate estimated lives of the related acquired deposit relationships. In accordance with the Company's estimate of the approximate lives of the acquired deposit relationships, a 15 year straight-line amortization schedule has been established for a majority of the Company's SFAS No. 72 Intangible Assets. The Company will continue to evaluate amortization periods for its SFAS No. 72 Intangible Assets, and such amortization periods could be revised downwards (but not upwards) in the future if circumstances warrant. Amortization of SFAS No. 72 Intangible Assets amounted to $999,000, $237,000, and $237,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. The Company has not completed the assessment of impaired goodwill, but at this time does not expect the results of the assessment to indicate any goodwill impairment.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance of differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 supersedes FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 also supersedes Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement is effective for the Company beginning on January 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

Note 2. Acquisitions and Divestitures

         Since January 1, 1999, the Company has completed several acquisitions and had one branch divestiture. The Company's acquisitions completed during 2001 were as follows:

         (a) Salisbury branch purchase - On December 17, 2001, the Company completed the purchase of a branch of First Union National Bank located in Salisbury, North Carolina. The Company assumed the branch's $30 million in deposits and $9 million in loans. The primary reason for this acquisition was to increase the Company's presence in Salisbury, a market that the Company entered in 2000 with the opening of a de novo branch. An intangible asset of $3.2 million was recorded in connection with this acquisition and is being amortized on a straight-line basis over 15 years. This is a SFAS No. 72 Intangible Asset (see definition in note 1(r) above) and thus will continue to be amortized.

         (b) Insurance agency acquisitions - On May 30, 2001, the Company completed the purchase of two insurance agencies - Aberdeen Insurance & Realty Company and Hobbs Insurance and Realty Company. Both agencies were located in Moore County and specialized in placing property and casualty insurance coverage for individuals and businesses in the Moore County area. The primary reason for this acquisition was to give the Company the platform to offer property and casualty insurance to its entire customer base. In completing the acquisition, the agencies were merged into First Bank Insurance Services, Inc. Approximately 16,000 shares of Company stock were issued in connection with the acquisition of the two agencies. An intangible asset of $243,000 was recorded in connection with the acquisition and is being amortized on a straight-line basis over 15 years. This intangible asset is an identifiable intangible asset under Statement 142 (see discussion in note 1(r) above) and thus will continue to be amortized. No pro forma earnings information has been presented due to the immateriality of the acquisitions.

         (c) Century Bancorp, Inc. - On May 17, 2001, the Company completed the purchase of Century Bancorp, Inc. ("Century"). Century was the holding Company for Home Savings, Inc., SSB, a one branch savings institution located in Thomasville, NC. Century had total assets of $107 million, total loans of $90 million, and total deposits of $72 million. The primary reason for the acquisition was to expand into a contiguous market. In accordance with the terms of the merger agreement, the Company issued approximately 586,000 shares of common stock and paid cash of approximately $13.2 million to Century shareholders in exchange for all shares of Century outstanding. An intangible asset of $3.2 million was recorded in connection with this acquisition and is being amortized on a straight-line basis over 15 years. This intangible asset meets the criteria for being classified as goodwill (see discussion in note 1(r) above) under Statement 142 and thus amortization related to this intangible asset will cease as of January 1, 2002. Periodic assessments (at least annually) for impairment of this goodwill will be performed.

         The following table reflects the pro forma combined results of operations, assuming the Century acquisition had occurred at the beginning of 2001 and 2000:

                                                 2001             2000
                                            --------------    --------------
            Net interest income             $    42,028         41,013
            Net income                           13,793          9,513
            Earnings per share - diluted           1.45           0.99


         (d) Robeson and Scotland Counties branch purchase - On March 26, 2001, the Company completed the purchase of four branches from First Union National Bank with aggregate deposits of approximately $103 million and aggregate loans of approximately $17 million. The four branches acquired were in Lumberton, Pembroke, St. Pauls (all located in Robeson County, NC), and Laurinburg (Scotland County, NC). The primary reason for the acquisition was to leverage the Company's capital by expanding into three contiguous markets (Lumberton,

Pembroke and St. Pauls) and increase market share in one market (Laurinburg). Total intangible assets of $14.6 million were recorded in connection with the purchase and are being amortized on a straight-line basis over 15 years. These intangible assets are SFAS No. 72 Intangible Assets (see definition in note 1(r) above) and thus will continue to be amortized.

         Each of the above transactions was accounted for using the purchase method of accounting. The following table presents a summary of the fair market value of assets acquired and liabilities assumed in the purchases described above:


                                                                                 Robeson and
                                       Salisbury    Insurance                     Scotland
Assets acquired                          branch      agencies       Century    Counties branches     Total
---------------                        ---------    ---------       -------   -------------------    -----
                                                                 (in millions)
Cash                                   $  17.7           --            5.9          70.2              93.8
Securities                                --             --            9.0            --               9.0
Loans, gross                               9.3           --           90.2          16.7             116.2
Allowance for loan losses                 (0.2)          --           (0.6)         (0.3)             (1.1)
Property, plant and equipment              0.5          0.1            0.6           1.9               3.1
Other                                     --             --            1.4            --               1.4
                                       -------         ----           ----         -----             -----
    Total assets acquired                 27.3          0.1          106.5          88.5             222.4
                                       -------         ----           ----         -----             -----
Liabilities assumed
Deposits                                  30.3           --           71.7         102.6             204.6
Borrowings                                --             --           13.5            --              13.5
Other                                      0.2           --            2.5           0.5               3.2
                                       -------         ----           ----         -----             -----
   Total liabilities assumed              30.5           --           87.7         103.1             221.3
                                       -------         ----           ----         -----             -----
Value of cash paid and/or
       stock issued to stock-
       holders of
       acquiree                            n/a          0.3           22.0           n/a              22.3
                                       -------         ----           ----         -----             -----
Intangible assets recorded             $   3.2          0.2            3.2          14.6              21.2
                                       =======         ====           ====         =====             =====



         The lone acquisition during 2000 was the September 14, 2000 merger acquisition of First Savings Bancorp, Inc. - the holding company for First Savings Bank of Moore County, SSB (collectively referred to as "First Savings"). The primary reason for the acquisition was to increase market share in Moore County. Each share of First Savings stock was exchanged for 1.2468 shares of the Company's stock, resulting in the Company issuing approximately 4,407,000 shares of stock to complete the transaction.

         The merger was accounted for as a pooling-of-interests and, accordingly, all financial results periods prior to the acquisition have been restated to include the combined results of the Company and First Savings.

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

         The Company did not complete any acquisitions or divestitures during 1999.

         There are no pending mergers, acquisitions or divestitures as of December 31, 2001.

Note 3.  Securities

         The book values and approximate fair values of investment securities at December 31, 2001 and 2000 are summarized as follows:

                                                          2001                                              2000
                                    -----------------------------------------------   --------------------------------------------
                                    Amortized      Fair            Unrealized         Amortized      Fair           Unrealized
                                      Cost         Value       Gains       (Losses)      Cost        Value       Gains    (Losses)
                                    ---------      -----       -----       --------      ----        -----       -----    --------
(In thousands)
Securities available for sale:
  U.S. Treasury                      $   500          512          12         --         5,508        5,527        19         --
  U.S. Government agencies            27,222       28,111         898         (9)       40,409       40,797       422        (34)
  Mortgage-backed securities          51,901       52,227         482       (156)       16,942       16,922        87       (107)
  Corporate bonds                      8,845        8,663          14       (196)           --           --        --         --
  State and local governments             --           --          --         --         1,230        1,249        19         --
  Equity securities                    6,977        6,956          --        (21)        5,125        5,102        --        (23)
                                     -------       ------       -----       ----        ------       ------      ----      -----
Total available for sale             $95,445       96,469       1,406       (382)       69,214       69,597       547       (164)
                                     =======       ======       =====       ====        ======       ======      ====      =====

Securities held to maturity:
  State and local governments        $16,130       16,538         462        (54)       15,935       16,185       328        (78)
  Other                                  208          208          --         --           256          256        --         --
  U.S. Government agencies                --           --          --         --        11,854       11,578        --       (276)
  Mortgage-backed securities              --           --          --         --        19,879       19,642        12       (249)
                                     -------       ------       -----       ----        ------       ------      ----      -----
Total held to maturity               $16,338       16,746         462        (54)       47,924       47,661       340       (603)
                                     =======       ======       =====       ====        ======       ======      ====      =====



         Included in mortgage-backed securities at December 31, 2001 were collateralized mortgage obligations with an amortized cost of $21,703,000 and a fair value of $21,886,000. Included in mortgage-backed securities at December 31, 2000 were collateralized mortgage obligations with an amortized cost of $13,543,000 and a fair value of $13,521,000.

         The Company owned Federal Home Loan Bank stock with a cost and fair value of $5,806,000 at December 31, 2001 and $4,962,000 at December 31, 2000,
which is included in equity securities above and serves as part of the collateral for the Company's line of credit with the Federal Home Loan Bank (see
Note 8 for additional discussion). The investment in this stock is a requirement for membership in the Federal Home Loan Bank system.

       The book values and approximate fair values of investment securities at December 31, 2001, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Securities Available for Sale      Securities Held to Maturity
                                                   -----------------------------      ---------------------------
                                                     Amortized        Fair               Amortized       Fair
(In thousands)                                         Cost           Value                Cost          Value
                                                   -------------   -------------      -------------   -----------
Debt securities
       Due within one year                             $12,494        12,775             $ 2,111          2,136
       Due after one year but within five years          5,000         5,193               4,978          5,124
       Due after five years but within ten years        11,056        11,498               7,810          8,058
       Due after ten years                               8,017         7,820               1,439          1,428
       Mortgage-backed securities                       51,901        52,227                  --             --
                                                       -------       -------             -------        -------
              Total debt securities                     88,468        89,513              16,338         16,746

Equity securities                                        6,977         6,956                  --             --
                                                       -------       -------             -------        -------
              Total securities                         $95,445        96,469             $16,338         16,746
                                                       =======        ======             =======         ======




         At December 31, 2001 and 2000, investment securities with book values of $38,797,000 and $32,156,000, respectively, were pledged as collateral for public and private deposits.

       Sales of securities available for sale with aggregate proceeds of $2,348,000 in 2001, $54,494,000 in 2000, and $3,017,000 in 1999, resulted in gross gains of $61,000 in 2001, gross gains of $89,000 and gross losses of $2,008,000 in 2000, gross gains of $20,000 in 1999.

Note 4.  Loans And Allowance For Loan Losses

       Loans at December 31, 2001 and 2000 are summarized as follows:

(In thousands)                                     2001            2000
                                                ---------        --------
Commercial, financial, and agricultural         $  79,695          76,507
Real estate - construction                         66,304          57,608
Real estate - mortgage                            697,498         571,638
Installment loans to individuals                   47,471          41,047
                                                ---------         -------
    Subtotal                                      890,968         746,800
Unamortized net deferred loan fees                   (658)           (711)
                                                ---------         -------
    Loans, net of deferred fees                 $ 890,310         746,089
                                                =========         =======


       Loans described above as "Real estate - mortgage" included loans secured by 1-4 family dwellings in the amounts of $442,000,000 and $380,400,000 as of December 31, 2001 and 2000, respectively, with such loans being pledged as collateral for certain borrowings (see note 8). The loans above also include loans to executive officers and directors and to their associates totaling approximately $8,405,000 and $8,578,000 at December 31, 2001 and 2000,
respectively. During 2001, additions to such loans were approximately $2,650,000 and repayments totaled approximately $2,823,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features.

       Nonperforming assets at December 31, 2001 and 2000 are as follows:


(In thousands)                                             2001         2000
                                                          ------       ------
Loans:  Nonaccrual loans                                  $3,808         626
               Restructured loans                             83         237
                                                          ------       -----
Total nonperforming loans                                  3,891         863
Other real estate (included in other assets)               1,253         893
                                                          ------       -----
     Total nonperforming assets                           $5,144       1,756
                                                          ======       =====

       At December 31, 2001 and 2000 there were no loans 90 days or more past due that were still accruing interest


       If the nonaccrual loans and restructured loans as of December 31, 2001, 2000 and 1999 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $320,000, $62,000 and $123,000 for nonaccrual loans and $10,000, $27,000 and $27,000 for restructured loans would have been recorded for 2001, 2000 and 1999, respectively. Interest income on such loans that was actually collected and included in net income in 2001, 2000, and 1999 amounted to approximately $76,000, $38,000 and $71,000 for nonaccrual loans (prior to their being placed on nonaccrual status) and $7,000, $21,000 and $24,000 for restructured loans, respectively.

       Activity in the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999 is as follows:

(In thousands)                              2001          2000          1999
                                            ----          ----          ----

Balance, beginning of year                $ 7,893         6,674         6,100
Provision for loan losses                   1,151         1,605           910
Recoveries of loans charged-off               131            89           112
Loans charged-off                            (912)         (475)         (448)
Allowance recorded related to loans
    assumed in corporate acquisitions       1,125            --            --
                                          -------       -------       -------
Balance, end of year                      $ 9,388         7,893         6,674
                                          =======       =======       =======



         At December 31, 2001 and 2000, the recorded investment in loans considered to be impaired was $2,482,000 and $293,000, respectively, of which all were on a nonaccrual basis at each year end. The related allowance for loan losses for the impaired loans at December 31, 2001 and 2000 was $432,000 and $44,000, respectively. There were no impaired loans at December 31, 2001 or 2000 for which there was no related allowance. The average recorded investments in impaired loans during the years ended December 31, 2001, 2000, and 1999 were approximately $2,450,000, $218,000, and $123,000, respectively. For the years ended December 31, 2001, 2000, and 1999, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

Note 5.  Premises And Equipment

         Premises and equipment at December 31, 2001 and 2000 consist of the following:


(In thousands)                                          2001           2000
                                                        ----           ----

Land                                                 $  4,455          2,759
Buildings                                              14,138         11,555
Furniture and equipment                                10,957          9,339
Leasehold improvements                                    569            569
                                                     --------         ------
    Total cost                                         30,119         24,222
Less accumulated depreciation and amortization        (11,601)       (10,106)
                                                     --------         ------
    Net book value of premises and equipment         $ 18,518         14,116
                                                     ========         ======

Note 6.  Income Taxes

         Total income taxes for the years ended December 31, 2001, 2000 and 1999 were allocated as follows:


(In thousands)                                                        2001         2000         1999
                                                                      ----         ----         ----
Net income                                                           $7,307        5,736        6,234
Stockholders' equity, for unrealized holding gain (loss) on
   debt and equity securities for financial reporting purposes          220        1,458       (1,551)
                                                                     ------        -----        -----
    Total income taxes                                               $7,527        7,194        4,683
                                                                     ======        =====        =====

         The components of income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 are as follows:

(In thousands)             2001            2000           1999
                           ----            ----           ----
 Current  - Federal       $ 7,256          6,108         6,035
          - State             102            174           382
Deferred  - Federal           (51)          (546)         (183)
                          -------        -------       -------
     Total                $ 7,307          5,736         6,234
                          =======        =======       =======


         The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2001 and 2000 are presented below:


(In thousands)                                                                     2001          2000
                                                                                   ----          ----
Deferred tax assets:
     Allowance for loan losses                                                   $ 3,058         2,231
     Excess book over tax retirement plan cost                                       207           142
     Basis of investment in subsidiary                                                69            69
     Net loan fees recognized for tax reporting purposes                             113            72
     Reserve for employee medical expense for financial reporting purposes            12            12
     Deferred compensation                                                           146            37
     Excess of book over tax related to intangible assets                            147           114
     All other                                                                       140           144
                                                                                 -------         -----
        Gross deferred tax assets                                                  3,892         2,821
         Less: Valuation allowance                                                  (123)         (118)
                                                                                 -------         -----
              Net deferred tax assets                                              3,769         2,703
                                                                                 -------         -----

Deferred tax liabilities:
     Loan fees                                                                      (916)         (562)
     Excess tax over book pension cost                                              (237)          (25)
     Depreciable basis of fixed assets                                              (944)         (791)
     Amortizable basis of intangible assets                                          (35)          (42)
     Unrealized gain on securities available for sale                               (347)         (127)
     Book versus tax basis difference - FHLMC stock                                 (426)           --
     FHLB stock dividends                                                           (439)         (329)
     All other                                                                      (154)          (42)
                                                                                 -------         -----
          Gross deferred tax liabilities                                          (3,498)       (1,918)
                                                                                 -------         -----
              Net deferred tax asset (included in other assets)                  $   271           785
                                                                                 =======         =====


         A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related current period deferred tax expense of approximately $220,000 as of December 31, 2001 has been recorded directly to shareholders' equity. Purchase acquisitions also decreased the net deferred tax asset by $345,000 in 2001. The balance of the 2001 change in the net deferred tax asset of $51,000 is reflected as a deferred income tax benefit in the consolidated statement of income.

         The valuation allowance applies primarily to offset the recognition of deferred tax benefits on certain temporary differences for state income tax purposes. It is management's belief that the realization of the remaining net deferred tax assets is more likely than not.

         Retained income at December 31, 2001 and 2000 includes approximately $6,869,000 representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse or may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Bank's stock.

         The following is a reconcilement of federal income tax expense at the statutory rate of 35% for 2001 and 34% for 2000 and 1999 to the income tax provision reported in the financial statements.


(In thousands)                                             2001           2000          1999
                                                           ----           ----          ----
Tax provision at statutory rate                          $ 7,323         5,127         6,150
Increase (decrease) in income taxes resulting from:
   Tax-exempt interest income                               (341)         (350)         (357)
   Non-deductible interest expense                            46            49            41
   Non-deductible portion of amortization of
       intangible assets                                     178           127           126
   State income taxes, net of federal benefit                 66           114           252
   Nondeductible acquisition costs                            --           572            --
   Other, net                                                 35            97            22
                                                         -------         -----         -----
     Total                                               $ 7,307         5,736         6,234
                                                         =======         =====         =====


Note 7.  Deposits

       At December 31, 2001, the scheduled maturities of time deposits are as follows:

                                                             (In thousands)
                                                   2002         $ 488,341
                                                   2003            42,649
                                                   2004             8,530
                                                   2005             6,810
                                                   2006             4,200
                                                Thereafter            247
                                                                ---------
                                                                $ 550,777
                                                                =========

Note 8.  Borrowings

         The Company has three sources of borrowing capacity - 1) an approximately $169,000,000 line of credit with the Federal Home Loan Bank
(FHLB), 2) a $35,000,000 overnight federal funds line of credit with a correspondent bank, and 3) an approximately $37,000,000 line of credit through the Federal Reserve Bank of Richmond's (FRB) discount window.

         The Company's line of credit with the FHLB totaling approximately $169,000,000 can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need and is secured by the Company's FHLB stock and a blanket lien on its one-to-four family residential loan portfolio. The following table presents information regarding the Company's outstanding FHLB borrowings at December 31, 2001 and 2000:

                                          Call Feature                   Amount       Interest Rate
                                ----------------------------------    ------------    -------------
       2001
---------------------
Due on May 6, 2002                             None                   $  5,000,000     7.43% fixed
Due on May 5, 2003                             None                      5,000,000     7.49% fixed
Due on April 21, 2009           Callable by FHLB on April 21, 2004       5,000,000     5.26% fixed
                                                                      ------------     -----------
Total FHLB borrowings/
     weighted average rate                                            $ 15,000,000        6.73%
                                                                      ============      ==========


      2000
Due on May 8, 2001                             None                   $  5,000,000     7.27% fixed
Due on May 31, 2001                            None                      1,200,000     7.41% fixed
Due on May 6, 2002                             None                      5,000,000     7.43% fixed
Due on May 5, 2003                             None                      5,000,000     7.49% fixed
Due on April 22, 2004           Callable by FHLB on April 22, 2001       5,000,000     5.01% fixed
Due on April 21, 2009           Callable by FHLB on April 21, 2004       5,000,000     5.26% fixed
                                                                     ------------      -----------
Total FHLB borrowings/
       weighted average rate                                          $ 26,200,000        6.53%
                                                                      ============     ===========


         The call provisions noted in the table above provide interest rate protection to the FHLB in the event that prevailing market interest rates are higher than the note rate on the date of the call. Additionally, the outstanding borrowings noted above may be accelerated immediately by the FHLB in certain circumstances including material adverse changes in the condition of the Company or if the Company's qualifying collateral amounts to less than 1.33 times the amount of borrowings outstanding. At December 31, 2001, the Company's qualifying collateral amounted to 16.7 times the amount of borrowings outstanding.

         The Company also has a correspondent bank relationship established that allows the Company to purchase up to $35,000,000 in federal funds on an overnight, unsecured basis. The Company had no borrowings outstanding under this line at December 31, 2001 or 2000. This line of credit was not drawn upon in 2001. There was insignificant use of this line during 1999 and 2000 with total interest expense incurred amounting to approximately $5,000 each year.

         The Company also has a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of the Company's commercial, consumer and real estate portfolio (excluding 1-4 family). Based on the collateral owned by the Company as of December 31, 2001, the available line of credit is approximately $37,000,000. This line of credit was established primarily in connection with the Company's Y2K liquidity contingency plan and has not been drawn on since inception. The FRB has indicated that it would not expect lines of credit that have been granted to financial institutions to be a primary borrowing source. The Company plans to maintain this line of credit, although it is not expected that it will be drawn upon except in unusual circumstances.

Note 9.  Leases

         Certain bank premises are leased under operating lease agreements. Generally, operating leases contain renewal options on substantially the same basis as current rental terms. Rent expense charged to operations under all operating lease agreements was $243,000 in 2001, $234,000 in 2000, and $213,000 in 1999.

         Future obligations for minimum rentals under noncancelable operating leases at December 31, 2001 are as follows:

                                                           (In thousands)
                         Year ending December 31:
                           2002                                $ 250
                           2003                                  153
                           2004                                   80
                           2005                                   66
                           2006                                   51
                           Later years                           302
                                                               -----
                                Total                          $ 902
                                                               =====

Note 10.  Employee Benefit Plans

         401(k) Plan. The Company sponsors a salary reduction profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed one year of service are eligible to participate in the plan. An eligible employee may contribute up to 14% of annual salary to the plan. The Company contributes an amount equal to 75% of the first 6% of the employee's salary contributed. Participants vest in Company contributions at the rate of 20% after one year of service, and 20% for each additional year of service, with 100% vesting after five years of service. The Company's matching contribution expense was $370,000, $292,000, and $239,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company made additional discretionary matching contributions to the plan of $100,000 in 2001, $150,000 in 2000 and $100,000 in 1999. The Company's matching and discretionary contributions are made in the form of Company stock. Employees are not permitted to invest their own contributions in Company stock.

         Pension Plan. The Company sponsors a noncontributory defined benefit retirement plan (the "Pension Plan"), which is intended to qualify under Section 401(a) of the Internal Revenue Code. Employees who have attained age 21 and completed one year of service are eligible to participate in the Retirement Plan. The Pension Plan provides for a monthly payment, at normal retirement age of 65, equal to one-twelfth of the sum of (i) 0.75% of Final Average Annual Compensation (5 highest consecutive calendar years earnings out of the last 10 years of employment) multiplied by the employee's years of service not in excess of 40 years, and (ii) 0.65% of Final Average Annual Compensation in excess of "covered compensation" multiplied by years of service not in excess of 35 years. "Covered compensation" means the average of the social security taxable wage base during the 35 year period ending with the year the employee attains social security retirement age. Early retirement, with reduced monthly benefits, is available at age 55 after 15 years of service. The Pension Plan provides for 100% vesting after 5 years of service, and provides for a death benefit to a vested participant's surviving spouse. The costs of benefits under the Retirement Plan, which are borne by First Bancorp and/or its subsidiaries, are computed actuarially and defrayed by earnings from the Retirement Plan's investments. The compensation covered by the Pension Plan includes total earnings before reduction for contributions to a cash or deferred profit-sharing plan (such as the 401(k) plan described above) and amounts used to pay group health insurance premiums and includes bonuses (such as amounts paid under the incentive compensation plan). Compensation for the purposes of the Pension Plan may not exceed statutory limits; such limit was $170,000 in 2001 and 2000 and $160,000 in 1999.

         The Company's contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes. The contributions are invested to provide for benefits under the Retirement Plan. At December 31, 2001, the Retirement Plan's assets were invested in Company common stock (7%), equity mutual funds (69%), and fixed income mutual funds (24%).

       The following table reconciles the beginning and ending balances of the Pension Plan's benefit obligation, as computed by the Company's independent actuarial consultants:

(In thousands)                                2001          2000         1999
                                              ----          ----         ----

Benefit obligation at beginning of year     $ 4,704        3,879        4,052
Service cost                                    357          260          282
Interest cost                                   375          324          277
Actuarial loss (gain)                           709          392         (609)
Benefits paid                                   (63)        (151)        (123)
                                            -------        -----        -----
Benefit obligation at end of year           $ 6,082        4,704        3,879
                                            =======        =====        =====

         The following table reconciles the beginning and ending balances of the Pension Plan's assets:

(In thousands)                           2001           2000          1999
                                         ----           ----          ----

Plan assets at beginning of year       $ 4,005         4,479         3,582
Actual return on plan assets               (49)         (323)          804
Employer contributions                   1,000            --           216
Benefits paid                              (63)         (151)         (123)
                                       -------         -----         -----
Plan assets at end of year             $ 4,893         4,005         4,479
                                       =======         =====         =====

       The following table presents information regarding the funded status of the Pension Plan, the amounts not recognized in the consolidated balance sheets, and the amounts recognized in the consolidated balance sheets:

(In thousands)                             2001         2000
                                           ----         ----

Funded status                            $(1,189)       (699)
Unrecognized net actuarial loss            1,405         260
Unrecognized prior service cost              439         544
Unrecognized transition obligation            53          55
                                         -------        ----
Prepaid pension cost                     $   708         160
                                         =======        ====

         Net pension cost for the Pension Plan included the following components for the years ended December 31, 2001, 2000 and 1999:

(In thousands)                                       2001       2000      1999
                                                     ----       ----      ----

Service cost - benefits earned during the period    $ 357        260       282
Interest cost on projected benefit obligation         375        324       277
Expected return on plan assets                       (387)      (417)     (340)
Net amortization and deferral                         107        105       111
                                                    -----       ----      ----
     Net periodic pension cost                      $ 452        272       330
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

       The following table reconciles the beginning and ending balances of the SERP Plan's benefit obligation, as computed by the Company's independent actuarial consultants:

(In thousands)                                  2001         2000        1999
                                                ----         ----        ----

Benefit obligation at beginning of year       $   765         508         442
Service cost                                       52          25          30
Interest cost                                      67          52          33
Actuarial loss                                    190         196          19
Benefits paid                                      (4)        (16)        (16)
                                              -------        ----        ----
Benefit obligation at end of year             $ 1,070         765         508
                                              =======        ====        ====


         The following table presents information regarding the funded status of the SERP Plan, the amounts not recognized in the consolidated balance sheets, and the amounts recognized in the consolidated balance sheets:

(In thousands)                                            2001         2000
                                                          ----         ----

Funded status                                           $(1,070)       (765)
Unrecognized net actuarial loss                             302         122
Unrecognized prior service cost                             217         253
Adjustment for minimum liability                             28        (118)
                                                        -------        ----
Accrued pension cost                                    $  (523)       (508)
                                                        =======        ====



         Net pension cost for the SERP Plan included the following components for the years ended December 31, 2001, 2000 and 1999:

(In thousands)                                      2001      2000      1999
                                                    ----      ----      ----

Service cost - benefits earned during the period    $ 52        25        30
Interest cost on projected benefit obligation         67        52        33
Net amortization and deferral                         48        39        37
                                                    ----      ----      ----
     Net periodic pension cost                      $167       116       100
                                                    ====      ====      ====


         The following assumptions were used in determining the actuarial information for the Retirement Plan and the SERP Plan for the years ended December 31, 2001, 2000 and 1999:


                                                            2001                    2000                   1999
                                                   --------------------     -------------------    --------------------
                                                   Retirement     SERP      Retirement    SERP     Retirement     SERP
                                                      Plan        Plan         Plan       Plan        Plan        Plan
                                                   ----------     ----      ----------    ----     ----------     ----
Discount rate used to determine net periodic
   pension cost                                       7.75%       7.75%       7.75%       7.75%       6.50%       6.50%
Discount rate used to calculate end of year
   liability disclosures                              7.25%       7.25%       7.75%       7.75%       7.75%       7.75%
Expected long-term rate of return on assets           9.50%         n/a       9.50%        n/a        9.50%        n/a
Rate of compensation increase                         5.00%       5.00%       5.00%       5.00%       5.00%       5.00%


         Included in intangible assets at December 31, 2001 and 2000 is $253,000 and $138,000, respectively, that has been recognized in connection with the accrual of the additional minimum liability for the SERP Plan.

         Split Dollar Life Insurance Plan. Effective January 1, 1993, the Company adopted a Split Dollar Life Insurance Plan (the "Split Dollar Plan") whereby individual whole life insurance is made available to certain senior management executives designated and approved by the Board of Directors. Coverages for each executive are approximately $100,000. The Company pays the premiums under this plan and maintains a collateral interest in each participant's policy equal to the sum of premiums paid. If a policy is terminated or becomes payable because of the death of a participant, the premiums paid by the Company are recovered before any payment is made to the participant or the participant's beneficiary. In addition, the Company will recover its investment in the policy before transfer of the policy to the participant. Upon the death of a participant, the participant's designated beneficiary will receive a death benefit equal to the amount of coverage under his or her policy that is in excess of the amount of cumulative premiums paid by the Company. The amounts of insurance premiums paid by the Company in 2001, 2000 and 1999 under the Split-Dollar Plan on behalf of all executive officers as a group were $29,000, $26,000 and $24,000, respectively.

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

         The defined contribution plan and the ESOP became inactive during 2000 as a result of the Company's acquisition of First Savings and have been terminated. Total expenses recorded in the accompanying Consolidated Statements of Income for the years presented are as follows. Such amounts are in addition to benefit plan expenses noted earlier in this note.

                                                     2001       2000       1999
                                                     ----       ----       ----
         First Savings Defined Contribution Plan    $  --        163       143
         First Savings ESOP                            --         --       133

Note 11.  Commitments And Contingencies

         See Note 9 with respect to future obligations under noncancelable operating leases.

         In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements. As of December 31, 2001, the Company had outstanding loan commitments of $154,194,000, of which $128,198,000 were at variable rates and $25,996,000 were at fixed rates. Included in outstanding loan commitments were unfunded commitments of $76,395,000 on revolving credit plans, of which $69,068,000 were at variable rates and $7,327,000 were at fixed rates. Additionally, standby letters of credit of approximately $1,746,000 and $2,836,000 were outstanding at December 31, 2001 and 2000, respectively. The Company's exposure to credit loss for the aforementioned commitments in the event of nonperformance by the party to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. However, management believes that these commitments represent no more than the normal lending risk that the Company commits to its borrowers. If these commitments are drawn, the Company plans to obtain collateral if it is deemed necessary based on management's credit evaluation of the counter-party. The types of collateral held varies but may include accounts receivable, inventory and commercial or residential real estate. Management expects any draws under existing commitments to be funded through normal operations.

         The Bank grants primarily commercial and installment loans to customers throughout its market area, which consists of Anson, Cabarrus, Chatham, Davidson, Guilford, Harnett, Lee, Montgomery, Moore, Randolph, Richmond, Robeson, Rowan, Scotland and Stanly Counties in North Carolina and Wythe County in Virginia. The real estate loan portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolios can be affected by local economic conditions.

         The Company is not involved in any legal proceedings which, in management's opinion, could have a material effect on the consolidated financial position of the Company.

Note 12.  Fair Value Of Financial Instruments

         Fair value estimates as of December 31, 2001 and 2000 and limitations thereon are set forth below for the Company's financial instruments. Please see
Note 1 for a discussion of fair value methods and assumptions, as well as fair value information for off-balance sheet financial instruments.


                                                 December 31, 2001                    December 31, 2001
                                           -----------------------------        -----------------------------
                                           Carrying           Estimated         Carrying           Estimated
                                            Amount           Fair Value          Amount           Fair Value
                                           --------          ----------         --------          ----------
(In thousands)
Cash and due from banks,
   noninterest-bearing                   $   34,019            34,019            20,940             20,940
Due from banks, interest-bearing             41,552            41,552             1,769              1,769
Federal funds sold                           11,244            11,244             7,730              7,730
Securities available for sale                96,469            96,469            69,597             69,597
Securities held to maturity                  16,338            16,746            47,924             47,661
Presold mortgages in process
   of settlement                             10,713            10,713             1,036              1,036
Loans, net of allowance                     880,922           892,241           738,196            730,987
Accrued interest receivable                   5,880             5,880             6,342              6,342

Deposits                                  1,000,281         1,004,264           770,379            771,171
Borrowings                                   15,000            15,557            26,200             26,367
Accrued interest payable                      3,480             3,480             4,254              4,254


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

         At December 31, 2001, there were 26,400 additional shares available for grant under the Option Plan. The per share weighted-average fair value of options granted during 2001, 2000, and 1999 was $6.87, $4.50, and $4.28, respectively on the date(s) of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                     2001             2000             1999
                                     ----             ----             ----
Expected dividend yield               3.80%            4.67%            3.96%
Risk-free interest rate               5.09%            6.15%            5.49%
Expected life                       8 years          8 years          7.25 years
Expected volatility                  35.00%           34.00%           25.00%

         The Company assumed three stock option plans in connection with its merger acquisition of First Savings. The three plans included two nonqualified plans for directors and an incentive plan for employees. In connection with the assumption of these three plans, 391,584 options (after adjusting for the exchange ratio) for shares of stock previously granted by First Savings were assumed. All unvested options of First Savings that were outstanding on September 14, 2000 became immediately vested as a result of change-in-control provisions contained in the plans that were triggered by the merger. The Company also assumed a stock option plan in connection with its merger acquisition of Century. A total of 18,656 options (after adjusting for the exchange ratio) for shares of stock previously granted by Century were assumed and became immediately vested as a result of change-in-control provisions contained in the plan that were triggered by the merger. No additional option grants will be made under the provisions of the assumed plans. Instead, all option grants subsequent to the merger dates are made from the Company's Option Plan.

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


(In thousands except per share data)                2001          2000            1999
                                                    ----          ----            ----
Net income:            As reported             $    13,616        9,342          11,854
                       Pro forma                    13,343        8,721          11,548

Earnings per share:    Basic - As reported            1.51         1.05            1.32
                       Basic - Pro forma              1.48         0.98            1.29

                       Diluted - As reported          1.47         1.03            1.27
                       Diluted - Pro forma            1.44         0.96            1.23

       The following table sets forth a summary of the activity of the Company's outstanding options, including the options related to First Savings, since December 31, 1998:

                                                                               Options Exercisable
                                                Options Outstanding               at Year End
                                               ------------------------     ------------------------
                                                              Weighted-                    Weighted-
                                                               Average                      Average
                                               Number of      Exercise      Number of      Exercise
                                                Shares          Price        Shares          Price
                                                ------          -----        ------          -----
          Balance at December 31, 1998          917,340       $    8.84      729,059       $    8.53

             Granted                            171,744           16.73
             Exercised                         (171,995)           7.93
             Forfeited                             (600)          18.50
             Expired                               (150)          18.50

          Balance at December 31, 1999          916,339           10.77      693,183            9.43

             Granted                             25,000           15.30
             Exercised                         (241,244)           7.99
             Forfeited                           (1,200)          13.44
             Expired                                 --              --

          Balance at December 31, 2000          698,895           11.50      688,895           11.45

             Granted                            140,750           23.05
             Assumed in corporate
                   acquisition                   18,656           15.33
             Exercised                         (145,777)           9.52
             Forfeited                               --              --
             Expired                                 --              --
          Balance at December 31, 2001          712,524       $   14.28      587,774       $   12.58
                                                =======       =========      =======       =========



The following table summarizes information about the stock options outstanding at December 31, 2001:


                                          Options Outstanding                    Options Exercisable
                             ---------------------------------------------    --------------------------
                                               Weighted-         Weighted-                     Weighted-
                                Number          Average          Average         Number        Average
 Range of                    Outstanding       Remaining         Exercise     Exercisable      Exercise
Exercise Prices              at 12/31/01    Contractual Life      Price       at 12/31/01       Price
---------------              -----------    ----------------      -----       -----------       -----
 $6.66 to $8.99                266,195            2.3          $    7.75        266,195      $    7.75
  $9 to $11.99                  57,900            4.7              11.40         57,900          11.40
 $12 to $14.99                  10,000            8.7              14.63          2,000          14.63
 $15 to $17.99                 197,179            7.3              16.49        197,179          16.49
 $18 to $20.99                  27,000            5.9              19.10         27,000          19.10
   $21 to $24                  154,250            9.3              22.96         37,500          23.28
                               -------            ---          ---------        -------      ---------
                               712,524            5.6          $   14.28        587,774      $   12.58
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

         The primary source of funds for the payment of dividends by First Bancorp is dividends received from its subsidiary, First Bank. The Bank, as a

North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2001, the Bank had undivided profits of approximately $51,727,000 which were available for the payment of dividends. As of December 31, 2001, approximately $62,339,000 of the Company's investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.

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

         In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines applicable to banks for classification as "well capitalized," which are presented with the minimum ratios, the Company's ratios and the Bank's ratios as of December 31, 2001 and 2000 in the following table. Based on the most recent notification from its regulators, the Bank is well capitalized under the framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

                                                                                               To Be Well Capitalized
                                                                      For Capital              Under Prompt Corrective
                                              Actual               Adequacy Purposes              Action Provisions
                                     -----------------------     ---------------------       ---------------------------
($ in thousands)                       Amount       Ratio          Amount       Ratio        Amount            Ratio
----------------                       ------       -----          ------       -----        ------            -----
                                                                (must equal or exceed)        (must equal or exceed)
As of December 31, 2001
         Total Capital Ratio
             Company                  $100,949      11.99%         67,372      8.00%             N/A              N/A
             Bank                       98,967      11.77%         67,289      8.00%          84,111            10.00%
         Tier I Capital Ratio
             Company                    91,561      10.99%         33,311      4.00%             N/A              N/A
              Bank                      89,579      10.77%         33,269      4.00%          49,904             6.00%
         Leverage Ratio
             Company                    91,561       8.44%         43,371      4.00%             N/A              N/A
             Bank                       89,579       8.27%         43,327      4.00%          54,158             5.00%

As of December 31, 2000
         Total Capital Ratio
             Company                  $113,691      16.40%         55,470      8.00%             N/A             N/A
             Bank                      111,332      16.08%         55,384      8.00%          69,230            10.00%
         Tier I Capital Ratio
             Company                   105,798      15.43%         27,419      4.00%             N/A              N/A
              Bank                     103,439      15.11%         27,376      4.00%          41,064             6.00%
         Leverage Ratio
             Company                   105,798      11.60%         36,472      4.00%             N/A              N/A
             Bank                      103,439      11.36%         36,432      4.00%          45,540             5.00%



         The average reserve balance maintained under the requirements of the Federal Reserve was approximately $14,358,000 for the year ended December 31, 2001.

Note 15.  Supplementary Income Statement Information

         Components of other operating expenses exceeding 1% of total income for any of the years ended December 31, 2001, 2000 and 1999 are as follows:

        (In thousands)                     2001       2000       1999
                                           ----       ----       ----

        Stationery and supplies         $  1,279      1,174       893



Note 16.  Condensed Parent Company Information

     Condensed financial data for First Bancorp (parent company only) follows:


CONDENSED BALANCE SHEETS                                        As of December 31,
------------------------                                     ------------------------
(In thousands)                                                2001             2000
                                                              ----             ----
Assets
------
Cash on deposit with bank subsidiary                        $  2,504           2,861

Investment in wholly-owned subsidiaries, at equity           116,243         109,791

Land                                                               7               7

Other assets                                                       9              49
                                                            --------         -------
         Total assets                                       $118,763         112,708
                                                            ========         =======

Liabilities and shareholders' equity
------------------------------------
Other liabilities                                           $  2,037           2,024

Shareholders' equity                                         116,726         110,684
                                                            --------         -------
         Total liabilities and shareholders' equity         $118,763         112,708
                                                            ========         =======


CONDENSED STATEMENTS OF INCOME                                                 Year Ended December 31,
(In thousands)                                                        ------------------------------------------
                                                                         2001            2000             1999

Dividends from wholly-owned subsidiaries                              $ 16,300           9,025            2,175
Undistributed earnings of wholly-owned subsidiaries                         --           1,387           10,017
Dividends received from wholly-owned subsidiaries in excess of
   earnings                                                             (2,280)
Merger expenses incurred by parent company                                  --            (810)              --
All other income and expenses, net                                        (404)           (260)            (338)
                                                                      --------          ------          -------
          Net income                                                  $ 13,616           9,342           11,854
                                                                      ========          ======          =======


CONDENSED STATEMENTS OF CASH FLOWS                                             Year Ended December 31,
(In thousands)                                                        ------------------------------------------
                                                                         2001            2000             1999
Operating Activities:
     Net income                                                       $ 13,616           9,342           11,854
     Equity in undistributed earnings of subsidiaries                    2,280          (1,387)         (10,017)
     Decrease (increase) in other assets                                    40             804             (320)
     Decrease in other liabilities                                         (48)             (6)             (67)
                                                                      --------          ------          -------
          Total - operating activities                                  15,888           8,753            1,450
                                                                      --------          ------          -------
Investing Activities:
     Net cash paid in acquisition of Century                           (12,447)             --               --
     Purchases of securities available for sale                             --              --           (2,413)
     Sales of securities available for sale                                 --             711           12,452
                                                                      --------          ------          -------
          Total - investing activities                                 (12,447)            711           10,039
                                                                      --------          ------          -------
Financing Activities
      Advance from subsidiary                                           13,304              --               --
      Payment of cash dividends                                         (7,929)         (6,318)          (5,624)
      Proceeds from issuance of common stock                             1,295             752              835
      Purchases and retirement of common stock                         (10,468)         (2,884)          (7,509)
                                                                      --------          ------          -------
          Total - financing activities                                  (3,798)         (8,450)         (12,298)
                                                                      --------          ------          -------
Net increase (decrease) in cash and cash equivalents                      (357)          1,014             (809)
Cash and cash equivalents, beginning of year                             2,861           1,847            2,656
                                                                      --------          ------          -------
Cash and cash equivalents, end of year                                $  2,504           2,861            1,847
                                                                      ========          ======          =======
Supplemental Disclosures of Cash Flow Information:
Non-cash transactions:
       Repayment of cash advance from subsidiary
              with non-cash assets                                    $ 13,304              --               --

                          Independent Auditors' Report




     The Board of Directors
     First Bancorp

              We have audited the accompanying consolidated balance sheets of First Bancorp and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                        /s/ KPMG LLP
                                                        ------------


Raleigh, North Carolina
January 18, 2002

Part II.  Other Information

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         During the two years ended December 31, 2001, and any subsequent interim periods, there were no changes in accountants and/or disagreements on any matters of accounting principles or practices or financial statement disclosures.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)           1.       Financial Statements - See Item 8 and the Cross Reference
                       Index on page 2 for information concerning the Company's consolidated financial statements and report of independent auditors.

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

3.b                    Copy of the Bylaws of the Registrant.

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

10.b First Bank Salary and Incentive Plan, as amended, was filed as Exhibit 10(m) to the Registrant's Registration Statement Number 33-12692, and is incorporated herein by reference. (*)

10.c Indemnification Agreement between the Company and its Directors and Officers was filed as Exhibit 10(t) to the Registrant's Registration Statement Number 33-12692, and is incorporated herein by reference.

10.d                   First Bancorp Senior Management Supplemental Executive
                       Retirement Plan. (*)

10.e First Bancorp Senior Management Split-Dollar Life Insurance Agreements between the Company and the Executive Officers. (*)

10.f                   First Bancorp 1994 Stock Option Plan. (*)

10.g                   Employment Agreement between the Company and James H.
                       Garner dated August 17, 1998 was filed as Exhibit 10(l) to the Company's Annual Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference. (*)

10.h                   Employment Agreement between the Company and Anna G.
                       Hollers dated August 17, 1998 was filed as Exhibit 10(m) to the Company's Annual Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference. (*)

10.i                   Employment Agreement between the Company and Teresa C.
                       Nixon dated August 17, 1998 was filed as Exhibit 10(n) to the Company's Annual Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference. (*)

10.j                   Employment Agreement between the Company and Eric P.
                       Credle dated August 17, 1998 was filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is incorporated herein by reference. (*)

10.k                   Employment Agreement between the Company and David G.
                       Grigg dated August 17, 1998 was filed as Exhibit 10.r to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference. (*)

10.l Purchase and Assumption Agreement with Bank of Davie, dated August 22, 2000 was filed as Exhibit 10.u to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and is incorporated herein by reference.

10.m Purchase and Assumption Agreement with First Union National Bank, dated September 13, 2000 was filed as
                       Exhibit 10.v to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and is incorporated herein by reference.

10.n                   Employment Agreement between the Company and John F.
                       Burns dated September 14, 2000 was filed as Exhibit 10.w to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and is incorporated herein by reference. (*)

10.o                   Definitive Merger Agreement with Century Bancorp, Inc.
                       dated October 19, 2000 was filed on Form 8-K on October 20, 2000 and is incorporated herein by reference.

10.p Employment Agreement between the Company James G. Hudson, Jr. dated May 17, 2001. (*)

21                     List of Subsidiaries of Registrant.

23.a                   Consent of Independent Auditors of Registrant, KPMG LLP

(b) There were no reports filed on Form 8-K during the quarter ended December 31, 2001

(c)                    Exhibits - see (a)(3) above

(d)                    No financial statement schedules are filed herewith.

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Troy, and State of North Carolina, on the 12th day of March, 2002.

                                  First Bancorp
                                  -------------

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

                               Executive Officers
                               ------------------

                               /s/ James H. Garner
                               -------------------
                                 James H. Garner
                President, Chief Executive Officer and Treasurer

   /s/ Anna G. Hollers                            /s/ Eric P. Credle
   -------------------                            ------------------
   Anna G. Hollers                                Eric P. Credle
   Executive Vice President                       Senior Vice President
   Secretary                                      Chief Financial Officer
   March 12, 2002                                 (Principal Accounting Officer)
                                                  March 12, 2002

                               Board of Directors
                               ------------------

   /s/ Jesse S. Capel                             /s/ William E. Samuels
    -----------------                             ----------------------
   Jesse S. Capel                                 William E. Samuels
   Chairman of the Board                          Vice-Chairman of the Board
   Director                                       Director
   March 12, 2002                                 March 12, 2002

   /s/ Jack D. Briggs                             /s/ Thomas F. Phillips
   ------------------                             ----------------------
   Jack D. Briggs                                 Thomas F. Phillips
   Director                                       Director
   March 12, 2002                                 March 12, 2002

   /s/ H. David Bruton                            /s/ Edward T. Taws
   -------------------                            ------------------
   H. David Bruton                                Edward T. Taws
   Director                                       Director
   March 12, 2002                                 March 12, 2002

   /s/ David L. Burns                             /s/ Frederick H. Taylor
   ------------------                             -----------------------
   David L. Burns                                 Frederick H. Taylor
   Director                                       Director
   March 12, 2002                                 March 12, 2002

   /s/ John F. Burns                              /s/ Virginia C. Thomasson
   -----------------                              -------------------------
   John F. Burns                                  Virginia C. Thomasson
   Director                                       Director
   March 12, 2002                                 March 12, 2002

   /s/ Felton J. Capel                            /s/ Goldie H. Wallace
    ------------------                            ---------------------
   Felton J. Capel                                Goldie H. Wallace
   Director                                       Director
   March 12, 2002                                 March 12, 2002

   /s/ James H. Garner                            /s/ A. Jordan Washburn
    ------------------                            ----------------------
   James H. Garner                                A. Jordan Washburn
   Director                                       Director
   March 12, 2002                                 March 12, 2002

   /s/ Frank G. Hardister                         /s/ Dennis A. Wicker
    ---------------------                         --------------------
   Frank G. Hardister                             Dennis A. Wicker
   Director                                       Director
   March 12, 2002                                 March 12, 2002

   /s/ James G. Hudson                            /s/ John C. Willis
   -------------------                            ------------------
   James G. Hudson                                John C. Willis
   Director                                       Director
   March 12, 2002                                 March 12, 2002

   /s/ George R. Perkins
   ---------------------
   George R. Perkins
   Director
   March 12, 2002

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

        3.b      Copy of the Bylaws of the Registrant                   88-107

        4        Form of common Stock Certificate                            *

        10.a     Data processing Agreement by and between Bank of
                 Montgomery (First Bank) and Montgomery Data Services,
                 Inc.                                                        *

        10.b     First Bank Salary and Incentive Plan, as amended            *

        10.c     Indemnification Agreement between the Company and its
                 Directors and Officers                                      *

        10.d     First Bancorp Senior Management Supplemental
                 Executive Retirement Plan                             108-130

        10.e     First Bancorp Senior Management Split-Dollar Life
                 Insurance Agreements between the Company and the
                 Executive Officers                                    131-135

        10.f     First Bancorp 1994 Stock Option Plan                  136-146

        10.g     Employment Agreement between the Company and James H.
                 Garner                                                      *

        10.h     Employment Agreement between the Company and Anna G.
                 Hollers                                                     *

        10.i     Employment Agreement between the Company and Teresa
                 C. Nixon                                                    *

        10.j     Employment Agreement between the Company and Eric P.
                 Credle                                                      *

        10.k     Employment Agreement between the Company and David G.
                 Grigg                                                       *

        10.l     Purchase and Assumption Agreement with Bank of Davie        *

        10.m     Purchase and Assumption Agreement with First Union
                 National Bank                                               *

        10.n     Employment Agreement between the Company and John F.
                 Burns                                                       *

        10.o     Definitive Merger Agreement with Century Bancorp,
                 Inc.                                                        *

        10.p     Employment Agreement between the Company and James G.
                 Hudson, Jr.                                           147-153

        21       List of Subsidiaries of Registrant                        154

        23.a     Consent of Independent Auditors                           155

        * Incorporated herein by reference.