Form 10-Q
period 2002-03-31
FIRST BANCORP /NC/
filed 2002-05-15
CIK 811589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             -----------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 2002


                         Commission File Number 0-15572


                                  FIRST BANCORP
             (Exact Name of Registrant as Specified in its Charter)


       North Carolina                                          56-1421916
------------------------------                            ----------------------
State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                            Identification Number)


341 North Main Street, Troy, North Carolina                          27371-0508
-------------------------------------------                          ----------
 (Address of Principal Executive Offices)                            (Zip Code)

(Registrant's telephone number, including area code)              (910) 576-6171
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

                                  [X] YES   [ ] NO


     As of April 30, 2002, 9,167,697 shares of the registrant's Common Stock, no par value, were outstanding. The registrant had no other classes of securities outstanding.

--------------------------------------------------------------------------------

                                      INDEX
                         FIRST BANCORP AND SUBSIDIARIES


                                                                            Page

Part I.  Financial Information

Item 1 - Financial Statements

   Consolidated Balance Sheets -
   March 31, 2002 and 2001
   (With Comparative Amounts at December 31, 2001)                           3

   Consolidated Statements Of Income -
   For the Periods Ended March 31, 2002 and 2001                             4

   Consolidated Statements Of Comprehensive Income -
   For the Periods Ended March 31, 2002 and 2001                             5

   Consolidated Statements Of Shareholders' Equity -
   For the Periods Ended March 31, 2002 and 2001                             6

   Consolidated Statements Of Cash Flows -
   For the Periods Ended March 31, 2002 and 2001                             7


Notes To Consolidated Financial Statements                                   8

 Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition                  12

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk        20


 Part II.  Other Information

 Item 5 - Other Information                                                 23

 Item 6 - Exhibits and Reports on Form 8-K                                  23

 Signatures                                                                 25

Part I.  Financial Information
Item 1 - Financial Statements


                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets


                                                            March 31,       December 31,       March 31,
($ in thousands-unaudited)                                    2002              2001              2001
--------------------------                                    ----              ----              ----

ASSETS
Cash & due from banks, noninterest-bearing                $    22,688        $   34,019            24,944
Due from banks, interest-bearing                               25,468            41,552            69,464
Federal funds sold                                             20,439            11,244            17,674
                                                          -----------         ---------         ---------
     Total cash and cash equivalents                           68,595            86,815           112,082
                                                          -----------         ---------         ---------

Securities available for sale (costs of $90,494,
     $95,445, and $93,031)                                     90,528            96,469            94,168

Securities held to maturity (fair values of $16,644,
      $16,746, and $16,768)                                    16,324            16,338            16,273

Presold mortgages in process of settlement                      4,102            10,713             3,738

Loans                                                         924,107           890,310           770,749
   Less:  Allowance for loan losses                            (9,729)           (9,388)           (8,386)
                                                          -----------         ---------         ---------
   Net loans                                                  914,378           880,922           762,363
                                                          -----------         ---------         ---------

Premises and equipment                                         19,932            18,518            16,106
Accrued interest receivable                                     5,920             5,880             6,232
Intangible assets                                              24,104            24,488            18,910
Other                                                           5,663             4,548             3,206
                                                          -----------         ---------         ---------
        Total assets                                      $ 1,149,546         1,144,691         1,033,078
                                                          ===========         =========         =========

LIABILITIES
Deposits: Demand - nonintere                              $   101,331            96,065            89,538
          Savings, NOW, and money market                      362,777           353,439           295,800
          Time deposits of $100,000 or more                   183,939           189,948           160,677
          Other time deposits                                 355,352           360,829           341,798
                                                          -----------         ---------         ---------
               Total deposits                               1,003,399         1,000,281           887,813
Borrowings                                                     15,000            15,000            26,200
Accrued interest payable                                        2,703             3,480             4,322
Other liabilities                                              10,407             9,204             3,941
                                                          -----------         ---------         ---------
     Total liabilities                                      1,031,509         1,027,965           922,276
                                                          -----------         ---------         ---------

SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Issued and outstanding: 9,167,697,
         9,112,542, and 8,755,161 shares                       50,459            50,134            48,476
Retained earnings                                              67,658            65,915            61,578
Accumulated other comprehensive income (loss)                     (80)              677               748
                                                          -----------         ---------         ---------
     Total shareholders' equity                               118,037           116,726           110,802
                                                          -----------         ---------         ---------
          Total liabilities and shareholders' equity      $ 1,149,546         1,144,691         1,033,078
                                                          ===========         =========         =========



See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income

                                                                      Three Months Ended
                                                                           March 31,
                                                                   -------------------------
($ in thousands, except share data-unaudited)                      2002                 2001
---------------------------------------------                      ----                 ----

INTEREST INCOME
Interest and fees on loans                                      $    16,204            16,422
Interest on investment securities:
     Taxable interest income                                          1,405             1,599
     Tax-exempt interest income                                         197               206
Other, principally overnight investments                                288               197
                                                                -----------            ------
     Total interest income                                           18,094            18,424
                                                                -----------            ------

INTEREST EXPENSE
Savings, NOW and money market                                           921             1,555
Time deposits of $100,000 or more                                     1,916             2,370
Other time deposits                                                   3,714             4,656
Borrowings                                                              250               524
                                                                -----------            ------
     Total interest expense                                           6,801             9,105
                                                                -----------            ------

Net interest income                                                  11,293             9,319
Provision for loan losses                                               440               220
                                                                -----------            ------
Net interest income after provision
   for loan losses                                                   10,853             9,099
                                                                -----------            ------

NONINTEREST INCOME
Service charges on deposit accounts                                   1,595               908
Other service charges, commissions and fees                             636               526
Fees from presold mortgages                                             446               138
Commissions from sales of insurance and financial products              265               206
Data processing fees                                                     56                47
Securities gains                                                         20                --
Other gains (losses)                                                    (21)               37
                                                                -----------            ------
     Total noninterest income                                         2,997             1,862
                                                                -----------            ------

NONINTEREST EXPENSES
Salaries                                                              3,693             2,791
Employee benefits                                                       920               614
                                                                -----------            ------
   Total personnel expense                                            4,613             3,405
Net occupancy expense                                                   505               402
Equipment related expenses                                              483               373
Intangibles amortization                                                364               182
Other operating expenses                                              2,133             1,703
                                                                -----------            ------
     Total noninterest expenses                                       8,098             6,065
                                                                -----------            ------

Income before income taxes                                            5,752             4,896
Income taxes                                                          1,992             1,672
                                                                -----------            ------

NET INCOME                                                      $     3,760             3,224
                                                                ===========             =====


Earnings per share:
     Basic                                                      $      0.41              0.37
     Diluted                                                           0.40              0.36

Weighted average common shares outstanding:
     Basic                                                        9,149,693         8,774,877
     Diluted                                                      9,338,366         8,987,252



See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income




                                                           Three Months Ended
                                                               March 31,
                                                          -------------------
($ in thousands-unaudited)                                2002           2001
--------------------------                                ----           ----

Net income                                              $ 3,760         3,224
                                                        -------         -----
Other comprehensive income (loss):
   Unrealized gains (losses) on securities
     available for sale:
     Unrealized holding gains (losses) arising
        during the period, pretax                        (1,055)          754
           Tax benefit (expense)                            411          (262)
     Reclassification to realized gains                     (20)           --
           Tax expense                                        8            --
   Adjustment to minimum pension liability:
     Additional pension charge related to unfunded
       pension liability                                   (165)           --
     Tax benefit                                             64            --
                                                        -------         -----
Other comprehensive income (loss)                          (757)          492
                                                        -------         -----

Comprehensive income                                    $ 3,003         3,716
                                                        =======         =====


See notes to consolidated financial statements.


                         First Bancorp and Subsidiaries
                 Consolidated Statements of Shareholders' Equity



                                                                                            Accumulated
                                                     Common Stock                              Other        Share-
                                                 ------------------           Retained     Comprehensive    holders'
(In thousands, except per share - unaudited)     Shares        Amount         Earnings     Income (Loss)    Equity
--------------------------------------------     ------        ------         --------     -------------    ------


Balances, January 1, 2001                         8,827       $ 50,148         60,280            256        110,684


Net income                                                                      3,224                         3,224
Cash dividends declared ($0.22 per share)                                      (1,926)                       (1,926)
Common stock issued under
     stock option plan                               23             68                                           68
Purchases and retirement of common
     stock                                          (95)        (1,740)                                     (1,740)
Other comprehensive income                                                                       492            492

                                                  -----       --------         ------            ---        -------
Balances, March 31, 2001                          8,755       $ 48,476         61,578            748        110,802
                                                  =====       ========         ======            ===        =======


Balances, January 1, 2002                         9,113       $ 50,134         65,915            677        116,726


Net income                                                                      3,760                         3,760
Cash dividends declared ($0.22 per share)                                      (2,017)                       (2,017)
Common stock issued under
     stock option plan                               84            551                                          551
Common stock issued into
     dividend reinvestment plan                      13            289                                          289
Purchases and retirement of common
     stock                                          (42)          (897)                                        (897)
Tax benefit realized from exercise of
     nonqualified stock options                                    382                                          382
Other comprehensive loss                                                                        (757)          (757)
                                                  -----       --------         ------            ---        -------

Balances, March 31, 2002                          9,168       $ 50,459         67,658            (80)       118,037
                                                  =====       ========         ======            ===        =======




See notes to consolidated financial statements.


                                                    First Bancorp and Subsidiaries
                                                 Consolidated Statements of Cash Flows



                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                         ---------------------
($ in thousands-unaudited)                                                               2002             2001
--------------------------                                                               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                              $  3,760          3,224
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                               440            220
     Net security premium amortization                                                        73             22
     Loss (gain) on disposal of other real estate                                             21            (37)
     Gain on sale of securities available for sale                                           (20)            --
     Loan fees and costs deferred, net of amortization                                        59            (41)
     Depreciation of premises and equipment                                                  420            321
     Tax benefit realized from exercise of nonqualified stock options                        382             --
     Amortization of intangible assets                                                       364            182
     Deferred income tax benefit                                                            (444)           (82)
     Decrease (increase) in accrued interest receivable                                      (40)           110
     Decrease (increase) in other assets                                                   6,547         (2,701)
     Decrease in accrued interest payable                                                   (777)          (176)
     Increase in other liabilities                                                         1,394            297
                                                                                        --------        -------
          Net cash provided by operating activities                                       12,179          1,339
                                                                                        --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale                                           (4,901)            --
     Purchases of securities held to maturity                                                 (1)            (1)
     Proceeds from maturities/issuer calls of securities available for sale                9,764          6,667
     Proceeds from maturities/issuer calls of securities held to maturity                     16          1,148
     Proceeds from sales of securities available for sale                                     34             --
     Net increase in loans                                                               (34,304)        (8,072)
     Purchases of premises and equipment                                                  (2,062)          (870)
     Net cash received in purchase of branches                                                --         70,201
                                                                                        --------        -------
          Net cash provided (used) by investing activities                               (31,454)        69,073
                                                                                        --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                              3,118         14,847
     Cash dividends paid                                                                  (2,006)        (1,944)
     Proceeds from issuance of common stock                                                  840             68
     Purchases and retirement of common stock                                               (897)        (1,740)
                                                                                        --------        -------
          Net cash provided by financing activities                                        1,055         11,231
                                                                                        --------        -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (18,220)        81,643
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            86,815         30,439
                                                                                        --------        -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 68,595        112,082
                                                                                        ========        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                           $  7,578          9,037
     Income taxes                                                                             41            703
Non-cash transactions:
     Transfer of securities from held to maturity to available for sale - fair value          --         31,220
     Unrealized gain (loss) on securities available for sale, net of taxes                  (644)           492
     Foreclosed loans transferred to other real estate                                       349            121
     Premises and equipment transferred to other real estate                                 228            425


See notes to consolidated financial statements.

                         First Bancorp And Subsidiaries
                   Notes To Consolidated Financial Statements


(unaudited)       For the Periods Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------
Note 1 - Basis of Presentation
     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of March 31, 2002 and 2001 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 2002 and 2001. Reference is made to the 2001 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Newly Adopted Accounting Policies
      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company adopted this statement July 1, 2001. Statement 142 requires that all goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that identifiable intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Certain provisions of Statement 142 relating to business combinations consummated after June 30, 2001 were adopted by the Company on July 1, 2001. The remaining provisions were adopted on January 1, 2002. In connection with Statement 142's transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. The Company completed this assessment during the first quarter of 2002 and determined that there was no goodwill impairment. See Note 7 for additional disclosures related to Statement No. 142.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance of differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 also supersedes Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement was adopted by the Company on January 1, 2002 and did not have a material impact on the Company's financial statements.

Note 3 - Reclassifications
     Certain amounts reported in the period ended March 31, 2001 have been reclassified to conform with the presentation for March 31, 2002. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 - Earnings Per Share
     Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share includes the potentially dilutive effects of the Company's stock option plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                       For the Three Months Ended March 31,
                                     ------------------------------------------------------------------------------
                                                    2002                                   2001
                                     ------------------------------------     -------------------------------------
                                     Income         Shares                    Income       Shares
($ in thousands except per           (Numer-       (Denom-      Per Share     (Numer-     (Denom-          Per Share
    share amounts)                    ator)        inator)        Amount       ator)       inator)           Amount
    --------------                   -------       -------      ---------     -------     --------         --------

Basic EPS
  Net income                       $   3,760      9,149,693      $   0.41   $   3,224      8,774,877       $   0.37
                                                                 ========                                  ========
Effect of Dilutive Securities             --        188,673                        --        212,375
                                   ---------      ---------                 ---------      ---------
Diluted EPS                        $   3,760      9,338,366      $   0.40   $   3,224      8,987,252       $   0.36
                                   =========      =========      ========   =========      =========       ========



Note 5 - Asset Quality Information
     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:


                                                          March 31,   December 31,  March 31,
           ($ in thousands)                                 2002         2001         2001
           ----------------                                 ----         ----         ----

           Nonperforming loans:
              Nonaccrual loans                           $    3,343      3,808       3,598
              Restructured loans                                 79         83         231
                                                         ----------      -----       -----
           Total nonperforming loans                          3,422      3,891       3,829
           Other real estate                                  1,800      1,253       1,324
                                                         ----------      -----       -----

           Total nonperforming assets                    $    5,222      5,144       5,153
                                                         ==========      =====       =====

           Nonperforming loans to total loans                 0.37%      0.44%       0.50%
           Nonperforming assets as a percentage of
              loans and other real estate                     0.56%      0.58%       0.67%
           Nonperforming assets to total assets               0.45%      0.45%       0.50%
           Allowance for loan losses to total loans           1.05%      1.05%       1.09%


--------------------------------------------------------------------------------

Note 6 - Deferred Loan Fees
     Loans are shown on the Consolidated Balance Sheets net of net deferred loan fees of approximately $717,000, $658,000, and $670,000 at March 31, 2002,
December 31, 2001, and March 31, 2001, respectively.

Note 7 - Goodwill and Other Intangible Assets
     The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of March 31, 2002 and December 31, 2001 and the carrying amount of unamortized intangible assets as of March 31, 2002, and December 31, 2001:

                                               March 31, 2002                  December 31, 2001
                                               --------------                  -----------------
                                     Gross Carrying     Accumulated      Gross Carrying     Accumulated
(Dollars in thousands)                   Amount         Amortization         Amount        Amortization
----------------------                   ------         ------------         ------        ------------

Amortized intangible assets:
   Customer lists                       $   243              11                 243               7
   Core deposit premium related to
      whole-bank acquisition                335             250                 335             246
   Branch acquisitions                   20,196           2,235              20,180           1,879
                                        -------           -----              ------           -----
        Total                           $20,774           2,496              20,758           2,132
                                        =======           =====              ======           =====
Unamortized intangible assets:
   Goodwill                             $ 5,609                               5,609
                                        =======                              ======
   Pension                              $   217                                 253
                                        =======                              ======


     Amortization expense totaled $364,000 and $182,000 for the three months ended March 31, 2002 and 2001, respectively.

     The following table presents the estimated amortization expense for each of the five fiscal years ending December 31, 2006 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

                                                         Estimated Amortization
                       (Dollars in thousands)                    Expense
                       ----------------------            ----------------------
                                2002                          $      1,456
                                2003                                 1,454
                                2004                                 1,453
                                2005                                 1,448
                                2006                                 1,371
                             Thereafter                             11,460
                                                              ------------
                                  Total                       $     18,642
                                                              ============

     The following tables present the adjusted effect on net income and on basic and diluted earnings per share excluding the amortization of goodwill for the three months ended March 31, 2002 and 2001 and for the years ended December 31, 2001, 2000 and 1999:

                                           For the Three Months Ended March 31,
                                           ------------------------------------
(Dollars in thousands, except
earnings per share amounts)                        2002             2001
---------------------------                        ----             ----
Reported net income                              $ 3,760           3,224
Add back:  Goodwill amortization                      --              93
                                                 -------           -----
     Adjusted net income                         $ 3,760           3,317
                                                 =======           =====

Basic earnings per share:
     As reported                                 $  0.41            0.37
     Goodwill amortization                            --            0.01
                                                 -------           -----
        Adjusted basic earnings per share        $  0.41            0.38
                                                 =======            ====

Diluted earnings per share:
     As reported                                 $  0.40            0.36
     Goodwill amortization                            --            0.01
                                                 -------           -----
        Adjusted diluted earnings per share      $  0.40            0.37
                                                 =======           =====



                                                  For the Years Ended December 31,
                                                  --------------------------------
(Dollars in thousands, except
earnings per share amounts)                         2001          2000        1999
---------------------------                         ----          ----        ----
Reported net income                              $  13,616       9,342       11,854
Add back:  Goodwill amortization                       511         373          373
                                                 ---------       -----       ------
     Adjusted net income                         $  14,127       9,715       12,227
                                                 =========        ====         ====

Basic earnings per share:
     As reported                                 $    1.51        1.05         1.32
     Goodwill amortization                            0.05        0.04         0.04
                                                 ---------       -----       ------
        Adjusted basic earnings per share        $    1.56        1.09         1.36
                                                 =========        ====         ====

Diluted earnings per share:
     As reported                                 $    1.47        1.03         1.27
     Goodwill amortization                            0.05        0.04         0.04
                                                 ---------       -----       ------
        Adjusted diluted earnings per share      $    1.52        1.07         1.31
                                                 =========        ====         ====


Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition


RESULTS OF OPERATIONS

OVERVIEW

     Net income for the three months ended March 31, 2002 was $3,760,000, a 16.6% increase from the $3,224,000 recorded in the first quarter of 2001. The net income recorded in the first quarter of 2002 amounted to diluted earnings of $0.40 per share, compared to $0.36 per share for the first quarter of 2001, an increase of 11.1%. Nonrecurring income/expense was insignificant for each of the three month periods. Effective January 1, 2002, in accordance with new accounting pronouncements, the Company discontinued the amortization of certain of its intangible assets, which effectively increased earnings by $147,000, or
1.6 cents per share, over what would have otherwise been recorded under previous accounting standards.

     The increase in earnings for 2002 from 2001 was primarily a result of higher net interest income and noninterest income, the effects of which were partially offset by an increase in the provision for loan losses and higher noninterest expenses. A significant increase in average loans and deposits resulting primarily from acquisition activity was the primary factor in the increase in net interest income, noninterest income and noninterest expenses. A higher level of internally generated loan growth in 2002 resulted in a higher provision for loan losses than in 2001.

     The Company's annualized return on average assets for the first quarter of 2002 was 1.34% compared to 1.41% for the first quarter of 2001. The Company's return on average equity for the first quarter of 2002 was 12.83% compared to 11.73% for the first quarter of 2001.

COMPONENTS OF EARNINGS

     Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended March 31, 2002 amounted to $11,293,000, an increase of $1,974,000, or 21.2%, from the $9,319,000 recorded in the first quarter of 2001. There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and 2) the Company's net interest margin.

     For the three months ended March 31, 2002, growth in loans and deposits was the primary reason for the increase in net interest income, as the Company's net interest margin was nearly the same for the first quarter of 2002 as it was for the first quarter of 2001.

     The following tables present average balances and average rates earned/paid by the Company for the first quarter of 2002 compared to the first quarter of 2001.


                                                               For the Three Months Ended March 31,
                                                               ------------------------------------
                                                        2002                                         2001
                                                        ----                                         ----
                                                                     Interest                                 Interest
                                            Average      Average      Earned         Average     Average       Earned
($ in thousands)                            Volume         Rate       or Paid         Volume      Rate         or Paid
----------------                            ------         ----       -------         ------      ----         -------
Assets
Loans (1)                                 $  903,283       7.28%   $   16,204      $  752,557      8.85%   $   16,422
Taxable securities                            93,239       6.11%        1,405          96,843      6.70%        1,599
Non-taxable securities (2)                    16,130       8.50%          338          16,547      8.55%          349
Short-term investments,
   principally federal funds                  50,053       2.33%          288          16,008      4.99%          197
                                          ----------               ----------      ----------              ----------
Total interest-earning assets              1,062,705       6.96%       18,235         881,955      8.54%       18,567
                                                                   ----------                              ----------
Liabilities
Savings, NOW and money
  market deposits                         $  354,349       1.05%          921      $  248,688      2.54%        1,555
Time deposits >$100,000                      186,657       4.16%        1,916         146,233      6.57%        2,370
Other time deposits                          357,328       4.22%        3,714         309,970      6.09%        4,656
                                          ----------               ----------      ----------              ----------
     Total interest-bearing deposits         898,334       2.96%        6,551         704,891      4.94%        8,581
Borrowings                                    15,000       6.76%          250          32,933      6.45%          524
                                          ----------               ----------      ----------              ----------
Total interest-bearing liabilities           913,334       3.02%        6,801         737,824      5.00%        9,105
                                                                   ----------                              ----------
Non-interest-bearing deposits                 96,902                                   68,571
Net yield on interest-earning
  assets and  net interest income                          4.36%   $   11,434                      4.35%   $    9,462
                                                                   ==========                              ==========
Interest rate spread                                       3.94%                                   3.54%

Average prime rate                                         4.75%                                   8.64%

--------------------------------------------------------------------------------

(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2) Includes tax-equivalent adjustments of $141,000 and $143,000 in 2002 and 2001 respectively, to reflect the federal and state benefit of the tax-exempt securities, reduced by the related nondeductible portion of interest expense.

     Average loans outstanding for the first quarter of 2002 were $903.3 million, which was 20.0% higher than the average loans outstanding for the first quarter of 2001 ($752.6 million). Average deposits outstanding for the first quarter of 2002 were $995.2 million, which was 28.7% higher than the average amount of deposits outstanding in the first quarter of 2001 ($773.5 million). See additional discussion regarding the nature of the growth in loans and deposits in the section entitled "Financial Condition" below. The effect of these higher amounts of average loans and deposits was to increase net interest income in 2002.

     The net interest margin (tax equivalent net interest income divided by average earning assets) for the first quarter of 2002 was 4.36%, a 1 basis point increase from the 4.35% net interest margin realized in the first quarter of 2001, and a 24 basis point increase from the 4.12% net interest margin realized in the fourth quarter of 2001. The increase in the 2002 net interest margin compared to the fourth quarter of 2001 represented the first quarter-to-quarter increase in the net interest margin since the fourth quarter of 2000. In 2001, as the Federal Reserve decreased key interest rates, the Company's assets that were subject to repricing, mostly loans, repriced downward faster and by a greater amount than the Company's liabilities that were subject to repricing - mostly deposits. This resulted in a narrowing of the Company's net interest margin. The increase in the Company's net interest margin in 2002 was due primarily to a stable interest rate environment in which, for the first time in five quarters, there were no decreases in interest rates initiated by the Federal Reserve. This allowed a significant portion of the Company's time deposits that were originated during periods of higher interest rates and matured during the quarter to reprice at lower levels. A majority of the Company's rate sensitive, interest-earning assets repriced lower immediately upon the rate cuts by the Federal Reserve in 2001, and thus did not experience further rate reductions in 2002.

     The Company recorded a $440,000 provision for loan losses during the first quarter of 2002, double that of the $220,000 recorded in the first quarter of 2001. The primary factor resulting in the increase in the provision was higher internal loan growth experienced in the first quarter of 2002 compared to the first quarter of 2001 - $33.8 million in net growth in 2002 compared to $7.9 million in 2001 (excluding loans assumed in acquisitions for which an allowance had already been established). The level of nonperforming assets and other asset quality indicators for the first quarter of 2002 were consistent with those of the first quarter of 2001.

     Noninterest income for the first quarter of 2002 amounted to $2,997,000, a 61.0% increase over the $1,862,000 recorded in the first quarter of 2001. Within noninterest income, services charges on deposit accounts experienced the largest increase in the first quarter of 2002 compared to 2001, amounting to $1,595,000, a 75.7% increase over the $908,000 recorded in the same quarter of 2001. This significant increase is primarily attributable to two factors - 1) the Company's acquisition of four branches on March 26, 2001 and one branch in December 2001 - the branches purchased had a high level of transaction accounts (non-time deposits), $83.4 million in total, which afforded the Company the opportunity to earn deposit service charges, and 2) the introduction of a product in August 2001 that charges a fee for allowing customers to overdraw their deposit account.

     Also contributing to the increase in noninterest income was "other service charges, commissions, and fees," which experienced a 20.9% increase, rising from $526,000 in the first quarter of 2001 to $636,000 in the first quarter of 2002. This category of noninterest income includes items such as safety deposit box rentals, check cashing fees, credit card and merchant income, and ATM surcharges. This category of income grew primarily because of increases in these activity-related fee services as a result of overall growth in the Company's total customer base, including growth achieved from acquisitions.

     Fees from presold mortgages increased 223%, from $138,000 in the first quarter of 2001 to $446,000 in the first quarter of 2002. This increase was primarily attributable to two factors - 1) a higher level of mortgage loan refinancings caused by the lower interest rate environment, and 2) the decision by the Company to sell a higher percentage of single family home loan originations into the secondary market as opposed to holding them in the Company's loan portfolio. This strategy was implemented in an effort to shift the Company's loan portfolio to having a higher percentage of commercial loans, which are generally shorter term in nature and have higher interest rates.

     Commissions from sales of insurance and financial products amounted to $265,000 in 2001, a 28.6% increase from the $206,000 recorded in the first quarter of 2001. This line item includes commissions the Company receives from three sources - 1) sales of credit insurance associated with new loans ($167,000 in 2002 compared to $152,000 in 2001), 2) commissions from the sales of investment, annuity, and long-term care insurance products ($58,000 in 2002 compared to $54,000 in 2001), and 3) commissions from the sale of property and casualty insurance ($40,000 in 2002 compared to $0 in 2001). Commissions from the sale of property and casualty insurance began to be realized upon the May 2001 completion of the purchase of two insurance companies that specialized in such insurance.


     Noninterest expenses for the three months ended March 31, 2002 increased 33.5% to $8,098,000 from $6,065,000 in the first quarter of 2001. The increase in noninterest expenses occurred in all categories and is associated with the overall growth of the Company in terms of branch network, employees and customer base. The Company operated 46 branches for most of the first quarter of 2002 with average assets of $1.14 billion compared to 39 branches for the majority of the first quarter of 2001 with average assets of $925 million. In addition to the typical cash expenses associated with the growth, the Company also recorded a total of $364,000 in non-cash amortization expense in the first quarter of 2002, double that of the $182,000 recorded in the first quarter of 2001. This increase was as a result of the $21.2 million in acquisition-related intangible assets recorded in 2001. See Notes 2 and 7 to the financial statements above for additional discussion regarding the accounting for intangible assets.

     The provision for income taxes was $1,992,000 in the first quarter of 2002 compared to $1,672,000 in the first quarter of 2001. The effective tax rates for each period were virtually the same - 34.6% for the first quarter of 2002 compared to 34.2% for the first quarter of 2001.

FINANCIAL CONDITION

     The Company's financial condition was materially impacted by several acquisitions completed during 2001. The Company acquired four branches from First Union National Bank on March 26, 2001 with $103 million in deposits and $17 million in loans, the effects of which are reflected on the balance sheet as of March 31, 2001, but impacted income and expense for only five days during the first quarter of 2001. In May 2001, the Company acquired Century Bancorp, a one branch savings institution with $72 million in deposits and $90 million in loans. In December, the Company acquired another branch from First Union with $30 million in deposits and $9 million in loans. The May and December acquisitions significantly increased the amounts of loans and deposits of the Company when comparing March 31, 2002, to March 31, 2001.

     The following table presents information regarding the nature of the Company's growth since March 31, 2001


                                    Balance at                                       Balance at       Total      Percentage growth,
                                    beginning         Internal       Growth from       end of       percentage       excluding
                                    of period          Growth        Acquisitions      period         growth       acquisitions
                                    ---------          ------        ------------      ------         ------       ------------
                                                                             (in thousands)
      April 1, 2001 to
      March 31, 2002
------------------------------
Loans                               $  770,749          53,925           99,433         924,107        19.9%           7.0%
                                    ==========          ======           ======         =======        ====            ===

Deposits - Noninterest bearing      $   89,538           6,656            5,137         101,331        13.2%           7.4%
Deposits - Savings, NOW, and
     Money Market                      295,800          28,811           38,166         362,777        22.6%           9.7%
Deposits - Time>$100,000               160,677           3,429           19,833         183,939        14.5%           2.1%
Deposits - Time<$100,000               341,798         (25,359)          38,913         355,352         4.0%          (7.4%)
                                    ----------          ------          -------       ---------        ----            ---
   Total deposits                   $  887,813          13,537          102,049       1,003,399        13.0%           1.5%
                                    ==========          ======          =======       =========        ====            ===


      January 1, 2002 to
        March 31, 2002
------------------------------
Loans                               $  890,310          33,797               --         924,107         3.8%           3.8%
                                    ==========           =====          =======       =========         ===            ===

Deposits - Noninterest bearing      $   96,065           5,266               --         101,331         5.5%           5.5%
Deposits - Savings, NOW, and
     Money Market                      353,439           9,338               --         362,777         2.6%           2.6%
Deposits - Time>$100,000               189,948          (6,009)              --         183,939        (3.2%)         (3.2%)
Deposits - Time<$100,000               360,829          (5,477)              --         355,352        (1.5%)         (1.5%)
                                    ----------          ------          -------       ---------        ----            ---
   Total deposits                   $1,000,281           3,118               --       1,003,399         0.3%           0.3%
                                    ==========          ======          =======       =========         ===            ===




     As can be seen in the first table, most of the Company's growth in loans and deposits over the past 12 months has been a result of acquisitions with internal loan growth comprising 7.0% of the total increase of 19.9% and internal deposit growth making up 1.5% of the total growth of 13.0%.

      As can be seen in the second table, the Company experienced strong internal loan growth (15.2% annualized) in the first quarter of 2002, while deposit growth was virtually flat. Although total deposit growth was only 0.3% for the quarter, the Company's noninterest bearing deposits experienced growth of 5.5% and savings, NOW, and money market accounts experienced growth of 2.6%, the effects of which were mostly offset by decreases in time deposits.

     The Company's total assets were $1.15 billion at March 31, 2002, an increase of $116.4 million, or 11.3%, from the $1.03 billion at March 31, 2001. The primary reason for the increase in total assets were the May 2001 acquisition of Century and the December branch purchase, which added approximately $124 million in total assets.


NONPERFORMING ASSETS

     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. For each of the periods presented, the Company had no loans past due 90 or more days and still accruing interest. Nonperforming assets are summarized as follows:

                                                          March 31,    December 31,    March 31,
           ($ in thousands)                                 2002           2001           2001
           ----------------                                 ----           ----           ----

           Nonperforming loans:
              Nonaccrual loans                          $    3,343         3,808          3,598
              Restructured loans                                79            83            231
                                                        ----------         -----          -----
           Total nonperforming loans                         3,422         3,891          3,829
           Other real estate                                 1,800         1,253          1,324
                                                        ----------         -----          -----

           Total nonperforming assets                   $    5,222         5,144          5,153
                                                        ==========         =====          =====

           Nonperforming loans to total loans                0.37%          0.44%          0.50%
           Nonperforming assets as a percentage of
              loans and other real estate                    0.56%          0.58%          0.67%
           Nonperforming assets to total assets              0.45%          0.45%          0.50%
           Allowance for loan losses to total loans          1.05%          1.05%          1.09%


     Management has reviewed the collateral for the nonperforming assets, including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

     The level of nonaccrual loans has not varied materially among the periods presented, amounting to $3.3 million at March 31, 2002, compared to $3.8 million at December 31, 2001 and $3.6 million at March 31, 2001. The Company continues to have one large credit that was on nonaccrual basis as of each of the three dates presented. The nonaccrual balance of this credit amounted to $1.8 million, $1.9 million, and $2.4 million as of March 31, 2002, December 31, 2001, and March 31, 2001, respectively. The borrower of this credit has liquidity problems. The loans related to this borrower are collateralized by real estate, the value of which the Company believes exceeds the outstanding loan balance. The borrower has been actively selling the real estate to pay down the loan balance. The level of restructured loans did not vary materially among the periods presented.

     At March 31, 2002, December 31, 2001, and March 31, 2001, the recorded investment in loans considered to be impaired was $2,077,000, $2,482,000, and $2,907,000, respectively, all of which were on nonaccrual status. The majority of the impaired loans for each of the three periods presented is the same credit noted above that is on nonaccrual status. At March 31, 2002, December 31, 2001, and March 31, 2001, the related allowance for loan losses for these impaired loans was $25,000 (related to one loan with a balance of $171,000, with the remainder of impaired loans having no valuation allowance), $100,000 (related to two loans with a total balance of $271,000, with the remainder of the impaired loans have no valuation allowance), and $436,000 (all impaired loans at March 31, 2001 had a valuation allowance), respectively. The average recorded investments in impaired loans during the three month period ended March 31, 2002, the year ended December 31, 2001, and the three months ended March 31, 2001 were approximately $2,280,000, $2,450,000, and $1,600,000, respectively.
For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

     As of March 31, 2002, December 31, 2001 and March 31, 2001, the Company's other real estate owned amounted to $1,800,000, $1,253,000, and $1,324,000, respectively, which consisted principally of several parcels of real estate. The increase in the level of other real estate owned at March 31, 2002 is attributable to two foreclosures of real estate totaling $336,000 and the transfer of property with a value of $180,000 from premises and equipment to other real estate due to a decision to delay the construction of a bank branch at the location indefinitely. The Company's management has reviewed recent appraisals of its other real estate and believes that their fair values, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

SUMMARY OF LOAN LOSS EXPERIENCE

     The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. The recoveries realized during the period are credited to this allowance. The Company has identified the accounting for the allowance for loan losses and the related provision for loan losses as an accounting policy critical to the Company's financial statements. See "CRITICAL ACCOUNTING POLICIES" below for additional discussion.

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

      The Company recorded a $440,000 provision for loan losses during the first quarter of 2002, double that of the $220,000 recorded in the first quarter of 2001. The primary factor resulting in the increase in the provision was higher internal loan growth experienced in the first quarter of 2002 compared to the first quarter of 2001 - $33.8 million in net growth in 2002 compared to $7.9 million in 2001 (excluding loans assumed in acquisitions for which an allowance had already been established). The level of nonperforming assets and other asset quality indicators for the first quarter of 2002 were consistent with those of the first quarter of 2001.

     At March 31, 2002, the allowance for loan losses amounted to $9,729,000, compared to $9,388,000 at December 31, 2001 and $8,386,000 at March 31, 2001.
The allowance for loan losses was 1.05%, 1.05% and 1.09% of total loans as of March 31, 2002, December 31, 2001, and March 31, 2001, respectively. The slight decrease in the allowance percentage since March 31, 2001 is primarily related to the effects of the May 2001 Century acquisition, the recorded allowance of which amounted to 0.67% of total loans, as a result of Century's relatively low risk loan portfolio comprised almost exclusively of loans secured by single family residences.

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

     For the periods indicated, the following table summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance for loan losses arising from charge-offs and recoveries, and additions to the allowance for loan losses that have been charged to expense and additions that were recorded related to acquisitions.


                                                                 Three Months           Year           Three Months
                                                                     Ended              Ended              Ended
                                                                   March 31,        December 31,         March 31,
     ($ in thousands)                                                2002               2001               2001
     ----------------                                                ----               ----               ----

Loans outstanding at end of period                                 $ 924,107          890,310        $ 770,749
                                                                   =========          =======        =========
Average amount of loans outstanding                                $ 903,283          831,817        $ 752,557
                                                                   =========          =======        =========

Allowance for loan losses, at
  beginning of period                                              $   9,388            7,893        $   7,893

       Total charge-offs                                                (128)            (912)             (98)
       Total recoveries                                                   29              131               36
                                                                   ---------            -----        ---------
            Net charge-offs                                              (99)            (781)             (62)
                                                                   ---------            -----        ---------

Additions to the allowance charged to expense                            440            1,151              220
                                                                   ---------            -----        ---------
Addition related to loans assumed in acquisitions                         --            1,125              335
                                                                   ---------            -----        ---------

Allowance for loan losses, at end of period                        $   9,729            9,388        $   8,386
                                                                   =========            =====        =========

Ratios:
   Net charge-offs (annualized) as a percent of average loans           0.04%            0.09%            0.03%
   Allowance for loan losses as a
     percent of  loans at end of period                                 1.05%            1.05%            1.09%



     Based on the results of the aforementioned loan analysis and grading program and management's evaluation of the allowance for loan losses at March 31, 2002, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2001.

LIQUIDITY

     The Company's liquidity is determined by its ability to convert assets to cash or acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. The Company's primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments. The Company's securities portfolio is comprised almost entirely of readily marketable securities, which could also be sold to provide cash.

     In addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources - 1) an approximately $171 million line of credit with the Federal Home Loan Bank

(of which $15 million has been drawn), 2) a $35 million overnight federal funds line of credit with a correspondent bank, and 3) an approximately $38 million line of credit through the Federal Reserve Bank of Richmond's discount window.

     The Company's liquidity declined slightly during the first quarter of 2002 as a result of loan growth of $33.8 million outpacing deposit growth of $3.1 million. This resulted in the Company's loan to deposit ratio increasing from 89.0% at December 31, 2001 to 92.1% at March 31, 2002, and the level of the Company's liquid assets (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) as a percentage of deposits and borrowings decreasing from 20.7% at December 31, 2001 to 17.6% at March 31, 2002.

     The amount and timing of the Company's contractual obligations and commercial commitments has not changed materially since December 31, 2001, detail of which is presented on pages 34 and 35 of the Company's 2001 Form 10-K.

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

     At March 31, 2002, the Company's capital ratios exceeded the regulatory minimum ratios discussed above with a Tier 1 capital ratio to Tier 1 risk adjusted ratio of 10.99%, a total capital to total risk adjusted asset ratio of

11.99%, and a leverage ratio of 8.42%. All of the Company's regulatory risk based ratios are within two basis points of what they were at December 31, 2001.

     The  Company's  bank   subsidiary  is  also  subject  to  similar   capital
requirements as those discussed above. At March 31, 2002, the Company's bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

  SHARE REPURCHASES

     The Company's share repurchase program announced on October 20, 2000 in connection with the execution of the merger agreement to purchase Century Bancorp, Inc. was completed during the first quarter of 2002 with the repurchase of 5,000 shares at a weighted average cost of $21.05. In connection with this program, a total of 586,000 shares of stock were repurchased at an average cost of $21.37. As previously disclosed, the Company's board of directors has authorized the repurchase of an additional 150,000 shares. The Company repurchased 37,000 shares under this authorization during the first quarter of 2002 at an average cost of $21.65. In total during the first quarter of 2002, approximately 42,000 shares of stock were repurchased at an average cost of $21.58.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

     Net interest income is the Company's most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, the Company's level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities. It is the Company's policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. The Company's exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of "shock" interest rates. Over the years, the Company has been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years the Company's net interest margin has ranged from a low of 4.23% (realized in 2001) to a high of 4.88% (realized in 1997). During that five year period the prime rate of interest has ranged from a low of 4.75% to a high of 9.50%. As discussed above under the heading "Components of Earnings," the Company experienced downward pressure in 2001 on its net interest margin, primarily as a result of the significant decreases in the interest rate environment. In the first quarter of 2002, the Company's net interest margin increased to its highest level since the fourth quarter of 2000, primarily as a result of the stable interest rate environment, when for the first time in five quarters, there were no decreases in rates initiated by the Federal Reserve. This allowed a significant portion of the Company's time deposits that were originated during periods of higher interest rates and matured during the quarter to reprice at lower levels. A majority of the Company's rate sensitive interest-earning assets repriced lower immediately upon the rate cuts by the Federal Reserve in 2001, and thus did not experience further rate reductions in 2002.

     Using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are included in the period of their expected call), at March 31, 2002 the Company had $373.2 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at March 31, 2002 subject to interest rate changes within one year are deposits totaling $362.8 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

     Thus, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates (In fact, as discussed above under the heading "Components of Earnings," a declining interest rate environment during 2001 negatively impacted (at least temporarily) the Company's net interest margin). Generally, when rates change, the Company's interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while the Company's interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. The net effect is that in the twelve month horizon, as rates change, the impact of having a higher level of interest-sensitive liabilities is substantially negated by the later and typically lower proportionate change these liabilities experience compared to interest sensitive assets.

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

                     Expected Maturities of Market Sensitive
                       Instruments Held at March 31, 2002
                     ---------------------------------------
                                                                                                         Average     Estimated
                                                                                                         Interest       Fair
($ in thousands)             1 Year      2 Years    3 Years    4 Years    5 Years    Beyond     Total    Rate (1)      Value
----------------             ------      -------    -------    -------    -------    ------     -----    --------      -----

Due from banks,
   interest bearing         $  25,468         --         --         --         --         --       25,468     1.65%    $  25,468
Federal funds sold             20,439         --         --         --         --         --       20,439     1.65%       20,439
Debt securities- at
   amortized cost (1) (2)      33,534     17,535     19,080      6,925      5,550     17,219       99,843     6.37%      100,433
Loans - fixed (3) (4)          91,472     87,847    109,423     48,309    116,337     60,563      513,951     7.84%      519,944
Loans - adjustable (3) (4)    148,327     56,227     57,101     53,715     44,538     46,905      406,813     6.01%      406,813
                            ---------    -------    -------    -------    -------    -------    ---------     ----    ----------
  Total                     $ 319,240    161,609    185,604    108,949    166,425    124,687    1,066,514     6.74%   $1,073,097
                            =========    =======    =======    =======    =======    =======    =========     ====    ==========

Savings, NOW, and
   money market
   deposits                 $ 362,777         --         --         --         --         --       362,777     1.03%   $ 362,777
Time deposits                 480,403     37,830      9,715      6,030      5,167        146       539,291     3.84%     542,975
Borrowings (2)                  5,000      5,000      5,000         --         --         --        15,000     6.73%      15,414
                            ---------    -------    -------    -------    -------    -------    ---------      ----    ---------
  Total                     $ 848,180     42,830     14,715      6,030      5,167        146       917,068     2.78%   $ 921,166
                            =========     ======     ======      =====      =====    =======       =======     ====    =========



(1) Tax-exempt securities are reflected at a tax-equivalent basis using a 35% tax rate.
(2) Callable securities and borrowings with above market interest rates at March 31, 2002 are assumed to mature at their call date for purposes of this table. Mortgage-backed securities are assumed to mature in the period of their expected repayment based on estimated prepayment speeds.
(3)  Excludes nonaccrual loans and allowance for loan losses.
(4) Single-family mortgage loans are assumed to mature in the period of their expected repayment based on estimated prepayment speeds. All other loans are shown in the period of their contractual maturity.

     The Company's fixed rate assets and liabilites each have estimated fair values that are slightly higher than their carrying value. This is due to the yields on these portfolios being higher than market yields at March 31, 2002 for instruments with maturities similar to the remaining term of the portfolios, due to the declining interest rate environment.

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

      While management uses the best information available to make evaluations, future adjustments may be necessary if economic, operational, or other conditions change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on the examiners' judgment about information available to them at the time of their examinations. For further discussion, see "SUMMARY OF LOAN LOSS EXPERIENCE" above.



CURRENT ACCOUNTING MATTERS

     See Notes 2 and 7 to the Consolidated Financial Statements above.

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

3.b. Copy of the Bylaws of the Registrant was filed as Exhibit 3.b to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference.

4 Form of Common Stock Certificate was filed as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

21 List of Subsidiaries of Registrant was filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference.

(b) There were no reports filed on Form 8-K during the quarter ended March 31, 2002.


Copies Of Exhibits Are Available Upon Written Request To: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                FIRST BANCORP


                    May 13, 2002                BY: /s/ James H. Garner
                                                    ----------------------------
                                                      James H. Garner
                                                          President
                                                (Principal Executive Officer),
                                                   Treasurer and Director


                    May 13, 2002                BY: /s/ Anna G. Hollers
                                                    ----------------------------
                                                      Anna G. Hollers
                                                  Executive Vice President
                                                        and Secretary


                    May 13, 2002                BY: /s/ Eric P. Credle
                                                    ----------------------------
                                                      Eric P. Credle
                                                    Senior Vice President
                                                and Chief Financial Officer