Form 10-Q
period 2002-06-30
FIRST BANCORP /NC/
filed 2002-08-14
CIK 811589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 2002


                         Commission File Number 0-15572


                                  FIRST BANCORP
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


              North Carolina                               56-1421916
----------------------------------------      ----------------------------------
       (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                Identification Number)


   341 North Main Street, Troy, North Carolina                27371-0508
------------------------------------------------     ---------------------------
    (Address of Principal Executive Offices)                  (Zip Code)

 (Registrant's telephone number, including area code)       (910)   576-6171
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

                                [ X ] YES [ ] NO


     As of July 31, 2002, 9,144,493 shares of the registrant's Common Stock, no par value, were outstanding. The registrant had no other classes of securities outstanding.

--------------------------------------------------------------------------------

                                      INDEX
                         FIRST BANCORP AND SUBSIDIARIES


                                                                            Page

Part I.  Financial Information

Item 1 - Financial Statements

   Consolidated Balance Sheets -
   June 30, 2002 and 2001
   (With Comparative Amounts at December 31, 2001)                           3

   Consolidated Statements of Income -
   For the Periods Ended June 30, 2002 and 2001                              4

   Consolidated Statements of Comprehensive Income -
   For the Periods Ended June 30, 2002 and 2001                              5

   Consolidated Statements of Shareholders' Equity -
   For the Periods Ended June 30, 2002 and 2001                              6

   Consolidated Statements of Cash Flows -
   For the Periods Ended June 30, 2002 and 2001                              7


Notes To Consolidated Financial Statements                                   8

 Item 2 - Management's Discussion and Analysis of Consolidated
           Results of Operations and Financial Condition                    13

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk        24


 Part II.  Other Information

 Item 4 - Submission of Matters to a Vote of Shareholders                   26

 Item 5 - Other Information                                                 26

 Item 6 - Exhibits and Reports on Form 8-K                                  27

 Signatures                                                                 28

Part I.  Financial Information
Item 1 - Financial Statements



                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets


                                                                            June 30,          December 31,           June 30,
($ in thousands-unaudited)                                                    2002                2001                 2001
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash & due from banks, noninterest-bearing                             $      19,685              34,019                25,702
Due from banks, interest-bearing                                              49,067              41,552                 8,190
Federal funds sold                                                            16,653              11,244                14,834
                                                                       -------------           ---------             ---------
     Total cash and cash equivalents                                          85,405              86,815                48,726
                                                                       -------------           ---------             ---------

Securities available for sale (costs of $84,811,
     $95,445, and $111,932)                                                   86,060              96,469               112,667

Securities held to maturity (fair values of $14,807,
      $16,746, and $16,899)                                                   14,129              16,338                16,356

Presold mortgages in process of settlement                                     3,099              10,713                 4,410

Loans                                                                        969,409             890,310               869,713
   Less:  Allowance for loan losses                                          (10,179)             (9,388)              (9,118)
                                                                       -------------           ---------             ---------
   Net loans                                                                 959,230             880,922               860,149
                                                                       -------------           ---------             ---------

Premises and equipment                                                        20,568              18,518                17,291
Accrued interest receivable                                                    5,980               5,880                 6,764
Intangible assets                                                             23,739              24,488                22,069
Other                                                                          4,367               4,548                 4,966
                                                                       -------------           ---------             ---------
        Total assets                                                   $   1,202,577           1,144,691             1,093,844
                                                                       =============           =========             =========

LIABILITIES
Deposits: Demand - noninterest-bearing                                 $     103,436              96,065                92,431
          Savings, NOW, and money market                                     367,336             353,439               314,961
          Time deposits of $100,000 or more                                  181,811             189,948               178,470
          Other time deposits                                                349,560             360,829               364,312
                                                                       -------------           ---------             ---------
               Total deposits                                              1,002,143           1,000,281               950,174
Borrowings                                                                    70,000              15,000                15,000
Accrued interest payable                                                       2,444               3,480                 4,032
Other liabilities                                                              8,890               9,204                 7,649
                                                                       -------------           ---------             ---------
     Total liabilities                                                     1,083,477           1,027,965               976,855
                                                                       -------------           ---------             ---------

SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Issued and outstanding:  9,120,235,
         9,112,542, and 9,221,639 shares                                      48,860              50,134                53,688
Retained earnings                                                             69,582              65,915                62,815
Accumulated other comprehensive income                                           658                 677                   486
                                                                       -------------           ---------             ---------
     Total shareholders' equity                                              119,100             116,726               116,989
                                                                       -------------           ---------             ---------
          Total liabilities and shareholders' equity                   $   1,202,577           1,144,691             1,093,844
                                                                       =============           =========             =========


See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income

                                                                    Three Months Ended                 Six Months Ended
                                                                          June 30,                          June 30,
                                                              --------------------------------  -------------------------------
($ in thousands, except share data-unaudited)                      2002             2001            2002             2001
-------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
Interest and fees on loans                                    $    16,666           17,079           32,870          33,501
Interest on investment securities:
     Taxable interest income                                        1,336            1,689            2,741           3,288
     Tax-exempt interest income                                       186              201              383             407
Other, principally overnight investments                              188              732              476             929
                                                              -----------        ---------       ---------        ---------
     Total interest income                                         18,376           19,701           36,470          38,125
                                                              -----------        ---------       ---------        ---------

INTEREST EXPENSE
Savings, NOW and money market                                         971            1,424            1,892           2,979
Time deposits of $100,000 or more                                   1,714            2,624            3,630           4,994
Other time deposits                                                 3,151            5,169            6,865           9,825
Borrowings                                                            210              331              460             855
                                                              -----------        ---------       ---------        ---------
     Total interest expense                                         6,046            9,548           12,847          18,653
                                                              -----------        ---------       ---------        ---------

Net interest income                                                12,330           10,153           23,623          19,472
Provision for loan losses                                             775              308            1,215             528
                                                              -----------        ---------       ---------        ---------
Net interest income after provision
   for loan losses                                                 11,555            9,845           22,408          18,944
                                                              -----------        ---------       ---------        ---------

NONINTEREST INCOME
Service charges on deposit accounts                                 1,691            1,292            3,286           2,200
Other service charges, commissions and fees                           574              514            1,210           1,040
Fees from presold mortgages                                           334              286              780             424
Commissions from sales of insurance and financial products            178              140              443             346
Data processing fees                                                  100               49              156              96
Securities gains                                                        7               --               27              --
Other gains (losses)                                                   17                2               (4)             39
                                                              -----------        ---------       ---------        ---------
     Total noninterest income                                       2,901            2,283            5,898           4,145
                                                              -----------        ---------       ---------        ---------

NONINTEREST EXPENSES
Salaries                                                            3,614            3,080            7,307           5,871
Employee benefits                                                     932              685            1,852           1,299
                                                              -----------        ---------       ---------        ---------
   Total personnel expense                                          4,546            3,765            9,159           7,170
Net occupancy expense                                                 523              437            1,028             839
Equipment related expenses                                            508              388              991             761
Intangibles amortization                                              364              425              728             607
Other operating expenses                                            2,478            2,068            4,611           3,771
                                                              -----------        ---------       ---------        ---------
     Total noninterest expenses                                     8,419            7,083           16,517          13,148
                                                              -----------        ---------       ---------        ---------

Income before income taxes                                          6,037            5,045           11,789           9,941
Income taxes                                                        2,107            1,778            4,099           3,450
                                                              -----------        ---------       ---------        ---------

NET INCOME                                                    $     3,930            3,267            7,690           6,491
                                                              ===========            =====            =====           =====


Earnings per share:
     Basic                                                    $      0.43             0.36            0.84             0.73
     Diluted                                                         0.42             0.35            0.82             0.71

Weighted average common shares outstanding:
     Basic                                                      9,152,497        9,022,343       9,151,095        8,898,610
     Diluted                                                    9,344,900        9,281,715       9,340,049        9,136,406


                         First Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income




                                                        Three Months Ended         Six Months Ended
                                                             June 30,                   June 30,
                                                      --------------------       -----------------------
($ in thousands-unaudited)                              2002          2001         2002         2001
--------------------------------------------------------------------------------------------------------

Net income                                            $  3,930        3,267        7,690        6,491
                                                      --------        -----        -----        -----

Other comprehensive income (loss):
   Unrealized gains (losses) on securities
     available for sale:
     Unrealized holding gains (losses) arising
        during the period, pretax                        1,307         (402)         252          352
           Tax benefit (expense)                          (565)         140         (154)        (122)
     Reclassification to realized gains                     (7)          --          (27)          --
           Tax expense                                       3           --           11           --
   Adjustment to minimum pension liability:
     Additional pension charge related to unfunded
       pension liability                                    --           --         (165)          --
     Tax benefit                                            --           --           64           --
                                                      --------        -----        -----        -----
Other comprehensive income (loss)                          738         (262)         (19)         230
                                                      --------        -----        -----        -----

Comprehensive income                                  $  4,668        3,005        7,671        6,721
                                                      ========        =====        =====        =====


See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Shareholders' Equity


                                                                                                Accumulated
                                                          Common Stock                             Other           Share-
                                                      ---------------------        Retained     Comprehensive      holders'
(In thousands, except per share - unaudited)          Shares          Amount       Earnings        Income          Equity
------------------------------------------------------------------------------------------------------------------------------


Balances, January 1, 2001                             8,827        $ 50,148          60,280             256       110,684


Net income                                                                            6,491                         6,491
Cash dividends declared ($0.44 per share)                                           (3,956)                        (3,956)
Common stock issued under
     stock option plan                                   54             264                                            264
Common stock issued into
    dividend reinvestment plan                            1              22                                             22
Common stock issued in acquisitions                     602           9,159                                          9,159
Purchases and retirement of common
     stock                                             (262)         (5,905)                                       (5,905)
Other comprehensive income                                                                              230           230
                                                      -----        --------        --------         -------        -------

Balances, June 30, 2001                               9,222        $ 53,688          62,815             486        116,989
                                                      =====        ========        ========         =======        =======


Balances, January 1, 2002                             9,113         $50,134        $ 65,915             677        116,726


Net income                                                                            7,690                          7,690
Cash dividends declared ($0.44 per share)                                            (4,023)                       (4,023)
Common stock issued under
     stock option plan                                  108             685                                           685
Common stock issued into
     dividend reinvestment plan                          24             565                                           565
Purchases and retirement of common
     stock                                             (125)         (2,906)                                       (2,906)
Tax benefit realized from exercise of
     nonqualified stock options                                         382                                           382
Other comprehensive loss                                                                                (19)          (19)

                                                      -----        --------        --------         -------        -------
Balances, June 30, 2002                               9,120         $48,860        $ 69,582             658       119,100
                                                      =====        ========        ========         =======        =======




See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows



                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                     ----------------------------
($ in thousands-unaudited)                                                             2002                 2001
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                            $  7,690              6,491

Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                           1,215                528
     Net security premium (discount) amortization                                          128                (33)
     Loss (gain) on disposal of other real estate                                            7                (30)
     Gain on sale of securities available for sale                                         (27)                --
     Gain on sale of loans                                                                  (3)                (9)
     Proceeds from sales of loans                                                           42                 --
     Loan fees and costs deferred, net of amortization                                      98                (44)
     Depreciation of premises and equipment                                                861                674
     Tax benefit realized from exercise of nonqualified stock options                      382                 --
     Amortization of intangible assets                                                     728                607
     Deferred income tax benefit                                                        (1,019)              (133)
     Decrease (increase) in accrued interest receivable                                   (100)                56
     Decrease (increase) in other assets                                                 9,006             (3,262)
     Decrease in accrued interest payable                                               (1,036)              (980)
     Increase (decrease) in other liabilities                                              (48)             2,113
                                                                                      --------             ------
          Net cash provided by operating activities                                     17,924              5,978
                                                                                      --------             ------

Cash Flows From Investing Activities
     Purchases of securities available for sale                                         (9,095)           (25,776)
     Purchases of securities held to maturity                                               (1)                (1)
     Proceeds from maturities/issuer calls of securities available for                  18,611             20,815
       sale
     Proceeds from maturities/issuer calls of securities held to maturity                2,212              2,883
     Proceeds from sales of securities available for sale                                1,010                 --
     Net increase in loans                                                             (80,115)           (17,256)
     Purchases of premises and equipment                                                (3,139)            (1,770)
     Net cash received in acquisition of insurance agencies                                 --                 40
     Net cash paid in acquisition of Century Bancorp                                        --             (8,112)
     Net cash received in purchase of branches                                              --             70,201
                                                                                      --------             ------
          Net cash provided (used) by investing activities                             (70,517)            41,024
                                                                                      --------             ------

Cash Flows From Financing Activities
     Net increase in deposits                                                            1,862              5,477
     Net proceeds (repayments) of borrowings                                            55,000            (24,700)
     Cash dividends paid                                                                (4,023)            (3,873)
     Proceeds from issuance of common stock                                              1,250                286
     Purchases and retirement of common stock                                           (2,906)            (5,905)
                                                                                      --------             ------
          Net cash provided (used) by financing activities                              51,183            (28,715)
                                                                                      --------             ------

Increase (Decrease) In Cash And Cash Equivalents                                        (1,410)            18,287
Cash And Cash Equivalents, Beginning Of Period                                          86,815             30,439
                                                                                      --------             ------
Cash And Cash Equivalents, End Of Period                                              $ 85,405             48,726
                                                                                      ========             ======

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the period for:
     Interest                                                                         $ 13,883             19,388
     Income taxes                                                                        4,553                718
Non-cash transactions:
     Transfer of securities from held to maturity to available for sale - fair value        --             31,220
     Unrealized gain on securities available for sale, net of taxes                         82                230
     Foreclosed loans transferred to other real estate                                     455                319
     Premises and equipment transferred to other real estate                               228                425



See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                   Notes To Consolidated Financial Statements


(unaudited)         For the Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------

Note 1 - Basis of Presentation
     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of June 30, 2002 and 2001 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 2002 and 2001. Reference is made to the 2001 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Reclassifications
     Certain  amounts  reported  in the  period  ended  June 30,  2001 have been reclassified to conform with the presentation for June 30, 2002. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 - Earnings Per Share
     Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share includes the potentially dilutive effects of the Company's stock option plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                             For the Three Months Ended June 30,
                                     --------------------------------------------------------------------------------
                                                      2002                                    2001
                                     ---------------------------------------   --------------------------------------
                                      Income         Shares                    Income         Shares
($ in thousands except per            (Numer-        (Denom-       Per Share   (Numer-        (Denom-       Per Share
    share amounts)                     ator)         inator)         Amount     ator)         inator)        Amount
--------------------------           ---------      ---------      --------   ---------      ---------      ---------
Basic EPS
  Net income                         $   3,930      9,152,497      $   0.43   $   3,267      9,022,343      $    0.36
                                                                   ========                                 =========
Effect of Dilutive Securities               --        192,403                        --        259,372
                                     ---------      ---------                 ---------      ---------

Diluted EPS                          $   3,930      9,344,900      $   0.42   $   3,267      9,281,715      $    0.35
                                     =========      =========      ========   =========      =========      =========


                                                              For the Six Months Ended June 30,
                                     --------------------------------------------------------------------------------
                                                         2002                                    2001
                                     ---------------------------------------   --------------------------------------
                                       Income        Shares                    Income         Shares
($ in thousands except per             (Numer-      (Denom-        Per Share   (Numer-        (Denom-       Per Share
    share amounts)                      ator)       inator)         Amount      ator)          inator)       Amount
--------------------------           ---------      ---------      --------   ---------      ---------      ---------
Basic EPS
  Net income                         $   7,690      9,151,095      $   0.84   $   6,491      8,898,610       $   0.73
                                                                   ========                                 =========

Effect of Dilutive Securities               --        188,954                        --        237,796
                                     ---------      ---------                 ---------      ---------
Diluted EPS                          $   7,690      9,340,049      $   0.82   $   6,491      9,136,406       $   0.71
                                     =========      =========      ========   =========      =========      =========


     For the three and six month periods ended June 30, 2002. There were options of 0 and 24,000, respectively, that were antidilutive since the exercise price exceeded the average market price for their respective periods. Antidilutive options for the three and six month periods ended June 30, 2001 amounted to 22,500 and 32,500, respectively. Antidilutive options have been omitted from the calculation of diluted earnings per share for their respective periods.


Note 5 - Asset Quality Information
     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. Nonperforming assets are summarized as follows:


                                                        June 30,            December 31,        June 30,
    ($ in thousands)                                      2002                 2001               2001
    -------------------------------------------------------------------------------------------------------
    Nonperforming loans:
       Nonaccrual loans                                $    2,755             3,808              5,104
       Restructured loans                                      77                83                226
       Accruing loans > 90 days past due                       --                --                 --
                                                       ----------             -----              -----
    Total nonperforming loans                               2,832             3,891              5,330
    Other real estate                                       1,264             1,253              1,497
                                                       ----------             -----              -----

    Total nonperforming assets                         $    4,096             5,144              6,827
                                                       ==========             =====              =====

    Nonperforming loans to total loans                       0.29%             0.44%              0.61%
    Nonperforming assets as a percentage of loans
         and other real estate                               0.42%             0.58%              0.78%
    Nonperforming assets to total assets                     0.34%             0.45%              0.62%
    Allowance for loan losses to total loans                 1.05%             1.05%              1.05%


Note 6 - Deferred Loan Fees
     Loans are shown on the Consolidated Balance Sheets net of net deferred loan fees of approximately $756,000, $658,000, and $689,000 at June 30, 2002,
December 31, 2001, and June 30, 2001, respectively.

Note 7 - Goodwill and Other Intangible Assets
     The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of June 30, 2002 and December 31, 2001 and the carrying amount of unamortized intangible assets as of June 30, 2002, and December 31, 2001:

                                                       June 30, 2002                      December 31, 2001
                                            ---------------------------------    ----------------------------------
                                            Gross Carrying       Accumulated      Gross Carrying        Accumulated
(Dollars in thousands)                          Amount           Amortization         Amount           Amortization
                                            --------------       ------------     --------------       ------------
Amortized intangible assets:
   Customer lists                               $   243                 15                243                  7
   Core deposit premium related to
      whole-bank acquisition                        335                254                335                246
   Branch acquisitions                           20,196              2,592             20,180              1,879
                                                -------              -----             ------              -----
        Total                                   $20,774              2,861             20,758              2,132
                                                =======              =====             ======              =====

Unamortized intangible assets:
   Goodwill                                     $ 5,609                                 5,609
                                                =======                                ======
   Pension                                      $   217                                   253
                                                =======                                ======


     Amortization expense totaled $364,000 and $425,000 for the three months ended June 30, 2002 and 2001, respectively. Amortization expense totaled $728,000 and $607,000 for the six months ended June 30, 2002 and 2001, respectively.

     The following table presents the estimated amortization expense for each of the five calendar years ending December 31, 2006 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

                                                   Estimated Amortization
                 (Dollars in thousands)                   Expense
                 ----------------------            ----------------------
                          2002                          $      1,456
                          2003                                 1,454
                          2004                                 1,453
                          2005                                 1,448
                          2006                                 1,371
                       Thereafter                             11,444
                                                        ------------
                            Total                       $     18,626
                                                        ============

     The following tables present the adjusted effect on net income and on basic and diluted earnings per share excluding the amortization of goodwill for the three months ended June 30, 2002 and 2001, the six months ended June 30, 2002 and 2001, and for the years ended December 31, 2001, 2000 and 1999:

                                                     For the Three Months Ended June 30,
(Dollars in thousands, except                        -----------------------------------
earnings per share amounts)                                 2002           2001
                                                        ------------   ------------

Reported net income                                     $      3,930          3,267
Add back:  Goodwill amortization                                  --            120
                                                        ------------   ------------
     Adjusted net income                                $      3,930          3,387
                                                        ============   ============

Basic earnings per share:
     As reported                                        $       0.43           0.36
     Goodwill amortization                                        --           0.02
                                                        ------------   ------------
        Adjusted basic earnings per share               $       0.43           0.38
                                                        ============   ============

Diluted earnings per share:
     As reported                                        $       0.42           0.35
     Goodwill amortization                                        --           0.01
                                                        ------------   ------------
        Adjusted diluted earnings per share             $       0.42           0.36
                                                        ============   ============


                                                     For the Six Months Ended June 30,
(Dollars in thousands, except                        ---------------------------------
earnings per share amounts)                                 2002              2001
                                                     ---------------          ----
Reported net income                                    $       7,690          6,491
Add back:  Goodwill amortization                                  --            213
                                                        ------------   ------------
     Adjusted net income                               $       7,690          6,704
                                                        ============   ============

Basic earnings per share:
     As reported                                       $        0.84           0.73
     Goodwill amortization                                        --           0.02
                                                        ------------   ------------
        Adjusted basic earnings per share              $        0.84           0.75
                                                        ============   ============

Diluted earnings per share:
     As reported                                       $        0.82           0.71
     Goodwill amortization                                        --           0.02
                                                        ------------   ------------
        Adjusted diluted earnings per share            $        0.82           0.73
                                                        ============   ============


                                                             For the Years Ended December 31,
(Dollars in thousands, except                          ---------------------------------------------
earnings per share amounts)                                 2001                2000           1999
---------------------------                            -------------          -----           ------
Reported net income                                    $      13,616          9,342           11,854
Add back:  Goodwill amortization                                 511            373              373
                                                        ------------   ------------     ------------
     Adjusted net income                               $      14,127          9,715           12,227
                                                        ============   ============     ============

Basic earnings per share:
     As reported                                       $        1.51           1.05             1.32
     Goodwill amortization                                      0.05           0.04             0.04
                                                        ------------   ------------     ------------
        Adjusted basic earnings per share              $        1.56           1.09             1.36
                                                        ============   ============     ============
Diluted earnings per share:
     As reported                                       $        1.47           1.03             1.27
     Goodwill amortization                                      0.05           0.04             0.04
                                                        ------------   ------------     ------------
        Adjusted diluted earnings per share            $        1.52           1.07             1.31
                                                        ============   ============     ============


Note 8.  Accumulated Other Comprehensive Income

     Shareholders' equity includes a line item entitled "Accumulated Other Comprehensive Income," which is comprised of the following components:


                                                 June 30,   December 31,   June 30,
                                                   2002         2001         2001
                                                 -------      -------      -------
Unrealized gain on securities available for
     sale                                        $ 1,249        1,024          735
     Deferred tax liability                         (490)        (347)        (249)
                                                 -------      -------      -------
Net unrealized gain on securities available
     for sale                                        759          677          486
                                                 -------      -------      -------


Additional minimum pension liability                (165)          --           --
     Deferred tax asset                               64           --           --
                                                 -------      -------      -------
Net additional minimum pension liability            (101)          --           --
                                                 -------      -------      -------
Total accumulated other comprehensive income     $   658          677          486
                                                 =======          ===          ===





Note 9 - Pending Merger and Acquisition Activity

     On April 30, 2002, the Company reported that it had agreed to purchase the RBC Centura bank branch in Broadway, North Carolina. The branch has approximately $11 million in deposits and $4 million in loans. The Company will pay RBC Centura a deposit premium of 7% of the average daily deposit base in the month leading up to the completion of the purchase. The transaction is expected to be completed in October 2002.

     On July 16, 2002, the Company reported that it had agreed to acquire Carolina Community Bancshares, Inc. (CCB). CCB has total assets of approximately $70 million, with total loans of $46 million, total deposits of $59 million, and total shareholders' equity of $8.5 million. CCB operates out of three branches in Dillon County, South Carolina, with its headquarters and one of its branches located in Latta, and two branches in the city of Dillon. The terms of the agreement call for shareholders of Carolina Community to receive 0.8 shares of First Bancorp stock and $20.00 in cash for each share of Carolina Community stock they own. At the date of the announcement, the total deal value amounted to approximately $17.7 million. The transaction is expected to be completed in either the fourth quarter of 2002 or the first quarter of 2003. This represents the Company's first entry into South Carolina. Dillon County, South Carolina is contiguous to Robeson County, North Carolina, a county where the Company operates four branches.

Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition


RESULTS OF OPERATIONS

OVERVIEW

     Net income for the three months ended June 30, 2002 amounted to $3,930,000, or $0.42 per diluted share, a 20.0% increase in diluted earnings per share over the net income of $3,267,000, or $0.35 per diluted share, recorded in the second quarter of 2001. Effective January 1, 2002, in accordance with new accounting pronouncements, the Company discontinued the amortization of certain of its intangible assets, which effectively increased earnings by $147,000, or 1.6 cents per share, over what would have been recorded under previous accounting standards during the second quarter of 2002. Nonrecurring items of income/expense were insignificant for each of the three month periods in 2001 and 2002.

     Net income for the six months ended June 30, 2002 amounted to $7,690,000, or $0.82 per diluted share, a 15.5% increase in diluted earnings per share over the $0.71 per diluted share for the six months ended June 30, 2001. For the six months ended June 30, 2002, the discontinuation of amortization of certain intangible assets effectively increased earnings by $294,000, or 3.2 cents per diluted share, over what would have been recorded under previous accounting standards. Nonrecurring items of income/expense were insignificant for each of the six month periods in 2001 and 2002.


     The reported earnings for the second quarter of 2002 represent a return on average assets of 1.37% and a return on average equity of 13.12%. Other key performance indicators for the second quarter of 2002 were a net interest margin of 4.63%, an efficiency ratio of 54.79%, a nonperforming asset to total asset ratio of 0.34%, and an annualized net charge-offs to average loans ratio of 0.14%. The Company's annualized return on average assets for the first half of 2002 was 1.35% compared to 1.32% for the first half of 2001. The Company's return on average equity for the first six months of 2002 was 12.98% compared to 11.52% for the first six months of 2001.

     The increase in earnings for the three and six month periods in 2002 compared to the same periods in 2001 were primarily a result of higher net interest income and noninterest income, the effects of which were partially offset by an increase in the provision for loan losses and higher noninterest expenses. Higher net interest margins and a higher level of average loans and deposits resulted in the increases in net interest income. Noninterest income and noninterest expense have increased in 2002 as a result of the Company's overall growth. Noninterest income has also been positively affected by increased mortgage loan refinancing activity that has increased mortgage origination fees, as well as the offering of a check overdraft product beginning in August 2001 that has increased fees earned on deposit accounts. The increases in the provision for loan losses in 2002 have been primarily a result of higher loan growth in 2002 compared to 2001.

COMPONENTS OF EARNINGS

     Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three and six month periods ended June 30, 2002 amounted to $12,330,000 and $23,623,000, respectively, increases of $2,177,000 and
$4,151,000,  or 21.4% and 21.3%, over the amounts of $10,153,000 and $19,472,000 recorded in the same three and six month periods in 2001, respectively.

     There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and
2) the Company's net interest margin. For the three and six months ended June 30, 2002, both factors contributed to the increase in the amount of net interest income realized by the Company compared to the same periods in 2001.

     The following tables present average balances and average rates earned/paid by the Company for the periods indicated.

                                                                     For the Three Months Ended June 30,
                                                 ------------------------------------------------------------------------
                                                                   2002                                 2001
                                                 ---------------------------------        -------------------------------
                                                                          Interest                              Interest
                                                   Average       Average   Earned         Average      Average   Earned
($ in thousands)                                   Volume          Rate    or Paid         Volume        Rate    or Paid
----------------                                   ------          ----    -------         ------        ----    -------
Assets
Loans (1)                                        $  946,279        7.06%   $ 16,666     $  815,799       8.40%  $  17,079
Taxable securities                                   88,245        6.07%      1,336         98,037       6.91%      1,689
Non-taxable securities (2)                           15,294        8.44%        322         16,257       9.15%        371
Short-term investments,
    principally federal funds                        30,259        2.49%        188         62,496       4.70%        732
                                                 ----------                  ------        -------                 ------
Total interest-earning assets                     1,080,077        6.87%     18,512        992,589       8.03%     19,871
                                                                             ------                                ------

Liabilities
Savings, NOW and money
     market deposits                                370,585        1.05%        971        303,394       1.88%      1,424
Time deposits >$100,000                             180,237        3.81%      1,714        169,343       6.22%      2,624
Other time deposits                                 351,022        3.60%      3,151        354,508       5.85%      5,169
                                                 ----------                  ------        -------                 ------
     Total interest-bearing deposits                901,844        2.60%      5,836        827,245       4.47%      9,217
Borrowings                                           14,944        5.64%        210         20,055       6.62%        331
                                                 ----------                  ------        -------                 ------
Total interest-bearing liabilities                  916,788        2.65%      6,046        847,300       4.52%      9,548
Non-interest-bearing deposits                       103,042                  ------         87,519                 ------
Net yield on interest-earning
  assets and  net interest income                                  4.63%   $ 12,466                      4.17%  $  10,323
                                                                           ========                             =========
Interest rate spread                                               4.22%                                 3.51%

Average prime rate                                                 4.75%                                 7.36%
-------------------------------------------------------------------------------------------------------------------------


(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2) Includes tax-equivalent adjustments of $136,000 and $170,000 in 2002 and 2001, respectively, to reflect the federal and state benefit of the tax-exempt securities, reduced by the related nondeductible portion of interest expense.

                                                                 For the Six Months Ended June 30,
                                          ----------------------------------------------------------------------------------
                                                        2002                                         2001
                                          -------------------------------------      ---------------------------------------
                                                                      Interest                                      Interest
                                             Averag         Average    Earned          Average         Average       Earned
($ in thousands)                             Volume           Rate     or Paid          Volume          Rate         or Paid
                                             ------           ----     -------          ------          ----         -------
Assets
Loans (1)                                 $   924,781         7.17%    $ 32,870      $   784,178        8.62%        $ 33,501
Taxable securities                             90,742         6.09%       2,741           97,440        6.80%           3,288
Non-taxable securities (2)                     15,712         8.47%         660           16,402        8.85%             720
Short-term investments,
    principally federal funds                  40,156         2.39%         476           39,252        4.77%             929
                                            ---------                    ------          -------                       ------
Total interest-earning assets               1,071,391         6.92%      36,747          937,272        8.27%          38,438
                                                                         ------                                        ------
Liabilities
Savings, NOW and money
     market deposits                          362,467         1.05%       1,892          276,041        2.18%           2,979
Time deposits >$100,000                       183,447         3.99%       3,630          157,788        6.38%           4,994
Other time deposits                           354,175         3.91%       6,865          332,239        5.96%           9,825
                                            ---------                    ------          -------                       ------
     Total interest-bearing deposits          900,089         2.78%      12,387          766,068        4.69%          17,798
Borrowings                                     14,972         6.20%         460           26,494        6.51%             855
                                            ---------                    ------          -------                       ------
Total interest-bearing liabilities            915,061         2.83%      12,847          792,562        4.75%          18,653
Non-interest-bearing deposits                  99,972                    ------           78,045                       ------
Net yield on interest-earning
  assets and  net interest income                             4.50%    $ 23,900                         4.26%        $ 19,785
                                                                         ======                                        ======
Interest rate spread                                          4.09%                                     3.52%

Average prime rate                                            4.75%                                     7.98%
-----------------------------------------------------------------------------------------------------------------------------


(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2) Includes tax-equivalent adjustments of $277,000 and $313,000 in 2002 and 2001, respectively, to reflect the federal and state benefit of the tax-exempt securities, reduced by the related nondeductible portion of interest expense.

     The increase in average loans and deposits in 2002 compared to 2001 has been as a result of both 1) internally generated growth and 2) growth resulting from acquisitions. While the Company has not completed any acquisitions in 2002, during 2001 the Company completed three acquisitions with total loans of $116.2 million and total deposits of $204.6 million. These acquisitions took place in the first, second, and fourth quarters of 2001 and thus only partially affected the average balances for 2001 in the tables above (but are fully reflected in the 2002 average balances). Internally generated loan and deposit growth also contributed to the higher amount of average loans and deposits outstanding. See additional discussion regarding the nature of the growth in loans and deposits in the section entitled "Financial Condition" below. The effect of these higher amounts of average loans and deposits was to increase net interest income in 2002.

     The Company's net interest margin increased for the second consecutive quarter, amounting to 4.63% in the second quarter of 2002, compared to the 4.36% margin realized in the first quarter of 2002 and the 4.17% margin realized in the second quarter of 2001. The Company's net interest margin for the first half of 2002 was 4.50% compared to 4.26% for the first six months of 2001. The increase in the Company's net interest margin in 2002 has been primarily due to the stable interest rate environment experienced during the year - there have been no changes to interest rates initiated by the Federal Reserve since the fourth quarter of 2001. This has allowed a significant portion of the Company's time deposits that were originated during periods of higher interest rates and matured during 2002 to reprice at lower levels. A majority of the Company's rate sensitive interest-earning assets repriced lower immediately upon the rate cuts by the Federal Reserve in 2001, and thus have not experienced further rate reductions in 2002.

     The provision for loan losses for the second quarter of 2002 was $775,000, $467,000 more than the $308,000 recorded in the second quarter of 2001. For the six months ended June 30, 2002, the provision for loan losses was $1,215,000 compared to $528,000 for the six months ended June 30, 2001. The increases in the provision for loan losses in 2002 have primarily been a result of significantly higher loan growth. Net internal loan growth (excludes loans assumed in acquisitions) for the second quarter of 2002 amounted to $45.3 million compared to $8.8 million in the second quarter of 2001. Net internal loan growth for first six months of 2002 amounted to $79.1 million compared to $16.8 million in the first half of 2001. Asset quality ratios have generally improved when comparing June 30, 2002 to the prior year.

     Noninterest income for the three and six month periods ended June 30, 2002 amounted to $2,901,000 and $5,898,000 respectively, increases of 27.1% and 42.3% over the amounts recorded in the same three and six month periods in 2001. Within noninterest income, service charges on deposit accounts experienced the largest increase in 2002, amounting to $1,691,000 in the second quarter of 2002, a 30.9% increase over the $1,292,000 recorded in the same quarter of 2001, and $3,286,000 for the first six months of 2002, a 49.4% increase over the $2,200,000 recorded in the first six months of 2001. The primary reason for the increase in service charges on deposit accounts when comparing the second quarter of 2002 to the second quarter of 2001 is the introduction of a product in August 2001 that charges a fee for allowing customers to overdraw their deposit account. This product has generated approximately $100,000 in fees per month (net of related expenses) since its introduction. As it relates to comparing service charges on deposit accounts for the first six months in 2002 to the same period in 2001, in addition to the aforementioned overdraft deposit product, in 2002, the Company realized a full six months of service charges relating to the acquisition of four bank branches on March 26, 2001 and one branch in December 2001. These branches had a high level of transaction accounts (non-time deposits), $84.8 million in total, which afforded the Company the opportunity to earn deposit service charges.

     Also contributing to the increase in noninterest income was "other service charges, commissions, and fees," which increased from $514,000 in the second quarter of 2001 to $574,000 in the second quarter of 2002, an 11.7% increase. For the six months ended June 30, 2002, this category of noninterest income amounted to $1,210,000, a 16.3% increase compared to the $1,040,000 recorded in the first six months of 2001. This category of noninterest income includes items such as safety deposit box rentals, check cashing fees, credit card and merchant income, and ATM surcharges. This category of income grew primarily because of increases in these activity-related fee services as a result of overall growth in the Company's total customer base, including growth achieved from acquisitions.

     Fees from presold mortgages for the three and six month periods ended June 30, 2002 amounted to $334,000 and $780,000, respectively, increases of 16.8% and 84.0% over the amounts recorded in the comparable periods in 2001. The increases in 2002 have been due to a higher level of mortgage loan refinancings caused by the lower interest rate environment.

     Commissions from sales of insurance and financial products for the three and six month periods ended June 30, 2002 amounted to $178,000 and $443,000, respectively, increases of 27.1% and 28.0% over the amounts recorded in the comparable periods in 2001. This line item includes commissions the Company receives from three sources - 1) sales of credit insurance associated with new loans, 2) commissions from the sales of investment, annuity, and long-term care insurance products, and 3) commissions from the sale of property and casualty insurance. The following table presents these components for the three and six month periods ended June 30, 2002 compared to the same periods in 2001:



                                            Three Months Ended June 30,                  Six Months Ended June 30,
                                     -------------------------------------------    ------------------------------------
                                                                %         %                               $        %
                                          2002      2001      Change    Change     2002      2001    Change    Change
                                          ----      ----      ------    ------     ----      ----    ------    ------
Commissions earned from:
Sales of credit insurance                $ 72       72         --         --       $239       224        15       6.7%
Sales of investment, annuity,
    and long term care
    insurance                              54       58         (4)      (6.9)%      112       112        --        --
Sales of property and
    casualty insurance                     52       10         42       420.0%       92        10        82     820.0%
                                         ----      ---         --       -----      ----       ---        --      ----
     Total                               $178      140         38        27.1%     $443       346        97      28.0%
                                         ====      ===         ==       =====      ====       ===        ==      ====


     Commissions from the sale of property and casualty insurance began to be realized upon the May 2001 completion of the purchase of two insurance companies that specialized in such insurance.

     Data processing fees for the three and six month periods ended June 30, 2002 amounted to $100,000 and $156,000, respectively, increases of 104% and 63% over the amounts recorded in the comparable periods in 2001. The second quarter of 2002 benefited from fees the Company earned as a result of a special project completed for one of its data processing clients.

     Noninterest expenses for the three and six months ended June 30, 2002 amounted to $8,419,000 and $16,517,000, respectively, increases of 18.9% and 25.6% from the amounts recorded in the same three and six month periods in 2001. The increase in noninterest expenses occurred in all categories and is associated with the overall growth of the Company in terms of branch network, employees and customer base, including the incremental expenses associated with the Company's acquisitions. In addition to the typical cash expenses associated with the growth, the Company also recorded a total of $364,000 and $728,000 in non-cash amortization expense in the three and six month periods ended June 30, 2002, respectively compared to $425,000 and $607,000 for the same periods in 2001. See notes 2 and 7 to the financial statements for additional discussion regarding the accounting for intangible assets.


     The provision for income taxes was $2,107,000 in the second quarter of 2002 compared to $1,778,000 in the second quarter of 2001. The provision for income taxes for the six months ended June 30, 2002 amounted to $4,099,000 compared to $3,450,000 for the first half of 2001. The effective tax rates did not vary significantly among the periods presented, amounting to approximately 35%. In the normal course of business, the Company carries out various tax planning intiatives in order to control its effective tax rate.

FINANCIAL CONDITION

     During 2001, the Company's financial condition was materially impacted by three acquisitions:

          o On March 26, 2001, the Company acquired four branches from First Union National Bank with $103 million in deposits and $17 million in loans.

          o On May 17, 2001, the Company acquired Century Bancorp, a one branch savings institution with $72 million in deposits and $90 million in loans.

          o On December 17, 2001, the Company acquired another branch from First Union (Salisbury) with $30 million in deposits and $9 million in loans.

     The assets and liabilities assumed in the first two acquisitions above were reflected in the Company's June 30, 2001 balance sheet, and thus when comparing the balance sheet at June 30, 2002 to June 30, 2001, the only external growth affecting overall growth is the December branch purchase (Salisbury branch). Income and expense associated with the acquisitions affected the Company's 2001 income statement beginning on their respective acquisition dates.

     The following table presents information regarding the nature of the Company's growth since June 30, 2001.



                                                                       Growth from
                                      Balance at                      Acquisitions    Balance at       Total      Percentage growth,
                                      beginning          Internal        (Salisbury     end of      percentage         excluding
   July 1, 2001 to                    of period          Growth            Branch       period        growth          acquisitions
   June 30, 2002                                                        Purchase)
   ---------------------------        -------------    -----------     ------------   ----------    ----------    ------------------


Loans                                    $  869,713         90,425            9,271      969,409         11.5%           10.4%
                                         ==========         ======            =====      =======         ====            ====

Deposits - Noninterest bearing           $   92,431          6,219            4,786      103,436         11.9%            6.7%
Deposits - Savings, NOW, and
     Money Market                           314,961         33,992           18,383      367,336         16.6%           10.8%
Deposits - Time>$100,000                    178,470          2,226            1,115      181,811          1.9%            1.2%
Deposits - Time<$100,000                    364,312        (20,786)           6,034      349,560        (4.0)%          (5.7%)
                                            -------        -------            -----      -------         ----            ----

   Total deposits                        $  950,174         21,651           30,318    1,002,143          5.5%            2.3%
                                         ==========         ======           ======    =========          ===             ===

   January 1, 2002 to
   June 30, 2002
   ---------------------------
Loans                                    $  890,310         79,099               --      969,409          8.9%            8.9%
                                         ==========         ======              ===      =======          ===             ===

Deposits - Noninterest bearing           $   96,065          7,371               --      103,436          7.7%            7.7%
Deposits - Savings, NOW, and
     Money Market                           353,439         13,897               --      367,336          3.9%            3.9%
Deposits - Time>$100,000                    189,948         (8,137)              --      181,811        (4.3%)          (4.3%)
Deposits - Time<$100,000                    360,829        (11,269)              --      349,560        (3.1%)          (3.1%)
                                            -------        -------                       -------         ----            ----
   Total deposits                        $1,000,281          1,862               --    1,002,143          0.2%            0.2%
                                         ==========          =====              ===    =========          ===             ===


     The first table presents the Company's growth in loans and deposits for the twelve months ended June 30, 2002. This table reflects that almost all of the Company's growth in loans has been as a result of internal growth, whereas a majority of the Company's deposit growth came from its branch acquisition.

     The second table presents the Company's growth in loans and deposits for the six months ended June 30, 2002. This table reflects the high growth rate of loans (17.8% annualized) experienced by the Company and the relatively flat deposit growth. Both tables reflect a slight shift in the Company's mix of deposits from time deposits to non-time deposits. The Company views this shift as favorable, as non-time deposits generally carry lower rates and present more opportunities for fees than do time deposits.

     The Company's level of borrowings at June 30, 2002 totaled $70 million, compared to $15 million at December 31, 2001 and June 30, 2001. The reason for the increase is the Company drawing a net of $55 million in overnight Federal Home Loan Bank borrowings in order to achieve internally targeted liquidity ratios. The borrowings necessary to achieve the targeted liquidity ratios became necessary as a result of the high loan and low deposit growth experienced by the Company that reduced its liquidity. See "LIQUIDITY AND COMMITMENTS AND CONTINGENCIES" below for further discussion.

     The Company's total assets were $1.20 billion at June 30, 2002, an increase of $108.7 million, or 9.9%, from the $1.09 billion at June 30, 2001. The primary reasons for the increase in total assets were the Company's December 2001 branch purchase and a higher level of borrowings that was neccessitated by the Company's high loan growth.



NONPERFORMING ASSETS

     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate.
Nonperforming assets are summarized as follows:

                                                 June 30,            December 31,         June 30,
($ in thousands)                                   2002                2001                 2001
--------------------------------------------------------------------------------------------------

Nonperforming loans:
   Nonaccrual loans                               $2,755                3,808                5,104
   Restructured loans                                 77                   83                  226
   Accruing loans > 90 days past due                  --                   --                   --
                                                  ------                -----                -----
Total nonperforming loans                          2,832                3,891                5,330
Other real estate                                  1,264                1,253                1,497
                                                  ------                -----                -----
Total nonperforming assets                        $4,096                5,144                6,827
                                                  ======                =====                =====

Nonperforming loans to total loans                  0.29%                0.44%                0.61%
Nonperforming assets as a percentage of loans
  and other real estate                             0.42%                0.58%                0.78%
Nonperforming assets to total assets                0.34%                0.45%                0.62%
Allowance for loan losses to total loans            1.05%                1.05%                1.05%


     Management has reviewed the collateral for the nonperforming loans and has included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

     The level of nonaccrual loans has decreased during 2002, amounting to $2.8 million at June 30, 2002, compared to $3.8 million at December 31, 2001 and $5.1 million at June 30, 2001. The decrease in the level of nonaccrual loans is primarily the result of paydowns received on one large credit. During the first half of 2001, the Company placed $2.9 million in loans related to one borrower on nonaccrual status. The borrower of this credit has liquidity problems. The loans related to this borrower are collateralized by various real estate properties, which the borrower has been actively selling to pay down the loan balance. The nonaccrual balance of this credit amounted to $1.4 million, $1.9 million, and $2.9 million as of June 30, 2002, December 31, 2001, and June 30, 2001, respectively. The level of restructured loans has also decreased due to the payoff of two loans that comprised the majority of the balance of this category of loans at June 30, 2001 during the third and fourth quarters of 2001.

     At June 30, 2002, December 31, 2001, and June 30, 2001, the recorded investment in loans considered to be impaired was $1,554,000, $2,482,000, and $3,427,000, respectively, all of which were on nonaccrual status. The majority of the impaired loans for each of the three periods presented relates to the same credit noted above that is on nonaccrual status. At June 30, 2002, December 31, 2001, and June 30, 2001, the related allowance for loan losses for these impaired loans was $50,000 (related to two loans with balances totaling $1,629,000, with the remainder of impaired loans having no valuation allowance), $100,000 (related to two loans with a total balance of $271,000, with the remainder of the impaired loans have no valuation allowance), and $514,000 (all impaired loans at June 30, 2001 had a valuation allowance), respectively. The average recorded investments in impaired loans during the six month period ended June 30, 2002, the year ended December 31, 2001, and the six months ended June 30, 2001 were approximately $2,105,000, $2,450,000, and $2,209,000, respectively. For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

     The level of the Company's other real estate owned did not vary materially among the periods presented, amounting to $1,264,000, $1,253,000, and $1,497,000, of June 30, 2002, December 31, 2001 and June 30, 2001, respectively.
Other real estate owned consists principally of several parcels of real estate. The Company's management has reviewed recent appraisals of its other real estate and believes that their fair values, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

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

     The provision for loan losses for the second quarter of 2002 was $775,000, $467,000 more than the $308,000 recorded in the second quarter of 2001. For the six months ended June 30, 2002, the provision for loan losses was $1,215,000 compared to $528,000 for the six months ended June 30, 2001. The increases in the provision for loan losses in 2002 have primarily been a result of significantly higher loan growth. Net internal loan growth (excludes loans assumed in acquisitions) for the second quarter of 2002 amounted to $45.3 million compared to $8.8 million in the second quarter of 2001. Net internal loan growth for first six months of 2002 amounted to $79.1 million compared to $16.8 million in the first half of 2001. Asset quality ratios have generally improved when comparing June 30, 2002 to the prior year.

     At June 30, 2002, the allowance for loan losses amounted to $10,179,000, compared to $9,388,000 at December 31, 2001 and $9,118,000 at June 30, 2001. The
allowance for loan losses was 1.05% of total loans as of each of those same dates.

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


                                                         Six Months          Year          Six Months
                                                           Ended             Ended            Ended
                                                          June 30,         December 31,      June 30,
                                                            2002              2001             2001
                                                            ----              ----             ----



Loans outstanding at end of period                        $ 969,409          890,310          869,713
                                                          =========          =======          =======
Average amount of loans outstanding                       $ 924,781          831,817          784,178
                                                          =========          =======          =======
Allowance for loan losses, at
   beginning of period                                    $   9,388            7,893            7,893
       Total charge-offs                                       (505)            (912)            (313)
       Total recoveries                                          81              131               74
                                                          ---------          -------          -------
            Net charge-offs                                    (424)            (781)            (239)
                                                          ---------          -------          -------
Additions to the allowance charged to expense                 1,215            1,151              528
Addition related to loans assumed in corporate acquisitions      --            1,125              936
                                                          ---------          -------          -------
Allowance for loan losses, at end of period               $  10,179            9,388            9,118
                                                          =========          =======          =======

Ratios:
   Net charge-offs (annualized) as a percent of average loans  0.09%            0.09%            0.06%
   Allowance for loan losses as a
      percent of  loans at end of period                       1.05%            1.05%            1.05%


     There have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2001.

LIQUIDITY AND COMMITMENTS AND CONTINGENCIES

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

     In addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources - 1) an approximately $180 million line of credit with the Federal Home Loan Bank (of which $70 million has been drawn), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at June 30, 2002), and 3) an approximately $39 million line of credit through the Federal Reserve Bank of Richmond's discount window (none of which was outstanding at June 30, 2002).

     The Company's liquidity declined during the first half of 2002 as a result of loan growth of $79.1 million outpacing deposit growth of $1.9 million. This resulted in the Company's loan to deposit ratio increasing from 89.0% at December 31, 2001 to 96.7% at June 30, 2002, and the level of the Company's liquid assets (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) as a percentage of deposits and borrowings decreasing from 20.7% at December 31, 2001 to 17.6% at June 30, 2002. During the second quarter of 2002, although the Company has not had any liquidity or funding difficulties, the Company began making periodic draws and repayments on its lines of credit, on an overnight basis, to maintain liquidity ratios at internally targeted levels.

     In the normal course of business, there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows.

     The following table reflects the contractual obligations of the Company outstanding as of June 30, 2002.

                                                              Payments Due by Period (in thousands)
                                                    --------------------------------------------------------------------------------
                                                                             On
                                                                          Demand or
      Contractual                                                           Less                                             After
      Obligations                                        Total            than 1 Year      1-3 Years          4-5 Years     5 Years
--------------------------------------              ---------------    ----------------    -------------     -----------  ----------
Overnight borrowings                                  $   60,000           60,000               --               --               --
Long-term debt                                            10,000            5,000               --               --            5,000
Operating leases                                             902              250              233              117              302
                                                       ---------          -------           ------           ------              ---
   Total contractual cash obligations,
    excluding deposits                                    70,902           65,250              233              117            5,302

Deposits                                               1,002,143          939,374           50,608           11,994              167
                                                       ---------          -------           ------           ------              ---
   Total contractual cash obligations,
    including deposits
                                                      $1,073,045        1,004,624           50,841           12,111            5,469
                                                       =========        =========        =========        =========        =========


     The $5 million in long-term debt that matures in the "After 5 Years" column above has a call option whereby the lender (the FHLB) may call the debt in 2004. Also, any outstanding borrowings with the FHLB may be accelerated immediately by the FHLB in certain circumstances, including material adverse changes in the condition of the Company or if the Company's qualifying collateral amounts to less than 1.33 times the amount of borrowings outstanding. At June 30, 2002, the Company's qualifying collateral amounted to 2.8 times the amount of borrowings outstanding.

     It has been the experience of the Company that deposit withdrawals are generally replaced with new deposits, thus not requiring any net cash outflow. Based on that assumption, management believes that it can meet its contractual cash obligations from normal operations.

     The amount and expiration period of the Company's other commercial commitments outstanding as of June 30, 2002 has not changed materially since December 31, 2001, detail of which is presented on page 35 of the Company's 2001 Form 10-K.

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

     At June 30, 2002, the Company's capital ratios exceeded the regulatory minimum ratios discussed above with a Tier 1 capital ratio to Tier 1 risk adjusted ratio of 10.54%, a total capital to total risk adjusted asset ratio of 11.54%, and a leverage ratio of 8.39%. The leverage ratio is within five basis points of its level at December 31, 2001, whereas the Company's two risk based capital ratios have each decreased approximately 45 basis points since December 31, 2001 as a result of the high loan growth the Company has experienced.

     The  Company's  bank   subsidiary  is  also  subject  to  similar   capital
requirements as those discussed above. At June 30, 2002, the Company's bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

  SHARE REPURCHASES

     The Company repurchased 83,020 shares of its own common stock at an average price of $24.23 per share during the second quarter of 2002. Total repurchases in 2002 have amounted to 124,595 shares at an average price of $23.35 per share.

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

     In 2001, the Company experienced downward pressure on its net interest margin, primarily as a result of the significant decreases in the interest rate environment - the Company's interest-earning assets adjusted downwards quicker and by a greater amount than did the Company's interest-bearing liabilities. In the first quarter of 2002, the Company's 4.36% net interest margin was the highest it had been since the fourth quarter of 2000, primarily as a result of the stable interest rate environment, when for the first time in five quarters, there were no decreases in rates initiated by the Federal Reserve. This allowed a significant portion of the Company's time deposits that were originated during periods of higher interest rates and matured during the quarter to reprice at lower levels, whereas the Company's rate sensitive interest-earning assets had repriced lower immediately upon the rate cuts by the Federal Reserve in 2001, and thus did not experience further rate reductions. There were also no changes in rates in the second quarter of 2002, which allowed the Company's time deposits to continue to mature and reprice at lower levels. As a result, the Company's net interest margin for the second quarter of 2002 was 4.63%, it's highest level since the Company's merger with First Savings Bancorp in 2000.

     Using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are included in the period of their expected call), at June 30, 2002 the Company had $363.1 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at June 30, 2002 subject to interest rate changes within one year are deposits totaling $367.3 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

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

                                             Expected Maturities of Market Sensitive
                                               Instruments Held at June 30, 2002
                    --------------------------------------------------------------------------------

                                                                                                             Average     Estimated
                                                                                                             Interest      Fair
($ in thousands)                   1 Year    2 Years    3 Years    4 Years    5 Years    Beyond     Total     Rate (1)     Value
                                   ------    -------    -------    -------    -------    ------     -----     --------     -----

Due from banks,
 interest bearing              $   49,067        --        --        --          --         --       49,067    1.65%  $   49,067
Federal funds sold                 16,653        --        --        --          --         --       16,653    1.65%      16,653
Debt securities- at
   amortized cost (1) (2)          29,166    15,304    17,888     6,728       3,886     19,968       92,940    6.25%      94,867
Loans - fixed (3) (4)             107,490    98,569    84,956    52,687     126,701     60,411      530,814    7.72%     537,078
Loans - adjustable (3) (4)        164,088    59,680    67,457    37,904      54,803     51,908      435,840    5.87%     436,857
                                  -------    ------    ------    ------      ------     ------      -------    -----     -------

  Total                        $  366,464   173,553   170,301    97,319     185,390    132,287    1,125,314    6.53%  $1,134,522
                               ==========   =======   =======    ======     =======    =======    =========    ====   ==========
Savings, NOW, and
money market
deposits                       $  367,336        --        --        --          --         --   $  367,336    1.07%  $  367,336
Time deposits                     468,602    39,945    10,663     3,545       8,449        167      531,371    3.49%     533,500
Borrowings (2)                     65,000     5,000        --        --          --         --       70,000    2.58%      70,392
                               ----------    ------    ------    ------      ------     ------      -------    -----     -------
  Total                        $  900,938    44,945    10,663     3,545       8,449        167      968,707    2.51%  $  971,228
                               ==========   =======   =======    ======     =======    =======    =========    ====   ==========


(1) Tax-exempt securities are reflected at a tax-equivalent basis using a 35% tax rate.

(2) Callable securities and borrowings with above market interest rates at June 30, 2002 are assumed to mature at their call date for purposes of this table. Mortgage-backed securities are assumed to mature in the period of their expected repayment based on estimated prepayment speeds.

(3)  Excludes nonaccrual loans and allowance for loan losses.

(4) Single-family mortgage loans are assumed to mature in the period of their expected repayment based on estimated prepayment speeds. All other loans are shown in the period of their contractual maturity.

     The Company's long-term interest-earning assets and interest-bearing liabilities each have estimated fair values that are slightly higher than their carrying value. This is due to the yields on these portfolios being higher than market yields at June 30, 2002 for instruments with maturities similar to the
remaining  term  of  the  portfolios,   due  to  the  declining   interest  rate
environment.

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

     The second component of the allowance model is to estimate losses for all loans not considered to be impaired loans. First, loans that have been risk graded by the Company as having more than "standard" risk but are not considered to be impaired are assigned estimated loss percentages generally accepted in the banking industry. Loans that are classified by the Company as having normal credit risk are segregated by loan type, and estimated loss percentages are assigned to each loan type, based on the historical losses, current economic conditions, and operational conditions specific to each loan type.

     The reserve estimated for impaired loans is then added to the reserve estimated for all other loans. This becomes the Company's "allocated allowance." In addition to the allocated allowance derived from the model, management also evaluates other data such as the ratio of the allowance for loan losses to total loans, net loan growth information, nonperforming asset levels and trends in such data. Based on this additional analysis, the Company may determine that an additional amount of allowance for loan losses is necessary to reserve for probable losses. This additional amount, if any, is the Company's "unallocated allowance." The sum of the allocated allowance and the unallocated allowance is compared to the actual allowance for loan losses recorded on the books of the Company and any adjustment necessary for the recorded allowance to equal the computed allowance is recorded as a provision for loan losses.

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

Part II.  Other Information

Item 4 - Submission of Matters to a Vote of Shareholders

      The following proposals were considered and acted upon at the annual meeting of shareholders of the Company held on April 30, 2002:

           Proposal 1
           A proposal to elect 17 directors to serve until the next annual meeting of shareholders and until their successors are elected and qualified.

                                              Voted            Withheld
           Nominee                             For             Authority
           -------                           -------           ---------

           Jack D. Briggs                   7,714,828            41,187
           H. David Bruton, M.D.            7,702,603            53,412
           David L. Burns                   7,716,455            39,560
           John F. Burns                    7,701,103            54,912
           Jesse S. Capel                   7,712,233            43,782
           James H. Garner                  7,720,683            35,332
           James G. Hudson, Jr.             7,720,467            35,548
           George R. Perkins, Jr.           7,640,560           115,455
           Thomas F. Philips                7,707,049            48,966
           William E. Samuels               7,695,641            60,374
           Edward T. Taws                   7,715,032            40,983
           Frederick H. Taylor              7,716,645            39,370
           Virginia C. Thomasson            7,707,439            48,576
           Goldie H. Wallace                7,715,032            40,983
           A. Jordan Washburn               7,716,645            39,370
           Dennis A. Wicker                 7,713,676            42,339
           John C. Willis                   7,717,103            38,912


           Proposal 2
           A proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company for the current fiscal year.

           For   7,695,697       Against          24,200
                 ---------                   -----------


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

3.a.i Copy of Articles of Incorporation of the Registrant and amendments thereto.

3.a.ii Copy of the amendment to Articles of Incorporation - adding a new Article Nine.

3.a.iii Copy of the amendment to Articles of Incorporation - adding a new Article Ten.

3.a.iv     Copy of the amendment to Article IV of the Articles of Incorporation.

3.a.v.     Copy of the amendment to Article IV of the Articles of Incorporation.

3.b Copy of the Bylaws of the Registrant was filed as Exhibit 3.b to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference.

10.s Definitive Merger Agreement with Carolina Community Bancshares, Inc. dated July 16, 2002 was filed on Form 8-K on July 17, 2002 and is incorporated herein by reference.

21 List of Subsidiaries of Registrant was filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference.


99.a Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.b Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


           Copies of Exhibits Are Available Upon Written Request To: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371


(b) There were no reports filed on Form 8-K during the quarter ended June 30, 2002.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  FIRST BANCORP


                    August 13, 2002               BY:   James H. Garner
                                                  ---------------------------
                                                        James H. Garner
                                                            President
                                                  (Principal Executive Officer),
                                                     Treasurer and Director


                    August 13, 2002               BY:   Anna G. Hollers
                                                  ---------------------------
                                                        Anna G. Hollers
                                                    Executive Vice President
                                                          and Secretary


                    August 13, 2002               BY:   Eric P. Credle
                                                  ---------------------------
                                                        Eric P. Credle
                                                      Senior Vice President
                                                  and Chief Financial Officer

                                                                  Exhibit 3.a.i

                            ARTICLES OF INCORPORATION

                                       OF

                               MONTGOMERY BANCORP


     The undersigned, being of the age of 18 years or more, does hereby make and acknowledge these Articles of Incorporation for the purpose of forming a business corporation under and by virtue of the laws of the State of North Carolina.


                                    ARTICLE I


               The name of the corporation is MONTGOMERY BANCORP.


                                   ARTICLE II


             The period of duration of the corporation is unlimited.


                                   ARTICLE III


            The purposes for which the corporation is organized are:


     (a)  To operate as a one bank or as a multi-bank holding company.


     (b) To engage in any lawful act or activity for which corporations may be organized under Chapter 55 of the General Statutes of North Carolina, including but not limited to constructing, manufacturing, raising or otherwise producing and repairing, servicing, storing or otherwise caring for any type of structure, commodity, or livestock, whatsoever; processing, selling, brokering, factoring, or distributing any type of property whether real or personal; extracting and processing natural resources; transporting freight or passengers by land, sea, or air; collecting and disseminating information or advertisement through any medium whatsoever; performing personal services of any nature; and entering into or serving in any type of management, investigative, advisory, promotional, protective, insurance, guarantyship, suretyship, fiduciary or representative capacity or relationship for any persons of corporations whatsoever.

               To do all and everything necessary, suitable, expedient or proper for the accomplishment of any of the purposes, or the attainment of any one or more of the objects herein enumerated or incident to the powers herein named, or which shall at any time appear conductive to or expedient for the protection or benefit of the corporation either as holders of, or interested in any property or otherwise; with all the powers now or hereafter conferred by the laws of North Carolina upon corporations of like character.

                                   ARTICLE IV

               The corporation shall have authority to issue three hundred thousand (300,000) shares of common stock with a par value of Five Dollars ($5.00) per share.

                                    ARTICLE V

               The minimum amount of consideration to be received by the corporation for its shares before it shall commence business is Twenty-Five Dollars ($25.00) in cash or property of equivalent value.

                                   ARTICLE VI

               The address of the initial registered office of the corporation in the State of North Carolina is 341 North Main Street, Troy, Montgomery County, North Carolina, and the name of its initial registered agent at such address is John C. Wallace.

                                   ARTICLE VII

               The number of directors of the corporation shall be fixed by the bylaws. The number of directors constituting the initial Board of Directors shall be eleven (11), and the names and addresses of the persons who are to serve as directors until the first meeting of the shareholders, or until their successors be elected and qualify, are:


         Name                                        Address
         ---------------------------------------------------
         Jack Briggs                     P.O. Box 218
                                         Denton, North Carolina 27239

         Charles W. Bruton, MD           508 Wood Street
                                         Troy, North Carolina 27371

         Jessie S. Capel                 831 North Main Street
                                         Troy, North Carolina 27371

         D. C. Deaton, Jr.               P.O. Box 100
                                         Biscoe, North Carolina 27209

         John L. Frye                    P.O. Box 835
                                         Robbins, North Carolina 27325

         Jack L. Harper                  220 Watkins Street
                                         Troy, North Carolina 27371

         A. T. Russell                   617 East Main Street
                                         Troy, North Carolina 27371

         John J. Russell                 P.O. Box 38
                                         Mt. Gilead, North Carolina 27306



Page -2-

         Frederick Taylor                   P. O. Box 748
                                            Troy, North Carolina 27371

         John C. Wallace                    P. O. Box 508
                                            Troy, North Carolina 27371

         John C. Willis                     626 E. Main Street
                                            Troy, North Carolina 27371


                                  ARTICLE VIII

         The name and address of the incorporator is:

         Name                               Address
         ----                               -------

         Russell J. Hollers                 P.O. Box 567
                                            Troy, North Carolina 27371


               IN WITNESS WHEREOF, I have hereunto set my hand and seal, this 30th day of November, 1983.


                                                   /s/ Russell J. Hollers(SEAL)
                                                   ----------------------
                                                       RUSSELL J. HOLLERS

                              ARTICLES OF AMENDMENT
                                       OF
                               MONTGOMERY BANCORP


               The undersigned corporation hereby executes these Articles of Amendment for the purpose of amending its charter:

               1. The name of the corporation is Montgomery Bancorp.

               2. The following amendment to the charter of the corporation was adopted by its shareholders on the 5th day of November, 1986, in the manner prescribed by law:

               Article I of the Articles of Incorporation is amended to read as follows: The name of the corporation is FIRST BANCORP

               Article IV of the Articles of Incorporation is amended to read as follows: The corporation shall have authority to issue twelve million five hundred thousand (12,500,000) shares of common stock with a par value of Five Dollars ($5.00) per share.

               Article IX is added to the Articles of Incorporation and provides as follows: The shareholders of the corporation shall have no preemptive right to acquire additional or treasury shares of the corporation.

               3. The number of shares of the corporation outstanding at the time of such adoption was 265,688; and the number of shares entitled to vote thereon was 265,688.

               4. The number of shares voted for and against such amendment was as follows:

                                             For          Against     Abstained
                                             ---          -------     ---------
            Amendment to Article I         458,531           0           100
            Amendment to Article I         458,531           0            0
            Amendment Adding Article IX    458,531           0            0


               5. The amendment herein effected does not give rise to dissenter's rights to payment for the reason that the only effect of such amendment is to change the name of the corporation, increase the number of authorized shares of common stock and provide that shareholders shall no preemptive rights.

         IN WITNESS WHEREOF, these articles are signed by the President and
Secretary or the corporation this 30th day of December           , 1986.
                                  ---         -------------------


                                            MONTGOMERY BANCORP
                                            By:  /s/ John C. Wallace
                                               --------------------------------
                                            President

                                            MONTGOMERY BANCORP
                                            By:   /s/  Anna G. Maness
                                                -----------------------------
                                            Secretary

                                                                  Exhibit 3.a.ii

                              ARTICLES OF AMENDMENT
                                       OF
                                  FIRST BANCORP

               The undersigned corporation hereby executes these Articles of Amendment for the purpose of amending its charter:

               1. The name of the corporation is First Bancorp.

               2. The following amendment to the charter of the corporation was adopted by its shareholders on the 28th day of April, 1988, in the manner prescribed by law:

               The Articles of Incorporation of the Corporation are amended by adding a new Article IX as follows:

          ARTICLE IX Elimination of Certain Liability of Directors. To the fullest extent permitted by the North Carolina Business Corporation Act as it exists or may hereafter be amended, a director of the corporation shall not be liable to the corporation or any of its shareholders for monetary damages for breach of duty as a director.

               3. The number of shares of the corporation outstanding at the time of such adoption was 1,130,550; and the number of shares entitled to vote thereon was 1,130,500.

               4. The number of shares voted for such amendment was 718,074; and the number of shares voted against such amendment was 12,203.

               5. The amendment herein effected does not give rise to dissenter's rights to payment for the reason that the only effect of such amendment is to add a new Article to the charter to eliminate the personal liability of directors for certain breaches of fiduciary duty.

               IN WITNESS WHEREOF, these articles are signed by the President and Secretary of the corporation this 9th day of May, 1988.
                                                ---

                                            /s/ John C. Wallace
                                            -------------------
                                            By: John C. Wallace
                                            President

                                            /s/ Anna G. Maness
                                            ------------------
                                            By: Anna G. Maness
                                            Secretary

                                                                 Exhibit 3.a.iii

                              ARTICLES OF AMENDMENT
                                       OF
                                  FIRST BANCORP


               The undersigned corporation hereby submits these Articles of Amendment for the purpose of amending its articles of incorporation:

               1. The name of the corporation is First Bancorp.

               2. The following amendment to the articles of incorporation of the corporation was adopted by its shareholders on the 30th day of April, 1998, in the manner prescribed by law:

               The articles of Incorporation are amended by adding a new Article X as follows:

                                    ARTICLE X

               Every shareholder entitled to vote at an election of directors is entitled to multiply the number of votes he is entitled to cast by the number of directors for whom he is entitled to vote and cast the product for a single candidate or distribute the product among two or more candidates. This right of cumulative voting shall not be exercised unless (i) the meeting notice or proxy statement accompanying the notice states conspicuously that cumulative voting is authorized: or (ii) some shareholder or proxy holder announces in open meeting, before the voting for directors starts, his intention so to vote cumulatively: and if such announcement is made, the chair shall declare that all shares entitled to vote have the right to vote cumulatively and shall thereupon grant a recess of not less than two
          (2) days, nor more than seven (7) days, as he shall determine, or of such other period of time as is unanimously agreed upon.

         This the 6th day of July, 1998.
                  ---        ----


                                            FIRST BANCORP
                                            By:  /s/ James H. Garner
                                            James H. Garner, President

                                            By:  /s/ Anna G. Hollers
                                            Anna G. Hollers, Secretary

                                                                  Exhibit 3.a.iv

                              ARTICLES OF AMENDMENT
                                       OF
                                  FIRST BANCORP

               The undersigned corporation hereby submits these Articles of Amendment for the purpose of amending its articles of incorporation:

               1. The name of the corporation is First Bancorp.

               2. The following amendment to the articles of incorporation of the corporation was adopted by its shareholders on the 21st day of April, 1999, in the manner prescribed by law:

               Article IV of the Articles of Incorporation is amended to read as follows: The corporation shall have authority to issue twelve million five thousand (12,500,000) shares of common stock with no par value. This the 22nd day of April, 1999.

                                          FIRST BANCORP
                                          By: /s/ James H. Garner
                                          James H. Garner, President

                                          By: /s/ Anna G. Hollers
                                          Anna G. Hollers, Secretary

                                                                   Exhibit 3.a.v

                              ARTICLES OF AMENDMENT
                                       OF
                                  FIRST BANCORP

               The undersigned corporation hereby submits these Articles of Amendment for the purpose of amending its articles of incorporation:

               1. The name of the corporation is First Bancorp.

               2. The following amendment to the articles of incorporation of the corporation was adopted by its shareholders on the 1st day of May, 2001, in the manner prescribed by law:

               Article IV of the Articles of Incorporation is amended to read as follows: The corporation shall have authority to issue twenty million (20,000,000) shares of common stock with no par value. This the 8th day of June, 2001.
                                          FIRST BANCORP
                                          By: /s/ James H. Garner
                                          James H. Garner, President

                                          By: /s/ Anna G. Hollers
                                          Anna G. Hollers, Secretary