Form 10-Q
period 2002-09-30
FIRST BANCORP /NC/
filed 2002-11-15
CIK 811589

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             -----------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 2002


                         Commission File Number 0-15572


                                  FIRST BANCORP
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


-------------------------------                           ---------------------
           North Carolina                                       56-1421916
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)


341 North Main Street, Troy, North Carolina                           27371-0508
-------------------------------------------                           ----------
 (Address of Principal Executive Offices)                             (Zip Code)

 (Registrant's telephone number, including area code)      (910)   576-6171
                                                     ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] YES [ ] NO


     As of October 31, 2002, 9,125,596 shares of the registrant's Common Stock, no par value, were outstanding. The registrant had no other classes of securities outstanding.


================================================================================

                                                        INDEX
                                           FIRST BANCORP AND SUBSIDIARIES


                                                                            Page
                                                                            ----

Part I.  Financial Information

Item 1 - Financial Statements

   Consolidated Balance Sheets -
   September 30, 2002 and 2001
   (With Comparative Amounts at December 31, 2001)                           3

   Consolidated Statements of Income -
   For the Periods Ended September 30, 2002 and 2001                         4

   Consolidated Statements of Comprehensive Income -
   For the Periods Ended September 30, 2002 and 2001                         5

   Consolidated Statements of Shareholders' Equity -
   For the Periods Ended September 30, 2002 and 2001                         6

   Consolidated Statements of Cash Flows -
   For the Periods Ended September 30, 2002 and 2001                         7


   Notes To Consolidated Financial Statements                                8

 Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition                  14

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk        26

 Item 4 - Controls and Procedures                                           29


Part II.  Other Information

 Item 5 - Other Information                                                 30

 Item 6 - Exhibits and Reports on Form 8-K                                  30

 Signatures                                                                 32

 Certifications                                                             33

Part I.  Financial Information
Item 1 - Financial Statements



                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets


                                                          September 30,       December 31,     September 30,
($ in thousands-unaudited)                                   2002                 2001             2001
------------------------------------------------------------------------------------------------------------

ASSETS
Cash & due from banks, noninterest-bearing                $    24,332            34,019            33,567

Due from banks, interest-bearing                                1,343            41,552            16,955
Federal funds sold                                             15,227            11,244            11,754
                                                          -----------         ---------         ---------
     Total cash and cash equivalents                           40,902            86,815            62,276
                                                          -----------         ---------         ---------

Securities available for sale (costs of $78,876,
     $95,445, and $96,755)                                     80,630            96,469            98,500

Securities held to maturity (fair values of $15,056,
      $16,746, and $16,980)                                    14,114            16,338            16,347

Presold mortgages in process of settlement                      5,401            10,713             5,020

Loans                                                         983,045           890,310           878,234
   Less:  Allowance for loan losses                           (10,524)           (9,388)           (9,187)
                                                          -----------         ---------         ---------
   Net loans                                                  972,521           880,922           869,047
                                                          -----------         ---------         ---------

Premises and equipment                                         21,613            18,518            17,934
Accrued interest receivable                                     5,661             5,880             6,434
Intangible assets                                              23,376            24,488            21,632
Other                                                           3,963             4,548             3,465
                                                          -----------         ---------         ---------
        Total assets                                      $ 1,168,181         1,144,691         1,100,655
                                                          ===========         =========         =========

LIABILITIES
Deposits: Demand - noninterest-bearing                    $   106,521            96,065            92,824
          Savings, NOW, and money market                      369,670           353,439           318,799
          Time deposits of $100,000 or more                   188,888           189,948           188,392
          Other time deposits                                 350,239           360,829           357,302
                                                          -----------         ---------         ---------
               Total deposits                               1,015,318         1,000,281           957,317
Borrowings                                                     23,000            15,000            15,000
Accrued interest payable                                        2,411             3,480             3,772
Other liabilities                                               6,017             9,204             8,744
                                                          -----------         ---------         ---------
     Total liabilities                                      1,046,746         1,027,965           984,833
                                                          -----------         ---------         ---------

SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Issued and outstanding: 9,126,019,
         9,112,542, and 9,099,571 shares                       48,557            50,134            50,147
Retained earnings                                              71,909            65,915            64,550
Accumulated other comprehensive income                            969               677             1,125
                                                          -----------         ---------         ---------
     Total shareholders' equity                               121,435           116,726           115,822
                                                          -----------         ---------         ---------
          Total liabilities and shareholders' equity      $ 1,168,181         1,144,691         1,100,655
                                                          ===========         =========         =========


See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income

                                                                     Three Months Ended                    Nine Months Ended
                                                                        September 30,                        September 30,
                                                                     ------------------                    -----------------
($ in thousands, except share data-unaudited)                      2002                2001             2002              2001
-------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
Interest and fees on loans                                      $    17,140            17,762           50,010            51,263
Interest on investment securities:
     Taxable interest income                                          1,236             1,605            3,977             4,893
     Tax-exempt interest income                                         172               204              555               611
Other, principally overnight investments                                122               327              598             1,256
                                                                -----------            ------           ------            ------
     Total interest income                                           18,670            19,898           55,140            58,023
                                                                -----------            ------           ------            ------
INTEREST EXPENSE
Savings, NOW and money market                                           943             1,332            2,835             4,311
Time deposits of $100,000 or more                                     1,621             2,657            5,251             7,651
Other time deposits                                                   2,832             4,754            9,697            14,579
Borrowings                                                              258               258              718             1,113
                                                                -----------            ------           ------            ------
     Total interest expense                                           5,654             9,001           18,501            27,654
                                                                -----------            ------           ------            ------
Net interest income                                                  13,016            10,897           36,639            30,369
Provision for loan losses                                               575               238            1,790               766
                                                                -----------            ------           ------            ------
Net interest income after provision
   for loan losses                                                   12,441            10,659           34,849            29,603
                                                                -----------            ------           ------            ------
NONINTEREST INCOME
Service charges on deposit accounts                                   1,733             1,436            5,019             3,636
Other service charges, commissions and fees                             548               489            1,758             1,529
Fees from presold mortgages                                             359               338            1,139               762
Commissions from sales of insurance and financial products              189               184              632               530
Data processing fees                                                     78                55              234               151
Securities gains (losses)                                                (2)               61               25                61
Other gains (losses)                                                    (16)               57              (20)               96
                                                                -----------            ------           ------            ------
     Total noninterest income                                         2,889             2,620            8,787             6,765
                                                                -----------            ------           ------            ------
NONINTEREST EXPENSES
Salaries                                                              3,840             3,281           11,147             9,152
Employee benefits                                                       874               783            2,726             2,082
                                                                -----------            ------           ------            ------
   Total personnel expense                                            4,714             4,064           13,873            11,234
Net occupancy expense                                                   517               443            1,545             1,282
Equipment related expenses                                              546               428            1,537             1,189
Intangibles amortization                                                364               458            1,092             1,065
Other operating expenses                                              2,348             2,116            6,959             5,887
                                                                -----------            ------           ------            ------
     Total noninterest expenses                                       8,489             7,509           25,006            20,657
                                                                -----------            ------           ------            ------

Income before income taxes                                            6,841             5,770           18,630            15,711
Income taxes                                                          2,414             2,006            6,513             5,456
                                                                -----------            ------           ------            ------

NET INCOME                                                      $     4,427             3,764           12,117            10,255
                                                                ===========            ======           ======            ======

Earnings per share:
     Basic                                                      $      0.48              0.41             1.33              1.14
     Diluted                                                           0.48              0.40             1.30              1.11

Weighted average common shares outstanding:
     Basic                                                        9,131,922         9,223,600        9,144,704         9,006,940
     Diluted                                                      9,314,960         9,481,217        9,331,835         9,253,431


See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income




                                                          Three Months Ended          Nine Months Ended
                                                             September 30,               September 30,
                                                          ------------------          -----------------
($ in thousands-unaudited)                                2002          2001          2002          2001
--------------------------------------------------------------------------------------------------------

Net income                                              $ 4,427         3,764        12,117        10,255
Other comprehensive income:
   Unrealized gains (losses) on securities
     available for sale:
     Unrealized holding gains arising
        during the period, pretax                           503         1,045           755         1,397
           Tax expense                                     (193)         (367)         (347)         (489)
     Reclassification to realized losses (gains)              2           (61)          (25)          (61)
           Tax expense (benefit)                             (1)           22            10            22
   Adjustment to minimum pension liability:
     Additional pension charge related to unfunded
       pension liability                                     --            --          (165)           --
     Tax benefit                                             --            --            64            --
                                                        -------         -----        ------        ------
Other comprehensive income                                  311           639           292           869
                                                        -------         -----        ------        ------
Comprehensive income                                    $ 4,738         4,403        12,409        11,124
                                                        =======         =====        ======        ======


See notes to consolidated financial statements.


                         First Bancorp and Subsidiaries
                 Consolidated Statements of Shareholders' Equity



                                                                                                   Accumulated
                                                       Common Stock                                   Other          Share-
                                                   ----------------------           Retained      Comprehensive     holders'
(In thousands, except per share - unaudited)       Shares          Amount           Earnings          Income         Equity
----------------------------------------------------------------------------------------------------------------------------

Balances, January 1, 2001                           8,827         $ 50,148           60,280              256         110,684


Net income                                                                           10,255                           10,255
Cash dividends declared ($0.66 per share)                                            (5,985)                          (5,985)
Common stock issued under
     stock option plan                                 94              567                                               567
Common stock issued into
    dividend reinvestment plan                         13              291                                               291
Common stock issued in acquisitions                   602            9,159                                             9,159
Purchases and retirement of common
     stock                                           (436)         (10,018)                                          (10,018)
Other comprehensive income                                                                               869             869
                                                    -----         --------           ------            -----         -------

Balances, September 30, 2001                        9,100         $ 50,147           64,550            1,125         115,822
                                                    =====         ========           ======            =====         =======



Balances, January 1, 2002                           9,113         $ 50,134           65,915              677         116,726


Net income                                                                           12,117                           12,117
Cash dividends declared ($0.67 per share)                                            (6,123)                          (6,123)
Common stock issued under
     stock option plan                                135              942                                               942
Common stock issued into
     dividend reinvestment plan                        37              867                                               867
Purchases and retirement of common
     stock                                           (159)          (3,768)                                           (3,768)
Tax benefit realized from exercise of
     nonqualified stock options                                        382                                               382
Other comprehensive income                                                                               292             292
                                                    -----         --------           ------            -----         -------

Balances, September 30, 2002                        9,126         $ 48,557           71,909              969         121,435
                                                    =====         ========           ======            =====         =======



See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                                   Nine Months Ended
                                                                                     September 30,
($ in thousands-unaudited)                                                       2002             2001
-------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                      $ 12,117         10,255
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                     1,790            766
     Net security premium (discount) amortization                                    174            (30)
     Gain on disposal of other real estate                                           (11)           (30)
     Gain on sale of securities available for sale                                   (25)           (61)
     Loss on disposal of premises and equipment                                       34             --
     Gain on sale of loans                                                            (3)            (9)
     Proceeds from sales of loans                                                     42             --
     Loan fees and costs deferred, net of amortization                               110             26
     Depreciation of premises and equipment                                        1,347          1,038
     Tax benefit realized from exercise of nonqualified stock options                382             --
     Amortization of intangible assets                                             1,092          1,065
     Deferred income tax expense (benefit)                                          (728)           477
     Decrease in accrued interest receivable                                         219            386
     Decrease (increase) in other assets                                           6,665         (3,149)
     Decrease in accrued interest payable                                         (1,069)        (1,240)
     Increase (decrease) in other liabilities                                     (3,024)         3,522
                                                                                --------         ------
          Net cash provided by operating activities                               19,112         13,016
                                                                                --------         ------
Cash Flows From Investing Activities
     Purchases of securities available for sale                                   (9,728)       (28,001)
     Purchases of securities held to maturity                                         (2)            (1)
     Proceeds from maturities/issuer calls of securities available for sale       25,132         35,924
     Proceeds from maturities/issuer calls of securities held to maturity          2,230          2,894
     Proceeds from sales of securities available for sale                          1,012          2,348
     Net increase in loans                                                       (94,014)       (26,654)
     Purchases of premises and equipment                                          (4,704)        (2,781)
     Net cash received in acquisition of insurance agencies                           --             40
     Net cash paid in acquisition of Century Bancorp                                  --         (8,006)
     Net cash received in purchase of branches                                        --         70,201
                                                                                --------         ------
          Net cash provided (used) by investing activities                       (80,074)        45,964
                                                                                --------         ------
Cash Flows From Financing Activities
     Net increase in deposits                                                     15,037         12,620
     Net proceeds (repayments) of borrowings                                       8,000        (24,700)
     Cash dividends paid                                                          (6,029)        (5,903)
     Proceeds from issuance of common stock                                        1,809            858
     Purchases and retirement of common stock                                     (3,768)       (10,018)
                                                                                --------         ------
          Net cash provided (used) by financing activities                        15,049        (27,143)
                                                                                --------         ------

Increase (Decrease) In Cash And Cash Equivalents                                 (45,913)        31,837
Cash And Cash Equivalents, Beginning Of Period                                    86,815         30,439
                                                                                --------         ------
Cash And Cash Equivalents, End Of Period                                        $ 40,902         62,276
                                                                                ========         ======

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the period for:
     Interest                                                                   $ 19,570         28,649
     Income taxes                                                                 10,936            735
Non-cash transactions:
     Transfer of securities from held to maturity to available for sale -
       fair value                                                                     --         31,220
     Common stock issued in acquisitions                                              --          9,159
     Unrealized gain on securities available for sale, net of taxes                  393            869
     Foreclosed loans transferred to other real estate                               476            517
     Premises and equipment transferred to other real estate                         228            425


See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                   Notes To Consolidated Financial Statements


--------------------------------------------------------------------------------

(unaudited)       For the Periods Ended September 30, 2002 and 2001
--------------------------------------------------------------------------------

Note 1 - Basis of Presentation
     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 2002 and 2001 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 2002 and 2001. Reference is made to the 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (Statement 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. The Company adopted this statement July 1, 2001. Statement 142 requires that all goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that identifiable intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Certain provisions of Statement 142 relating to business combinations consummated after June 30, 2001 were adopted by the Company on July 1, 2001. The remaining provisions were adopted on January 1, 2002. In connection with Statement 142's transitional goodwill impairment evaluation, the statement required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. The Company completed this assessment during the first quarter of 2002 and determined that there was no goodwill impairment. See Note 7 for additional disclosures related to Statement 142.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. Statement 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement 144 also supersedes Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement was adopted by the Company on January 1, 2002 and did not have a material impact on the Company's financial statements.

     In August 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (Statement 146), which addresses financial accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In Statement 146, the Board acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. An obligation becomes a present obligation when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Statement 146 also establishes that fair value is the objective for the initial measurement of the liability. Statement 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt the provisions of this statement effective January 1, 2003 and will apply the provisions to any exit or disposal activities initiated after that date.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" (Statement 147), which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. This standard removes certain acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Bank or Thrift Institutions" (Statement 72). This statement requires financial institutions to reclassify goodwill arising from a qualified business acquisition from Statement 72 goodwill to goodwill subject to the provisions of Statement 142. The reclassified goodwill will no longer be amortized but will be subject to an annual impairment test, pursuant to Statement 142. The Company will adopt Statement 147 in the fourth quarter of 2002. As of September 30, 2002, the Company had $17,248,000 in unamortized Statement 72 goodwill that arose from various branch acquisitions over the years, with amortization expense of Statement 72 goodwill amounting to $1,069,000 for the nine months ended September 30, 2002. The Company has not yet determined how much, if any, of its Statement 72 goodwill will meet the requirements of Statement 147 for reclassification as Statement 142 goodwill. In the event that any portion of the Company's Statement 72 goodwill is reclassified as Statement 142 goodwill, Statement 147 will require the Company to retroactively restate its previously issued 2002 financial statements to reverse reclassified Statement 72 goodwill amortization expense recorded in the first three quarters of the 2002 fiscal year.


Note 3 - Reclassifications
     Certain amounts reported in the period ended September 30, 2001 have been reclassified to conform with the presentation for September 30, 2002. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 - Earnings Per Share
     Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share includes the potentially dilutive effects of the Company's stock option plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                      For the Three Months Ended September 30,
                                     -----------------------------------------------------------------------------
                                                     2002                                  2001
                                     ------------------------------------    -------------------------------------
                                     Income         Shares         Income    Shares
($ in thousands except per           (Numer-       (Denom-      Per Share    (Numer-       (Denom-       Per Share
    share amounts)                    ator)        inator)        Amount      ator)        inator)         Amount
-----------------------------         -----        -------        ------      -----        -------         ------
Basic EPS
  Net income                       $   4,427      9,131,922      $   0.48   $   3,764      9,223,600       $  0.41
                                                                 ========                                  =======
Effect of Dilutive Securities             --        183,038                        --        257,617
                                   ---------      ---------                 ---------      ---------
Diluted EPS                        $   4,427      9,314,960      $   0.48   $   3,764      9,481,217       $  0.40
                                   =========      =========      ========   =========      =========       =======


                                                       For the Nine Months Ended September 30,
                                     -----------------------------------------------------------------------------
                                                     2002                                  2001
                                     ------------------------------------    -------------------------------------
                                     Income         Shares         Income    Shares
($ in thousands except per           (Numer-       (Denom-      Per Share    (Numer-       (Denom-       Per Share
    share amounts)                    ator)        inator)        Amount      ator)        inator)         Amount
-----------------------------         -----        -------        ------      -----        -------         ------
Basic EPS
  Net income                       $  12,117      9,144,704      $   1.33   $  10,255      9,006,940       $  1.14
                                                                 ========                                  =======
Effect of Dilutive Securities             --        187,131                        --        246,491
                                   ---------      ---------                 ---------      ---------
Diluted EPS                        $  12,117      9,331,835      $   1.30   $  10,255      9,253,431       $  1.11
                                   =========      =========      ========   =========      =========       =======


     For the three and nine month periods ended September 30, 2002, there were options of 0 and 24,000, respectively, that were antidilutive since the exercise price exceeded the average market price for their respective periods. Antidilutive options for the three and nine month periods ended September 30, 2001 amounted to 24,000 and 154,250, respectively. Antidilutive options have been omitted from the calculation of diluted earnings per share for their respective periods.

Note 5 - Asset Quality Information

     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. Nonperforming assets are summarized as follows:

                                                       September 30,   December 31,   September 30,
        ($ in thousands)                                    2002           2001           2001
        -------------------------------------------------------------------------------------------
        Nonperforming loans:
           Nonaccrual loans                                $3,009          3,808          4,540
           Restructured loans                                  73             83            166
           Accruing loans > 90 days past due                   --             --             --
                                                           ------          -----          -----
        Total nonperforming loans                           3,082          3,891          4,706
        Other real estate                                   1,277          1,253          1,146
                                                           ------          -----          -----
        Total nonperforming assets                         $4,359          5,144          5,852
                                                           ======          =====          =====

        Nonperforming loans to total loans                   0.31%          0.44%          0.54%
        Nonperforming assets as a percentage of loans
             and other real estate                           0.44%          0.58%          0.67%
        Nonperforming assets to total assets                 0.37%          0.45%          0.53%
        Allowance for loan losses to total loans             1.07%          1.05%          1.05%


================================================================================

Note 6 - Deferred Loan Fees
     Loans are shown on the Consolidated Balance Sheets net of net deferred loan fees of approximately $768,000, $658,000, and $719,000 at September 30, 2002,
December 31, 2001, and September 30, 2001, respectively.

Note 7 - Goodwill and Other Intangible Assets
     The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of September 30, 2002 and December 31, 2001 and the carrying amount of unamortized intangible assets as of September 30, 2002, and December 31, 2001. Amounts presented are prior to any potential effects related to the fourth quarter 2002 adoption of Statement 147, as discussed in Note 2 above.

                                                                   September 30, 2002                 December 31, 2001
                                                            --------------------------------   ----------------------------------
                                                            Gross Carrying      Accumulated    Gross Carrying        Accumulated
                                                                Amount          Amortization      Amount             Amortization
---------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
        Amortized intangible assets:
           Customer lists                                      $   243               19              243                7
           Core deposit premium related to whole-bank
                acquisition                                        335              257              335              246

           Branch acquisitions                                  20,196            2,948           20,180            1,879
                                                               -------            -----           ------            -----
                Total                                          $20,774            3,224           20,758            2,132
                                                               =======            =====           ======            =====

        Unamortized intangible assets:
           Goodwill                                            $ 5,609                             5,609
                                                               =======                             =====
           Pension                                             $   217                               253
                                                               =======                               ===


     The following table presents the estimated amortization expense for intangible assets for each of the five calendar years ending December 31, 2006 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets. The table does not reflect any potential effects related to the fourth quarter 2002 adoption of Statement 147 as discussed in Note 2 above.

                                     Estimated
     (Dollars in thousands)     Amortization Expense
                                --------------------
              2002                    $ 1,456
              2003                      1,454
              2004                      1,453
              2005                      1,448
              2006                      1,371
           Thereafter                  11,460
                                      -------
             Total                    $18,642
                                      =======

     The following tables present the adjusted effect on net income and on basic and diluted earnings per share excluding the amortization of goodwill for the three months ended September 30, 2002 and 2001, the nine months ended September 30, 2002 and 2001, and for the years ended December 31, 2001, 2000 and 1999, excluding any potential impact of the adoption of SFAS No. 147 in the fourth quarter of 2002:

                                        For the Three Months Ended September 30,
(Dollars in thousands, except           ----------------------------------------
earnings per share amounts)                        2002          2001
---------------------------------------------    ---------      -----
Reported net income                              $   4,427      3,764
Add back:  Goodwill amortization                        --        147
                                                 ---------      -----
     Adjusted net income                         $   4,427      3,911
                                                 =========      =====
Basic earnings per share:
     As reported                                 $    0.48       0.41
     Goodwill amortization                              --       0.01
                                                 ---------      -----
        Adjusted basic earnings per share        $    0.48       0.42
                                                 =========      =====
Diluted earnings per share:
     As reported                                 $    0.48       0.40
     Goodwill amortization                              --       0.01
                                                 ---------      -----
        Adjusted diluted earnings per share      $    0.48       0.41
                                                 =========      =====


                                        For the Nine Months Ended September 30,
(Dollars in thousands, except           ----------------------------------------
earnings per share amounts)                        2002          2001
---------------------------------------------    ---------      -----

Reported net income                               $ 12,117     10,255
Add back:  Goodwill amortization                        --        360
                                                  --------     ------
     Adjusted net income                          $ 12,117     10,615
                                                  ========     ======
Basic earnings per share:
     As reported                                  $   1.33       1.14
     Goodwill amortization                              --       0.04
                                                  --------     ------
        Adjusted basic earnings per share         $   1.33       1.18
                                                  ========     ======
Diluted earnings per share:
     As reported                                  $   1.30       1.11
     Goodwill amortization                              --       0.04
                                                  --------     ------
        Adjusted diluted earnings per share       $   1.30       1.15
                                                  ========     ======

                                                For the Years Ended December 31,
(Dollars in thousands, except                   --------------------------------
earnings per share amounts)                        2002          2001       1999
---------------------------------------------    ---------      -----       ----

Reported net income                               $ 13,616      9,342     11,854
Add back:  Goodwill amortization                       511        373        373
                                                  --------      -----     ------
     Adjusted net income                          $ 14,127      9,715     12,227
                                                  ========      =====     ======
Basic earnings per share:
     As reported                                  $   1.51       1.05       1.32
     Goodwill amortization                            0.05       0.04       0.04
                                                  --------      -----     ------
        Adjusted basic earnings per share         $   1.56       1.09       1.36
                                                  ========      =====     ======
Diluted earnings per share:
     As reported                                  $   1.47       1.03       1.27
     Goodwill amortization                            0.05       0.04       0.04
                                                  --------      -----     ------
        Adjusted diluted earnings per share       $   1.52       1.07       1.31
                                                  ========      =====     ======

Note 8.  Accumulated Other Comprehensive Income

     Shareholders' equity includes a line item entitled "Accumulated Other Comprehensive Income," which is comprised of the following components:

                                                        September 30,   December 31,  September 30,
                                                            2002            2001           2001
                                                            ----            ----           ----
Unrealized gain on securities available for sale          $ 1,754          1,024          1,745
     Deferred tax liability                                  (684)          (347)          (620)
                                                          -------          -----          -----
Net unrealized gain on securities available for sale        1,070            677          1,125
                                                          -------          -----          -----
Additional minimum pension liability                         (165)            --             --
     Deferred tax asset                                        64             --             --
                                                          -------          -----          -----
Net additional minimum pension liability                     (101)            --             --
                                                          -------          -----          -----
Total accumulated other comprehensive income              $   969            677          1,125
                                                          =======          =====          =====


Note 9 - Merger and Acquisition Activity

     On April 30, 2002, the Company reported that it had agreed to purchase the RBC Centura bank branch in Broadway, North Carolina. The branch has approximately $11 million in deposits and $4 million in loans. The Company agreed to pay RBC Centura a deposit premium of 7% of the average daily deposit base in the month leading up to the completion of the purchase. The transaction was completed on October 4, 2002. Intangible assets amounting to $722,000 were recorded in connection with the completion of the transaction.

     On July 16, 2002, the Company reported that it had agreed to acquire Carolina Community Bancshares, Inc. (CCB). As of June 30, 2002, CCB had total assets of approximately $67 million, with total loans of $46 million, total deposits of $56 million, and total shareholders' equity of $8.4 million. CCB operates out of three branches in Dillon County, South Carolina, with its headquarters and one of its branches located in Latta, and two branches in the city of Dillon. The terms of the agreement call for shareholders of Carolina Community to receive 0.8 shares of First Bancorp stock and $20.00 in cash for each share of Carolina Community stock they own. At the date of the announcement, the total deal value amounted to approximately $17.7 million. The transaction is expected to be completed in the first quarter of 2003. This represents the Company's first entry into South Carolina. Dillon County, South Carolina is contiguous to Robeson County, North Carolina, a county where the Company operates four branches.

     Also see Note 10 - Subsequent Event - Merger and Acquisition Activity

Note 10 - Subsequent Event - Merger and Acquisition Activity

     On October 7, 2002, the Company announced that its insurance subsidiary, First Bank Insurance Services, Inc., had reached an agreement to acquire Uwharrie Insurance Group, a Montgomery County based property and casualty insurance agency. With eight employees, Uwharrie Insurance Group, Inc. serves approximately 5,000 customers, primarily from its Troy-based headquarters. The transaction is subject to regulatory approval and is scheduled to be completed on January 2, 2003.

Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition


RESULTS OF OPERATIONS

OVERVIEW

     Net income for the three months ended September 30, 2002 amounted to $4,427,000, or $0.48 per diluted share, a 20.0% increase in diluted earnings per share over the net income of $3,764,000, or $0.40 per diluted share, recorded in the third quarter of 2001. Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142, titled "Goodwill and Other Intangible Assets" (Statement 142), the Company discontinued the amortization of certain of its intangible assets, which effectively increased earnings by $147,000, or 1.6 cents per share, over what would have been recorded under previous accounting standards during the third quarter of 2002. Nonrecurring items of income/expense were insignificant for the third quarter of 2002, while nonrecurring gains of approximately one cent per share were realized in the third quarter of 2001.

     Net income for the nine months ended September 30, 2002 amounted to $12,117,000, or $1.30 per diluted share, a 17.1% increase in diluted earnings per share over the $1.11 per diluted share for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, the discontinuation of amortization of certain intangible assets effectively increased earnings by $441,000, or 4.7 cents per diluted share, over what would have been recorded prior to the adoption of Statement 142. Nonrecurring items of income/expense were insignificant for the nine months ended September 30, 2002, while nonrecurring gains of approximately one cent per share were realized in the nine months ended September 30, 2001.

     In October 2002, the Financial Accounting Standards Board issued Statement No. 147, titled "Acquisitions of Certain Financial Institutions," which requires companies to cease amortization of unidentifiable intangible assets associated with certain branch acquisitions. The Company has not determined what effect, if any, the adoption of this statement in the fourth quarter of 2002 will have on the Company. See Notes 2 and 7 to the consolidated financial statements for additional discussion.

     The reported earnings for the third quarter of 2002 represent a return on average assets of 1.51% and a return on average equity of 14.55%. Other key performance indicators for the third quarter of 2002 were a net interest margin of 4.78%, an efficiency ratio of 52.95%, a nonperforming asset to total asset ratio of 0.37%, and an annualized net charge-offs to average loans ratio of 0.09%. The Company's annualized return on average assets for the first nine months of 2002 was 1.41% compared to 1.34% for the first nine months of 2001. The Company's return on average equity for the first nine months of 2002 was 13.51% compared to 11.91% for the first nine months of 2001.

     The increases in earnings for the three and nine month periods in 2002 compared to the same periods in 2001 were primarily a result of higher net interest income and noninterest income, the effects of which were partially offset by an increase in the provision for loan losses and higher noninterest expenses. Higher net interest margins and a higher level of average loans and deposits caused the increases in net interest income. Noninterest income and noninterest expense have increased in 2002 as a result of the Company's overall growth. Noninterest income has also been positively affected by increased mortgage loan refinancing activity that has increased mortgage origination fees, as well as the offering of a check overdraft product beginning in August 2001 that has increased fees earned on deposit accounts. The increases in the provision for loan losses in 2002 have been primarily a result of higher loan growth in 2002 compared to 2001.

COMPONENTS OF EARNINGS

     Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three and nine month periods ended September 30, 2002 amounted to $13,016,000 and $36,639,000, respectively, increases of $2,119,000 and $6,270,000, or 19.4% and 20.6%, over the amounts of $10,897,000 and
$30,369,000 recorded in the same three and nine month periods in 2001, respectively.

     There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and
2) the Company's net interest margin. For the three and nine months ended September 30, 2002, both factors contributed to the increase in the amount of net interest income realized by the Company compared to the same periods in 2001.

     The following tables present average balances and average rates earned/paid by the Company for the periods indicated.

                                                               For the Three Months Ended September 30,
                                            --------------------------------------------------------------------------
                                                             2002                                   2001
                                            -----------------------------------    ------------------------------------
                                                                       Interest                                Interest
                                              Average       Average     Earned       Average       Average      Earned
($ in thousands)                              Volume         Rate      or Paid       Volume         Rate       or Paid
                                              ------         ----      -------       ------         ----       -------
Assets
Loans (1)                                   $  979,489       6.94%      $17,140    $  873,959       8.06%      $17,762
Taxable securities                              82,822       5.92%        1,236       103,206       6.17%        1,605
Non-taxable securities (2)                      13,930       8.52%          299        16,183       8.43%          344
Short-term investments,
    principally federal funds                   14,878       3.25%          122        24,882       5.21%          327
                                            ----------                   ------    ----------                   ------
Total interest-earning assets                1,091,119       6.83%       18,797     1,018,230       7.81%       20,038
                                                                         ------                                 ------

Liabilities
Savings, NOW and money
    market deposits                            370,519       1.01%          943       319,457       1.65%        1,332
Time deposits >$100,000                        181,422       3.54%        1,621       179,022       5.89%        2,657
Other time deposits                            348,301       3.23%        2,832       360,358       5.23%        4,754
                                             ---------                  -------     ---------                   ------
     Total interest-bearing deposits           900,242       2.38%        5,396       858,837       4.04%        8,743
Borrowings                                      28,430       3.60%          258        14,989       6.83%          258
                                             ---------                  -------     ---------                   ------
Total interest-bearing liabilities             928,672       2.42%        5,654       873,826       4.09%        9,001
                                                                        -------                                 ------
Non-interest-bearing deposits                  102,519                                 87,315
Net yield on interest-earning
  assets and  net interest income                            4.78%      $13,143                     4.30%      $11,037
                                                                        =======                                =======
Interest rate spread                                         4.41%                                  3.72%

Average prime rate                                           4.75%                                  6.58%



(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2) Includes tax-equivalent adjustments of $127,000 and $140,000 in 2002 and 2001, respectively, to reflect the federal and state benefit of the tax-exempt securities, reduced by the related nondeductible portion of interest expense.

                                                               For the Nine Months Ended September 30,
                                            --------------------------------------------------------------------------
                                                             2002                                   2001
                                            -----------------------------------    ------------------------------------
                                                                       Interest                                Interest
                                              Average       Average     Earned       Average       Average      Earned
($ in thousands)                              Volume         Rate      or Paid       Volume         Rate       or Paid
                                              ------         ----      -------       ------         ----       -------
Assets
Loans (1)                                  $   943,017       7.09%     $ 50,010    $  814,105       8.42%    $ 51,263
Taxable securities                              88,102       6.04%        3,977        99,362       6.58%       4,893
Non-taxable securities (2)                      15,118       8.48%          959        16,329       8.71%       1,064
Short-term investments,
    principally federal funds                   31,730       2.52%          598        34,462       4.87%       1,256
                                           -----------                 --------    ----------                 --------
Total interest-earning assets                1,077,967       6.89%       55,544       964,258       8.11%      58,476
                                                                       --------                               --------
Liabilities
Savings, NOW and money
    market deposits                            365,151       1.04%        2,835       290,513       1.98%       4,311
Time deposits >$100,000                        182,772       3.84%        5,251       164,866       6.20%       7,651
Other time deposits                            352,217       3.68%        9,697       341,612       5.71%      14,579
                                           -----------                 --------    ----------                ---------
     Total interest-bearing deposits           900,140       2.64%       17,783       796,991       4.45%      26,541
Borrowings                                      19,458       4.93%          718        22,659       6.57%       1,113
                                           -----------                 --------    ----------                ---------
Total interest-bearing liabilities             919,598       2.69%       18,501       819,650       4.51%      27,654
                                                                       --------                              ---------
Non-interest-bearing deposits                  100,824                                 81,135
Net yield on interest-earning
  assets and  net interest income                            4.59%     $  37,043                    4.27%    $ 30,822
                                                                       =========                             ========
Interest rate spread                                         4.20%                                  3.60%

Average prime rate                                           4.75%                                  7.50%

----------------------------------------------------------------------------------------------------------------------

(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2) Includes tax-equivalent adjustments of $404,000 and $453,000 in 2002 and 2001, respectively, to reflect the federal and state benefit of the tax-exempt securities, reduced by the related nondeductible portion of interest expense.

     The increase in average loans and deposits in 2002 compared to 2001 has been as a result of both 1) internally generated growth and 2) growth resulting from acquisitions. While the Company did not complete any acquisitions in the first nine months of 2002, during 2001 the Company completed three acquisitions with total loans of $116.2 million and total deposits of $204.6 million. These acquisitions took place in the first, second, and fourth quarters of 2001 and thus only partially affected the average balances for 2001 in the tables above (but are fully reflected in the 2002 average balances). Internally generated loan and deposit growth also contributed to the higher amount of average loans and deposits outstanding. See additional discussion regarding the nature of the growth in loans and deposits in the section entitled "Financial Condition" below. The effect of these higher amounts of average loans and deposits was to increase net interest income in 2002.

     The Company's net interest margin increased for the third consecutive quarter, amounting to 4.78% in the third quarter of 2002 compared to the 4.30% margin realized in the third quarter of 2001. The Company's net interest margin for the first nine months of 2002 was 4.59% compared to 4.27% for the first nine months of 2001. The increase in the Company's net interest margin in 2002 has been primarily due to the stable interest rate environment experienced during the year - for the first nine months of 2002, there were no changes to interest rates initiated by the Federal Reserve. This allowed a significant portion of the Company's time deposits that were originated during periods of higher interest rates and matured during 2002 to reprice at lower levels. A majority of the Company's rate sensitive interest-earning assets repriced lower immediately upon the rate cuts by the Federal Reserve in 2001, and thus have not experienced further rate reductions in 2002. As discussed in "Item 3 - Quantitative and Qualitative Disclosures About Market Risk", the November 6, 2002 50 basis point reduction in interest rates initiated by the the Federal Reserve is expected to negatively impact (at least temporarily) the Company's net interest margin.

     The provision for loan losses for the third quarter of 2002 was $575,000, $337,000 more than the $238,000 recorded in the third quarter of 2001. For the nine months ended September 30, 2002, the provision for loan losses was $1,790,000 compared to $766,000 for the nine months ended September 30, 2001. The increases in the provision for loan losses in 2002 have primarily been a result of significantly higher loan growth. Net internal loan growth (excludes loans assumed in acquisitions) for the third quarter of 2002 amounted to $13.6 million compared to $9.0 million in the third quarter of 2001. Net internal loan growth for first nine months of 2002 amounted to $92.7 million compared to $25.3 million in the first nine months of 2001. Asset quality ratios have generally improved slightly when comparing September 30, 2002 to the prior year.

     Noninterest income for the three and nine month periods ended September 30, 2002 amounted to $2,889,000 and $8,787,000 respectively, increases of 10.3% and 29.9% over the amounts recorded in the same three and nine month periods in 2001. Within noninterest income, service charges on deposit accounts experienced the largest increase in 2002, amounting to $1,733,000 in the third quarter of 2002, a 20.7% increase over the $1,436,000 recorded in the same quarter of 2001, and $5,019,000 for the first nine months of 2002, a 38.0% increase over the $3,636,000 recorded in the first nine months of 2001. In addition to an approximate 10% growth in the Company's transaction accounts over the past twelve months, another significant reason for the increase in service charges on deposit accounts when comparing the third quarter of 2002 to the third quarter of 2001 is the introduction of a product in August 2001 that charges a fee for allowing customers to overdraw their deposit account. This product has generated approximately $100,000-$125,000 in fees per month (net of related expenses) since its introduction. As it relates to comparing service charges on deposit accounts for the first nine months in 2002 to the same period in 2001, in addition to the aforementioned overdraft deposit product, in 2002, the Company realized a full nine months of service charges relating to the acquisition of four bank branches on March 26, 2001 and one branch in December 2001. These branches had a high level of transaction accounts (non-time deposits), $84.8 million in total, which afforded the Company the opportunity to earn deposit service charges.

     Also contributing to the increase in noninterest income was "other service charges, commissions, and fees," which increased from $489,000 in the third quarter of 2001 to $548,000 in the third quarter of 2002, a 12.1% increase. For the nine months ended September 30, 2002, this category of noninterest income amounted to $1,758,000, a 15.0% increase compared to the $1,529,000 recorded in the first nine months of 2001. This category of noninterest income includes items such as safety deposit box rentals, check cashing fees, credit card and merchant income, and ATM surcharges. This category of income grew primarily because of increases in these activity-related fee services as a result of overall growth in the Company's total customer base, including growth achieved from acquisitions.

     Fees from presold mortgages for the three and nine month periods ended September 30, 2002 amounted to $359,000 and $1,139,000, respectively, increases of 6.2% and 49.5% over the amounts recorded in the comparable periods in 2001. The increases in 2002 have been due to a higher level of mortgage loan refinancings caused by the lower interest rate environment.

     Commissions from sales of insurance and financial products for the three and nine month periods ended September 30, 2002 amounted to $189,000 and $632,000, respectively, increases of 2.7% and 19.2% over the amounts recorded in the comparable periods in 2001. This line item includes commissions the Company receives from three sources - 1) sales of credit insurance associated with new loans, 2) commissions from the sales of investment, annuity, and long-term care insurance products, and 3) commissions from the sale of property and casualty insurance. The following table presents these components for the three and nine month periods ended September 30, 2002 compared to the same periods in 2001:

                                                         Three Months Ended September 30,        Nine Months Ended September 30,
                                                      ------------------------------------------------------------------------------
                                                      2002      2001   $ Change    % Change   2002     2001   $ Change     % Change
                                                      ----      ----   --------    --------   ----     ----   --------     --------
Commissions earned from:
Sales of credit insurance                             $ 66       74       (8)       (10.8)%   $305      298         7          2.3%
Sales of investment, annuity, and long
     term care insurance                                65       64        1          1.6%     177      176         1          0.6%
Sales of property and casualty insurance                58       46       12         26.1%     150       56        94        167.9%
                                                      ----      ---       --         ----     ----      ---       ---        -----
     Total                                            $189      184        5          2.7%    $632      530       102         19.2%
                                                      ====      ===       ==         ====     ====      ===       ===        =====

     Commissions from the sale of property and casualty insurance began to be realized upon the May 2001 completion of the purchase of two insurance companies that specialized in such insurance. Property and casualty insurance commissions are expected to further increase beginning in the first quarter of 2003 as a result of the pending acquisition of Uwharrie Insurance Group, which is scheduled to be completed on January 2, 2003. See Note 10 to the consolidated financial statements for additional discussion.

     Data processing fees for the three and nine month periods ended September 30, 2002 amounted to $78,000 and $234,000, respectively, increases of 41.8% and 55.0% over the amounts recorded in the comparable periods in 2001. Data processing fees have increased as a result of increases in transactions processed - the institutions that the Company provides data processing services to have increased in size. In addition, the nine month period of 2002 benefited from fees the Company earned as a result of a special project completed for one of its data processing clients in the second quarter of 2002.

     Noninterest expenses for the three and nine months ended September 30, 2002 amounted to $8,489,000 and $25,006,000, respectively, increases of 13.1% and 21.1% from the amounts recorded in the same three and nine month periods in 2001. The increase in noninterest expenses occurred in all categories and is associated with the overall growth of the Company in terms of branch network, employees and customer base, including the incremental expenses associated with the Company's acquisitions. In addition to the typical cash expenses associated with the growth, the Company also recorded a total of $364,000 and $1,092,000 in non-cash intangible amortization expense in the three and nine month periods ended September 30, 2002, respectively, compared to $458,000 and $1,065,000 for the same periods in 2001. See Notes 2 and 7 to the financial statements above for additional discussion regarding the accounting for intangible assets, including changes in accounting that may impact the Company beginning in the fourth quarter of 2002.

     The provision for income taxes was $2,414,000 in the third quarter of 2002 compared to $2,006,000 in the third quarter of 2001. The provision for income taxes for the nine months ended September 30, 2002 amounted to $6,513,000 compared to $5,456,000 for the first nine months of 2001. The effective tax rates did not vary significantly among the periods presented, amounting to approximately 35%. In the normal course of business, the Company carries out various tax planning initiatives in order to control its effective tax rate.

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

     The assets and liabilities assumed in the first two acquisitions above were reflected in the Company's September 30, 2001 balance sheet, and thus when comparing the balance sheet at September 30, 2002 to September 30, 2001, the only external growth affecting overall growth is the December branch purchase (Salisbury branch). Income and expense associated with the acquisitions affected the Company's 2001 income statement beginning on their respective acquisition dates.

     The following table presents information regarding the nature of the Company's growth since September 30, 2001.

                                                                       Growth from
                                           Balance at                 acquisitions   Balance at      Total     Percentage growth,
                                            beginning       Internal   (Salisbury      end of     percentage        excluding
   October 1, 2001 to                       of period        growth      branch        period       growth        acquisitions
   September 30, 2002                                                   purchase)
   ---------------------------             ----------       --------  ------------   ----------   ----------   ------------------


Loans                                      $  878,234        95,540       9,271        983,045        11.9%          10.9%
                                           ==========        ======      ======      =========        ====           ====

Deposits - Noninterest bearing             $   92,824         8,911       4,786        106,521        14.8%           9.6%
Deposits - Savings, NOW, and Money Market     318,799        32,488      18,383        369,670        16.0%          10.2%
Deposits - Time>$100,000                      188,392          (619)      1,115        188,888         0.3%          (0.3%)
Deposits - Time<$100,000                      357,302       (13,097)      6,034        350,239        (2.0)%         (3.7%)
                                           ----------        ------      ------      ---------         ---            ---
   Total deposits                          $  957,317        27,683      30,318      1,015,318         6.1%           2.9%
                                           ==========        ======      ======      =========         ===            ===
    January 1, 2002 to
    September 30, 2002
   ---------------------------
Loans                                      $  890,310        92,735          --        983,045        10.4%          10.4%
                                           ==========        ======      ======      =========         ===            ===

Deposits - Noninterest bearing             $   96,065        10,456          --        106,521        10.9%          10.9%
Deposits - Savings, NOW, and Money Market     353,439        16,231          --        369,670         4.6%           4.6%
Deposits - Time>$100,000                      189,948        (1,060)         --        188,888        (0.6%)         (0.6%)
Deposits - Time<$100,000                      360,829       (10,590)         --        350,239        (2.9%)         (2.9%)
                                           ----------        ------      ------      ---------         ---            ---
   Total deposits                          $1,000,281        15,037          --      1,015,318         1.5%           1.5%
                                           ==========        ======      ======      =========         ===            ===

     The first table presents the Company's growth in loans and deposits for the twelve months ended September 30, 2002. This table reflects that almost all of the Company's growth in loans has been as a result of internal growth, whereas a majority of the Company's deposit growth came from its branch acquisition.

     The second table presents the Company's growth in loans and deposits for the nine months ended September 30, 2002. This table reflects the high growth rate of loans (13.9% annualized) experienced by the Company and the relatively flat deposit growth. Both tables reflect a slight shift in the Company's mix of deposits from time deposits to non-time deposits. The Company views this shift as favorable, as non-time deposits generally carry lower rates and present more opportunities for fees than do time deposits.

     The Company's level of borrowings did not vary materially among the periods presented, amounting to $23 million at September 30, 2002, compared to $15 million at December 31, 2001 and September 30, 2001. See "LIQUIDITY AND COMMITMENTS AND CONTINGENCIES" below for further discussion.

     Total assets at September 30, 2002 amounted to $1,168,181,000, 6.1% higher than a year earlier. Total loans at September 30, 2002 amounted to $983,045,000, an 11.9% increase from a year earlier, and total deposits amounted to $1,015,318,000 at September 30, 2002, a 6.1% increase from a year earlier.


NONPERFORMING ASSETS

     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. Nonperforming assets are summarized as follows:

                                                  September 30,  December 31,   September 30,
     ($ in thousands)                                 2002           2001           2001
---------------------------------------------------------------------------------------------
Nonperforming loans:
   Nonaccrual loans                                  $3,009          3,808          4,540
   Restructured loans                                    73             83            166
   Accruing loans > 90 days past due                     --             --             --
                                                     ------          -----          -----
Total nonperforming loans                             3,082          3,891          4,706
Other real estate                                     1,277          1,253          1,146
                                                     ------          -----          -----

Total nonperforming assets                           $4,359          5,144          5,852
                                                     ======          =====          =====

Nonperforming loans to total loans                     0.31%          0.44%          0.54%
Nonperforming assets as a percentage of loans
     and other real estate                             0.44%          0.58%          0.67%
Nonperforming assets to total assets                   0.37%          0.45%          0.53%
Allowance for loan losses to total loans               1.07%          1.05%          1.05%


     Management has reviewed the collateral for the nonperforming loans and has included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

     The level of nonaccrual loans has decreased during 2002, amounting to $3.0 million at September 30, 2002, compared to $3.8 million at December 31, 2001 and $4.5 million at September 30, 2001. The decrease in the level of nonaccrual loans is primarily the result of paydowns received on one large credit. During the first half of 2001, the Company placed $2.9 million in loans related to one borrower on nonaccrual status. The borrower of this credit has liquidity problems. The loans related to this borrower are collateralized by various real estate properties, which the borrower has been actively selling to pay down the loan balance. The nonaccrual balance of this credit amounted to $1.2 million, $1.9 million, and $2.7 million as of September 30, 2002, December 31, 2001, and September 30, 2001, respectively. The level of restructured loans did not vary materially among the periods presented.

     At September 30, 2002, December 31, 2001, and September 30, 2001, the recorded investment in loans considered to be impaired was $1,564,000,
$2,482,000, and $3,140,000, respectively, all of which were on nonaccrual status. The majority of the impaired loans for each of the three periods presented relates to the same credit noted above that is on nonaccrual status. At September 30, 2002, December 31, 2001, and September 30, 2001, the related allowance for loan losses for these impaired loans was $120,000 (related to two loans with balances totaling $1,209,000, with the remainder of impaired loans having no valuation allowance), $100,000 (related to two loans with a total balance of $271,000, with the remainder of the impaired loans having no valuation allowance), and $75,000 (related to one loan with a balance of $221,000, with the remainder of the impaired loans having no valuation allowance), respectively. The average recorded investments in impaired loans during the nine month period ended September 30, 2002, the year ended December 31, 2001, and the nine months ended September 30, 2001 were approximately $1,919,000, $2,450,000, and $2,442,000, respectively. For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

     The level of the Company's other real estate owned did not vary materially among the periods presented, amounting to $1,277,000, $1,253,000, and $1,146,000, of September 30, 2002, December 31, 2001 and September 30, 2001,
respectively. Other real estate owned consists principally of several parcels of real estate.

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

     The provision for loan losses for the third quarter of 2002 was $575,000, $337,000 more than the $238,000 recorded in the third quarter of 2001. For the nine months ended September 30, 2002, the provision for loan losses was $1,790,000 compared to $766,000 for the nine months ended September 30, 2001. The increases in the provision for loan losses in 2002 have primarily been a result of significantly higher loan growth. Net internal loan growth (excludes loans assumed in acquisitions) for the third quarter of 2002 amounted to $13.6 million compared to $9.0 million in the third quarter of 2001. Net internal loan growth for first nine months of 2002 amounted to $92.7 million compared to $25.3 million in the first nine months of 2001. Asset quality ratios have generally improved slightly when comparing September 30, 2002 to the prior year.

     At September 30, 2002, the allowance for loan losses amounted to $10,524,000, compared to $9,388,000 at December 31, 2001 and $9,187,000 at
September 30, 2001. The allowance for loan losses was 1.07% of total loans as of September 30, 2002 compared to 1.05% as of December 31, 2001 and September 30, 2001. The two basis point increase in this percentage is a result of a slight shift in the composition of the Company's loan portfolio from residential mortgage loans to commercial loans - commercial loans carry a higher reserve percentage in the Company's allowance for loan loss model than do residential mortgage loans. The slight shift from residential mortgage loans to commercial loans has been intentional. Two of the Company's recent bank acquisitions (First Savings Bancorp in September 2000 and Century Bancorp in May 2001) had loan portfolios that were highly concentrated in residential mortgage loans. As many of those loans have refinanced at lower rates over the past 12 months, the Company chose to sell them in the secondary market instead of holding them in the Company's loan portfolio. This strategy was implemented in an effort to shift the Company's loan portfolio to having a higher percentage of commercial loans, which are generally shorter term in nature and have higher interest rates.

     Management believes the Company's allowance levels are adequate to cover probable loan losses on the loans outstanding as of each reporting date. It must be emphasized, however, that the determination of the allowance using the Company's procedures and methods rests upon various judgments and assumptions about economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings.

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

                                                                    Nine Months            Year            Nine Months
                                                                       Ended               Ended             Ended
                                                                    September 30,       December 31,      September 30,
      ($ in thousands)                                                  2002                2001              2001
                                                                        ----                ----              ----

Loans outstanding at end of period                                   $ 983,045            890,310            878,234
                                                                     =========            =======            =======
Average amount of loans outstanding                                  $ 943,017            831,817            814,105
                                                                     =========            =======            =======

Allowance for loan losses, at                                        $   9,388              7,893              7,893
   beginning of period
       Total charge-offs                                                  (761)              (912)              (527)
       Total recoveries                                                    107                131                119
                                                                     ---------            -------            -------
            Net charge-offs                                               (654)              (781)              (408)
                                                                     ---------            -------            -------

Additions to the allowance charged to expense                            1,790              1,151                766
                                                                     ---------            -------            -------
Addition related to loans assumed in corporate acquisitions                 --              1,125                936
                                                                     ---------            -------            -------
Allowance for loan losses, at end of period                          $  10,524              9,388              9,187
                                                                     =========              =====              =====

Ratios:
   Net charge-offs (annualized) as a percent of average loans             0.09%              0.09%              0.07%
   Allowance for loan losses as a
              percent of  loans at end of period                          1.07%              1.05%              1.05%


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

     In addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources - 1) an approximately $175 million line of credit with the Federal Home Loan Bank (of which $23 million has been drawn as of September 30, 2002), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at September 30, 2002), and 3) an approximately $40 million line of credit through the Federal Reserve Bank of Richmond's discount window (none of which was outstanding at September 30, 2002).

     The Company's liquidity declined during the first nine months of 2002 as a result of loan growth of $92.7 million outpacing deposit growth of $15.0 million. This resulted in the Company's loan to deposit ratio increasing from 89.0% at December 31, 2001 to 96.8% at September 30, 2002, and the level of the Company's liquid assets (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) as a percentage of deposits and borrowings decreasing from 20.7% at December 31, 2001 to 13.6% at September 30, 2002.

     In the normal course of business, there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows.

     The following table reflects the contractual obligations of the Company outstanding as of September 30, 2002.

                                                                             Payments Due by Period (in thousands)
                                                    --------------------------------------------------------------------------------
                                                                             On
                                                                           Demand or
      Contractual                                                            Less                                          After
      Obligations                                        Total            than 1 Year        1-3 Years      4-5 Years     5 Years
--------------------------------------              ---------------    ----------------    -------------   -----------  ----------
Overnight borrowings                                 $   13,000            13,000                --                --         --
Long-term debt                                           10,000             5,000                --                --      5,000
Operating leases                                            902               250               233               117        302
                                                     ----------           -------            ------            ------      -----
   Total contractual bligations, excluding
     deposits                                            23,902            18,250               233               117      5,302


Deposits                                              1,015,318           934,810            60,595            19,696        217
                                                     ----------           -------            ------            ------      -----
   Total contractual obligations, including
     deposits                                        $1,039,220           953,060            60,828            19,813      5,519
                                                     ==========           =======            ======            ======      =====

     The $5 million in long-term debt that matures in the "After 5 Years" column above has a call option whereby the lender (the FHLB) may call the debt in 2004. Also, any outstanding borrowings with the FHLB may be accelerated immediately by the FHLB in certain circumstances, including material adverse changes in the condition of the Company or if the Company's qualifying collateral amounts to less than 1.33 times the amount of borrowings outstanding. At September 30, 2002, the Company's qualifying collateral amounted to 11.4 times the amount of borrowings outstanding.

     It has been the experience of the Company that deposit withdrawals are generally replaced with new deposits, thus not requiring any net cash outflow. Based on that assumption, management believes that it can meet its contractual cash obligations from normal operations.

     The amount and expiration period of the Company's other commercial commitments outstanding as of September 30, 2002 has not changed materially since December 31, 2001, detail of which is presented on page 35 of the Company's 2001 Form 10-K.

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

     The Company's management believes its liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet its operating needs in the foreseeable future. The Company will continue to monitor its liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.


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

     At September 30, 2002, the Company's capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents the Company's capital ratios and the regulatory minimums discussed above for the periods indicated.

                                                        September 30,   December 31,  September 30,
                                                            2002            2001          2001
                                                            ----            ----          ----
Risk-based capital ratios:
   Tier I capital to Tier I risk adjusted assets           10.77%          10.99%        11.29%
   Minimum required Tier I capital                          4.00%           4.00%         4.00%

   Total risk-based capital to
       Tier II risk-adjusted assets                        11.80%          11.99%        12.26%
   Minimum required total risk-based capital                8.00%           8.00%         8.00%

Leverage capital ratios:
   Tier I leverage capital to
       adjusted fourth quarter average assets               8.53%           8.44%         8.71%
   Minimum required Tier I leverage capital                 4.00%           4.00%         4.00%


     The Company's capital ratios at September 30, 2002 do not vary materially from their respective amounts at December 31, 2001, whereas the ratios are slightly less than at September 30, 2001. The decrease over the past twelve months has been primarily a result of the Company's growth and the fourth quarter of 2001 acquisition of a branch that resulted in the recording of an intangible asset of $3.2 million.

     The Company's bank subsidiary is also subject to similar capital requirements as those discussed above. The bank subsidiary's capital ratios do not vary materially from the Company's capital ratios presented above. At September 30, 2002, the Company's bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

  SHARE REPURCHASES

     On August 28, 2002, the Company announced an extension of its share repurchase authorization by an additional 200,000 shares. The repurchase of the previous 150,000 share authorization was completed in the third quarter of 2002. During the third quarter of 2002, the Company repurchased 34,600 shares of its own common stock at an average price of $24.84 per share. Total repurchases in the first nine months of 2002 amounted to 159,195 shares at an average price of $23.67 per share.

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

     In 2001, the Company experienced downward pressure on its net interest margin, primarily as a result of the significant decreases in the interest rate environment - the Company's interest-earning assets adjusted downwards quicker and by a greater amount than did the Company's interest-bearing liabilities. In the first quarter of 2002, the Company's 4.36% net interest margin was the highest it had been since the fourth quarter of 2000, primarily as a result of the stable interest rate environment, when for the first time in five quarters, there were no decreases in rates initiated by the Federal Reserve. This allowed a significant portion of the Company's time deposits that were originated during periods of higher interest rates and matured during the quarter to reprice at lower levels, whereas the Company's rate sensitive interest-earning assets had repriced lower immediately upon the rate cuts by the Federal Reserve in 2001, and thus did not experience further rate reductions. There were also no changes in rates in the second or third quarters of 2002, which allowed the Company's time deposits to continue to mature and reprice at lower levels. As a result, the Company's net interest margin for the third quarter of 2002 was 4.78%, its highest level since the Company's merger with First Savings Bancorp in 2000.

     Using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are included in the period of their expected call), at September 30, 2002 the Company had $355.0 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at September 30,

2002 subject to interest rate changes within one year are deposits totaling $369.7 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

     Thus, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates (In fact, as discussed above under the heading "Components of Earnings," a declining interest rate environment during 2001 negatively impacted (at least temporarily) the Company's net interest margin). Generally, when rates change, the Company's interest-sensitive assets that are subject to adjustment reprice immediately and in an amount that is close to the full amount of the change, while the Company's interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. The net effect is that in the twelve month horizon, as rates change, the impact of having a higher level of interest-sensitive liabilities is substantially negated by the later and typically lower proportionate change these liabilities experience compared to interest sensitive assets.

     The Company expects that the impact of the 50 basis point (0.50%) rate cut initiated by the Federal Reserve on November 6, 2002 will be consistent with the foregoing - the Company's net interest margin is expected to be immediately negatively impacted as the Company's interest-sensitive assets reprice downwards sooner and by a greater amount than the Company's interest-sensitive liabilities, followed by a subsequent increase in the net interest margin as the Company's time deposits reprice at lower rates upon their maturity. Competitive pressures in the marketplace could limit or eliminate the subsequent increase in the expected net interest margin.


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

                                             Expected Maturities of Market Sensitive
                                             Instruments Held at September 30, 2002
                    --------------------------------------------------------------------------------

                                                                                                             Average     Estimated
                                                                                                             Interest      Fair
($ in thousands)                   1 Year    2 Years    3 Years    4 Years    5 Years    Beyond     Total     Rate (1)     Value
                                   ------    -------    -------    -------    -------    ------     -----     --------     -----
Due from banks,
   interest bearing            $    1,343         --         --         --         --         --       1,343   1.65%    $    1,343
Federal funds sold                 15,227         --         --         --         --         --      15,227   1.65%        15,227
Debt securities- at
   amortized cost (1) (2)          37,239     13,278     10,276        861      1,619     22,919      86,192   6.24%        87,964
Loans - fixed (3) (4)              99,384     94,543     81,673     68,922    130,224     58,183     532,929   7.62%       542,879
Loans - adjustable (3) (4)        165,740     54,909     67,735     40,111     58,402     60,210     447,107   5.78%       448,969
                               ----------    -------    -------    -------    -------    -------   ---------   ----     ----------
  Total                        $  318,933    162,730    159,684    109,894    190,245    141,312   1,082,798   6.66%    $1,096,382
                               ==========    =======    =======    =======    =======    =======   =========   ====     ==========
Savings, NOW, and  money
   market  deposits            $  369,670         --         --         --         --         --     369,670   0.91%    $  369,670
Time deposits                     457,552     47,655     13,650      4,221     15,832        217     539,127   3.15%       540,918
Borrowings (2)                     18,000         --         --         --         --      5,000      23,000   3.87%        23,356
                               ----------    -------    -------    -------    -------    -------   ---------   ----     ----------
  Total                        $  845,222     47,655     13,650      4,221     15,832      5,217     931,797   2.28%    $  933,944
                               ==========     ======     ======    =======     ======      =====     =======   ====     ==========

(1) Tax-exempt securities are reflected at a tax-equivalent basis using a 35% tax rate.
(2) Callable securities and borrowings with above market interest rates at September 30, 2002 are assumed to mature at their call date for purposes of this table. Mortgage-backed securities are assumed to mature in the period of their expected repayment based on estimated prepayment speeds.
(3)  Excludes nonaccrual loans and allowance for loan losses.
(4) Single-family mortgage loans are assumed to mature in the period of their expected repayment based on estimated prepayment speeds. All other loans are shown in the period of their contractual maturity.

     The Company's long-term interest-earning assets and interest-bearing liabilities each have estimated fair values that are slightly higher than their carrying value. This is due to the yields on these portfolios being higher than market yields at September 30, 2002 for instruments with maturities similar to the remaining term of the portfolios, due to the declining interest rate environment.

     See additional discussion of the Company's net interest margin in the "Components of Earnings" section above.

Item 4.  Controls and Procedures

     Within 90 days of the filing of this report, the Company conducted a review and evaluation of its disclosure controls and procedures, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based upon this review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed is recorded, processed, summarized, and reported in a timely manner.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.


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

Part II.  Other Information

Item 5 - Other Information

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is describing in this report the non-audit services approved in the third quarter of 2002 by the Company's Audit Committee to be performed by KPMG LLP, the Company's external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the company. The Audit Committee has approved the engagement of KPMG for (1) certain tax compliance matters, and (2) issuance of an opinion regarding tax matters associated with the Company's pending acquisition of Carolina Community Bancshares, Inc.

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

3.a.i Copy of Articles of Incorporation of the Company and amendments thereto was filed as Exhibit 3.a.i to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and is incorporated herein by reference.

3.a.ii Copy of the amendment to Articles of Incorporation - adding a new Article Nine was filed as Exhibit 3.a.ii to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and is incorporated herein by reference.

3.a.iii Copy of the amendment to Articles of Incorporation - adding a new Article Ten was filed as Exhibit 3.a.iii to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and is incorporated herein by reference.

3.a.iv Copy of the amendment to Article IV of the Articles of Incorporation was filed as Exhibit 3.a.iv to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and is incorporated herein by reference.

3.a.v Copy of the amendment to Article IV of the Articles of Incorporation was filed as Exhibit 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and is incorporated herein by reference.

3.b Copy of the Bylaws of the Company was filed as Exhibit 3.b to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference.

10.s Definitive Merger Agreement with Carolina Community Bancshares, Inc. dated July 16, 2002 was filed as Exhibit 99.2 to the Company's current report on Form 8-K on July 17, 2002 and is incorporated herein by reference.

21 List of Subsidiaries of the Company was filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference.

99.a Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.b Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


          Copies of Exhibits Are Available Upon Written Request To: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371


(b) The Company filed one report on Form 8-K during the quarter ended September 30, 2002, which was filed on July 17, 2002 reporting its signing of a definitive merger agreement with Carolina Community Bancshares, Inc. The Form 8-K included the original press release announcing the transaction and the related merger agreement.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        FIRST BANCORP


   November 13, 2002                    BY: /s/     James H. Garner
                                        ----------------------------------------
                                                    James H. Garner
                                                       President
                                             (Principal Executive Officer),
                                                 Treasurer and Director


   November 13, 2002                    BY: /s/     Anna G. Hollers
                                        ----------------------------------------
                                                    Anna G. Hollers
                                                Executive Vice President
                                                    and Secretary


   November 13, 2002                    BY: /s/     Eric P. Credle
                                        ----------------------------------------
                                                    Eric P. Credle
                                                Senior Vice President
                                              and Chief Financial Officer

I, James H. Garner, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of First Bancorp;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ James H. Garner
-----------------------
James H. Garner
Chief Executive Officer
November 13, 2002

I, Eric P. Credle, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of First Bancorp;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Eric P. Credle
-----------------------
Eric P. Credle
Chief Financial Officer
November 13, 2002