Form 10-K
FIRST BANCORP /NC/
filed 2003-03-18
CIK 811589

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| YES |_| NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). |X| YES |_| NO

      The aggregate market value of the voting stock, Common Stock, no par value, held by non-affiliates of the registrant, based on the average bid and asked prices of the Common Stock as of the last trading day prior to June 30, 2002 as reported on the NASDAQ National Market System, was approximately $194,803,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares of the Registrant's Common Stock outstanding on February 14, 2003 was 9,375,660.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

================================================================================

                              CROSS REFERENCE INDEX

                                                                                               Begins on
                                                                                                Page (s)
                                                                                                --------
PART I
      Item 1     Business                                                                           4
      Item 2     Properties                                                                        11
      Item 3     Legal Proceedings                                                                 11
      Item 4     Submission of Matters to a Vote of Shareholders                                   12

PART II
      Item 5     Market for the Registrant's Common Stock and Related
                      Shareholder Matters                                                          12
      Item 6     Selected Consolidated Financial Data                                            12, 43
      Item 7     Management's Discussion and Analysis of Results of
                      Operations and Financial Condition                                           12
                    Critical Accounting Policies                                                   12
                    Discussion Regarding Impact of Accounting Methods Used
                       in Mergers and Acquisitions                                                 13
                    Merger and Acquisition Activity                                                14
                    Note Regarding Pro Forma Information                                           17
                    Statistical Information
                       Net Interest Income                                                       20, 44
                       Average Balances and Net Interest Income Analysis                         20, 44
                       Volume and Rate Variance Analysis                                         20, 45
                       Provision for Loan Losses                                                 22, 50
                       Noninterest Income                                                        23, 45
                       Noninterest Expenses                                                      24, 45
                       Income Taxes                                                              25, 46
                       Distribution of Assets and Liabilities                                    27, 46
                       Securities                                                                27, 46
                       Loans                                                                     29, 48
                       Nonperforming Assets                                                      29, 49
                       Allowance for Loan Losses and Loan Loss Experience                        31, 49
                       Deposits                                                                  33, 51
                       Borrowings                                                                  34
                       Liquidity                                                                 34, 52
                       Interest Rate Risk (Including Quantitative
                                  and Qualitative Disclosures About Market Risk)                 36, 52
                       Return on Assets and Equity                                               37, 53
                       Capital Resources and Shareholders' Equity                                37, 53
                       Inflation                                                                   39
                       Current Accounting Matters                                                  40
      Item 7A    Quantitative and Qualitative Disclosures About Market Risk                        42
                 Forward-Looking Statements                                                        42
      Item 8     Financial Statements and Supplementary Data:
                 Consolidated Balance Sheets as of December 31, 2002 and 2001                      55
                 Consolidated Statements of Income for each of the years in the
                      three-year period ended December 31, 2002                                    56
                 Consolidated Statements of Comprehensive Income for each of the
                      years in the three-year period ended December 31, 2002                       57

                                                                                               Begins on
                                                                                                Page (s)
                                                                                                --------
                 Consolidated Statements of Shareholders' Equity for each of the years
                      in the three-year period ended December 31, 2002                             58
                 Consolidated Statements of Cash Flows for each of the years
                      in the three-year period ended December 31, 2002                             59
                 Notes to Consolidated Financial Statements                                        60
                 Independent Auditors' Report                                                      88
                 Selected Consolidated Financial Data                                              43
                 Quarterly Financial Summary                                                       54

      Item 9     Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosures                                                    89

PART III
      Item 10    Directors and Executive Officers of the Registrant; Compliance
                      with Section 16 (a) of the Exchange Act                                      89*
      Item 11    Executive Compensation                                                            89*
      Item 12    Security Ownership of Certain Beneficial Owners and Management                    89*
      Item 13    Certain Relationships and Related Transactions                                    89*
      Item 14    Controls and Procedures                                                           89
      Item 15    Exhibits, Financial Statement Schedules and Reports of Form 8-K                   89

SIGNATURES                                                                                         92
CERTIFICATIONS                                                                                     94

* Information called for by Part III (Items 10 through 13) is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART I

Item 1. Business

General Description

The Company

      First Bancorp (the "Company") is a bank holding company. The principal activity of the Company is the ownership and operation of First Bank (the "Bank"), a state chartered bank with its main office in Troy, North Carolina. The Company also owns and operates three nonbank subsidiaries, Montgomery Data Services, Inc. ("Montgomery Data"), a data processing company, First Bancorp Financial Services, Inc. ("First Bancorp Financial"), which owns and operates various real estate, and First Bancorp Capital Trust I, a statutory business trust created under the laws of the State of Delaware, that issued $20 million in debt securities in October 2002. All of the Company's subsidiaries are fully consolidated for financial reporting purposes.

      The Bank has two wholly-owned subsidiaries, First Bank Insurance Services, Inc. and First Montgomery Financial Services Corporation. First Bank Insurance Services, Inc. ("First Bank Insurance") was acquired as an active insurance agency in 1994 in connection with the Company's acquisition of a bank that had an insurance subsidiary. On December 29, 1995, the insurance agency operations of First Bank Insurance were divested. From December 1995 until October 1999, First Bank Insurance was inactive. In October 1999, First Bank Insurance began operations again as a provider of non-FDIC insured investments and insurance products. First Montgomery Financial Services Corporation ("First Montgomery"), a Virginia company incorporated on November 2, 2001, was formed to acquire real estate in Virginia and lease the property to the Bank. First Troy Realty Corporation ("First Troy") was incorporated on May 12, 1999 and is a subsidiary of First Montgomery. First Troy allows the Bank to centrally manage a portion of its residential, mortgage, and commercial real estate loan portfolio.

      The Company was incorporated in North Carolina on December 8, 1983, as Montgomery Bancorp, for the purpose of acquiring 100% of the outstanding common stock of the Bank through stock-for-stock exchanges. On December 31, 1986, the Company changed its name to First Bancorp to conform its name to the name of the Bank, which had changed its name from Bank of Montgomery to First Bank in 1985.

      The Bank was organized in 1934 and began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated. As of December 31, 2002, the Bank operated in a 16 county area centered in Troy, North Carolina. Troy, population 3,400, is located in the center of Montgomery County, approximately 60 miles east of Charlotte, 50 miles south of Greensboro, and 80 miles southwest of Raleigh. The Bank conducts business from 48 branches located primarily within an 80-mile radius of Troy, covering principally a geographical area from Maxton to the southeast, to High Point to the north, Kannapolis to the west, and Lillington to the east. The Bank also has a branch in Wytheville, Virginia, which is 30 miles north of the North Carolina/Virginia border. The Bank operates under the name "First Bank of Virginia" in the Wytheville branch. Ranked by assets, the Bank is the 7th largest bank in North Carolina as of December 31, 2002.

      On September 14, 2000, the Company completed the merger acquisition of First Savings Bancorp, Inc. ("First Savings"). This merger was material to the Company. The merger was accounted for as a pooling-of-interests and accordingly, all financial results for prior periods have been restated to include the combined results of the Company and First Savings. At the time of the merger, First Savings had approximately $310 million in assets, and in connection with the merger the Company issued approximately 4.4 million shares of stock, nearly doubling its number of shares outstanding. For information about other merger and acquisition activity, including two acquisitions completed after December 31, 2002, see "Merger and Acquisition Activity" under Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition.

      The Bank provides a full range of banking services, including the accepting of demand and time deposits, the making of secured and unsecured loans to individuals and businesses, and the offering of credit cards and debit cards. In 2002, as in recent prior years, the Bank accounted for substantially all of the Company's consolidated net income.

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

      Beginning in 1999, First Bank Insurance began offering non-FDIC insured investment and insurance products, including mutual funds, annuities, long-term care insurance, life insurance, and company retirement plans, as well as financial planning services. In May 2001, First Bank Insurance added to its product line when it acquired two insurance agencies that specialized in the placement of property and casualty insurance. First Bank Insurance collects commissions for the services it provides.

      Montgomery Data's primary business is to provide electronic data processing services for the Bank. Ownership and operation of Montgomery Data allows the Company to do all of its electronic data processing without paying fees for such services to an independent provider. Maintaining its own data processing system also allows the Company to adapt the system to its individual needs and to the services and products it offers. Although not a significant source of income, Montgomery Data has historically made its excess data processing capabilities available to area financial institutions for a fee. Montgomery Data now has four outside customers that provided gross revenues of $303,000, $205,000, and $117,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

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

      First Bancorp Capital Trust I was organized in October 2002 for the purpose of issuing $20 million in debt securities. These borrowings are due on November 7, 2032 and were structured as trust preferred capital securities, which qualify as Tier I capital for regulatory capital adequacy requirements. These debt securities are callable by the Company at par on any quarterly interest payment date beginning on November 7, 2007. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 3.45%. This rate may not exceed 12.50% through November 2007.

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

Territory Served and Competition

      The Company's headquarters are located in Troy, Montgomery County. The Company serves primarily the south central area of the Piedmont region of North Carolina, with offices in 16 counties. The following table presents, for each county the Company operates in, the number of bank branches operated by the Company within each of those counties, the approximate amount of deposits with the Company in each county as of December 31, 2002, the Company's approximate market share, and the number of bank competitors located in the county.

                               No. of       Deposits         Market        Number of
              County          Branches    (in millions)       Share       Competitors
              ------          --------    -------------       -----       -----------
            Anson                1           $   11            5.2%            4
            Cabarrus             2               22            1.2%            6
            Chatham              2               35            7.5%            9
            Davidson             2              100            6.5%            9
            Guilford             1               32            0.5%           20
            Harnett              3               71            9.0%            7
            Lee                  3               93           12.5%            6
            Montgomery           5               84           33.7%            4
            Moore               10              296           26.0%           10
            Randolph             4               47            3.2%           11
            Richmond             1               19            4.1%            4
            Robeson              4               87           11.6%            9
            Rowan                2               39            3.0%           10
            Scotland             2               41           14.4%            5
            Stanly               4               64            8.9%            5
            Wake                 1                6            0.0%           17
            Wythe, VA            1                9            1.6%            8
                                --           ------
                Total           48           $1,056
                                ==           ======


      The Company's 48 branches and facilities are primarily located in small communities whose economies are based primarily on services, manufacturing and light industry. Although the Company's market is predominantly small communities and rural areas, the area is not dependent on agriculture. Textiles, furniture, mobile homes, electronics, plastic and metal fabrication, forest products, food products and cigarettes are among the leading manufacturing industries in the trade area. Leading producers of socks, hosiery and area rugs are located in Montgomery County. The Pinehurst area within Moore County is a widely known golf resort and retirement area. The High Point area is widely known for its furniture market. Additionally, several of the communities served by the Company are "bedroom" communities serving Charlotte and Greensboro in addition to smaller cities such as Albermarle, Asheboro, High Point, Pinehurst and Sanford.

      As shown in the table above, approximately 28% of the Company's deposit base is in Moore County, and, accordingly, material changes in competition, the economy or population of Moore County could materially impact the Company. No other county comprises more than 10% of the Company's deposit base.

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

Lending Policy and Procedures

      Conservative lending policies and procedures and appropriate underwriting standards are high priorities of the Bank. Loans are approved under the Bank's written loan policy, which provides that lending officers, principally branch managers, have authority to approve loans of various amounts up to $100,000. Each of the Bank's regional senior lending officers has discretion to approve secured loans in principal amounts up to $350,000 and together can approve loans up to $2,000,000. Lending limits may vary depending upon whether the loan is secured or unsecured.

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

Investment Policy and Procedures

      The Company has adopted an investment policy designed to optimize the Company's income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk objectives. Pursuant to this policy, the Company may invest in federal, state and municipal obligations, federal agency obligations, public housing authority bonds, industrial development revenue bonds, Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), and Student Loan Marketing Association ("SLMA") securities. Additionally, during 2001 the Company's board of directors approved limited investments in corporate bonds (see below). Except for corporate bonds, the Company's investments must be rated at least BAA by Moody's or BBB by Standard and Poor's. Securities rated below A are periodically reviewed for creditworthiness. The Company may purchase non-rated municipal bonds only if such bonds are in the Company's general market area and determined by the Company to have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if they are judged to possess a high degree of credit soundness to assure reasonably prompt sale at a fair value. In 2001, the Company's board of directors authorized the Company to invest a portion of its security portfolio in high quality corporate bonds, with the amount of bonds related to any one issuer not to exceed the Company's legal lending limit. Prior to purchasing a corporate bond, the Company's management performs due diligence on the issuer of the bond, and the purchase is not made unless the Company believes that the purchase of the bond bears no more risk to the Company than would an unsecured loan to the same company.

      The Company's investment officers implement the investment policy, monitor the investment portfolio, recommend portfolio strategies, and report to the Company's investment committee. Reports of all purchases, sales, issuer calls, net profits or losses and market appreciation or depreciation of the bond portfolio are reviewed by the Company's board of directors each month. Once a quarter, the Company's interest rate risk exposure is monitored by the board of directors. Once a year, the written investment policy is reviewed by the board of directors and the Company's portfolio is compared with the portfolios of other companies of comparable size.

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

      In the last three years, the Company has made acquisitions in all three of the aforementioned categories of acquisitions. In 2002, the Company completed the acquisition of a branch within its market geography (Broadway, located in Lee County) with approximately $8.4 million in deposits and $3.1 million in loans. In 2001, acquisitions resulted in the Company adding $116.2 million in loans and $204.6 million in deposits, expansion into three contiguous markets (Lumberton, Pembroke, St. Pauls), provided another branch for customers in one of the Company's newer markets (Salisbury), and gave the Company the ability to offer property and casualty insurance coverage. In addition, the Company had two acquisitions pending completion at

December 31, 2002 (both of which were completed in January 2003), one of which is the acquisition of a financial institution in a market contiguous to a current market, and the other is the acquisition of a property and casualty insurance agency located in Montgomery County. The Company plans to continue to evaluate acquisition opportunities that could potentially benefit the Company. This may include acquisitions that do not fit the categories discussed above. For a further discussion of recent acquisition activity, see "Merger and Acquisition Activity" under Item 7 - Management's Discussion and Analysis.

Employees

      As of December 31, 2002, the Company had 409 full-time and 75 part-time employees. The Company is not a party to any collective bargaining agreements and considers its employee relations to be good.

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

      The Act also contained a number of other provisions that affected the Company's operations and the operations of all financial institutions. One of those provisions related to the financial privacy of consumers and authorized federal banking regulators to adopt rules that would limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. The rules that have subsequently been adopted by the bank regulators require more disclosure to consumers regarding the privacy of the information they provide, and in some circumstances, require consent by the consumer before information is allowed to be provided to a third party. These rules took effect on July 1, 2001. The Company believes its operations are in compliance with the rules.

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

      The dividends that may be paid by the Bank to the Company are subject to legal limitations under North Carolina law. In addition, regulatory authorities may restrict dividends that may be paid by the Bank or the Company's other subsidiaries. The ability of the Company to pay dividends to its shareholders is largely dependent on the dividends paid to the Company by its subsidiaries.

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

Available Information

      The Company maintains a corporate Internet site at www.firstbancorp.com. This website is in the process of being substantially upgraded, and significant enhancements of the site are expected in the near future. The Company has not made its filings with the Securities and Exchange Commission available on its website because of limitations within its current website, but such filings are available from the Securities and Exchange Commission website at www.sec.gov or free of charge upon written request to the Company's corporate secretary at the Company's headquarters address. In connection with improvements to the Company's Internet website that are currently in process, the Company expects to begin making its periodic filings with the Securities and Exchange Commission available on the Company's website in the near future.

Item 2. Properties

      The main offices of the Company, the Bank and First Bancorp Financial are located in a three-story building in the central business district of Troy, North Carolina. The building houses administrative, training and bank teller facilities. The Bank's Operations Division, including customer accounting functions, offices and operations of Montgomery Data, and offices for loan operations, are housed in a one-story steel frame building approximately one-half mile west of the main office. The Company operates 48 bank branches and facilities. The Company owns all its bank branch premises except ten branch offices for which the land and buildings are leased and three branch offices for which the land is leased but the building is owned. There are no other options to purchase or lease additional properties. The Company considers its facilities adequate to meet current needs.

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

      No matters were submitted to a vote of shareholders during the fourth quarter of 2002.

PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

      The Company's common stock trades on the NASDAQ National Market System of the NASDAQ Stock Market under the symbol FBNC. Tables 1 and 22, included in "Management's Discussion and Analysis" below, set forth the high and low market prices of the Company's common stock as traded by the brokerage firms that maintain a market in the Company's common stock and the dividends declared for the periods indicated. All amounts prior to the Company's September 2000 acquisition of First Savings, except for the Company's stock price, have been restated to include the combined results of First Bancorp and First Savings. See "Business - Supervision and Regulation" and Note 15 to the consolidated financial statements for a discussion of regulatory restrictions on the payment of dividends. As of January 31, 2003, there were approximately 2,300 shareholders of record and another 2,300 shareholders whose stock is held in "street name."

Item 6. Selected Financial Data

      Table 1 on page 43 sets forth selected consolidated financial data for the Company.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

      Management's discussion and analysis is intended to assist readers in understanding the Company's results of operations and changes in financial position for the past three years. This review should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 55 of this report and the supplemental financial data contained in Tables 1 through 22 included with this discussion and analysis.

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

      While management uses the best information available to make evaluations, future adjustments may be necessary if economic, operational, or other conditions change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on the examiners' judgment about information available to them at the time of their examinations.

      For further discussion including a review of the range of provisions for loan losses and its impact on reported results in recent periods, see "Nonperforming Assets" and "Allowance for Loan Losses and Loan Loss Experience" under "Analysis of Financial Condition and Changes in Financial Condition."

DISCUSSION REGARDING IMPACT OF ACCOUNTING METHODS USED IN MERGERS AND
ACQUISITIONS

      While merger and acquisition activity was relatively insignificant in 2002, the years ended December 31, 2001 and 2000 were both significantly impacted by merger and acquisition activity, as discussed below. The merger and acquisition activities for each year were recorded using different methods of accounting. The different methods of accounting impacted the financial information presented in this Form 10-K in different ways.

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

      The Company's one acquisition in 2002 and all four acquisitions in 2001 (see discussion below) were accounted for using the purchase method of accounting. The purchase method of accounting requires that the assets and liabilities acquired be reflected as part of the Company's assets and liabilities as of the date of the acquisition. Therefore, the incremental impact of each of the acquisitions since 2000 is more evident.

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

      In accordance with pooling-of-interests accounting, the Company recorded the acquisition of First Savings using the historical cost basis for all of First Savings' assets and liabilities. The excess of the assets over liabilities recorded (i.e. First Savings shareholders' equity) was added to the shareholders' equity of the Company. The value of the stock that the Company issued as merger consideration was not considered in the accounting entries, and therefore under pooling-of-interests accounting, no intangible assets were recognized. Under the purchase accounting method used for the Company's 2001 and 2002 acquisitions, the Company valued all assets and liabilities of the acquired entities at their fair market value. Because for each of the Company's 2001 and 2002 acquisitions, the value of the consideration paid exceeded the net fair market value of its assets less its liabilities, intangible assets were recorded for the differences between the two.

MERGER AND ACQUISITION ACTIVITY

      Over the past three fiscal years, the Company has completed several acquisitions and had one branch divestiture. Significant amounts of intangible assets have been recorded in connection with the Company's acquisitions, as detailed below. The accounting for intangible assets changed significantly in 2002 with the Company being required under new accounting standards to cease the amortization of virtually all of its intangible assets. See the section entitled "Current Accounting Matters" below and Note 2 and Note 6 to the consolidated financial statements for additional information regarding intangible assets and their amortization under previous and new accounting standards.

      The Company completed one acquisition in 2002 as follows:

      (a) Broadway branch purchase - On October 4, 2002, the Company completed the purchase of a branch of RBC Centura located in Broadway, North Carolina. The Company assumed the branch's $8 million in deposits and $3 million in loans. The primary reason for this acquisition was to increase the Company's presence in Lee County, a market that the Company already had two branches in with a large customer base. An intangible asset of $0.7 million, all of which was allocated to goodwill, was recorded in connection with this acquisition.

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

      As discussed above, each of the above transactions was accounted for using the purchase method of accounting. The following table presents a summary of the fair market value of assets acquired and liabilities assumed in the purchases described above:

                                                                          Robeson and
                                  Salisbury    Insurance                   Scotland
Assets acquired                    branch      agencies    Century     counties branches    Total
---------------                    ------      --------    -------     -----------------    -----
                                                        (in millions)
Cash                               $17.7           --         5.9            70.2            93.8
Securities                            --           --         9.0              --             9.0
Loans, gross                         9.3           --        90.2            16.7           116.2
Allowance for loan losses           (0.2)          --        (0.6)           (0.3)           (1.1)
Premises and equipment               0.5          0.1         0.6             1.9             3.1
Other                                 --           --         1.4              --             1.4
                                   -----        -----       -----           -----           -----
    Total assets acquired           27.3          0.1       106.5            88.5           222.4
                                   -----        -----       -----           -----           -----

Liabilities assumed
Deposits                            30.3           --        71.7           102.6           204.6
Borrowings                            --           --        13.5              --            13.5
Other                                0.2           --         2.5             0.5             3.2
                                   -----        -----       -----           -----           -----
   Total liabilities assumed        30.5           --        87.7           103.1           221.3
                                   -----        -----       -----           -----           -----
Value of cash paid and/or
    stock issued to stock-
    holders of acquiree              n/a          0.3        22.0             n/a            22.3
                                   -----        -----       -----           -----           -----
Intangible assets recorded         $ 3.2          0.2         3.2            14.6            21.2
                                   =====        =====       =====           =====           =====

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

      The Company had two pending acquisitions as of December 31, 2002, as follows:

      (a) Uwharrie Insurance Group - On October 7, 2002, the Company announced that its insurance subsidiary, First Bank Insurance, had reached an agreement to acquire Uwharrie Insurance Group, a Montgomery County based property and casualty insurance agency. With eight employees, Uwharrie Insurance Group, Inc. serves approximately 5,000 customers, primarily from its Troy-based headquarters, and has annual commissions of approximately $500,000. The primary reason for the acquisition was to gain efficiencies of scale with the Company's existing property and casualty insurance business. The transaction was completed on January 2, 2003, with the Company paying cash in the amount of $546,000. The tangible assets of Uwharrie Insurance Group on the date of acquisition were approximately $20,000, which resulted in the Company recording an intangible asset of approximately $526,000. The Company is currently in the process of determining what portion of the intangible asset will be allocated to identifiable intangible assets and what portion will be allocated as goodwill.

      (b) On July 16, 2002, the Company reported that it had agreed to acquire Carolina Community Bancshares, Inc. (CCB), a South Carolina community bank with total assets of approximately $70 million. CCB operates out of three branches in Dillon County, South Carolina, with its headquarters and one of its branches located in Latta, and two branches in the city of Dillon. This represents the Company's first entry into South Carolina. Dillon County, South Carolina is contiguous to Robeson County, North Carolina, a county where the Company operates four branches. The terms of the agreement called for shareholders of Carolina Community to receive 0.8 shares of First Bancorp stock and $20.00 in cash for each share of Carolina Community stock they owned. The transaction was completed on January 15, 2003 with the Company paying cash of $8.3 million, issuing 332,888 shares of common stock valued at approximately $7.9 million, and assuming employee stock options with an intrinsic value of approximately $0.9 million, for a total deal value of approximately $17.1 million. The following is a condensed unaudited balance sheet, as reported by CCB, as of the acquisition date of January 15, 2003.

                                                               CCB
                                                           -------------
            Assets                                         (in millions)
            ------
            Cash and cash equivalents                         $ 7.0
            Securities                                         13.0
            Loans, gross                                       47.7
            Allowance for loan losses                          (0.8)
            Premises and equipment                              0.8
            Intangible assets                                   0.8
            Other                                               1.7
                                                              -----
                Total assets                                  $70.2
                                                              =====

            Liabilities
            -----------
            Deposits                                          $58.7
            Borrowings                                          2.0
            Other                                               0.7
                                                              -----
               Total liabilities                               61.4
                                                              -----
               Shareholders' equity                             8.8
                                                              -----
            Total liabilities and shareholders' equity        $70.2
                                                              =====

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

Note Regarding Pro Forma Information

      In an effort to enhance the comparability of the core operating results of the Company between years, the Company has presented certain pro forma financial data in "Table 1 - Selected Consolidated Financial Data" and at various times in the discussion below will refer to pro forma data. In Table 1, the pro forma data is presented as adjustments to reported earnings, with the resulting pro forma diluted earnings per share shown. Performance ratios have not been adjusted to reflect the effects of the pro forma data.

      Two types of pro forma adjustments have been made. The first adjustment identifies the net after-tax effects of unusual or nonrecurring gains or losses. Examples of these types of items are merger expenses, securities gains/losses, fixed asset gains/losses, and foreclosed property gains/losses. These types of gains or losses occur at irregular intervals and are not considered by the Company to be an indication of the core operating results of the Company. To eliminate the effects of these nonrecurring items, net gains are deducted from reported income and net losses are added to reported income.

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

      The following table presents a summary of items for each of the past three years that the Company considers to be nonrecurring in nature. The "Impact on Net Income" and "Impact on Diluted Earnings Per Share" columns reflect the after-tax amount of the pro forma data at the blended federal and state tax rate.

        ($ in thousands, except per share data)                   Gross Amount      Impact on      Impact on Diluted
                                                                Income/(Expense)    Net Income     Earnings Per Share
                                                                ----------------    ----------     ------------------
                             2002
      ----------------------------------------------------
        Items affecting noninterest income
      ----------------------------------------------------
         Individually insignificant amounts of
          securities gains, loan sale gains, and
          other, net                                                $    22                14                --
                                                                    =======           =======           =======

                             2001
      ----------------------------------------------------
        Items affecting noninterest income
      ----------------------------------------------------
         Loan sale gains                                            $     9                 6                --
         Securities gains, net                                           61                40                --
         Other gains                                                     79                51              0.01
                                                                    -------           -------           -------
                Total impact on 2001                                $   149                97              0.01
                                                                    =======           =======           =======

                             2000
      ----------------------------------------------------
      Merger-related addition to provision for loan losses
                                                                    $  (420)             (254)            (0.03)
                                                                    -------           -------           -------

        Items affecting noninterest income
      ----------------------------------------------------
         Securities losses - merger-related                          (2,006)           (1,218)            (0.14)
         Other securities gains, net                                     87                53              0.01
         Branch sale gain                                               808               491              0.05
         Other                                                           (6)               (4)               --
                                                                    -------           -------           -------
             Impact on 2000 noninterest income                       (1,117)             (678)            (0.08)
                                                                    -------           -------           -------

        Items affecting noninterest expense
      ----------------------------------------------------
         Merger-related expenses                                     (3,188)           (2,593)            (0.28)
                                                                    -------           -------           -------
             Impact on 2000 noninterest expense                      (3,188)           (2,593)            (0.28)
                                                                    -------           -------           -------

                        Total impact on 2000                        $(4,725)           (3,525)            (0.39)
                                                                    =======           =======           =======

      The second pro forma adjustment, shown in the following table, relates to two new accounting standards adopted by the Company in 2002 related to accounting for mergers and acquisitions - Financial Accounting Standards Board Statement No. 142 entitled "Goodwill and Other Intangible Assets" and No. 147 entitled "Acquisitions of Certain Financial Institutions." Under these standards, as of January 1, 2002, the Company was required to cease the systematic amortization (as expense) of virtually all of its intangible assets. The elimination of this type of expense for 2002 but not for previous years (as required by the standards) affects the comparability of the Company's financial results between 2002 and all previous years. To enhance comparability, in Table 1 for years prior to 2002, the after-tax effect of the amortization of intangible assets that were no longer amortized beginning in 2002 is shown as a positive adjustment to adjust the Company's net income for each year to reflect what it would have been had the new accounting standards been applicable to previous years.

      The following table presents gross amortization expense for each of the past three years, along with the amounts of amortization expense related to intangible assets that ceased to be amortized beginning on January 1, 2002. The table also includes the after-tax effects on net income and diluted earnings per share associated with this amortization expense that represents the additional amounts the Company would have reported had the amortization provisions of Statements 142 and 147 been applicable in those years.

                                                                                               Impact on Diluted
                                                                            Amortization       Earnings Per Share
                                                                         Expense Related to      of Amortization
                                                                         Intangible Assets      Expense Related to
                         Gross       Amortization Expense Related        that Ceased to be      Intangible Assets
                      Amortization    to Intangible Assets that            Amortized on         that Ceased to be
                        Expense       Ceased to be Amortized on           January 1, 2002,        Amortized on
                        Recorded           January 1, 2002                  Net of Taxes         January 1, 2002
                      ------------   -----------------------------       ------------------    -------------------
                                                ($ in thousands, except per share data)
      2002               $   31                   --                               --                    --
      2001                1,535                1,510                            1,160                  0.12
      2000                  631                  610                              527                  0.06

Overview - 2002 Compared to 2001

      Net income for the year ended December 31, 2002 amounted to $17,230,000, or $1.85 per diluted share, a 25.9% increase in diluted earnings per share over the $1.47 per diluted share for the year ended December 31, 2001. As noted above, in 2002, in accordance with the adoption of two new accounting standards, the Company discontinued the amortization of most of its intangible assets. If the newly adopted standards had been applicable in 2001, the Company would have recorded additional net income of $1,160,000, or approximately $0.12 per diluted share, for the twelve months ended December 31, 2001. Nonrecurring items of income/expense were insignificant for the year ended December 31, 2002, while nonrecurring gains of approximately one cent per share were realized for the twelve months ended December 31, 2001.

      Adjusting for the pro forma items discussed in the paragraph above and in the section entitled "Note Regarding Pro Forma Information" above, the Company's pro forma net income for 2002 amounted to $17,216,000, a 17.3% increase from pro forma net income for 2001 of $14,679,000. Pro forma diluted earnings per share for 2002 remained unchanged from the unadjusted reported amount of $1.85 per share, 17.1% higher than pro forma diluted earnings per share of $1.58 for 2001.

      The most significant factor in the Company's increase in net income from 2001 to 2002 was an $8.3 million, or 20.3%, increase in net interest income. As discussed in more detail below in the section entitled "Net Interest Income," the increase in net interest income was a result of a higher level of average earning assets and a higher net interest margin. Average earning assets increased 10.9% in 2002, while the Company's net interest margin (tax-equivalent net interest income divided by average earning assets) increased from 4.23% in 2001 to 4.58% in 2002.

      Partially offsetting the increase in net interest income was a higher provision for loan losses. Although asset quality ratios generally improved in 2002, the Company's provision for loan losses more than doubled due to high loan growth, amounting to $2,545,000 in 2002 compared to $1,151,000 in 2001. In 2002,
First Bancorp experienced $105 million in internal loan growth compared to $28 million in 2001.

      Noninterest income increased 24.0% and noninterest expense increased 12.8% in 2002 compared to 2001, primarily as a result of the Company's growth, including a full year's impact of the acquisitions completed in 2001. Noninterest income was also positively affected in 2002 by increased mortgage loan refinancing activity that increased mortgage origination fees, as well as the offering of a check overdraft product beginning in August 2001 that increased fees earned on deposit accounts for a full 12 months in 2002.

      The increase in noninterest expenses was partially offset by the near elimination of amortization expense related to intangible assets. As noted above in the section entitled "Note Regarding Pro Forma Information," in 2002 the Company adopted two new accounting standards that required the Company to cease amortization of virtually all of its intangible assets. Excluding amortization expense in 2001 related to intangible assets that ceased to be amortized in 2002, the Company's noninterest expenses increased 19.1% in 2002.

      The Company's income taxes increased 27.0% from $7,307,000 in 2001 to $9,282,000 in 2002. The increase in income tax expense was a result of higher income before income taxes. The effective tax rate for both years was approximately 35%.

Overview - 2001 Compared to 2000

      Net income for the year ended December 31, 2001 amounted to $13,616,000, a 45.8% increase from the $9,342,000 recorded for 2000. Diluted earnings per share for 2001 amounted to $1.47, a 42.7% increase from the $1.03 reported for 2000. As discussed above, net income for 2000 was significantly impacted by the merger with First Savings.

      Adjusting for the pro forma items discussed above, pro forma net income for the year ended December 31, 2001 amounted to $14,679,000, a 9.6% increase from the $13,394,000 in pro forma net income for 2000. Diluted earnings per share on a pro forma basis for 2001 amounted to $1.58, a 6.8% increase from the pro forma diluted earnings per share amount of $1.48 for 2000.

      The Company's net income and most individual components of net income for 2001 were significantly impacted by the acquisitions completed during the year. As a result of the 2001 acquisitions, the Company's loans increased by $116.2 million and deposits increased by $204.6 million, whereas internally generated loan and deposit growth amounted to only $28.1 million and $25.3 million, respectively. As a result of the incremental impact of these acquired loans and deposits, net interest income for the year increased 6.1% despite a decrease in the net interest margin from 4.53% in 2000 to 4.23% in 2001.

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

      The incremental impact of the 2001 acquisitions also contributed significantly to the 104.2% increase in noninterest income (62.6% increase on a pro forma basis when nonrecurring gains/losses are excluded) and the 7.1% increase in noninterest expenses from the amounts recorded in 2000 (18.2% increase on a pro forma basis). Also increasing noninterest income in 2001 were increased fees earned from presold mortgages, which benefited from a lower interest rate environment, and the introduction of a deposit product in August 2001 which, for a fee, allows checking account customers to overdraw their deposit account.

      The Company's income taxes increased 27.4% from $5,736,000 in 2000 to $7,307,000 in 2001. The increase in income tax expense was a result of higher income before income taxes. The effective tax rate for 2001 of 34.9% was lower than the 38.0% effective tax rate in 2000, primarily due to nondeductible merger-related expenses incurred in 2000 that had the effect of increasing the effective tax rate.

Net Interest Income

      Net interest income on a reported basis amounted to $49,390,000 in 2002, $41,053,000 in 2001, and $38,695,000 in 2000. For internal purposes and in the discussion that follows, the Company evaluates its net interest income on a tax-equivalent basis by adding the tax benefit realized from tax-exempt securities to reported interest income. Net interest income on a taxable-equivalent basis amounted to $49,925,000 in 2002, $41,645,000 in 2001, and $39,289,000 in 2000.

      Table 2 analyzes net interest income on a taxable-equivalent basis. The Company's net interest income on a taxable-equivalent basis increased by 19.9% in 2002 and 6.0% in 2001. There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and 2) the Company's net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

      In both 2002 and 2001, net interest income was positively impacted by higher amounts of average loans and deposits outstanding. Table 3 illustrates that the change in the average volume of loans and deposits was the predominant factor in the higher amounts of net interest income realized by the Company in 2002 and 2001. In 2002, the average amount of loans outstanding grew by 14.8%, while the average amount of deposits increased by 12.3%. In 2001, the average amount of loans outstanding increased 18.6% and the average amount of deposits outstanding increased 20.8%. The higher amounts of loans and deposits outstanding in 2001 and 2002 were a result of both internal growth, as well as growth achieved in corporate acquisitions. In 2001, most of the loan and deposit growth was achieved in acquisitions, with 81% of the year's $144 million in loan growth and 89% of the year's $230 million deposit growth coming by way of acquisition. In 2002, the increase in the average amount of loans and deposits outstanding was partially a result of a full year's effect of the 2001 growth as well as growth realized in 2002, most all of which was internally generated. In 2002, loans grew by $108 million, with all but $3 million of the growth internally generated, while deposits grew by $56 million, with all but $8 million internally generated.

      The effects on net interest income of the higher amounts of average loans and deposits outstanding in 2002 were enhanced by a higher net interest margin in 2002 compared to 2001. The Company's net interest margin for 2002 was 4.58% compared to 4.23% in 2001. The 4.23% net interest margin for 2001 was a decrease from the 4.53% margin realized in 2000. The variations in net interest margin over the past two years have been largely a result of the Federal Reserve's interest rate policies during that time.

      In 2001, the Company's interest rate spreads were negatively impacted by the Federal Reserve Board cutting interest rates 11 times totaling 475 basis points. Although at January 1, 2001 the Company had more interest-sensitive liabilities than interest-sensitive assets subject to repricing within twelve months, the Company's interest-sensitive assets repriced sooner (generally the day following the interest rate cut) and by a larger percentage (generally by the same number of basis points that the Federal Reserve discount rate was decreased) than did the Company's interest-sensitive liabilities that were subject to repricing. The Company's primary interest-sensitive liabilities at January 1, 2001 in the twelve month horizon consisted of the following 1) savings, NOW, and money market deposits, and 2) time deposits. Interest rates paid on savings, NOW and money market deposits are set by management of the Company, and although the interest rates on these accounts were decreased by the Company within days of each of the Federal Reserve rate cuts, it was not possible to reduce the interest rates by the full amount of the Federal Reserve cuts due to competitive considerations and the already relatively low rates paid on these types of accounts. Interest rates paid on time deposits are generally fixed and not subject to automatic adjustment. When time deposits mature, the Company has the opportunity, at the customers' discretion, to renew the time deposit at a rate set by the Company. Because time deposits that are interest-sensitive in a twelve month horizon mature throughout the twelve month period, any change in the renewal rate will only affect a portion of the twelve month period. Also, although changes in interest rates on renewing time deposits generally track rate changes in the interest rate environment, the Company was not able to decrease rates on renewing time deposits during 2001 by the corresponding decreases in the Federal Reserve discount rate because of competitive pressures in the Company's market.

      In 2002, there were no changes to interest rates initiated by the Federal Reserve for the first ten months of the year. This allowed a significant portion of the Company's time deposit portfolio that had been originated when rates were higher to mature and reprice at lower rates - as noted above, much of the Company's interest-sensitive assets had repriced immediately in 2001 when the rate cuts were made and did not experience further declines. The 50 basis point rate cut announced by the Federal Reserve on November 6, 2002 negatively impacted the Company's net interest margin in much the same way as the 2001 rate cuts did. The Company's fourth quarter of

2002 net interest margin decreased to 4.53% from the 4.78% margin realized in the third quarter of 2002.

      Another factor affecting the Company's net interest margin in 2001 and 2002 was the reinvestment of funds received in the Company's 2001 acquisitions and the mix of loans and deposits assumed in the acquisitions. The March 2001 acquisition of four branches from First Union National Bank resulted in the Company receiving $70.2 million in cash. The Company was not able to immediately redeploy the cash received into a mix of higher yielding investments and loans consistent with the Company's historic asset mix, and therefore the Company's net interest margin was negatively impacted. In 2002, due to the high loan growth experienced by the Company, a significant portion of this cash was redeployed into loans with higher interest rates than the short-term investments in which the cash had been invested. Additionally, in connection with the acquisition of Century in May 2001, the Company assumed a high mix of residential mortgage loans and time deposits (which are generally the lowest yielding type of loan and highest rate type of deposit). This mix of loans and deposits negatively impacted net interest margins in 2001. In 2002, many of Century's loans were refinanced by the borrower and then resold in the secondary market by the Company, with the resulting funds used to fund the Company's commercial loan growth (which generally has higher interest rates than residential mortgages). In addition, many of Century's time deposits also had the opportunity to reprice at lower rates in 2002, thus positively impacting the net interest margin.

      See additional information regarding net interest income on page 36 in the section entitled "Interest Rate Risk."

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

      The Company recorded provisions for loan losses of $2,545,000 in 2002 compared to $1,151,000 in 2001 and $1,605,000 in 2000.

      The increase in the provision for loan losses for 2002 compared to 2001 was primarily a result of higher internal loan growth, as asset quality ratios generally improved during the year. In 2002, the Company generated $105.2 million in internal loan growth compared to $28.1 million in internal growth in 2001. The remainder of the $3.1 million in loan growth in 2002 and $116.2 million in loan growth in 2001 came by way of acquisitions with a preexisting allocation for loan losses already in place.

      The decrease in the provision for loan losses in 2001 compared to 2000 was impacted by the Company's merger with First Savings. As noted earlier, in connection with the merger with First Savings, a provision of $420,000 was recorded in 2000 in order to align the risk methodologies of the two merging companies. Excluding the merger-related 2000 provision, the Company's 2001 provision for loan losses was approximately 3% less than the recurring 2000 provision of $1,185,000. The decrease in the recurring provision for loan losses was a result of significantly lower loan growth experienced. Net internal loan growth (excludes loans assumed in acquisitions) for 2001 amounted to $28.1 million compared to $102.9 million for 2000. An increase in nonperforming assets and net charge-offs during 2001 increased what would have been an otherwise lower level of provision for loan losses in 2001.

      See the section entitled "Allowance for Loan Losses and Loan Loss Experience" below for a more detailed discussion of the allowance for loan losses. The allowance is monitored and analyzed regularly in conjunction with the Company's loan analysis and grading program, and adjustments are made to maintain an adequate allowance for loan losses.

Noninterest Income

      Noninterest income recorded by the Company amounted to $11,968,000 in 2002, $9,655,000 in 2001, and $4,729,000 in 2000.

      Noninterest income for 2000 was significantly impacted by losses incurred from sales of securities that were partially offset by a gain realized from the sale of a branch. Both the securities losses and the branch sale gain were related to the merger acquisition of First Savings - see additional discussion below. As shown in Table 4, core noninterest income, which excludes gains and losses from sales of securities, loans, and other assets, as well as nonrecurrring items, amounted to $11,946,000 in 2002 a 25.7% increase from the $9,506,000 in 2001. The 2001 core noninterest income of $9,506,000 was 62.6%
higher than the $5,846,000 recorded in 2000.

      See Table 4 and the following discussion for an understanding of the components of noninterest income.

      Service charges on deposit accounts in 2002 amounted to $6,856,000, a 30.2% increase compared to the $5,265,000 recorded in 2001. The 2001 amount of $5,265,000 was 68.9% higher than the 2000 amount of $3,118,000. In addition to incremental service fee income associated with the Company's internally generated deposit growth and periodic deposit rate fee increases, there have been two primary factors driving the high growth in service charges - 1) the acquisition of five First Union branches during 2001 - four bank branches were acquired in March 2001 and one branch was acquired in December 2001. These branches had a high level of transaction accounts (non-time deposits), $83.4 million in total, which afforded the Company the opportunity to earn deposit service charges, and 2) the introduction of a product in August 2001 that charges a fee for allowing customers to overdraw their deposit account. This product has generated approximately $125,000 in fees per month (net of related expenses) since its introduction.

      Other service charges, commissions and fees amounted to $2,336,000 in 2002, a 14.2% increase from the $2,046,000 earned in 2001. The 2001 amount of $2,046,000 was 17.6% higher than the $1,740,000 recorded in 2000. This category of noninterest income includes items such as safety deposit box rentals, fees from sales of personalized checks, check cashing fees, credit card and merchant income, debit card income, and ATM charges. This category of income grew primarily because of increases in these activity-related fee services as a result of overall growth in the Company's total customer base, including growth achieved from corporate acquisitions.

      Fees from presold mortgages amounted to $1,713,000 in 2002, a 36.1% increase from the 2001 amount of $1,259,000. The 2001 amount was a 178% increase from the $453,000 recorded in 2000. The increases in the past two years have been primarily attributable to two factors - 1) a higher level of mortgage loan refinancings caused by the progressively lower interest rate environments, and
2) the decision by the Company in late 2000 to sell a higher percentage of single family home loan originations into the secondary market as opposed to holding them in the Company's loan portfolio. This strategy was implemented in an effort to shift the Company's loan portfolio to having a higher percentage of commercial loans, which are generally shorter term in nature and have higher interest rates.

      Commissions from sales of insurance and financial products amounted to $738,000 in 2002, $731,000 in 2001, and $418,000 in 2000. This line item includes commissions the Company receives from three sources - 1) sales of credit insurance associated with new loans, 2) commissions from the sales of investment, annuity, and long-term care insurance products, and 3) commissions from the sale of property and casualty insurance. The following table presents the contribution of each of the three sources to the total amount recognized in this line item:

                    ($ in thousands)               2002       2001       2000
            Commissions earned from:               ----       ----       ----
            ------------------------
            Sales of credit insurance              $326        389        306
            Sales of investments, annuities,
                and long term care insurance        210        227        112
            Sales of property and casualty
                insurance                           202        115         --
                                                   ----       ----       ----
                 Total                             $738        731        418
                                                   ====       ====       ====

      The variance in the commissions from sales of credit insurance has been primarily due to fluctuations in the annual profit sharing bonus that the Company received from the insurance carriers for which the Company acts as a broker. Commissions from sales of investments, annuities, and long term care insurance increased throughout 2000 and 2001 after its late 1999 introduction and decreased slightly in 2002 as a result of a lower amount of investment transactions, possibly due to the declining stock market. Commissions from the sale of property and casualty insurance have increased since the May 2001 completion of the purchase of two insurance companies that specialize in such insurance. Property and casualty insurance commissions are expected to further increase beginning in the first quarter of 2003 as a result of the pending acquisition of Uwharrie Insurance Group, which was completed on January 2, 2003. See the section above entitled "Merger and Acquisition Activity" for additional discussion.

      Data processing fees amounted to $303,000 in 2002, $205,000 in 2001, and $117,000 in 2000. As noted earlier, Montgomery Data makes its excess data processing capabilities available to area financial institutions for a fee. These fees have increased as a result of an increase in data processing clients from two clients to four clients in the past three years, as well as an increase in the size and number of transactions generated by those clients.

      Noninterest income not defined as "core" amounted to a net gain of $22,000 in 2002, a net gain of $149,000 in 2001, and a net loss of $1,117,000 in 2000.
The 2002 net gain of $22,000 primarily related to miscellaneous securities gains of $25,000. The 2001 net gain of $149,000 primarily relates to a $79,000 gain from the sale of two buildings that the Company previously operated as branches that were consolidated with other branches in the same towns, and securities that were sold at a $61,000 gain. The net losses of $1,117,0000 recorded in 2000 primarily related to two merger-related events - a $2,006,000 loss resulting from a third quarter 2000 restructuring of the combined investment portfolio to reduce the Company's liability sensitive position and an $808,000 gain realized from the fourth quarter sale of a branch that was required to be divested in order to gain regulatory approval.

Noninterest Expenses

      Noninterest expenses for 2002 were $32,301,000, compared to $28,634,000 in 2001 and $26,741,000 in 2000. Table 5 presents the components of the Company's noninterest expense during the past three years.

      Based on the recorded amounts noted above, noninterest expenses increased 12.8% in 2002 and 7.1% in 2001. Those growth rates were impacted by two factors, both of which served to reduce the year to year percentage increases. First, as noted earlier, amortization expense was significantly lower in 2002 than in previous years as a result of adopting two new accounting standards in 2002 that resulted in the Company ceasing to record amortization expense related to nearly all of its intangible assets as of January 1, 2002. Second, the Company recorded $3,188,000 in merger expenses in the third quarter of 2000. These expenses consisted primarily of investment banker fees, attorney fees, employment contract payments, accountant fees, and early termination fees associated with vendor contracts. Adjusting the reported amounts in 2001 and 2000 to exclude amortization expense related to intangible assets that ceased to be amortized beginning on January 1, 2002 and excluding merger expenses recorded in 2000, the increases in noninterest expenses were 19.1% in 2002 and 18.2% in 2001 over the prior year amounts.

      The increases in noninterest expenses over the past two years have occurred in nearly every line item of expense and have been primarily as a result of the significant growth experienced by the Company. Over the past two years, the number of the Company's branches has increased from 40 to 48, and the number of full time/part time employees has increased from 306/55 at December 31, 2000 to 409/75 at December 31, 2002. Additionally, from December 31, 2000 to December 31, 2002, the amount of loans outstanding has increased 34% and deposits have increased 37%.

Income Taxes

      The provision for income taxes was $9,282,000 in 2002, $7,307,000 in 2001, and $5,736,000 in 2000. The 27.0% increase in income tax expense in 2002 compared to 2001 was a result of a 26.7% increase in income before income taxes. The effective tax rate for each of the years ended December 31, 2002 and 2001 was approximately 35%.

      The 27.4% increase in income tax expense in 2001 compared to 2000 was a result of a 38.8% increase in pretax income, which was partially offset by a lower effective tax rate - 34.9% in 2001 compared to 38.0% in 2000. The lower effective tax rate in 2001 was due to the 2000 effective tax rate being inflated because of the nondeductibility for tax purposes of certain merger expenses.

      Table 6 presents the components of tax expense and the related effective tax rates.

ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Overview

      Over the past two years the Company has achieved high increases in its levels of loans and deposits. In 2002, most of the increase was internally generated whereas in 2001, this growth was primarily related to corporate acquisitions. The following table presents information regarding the nature of the Company's growth in 2002 and 2001:

                                Balance at                                       Balance at       Total      Percentage growth,
        (in thousands)          beginning      Internal        Growth from         end of       percentage       excluding
                                of period       growth         acquisitions        period         growth        acquisitions
                                ----------    ----------       ------------      ----------     ----------   ------------------
            2002
-----------------------------
Loans                           $  890,310       105,154             3,083          998,547         12.2%           11.8%
                                ==========    ==========        ==========       ==========       ======          ======

Deposits - Noninterest bearing      96,065        14,665             1,650          112,380         17.0%           15.3%
Deposits - Savings, NOW, and
      Money Market                 353,439        30,930             3,322          387,691          9.7%            8.8%
Deposits - Time>$100,000           189,948         9,846                --          199,794          5.2%            5.2%
Deposits - Time<$100,000           360,829        (8,206)            3,469          356,092         -1.3%           -2.3%
                                ----------    ----------        ----------       ----------       ------          ------
   Total deposits               $1,000,281        47,235             8,441        1,055,957          5.6%            4.7%
                                ==========    ==========        ==========       ==========       ======          ======

            2001
-----------------------------
Loans                           $  746,089        28,058           116,163          890,310         19.3%            3.8%
                                ==========    ==========        ==========       ==========       ======          ======

Deposits - Noninterest bearing  $   70,634         2,978            22,453           96,065         36.0%            4.2%
Deposits - Savings, NOW, and
      Money Market                 253,687        18,684            81,068          353,439         39.3%            7.4%
Deposits - Time>$100,000           140,992        19,205            29,751          189,948         34.7%           13.6%
Deposits - Time<$100,000           305,066       (15,601)           71,364          360,829         18.3%           -5.1%
                                ----------    ----------        ----------       ----------       ------          ------
   Total deposits               $  770,379        25,266           204,636        1,000,281         29.8%            3.3%
                                ==========    ==========        ==========       ==========       ======          ======

      As noted above, in 2002 the Company's growth was primarily internally generated and loan growth more than doubled deposit growth. Most of the Company's internal loan growth occurred in the first half of the year ($79 million of the $105 million in total internal growth) as the Company experienced strong growth in several of the markets it had entered in 2001. In the second half of the year, loan growth slowed due to the Company having met the initial credit demand in the new markets it had entered, and due to the continued effects of the recessionary economy. New loan originations throughout the year were partially offset by a large volume of loan customers that refinanced their home loans with the Company, which the Company subsequently sold into the secondary market instead of maintaining in the Company's loan portfolio. As noted above in the section entitled "Noninterest Income," in late 2000, the Company decided to sell a higher percentage of single family home loan originations into the secondary market as opposed to holding them in the Company's loan portfolio. This strategy was implemented in an effort to shift the Company's loan portfolio to having a higher percentage of commercial loans, which are generally shorter term in nature and have higher interest rates.

      In the first half of 2002, the Company's deposit growth continued the low internal growth rates experienced in recent years, with just $2 million in net deposit growth. However, internal deposit growth increased significantly in the second half of 2002, amounting to $45 million, which the Company believes was partially due to investors taking their money out of the chronically declining stock market and depositing it into FDIC insured bank deposits.

      In 2001, the Company's corporate acquisitions were the primary reason for the increases in loans and deposits. Internal loan growth was substantially matched by a similar rate of internal deposit growth. The rates of internal growth were less than 5% for each. The Company believes the relatively low loan demand and deposit growth in 2001 were a result of the recessionary economy and the lower interest rates paid on deposits as a result of the declining interest rate environment.

      The higher loan growth experienced in 2002 compared to deposit growth resulted in a reduction of the Company's liquidity. The Company's liquidity had improved significantly in 2001 as a result of receiving $81 million in net cash in connection with the 2001 acquisitions. These funds served as the primary source of funding needs in 2002.

      The Company issued $20 million in trust preferred securities in 2002, which qualify as Tier I capital. As a result, the Company's capital ratios improved in 2002 after declining in 2001 as a result of the acquisitions completed during the year. All three regulatory capital ratios have significantly exceeded the minimum regulatory thresholds for all periods covered by this report.

      The Company's asset quality ratios generally improved in 2002 and remain favorable compared to peers. In 2001, the Company's asset quality ratios declined slightly as a result of the generally recessionary economy that caused an increase in delinquencies and bankruptcies, as well as one large credit that was placed on nonaccrual status in the first quarter of 2001.

      In the years leading up to 2001, the Company's market area, the central Piedmont region of North Carolina, had a healthy economy, with low unemployment and a low business failure rate. During 2001, the economy in this area, as well as the rest of the nation, slowed. In the second half of 2001, there were announcements of corporate bankruptcies, layoffs and plant closings in the Company's market area. While the economy in the Company's market area remained recessionary in 2002, it did not significantly worsen from 2001, and the Company's credit losses remained stable during the year.

      The Company does not participate in large syndicated credits that have resulted in large credit losses at several other North Carolina-based banks.

Distribution of Assets and Liabilities

      Table 7 sets forth the percentage relationships of significant components of the Company's balance sheets at December 31, 2002, 2001, and 2000.

      The most significant variance in the percentages from 2001 to 2002 is the relative percentage of loans to total assets - this amount increased from 77% at December 31, 2001 to 81% at December 31, 2002. The increase in this percentage primarily reflects the high loan growth experienced by the Company in 2002 of $108.2 million, which outpaced deposit growth of $55.7 million. The funding for this loan growth primarily came from maturities of securities available for sale, which decreased by three percentage points as a percent of total assets during 2002. Within deposit categories, there was a slight shift from time deposits to demand deposits and savings, NOW, and money market deposits. The Company believes this may be due to customers deciding that it is advantageous to have their funds in more liquid investments due to the relatively small difference in rates paid on non-time deposits compared to the rates paid on time deposits in today's interest rate environment.

      The variances in the percentages from 2001 to 2000 reflect the effects of the Company's acquisitions during 2001, as internal growth, as noted above, did not materially impact the Company's balance sheet. The total growth in deposits of $229.9 million exceeded the $144.2 million in total loan growth, which resulted in net loans to total assets decreasing from 81% at year end 2000 to 77% at year end 2001, and deposits to total assets increasing from 84% to 88% over the same period. The Company assumed $80.6 million in net cash related to the 2001 acquisitions which was not fully reinvested in securities or loans, resulting in the percentage of short-term investments to total assets increasing from 1% to 6%. A slight decrease in the dollar amount of total securities outstanding, coupled with the significant increase in the Company's total assets, had the effect of reducing the percentage of total securities to total assets from 13% at December 31, 2000 to 9% at December 31, 2001.

Securities

      Information regarding the Company's securities portfolio as of December 31, 2002, 2001, and 2000 is presented in Tables 8 and 9.

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

      Total securities available for sale and held to maturity amounted to $80.8 million, $112.8 million, and $117.5 million at December 31, 2002, 2001, and 2000, respectively. The decrease in securities from December 31, 2001 to December 31, 2002 was primarily attributable to called and maturing bonds, as well as a high level of principal repayments on mortgage-backed securities due to the low interest rate environment. Instead of reinvesting the maturities/paydowns back into securities, the proceeds were used to fund the high loan growth experienced. In comparing December 31, 2001 to December 31, 2000, although the total amount of the Company's securities did not change materially, upon the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company transferred on January 1, 2001, as permitted by the standard upon its adoption, held-to-maturity securities with an amortized cost of approximately $31.7 million to the available-for-sale category at fair value.

      From 2000 to 2001, the primary variance in the mix of the securities portfolio was a shift from U.S. Government agency debt to mortgage-backed securities and corporate bonds. Obligations of U.S. Government agencies as a percentage of total securities decreased from 45% at December 31, 2000 to 25% at December 31, 2001, while mortgage-backed securities increased from 31% at December 31, 2000 to 46% at December 31, 2001 and corporate bonds increased from 0% to 8% of total securities over that same one year period. During 2001, in an effort to enhance yield, while at the same time managing interest rate exposure, the Company invested more heavily in mortgage-backed securities and corporate bonds than U.S. Government agencies. In 2002, the change in the mix of securities was primarily due to variances in the receipt of maturities/paydowns of the various categories of investments, as the Company purchased very few securities as a result of the proceeds of the maturities/paydowns being used to fund loan growth.

      The majority of the Company's U.S. Government agency debt securities are issued by the Federal Home Loan Bank and carry one maturity date, often with an issuer call feature, while the mortgage-backed securities have been primarily issued by Freddie Mac and Fannie Mae and vary in their repayment in correlation with the underlying pools of home mortgage loans. The Company's investment in corporate bonds is primarily comprised of trust preferred securities issued by other North Carolina bank holding companies.

      Included in mortgage-backed securities at December 31, 2002 were collateralized mortgage obligations (CMO's) with an amortized cost of $12,590,000 and a fair value of $12,720,000. Included in mortgage-backed securities at December 31, 2001 were CMO's with an amortized cost of $21,703,000 and a fair value of $21,886,000. Included in mortgage-backed securities at December 31, 2000 were CMO's with an amortized cost of $13,543,000 and a fair value of $13,521,000. The CMO's that the Company has invested in are substantially all "early tranche" pieces of the CMO, which minimizes the prepayment risk to the Company.

      At December 31, 2002, net unrealized gains of $1,399,000 were included in the carrying value of securities classified as available for sale, compared to a net unrealized gain of $1,024,000 at December 31, 2001 and a net unrealized gain of $383,000 at December 31, 2000. The increase in the unrealized gain position at each of the past two year ends is a result of the progressively lower interest rate environment in effect at each period end. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations. Net unrealized gains, net of applicable deferred income taxes, of $853,000, $677,000, and $256,000 have been reported as part of a separate component of shareholders' equity (accumulated other comprehensive income) as of December 31, 2002, 2001, and 2000, respectively.

      The fair value of securities held to maturity, which the Company carries at amortized cost, was more than the carrying value at December 31, 2002 and 2001 by $767,000 and $408,000, respectively. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.

      Table 9 provides detail as to scheduled contractual maturities and book yields on securities available for sale and securities held to maturity at December 31, 2002. Mortgage-backed and other amortizing securities are shown maturing in the time periods consistent with their estimated lives based on expected prepayment speeds.

      The weighted average taxable-equivalent yield for the securities available for sale portfolio was 5.45% at December 31, 2002. The expected weighted average life of the available for sale portfolio using the call date for above-market callable bonds, the maturity date for all other non-mortgage-backed securities, and the expected life for mortgage-backed securities, was 5.1 years.

      The weighted average taxable-equivalent yield for the securities held to maturity portfolio was 7.13% at December 31, 2002. The expected weighted average life of the held to maturity portfolio using the call date for above-market callable bonds and the maturity date for all other securities, was 2.8 years.

      As of December 31, 2002 and 2001, the Company held no investment securities of any one issuer, other than U.S. Treasury and U.S. Government agencies or corporations, in which aggregate book values and market values exceeded 10% of shareholders' equity. Other than the CMO's previously discussed, the Company owned no securities considered by regulatory authorities to be derivative instruments.

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

      Loans outstanding increased $108.2 million, or 12.2%, to $998.5 million during 2002. Approximately $105 million of the 2002 growth was from net internal loan growth, while $3 million was assumed in acquisitions. In 2001, loans outstanding increased $144.2 million, or 19.3%, to $890.3 million. Approximately $28 million of the growth was from net internal loan growth, while $116 million was assumed in acquisitions. The most significant acquisition contributing to the 2001 loan growth was the May 2001 acquisition of Century Bancorp, which had $90.2 million in loans outstanding on the date of the acquisition. The great majority of Century's loans were 1-4 family home loans. The majority of the 2002 and 2001 loan growth occurred in loans secured by real estate, with approximately $99.5 million, or 91.9% in 2002, and $134.6 million, or 93.3%, in 2001 of the net loan growth occurring in real estate mortgage or real estate construction loans.

      Over the years, the Company's loan mix has remained fairly consistent, with real estate loans (mortgage and construction) comprising approximately 85% of the loan portfolio, commercial, financial, and agricultural loans comprising 10%, and consumer installment loans comprising approximately 5% of the portfolio.

      At December 31, 2002, $863.3 million, or 86.4%, of the Company's loan portfolio was secured by liens on real property. Included in this total are $466.5 million, or 46.7% of total loans, in loans secured by liens on 1-4 family residential properties and $396.8 million, or 39.7% of total loans, in loans secured by liens on other types of real estate. The Company's $863.3 million in real estate mortgage loans can be further classified as follows:

      o $306.5 million, or 30.7% of total loans, are traditional residential mortgage loans in which the borrower's personal income is the primary repayment source.

      o $305.0 million, or 30.5% of total loans, are primarily dependent on cash flow from a commercial business for repayment.

      o $87.3 million, or 8.7% of total loans, are personal consumer installment loans in which the borrower has provided residential real estate as collateral.

      o $68.1 million, or 6.8% of total loans, are real estate construction loans.

      o     $72.7 million, or 7.3% of total loans, are home equity loans.

      o $23.7 million, or 2.4% of total loans, are primarily dependent on cash flow from agricultural crop sales.

      Table 11 provides a summary of scheduled loan maturities over certain time periods, with fixed rate loans and adjustable rate loans shown separately. Approximately 20% of the Company's loans outstanding at December 31, 2002 mature within one year and 70% of total loans mature within five years. The percentages of variable rate loans and fixed rate loans as compared to total performing loans were 47.0% and 53.0%, respectively, as of December 31, 2002. The Company intentionally makes a blend of fixed and variable rate loans so as to reduce interest rate risk.

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

      Nonperforming loans (which includes nonaccrual loans and restructured loans) as of December 31, 2002, 2001 and 2000 totaled $3,017,000, $3,891,000, and $863,000, respectively. Nonperforming loans as a percentage of total loans amounted to 0.30%, 0.44%, and 0.12%, at December 31, 2002, 2001, and 2000,
respectively. The variances in nonperforming loans over the past two years have been primarily due to changes in nonaccrual loans, as restructured loans have not changed significantly. The variances in nonaccrual loans at each of the past two year ends relate primarily to the same loan relationship. During 2001, the Company placed a loan relationship on nonaccrual status that had an outstanding balance of $1.9 million at December 31, 2001. This relationship, secured primarily by real estate, was placed on nonaccrual status due to liquidity problems experienced by the borrower. The borrower has been actively working to sell real estate to pay down the balance, and during 2002 several sales were completed that resulted in the Company receiving paydowns of approximately $900,000. At December 31, 2002, the Company had accepted a nonbinding proposal from a third party that would result in the receipt of approximately $750,000 of the $1.0 million outstanding in the first half of 2003, with the remaining $250,000 to be charged-off by the Company. At December 31, 2002, the Company had a specific impaired loan valuation allowance of $250,000 assigned to this relationship.

      Also contributing to the increase in nonaccrual loans at December 31, 2001 compared to December 31, 2000 was a general increase in bankruptcies and other financial difficulties experienced among the Company's borrowers. The Company attributed this increase to the negative effects of the recessionary economy and manufacturing plant shutdowns in the Company's market area. This led to a total of 60 loans being on nonaccrual status at December 31, 2001 compared to 27 loans at December 31, 2000. During 2002, the number of loans on nonaccrual status remained comparable to the level during 2001, with 66 loans on nonaccrual status at December 31, 2002.

      If the nonaccrual loans and restructured loans as of December 31, 2002, 2001 and 2000 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $246,000, $320,000 and $62,000 for nonaccrual loans and $6,000, $10,000 and $27,000 for restructured loans would have been recorded for 2002, 2001 and 2000, respectively. Interest income on such loans that was actually collected and included in net income in 2002, 2001 and 2000 amounted to approximately $55,000, $76,000 and $38,000 for nonaccrual loans (prior to their being placed on nonaccrual status) and $6,000, $7,000 and $21,000 for restructured loans, respectively.

      Management routinely monitors the status of certain large loans that, in management's opinion, have credit weaknesses that could cause them to become nonperforming loans. In addition to the nonperforming loan amounts discussed above, management believes that an estimated $6.5-$7.0 million of large loans that were performing in accordance with their contractual terms at December 31, 2002 have the potential to develop problems depending upon the particular financial situations of the borrowers and economic conditions in general. Management has taken these potential problem loans into consideration when evaluating the adequacy of the allowance for loan losses at December 31, 2002 (see discussion below).

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

      Other real estate includes foreclosed, repossessed, and idled properties. Other real estate has not varied materially at any of the past three year ends, amounting to $1,384,000 at December 31, 2002, $1,253,000 at December 31, 2001,
and $893,000 at December 31, 2000. Other real estate represented 0.11%, 0.11%, and 0.10% of total assets at the end of 2002, 2001, and 2000, respectively. The Company's management believes that the fair values of the items of other real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

Allowance for Loan Losses and Loan Loss Experience

      The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. The recoveries realized during the period are credited to this allowance. The Company considers its procedures for recording the amount of the allowance for loan losses and the related provision for loan losses to be a critical accounting policy. See the heading "CRITICAL ACCOUNTING POLICIES" above for further discussion.

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

      The allowance for loan losses amounted to $10,907,000 at December 31, 2002 compared to $9,388,000 as of December 31, 2001 and $7,893,000 at December 31, 2000. This represented 1.09%, 1.05%, and 1.06%, of loans outstanding as of December 31, 2002, 2001, and 2000, respectively. The four basis point increase in this percentage is primarily a result of a slight shift in the composition of the Company's loan portfolio from residential mortgage loans to commercial loans
- commercial loans carry a higher reserve percentage in the Company's allowance for loan loss model than do residential mortgage loans. The slight shift from residential mortgage loans to commercial loans has been intentional. Two of the Company's recent bank acquisitions (First Savings Bancorp in September 2000 and Century Bancorp in May 2001) had loan portfolios that were highly concentrated in residential mortgage loans. As many of those loans have refinanced at lower rates over the past 12 months, the Company chose to sell them in the secondary market instead of holding them in the Company's loan portfolio. This strategy was implemented in an effort to shift the Company's loan portfolio to having a higher percentage of commercial loans, which are generally shorter term in nature and have higher interest rates.

      As noted in Table 12, the Company's allowance for loan losses as a percentage of nonperforming loans ("coverage ratio") amounted to 362% at December 31, 2002, compared to 241% at December 31, 2001 and 915% at December 31, 2000. The change in the coverage ratio is inversely proportional to the level of nonperforming loans at each period end. Due to the secured nature of virtually all of the Company's loans that are on nonaccrual status, the variance in the coverage ratio is not necessarily indicative of the relative adequacy of the allowance for loan losses.

      Table 13 sets forth the allocation of the allowance for loan losses at the dates indicated. The portion of these reserves that was allocated to specific loan types in the loan portfolio increased to $10,883,000 at December 31, 2002 from $9,343,000 at December 31, 2001 and $7,633,000 at December 31, 2000. The
16.5% increase in the amount of the allocated allowance during 2002 is consistent with the 12.2% increase in total loans outstanding. Similarly, the 22.4% increase in the allocated reserve when comparing December 31, 2001 to December 31, 2000 is consistent with the 19.3% increase in loans outstanding experienced in 2001. The slightly higher increase in the allocated allowance compared to the increase in loan growth for each of the past two years relates to the Company's loan mix shifting slightly from residential real estate loans to commercial real estate loans (which carry a higher reserve allocation in the Company's allowance model) as discussed two paragraphs above. In addition to the allocated portion of the allowance for loan losses, the Company maintains an unallocated portion that is not assigned to any specific category of loans, but rather is intended to reserve for the inherent risk in the overall portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories. The amount of the unallocated portion of the allowance for loan losses did not vary materially at any of the past three year ends, while the decrease in the unallocated allowance from 1999 to 2000 was related to the Company segregating and assigning higher reserve percentages to particular loan types that were identified during 2000 as having inherently higher risk (this resulted in a portion of the allowance for loan losses shifting from "unallocated" to "allocated"). These additional risk characteristics were noted by management as a part of its ongoing analysis and review of its loan portfolio and historical charge-off experience, and did not result from any deterioration of the portfolio during 2000.

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

      For the years indicated, Table 14 summarizes the Company's balances of loans outstanding, average loans outstanding, and a detailed rollforward of the allowance for loan losses. In addition to the increases to the allowance for loan losses related to normal provisions, the increases in the dollar amounts of the allowance for loan losses in 2002 and 2001 were also affected by amounts recorded to provide for loans assumed in corporate acquisitions. In 2002, $50,000 was provided for loans assumed in the Broadway branch acquisition in which the Company assumed approximately $3 million in loans. In 2001, the Company recorded $1,125,000 to the allowance for loan losses related to loans assumed in two corporate acquisitions. Approximately $520,000 of the

$1,125,000 related to $26.0 million in mostly consumer loans assumed in the March 2001 and December 2001 branch acquisitions, while $605,000 related to the Century acquisition. The $605,000 addition related to Century represented the book value of Century's allowance for loan losses on the date of the acquisition.

      The Company's net loan charge offs were approximately $1,076,000 in 2002, $781,000 in 2001, and $386,000 in 2000. This represents 0.11%, 0.09%, and 0.06%
of average loans during 2002, 2001, and 2000 respectively. A rise in consumer bankruptcy filings is primarily responsible for the increase in net charge-offs in 2001, while the increase in 2002 is primarily related to several commercial loans that were secured by equipment and inventory.

Deposits

      The average amounts of deposits of the Company and the average yield paid for those deposits for the years ended December 31, 2002, 2001 and 2000 are presented in Table 15. Average deposits grew to $1.011 billion in 2002, an increase of $110.7 million, or 12.3%. In 2001, the Company's average deposits experienced growth of $155.2 million, or 20.8%. Approximately half of the increase in average deposits in 2002 and a large majority of the 2001 average deposit growth relate to corporate acquisitions completed in 2001, which increased deposits outstanding a total of $204.6 million over the course of the year. The effect of having the acquired 2001 deposits for all 12 months in 2002 coupled with the 5.6% increase in the year end balance at December 31, 2002 compared to December 31, 2001 resulted in the 12.3% increase in average deposits for the year.

      The 12.3% increase in average deposits in 2002 was primarily driven by increases in the non-time deposit categories. During 2002, average noninterest-bearing demand deposits increased 23.6%, interest-bearing demand deposits increased 21.8%, and savings deposits increased 26.3%. Average time deposits and time deposits greater than $100,000 increased at lower rates of 2.2% and 8.8% respectively. The higher increases in non-time deposits were primarily a result of the mix of the Company's 2001 deposit acquisitions and the mix of the Company's 2002 deposit growth. The Company's 2001 acquisitions were comprised of a high mix of non-time deposits, while in 2002 the Company noted that many customers deposited their maturing time deposits into other categories of deposits rather than renew their time deposits at the historically low rates in effect.

      The 2001 growth in average deposits occurred in all types of deposits, with each category experiencing an increase of at least 13%. The increases in the average amounts of non-time deposits - which include noninterest-bearing deposits (22.5%), interest-bearing demand deposits (21.0%), and savings deposits (13.3%) - were primarily due to the March 2001 acquisition of the four First Union branches, the deposits of which were comprised of a high percentage of non-time deposits (59% of those branches' total deposits). The increases in time deposits less than $100,000 (16.5%) and time deposits greater than $100,000 (33.1%) were primarily due to the First Union time deposits, as well as the time deposits ($51.2 million) assumed in the May 2001 Century acquisition. Internal growth during 2001 of approximately 4-7% for noninterest-bearing deposits, interest-bearing demand deposits and savings deposits contributed to the deposit growth in non-time deposits. Internal growth in time deposits greater than $100,000 of 13.6% contributed to the growth in this category, while a net decrease in internally generated time deposits less than $100,000 of 5.1% partially negated the overall increase in this category.

      As of December 31, 2002, the Company held approximately $199.8 million in time deposits of $100,000 or more and other time deposits of $356.1 million. Table 16 is a maturity schedule of time deposits of $100,000 or more as of December 31, 2002. This table shows that 84.3% of the Company's time deposits greater than $100,000 mature within one year.

      The Company does not issue any time deposits through foreign offices, nor does the Company believe that it holds any deposits by foreign depositors.

Borrowings

      At December 31, 2002, the Company had three sources of readily available borrowing capacity - 1) an approximately $182,000,000 line of credit with the Federal Home Loan Bank (FHLB), of which $10 million was outstanding, 2) a $50,000,000 overnight federal funds line of credit with a correspondent bank, and 3) an approximately $42,000,000 line of credit through the Federal Reserve Bank of Richmond's (FRB) discount window.

      The Company's line of credit with the FHLB totaling approximately $182,000,000 can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need, and is secured by the Company's FHLB stock and a blanket lien on its one-to-four family residential loan portfolio. At December 31, 2002, the Company had $10 million in outstanding borrowings under this line of credit, with $5 million at a fixed rate of 7.49% due in May 2003 and $5 million at a fixed rate of 5.26% due in April 2009, with a call date by the FHLB in April 2004.

      The Company also has a correspondent bank relationship established that allows the Company to purchase up to $50,000,000 in federal funds on an overnight, unsecured basis. The Company had no borrowings outstanding under this line at December 31, 2002 or 2001. This line of credit was not drawn upon in 2002 or 2001. There was insignificant use of this line during 2000, with total interest expense incurred amounting to approximately $5,000.

      The Company also has a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of the Company's commercial, consumer and real estate portfolio (excluding 1-4 family residences). Based on the collateral owned by the Company as of December 31, 2002, the available line of credit is approximately $42,000,000. This line of credit was established primarily in connection with the Company's Y2K liquidity contingency plan and has not been drawn on since inception. The FRB has indicated that it would not expect lines of credit that have been granted to financial institutions to be a primary borrowing source. The Company plans to maintain this line of credit, although it is not expected that it will be drawn upon except in unusual circumstances.

      In addition to the lines of credit described above in which the Company has $10 million outstanding, the Company issued $20 million in borrowings on October 29, 2002. These borrowings are due on November 7, 2032 and were structured as trust preferred capital securities that qualify as Tier I capital for regulatory capital adequacy requirements. These debt securities are callable by the Company at par on any quarterly interest payment date beginning on November 7, 2007. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 3.45%. This rate may not exceed 12.5% through November 2007.

      Average short-term borrowings for each of the past five years were less than thirty percent of total shareholders' equity at all times during each period.

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

      As noted above, in addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources -
1) an approximately $182 million line of credit with the FHLB, 2) a $50 million overnight federal funds line of credit with a correspondent bank, and 3) an approximately $42 million line of credit through the Federal Reserve Bank of Richmond's (FRB) discount window.

      The Company's on-balance-sheet liquidity declined in 2002 as a result of the strong loan growth ($108 million) that outpaced deposit growth ($56 million) during the year. The imbalance in the loan growth compared to the deposit growth in 2002 increased the loan to deposit ratio from 89.0% at December 31, 2001 to 94.6% at December 31, 2002. Additionally, the percentage of balance sheet assets that are generally regarded as being liquid (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) decreased from 20.7% of total deposits and borrowings at December 31, 2001 to 16.0% at December 31, 2002.

      In 2001, liquidity indicators increased as a result of the corporate acquisitions completed during the year. In connection with the acquisitions, the Company received a net of $89.6 million in cash and securities, $116.2 million in loans, and $204.6 million in deposits. As a result, the Company's loan to deposit ratio decreased from 96.8% at December 31, 2000 to 89.0% at December 31, 2001. Additionally, the percentage of liquid balance sheet assets increased from 18.7% of total deposits and borrowings at December 31, 2000 to 20.7% at December 31, 2001.

      In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows.

      Table 18 reflects the contractual obligations and other commercial commitments of the Company outstanding as of December 31, 2002. Of the $25 million in long-term debt maturing in more than five years, $5 million relates to FHLB debt that has a call option whereby the FHLB may call the debt in 2004. Also, any outstanding borrowings with the FHLB may be accelerated immediately by the FHLB in certain circumstances, including material adverse changes in the condition of the Company or if the Company's qualifying collateral amounts to less than 1.33 times the amount of borrowings outstanding. At December 31, 2002, the Company's qualifying collateral amounted to 26.3 times the amount of borrowings outstanding.

      In the normal course of business there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the financial statements. Table 18 also reflects other commercial commitments of the Company outstanding as of December 31, 2002. This table reflects that as of December 31, 2002, the Company had outstanding loan commitments of $178,989,000 (the sum of credit cards and lines of credit and loan commitments line items), of which $160,894,000 were at variable rates and $18,095,000 were at fixed rates. Included in outstanding loan commitments were unfunded commitments of $89,367,000 on revolving credit plans, of which $82,203,000 were at variable rates and $7,164,000 were at fixed rates.

      In addition to the credit card and other loan commitments described above, at December 31, 2002, the Company had $2,279,000 in standby letters of credit outstanding. The Company has no carrying amount for these standby letters of credit. The nature of the standby letters of credit is a guarantee made on behalf the Company's customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit have two to three year terms, and the payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. In the event that the Company is required to honor a standby letter of credit, a note, already executed with the customer, is triggered which provides repayment terms and any collateral. Over the past ten years, the Company has had to honor one standby letter of credit, which was repaid by the borrower without any loss to the Company.

      It has been the experience of the Company that deposit withdrawals are generally replaced with new deposits, thus not requiring any net cash outflow. Based on that assumption, management believes that it can meet its contractual cash obligations and existing commitments from normal operations.

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

      Despite the decline in on-balance-sheet liquidity levels in 2002 discussed above, the Company's management believes its liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet its operating needs in the foreseeable future. The Company will continue to monitor its liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.

Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk - Item 7A.)

      Net interest income is the Company's most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, the Company's level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities. It is the Company's policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. The Company's exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of "shock" interest rates. Over the years, the Company has been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years the Company's net interest margin has ranged from a low of 4.23% (realized in 2001) to a high of 4.73% (realized in 1998). During that five year period the prime rate of interest has ranged from a low of 4.25% to a high of 9.50%.

      In 2001, the Company experienced downward pressure on its net interest margin, primarily as a result of the significant decreases in the interest rate environment - the Company's interest-earning assets adjusted downwards quicker and by a greater amount than did the Company's interest-bearing liabilities. In the first quarter of 2002, the Company's 4.36% net interest margin was the highest it had been since the fourth quarter of 2000, primarily as a result of the stable interest rate environment, when for the first time in five quarters, there were no decreases in rates initiated by the Federal Reserve. This allowed a significant portion of the Company's time deposits that were originated during periods of higher interest rates and matured during the quarter to reprice at lower levels, whereas the Company's rate sensitive interest-earning assets had repriced lower immediately upon the rate cuts by the Federal Reserve in 2001, and thus did not experience further rate reductions. There were also no changes in rates in the second or third quarters of 2002, which allowed the Company's time deposits to continue to mature and reprice at lower levels. As a result, the Company's net interest margin for the third quarter of 2002 was 4.78%, its highest level since the Company's merger with First Savings Bancorp in 2000. Consistent with what occurred in 2001, the 50 basis point (0.50%) rate cut initiated by the Federal Reserve on November 6, 2002 negatively impacted the Company's net interest margin as interest-sensitive assets repriced downwards sooner and by a greater amount than did the Company's interest-sensitive liabilities. The Company's net interest margin for the fourth quarter of 2002 was 4.53%, a 25 basis point decrease from the third quarter of 2002. Assuming rates remain unchanged in 2003, the Company expects the net interest margin to rebound as the Company's time deposits reprice at lower rates upon their maturity. Competitive pressures in the marketplace could limit or eliminate the expected increase in the net interest margin.

      Table 17 sets forth the Company's interest rate sensitivity analysis as of December 31, 2002, using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call). As illustrated by this table, the Company had $308.2 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at December 31, 2002 subject to interest rate changes within one year are deposits totaling $387.7 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

      Thus, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates (In fact, as discussed above under the heading "Components of Earnings," a declining interest rate environment during 2001 negatively impacted (at least temporarily) the Company's net interest margin). Generally, when rates change, the Company's interest-sensitive assets that are subject to adjustment reprice immediately and in an amount that is close to the full amount of the change, while the Company's interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. The net effect is that in the twelve month horizon, as rates change, the impact of having a higher level of interest-sensitive liabilities is substantially negated by the later and lower amount of change these liabilities experience compared to interest sensitive assets.

      The Company has no market risk sensitive instruments held for trading purposes, nor does it maintain any foreign currency positions. Table 19 presents the expected maturities of the Company's other than trading market risk sensitive financial instruments. Table 19 also presents the estimated fair values of market risk sensitive instruments as estimated in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The Company's assets and liabilities each have estimated fair values that are slightly higher than their carrying value. This is due to the yields on these portfolios being higher than market yields at December 31, 2002 for instruments with maturities similar to the remaining term of the portfolios, due to the declining interest rate environment.

      See additional discussion regarding net interest income, as well as discussion of the changes in the annual net interest margin in the section entitled "Net Interest Income" above.

Return on Assets and Equity

      Table 20 shows return on assets (net income divided by average total assets), return on equity (net income divided by average shareholders' equity), dividend payout ratio (dividends per share divided by net income per share) and shareholders' equity to assets ratio (average shareholders' equity divided by average total assets) for each of the years in the three-year period ended December 31, 2002. Return on assets, return on equity, and dividend payout ratio per basic share for the year 2000 were significantly impacted by the nonrecurring merger-related charges discussed previously.

Capital Resources and Shareholders' Equity

      Shareholders' equity at December 31, 2002 amounted to $124.0 million compared to $116.7 million at

December 31, 2001. The two basic components typically affecting the Company's shareholders' equity are net income, which increases shareholders' equity, and dividends declared, which decreases shareholders' equity. In 2002, net income of $17,230,000 increased equity, while dividends declared of $8,225,000 reduced equity.

      In addition to the two basic components affecting shareholders' equity, during the past three years shareholders' equity has also been significantly impacted by repurchases of the Company's common stock. In connection with the October 2000 announcement that a definitive merger agreement had been executed with Century Bancorp in a part cash-part stock transaction, the Company announced its intent to repurchase, beginning immediately, up to the 586,000 shares that would be issued to complete the acquisition. Subsequent to the date of the announcement and through December 31, 2000, the Company repurchased approximately 125,000 shares at an average cost of $15.68 (59,000 shares had been repurchased early in 2000 at an average price of $15.74). In 2001, the Company repurchased another 457,000 shares of common stock at an average repurchase price of $22.93 per share. After completing the repurchase of the 586,000 shares in the first quarter of 2002, the Company continued to repurchase stock under additional authorizations granted by the Company's board of directors. The extensions of the share repurchase authorizations have been intended to provide the Company flexibility in managing its capital and enhance shareholder value. In total, during the year ended December 31, 2002, the Company repurchased 185,000 shares of stock at an average price of $23.85 per share. At December 31, 2002, the Company had a remaining authorization to repurchase 170,000 shares of stock.

      Other items affecting shareholders' equity in 2002 were 1) proceeds of $1,033,000 received from common stock issued as a result of stock option exercises, 2) proceeds of $1,174,000 received from the issuance of stock into the Company's dividend reinvestment plan, 3) a $382,000 increase to equity related to the tax benefit that the Company realized due to exercises of nonqualified stock options, and 4) other comprehensive income of $75,000, which was comprised of the $176,000 increase in the net unrealized gain, net of taxes, of the Company's available for sale securities that was reduced by an adjustment to the Company's pension liability of $101,000, net of taxes.

      In 2001, one other item had a significant effect on shareholders' equity - common stock issued in acquisitions, which primarily related to the Company's May 2001 acquisition of Century in which approximately 586,000 shares of common stock were issued. The issuance of stock in connection with the Company's acquisitions increased shareholders' equity by $9.2 million in 2001.

      Other items affecting shareholders' equity in 2001 were 1) proceeds of $731,000 received from common stock issued as a result of stock option exercises, 2) proceeds of $564,000 received from the issuance of stock into the Company's dividend reinvestment plan, and 3) other comprehensive income, which was comprised entirely of the change in the unrealized gain or loss, net of taxes, of the Company's available for sale securities and amounted to $421,000 in 2001.

      In 2000, in addition to net income and dividends, there were two other items that had a significant effect on shareholders' equity - 1) other comprehensive income related to the Company's available for sale securities of $2,553,000 and 2) repurchases and retirement of 184,000 shares of common stock amounting to $2,884,000.

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

      The Company and the Bank must comply with regulatory capital requirements established by the FED and FDIC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require the Company and the Bank to maintain minimum ratios of "Tier 1" capital to total risk-weighted assets ("Tier I Capital Ratio") and total capital to risk-weighted assets ("Total Capital Ratio") of 4.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders' equity, excluding unrealized gains or losses from the securities available for sale, less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which for the Company and the Bank is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company and the Bank, adjusted for their related risk levels using formulas set forth in FED and FDIC regulations.

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

      Table 21 presents the Company's regulatory capital ratios as of December 31, 2002, 2001, and 2000. In 2001, while at all times the Company's regulatory capital ratios far exceeded regulatory minimums, the ratios decreased significantly as a result of the Company's acquisitions, which increased assets and decreased tangible capital. In 2002, as a result of the Company forecasting that its strategic growth goals would likely result in the need for additional capital, the Company issued $20 million in debt structured as trust preferred capital securities that qualify as Tier I capital for regulatory capital adequacy requirements - see "Borrowings" above for further discussion. As a result of the issuance of the trust preferred securities, the Company's capital ratios increased significantly at December 31, 2002 compared to December 31, 2001.

      In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for a bank's classification as "well capitalized." The specific guidelines are as follows - Tier I Capital Ratio of at least 6.00%, Total Capital Ratio of at least 10.00%, and a Leverage Ratio of at least 5.00%. The Bank's regulatory ratios exceeded the threshold for "well-capitalized" status at December 31, 2002, 2001 and 2000.

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

Current Accounting Matters

      The Company prepares its financial statements and related disclosures in conformity with standards established by, among others, the Financial Accounting Standards Board (the "FASB"). Because the information needed by users of financial reports is dynamic, the FASB frequently issues new rules and proposes new rules for companies to apply in reporting their activities. The following paragraphs contain information regarding recently adopted accounting standards that affected the Company and new standards that have not yet been adopted that have the potential to affect the Company.

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. On January 1, 2001, the Company transferred, as permitted by the standard upon its adoption, held-to-maturity securities with an amortized cost of approximately $31.7 million to the available-for-sale category at fair value. The unrealized loss at the time of the transfer was approximately $513,000, and is included as a component of other comprehensive income, net of tax. The Company does not engage in any hedging activities and, other than the aforementioned transfer of securities, the adoption of the statement had no impact on the Company.

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" (Statement 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. The Company adopted this statement July 1, 2001. Statement 142 requires that all goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement
142. Statement 142 also requires that identifiable intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Certain provisions of Statement 142 relating to business combinations consummated after June 30, 2001 were adopted by the Company on July 1, 2001. The remaining provisions were adopted on January 1, 2002. In connection with Statement 142's transitional goodwill impairment evaluation, the statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. The Company completed this assessment during the first quarter of 2002 and determined that there was no goodwill impairment. See Note 6 to the consolidated financial statements for additional disclosures related to Statement 142.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. Statement 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement 144 also supersedes Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement was adopted by the Company on January 1, 2002 and did not have a material impact on the Company's financial statements.

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

      In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" (Statement 147), which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. This standard removes certain acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Bank or Thrift Institutions" (Statement 72). This statement requires financial institutions to reclassify goodwill arising from a qualified business acquisition from Statement 72 goodwill to goodwill subject to the provisions of Statement 142. The reclassified goodwill is no longer amortized but is subject to an annual impairment test, pursuant to Statement 142. The Company adopted Statement 147 in the fourth quarter of 2002, but effective as of January 1, 2002. Statement 147 required the Company to retroactively restate its previously issued 2002 interim consolidated financial statements to reverse reclassified Statement 72 goodwill amortization expense recorded in the first three quarters of the 2002 fiscal year. Accordingly, $1,068,000 in amortization expense that had been recorded during the first nine months of 2002 was retroactively reversed by reducing the respective quarters' amortization expense and increasing intangible assets. The associated income tax expense recorded related to the reversal of amortization expense amounted to $374,000 for that same nine month period.

      In November 2002, the FASB issued Financial Interpretation No. 45 (FIN
45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002 and are contained in Note 12 to the accompanying consolidated financial statements. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002, the impacts of which are not expected to be material to the Company. The Company issues standby letters of credit whereby the Company guarantees performance if a specified triggering event or condition occurs, primarily nonpayment by the Company's customer to their supplier. The standby letters of credit are generally for terms for one year, at which time they may be renewed for another year if both parties agree.

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148) an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002 while the disclosure requirements are effective for interim periods beginning after December 15, 2002, with early application encouraged. The adoption of SFAS 148 requires enhanced disclosures for the Company's stock-based employee compensation plan for the year ended December 31, 2002. The Company does not have any plans to change its method of accounting for stock-based employee compensation, but has furnished the expanded disclosures in
Note 1(k) to the accompanying consolidated financial statements.

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

================================================================================
Table 1 Selected Consolidated Financial Data
================================================================================

                                                                               Year Ended December 31,
($ in thousands, except per share                   -----------------------------------------------------------------------
       and nonfinancial data)                          2002              2001           2000          1999           1998
                                                    -----------       ----------       -------      --------       --------
Income Statement Data
Interest income                                     $    73,261           76,773        72,915        61,591         57,612
Interest expense                                         23,871           35,720        34,220        26,488         25,070
Net interest income                                      49,390           41,053        38,695        35,103         32,542
Provision for loan losses                                 2,545            1,151         1,605           910            990
Net interest income after provision                      46,845           39,902        37,090        34,193         31,552
Noninterest income                                       11,968            9,655         4,729         5,647          5,218
Noninterest expense                                      32,301           28,634        26,741        21,752         19,665
Income before income taxes                               26,512           20,923        15,078        18,088         17,105
Income taxes                                              9,282            7,307         5,736         6,234          6,132
Net income                                               17,230           13,616         9,342        11,854         10,973

Earnings per share - basic                                 1.89             1.51          1.05          1.32           1.20
Earnings per share - diluted                               1.85             1.47          1.03          1.27           1.13

Pro Forma Data (1)
Nonrecurring items, net of taxes                            (14)             (97)     (2)3,525           (24)          (153)
Pro forma amortization adjustment, net of taxes              --            1,160           527           528            542
Net income, pro forma                                    17,216           14,679        13,394        12,358         11,362

Pro forma diluted earnings per share                       1.85             1.58          1.48          1.32           1.18
===========================================================================================================================
Per Share Data
Cash dividends declared                             $      0.90             0.88          0.77          0.63           0.60
Market Price
      High                                                27.52            28.08         17.25         20.00          28.00
      Low                                                 20.20            15.50         12.06         13.31          16.00
      Close                                               23.51            22.55         15.75         16.50          19.33
Book value - stated                                       13.59            12.81         12.54         12.09          12.02
Tangible book value                                       10.83            10.12         12.01         11.50          11.38
===========================================================================================================================
Selected Balance Sheet Data (at year end)
Total assets                                        $ 1,218,146        1,144,691       915,167       889,531        779,639
Loans                                                   998,547          890,310       746,089       643,224        567,224
Allowance for loan losses                                10,907            9,388         7,893         6,674          6,100
Intangible assets                                        25,169           24,488         4,630         5,261          5,843
Deposits                                              1,055,957        1,000,281       770,379       712,139        656,148
Borrowings                                               30,000           15,000        26,200        62,500          6,000
Total shareholders' equity                              123,985          116,726       110,684       106,980        109,989
===========================================================================================================================
Selected Average Balances
Assets                                              $ 1,162,708        1,046,030       909,800       823,571        740,872
Loans                                                   954,885          831,817       701,317       597,951        531,929
Earning assets                                        1,090,666          983,628       867,269       782,492        702,814
Deposits                                              1,010,693          899,989       744,835       680,749        609,685
Interest-bearing liabilities                            928,686          837,563       724,152       643,921        568,780
Shareholders' equity                                    120,943          115,620       110,093       107,913        108,247
===========================================================================================================================
Ratios
Return on average assets                                   1.48%            1.30%         1.03%         1.44%          1.48%
Return on average equity                                  14.25%           11.78%         8.49%        10.98%         10.14%
Net interest margin (taxable-equivalent basis)             4.58%            4.23%         4.53%         4.56%          4.73%
Shareholders' equity to assets at year end                10.18%           10.20%        12.09%        12.03%         14.11%
Loans to deposits at year end                             94.56%           89.01%        96.85%        90.32%         86.45%
Net charge-offs to average loans                           0.11%            0.09%         0.06%         0.06%          0.05%
Efficiency ratio                                          52.19%           55.82%        60.75%        52.59%         51.13%
===========================================================================================================================

(1)   See "Note Regarding Pro Forma Information" on page 17.

(2)   Relates primarily to merger-related charges.
================================================================================

================================================================================
Table 2 Average Balances and Net Interest Income Analysis
================================================================================

                                                                        Year Ended December 31,
                                   ---------------------------------------------------------------------------------------------
                                                 2002                             2001                          2000
                                   ------------------------------   ------------------------------  ----------------------------
                                                         Interest                         Interest                      Interest
                                    Average     Average   Earned      Average    Average   Earned    Average   Average   Earned
($ in thousands)                     Volume      Rate     or Paid     Volume      Rate     or Paid   Volume     Rate     or Paid
                                   ----------   -------  --------   ----------   -------  --------  --------   -------  --------
Assets
Loans (1)                          $  954,885    6.99%    $66,742   $  831,817    8.18%    $68,055  $701,317    8.91%    $62,474
Taxable securities                     83,642    5.93%      4,961       98,645    6.46%      6,372   131,833    6.43%      8,482
Non-taxable securities (2)             14,823    8.51%      1,262       16,280    8.60%      1,400    17,664    8.27%      1,460
Short-term investments,
    principally federal funds          37,316    2.23%        831       36,886    4.17%      1,538    16,455    6.64%      1,093
                                   ----------             -------   ----------             -------  --------             -------
Total interest-
    earning assets                  1,090,666    6.77%     73,796      983,628    7.87%     77,365   867,269    8.48%     73,509
                                                          -------                          -------                       -------
Cash and due from banks                26,330                           25,618                        22,562
Bank premises and
    equipment, net                     20,769                           16,781                        13,395
Other assets                           24,943                           20,003                         6,574
                                   ----------                       ----------                      --------
Total assets                       $1,162,708                       $1,046,030                      $909,800
                                   ==========                       ==========                      ========

Liabilities and Equity
Savings, NOW and money
     market deposits               $  368,807    0.97%      3,588   $  300,387    1.78%      5,354  $251,995    2.56%      6,462
Time deposits >$100,000               186,178    3.67%      6,825      171,096    5.88%     10,058   128,562    6.13%      7,882
Other time deposits                   352,964    3.51%     12,376      345,350    5.48%     18,941   296,392    5.69%     16,862
                                   ----------             -------   ----------             -------  --------             -------
     Total interest-bearing
       deposits                       907,949    2.51%     22,789      816,833    4.21%     34,353   676,949    4.61%     31,206
Borrowings                             20,737    5.22%      1,082       20,729    6.59%      1,367    47,203    6.39%      3,014
                                   ----------             -------   ----------             -------  --------             -------
Total interest-
    bearing liabilities               928,686    2.57%     23,871      837,563    4.26%     35,720   724,152    4.73%     34,220
                                                          -------                          -------                       -------
Non-interest-
    bearing deposits                  102,744                           83,156                        67,886
Other liabilities                      10,335                            9,692                         7,669
Shareholders' equity                  120,943                          115,620                       110,093
                                   ----------                       ----------                      --------
Total liabilities and
    shareholders' equity           $1,162,708                       $1,046,030                      $909,800
                                   ==========                       ==========                      ========
Net yield on interest-
    earning assets and
    net interest income                          4.58%    $49,925                 4.23%    $41,645              4.53%    $39,289
                                                          =======                          =======                       =======
Interest rate spread                             4.20%                            3.61%                         3.75%

Average prime rate                               4.67%                            6.93%                         9.26%
--------------------------------------------------------------------------------------------------------------------------------

(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized loan fees in the amounts of $938,000, $738,000, and $586,000 for 2002, 2001, and 2000,
      respectively.

(2) Includes tax-equivalent adjustments of $535,000, $592,000, and $594,000 in 2002, 2001, and 2000, respectively, to reflect the federal and state benefit of the tax-exempt securities, reduced by the related nondeductible portion of interest expense.
================================================================================

================================================================================
Table 3 Volume and Rate Variance Analysis
================================================================================

                                                 Year Ended December 31, 2002          Year Ended December 31, 2001
                                             ------------------------------------  -------------------------------------
                                             Change Attributable to                Change Attributable to
                                             ----------------------                -----------------------
                                                                          Total                                  Total
                                              Changes      Changes      Increase     Changes       Changes     Increase
(In thousands)                               in Volumes    in Rates    (Decrease)   in Volumes    in Rates    (Decrease)
                                             ----------    --------    ----------   ----------    --------    ----------
Interest income (tax-equivalent):
     Loans                                    $ 9,335      (10,648)      (1,313)     $ 11,151      (5,570)      5,581
     Taxable securities                          (929)        (482)      (1,411)       (2,140)         30      (2,110)
     Non-taxable securities                      (125)         (13)        (138)         (117)         57         (60)
     Short-term investments, principally
          federal funds sold                       14         (721)        (707)        1,104        (659)        445
                                              -------      -------      -------      --------      ------      ------
               Total interest income            8,295      (11,864)      (3,569)        9,998      (6,142)      3,856
                                              -------      -------      -------      --------      ------      ------

Interest expense:
     Savings, NOW and money
          market deposits                         943       (2,709)      (1,766)        1,052      (2,160)     (1,108)
     Time deposits>$100,000                       720       (3,953)      (3,233)        2,554        (378)      2,176
     Other time deposits                          342       (6,907)      (6,565)        2,735        (656)      2,079
                                              -------      -------      -------      --------      ------      ------
          Total interest-bearing deposits       2,005      (13,569)     (11,564)        6,341      (3,194)      3,147
     Borrowings                                    --         (285)        (285)       (1,718)         71      (1,647)
                                              -------      -------      -------      --------      ------      ------
              Total interest expense            2,005      (13,854)     (11,849)        4,623      (3,123)      1,500
                                              -------      -------      -------      --------      ------      ------

                    Net interest income       $ 6,290        1,990        8,280      $  5,375      (3,019)      2,356
                                              =======      =======      =======      ========      ======      ======

(1) Changes attributable to both volume and rate are allocated equally between rate and volume variances.

================================================================================
Table 4 Noninterest Income
================================================================================

                                                    Year Ended December 31,
                                               --------------------------------
(In thousands)                                   2002         2001        2000
                                               --------      ------     -------
Service charges on deposit accounts            $  6,856       5,265       3,118
Other service charges, commissions, and fees      2,336       2,046       1,740
Fees from presold mortgages                       1,713       1,259         453
Commissions from sales of insurance and
       financial products                           738         731         418
Data processing fees                                303         205         117
                                               --------      ------     -------
     Total core noninterest income               11,946       9,506       5,846
Loan sale gains                                      11           9          --
Securities gains (losses), net                       25          61      (1,919)
Branch sale gain                                     --          --         808
Other gains (losses), net                           (14)         79          (6)
                                               --------      ------     -------
          Total                                $ 11,968       9,655       4,729
                                               ========      ======     =======

================================================================================
Table 5 Noninterest Expenses
================================================================================

                                                    Year Ended December 31,
                                               --------------------------------
(In thousands)                                   2002         2001        2000
                                               --------      ------     -------
Salaries                                       $ 15,079      12,534      10,138
Employee benefits                                 3,388       3,083       2,543
                                               --------      ------     -------
     Total personnel expense                     18,467      15,617      12,681
Occupancy expense                                 2,077       1,734       1,507
Equipment related expenses                        2,128       1,631       1,353
Amortization of intangible assets                    31       1,535         631
Stationery and supplies                           1,445       1,279       1,174
Telephone                                           932         688         600
Non-credit losses                                    97         167          60
Merger expenses                                      --          --       3,188
Other operating expenses                          7,124       5,983       5,547
                                               --------      ------     -------
          Total                                $ 32,301      28,634      26,741
                                               ========      ======     =======

================================================================================

================================================================================
Table 6 Income Taxes
================================================================================

(In thousands)                               2002           2001         2000
                                           -------         -----         -----
Current  - Federal                         $ 8,964         7,256         6,108
         - State                               464           102           174
Deferred - Federal                            (146)          (51)         (546)
                                           -------         -----         -----
   Total                                   $ 9,282         7,307         5,736
                                           =======         =====         =====

Effective tax rate                            35.0%         34.9%         38.0%
                                           =======         =====         =====

================================================================================
Table 7 Distribution of Assets and Liabilities
================================================================================

                                                                        As of December 31,
                                                                ---------------------------------
                                                                  2002         2001         2000
                                                                -------      -------      -------
Assets
     Interest-earning assets
        Net loans                                                    81%          77%          81%
        Securities available for sale                                 5            8            8
        Securities held to maturity                                   1            1            5
        Short term investments                                        6            6            1
                                                                -------      -------      -------
             Total interest-earning assets                           93           92           95

     Noninterest-earning assets
        Cash and due from banks                                       2            3            2
        Premises and equipment                                        2            2            2
        Other assets                                                  3            3            1
                                                                -------      -------      -------
               Total assets                                         100%         100%         100%
                                                                =======      =======      =======

Liabilities and shareholders' equity
     Demand deposits - noninterest bearing                            9%           8%           8%
     Savings, NOW, and money market deposits                         32           31           28
     Time deposits of $100,000 or more                               17           17           15
     Other time deposits                                             29           32           33
                                                                -------      -------      -------
           Total deposits                                            87           88           84
     Borrowings                                                       2            1            3
     Accrued expenses and other liabilities                           1            1            1
                                                                -------      -------      -------
             Total liabilities                                       90           90           88

Shareholders' equity                                                 10           10           12
                                                                -------      -------      -------
                 Total liabilities and shareholders' equity         100%         100%         100%
                                                                =======      =======      =======

================================================================================
Table 8 Securities Portfolio Composition
================================================================================

                                                                        As of December 31,
                                                                ---------------------------------
(In thousands)                                                    2002         2001         2000
                                                                -------      -------      -------
Securities available for sale:
     U.S. Treasury                                              $    --          512        5,527
     U.S. Government agencies                                    13,529       28,111       40,797
     Mortgage-backed securities                                  35,208       52,227       16,922
     Corporate bonds                                             11,507        8,663           --
     State and local governments                                     --           --        1,249
     Equity securities                                            5,535        6,956        5,102
                                                                -------      -------      -------
             Total securities available for sale                 65,779       96,469       69,597
                                                                =======      =======      =======

Securities held to maturity:
     U.S. Government agencies                                        --           --       11,854
     Mortgage-backed securities                                      --           --       19,879
     State and local governments                                 13,951       16,130       15,935
     Other                                                        1,039          208          256
                                                                -------      -------      -------
             Total securities held to maturity                   14,990       16,338       47,924
                                                                -------      -------      -------
                       Total securities                         $80,769      112,807      117,521
                                                                =======      =======      =======

                       Average total securities during year     $98,465      114,925      149,497
                                                                =======      =======      =======

================================================================================

================================================================================
Table 9 Securities Portfolio Maturity Schedule
================================================================================

                                                       As of December 31,
                                                 -------------------------------
                                                              2002
                                                 -------------------------------
                                                  Book        Fair       Book
($ in thousands)                                  Value      Value     Yield (1)
                                                 -------     ------    ---------
Securities available for sale:

   U.S. Government agencies
        Due within one year                      $   500        503      6.00%
        Due after one but within five years        6,499      6,626      4.44%
        Due after five but within ten years        5,954      6,400      7.07%
                                                 -------     ------     -----
              Total                               12,953     13,529      5.71%
                                                 -------     ------     -----

   Mortgage-backed securities
        Due within one year                        6,045      6,169      4.19%
        Due after one but within five years       28,215     29,033      4.89%
        Due after five but within ten years            5          6     12.93%
                                                 -------     ------     -----
              Total                               34,265     35,208      4.77%
                                                 -------     ------     -----

   Corporate debt securities
        Due after five but within ten years          817        870      6.50%
        Due after ten years                       10,796     10,637      8.33%
                                                 -------     ------     -----
              Total                               11,613     11,507      8.20%
                                                 -------     ------     -----

    Equity securities                              5,549      5,535      5.00%
                                                 -------     ------     -----

Total securities available for sale
        Due within one year                        6,545      6,672      4.33%
        Due after one but within five years       34,714     35,659      4.80%
        Due after five but within ten years        6,776      7,276      7.01%
        Due after ten years                       16,345     16,172      7.20%
                                                 -------     ------     -----
              Total                              $64,380     65,779      5.45%
                                                 =======     ======     =====

Securities held to maturity:

   State and local governments
        Due within one year                      $ 1,056      1,072      7.86%
        Due after one but within five years        5,721      6,013      7.32%
        Due after five but within ten years        6,578      7,017      7.75%
        Due after ten years                          596        616      7.15%
                                                 -------     ------     -----
              Total                               13,951     14,718      7.56%
                                                 -------     ------     -----

    Other
        Due after one but within five years        1,039      1,039      1.33%
                                                 -------     ------     -----
              Total                                1,039      1,039      1.33%
                                                 -------     ------     -----

Total securities held to maturity
        Due within one year                        1,056      1,072      7.86%
        Due after one but within five years        6,760      7,052      6.40%
        Due after five but within ten years        6,578      7,017      7.75%
        Due after ten years                          596        616      7.15%
                                                 -------     ------     -----
              Total                              $14,990     15,757      7.13%
                                                 =======     ======     =====

(1) Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 35% tax rate.

================================================================================

================================================================================
Table 10 Loan Portfolio Composition
================================================================================

                                                                As of December 31,
                 ---------------------------------------------------------------------------------------------------------------
                          2002                   2001                   2000                   1999                   1998
                 -------------------    -------------------    -------------------    -------------------    -------------------
                                % of                   % of                   % of                   % of                   % of
($ in thousands)               Total                  Total                  Total                  Total                  Total
                   Amount      Loans      Amount      Loans      Amount      Loans      Amount      Loans      Amount      Loans
                 ---------    ------    ---------    ------    ---------    ------    ---------    ------    ---------    ------
Commercial,
  financial, &
  agricultural   $  88,291      8.84%   $  79,695      8.94%   $  76,507     10.24%   $  58,574      9.10%   $  52,415      9.23%
Real estate -
  construction      68,162      6.82%      66,304      7.44%      57,608      7.71%      36,823      5.72%      38,265      6.74%
Real estate -
  mortgage(1)      795,148     79.57%     697,498     78.29%     571,638     76.55%     512,080     79.52%     442,389     77.90%
Installment
  loans to
  individuals       47,648      4.77%      47,471      5.33%      41,047      5.50%      36,450      5.66%      34,836      6.13%
                 ---------    ------    ---------    ------    ---------    ------    ---------    ------    ---------    ------
  Loans, gross     999,249    100.00%     890,968    100.00%     746,800    100.00%     643,927    100.00%     567,905    100.00%
                              ======                 ======                 ======                 ======                 ======
Unamortized
  net deferred
  loan fees &
  unearned
  income              (702)                  (658)                  (711)                  (703)                  (681)
                 ---------              ---------              ---------              ---------              ---------
Total loans,
  net            $ 998,547              $ 890,310              $ 746,089              $ 643,224              $ 567,224
                 =========              =========              =========              =========              =========

(1) The majority of these loans are various personal and commercial loans where real estate provides additional security for the loan.

================================================================================
Table 11 Loan Maturities
================================================================================

                                                                   As of December 31, 2002
                                     --------------------------------------------------------------------------------
                                          Due within    Due after one year but   Due after five
                                           one year        within five years          years               Total
                                     -----------------    -----------------    -----------------    -----------------
($ in thousands)                      Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield
                                     --------    -----    --------    -----    --------    -----    --------    -----
Variable Rate Loans:
   Commercial, financial, and
       agricultural                  $ 32,773    4.76%    $ 17,661    4.59%    $    388    4.64%    $ 50,822    4.70%
   Real estate - construction          53,373    4.99%       5,600    4.36%       2,583    4.21%      61,556    4.90%
   Real estate - mortgage              55,325    4.79%     109,145    4.77%     183,193    6.02%     347,663    5.43%
   Installment loans
       to individuals                     822    5.08%       5,867    7.38%       1,335    6.20%       8,024    6.95%
                                     --------             --------             --------             --------
          Total at variable rates     142,293    4.86%     138,273    4.84%     187,499    5.99%     468,065    5.31%
                                     --------             --------             --------             --------

Fixed Rate Loans:
   Commercial, financial, and
       agricultural                     8,527    7.58%      24,714    7.54%       4,917    6.46%      38,158    7.41%
   Real estate - construction           9,756    6.63%       1,370    7.36%          --      --       11,126    6.72%
   Real estate - mortgage              34,152    7.79%     296,251    7.24%     108,729    7.52%     439,132    7.35%
   Installment loans
       to individuals                   5,438    8.57%      31,844    9.67%       1,808    7.88%      39,090    9.43%
                                     --------             --------             --------             --------
          Total at fixed rates         57,873    7.64%     354,179    7.48%     115,454    7.48%     527,506    7.50%
                                     --------             --------             --------             --------

             Subtotal                 200,166    5.66%     492,452    6.74%     302,953    6.56%     995,571    6.47%
Nonaccrual loans                        2,976                   --                   --                2,976
                                     --------             --------             --------             --------
                Loans, gross         $203,142             $492,452             $302,953             $998,547
                                     ========             ========             ========             ========

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

================================================================================

================================================================================
Table 12 Nonperforming Assets
================================================================================

                                                                       As of December 31,
                                                        -----------------------------------------------
($ in thousands)                                          2002       2001      2000      1999      1998
                                                        -------     -----     -----     -----     -----
Nonaccrual loans                                        $ 2,976     3,808       626     1,424     1,698
Restructured loans                                           41        83       237       257       248
Accruing loans >90 days past due                             --        --        --        --        --
                                                        -------     -----     -----     -----     -----
     Total nonperforming loans                            3,017     3,891       863     1,681     1,946
Other real estate (included in other assets)              1,384     1,253       893       906       505
                                                        -------     -----     -----     -----     -----
     Total nonperforming assets                         $ 4,401     5,144     1,756     2,587     2,451
                                                        =======     =====     =====     =====     =====

Nonperforming loans as a percentage
   of total loans                                          0.30%     0.44%     0.12%     0.26%     0.34%
Nonperforming assets as a percentage of
   loans and other real estate                             0.44%     0.58%     0.24%     0.40%     0.43%
Nonperforming assets as a percentage of
   total assets                                            0.36%     0.45%     0.19%     0.29%     0.31%
Allowance for loan losses as a percentage
   of nonperforming loans                                361.52%   241.27%   914.60%   397.03%   313.46%

================================================================================
Table 13 Allocation of the Allowance for Loan Losses
================================================================================

                                                                       As of December 31,
                                                        -----------------------------------------------
($ in thousands)                                          2002       2001      2000      1999      1998
                                                        -------     -----     -----     -----     -----
Commercial, financial, and agricultural                 $ 1,890     1,643     1,574       726       646
Real estate - construction                                  483       449       393       255       256
Real estate - mortgage                                    7,416     6,230     4,849     4,078     3,612
Installment loans to individuals                          1,094     1,021       817       587       678
                                                        -------     -----     -----     -----     -----
Total allocated                                          10,883     9,343     7,633     5,646     5,192
Unallocated                                                  24        45       260     1,028       908
                                                        -------     -----     -----     -----     -----
Total                                                   $10,907     9,388     7,893     6,674     6,100
                                                        =======     =====     =====     =====     =====

================================================================================

================================================================================
Table 14 Loan Loss and Recovery Experience
================================================================================

                                                                            As of December 31,
                                                    -----------------------------------------------------------------
($ in thousands)                                       2002          2001          2000          1999          1998
                                                    ---------      --------      --------      --------      --------
Loans outstanding at end of year                    $ 998,547       890,310       746,089       643,224       567,224
                                                    =========      ========      ========      ========      ========
Average amount of loans outstanding                 $ 954,885       831,817       701,317       597,951       531,929
                                                    =========      ========      ========      ========      ========

Allowance for loan losses, at
   beginning of year                                $   9,388         7,893         6,674         6,100         5,383
Provision for loan losses                               2,545         1,151         1,605           910           990
Additions related to loans assumed in
      corporate acquisitions                               50         1,125            --            --            --
                                                    ---------      --------      --------      --------      --------
                                                       11,983        10,169         8,279         7,010         6,373
                                                    ---------      --------      --------      --------      --------
Loans charged off:
   Commercial, financial and agricultural                (598)          (89)         (171)          (53)          (92)
   Real estate - mortgage                                (230)         (181)           (3)         (126)          (97)
   Installment loans to individuals                      (383)         (642)         (301)         (269)         (253)
                                                    ---------      --------      --------      --------      --------
       Total charge-offs                               (1,211)         (912)         (475)         (448)         (442)
                                                    ---------      --------      --------      --------      --------
Recoveries of loans previously charged-off:
   Commercial, financial and agricultural                  33            27            10            27            51
   Real estate - mortgage                                  15            48            20            17            18
   Installment loans to individuals                        87            56            59            68           100
                                                    ---------      --------      --------      --------      --------
       Total recoveries                                   135           131            89           112           169
                                                    ---------      --------      --------      --------      --------
            Net charge-offs                            (1,076)         (781)         (386)         (336)         (273)
                                                    ---------      --------      --------      --------      --------
Allowance for loan losses, at end of year           $  10,907         9,388         7,893         6,674         6,100
                                                    =========      ========      ========      ========      ========

Ratios:
   Net charge-offs as a percent of average loans        0.11%          0.09%         0.06%         0.06%         0.05%
   Allowance for loan losses as a
         percent of  loans at end of year               1.09%          1.05%         1.06%         1.04%         1.08%
   Allowance for loan losses as a multiple
        of net charge-offs                             10.14x         12.02x        20.45x        19.86x        22.34x
   Provision for loan losses as a percent of net
        charge-offs                                   236.52%        147.38%       415.80%       270.83%       362.64%
   Recoveries of loans previously charged-off
        as a percent of loans charged-off              11.15%         14.36%        18.74%        25.00%        38.24%

================================================================================

================================================================================
Table 15 Average Deposits
================================================================================

                                                                   Year Ended December 31,
                                          ------------------------------------------------------------------------
                                                     2002                     2001                    2000
                                          ----------------------     --------------------     --------------------
                                            Average      Average     Average      Average     Average      Average
($ in thousands)                            Amount        Rate        Amount       Rate        Amount       Rate
                                          ----------     -------     --------     -------     --------     -------
Interest-bearing demand deposits          $  284,657      0.93%      $233,770      1.77%      $193,222      2.53%
Savings deposits                              84,150      1.13%        66,617      1.82%        58,773      2.66%
Time deposits                                352,964      3.67%       345,350      5.48%       296,392      5.69%
Time deposits > $100,000                     186,178      3.51%       171,096      5.88%       128,562      6.13%
                                          ----------                 --------                 --------
     Total interest-bearing deposits         907,949      2.51%       816,833      4.21%       676,949      4.61%
Noninterest-bearing deposits                 102,744        --         83,156        --         67,886        --
                                          ----------                 --------                 --------
     Total deposits                       $1,010,693      2.25%      $899,989      3.82%      $744,835      4.19%
                                          ==========                 ========                 ========

================================================================================
Table 16 Maturities of Time Deposits of $100,000 or More
================================================================================

                                                            As of December 31, 2002
                                     --------------------------------------------------------------------
                                      3 Months      Over 3 to 6   Over 6 to 12     Over 12
(In thousands)                        or Less          Months        Months         Months        Total
                                     ---------      -----------   ------------     -------      ---------
Time deposits of $100,000 or more    $  69,115         57,677         41,586        31,416        199,794
                                     =========       ========       ========       =======      =========

================================================================================
Table 17 Interest Rate Sensitivity Analysis
================================================================================

                                                       Repricing schedule for interest-earning assets and interest-bearing liabilities held as of December 31, 2002
                                                       --------------------------------------------------------------------
                                                       3 Months      Over 3 to 12   Total Within     Over 12
                                                        or Less         Months        12 Months       Months        Total
                                                       ---------     ------------   ------------     -------      ---------
($ in thousands)
Earning assets:
     Loans, net of deferred fees                       $ 405,311         59,567        464,878       533,669        998,547
     Securities available for sale                        16,073         14,183         30,256        35,523         65,779
     Securities held to maturity                             655            401          1,056        13,934         14,990
     Short-term investments                               66,188             --         66,188            --         66,188
                                                       ---------       --------       --------       -------      ---------
          Total earning assets                         $ 488,227         74,151        562,378       583,126      1,145,504
                                                       =========       ========       ========       =======      =========

     Percent of total earning assets                       42.62%          6.47%         49.09%        50.91%        100.00%
     Cumulative percent of total earning assets            42.62%         49.09%         49.09%       100.00%        100.00%

Interest-bearing liabilities:
     Savings, NOW and money market deposits            $ 387,691             --        387,691            --        387,691
     Time deposits of $100,000 or more                    69,115         99,263        168,378        31,416        199,794
     Other time deposits                                 116,813        172,772        289,585        66,507        356,092
     Borrowings                                           20,000          5,000         25,000         5,000         30,000
                                                       ---------       --------       --------       -------      ---------
          Total interest-bearing liabilities           $ 593,619        277,035        870,654       102,923        973,577
                                                       =========       ========       ========       =======      =========

     Percent of total interest-bearing liabilities         60.97%         28.46%         89.43%        10.57%        100.00%
     Cumulative percent of total interest-
          bearing liabilities                              60.97%         89.43%         89.43%       100.00%        100.00%

Interest sensitivity gap                               $(105,392)      (202,884)      (308,276)      480,203        171,927
Cumulative interest sensitivity gap                     (105,392)      (308,276)      (308,276)      171,927        171,927
Cumulative interest sensitivity gap
     as a percent of total earning assets                  -9.20%        -26.91%        -26.91%        15.01%         15.01%
Cumulative ratio of interest-sensitive
     assets to interest-sensitive liabilities              82.25%         64.59%         64.59%       117.66%        117.66%

================================================================================

================================================================================
Table 18 Contractual Obligations and Other Commercial Commitments
================================================================================

                                                               Payments Due by Period (in thousands)
                                                  -----------------------------------------------------------
                   Contractual                                 On Demand or
                   Obligations                                     Less                                After
      --------------------------------------
             As of December 31, 2002                Total       than 1 Year  1-3 Years   4-5 Years    5 Years
      --------------------------------------       ----------    -----------  ---------   ---------    -------
      Long-term debt                              $   30,000        5,000          --          --      25,000
      Operating leases                                 1,247          255         373         330         289
                                                  ----------      -------      ------      ------      ------
         Total contractual cash obligations,
          excluding deposits                          31,247        5,255         373         330      25,289

      Deposits                                     1,055,957      957,372      72,052      25,635         898
                                                  ----------      -------      ------      ------      ------
         Total contractual cash obligations,
          including deposits                      $1,087,204      962,627      72,425      25,965      26,187
                                                  ==========      =======      ======      ======      ======

                                                    Amount of Commitment Expiration Per Period (in thousands)
                                                  ------------------------------------------------------------
                 Other Commercial
                   Commitments                       Total
      --------------------------------------        Amounts        Less                                 After
             As of December 31, 2002               Committed    than 1 Year   1-3 Years   4-5 Years    5 Years
      --------------------------------------      ----------    -----------   ---------   ---------    -------
      Credit cards                                $   13,444        6,722       6,722          --          --
      Lines of credit and loan commitments           165,545       88,577       7,715       1,074      68,179
      Standby letters of credit                        2,279        2,248          31          --          --
                                                  ----------      -------      ------      ------      ------
         Total commercial commitments             $  181,268       97,547      14,468       1,074      68,179
                                                  ==========      =======      ======      ======      ======

================================================================================
Table 19 Market Risk Sensitive Instruments
================================================================================

                                    Expected Maturities of Market Sensitive Instruments Held
                                        at December 31, 2002 Occurring in Indicated Year
                             ----------------------------------------------------------------------
                                                                                                     Average   Estimated
                                                                                                     Interest    Fair
($ in thousands)               2003       2004     2005       2006      2007    Beyond      Total      Rate      Value
                             --------   -------   -------   -------   -------   -------   ---------  --------  ----------
Due from banks,
    interest-bearing         $ 30,753        --        --        --        --        --      30,753    1.15%   $   30,753
Federal funds sold             16,167        --        --        --        --        --      16,167    1.15%       16,167
Presold mortgages in
  process of settlement        19,268        --        --        --        --        --      19,268    5.75%       19,268
Debt Securities- at
  amortized cost (1) (2)       27,237    15,387     5,029     1,900     1,619    22,649      73,821    5.97%       76,001
Loans - fixed (3) (4)          83,152    79,419    99,033    83,052   120,810    55,617     521,083    7.52%      530,083
Loans - adjustable (3) (4)    168,610    55,398    55,232    54,763    71,601    68,884     474,488    5.31%      476,104
                             --------   -------   -------   -------   -------   -------   ---------    ----    ----------
  Total                      $345,187   150,204   159,294   139,715   194,030   147,150   1,135,580    6.20%   $1,148,376
                             ========   =======   =======   =======   =======   =======   =========    ====    ==========

Savings, NOW, and
   money market
   deposits                  $387,691        --        --        --        --        --     387,691    0.71%   $  387,691
Time deposits                 457,301    56,795    15,257     5,850    19,785       898     555,886    2.89%      558,498
Borrowings - fixed (2)          5,000        --        --        --        --     5,000      10,000    6.38%       10,447
Borrowings - adjustable            --        --        --        --        --    20,000      20,000    5.27%       20,000
                             --------   -------   -------   -------   -------   -------   ---------    ----    ----------
  Total                      $849,992    56,795    15,257     5,850    19,785    25,898     973,577    2.11%   $  976,636
                             ========   =======   =======   =======   =======   =======   =========    ====    ==========

(1) Tax-exempt securities are reflected at a tax-equivalent basis using a 35% tax rate.

(2) Securities and borrowings with call dates within 12 months of December 31, 2002 that have above market interest rates are assumed to mature at their call date for purposes of this table. Mortgage securities are assumed to mature in the period of their expected repayment based on estimated prepayment speeds.

(3)   Excludes nonaccrual loans.

(4) Single-family mortgage loans are assumed to mature in the period of their expected repayment based on estimated prepayment speeds. All other loans are shown in the period of their contractual maturity.

================================================================================

================================================================================
Table 20 Return on Assets and Equity
================================================================================

                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                     2002      2001     2000
                                                    -----     -----    -----
Return on assets                                     1.48%     1.30%    1.03%
Return on equity                                    14.25%    11.78%    8.49%
Dividend payout ratio                               47.62%    58.28%   73.33%
Average shareholders' equity to average assets      10.40%    11.05%   12.10%

================================================================================
Table 21 Risk-Based and Leverage Capital Ratios
================================================================================

($ in thousands)                                         2002             2001            2000
                                                     -----------       ----------       --------
Risk-Based and Leverage Capital
Tier I capital:
     Common shareholders' equity                     $   123,985          116,726        110,684
     Trust preferred securities                           20,000               --             --
     Intangible assets                                   (25,169)         (24,488)        (4,630)
     Accumulated other
          comprehensive income                              (752)            (677)          (256)
                                                     -----------       ----------       --------
               Total Tier I leverage capital             118,064           91,561        105,798
                                                     -----------       ----------       --------

Tier II capital:
     Allowable allowance for loan losses                  10,907            9,388          7,893
                                                     -----------       ----------       --------
               Tier II capital additions                  10,907            9,388          7,893
                                                     -----------       ----------       --------
Total risk-based capital                             $   128,971          100,949        113,691
                                                     ===========       ==========       ========

Risk adjusted assets                                 $   957,158          857,933        690,368
Tier I risk-adjusted assets
   (includes Tier I capital adjustments)                 931,237          832,768        685,482
Tier II risk-adjusted assets
   (includes Tiers I and II capital adjustments)         942,144          842,156        693,375
Fourth quarter average assets                          1,195,930        1,109,460        916,691
Adjusted fourth quarter average assets
   (includes Tier I capital adjustments)               1,170,009        1,084,295        911,805

Risk-based capital ratios:
   Tier I capital to Tier I risk adjusted assets           12.68%           10.99%         15.43%
   Minimum required Tier I capital                          4.00%            4.00%          4.00%

   Total risk-based capital to
         Tier II risk-adjusted assets                      13.69%           11.99%         16.40%
   Minimum required total risk-based capital                8.00%            8.00%          8.00%

Leverage capital ratios:
   Tier I leverage capital to
       adjusted fourth quarter average assets              10.09%            8.44%         11.60%
   Minimum required Tier I leverage capital                 4.00%            4.00%          4.00%

================================================================================

================================================================================
Table 22 Quarterly Financial Summary
================================================================================

                                                       2002                                            2001
                                  -----------------------------------------------   -------------------------------------------
($ in thousands except              Fourth       Third      Second        First      Fourth       Third      Second      First
per share data)                     Quarter     Quarter     Quarter      Quarter     Quarter     Quarter     Quarter    Quarter
                                  ----------   ---------   ---------    ---------   ---------   ---------   ---------   -------
Income Statement Data
Interest income, taxable
   equivalent                     $   18,252      18,797      18,512       18,235      18,889      20,038      19,871    18,567
Interest expense                       5,370       5,654       6,046        6,801       8,066       9,001       9,548     9,105
Net interest income,
   taxable equivalent                 12,882      13,143      12,466       11,434      10,823      11,037      10,323     9,462
Taxable equivalent,
   adjustment                            131         127         136          141         139         140         170       143
Net interest income                   12,751      13,016      12,330       11,293      10,684      10,897      10,153     9,319
Provision for loan losses                755         575         775          440         385         238         308       220
Net interest income after
   provision for losses               11,996      12,441      11,555       10,853      10,299      10,659       9,845     9,099
Noninterest income                     3,181       2,889       2,901        2,997       2,890       2,620       2,283     1,862
Noninterest expense                    8,363       8,133       8,063        7,742       7,977       7,509       7,083     6,065
Income before income taxes             6,814       7,197       6,393        6,108       5,212       5,770       5,045     4,896
Income taxes                           2,395       2,538       2,232        2,117       1,851       2,006       1,778     1,672
Net income                             4,419       4,659       4,161        3,991       3,361       3,764       3,267     3,224
-------------------------------------------------------------------------------------------------------------------------------
Per Share Data
Earnings per share - basic        $     0.48        0.51        0.45         0.44        0.37        0.41        0.36      0.37
Earnings per share - diluted            0.48        0.50        0.45         0.43        0.36        0.40        0.35      0.36
Cash dividends declared                 0.23        0.23        0.22         0.22        0.22        0.22        0.22      0.22
Market Price
      High                        $    25.79       27.50       27.52        23.74       24.00       25.75       28.08     22.25
      Low                              22.15       22.01       21.85        20.20       21.03       21.00       18.00     15.50
      Close                            23.51       24.71       27.51        22.82       22.55       24.00       24.63     21.25
Book value                             13.59       13.31       13.06        12.88       12.81       12.73       12.69     12.66
-------------------------------------------------------------------------------------------------------------------------------
Selected Average Balances
Assets                            $1,195,930   1,163,122   1,151,723    1,140,057   1,109,460   1,090,592   1,059,085   924,985
Loans                                990,489     979,489     946,279      903,283     884,952     873,958     815,799   752,557
Earning assets                     1,128,763   1,091,119   1,080,077    1,062,705   1,041,740   1,018,229     992,589   881,955
Deposits                           1,039,880   1,002,770   1,004,886      995,236     965,577     946,152     914,764   773,462
Interest-bearing liabilities         955,950     928,672     916,788      913,334     891,298     873,828     847,300   737,824
Shareholders' equity                 124,081     120,731     120,136      118,824     117,061     118,230     115,699   111,491
-------------------------------------------------------------------------------------------------------------------------------
Ratios
Return on average assets                1.47%       1.59%       1.45%        1.42%       1.20%       1.37%       1.24%     1.41%
Return on average equity               14.13%      15.31%      13.89%       13.62%      11.39%      12.63%      11.33%    11.73%
Average equity to average
   assets                              10.38%      10.38%      10.43%       10.42%      10.55%      10.84%      10.92%    12.05%
Equity to assets at
    end of period                      10.18%      10.45%       9.94%       10.29%      10.20%      10.52%      10.70%    10.73%
Tangible equity to assets
    at end of period                    8.11%       8.36%       7.91%        8.16%       8.06%       8.56%       8.64%     8.89%
Average loans to average
   deposits                            95.25%      97.68%      94.17%       90.76%      91.65%      92.37%      89.18%    97.30%
Average earning assets to
   interest-bearing liabilities       118.08%     117.49%     117.81%      116.35%     116.87%     116.53%     117.15%   119.54%
Net interest margin                     4.53%       4.78%       4.63%        4.36%       4.12%       4.30%       4.17%     4.35%
Nonperforming loans as a
   percent of total loans               0.30%       0.31%       0.29%        0.37%       0.44%       0.54%       0.61%     0.50%
Nonperforming assets as a
   percent of loans and other
   real estate                          0.44%       0.44%       0.42%        0.56%       0.58%       0.67%       0.78%     0.67%
Nonperforming assets as a
   percent of total assets              0.36%       0.37%       0.34%        0.45%       0.45%       0.53%       0.62%     0.50%
Net charge-offs as a percent
   of average loans                     0.17%       0.09%       0.14%        0.04%       0.17%       0.08%       0.09%     0.03%

================================================================================

Item 8. Financial Statements and Supplementary Data

                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001

($ in thousands)                                                 2002             2001
-----------------------------------------------------------------------------------------
ASSETS
Cash & due from banks, noninterest-bearing                    $    26,733          34,019
Due from banks, interest-bearing                                   30,753          41,552
Federal funds sold                                                 16,167          11,244
                                                              -----------      ----------
     Total cash and cash equivalents                               73,653          86,815
                                                              -----------      ----------

Securities available for sale (costs of
     $64,380 in 2002 and $95,445 in 2001)                          65,779          96,469

Securities held to maturity (fair values of
     $15,757 in 2002 and $16,746 in 2001)                          14,990          16,338

Presold mortgages in process of settlement                         19,268          10,713

Loans                                                             998,547         890,310
   Less: Allowance for loan losses                                (10,907)         (9,388)
                                                              -----------      ----------
   Net loans                                                      987,640         880,922
                                                              -----------      ----------

Premises and equipment                                             22,239          18,518
Accrued interest receivable                                         5,341           5,880
Intangible assets                                                  25,169          24,488
Other assets                                                        4,067           4,548
                                                              -----------      ----------
          Total assets                                        $ 1,218,146       1,144,691
                                                              ===========      ==========

LIABILITIES
Deposits: Demand - noninterest-bearing                        $   112,380          96,065
            Savings, NOW, and money market                        387,691         353,439
            Time deposits of $100,000 or more                     199,794         189,948
            Other time deposits                                   356,092         360,829
                                                              -----------      ----------
               Total deposits                                   1,055,957       1,000,281
Borrowings                                                         30,000          15,000
Accrued interest payable                                            2,466           3,480
Other liabilities                                                   5,738           9,204
                                                              -----------      ----------
     Total liabilities                                          1,094,161       1,027,965
                                                              -----------      ----------

SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Authorized: 20,000,000 shares
     Issued and outstanding: 9,121,630 shares in 2002 and
          9,112,542 shares in 2001                                 48,313          50,134
Retained earnings                                                  74,920          65,915
Accumulated other comprehensive income                                752             677
                                                              -----------      ----------
     Total shareholders' equity                                   123,985         116,726
                                                              -----------      ----------
          Total liabilities and shareholders' equity          $ 1,218,146       1,144,691
                                                              ===========      ==========

See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income
                  Years Ended December 31, 2002, 2001 and 2000

($ in thousands, except per share data)                           2002             2001          2000
--------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                     $    66,742         68,055         62,474
Interest on investment securities:
     Taxable interest income                                         4,961          6,372          8,482
     Tax-exempt interest income                                        727            808            866
Other, principally overnight investments                               831          1,538          1,093
                                                               -----------      ---------     ----------
     Total interest income                                          73,261         76,773         72,915
                                                               -----------      ---------     ----------

INTEREST EXPENSE
Savings, NOW and money market                                        3,588          5,354          6,462
Time deposits of $100,000 or more                                    6,825         10,058          7,882
Other time deposits                                                 12,376         18,941         16,862
Borrowings                                                           1,082          1,367          3,014
                                                               -----------      ---------     ----------
     Total interest expense                                         23,871         35,720         34,220
                                                               -----------      ---------     ----------

Net interest income                                                 49,390         41,053         38,695
Provision for loan losses                                            2,545          1,151          1,605
                                                               -----------      ---------     ----------
Net interest income after provision for loan losses                 46,845         39,902         37,090
                                                               -----------      ---------     ----------

NONINTEREST INCOME
Service charges on deposit accounts                                  6,856          5,265          3,118
Other service charges, commissions and fees                          2,336          2,046          1,740
Fees from presold mortgage loans                                     1,713          1,259            453
Commissions from sales of insurance and financial products             738            731            418
Data processing fees                                                   303            205            117
Loan sale gains                                                         11              9             --
Securities gains (losses), net                                          25             61         (1,919)
Branch sale gain                                                        --             --            808
Other gains (losses)                                                   (14)            79             (6)
                                                               -----------      ---------     ----------
     Total noninterest income                                       11,968          9,655          4,729
                                                               -----------      ---------     ----------

NONINTEREST EXPENSES
Salaries                                                            15,079         12,534         10,138
Employee benefits                                                    3,388          3,083          2,543
                                                               -----------      ---------     ----------
   Total personnel expense                                          18,467         15,617         12,681
Occupancy expense                                                    2,077          1,734          1,507
Equipment related expenses                                           2,128          1,631          1,353
Intangibles amortization                                                31          1,535            631
Merger expenses                                                         --             --          3,188
Other operating expenses                                             9,598          8,117          7,381
                                                               -----------      ---------     ----------
     Total noninterest expenses                                     32,301         28,634         26,741
                                                               -----------      ---------     ----------

Income before income taxes                                          26,512         20,923         15,078
Income taxes                                                         9,282          7,307          5,736
                                                               -----------      ---------     ----------

NET INCOME                                                     $    17,230         13,616          9,342
                                                               ===========      =========     ==========

Earnings per share:
      Basic                                                    $      1.89           1.51           1.05
      Diluted                                                         1.85           1.47           1.03

Weighted average common shares outstanding:
      Basic                                                      9,138,750      9,032,453      8,897,966
      Diluted                                                    9,320,721      9,273,769      9,070,125

See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                  Years Ended December 31, 2002, 2001 and 2000

($ in thousands)                                          2002         2001         2000
------------------------------------------------------------------------------------------
Net income                                              $ 17,230       13,616        9,342
                                                        --------      -------      -------
Other comprehensive income:
   Unrealized gains on securities
      available for sale:
      Unrealized holding gains arising
         during the period, pretax                           400          702        2,092
           Tax expense                                      (209)        (242)        (806)
      Reclassification to realized (gains) losses            (25)         (61)       1,919
           Tax expense (benefit)                              10           22         (652)
   Adjustment to minimum pension liability:
      Additional pension charge related to unfunded
        pension liability                                   (165)          --           --
      Tax benefit                                             64           --           --
                                                        --------      -------      -------
Other comprehensive income                                    75          421        2,553
                                                        --------      -------      -------

Comprehensive income                                    $ 17,305       14,037       11,895
                                                        ========      =======      =======

See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                  Years Ended December 31, 2002, 2001 and 2000

                                                                                             Accumulated      Total
                                                      Common Stock                              Other         Share-
                                                 -----------------------        Retained    Comprehensive    holders'
(In thousands, except per share)                 Shares          Amount         Earnings    Income (Loss)     Equity
---------------------------------------------------------------------------------------------------------------------
Balances, January 1, 2000                         8,849         $ 51,490         57,787        (2,297)        106,980
                                                 ------         --------         ------        ------        --------

Net income                                                                        9,342                         9,342
Cash dividends declared ($0.77 per share)                                        (6,849)                       (6,849)
Common stock issued under
     stock option plans                             140              408                                          408
Common stock issued into
     dividend reinvestment plan                      22              344                                          344
Tax benefit realized from exercise of
     nonqualified stock options                                      790                                          790
Purchases and retirement of common stock           (184)          (2,884)                                      (2,884)
Other comprehensive income                                                                      2,553           2,553
                                                 ------         --------         ------        ------        --------

Balances, December 31, 2000                       8,827           50,148         60,280           256         110,684
                                                 ------         --------         ------        ------        --------

Net income                                                                       13,616                        13,616
Cash dividends declared ($0.88 per share)                                        (7,981)                       (7,981)
Common stock issued under
     stock option plans                             116              731                                          731
Common stock issued into
     dividend reinvestment plan                      25              564                                          564
Common stock issued in acquisitions                 602            9,159                                        9,159
Purchases and retirement of common stock           (457)         (10,468)                                     (10,468)
Other comprehensive income                                                                        421             421
                                                 ------         --------         ------        ------        --------

Balances, December 31, 2001                       9,113           50,134         65,915           677         116,726
                                                 ------         --------         ------        ------        --------

Net income                                                                       17,230                        17,230
Cash dividends declared ($0.90 per share)                                        (8,225)                       (8,225)
Common stock issued under
     stock option plans                             144            1,033                                        1,033
Common stock issued into
     dividend reinvestment plan                      50            1,174                                        1,174
Tax benefit realized from exercise of
     nonqualified stock options                                      382                                          382
Purchases and retirement of common stock           (185)          (4,410)                                      (4,410)
Other comprehensive income                                                                         75              75
                                                 ------         --------         ------        ------        --------

Balances, December 31, 2002                       9,122         $ 48,313         74,920           752         123,985
                                                 ======         ========         ======        ======        ========

See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 2002, 2001 and 2000

($ in thousands)                                                                  2002         2001         2000
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                     $  17,230      13,616        9,342
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                     2,545       1,151        1,605
     Net security premium amortization                                               240          50           60
     Gains on sales of loans                                                         (11)         (9)          --
     Proceeds from sales of loans                                                    104         378           --
     Losses (gains) on sales of securities available for sale                        (25)        (61)       1,919
     Gain from sale of branch                                                         --          --         (808)
     Loss on disposal of premises and equipment                                       33          --           98
     Other losses (gains)                                                            (19)        (79)           6
     Loan fees and costs deferred, net of amortization                                45         (35)           8
     Depreciation of premises and equipment                                        1,875       1,424        1,217
     Tax benefit realized from exercise of nonqualified stock options                382          --          790
     Amortization of intangible assets                                                31       1,535          631
     Deferred income tax benefit                                                    (322)        (51)        (546)
     Decrease (increase) in presold mortgages in process of settlement            (8,555)     (9,677)          85
     Decrease (increase) in accrued interest receivable                              574         983       (1,077)
     Decrease (increase) in other assets                                           1,287         855          419
     Increase (decrease) in accrued interest payable                              (1,024)     (1,559)         714
     Increase (decrease) in other liabilities                                     (3,306)      3,873         (325)
                                                                               ---------     -------     --------
          Net cash provided by operating activities                               11,084      12,394       14,138
                                                                               ---------     -------     --------

Cash Flows From Investing Activities
     Purchases of securities available for sale                                  (12,723)    (39,750)     (21,967)
     Purchases of securities held to maturity                                       (252)         (2)        (170)
     Proceeds from sales of securities available for sale                          1,012       2,348       54,494
     Proceeds from maturities/issuer calls of securities available for sale       41,929      48,903       12,914
     Proceeds from maturities/issuer calls of securities held to maturity          2,235       2,905        4,881
     Net increase in loans                                                      (107,192)    (30,490)    (105,581)
     Purchases of premises and equipment                                          (5,643)     (3,216)      (3,312)
     Net cash received (paid) in purchase (sale) of branches                       4,493      87,892      (11,869)
     Net cash received in acquisition of insurance agencies                           --          40           --
     Net cash paid in acquisition of Century Bancorp                                  --      (8,112)          --
                                                                               ---------     -------     --------
          Net cash provided (used) by investing activities                       (76,141)     60,518      (70,610)
                                                                               ---------     -------     --------

Cash Flows From Financing Activities
     Net increase in deposits                                                     47,234      25,266       73,320
     Proceeds from (repayments of) borrowings, net                                15,000     (24,700)     (36,300)
     Cash dividends paid                                                          (8,136)     (7,929)      (6,318)
     Proceeds from issuance of common stock                                        2,207       1,295          752
     Purchases and retirement of common stock                                     (4,410)    (10,468)      (2,884)
                                                                               ---------     -------     --------
          Net cash provided (used) by financing activities                        51,895     (16,536)      28,570
                                                                               ---------     -------     --------

Increase (Decrease) In Cash And Cash Equivalents                                 (13,162)     56,376      (27,902)
Cash And Cash Equivalents, Beginning Of Period                                    86,815      30,439       58,341
                                                                               ---------     -------     --------

Cash And Cash Equivalents, End Of Period                                       $  73,653      86,815       30,439
                                                                               =========     =======     ========

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the period for:
     Interest                                                                  $  24,885      37,034       33,601
     Income taxes                                                                 14,167       2,865        6,126
Non-cash transactions:
     Transfer of securities from held to maturity to available for sale               --      31,220           --
     Foreclosed loans transferred to other real estate                               825         820           --
     Unrealized gain on securities available for sale, net of taxes                  176         421        2,553
     Premises and equipment transferred to other real estate                         228         425           85

See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

      (a) Basis of Presentation - The consolidated financial statements include the accounts of First Bancorp (the Company) and its wholly owned subsidiaries:
First Bank (the Bank); Montgomery Data Services, Inc. (Montgomery Data); First Bancorp Financial Services, Inc. (First Bancorp Financial), and First Bancorp Capital Trust I. The Bank has two wholly owned subsidiaries: First Bank Insurance Services, Inc. (First Bank Insurance), and First Montgomery Financial Services Corporation (First Montgomery). First Montgomery has one wholly owned subsidiary - First Troy Realty Corporation (First Troy). All significant intercompany accounts and transactions have been eliminated.

      The Company is a bank holding company. The principal activity of the Company is the ownership and operation of First Bank, a state chartered bank with its main office in Troy, North Carolina. Other subsidiaries include Montgomery Data, a data processing company whose primary client is First Bank, and First Bancorp Financial, a real estate investment subsidiary, both of which are headquartered in Troy. First Bancorp Capital Trust I is also a wholly owned subsidiary of the Company that was created as a statutory business trust under the laws of the State of Delaware in October 2002 and was formed primarily to issue $20 million in debt securities. These securities qualify as Tier I capital for regulatory capital adequacy requirements. First Bank Insurance is a provider of non-FDIC insured investment and insurance products. First Montgomery is a Virginia incorporated company that acquires real estate in Virginia and leases the property to the Bank. First Troy was formed in 1999 and allows the Bank to centrally manage a portion of its real estate loan portfolio. First Troy has elected to be treated as a real estate investment trust for tax purposes.

      As discussed in Note 2 below, in September 2000 the Company completed the merger acquisition of First Savings Bancorp, Inc. This transaction was accounted for as a pooling-of-interests and, accordingly, all financial information prior to that date was restated to include the combined results of the Company and First Savings Bancorp, Inc.

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

      A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

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

      Commercial loans greater than $100,000 that are on nonaccrual status are evaluated regularly for impairment. A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured using either 1) an estimate of the cash flows that the Company expects to receive from the borrower discounted at the loan's effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral is used to value the loan. While a loan is considered to be impaired, the Company's policy is that interest accrual is discontinued and all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off. Further cash receipts are recorded as interest income to the extent that any interest has been foregone.

      (f) Presold Mortgages in Process of Settlement and Loans Held for Sale - As a part of normal business operations, the Company originates residential mortgage loans that have been pre-approved by secondary investors. The terms of the loans are set by the secondary investors, and the purchase price that the investor will pay for the loan is agreed to prior to the funding of the loan by the Company. Generally within three weeks after funding, the loans are transferred to the investor in accordance with the agreed-upon terms. The Company receives origination fees from borrowers and servicing release premiums from the investors that are recognized on the income statement, on the sale date, in the line item "fees from presold mortgages." Between the initial funding of the loans by the Company and the subsequent reimbursement by the investors, the Company carries the loans on its balance sheet at cost.

      Periodically, the Company originates commercial loans that are intended for resale. The Company carries these loans at the lower of cost or fair value at each reporting date. There were no such loans held for sale as of

December 31, 2002 or 2001.

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

      (h) Other Real Estate - Other real estate owned consists primarily of real estate acquired by the Company through legal foreclosure or deed in lieu of foreclosure. The property is initially carried at the lower of cost (generally the loan balance plus additional costs incurred for improvements to the property) or estimated fair value of the property less estimated selling costs. If there are subsequent declines in fair value, the property is written down to its fair value through a charge to expense. Capital expenditures made to improve the property are capitalized. Costs of holding real estate, such as property taxes, insurance and maintenance, less related revenues during the holding period, are charged to operations.

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

      (j) Intangible Assets - The Company has adopted Statement of Financial Standards (SFAS) No. 141, entitled "Business Combinations" (Statement 141), SFAS No. 142, entitled "Goodwill and Other Intangible Assets" (Statement 142) and SFAS No. 147, entitled "Acquisitions of Certain Financial Institutions" (Statement 147). Certain provisions of Statement 142 relating to business combinations consummated after June 30, 2001 were adopted by the Company on July 1, 2001. The remaining provisions of Statement 142 and all provisions of Statement 141 and Statement 147 were adopted effective January 1, 2002.

      Under these standards, all business combinations must be accounted for using the purchase method of accounting. Identifiable intangible assets are recognized separately and are amortized over their estimated useful lives. Goodwill is recognized in business combinations to the extent that the price paid exceeds the fair value of the net assets acquired, including any identifiable intangible assets. Goodwill is not amortized, but is subject to fair value impairment tests on at least an annual basis. The Company's impairment tests conducted in 2002 indicated no goodwill impairment. See Note 1(r) for additional discussion.

      Prior to January 1, 2002, the Company's policy was to amortize all acquisition-related intangible assets on a straight-line basis over their estimated useful lives, with a minimum amortization period of 5 years and a maximum amortization period of 15 years.

      In accordance with applicable accounting standards, the Company records an intangible asset in connection with a defined benefit pension plan to fully accrue for its liability. This intangible asset is adjusted annually in accordance with actuarially determined amounts. The amount of this intangible asset was $217,000 and

$253,000 at December 31, 2002 and 2001, respectively.

      (k) Stock Option Plan - At December 31, 2002, the Company has five stock-based employee compensation plans, which are described more fully in Note
14. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                      Year Ended December 31,
                                                             ----------------------------------------
      (In thousands except per share data)                      2002           2001           2000
                                                             ----------     ----------     ----------
      Net income, as reported                                $   17,230         13,616          9,342
      Deduct: Total stock-based employee compensation
         expense determined under fair value based method
         for all awards, net of related tax effects                (249)          (273)          (621)
                                                             ----------     ----------     ----------
      Pro forma net income                                   $   16,981         13,343          8,721
                                                             ==========     ==========     ==========

      Earnings per share:     Basic - As reported            $     1.89           1.51           1.05
                              Basic - Pro forma                    1.86           1.48           0.98

                              Diluted - As reported                1.85           1.47           1.03
                              Diluted - Pro forma                  1.82           1.44           0.96

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

      The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Share:

                                                      For the Years Ended December 31,
                      ----------------------------------------------------------------------------------------------
                                   2002                             2001                            2000
                      -----------------------------    -----------------------------    ----------------------------
($ in thousands,       Income     Shares      Per      Income      Shares      Per      Income     Shares      Per
except per share       (Numer-    (Denom-    Share     (Numer-     (Denom-    Share     (Numer-    (Denom-    Share
amounts)                ator)     inator)    Amount     ator)      inator)    Amount     ator)     inator)    Amount
                      -------    ---------   ------    -------    ---------   ------    ------    ---------   ------
Basic EPS             $17,230    9,138,750    $1.89    $13,616    9,032,453    $1.51    $9,342    8,897,966    $1.05
                                             ======                           ======                          ======
Effect of dilutive
  securities               --      181,971                  --      241,316                 --      172,159
                      -------    ---------             -------    ---------             ------    ---------
Diluted EPS           $17,230    9,320,721    $1.85    $13,616    9,273,769    $1.47    $9,342    9,070,125    $1.03
                      =======    =========    =====    =======    =========    =====    ======    =========    =====

      For the years ended December 31, 2002, 2001, and 2000, there were options of 24,000, 144,250, and 255,244, respectively, that were antidilutive since the exercise price exceeded the average market price for the year. These options have been omitted from the calculation of diluted earnings per share for their respective years.

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

      Commitments to Extend Credit and Standby Letters of Credit - At December 31, 2002 and 2001, the Company's off-balance sheet financial instruments had no carrying value. The large majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short terms to maturity. Therefore, the fair value for these financial instruments is considered to be immaterial.

      (n) Impairment - Goodwill is evaluated for impairment on at least an annual basis by comparing the fair value of its reporting units to their related carrying value. Any excess of the carrying value over the fair value of a reporting unit is expensed as an impairment loss.

      For long-lived assets other than goodwill, the Company reviews them for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company's policy is that an impairment loss is recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. Those assets to be disposed of are to be reported at the lower of the carrying amount or fair value, less costs to sell.

      To date, the Company has not had to record any impairment write-downs of its long-lived assets or goodwill. See Note 1(r) for additional discussion regarding recent accounting standards related to impairment.

      (o) Comprehensive Income - Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of accumulated other comprehensive income for the Company are as follows:

                                                    December 31,     December 31,   December 31,
                                                        2002            2001           2000
                                                    ------------     ------------   ------------
            Unrealized gain on securities
                  available for sale                  $ 1,399           1,024           383
                 Deferred tax liability                  (546)           (347)         (127)
                                                      -------          ------          ----
            Net unrealized gain on securities
                  available for sale                      853             677           256
                                                      -------          ------          ----

            Additional minimum pension
                  liability                              (165)             --            --
                 Deferred tax asset                        64              --            --
                                                      -------          ------          ----
            Net additional minimum pension
                  liability                              (101)             --            --
                                                      -------          ------          ----

            Total accumulated other
                  comprehensive income                $   752             677           256
                                                      =======          ======          ====

      (p) Segment Reporting - SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. The Company's operations are primarily within the commercial banking segment, and the financial statements presented herein reflect the results of that segment. Also, the Company has no foreign operations or customers.

      (q) Reclassifications - Certain amounts for prior years have been reclassified to conform to the 2002 presentation. The reclassifications had no effect on net income or shareholders' equity as previously presented, nor did they materially impact trends in financial information.

      (r) Recent Accounting Pronouncements - On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. On January 1, 2001, the Company transferred, as permitted by the standard upon its adoption, held-to-maturity securities with an amortized cost of approximately $31.7 million to the available for sale category at fair value. The unrealized loss at the time of the transfer was approximately $513,000, and was included as a component of other comprehensive income, net of tax. The Company does not engage in any hedging activities and, other than the aforementioned transfer of securities, the adoption of the statement had no impact on the Company.

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" (Statement 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. The Company adopted this statement July 1, 2001. Statement 142 requires that all goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement
142. Statement 142 also requires that identifiable intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Certain provisions of Statement 142 relating to business combinations consummated after June 30, 2001 were adopted by the Company on July 1, 2001. The remaining provisions were adopted on January 1, 2002. In connection with Statement 142's transitional goodwill impairment evaluation, the statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. The Company completed this assessment during the first quarter of 2002 and determined that there was no goodwill impairment. See Note 6 for additional disclosures related to Statement 142.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. Statement 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement 144 also supersedes Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement was adopted by the Company on January 1, 2002 and did not have a material impact on the Company's financial statements.

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

      In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" (Statement 147), which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. This standard removes certain acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Bank or Thrift Institutions" (Statement 72). This statement requires financial institutions to reclassify goodwill arising from a qualified business acquisition from Statement 72 goodwill to goodwill subject to the provisions of Statement 142. The reclassified goodwill is no longer amortized but is subject to an annual impairment test, pursuant to Statement 142. The Company adopted Statement 147 in the fourth quarter of 2002, but effective as of January 1, 2002. Statement 147 required the Company to retroactively restate its previously issued 2002 interim consolidated financial statements to reverse reclassified Statement 72 goodwill amortization expense recorded in the first three quarters of the 2002 fiscal year. Accordingly, $1,068,000 in amortization expense that had been recorded during the first nine months of 2002 was retroactively reversed by reducing the respective quarters' amortization expense and increasing intangible assets. The associated income tax expense recorded related to the reversal of amortization expense amounted to $374,000 for that same nine month period.

      In November 2002, the FASB issued Financial Interpretation No. 45 (FIN
45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002 and are contained in Note 12. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002, the impacts of which are not expected to be material to the Company. The Company issues standby letters of credit whereby the Company guarantees performance if a specified triggering event or condition occurs, primarily nonpayment by the Company's customer to their supplier. The standby letters of credit are generally for terms for one year, at which time they may be renewed for another year if both parties agree. See Note 12.

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148) an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002 while the disclosure requirements are effective for interim periods beginning after December 15, 2002, with early application encouraged. The adoption of SFAS 148 requires enhanced disclosures for the Company's stock-based employee compensation plan for the year ended December 31, 2002. The Company does not have any plans to change its method of accounting for stock-based employee compensation, but has furnished the expanded disclosures in Note 1(k).

Note 2. Acquisitions and Divestitures - Completed and Pending

      Since January 1, 2000, the Company has completed several acquisitions and had one branch divestiture.

      The Company completed one acquisition in 2002 as follows:

      (a) Broadway branch purchase - On October 4, 2002, the Company completed the purchase of a branch of RBC Centura located in Broadway, North Carolina. The Company assumed the branch's $8 million in deposits and $3 million in loans. The primary reason for this acquisition was to increase the Company's presence in Lee County, a market in which the Company already had two branches with a large customer base. An intangible asset of $0.7 million, all of which is deductible for tax purposes, was recorded in connection with this acquisition. The entire intangible asset was determined to be goodwill that is not subject to amortization (see Note 1(r)). The primary factors that contributed to a purchase price that resulted in recognition of goodwill were the Company's desire to expand in Lee County with a facility, operations, and experienced staff in place. The Broadway branch's operations are included in the accompanying Consolidated Statements of Income beginning on the acquisition date of October 4, 2002.

      The Company completed one whole-company acquisition and several branch purchases in 2001. The following is a brief description of each purchase, which is then followed by a table containing a condensed balance sheet that indicates the amount assigned to each major asset and liability of the entities purchased as of their respective acquisition date.

      (a) Salisbury branch purchase - On December 17, 2001, the Company completed the purchase of a branch of First Union National Bank located in Salisbury, North Carolina. The Company assumed the branch's $30 million in deposits and $9 million in loans. The primary reason for this acquisition was to increase the Company's presence in Salisbury, a market that the Company entered in 2000 with the opening of a de novo branch. An intangible asset of $3.2 million, all of which is deductible for tax purposes, was recorded in connection with this acquisition. This intangible asset was amortized on a straight-line basis over 15 years until the Company adopted Statement 147 (see
Note 1(r)) as of January 1, 2002, at which time it ceased to be amortized. The primary factors that contributed to a purchase price that resulted in recognition of goodwill were the Company's desire to expand in Salisbury with a facility, operations, and experienced staff in place. The Salisbury branch's operations are included in the accompanying Consolidated Statements of Income beginning on the acquisition date of December 17, 2001.

      (b) Insurance agency acquisitions - On May 30, 2001, the Company completed the purchase of two insurance agencies - Aberdeen Insurance & Realty Company and Hobbs Insurance and Realty Company. Both agencies were located in Moore County and specialized in placing property and casualty insurance coverage for individuals and businesses in the Moore County area. The primary reason for this acquisition was to give the Company the platform to offer property and casualty insurance to its entire customer base. In completing the acquisition, the agencies were merged into First Bank Insurance Services, Inc. Approximately 16,000 shares of Company stock were issued in connection with the acquisition of the two agencies. An intangible asset of $243,000 was recorded in connection with the acquisition, none of which is deductible for tax purposes, and is being amortized on a straight-line basis over 15 years. This intangible asset has been determined to be an identifiable intangible asset as defined in Statement 142 (see discussion in Note 1(r)) and thus continues to be amortized. The insurance agencies' operations are included in the accompanying Consolidated Statements of Income beginning on the acquisition date of May 30, 2001. No pro forma earnings information has been presented due to the immateriality of the acquisitions.

      (c) Century Bancorp, Inc. - On May 17, 2001, the Company completed the purchase of Century Bancorp, Inc. ("Century"). Century was the holding company for Home Savings, Inc., SSB, a one branch savings institution located in Thomasville, NC. Century had total assets of $107 million, total loans of $90 million, and total deposits of $72 million. The primary reason for the acquisition was to expand into a contiguous market. In accordance with the terms of the merger agreement, the Company issued approximately 586,000 shares of common stock and paid cash of approximately $13.2 million to Century shareholders in exchange for all shares of Century outstanding. An intangible asset of $3.2 million, none of which is deductible for tax purposes, was recorded in connection with this acquisition and was amortized on a straight-line basis over 15 years until the Company's January 1, 2002 adoption of Statement 142 (see Note 1(r)), at which time it ceased to be amortized. The primary factors that contributed to a purchase price that resulted in recognition of goodwill were the Company's desire to expand into Century's market area with a facility, operations and experienced staff in place.

      Century's operations are included in the accompanying Consolidated Statements of Income beginning on the acquisition date of May 17, 2001. The following table reflects the pro forma combined results of operations, assuming the Century acquisition had occurred at the beginning of 2001 and 2000:

                                                    2001       2000
                                                  -------     ------
            Net interest income                   $42,028     41,013
            Net income                             13,793      9,513
            Earnings per share - diluted             1.45       0.99

      (d) Robeson and Scotland Counties branch purchase - On March 26, 2001, the Company completed the purchase of four branches from First Union National Bank with aggregate deposits of approximately $103 million and aggregate loans of approximately $17 million. The four branches acquired were in Lumberton, Pembroke, St. Pauls (all located in Robeson County, NC), and Laurinburg (Scotland County, NC). The primary reason for the acquisition was to leverage the Company's capital by expanding into three contiguous markets (Lumberton, Pembroke and St. Pauls) and increase market share in one market (Laurinburg). An intangible asset of $14.6 million, all of which is deductible for tax purposes was recorded in connection with this purchase. This intangible asset was amortized on a straight-line basis over 15 years until the Company adopted Statement 147 (see Note 1(r)) as of January 1, 2002, at which time it ceased to be amortized. The primary factors that contributed to a purchase price that resulted in recognition of goodwill were the Company's desire to expand in three contiguous markets and increase market share in an existing market with facilities, operations and experienced staff in place. These four branches' operations are included in the accompanying Consolidated Statements of Income beginning on the acquisition date of March 26, 2001.

      The following table contains a condensed balance sheet that indicates the amount assigned to each major asset and liability as of the respective acquisition dates for the 2001 acquisitions described above.

                                                                              Robeson and
                                   Salisbury      Insurance                    Scotland
Assets acquired                      branch        agencies      Century   counties branches    Total
-------------------------          ---------      ---------      -------   -----------------    -----
                                                              (in millions)
Cash                                 $17.7             --           5.9           70.2           93.8
Securities                              --             --           9.0             --            9.0
Loans, gross                           9.3             --          90.2           16.7          116.2
Allowance for loan losses             (0.2)            --          (0.6)          (0.3)          (1.1)
Premises and equipment                 0.5            0.1           0.6            1.9            3.1
Other                                   --             --           1.4             --            1.4
                                     -----          -----         -----          -----          -----
    Total assets acquired             27.3            0.1         106.5           88.5          222.4
                                     -----          -----         -----          -----          -----

Liabilities assumed
Deposits                              30.3             --          71.7          102.6          204.6
Borrowings                              --             --          13.5             --           13.5
Other                                  0.2             --           2.5            0.5            3.2
                                     -----          -----         -----          -----          -----
   Total liabilities assumed          30.5             --          87.7          103.1          221.3
                                     -----          -----         -----          -----          -----
Value of cash paid and/or
    stock issued to stock-
    holders of acquiree                n/a            0.3          22.0            n/a           22.3
                                     -----          -----         -----          -----          -----
Intangible assets recorded           $ 3.2            0.2           3.2           14.6           21.2
                                     =====          =====         =====          =====          =====

      The lone acquisition during 2000 was the September 14, 2000 merger acquisition of First Savings Bancorp, Inc. - the holding company for First Savings Bank of Moore County, SSB (collectively referred to as "First Savings"). The primary reason for the acquisition was to increase market share in Moore County. Each share of First Savings stock was exchanged for 1.2468 shares of the Company's stock, resulting in the Company issuing approximately 4,407,000 shares of stock to complete the transaction. As of the acquisition date, First Savings had total assets of $310 million, with loans of $232 million and deposits of $223 million. The merger was accounted for as a pooling-of-interests and, accordingly, all financial results for periods prior to the acquisition were restated to include the combined results of the Company and First Savings.

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

      At December 31, 2002, the Company has the following acquisitions pending:

      (a) Uwharrie Insurance Group - On October 7, 2002, the Company announced that its insurance subsidiary, First Bank Insurance, had reached an agreement to acquire Uwharrie Insurance Group, a Montgomery County based property and casualty insurance agency. With eight employees, Uwharrie Insurance Group, Inc. serves approximately 5,000 customers, primarily from its Troy-based headquarters, and has annual commissions of approximately $500,000. The primary reason for the acquisition was to gain efficiencies of scale with the Company's existing property and casualty insurance business. The transaction was completed on January 2,

2003, with the Company paying cash in the amount of $546,000. The tangible assets of Uwharrie Insurance Group on the date of acquisition were approximately $20,000, which resulted in the Company recording an intangible asset of approximately $526,000. The Company is currently in the process of determining what portion of the intangible asset will be allocated to identifiable intangible assets and what portion will be allocated as goodwill.

      (b) On July 16, 2002, the Company reported that it had agreed to acquire Carolina Community Bancshares, Inc. (CCB), a South Carolina community bank with total assets of approximately $70 million. CCB operates out of three branches in Dillon County, South Carolina, with its headquarters and one of its branches located in Latta, and two branches in the city of Dillon. This represents the Company's first entry into South Carolina. Dillon County, South Carolina is contiguous to Robeson County, North Carolina, a county where the Company operates four branches. The Company's primary reason for the acquisition was to expand into a contiguous market with facilities, operations and experienced staff in place. The terms of the agreement called for shareholders of Carolina Community to receive 0.8 shares of First Bancorp stock and $20.00 in cash for each share of Carolina Community stock they own. The transaction was completed on January 15, 2003 with the Company paying cash of $8.3 million, issuing 332,888 shares of common stock valued at approximately $7.9 million, and assuming employee stock options with an intrinsic value of approximately $0.9 million, for a total deal value of approximately $17.1 million. It is not expected that any portion of the intangible asset to be recorded will be deductible for income tax purposes. Due to the acquisition having been recently completed, the purchase price allocation has not been finalized. The following is a condensed unaudited balance sheet, as reported by CCB, as of the acquisition date of January 15, 2003.

                                                                CCB
                                                           -------------
            Assets                                         (in millions)
            Cash and cash equivalents                          $ 7.0
            Securities                                          13.0
            Loans, gross                                        47.7
            Allowance for loan losses                           (0.8)
            Premises and equipment                               0.8
            Intangible assets                                    0.8
            Other                                                1.7
                                                               -----
                Total assets                                   $70.2
                                                               =====

            Liabilities
            Deposits                                           $58.7
            Borrowings                                           2.0
            Other                                                0.7
                                                               -----
               Total liabilities                                61.4
                                                               -----
            Shareholders' equity                                 8.8
                                                               -----
            Total liabilities and shareholders' equity         $70.2
                                                               =====

Note 3. Securities

      The book values and approximate fair values of investment securities at December 31, 2002 and 2001 are summarized as follows:

                                                       2002                                             2001
                                  ---------------------------------------------    ---------------------------------------------
                                  Amortized     Fair            Unrealized         Amortized     Fair            Unrealized
                                     Cost       Value       Gains      (Losses)       Cost       Value       Gains      (Losses)
                                  ---------    -------     -------     --------    ---------    -------     -------     --------
(In thousands)
Securities available for sale:
  U.S. Treasury                    $    --          --          --          --          500         512          12          --
  U.S. Government agencies          12,953      13,529         576          --       27,222      28,111         898          (9)
  Mortgage-backed securities        34,265      35,208         968         (25)      51,901      52,227         482        (156)
  Corporate bonds                   11,613      11,507         101        (207)       8,845       8,663          14        (196)
  Equity securities                  5,549       5,535          --         (14)       6,977       6,956          --         (21)
                                   -------     -------     -------     -------      -------     -------     -------     -------
Total available for sale           $64,380      65,779       1,645        (246)      95,445      96,469       1,406        (382)
                                   =======     =======     =======     =======      =======     =======     =======     =======

Securities held to maturity:
  State and local governments      $13,951      14,718         767          --       16,130      16,538         462         (54)
  Other                              1,039       1,039          --          --          208         208          --          --
                                   -------     -------     -------     -------      -------     -------     -------     -------
Total held to maturity             $14,990      15,757         767          --       16,338      16,746         462         (54)
                                   =======     =======     =======     =======      =======     =======     =======     =======

      Included in mortgage-backed securities at December 31, 2002 were collateralized mortgage obligations with an amortized cost of $12,590,000 and a fair value of $12,720,000. Included in mortgage-backed securities at December 31, 2001 were collateralized mortgage obligations with an amortized cost of $21,703,000 and a fair value of $21,886,000.

      The Company owned Federal Home Loan Bank stock with a cost and fair value of $5,352,000 at December 31, 2002 and $5,806,000 at December 31, 2001, which is included in equity securities above and serves as part of the collateral for the Company's line of credit with the Federal Home Loan Bank (see Note 9 for additional discussion). The investment in this stock is a requirement for membership in the Federal Home Loan Bank system.

      The book values and approximate fair values of investment securities at December 31, 2002, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Securities Available for Sale         Securities Held to Maturity
                                               -----------------------------         ---------------------------
                                                   Amortized     Fair                    Amortized     Fair
(In thousands)                                        Cost       Value                      Cost       Value
                                                   ---------    -------                  ---------    -------
Debt securities
    Due within one year                             $   500         503                   $ 1,056       1,072
    Due after one year but within five years          6,499       6,626                     6,760       7,052
    Due after five years but within ten years         6,771       7,270                     6,578       7,017
    Due after ten years                              10,796      10,637                       596         616
    Mortgage-backed securities                       34,265      35,208                        --          --
                                                    -------     -------                   -------     -------
        Total debt securities                        58,831      60,244                    14,990      15,757

Equity securities                                     5,549       5,535                        --          --
                                                    -------     -------                   -------     -------
        Total securities                            $64,380      65,779                   $14,990      15,757
                                                    =======     =======                   =======     =======

      At December 31, 2002 and 2001, investment securities with book values of $37,902,000 and $38,797,000, respectively, were pledged as collateral for public and private deposits.

      Sales of securities available for sale with aggregate proceeds of $1,012,000 in 2002, $2,348,000 in 2001, and $54,494,000 in 2000 resulted in gross gains of $27,000 and gross losses of $2,000 in 2002, gross gains of $61,000 in 2001, and gross gains of $89,000 and gross losses of $2,008,000 in 2000.

Note 4. Loans and Allowance for Loan Losses

      Loans at December 31, 2002 and 2001 are summarized as follows:

(In thousands)                                              2002         2001
                                                         ---------     --------
Commercial, financial, and agricultural                  $  88,291       79,695
Real estate - construction                                  68,162       66,304
Real estate - mortgage                                     795,148      697,498
Installment loans to individuals                            47,648       47,471
                                                         ---------     --------
    Subtotal                                               999,249      890,968
Unamortized net deferred loan fees                            (702)        (658)
                                                         ---------     --------
    Loans, net of deferred fees                          $ 998,547      890,310
                                                         =========     ========

      Loans described above as "Real estate - mortgage" included loans secured by 1-4 family dwellings in the amounts of $466,600,000 and $442,000,000 as of December 31, 2002 and 2001, respectively, with such loans being pledged as collateral for certain borrowings (see Note 9). The loans above also include loans to executive officers and directors and to their associates totaling approximately $9,552,000 and $8,405,000 at December 31, 2002 and 2001,
respectively. During 2002, additions to such loans were approximately $3,269,000 and repayments totaled approximately $2,122,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features.

      Nonperforming assets at December 31, 2002 and 2001 are as follows:

(In thousands)                                              2002         2001
                                                         ---------     --------
Loans: Nonaccrual loans                                  $   2,976        3,808
       Restructured loans                                       41           83
       Accruing loans greater than 90 days past due             --           --
                                                         ---------     --------
           Total nonperforming loans                         3,017        3,891
Other real estate (included in other assets)                 1,384        1,253
                                                         ---------     --------
     Total nonperforming assets                          $   4,401        5,144
                                                         =========     ========

      If the nonaccrual loans and restructured loans as of December 31, 2002, 2001 and 2000 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $246,000, $320,000 and $62,000 for nonaccrual loans and $6,000, $10,000 and $27,000 for restructured loans would have been recorded for 2002, 2001 and 2000, respectively. Interest income on such loans that was actually collected and included in net income in 2002, 2001 and 2000 amounted to approximately $55,000, $76,000 and $38,000 for nonaccrual loans (prior to their being placed on nonaccrual status) and $6,000, $7,000 and $21,000 for restructured loans, respectively.

      Activity in the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000 is as follows:

(In thousands)                                   2002         2001        2000
                                               --------      ------      ------
Balance, beginning of year                     $  9,388       7,893       6,674
Provision for loan losses                         2,545       1,151       1,605
Recoveries of loans charged-off                     135         131          89
Loans charged-off                                (1,211)       (912)       (475)
Allowance recorded related to loans
    assumed in corporate acquisitions                50       1,125          --
                                               --------      ------      ------
Balance, end of year                           $ 10,907       9,388       7,893
                                               ========      ======      ======

      At December 31, 2002 and 2001, the recorded investment in loans considered to be impaired was $1,431,000 and $2,482,000, respectively, of which all were on a nonaccrual basis at each year end. The related allowance for loan losses for the impaired loans at December 31, 2002 and 2001 was $290,000 and $432,000, respectively. There was $162,000 in impaired loans at December 31, 2002 for which there was no related allowance. At December 31, 2001 there were no impaired loans for which there was no related allowance. The average recorded investments in impaired loans during the years ended December 31, 2002, 2001, and 2000 were approximately $1,822,000, $2,450,000, and $218,000, respectively.
For the years ended December 31, 2002, 2001, and 2000, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

Note 5. Premises and Equipment

      Premises and equipment at December 31, 2002 and 2001 consist of the following:

(In thousands)                                               2002         2001
                                                           --------     -------
Land                                                       $  4,486       4,455
Buildings                                                    16,212      14,138
Furniture and equipment                                      14,093      10,957
Leasehold improvements                                          569         569
                                                           --------     -------
    Total cost                                               35,360      30,119
Less accumulated depreciation and amortization              (13,121)    (11,601)
                                                           --------     -------
    Net book value of premises and equipment               $ 22,239      18,518
                                                           ========     =======

Note 6. Goodwill and Other Intangible Assets

      The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of December 31, 2002 and December 31, 2001 and the carrying amount of unamortized intangible assets as of December 31, 2002 and December 31, 2001.

                                                     December 31, 2002                    December 31, 2001
                                            --------------------------------      -------------------------------
                                            Gross Carrying       Accumulated      Gross Carrying      Accumulated
(In thousands)                                  Amount          Amortization          Amount         Amortization
                                            --------------      ------------      --------------     ------------
Amortized intangible assets:
   Customer lists                               $   243               23                 243                7
   Core deposit premium related to
       whole-bank acquisition                       335              261                 335              246
                                                -------              ---              ------              ----
        Total                                   $   578              284                 578              253
                                                =======              ===              ======              ===

Unamortized intangible assets:
   Goodwill                                     $24,658                               23,910
                                                =======                               ======
   Pension                                      $   217                                  253
                                                =======                               ======

      The following table presents the estimated amortization expense for intangible assets for each of the five calendar years ending December 31, 2007 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

                                                             Estimated
                                                        Amortization Expense
                                                           (In thousands)
            ----------                                  --------------------
               2003                                             $ 29
               2004                                               27
               2005                                               26
               2006                                               24
               2007                                               23
            Thereafter                                           165
                                                                ----
                Total                                           $294
                                                                ====

      The following tables present the adjusted effect on net income and on basic and diluted earnings per share excluding the amortization of goodwill for the years ended December 31, 2002, 2001 and 2000. See Note 1(r) for discussion.

                                                       For the Years Ended December 31,
                                                   ----------------------------------------
(Dollars in thousands, except
earnings per share amounts)                           2002           2001           2000
                                                   ----------     ----------     ----------
Reported net income                                $   17,230         13,616          9,342
Add back: Goodwill amortization, net of taxes              --          1,160            527
                                                   ----------     ----------     ----------
     Adjusted net income                           $   17,230         14,776          9,869
                                                   ==========     ==========     ==========

Basic earnings per share:
     As reported                                   $     1.89           1.51           1.05
     Goodwill amortization                                 --           0.13           0.06
                                                   ----------     ----------     ----------
        Adjusted basic earnings per share          $     1.89           1.64           1.11
                                                   ==========     ==========     ==========

Diluted earnings per share:
     As reported                                   $     1.85           1.47           1.03
     Goodwill amortization                                 --           0.12           0.06
                                                   ----------     ----------     ----------
        Adjusted diluted earnings per share        $     1.85           1.59           1.09
                                                   ==========     ==========     ==========

Note 7. Income Taxes

      Total income taxes for the years ended December 31, 2002, 2001 and 2000 were allocated as follows:

(In thousands)                                                           2002       2001      2000
                                                                       -------      -----     -----
Net income                                                             $ 9,282      7,307     5,736
Stockholders' equity, for unrealized holding gain on
   debt and equity securities for financial reporting purposes             199        220     1,458
Stockholders' equity, for tax benefit of additional pension charge         (64)        --        --
                                                                       -------      -----     -----
    Total income taxes                                                 $ 9,417      7,527     7,194
                                                                       =======      =====     =====

      The components of income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 are as follows:

(In thousands)                            2002            2001            2000
                                        -------          ------          ------
Current  - Federal                      $ 8,964           7,256           6,108
         - State                            464             102             174
Deferred - Federal                         (146)            (51)           (546)
                                        -------          ------          ------
   Total                                $ 9,282           7,307           5,736
                                        =======          ======          ======

      The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2002 and 2001 are presented below:

(In thousands)                                                                   2002        2001
                                                                               -------      ------
Deferred tax assets:
     Allowance for loan losses                                                 $ 3,658       3,058
     Excess book over tax retirement plan cost                                     278         207
     Basis of investment in subsidiary                                              69          69
     Net loan fees recognized for tax reporting purposes                           166         113
     Reserve for employee medical expense for financial reporting purposes          20          12
     Deferred compensation                                                         145         146
     Excess of book over tax related to intangible assets                           --         147
     State net operating loss carryforwards                                         62          --
     All other                                                                     209         140
                                                                               -------      ------
        Gross deferred tax assets                                                4,607       3,892
         Less: Valuation allowance                                                (135)       (123)
                                                                               -------      ------
              Net deferred tax assets                                            4,472       3,769
                                                                               -------      ------
Deferred tax liabilities:
     Loan fees                                                                  (1,282)       (916)
     Excess tax over book pension cost                                            (346)       (237)
     Depreciable basis of fixed assets                                          (1,051)       (944)
     Amortizable basis of intangible assets                                       (413)        (35)
     Unrealized gain on securities available for sale                             (546)       (347)
     Book versus tax basis difference - FHLMC stock                                 --        (426)
     FHLB stock dividends                                                         (439)       (439)
     All other                                                                    (113)       (154)
                                                                               -------      ------
          Gross deferred tax liabilities                                        (4,190)     (3,498)
                                                                               -------      ------
              Net deferred tax asset (included in other assets)                $   282         271
                                                                               =======      ======

      A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related current period deferred tax expense of approximately $199,000 as of December 31, 2002 has been recorded directly to shareholders' equity. Additionally, a portion of the current year change in the net deferred tax asset relates to an additional pension charge. The related 2002 deferred tax benefit of $64,000 has been recorded directly to shareholders' equity. The balance of the 2002 change in the net deferred tax asset of $146,000 is reflected as a deferred income tax benefit in the consolidated statement of income.

      The valuation allowance applies primarily to offset the recognition of deferred tax benefits on certain temporary differences for state income tax purposes. It is management's belief that the realization of the remaining net deferred tax assets is more likely than not.

      Retained earnings at December 31, 2002 and 2001 includes approximately $6,869,000 representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse or may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Bank's stock.

      The following is a reconcilement of federal income tax expense at the statutory rate of 35% for 2002 and 2001 and 34% for 2000 to the income tax provision reported in the financial statements.

(In thousands)                                            2002        2001        2000
                                                        -------      ------      ------
Tax provision at statutory rate                         $ 9,279       7,323       5,127
Increase (decrease) in income taxes resulting from:
   Tax-exempt interest income                              (300)       (341)       (350)
   Non-deductible interest expense                           24          46          49
   Non-deductible portion of amortization of
       intangible assets                                     --         178         127
   State income taxes, net of federal benefit               290          66         114
   Nondeductible acquisition costs                           --          --         572
   Change in valuation allowance                             12           5          70
   Other, net                                               (23)         30          27
                                                        -------      ------      ------
     Total                                              $ 9,282       7,307       5,736
                                                        =======      ======      ======

Note 8. Deposits

      At December 31, 2002, the scheduled maturities of time deposits are as follows:

                                                      (In thousands)
               2003                                         $457,301
               2004                                           56,795
               2005                                           15,257
               2006                                            5,850
               2007                                           19,785
            Thereafter                                           898
                                                            --------
                                                            $555,886
                                                            ========

Note 9. Borrowings and Borrowings Availability

      The following table presents information regarding the Company's outstanding borrowings at December 31, 2002 and 2001:

                                    Call Feature               Amount               Interest Rate
                              --------------------------    -----------      -------------------------
         2002
Due on May 5, 2003                      None                $ 5,000,000             7.49% fixed
Due on April 21, 2009           Callable by lender on         5,000,000             5.26% fixed
                                   April 21, 2004
Due on November 7, 2032       Callable by Company on a       20,000,000       5.27% at Dec. 31, 2002
                              quarterly basis beginning                           adjustable rate
                                 on November 7, 2007                           3 month LIBOR + 3.45%
                                                            -----------      -------------------------
Total borrowings/
    weighted average rate                                   $30,000,000                5.64%
                                                            ===========      =========================

         2001

Due on May 6, 2002                      None                $ 5,000,000             7.43% fixed
Due on May 5, 2003                      None                  5,000,000             7.49% fixed
Due on April 21, 2009         Callable by FHLB on April       5,000,000             5.26% fixed
                                      21, 2004
                                                            -----------      -------------------------
Total borrowings/
    weighted average rate                                   $15,000,000                6.73%
                                                            ===========      =========================

      In the table above, the $5 million in borrowings due on May 5, 2003 and the $5 million in borrowings due on April 21, 2009 are payable to the Federal Home Loan Bank (FHLB). The call provisions noted in the table above provide interest rate protection to the FHLB in the event that prevailing market interest rates are higher than the note rate on the date of the call. Additionally, the outstanding borrowings noted above may be accelerated immediately by the FHLB in certain circumstances including material adverse changes in the condition of the Company or if the Company's qualifying collateral amounts to less than 1.33 times the amount of FHLB borrowings outstanding. At December 31, 2002, the Company's qualifying collateral amounted to 26.3 times the amount of FHLB borrowings outstanding.

      In the above table, the $20 million in borrowings due on November 7, 2032 relate to borrowings structured as trust preferred capital securities that were issued by First Bancorp Capital Trust I, a subsidiary of the Company, on October 29, 2002 and qualify as Tier I capital for regulatory capital adequacy requirements. These debt securities are callable by the Company at par on any quarterly interest payment date beginning on November 7, 2007. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 3.45%. This rate may not exceed 12.50% through November 2007. The Company incurred approximately $615,000 in debt issuance costs related to the issuance that were recorded as prepaid expenses and are included in the "Other Assets" line item of the consolidated balance sheet. These debt issuance costs are being amortized as interest expense until the earliest possible call date of November 7, 2007.

      At December 31, 2002, the Company has three sources of readily available borrowing capacity - 1) an approximately $182,000,000 line of credit with the FHLB, of which $10 million was outstanding, 2) a $50,000,000 overnight federal funds line of credit with a correspondent bank, and 3) an approximately $42,000,000 line of credit through the Federal Reserve Bank of Richmond's (FRB) discount window.

      The Company's line of credit with the FHLB totaling approximately $182,000,000 can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need and is secured by the Company's FHLB stock and a blanket lien on its one-to-four family residential loan portfolio.

      The Company also has a correspondent bank relationship established that allows the Company to purchase up to $50,000,000 in federal funds on an overnight, unsecured basis. The Company had no borrowings outstanding under this line at December 31, 2002 or 2001. This line of credit was not drawn upon in 2002 or 2001. There was insignificant use of this line during 2000 with total interest expense incurred amounting to approximately $5,000.

      The Company also has a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of the Company's commercial, consumer and real estate portfolio (excluding 1-4 family). Based on the collateral owned by the Company as of December 31, 2002, the available line of credit is approximately $42,000,000. This line of credit was established primarily in connection with the Company's Y2K liquidity contingency plan and has not been drawn on since inception. The FRB has indicated that it would not expect lines of credit that have been granted to financial institutions to be a primary borrowing source. The Company plans to maintain this line of credit, although it is not expected that it will be drawn upon except in unusual circumstances.

Note 10. Leases

      Certain bank premises are leased under operating lease agreements. Generally, operating leases contain renewal options on substantially the same basis as current rental terms. Rent expense charged to operations under all operating lease agreements was $280,000 in 2002, $243,000 in 2001, and $234,000 in 2000.

      Future obligations for minimum rentals under noncancelable operating leases at December 31, 2002 are as follows:

                                                      (In thousands)
                Year ending December 31:
                  2003                                        $  255
                  2004                                           193
                  2005                                           180
                  2006                                           166
                  2007                                           163
                  Later years                                    290
                                                              ------
                     Total                                    $1,247
                                                              ======

Note 11. Employee Benefit Plans

      401(k) Plan. The Company sponsors a retirement savings plan pursuant to
Section 401(k) of the Internal Revenue Code. Employees who have completed one year of service are eligible to participate in the plan. An eligible employee may contribute up to 14% of annual salary to the plan. The Company contributes an amount equal to 75% of the first 6% of the employee's salary contributed. Participants vest in Company contributions at the rate of 20% after one year of service, and 20% for each additional year of service, with 100% vesting after five years of service. The Company's matching contribution expense was $450,000, $382,000, and $292,000, for the years ended December 31, 2002, 2001 and 2000, respectively. Based on meeting certain financial goals, the Company made additional discretionary matching contributions to the plan of $150,000 in 2002, $100,000 in 2001, and $150,000 in 2000. The Company's matching and discretionary contributions are made in the form of Company stock. Employees are not permitted to invest their own contributions in Company stock.

      Pension Plan. The Company sponsors a noncontributory defined benefit retirement plan (the "Pension Plan"), which is intended to qualify under Section 401(a) of the Internal Revenue Code. Employees who have attained age 21 and completed one year of service are eligible to participate in the Retirement Plan. The Pension Plan provides for a monthly payment, at normal retirement age of 65, equal to one-twelfth of the sum of (i) 0.75% of Final Average Annual Compensation (5 highest consecutive calendar years' earnings out of the last 10 years of employment) multiplied by the employee's years of service not in excess of 40 years, and (ii) 0.65% of Final Average Annual Compensation in excess of "covered compensation" multiplied by years of service not in excess of 35 years. "Covered compensation" means the average of the social security taxable wage base during the 35 year period ending with the year the employee attains social security retirement age. Early retirement, with reduced monthly benefits, is available at age 55 after 15 years of service. The Pension Plan provides for 100% vesting after 5 years of service, and provides for a death benefit to a vested participant's surviving spouse. The costs of benefits under the Retirement Plan, which are borne by First Bancorp and/or its subsidiaries, are computed actuarially and defrayed by earnings from the Retirement Plan's investments. The compensation covered by the Pension Plan includes total earnings before reduction for contributions to a cash or deferred profit-sharing plan (such as the 401(k) plan described above) and amounts used to pay group health insurance premiums and includes bonuses (such as amounts paid under the incentive compensation plan). Compensation for the purposes of the Pension Plan may not exceed statutory limits; such limit was $200,000 in 2002, and $170,000 in 2001 and 2000.

      The Company's contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes. The contributions are invested to provide for benefits under the Retirement Plan. At December 31, 2002, the Retirement Plan's assets were invested in Company common stock (7%), equity mutual funds (66%), and fixed income mutual funds (27%).

      The following table reconciles the beginning and ending balances of the Pension Plan's benefit obligation, as computed by the Company's independent actuarial consultants:

(In thousands)                                    2002        2001        2000
                                                -------      ------      ------
Benefit obligation at beginning of year         $ 6,082       4,704       3,879
Service cost                                        492         357         260
Interest cost                                       427         375         324
Actuarial loss                                      441         709         392
Effect of amendments                                 70          --          --
Benefits paid                                       (37)        (63)       (151)
                                                -------      ------      ------
Benefit obligation at end of year               $ 7,475       6,082       4,704
                                                =======      ======      ======

      The following table reconciles the beginning and ending balances of the Pension Plan's assets:

(In thousands)                                  2002         2001         2000
                                              -------       ------       ------
Plan assets at beginning of year              $ 4,893        4,005        4,479
Actual return on plan assets                     (610)         (49)        (323)
Employer contributions                            880        1,000           --
Benefits paid                                     (37)         (63)        (151)
                                              -------       ------       ------
Plan assets at end of year                    $ 5,126        4,893        4,005
                                              =======       ======       ======

      The following table presents information regarding the funded status of the Pension Plan, the amounts not recognized in the consolidated balance sheets, and the amounts recognized in the consolidated balance sheets:

(In thousands)                                            2002            2001
                                                        -------          ------
Funded status                                           $(2,349)         (1,189)
Unrecognized net actuarial loss                           2,884           1,405
Unrecognized prior service cost                             398             439
Unrecognized transition obligation                           51              53
                                                        -------          ------
Prepaid pension cost                                    $   984             708
                                                        =======          ======

      Net pension cost for the Pension Plan included the following components for the years ended December 31, 2002, 2001 and 2000:

(In thousands)                                         2002      2001      2000
                                                      -----      ----      ----
Service cost - benefits earned during the period      $ 492       357       260
Interest cost on projected benefit obligation           427       375       324
Expected return on plan assets                         (475)     (387)     (417)
Net amortization and deferral                           159       107       105
                                                      -----      ----      ----
     Net periodic pension cost                        $ 603       452       272
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

      The following table reconciles the beginning and ending balances of the SERP Plan's benefit obligation, as computed by the Company's independent actuarial consultants:

(In thousands)                                      2002        2001       2000
                                                  -------      ------      ----
Benefit obligation at beginning of year           $ 1,070         765       508
Service cost                                           69          52        25
Interest cost                                          73          67        52
Actuarial loss                                        140         190       196
Effect of amendments                                 (104)         --        --
Benefits paid                                          --          (4)      (16)
                                                  -------      ------      ----
Benefit obligation at end of year                 $ 1,248       1,070       765
                                                  =======      ======      ====

      The following table presents information regarding the funded status of the SERP Plan, the amounts not recognized in the consolidated balance sheets, and the amounts recognized in the consolidated balance sheets:

(In thousands)                                           2002             2001
                                                       -------           ------
Funded status                                          $(1,248)          (1,070)
Unrecognized net actuarial loss                            425              302
Unrecognized prior service cost                             93              217
Additional minimum liability                              (382)            (253)
                                                       -------           ------
Accrued pension cost                                   $(1,112)            (804)
                                                       =======           ======

      Net pension cost for the SERP Plan included the following components for the years ended December 31, 2002, 2001 and 2000:

(In thousands)                                              2002    2001    2000
                                                            ----    ----    ----
Service cost - benefits earned during the period            $ 69      52      25
Interest cost on projected benefit obligation                 73      67      52
Net amortization and deferral                                 36      48      39
                                                            ----     ---     ---
     Net periodic pension cost                              $178     167     116
                                                            ====     ===     ===

      The following assumptions were used in determining the actuarial information for the Retirement Plan and the SERP Plan for the years ended December 31, 2002, 2001 and 2000:

                                                       2002                    2001                     2000
                                                -------------------     -------------------     -------------------
                                                Retirement     SERP     Retirement     SERP     Retirement     SERP
                                                   Plan        Plan        Plan        Plan        Plan        Plan
                                                ----------     ----     ----------     ----     ----------     ----
Discount rate used to determine net periodic
    pension cost                                   7.25%       7.25%       7.75%       7.75%       7.75%       7.75%
Discount rate used to calculate end of year
    liability disclosures                          6.75%       6.75%       7.25%       7.25%       7.75%       7.75%
Expected long-term rate of return on assets        9.00%        n/a        9.50%        n/a        9.50%        n/a
Rate of compensation increase                      5.00%       5.00%       5.00%       5.00%       5.00%       5.00%

      Included in intangible assets at December 31, 2002 and 2001 is $217,000 and $253,000, respectively, that has been recognized in connection with the accrual of the additional minimum liability for the SERP Plan.

      Split Dollar Life Insurance Plan. Effective January 1, 1993, the Company adopted a Split Dollar Life

Insurance Plan (the "Split Dollar Plan") whereby individual whole life insurance is made available to certain senior management executives designated and approved by the Board of Directors. Coverages for each executive are approximately $100,000. The Company pays the premiums under this plan and maintains a collateral interest in each participant's policy equal to the sum of premiums paid. If a policy is terminated or becomes payable because of the death of a participant, the premiums paid by the Company are recovered before any payment is made to the participant or the participant's beneficiary. In addition, the Company will recover its investment in the policy before transfer of the policy to the participant. Upon the death of a participant, the participant's designated beneficiary will receive a death benefit equal to the amount of coverage under his or her policy that is in excess of the amount of cumulative premiums paid by the Company. The amounts of insurance premiums paid by the Company in 2002, 2001 and 2000 under the Split-Dollar Plan on behalf of all executive officers as a group were $32,000, $29,000 and $26,000, respectively.

Note 12. Commitments and Contingencies

      See Note 10 with respect to future obligations under noncancelable operating leases.

      In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements. As of December 31, 2002, the Company had outstanding loan commitments of $178,989,000, of which $160,894,000 were at variable rates and $18,095,000 were at fixed rates. Included in outstanding loan commitments were unfunded commitments of $89,367,000 on revolving credit plans, of which $82,203,000 were at variable rates and $7,164,000 were at fixed rates.

      At December 31, 2002 and 2001, the Company had $2,279,000 and $1,746,000,
respectively in standby letters of credit outstanding. The Company has no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is a guarantee made on behalf of the Company's customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms for one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. In the event that the Company is required to honor a standby letter of credit, a note, already executed with the customer, is triggered which provides repayment terms and any collateral. Over the past ten years, the Company has had to honor one standby letter of credit, which was repaid by the borrower without any loss to the Company. Management expects any draws under existing commitments to be funded through normal operations.

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

Note 13. Fair Value of Financial Instruments

      Fair value estimates as of December 31, 2002 and 2001 and limitations thereon are set forth below for the Company's financial instruments. Please see
Note 1 for a discussion of fair value methods and assumptions, as well as fair value information for off-balance sheet financial instruments.

                                                   December 31, 2002                December 31, 2001
                                             -----------------------------    -----------------------------
                                              Carrying      Estimated Fair     Carrying      Estimated Fair
      (In thousands)                           Amount           Value           Amount           Value
                                             ----------     --------------    ----------     --------------
      Cash and due from banks,
      noninterest-bearing                    $   26,733          26,733       $   34,019          34,019
      Due from banks, interest-bearing           30,753          30,753           41,552          41,552
      Federal funds sold                         16,167          16,167           11,244          11,244
      Securities available for sale              65,779          65,779           96,469          96,469
      Securities held to maturity                14,990          15,757           16,338          16,746
      Presold mortgages in process
         of settlement                           19,268          19,268           10,713          10,713
      Loans, net of allowance                   987,640         998,256          880,922         892,241
      Accrued interest receivable                 5,341           5,341            5,880           5,880

      Deposits                                1,055,957       1,058,569        1,000,281       1,004,264
      Borrowings                                 30,000          30,447           15,000          15,557
      Accrued interest payable                    2,466           2,466            3,480           3,480

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

      At December 31, 2002, there were 5,400 additional shares available for grant under the Option Plan. The per share weighted-average fair value of options granted during 2002, 2001, and 2000 was $6.57, $6.87, and $4.50, respectively on the date(s) of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                           2002            2001           2000
                                          -------        -------        -------
Expected dividend yield                      3.79%          3.80%          4.67%
Risk-free interest rate                      4.60%          5.09%          6.15%
Expected life                              8 years        8 years        8 years
Expected volatility                         33.50%         35.00%         34.00%

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

      The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Note 1(k) reflects the pro forma effects had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123. The pro forma net income for 2000 in
Note 1(k) reflects the expense associated with the immediate vesting of all unvested options outstanding of the Company (the Company's options also all vested as a result of the merger) and First Savings as of September 14, 2000.

      The following table sets forth a summary of the activity of the Company's outstanding options, including the options related to First Savings and Century, since December 31, 1999:

                                                                             Options Exercisable
                                                 Options Outstanding             at Year End
                                              -------------------------    ------------------------
                                                              Weighted-                   Weighted-
                                                               Average                     Average
                                              Number of       Exercise     Number of      Exercise
                                                Shares          Price        Shares         Price
                                              ---------       ---------    ---------      ---------
            Balance at December 31, 1999        916,339        $ 10.77       693,183       $  9.43

               Granted                           25,000          15.30
               Exercised                       (241,244)          7.99
               Forfeited                         (1,200)         13.44
               Expired                               --             --

            Balance at December 31, 2000        698,895          11.50       688,895         11.45

               Granted                          140,750          23.05
               Assumed in corporate
                   acquisition                   18,656          15.33
               Exercised                       (145,777)          9.52
               Forfeited                             --             --
               Expired                               --             --

            Balance at December 31, 2001        712,524          14.28       587,774         12.58

               Granted                           21,000          23.05
               Exercised                       (166,842)          9.28
               Forfeited                             --             --
               Expired                               --             --

            Balance at December 31, 2002        566,682        $ 16.04       468,082       $ 14.71

The following table summarizes information about the stock options outstanding at December 31, 2002:

                                          Options Outstanding                    Options Exercisable
                            ------------------------------------------       ---------------------------
                                               Weighted-      Weighted-                        Weighted-
                               Number           Average       Average          Number          Average
         Range of           Outstanding        Remaining      Exercise       Exercisable       Exercise
      Exercise Prices       at 12/31/02     Contractual Life   Price         at 12/31/02         Price
      ---------------       -----------     ----------------  --------       -----------       ---------
      $6.66 to $8.99          132,047             1.4          $ 7.66          132,047          $ 7.66
       $9 to $11.99            51,112             3.8           11.42           51,112           11.42
      $12 to $14.99            10,000             7.7           14.63            4,000           14.63
      $15 to $17.99           175,023             6.3           16.49          175,023           16.49
      $18 to $20.99            26,250             5.0           19.12           26,250           19.12
        $21 to $24            172,250             8.4           22.99           79,650           23.14
                              -------             ---          ------          -------          ------
                              566,682             5.5          $16.04          468,082          $14.71
                              =======             ===          ======          =======          ======

Note 15. Regulatory Restrictions

      The Company is regulated by the Board of Governors of the Federal Reserve System ("FED") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Office of the Commissioner of Banks.

      The primary source of funds for the payment of dividends by First Bancorp is dividends received from its subsidiary, First Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2002, the Bank had undivided profits of approximately $60,528,000 which were available for the payment of dividends. As of December 31, 2002, approximately $62,589,000 of the Company's investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.

      The average reserve balance maintained by the Bank under the requirements of the Federal Reserve was approximately $4,234,000 for the year ended December 31, 2002.

      The Company and the Bank must comply with regulatory capital requirements established by the FED and FDIC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require the Company and the Bank to maintain minimum ratios of "Tier 1" capital to total risk-weighted assets ("Tier I Capital Ratio") and total capital to risk-weighted assets of 4.00% and 8.00% ("Total Capital Ratio"), respectively. Tier 1 capital is comprised of total shareholders' equity, excluding unrealized gains or losses from the securities available for sale, less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which for the Company and the Bank is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company and the Bank, adjusted for their related risk levels using formulas set forth in FED and FDIC regulations.

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

      In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines applicable to banks for classification as "well capitalized," which are presented with the minimum ratios, the Company's ratios and the Bank's ratios as of December 31, 2002 and 2001 in the following table. Based on the most recent notification from its regulators, the Bank is well capitalized under the framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

                                                                                   To Be Well Capitalized
                                                               For Capital         Under Prompt Corrective
                                        Actual             Adequacy Purposes          Action Provisions
                                -------------------       --------------------     -----------------------
($ in thousands)                 Amount       Ratio        Amount        Ratio        Amount       Ratio
                                --------      -----       --------       -----       -------      ------
                                                         (must equal or exceed)     (must equal or exceed)
As of December 31, 2002
      Total Capital Ratio
          Company               $128,971      13.69%      $ 75,372       8.00%       $   N/A        N/A
          Bank                   108,855      11.57%        75,245       8.00%        94,056      10.00%
      Tier I Capital Ratio
          Company                118,064      12.68%        37,249       4.00%           N/A        N/A
          Bank                    97,948      10.54%        37,186       4.00%        55,779       6.00%
      Leverage Ratio
          Company                118,064      10.09%        46,800       4.00%           N/A        N/A
          Bank                    97,948       8.38%        46,745       4.00%        58,432       5.00%

As of December 31, 2001
      Total Capital Ratio
          Company               $100,949      11.99%      $ 67,372       8.00%       $   N/A        N/A
          Bank                    98,967      11.77%        67,289       8.00%        84,111      10.00%
      Tier I Capital Ratio
          Company                 91,561      10.99%        33,311       4.00%           N/A        N/A
          Bank                    89,579      10.77%        33,269       4.00%        49,904       6.00%
      Leverage Ratio
          Company                 91,561       8.44%        43,371       4.00%           N/A        N/A
          Bank                    89,579       8.27%        43,327       4.00%        54,158       5.00%

Note 16. Supplementary Income Statement Information

      Components of other operating expenses exceeding 1% of total income for any of the years ended December 31, 2002, 2001 and 2000 are as follows:

(In thousands)                               2002           2001           2000
                                            ------         ------         ------
Stationery and supplies                     $1,445          1,279          1,174
Telephone                                      932            688            600


Note 17. Condensed Parent Company Information

      Condensed financial data for First Bancorp (parent company only) follows:

CONDENSED BALANCE SHEETS                                     As of December 31,
                                                            --------------------
(In thousands)                                                2002        2001
                                                            --------    --------
Assets
Cash on deposit with bank subsidiary                        $ 19,818       2,504
Investment in wholly-owned subsidiaries, at equity           125,525     116,243
Land                                                               7           7
Other assets                                                     604           9
                                                            --------    --------
         Total assets                                       $145,954     118,763
                                                            ========    ========

Liabilities and shareholders' equity
Borrowings                                                  $ 20,000          --
Other liabilities                                              1,969       2,037
                                                            --------    --------
     Total liabilities                                        21,969       2,037

Shareholders' equity                                         123,985     116,726
                                                            --------    --------

         Total liabilities and shareholders' equity         $145,954     118,763
                                                            ========    ========

CONDENSED STATEMENTS OF INCOME                                          Year Ended December 31,
                                                                  ----------------------------------
(In thousands)                                                      2002         2001         2000
                                                                  --------     --------     --------
Dividends from wholly-owned subsidiaries                          $  8,650       16,300        9,025
Undistributed earnings of wholly-owned subsidiaries                  9,207           --        1,387
Dividends received from wholly-owned subsidiaries in excess of
   earnings                                                             --       (2,280)          --
Merger expenses incurred by parent company                              --           --         (810)
Interest expense                                                      (205)          --           --
All other income and expenses, net                                    (422)        (404)        (260)
                                                                  --------     --------     --------
          Net income                                              $ 17,230       13,616        9,342
                                                                  ========     ========     ========

CONDENSED STATEMENTS OF CASH FLOWS                                      Year Ended December 31,
                                                                  ----------------------------------
(In thousands)                                                      2002         2001         2000
                                                                  --------     --------     --------
Operating Activities:
     Net income                                                   $ 17,230       13,616        9,342
    Dividends received in excess of earnings (equity in
       undistributed earnings) of subsidiaries                      (9,207)       2,280       (1,387)
      Tax benefit realized from
          exercise of nonqualified stock options                       382           --           --
     Decrease (increase) in other assets                              (595)          40          804
     Decrease in other liabilities                                    (157)         (48)          (6)
                                                                  --------     --------     --------
          Total - operating activities                               7,653       15,888        8,753
                                                                  --------     --------     --------
Investing Activities:
     Net cash paid in acquisition of Century                            --      (12,447)          --
     Sales of securities available for sale                             --           --          711
                                                                  --------     --------     --------
          Total - investing activities                                  --      (12,447)         711
                                                                  --------     --------     --------
Financing Activities:
      Advance from subsidiary                                           --       13,304           --
      Proceeds from borrowings                                      20,000           --           --
      Payment of cash dividends                                     (8,136)      (7,929)      (6,318)
      Proceeds from issuance of common stock                         2,207        1,295          752
      Purchases and retirement of common stock                      (4,410)     (10,468)      (2,884)
                                                                  --------     --------     --------
          Total - financing activities                               9,661       (3,798)      (8,450)
                                                                  --------     --------     --------
Net increase (decrease) in cash and cash equivalents                17,314         (357)       1,014
Cash and cash equivalents, beginning of year                         2,504        2,861        1,847
                                                                  --------     --------     --------
Cash and cash equivalents, end of year                            $ 19,818        2,504        2,861
                                                                  ========     ========     ========

Supplemental Disclosures of Cash Flow Information:
Non-cash transactions:
       Repayment of cash advance from subsidiary
              with non-cash assets                                $     --       13,304           --

                          Independent Auditors' Report

The Board of Directors
First Bancorp

      We have audited the accompanying consolidated balance sheets of First Bancorp and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and on October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions."


                                        /s/ KPMG LLP

Raleigh, North Carolina
January 21, 2003

Part II. Other Information

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      During the two years ended December 31, 2002, and any subsequent interim periods, there were no changes in accountants and/or disagreements on any matters of accounting principles or practices or financial statement disclosures.

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

Item 14. Controls and Procedures

      Within 90 days of the filing of this report, the Company conducted a review and evaluation of its disclosure controls and procedures, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based upon this review, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed is recorded, processed, summarized, and reported in a timely manner.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

3.a Copy of Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference.

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

10.d First Bancorp Senior Management Supplemental Executive Retirement Plan was filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference. (*)

10.e First Bancorp Senior Management Split-Dollar Life Insurance Agreements between the Company and the Executive Officers was filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference. (*)

10.f First Bancorp 1994 Stock Option Plan was filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference. (*)

10.g Employment Agreement between the Company and James H. Garner dated August 17, 1998 was filed as Exhibit 10(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference. (*)

10.h Employment Agreement between the Company and Anna G. Hollers dated August 17, 1998 was filed as Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference. (*)

10.i Employment Agreement between the Company and Teresa C. Nixon dated August 17, 1998 was filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference. (*)

10.j Employment Agreement between the Company and Eric P. Credle dated August 17, 1998 was filed as

            Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is incorporated herein by reference. (*)

10.k Employment Agreement between the Company and David G. Grigg dated August 17, 1998 was filed as Exhibit 10.r to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference. (*)

10.l Employment Agreement between the Company and John F. Burns dated September 14, 2000 was filed as Exhibit 10.w to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and is incorporated herein by reference. (*)

10.m Employment Agreement between the Company James G. Hudson, Jr. dated May 17, 2001 was filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference. (*)

10.n        Definitive Merger Agreement with Carolina Community Bancshares, Inc.
            dated July 16, 2002 was filed as Exhibit 99.2 to the Company's current report on Form 8-K on July 17, 2002 and is incorporated herein by reference.

21          List of Subsidiaries of Registrant.

23.a        Consent of Independent Auditors of Registrant, KPMG LLP

99.a Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.b Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) There were no reports filed on Form 8-K during the quarter ended December 31, 2002

(c)         Exhibits - see (a)(3) above

(d)         No financial statement schedules are filed herewith.

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Troy, and State of North Carolina, on the 18th day of March, 2003.

                                  First Bancorp


                             By: /s/ James H. Garner
                                ----------------------
                                     James H. Garner
                President, Chief Executive Officer and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Company by the following persons and in the capacities and on the dates indicated.

                               Executive Officers

                               /s/ James H. Garner
                             ----------------------
                                 James H. Garner
                President, Chief Executive Officer and Treasurer


/s/ Anna G. Hollers                      /s/ Eric P. Credle
---------------------------              ---------------------------------
Anna G. Hollers                          Eric P. Credle
Executive Vice President                 Senior Vice President
Secretary                                Chief Financial Officer
March 18, 2003                           (Principal Accounting Officer)
                                         March 18, 2003

                               Board of Directors


/s/ Jesse S. Capel                       /s/ William E. Samuels
---------------------------              ---------------------------------
Jesse S. Capel                           William E. Samuels
Chairman of the Board                    Vice-Chairman of the Board
Director                                 Director
March 18, 2003                           March 18, 2003


/s/ Jack D. Briggs                       /s/ Edward T. Taws
---------------------------              ---------------------------------
Jack D. Briggs                           Edward T. Taws
Director                                 Director
March 18, 2003                           March 18, 2003


/s/ H. David Bruton                      /s/ Frederick H. Taylor
---------------------------              ---------------------------------
H. David Bruton                          Frederick H. Taylor
Director                                 Director
March 18, 2003                           March 18, 2003


/s/ David L. Burns                       /s/ Virginia C. Thomasson
---------------------------              ---------------------------------
David L. Burns                           Virginia C. Thomasson
Director                                 Director
March 18, 2003                           March 18, 2003


/s/ John F. Burns                        /s/ Goldie H. Wallace-Gainey
---------------------------              ---------------------------------
John F. Burns                            Goldie H. Wallace-Gainey
Director                                 Director
March 18, 2003                           March 18, 2003

/s/ James H. Garner                     /s/ A. Jordan Washburn
---------------------------              ---------------------------------
James H. Garner                         A. Jordan Washburn
Director                                Director
March 18, 2003                          March 18, 2003


/s/ James G. Hudson                     /s/ Dennis A. Wicker
---------------------------              ---------------------------------
James G. Hudson                         Dennis A. Wicker
Director                                Director
March 18, 2003                          March 18, 2003


/s/ George R. Perkins, Jr.              /s/ John C. Willis
---------------------------              ---------------------------------
George R. Perkins, Jr.                  John C. Willis
Director                                Director
March 18, 2003                          March 18, 2003


/s/ Thomas F. Phillips
---------------------------
Thomas F. Phillips
Director
March 18, 2003

I, James H. Garner, certify that:

      1. I have reviewed this annual report on Form 10-K of First Bancorp;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ James H. Garner
James H. Garner
Chief Executive Officer
March 18, 2003

I, Eric P. Credle, certify that:

      1. I have reviewed this annual report on Form 10-K of First Bancorp;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Eric P. Credle
Eric P. Credle
Chief Financial Officer
March 18, 2003

                          EXHIBIT CROSS REFERENCE INDEX

Exhibit                                                                                        Page(s)
-------                                                                                        -------
3.a        Copy of Articles of Incorporation of the Registrant and amendments thereto                *

3.b        Copy of the Bylaws of the Registrant                                                      *

4          Form of Common Stock Certificate                                                          *

10.a       Data processing Agreement by and between Bank of Montgomery (First Bank) and
           Montgomery Data Services, Inc.                                                            *

10.b       First Bank Salary and Incentive Plan, as amended                                          *

10.c       Indemnification Agreement between the Company and its Directors and Officers              *

10.d       First Bancorp Senior Management Supplemental Executive Retirement Plan                    *

10.e       First Bancorp Senior Management Split-Dollar Life Insurance Agreements between
           the Company and the Executive Officers                                                    *

10.f       First Bancorp 1994 Stock Option Plan                                                      *

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

10.h       Employment Agreement between the Company and Anna G. Hollers                              *

10.i       Employment Agreement between the Company and Teresa C. Nixon                              *

10.j       Employment Agreement between the Company and Eric P. Credle                               *

10.k       Employment Agreement between the Company and David G. Grigg                               *

10.l       Employment Agreement between the Company and John F. Burns                                *

10.m       Employment Agreement between the Company and James G. Hudson, Jr.                         *

10.n       Definitive Merger Agreement with Carolina Community Bancshares, Inc.                      *

21         List of Subsidiaries of Registrant                                                       97

23.a       Consent of Independent Auditors                                                          98

99.a       Certification Pursuant to 18 U.S.C. Section 1350 of Sarbanes-Oxley Act of 2002           99

99.b       Certification Pursuant to 18 U.S.C. Section 1350 of Sarbanes-Oxley Act of 2002          100

*     Incorporated herein by reference.