Form 10-Q
period 2003-05-15
FIRST BANCORP /NC/
filed 2003-05-15
CIK 811589

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 2003

                                   ----------

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

                                 |X| YES |_| NO

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).   [X] Yes   [ ] No

      As of April 30, 2003, 9,416,998 shares of the registrant's Common Stock, no par value, were outstanding. The registrant had no other classes of securities outstanding.

                                      INDEX
                         FIRST BANCORP AND SUBSIDIARIES

                                                                            Page

Part I.  Financial Information

Item 1 - Financial Statements

   Consolidated Balance Sheets -
   March 31, 2003 and 2002
   (With Comparative Amounts at December 31, 2002)                             3

   Consolidated Statements of Income -
   For the Periods Ended March 31, 2003 and 2002                               4

   Consolidated Statements of Comprehensive Income -
   For the Periods Ended March 31, 2003 and 2002                               5

   Consolidated Statements of Shareholders' Equity -
   For the Periods Ended March 31, 2003 and 2002                               6

   Consolidated Statements of Cash Flows -
   For the Periods Ended March 31, 2003 and 2002                               7

Notes to Consolidated Financial Statements                                     8

 Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition                    15

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk          25

 Item 4 - Controls and Procedures                                             27

 Part II.  Other Information

 Item 6 - Exhibits and Reports on Form 8-K                                    29

 Signatures                                                                   30

 Certifications                                                               31

Part I. Financial Information

Item 1 - Financial Statements

                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets

                                                            March 31,      December 31,       March 31,
($ in thousands-unaudited)                                    2003             2002            2002(a)
-------------------------------------------------------------------------------------------------------
ASSETS
Cash & due from banks, noninterest-bearing                $    23,339           26,733           22,688
Due from banks, interest-bearing                               42,613           30,753           25,468
Federal funds sold                                             28,677           16,167           20,439
                                                          -----------       ----------       ----------
     Total cash and cash equivalents                           94,629           73,653           68,595
                                                          -----------       ----------       ----------
Securities available for sale (costs of $77,965,
     $64,380, and $90,494                                      79,151           65,779           90,528

Securities held to maturity (fair values of $17,540,
      $15,757, and $16,644)                                    16,663           14,990           16,324

Presold mortgages in process of settlement                      3,754           19,268            4,102

Loans                                                       1,071,432          998,547          924,107
   Less: Allowance for loan losses                            (11,898)         (10,907)          (9,729)
                                                          -----------       ----------       ----------
   Net loans                                                1,059,534          987,640          914,378
                                                          -----------       ----------       ----------
Premises and equipment                                         22,906           22,239           19,932
Accrued interest receivable                                     5,489            5,341            5,920
Intangible assets                                              36,426           25,169           24,460
Other                                                           5,095            4,067            5,538
                                                          -----------       ----------       ----------
        Total assets                                      $ 1,323,647        1,218,146        1,149,777
                                                          ===========       ==========       ==========

LIABILITIES
Deposits: Demand - noninterest-bearing                    $   132,929          112,380          101,331
          Savings, NOW, and money market                      401,773          387,691          362,777
          Time deposits of $100,000 or more                   231,055          199,794          183,939
          Other time deposits                                 378,056          356,092          355,352
                                                          -----------       ----------       ----------
               Total deposits                               1,143,813        1,055,957        1,003,399
Borrowings                                                     36,000           30,000           15,000
Accrued interest payable                                        2,535            2,466            2,703
Other liabilities                                               7,748            5,738           10,407
                                                          -----------       ----------       ----------
     Total liabilities                                      1,190,096        1,094,161        1,031,509
                                                          -----------       ----------       ----------
SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Issued and outstanding: 9,411,451,
         9,121,630, and 9,167,697 shares                       55,558           48,313           50,459
Retained earnings                                              77,448           74,920           67,889
Accumulated other comprehensive income (loss)                     545              752              (80)
                                                          -----------       ----------       ----------
     Total shareholders' equity                               133,551          123,985          118,268
                                                          -----------       ----------       ----------
          Total liabilities and shareholders' equity      $ 1,323,647        1,218,146        1,149,777
                                                          ===========       ==========       ==========

See notes to consolidated financial statements.

(a) As restated. See Note 2 to consolidated financial statements.

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income

                                                                    Three Months Ended
                                                                         March 31,
                                                                --------------------------
($ in thousands, except share data-unaudited)                       2003           2002(a)
------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                      $   17,009          16,204
Interest on investment securities:
     Taxable interest income                                           940           1,405
     Tax-exempt interest income                                        209             197
Other, principally overnight investments                               306             288
                                                                ----------      ----------
     Total interest income                                          18,464          18,094
                                                                ----------      ----------
INTEREST EXPENSE
Savings, NOW and money market                                          618             921
Time deposits of $100,000 or more                                    1,560           1,916
Other time deposits                                                  2,467           3,714
Borrowings                                                             477             250
                                                                ----------      ----------
     Total interest expense                                          5,122           6,801
                                                                ----------      ----------
Net interest income                                                 13,342          11,293
Provision for loan losses                                              520             440
                                                                ----------      ----------
Net interest income after provision
   for loan losses                                                  12,822          10,853
                                                                ----------      ----------
NONINTEREST INCOME
Service charges on deposit accounts                                  1,861           1,595
Other service charges, commissions and fees                            776             636
Fees from presold mortgages                                            702             446
Commissions from sales of insurance and financial products             260             265
Data processing fees                                                    73              56
Securities gains                                                        --              20
Other gains (losses)                                                    61             (21)
                                                                ----------      ----------
     Total noninterest income                                        3,733           2,997
                                                                ----------      ----------
NONINTEREST EXPENSES
Salaries                                                             4,279           3,693
Employee benefits                                                    1,047             920
                                                                ----------      ----------
   Total personnel expense                                           5,326           4,613
Net occupancy expense                                                  590             505
Equipment related expenses                                             632             483
Intangibles amortization                                                45               8
Other operating expenses                                             2,655           2,133
                                                                ----------      ----------
     Total noninterest expenses                                      9,248           7,742
                                                                ----------      ----------
Income before income taxes                                           7,307           6,108
Income taxes                                                         2,614           2,117
                                                                ----------      ----------

NET INCOME                                                      $    4,693           3,991
                                                                ==========      ==========

Earnings per share:
     Basic                                                      $     0.50            0.44
     Diluted                                                          0.49            0.43

Weighted average common shares outstanding:
     Basic                                                       9,360,692       9,149,693
     Diluted                                                     9,539,351       9,338,366

See notes to consolidated financial statements.

(a) As restated. See Note 2 to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income

                                                         Three Months Ended
                                                              March 31,
                                                        --------------------
($ in thousands-unaudited)                                2003         2002
----------------------------------------------------------------------------
Net income                                              $ 4,693        3,991
                                                        -------       ------
Other comprehensive income (loss):
   Unrealized gains (losses) on securities
     available for sale:
     Unrealized holding losses arising
        during the period, pretax                          (213)      (1,055)
           Tax benefit                                       83          411
     Reclassification to realized gains                      --          (20)
           Tax expense                                       --            8
   Adjustment to minimum pension liability:
     Additional pension charge related to unfunded
        pension liability                                  (127)        (165)
     Tax benefit                                             50           64
                                                        -------       ------
Other comprehensive income (loss)                          (207)        (757)
                                                        -------       ------
Comprehensive income                                    $ 4,486        3,234
                                                        =======       ======

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Shareholders' Equity

                                                                                                Accumulated
                                                      Common Stock                                 Other           Share-
                                                  ---------------------           Retained      Comprehensive      holders'
(In thousands, except per share - unaudited)      Shares         Amount          Earnings(a)    Income (Loss)      Equity
---------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 2002                          9,113     $     50,134           65,915             677          116,726

Net income (as restated (a))                                                         3,991                            3,991
Cash dividends declared ($0.22 per share)                                           (2,017)                          (2,017)
Common stock issued under
     stock option plan                                84              551                                               551
Common stock issued into
     dividend reinvestment plan                       13              289                                               289
Purchases and retirement of common
     stock                                           (42)            (897)                                             (897)
Tax benefit realized from exercise of
     nonqualified stock options                                       382                                               382
Other comprehensive loss                                                                              (757)            (757)
                                                --------     ------------         --------        --------       ----------

Balances, March 31, 2002 (as restated(a))          9,168     $     50,459           67,889             (80)         118,268
                                                ========     ============         ========        ========       ==========

Balances, January 1, 2003                          9,122     $     48,313           74,920             752          123,985

Net income                                                                           4,693                            4,693
Cash dividends declared ($0.23 per share)                                           (2,165)                          (2,165)
Common stock issued under
     stock option plan                                60              462                                               462
Common stock issued into
     dividend reinvestment plan                       13              307                                               307
Purchases and retirement of common
     stock                                          (117)          (2,808)                                           (2,808)
Common stock issued in acquisition                   333            9,284                                             9,284
Other comprehensive loss                                                                              (207)            (207)
                                                --------     ------------         --------        --------       ----------

Balances, March 31, 2003                           9,411     $     55,558           77,448             545          133,551
                                                ========     ============         ========        ========       ==========

See notes to consolidated financial statements.

(a) As restated. See Note 2 to consolidated financial statements.

                         First Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                 ----------------------
($ in thousands-unaudited)                                                          2003        2002(a)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $  4,693         3,991
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                        520           440
     Net security premium amortization                                                 67            73
     Gain (loss) on disposal of other real estate                                     (61)           21
     Gain on sale of securities available for sale                                     --           (20)
     Loan fees and costs deferred, net of amortization                                 (4)           59
     Depreciation of premises and equipment                                           547           420
     Tax benefit realized from exercise of nonqualified stock options                  --           382
     Amortization of intangible assets                                                 45             8
     Deferred income tax benefit                                                      (45)         (319)
     Decrease in presold mortgages in process of settlement                        15,514         6,611
     Decrease (increase) in accrued interest receivable                               389           (40)
     Increase (decrease) in other assets                                              536           (64)
     Decrease in accrued interest payable                                            (148)         (777)
     Increase in other liabilities                                                  1,145         1,394
                                                                                 --------       -------
          Net cash provided by operating activities                                23,198        12,179
                                                                                 --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale                                   (13,302)       (4,901)
     Purchases of securities held to maturity                                        (202)           (1)
     Proceeds from maturities/issuer calls of securities available for sale         9,981         9,764
     Proceeds from maturities/issuer calls of securities held to maturity           1,292            16
     Proceeds from sales of securities available for sale                              --            34
     Net increase in loans                                                        (25,588)      (34,304)
     Purchases of premises and equipment                                             (441)       (2,062)
     Net cash paid in acquisitions                                                 (2,820)           --
                                                                                 --------       -------
          Net cash used by investing activities                                   (31,080)      (31,454)
                                                                                 --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                      28,995         3,118
     Proceeds from borrowings, net                                                  4,000            --
     Cash dividends paid                                                           (2,098)       (2,006)
     Proceeds from issuance of common stock                                           769           840
     Purchases and retirement of common stock                                      (2,808)         (897)
                                                                                 --------       -------
          Net cash provided by financing activities                                28,858         1,055
                                                                                 --------       -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   20,976       (18,220)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     73,653        86,815
                                                                                 --------       -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 94,629        68,595
                                                                                 ========       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                    $  5,270         7,578
     Income taxes                                                                       3            41
Non-cash transactions:
     Unrealized loss on securities available for sale, net of taxes                  (130)         (644)
     Foreclosed loans transferred to other real estate                                143           349
     Premises and equipment transferred to other real estate                           --           228

See notes to consolidated financial statements.

(a) As restated. See Note 2 to consolidated financial statements.

                         First Bancorp and Subsidiaries
                   Notes To Consolidated Financial Statements

(unaudited)      For the Periods Ended March 31, 2003 and 2002

Note 1 - Basis of Presentation

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of March 31, 2003 and 2002 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 2003 and 2002. Reference is made to the 2002 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements as of and for the period ended March 31, 2002 have been restated from their originally reported amounts in accordance with the requirements of the adoption of a new accounting standard - see Note 2 below.

Note 2 - Newly Adopted Accounting Policies

     In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" (Statement 147), which addressed the financial accounting and reporting for the acquisition of all or part of a financial institution. This standard removed certain acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Bank or Thrift Institutions" (Statement 72). This statement required financial institutions to reclassify goodwill arising from a qualified business acquisition from Statement 72 goodwill to goodwill subject to the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" (Statement 142). The reclassified goodwill is no longer amortized but is subject to an annual impairment test, pursuant to Statement 142. The Company adopted Statement 147 in the fourth quarter of 2002, but effective as of January 1, 2002. Statement 147 required the Company to retroactively restate its previously issued 2002 interim consolidated financial statements to reverse reclassified Statement 72 goodwill amortization expense recorded in the first three quarters of the 2002 fiscal year. Accordingly, $356,000 in amortization expense that had been recorded for the three months ended March 31, 2002 was retroactively reversed by reducing the amortization expense recognized during those three months and increasing intangible assets. The associated income tax expense recorded related to the reversal of amortization expense amounted to $125,000 for the three months ended March 31, 2002 resulting in net income for that same three month period being increased by $231,000 (or $0.02 per diluted share) from its originally reported amount.

      In November 2002, the FASB issued Financial Interpretation No. 45 (FIN
45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. The disclosure requirements were effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions were effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. The Company issues standby letters of credit whereby the Company guarantees performance if a specified triggering event or condition occurs, primarily nonpayment by the Company's customer to their supplier. The standby letters of credit are generally for terms of one year, at which time they may be renewed for another year if both parties agree. At March 31, 2003, the Company had $2,381,000 in standby letters of credit outstanding. The adoption of the recognition and measurement provisions of FIN 45 was immaterial to the Company.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (Statement 148) an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002 while the disclosure requirements are effective for interim periods beginning after December 15, 2002, with early application encouraged. The adoption of Statement 148 requires enhanced disclosures for the Company's stock-based employee compensation plan for the year ended December 31, 2002, and subsequent interim and annual periods. The Company does not have any plans to change its method of accounting for stock-based employee compensation, but has furnished the expanded disclosures in Note 4.

Note 3 - Reclassifications

      Certain amounts reported in the period ended March 31, 2002 have been reclassified to conform with the presentation for March 31, 2003. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 - Stock Option Plans

      At March 31, 2003, the Company has six stock-based employee compensation plans, five of which were assumed in acquisitions. The Company accounts for each plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                             Three Months Ended March 31,
                                                             ----------------------------
      (In thousands except per share data)                        2003            2002
                                                               ---------       ---------
      Net income, as reported                                  $   4,693           3,991
      Deduct: Total stock-based employee compensation
         expense determined under fair value based method
         for all awards, net of related tax effects                  (51)            (40)
                                                               ---------       ---------
      Pro forma net income                                     $   4,642           3,951
                                                               =========       =========

      Earnings per share: Basic - As reported                  $    0.50            0.44
                          Basic - Pro forma                         0.50            0.43

                          Diluted - As reported                     0.49            0.43
                          Diluted - Pro forma                       0.49            0.42

Note 5 - Earnings Per Share

      Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share includes the potentially dilutive effects of the Company's stock option plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                              For the Three Months Ended March 31,
                                           ----------------------------------------------------------------------------
                                                            2003                                  2002
                                           ------------------------------------    ------------------------------------
                                             Income        Shares                   Income       Shares
($ in thousands except per                  (Numer-       (Denom-      Per Share    (Numer-      (Denom-      Per Share
    share amounts)                           ator)        inator)        Amount      ator)        inator)       Amount
                                           ---------     ---------     --------    ---------     ---------     --------
Basic EPS
  Net income                               $   4,693     9,360,692     $   0.50    $   3,991     9,149,693     $   0.44
                                                                       ========                                ========

Effect of Dilutive Securities                      -       178,659                         -       188,673
                                           ---------     ---------                 ---------     ---------

Diluted EPS                                $   4,693     9,539,351     $   0.49    $   3,991     9,338,366     $   0.43
                                           =========     =========     ========    =========     =========     ========

      For the three months ended March 31, 2003 and 2002, there were options of 0 and 143,250, respectively, that were antidilutive since the exercise price exceeded the average market price for the period. These options have been omitted from the calculation of diluted earnings per share for the respective periods.

Note 6 - Asset Quality Information

     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. Nonperforming assets are summarized as follows:

                                                        March 31,  December 31,  March 31,
      ($ in thousands)                                    2003         2002         2002
                                                         ------       -----        -----
      Nonperforming loans:
         Nonaccrual loans                                $2,941       2,976        3,343
         Restructured loans                                  38          41           79
         Accruing loans > 90 days past due                   --          --           --
                                                         ------       -----        -----
      Total nonperforming loans                           2,979       3,017        3,422
      Other real estate                                   1,326       1,384        1,800
                                                         ------       -----        -----
      Total nonperforming assets                         $4,305       4,401        5,222
                                                         ======       =====        =====

      Nonperforming loans to total loans                   0.28%       0.30%        0.37%
      Nonperforming assets as a percentage of loans
         and other real estate                             0.40%       0.44%        0.56%
      Nonperforming assets to total assets                 0.33%       0.36%        0.45%
      Allowance for loan losses to total loans             1.11%       1.09%        1.05%

Note 7 - Deferred Loan Fees

      Loans are shown on the Consolidated Balance Sheets net of net deferred loan fees of approximately $698,000, $702,000, and $717,000 at March 31, 2003,
December 31, 2002, and March 31, 2002, respectively.

Note 8 - Goodwill and Other Intangible Assets

      The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of March 31, 2003, December 31, 2002, and March 31, 2002 and the carrying amount of unamortized intangible assets as of those same dates. The amounts shown for March 31, 2002 include the effects of the restatement of the interim financial statements in 2002 that is discussed in Note 2 above.

                                      March 31, 2003                 December 31, 2002                March 31, 2002
                               -----------------------------   -----------------------------   -----------------------------
                               Gross Carrying    Accumulated   Gross Carrying    Accumulated   Gross Carrying   Accumulated
($ in thousands)                   Amount       Amortization       Amount       Amortization       Amount       Amortization
                               --------------   ------------   --------------   ------------   --------------   ------------
Amortized intangible assets:
   Customer lists                 $   394              31             243              23             243              11
   Noncompete agreements               50               6              --              --              --              --
   Core deposit premiums            1,106             293             335             261             335             250
                                  -------         -------         -------         -------         -------         -------
        Total                     $ 1,550             330             578             284             578             261
                                  =======         =======         =======         =======         =======         =======

Unamortized intangible
   assets:
   Goodwill                       $35,113                          24,658                          23,926
                                  =======                         =======                         =======
   Pension                        $    93                             217                             217
                                  =======                         =======                         =======

      Amortization expense totaled $45,000 and $8,000 for the three months ended March 31, 2003 and 2002, respectively.

      The following table presents the estimated amortization expense for each of the five calendar years ending December 31, 2007 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

                                                                   Estimated Amortization
                                  (Dollars in thousands)                   Expense
                                  ----------------------           ----------------------
                                           2003                            $      183
                                           2004                                   165
                                           2005                                   122
                                           2006                                   107
                                           2007                                   106
                                        Thereafter                                583
                                                                           ----------
                                               Total                       $    1,266
                                                                           ==========

Note 9 - Completed Acquisitions

      The Company completed the following acquisitions during the three months ended March 31, 2003. The results of each acquired company are included in First Bancorp's results for the three months ended March 31, 2003 beginning on their respective acquisition dates.

      (a) Uwharrie Insurance Group - On January 2, 2003, the Company completed the acquisition of Uwharrie Insurance Group, a Montgomery County based property and casualty insurance agency. With eight employees, Uwharrie Insurance Group, Inc. serves approximately 5,000 customers, primarily from its Troy-based headquarters, and has annual commissions of approximately $500,000. The primary reason for the acquisition was to gain efficiencies of scale with the Company's existing property and casualty insurance business. In accordance with the terms of the merger agreement, the Company paid cash in the amount of $546,000 to complete the acquisition. In addition, the Company incurred $18,000 in other direct costs to complete the acquisition. As of the date of the acquisition, the value of the assets of Uwharrie Insurance Group amounted to $20,000 (consisting primarily of premises and equipment), which resulted in the Company recording an intangible asset of approximately $544,000. Based on an independent appraisal, the allocation among types of intangible assets and related amortization periods are:

           Type of Intangible Asset                       Allocated Amount               Amortization Period
                                                          ----------------               -------------------
Value of Noncompete Agreement                             $        50,000             Two years - straight-line
Value of Customer List                                            151,000             Ten years - straight-line
Goodwill                                                          343,000             Not applicable
                                                          ---------------
Total Intangible Assets                                   $       544,000
                                                          ===============

      For tax purposes, each of the intangible assets recorded will result in tax-deductible amortization expense. No pro forma earnings information has been presented due to the immateriality of the acquisition.

      (b) On January 15, 2003, the Company completed the acquisition of Carolina Community Bancshares, Inc. (CCB), the parent company of Carolina Community Bank, a South Carolina community bank with three branches in Dillon County, South Carolina. This represented the Company's first entry into South Carolina. Dillon County, South Carolina is contiguous to Robeson County, North Carolina, a county where the Company operates four branches. The Company's primary reason for the acquisition was to expand into a contiguous market with facilities, operations and experienced staff in place. The terms of the agreement called for shareholders of Carolina Community to receive 0.8 shares of First Bancorp stock and $20.00 in cash for each share of Carolina Community stock they own. The transaction was completed on January 15, 2003 with the Company paying cash of $8.3 million, issuing 332,888 shares of common stock that were valued at approximately $8.4 million, and assuming employee stock options with an intrinsic value of approximately $0.9 million. The value of the stock issued was determined using a Company stock price of $25.22, which was the average price of Company stock during the five day period beginning two days before the acquisition announcement and ending two days after the acquisition announcement. The value of the employee stock options assumed was determined using the Black-Scholes option-pricing model.

      This acquisition has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of CCB were recorded based on estimates of fair values as of January 15, 2003, subject to possible adjustment during the one-year period from that date. The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of CCB as of January 15, 2003, and the related fair value adjustments recorded by the Company to reflect the acquisition. It is not expected that any portion of the intangible assets recorded will be deductible for income tax purposes.

                                                         As           Fair            As
                                                    Recorded by      Value        Recorded by
         ($ in thousands)                               CCB       Adjustments    First Bancorp
                                                    -----------   -----------    -------------
         Assets
         Cash and cash equivalents                   $   7,048          --             7,048
         Securities                                     12,995          99 (a)        13,094
         Loans, gross                                   47,716          --            47,716
         Allowance for loan losses                        (751)         --              (751)
         Premises and equipment                            799         (45)(b)           754
         Other - Identifiable intangible asset              --         771 (c)           771
         Other                                           1,697        (243)(d)         1,454
                                                      --------    --------        ----------
            Total                                       69,504         582            70,086
                                                      --------    --------        ----------
         Liabilities
         Deposits                                     $ 58,861          --            58,861
         Borrowings                                      2,000         115 (e)         2,115
         Other                                             722         (88)(f)           634
                                                      --------    --------        ----------
            Total                                       61,583          27            61,610
                                                      --------    --------        ----------
         Net identifiable assets acquired                                              8,476

         Total cost of acquisition
            Cash                                                  $  8,322
            Value of stock issued                                    8,395
            Value of assumed options                                   889
            Direct costs of acquisition                                982
                                                                  --------
                Total cost of acquisition                                             18,588
                                                                                  ----------

         Goodwill recorded through March 31, 2003                                 $   10,112
                                                                                  ==========

Explanation of Fair Value Adjustments

(a) This fair value adjustment represents the net unrealized gain of CCB's held-to-maturity securities portfolio. This fair value adjustment was recorded by the Company as a premium on securities and will be amortized as a reduction of investment interest income over the life of the related securities, which have an average life of approximately four years.

(b) This fair value adjustment represents the book value of certain equipment owned by CCB that became obsolete upon the acquisition.

(c) This fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm. This amount was recorded by the Company as an identifiable intangible asset and will be amortized as expense on an accelerated basis over a ten year period based on an amortization schedule provided by the consulting firm.

(d) This fair value adjustment represents the net deferred tax liability recorded related to the other fair value adjustments.

(e) This fair value adjustment was recorded because the interest rates of CCB's borrowings exceeded current interest rates on similar borrowings. This amount will be amortized to reduce interest expense over the remaining lives of the related borrowings, which have a weighted average life of approximately 3.7 years.

(f) This fair value adjustment represents the carrying value of a retirement plan liability that was terminated in accordance with the terms of the merger agreement.

      The following unaudited pro forma financial information presents the combined results of the Company and

CCB as if the acquisition had occurred as of January 1, 2002, after giving effect to certain adjustments, including amortization of the core deposit intangible, an assumed cost of funds related to the cash paid of 6%, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and CCB constituted a single entity during such period. Because the acquisition occured just 15 days into the three month period ended March 31, 2003, the actual results of operation for the three months ended March 31, 2003 do not differ materially from pro forma results, and thus pro forma results have not been presented.

                                            Three Months Ended
       ($ in thousands)                        March 31, 2002
                                            ------------------
       Net interest income                        $ 11,957
       Noninterest income                            3,177
       Net income                                    4,200
       Earnings per share
            Basic                                     0.44
            Diluted                                   0.43

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

      Management's determination of the adequacy of the allowance is based primarily on a mathematical model that estimates the appropriate allowance for loan losses. This model has two components. The first component involves the estimation of losses on loans defined as "impaired loans." A loan is considered to be impaired when,based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The estimated valuation allowance is the difference, if any, between the loan balance outstanding and the value of the impaired loan as determined by either 1) an estimate of the cash flows that the Company expects to receive from the borrower discounted at the loan's effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral.

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

      The reserve estimated for impaired loans is then added to the reserve estimated for all other loans. This becomes the Company's "allocated allowance." In addition to the allocated allowance derived from the model, management also evaluates other data such as the ratio of the allowance for loan losses to total loans, net loan growth information, nonperforming asset levels and trends in such data. Based on this additional analysis, the Company may determine that an additional amount of allowance for loan losses is necessary to reserve for probable losses. This additional amount, if any, is the Company's "unallocated allowance." The sum of the allocated allowance and the unallocated allowance is compared to the actual allowance for loan losses recorded on the books of the Company and any adjustment necessary for the recorded allowance to equal the computed allowance is recorded as a provision for loan losses. The provision for loan losses is a direct charge to earnings in the period recorded.

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

      For further discussion, see "SUMMARY OF LOAN LOSS EXPERIENCE" above.

CURRENT ACCOUNTING MATTERS

      See Note 2 to the Consolidated Financial Statements above.

RESULTS OF OPERATIONS

OVERVIEW

      In the discussion below and the financial statements above, amounts as of and for the period ended March 31, 2002 have been restated from their originally reported amounts in accordance with the adoption of a new accounting standard - see Note 2 to the financial statements above.

      Net income for the three months ended March 31, 2003 was $4,693,000, a 17.6% increase from the $3,991,000 recorded in the first quarter of 2002. The net income recorded in the first quarter of 2003 amounted to diluted earnings of $0.49 per share, compared to $0.43 per share for the first quarter of 2002, an increase of 14.0%.

      The increase in the Company's earnings in the first quarter of 2003 compared to the first quarter of 2002 was primarily due to the Company's overall growth, which resulted in increases in net interest income and noninterest income, the positive benefits of which were partially offset by higher operating expenses. Also contributing to the increase in net interest income was an improved net interest margin of 4.59% in the first quarter of 2003 compared to 4.36% in the first quarter of 2002.

      As discussed in the next two paragraphs, the Company completed two acquisitions in the first quarter of 2003. The results of each acquired company are included in First Bancorp's first quarter results beginning on their respective acquisition dates.

      On January 2, 2003, the Company completed the acquisition of Uwharrie Insurance Group (Uwharrie Insurance), a property and casualty insurance agency located in Troy, with eight employees and approximately 5,000 customers in Montgomery and neighboring counties. Uwharrie Insurance Group was merged with the Company's existing insurance subsidiary, First Bank Insurance Services, Inc.

      On January 15, 2003, the Company completed the acquisition of Carolina Community Bancshares, Inc. (CCB), the parent company of Carolina Community Bank, a South Carolina community bank with three branches in Dillon County, South Carolina. This represented the Company's first entry into South Carolina. Dillon County, South Carolina is contiguous to Robeson County, North Carolina, a county where the Company operates four branches. As of the acquisition date, CCB had total assets of $70.2 million, with loans of $47.7 million, deposits of $58.9 million, and shareholders' equity of $8.8 million.

      The Company's asset quality ratios remained sound in the first quarter of 2003. Annualized net charge-offs as a percentage of average loans for the first quarter of 2003 amounted to 11 basis points, and the Company's total nonperforming assets as a percentage of total assets ratio of 0.33% is the lowest the Company has had at any quarter end in over two years.

      The Company's annualized return on average assets for the first quarter of 2003 was 1.49% compared to 1.42% for the first quarter of 2002. The Company's return on average equity for the first quarter of 2003 was 14.25% compared to 13.62% for the first quarter of 2002.

COMPONENTS OF EARNINGS

      Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended March 31, 2003 amounted to $13,342,000, an increase of $2,049,000, or 18.1% from the $11,293,000 recorded in the first quarter of 2002.

      There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and
2) the Company's net interest margin. For the three months ended March 31, 2003, both factors contributed to the increase in net interest income realized by the Company compared to the same three month period in 2002.

                                                                  For the Three Months Ended March 31,
                                         ------------------------------------------------------------------------------------
                                                             2003                                     2002
                                         ---------------------------------------     ----------------------------------------
                                                                        Interest                                     Interest
                                             Average        Average      Earned        Average        Average         Earned
($ in thousands)                             Volume           Rate      or Paid        Volume          Rate          or Paid
                                         ------------       -------    ---------     -----------      -------       ---------
Assets
Loans (1)                                $  1,049,781         6.57%    $ 17,009      $   903,283        7.28%       $  16,204
Taxable securities                             73,905         5.16%         940           93,239        6.11%           1,405
Non-taxable securities (2)                     15,739         9.02%         350           16,130        8.50%             338
Short-term investments,
    principally federal funds                  53,010         2.34%         306           50,053        2.33%             288
                                         ------------                  --------      -----------                    ---------
Total interest-earning assets               1,192,435         6.33%      18,605        1,062,705        6.96%          18,235
                                                                       --------                                     ---------
Liabilities
Savings, NOW and money
     market deposits                      $   396,173         0.63%    $    618      $   354,349        1.05%       $     921
Time deposits >$100,000                       218,177         2.90%       1,560          186,657        4.16%           1,916
Other time deposits                           375,026         2.67%       2,467          357,328        4.22%           3,714
                                         ------------                  --------      -----------                    ---------
     Total interest-bearing deposits          989,376         1.90%       4,645          898,334        2.96%           6,551
Borrowings                                     32,511         5.95%         477           15,000        6.76%             250
                                         ------------                  --------      -----------                    ---------
Total interest-bearing liabilities          1,021,887         2.03%       5,122          913,334        3.02%           6,801
                                                                       --------                                     ---------
Non-interest-bearing deposits                 115,958                                     96,902
Net yield on interest-earning
  assets and  net interest income                             4.59%    $ 13,483                         4.36%       $  11,434
                                                                       ========                                     =========
Interest rate spread                                          4.30%                                     3.94%

Average prime rate                                            4.25%                                     4.75%

(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2) Includes tax-equivalent adjustments of $141,000 in each three month period to reflect the tax benefit that the Company receives related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 35% tax rate and is reduced by the related nondeductible portion of interest expense.

      Average loans outstanding for the first quarter of 2003 were $1.050 billion, which was 16.2% higher than the average loans outstanding for the first quarter of 2002 ($903 million). Average deposits outstanding for the first quarter of 2003 were $1.105 billion, which was 11.1% higher than the average amount of deposits outstanding in the first quarter of 2002 ($995 million). See additional discussion regarding the nature of the growth in loans and deposits in the section entitled "Financial Condition" below. The effect of these higher amounts of average loans and deposits was to increase net interest income in 2003.

      The net interest margin (tax equivalent net interest income divided by average earning assets) for the first quarter of 2003 was 4.59%, a 23 basis point increase from the 4.36% net interest margin realized in the first quarter of 2002. The higher first quarter 2003 net interest margin was primarily a result of the more stable interest rate environment that has prevailed over the past several quarters compared to the rapidly declining interest rate environment in 2001 that negatively impacted the net interest margin in the first quarter of 2002. In the short term, the Company's interest-sensitive assets generally reprice sooner and by greater amounts than do its interest-sensitive liabilities, which in a declining interest rate environment has the effect of negatively impacting the Company's net interest margin until its interest-sensitive liabilities can reset at lower rates.

      The 4.59% net interest margin realized by the Company in the first quarter of 2003 was also a 6 basis point increase from the 4.53% net interest margin realized in the fourth quarter of 2002. This increase in the net interest margin was a net result of two factors that had a positive effect on net interest margin and one factor that had a negative impact. The positive factors were - 1) there were no interest rate cuts by the Federal Reserve in the first quarter of 2003 which allowed the Company's net interest margin to rebound slightly after the fourth quarter 2002 rate cut of 50 basis points (0.50%) initiated by the Federal Reserve that negatively impacted the Company's net interest margin (for the reasons discussed in the paragraph above), and 2) the acquisition of CCB increased the Company's net interest margin slightly as CCB had a higher net interest margin than the Company. The negative factor affecting the Company's net interest margin was that a higher percentage of its loan originations were structured as adjustable rate loans in first quarter of 2003 compared to the Company's historical mix of new loan originations - in fiscal year 2002, approximately 51% of the Company's new loan originations were adjustable rate loans, whereas in the first quarter of 2003, 64% of loan originations were adjustable rate loans. This negatively impacted the Company's net interest margin because in the current interest rate environment adjustable rate loans generally have interest rates that are 1%-3% lower than fixed rate loans of similar maturities. At December 31, 2002, the Company's loan portfolio was comprised of 47% of adjustable rate loans. At March 31, 2003 the percentage of adjustable rate loans had risen to 50%.

      The Company recorded a $520,000 provision for loan losses during the first quarter of 2003 compared to a provision for loan losses of $440,000 recorded in the first quarter of 2002. The slightly higher provision for loan losses was a result of higher amounts of specific reserves assigned to impaired loans in the first quarter of 2003 compared to 2002, which was partially offset by lower internal loan growth ("internal loan growth" excludes loans assumed in acquisitions for which preestablished reserves have been recorded).

     Noninterest income for the first quarter of 2003 amounted to $3,733,000, a 24.6% increase over the $2,997,000 recorded in the first quarter of 2002. The primary factors affecting the increase in noninterest income were -1) internal growth in the Company's business - for the twelve months ended March 31, 2003, excluding the Company's CCB acquisition, loans increased 11% and deposits increased 8%, which have provided the Company with fee income opportunities, 2) the CCB acquisition - CCB contributed $186,000 in noninterest income (primarily service charges on deposit accounts), or approximately 25% of the total increase in noninterest income, and 3) the fees that the Company earns from mortgage loans presold into the secondary market increased by $256,000, or 57%, in the first quarter of 2003 compared to the first quarter of 2002 as a result of the high refinancing activity driven by the very low interest rate environment.

      Within noninterest income, commissions from sales of insurance and financial products amounted to $260,000 in the first quarter of 2003 compared to the $265,000 in the first quarter of 2002. This line item includes commissions the Company receives from three sources - 1) sales of credit insurance associated with new loans, 2) commissions from the sales of investment, annuity, and long-term care insurance products, and 3) commissions from the sale of property and casualty insurance. The following table presents these components for the three month period ended March 31, 2003 compared to the same period in 2002:

                                           Three Months Ended March 31,
                                    ----------------------------------------
($ in thousands)                     2003        2002    $ Change   % Change
                                    ------      -----    --------   --------
Commissions earned from:
Sales of credit insurance            $  78        167        (89)    (53.3)%
Sales of investments,
    annuities, and long term
    care insurance                      22         58        (36)    (62.1)%
Sales of property and
    casualty insurance                 160         40        120     300.0%
                                    ------      -----     ------    ------
    Total                           $  260        265         (5)     (1.9)%
                                    ======      =====     ======    ======

      In comparing the first quarter of 2003 to the first quarter of 2002, the decrease in commissions earned from sales from credit insurance is primarily related to an approximately $70,000 decrease in the "experience bonus" that is received annually in the first quarter of each year from the insurance companies that the Company acts as an agent for. The experience bonus can fluctuate depending on the actual loss experience that the insurance companies experience related to the Company's customers. Also in comparing 2003 to 2002, commissions earned from sales of investments, annuities, and long term care insurance decreased due to a lower amount of related transactions involving these products, possibly due to the declining stock market. The increase in commissions earned from sales of property and casualty insurance is primarily due to the acquisition of Uwharrie Insurance, which was effective on January 2, 2003 - see Note 9 to the consolidated financial statements above.

      Noninterest expenses for the three months ended March 31, 2003 increased 19.5% to $9,248,000 from $7,742,000 in the first quarter of 2002. The increase in noninterest expenses occurred in all categories and is associated with the overall growth of the Company in terms of branch network, employees and customer base. The acquisitions of Uwharrie Insurance and CCB resulted in incremental expense of approximately $500,000, or 33% of the total increase. In addition to the overall growth experienced, the Company made significant technology investments in mid-2002, including check imaging technology (which was introduced in July 2002) and a company-wide computer network that increased equipment depreciation expense.

      The provision for income taxes was $2,614,000 in the first quarter of 2003 compared to $2,117,000 in the first quarter of 2002. The effective tax rates for the first quarter of 2003 and 2002 were 35.8% and 34.7%, respectively. The slightly higher effective tax rate in 2003 is primarily a result of a higher percentage of the Company's interest income being subject to federal and/or state taxes due to having a relatively lower amount of tax-exempt loans and securities.

FINANCIAL CONDITION

      Total assets at March 31, 2003 amounted to $1.32 billion, 15.1% higher than a year earlier. Total loans at March 31, 2003 amounted to $1.07 billion, a 15.9% increase from a year earlier, and total deposits amounted to $1.14 billion at March 31, 2003, a 14.0% increase from a year earlier. A significant portion of the Company's growth from a year ago is due to the Company's January 2003 acquisition of CCB, and to a lesser degree the Company's purchase of a bank branch in Broadway, North Carolina in October 2002. As of their respective acquisition dates, CCB had total assets of $70.2 million, with loans of $47.7 million and deposits of $58.9 million, while the Broadway branch had $3.1 million in loans and $8.4 million in deposits.

      The following tables present information regarding the nature of the Company's growth since March 31, 2002.


                                       Balance at                                     Balance at        Total     Percentage growth,
       April 1, 2002 to                beginning         Internal       Growth from     end of        percentage      excluding
        March 31, 2003                 of period          Growth       Acquisitions     period          growth       acquisitions
                                      ----------        ----------     ------------   ----------      ----------  ------------------
                                                                             ($ in thousands)
Loans                                 $  924,107            96,526          50,799     1,071,432            15.9%           10.4%
                                      ==========        ==========      ==========    ==========      ==========      ==========

Deposits - Noninterest bearing        $  101,331            21,171          10,427       132,929            31.2%           20.9%
Deposits - Savings, NOW, and
     Money Market                        362,777            20,739          18,257       401,773            10.7%            5.7%
Deposits - Time>$100,000                 183,939            34,550          12,566       231,055            25.6%           18.8%
Deposits - Time<$100,000                 355,352            (3,348)         26,052       378,056             6.4%           (0.9%)
                                      ----------        ----------      ----------    ----------      ----------      ----------
   Total deposits                     $1,003,399            73,112          67,302     1,143,813            14.0%            7.3%
                                      ==========        ==========      ==========    ==========      ==========      ==========

      January 1, 2003 to
        March 31, 2003
Loans                                 $  998,547            25,169          47,716     1,071,432             7.3%            2.5%
                                      ==========        ==========      ==========    ==========      ==========      ==========

Deposits - Noninterest bearing        $  112,380            11,772           8,777       132,929            18.3%           10.5%
Deposits - Savings, NOW, and
     Money Market                        387,691              (853)         14,935       401,773             3.6%           (0.2%)
Deposits - Time>$100,000                 199,794            18,695          12,566       231,055            15.6%            9.4%
Deposits - Time<$100,000                 356,092              (619)         22,583       378,056             6.2%           (0.2%)
                                      ----------        ----------      ----------    ----------      ----------      ----------
   Total deposits                     $1,055,957            28,995          58,861     1,143,813             8.3%            2.7%
                                      ==========        ==========      ==========    ==========      ==========      ==========

      As can be seen in the first table, over the past twelve months the Company's internal growth rates for loans and deposits were 10.4% and 7.3% respectively, with the growth assumed in acquisitions increasing the overall growth in loans to 15.9% and deposits to 14.0%. As can be seen in the second table, the Company experienced steady internal growth of 2.5% in loans (10.0% annualized) and 2.7% in deposits (10.8% annualized) during the first quarter of 2003. The CCB acquisition increased overall loan and deposit growth by 5%-6%. The deposit categories of noninterest-bearing demand deposits and time deposits greater than $100,000 have experienced the highest percentage increases in internal growth during the periods shown.

NONPERFORMING ASSETS

      Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. Nonperforming assets are summarized as follows:

                                                          March 31,    December 31,    March 31,
      ($ in thousands)                                      2003          2002           2002
                                                          ---------    ------------    ---------
      Nonperforming loans:
         Nonaccrual loans                                  $2,941         2,976         3,343
         Restructured loans                                    38            41            79
         Accruing loans > 90 days past due                     --            --            --
                                                           ------         -----         -----
      Total nonperforming loans                             2,979         3,017         3,422
      Other real estate                                     1,326         1,384         1,800
                                                           ------         -----         -----

      Total nonperforming assets                           $4,305         4,401         5,222
                                                           ======         =====         =====

      Nonperforming loans to total loans                     0.28%         0.30%         0.37%
      Nonperforming assets as a percentage of loans
         and other real estate                               0.40%         0.44%         0.56%
      Nonperforming assets to total assets                   0.33%         0.36%         0.45%
      Allowance for loan losses to total loans               1.11%         1.09%         1.05%

      Management has reviewed the collateral for the nonperforming assets, including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

      The level of nonaccrual loans has not varied materially among the periods presented, amounting to $2.9 million at March 31, 2003, compared to $3.0 million at December 31, 2002 and $3.3 million at March 31, 2002. The Company continues to have one large credit that was on nonaccrual basis as of each of the three dates presented. The nonaccrual balance of this credit amounted to $750,000, $1.0 million, and $1.8 million as of March 31, 2003, December 31, 2002, and March 31, 2002, respectively. The borrower of this credit, which is secured by real estate, has liquidity problems. During the last nine months of 2002, the borrower sold several pieces of the real estate collateral that provided $800,000 in paydowns, resulting in the $1.0 million outstanding balance at December 31, 2002. At December 31, 2002, the Company had accepted a nonbinding proposal from a third party that would result in the receipt of approximately $750,000 of the $1.0 million outstanding in the first half of 2003, with the remaining $250,000 to be charged-off by the Company. At December 31, 2002, the Company had a specific impaired loan valuation allowance of $250,000 assigned to this relationship. During the first quarter of 2003, because of the increasing likelihood that the terms of the nonbinding proposal would happen, the Company charged-off the $250,000 specific reserve that had been established, resulting in the $750,000 balance for this credit at March 31, 2003.

      At March 31, 2003, December 31, 2002, and March 31, 2002, the recorded investment in loans considered to be impaired was $1,780,000, $1,431,000, and $2,077,000, respectively, all of which were on nonaccrual status. A significant portion of the impaired loans for each of the three periods presented is the same credit noted above that is on nonaccrual status. At March 31, 2003, December 31, 2002, and March 31, 2002, the related allowance for loan losses for all impaired loans was $190,000 (eight of the eleven impaired loans totaling $949,000 at March 31, 2003 had an assigned valuation allowance), $290,000 (related to three of the four impaired loans with a total balance of $1,269,000), and $25,000 (related to one loan with a balance of $171,000, with the remainder of impaired loans having no valuation allowance), respectively. As noted above, in the first quarter of 2003, the Company charged-off $250,000 related to the nonaccrual/impaired loan discussed above that had a specific reserve of $250,000 at December 31, 2002. Excluding that loan, specific reserves related to impaired loans increased from $40,000 at December 31, 2002 to $190,000 at March 31, 2003. The average recorded investments in impaired loans during the three month period ended March 31, 2003, the year ended December 31, 2002, and the three months ended March 31, 2002 were approximately $1,656,000, $1,882,000, and $2,280,000, respectively. For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

      As of March 31, 2003, December 31, 2002 and March 31, 2002, the Company's other real estate owned amounted to $1,326,000, $1,384,000, and $1,800,000, respectively, which consisted principally of several parcels of real estate. The decrease in the level of other real estate owned at March 31, 2003 compared to March 31, 2002 is due to several property sales. The Company's management has reviewed recent appraisals of its other real estate and believes that their fair values, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

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

      The Company recorded a $520,000 provision for loan losses during the first quarter of 2003 compared to a provision for loan losses of $440,000 recorded in the first quarter of 2002. The slightly higher provision for loan losses was a result of higher amounts of specific reserves assigned to impaired loans in the first quarter of 2003 compared to 2002 (see discussion above), which was partially offset by lower internal loan growth ("internal loan growth" excludes loans assumed in acquisitions for which preestablished reserves have been recorded).

      At March 31, 2003, the allowance for loan losses amounted to $11,898,000, compared to $10,907,000 at December 31, 2002 and $9,729,000 at March 31, 2002.
The allowance for loan losses was 1.11%, 1.09% and 1.05% of total loans as of March 31, 2003, December 31, 2002, and March 31, 2002, respectively. The slight increase in the allowance for loan losses since December 31, 2002 is primarily the result of the CCB acquisition. At the time of the acquisition, CCB's allowance for loan losses amounted to 1.57% of gross loans. The increase in the allowance percentage from March 31, 2002 was also caused by a slight shift in the composition of the Company's loan portfolio from residential mortgage loans to commercial loans - commercial loans carry a higher reserve percentage in the Company's allowance for loan loss model than do residential mortgage loans. The slight shift from residential mortgage loans to commercial loans has been intentional. Two of the Company's recent bank acquisitions (First Savings Bancorp in September 2000 and Century Bancorp in May 2001) had loan portfolios that were highly concentrated in residential mortgage loans. As many of those loans have refinanced at lower rates over the past 12 months, the Company chose to sell them in the secondary market instead of holding them in the Company's loan portfolio. This strategy was implemented in an effort to shift the Company's loan portfolio to having a higher percentage of commercial loans, which are generally shorter term in nature and have higher interest rates.

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

                                                                         Three Months         Year           Three Months
                                                                             Ended            Ended             Ended
                                                                           March 31,       December 31,        March 31,
      ($ in thousands)                                                       2003              2002              2002
                                                                          -----------      ------------      ------------
      Loans outstanding at end of period                                  $1,071,432           998,547           924,107
                                                                          ==========         =========         =========
      Average amount of loans outstanding                                 $1,049,781           954,885           903,283
                                                                          ==========         =========         =========
      Allowance for loan losses, at
         beginning of period                                              $  10,907             9,388             9,388

             Total charge-offs                                                 (388)           (1,211)             (128)
             Total recoveries                                                   108               135                29
                                                                          ----------         ---------         ---------
                  Net charge-offs                                              (280)           (1,076)              (99)
                                                                          ----------         ---------         ---------
      Additions to the allowance charged to expense                             520             2,545               440
                                                                          ----------         ---------         ---------
      Addition related to loans assumed in corporate
      acquisitions                                                              751                50                --
                                                                          ----------         ---------         ---------

      Allowance for loan losses, at end of period                         $  11,898            10,907             9,729
                                                                          ==========         =========         =========
      Ratios:
         Net charge-offs (annualized) as a percent of average loans            0.11%             0.11%             0.04%
         Allowance for loan losses as a
               percent of  loans at end of period                              1.11%             1.09%             1.05%

      Based on the results of the Company's loan analysis and grading program and management's evaluation of the allowance for loan losses at March 31, 2003, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2002.

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

      In addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources - 1) an approximately $165 million line of credit with the Federal Home Loan Bank (of which $16 million has been drawn), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at March 31, 2003), and 3) an approximately $39 million line of credit through the Federal Reserve Bank of Richmond's discount window (none of which was outstanding at March 31, 2003).

      The Company's liquidity did not change materially from December 31, 2002 to March 31, 2003, as deposit growth and loan growth did not vary significantly. The Company's loan to deposit ratio was 93.7% at March 31, 2003 compared to 94.6% at December 31, 2002. The level of the Company's liquid assets (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) as a percentage of deposits and borrowings was 16.5% at March 31, 2003 compared to 16.0% at December 31, 2002.

      The amount and timing of the Company's contractual obligations and commercial commitments has not changed materially since December 31, 2002, detail of which is presented in Table 18 on page 52 of the Company's 2002 Form 10-K.

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

      At March 31, 2003, the Company's capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents the Company's capital ratios and the regulatory minimums discussed above for the periods indicated.

                                                            March 31,       December 31,      March 31,
                                                              2003              2002            2002
                                                            ---------       ------------      ---------
Risk-based capital ratios:
   Tier I capital to Tier I risk adjusted assets             11.70%            12.68%          10.99%
   Minimum required Tier I capital                            4.00%             4.00%           4.00%

   Total risk-based capital to
         Tier II risk-adjusted assets                        12.74%            13.69%          11.99%
   Minimum required total risk-based capital                  8.00%             8.00%           8.00%

Leverage capital ratios:
   Tier I leverage capital to
       adjusted first quarter average assets                  9.39%            10.09%           8.42%
   Minimum required Tier I leverage capital                   4.00%             4.00%           4.00%

      The Company's capital ratios declined in the first quarter of 2003 as a result of the acquisition of CCB.

      The Company's bank subsidiaries are also subject to similar capital requirements as those discussed above. The bank subsidiary's capital ratios do not vary materially from the Company's capital ratios presented above. At March 31, 2003, the Company's bank subsidiaries exceeded the minimum ratios established by the FED and FDIC.

SHARE REPURCHASES

      The Company repurchased 117,214 shares of its own common stock at an average price of $23.95 per share during the first quarter of 2003. At March 31, 2003, the Company had approximately 50,000 shares available for repurchase under existing authority from its board of directors. On April 23, 2003, the Company announced that its board of directors had approved the repurchase of an additional 200,000 shares. The Company will repurchase these shares in open market and privately negotiated transactions, as market conditions and the Company's liquidity warrant, subject to compliance with applicable regulations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

      Net interest income is the Company's most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, the Company's level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities. It is the Company's policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. The Company's exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of "shock" interest rates. Over the years, the Company has been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years the Company's net interest margin has ranged from a low of 4.23% (realized in 2001) to a high of 4.73% (realized in 1998). During that five year period the prime rate of interest has ranged from a low of 4.25% to a high of 9.50%. The net interest margin (tax equivalent net interest income divided by average earning assets) for the first quarter of 2003 was 4.59%, a 23 basis point increase from the 4.36% net interest margin realized in the first quarter of 2002 and a six basis point increase from the 4.53% net interest margin realized in the fourth quarter of 2002. See "Components of Earnings" above for discussion regarding variances in the Company's net interest margin for the noted quarters in 2003 and 2002.

      Using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are included in the period of their expected call), at March 31, 2003 the Company had $309.4 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at March 31, 2003 subject to interest rate changes within one year are deposits totaling $401.8 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

      Thus, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates (In fact, a declining interest rate environment during 2001 negatively impacted (at least temporarily) the Company's net interest margin). Generally, when rates change, the Company's interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while the Company's interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. The net effect is that in the twelve month horizon, as rates change, the impact of having a higher level of interest-sensitive liabilities is substantially negated by the later and typically lower proportionate change these liabilities experience compared to interest sensitive assets.

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


                                               Expected Maturities of Market Sensitive
                                                  Instruments Held at March 31, 2003
                               ---------------------------------------------------------------------------   Average    Estimated
                                                                                                             Interest      Fair
($ in thousands)                1 Year    2 Years    3 Years    4 Years   5 Years     Beyond       Total     Rate (1)      Value
                               --------  --------   --------   --------  ---------   --------   ----------   --------   ----------
Due from banks,
   interest bearing            $ 42,613        --         --         --         --         --       42,613      1.15%   $   42,613
Federal funds sold               28,677        --         --         --         --         --       28,677      1.15%       28,677
Presold mortgages in process
   of settlement                  3,754        --         --         --         --         --        3,754      5.25%        3,754
Debt securities- at
   amortized cost (1) (2)        30,806    14,582     12,018      6,823      1,794     22,698       88,721      5.44%       90,923
Loans - fixed (3) (4)            98,690    83,195     74,363    100,168    113,619     65,810      535,845      7.45%      545,879
Loans - adjustable (3) (4)      207,221    62,464     48,205     49,504     79,569     85,683      532,646      5.22%      534,089
                               --------  --------   --------   --------  ---------   --------   ----------    ------    ----------
  Total                        $411,761   160,241    134,586    156,495    194,982    174,191    1,232,256      5.97%   $1,245,935
                               ========  ========   ========   ========  =========   ========   ==========    ======    ==========
Savings, NOW, and
   money market
   deposits                    $401,773        --         --         --         --         --      401,773      0.61%   $  401,773
Time deposits                   492,104    71,594     14,601      6,931     22,342      1,539      609,111      2.63%      611,427
Borrowings - fixed (2)            9,000     1,000         --         --      1,000      5,000       16,000      4.94%       16,604
Borrowings - adjustable              --        --         --         --         --     20,000       20,000      5.41%       20,000
                               --------  --------   --------   --------  ---------   --------   ----------    ------    ----------
  Total                        $902,877    72,594     14,601      6,931     23,342     26,539    1,046,884      1.94%   $1,049,804
                               ========  ========   ========   ========  =========   ========   ==========    ======    ==========

(1) Tax-exempt securities are reflected at a tax-equivalent basis using a 35% tax rate.

(2) Callable securities and borrowings with above market interest rates at March 31, 2003 are assumed to mature at their call date for purposes of this table. Mortgage-backed securities are assumed to mature in the period of their expected repayment based on estimated prepayment speeds.

(3)   Excludes nonaccrual loans and allowance for loan losses.

(4) Single-family mortgage loans are assumed to mature in the period of their expected repayment based on estimated prepayment speeds. All other loans are shown in the period of their contractual maturity.

      The Company's market-sensitive assets and liabilities each have estimated fair values that are slightly higher than their carrying value. This is due to the yields on these portfolios being higher than market yields at March 31, 2003 for instruments with maturities similar to the remaining term of the portfolios, due to the declining interest rate environment.

      See additional discussion of the Company's net interest margin in the "Components of Earnings" section above.

Item 4. Controls and Procedures

      Within 90 days of the filing of this report, the Company conducted a review and evaluation of its disclosure controls and procedures, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Finanical Officer. Based upon this review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed is recorded, processed, summarized, and reported in a timely manner.

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

10.a Definitive Merger Agreement with Carolina Community Bancshares, Inc. dated July 16, 2002 was filed as Exhibit 99.2 to the Company's current report on Form 8-K on July 17, 2002 and is incorporated herein by reference.

21 List of Subsidiaries of the Company was filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and is incorporated herein by reference.

99.a  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

99.b  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

(b) There were no reports filed on Form 8-K during the quarter ended March 31, 2003.

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                FIRST BANCORP


                    May 13, 2003                BY:   James H. Garner
                                                ---------------------------
                                                      James H. Garner
                                                          President
                                                (Principal Executive Officer),
                                                   Treasurer and Director


                    May 13, 2003                BY:   Anna G. Hollers
                                                ---------------------------
                                                      Anna G. Hollers
                                                  Executive Vice President
                                                        and Secretary


                    May 13, 2003                BY:   Eric P. Credle
                                                ---------------------------
                                                      Eric P. Credle
                                                    Senior Vice President
                                                and Chief Financial Officer

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


/s/ James H. Garner
James H. Garner
Chief Executive Officer
May 13, 2003

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


/s/ Eric P. Credle
Eric P. Credle
Chief Financial Officer
May 13, 2003