Form 10-Q
period 2003-06-30
FIRST BANCORP /NC/
filed 2003-08-14
CIK 811589

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 2003

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

                              |X| YES       |_| NO

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

                              |X| YES       |_| NO

      As of July 31, 2003, 9,376,944 shares of the registrant's Common Stock, no par value, were outstanding. The registrant had no other classes of securities outstanding.

================================================================================

                                      INDEX
                         FIRST BANCORP AND SUBSIDIARIES

                                                                            Page

Part I. Financial Information

Item 1 - Financial Statements

   Consolidated Balance Sheets -
   June 30, 2003 and 2002
   (With Comparative Amounts at December 31, 2002)                             3

   Consolidated Statements of Income -
   For the Periods Ended June 30, 2003 and 2002                                4

   Consolidated Statements of Comprehensive Income -
   For the Periods Ended June 30, 2003 and 2002                                5

   Consolidated Statements of Shareholders' Equity -
   For the Periods Ended June 30, 2003 and 2002                                6

   Consolidated Statements of Cash Flows -
   For the Periods Ended June 30, 2003 and 2002                                7

Notes to Consolidated Financial Statements                                     8

Item 2 - Management's Discussion and Analysis of Consolidated
           Results of Operations and Financial Condition                      16

Item 3 - Quantitative and Qualitative Disclosures About Market Risk           26

Item 4 - Controls and Procedures                                              28

Part II. Other Information

Item 4 - Submission of Matters to a Vote of Shareholders                      30

Item 6 - Exhibits and Reports on Form 8-K                                     30

Signatures                                                                    32

Part I. Financial Information
Item 1 - Financial Statements

                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets

                                                            June 30,        December 31,      June 30,
($ in thousands-unaudited)                                    2003             2002           2002 (a)
=======================================================================================================
ASSETS
Cash & due from banks, noninterest-bearing                $    25,795           26,733           19,685
Due from banks, interest-bearing                               20,011           30,753           49,067
Federal funds sold                                             18,710           16,167           16,653
                                                          -----------       ----------       ----------
     Total cash and cash equivalents                           64,516           73,653           85,405
                                                          -----------       ----------       ----------

Securities available for sale (costs of $74,539,
     $64,380, and $84,811)                                     76,564           65,779           86,060

Securities held to maturity (fair values of $16,255,
     $15,757, and $14,807)                                     15,305           14,990           14,129

Presold mortgages in process of settlement                      3,526           19,268            3,099

Loans                                                       1,107,997          998,547          969,409
   Less: Allowance for loan losses                            (12,243)         (10,907)         (10,179)
                                                          -----------       ----------       ----------
   Net loans                                                1,095,754          987,640          959,230
                                                          -----------       ----------       ----------

Premises and equipment                                         22,709           22,239           20,568
Accrued interest receivable                                     5,753            5,341            5,980
Intangible assets                                              36,667           25,169           24,451
Other                                                           5,009            4,067            4,117
                                                          -----------       ----------       ----------
        Total assets                                      $ 1,325,803        1,218,146        1,203,039
                                                          ===========       ==========       ==========

LIABILITIES
Deposits: Demand - noninterest-bearing                    $   135,288          112,380          103,436
          Savings, NOW, and money market                      404,479          387,691          367,336
          Time deposits of $100,000 or more                   236,580          199,794          181,811
          Other time deposits                                 375,622          356,092          349,560
                                                          -----------       ----------       ----------
             Total deposits                                 1,151,969        1,055,957        1,002,143
Borrowings                                                     31,000           30,000           70,000
Accrued interest payable                                        2,383            2,466            2,444
Other liabilities                                               5,124            5,738            8,890
                                                          -----------       ----------       ----------
     Total liabilities                                      1,190,476        1,094,161        1,083,477
                                                          -----------       ----------       ----------

SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Issued and outstanding: 9,363,404,
        9,121,630, and 9,120,235 shares                        54,162           48,313           48,860
Retained earnings                                              80,108           74,920           70,044
Accumulated other comprehensive income                          1,057              752              658
                                                          -----------       ----------       ----------
     Total shareholders' equity                               135,327          123,985          119,562
                                                          -----------       ----------       ----------
        Total liabilities and shareholders' equity        $ 1,325,803        1,218,146        1,203,039
                                                          ===========       ==========       ==========

See notes to consolidated financial statements.

(a)   As restated. See Note 2 to Consolidated Financial Statements.

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income

                                                                   Three Months Ended             Six Months Ended
                                                                         June 30,                      June 30,
                                                               --------------------------     ------------------------
($ in thousands, except share data-unaudited)                     2003           2002 (a)       2003          2002 (a)
======================================================================================================================
INTEREST INCOME
Interest and fees on loans                                     $    17,249         16,666        34,258         32,870
Interest on investment securities:
     Taxable interest income                                           911          1,336         1,851          2,741
     Tax-exempt interest income                                        175            186           384            383
Other, principally overnight investments                               222            188           528            476
                                                               -----------      ---------     ---------     ----------
     Total interest income                                          18,557         18,376        37,021         36,470
                                                               -----------      ---------     ---------     ----------

INTEREST EXPENSE
Savings, NOW and money market                                          584            971         1,202          1,892
Time deposits of $100,000 or more                                    1,565          1,714         3,125          3,630
Other time deposits                                                  2,318          3,151         4,785          6,865
Borrowings                                                             416            210           893            460
                                                               -----------      ---------     ---------     ----------
     Total interest expense                                          4,883          6,046        10,005         12,847
                                                               -----------      ---------     ---------     ----------

Net interest income                                                 13,674         12,330        27,016         23,623
Provision for loan losses                                              540            775         1,060          1,215
                                                               -----------      ---------     ---------     ----------
Net interest income after provision
   for loan losses                                                  13,134         11,555        25,956         22,408
                                                               -----------      ---------     ---------     ----------

NONINTEREST INCOME
Service charges on deposit accounts                                  1,927          1,691         3,788          3,286
Other service charges, commissions and fees                            633            574         1,409          1,210
Fees from presold mortgages                                            651            334         1,353            780
Commissions from sales of insurance and financial products             335            178           595            443
Data processing fees                                                    79            100           152            156
Securities gains                                                        --              7            --             27
Other gains (losses)                                                   (23)            17            38             (4)
                                                               -----------      ---------     ---------     ----------
     Total noninterest income                                        3,602          2,901         7,335          5,898
                                                               -----------      ---------     ---------     ----------

NONINTEREST EXPENSES
Salaries                                                             4,312          3,614         8,591          7,307
Employee benefits                                                    1,084            932         2,131          1,852
                                                               -----------      ---------     ---------     ----------
     Total personnel expense                                         5,396          4,546        10,722          9,159
Net occupancy expense                                                  568            523         1,158          1,028
Equipment related expenses                                             637            508         1,269            991
Intangibles amortization                                                46              8            91             16
Other operating expenses                                             2,705          2,478         5,360          4,611
                                                               -----------      ---------     ---------     ----------
     Total noninterest expenses                                      9,352          8,063        18,600         15,805
                                                               -----------      ---------     ---------     ----------

Income before income taxes                                           7,384          6,393        14,691         12,501
Income taxes                                                         2,573          2,232         5,187          4,349
                                                               -----------      ---------     ---------     ----------

NET INCOME                                                     $     4,811          4,161         9,504          8,152
                                                               ===========      =========     =========     ==========

Earnings per share:
     Basic                                                     $      0.51           0.45          1.01           0.89
     Diluted                                                          0.50           0.45          0.99           0.87

Weighted average common shares outstanding:
     Basic                                                       9,390,186      9,152,497     9,375,439      9,151,095
     Diluted                                                     9,563,841      9,344,900     9,552,385      9,340,049

See notes to consolidated financial statements.

(a)   As restated. See Note 2 to Consolidated Financial Statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income

                                                         Three Months Ended       Six Months Ended
                                                               June 30,               June 30,
                                                        --------------------     -------------------
($ in thousands-unaudited)                               2003       2002 (a)      2003      2002 (a)
====================================================================================================
Net income                                              $ 4,811       4,161       9,504       8,152
                                                        -------      ------      ------      ------
Other comprehensive income (loss):
   Unrealized gains (losses) on securities
      available for sale:
      Unrealized holding gains arising
        during the period, pretax                           839       1,307         626         252
            Tax expense                                    (327)       (565)       (244)       (154)
      Reclassification to realized gains                     --          (7)         --         (27)
            Tax expense                                      --           3          --          11
   Adjustment to minimum pension liability:
      Additional pension charge related to unfunded
        pension liability                                    --          --        (127)       (165)
      Tax benefit                                            --          --          50          64
                                                        -------      ------      ------      ------
Other comprehensive income (loss)                           512         738         305         (19)
                                                        -------      ------      ------      ------

Comprehensive income                                    $ 5,323       4,899       9,809       8,133
                                                        =======      ======      ======      ======

See notes to consolidated financial statements.

(a)   As restated. See Note 2 to Consolidated Financial Statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Shareholders' Equity

                                                                                           Accumulated
                                                     Common Stock                             Other            Share-
                                                ----------------------       Retained     Comprehensive       holders'
(In thousands, except per share - unaudited)    Shares         Amount      Earnings (a)   Income (Loss)        Equity
======================================================================================================================
Balances, January 1, 2002                        9,113        $ 50,134        65,915             677           116,726

Net income (as restated (a))                                                   8,152                             8,152
Cash dividends declared ($0.44 per share)                                     (4,023)                           (4,023)
Common stock issued under
     stock option plan                             108             685                                             685
Common stock issued into
     dividend reinvestment plan                     24             565                                             565
Purchases and retirement of common
     stock                                        (125)         (2,906)                                         (2,906)
Tax benefit realized from exercise of
     nonqualified stock options                                    382                                             382
Other comprehensive loss                                                                         (19)              (19)
                                                ------        --------        ------          ------          --------

Balances, June 30, 2002 (as restated (a))        9,120        $ 48,860        70,044             658           119,562
                                                ======        ========        ======          ======          ========

Balances, January 1, 2003                        9,122        $ 48,313        74,920             752           123,985

Net income                                                                     9,504                             9,504
Cash dividends declared ($0.46 per share)                                     (4,316)                           (4,316)
Common stock issued under
     stock option plan                              84             618                                             618
Common stock issued into
     dividend reinvestment plan                     25             620                                             620
Purchases and retirement of common
     stock                                        (201)         (4,971)                                         (4,971)
Common stock issued in acquisition                 333           9,284                                           9,284
Tax benefit realized from exercise of
     nonqualified stock options                                    298                                             298
Other comprehensive income                                                                       305               305
                                                ------        --------        ------          ------          --------

Balances, June 30, 2003                          9,363        $ 54,162        80,108           1,057           135,327
                                                ======        ========        ======          ======          ========

See notes to consolidated financial statements.

(a)   As restated. See Note 2 to Consolidated Financial Statements.

                         First Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                ----------------------
($ in thousands-unaudited)                                                        2003        2002 (a)
======================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $  9,504        8,152
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                     1,060        1,215
     Net security premium amortization                                               145          128
     Loss (gain) on disposal of other real estate                                    (61)           7
     Gain on sale of securities available for sale                                    --          (27)
     Other losses                                                                     23           --
     Gain on sale of loans                                                            --           (3)
     Proceeds from sales of loans                                                     --           42
     Loan fees and costs deferred, net of amortization                                10           98
     Depreciation of premises and equipment                                        1,101          861
     Tax benefit realized from exercise of nonqualified stock options                298          382
     Amortization of intangible assets                                                91           16
     Deferred income tax liability (benefit)                                         668       (1,019)
     Decrease in presold mortgages in process of settlement                       15,742        7,614
     Decrease (increase) in accrued interest receivable                              125         (100)
     Decrease (increase) in other assets                                            (530)       1,642
     Decrease in accrued interest payable                                           (300)      (1,036)
     Decrease in other liabilities                                                (1,498)         (48)
                                                                                --------      -------
          Net cash provided by operating activities                               26,378       17,924
                                                                                --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale                                  (22,356)      (9,095)
     Purchases of securities held to maturity                                       (235)          (1)
     Proceeds from maturities/issuer calls of securities available for sale       22,380       18,611
     Proceeds from maturities/issuer calls of securities held to maturity          2,686        2,212
     Proceeds from sales of securities available for sale                             --        1,010
     Net increase in loans                                                       (62,510)     (80,115)
     Purchases of premises and equipment                                            (815)      (3,139)
     Net cash paid in acquisitions                                                (2,820)          --
                                                                                --------      -------
          Net cash used by investing activities                                  (63,670)     (70,517)
                                                                                --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                     37,151        1,862
     Proceeds from (repayments of) borrowings, net                                (1,000)      55,000
     Cash dividends paid                                                          (4,263)      (4,023)
     Proceeds from issuance of common stock                                        1,238        1,250
     Purchases and retirement of common stock                                     (4,971)      (2,906)
                                                                                --------      -------
          Net cash provided by financing activities                               28,155       51,183
                                                                                --------      -------

DECREASE IN CASH AND CASH EQUIVALENTS                                             (9,137)      (1,410)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    73,653       86,815
                                                                                --------      -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 64,516       85,405
                                                                                ========      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                   $ 10,305       13,883
     Income taxes                                                                  4,863        4,553
Non-cash transactions:
     Unrealized gain on securities available for sale, net of taxes                  382           82
     Foreclosed loans transferred to other real estate                               291          455
     Premises and equipment transferred to other real estate                          --          228
     Common stock issued in acquisition                                            9,284           --

See notes to consolidated financial statements.

(a)   As restated. See Note 2 to Consolidated Financial Statements.

                         First Bancorp and Subsidiaries
                   Notes To Consolidated Financial Statements

(unaudited)       For the Periods Ended June 30, 2003 and 2002
================================================================================

Note 1 - Basis of Presentation

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of June 30, 2003 and 2002 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 2003 and 2002. Reference is made to the 2002 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements as of and for the period ended June 30, 2002 have been restated from their originally reported amounts in accordance with the requirements of the adoption of a new accounting standard - see Note 2 below.

Note 2 - Newly Adopted Accounting Policies

      In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" (Statement 147), which addressed the financial accounting and reporting for the acquisition of all or part of a financial institution. This standard removed certain acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Bank or Thrift Institutions" (Statement 72). This statement required financial institutions to reclassify goodwill arising from a qualified business acquisition from Statement 72 goodwill to goodwill subject to the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" (Statement 142). The reclassified goodwill is no longer amortized but is subject to an annual impairment test, pursuant to Statement 142. The Company adopted Statement 147 in the fourth quarter of 2002, but effective as of January 1, 2002. Statement 147 required the Company to retroactively restate its previously issued 2002 interim consolidated financial statements to reverse reclassified Statement 72 goodwill amortization expense recorded in the first three quarters of the 2002 fiscal year. Accordingly, $356,000 and $712,000 in amortization expense that had been recorded for the three and six month periods ended June 30, 2002, respectively, was retroactively reversed by reducing the amortization expense recognized during those periods and increasing intangible assets by the aforementioned amounts. The associated income tax expense recorded related to the reversal of amortization expense amounted to $125,000 and $250,000 for the three and six month periods ended June 30, 2002, respectively, resulting in net income increasing by $231,000 (or $0.02 per diluted share) for the three months ended June 30, 2002 from its originally reported amount and net income increasing by $462,000 (or $0.05 per diluted share) for the six months ended June 30, 2002 from its originally reported amount.

      In November 2002, the FASB issued Financial Interpretation No. 45 (FIN
45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. The disclosure requirements were effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions were effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. The Company issues standby letters of credit whereby the Company guarantees performance if a specified triggering event or condition occurs, primarily nonpayment by the Company's customer to their supplier. The standby letters of credit are generally for terms of one year, at which time they may be renewed for another year if both parties agree. At June 30, 2003, the Company had $2,528,000.

in standby letters of credit outstanding. The adoption of the recognition and measurement provisions of FIN 45 was immaterial to the Company.

      In January 2003, the FASB issued Financial Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 addresses the consolidation by business enterprises of certain variable interest entities. The provisions of this interpretation became effective for the Company on January 31, 2003. The adoption of FIN 46 did not have an impact on the Company's financial position or results of operations.

      In June 2002 the FASB issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not anticipate the implementation of this statement to have a material impact on the Company's consolidated financial statements.

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

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (Statement 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under Statement of Financial Accounting Standards No. 133. Adoption of Statement 149 on July 1, 2003 did not have a material effect on the Company's consolidated financial statements.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (Statement 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Adoption of Statement 150 on July 1, 2003 did not have a material effect on the Company's consolidated financial statements.



Note 3 - Reclassifications

      Certain amounts reported in the period ended June 30, 2002 have been reclassified to conform with the presentation for June 30, 2003. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 - Stock Option Plans

      At June 30, 2003, the Company has six stock-based employee compensation plans, five of which were assumed in acquisitions. The Company accounts for each plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                            Three Months Ended June 30,     Six Months Ended June 30,
                                                            ---------------------------     -------------------------
      (In thousands except per share data)                       2003           2002           2003           2002
                                                              ---------      ---------      ---------      ---------
      Net income, as reported                                 $   4,811          4,161          9,504          8,152
      Deduct: Total stock-based employee compensation
         expense determined under fair value based method
         for all awards, net of related tax effects                (159)          (129)          (210)          (169)
                                                              ---------      ---------      ---------      ---------
      Pro forma net income                                    $   4,652          4,032          9,294          7,983
                                                              =========      =========      =========      =========

      Earnings per share:  Basic - As reported                $    0.51           0.45           1.01           0.89
                           Basic - Pro forma                       0.50           0.44           0.99           0.87

                           Diluted - As reported                   0.50           0.45           0.99           0.87
                           Diluted - Pro forma                     0.49           0.43           0.97           0.85

Note 5 - Earnings Per Share

      Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share includes the potentially dilutive effects of the Company's stock option plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                     For the Three Months Ended June 30,
                                   ------------------------------------------------------------------------
                                                 2003                                  2002
                                   ----------------------------------   -----------------------------------
                                   Income       Shares                   Income       Shares
($ in thousands except per         (Numer-      (Denom-     Per Share   (Numer-       (Denom-     Per Share
   share amounts)                   ator)       inator)       Amount      ator)       inator)       Amount
-----------------------------      -------     ---------    ---------   -------      ---------    ---------
Basic EPS
  Net income                       $4,811      9,390,186      $0.51      $4,161      9,152,497      $0.45
                                                              =====                                 =====

Effect of Dilutive Securities          --        173,655                     --        192,403
                                   ------      ---------                 ------      ---------

Diluted EPS                        $4,811      9,563,841      $0.50      $4,161      9,344,900      $0.45
                                   ======      =========      =====      ======      =========      =====

                                                      For the Six Months Ended June 30,
                                   ------------------------------------------------------------------------
                                                 2003                                  2002
                                   ----------------------------------   -----------------------------------
                                   Income       Shares                   Income       Shares
($ in thousands except per         (Numer-      (Denom-     Per Share   (Numer-       (Denom-     Per Share
   share amounts)                   ator)       inator)       Amount      ator)       inator)       Amount
-----------------------------      -------     ---------    ---------   -------      ---------    ---------
Basic EPS
  Net income                       $9,504      9,375,439      $1.01      $8,152      9,151,095      $0.89
                                                              =====                                 =====

Effect of Dilutive Securities          --        176,946                     --        188,954
                                   ------      ---------                 ------      ---------

Diluted EPS                        $9,504      9,552,385      $0.99      $8,152      9,340,049      $0.87
                                   ======      =========      =====      ======      =========      =====

      For the three months ended June 30, 2003, there were options of 21,000 that were antidilutive since the exercise price exceeded the average market price for the period. For the three months ended June 30, 2002, there were no antidilutive options, as exercise prices for all options were equal to or less than the average market price for the period. For the six months ended June 30, 2003 and 2002, there were options of 21,000 and 24,000, respectively, that were antidilutive since the exercise price exceeded the average market price for the period. Antidilutive options have been omitted from the calculation of diluted earnings per share for the respective periods.

Note 6 - Asset Quality Information

      Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. Nonperforming assets are summarized as follows:

                                                             June 30,   December 31,    June 30,
      ($ in thousands)                                         2003         2002         2002
      ==========================================================================================
      Nonperforming loans:
         Nonaccrual loans                                     $3,741        2,976        2,755
         Restructured loans                                       22           41           77
         Accruing loans > 90 days past due                        --           --           --
                                                              ------        -----        -----
      Total nonperforming loans                                3,763        3,017        2,832
      Other real estate                                        1,174        1,384        1,264
                                                              ------        -----        -----

      Total nonperforming assets                              $4,937        4,401        4,096
                                                              ======        =====        =====

      Nonperforming loans to total loans                        0.34%        0.30%        0.29%
      Nonperforming assets as a percentage of loans and
         other real estate                                      0.45%        0.44%        0.42%
      Nonperforming assets to total assets                      0.37%        0.36%        0.34%
      Allowance for loan losses to total loans                  1.10%        1.09%        1.05%

================================================================================

Note 7 - Deferred Loan Fees

      Loans are shown on the Consolidated Balance Sheets net of net deferred loan fees of approximately $712,000, $702,000, and $756,000 at June 30, 2003,
December 31, 2002, and June 30, 2002, respectively.

Note 8 - Goodwill and Other Intangible Assets

      The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of June 30, 2003, December 31, 2002, and June 30, 2002 and the carrying amount of unamortized intangible assets as of those same dates. The amounts shown for June 30, 2002 include the effects of the restatement of the interim financial statements in 2002 that is discussed in Note 2 above.

                                            June 30, 2003               December 31, 2002               June 30, 2002
                                    ----------------------------  -----------------------------  -----------------------------
                                    Gross Carrying  Accumulated   Gross Carrying   Accumulated   Gross Carrying   Accumulated
($ in thousands)                         Amount     Amortization      Amount       Amortization      Amount       Amortization
------------------------------      --------------  ------------  --------------   ------------  --------------   ------------
Amortized intangible assets:
   Customer lists                       $   394           39             243             23             243             16
   Noncompete agreements                     50           12              --             --              --             --
   Core deposit premiums                  1,106          324             335            261             335            254
                                        -------          ---          ------            ---          ------            ---
        Total                           $ 1,550          375             578            284             578            270
                                        =======          ===          ======            ===          ======            ===

Unamortized intangible assets:
   Goodwill                             $35,399                       24,658                         23,926
                                        =======                       ======                         ======
   Pension                              $    93                          217                            217
                                        =======                       ======                         ======

      Amortization expense totaled $46,000 and $8,000 for the three months ended June 30, 2003 and 2002, respectively. Amortization expense totaled $91,000 and $16,000 for the six months ended June 30, 2003 and 2002, respectively.

      The following table presents the estimated amortization expense for each of the five calendar years ending December 31, 2007 and the estimated amount amortizable thereafter and includes the amortization expense associated with the 2003 acquisitions discussed in Note 10 below. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

                                                    Estimated Amortization
                       (Dollars in thousands)              Expense
                       ----------------------       ----------------------
                                2003                        $  183
                                2004                           165
                                2005                           122
                                2006                           107
                                2007                           106
                             Thereafter                        583
                                                            ------
                                  Total                     $1,266
                                                            ======

Note 9. Accumulated Other Comprehensive Income

      Shareholders' equity includes a line item entitled "Accumulated Other Comprehensive Income," which is comprised of the following components:

                                                           June 30,     December 31,     June 30,
                                                             2003           2002           2002
                                                           -------      ------------     -------
Unrealized gain on securities available for sale           $ 2,025          1,399        $ 1,249
     Deferred tax liability                                   (790)          (546)          (490)
                                                           -------        -------        -------
Net unrealized gain on securities available for sale         1,235            853            759
                                                           -------        -------        -------

Additional minimum pension liability                          (292)          (165)          (165)
     Deferred tax asset                                        114             64             64
                                                           -------        -------        -------
Net additional minimum pension liability                      (178)          (101)          (101)
                                                           -------        -------        -------

Total accumulated other comprehensive income               $ 1,057            752            658
                                                           =======        =======        =======

Note 10 - Completed Acquisitions

      The Company completed the following acquisitions during 2003. The results of each acquired company are included in First Bancorp's results for the period ended June 30, 2003 beginning on their respective acquisition dates.

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

  Type of Intangible Asset          Allocated Amount      Amortization Period
-----------------------------       ----------------   -------------------------
Value of Noncompete Agreement           $ 50,000       Two years - straight-line
Value of Customer List                   151,000       Ten years - straight-line
Goodwill                                 343,000       Not applicable
                                        --------
Total Intangible Assets                 $544,000
                                        ========

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

                                                         As                Fair                As
      ($ in thousands)                              Recorded by            Value           Recorded by
                                                        CCB             Adjustments       First Bancorp
                                                    -----------         -----------       -------------
      Assets
      Cash and cash equivalents                       $  7,048               --                7,048
      Securities                                        12,995               99 (a)           13,094
      Loans, gross                                      47,716               --               47,716
      Allowance for loan losses                           (751)              --                 (751)
      Premises and equipment                               799              (45)(b)              754
      Other - Identifiable intangible asset                 --              771 (c)              771
      Other                                              1,697             (243)(d)            1,454
                                                      --------          -------             --------
         Total                                          69,504              582               70,086
                                                      --------          -------             --------

      Liabilities
      Deposits                                        $ 58,861               --               58,861
      Borrowings                                         2,000              115 (e)            2,115
      Other                                                722              (88)(f)              634
                                                      --------          -------             --------
         Total                                          61,583               27               61,610
                                                      --------          -------             --------

      Net identifiable assets acquired                                                         8,476

      Total cost of acquisition
         Cash                                                           $ 8,322
         Value of stock issued                                            8,395
         Value of assumed options                                           889
         Direct costs of acquisition                                      1,268
                                                                        -------
             Total cost of acquisition                                                        18,874
                                                                                            --------

      Goodwill recorded through June 30, 2003                                               $ 10,398
                                                                                            ========

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

      The following unaudited pro forma financial information presents the combined results of the Company and CCB as if the acquisition had occurred as of January 1, 2002, after giving effect to certain adjustments, including amortization of the core deposit intangible, an assumed cost of funds related to the cash paid of 6%, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and CCB constituted a single entity during such period. Because the acquisition occurred just 15 days into the six month period ended June 30, 2003, the actual results of operation for the three and six months ended June 30, 2003 do not differ materially from pro forma results, and thus pro forma results have not been presented.

                                             Three Months Ended       Six Months Ended
      ($ in thousands, except share data)       June 30, 2002          June 30, 2002
                                             ------------------       ----------------
      Net interest income                          $13,040                24,997
      Noninterest income                             3,082                 6,259
      Net income                                     4,375                 8,575
      Earnings per share
           Basic                                      0.46                  0.90
           Diluted                                    0.45                  0.88

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

      For further discussion, see "SUMMARY OF LOAN LOSS EXPERIENCE" below.

CURRENT ACCOUNTING MATTERS

      See Note 2 to the Consolidated Financial Statements above.

RESULTS OF OPERATIONS

OVERVIEW

      In the discussion below and the financial statements above, amounts as of and for the three and six month periods ended June 30, 2002 have been restated from their originally reported amounts in accordance with the adoption of a new accounting standard - see Note 2 to the consolidated financial statements above.

      Net income for the three months ended June 30, 2003 was $4,811,000, or $0.50 per diluted share, an 11.1% increase in diluted earnings per share over the net income of $4,161,000, or $0.45 per diluted share, recorded in the second quarter of 2002. Net income for the six months ended June 30, 2003 amounted to $9,504,000, or $0.99 per diluted share, a 13.8% increase in diluted earnings per share over the net income of $8,152,000, or $0.87 per diluted share, reported for the six months ended June 30, 2002.

      The increase in the Company's earnings in 2003 compared to 2002 was primarily due to the Company's overall growth, which resulted in increases in net interest income and noninterest income, the positive benefits of which were partially offset by higher operating expenses. The Company's net interest margin did not vary significantly for the three or six month periods ended June 30, 2003 compared to the same periods in 2002, while the provisions for loan losses recorded by the Company for the three and six months ended June 30, 2003 were slightly less than the comparable periods in 2002, due primarily to lower loan growth experienced.

      The Company's asset quality ratios have remained sound in 2003. For the three and six months ended June 30, 2003, annualized net charge-offs as a percentage of average loans amounted to 7 basis points and 9 basis points, respectively, compared to 14 basis points and 9 basis points for the comparable periods in 2002. The Company's nonperforming assets to total assets ratio of 0.37% at June 30, 2003 is slightly higher than the same ratio of 0.34% a year earlier, but remains significantly lower than a March 31, 2003 North Carolina state bank average of 0.71%.

      The Company's annualized return on average assets for the second quarter of 2003 was 1.47% compared to 1.45% for the second quarter of 2002. The Company's annualized return on average assets for the six months ended June 30, 2003 was 1.48% compared to 1.43% for the first half of 2002.

      The Company's annualized return on average equity for the second quarter of 2003 was 14.15% compared to 13.89% for the second quarter of 2002. The Company's annualized return on average equity for the six months ended June 30, 2003 was 14.20% compared to 13.76% for the first half of 2002.

      As discussed in the next two paragraphs, the Company has completed two acquisitions in 2003. The results of each acquired company are included in First Bancorp's 2003 results beginning on their respective acquisition dates.

      On January 2, 2003, the Company completed the acquisition of Uwharrie Insurance Group (Uwharrie Insurance), a property and casualty insurance agency located in Troy, with eight employees and approximately 5,000 customers in Montgomery and neighboring counties. Uwharrie Insurance was merged with the Company's existing insurance subsidiary, First Bank Insurance Services, Inc.

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

COMPONENTS OF EARNINGS

      Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three and six month periods ended June 30, 2003 amounted to $13,674,000 and $27,016,000, respectively, increases of $1,344,000 and
$3,393,000, or 10.9% and 14.4%, over the amounts of $12,330,000 and $23,623,000 recorded in the same three and six month periods in 2002, respectively.

     There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and
2) the Company's net interest margin. For the three and six months ended June 30, 2003, growth in loans and deposits was the primary factor that increased net interest income, as the Company's net interest margin did not vary significantly for the three or six month periods ended June 30, 2003 compared to the same periods in 2002.

                                                              For the Three Months Ended June 30,
                                          --------------------------------------------------------------------------
                                                          2003                                  2002
                                          -----------------------------------     ----------------------------------
                                                                    Interest                                Interest
                                            Average      Average     Earned         Average     Average      Earned
($ in thousands)                            Volume        Rate       or Paid        Volume        Rate       or Paid
                                          ----------     -------    ---------     ----------    -------     --------
Assets
Loans (1)                                 $1,087,932      6.36%      $17,249      $  946,279      7.06%      $16,666
Taxable securities                            74,961      4.87%          911          88,245      6.07%        1,336
Non-taxable securities (2)                    15,085      8.19%          308          15,294      8.44%          322
Short-term investments,
  principally federal funds                   44,470      2.00%          222          30,259      2.49%          188
                                          ----------                 -------      ----------                 -------
Total interest-earning assets              1,222,448      6.13%       18,690       1,080,077      6.87%       18,512
                                                                     -------                                 -------

Liabilities
Savings, NOW and money
  market deposits                         $  403,078      0.58%      $   584      $  370,585      1.05%      $   971
Time deposits >$100,000                      234,219      2.68%        1,565         180,237      3.81%        1,714
Other time deposits                          377,595      2.46%        2,318         351,022      3.60%        3,151
                                          ----------                 -------      ----------                 -------
     Total interest-bearing deposits       1,014,892      1.77%        4,467         901,844      2.60%        5,836
Borrowings                                    32,874      5.08%          416          14,944      5.64%          210
                                          ----------                 -------      ----------                 -------
Total interest-bearing liabilities         1,047,766      1.87%        4,883         916,788      2.65%        6,046
                                                                     -------                                 -------
Non-interest-bearing deposits                125,418                                 103,042
Net yield on interest-earning
  assets and  net interest income                         4.53%      $13,807                      4.63%      $12,466
                                                                     =======                                 =======
Interest rate spread                                      4.26%                                   4.22%

Average prime rate                                        4.23%                                   4.75%
--------------------------------------------------------------------------------------------------------------------

(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2) Includes tax-equivalent adjustments of $133,000 and $136,000 in 2003 and 2002, respectively, to reflect the tax benefit that the Company receives related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 35% tax rate and is reduced by the related nondeductible portion of interest expense.

                                                               For the Six Months Ended June 30,
                                          --------------------------------------------------------------------------
                                                          2003                                  2002
                                          -----------------------------------     ----------------------------------
                                                                    Interest                                Interest
                                            Average      Average     Earned         Average     Average      Earned
($ in thousands)                            Volume        Rate       or Paid        Volume        Rate       or Paid
                                          ----------     -------    ---------     ----------    -------     --------
Assets
Loans (1)                                 $1,068,857      6.46%      $34,258      $  924,781      7.17%      $32,870
Taxable securities                            74,434      5.01%        1,851          90,742      6.09%        2,741
Non-taxable securities (2)                    15,412      8.61%          658          15,712      8.47%          660
Short-term investments,
    principally federal funds                 48,740      2.18%          528          40,156      2.39%          476
                                          ----------                 -------      ----------                 -------
Total interest-earning assets              1,207,443      6.23%       37,295       1,071,391      6.92%       36,747
                                                                     -------                                 -------

Liabilities
Savings, NOW and money
     market deposits                      $  399,625      0.61%      $ 1,202      $  362,467      1.05%      $ 1,892
Time deposits >$100,000                      226,198      2.79%        3,125         183,447      3.99%        3,630
Other time deposits                          376,310      2.56%        4,785         354,175      3.91%        6,865
                                          ----------                 -------      ----------                 -------
     Total interest-bearing deposits       1,002,133      1.83%        9,112         900,089      2.78%       12,387
Borrowings                                    32,692      5.51%          893          14,972      6.20%          460
                                          ----------                 -------      ----------                 -------
Total interest-bearing liabilities         1,034,825      1.95%       10,005         915,061      2.83%       12,847
                                                                     -------                                 -------
Non-interest-bearing deposits                120,688                                  99,972
Net yield on interest-earning
  assets and  net interest income                         4.56%      $27,290                      4.50%      $23,900
                                                                     =======                                 =======
Interest rate spread                                      4.28%                                   4.09%

Average prime rate                                        4.25%                                   4.75%
--------------------------------------------------------------------------------------------------------------------

(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2) Includes tax-equivalent adjustments of $274,000 and $277,000 in 2003 and 2002, respectively, to reflect the tax benefit that the Company receives related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 35% tax rate and is reduced by the related nondeductible portion of interest expense.

      Average loans outstanding for the second quarter of 2003 were $1.088 billion, which was 15.0% higher than the average loans outstanding for the second quarter of 2002 ($946 million). Average loans outstanding for the six months ended June 30, 2003 were $1.069 billion, which was 15.6% higher than the average loans outstanding for the six months ended June 30, 2002 ($925 million).

      Average deposits outstanding for the second quarter of 2003 were $1.140 billion, which was 13.5% higher than the average deposits outstanding for the second quarter of 2002 ($1.005 billion). Average deposits outstanding for the six months ended June 30, 2003 were $1.123 billion, which was 12.3% higher than the average deposits outstanding for the six months ended June 30, 2002 ($1.000 billion).

      See additional discussion regarding the nature of the growth in loans and deposits in the section entitled "Financial Condition" below. The effect of the higher amounts of average loans and deposits was to increase net interest income in 2003.

      The net interest margin (tax equivalent net interest income divided by average earning assets) did not vary significantly when comparing the three and six months ended June 30, 2003 to the comparable periods in 2002. The net interest margin for the second quarter of 2003 was 4.53% compared to 4.63% in the second quarter of 2002, while the net interest margin for the six months ended June 30, 2003 was 4.56% compared to 4.50% for the six months ended June 30, 2002. See additional discussion regarding the Company's net interest margin in Item 3 below entitled - INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK).

      The provision for loan losses for the second quarter of 2003 was $540,000, $235,000 less than the $775,000 recorded in the second quarter of 2002. For the six months ended June 30, 2003, the provision for loan losses was $1,060,000 compared to $1,215,000 for the six months ended June 30, 2002. The decreases in the provision for loan losses in 2003 have primarily been a result of lower loan growth. Net internal loan growth ("internal loan growth" excludes loans assumed in acquisitions for which preestablished reserves have been recorded) for the second quarter of 2003 amounted to $36.6 million compared to $45.3 million in the second quarter of 2002. Net internal loan growth for first six months of 2003 amounted to $61.7 million compared to $79.1 million in the first half of 2002. Asset quality ratios have remained fairly stable in 2003 compared to 2002.

      Noninterest income for the three and six month periods ended June 30, 2003 amounted to $3,602,000 and $7,335,000, respectively, increases of 24.2% and 24.4% over the amounts recorded in the same three and six month periods in 2002.

      The primary factors affecting the increase in noninterest income were -1) internal growth in the Company's business - for the twelve months ended June 30, 2003, excluding the Company's CCB acquisition, loans increased 9% and deposits increased 8%, which have provided the Company with fee income opportunities, 2) the CCB acquisition - CCB has contributed approximately $180,000 in each of the first two quarters of 2003 in noninterest income (primarily service charges on deposit accounts), and 3) as a result of the high refinancing activity driven by the very low interest rate environment, fees that the Company earns from mortgage loans presold into the secondary market increased by $317,000 and $573,000, or 95% and 74%, for the three and six months ended June 30, 2003, respectively, versus the comparable periods in 2002. The Company believes that the rise in mortgage loan interest rates since June 30, 2003 will likely have a negative impact on the amount of fees from presold mortgages received by the Company.

      Also contributing to the increases in noninterest income in 2003 were higher amounts of commissions from sales of insurance and financial products. This line item includes commissions the Company receives from three sources - 1) sales of credit insurance associated with new loans, 2) commissions from the sales of investment, annuity, and long-term care insurance products, and 3) commissions from the sale of property and casualty insurance. The following table presents these components for the three month and six month periods ended June 30, 2003 compared to the same periods in 2002:

                                   Three Months Ended June 30,             Six Months Ended June 30,
                                ---------------------------------      ---------------------------------
($ in thousands)                                  $          %                           $          %
                                2003     2002   Change     Change      2003     2002   Change     Change
                                ----     ----   ------     ------      ----     ----   ------     ------
Commissions earned from:
Sales of credit insurance       $ 70      72       (2)      (2.8)%     $148     239      (91)     (38.1)%
Sales of investments,
   annuities, and long term
   care insurance                100      54       46       85.2%       122     112       10        8.9%
Sales of property and
   casualty insurance            165      52      113      217.3%       325      92      233      253.3%
                                ----     ---     ----      -----       ----     ---     ----      -----
    Total                       $335     178      157       88.2%      $595     443      152       34.3%
                                ====     ===     ====      =====       ====     ===     ====      =====

      The decrease in commissions earned from sales from credit insurance for the six months ended June 30, 2003 is primarily related to an approximately $70,000 decrease in the "experience bonus" that is received annually in the first quarter of each year from the insurance companies that the Company acts as an agent for. The experience bonus can fluctuate depending on the actual loss experience that the insurance companies experience related to the Company's customers. The increase in commissions from sales of investments, annuities, and long term care insurance for both the three and six month periods in 2003 compared to 2002 is primarily due to the hiring of an additional staff person in this area. The increase in commissions earned from sales of property and casualty insurance is primarily due to the acquisition of Uwharrie Insurance, which was effective on January 2, 2003 - see Note 10 to the consolidated financial statements above.

      Noninterest expenses for the three and six months ended June 30, 2003 amounted to $9,352,000 and $18,600,000, respectively, increases of 16.0% and 17.7% from the amounts recorded in the same three and six month periods in 2002. The increase in noninterest expenses occurred in all categories and is associated with the overall growth of the Company in terms of branch network, employees and customer base. The acquisitions of Uwharrie Insurance and CCB have resulted in incremental noninterest expense of approximately $600,000 per quarter. In addition to the overall growth experienced, the Company made significant technology investments in mid-2002, including check imaging technology (which was introduced in July 2002) and a company-wide computer network that increased equipment depreciation expense.

      The provision for income taxes was $2,573,000 in the second quarter of 2003 compared to $2,232,000 in the second quarter of 2002, an increase of 15.3%. The provision for income taxes for the six months ended June 30, 2003 amounted to $5,187,000 compared to $4,349,000 for the first half of 2002. The effective tax rates did not vary significantly among the periods presented, amounting to approximately 35% in each period. In the normal course of business, the Company carries out various tax planning initiatives in order to control its effective tax rate.

FINANCIAL CONDITION

      Total assets at June 30, 2003 amounted to $1.33 billion, 10.2% higher than a year earlier. Total loans at June 30, 2003 amounted to $1.11 billion, a 14.3% increase from a year earlier, and total deposits amounted to $1.15 billion at June 30, 2003, a 15.0% increase from a year earlier. A significant portion of the Company's growth from a year ago is due to the Company's January 2003 acquisition of CCB, and to a lesser degree the Company's purchase of a bank branch in Broadway, North Carolina in October 2002. As of their respective acquisition dates, CCB had total assets of $70.2 million, with loans of $47.7 million and deposits of $58.9 million, while the Broadway branch had $3.1 million in loans and $8.4 million in deposits.

      The following tables present information regarding the nature of the Company's growth since June 30, 2002.

                                  Balance at                                     Balance at       Total      Percentage growth,
       July 1, 2002 to            beginning        Internal      Growth from       end of       percentage       excluding
        June 30, 2003             of period         Growth       Acquisitions      period         growth        acquisitions
------------------------------    ----------       --------      ------------    ----------     ----------   ------------------
                                                                         ($ in thousands)
Loans                             $  969,409         87,789         50,799        1,107,997        14.3%             9.1%
                                  ==========        =======         ======        =========        ====             ====

Deposits - Noninterest bearing    $  103,436         21,425         10,427          135,288        30.8%            20.7%
Deposits - Savings, NOW, and
      Money Market                   367,336         18,886         18,257          404,479        10.1%             5.1%
Deposits - Time>$100,000             181,811         42,203         12,566          236,580        30.1%            23.2%
Deposits - Time<$100,000             349,560             10         26,052          375,622         7.5%             0.0%
                                  ----------        -------         ------        ---------        ----             ----
   Total deposits                 $1,002,143         82,524         67,302        1,151,969        15.0%             8.2%
                                  ==========        =======         ======        =========        ====             ====

     January 1, 2003 to
        June 30, 2003
------------------------------
Loans                             $  998,547         61,734         47,716        1,107,997        11.0%             6.2%
                                  ==========        =======         ======        =========        ====             ====

Deposits - Noninterest bearing    $  112,380         14,131          8,777          135,288        20.4%            12.6%
Deposits - Savings, NOW, and
      Money Market                   387,691          1,853         14,935          404,479         4.3%             0.5%
Deposits - Time>$100,000             199,794         24,220         12,566          236,580        18.4%            12.1%
Deposits - Time<$100,000             356,092         (3,053)        22,583          375,622         5.5%            (0.9%)
                                  ----------        -------         ------        ---------        ----             ----
   Total deposits                 $1,055,957         37,151         58,861        1,151,969         9.1%             3.5%
                                  ==========        =======         ======        =========        ====             ====

      As can be seen in the first table, over the past twelve months the Company's internal growth rates for loans and deposits were 9.1% and 8.2% respectively, with the growth assumed in acquisitions increasing the overall growth in loans to 14.3% and deposits to 15.0%. As can be seen in the second table, the Company experienced steady internal growth of 6.2% in loans (12.4% annualized) and 3.5% in deposits (7.0% annualized) during the first half of 2003. The CCB acquisition increased overall loan and deposit growth by 5%-6%. The deposit categories of noninterest-bearing demand deposits and time deposits greater than $100,000 have experienced the highest percentage increases in internal growth during the periods shown.

NONPERFORMING ASSETS

      Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. Nonperforming assets are summarized as follows:

                                                          June 30,     December 31,    June 30,
      ($ in thousands)                                      2003          2002          2002
      =========================================================================================
      Nonperforming loans:
         Nonaccrual loans                                  $3,741         2,976         2,755
         Restructured loans                                    22            41            77
         Accruing loans > 90 days past due                     --            --            --
                                                           ------         -----         -----
      Total nonperforming loans                             3,763         3,017         2,832
      Other real estate                                     1,174         1,384         1,264
                                                           ------         -----         -----

      Total nonperforming assets                           $4,937         4,401         4,096
                                                           ======         =====         =====

      Nonperforming loans to total loans                     0.34%         0.30%         0.29%
      Nonperforming assets as a percentage of loans
         and other real estate                               0.45%         0.44%         0.42%
      Nonperforming assets to total assets                   0.37%         0.36%         0.34%
      Allowance for loan losses to total loans               1.10%         1.09%         1.05%

      Management has reviewed the collateral for the nonperforming assets, including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

      The level of nonaccrual loans has increased in 2003, amounting to $3.7 million at June 30, 2003, compared to $3.0 million at December 31, 2002 and $2.8 million at June 30, 2002. The primary reason for the increase is due to the Company placing four loans on nonaccrual status during the second quarter of 2003, each with an outstanding balance of between $110,000 and $340,000. Each loan is secured by a single family residence, and the Company does not anticipate significant losses on any of the loans.

      The Company continues to have one large credit that was on nonaccrual basis as of each of the three dates presented. The nonaccrual balance of this credit amounted to $750,000, $1.0 million, and $1.4 million as of June 30, 2003, December 31, 2002, and June 30, 2002, respectively. The borrower of this credit, which is secured by real estate, has liquidity problems. During the last six months of 2002, the borrower sold several pieces of the real estate collateral that provided $400,000 in paydowns, resulting in the $1.0 million outstanding balance at December 31, 2002. At December 31, 2002, the Company had accepted a nonbinding proposal from a third party that would result in the receipt of approximately $750,000 of the $1.0 million outstanding in 2003, with the remaining $250,000 to be charged-off by the Company. At December 31, 2002, the Company had a specific impaired loan valuation allowance of $250,000 assigned to this relationship. During the first quarter of 2003, because of the increasing likelihood that the terms of the nonbinding proposal would occur, the Company charged-off the $250,000 specific reserve that had been established, resulting in the $750,000 balance for this credit at June 30, 2003. The Company had expected that the $750,000 payment would be received by June 30, 2003, but it has not occurred due to the time it has taken the third party to legally structure the transaction in accordance with their intent.

      The recorded investment in loans considered to be impaired under FASB Statement No. 114 did not vary significantly among the periods presented, amounting to $1,718,000, $1,431,000, and $1,554,000 at June 30, 2003, December
31, 2002, and June 30, 2002, respectively, all of which were on nonaccrual status. A significant portion of the impaired loans for each of the three periods presented is the same credit noted above that is on nonaccrual status. At June 30, 2003, December 31, 2002, and June 30, 2002, the related allowance for loan losses for all impaired loans was $289,000 (seven of the nine impaired loans totaling $962,000 at June 30, 2003 had an assigned valuation allowance), $290,000 (related to three of the four impaired loans with a total balance of $1,269,000), and $50,000 (related to two loans with a balance of $1,221,000, with the remainder of impaired loans having no valuation allowance), respectively. As noted above, in the first quarter of 2003, the Company charged-off $250,000 related to the nonaccrual/impaired loan discussed above that had a specific reserve of $250,000 at December 31, 2002. Excluding that loan, specific reserves related to impaired loans increased from $40,000 at December 31, 2002 to $289,000 at June 30, 2003. The average recorded investments in impaired loans during the six month period ended June 30, 2003, the year ended December 31, 2002, and the six months ended June 30, 2002 were approximately $1,643,000, $1,882,000, and $2,105,000, respectively. For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

      As of June 30, 2003, December 31, 2002 and June 30, 2002, the amount of the Company's other real estate did not vary significantly, amounting to $1,174,000, $1,384,000, and $1,264,000, respectively, which consisted principally of several parcels of real estate. The Company's management has reviewed recent appraisals of its other real estate and believes that their fair values, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

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

      The provision for loan losses for the second quarter of 2003 was $540,000, $235,000 less than the $775,000 recorded in the second quarter of 2002. For the six months ended June 30, 2003, the provision for loan losses was $1,060,000 compared to $1,215,000 for the six months ended June 30, 2002. The decreases in the provision for loan losses in 2003 have primarily been a result of lower loan growth. Net internal loan growth ("internal loan growth" excludes loans assumed in acquisitions for which preestablished reserves have been recorded) for the second quarter of 2003 amounted to $36.6 million compared to $45.3 million in the second quarter of 2002. Net internal loan growth for first six months of 2003 amounted to $61.7 million compared to $79.1 million in the first half of 2002. Asset quality ratios have remained fairly stable in 2003 compared to 2002.

      At June 30, 2003, the allowance for loan losses amounted to $12,243,000, compared to $10,907,000 at December 31, 2002 and $10,179,000 at June 30, 2002.
The allowance for loan losses was 1.10%, 1.09% and 1.05% of total loans as of June 30, 2003, December 31, 2002, and June 30, 2002, respectively. The slight increase in the allowance for loan losses since December 31, 2002 is primarily the result of the CCB acquisition (see Note 10 to the Consolidated Financial Statements for a description of recently completed acquisitions). At the time of the acquisition, CCB's allowance for loan losses amounted to 1.57% of gross loans. The increase in the allowance percentage from June 30, 2002 was also caused by a slight shift in the composition of the Company's loan portfolio from residential mortgage loans to commercial loans - commercial loans carry a higher reserve percentage in the Company's allowance for loan loss model than do residential mortgage loans. The slight shift from residential mortgage loans to commercial loans has been intentional. Two of the Company's recent bank acquisitions (First Savings Bancorp in September 2000 and Century Bancorp in May
2001) had loan portfolios that were highly concentrated in residential mortgage loans. As many of those loans have refinanced at lower rates over the past 12 months, the Company chose to sell the refinanced loans in the secondary market instead of holding them in the Company's loan portfolio. This strategy was implemented in an effort to shift the Company's loan portfolio to having a higher percentage of commercial loans, which are generally shorter term in nature and have higher interest rates.

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

                                                                            Six Months           Year            Six Months
                                                                              Ended              Ended              Ended
                                                                             June 30,         December 31,        June 30,
      ($ in thousands)                                                         2003               2002              2002
                                                                           -----------        ------------       ----------
      Loans outstanding at end of period                                   $ 1,107,997           998,547           969,409
                                                                           ===========          ========          ========
      Average amount of loans outstanding                                  $ 1,068,857           954,885           924,781
                                                                           ===========          ========          ========

      Allowance for loan losses, at
         beginning of period                                               $    10,907             9,388             9,388

             Total charge-offs                                                    (630)           (1,211)             (505)
             Total recoveries                                                      155               135                81
                                                                           -----------          --------          --------
                  Net charge-offs                                                 (475)           (1,076)             (424)
                                                                           -----------          --------          --------

      Additions to the allowance charged to expense                              1,060             2,545             1,215
                                                                           -----------          --------          --------
      Addition related to loans assumed in corporate acquisitions                  751                50                --
                                                                           -----------          --------          --------

      Allowance for loan losses, at end of period                          $    12,243            10,907            10,179
                                                                           ===========          ========          ========

      Ratios:
         Net charge-offs (annualized) as a percent of average loans               0.09%             0.11%             0.09%
         Allowance for loan losses as a
               percent of  loans at end of period                                 1.10%             1.09%             1.05%

      Based on the results of the Company's loan analysis and grading program and management's evaluation of the allowance for loan losses at June 30, 2003, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2002.

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

      In addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources - 1) an approximately $199 million line of credit with the Federal Home Loan Bank (of which $11 million has been drawn), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at June 30, 2003), and 3) an approximately $39 million line of credit through the Federal Reserve Bank of Richmond's discount window (none of which was outstanding at June 30, 2003).

      The Company's liquidity lessened slightly from December 31, 2002 to June 30, 2003, as loan growth exceeded deposit growth in the first half of 2003. The Company's loan to deposit ratio was 96.2% at June 30, 2003 compared to 94.6% at December 31, 2002. The level of the Company's liquid assets (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) as a percentage of deposits and borrowings was 13.5% at June 30, 2003 compared to 16.0% at December 31, 2002.

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

      At June 30, 2003, the Company's capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents the Company's capital ratios and the regulatory minimums discussed above for the periods indicated.

                                                               June 30,      December 31,      June 30,
                                                                 2003            2002            2002
                                                               --------      ------------      --------
      Risk-based capital ratios:
         Tier I capital to Tier I risk adjusted assets          11.47%          12.68%          10.54%
         Minimum required Tier I capital                         4.00%           4.00%           4.00%

         Total risk-based capital to
               Tier II risk-adjusted assets                     12.51%          13.69%          11.54%
         Minimum required total risk-based capital               8.00%           8.00%           8.00%

      Leverage capital ratios:
         Tier I leverage capital to
             adjusted first quarter average assets               9.20%          10.09%           8.39%
         Minimum required Tier I leverage capital                4.00%           4.00%           4.00%

      After increasing in the second half of 2002 as a result of issuing $20 million in trust preferred securities in October 2002, the Company's capital ratios declined in the first half of 2003 primarily as a result of the acquisition of CCB.

      The Company's bank subsidiary is also subject to similar capital requirements as those discussed above. The bank subsidiary's capital ratios do not vary materially from the Company's capital ratios presented above. At June 30, 2003, the Company's bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

SHARE REPURCHASES

      During the second quarter of 2003, the Company repurchased 83,500 shares of its own common stock at an average price of $25.90 per share. For the six months ended June 30, 2003, the Company repurchased 200,700 shares of its own common stock at an average price of $24.76 per share. At June 30, 2003, the Company had approximately 169,000 shares available for repurchase under existing authority from its board of directors. The Company plans to repurchase these shares in open market and privately negotiated transactions, as market conditions and the Company's liquidity warrant, subject to compliance with applicable regulations.

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

      The net interest margin (tax equivalent net interest income divided by average earning assets) did not vary significantly when comparing the three and six months ended June 30, 2003 to the comparable periods in 2002. The net interest margin for the second quarter of 2003 was 4.53% compared to 4.63% in the second quarter of 2002, while the net interest margin for the six months ended June 30, 2003 was 4.56% compared to 4.50% for the six months ended June 30, 2002. See "Components of Earnings" above for additional discussion regarding variances in the Company's net interest margin.

      Using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are included in the period of their expected call), at June 30, 2003 the Company had $293 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at June 30, 2003 subject to interest rate changes within one year are deposits totaling $405 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

      Thus, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates (In fact, a rapidly declining interest rate environment during 2001 negatively impacted (at least temporarily) the Company's net interest margin). Generally, when rates change, the Company's interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while the Company's interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. The net effect is that in the twelve month horizon, as rates change, the impact of having a higher level of interest-sensitive liabilities is substantially negated by the later and typically lower proportionate change these liabilities experience compared to interest sensitive assets.

      The Company expects the June 25, 2003 Federal Reserve 25 basis point rate cut to negatively impact, at least temporarily, the Company's net interest margin for the reasons described above. The rate cut may have a more severe and longer lasting negative impact on the Company's net interest margin than past rate cuts because of the inability of the Company to reset deposit rates by an amount (because of their already near-zero rates) that would offset the negative impact of the rate cut on the yields earned on the Company's interest earning assets.

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

                                               Expected Maturities of Market Sensitive
                                                  Instruments Held at June 30, 2003
                            ---------------------------------------------------------------------------
                                                                                                          Average      Estimated
                                                                                                          Interest       Fair
($ in thousands)             1 Year    2 Years    3 Years    4 Years    5 Years    Beyond       Total     Rate (1)       Value
                            --------   -------    -------    -------    -------    -------    ---------   --------    ----------
Due from banks,
  interest bearing          $ 20,011        --         --         --         --         --       20,011     1.00%     $   20,011
Federal funds sold            18,710        --         --         --         --         --       18,710     1.00%         18,710
Presold mortgages in           3,526        --         --         --         --         --        3,526     5.25%          3,526
  process of settlement
Debt securities- at
  amortized cost (1) (2)      22,773    12,306     11,433      9,227      5,197     23,161       84,097     5.09%         87,075
Loans - fixed (3) (4)         92,283    76,446     75,654     98,769    103,855     67,121      514,128     7.32%        520,833
Loans - adjustable (3) (4)   203,048    69,497     63,482     58,987     92,318    102,796      590,128     4.99%        591,413
                            --------   -------    -------    -------    -------    -------    ---------     ----      ----------
  Total                     $360,351   158,249    150,569    166,693    201,370    193,078    1,230,600     5.85%     $1,241,568
                            ========   =======    =======    =======    =======    =======    =========     ====      ==========

Savings, NOW, and
money market
deposits                    $404,479        --         --         --         --         --      404,479     0.57%     $  404,479
Time deposits                508,271    57,772     12,577      9,950     22,052      1,580      612,202     2.44%        614,641
Borrowings - fixed (2)            --     1,000      2,000      2,000      1,000      5,000       11,000     4.23%         11,716
Borrowings - adjustable           --        --         --         --         --     20,000       20,000     4.74%         20,000
                            --------   -------    -------    -------    -------    -------    ---------     ----      ----------
  Total                     $912,750    58,772     14,577     11,950     23,052     26,580    1,047,681     1.78%     $1,050,836
                            ========   =======    =======    =======    =======    =======    =========     ====      ==========

(1) Tax-exempt securities are reflected at a tax-equivalent basis using a 35% tax rate.

(2) Callable securities and borrowings with above market interest rates at June 30, 2003 are assumed to mature at their call date for purposes of this table. Mortgage-backed securities are assumed to mature in the period of their expected repayment based on estimated prepayment speeds.

(3)   Excludes nonaccrual loans and allowance for loan losses.

(4) Single-family mortgage loans are assumed to mature in the period of their expected repayment based on estimated prepayment speeds. All other loans are shown in the period of their contractual maturity.

      The Company's market-sensitive assets and liabilities each have estimated fair values that are slightly higher than their carrying value. This is due to the yields on these portfolios being higher than market yields at June 30, 2003 for instruments with maturities similar to the remaining term of the portfolios, due to the declining interest rate environment.

      See additional discussion of the Company's net interest margin in the "Components of Earnings" section above.

Item 4. Controls and Procedures

      (a) The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003, and they have concluded that these controls and procedures are effective.

      (b) There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Part II. Other Information

Item 4 - Submission of Matters to a Vote of Shareholders

      The following proposals were considered and acted upon at the annual meeting of shareholders of the Company held on April 24, 2003:

            Proposal 1

            A proposal to elect eighteen (18) directors to serve until the next annual meeting of shareholders and until their successors are elected and qualified.

                                                Voted        Withheld
            Nominee                              For        Authority
            -------                           ---------     ---------
            Jack D. Briggs                    7,452,895      390,336
            H. David Bruton, M.D              7,448,573      394,658
            R. Walton Brown                   7,546,773      296,457
            David L. Burns                    7,457,994      385,236
            John F. Burns                     7,518,357      324,874
            Jesse S. Capel                    7,455,299      387,932
            Goldie Wallace-Gainey             7,465,502      377,729
            James H. Garner                   7,544,094      299,136
            James G. Hudson, Jr               7,544,306      298,925
            George R. Perkins, Jr             7,529,763      313,468
            Thomas F. Philips                 7,513,050      330,180
            William E. Samuels                7,513,819      329,412
            Edward T. Taws                    7,544,306      298,925
            Frederick H. Taylor               7,542,659      300,572
            Virginia C. Thomasson             7,448,282      394,948
            A. Jordan Washburn                7,544,306      298,925
            Dennis A. Wicker                  7,539,780      303,451
            John C. Willis                    7,454,053      389,178

            Proposal 2

            A proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company for the current fiscal year.

            For  7,608,733      Against  216,698        Abstain  18,720
                 ---------               -------                 ------

            Proposal 3

            A proposal to amend the Company's 1994 Stock Option Plan to increase the number of shares available for issuance by 150,000 shares to 705,000 shares.

            For  7,115,591      Against  663,086        Abstain  65,474
                 ---------               -------                 ------

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

10.b Employment Agreement between the Company and R. Walton Brown dated January 15, 2003.

21 List of Subsidiaries of the Company was filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and is incorporated herein by reference.

31.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1        Chief Executive Officer Certification Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Chief Financial Officer Certification Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         There was one report on Form 8-K filed during the quarter ended June
            30, 2003.

            On April 23, 2003, the Company filed a report on Form 8-K regarding its April 22, 2003 news release in which it announced its earnings for the quarter ended March 31, 2003. The full text of the news release dated April 22, 2003 was attached as Exhibit 99(a) to this Form 8-K filing.

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               FIRST BANCORP


            August 13, 2003                    BY:     James H. Garner
                                               ------------------------------
                                                       James H. Garner
                                                          President
                                               (Principal Executive Officer),
                                                   Treasurer and Director


            August 13, 2003                    BY:     Anna G. Hollers
                                               ------------------------------
                                                       Anna G. Hollers
                                                  Executive Vice President
                                                        and Secretary


            August 13, 2003                    BY:     Eric P. Credle
                                               ------------------------------
                                                       Eric P. Credle
                                                    Senior Vice President
                                                and Chief Financial Officer