Form 10-Q
period 2003-09-30
FIRST BANCORP /NC/
filed 2003-11-14
CIK 811589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 2003

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

                                 |X| YES |_| NO

      As of October 31, 2003, 9,403,977 shares of the registrant's Common Stock, no par value, were outstanding. The registrant had no other classes of securities outstanding.

                                      INDEX
                         FIRST BANCORP AND SUBSIDIARIES

                                                                            Page

Part I.  Financial Information

Item 1 - Financial Statements

   Consolidated Balance Sheets -
   September 30, 2003 and 2002
   (With Comparative Amounts at December 31, 2002)                             3

   Consolidated Statements of Income -
   For the Periods Ended September 30, 2003 and 2002                           4

   Consolidated Statements of Comprehensive Income -
   For the Periods Ended September 30, 2003 and 2002                           5

   Consolidated Statements of Shareholders' Equity -
   For the Periods Ended September 30, 2003 and 2002                           6

   Consolidated Statements of Cash Flows -
   For the Periods Ended September 30, 2003 and 2002                           7

Notes to Consolidated Financial Statements                                     8

 Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition                    17

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk          29

 Item 4 - Controls and Procedures                                             31

Part II.  Other Information

 Item 6 - Exhibits and Reports on Form 8-K                                    33

 Signatures                                                                   34

Part I.  Financial Information
Item 1 - Financial Statements

                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets

                                                       September 30,    December 31,     September 30,
($ in thousands-unaudited)                                 2003             2002            2002 (a)
======================================================================================================
ASSETS
Cash & due from banks, noninterest-bearing             $      30,671           26,733           24,332
Due from banks, interest-bearing                               5,401           30,753            1,343
Federal funds sold                                             9,478           16,167           15,227
                                                       -------------    -------------    -------------
     Total cash and cash equivalents                          45,550           73,653           40,902
                                                       -------------    -------------    -------------

Securities available for sale (costs of $88,032,
     $64,380, and $78,876)                                    89,480           65,779           80,630

Securities held to maturity (fair values of $15,085,
      $15,757, and $15,056)                                   14,345           14,990           14,114

Presold mortgages in process of settlement                     6,224           19,268            5,401

Loans                                                      1,142,900          998,547          983,045
   Less:  Allowance for loan losses                          (12,700)         (10,907)         (10,524)
                                                       -------------    -------------    -------------
   Net loans                                               1,130,200          987,640          972,521
                                                       -------------    -------------    -------------

Premises and equipment                                        23,187           22,239           21,613
Accrued interest receivable                                    5,230            5,341            5,661
Intangible assets                                             36,623           25,169           24,444
Other                                                          6,383            4,067            3,589
                                                       -------------    -------------    -------------
        Total assets                                   $   1,357,222        1,218,146        1,168,875
                                                       =============    =============    =============

LIABILITIES
Deposits: Demand - noninterest-bearing                 $     130,521          112,380          106,521
          Savings, NOW, and money market                     413,511          387,691          369,670
          Time deposits of $100,000 or more                  228,906          199,794          188,888
          Other time deposits                                370,860          356,092          350,239
                                                       -------------    -------------    -------------
               Total deposits                              1,143,798        1,055,957        1,015,318
Borrowings                                                    66,000           30,000           23,000
Accrued interest payable                                       2,140            2,466            2,411
Other liabilities                                              7,196            5,738            6,017
                                                       -------------    -------------    -------------
     Total liabilities                                     1,219,134        1,094,161        1,046,746
                                                       -------------    -------------    -------------

SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Issued and outstanding: 9,394,301,
       9,121,630, and 9,126,019 shares                        54,473           48,313           48,557
Retained earnings                                             82,909           74,920           72,603
Accumulated other comprehensive income                           706              752              969
                                                       -------------    -------------    -------------
     Total shareholders' equity                              138,088          123,985          122,129
                                                       -------------    -------------    -------------
          Total liabilities and shareholders' equity   $   1,357,222        1,218,146        1,168,875
                                                       =============    =============    =============

See notes to consolidated financial statements.

(a) As restated. See Note 2 to Consolidated Financial Statements.

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income

                                                                Three Months Ended         Nine Months Ended
                                                                  September 30,              September 30,
                                                                ------------------         -----------------
($ in thousands, except share data-unaudited)                   2003       2002 (a)        2003       2002 (a)
===============================================================================================================
INTEREST INCOME
Interest and fees on loans                                   $   17,296       17,140        51,554       50,010
Interest on investment securities:
     Taxable interest income                                        910        1,236         2,761        3,977
     Tax-exempt interest income                                     143          172           527          555
Other, principally overnight investments                            123          122           651          598
                                                             ----------   ----------    ----------   ----------
     Total interest income                                       18,472       18,670        55,493       55,140
                                                             ----------   ----------    ----------   ----------

INTEREST EXPENSE
Savings, NOW and money market                                       480          943         1,682        2,835
Time deposits of $100,000 or more                                 1,435        1,621         4,560        5,251
Other time deposits                                               2,103        2,832         6,888        9,697
Borrowings                                                          413          258         1,306          718
                                                             ----------   ----------    ----------   ----------
     Total interest expense                                       4,431        5,654        14,436       18,501
                                                             ----------   ----------    ----------   ----------

Net interest income                                              14,041       13,016        41,057       36,639
Provision for loan losses                                           695          575         1,755        1,790
                                                             ----------   ----------    ----------   ----------
Net interest income after provision
   for loan losses                                               13,346       12,441        39,302       34,849
                                                             ----------   ----------    ----------   ----------

NONINTEREST INCOME
Service charges on deposit accounts                               1,988        1,733         5,776        5,019
Other service charges, commissions and fees                         667          548         2,076        1,758
Fees from presold mortgages                                         565          359         1,918        1,139
Commissions from sales of insurance and financial products          361          189           956          632
Data processing fees                                                 90           78           242          234
Securities gains (losses)                                            82           (2)           82           25
Other gains (losses)                                                 49          (16)           87          (20)
                                                             ----------   ----------    ----------   ----------
     Total noninterest income                                     3,802        2,889        11,137        8,787
                                                             ----------   ----------    ----------   ----------

NONINTEREST EXPENSES
Salaries                                                          4,437        3,840        13,028       11,147
Employee benefits                                                 1,124          874         3,255        2,726
                                                             ----------   ----------    ----------   ----------
   Total personnel expense                                        5,561        4,714        16,283       13,873
Net occupancy expense                                               580          517         1,738        1,545
Equipment related expenses                                          651          546         1,920        1,537
Intangibles amortization                                             46            8           137           24
Other operating expenses                                          2,435        2,348         7,795        6,959
                                                             ----------   ----------    ----------   ----------
     Total noninterest expenses                                   9,273        8,133        27,873       23,938
                                                             ----------   ----------    ----------   ----------

Income before income taxes                                        7,875        7,197        22,566       19,698
Income taxes                                                      2,819        2,538         8,006        6,887
                                                             ----------   ----------    ----------   ----------

NET INCOME                                                   $    5,056        4,659        14,560       12,811
                                                             ==========   ==========    ==========   ==========

Earnings per share:
     Basic                                                   $     0.54         0.51          1.55         1.40
     Diluted                                                       0.53         0.50          1.52         1.37

Weighted average common shares outstanding:
     Basic                                                    9,378,865    9,131,922     9,376,581    9,144,704
     Diluted                                                  9,560,585    9,314,960     9,555,610    9,331,835

See notes to consolidated financial statements.

(a) As restated. See Note 2 to Consolidated Financial Statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income

                                                     Three Months Ended    Nine Months Ended
                                                        September 30,        September 30,
                                                     -------    -------    -------    -------
($ in thousands-unaudited)                            2003      2002 (a)     2003     2002 (a)
=============================================================================================
Net income                                           $ 5,056      4,659     14,560     12,811
                                                     -------    -------    -------    -------
Other comprehensive income (loss):
   Unrealized gains (losses) on securities
     available for sale:
     Unrealized holding gains (losses) arising
        during the period, pretax                       (495)       503        131        755
           Tax benefit (expense)                         194       (193)       (50)      (347)
     Reclassification to realized losses (gains)         (82)         2        (82)       (25)
           Tax expense (benefit)                          32         (1)        32         10
   Adjustment to minimum pension liability:
     Additional pension charge related to unfunded
       pension liability                                  --         --       (127)      (165)
     Tax benefit                                          --         --         50         64
                                                     -------    -------    -------    -------
Other comprehensive income (loss)                       (351)       311        (46)       292
                                                     -------    -------    -------    -------

Comprehensive income                                 $ 4,705      4,970     14,514     13,103
                                                     =======    =======    =======    =======

See notes to consolidated financial statements.

(a) As restated. See Note 2 to Consolidated Financial Statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Shareholders' Equity

                                                                                            Accumulated
                                                    Common Stock                               Other          Share-
                                               ----------------------         Retained     Comprehensive     holders'
(In thousands, except per share - unaudited)   Shares          Amount       Earnings (a)       Income       Equity (a)
=======================================================================================================================
Balances, January 1, 2002                          9,113    $     50,134          65,915             677        116,726

Net income (a)                                                                    12,811                         12,811
Cash dividends declared ($0.67 per share)                                         (6,123)                        (6,123)
Common stock issued under
     stock option plan                               135             942                                            942
Common stock issued into
     dividend reinvestment plan                       37             867                                            867
Purchases and retirement of common
     stock                                          (159)         (3,768)                                        (3,768)
Tax benefit realized from exercise of
     nonqualified stock options                                      382                                            382
Other comprehensive income                                                                           292            292
                                            ------------    ------------    ------------    ------------   ------------
Balances, September 30, 2002 (a)                   9,126    $     48,557          72,603             969        122,129
                                            ============    ============    ============    ============   ============

Balances, January 1, 2003                          9,122    $     48,313          74,920             752        123,985

Net income                                                                        14,560                         14,560
Cash dividends declared ($0.70 per share)                                         (6,571)                        (6,571)
Common stock issued under
     stock option plan                               112             840                                            840
Common stock issued into
     dividend reinvestment plan                       37             933                                            933
Purchases and retirement of common
     stock                                          (210)         (5,195)                                        (5,195)
Common stock issued in acquisition                   333           9,284                                          9,284
Tax benefit realized from exercise of
     nonqualified stock options                                      298                                            298
Other comprehensive loss                                                                             (46)           (46)
                                            ------------    ------------    ------------    ------------   ------------
Balances, September 30, 2003                       9,394    $     54,473          82,909             706        138,088
                                            ============    ============    ============    ============   ============

See notes to consolidated financial statements.

(a) As restated. See Note 2 to Consolidated Financial Statements.

                         First Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                 --------------------
($ in thousands-unaudited)                                                       2003        2002 (a)
=====================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    $  14,560       12,811
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                    1,755        1,790
     Net security premium amortization                                              282          174
     Gain on disposal of other real estate                                         (141)         (11)
     Gain on sale of securities available for sale                                  (82)         (25)
     Other losses                                                                    54           34
     Gain on sale of loans                                                           --           (3)
     Proceeds from sales of loans                                                    --           42
     Loan fees and costs deferred, net of amortization                              (52)         110
     Depreciation of premises and equipment                                       1,650        1,347
     Tax benefit realized from exercise of nonqualified stock options               298          382
     Amortization of intangible assets                                              137           24
     Deferred income tax liability (benefit)                                        449         (728)
     Decrease in presold mortgages in process of settlement                      13,044        5,312
     Decrease in accrued interest receivable                                        648          219
     Decrease (increase) in other assets                                         (1,197)       1,727
     Decrease in accrued interest payable                                          (543)      (1,069)
     Increase (decrease) in other liabilities                                       473       (3,024)
                                                                              ---------    ---------
          Net cash provided by operating activities                              31,335       19,112
                                                                              ---------    ---------
z
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale                                 (47,345)      (9,728)
     Purchases of securities held to maturity                                      (236)          (2)
     Proceeds from maturities/issuer calls of securities available for sale      30,955       25,132
     Proceeds from maturities/issuer calls of securities held to maturity         3,638        2,230
     Proceeds from sales of securities available for sale                         2,876        1,012
     Net increase in loans                                                      (97,775)     (94,014)
     Purchases of premises and equipment                                         (1,873)      (4,704)
     Net cash paid in acquisitions                                               (2,820)          --
                                                                              ---------    ---------
          Net cash used by investing activities                                (112,580)     (80,074)
                                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                    28,980       15,037
     Proceeds from borrowings, net                                               34,000        8,000
     Cash dividends paid                                                         (6,416)      (6,029)
     Proceeds from issuance of common stock                                       1,773        1,809
     Purchases and retirement of common stock                                    (5,195)      (3,768)
                                                                              ---------    ---------
          Net cash provided by financing activities                              53,142       15,049
                                                                              ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                           (28,103)     (45,913)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   73,653       86,815
                                                                              ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  45,550       40,902
                                                                              =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                 $  14,979    $  19,570
     Income taxes                                                                 6,635       10,936
Non-cash transactions:
     Unrealized gain on securities available for sale, net of taxes                  31          393
     Foreclosed loans transferred to other real estate                              477          476
     Premises and equipment transferred to other real estate                         --          228
     Common stock issued in acquisition                                           9,284           --

See notes to consolidated financial statements.

(a) As restated. See Note 2 to Consolidated Financial Statements.

                         First Bancorp and Subsidiaries
                   Notes To Consolidated Financial Statements

(unaudited)    For the Periods Ended September 30, 2003 and 2002

Note 1 - Basis of Presentation

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 2003 and 2002 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 2003 and 2002. Reference is made to the 2002 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements as of and for the period ended September 30, 2002 have been restated from their originally reported amounts in accordance with the requirements of the adoption of a new accounting standard - see Note 2 below.

Note 2 - Newly Adopted Accounting Policies

      In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" (Statement 147), which addressed the financial accounting and reporting for the acquisition of all or part of a financial institution. This standard removed certain acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Bank or Thrift Institutions" (Statement 72). This statement required financial institutions to reclassify goodwill arising from a qualified business acquisition from Statement 72 goodwill to goodwill subject to the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" (Statement 142). The reclassified goodwill is no longer amortized but is subject to an annual impairment test, pursuant to Statement 142. The Company adopted Statement 147 in the fourth quarter of 2002, but effective as of January 1, 2002. Statement 147 required the Company to retroactively restate its previously issued 2002 interim consolidated financial statements to reverse reclassified Statement 72 goodwill amortization expense recorded in the first three quarters of the 2002 fiscal year. Accordingly, $356,000 and $1,068,000 in amortization expense that had been recorded for the three and nine month periods ended September 30, 2002, respectively, was retroactively reversed by reducing the amortization expense recognized during those periods and increasing intangible assets by the aforementioned amounts. The associated income tax expense recorded related to the reversal of amortization expense amounted to $124,000 and $374,000 for the three and nine month periods ended September 30, 2002, respectively, resulting in net income increasing by $232,000 (or $0.02 per diluted share) for the three months ended September 30, 2002 from its originally reported amount and net income increasing by $694,000 (or $0.07 per diluted share) for the nine months ended September 30, 2002 from its originally reported amount.

      In November 2002, the FASB issued Financial Interpretation No. 45 (FIN
45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. The disclosure requirements were effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions were effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. The Company issues standby letters of credit whereby the Company guarantees performance if a specified triggering event or condition occurs, primarily nonpayment by the Company's customer to their supplier. The standby letters of credit are generally for terms of one year, at which time they may be renewed for another year if both parties agree. At September 30, 2003, the Company had $2,835,000 in standby letters of credit outstanding. The adoption of the recognition and measurement provisions of FIN 45 was immaterial to the Company.

     In January 2003, the FASB issued Financial Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 addresses the consolidation by business enterprises of certain variable interest entities. The provisions of this interpretation became effective for the Company on January 31, 2003 as it relates to variable interest entities created or purchased after that date. For variable interest entities created or purchased before January 31, 2003, FIN 46 is effective for the Company begining January 1, 2004. The adoption of FIN 46 did not have an impact on the Company's financial position or results of operations. The Company has identified no investments in variable interest entities that would require consolidation under FIN 46. The application of Interpretation 46 may result in the de-consolidation of the trust that has issued the trust preferred capital securities currently reported in the consolidated financial statements; at this time final interpretation regarding such application is pending. The trust preferred capital securities are currently disclosed as long-term borrowings within the consolidated financial statements. The potential de-consolidation of the trust would instead cause the disclosure of junior subordinated debentures between the Company and the trust subsidiary. Currently, the junior subordinated debentures are eliminated in consolidation, resulting in the disclosure of long-term borrowings. The impact of this change would not have a material effect on the Company's consolidated financial statements. Treatment of trust preferred securities within the Company's capital ratio calculations in light of FIN 46 is pending further guidance from the banking regulators. If the banking regulators change the capital treatment for trust preferred securities, the Company's tier 1 and total capital could be reduced by the amount of outstanding trust preferred securities, but the Company believes that its capital classifications would not fall below the level of "adequately" capitalized.

      In June 2002 the FASB issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The implementation of this statement did not impact the Company's consolidated financial statements.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (Statement 148) an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002 while the disclosure requirements are effective for interim periods beginning after December 15, 2002, with early application encouraged. The adoption of Statement 148 requires enhanced disclosures for the Company's stock-based employee compensation plan for the year ended December 31, 2002, and subsequent interim and annual periods. The Company has furnished the expanded disclosures in Note 4.

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

Note 3 - Reclassifications

      Certain amounts reported in the period ended September 30, 2002 have been reclassified to conform with the presentation for September 30, 2003. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 - Stock Option Plans

      At September 30, 2003, the Company had six stock-based employee compensation plans, five of which were assumed in acquisitions. The Company accounts for each plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                      Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                                      ----------------------------   ---------------------------
     (In thousands except per share data)               2003               2002        2003              2002
                                                      ---------          ---------   ---------        ---------
Net income, as reported                               $   5,056              4,659      14,560           12,811
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects               (51)               (40)       (261)            (209)
                                                      ---------          ---------   ---------        ---------
Pro forma net income                                  $   5,005              4,619      14,299           12,602
                                                      =========          =========   =========        =========

Earnings per share:  Basic - As reported              $    0.54               0.51        1.55             1.40
                     Basic - Pro forma                     0.53               0.51        1.52             1.38

                     Diluted - As reported                 0.53               0.50        1.52             1.37
                     Diluted - Pro forma                   0.52               0.50        1.50             1.35

Note 5 - Earnings Per Share

      Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share includes the potentially dilutive effects of the Company's stock option plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                -----------------------------------------------------------------------
                                               For the Three Months Ended September 30,
                                ---------------------------------   -----------------------------------
                                                2003                              2002
                                 Income        Shares               Income       Shares
($ in thousands except per       (Numer-      (Denom-   Per Share   (Numer-      (Denom-     Per Share
    share amounts)                ator)       inator)    Amount      ator)       inator)      Amount
------------------------------  ----------  ----------  ----------  ----------  ----------  -----------
Basic EPS
  Net income                    $   5,056   9,378,865   $    0.54   $   4,659   9,131,922   $      0.51
                                                        =========                           ===========

Effect of Dilutive Securities          --     181,720                      --     183,038
                                ---------   ---------               ---------   ---------

Diluted EPS                     $   5,056   9,560,585   $    0.53   $   4,659   9,314,960   $      0.50
                                =========   =========   =========   =========   =========   ===========

                                -----------------------------------------------------------------------
                                                 For the Nine Months Ended September 30,
                                ---------------------------------   -----------------------------------
                                                2003                              2002
                                 Income        Shares               Income       Shares
($ in thousands except per       (Numer-      (Denom-   Per Share   (Numer-      (Denom-     Per Share
    share amounts)                ator)       inator)    Amount      ator)       inator)      Amount
------------------------------  ----------  ----------  ----------  ----------  ----------  -----------
Basic EPS
  Net income                    $  14,560   9,376,581   $    1.55   $  12,811   9,144,704   $      1.40
                                                        =========                           ===========

Effect of Dilutive Securities          --     179,029                      --     187,131
                                ---------   ---------               ---------   ---------

Diluted EPS                     $  14,560   9,555,610   $    1.52   $  12,811   9,331,835   $      1.37
                                =========   =========   =========   =========   =========   ===========

      For the three months and nine months ended September 30, 2003 and the three months ended September 30, 2002, there were no antidilutive options, as exercise prices for all options were equal to or less than the average market price for the period. For the nine month ended September 30, 2002, there were 24,000 options that were antidilutive since the exercise price exceeded the average market price for their respective periods. Antidilutive options have been omitted from the calculation of diluted earnings per share for the respective periods.

Note 6 - Asset Quality Information

      Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. Nonperforming assets are summarized as follows:

                                           September 30,      December 31,     September 30,
           ($ in thousands)                    2003               2002              2002
=============================================================================================
Nonperforming loans:
   Nonaccrual loans                        $        4,343             2,976             3,009
   Restructured loans                                  21                41                73
   Accruing loans > 90 days past due                   --                --                --
                                           --------------    --------------    --------------
Total nonperforming loans                           4,364             3,017             3,082
Other real estate                                     929             1,384             1,277
                                           --------------    --------------    --------------

Total nonperforming assets                 $        5,293             4,401             4,359
                                           ==============    ==============    ==============

Nonperforming loans to total loans                   0.38%             0.30%             0.31%
Nonperforming assets as a percentage of
   loans and other real estate                       0.46%             0.44%             0.44%
Nonperforming assets to total assets                 0.39%             0.36%             0.37%
Allowance for loan losses to total loans             1.11%             1.09%             1.07%

Note 7 - Deferred Loan Fees

      Loans are shown on the Consolidated Balance Sheets net of net deferred loan fees of approximately $651,000, $702,000, and $768,000 at September 30, 2003, December 31, 2002, and September 30, 2002, respectively.

Note 8 - Goodwill and Other Intangible Assets

      The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of September 30, 2003, December 31, 2002, and September 30, 2002 and the carrying amount of unamortized intangible assets as of those same dates. The amounts shown for September 30, 2002 include the effects of the restatement of the interim financial statements in 2002 that is discussed in Note 2 above.

                                     September 30, 2003                 December 31, 2002                 September 30, 2002
                               -------------------------------   -------------------------------   -------------------------------
                               Gross Carrying    Accumulated     Gross Carrying    Accumulated     Gross Carrying    Accumulated
($ in thousands)                   Amount        Amortization       Amount        Amortization         Amount        Amortization
-----------------------------  ---------------  ---------------  ---------------  ---------------  ---------------  --------------
Amortized intangible assets:
   Customer lists              $          394               47              243               23              243               19
   Noncompete agreements                   50               18               --               --               --               --
   Core deposit premiums                1,106              356              335              261              335              257
                               --------------   --------------   --------------   --------------   --------------   --------------
        Total                  $        1,550              421              578              284              578              276
                               ==============   ==============   ==============   ==============   ==============   ==============

Unamortized intangible
   assets:
   Goodwill                    $       35,401                            24,658                            23,926
                               ==============                    ==============                    ==============
   Pension                     $           93                               217                               217
                               ==============                    ==============                    ==============

      Amortization expense totaled $46,000 and $8,000 for the three months ended September 30, 2003 and 2002, respectively. Amortization expense totaled $137,000 and $24,000 for the nine months ended September 30, 2003 and 2002, respectively.

      The following table presents the estimated amortization expense for each of the five calendar years ending December 31, 2007 and the estimated amount amortizable thereafter and includes the amortization expense associated with the 2003 acquisitions completed on or before September 30, 2003 discussed in Note 10 below.

These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

                                       Estimated Amortization
         (Dollars in thousands)                Expense
         ----------------------        ----------------------
                  2003                             $      183
                  2004                                    165
                  2005                                    122
                  2006                                    107
                  2007                                    106
               Thereafter                                 583
                                       ----------------------
                      Total                        $    1,266
                                       ======================

Note 9. Accumulated Other Comprehensive Income

      Shareholders' equity includes a line item entitled "Accumulated Other Comprehensive Income," which is comprised of the following components:

                                                       September 30,    December 31,    September 30,
                                                            2003            2002            2002
                                                       -------------    ------------    -------------
Unrealized gain on securities available for sale       $      1,448           1,399           1,754
     Deferred tax liability                                    (564)           (546)           (684)
                                                       -------------    ------------    -------------
Net unrealized gain on securities available for sale            884             853           1,070
                                                       -------------    ------------    -------------

Additional minimum pension liability                           (292)           (165)           (165)
     Deferred tax asset                                         114              64              64
                                                       -------------    ------------    -------------
Net additional minimum pension liability                       (178)           (101)           (101)
                                                       -------------    ------------    -------------

Total accumulated other comprehensive income           $        706             752             969
                                                       =============    ============    =============

Note 10 - Completed Acquisitions

      The Company completed the following acquisitions during 2003. The results of each acquired company are included in First Bancorp's results for the period ended September 30, 2003 beginning on their respective acquisition dates.

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

     Type of Intangible Asset   Allocated Amount      Amortization Period
-----------------------------   ----------------   -------------------------

Value of Noncompete Agreement   $         50,000   Two years - straight-line
Value of Customer List                   151,000   Ten years - straight-line
Goodwill                                 343,000   Not applicable
                                ----------------
Total Intangible Assets         $        544,000
                                ================

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

                                                     As             Fair                As
($ in thousands)                                Recorded by         Value           Recorded by
                                                    CCB          Adjustments       First Bancorp
                                               -------------    -------------      -------------
                     Assets
Cash and cash equivalents                      $       7,048               --              7,048
Securities                                            12,995               99(a)          13,094
Loans, gross                                          47,716               --             47,716
Allowance for loan losses                               (751)              --               (751)
Premises and equipment                                   799              (45)(b)            754
Other - Identifiable intangible asset                     --              771(c)             771
Other                                                  1,697             (243)(d)          1,454
                                               -------------    -------------      -------------
   Total                                              69,504              582             70,086
                                               -------------    -------------      -------------

Liabilities
Deposits                                       $      58,861               --             58,861
Borrowings                                             2,000              115(e)           2,115
Other                                                    722              (88)(f)            634
                                               -------------    -------------      -------------
   Total                                              61,583               27             61,610
                                               -------------    -------------      -------------

Net identifiable assets acquired                                                           8,476

Total cost of acquisition
   Cash                                                         $       8,322
   Value of stock issued                                                8,395
   Value of assumed options                                               889
   Direct costs of acquisition                                          1,270
                                                                -------------
       Total cost of acquisition                                                          18,876
                                                                                   -------------

Goodwill recorded through September 30, 2003                                       $      10,400
                                                                                   =============

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

      The following unaudited pro forma financial information presents the combined results of the Company and CCB as if the acquisition had occurred as of January 1, 2002, after giving effect to certain adjustments, including amortization of the core deposit intangible, an assumed cost of funds related to the cash paid of 6%, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and CCB constituted a single entity during such period. Because the acquisition took place on January 15, 2003, pro forma results for 2003 are not provided.

                                        Three Months Ended     Nine Months Ended
($ in thousands, except share data)     September 30, 2002    September 30, 2002
                                        ------------------    ------------------

Net interest income                           $ 13,732               38,729
Noninterest income                               3,083                9,342
Net income                                       4,904               13,479
Earnings per share
     Basic                                        0.52                 1.42
     Diluted                                      0.51                 1.39

Note 11 - Acquisition Completed Subsequent to Period End

     On October 24, 2003, the Company completed the acquisition of four branches of RBC Centura Bank located in Fairmont, Harmony, Kenansville, and Wallace, all in North Carolina. As of the date of the acquisition, the branches had a total of approximately $102 million in deposits and $25 million in loans. The terms of the agreement called for the Company to acquire the premises and equipment for each location, as well as assume substantially all of the deposits and loans of each branch. Subject to certain limitations, the Company paid a deposit premium of 14.1% for the branches, which resulted in the Company recording an intangible asset of approximately $14 million. Based on a consultant's study being performed in the fourth quarter of 2003, a portion of this intangible will be classified as core deposit intangible and amortized in future periods, while the remainder will be classified as goodwill. In accordance with Statement 147 discussed in Note 2 above, the goodwill portion will not be systematically amortized, but rather will be subject to an annual impairment test.

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

      For further discussion, see "SUMMARY OF LOAN LOSS EXPERIENCE" below.

CURRENT ACCOUNTING MATTERS

      See Note 2 to the Consolidated Financial Statements above.

RESULTS OF OPERATIONS

OVERVIEW

      In the discussion below and the financial statements above, amounts as of and for the three and nine month periods ended September 30, 2002 have been restated from their originally reported amounts in accordance with the adoption of a new accounting standard - see Note 2 to the consolidated financial statements above.

      Net income for the three months ended September 30, 2003 was $5,056,000, or $0.53 per diluted share, a 6.0% increase in diluted earnings per share over the net income of $4,659,000, or $0.50 per diluted share, recorded in the third quarter of 2002. Net income for the nine months ended September 30, 2003 amounted to $14,560,000, or $1.52 per diluted share, a 10.9% increase in diluted earnings per share over the net income of $12,811,000, or $1.37 per diluted share, reported for the nine months ended September 30, 2002.

      The increase in the Company's earnings in 2003 compared to 2002 was primarily due to the Company's overall growth, which included an increase in loans of 16.3% and an increase in deposits of 12.7% when comparing September 30, 2003 to September 30, 2002. The Company's growth resulted in increases in net interest income and noninterest income, the positive benefits of which were partially offset by higher operating expenses that were also associated with the Company's growth.

      The Company's net interest margin of 4.52% for the third quarter of 2003 was slightly lower that the 4.78% net interest margin realized in the third quarter of 2002, with the decrease being caused primarily by the effects of the interest rate cuts initiated by the Federal Reserve subsequent to September 30, 2002. The Company's net interest margin for the nine months ended September 30, 2003 and 2002 did not vary significantly, amounting to 4.54% and 4.59%, respectively.

      The provisions for loan losses recorded by the Company for the nine month periods ended September 30, 2003 and 2002 were virtually the same, amounting to approximately $1.8 million for each nine month period. The provision for loan losses of $695,000 for the third quarter of 2003 was slightly higher than the provision for loan losses for the third quarter of 2002 of $575,000 due to higher loan growth.

      The Company's asset quality ratios have remained sound in 2003. For the three and nine months ended September 30, 2003, annualized net charge-offs as a percentage of average loans amounted to 8 basis points and 9 basis points, respectively, compared to 9 basis points for each of the comparable periods in 2002. The Company's nonperforming assets to total assets ratio of 0.39% at September 30, 2003 is slightly higher than the same ratio of 0.37% a year earlier, but remains significantly lower than a June 30, 2003 North Carolina state bank average of 0.60%.

      The Company's annualized return on average assets for the third quarter of 2003 was 1.50% compared to 1.59% for the third quarter of 2002. The Company's annualized return on average assets for the nine months ended September 30, 2003 and September 30, 2002 were each 1.49%.

      The Company's annualized return on average equity for the third quarter of 2003 was 14.57% compared to 15.31% for the third quarter of 2002. The Company's annualized return on average equity for the nine months ended September 30, 2003 was 14.33% compared to 14.29% for the first nine months of 2002.

      As discussed in the next two paragraphs, the Company completed two acquisitions during the first nine months of 2003. The results of each acquired company are included in First Bancorp's 2003 results beginning on their respective acquisition dates.

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

COMPONENTS OF EARNINGS

      Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three and nine month periods ended September 30, 2003 amounted to $14,041,000 and $41,057,000, respectively, increases of $1,025,000 and $4,418,000, or 7.9% and 12.1%, over the amounts of $13,016,000 and
$36,639,000 recorded in the same three and nine month periods in 2002, respectively.

      There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and
2) the Company's net interest margin. For the three and nine months ended September 30, 2003, growth in loans and deposits caused the increase in net interest income, as the Company's net interest margin was slightly lower for the three and nine month periods ended September 30, 2003 compared to the same periods in 2002.

      The following tables analyze net interest income on a taxable-equivalent basis:

                                                          For the Three Months Ended September 30,
                                       -------------------------------------------------------------------------------
                                                        2003                                    2002
                                       --------------------------------------    -------------------------------------
                                                                    Interest                                Interest
                                        Average        Average       Earned       Average      Average       Earned
($ in thousands)                         Volume         Rate        or Paid        Volume       Rate         or Paid
                                       ----------    ----------    ----------    ----------   ----------    ----------
Assets
Loans (1)                              $1,127,947          6.08%   $   17,296    $  979,489         6.94%   $   17,140
Taxable securities                         78,753          4.58%          910        82,822         5.92%        1,236
Non-taxable securities (2)                 13,215          7.87%          262        13,930         8.52%          299
Short-term investments,
    principally federal funds              23,280          2.10%          123        14,878         3.25%          122
                                       ----------                  ----------    ----------                 ----------
Total interest-earning assets           1,243,195          5.93%       18,591     1,091,119         6.83%       18,797

Liabilities
Savings, NOW and money
     market deposits                   $  410,729          0.46%   $      480       370,519         1.01%          943
Time deposits >$100,000                   231,722          2.46%        1,435       181,422         3.54%        1,621
Other time deposits                       372,427          2.24%        2,103       348,301         3.23%        2,832
                                       ----------                  ----------    ----------                 ----------
     Total interest-bearing deposits    1,014,878          1.57%        4,018       900,242         2.38%        5,396
Borrowings                                 42,480          3.86%          413        28,430         3.60%          258
                                       ----------                  ----------    ----------                 ----------
Total interest-bearing liabilities      1,057,358          1.66%        4,431       928,672         2.42%        5,654
                                                                   ----------                               ----------
Non-interest-bearing deposits             131,805                                                              102,519
Net yield on interest-earning
  assets and  net interest income                          4.52%   $   14,160                       4.78%   $   13,143
                                                                   ==========                               ==========
Interest rate spread                                       4.27%                                    4.41%

Average prime rate                                         4.00%                                    4.75%

(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2) Includes tax-equivalent adjustments of $119,000 and $127,000 in 2003 and 2002, respectively, to reflect the tax benefit that the Company receives related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 35% tax rate and is reduced by the related nondeductible portion of interest expense.

                                                           For the Nine Months Ended September 30,
                                       -------------------------------------------------------------------------------
                                                        2003                                    2002
                                       --------------------------------------    -------------------------------------
                                                                    Interest                                Interest
                                        Average        Average       Earned       Average      Average       Earned
($ in thousands)                         Volume         Rate        or Paid        Volume       Rate         or Paid
                                       ----------    ----------    ----------    ----------   ----------    ----------
Assets
Loans (1)                              $1,088,553          6.33%   $   51,554    $  943,017         7.09%   $   50,010
Taxable securities                         75,874          4.87%        2,761        88,102         6.04%        3,977
Non-taxable securities (2)                 14,680          8.38%          920        15,118         8.48%          959
Short-term investments,
    principally federal funds              40,253          2.16%          651        31,730         2.52%          598
                                       ----------                  ----------    ----------                 ----------
Total interest-earning assets           1,219,360          6.13%       55,886     1,077,967         6.89%       55,544
                                                                   ----------                               ----------

Liabilities
Savings, NOW and money
     market deposits                   $  403,327          0.56%   $    1,682       365,151         1.04%        2,835
Time deposits >$100,000                   228,039          2.67%        4,560       182,772         3.84%        5,251
Other time deposits                       375,016          2.46%        6,888       352,217         3.68%        9,697
                                       ----------                  ----------    ----------                 ----------
     Total interest-bearing deposits    1,006,382          1.74%       13,130       900,140         2.64%       17,783
Borrowings                                 35,955          4.86%        1,306        19,458         4.93%          718
                                       ----------                  ----------    ----------                 ----------
Total interest-bearing liabilities      1,042,337          1.85%       14,436       919,598         2.69%       18,501
                                                                   ----------                               ----------
Non-interest-bearing deposits             124,393                                   100,824
Net yield on interest-earning
  assets and  net interest income                          4.54%   $   41,450                       4.59%   $   37,043
                                                                   ==========                               ==========
Interest rate spread                                       4.28%                                    4.20%

Average prime rate                                         4.16%                                    4.75%

(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2) Includes tax-equivalent adjustments of $393,000 and $404,000 in 2003 and 2002, respectively, to reflect the tax benefit that the Company receives related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 35% tax rate and is reduced by the related nondeductible portion of interest expense.

      Average loans outstanding for the third quarter of 2003 were $1.128 billion, which was 15.2% higher than the average loans outstanding for the third quarter of 2002 ($979 million). Average loans outstanding for the nine months ended September 30, 2003 were $1.089 billion, which was 15.4% higher than the average loans outstanding for the nine months ended June 30, 2002 ($943 million).

      Average deposits outstanding for the third quarter of 2003 were $1.147 billion, which was 14.4% higher than the average deposits outstanding for the third quarter of 2002 ($1.003 billion). Average deposits outstanding for the nine months ended September 30, 2003 were $1.131 billion, which was 13.0% higher than the average deposits outstanding for the nine months ended September 30, 2002 ($1.001 billion).

      The increases in the average loans and deposits in 2003 compared to 2002 were a result of both internally generated growth as well as growth realized from acquisitions. See additional discussion regarding the nature of the growth in loans and deposits in the section entitled "Financial Condition" below. The effect of the higher amounts of average loans and deposits was to increase net interest income in 2003.

      The positive impact on net interest income of the increases in loans and deposits more than offset the effects of the slightly lower net interest margins realized in 2003 compared to 2002. The Company's 4.52% net interest margin (tax-equivalent net interest income divided by average earning assets) for the third quarter of 2003 was within 7 basis points of the net interest margin recorded in each of the three preceding quarters, but was less than the 4.78% net interest margin recorded in the third quarter of 2002. The decrease in the net interest margin was caused primarily by the negative impact of the interest rate cuts initiated by the Federal Reserve subsequent to September 30, 2002. Generally, when rates change, net interest income is negatively impacted (at least temporarily) because the Company's interest-sensitive assets that are subject to adjustment (primarily adjustable rate loans) reprice immediately at the full amount of the rate change, while the Company's interest-sensitive liabilities (primarily savings, NOW and money market accounts and time deposits) that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. The Company's net interest margin for the nine months ended September 30, 2003 and 2002 did not differ significantly, amounting to 4.54% and 4.59%, respectively. See additional discussion regarding the Company's net interest margin and the impact that recent interest rate cuts have had on it in Item 3 below entitled - INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK).

      Asset quality ratios, including net charge-offs, have remained fairly stable in 2003 compared to 2002. The primary cause for differences in the provision for loan losses in 2003 compared to 2002 has been the amount of loan growth experienced by the Company. In the third quarter of 2003, net internal loan growth ("internal loan growth" excludes loans assumed in acquisitions for which preestablished reserves have been recorded) amounted to $34 million compared to $14 million in the third quarter of 2002, which was largely responsible for the Company recording a higher provision for loan losses in 2003 ($695,000) compared to the same quarter in 2002 ($575,000). The provision for loan losses for the nine months ended September 30, 2003 and 2002 did not vary significantly, amounting to $1,755,00 and $1,790,000, respectively, with internal net loan growth of approximately $95 million for each nine month period.

      Noninterest income for the three and nine month periods ended September 30, 2003 amounted to $3,802,000 and $11,137,000, respectively, increases of 31.6% and 26.7% over the amounts recorded in the same three and nine month periods in 2002.

      The primary factors affecting the increase in noninterest income were -1) internal growth in the Company's business - for the twelve months ended September 30, 2003, excluding the Company's CCB acquisition, loans increased 11% and deposits increased 6%, which have provided the Company with fee income opportunities, 2) the CCB acquisition - CCB has contributed approximately $180,000 in each of the first three quarters of 2003 in noninterest income (primarily service charges on deposit accounts), and 3) as a result of the high refinancing activity driven by the very low interest rate environment, fees that the Company earns from mortgage loans presold into the secondary market amounted to $565,000 and $1,918,000 for the three and nine months ended September 30, 2003, respectively, increases of 57% and 68%, respectively, over the amounts recorded in the three and nine months ended September 30, 2002, respectively. The $565,000 in fees from presold mortgages recorded in the third quarter of 2003 was a decrease from $651,000 recorded in the second quarter of 2003. The decrease in these fees is primarily a result of the increase in mortgage interest rates that occurred subsequent to June 30, 2003. With the additional increases in mortgage loan rates that occurred in September and October 2003, the Company believes it is likely that these fees will continue to decrease on a linked-quarter basis.

      Also contributing to the increases in noninterest income in 2003 were higher amounts of commissions from sales of insurance and financial products. This line item includes commissions the Company receives from three sources - 1) sales of credit insurance associated with new loans, 2) commissions from the sales of investment, annuity, and long-term care insurance products, and 3) commissions from the sale of property and casualty insurance. The following table presents these components for the three month and nine month periods ended September 30, 2003 compared to the same periods in 2002:

                                      Three Months Ended September 30,        Nine Months Ended September 30,
                                 -------------------------------------    --------------------------------------
($ in thousands)                  2003      2002    $ Change  % Change     2003      2002    $ Change   % Change
                                 -----  --------  ----------  --------    ------   -------  ---------  ---------
Commissions earned from:
Sales of credit insurance        $  73        66         7      10.6%     $ 221       305       (84)     (27.5)%
Sales of investments,
    annuities, and long term
    care insurance                  68        65         3       4.6%       190       177        13        7.3%
Sales of property and
    casualty insurance             220        58       162     279.3%       545       150       395      245.0%
                                 -----     -----     -----     -----      -----     -----     -----      -----
     Total                       $ 361       189       172      91.0%     $ 956       632       324       51.3%
                                 =====     =====     =====     =====      =====     =====     =====      =====

      The decrease in commissions earned from sales from credit insurance for the nine months ended September 30, 2003 is primarily related to an approximately $70,000 decrease in the "experience bonus" that is received annually in the first quarter of each year from the insurance companies for which the Company acts as an agent. The experience bonus can fluctuate depending on the actual loss experience that the insurance companies experience related to the Company's customers. The increase in commissions from sales of investments, annuities, and long term care insurance for both the three and nine month periods in 2003 compared to 2002 is primarily due to the hiring of an additional staff person in this area. The increase in commissions earned from sales of property and casualty insurance is primarily due to the acquisition of Uwharrie Insurance, which was effective on January 2, 2003 - see Note 10 to the consolidated financial statements above.

      Miscellaneous components of noninterest income, including securities gains and "other" gains/losses (comprised primarily of sales of other real estate), were higher in 2003 than in 2002, contributing approximately $0.01 of diluted earnings per share to the Company's reported earnings in the three and nine months ended September 30, 2003. For the same three and nine month periods in 2002, there was no impact to diluted earnings per share from the net effect of these two components of noninterest income.

      Noninterest expenses for the three and nine months ended September 30, 2003 amounted to $9,273,000 and $27,873,000, respectively, increases of 14.0% and 16.4% from the amounts recorded in the same three and nine month periods in 2002. The increase in noninterest expenses occurred in all categories and is associated with the overall growth of the Company in terms of branch network, employees and customer base. The acquisitions of Uwharrie Insurance and CCB have resulted in incremental noninterest expense of approximately $600,000 per quarter. In addition to the overall growth experienced, the Company made significant technology investments in mid-2002, including check imaging technology (which was introduced in July 2002) and a company-wide computer network that increased equipment depreciation expense.

      The provision for income taxes was $2,819,000 in the third quarter of 2003 compared to $2,538,000 in the third quarter of 2002, an increase of 11.1%. The provision for income taxes for the nine months ended September 30, 2003 amounted to $8,006,000 compared to $6,887,000 for the first nine months of 2002. The effective tax rates did not vary significantly among the periods presented, amounting to approximately 35-36% in each period. In the normal course of business, the Company carries out various tax planning initiatives in order to control its effective tax rate.

FINANCIAL CONDITION

      Total assets at September 30, 2003 amounted to $1.357 billion, 16.1% higher than a year earlier. Total loans at September 30, 2003 amounted to $1.143 billion, a 16.3% increase from a year earlier, and total deposits amounted to $1.144 billion at September 30, 2003, a 12.7% increase from a year earlier. In addition to internal growth, a significant portion of the Company's growth from a year ago is due to the Company's January 2003 acquisition of CCB, and to a lesser degree the Company's purchase of a bank branch in Broadway, North Carolina in October

2002. As of their respective acquisition dates, CCB had total assets of $70.2 million, with loans of $47.7 million and deposits of $58.9 million, while the Broadway branch had $3.1 million in loans and $8.4 million in deposits.

      The following tables present information regarding the nature of the Company's growth since September 30, 2002.

                                 Balance at                                    Balance at       Total        Percentage growth,
      October 1, 2002 to         beginning       Internal      Growth from       end of       percentage         excluding
      September 30, 2003         of period        Growth      Acquisitions       period         growth          acquisitions
                                 ------------  ------------  --------------  -------------  --------------  --------------------
                                                                  ($ in thousands)

Loans                            $   983,045      109,056         50,799        1,142,900        16.3%              11.1%
                                 ===========   ==========    ===========     ============   =========       ============
Deposits - Noninterest bearing   $   106,521       13,573         10,427          130,521        22.5%              12.7%
Deposits - Savings, NOW, and
     Money Market                    369,670       25,584         18,257          413,511        11.9%               6.9%
Deposits - Time>$100,000             188,888       27,452         12,566          228,906        21.2%              14.5%
Deposits - Time<$100,000             350,239       (5,431)        26,052          370,860         5.9%              (1.6)%
                                 -----------   ----------    -----------     ------------   ---------       ------------
   Total deposits                $ 1,015,318       61,178         67,302        1,143,798        12.7%               6.0%
                                 ===========   ==========    ===========     ============   =========       ============

      January 1, 2003 to
      September 30, 2003

Loans                            $   998,547       96,637         47,716        1,142,900        14.5%               9.7%
                                 ===========   ==========    ===========     ============   =========       ============
Deposits - Noninterest bearing   $   112,380        9,364          8,777          130,521        16.1%               8.3%
Deposits - Savings, NOW, and
     Money Market                    387,691       10,885         14,935          413,511         6.7%               2.8%
Deposits - Time>$100,000             199,794       16,546         12,566          228,906        14.6%               8.3%
Deposits - Time<$100,000             356,092       (7,815)        22,583          370,860         4.1%              (2.2%)
                                 -----------   ----------    -----------     ------------   ---------       ------------
   Total deposits                $ 1,055,957       28,980         58,861        1,143,798         8.3%               2.7%
                                 ===========   ==========    ===========     ============   =========       ============

      As can be seen in the first table, over the past twelve months the Company's internal growth rates for loans and deposits were 11.1% and 6.0% respectively, with the growth assumed in acquisitions increasing the overall growth in loans to 16.3% and deposits to 12.7%. As can be seen in the second table, the Company experienced internal growth of 9.7% in loans (12.9% annualized) and 2.7% in deposits (3.6% annualized) during the first nine months of 2003. The CCB acquisition increased overall loan and deposit growth by 5%-6%. The very low interest rate environment over the past twelve months has encouraged customers to borrow money at low rates, while the low rates have presented a challenge to attracting deposits, particularly consumer time deposits.

NONPERFORMING ASSETS

      Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. Nonperforming assets are summarized as follows:

                                             September 30,     December 31,      September 30,
($ in thousands)                                 2003              2002              2002
                                             ------------      ------------      ------------
Nonperforming loans:
   Nonaccrual loans                          $      4,343             2,976             3,009
   Restructured loans                                  21                41                73
   Accruing loans > 90 days past due                   --                --                --
                                             ------------      ------------      ------------
Total nonperforming loans                           4,364             3,017             3,082
Other real estate                                     929             1,384             1,277
                                             ------------      ------------      ------------

Total nonperforming assets                   $      5,293             4,401             4,359
                                             ============      ============      ============

Nonperforming loans to total loans                   0.38%             0.30%             0.31%
Nonperforming assets as a percentage of
   loans and other real estate                       0.46%             0.44%             0.44%
Nonperforming assets to total assets                 0.39%             0.36%             0.37%
Allowance for loan losses to total loans             1.11%             1.09%             1.07%

      Management has reviewed the collateral for the nonperforming assets, including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

      The level of nonaccrual loans has increased in 2003, amounting to $4.3 million at September 30, 2003, compared to $3.0 million at December 31, 2002 and September 30, 2002. The primary reason for the increase is due to the Company placing four loans on nonaccrual status during the second quarter of 2003, each with an outstanding balance of between $110,000 and $340,000. Each loan is secured by a single family residence, and the Company does not anticipate significant losses on any of the loans.

      The Company continues to have one large credit that was on nonaccrual basis as of each of the three dates presented. The nonaccrual balance of this credit amounted to $664,000, $1.0 million, and $1.2 million as of September 30, 2003, December 31, 2002, and September 30, 2002, respectively. The borrower of this credit, which is secured by real estate, has liquidity problems. During the last three months of 2002, the borrower sold several pieces of the real estate collateral that provided $200,000 in paydowns, resulting in the $1.0 million outstanding balance at December 31, 2002. At December 31, 2002, the Company had accepted a nonbinding proposal from a third party that would result in the receipt of approximately $750,000 of the $1.0 million outstanding in 2003, with the remaining $250,000 to be charged-off by the Company. At December 31, 2002, the Company had a specific impaired loan valuation allowance of $250,000 assigned to this relationship. During the first quarter of 2003, because of the increasing likelihood that the terms of the nonbinding proposal would occur, the Company charged-off the $250,000 specific reserve that had been established, resulting in a $750,000 balance. During the third quarter of 2003, the borrower sold a piece of real estate, the net proceeds of which were used to pay down the principal balance by $86,000. The Company continues to expect that the payment associated with the nonbinding proposal discussed above will be received (net of the $86,000 in paydowns), but delays have occurred relating to how the third party wishes to legally structure the transaction, and therefore the Company does not know when the payment will be received.

      The recorded investment in loans considered to be impaired under FASB Statement 114 did not vary significantly among the periods presented, amounting to $1,571,000, $1,431,000, and $1,564,000 at September 30, 2003, December 31,
2002, and September 30, 2002, respectively, all of which were on nonaccrual status. A significant portion of the impaired loans for each of the three periods presented is the same large credit noted above that is on nonaccrual status. At September 30, 2003, December 31, 2002, and September 30, 2002, the related allowance for loan losses for all impaired loans was $331,000 (five of the seven impaired loans totaling $889,000 at September 30, 2003 had an assigned valuation allowance), $290,000 (related to three of the four impaired loans with a total balance of $1,269,000), and $120,000 (related to two loans with a balance of $1,209,000, with the remainder of impaired loans having no valuation allowance), respectively. The average recorded investments in impaired loans during the nine month period ended September 30, 2003, the year ended December 31, 2002, and the nine months ended September 30, 2002 were approximately $1,625,000, $1,882,000, and $1,919,000, respectively. For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

      As of September 30, 2003, December 31, 2002 and September 30, 2002, the amount of the Company's other real estate amounted to $929,000, $1,384,000, and $1,277,000, respectively, which consisted principally of several parcels of real estate. The primary reason for the decrease in other real estate from December 31, 2002 to September 30, 2003 was the sale of a piece of undeveloped land with a book value of $210,000, which resulted in a gain of $80,000. The Company's management has reviewed recent appraisals of its other real estate and believes that their fair values, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

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

      Asset quality ratios, including net charge-offs, have remained fairly stable in 2003 compared to 2002. The primary cause of any differences in the provision for loan losses in 2003 compared to 2002 has been the amount of loan growth experienced by the Company. In the third quarter of 2003, net internal loan growth ("internal loan growth" excludes loans assumed in acquisitions for which preestablished reserves have been recorded) amounted to $34 million compared to $14 million in the third quarter of 2002, which was largely responsible for the Company recording a higher provision for loan losses in 2003 ($695,000) compared to the same quarter in 2002 ($575,000). The provision for loan losses for the nine months ended September 30, 2003 and 2002 did not differ significantly, amounting to $1,755,00 and $1,790,000, respectively, with the Company experiencing net internal loan growth of approximately $95 million for each nine month period.

      At September 30, 2003, the allowance for loan losses amounted to $12,700,000, compared to $10,907,000 at December 31, 2002 and $10,524,000 at
September 30, 2002. The allowance for loan losses was 1.11%, 1.09% and 1.07% of total loans as of September 30, 2003, December 31, 2002, and September 30, 2002, respectively. The slight increase in the allowance for loan losses since December 31, 2002 is primarily the result of the CCB acquisition (see note 10 to the Consolidated Financial Statements for a description of recently completed acquisitions). At the time of the acquisition, CCB's allowance for loan losses amounted to 1.57% of gross loans. The increase in the allowance percentage from September 30, 2002 was also caused by a slight shift in the composition of the Company's loan portfolio from residential mortgage loans to commercial loans - commercial loans carry a higher reserve percentage in the Company's allowance for loan loss model than do residential mortgage loans. The slight shift from residential mortgage loans to commercial loans has been intentional. Two of the Company's recent bank acquisitions (First Savings Bancorp in September 2000 and Century Bancorp in May 2001) had loan portfolios that were highly concentrated in residential mortgage loans. As many of those loans have refinanced at lower rates over the past 12 months, the Company chose to sell the refinanced loans in the secondary market instead of holding them in the Company's loan portfolio. This strategy was implemented in an effort to shift the Company's loan portfolio to having a higher percentage of commercial loans, which are generally shorter term in nature and have higher interest rates.

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

                                                                  Nine Months           Year            Nine Months
                                                                     Ended              Ended              Ended
                                                                 September 30,      December 31,       September 30,
($ in thousands)                                                     2003               2002               2002
                                                                 -------------      ------------       -------------
Loans outstanding at end of period                                $  1,142,900           998,547             983,045
                                                                 =============      ============       =============
Average amount of loans outstanding                               $  1,088,553           954,885             943,017
                                                                 =============      ============       =============

Allowance for loan losses, at
   beginning of period                                            $     10,907             9,388        $      9,388

       Total charge-offs                                                  (904)           (1,211)               (761)
       Total recoveries                                                    191               135                 107
                                                                 -------------      ------------       -------------
            Net charge-offs                                               (713)           (1,076)               (654)
                                                                 -------------      ------------       -------------

Additions to the allowance charged to expense                            1,755             2,545               1,790
                                                                 -------------      ------------       -------------
Addition related to loans assumed in corporate acquisitions                751                50                  --
                                                                 -------------      ------------       -------------

Allowance for loan losses, at end of period                       $     12,700            10,907        $     10,524
                                                                 =============      ============       =============

Ratios:
   Net charge-offs (annualized) as a percent of average loans             0.09%             0.11%               0.09%
   Allowance for loan losses as a
         percent of  loans at end of period                               1.11%             1.09%               1.07%

      Based on the results of the Company's loan analysis and grading program and management's evaluation of the allowance for loan losses at September 30, 2003, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2002.

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

      In addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources - 1) an approximately $173 million line of credit with the Federal Home Loan Bank (of which $46 million has been drawn), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at September 30, 2003), and 3) an approximately $55 million line of credit through the Federal Reserve Bank of Richmond's discount window (none of which was outstanding at September 30, 2003).

     The Company's liquidity lessened slightly from December 31, 2002 to September 30, 2003, as loan growth exceeded deposit growth in the first nine months of 2003. The Company's loan to deposit ratio was 99.9% at September 30, 2003 compared to 94.6% at December 31, 2002. As a result of the lower amount of deposit growth compared to loan growth, the Company funded a portion of its 2003 loan growth with borrowed funds which resulted in the Company's borrowings outstanding amounting to $66 million at September 30, 2003 compared to $30 million at December 31, 2002. The level of the Company's liquid assets (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) as a percentage of deposits and borrowings was 12.9% at September 30, 2003 compared to 16.0% at December 31, 2002.

      The Company's liquidity improved subsequent to September 30, 2003 upon the October 24, 2003 completion of a purchase from RBC Centura Bank ("RBC") of four branches with approximately $25 million in loans and $102 million in deposits - see note 11 to the Consolidated Financial Statements. The completion of this purchase resulted in a net cash payment of approximately $61 million being received by the Company from RBC. As a result of this branch purchase transaction, the Company's pro forma loan to deposit ratio decreased to 93.7% and the level of liquid assets as a percentage of deposits and borrowings increased to 16.5%.

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

      Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. The Company does not engage in these types of derivatives activities.

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

      At September 30, 2003, the Company's capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents the Company's capital ratios and the regulatory minimums discussed above for the periods indicated.

                                                       September 30,   December 31,    September 30,
                                                           2003            2002            2002
                                                       -------------   ------------    -------------
Risk-based capital ratios:
   Tier I capital to Tier I risk adjusted assets          11.38%          12.68%          10.77%
   Minimum required Tier I capital                         4.00%           4.00%           4.00%

   Total risk-based capital to
         Tier II risk-adjusted assets                     12.42%          13.69%          11.80%
   Minimum required total risk-based capital               8.00%           8.00%           8.00%

Leverage capital ratios:
   Tier I leverage capital to
       adjusted first quarter average assets               9.33%          10.09%           8.53%
   Minimum required Tier I leverage capital                4.00%           4.00%           4.00%

      After increasing in the fourth quarter of 2002 as a result of issuing $20 million in trust preferred securities in October 2002, the Company's capital ratios declined in 2003 primarily as a result of the acquisition of CCB (see
Note 11 to the Consolidated Financial Statements).

      As a result of the RBC branch acquisition discussed above in note 11 to the Consolidated Financial Statements, each of the Company's capital ratios noted above decreased by 150-200 basis points subsequent to September 30, 2003. To partially offset the decrease in these ratios, the Company plans to issue an additional $20 million in trust preferred securities in December 2003, the pro forma effects of which would result in the total risk based capital ratio to tier II risk-adjusted assets ratio decreasing by only 14 basis points and the other two ratios decreasing by only 110 basis points.

      The Company's bank subsidiary is also subject to similar capital requirements as those discussed above. The bank subsidiary's capital ratios do not vary materially from the Company's capital ratios presented above. At

September 30, 2003, the Company's bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

SHARE REPURCHASES

      During the third quarter of 2003, the Company repurchased 8,666 shares of its own common stock at an average price of $26.01 per share. For the nine months ended September 30, 2003, the Company repurchased 209,380 shares of its own common stock at an average price of $24.83 per share. At September 30, 2003, the Company had approximately 161,000 shares available for repurchase under existing authority from its board of directors. The Company plans to repurchase these shares in open market and privately negotiated transactions, as market conditions and the Company's liquidity warrant, subject to compliance with applicable regulations.

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

      The Company's 4.52% net interest margin (tax-equivalent net interest income divided by average earning assets) for the third quarter of 2003 was within 7 basis points of the net interest margin recorded in each of the three preceding quarters, but was less than the 4.78% net interest margin recorded in the third quarter of 2002. The decrease in the net interest margin was caused primarily by the negative impact of two interest rate cuts totaling 50 basis points initiated by the Federal Reserve subsequent to September 30, 2002 - as discussed below, at least in the short-term, the Company's net interest margin is negatively impacted by rate decreases. The Company's net interest margins for the nine months ended September 30, 2003 and 2002 did not differ significantly, amounting to 4.54% and 4.59%, respectively - both nine month periods were affected by recent interest rate cuts. See "Components of Earnings" above for additional discussion regarding variances in the Company's net interest margin.

      For each of the periods presented in this report, although the Company has had more interest-sensitive liabilities than interest-sensitive assets subject to repricing within twelve months, the Company's interest-sensitive assets have repriced sooner (generally the day following the interest rate cut) and by a larger percentage (generally by the same number of basis points that the Federal Reserve discount rate was decreased) than did the Company's interest-sensitive liabilities that were subject to repricing. The Company's primary interest-sensitive assets are its interest-bearing cash, maturing investments, and adjustable rate loans (which are typically 45%-50% of the Company's total loan portfolio), while its primary interest-sensitive liabilities consist of the following 1) savings, NOW, and money market deposits, and 2) time deposits. Interest rates paid on savings, NOW and money market deposits are set by management of the Company, and although the interest rates on these accounts were decreased by the Company within days of each of the Federal Reserve rate cuts that have occurred in recent years, it has not been possible to reduce the interest rates by the full amount of the Federal Reserve cuts due to competitive considerations and the already relatively low rates paid on these types of accounts. Interest rates paid on time deposits are generally fixed and not subject to automatic adjustment. When time deposits mature, the Company has the opportunity, at the customers' discretion, to renew the time deposit at a rate set by the Company. Because time deposits that are interest-sensitive in a twelve month horizon mature throughout the twelve month period, any change in the renewal rate will only affect a portion of the twelve month period. Also, although changes in interest rates on renewing time deposits generally track rate changes in the interest rate environment, the Company has not been able in recent years to decrease rates on renewing time deposits by the corresponding decreases in the Federal Reserve discount rate because of competitive pressures in the Company's market.

      Thus, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates (In fact, it has been the Company's experience that each interest rate cut occurring during the past three years has negatively impacted (at least temporarily) the Company's net interest margin). Generally, as discussed above, when rates change, the Company's interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while the Company's interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. The net effect is that in the twelve month horizon, as rates change, the impact of having a higher level of interest-sensitive liabilities is substantially negated by the later and typically lower proportionate change these liabilities experience compared to interest sensitive assets. However, recent rate cuts, particularly the two rate cuts totaling 50 basis points that have occurred since September 30, 2002, may have a more pronounced and a longer lasting negative impact on the Company's net interest margin than previous rate cuts because of the inability of the Company to reset deposit rates by an amount (because of their already near-zero rates) that would offset the negative impact of the rate cut on the yields earned on the Company's interest earning assets.

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

                                        Expected Maturities of Market Sensitive
                                         Instruments Held at September 30, 2003
                            ----------------------------------------------------------------
                                                                                              Average    Estimated
                                                                                              Interest     Fair
($ in thousands)             1 Year   2 Years  3 Years  4 Years  5 Years  Beyond     Total    Rate (1)     Value
                            --------  -------  -------  -------  -------  -------  ---------  --------   ----------
Due from banks,
   interest bearing         $  5,401       --       --       --       --       --      5,401      0.97%  $    5,401
Federal funds sold             9,478       --       --       --       --       --      9,478      0.97%       9,478
Presold mortgages in           6,224       --       --       --       --       --      6,224      5.25%       6,224
   process of settlement
Debt securities- at
   amortized cost (1) (2)     30,274   15,028   14,164    9,131    2,488   25,544     96,629      4.97%      98,817
Loans - fixed (3) (4)         89,600   68,686   84,480   98,655   98,065   67,846    507,332      7.13%     516,642
Loans - adjustable (3) (4)   204,817   65,768   59,943   64,994  116,192  119,511    631,225      4.88%     631,604
                            --------  -------  -------  -------  -------  -------  ---------  --------   ----------
  Total                     $345,794  149,482  158,587  172,780  216,745  212,901  1,256,289      5.74%  $1,268,166
                            ========  =======  =======  =======  =======  =======  =========  ========   ==========

Savings, NOW, and
money market
deposits                    $413,511       --       --       --       --       --    413,511      0.47%  $  413,511
Time deposits                508,128   46,225   11,020   16,691   16,271    1,431    599,766      2.44%     602,010
Borrowings - fixed (2)            --    1,000    2,000    2,000    1,000    5,000     11,000      4.23%      11,544
Borrowings - adjustable       35,000       --       --       --       --   20,000     55,000      2.49%      55,000
                            --------  -------  -------  -------  -------  -------  ---------  --------   ----------
  Total                     $956,639   47,225   13,020   18,691   17,271   26,431  1,079,277      1.57%  $1,082,065
                            ========  =======  =======  =======  =======  =======  =========  ========   ==========

(1) Tax-exempt securities are reflected at a tax-equivalent basis using a 35% tax rate.

(2) Callable securities and borrowings with above market interest rates at September 30, 2003 are assumed to mature at their call date for purposes of this table. Mortgage-backed securities are assumed to mature in the period of their expected repayment based on estimated prepayment speeds.

(3)   Excludes nonaccrual loans and allowance for loan losses.

(4) Single-family mortgage loans are assumed to mature in the period of their expected repayment based on estimated prepayment speeds. All other loans are shown in the period of their contractual maturity.

      The Company's market-sensitive assets and liabilities each have estimated fair values that are slightly higher than their carrying value. This is due to the yields on these portfolios being higher than market yields at September 30, 2003 for instruments with maturities similar to the remaining term of the portfolios, due to the declining interest rate environment.

      See additional discussion of the Company's net interest margin in the "Components of Earnings" section above.

Item 4. Controls and Procedures

      (a) The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003, and they have concluded that these controls and procedures are effective.

      (b) There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

10.a Purchase and Assumption Agreement with RBC Centura Bank, dated August 13, 2003.

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

32.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) There were three reports on Form 8-K filed during the quarter ended September 30, 2003.

      On July 23, 2003, the Company filed a report on Form 8-K regarding its July 23, 2003 news release in which it announced its earnings for the quarter ended June 30, 2003. The full text of the news release dated July 23, 2003 was attached as Exhibit 99(a) to this Form 8-K filing.

      On August 14, 2003, the Company filed a report on Form 8-K regarding its August 14, 2003 news release in which it announced that it had reached an agreement to purchase four bank branches from RBC Centura Bank. The full text of the news release dated August 14, 2003 was attached as Exhibit 99(a) to this Form 8-K filing.

      On September 3, 2003, the Company filed a report on Form 8-K regarding its September 3, 2003 news release in which the Company refuted a published article about a potential merger transaction with Capital Bank. The full text of the news release dated September 3, 2003 was attached as Exhibit 99(a) to this Form 8-K filing.

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FIRST BANCORP

            November 13, 2003              BY:   James H. Garner
                                           ---------------------------
                                                 James H. Garner
                                                     President
                                           (Principal Executive Officer),
                                              Treasurer and Director

            November 13, 2003              BY:   Anna G. Hollers
                                           ---------------------------
                                                 Anna G. Hollers
                                             Executive Vice President
                                                   and Secretary

            November 13, 2003              BY:   Eric P. Credle
                                           ---------------------------
                                                 Eric P. Credle
                                               Senior Vice President
                                            and Chief Financial Officer