Form 10-K
period 2003-12-31
FIRST BANCORP /NC/
filed 2004-03-15
CIK 811589

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

                   For the fiscal year ended December 31, 2003

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

      The aggregate market value of the voting stock, Common Stock, no par value, held by non-affiliates of the registrant, based on the average bid and asked prices of the Common Stock as of the last trading day prior to June 30, 2003 as reported on the NASDAQ National Market System, was approximately $209,719,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares of the Registrant's Common Stock outstanding on February 20, 2004 was 9,481,628.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

================================================================================

                              CROSS REFERENCE INDEX

                                                                                            Begins on
                                                                                            Page (s)
                                                                                            --------
PART I
      Item 1   Business                                                                         4
      Item 2   Properties                                                                      11
      Item 3   Legal Proceedings                                                               11
      Item 4   Submission of Matters to a Vote of Shareholders                                 12

PART II
      Item 5   Market for the Registrant's Common Stock and Related
                    Shareholder Matters                                                        12
      Item 6   Selected Consolidated Financial Data                                          12, 43
      Item 7   Management's Discussion and Analysis of Results of
                    Operations and Financial Condition                                         12
                  Critical Accounting Policies                                                 12
                  Merger and Acquisition Activity                                              14
                  Statistical Information
                     Net Interest Income                                                     19, 44
                     Average Balances and Net Interest Income Analysis                       19, 44
                     Volume and Rate Variance Analysis                                       19, 45
                     Provision for Loan Losses                                               21, 50
                     Noninterest Income                                                      22, 45
                     Noninterest Expenses                                                    23, 45
                     Income Taxes                                                            24, 46
                     Distribution of Assets and Liabilities                                  25, 46
                     Securities                                                              26, 46
                     Loans                                                                   27, 48
                     Nonperforming Assets                                                    28, 49
                     Allowance for Loan Losses and Loan Loss Experience                      30, 49
                     Deposits                                                                32, 51
                     Borrowings                                                                32
                     Liquidity, Commitments, and Contingencies                               33, 52
                     Off-Balance Sheet Arrangements and Derivative Financial Instruments       35
                     Interest Rate Risk (Including Quantitative
                                and Qualitative Disclosures About Market Risk)               35, 52
                     Return on Assets and Equity                                             37, 53
                     Capital Resources and Shareholders' Equity                              37, 53
                     Inflation                                                                 39
                     Current Accounting Matters                                                39
      Item 7A  Quantitative and Qualitative Disclosures About Market Risk                      42
      Forward-Looking Statements                                                               42
      Item 8   Financial Statements and Supplementary Data:
               Consolidated Balance Sheets as of December 31, 2003 and 2002                    55
               Consolidated Statements of Income for each of the years in the
                    three-year period ended December 31, 2003                                  56
               Consolidated Statements of Comprehensive Income for each of the
                    years in the three-year period ended December 31, 2003                     57

                                                                                            Begins on
                                                                                            Page (s)
                                                                                            --------
               Consolidated Statements of Shareholders' Equity for each of the years
                    in the three-year period ended December 31, 2003                           58
               Consolidated Statements of Cash Flows for each of the years
                    in the three-year period ended December 31, 2003                           59
               Notes to Consolidated Financial Statements                                      60
               Independent Auditors' Report                                                    95
               Selected Consolidated Financial Data                                            43
               Quarterly Financial Summary                                                     54

      Item 9   Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosures                                                  96
      Item 9A  Controls and Procedures                                                         96

PART III
      Item 10  Directors and Executive Officers of the Registrant; Compliance
                    with Section 16 (a) of the Exchange Act                                    96*
      Item 11  Executive Compensation                                                          96*
      Item 12  Security Ownership of Certain Beneficial Owners and Management                  96*
      Item 13  Certain Relationships and Related Transactions                                  96*
      Item 14  Principal Accountant Fees and Services

Part IV
      Item 15  Exhibits, Financial Statement Schedules and Reports of Form 8-K                 97

SIGNATURES                                                                                     99

* Information called for by portions of Part III (Items 10 through 14) is incorporated herein by reference to the Registrant's definitive Proxy
      Statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART I

Item 1. Business

General Description

The Company

      First Bancorp (the "Company") is a bank holding company. The principal activity of the Company is the ownership and operation of First Bank (the "Bank"), a state chartered bank with its main office in Troy, North Carolina. The Company also owns and operates two nonbank subsidiaries: Montgomery Data Services, Inc. ("Montgomery Data"), a data processing company and First Bancorp Financial Services, Inc. ("First Bancorp Financial"), which owns and operates various real estate. The Company is also the parent to three statutory business trusts created under the laws of the State of Delaware, which have issued a total of $40 million in trust preferred debt securities. All of the Company's subsidiaries are fully consolidated for financial reporting purposes.

      The Bank has two wholly owned subsidiaries, First Bank Insurance Services, Inc. ("First Bank Insurance") and First Montgomery Financial Services Corporation ("First Montgomery"). First Bank Insurance was acquired as an active insurance agency in 1994 in connection with the Company's acquisition of a bank that had an insurance subsidiary. On December 29, 1995, the insurance agency operations of First Bank Insurance were divested. From December 1995 until October 1999, First Bank Insurance was inactive. In October 1999, First Bank Insurance began operations again as a provider of non-FDIC insured investments and insurance products. Currently, First Bank Insurance's primary business activity is the placement of property and casualty insurance coverage. First Montgomery, a Virginia company incorporated on November 2, 2001, was formed to acquire real estate in Virginia and lease the property to the Bank. First Troy Realty Corporation ("First Troy") was incorporated on May 12, 1999 and is a subsidiary of First Montgomery. First Troy allows the Bank to centrally manage a portion of its residential, mortgage, and commercial real estate loan portfolio.

      The Company was incorporated in North Carolina on December 8, 1983, as Montgomery Bancorp, for the purpose of acquiring 100% of the outstanding common stock of the Bank through stock-for-stock exchanges. On December 31, 1986, the Company changed its name to First Bancorp to conform its name to the name of the Bank, which had changed its name from Bank of Montgomery to First Bank in 1985.

      The Bank was organized in 1934 and began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated. As of December 31, 2003, the Bank operated in a 21 county area centered in Troy, North Carolina. Troy, population 3,400, is located in the center of Montgomery County, approximately 60 miles east of Charlotte, 50 miles south of Greensboro, and 80 miles southwest of Raleigh. The Bank conducts business from 57 branches located within a 120-mile radius of Troy, covering principally a geographical area from Latta, South Carolina to the southeast, to Wallace, North Carolina to the east, to Mayodan, North Carolina to the north, to Wytheville, Virginia to the northwest, and Harmony, North Carolina to the west. The Bank's newest branch, which opened on January 20, 2004 in Abingdon, Virginia, brought the Bank's total branch network to 58 branches, with 53 of the branches being in North Carolina, three branches being in South Carolina (all in Dillon County), and two branches in Virginia, where the Bank operates under the name "First Bank of Virginia." Ranked by assets, the Bank was the 7th largest bank in North Carolina as of December 31, 2003.

      On September 14, 2000, the Company completed the merger acquisition of First Savings Bancorp, Inc. ("First Savings"). The merger was accounted for as a pooling-of-interests and accordingly, all financial results for prior periods have been restated to include the combined results of the Company and First Savings. At the time of the merger, First Savings had approximately $310 million in assets, and in connection with the merger the Company issued approximately
4.4 million shares of stock, nearly doubling its number of shares outstanding. For information about other merger and acquisition activity, see "Merger and Acquisition Activity" under Item 7

- Management's Discussion and Analysis of Results of Operations and Financial Condition.

      The Bank provides a full range of banking services, including the accepting of demand and time deposits, the making of secured and unsecured loans to individuals and businesses, and the offering of credit cards and debit cards. In 2003, as in recent prior years, the Bank accounted for substantially all of the Company's consolidated net income.

      The Company's principal executive offices are located at 341 North Main Street, Troy, North Carolina 27371-0508, and its telephone number is (910) 576-6171. Unless the context requires otherwise, references to the "Company" in this annual report on Form 10-K shall mean collectively First Bancorp and its subsidiaries.

General Business

      The Bank engages in a full range of banking activities, providing such services as checking, savings, NOW and money market accounts and other time deposits of various types; loans for business, agriculture, real estate, personal uses, home improvement and automobiles; credit cards; debit cards; letters of credit; IRAs; safe deposit box rentals; bank money orders; and electronic funds transfer services, including wire transfers, automated teller machines, and bank-by-phone capabilities. Because the majority of the Bank's customers are individuals and small to medium-sized businesses located in the counties it serves, management does not believe that the loss of a single customer or group of customers would have a material adverse impact on the Bank. There are no seasonal factors that tend to have any material effect on the Bank's business, and the Bank does not rely on foreign sources of funds or income. Because the Bank operates primarily within the central Piedmont region of North Carolina, the economic conditions within that area could have a material impact on the Company. See additional discussion below in the section entitled "Territory Served and Competition."

      Beginning in 1999, First Bank Insurance began offering non-FDIC insured investment and insurance products, including mutual funds, annuities, long-term care insurance, life insurance, and company retirement plans, as well as financial planning services (the "investments division"). In May 2001, First Bank Insurance added to its product line when it acquired two insurance agencies that specialized in the placement of property and casualty insurance. In October 2003, the "investments division" of First Bank Insurance became a part the Bank. The sole activity of First Bank Insurance is now the placement of property and casualty insurance products.

      Montgomery Data's primary business is to provide electronic data processing services for the Bank. Ownership and operation of Montgomery Data allows the Company to do all of its electronic data processing without paying fees for such services to an independent provider. Maintaining its own data processing system also allows the Company to adapt the system to its individual needs and to the services and products it offers. Although not a significant source of income, Montgomery Data has historically made its excess data processing capabilities available to area financial institutions for a fee. Montgomery Data now has four outside customers that provided gross revenues of $333,000, $303,000, and $205,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

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

      First Bancorp Capital Trust I was organized in October 2002 for the purpose of issuing $20 million in debt securities. These borrowings are due on November 7, 2032 and were structured as trust preferred capital securities, which qualify as capital for regulatory capital adequacy requirements. These debt securities are callable by the Company at par on any quarterly interest payment date beginning on November 7, 2007. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 3.45%. This rate may not exceed 12.50% through November 2007.

      First Bancorp Capital Trust II and First Bancorp Capital Trust III were organized in December 2003 for the purpose of issuing $20 million in debt securities ($10 million were issued from each trust). These borrowings are due on December 19, 2033 and were also structured as trust preferred capital securities in order to qualify as regulatory capital. These debt securities are callable by the Company at par on any quarterly interest payment date beginning on January 23, 2009. The interest rate on these debt securities adjusts on a quarterly basis at a weighted average rate of three-month LIBOR plus 2.70%.

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

Territory Served and Competition

      The Company's headquarters are located in Troy, Montgomery County, North Carolina. The Company serves primarily the south central area of the Piedmont region of North Carolina. The following table presents, for each county the Company operates in, the number of bank branches operated by the Company within the county, the approximate amount of deposits with the Company in the county as of December 31, 2003, the Company's approximate market share, and the number of bank competitors located in the county.

                                       No. of           Deposits               Market          Number of
                   County             Branches        (in millions)             Share         Competitors
               -----------------      --------        -------------           ---------       -----------
               Anson, NC                  1            $       11                4.9%               4
               Cabarrus, NC               2                    23                1.3%               8
               Chatham, NC                2                    39                7.4%               9
               Davidson, NC               2                   106                6.9%               8
               Dillon, SC                 3                    62               25.2%               2
               Duplin, NC                 2                    44               16.7%               6
               Guilford, NC               1                    32                0.5%              21
               Harnett, NC                3                    76               10.1%               7
               Iredell, NC                1                    21                1.4%              10
               Lee, NC                    4                    99               15.3%               6
               Montgomery, NC             5                    84               34.9%               4
               Moore, NC                 10                   294               25.0%              10
               Randolph, NC               4                    44                3.6%              13
               Richmond, NC               1                    22                5.5%               4
               Robeson, NC                5                   115               14.9%               9
               Rockingham, NC             1                     3                0.0%               8
               Rowan, NC                  2                    38                3.4%              10
               Scotland, NC               2                    40               14.9%               5
               Stanly, NC                 4                    71                9.7%               5
               Wake, NC                   1                     9                0.1%              19
               Wythe, VA                  1                    16                3.5%               8
                                       ----             ---------
                   Total                 57             $   1,249
                                       ====             =========

      The Company's 57 branches and facilities are primarily located in small communities whose economies are based primarily on services, manufacturing and light industry. Although the Company's market is predominantly small communities and rural areas, the area is not dependent on agriculture. Textiles, furniture, mobile homes, electronics, plastic and metal fabrication, forest products, food products and cigarettes are among the leading manufacturing industries in the trade area. Leading producers of lumber, socks, hosiery and area rugs are located in Montgomery County. The Pinehurst area within Moore County is a widely known golf resort and retirement area. The High Point area is widely known for its furniture market. Additionally, several of the communities served by the Company are "bedroom" communities serving Charlotte and Greensboro in addition to smaller cities such as Albemarle, Asheboro, High Point, Pinehurst and Sanford.

      As shown in the table above, approximately 24% of the Company's deposit base is in Moore County, and, accordingly, material changes in competition, the economy or population of Moore County could materially impact the Company. No other county comprises more than 10% of the Company's deposit base.

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

      The Company competes not only against banking organizations, but also against a wide range of financial service providers, including federally and state chartered savings and loan institutions, credit unions, investment and brokerage firms and small-loan or consumer finance companies. Competition among financial institutions of all types is virtually unlimited with respect to legal ability and authority to provide most financial services. The Company also experiences competition from internet banks, particularly in the area of time deposits.

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

      The Bank's board of directors reviews and approves loans that exceed management's lending authority, loans to executive officers, directors, and their affiliates and, in certain instances, other types of loans. New credit extensions are reviewed daily by the Bank's senior management and at least monthly by the board of directors.

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

      The Bank's internal audit department evaluates specific loans and overall loan quality at individual branches as part of its regular branch reviews. The Bank also contracts with an independent consulting firm to review new loan originations meeting certain criteria, as well as to assign risk grades to existing credits meeting certain thresholds. The consulting firm's observations, comments, and risk grades, including variances with the Bank's risk grades, are shared with the audit committee of the Company's board of directors, and are considered by management in setting Bank policy, as well as in evaluating the adequacy of the allowance for loan losses. For additional information, see "Allowance for Loan Losses and Loan Loss Experience" under Item 7 below.

Investment Policy and Procedures

      The Company has adopted an investment policy designed to optimize the Company's income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk objectives. Pursuant to this policy, the Company may invest in federal, state and municipal obligations, federal agency obligations, public housing authority bonds, industrial development revenue bonds, Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Student Loan Marketing Association securities. Additionally, during 2001 the Company's board of directors approved limited investments in corporate bonds (see below). Except for corporate bonds, the Company's investments must be rated at least Baa by Moody's or BBB by Standard and Poor's. Securities rated below A are periodically reviewed for creditworthiness. The Company may purchase non-rated municipal bonds only if such bonds are in the Company's general market area and determined by the Company to have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if they are judged to possess a high degree of credit soundness to assure reasonably prompt sale at a fair value. In 2001, the Company's board of directors authorized the Company to invest a portion of its security portfolio in high quality corporate bonds, with the amount of bonds related to any one issuer not to exceed the Company's legal lending limit. Prior to purchasing a corporate bond, the Company's management performs due diligence on the issuer of the bond, and the purchase is not made unless the Company believes that the purchase of the bond bears no more risk to the Company than would an unsecured loan to the same company.

      The Company's investment officers implement the investment policy, monitor the investment portfolio, recommend portfolio strategies, and report to the Company's investment committee. Reports of all purchases, sales, issuer calls, net profits or losses and market appreciation or depreciation of the bond portfolio are reviewed by the Company's board of directors each month. Once a quarter, the Company's interest rate risk exposure is evaluated by the board of directors. Once a year, the written investment policy is reviewed by the board of directors and the Company's portfolio is compared with the portfolios of other companies of comparable size.

Mergers and Acquisitions

      As part of its operations, the Company has pursued an acquisition strategy over the years to augment its internal growth and regularly evaluates the potential acquisition of, or merger with, and holds discussions with, various financial institutions. The Company's acquisitions to date have generally fallen into one of three categories - 1) an acquisition of a financial institution or branch thereof within a market in which the Company operates, 2) an acquisition of a financial institution or branch thereof in a market contiguous to a market in which the Company operates, or 3) an acquisition of a company that has products or services that the Company does not currently offer.

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

      In the last three years, the Company has made acquisitions in all three of the aforementioned categories of acquisitions. In 2001, acquisitions resulted in the Company adding $116.2 million in loans and $204.6 million in deposits, expansion into four contiguous markets (Lumberton, Pembroke, St. Pauls, and Thomasville), provided another branch for customers in one of the Company's newer markets (Salisbury), and gave the Company the ability to offer property and casualty insurance coverage. In 2002, the Company completed the acquisition of a branch within its market geography (Broadway, located in Lee County) with approximately $8.4 million in deposits and $3.1 million in loans. In 2003, the Company completed acquisitions that added approximately $72.5 million in loans and $160.8 million in deposits that were in the contiguous or nearly contiguous markets of Dillon County SC, Duplin County NC, Harmony NC, and Fairmont NC. In 2003, the Company also purchased another property and casualty insurance agency that provides efficiencies of scale with the one purchased in 2001.

      The Company plans to continue to evaluate acquisition opportunities that could potentially benefit the Company and its shareholders. These opportunities may include acquisitions that do not fit the categories discussed above. For a further discussion of recent acquisition activity, see "Merger and Acquisition Activity" under Item 7 below.

Employees

      As of December 31, 2003, the Company had 505 full-time and 89 part-time employees. The Company is not a party to any collective bargaining agreements and considers its employee relations to be good.

Supervision and Regulation

      As a bank holding company, the Company is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System and the North Carolina Office of the Commissioner of Banks. The Bank is subject to supervision and examination by the Federal Deposit Insurance Corporation and the North Carolina Office of the Commissioner of Banks. For additional information, see also Note 15 to the consolidated financial statements.

Supervision and Regulation of the Company

      The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is required to register as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company is also regulated by the North Carolina Office of the Commissioner of Banks (the "Commissioner") under the Bank Holding Company Act of 1984.

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

      Regulatory authorities have cease and desist powers over bank holding companies and their nonbank subsidiaries where their actions would constitute a serious threat to the safety, soundness or stability of a subsidiary bank. Those authorities may compel holding companies to invest additional capital into banking subsidiaries upon acquisitions or in the event of significant loan losses or rapid growth of loans or deposits.

      In 1999, the U.S. enacted legislation that allowed bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. This Act made significant changes in U.S. banking law, principally by repealing certain restrictive provisions of the 1933 Glass-Steagall Act. The Act lists certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under Section 4(c)(8) of the Holding Company Act. The Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act. At the present time, the Company does not anticipate applying for status as a financial holding company under the Act.

      National and state banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve Board, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national or state bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank be well-managed and well-capitalized (after deducting from the bank's capital outstanding investments in financial subsidiaries).

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

      As a state chartered bank, the Bank is subject to the provisions of the North Carolina banking statutes and to regulation by the Commissioner. The Commissioner has a wide range of regulatory authority over the activities and operations of the Bank, and the Commissioner's staff conducts periodic examinations of the Bank and its affiliates to ensure compliance with state banking regulations. Among other things, the Commissioner regulates the merger and consolidation of state chartered banks, the payment of dividends, loans to officers and directors, recordkeeping, types and amounts of loans and investments, and the establishment of branches. The Commissioner also has cease and desist powers over state chartered banks for violations of state banking laws or regulations and for unsafe or unsound conduct that is likely to jeopardize the interest of depositors.

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

      See "Capital Resources and Shareholders' Equity" under Item 7 below for a discussion of regulatory capital requirements.

Available Information

      The Company maintains a corporate Internet site at www.firstbancorp.com which contains a link within the "Investor Relations" section of the site to each of its filings with the Securities and Exchange Commission. These filings can also be accessed at the Securities and Exchange Commission's website located at www.sec.gov. Information included on our Internet site is not incorporated by reference into this annual report.

Item 2. Properties

      The main offices of the Company, the Bank and First Bancorp Financial are located in a three-story building in the central business district of Troy, North Carolina. The building houses administrative, training and bank teller facilities. The Bank's Operations Division, including customer accounting functions, offices and operations of Montgomery Data, and offices for loan operations, are housed in a one-story steel frame building approximately one-half mile west of the main office. The Company operates 58 bank branches and facilities. The Company owns all its bank branch premises except twelve branch offices for which the land and buildings are leased and four branch offices for which the land is leased but the building is owned. There are no other options to purchase or lease additional properties. The Company considers its facilities adequate to meet current needs.

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

      No matters were submitted to a vote of shareholders during the fourth quarter of 2003.

PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

      The Company's common stock trades on the NASDAQ National Market System of the NASDAQ Stock Market under the symbol FBNC. Tables 1 and 22, included in "Management's Discussion and Analysis" below, set forth the high and low market prices of the Company's common stock as traded by the brokerage firms that maintain a market in the Company's common stock and the dividends declared for the periods indicated. All amounts prior to the Company's September 2000 acquisition of First Savings, except for the Company's stock price, have been restated to include the combined results of First Bancorp and First Savings. See "Business - Supervision and Regulation" and Note 15 to the consolidated financial statements for a discussion of regulatory restrictions on the payment of dividends. As of December 31, 2003, there were approximately 2,500 shareholders of record and another 2,700 shareholders whose stock is held in "street name."

Item 6. Selected Financial Data

      Table 1 sets forth selected consolidated financial data for the Company.

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

CRITICAL ACCOUNTING POLICIES

      The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry. Certain of these principles involve a significant amount of judgment and/or use of estimates based on the Company's best assumptions at the time of the estimation. The Company has identified two policies as being more sensitive in terms of judgments and estimates, taking into account their overall potential impact to the Company's consolidated financial statements - 1) the allowance for loan losses, and 2) intangible assets.

Allowance for Loan Losses

      Due to the estimation process and the potential materiality of the amounts involved, the Company has identified the accounting for the allowance for loan losses and the related provision for loan losses as an accounting policy critical to the Company's consolidated financial statements. The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb losses inherent in the portfolio.

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

      Although management uses the best information available to make evaluations, future adjustments may be necessary if economic, operational, or other conditions change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on the examiners' judgment about information available to them at the time of their examinations.

      For further discussion including a review of the range of provisions for loan losses and its impact on reported results in recent periods, see "Nonperforming Assets" and "Allowance for Loan Losses and Loan Loss Experience" under "Analysis of Financial Condition and Changes in Financial Condition."

Intangible Assets

      Due to the estimation process and the potential materiality of the amounts involved, the Company has also identified the accounting for intangible assets as an accounting policy critical to the Company's consolidated financial statements.

      When the Company completes an acquisition transaction, the excess of the purchase price over the amount by which the fair market value of assets acquired exceeds the fair market value of liabilities assumed represents an intangible asset. The Company must then determine the identifiable portions of the intangible asset, with any remaining amount classified as goodwill. Identifiable intangible assets associated with these acquisitions are generally amortized over the estimated life of the related asset, whereas goodwill is tested annually for impairment, but not systematically amortized. Assuming no goodwill impairment, it is beneficial to the Company's future earnings to have a lower amount assigned to identifiable intangible assets and higher amount of goodwill as opposed to having a higher amount considered to be identifiable intangible asset and a lower amount classified as goodwill.

      For the Company, the only identifiable intangible asset typically recorded in connection with a whole-bank or bank branch acquisition is the value of the core deposit intangible, whereas when the Company acquires an insurance agency, the primary identifiable intangible asset is the value of the acquired customer list. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition/runoff, alternative funding costs, deposit servicing costs, and discount rates. The Company typically engages a third party consultant to assist in each analysis. For the whole-bank and bank branch transactions recorded to date, the core deposit intangible in each case has been estimated to have a ten year life, with an accelerated rate of amortization. For the 2003 insurance agency acquisition, the identifiable intangible asset related to the customer list was determined to have a ten year life, with amortization occurring on a straight-line basis.

      Subsequent to the initial recording of the identifiable intangible assets and goodwill, the Company amortizes the identifiable intangible assets over their estimated average lives, as discussed above. In addition, on an at least an annual basis, goodwill is evaluated for impairment by comparing the fair value of the Company's reporting units to their related carrying value, including goodwill (the Company's community banking operations is its only material reporting unit). At its last evaluation, the fair value of the Company's community banking operations exceeded its carrying value, including goodwill. If the carrying value of a reporting unit were ever to exceed its fair value, the Company would determine whether the implied fair value of the goodwill, using a discounted cash flow analysis, exceeded the carrying value of the goodwill. If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess. Performing such a discounted cash flow analysis would involve the significant use of estimates and assumptions.

      The Company reviews identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company's policy is that an impairment loss is recognized, equal to the difference between the asset's carrying amount and its fair value, if the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Estimating future cash flows involves the use of multiple estimates and assumptions, such as those listed above.

      The foregoing accounting policy was adopted by the Company effective on January 1, 2002 in accordance with newly issued accounting standards for goodwill and other intangible assets. For acquisitions occurring prior to January 1, 2002, the Company generally did not separately identify its identifiable intangible assets from its goodwill, as all intangible assets were amortized under accounting standards then in effect. According to the transition provisions of the accounting standards that changed the Company's accounting policy to that described above, the entire amount of those combined intangible assets was accounted for entirely as non-amortizable goodwill. See the section entitled "Current Accounting Matters" below for further discussion.


MERGER AND ACQUISITION ACTIVITY

      Over the past three fiscal years, the Company has completed several acquisitions, which has resulted in significant amounts of intangible assets being recorded by the Company, as detailed below. As noted above, the accounting for intangible assets changed significantly in 2002 with the Company being required under new accounting standards to cease the amortization of goodwill. See the section entitled "Current Accounting Matters" below and Note 2 and Note 6 to the consolidated financial statements for additional information regarding intangible assets and their amortization under previous and current accounting standards.

      The Company completed the following acquisitions during 2003:

      (a) Uwharrie Insurance Group - On January 2, 2003, the Company completed the acquisition of Uwharrie Insurance Group, a Montgomery County based property and casualty insurance agency. With eight employees, Uwharrie Insurance Group, Inc. serves approximately 5,000 customers, primarily from its Troy-based headquarters, and had annual commissions of approximately $500,000. The primary reason for the acquisition was to gain efficiencies of scale with the Company's existing property and casualty insurance business. The acquisition resulted in the Company recording an intangible asset of approximately $544,000. Based on an independent appraisal, $50,000 of the intangible asset recorded was determined to be attributable to the value of the noncompete agreement signed as part of the transaction and is being amortized over its two year life, $151,000 was determined to be attributable to the value of the customer list and is being amortized on a straight-line basis over ten years, and the remaining $343,000 was determined to be goodwill and thus will not be systematically amortized, but rather will be subject to an annual impairment test.

      (b) On January 15, 2003, the Company completed the acquisition of Carolina Community Bancshares, Inc. (CCB), the parent company of Carolina Community Bank, a South Carolina community bank with three branches in Dillon County, South Carolina. This represented the Company's first entry into South Carolina. Dillon County, South Carolina is contiguous to Robeson County, North Carolina, a county where the Company already operated four branches. The Company's primary reason for the acquisition was to expand into a contiguous market with facilities, operations and experienced staff in place. In this transaction, the shareholders of CCB received 0.8 shares of the Company's stock and $20.00 in cash for each share of CCB stock they owned at the time of closing. The transaction was completed on January 15, 2003, with the Company paying cash of $8.3 million, issuing 332,888 shares of common stock that were valued at approximately $8.4 million, and assuming employee stock options with an intrinsic value of approximately $0.9 million. As of the date of the acquisition, CCB had approximately $48 million in loans, $59 million in deposits and $70 million in total assets. In connection with the acquisition of CCB, the Company recorded total intangible assets of $11.2 million, of which $771,000 was determined to be the value of the core deposit base and is being amortized on an accelerated basis over ten years, and $10.4 million was determined to be goodwill and thus will not be systematically amortized, but rather will be subject to an annual impairment test.

      (c) On October 24, 2003, the Company completed the acquisition of four branches of RBC Centura Bank located in Fairmont, Harmony, Kenansville, and Wallace, all in North Carolina. As of the date of the acquisition, the branches had a total of approximately $102 million in deposits and $25 million in loans. The primary reason for the acquisition was to expand into new markets and increase the Company's customer base. Subject to certain limitations, the Company paid a deposit premium of 14.1% for the branches, which resulted in the Company recording intangible assets relating to this purchase of $14.2 million. The identifiable intangible asset associated with the fair value of the core deposit base, as determined by an independent consulting firm, was valued at approximately $1.3 million and is being amortized as expense on an accelerated basis over a ten year period. The remaining intangible asset of $12.9 million has been classified as goodwill, and thus will not be systematically amortized, but rather will be subject to an annual impairment test.

      The following table contains a condensed balance sheet that indicates the amount assigned to each major asset and liability as of the respective acquisition dates for the 2003 acquisitions described above.

                                            Uwharrie    Carolina       RBC
                                            Insurance  Community     Centura
            Assets acquired                   Group       Bank       Branches       Total
      ---------------------------------     ---------  ---------     --------       -----
                                                             (in millions)
      Cash                                   $  --         7.0         62.4          69.4
      Securities                                --        13.1           --          13.1
      Loans, gross                              --        47.7         24.8          72.5
      Allowance for loan losses                 --        (0.8)        (0.3)         (1.1)
      Premises and equipment                    --         0.8          1.0           1.8
      Other                                     --         1.5          0.2           1.7
                                             -----        ----         ----          ----
          Total assets acquired                 --        69.3         88.1         157.4
                                             -----        ----         ----          ----
      Liabilities assumed
      Deposits                                  --        58.9        102.0         160.9
      Borrowings                                --         2.1           --           2.1
      Other                                     --         0.6          0.3           0.9
                                             -----        ----         ----          ----
         Total liabilities assumed              --        61.6        102.3         163.9
                                             -----        ----         ----          ----
      Value of cash paid and/or stock
          issued to stock-holders of
          acquiree                             0.5        18.9          n/a          19.4
                                             -----        ----         ----          ----
      Intangible assets recorded             $ 0.5        11.2         14.2          25.9
                                             =====        ====         ====          ====

      The Company completed one acquisition in 2002 as follows:

      (a) Broadway branch purchase - On October 4, 2002, the Company completed the purchase of a branch of RBC Centura located in Broadway, North Carolina. The Company assumed the branch's $8 million in deposits and $3 million in loans. The primary reason for this acquisition was to increase the Company's presence in Lee County, a market where the Company already had two branches with a large customer base. An intangible asset of $0.7 million, all of which was allocated to goodwill, was recorded in connection with this acquisition.

      The Company's acquisitions completed during 2001 were as follows:

      (a) Salisbury branch purchase - On December 17, 2001, the Company completed the purchase of a branch of First Union National Bank located in Salisbury, North Carolina. The Company assumed the branch's $30 million in deposits and $9 million in loans. The primary reason for this acquisition was to increase the Company's presence in Salisbury, a market that the Company entered in 2000 with the opening of a de novo branch. An intangible asset of $3.2 million was recorded in connection with this acquisition, all of which is classified as nonamortized goodwill by the Company.

      (b) Insurance agency acquisitions - On May 30, 2001, the Company completed the purchase of two insurance agencies - Aberdeen Insurance & Realty Company and Hobbs Insurance and Realty Company. Both agencies were located in Moore County and specialized in placing property and casualty insurance coverage for individuals and businesses in the Moore County area. The primary reason for this acquisition was to give the Company the platform to offer property and casualty insurance to its entire customer base. In completing the acquisition, the agencies were merged into First Bank Insurance Services, Inc. Approximately 16,000 shares of Company stock were issued in connection with the acquisition of the two agencies. An intangible asset of $243,000 was recorded in connection with the acquisition, which is being amortized on a straight-line basis over ten years.

      (c) Century Bancorp, Inc. - On May 17, 2001, the Company completed the purchase of Century Bancorp, Inc. ("Century"). Century was the holding Company for Home Savings, Inc., SSB, a one branch savings institution located in Thomasville, NC. Century had total assets of $107 million, total loans of $90 million, and total deposits of $72 million. The primary reason for the acquisition was to expand into a contiguous market. In accordance with the terms of the merger agreement, the Company issued approximately 586,000 shares of common stock and paid cash of approximately $13.2 million to Century shareholders in exchange for all shares of Century outstanding. An intangible asset of $3.2 million was recorded in connection with this acquisition, all of which is classified as nonamortized goodwill by the Company

      (d) Robeson and Scotland counties branch purchase - On March 26, 2001, the Company completed the purchase of four branches from First Union National Bank with aggregate deposits of approximately $103 million and aggregate loans of approximately $17 million. The four branches acquired were in Lumberton, Pembroke, St. Pauls (all located in Robeson County, NC), and Laurinburg (Scotland County, NC). The primary reason for the acquisition was to leverage the Company's capital by expanding into three contiguous markets (Lumberton, Pembroke and St. Pauls) and increase market share in one market (Laurinburg). Total intangible assets of $14.6 million were recorded in connection with the purchase, all of which is classified as nonamortized goodwill by the Company

      As discussed above, each of the above transactions was accounted for using the purchase method of accounting. The following table presents a summary of the fair market value of assets acquired and liabilities assumed in the purchases described above:

                                          Salisbury     Insurance            Robeson and Scotland
      Assets acquired                       branch       agencies   Century    counties branches     Total
      ------------------------------      ---------     ---------   -------  ---------------------  -------
                                                                  (in millions)
      Cash                                   $17.7            --        5.9           70.2             93.8
      Securities                                --            --        9.0             --              9.0
      Loans, gross                             9.3            --       90.2           16.7            116.2
      Allowance for loan losses               (0.2)           --       (0.6)          (0.3)            (1.1)
      Premises and equipment                   0.5           0.1        0.6            1.9              3.1
      Other                                     --            --        1.4             --              1.4
                                             -----         -----     ------         ------          -------
          Total assets acquired               27.3           0.1      106.5           88.5            222.4
                                             -----         -----     ------         ------          -------
      Liabilities assumed
      Deposits                                30.3            --       71.7          102.6            204.6
      Borrowings                                --            --       13.5             --             13.5
      Other                                    0.2            --        2.5            0.5              3.2
                                             -----         -----     ------         ------          -------
         Total liabilities assumed            30.5            --       87.7          103.1            221.3
                                             -----         -----     ------         ------          -------
      Value of cash paid and/or stock
          issued to stock-holders of
          acquiree                             n/a           0.3       22.0            n/a             22.3
                                             -----         -----     ------         ------          -------
      Intangible assets recorded             $ 3.2           0.2        3.2           14.6             21.2
                                             =====         =====     ======         ======          =======

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

Overview - 2003 Compared to 2002

      Net income for the year ended December 31, 2003 amounted to $19,417,000, or $2.03 per diluted share, a 12.7% increase in net income and a 9.7% increase in diluted earnings per share over the net income of $17,230,000, or $1.85 per diluted share, reported for the twelve months ended December 31, 2002.

      The increase in net income in 2003 was primarily attributable to an increase in net interest income. Net interest income for the year ended December 31, 2003 amounted to $55.8 million, an increase of $6.4 million, or 12.9%, over the $49.4 million recorded in 2002. The increase in net interest income was caused primarily by growth in the Company's loans and deposits. Average loans outstanding during 2003 were $1.11 billion, or 16.6% higher than in 2002, while average deposits outstanding increased by 14.1% in 2003 to $1.15 billion.

      The positive impact on net interest income from the increases in loans and deposits more than offset a slightly lower net interest margin realized in 2003 compared to 2002. The Company's net interest margin (tax-equivalent net interest income divided by average earning assets) for the year ended December 31, 2003 was 4.52% compared to the 4.58% net interest margin realized for 2002. The slight decrease in net interest margin was caused primarily by the negative impact of the interest rate cuts initiated by the Federal Reserve in the fourth quarter of 2002 and the second quarter of 2003. The acquisition of the four RBC Centura Bank branches in October 2003 also negatively impacted the Company's net interest margin as a result of the high mix of cash assumed in the acquisition.

      Partially offsetting the increases in net interest income realized in 2003 was a higher provision for loan losses recorded by the Company. The provision for loan losses for 2003 was $2,680,000 compared to $2,545,000 in 2002. The higher provision for loan losses was due to high loan growth realized by the Company in 2003 and not because of credit quality concerns. Internally generated net loan growth in 2003 totaled $148 million compared to $105 million in 2002.

      Most components of noninterest income and noninterest expense also increased in 2003 as a result of the Company's overall growth. Noninterest income for 2003 was also positively impacted by 1) high refinancing activity driven by the low interest rate environment that increased the amount of fees from presold mortgages, 2) the acquisition of Uwharrie Insurance Group, which increased commissions from financial product sales, and 3) securities gains.

      The Company's income taxes increased 14.4% from $9,282,000 in 2002 to $10,617,000 in 2003. The increase in income tax expense was a result of higher income before income taxes. The effective income tax rate for both years was approximately 35%.

Overview - 2002 Compared to 2001

      Net income for the year ended December 31, 2002 amounted to $17,230,000, or $1.85 per diluted share, a 25.9% increase in diluted earnings per share over the $1.47 per diluted share for the year ended December 31, 2001. In accordance with the adoption of two new accounting standards, the Company discontinued the amortization of most of its intangible assets in 2002. If the newly adopted accounting standards related to intangible assets had been applicable in 2001, the Company would have recorded additional net income of $1,160,000, or approximately $0.12 per diluted share, for the twelve months ended December 31, 2001.

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

      Partially offsetting the increase in net interest income was a higher provision for loan losses. Although asset quality ratios generally improved in 2002, the Company's provision for loan losses more than doubled due to high loan growth, amounting to $2,545,000 in 2002 compared to $1,151,000 in 2001. In 2002, the Company experienced $105 million in internal loan growth compared to $28 million in 2001.

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

      The increase in noninterest expenses was partially offset by the near elimination of amortization expense related to intangible assets. As noted above, in 2002 the Company adopted two new accounting standards that required the Company to cease amortization of virtually all of its intangible assets. Excluding amortization expense in 2001 related to intangible assets that ceased to be amortized in 2002, the Company's noninterest expenses increased 19.1% in 2002.

      The Company's income taxes increased 27.0% from $7,307,000 in 2001 to $9,282,000 in 2002. The increase in income tax expense was a result of higher income before income taxes. The effective income tax rate for both years was approximately 35%.

Net Interest Income

      Net interest income on a reported basis amounted to $55,760,000 in 2003, $49,390,000 in 2002, and $41,053,000 in 2001. For internal purposes and in the discussion that follows, the Company evaluates its net interest income on a tax-equivalent basis by adding the tax benefit realized from tax-exempt securities to reported interest income. Net interest income on a taxable-equivalent basis amounted to $56,278,000 in 2003, $49,925,000 in 2002, and $41,645,000 in 2001.

      Table 2 analyzes net interest income on a taxable-equivalent basis. The Company's net interest income on a taxable-equivalent basis increased by 12.7% in 2003 and 19.9% in 2002. There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and 2) the Company's net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

      As illustrated in Table 3, in both 2003 and 2002, net interest income was positively impacted by higher amounts of average loans and deposits outstanding. In 2003, the average amount of loans outstanding increased 16.6% and the average amount of deposits outstanding increased 14.1%. In 2002, the average amount of loans outstanding grew by 14.8%, while the average amount of deposits increased by 12.3%. The higher amounts of loans and deposits outstanding in 2002 and 2003 were a result of both internal growth, as well as growth achieved in corporate acquisitions. In 2003, most of the loan growth was generated internally while most of the deposit growth was assumed in acquisitions. The Company internally generated $148 million in net loan growth in 2003, while $73 million was assumed in acquisitions. Internally generated deposit growth in 2003 amounted to $33 million, while the Company assumed $161 million in deposits through acquisitions during the year. In 2002, the increase in the average amount of loans and deposits outstanding was partially a result of a full year's effect of high 2001 growth as well as growth realized in 2002, most all of which was internally generated. In 2002, loans grew by $108 million, with all but $3 million of the growth internally generated, while deposits grew by $56 million, with all but $8 million internally generated.

      In 2003, the positive impact on net interest income from the increases in loans and deposits more than offset slightly lower net interest margins realized in 2003 compared to 2002, while in 2002 a higher net interest margin enhanced net interest income. The Company's net interest margin (tax-equivalent net interest income divided by average earning assets) was 4.52% in 2003 compared to 4.58% in 2002 and 4.23% in 2001. The variations in net interest margin over the past two years have largely been a result of the Federal Reserve's interest rate policies during that time, as discussed below.

      In 2001, the Company's interest rate spreads were negatively impacted by the Federal Reserve Board cutting interest rates 11 times totaling 475 basis points, which resulted in a decrease in the Company's net interest margin to 4.23% (from 4.53% in 2000). Although at January 1, 2001 the Company has had more interest-sensitive liabilities than interest-sensitive assets subject to repricing within twelve months, the Company's interest-sensitive assets repriced sooner (generally the day following the interest rate cut) and by a larger percentage (generally by the same number of basis points that the Federal Reserve discount rate was decreased) than did the Company's interest-sensitive liabilities that were subject to repricing. The Company's primary interest-sensitive assets are its interest-bearing cash, maturing investments, and adjustable rate loans (which are typically 45%-55% of the Company's total loan portfolio), while its primary interest-sensitive liabilities consist of the following 1) savings, NOW, and money market deposits, and 2) time deposits. Interest rates paid on savings, NOW and money market deposits are set by management of the Company, and although the interest rates on these accounts were decreased by the Company within days of each of the Federal Reserve rate cuts that have occurred in recent years, it has not been possible to reduce the interest rates by the full amount of the Federal Reserve cuts due to competitive considerations and the already relatively low rates paid on these types of accounts. Interest rates paid on time deposits are generally fixed and not subject to automatic adjustment. When time deposits mature, the Company has the opportunity, at the customers' discretion, to renew the time deposit at a rate set by the Company. Because time deposits that are interest-sensitive in a twelve month horizon mature throughout the twelve month period, any change in the renewal rate will affect only a portion of the twelve month period. Also, although changes in interest rates on renewing time deposits generally track rate changes in the interest rate environment, the Company has not been able in recent years to decrease rates on renewing time deposits by the corresponding decreases in the Federal Reserve discount rate because of competitive pressures in the Company's market.

      In 2002, there were no changes to interest rates initiated by the Federal Reserve for the first ten months of the year. This allowed a significant portion of the Company's time deposit portfolio that had been originated when rates were higher to mature and reprice at lower rates - as noted above, much of the Company's interest-sensitive assets had repriced immediately in 2001 when the rate cuts were made and did not experience further declines. Largely due to these factors, the Company's net interest margin increased in each of the first three quarters of 2002, peaking at 4.78% in the third quarter of 2002. The 50 basis point rate cut announced by the Federal Reserve on November 6, 2002 negatively impacted the Company's net interest margin in the fourth quarter of 2002 and into 2003 in much the same way as the 2001 rate cuts did. The Company's fourth quarter of 2002 net interest margin decreased to 4.53% from the 4.78% margin realized in the third quarter of 2002.

      In 2003, although the Company's deposits continued to reprice downward, the 50 basis rate cut in November 2002 and the subsequent June 27, 2003 rate cut of 25 basis points had a more pronounced and a longer lasting negative impact on the Company's net interest margin than previous rate cuts because of the inability of the Company to reset deposit rates by an amount (because of their already near-zero rates) that would offset the negative impact of the rate cut on the yields earned on the Company's interest earning assets. Despite the relatively stable interest rate environment in 2003, with just the one rate cut in June, this factor was largely responsible for preventing a rebound in net interest margin similar to that realized in 2002. For the first three quarters of 2003, the Company's net interest margin was within six basis points of the 4.53% margin realized in the fourth quarter of 2002.

      The Company's net interest margin of 4.44% in the fourth quarter of 2003 was negatively impacted by the acquisition of four RBC Centura Bank branches in October 2003 as a result of the high mix of cash assumed in the acquisition. In connection with this acquisition, the Company received approximately $62 million in cash that was not able to immediately be deployed into a mix of assets with higher yields consistent with the Company's typical mix.

      Another negative factor on the Company's net interest margin over the past two years, which has had a heightened impact from the declining interest rate environment, has been a significant change in the Company's loan mix from fixed rate loans to adjustable rate loans. Since December 31, 2001, the Company has experienced a shift in its loan portfolio from having 57% fixed rate loans and 43% adjustable rate loans to a mix of 57% adjustable rate and 43% fixed rate. The primary reason for this shift has been that with interest rates at a historically low level, the Company has more attractively priced adjustable rate loans in order to avoid locking in fixed rate loans at a time when most economists believe that rates will rise. Although the Company will benefit from having a higher percentage of adjustable rate loans upon a rise in rates, the shift has negatively impacted the Company in the declining rate environment experienced over the past two years.

      Another factor that positively impacted the Company's net interest margin when comparing 2002 to 2001 was the reinvestment of funds received in the Company's 2001 acquisitions and the mix of loans and deposits assumed in the acquisitions. The March 2001 acquisition of four branches from First Union National Bank resulted in the Company receiving $70.2 million in cash. The Company was not able to immediately redeploy the cash received into a mix of higher yielding investments and loans consistent with the Company's historic asset mix, and therefore the Company's net interest margin was negatively impacted. In 2002, due to the high loan growth experienced by the Company, a significant portion of this cash was redeployed into loans with higher interest rates than the short-term investments in which the cash had been invested. Additionally, in connection with the acquisition of Century Bancorp in May 2001, the Company assumed a high mix of residential mortgage loans and time deposits (which are generally the lowest yielding type of loan and highest rate type of deposit). This mix of loans and deposits negatively impacted net interest margins in 2001. In 2002, many of Century's loans were refinanced by the borrowers and then resold in the secondary market by the Company, with the resulting funds used to fund the Company's commercial loan growth (which generally has higher interest rates than residential mortgages). In addition, many of Century's time deposits also had the opportunity to reprice at lower rates in 2002, thus positively impacting the net interest margin.

      See additional information regarding net interest income in the section entitled "Interest Rate Risk."

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

      The Company recorded provisions for loan losses of $2,680,000 in 2003 compared to $2,545,000 in 2002 and $1,151,000 in 2001.

      The increase in the provisions for loan losses in each of the past two years has been primarily related to increases in the Company's net internal loan growth, as asset quality ratios have remained fairly stable. Net internal loan growth in 2003 was $147.8 million compared to $105.2 million in 2002 and $28.1 million in 2001. The remaining loan growth of $72.5 million in 2003, $3.1 million in 2002, and $116.2 million in 2001 came by way of acquisitions with a preexisting allocation for loan losses already in place. A specific reserve of $250,000 that was established in 2002 related to the Company's largest nonaccrual loan relationship also impacted the Company's 2002 provision for loan losses.

      See the section entitled "Allowance for Loan Losses and Loan Loss Experience" below for a more detailed discussion of the allowance for loan losses. The allowance is monitored and analyzed regularly in conjunction with the Company's loan analysis and grading program, and adjustments are made to maintain an adequate allowance for loan losses.

Noninterest Income

      Noninterest income recorded by the Company amounted to $14,918,000 in 2003, $11,968,000 in 2002, and $9,655,000 in 2001.

      As shown in Table 4, core noninterest income, which excludes gains and losses from sales of securities, loans, and other assets, amounted to $14,612,000 in 2003, a 22.3% increase from the $11,946,000 in 2002. The 2002 core noninterest income of $11,946,000 was 25.7% higher than the $9,506,000 recorded in 2001.

      See Table 4 and the following discussion for an understanding of the components of noninterest income.

      Service charges on deposit accounts in 2003 amounted to $7,938,000, a 15.8% increase compared to the $6,856,000 recorded in 2002. The 2002 amount of $6,856,000 was 30.2% higher than the 2001 amount of $5,265,000. The primary factors that have increased the amount of service charges on deposits have been
1) periodic rate increases, 2) service charges earned from internally generated deposit growth, and 3) services charges earned from acquired deposits. Deposit service charge rates are generally increased 2%-4% per year, while internal growth among deposit transaction accounts was 4.2% in 2003 and 10.1% in 2002. The acquisition of CCB on January 15, 2003 contributed approximately $650,000 in deposit service charges during 2003, while the acquisition of the four RBC Centura branches on October 24, 2003 contributed approximately $125,000 in deposit service charges in 2003 - the $775,000 in deposit service charges from these two acquisitions accounted for approximately 11.3% of the 15.8% increase in service charges on deposit accounts in 2003. The increase in service charges on deposit accounts from 2001 to 2002 was also impacted by the acquisition of five First Union branches during 2001 and the introduction of a product in August 2001 that charges a fee for allowing customers to overdraw their deposit account. Realizing a full twelve months of income in 2002 from the 2001 branch acquisitions impacted deposit service charge income by approximately $550,000, while having the overdraft product for a full twelve months increased deposit service charges realized in 2002 by approximately $875,000 over 2001.

      Other service charges, commissions and fees amounted to $2,710,000 in 2003, a 16.0% increase from the $2,336,000 earned in 2002. The 2002 amount of $2,336,000 was 14.2% higher than the $2,046,000 recorded in 2001. This category of noninterest income includes items such as safety deposit box rentals, fees from sales of personalized checks, check cashing fees, credit card and merchant income, debit card income, and ATM charges. This category of income grew primarily because of increases in these activity-related fee services as a result of overall growth in the Company's total customer base, including growth achieved from corporate acquisitions.

      Fees from presold mortgages amounted to $2,327,000 in 2003, a 35.8% increase from the 2002 amount of $1,713,000. The 2002 amount was a 36.1% increase from the $1,259,000 recorded in 2001. The increases in the past two years have been primarily attributable to a higher level of mortgage loan refinancings caused by the progressively lower interest rate environment. In the last 3-4 months of 2003 and continuing into 2004, a rise in mortgage interest rates has significantly slowed mortgage refinancing activity and thus negatively impacted the amount of these fees realized by the Company.

      Commissions from sales of insurance and financial products amounted to $1,304,000 in 2003, $738,000 in 2002, and $731,000 in 2001. This line item includes commissions the Company receives from three sources - 1) sales of credit insurance associated with new loans, 2) commissions from the sales of investment, annuity, and long-term care insurance products, and 3) commissions from the sale of property and casualty insurance. The following table presents the contribution of each of the three sources to the total amount recognized in this line item:

             ($ in thousands)                           2003       2002       2001
                                                       ------       ----       ----
      Commissions earned from:
      Sales of credit insurance                        $  300        326        389
      Sales of investments, annuities, and long
          term care insurance                             299        210        227
      Sales of property and casualty insurance            705        202        115
                                                       ------        ---        ---
                Total                                  $1,304        738        731
                                                       ======        ===        ===

      The variance in the commissions from sales of credit insurance has been primarily due to fluctuations in the annual profit sharing bonus that the Company received from the insurance carriers for which the Company acts as a broker. The increase in commissions from sales of investments, annuities, and long term care insurance is primarily due to the hiring of additional staff in this area during 2003. As it relates to commissions earned from the sale of property and casualty insurance, the Company began realizing these commissions upon the May 2001 completion of the purchase of two insurance companies that specialize in such insurance. The increase in these commissions from 2001 to 2002 was the result of realizing a full year of commissions, whereas the increase in 2003 was a result of the acquisition of Uwharrie Insurance Group, which was completed on January 2, 2003. See the section above entitled "Merger and Acquisition Activity" for additional discussion.

      Data processing fees amounted to $333,000 in 2003, $303,000 in 2002, and $205,000 in 2001. As noted earlier, Montgomery Data makes its excess data processing capabilities available to area financial institutions for a fee. These fees have increased as a result of an increase in data processing clients from two clients to four clients in the past three years, as well as an increase in the size and number of transactions generated by those clients.

      Noninterest income not considered to be "core" amounted to net gains of $306,000 in 2003, $22,000 in 2002, and $149,000 in 2001. The 2003 net gain of
$306,000 primarily related to securities gains of $218,000 and an $82,000 gain from a sale of vacant land located beside one of the Company's existing branches. The $218,000 in securities gains related to sales initiated in the third and fourth quarters of 2003. In the third quarter of 2003, the Company sold a corporate bond at a gain of $82,000 in order to realize current income, as well as to lock-in a gain on the security, which had an approaching call date. In the fourth quarter of 2003, the Company sold a pool of mortgage-backed securities at a total gain of $136,000 in order to realize current income, as well as to dispose of the securities before their low, amortizing, principal balance significantly affected their liquidity - the securities sold had an average principal balance of $400,000 and were paying down by approximately $25,000 per month. The 2002 net gain of $22,000 primarily related to miscellaneous securities gains of $25,000. The 2001 net gain of $149,000 primarily related to a $79,000 gain from the sale of two buildings that the Company previously operated as branches that were consolidated with other branches in the same towns, and securities that were sold at a $61,000 gain.

Noninterest Expenses

      Noninterest expenses for 2003 were $37,964,000, compared to $32,301,000 in 2002 and $28,634,000 in 2001. Table 5 presents the components of the Company's noninterest expense during the past three years.

      Based on the recorded amounts noted above, noninterest expenses increased 17.5% in 2003 and 12.8% in 2002. The growth rate from 2001 to 2002 was impacted by a change in accounting for intangible assets, which served to reduce the year to year increase. As of January 1, 2002 the Company ceased to record amortization expense related to its goodwill, which eliminated almost all of the Company's amortization expense. Adjusting the reported amount in 2001 to exclude amortization expense related to intangible assets that ceased to be amortized beginning on January 1, 2002, the increase in noninterest expenses from 2001 to 2002 was 19.1%.

      The increases in noninterest expenses over the past two years have occurred in nearly every line item of expense and have been primarily as a result of the significant growth experienced by the Company, both internally and by acquisition. Over the past two years, the number of the Company's branches has increased from 45 to 57, and the number of full time/part time employees has increased from 358/69 at December 31, 2001 to 505/89 at December 31, 2003. Additionally, from December 31, 2001 to December 31, 2003, the amount of loans outstanding increased 37% and deposits increased 25%.

Income Taxes

      The provision for income taxes was $10,617,000 in 2003, $9,282,000 in 2002, and $7,307,000 in 2001.

      The increase in income tax expense over the past two years has been directly correlated with the increase in the Company's income before income taxes, as the effective tax rate for each of the years ended December 31, 2003, 2002 and 2001 was approximately 35%.

      Table 6 presents the components of tax expense and the related effective tax rates.

ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Overview

      Over the past two years the Company has achieved high increases in its levels of loans and deposits through a combination of internal growth and growth from acquisitions. The following table presents information regarding the nature of the Company's growth in 2003 and 2002:

                                                                                                                   Percentage
                                         Balance at                                    Balance at       Total       growth,
          (in thousands)                beginning of       Internal     Growth from      end of       percentage   excluding
                                           period           growth      acquisitions     period         growth    acquisitions
                                        ------------       --------     ------------   ----------      -------    ------------
               2003
Loans                                    $  998,547         147,821         72,527      1,218,895         22.1%        14.8%
                                         ==========        ========       ========     ==========      =======      =======

Deposits - Noninterest bearing              112,380          (3,714)        37,833        146,499         30.4%        -3.3%
Deposits - Savings,  NOW, and Money
      Market                                387,691          24,583         50,602        462,876         19.4%         6.3%
Deposits - Time>$100,000                    199,794          21,525         17,216        238,535         19.4%        10.8%
Deposits - Time<$100,000                    356,092          (9,814)        55,176        401,454         12.7%        -2.8%
                                         ----------        --------       --------     ----------      -------      -------
   Total deposits                        $1,055,957          32,580        160,827      1,249,364         18.3%         3.1%
                                         ==========        ========       ========     ==========      =======      =======
               2002
Loans                                    $  890,310         105,154          3,083        998,547         12.2%        11.8%
                                         ==========        ========       ========     ==========      =======      =======
Deposits - Noninterest bearing               96,065          14,665          1,650        112,380         17.0%        15.3%
Deposits - Savings,  NOW, and Money
      Market                                353,439          30,930          3,322        387,691          9.7%         8.8%
Deposits - Time>$100,000                    189,948           9,846             --        199,794          5.2%         5.2%
Deposits - Time<$100,000                    360,829          (8,206)         3,469        356,092         -1.3%        -2.3%
                                         ----------        --------       --------     ----------      -------      -------
   Total deposits                        $1,000,281          47,235          8,441      1,055,957          5.6%         4.7%
                                         ==========        ========       ========     ==========      =======      =======

      As can be seen in the table above, the Company experienced high increases in loans in each of the years 2003 and 2002 with total growth of 22.1% and 12.2%, respectively. Internal loan growth was strong both years, amounting to 14.8% in 2003 and 11.8% in 2002. Loans assumed in acquisitions boosted the 2003 loan growth rate from 14.8% to 22.1%, while acquired loan growth in 2002 was insignificant.

      Deposits increased 18.3% in 2003 and 5.6% in 2002. Internally generated deposit growth was modest in both years, amounting to 3.1% in 2003 and 4.7% in 2002. Deposits assumed in the CCB acquisition and the purchase of the four RBC Centura branches totaling $161 million boosted total deposit growth from 3.1% to 18.3%, while acquired deposits in 2002 (branch acquisition in Broadway, NC) added $8.4 million in deposits, increasing the total deposit growth from 4.7% to 5.6%.

      The Company believes the significantly higher internal growth rates for loans compared to deposits over the past two years is largely attributable to the type of customers the Company has been able to attract. Most of the Company's loan growth has come from small-business customers that need loans in order to expand their business, and have few deposits. Additionally, the Company has found it difficult to compete for retail deposits in recent years. The Company frequently competes against banks in the marketplace that either 1) are so large that they enjoy better economies of scale over the Company and can thus offer higher rates, or 2) are recently started banks that are focused on building market share, and not necessarily positive earnings, by offering high deposit rates. The Company enjoys advantages in the loan marketplace by having seasoned lenders in place that have the experience necessary to oversee the completion of a loan and the autonomy to be able to make timely decisions.

      With loan growth exceeding deposit growth over each of the past two years, the Company's liquidity has been reduced. In 2001, the Company's liquidity had improved significantly as a result of receiving $81 million in net cash in connection with acquisitions. These funds served as the primary source of funding needs in 2002. In 2003, although the Company's acquired deposits exceeded its acquired loans by $88 million, internal loan growth exceeded internal deposit growth by $115 million, which resulted in a reduction in the Company's liquidity. The Company increased its borrowings from $30 million to $76 million in 2003 in order to fund the excess loan growth.

      The Company's significant acquisition activity over the past three years has required the Company to raise capital in order to maintain its "well-capitalized" capital ratio status. Accordingly, the Company raised capital in each of the fourth quarters of 2002 and 2003 by issuing $20 million each year (for a total of $40 million) in trust preferred debt securities, which qualify as regulatory capital for the Company. All of the Company's capital ratios have significantly exceeded the minimum regulatory thresholds for all periods covered by this report.

      Although the Company's market area, the central Piedmont region of North Carolina, has experienced recessionary times over the past several years consistent with the national economy, the Company's asset quality ratios have remained fairly stable over the past three years with net-charges offs to average loans ranging from 9 basis points to 11 basis points and nonperforming assets to total assets ranging from 36 basis points to 45 basis points.

      The Company does not participate in large syndicated credits that have resulted in large credit losses at several other North Carolina-based banks.

Distribution of Assets and Liabilities

      Table 7 sets forth the percentage relationships of significant components of the Company's balance sheets at December 31, 2003, 2002, and 2001.

      The most significant variance in the percentages over the past two years has been the increase in the percentage of loans to total assets, which increased from 77% at December 31, 2001 to 82% at December 31, 2003, and the declining percentage of deposits to total assets which declined from 88% to 84% over that same two year period. These changes are a result of the high loan growth and lower deposit growth experienced over that same time period that was discussed in the section above. On the asset side, the increasing loan percentage has been offset by a lower amount of securities and short term investments held by the company, while on the liability side, an increase in borrowings has offset the lower deposit percentage. Although a higher reliance on borrowings negatively impacts the Company's net interest margin because of their higher cost compared to deposits, the Company has used the proceeds from the borrowings to fund loans, which carry a higher interest rate than the borrowings, and thus the net effect is a positive impact on net interest income.

Securities

      Information regarding the Company's securities portfolio as of December 31, 2003, 2002, and 2001 is presented in Tables 8 and 9.

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

      Total securities available for sale and held to maturity amounted to $117.7 million, $80.8 million, and $112.8 million at December 31, 2003, 2002, and 2001, respectively. The increase in securities available for sale from December 31, 2002 to December 31, 2003 was primarily attributable to security purchases with funds obtained from the October 2003 RBC Centura branch purchase. The decrease in securities from December 31, 2001 to December 31, 2002 was primarily attributable to called and maturing bonds, as well as a high level of principal repayments on mortgage-backed securities due to the low interest rate environment. Instead of reinvesting the maturities/paydowns back into securities, the proceeds were used to fund the high loan growth experienced.

      The mix of the types of the Company's securities was similar at December 31, 2003 as it was two years earlier. In the intervening year of 2002, the mix of securities changed due to the above noted variances in the receipt of maturities/paydowns of the various categories of investments, as the Company purchased very few securities as a result of the proceeds of the maturities/paydowns being used to fund loan growth. Upon the Company's purchase of the four branches of RBC Centura on October 24, 2003, the Company received approximately $62 million cash, a significant portion of which was invested in securities. The Company purchased primarily U.S. Government agency securities with these funds in order to assure a portfolio mix consistent with the Company's investment policy, which limits the amount of mortgage-backed securities and corporate bonds in which the Company can invest.

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

      Included in mortgage-backed securities at December 31, 2003 were collateralized mortgage obligations (CMOs) with an amortized cost of $21,648,000 and a fair value of $21,458,000. Included in mortgage-backed securities at December 31, 2002 were CMOs with an amortized cost of $12,590,000 and a fair value of $12,720,000. Included in mortgage-backed securities at December 31, 2001 were CMOs with an amortized cost of $21,703,000 and a fair value of $21,866,000. The CMOs that the Company has invested in are substantially all "early tranche" pieces of the CMO, which minimizes long-term interest rate risk to the Company.

      At December 31, 2003, net unrealized gains of $1,868,000 were included in the carrying value of securities classified as available for sale, compared to a net unrealized gain of $1,399,000 at December 31, 2002 and a net unrealized gain of $1,024,000 at December 31, 2001. The increase in the unrealized gain position at each of the past two year ends are a result of the progressively lower interest rate environment in effect at each period end. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations. Net unrealized gains, net of applicable deferred income taxes, of $1,140,000, $853,000, and $677,000 have been reported as part of a separate component of shareholders' equity (accumulated other comprehensive income) as of December 31, 2003, 2002, and 2001, respectively.

      The fair value of securities held to maturity, which the Company carries at amortized cost, was more than the carrying value at December 31, 2003 and 2002 by $700,000 and $767,000, respectively. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.

      Table 9 provides detail as to scheduled contractual maturities and book yields on securities available for sale and securities held to maturity at December 31, 2003. Mortgage-backed and other amortizing securities are shown maturing in the time periods consistent with their estimated lives based on expected prepayment speeds.

      The weighted average taxable-equivalent yield for the securities available for sale portfolio was 4.85% at December 31, 2003. The expected weighted average life of the available for sale portfolio using the call date for above-market callable bonds, the maturity date for all other non-mortgage-backed securities, and the expected life for mortgage-backed securities, was 5.0 years.

      The weighted average taxable-equivalent yield for the securities held to maturity portfolio was 6.19% at December 31, 2003. The expected weighted average life of the held to maturity portfolio using the call date for above-market callable bonds and the maturity date for all other securities, was 2.5 years.

      As of December 31, 2003 and 2002, the Company held no investment securities of any one issuer, other than U.S. Treasury and U.S. Government agencies or corporations, in which aggregate book values and market values exceeded 10% of shareholders' equity.

Loans

      Table 10 provides a summary of the loan portfolio composition at each of the past five year ends.

      The loan portfolio is the largest category of the Company's earning assets and is comprised of commercial loans, real estate mortgage loans, real estate construction loans, and consumer loans. The Company restricts virtually all of its lending to its 21 county market area, which is located in the central Piedmont region of North Carolina, and one county each in Virginia and South Carolina. The diversity of the region's economic base has historically provided a stable lending environment.

      Loans outstanding increased $220.3 million, or 22.1%, to $1.22 billion during 2003. Approximately $148 million of the 2003 growth was from net internal loan growth, while $73 million was assumed in acquisitions. Loans outstanding increased $108.2 million, or 12.2%, to $998.5 million during 2002. Approximately $105 million of the 2002 growth was from net internal loan growth, while $3 million was assumed in acquisitions. The majority of the 2003 and 2002 loan growth occurred in loans secured by real estate, with approximately $174.5 million, or 79.2% in 2003, and $99.5 million, or 91.9%, in 2002 of the net loan growth occurring in real estate mortgage or real estate construction loans.

      Over the years, the Company's loan mix has remained fairly consistent, with real estate loans (mortgage and construction) comprising approximately 85% of the loan portfolio, commercial, financial, and agricultural loans comprising 10%, and consumer installment loans comprising approximately 5% of the portfolio.

      At December 31, 2003, $1.038 billion, or 85.1%, of the Company's loan portfolio was secured by liens on real property. Included in this total are $549.9 million, or 45.1% of total loans, in loans secured by liens on 1-4 family residential properties and $487.9 million, or 40.0% of total loans, in loans secured by liens on other types of real estate. At December 31, 2002, $863.3 billion, or 86.4%, of the Company's loan portfolio was secured by liens on real property. Included in this total were $466.5 million, or 46.7% of total loans, in loans secured by liens on 1-4 family residential properties and $396.8 million, or 39.7% of total loans, in loans secured by liens on other types of real estate. The Company's $1.038 billion in real estate mortgage loans at December 31, 2003 can be further classified as follows - for comparison purposes, the classification of the Company's $863.3 million real estate loan portfolio at December 31, 2002 is shown in parenthesis:

            o $361.2 million, or 29.6% of total loans (vs. $305.0 million, or 30.5% of total loans), are primarily dependent on cash flow from a commercial business for repayment.

            o $360.8 million, or 29.6% of total loans (vs. $306.5 million, or 30.7% of total loans), are traditional residential mortgage loans in which the borrower's personal income is the primary repayment source.

            o $98.2 million, or 8.1% of total loans (vs. $68.1 million, or 6.8% of total loans), are real estate construction loans.

            o $95.8 million, or 7.9% of total loans (vs. $72.7 million or 7.3% of total loans), are home equity loans.

            o $93.3 million, or 7.7% of total loans (vs. $87.3 million, or 8.7% of total loans), are personal consumer installment loans in which the borrower has provided residential real estate as collateral.

            o $28.5 million, or 2.3% of total loans (vs. $23.7 million or 2.4% of total loans), are primarily dependent on cash flow from agricultural crop sales.

      Table 11 provides a summary of scheduled loan maturities over certain time periods, with fixed rate loans and adjustable rate loans shown separately. Approximately 22% of the Company's loans outstanding at December 31, 2003 mature within one year and 71% of total loans mature within five years. The percentages of variable rate loans and fixed rate loans as compared to total performing loans were 57.0% and 43.0%, respectively, as of December 31, 2003. The Company intentionally makes a blend of fixed and variable rate loans so as to reduce interest rate risk. As noted in the section above entitled "Net Interest Income," the Company has experienced a significant shift in its fixed/variable loan mix over the past two years.

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

      Nonaccrual loans are loans on which interest income is no longer being recognized or accrued because management has determined that the collection of interest is doubtful. Placing loans on nonaccrual status negatively impacts earnings because (i) interest accrued but unpaid as of the date a loan is placed on nonaccrual status is either deducted from interest income or is charged-off,
(ii) future accruals of interest income are not recognized until it becomes probable that both principal and interest will be paid and (iii) principal charged-off, if appropriate, may necessitate additional provisions for loan losses that are charged against earnings. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms.

      Nonperforming loans (which includes nonaccrual loans and restructured loans) as of December 31, 2003, 2002 and 2001 totaled $4,295,000, $3,107,000, and $3,891,000, respectively. Nonperforming loans as a percentage of total loans amounted to 0.35%, 0.30%, and 0.44%, at December 31, 2003, 2002, and 2001,
respectively. The variances in nonperforming loans over the past two years have been primarily due to changes in nonaccrual loans, as restructured loans have not changed significantly. The increase in nonaccrual loans from December 31, 2002 to December 31, 2003 relates primarily to the Company placing five loans totaling $1.3 million on nonaccrual basis during the year. Each of these unrelated loans has an outstanding loan balance of between $225,000 and $325,000, and each loan is secured by real estate. The Company believes that any losses related to these loans will not be material.

      The decrease in nonaccrual loans from December 31, 2001 to December 31, 2002 relates primarily to a decrease in the outstanding balance of the Company's largest nonaccrual loan relationship. During 2001, the Company placed a loan relationship on nonaccrual status that had an outstanding balance of $1.9 million at December 31, 2001. This relationship, secured primarily by real estate, was placed on nonaccrual status due to liquidity problems experienced by the borrower. The borrower has been actively working to sell real estate to pay down the balance, and during 2002 several sales were completed that resulted in the Company receiving paydowns of approximately $900,000. At December 31, 2002, the Company had accepted a nonbinding proposal from a third party that would result in the receipt of approximately $750,000 of the $1.0 million balance. Accordingly, in the fourth quarter of 2002, the Company established a specific impaired loan valuation allowance of $250,000 for this relationship. During the first quarter of 2003, because the Company believed that there was a high likelihood that the terms of the nonbinding proposal would occur, the Company charged-off the $250,000 specific reserve that had been established, resulting in a $750,000 balance. Over the course of the remainder of 2003, numerous delays occurred relating to the pay-off proposal, and management of the Company is no longer sure whether it will occur. The Company continues to actively seek collection of the loan. During the third quarter of 2003, the borrower sold a piece of real estate, the net proceeds of which were used to pay down the principal balance by $87,000, resulting in a remaining balance of $663,000 at December 31, 2003. The Company has assigned a specific impaired loan valuation allowance of $125,000 to the remaining balance at December 31, 2003.

      If the nonaccrual loans and restructured loans as of December 31, 2003, 2002 and 2001 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $319,000, $246,000 and $320,000 for nonaccrual loans and $2,000, $6,000 and $10,000 for restructured loans would have been recorded for 2003, 2002 and 2001, respectively. Interest income on such loans that was actually collected and included in net income in 2003, 2002 and 2001 amounted to approximately $102,000, $55,000 and $76,000 for nonaccrual loans (prior to their being placed on nonaccrual status) and $2,000, $6,000 and $7,000 for restructured loans, respectively.

      Management routinely monitors the status of certain large loans that, in management's opinion, have credit weaknesses that could cause them to become nonperforming loans. In addition to the nonperforming loan amounts discussed above, management believes that an estimated $6.5-$7.0 million of loans that were performing in accordance with their contractual terms at December 31, 2003 have the potential to develop problems depending upon the particular financial situations of the borrowers and economic conditions in general. Management has taken these potential problem loans into consideration when evaluating the adequacy of the allowance for loan losses at December 31, 2003 (see discussion below).

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

      Other real estate includes foreclosed, repossessed, and idled properties. Other real estate has not varied materially at any of the past three year ends, amounting to $1,398,000 at December 31, 2003, $1,384,000 at December 31, 2002,
and $1,253,000 at December 31, 2001. Other real estate represented 0.09%, 0.11%, and 0.11% of total assets at the end of 2003, 2002, and 2001, respectively. The Company's management believes that the fair values of the items of other real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

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

      The allowance for loan losses amounted to $13,569,000 at December 31, 2003 compared to $10,907,000 as of December 31, 2002 and $9,388,000 at December 31, 2001. This represented 1.11%, 1.09%, and 1.05%, of loans outstanding as of December 31, 2003, 2002, and 2001, respectively. The slight increases in this percentage is primarily a result of a slight shift in the composition of the Company's loan portfolio from residential mortgage loans to commercial loans - commercial loans carry a higher reserve percentage in the Company's allowance for loan loss model than do residential mortgage loans. The slight shift from residential mortgage loans to commercial loans has been intentional. Two of the Company's recent bank acquisitions (First Savings Bancorp in September 2000 and Century Bancorp in May 2001) had loan portfolios that were highly concentrated in residential mortgage loans. As many of those loans have refinanced at lower rates over the past 24 months, the Company chose to sell them in the secondary market instead of holding them in the Company's loan portfolio. This strategy was implemented in an effort to shift the Company's loan portfolio to having a higher percentage of commercial loans, which are generally shorter term in nature and have higher interest rates.

      As noted in Table 12, the Company's allowance for loan losses as a percentage of nonperforming loans ("coverage ratio") amounted to 316% at December 31, 2003, compared to 362% at December 31, 2002 and 241% at December 31, 2001. The change in the coverage ratio is inversely proportional to the level of nonperforming loans at each period end. Due to the secured nature of virtually all of the Company's loans that are on nonaccrual status, the variance in the coverage ratio is not necessarily indicative of the relative adequacy of the allowance for loan losses.

      Table 13 sets forth the allocation of the allowance for loan losses at the dates indicated. The portion of these reserves that was allocated to specific loan types in the loan portfolio increased to $13,416,000 at December 31, 2003 from $10,833,000 at December 31, 2002 and $9,343,000 at December 31, 2001. The
23.3% increase in the
amount of the allocated allowance during 2003 is consistent with the 22.1% increase in total loans outstanding. Similarly, the 16.5% increase in the amount of the allocated allowance during 2002 is consistent with the 12.2% increase in total loans outstanding. The slightly higher increase in the allocated allowance compared to the increase in loan growth for each of the past two years relates to the Company's loan mix shifting slightly from residential real estate loans to commercial real estate loans (which carry a higher reserve allocation in the Company's allowance model) as discussed two paragraphs above. In addition to the allocated portion of the allowance for loan losses, the Company maintains an unallocated portion that is not assigned to any specific category of loans, but rather is intended to reserve for the inherent risk in the overall portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories. The amount of the unallocated portion of the allowance for loan losses did not vary materially at any of the past three year ends, while the decrease in the unallocated allowance from 1999 to 2000 was related to the Company segregating and assigning higher reserve percentages to particular loan types that were identified during 2000 as having inherently higher risk (this resulted in a portion of the allowance for loan losses shifting from "unallocated" to "allocated"). These additional risk characteristics were noted by management as a part of its ongoing analysis and review of its loan portfolio and historical charge-off experience, and did not result from any deterioration of the portfolio during 2000.

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

      For the years indicated, Table 14 summarizes the Company's balances of loans outstanding, average loans outstanding, and a detailed rollforward of the allowance for loan losses. In addition to the increases to the allowance for loan losses related to normal provisions, the increases in the dollar amounts of the allowance for loan losses in each of the most recent three years were also affected by amounts recorded to provide for loans assumed in corporate acquisitions. In 2003, the Company recorded $1,083,000 to the allowance for loan losses related to loans assumed in two corporate acquisitions. Approximately $333,000 of the $1,083,000 related to $24.8 million in loans assumed in the October 2003 RBC Centura branch acquisition, while $750,000 related to the CCB acquisition. The $750,000 addition related to CCB represented the book value of CCB's allowance for loan losses on the date of the acquisition. In 2002, $50,000 was recorded for loans assumed in the Broadway branch acquisition in which the Company assumed approximately $3 million in loans. In 2001, the Company recorded $1,125,000 to the allowance for loan losses related to loans assumed in two corporate acquisitions. Approximately $520,000 of the $1,125,000 related to $26.0 million in mostly consumer loans assumed in the March 2001 and December 2001 branch acquisitions, while $605,000 related to the Century acquisition. The $605,000 addition related to Century represented the book value of Century's allowance for loan losses on the date of the acquisition.

      The Company's net loan charge offs did not fluctuate significantly in any of the past three years, amounting to approximately $1,101,000 in 2003, $1,076,000 in 2002, and $781,000 in 2001. This represents 0.10%, 0.11%, and
0.09% of average loans during 2003, 2002, and 2001 respectively.

Deposits

      The average amounts of deposits of the Company and the average yield paid for those deposits for the years ended December 31, 2003, 2002 and 2001 are presented in Table 15. Average deposits grew to $1.153 billion in 2003, an increase of $142.7 million, or 14.1%. In 2002, the Company's average deposits experienced growth of $110.7 million, or 12.3%. Approximately half of the increase in average deposits in 2003 was a result of deposits assumed via acquisition during the year - CCB's deposit base of $59 million was assumed by the Company on January 15, 2003, while the assumption of the $102 million in deposits in the RBC branch purchase acquisition on October 24, 2003 increased average balances for the year by approximately $18 million during the 2.1 months they were owned by the Company in 2003. Most of the remainder of the 2003 growth in average deposits related to the internal deposit growth of $33 million experienced during the year, as well as the full year's effect of the $47 million in internally generated deposit growth in 2002, nearly all of which was experienced in the second half of the year.

      Approximately half of the increase in average deposits in 2002 related to corporate acquisitions completed in the previous year (2001), which increased deposits outstanding a total of $204.6 million over the course of the year. The effect of having the acquired 2001 deposits for all 12 months in 2002 coupled with the 5.6% increase in the year end balance at December 31, 2002 compared to December 31, 2001 resulted in the 12.3% increase in average deposits for the year.

      The 14.1% increase in average deposits in 2003 occurred in all categories of deposits, with interest-bearing demand deposits increasing by 8.5%, savings deposits increasing by 25.7%, time deposits 7.5%, time deposits greater than $100,000 increasing by 23.4% and noninterest-bearing deposits experiencing the highest growth at 26.0%. The higher percentage growth in the non-time deposit categories, except time deposits greater than $100,000, continued the trend the Company noted in 2002 in which many time deposit customers deposited their maturing time deposits into other categories of deposits rather than renew their time deposits at the historically low rates in effect. The increase in time deposits greater than $100,000 was largely a result of the Company offering competitive interest rates on this product in order to fund the strong loan growth experienced.

      The 12.3% increase in average deposits in 2002 was primarily driven by increases in the non-time deposit categories. During 2002, average noninterest-bearing demand deposits increased 23.6%, interest-bearing demand deposits increased 21.8%, and savings deposits increased 26.3%. Average time deposits and time deposits greater than $100,000 increased at lower rates of 2.2% and 8.8% respectively. The higher increases in non-time deposits were primarily a result of the mix of the Company's 2001 deposit acquisitions and the mix of the Company's 2002 deposit growth. The Company's 2001 acquisitions were comprised of a high mix of non-time deposits, while in 2002 the Company noted that many customers deposited their maturing time deposits into other categories of deposits rather than renewing their time deposits at the historically low rates in effect.

      As of December 31, 2003, the Company held approximately $238.5 million in time deposits of $100,000 or more and other time deposits of $401.5 million. Table 16 is a maturity schedule of time deposits of $100,000 or more as of December 31, 2003. This table shows that 87.5% of the Company's time deposits greater than $100,000 mature within one year.

      At each of the past three year ends, the Company had no brokered deposits, nor had the Company issued any time deposits through foreign offices, nor did the Company believe that it held any deposits by foreign depositors.

Borrowings

      At December 31, 2003, the Company has three sources of readily available borrowing capacity - 1) an approximately $220 million line of credit with the FHLB, of which $36 million was outstanding at December 31,

2003 and $10 million was outstanding at December 31, 2002, 2) a $50 million overnight federal funds line of credit with a correspondent bank, none of which was outstanding at December 31, 2003 or 2002, and 3) an approximately $56 million line of credit through the Federal Reserve Bank of Richmond's (FRB) discount window, none of which was outstanding at December 31, 2003 or 2002.

      The Company's line of credit with the FHLB totaling approximately $220 million can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need and is secured by the Company's FHLB stock and a blanket lien on its one-to-four family residential loan portfolio. The Company had $36 million outstanding under this line of credit at December 31, 2003, with $25 million outstanding on an overnight basis and the other $11 million maturing in $1 million to $5 million increments in each of the years from 2005 to 2009.

      The Company's correspondent bank relationship allows the Company to purchase up to $50 million in federal funds on an overnight, unsecured basis. This line of credit was not drawn upon during any of the past three years.

      The Company also has a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of the Company's commercial, consumer and real estate portfolio (excluding 1-4 family). Based on the collateral owned by the Company as of December 31, 2003, the available line of credit is approximately $56 million. This line of credit was established primarily in connection with the Company's Y2K liquidity contingency plan and has not been drawn on since inception. The FRB has indicated that it would not expect lines of credit that have been granted to financial institutions to be a primary borrowing source. The Company plans to maintain this line of credit, although it is not expected that it will be drawn upon except in unusual circumstances.

      In addition to the lines of credit described above, in which the Company has $36 million outstanding, the Company also had a total of $40 million in trust preferred security debt outstanding at December 31, 2003. The Company issued $20 million of this debt on October 29, 2002 and an additional $20 million on December 19, 2003. These borrowings each have 30 year final maturities and were structured as trust preferred capital securities that qualify as Tier I capital for regulatory capital adequacy requirements. These debt securities are callable by the Company at par on any quarterly interest payment date five years after their issue date. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 3.45% for the securities issued in 2002 and LIBOR plus 2.70% for the securities issued in 2003.

      Average short-term borrowings for each of the past five years were less than thirty percent of total shareholders' equity at all times during each period.

Liquidity, Commitments, and Contingencies

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

      As noted above, in addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources -
1) an approximately $220 million line of credit with the FHLB, 2) a $50 million overnight federal funds line of credit with a correspondent bank, and 3) an approximately $56 million line of credit through the Federal Reserve Bank of Richmond's discount window.

      The Company's on-balance-sheet liquidity declined in both 2003 and 2002 as a result of the strong loan growth that outpaced deposit growth during each year. The imbalance in the loan growth compared to the deposit growth increased the loan to deposit ratio from 89.0% at December 31, 2001 to 94.6% at December 31, 2002 to 97.6% at December 31, 2003. Additionally, the percentage of balance sheet assets that are generally regarded as being liquid (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) decreased from 20.7% of total deposits and borrowings at December 31, 2001 to 16.0% at December 31, 2002 to 12.3% at December 31, 2003.

      In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows.

      Table 18 reflects the contractual obligations and other commercial commitments of the Company outstanding as of December 31, 2003. Of the $45 million in borrowings maturing in more than five years, $5 million relates to FHLB debt that has a call option whereby the FHLB may call the debt in 2004 - based on the interest rates in effect at December 31, 2003, the Company does not expect this borrowing to be called by the FHLB. Also, any of the Company's $36 million in outstanding borrowings with the FHLB may be accelerated immediately by the FHLB in certain circumstances, including material adverse changes in the condition of the Company or if the Company's qualifying collateral amounts to less than 1.33 times the amount of borrowings outstanding. At December 31, 2003, the Company's qualifying collateral amounted to 8.8 times the amount of borrowings outstanding.

      In the normal course of business there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the financial statements. Table 18 also reflects other commercial commitments of the Company outstanding as of December 31, 2003. This table reflects that as of December 31, 2003, the Company had outstanding loan commitments of $211,714,000 (the sum of credit cards and lines of credit and loan commitments line items). Of that amount, $186,878,000 were at variable rates and $24,836,000 were at fixed rates. Included in outstanding loan commitments were unfunded commitments of $111,631,000 on revolving credit plans, of which $103,049,000 were at variable rates and $8,582,000 were at fixed rates.

      In addition to the credit card and other loan commitments described above, at December 31, 2003 and 2002, the Company had $3,320,000 and $2,279,000 in
standby letters of credit outstanding, respectively. The Company has no carrying amount for these standby letters of credit. The nature of the standby letters of credit is a guarantee made on behalf the Company's customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit have two to three year terms, and the payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. In the event that the Company is required to honor a standby letter of credit, a note, already executed with the customer, is triggered which provides repayment terms and any collateral. Over the past ten years, the Company has had to honor one standby letter of credit, which was repaid by the borrower without any loss to the Company.

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

      Despite the decline in on-balance-sheet liquidity levels in 2002 and 2003 discussed above, the Company's management believes its liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet its operating needs in the foreseeable future. The Company will continue to monitor its liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.

Off-Balance Sheet Arrangements and Derivative Financial Instruments

      Off-balance sheet arrangements include transactions, agreements, or other contractual arrangements in which the Company has obligations or provides guarantees on behalf of an unconsolidated entity. The Company has no off-balance sheet arrangements of this kind.

      Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. The Company has not engaged in derivatives activities through December 31, 2003 and has no current plans to do so.

Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk - Item 7A.)

      Net interest income is the Company's most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, the Company's level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities. It is the Company's policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. The Company's exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of "shock" interest rates. Over the years, the Company has been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years the Company's net interest margin has ranged from a low of 4.23% (realized in 2001) to a high of 4.58% (realized in 2002). During that five year period the prime rate of interest has ranged from a low of 4.00% to a high of 9.50%.

      In 2001, the Company experienced downward pressure on its net interest margin, primarily as a result of the significant decreases in the interest rate environment - the Company's interest-earning assets adjusted downwards quicker and by a greater amount than did the Company's interest-bearing liabilities. In the first quarter of 2002, the Company's 4.36% net interest margin was the highest it had been since the fourth quarter of 2000, primarily as a result of the stable interest rate environment, when for the first time in five quarters, there were no decreases in rates initiated by the Federal Reserve. This allowed a significant portion of the Company's time deposits that were originated during periods of higher interest rates and matured during the quarter to reprice at lower levels, whereas the Company's rate sensitive interest-earning assets had repriced lower immediately upon the rate cuts by the Federal Reserve in 2001, and thus did not experience further rate reductions. There were also no changes in rates in the second or third quarters of 2002, which allowed the Company's time deposits to continue to mature and reprice at lower levels. As a result, the Company's net interest margin for the third quarter of 2002 was 4.78%, its highest level since the Company's merger with First Savings Bancorp in 2000. Consistent with what occurred in 2001, the 50 basis point (0.50%) rate cut initiated by the Federal Reserve on November 6, 2002 negatively impacted the Company's net interest margin as interest-sensitive assets repriced downwards sooner and by a greater amount than did the Company's interest-sensitive liabilities. The Company's net interest margin for the fourth quarter of 2002 was 4.53%, a 25 basis point decrease from the third quarter of 2002. In 2003, although the Company's deposits continued to reprice downward, the 50 basis point rate cut in November 2002 and the subsequent June 27, 2003 rate cut of 25 basis points had a more pronounced and a longer lasting negative impact on the Company's net interest margin than previous rate cuts because of the inability of the Company to reset deposit rates by an amount (because of their already near-zero rates) that would offset the negative impact of the rate cut on the yields earned on the Company's interest earning assets. Despite the relatively stable interest rate environment in 2003, with just the one rate cut in June, this factor was largely responsible for preventing a rebound in net interest margin similar to that realized in 2002. For the first three quarters of 2003, the Company's net interest margin was within six basis points of the 4.53% margin realized in the fourth quarter of 2002. The Company's net interest margin of 4.44% in the fourth quarter of 2003 was negatively impacted by the acquisition of four RBC Centura Bank branches in October 2003 as a result of the high mix of cash assumed in the acquisition (as opposed to higher yielding assets). In connection with this acquisition, the Company received approximately $62 million in cash that was not able to immediately be deployed into a mix of assets with higher yields consistent with the Company's typical mix. Additionally, as discussed in more detail in the section "Net Interest Income" above, the Company has experienced a shift in its loan portfolio from having more fixed rate loans to having more adjustable rate loans, which has also negatively impacted the Company's net interest margin.

      Table 17 sets forth the Company's interest rate sensitivity analysis as of December 31, 2003, using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call). As illustrated by this table, the Company had $329.8 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at December 31, 2003 subject to interest rate changes within one year are deposits totaling $462.9 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

      Thus, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates (In fact, it has been the Company's experience that each interest rate cut occurring during the past three years has negatively impacted (at least temporarily) the Company's net interest margin). Generally, as discussed above, when rates change, the Company's interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while the Company's interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. The net effect is that in the twelve month horizon, as rates change, the impact of having a higher level of interest-sensitive liabilities is substantially negated by the later and typically lower proportionate change these liabilities experience compared to interest sensitive assets. However, as previously discussed, recent rate cuts, particularly the two rate cuts totaling 75 basis points that have occurred since September 30, 2002, may have a more pronounced and a longer lasting negative impact on the Company's net interest margin than previous rate cuts because of the inability of the Company to reset deposit rates by an amount (because of their already near-zero rates) that would offset the negative impact of the rate cut on the yields earned on the Company's interest earning assets. Additionally, as previously discussed, over the past two years, the Company has originated significantly more adjustable rate loans compared to fixed rate loans. In the current interest rate environment, adjustable rate loans generally carry lower initial interest rates than fixed rate loans. If the trend of originating more adjustable rate loans than fixed rate loans continues into 2004, which the Company expects will occur, the Company's net interest margin will continue to be negatively impacted. Accordingly, under the assumption of a stable interest rate environment in 2004, the Company would not expect its net interest margin to rebound as it did in 2002 when rates were stable, but instead projects that its net interest margin would decline slightly to approximately 4.30%-4.40% due to the factors just discussed. If interest rates were to further decline, the Company expects that its net interest margin would decline further in 2004, whereas if interest rates were to increase, the Company expects that its 2004 net interest margin would be positively impacted.

      The Company has no market risk sensitive instruments held for trading purposes, nor does it maintain any foreign currency positions. Table 19 presents the expected maturities of the Company's other than trading market risk sensitive financial instruments. Table 19 also presents the estimated fair values of market risk sensitive instruments as estimated in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The Company's assets and liabilities each have estimated fair values that are slightly higher than their carrying value. This is due to the yields on these portfolios being higher than market yields at December 31, 2003 for instruments with maturities similar to the remaining term of the portfolios, due to the declining interest rate environment.

      See additional discussion regarding net interest income, as well as discussion of the changes in the annual net interest margin in the section entitled "Net Interest Income" above.

Return on Assets and Equity

      Table 20 shows return on assets (net income divided by average total assets), return on equity (net income divided by average shareholders' equity), dividend payout ratio (dividends per share divided by net income per share) and shareholders' equity to assets ratio (average shareholders' equity divided by average total assets) for each of the years in the three-year period ended December 31, 2003.

Capital Resources and Shareholders' Equity

      Shareholders' equity at December 31, 2003 amounted to $141.9 million compared to $124.0 million at December 31, 2002. The two basic components typically affecting the Company's shareholders' equity are net income, which increases shareholders' equity, and dividends declared, which decreases shareholders' equity. In 2003, net income of $19,417,000 increased equity, while dividends declared of $8,835,000 reduced equity.

      Two other items significantly impacted shareholders' equity in 2003. In connection with the Company's acquisition of CCB in January 2003, the Company issued 0.8 shares of stock for each share of CCB stock outstanding, which resulted in the Company issuing a total of 333,000 shares of stock valued at $9.3 million, which increased shareholders equity. Also, the Company continued to actively manage its capital and number of common shares outstanding through stock repurchases. In 2003, the Company repurchased a total of 209,380 shares of its common stock at an average price of $24.83, which reduced shareholders' equity by $5.2 million. At December 31, 2003, the Company had a remaining authorization from its board of directors to repurchase 160,000 shares of stock.

      Other items affecting shareholders' equity in 2003 were 1) proceeds of $1,167,000 received from common stock issued as a result of stock option exercises, 2) proceeds of $1,277,000 received from the issuance of stock into the Company's dividend reinvestment plan, 3) a $546,000 increase to equity related to the tax benefit that the Company realized due to exercises of nonqualified stock options, and 4) other comprehensive income of $210,000, which was comprised of the $287,000 increase in the net unrealized gain, net of taxes, of the Company's available for sale securities that was reduced by an adjustment to the Company's pension liability of $77,000, net of taxes.

      In 2002, in addition to repurchasing 185,000 shares of stock totaling $4,410,000, which reduced equity, other items affecting shareholders' equity were 1) proceeds of $1,033,000 received from common stock issued as a result of stock option exercises, 2) proceeds of $1,174,000 received from the issuance of stock into the Company's dividend reinvestment plan, 3) a $382,000 increase to equity related to the tax benefit that the Company realized due to exercises of nonqualified stock options, and 4) other comprehensive income of $75,000, which was comprised of the $176,000 increase in the net unrealized gain, net of taxes, of the Company's available for sale securities that was reduced by an adjustment to the Company's pension liability of $101,000, net of taxes.

      In 2001, in addition to repurchasing 457,000 shares of stock at a cost of $10,468,000, which reduced equity, one other item had a significant effect on shareholders' equity - common stock issued in acquisitions, which primarily related to the Company's May 2001 acquisition of Century in which approximately 586,000 shares of common stock were issued. The issuance of stock in connection with the Company's acquisitions increased shareholders' equity by $9.2 million in 2001. Other items affecting shareholders' equity in 2001 were 1) proceeds of $731,000 received from common stock issued as a result of stock option exercises, 2) proceeds of $564,000 received from the issuance of stock into the Company's dividend reinvestment plan, and 3) other comprehensive income, which was comprised entirely of the change in the unrealized gain or loss, net of taxes, of the Company's available for sale securities and amounted to $421,000 in 2001.

      The Company is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.

      The Company and the Bank must comply with regulatory capital requirements established by the FED and FDIC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require the Company and the Bank to maintain minimum ratios of "Tier 1" capital to total risk-weighted assets ("Tier I Capital Ratio") and total capital to risk-weighted assets ("Total Capital Ratio") of 4.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders' equity, excluding unrealized gains or losses from the securities available for sale, less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which for the Company and the Bank is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company and the Bank, adjusted for their related risk levels using formulas set forth in Federal Reserve Board and FDIC regulations.

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

      Table 21 presents the Company's regulatory capital ratios as of December 31, 2003, 2002, and 2001. In 2002, as a result of the Company forecasting that its strategic growth goals would likely result in the need for additional capital, the Company issued $20 million in debt structured as trust preferred capital securities that qualify as capital for regulatory capital adequacy requirements - see "Borrowings" above for further discussion. As a result of the issuance of the trust preferred securities, the Company's capital ratios increased significantly at December 31, 2002 compared to December 31, 2001. In 2003, while at all times the Company's regulatory capital ratios far exceeded regulatory minimums, the ratios decreased significantly as a result of the Company's acquisitions, which increased assets and decreased tangible capital. The Company's issuance of an additional $20 million in trust preferred securities in December 2003 partially offset the decrease in regulatory capital ratios resulting from the effects of the acquisitions. Because of limitations on the amount of Tier I capital that can be comprised of trust preferred securities, only $29.8 million of the $40 million in trust preferred securities outstanding is includable as Tier I capital for the Company at December 31, 2003, with the remaining $10.2 million being included as Tier II capital.

      In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for a bank's classification as "well capitalized." The specific guidelines are as follows - Tier I Capital Ratio of at least 6.00%, Total Capital Ratio of at least 10.00%, and a Leverage Ratio of at least 5.00%. The Bank's regulatory ratios exceeded the threshold for "well-capitalized" status at December 31, 2003, 2002 and 2001.

      The Company's goal is to maintain its "well-capitalized" status at all times. Based on the Company's capital position at December 31, 2003 and considering that there are no pending acquisitions, the Company does not anticipate needing to raise capital in the foreseeable future. The Company estimates, based on criteria provided by trust preferred security pool underwriters, that it has the credit capacity to issue approximately $20 million more in trust preferred securities. The Company also believes that it has the ability to raise capital in a secondary stock offering should the need arise.

      See "Supervision and Regulation" under "Business" above and Note 15 to the consolidated financial statements for discussion of other matters that may affect the Company's capital resources.

Inflation

      Because the assets and liabilities of a bank are primarily monetary in nature (payable in fixed determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same. The effect of inflation on banks is normally not as significant as its influence on those businesses that have large investments in plant and inventories. During periods of high inflation, there are normally corresponding increases in the money supply, and banks will normally experience above average growth in assets, loans and deposits. Also, general increases in the price of goods and services will result in increased operating expenses.

Current Accounting Matters

      The Company prepares its consolidated financial statements and related disclosures in conformity with standards established by, among others, the Financial Accounting Standards Board (the "FASB"). Because the information needed by users of financial reports is dynamic, the FASB frequently issues new rules and proposes new rules for companies to apply in reporting their activities. The following paragraphs contain information regarding recently adopted accounting standards that affected the Company and new standards that have not yet been adopted that have the potential to affect the Company.

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" (Statement 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. The Company adopted this statement July 1, 2001. Statement 142 requires that all goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement
142. Statement 142 also requires that identifiable intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Certain provisions of Statement 142 relating to business combinations consummated after June 30, 2001 were adopted by the Company on July 1, 2001. The remaining provisions were adopted on January 1, 2002. In connection with Statement 142's transitional goodwill impairment evaluation, the statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. The Company completed this assessment during the first quarter of 2002 and determined that there was no goodwill impairment. The Company has also performed annual impairment tests since the date of adoption, and the Company determined for each of those tests that there was no goodwill impairment. See
Note 6 to the consolidated financial statements for additional disclosures related to Statement 142.

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

      In August 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (Statement 146), which addresses financial accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In Statement 146, the Board acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. An obligation becomes a present obligation when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Statement 146 also establishes that fair value is the objective for the initial measurement of the liability. Statement 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of this statement effective January 1, 2003 and will apply the provisions to any exit or disposal activities initiated after that date. The Company did not have exit or disposal activities that were subject to accounting under Statement 146 in 2003.

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

      In November 2002, the FASB issued Financial Interpretation No. 45 (FIN
45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. The disclosure requirements were effective for interim and annual financial statements ending after December 15, 2002 and are contained in Note 12 to the consolidated financial statements. The initial recognition and measurement provisions were effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002, the impacts of which were not material to the Company. The Company issues standby letters of credit whereby the Company guarantees performance if a specified triggering event or condition occurs, primarily nonpayment by the Company's customer to their supplier. The standby letters of credit are generally for terms for one year, at which time they may be renewed for another year if both parties agree. See Note 12 to the accompanying audited consolidated financial statements.

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148) an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002 while the disclosure requirements are effective for interim periods beginning after December 15, 2002, with early application encouraged. The adoption of SFAS 148 required enhanced disclosures for the Company's stock-based employee compensation plan for the year ended December 31, 2002. The Company does not have any plans to change its method of accounting for stock-based employee compensation, but has furnished the expanded disclosures in Note 1(k) in the accompanying audited consolidated financial statements.

      In January 2003, the FASB issued Financial Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which was subsequently revised in December 2003. FIN 46 addresses the consolidation by business enterprises of certain variable interest entities. The provisions of this interpretation became effective for the Company on January 31, 2003 as it relates to variable interest entities created or purchased after that date. In October 2003, the FASB issued guidance that provided for a deferral of the effective date of applying FIN 46 to entities created before February 1, 2003, to no later than December 31, 2003. In addition, the deferral permitted a company to apply FIN 46 as of July 1, 2003, to some or all of the variable interest entities in which it holds an interest, and the rest on December 31, 2003. In December 2003, the FASB issued a revision to (FIN 46R), which clarified and interpreted certain of the provisions of FIN 46, without changing the basic accounting model in FIN 46. The provisions of FIN 46R are effective no later than March 31, 2004. However, companies must apply either FIN 46 or FIN 46R to those entities considered special purpose entities no later than December 31, 2003. The adoption of FIN 46 did not have an impact on the Company's financial position or results of operations. The Company has identified no investments in variable interest entities that would require consolidation under FIN 46. For the Company, beginning with the first quarter of 2004, the application of FIN 46R will result in the de-consolidation of the trusts that have issued the trust preferred capital securities currently reported in the consolidated financial statements. The trust preferred capital securities are currently disclosed as long-term borrowings within the consolidated financial statements. The de-consolidation of the trust will instead cause the disclosure of junior subordinated debentures between the Company and the trust subsidiary. Currently, the junior subordinated debentures are eliminated in consolidation, resulting in the disclosure of long-term borrowings. The impact of this change will not have a material effect on the Company's consolidated financial statements. Treatment of trust preferred securities within the Company's capital ratio calculations in light of FIN 46 is pending further guidance from the banking regulators. If the banking regulators change the capital treatment for trust preferred securities, the Company's Tier 1 and total capital could be reduced by the amount of outstanding trust preferred securities, but the Company believes that its capital classifications would not fall below the level of "adequately" capitalized and that the Company has other options available to raise capital, including but not limited to a secondary stock offering. Additional information regarding the Company's trust preferred securities is included in Note 9 in the accompanying audited consolidated financial statements.

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

      In November 2003, the FASB ratified a consensus reached by its Emerging Issues Task Force ("EITF") regarding quantitative and qualitative disclosures required by EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue No. 03-1 requires certain quantitative and qualitative disclosures as it relates to investments that have unrealized losses that have not been recognized as other-than-temporary impairments and is effective for fiscal years ending after December 15, 2003. The additional disclosures required for the Company are included in Note 3 in the accompanying audited consolidated financial statements.

      In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003) (Statement 132(R)), "Employers' Disclosures about Pensions and Other Postretirement Benefits." Statement 132(R) revises employers' disclosures about pension plans and other postretirement plans, but does not change the measurement or recognition of those plans. Statement No. 132(R) requires additional disclosures about the assets, obligations, cash flows, and net periodic pension cost of defined benefit plans and other defined benefit postretirement plans. Most of the provisions of Statement 132(R) are effective for financial statements with fiscal years after December 15, 2003, with certain provisions becoming effective for fiscal years ending after June 15, 2004. The additional disclosures required for the Company are included in
Note 11 in the accompanying audited consolidated financial statements.

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

Table 1 Selected Consolidated Financial Data
================================================================================

                                                                               Year Ended December 31,
  ($ in thousands, except per share                 ------------------------------------------------------------------------
         and nonfinancial data)                        2003             2002           2001         2000 (1)          1999
                                                    ----------       ---------       ---------      --------         -------
Income Statement Data
Interest income                                     $   74,667          73,261          76,773        72,915          61,591
Interest expense                                        18,907          23,871          35,720        34,220          26,488
Net interest income                                     55,760          49,390          41,053        38,695          35,103
Provision for loan losses                                2,680           2,545           1,151         1,605             910
Net interest income after provision                     53,080          46,845          39,902        37,090          34,193
Noninterest income                                      14,918          11,968           9,655         4,729           5,647
Noninterest expense                                     37,964          32,301          28,634        26,741          21,752
Income before income taxes                              30,034          26,512          20,923        15,078          18,088
Income taxes                                            10,617           9,282           7,307         5,736           6,234
Net income                                              19,417          17,230          13,616         9,342          11,854

Earnings per share - basic                                2.07            1.89            1.51          1.05            1.32
Earnings per share - diluted                              2.03            1.85            1.47          1.03            1.27
============================================================================================================================
Per Share Data
Cash dividends declared                             $     0.94            0.90            0.88          0.77            0.63
Market Price
      High                                               32.23           27.52           28.08         17.25           20.00
      Low                                                22.95           20.20           15.50         12.06           13.31
      Close                                              31.20           23.51           22.55         15.75           16.50
Book value - stated                                      15.03           13.59           12.81         12.54           12.09
Tangible book value                                       9.66           10.83           10.12         12.01           11.50
============================================================================================================================
Selected Balance Sheet Data (at year end)
Total assets                                        $1,475,769       1,218,146       1,144,691       915,167         889,531
Loans                                                1,218,895         998,547         890,310       746,089         643,224
Allowance for loan losses                               13,569          10,907           9,388         7,893           6,674
Intangible assets                                       50,701          25,169          24,488         4,630           5,261
Deposits                                             1,249,364       1,055,957       1,000,281       770,379         712,139
Borrowings                                              76,000          30,000          15,000        26,200          62,500
Total shareholders' equity                             141,856         123,985         116,726       110,684         106,980
============================================================================================================================
Selected Average Balances
Assets                                              $1,339,823       1,162,708       1,046,030       909,800         823,571
Loans                                                1,113,426         954,885         831,817       701,317         597,951
Earning assets                                       1,245,679       1,090,666         983,628       867,269         782,492
Deposits                                             1,153,385       1,010,693         899,989       744,835         680,749
Interest-bearing liabilities                         1,065,950         928,686         837,563       724,152         643,921
Shareholders' equity                                   137,293         120,943         115,620       110,093         107,913
============================================================================================================================
Ratios
Return on average assets                                  1.45%           1.48%           1.30%         1.03%           1.44%
Return on average equity                                 14.14%          14.25%          11.78%         8.49%          10.98%
Net interest margin (taxable-equivalent basis)            4.52%           4.58%           4.23%         4.53%           4.56%
Shareholders' equity to assets at year end                9.61%          10.18%          10.20%        12.09%          12.03%
Loans to deposits at year end                            97.56%          94.56%          89.01%        96.85%          90.32%
Net charge-offs to average loans                          0.10%           0.11%           0.09%         0.06%           0.06%
Efficiency ratio                                         53.32%          52.19%          55.82%        60.75%          52.59%
============================================================================================================================

(1) Results for the year ended December 31, 2000 were significantly impacted by merger-related charges.

================================================================================

Table 2 Average Balances and Net Interest Income Analysis
================================================================================

                                                                     Year Ended December 31,
                              ------------------------------------------------------------------------------------------------------
                                              2003                             2002                                2001
                              --------------------------------  --------------------------------   ---------------------------------
                                                     Interest                          Interest                            Interest
                               Average        Avg.    Earned     Average       Avg.     Earned      Average        Avg.     Earned
($ in thousands)                Volume        Rate    or Paid     Volume       Rate    or Paid       Volume        Rate     or Paid
                              ----------    -------  ---------  ----------   -------  ----------   ----------   --------  ----------
Assets
Loans (1)                     $1,113,426      6.23%  $  69,318  $  954,885     6.99%  $   66,742   $  831,817      8.18%  $   68,055
Taxable securities                81,211      4.80%      3,902      83,642     5.93%       4,961       98,645      6.46%       6,372
Non-taxable securities (2)        14,238      8.33%      1,186      14,823     8.51%       1,262       16,280      8.60%       1,400
Short-term investments,
  primarily federal funds         36,804      2.12%        779      37,316     2.23%         831       36,886      4.17%       1,538
                              ----------             ---------  ----------            ----------   ----------             ----------
Total interest-
    earning assets             1,245,679      6.04%     75,185   1,090,666     6.77%      73,796      983,628      7.87%      77,365
                                                     ---------                        ----------                          ----------
Cash and due from banks           31,189                            26,330                             25,618
Bank premises and
    equipment, net                23,371                            20,769                             16,781
Other assets                      39,584                            24,943                             20,003
                              ----------                        ----------                         ----------
Total assets                  $1,339,823                        $1,162,708                         $1,046,030
                              ==========                        ==========                         ==========
Liabilities and Equity
Savings, NOW and  money
  market deposits             $  414,525      0.53%      2,215  $  368,807     0.97%       3,588   $  300,387      1.78%       5,354
Time deposits >$100,000          229,758      2.56%      5,892     186,178     3.67%       6,825      171,096      5.88%      10,058
Other time deposits              379,603      2.37%      9,001     352,964     3.51%      12,376      345,350      5.48%      18,941
                              ----------             ---------  ----------            ----------   ----------             ----------
     Total interest-bearing
       deposits                1,023,886      1.67%     17,108     907,949     2.51%      22,789      816,833      4.21%      34,353
Borrowings                        42,064      4.28%      1,799      20,737     5.22%       1,082       20,729      6.59%       1,367
                              ----------             ---------  ----------            ----------   ----------             ----------
Total interest-
    bearing liabilities        1,065,950      1.77%     18,907     928,686     2.57%      23,871      837,562      4.26%      35,720
                                                     ---------                        ----------                          ----------
Non-interest-
    bearing deposits             129,499                           102,744                             83,156
Other liabilities                  7,081                            10,335                              9,692
Shareholders' equity             137,293                           120,943                            115,620
                              ----------                        ----------                         ----------
Total liabilities and
    shareholders' equity      $1,339,823                        $1,162,708                         $1,046,030
                              ==========                        ==========                         ==========
Net yield on interest-
    earning assets and
    net interest income                       4.52%  $  56,278                 4.58%  $   49,925                   4.23%  $   41,645
                                                     =========                        ==========                          ==========
Interest rate spread                          4.26%                            4.20%                               3.61%

Average prime rate                            4.12%                            4.67%                               6.93%
--------------------------------------------------------------------------------

(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized loan fees in the amounts of $1,235,000, $938,000, and $738,000 for 2003, 2002, and
      2001, respectively.

(2) Includes tax-equivalent adjustments of $519,000, $535,000, and $592,000 in 2003, 2002, and 2001, respectively, to reflect the federal and state benefit of the tax-exempt securities, reduced by the related nondeductible portion of interest expense.

================================================================================

Table 3 Volume and Rate Variance Analysis
================================================================================

                                                  Year Ended December 31, 2003             Year Ended December 31, 2002
                                              ------------------------------------    --------------------------------------
                                              Change Attributable to                  Change Attributable to
                                              ----------------------                  ----------------------
                                                                          Total                                     Total
                                                Changes      Changes     Increase       Changes       Changes      Increase
(In thousands)                                in Volumes    in Rates    (Decrease)    in Volumes     in Rates     (Decrease)
                                              ----------    --------    ----------    ----------    ---------     ----------
Interest income (tax-equivalent):
     Loans                                     $ 10,476       (7,900)       2,576       $ 9,335       (10,648)       (1,313)
     Taxable securities                            (130)        (929)      (1,059)         (929)         (482)       (1,411)
     Non-taxable securities                         (49)         (27)         (76)         (125)          (13)         (138)
     Short-term investments, principally
          federal funds sold                        (11)         (41)         (52)           14          (721)         (707)
                                              ---------     --------    ---------     ---------     ---------     ---------
               Total interest income             10,286       (8,897)       1,389         8,295       (11,864)       (3,569)
                                              ---------     --------    ---------     ---------     ---------     ---------
Interest expense:
     Savings, NOW and money
          market deposits                           345       (1,718)      (1,373)          943        (2,709)       (1,766)
     Time deposits>$100,000                       1,358       (2,291)        (933)          720        (3,953)       (3,233)
     Other time deposits                            783       (4,158)      (3,375)          342        (6,907)       (6,565)
                                              ---------     --------    ---------     ---------     ---------     ---------
          Total interest-bearing deposits         2,486       (8,167)      (5,681)        2,005       (13,569)      (11,564)
     Borrowings                                   1,012         (295)         717            --          (285)         (285)
                                              ---------     --------    ---------     ---------     ---------     ---------
              Total interest expense              3,498       (8,462)      (4,964)        2,005       (13,854)      (11,849)
                                              ---------     --------    ---------     ---------     ---------     ---------
                    Net interest income        $  6,788         (435)       6,353       $ 6,290         1,990         8,280
                                              =========     ========    =========     =========     =========     =========

(1) Changes attributable to both volume and rate are allocated equally between rate and volume variances.

Table 4  Noninterest Income
================================================================================

                                                        Year Ended December 31,
                                                  ---------------------------------
(In thousands)                                      2003         2002         2001
                                                  -------      -------       ------
Service charges on deposit accounts               $ 7,938        6,856        5,265
Other service charges, commissions, and fees        2,710        2,336        2,046
Fees from presold mortgages                         2,327        1,713        1,259
Commissions from sales of insurance and
       financial products                           1,304          738          731
Data processing fees                                  333          303          205
                                                  -------      -------       ------
     Total core noninterest income                 14,612       11,946        9,506
Loan sale gains                                         2           11            9
Securities gains, net                                 218           25           61
Other gains (losses), net                              86          (14)          79
                                                  -------      -------       ------
          Total                                   $14,918       11,968        9,655
                                                  =======      =======       ======

Table 5 Noninterest Expenses
================================================================================

                                                       Year Ended December 31,
                                                  ---------------------------------
(In thousands)                                      2003         2002         2001
                                                  -------      -------       ------
Salaries                                          $17,756       15,079       12,534
Employee benefits                                   4,381        3,388        3,083
                                                  -------      -------       ------
     Total personnel expense                       22,137       18,467       15,617
Occupancy expense                                   2,366        2,077        1,734
Equipment related expenses                          2,555        2,128        1,631
Amortization of intangible assets                     224           31        1,535
Stationery and supplies                             1,498        1,445        1,279
Telephone                                           1,229          932          688
Non-credit losses                                     198           97          167
Other operating expenses                            7,757        7,124        5,983
                                                  -------      -------       ------
          Total                                   $37,964       32,301       28,634
                                                  =======      =======       ======
================================================================================

Table 6 Income Taxes
================================================================================

(In thousands)                        2003              2002              2001
                                    -------            -----             -----
Current  - Federal                  $ 9,578            8,964             7,256
         - State                        614              464               102
Deferred - Federal                      425             (146)              (51)
                                    -------            -----             -----
   Total                            $10,617            9,282             7,307
                                    =======            =====             =====
Effective tax rate                     35.3%            35.0%             34.9%
                                    =======            =====             =====

Table 7 Distribution of Assets and Liabilities
================================================================================

                                                                            As of December 31,
                                                                   ---------------------------------------
                                                                     2003           2002            2001
                                                                   --------       --------       ---------
Assets
     Interest-earning assets
        Net loans                                                        82%            81%             77%
        Securities available for sale                                     7              5               8
        Securities held to maturity                                       1              1               1
        Short term investments                                            2              6               6
                                                                   --------       --------       ---------
             Total interest-earning assets                               92             93              92

     Noninterest-earning assets
        Cash and due from banks                                           2              2               3
        Premises and equipment                                            2              2               2
        Other assets                                                      4              3               3
                                                                   --------       --------       ---------
               Total assets                                             100%           100%            100%
                                                                   ========       ========       =========
Liabilities and shareholders' equity
     Demand deposits - noninterest bearing                               10%             9%              8%
     Savings, NOW, and money market deposits                             31             32              31
     Time deposits of $100,000 or more                                   16             17              17
     Other time deposits                                                 27             29              32
                                                                   --------       --------       ---------
           Total deposits                                                84             87              88
     Borrowings                                                           5              2               1
     Accrued expenses and other liabilities                               1              1               1
                                                                   --------       --------       ---------
             Total liabilities                                           90             90              90

Shareholders' equity                                                     10             10              10
                                                                   --------       --------       ---------
                 Total liabilities and shareholders' equity             100%           100%            100%
                                                                   ========       ========       =========

Table 8 Securities Portfolio Composition
================================================================================

                                                                             As of December 31,
                                                                   ---------------------------------------
(In thousands)                                                       2003           2002            2001
                                                                   --------       --------       ---------
Securities available for sale:
     U.S. Treasury                                                 $     --             --             512
     U.S. Government agencies                                        35,808         13,529          28,111
     Mortgage-backed securities                                      48,473         35,208          52,227
     Corporate bonds                                                 13,415         11,507           8,663
     Equity securities                                                5,759          5,535           6,956
                                                                   --------       --------       ---------
             Total securities available for sale                    103,455         65,779          96,469
                                                                   --------       --------       ---------
Securities held to maturity:
     State and local governments                                     12,947         13,951          16,130
     Other                                                            1,259          1,039             208
                                                                   --------       --------       ---------
             Total securities held to maturity                       14,206         14,990          16,338
                                                                   --------       --------       ---------
                       Total securities                            $117,661         80,769         112,807
                                                                   ========       ========       =========

                       Average total securities during year        $ 95,449         98,465         114,925
                                                                   ========       ========       =========

================================================================================

Table 9 Securities Portfolio Maturity Schedule
================================================================================

                                                             As of December 31,
                                                   ----------------------------------------
                                                                    2003
                                                   ----------------------------------------
                                                    Book            Fair            Book
($ in thousands)                                    Value           Value         Yield (1)
                                                   --------       ---------       ---------
Securities available for sale:

   U.S. Government agencies
        Due within one year                        $    515             513           1.00%
        Due after one but within five years          15,844          15,989           3.42%
        Due after five but within ten years          18,866          19,306           5.50%
                                                   --------       ---------         ------
              Total                                  35,225          35,808           4.49%
                                                   --------       ---------         ------
   Mortgage-backed securities
        Due within one year                           1,262           1,301           3.92%
        Due after one but within five years          25,877          25,921           3.94%
        Due after five but within ten years          19,390          19,371           4.40%
        Due after ten years                           1,926           1,880           4.70%
                                                   --------       ---------         ------
              Total                                  48,455          48,473           4.18%
                                                   --------       ---------         ------
   Corporate debt securities
        Due within one year                             857             861           4.06%
        Due after one but within five years             538             549           3.40%
        Due after ten years                          10,759          12,005           8.34%
                                                   --------       ---------         ------
              Total                                  12,154          13,415           7.82%
                                                   --------       ---------         ------
    Equity securities                                 5,753           5,759           3.92%
                                                   --------       ---------         ------
Total securities available for sale
        Due within one year                           2,634           2,675           3.39%
        Due after one but within five years          42,259          42,459           4.12%
        Due after five but within ten years          38,256          38,677           4.94%
        Due after ten years                          18,438          19,644           6.56%
                                                   --------       ---------         ------
              Total                                $101,587         103,455           4.85%
                                                   ========       =========         ======

Securities held to maturity:

   State and local governments
        Due within one year                        $  1,305           1,317           5.46%
        Due after one but within five years           7,707           8,101           6.48%
        Due after five but within ten years           3,339           3,593           7.61%
        Due after ten years                             596             636           7.15%
                                                   --------       ---------         ------
              Total                                  12,947          13,647           6.70%
                                                   --------       ---------         ------
    Other
        Due after one but within five years           1,259           1,259           1.01%
                                                   --------       ---------         ------
              Total                                   1,259           1,259           1.01%
                                                   --------       ---------         ------
Total securities held to maturity
        Due within one year                           1,305           1,317           5.46%
        Due after one but within five years           8,966           9,360           5.71%
        Due after five but within ten years           3,339           3,593           7.61%
        Due after ten years                             596             636           7.15%
                                                   --------       ---------         ------
              Total                                $ 14,206          14,906           6.19%
                                                   ========       =========         ======

(1) Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 35% tax rate.

================================================================================

Table 10 Loan Portfolio Composition
================================================================================

                                                                   As of December 31,
                     --------------------------------------------------------------------------------------------------------------
                             2003                  2002                  2001                   2000                   1999
                     -------------------   -------------------   --------------------   ---------------------   -------------------
                                    % of                  % of                  % of                    % of                  % of
                                   Total                 Total                  Total                   Total                 Total
($ in thousands)       Amount      Loans     Amount      Loans     Amount       Loans     Amount        Loans     Amount      Loans
                     ----------   ------   ----------   ------   ----------    ------   ----------     ------   ----------   ------
Commercial,
  financial, &
  agricultural       $  117,287     9.62%  $   88,291     8.84%  $   79,695      8.94%  $   76,507      10.24%  $   58,574     9.10%
Real estate -
  construction           98,189     8.05%      68,162     6.82%      66,304      7.44%      57,608       7.71%      36,823     5.72%
Real estate -
  mortgage(1)           939,578    77.05%     795,148    79.57%     697,498     78.29%     571,638      76.55%     512,080    79.52%
Installment loans
  to individuals         64,444     5.28%      47,648     4.77%      47,471      5.33%      41,047       5.50%      36,450     5.66%
                     ----------   ------   ----------   ------   ----------    ------   ----------     ------   ----------   ------
   Loans, gross       1,219,498   100.00%     999,249   100.00%     890,968    100.00%     746,800     100.00%     643,927   100.00%
                                  ======                ======                 ======                  ======                ======
Unamortized net
  deferred loan
  fees & unearned
  income                  (603)                  (702)                 (658)                  (711)                   (703)
                     ----------            ----------            ----------             ----------              ----------
Total loans, net     $1,218,895            $  998,547            $  890,310             $  746,089              $  643,224
                     ==========            ==========            ==========             ==========              ==========

(1) The majority of these loans are various personal and commercial loans where real estate provides additional security for the loan.

Table 11 Loan Maturities
================================================================================

                                                                         As of December 31, 2003
                                       --------------------------------------------------------------------------------------------
                                             Due within       Due after one year but       Due after five
                                              one year          within five years              years                  Total
                                       --------------------   ----------------------   ---------------------   --------------------
($ in thousands)                         Amount      Yield       Amount      Yield       Amount       Yield      Amount      Yield
                                       ----------   -------   -----------   --------   ----------    -------   ----------   -------
Variable Rate Loans:
   Commercial, financial, and
       agricultural                    $   39,255     4.47%    $   29,228     4.42%    $    2,180     5.46%    $   70,663     4.48%
   Real estate - construction              73,415     4.56%         8,038     4.36%         2,414     3.84%        83,867     4.52%
   Real estate - mortgage                  74,727     4.53%       192,777     4.46%       256,004     5.32%       523,508     4.89%
   Installment loans
       to individuals                         873     4.65%         6,403     6.97%         1,409     6.70%         8,685     6.69%
                                       ----------              ----------              ----------              ----------
          Total at variable rates         188,270     4.53%       236,446     4.52%       262,007     5.31%       686,723     4.83%
                                       ----------              ----------              ----------              ----------
Fixed Rate Loans:
   Commercial, financial, and
       agricultural                         9,680     7.03%        30,226     6.85%         7,485     6.05%        47,391     6.76%
   Real estate - construction              16,658     5.97%           721     6.93%           742     5.04%        18,121     5.97%
   Real estate - mortgage                  39,641     7.20%       289,584     6.63%        78,910     7.18%       408,135     6.79%
   Installment loans
       to individuals                       8,336     7.99%        41,835     9.02%         4,080     7.29%        54,251     8.73%
                                       ----------              ----------              ----------              ----------
          Total at fixed rates             74,315     6.99%       362,366     6.92%        91,217     7.07%       527,898     6.96%
                                       ----------              ----------              ----------              ----------

              Subtotal                    262,585     5.23%       598,812     5.97%       353,224     5.76%     1,214,621     5.76%
Nonaccrual loans                            4,274                      --                      --                   4,274
                                       ----------              ----------              ----------              ----------
                   Loans, gross        $  266,859              $  598,812              $  353,224              $1,218,895
                                       ==========              ==========              ==========              ==========

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

================================================================================

Table 12 Nonperforming Assets
================================================================================

                                                                              As of December 31,
                                                           --------------------------------------------------------
($ in thousands)                                             2003         2002        2001        2000        1999
                                                           -------      -------      ------      ------      ------
Nonaccrual loans                                           $ 4,274        2,976       3,808         626       1,424
Restructured loans                                              21           41          83         237         257
Accruing loans >90 days past due                                --           --          --          --          --
                                                           -------      -------      ------      ------      ------
     Total nonperforming loans                               4,295        3,017       3,891         863       1,681
Other real estate (included in other assets)                 1,398        1,384       1,253         893         906
                                                           -------      -------      ------      ------      ------
     Total nonperforming assets                            $ 5,693        4,401       5,144       1,756       2,587
                                                           =======      =======      ======      ======      ======
Nonperforming loans as a percentage
   of total loans                                             0.35%        0.30%       0.44%       0.12%       0.26%
Nonperforming assets as a percentage of
   loans and other real estate                                0.47%        0.44%       0.58%       0.24%       0.40%
Nonperforming assets as a percentage of
   total assets                                               0.39%        0.36%       0.45%       0.19%       0.29%
Allowance for loan losses as a percentage
   of nonperforming loans                                   315.93%      361.52%     241.27%     914.60%     397.03%

Table 13 Allocation of the Allowance for Loan Losses
================================================================================

                                                                              As of December 31,
                                                           --------------------------------------------------------
($ in thousands)                                             2003         2002        2001        2000        1999
                                                           -------      -------      ------      ------      ------
Commercial, financial, and agricultural                    $ 2,420        1,890       1,643       1,574         726
Real estate - construction                                     641          483         449         393         255
Real estate - mortgage                                       8,920        7,416       6,230       4,849       4,078
Installment loans to individuals                             1,435        1,094       1,021         817         587
                                                           -------      -------      ------      ------      ------
Total allocated                                             13,416       10,883       9,343       7,633       5,646
Unallocated                                                    153           24          45         260       1,028
                                                           -------      -------      ------      ------      ------
Total                                                      $13,569       10,907       9,388       7,893       6,674
                                                           =======      =======      ======      ======      ======

================================================================================

Table 14 Loan Loss and Recovery Experience
================================================================================

                                                                                    As of December 31,
                                                      ---------------------------------------------------------------------------
($ in thousands)                                          2003             2002            2001            2000            1999
                                                      -----------       ---------       ---------       ---------       ---------
Loans outstanding at end of year                      $ 1,218,895         998,547         890,310         746,089         643,224
                                                      ===========       =========       =========       =========       =========
Average amount of loans outstanding                   $ 1,113,426         954,885         831,817         701,317         597,951
                                                      ===========       =========       =========       =========       =========
Allowance for loan losses, at
   beginning of year                                  $    10,907           9,388           7,893           6,674           6,100
Provision for loan losses                                   2,680           2,545           1,151           1,605             910
Additions related to loans assumed in
      corporate acquisitions                                1,083              50           1,125              --              --
                                                      -----------       ---------       ---------       ---------       ---------
                                                           14,670          11,983          10,169           8,279           7,010
                                                      -----------       ---------       ---------       ---------       ---------
Loans charged off:
   Commercial, financial and agricultural                    (205)           (598)            (89)           (171)            (53)
   Real estate - mortgage                                    (705)           (230)           (181)             (3)           (126)
   Installment loans to individuals                          (431)           (383)           (642)           (301)           (269)
                                                      -----------       ---------       ---------       ---------       ---------
       Total charge-offs                                   (1,341)         (1,211)           (912)           (475)           (448)
                                                      -----------       ---------       ---------       ---------       ---------
Recoveries of loans previously charged-off:
   Commercial, financial and agricultural                      73              33              27              10              27
   Real estate - mortgage                                      30              15              48              20              17
   Installment loans to individuals                           137              87              56              59              68
                                                      -----------       ---------       ---------       ---------       ---------
       Total recoveries                                       240             135             131              89             112
                                                      -----------       ---------       ---------       ---------       ---------
            Net charge-offs                                (1,101)         (1,076)           (781)           (386)           (336)
                                                      -----------       ---------       ---------       ---------       ---------
Allowance for loan losses, at end of year             $    13,569          10,907           9,388           7,893           6,674
                                                      ===========       =========       =========       =========       =========
Ratios:
   Net charge-offs as a percent of average loans             0.10%           0.11%           0.09%           0.06%           0.06%
   Allowance for loan losses as a
         percent of  loans at end of year                    1.11%           1.09%           1.05%           1.06%           1.04%
   Allowance for loan losses as a multiple
        of net charge-offs                                  12.32x          10.14x          12.02x          20.45x          19.86x
   Provision for loan losses as a percent of net
        charge-offs                                        243.42%         236.52%         147.38%         415.80%         270.83%
   Recoveries of loans previously charged-off
        as a percent of loans charged-off                   17.90%          11.15%          14.36%          18.74%          25.00%

================================================================================

Table 15 Average Deposits
================================================================================

                                                                        Year Ended December 31,
                                          ----------------------------------------------------------------------------------
                                                    2003                          2002                         2001
                                          -----------------------      -------------------------     -----------------------
                                           Average        Average        Average        Average       Average        Average
($ in thousands)                            Amount          Rate         Amount           Rate         Amount          Rate
                                          ----------      -------      ----------       --------     ----------      -------
Interest-bearing demand deposits          $  308,750        0.47%      $  284,657         0.93%      $  233,770        1.77%
Savings deposits                             105,775        0.72%          84,150         1.13%          66,617        1.82%
Time deposits                                379,603        2.37%         352,964         3.67%         345,350        5.48%
Time deposits > $100,000                     229,758        2.56%         186,178         3.51%         171,096        5.88%
                                          ----------                   ----------                    ----------
     Total interest-bearing deposits       1,023,886        1.67%         907,949         2.51%         816,833        4.21%
Noninterest-bearing deposits                 129,499          --          102,744           --           83,156          --
                                          ----------                   ----------                    ----------
     Total deposits                       $1,153,385        1.48%      $1,010,693         2.25%      $  899,989        3.82%
                                          ==========                   ==========                    ==========

Table 16 Maturities of Time Deposits of $100,000 or More
================================================================================

                                                                             As of December 31, 2003
                                                  ---------------------------------------------------------------------------------
                                                   3 Months       Over 3 to 6       Over 6 to 12         Over 12
(In thousands)                                     or Less           Months            Months             Months            Total
                                                  ---------       -----------       ------------         --------         ---------
Time deposits of $100,000 or more                 $  97,174           61,474            50,180             29,707           238,535
                                                  =========         ========          ========           ========         =========

Table 17 Interest Rate Sensitivity Analysis
================================================================================

                                                           Repricing schedule for interest-earning assets and interest-bearing liabilities held as of December 31, 2003
                                                        --------------------------------------------------------------------------
                                                         3 Months     Over 3 to 12      Total Within     Over 12
($ in thousands)                                         or Less          Months          12 Months       Months           Total
                                                        ---------     ------------      ------------    ----------      ----------
Earning assets:
     Loans, net of deferred fees                        $ 598,400          65,729           664,129        554,766       1,218,895
     Securities available for sale                          8,407          31,790            40,197         63,258         103,455
     Securities held to maturity                              200           2,193             2,393         11,813          14,206
     Short-term investments                                27,906              --            27,906             --          27,906
                                                        ---------       ---------        ----------     ----------      ----------
          Total earning assets                          $ 634,913          99,712           734,625        629,837       1,364,462
                                                        =========       =========        ==========     ==========      ==========
     Percent of total earning assets                        46.53%           7.31%            53.84%         46.16%         100.00%
     Cumulative percent of total earning assets             46.53%          53.84%            53.84%        100.00%         100.00%

Interest-bearing liabilities:
     Savings, NOW and money market deposits             $ 462,876              --           462,876             --         462,876
     Time deposits of $100,000 or more                     97,174         111,654           208,828         29,707         238,535
     Other time deposits                                  126,315         201,377           327,692         73,762         401,454
     Borrowings                                            65,000              --            65,000         11,000          76,000
                                                        ---------       ---------        ----------     ----------      ----------
          Total interest-bearing liabilities            $ 751,365         313,031         1,064,396        114,469       1,178,865
                                                        =========       =========        ==========     ==========      ==========
     Percent of total interest-bearing liabilities          63.74%          26.55%            90.29%          9.71%         100.00%
     Cumulative percent of total interest-
          bearing liabilities                               63.74%          90.29%            90.29%        100.00%         100.00%

Interest sensitivity gap                                $(116,452)       (213,319)         (329,771)       515,368         185,597
Cumulative interest sensitivity gap                      (116,452)       (329,771)         (329,771)       185,597         185,597
Cumulative interest sensitivity gap
     as a percent of total earning assets                   -8.53%         -24.17%           -24.17%         13.60%          13.60%
Cumulative ratio of interest-sensitive
     assets to interest-sensitive liabilities               84.50%          69.02%            69.02%        115.74%         115.74%

================================================================================

Table 18 Contractual Obligations and Other Commercial Commitments
================================================================================

                                                         Payments Due by Period (in thousands)
               Contractual                  -------------------------------------------------------------
               Obligations                               On Demand or
---------------------------------------                      Less                                  After
         As of December 31, 2003               Total      than 1 Year    1-3 Years   4-5 Years    5 Years
---------------------------------------     ----------    -----------    ---------   ---------    -------
Borrowings                                  $   76,000         25,000       3,000       3,000      45,000
Operating leases                                 2,460            376         555         392       1,137
                                            ----------      ---------      ------      ------      ------
   Total contractual cash obligations,
    excluding deposits                          78,460         25,376       3,555       3,392      46,137

Deposits                                     1,249,364      1,148,963      63,425      36,081         895
                                            ----------      ---------      ------      ------      ------
   Total contractual cash obligations,
    including deposits                      $1,327,824      1,174,339      66,980      39,473      47,032
                                            ==========      =========      ======      ======      ======

                                               Amount of Commitment Expiration Per Period (in thousands)
           Other Commercial                 -------------------------------------------------------------
             Commitments                       Total
---------------------------------------       Amounts        Less                                  After
       As of December 31, 2003               Committed    than 1 Year    1-3 Years   4-5 Years    5 Years
---------------------------------------     ----------    -----------    ---------   ---------    -------
Credit cards                                $   15,026          7,513       7,513          --          --
Lines of credit and loan commitments           196,688         99,442       5,726       3,177      88,343
Standby letters of credit                        3,320          3,311           9          --          --
                                            ----------      ---------      ------      ------      ------
   Total commercial commitments             $  215,034        110,266      13,248       3,177      88,343
                                            ==========      =========      ======      ======      ======

Table 19 Market Risk Sensitive Instruments
================================================================================

                                         Expected Maturities of Market Sensitive Instruments Held
                                             at December 31, 2003 Occurring in Indicated Year
                               -----------------------------------------------------------------------------
                                                                                                               Average    Estimated
                                                                                                              Interest      Fair
($ in thousands)                  2004        2005       2006       2007       2008      Beyond      Total      Rate        Value
                               ----------   -------    -------    -------    -------    -------    ---------  --------   ----------
Due from banks,
    interest-bearing           $   12,632        --         --         --         --         --       12,632      0.90%  $   12,632
Federal funds sold                 13,967        --         --         --         --         --       13,967      0.90%      13,967
Presold mortgages in process
  of settlement                     1,307        --         --         --         --         --        1,307      5.25%       1,307
Debt Securities- at
  amortized cost (1) (2)           42,039    11,888     11,384     12,286     10,277     22,166      110,040      4.95%     112,602
Loans - fixed (3) (4)              96,574    67,601     90,356     95,947    103,136     64,710      518,324      7.01%     525,931
Loans - adjustable (3) (4)        222,517    69,562     71,028     71,925    127,469    133,796      696,297      4.83%     697,167
                               ----------   -------    -------    -------    -------    -------    ---------   -------   ----------
  Total                        $  389,036   149,051    172,768    180,158    240,882    220,672    1,352,567      5.60%  $1,363,606
                               ==========   =======    =======    =======    =======    =======    =========   =======   ==========

Savings, NOW, and
   money market
    deposits                   $  462,876        --         --         --         --         --      462,876      0.48%  $  462,876
Time deposits                     539,588    48,664     14,761     22,168     13,913        895      639,989      2.11%     642,027
Borrowings - fixed (2)                 --     1,000      2,000      2,000      1,000      5,000       11,000      4.23%      11,383
Borrowings - adjustable            25,000        --         --         --         --     40,000       65,000      3.06%      65,000
                               ----------   -------    -------    -------    -------    -------    ---------   -------   ----------
  Total                        $1,027,464    49,664     16,761     24,168     14,913     45,895    1,178,865      1.54%  $1,181,286
                               ==========   =======    =======    =======    =======    =======    =========   =======   ==========

(1) Tax-exempt securities are reflected at a tax-equivalent basis using a 35% tax rate.

(2) Securities and borrowings with call dates within 12 months of December 31, 2003 that have above market interest rates are assumed to mature at their call date for purposes of this table. Mortgage securities are assumed to mature in the period of their expected repayment based on estimated prepayment speeds.

(3)   Excludes nonaccrual loans.

(4) Single-family mortgage loans are assumed to mature in the period of their expected repayment based on estimated prepayment speeds. All other loans are shown in the period of their contractual maturity.

Table 20 Return on Assets and Equity
================================================================================

                                                                    For the Year Ended December 31,
                                                      -------------------------------------------------------------
                                                       2003                       2002                        2001
                                                      ------                     ------                      ------
Return on assets                                       1.45%                      1.48%                       1.30%
Return on equity                                      14.14%                     14.25%                      11.78%
Dividend payout ratio                                 45.41%                     47.62%                      58.28%
Average shareholders' equity to average assets        10.25%                     10.40%                      11.05%

Table 21 Risk-Based and Leverage Capital Ratios
================================================================================

                                                                         As of December 31,
                                                        ---------------------------------------------------
($ in thousands)                                            2003                2002                2001
                                                        -----------          ----------          ----------
Risk-Based and Leverage Capital
Tier I capital:
     Common shareholders' equity                        $   141,856             123,985             116,726
     Trust preferred securities - up to
          allowable Tier I inclusion limit                   29,801              20,000                  --
     Intangible assets                                      (50,701)            (25,169)            (24,488)
     Accumulated other
          comprehensive income                                 (962)               (752)               (677)
                                                        -----------          ----------          ----------
               Total Tier I leverage capital                119,994             118,064              91,561
                                                        -----------          ----------          ----------
Tier II capital:
     Remainder of trust preferred securities                 10,199                  --                  --
     Allowable allowance for loan losses                     13,569              10,907               9,388
                                                        -----------          ----------          ----------
               Tier II capital additions                     23,768              10,907               9,388
                                                        -----------          ----------          ----------
Total risk-based capital                                $   143,762             128,971             100,949
                                                        ===========          ==========          ==========

Risk adjusted assets                                    $ 1,182,966             957,158             857,933
Tier I risk-adjusted assets
   (includes Tier I capital adjustments)                  1,131,303             931,237             832,768
Tier II risk-adjusted assets
   (includes Tiers I and II capital adjustments)          1,144,697             942,144             842,156
Fourth quarter average assets                             1,431,031           1,195,930           1,109,460
Adjusted fourth quarter average assets
   (includes Tier I capital adjustments)                  1,379,368           1,170,009           1,084,295

Risk-based capital ratios:
   Tier I capital to Tier I risk adjusted assets              10.61%              12.68%              10.99%
   Minimum required Tier I capital                             4.00%               4.00%               4.00%

   Total risk-based capital to
         Tier II risk-adjusted assets                         12.56%              13.69%              11.99%
   Minimum required total risk-based capital                   8.00%               8.00%               8.00%

Leverage capital ratios:
   Tier I leverage capital to
       adjusted fourth quarter average assets                  8.70%              10.09%               8.44%
   Minimum required Tier I leverage capital                    4.00%               4.00%               4.00%

================================================================================

Table 22 Quarterly Financial Summary
================================================================================

                                                        2003                                             2002
                                  ------------------------------------------------   ---------------------------------------------
($ in thousands except               Fourth      Third        Second       First       Fourth      Third       Second      First
per share data)                     Quarter     Quarter      Quarter      Quarter     Quarter     Quarter     Quarter     Quarter
                                  ----------   ---------    ---------    ---------   ---------   ---------   ---------   ---------
Income Statement Data
Interest income, taxable
   equivalent                     $   19,299      18,591       18,690       18,605      18,252      18,797      18,512      18,235
Interest expense                       4,471       4,431        4,883        5,122       5,370       5,654       6,046       6,801
Net interest income,
   taxable equivalent                 14,828      14,160       13,807       13,483      12,882      13,143      12,466      11,434
Taxable equivalent,
   adjustment                            125         119          133          141         131         127         136         141
Net interest income                   14,703      14,041       13,674       13,342      12,751      13,016      12,330      11,293
Provision for loan losses                925         695          540          520         755         575         775         440
Net interest income after
   provision for losses               13,778      13,346       13,134       12,822      11,996      12,441      11,555      10,853
Noninterest income                     3,781       3,802        3,602        3,733       3,181       2,889       2,901       2,997
Noninterest expense                   10,091       9,273        9,352        9,248       8,363       8,133       8,063       7,742
Income before income taxes             7,468       7,875        7,384        7,307       6,814       7,197       6,393       6,108
Income taxes                           2,611       2,819        2,573        2,614       2,395       2,538       2,232       2,117
Net income                             4,857       5,056        4,811        4,693       4,419       4,659       4,161       3,991
----------------------------------------------------------------------------------------------------------------------------------
Per Share Data
Earnings per share - basic        $     0.52        0.54         0.51         0.50        0.48        0.51        0.45        0.44
Earnings per share - diluted            0.51        0.53         0.50         0.49        0.48        0.50        0.45        0.43
Cash dividends declared                 0.24        0.24         0.23         0.23        0.23        0.23        0.22        0.22
Market Price
      High                        $    32.23       31.00        26.98        26.32       25.79       27.50       27.52       23.74
      Low                              28.06       25.15        24.23        22.95       22.15       22.01       21.85       20.20
      Close                            31.20       28.01        25.91        25.17       23.51       24.71       27.51       22.82
Book value                             15.03       14.70        14.45        14.19       13.59       13.38       13.11       12.90
----------------------------------------------------------------------------------------------------------------------------------
Selected Average Balances
Assets                            $1,431,031   1,334,177    1,315,792    1,278,290   1,195,930   1,163,122   1,151,723   1,140,057
Loans                              1,188,045   1,127,947    1,087,932    1,049,781     990,489     979,489     946,279     903,283
Earning assets                     1,324,635   1,243,195    1,222,448    1,192,435   1,128,763   1,091,119   1,080,077   1,062,705
Deposits                           1,221,215   1,146,683    1,140,309    1,105,333   1,039,880   1,002,770   1,004,886     995,236
Interest-bearing liabilities       1,136,788   1,057,358    1,047,765    1,021,886     955,950     928,672     916,788     913,334
Shareholders' equity                 141,629     137,655      136,360      133,526     124,081     120,731     120,136     118,824
----------------------------------------------------------------------------------------------------------------------------------
Ratios
Return on average assets                1.35%       1.50%        1.47%        1.49%       1.47%       1.59%       1.45%       1.42%
Return on average equity               13.61%      14.57%       14.15%       14.25%      14.13%      15.31%      13.89%      13.62%
Average equity to average
   assets                               9.90%      10.32%       10.36%       10.45%      10.38%      10.38%      10.43%      10.42%
Equity to assets at
   end of period                        9.61%      10.17%       10.21%       10.09%      10.18%      10.45%       9.94%      10.29%
Tangible equity to assets
   at end of period                     6.18%       7.48%        7.44%        7.34%       8.11%       8.36%       7.91%       8.16%
Average loans to average
   deposits                            97.28%      98.37%       95.41%       94.97%      95.25%      97.68%      94.17%      90.76%
Average earning assets to
   interest-bearing liabilities       116.52%     117.58%      116.67%      116.69%     118.08%     117.49%     117.81%     116.35%
Net interest margin                     4.44%       4.52%        4.53%        4.59%       4.53%       4.78%       4.63%       4.36%
Allowance for loan losses
   to gross loans                       1.11%       1.11%        1.10%        1.11%       1.09%       1.07%       1.05%       1.05%
Nonperforming loans as a
   percent of total loans               0.35%       0.38%        0.34%        0.28%       0.30%       0.31%       0.29%       0.37%
Nonperforming assets as a
   percent of loans and other
   real estate                          0.47%       0.46%        0.45%        0.40%       0.44%       0.44%       0.42%       0.56%
Nonperforming assets as a
   percent of total assets              0.39%       0.39%        0.37%        0.33%       0.36%       0.37%       0.34%       0.45%
Net charge-offs as a percent
   of average loans                     0.13%       0.08%        0.07%        0.11%       0.17%       0.09%       0.14%       0.04%

================================================================================

Item 8. Financial Statements
        and Supplementary Data

                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 2003 and 2002

($ in thousands)                                                    2003                 2002
===============================================================================================
ASSETS
Cash & due from banks, noninterest-bearing                       $    36,315             26,733
Due from banks, interest-bearing                                      12,632             30,753
Federal funds sold                                                    13,967             16,167
                                                                 -----------          ---------
     Total cash and cash equivalents                                  62,914             73,653
                                                                 -----------          ---------
Securities available for sale (costs of
     $101,587 in 2003 and $64,380 in 2002)                           103,455             65,779

Securities held to maturity (fair values of
     $14,906 in 2003 and $15,757 in 2002)                             14,206             14,990

Presold mortgages in process of settlement                             1,307             19,268

Loans                                                              1,218,895            998,547
   Less: Allowance for loan losses                                   (13,569)           (10,907)
                                                                 -----------          ---------
   Net loans                                                       1,205,326            987,640
                                                                 -----------          ---------
Premises and equipment                                                25,356             22,239
Accrued interest receivable                                            6,087              5,341
Intangible assets                                                     50,701             25,169
Other assets                                                           6,417              4,067
                                                                 -----------          ---------
          Total assets                                           $ 1,475,769          1,218,146
                                                                 ===========          =========

LIABILITIES
Deposits:  Demand - noninterest-bearing                          $   146,499            112,380
           Savings, NOW, and money market                            462,876            387,691
           Time deposits of $100,000 or more                         238,535            199,794
           Other time deposits                                       401,454            356,092
                                                                 -----------          ---------
              Total deposits                                       1,249,364          1,055,957
Borrowings                                                            76,000             30,000
Accrued interest payable                                               2,138              2,466
Other liabilities                                                      6,411              5,738
                                                                 -----------          ---------
     Total liabilities                                             1,333,913          1,094,161
                                                                 -----------          ---------
SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Authorized: 20,000,000 shares
     Issued and outstanding: 9,435,294 shares in 2003 and
          9,121,630 shares in 2002                                    55,392             48,313
Retained earnings                                                     85,502             74,920
Accumulated other comprehensive income                                   962                752
                                                                 -----------          ---------
     Total shareholders' equity                                      141,856            123,985
                                                                 -----------          ---------
          Total liabilities and shareholders' equity             $ 1,475,769          1,218,146
                                                                 ===========          =========


See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income
                  Years Ended December 31, 2003, 2002 and 2001

($ in thousands, except per share data)                              2003              2002               2001
================================================================================================================
INTEREST INCOME
Interest and fees on loans                                        $   69,318            66,742            68,055
Interest on investment securities:
     Taxable interest income                                           3,902             4,961             6,372
     Tax-exempt interest income                                          668               727               808
Other, principally overnight investments                                 779               831             1,538
                                                                  ----------        ----------       -----------
     Total interest income                                            74,667            73,261            76,773
                                                                  ----------        ----------       -----------
INTEREST EXPENSE
Savings, NOW and money market                                          2,215             3,588             5,354
Time deposits of $100,000 or more                                      5,892             6,825            10,058
Other time deposits                                                    9,001            12,376            18,941
Borrowings                                                             1,799             1,082             1,367
                                                                  ----------        ----------       -----------
     Total interest expense                                           18,907            23,871            35,720
                                                                  ----------        ----------       -----------
Net interest income                                                   55,760            49,390            41,053
Provision for loan losses                                              2,680             2,545             1,151
                                                                  ----------        ----------       -----------
Net interest income after provision for loan losses                   53,080            46,845            39,902
                                                                  ----------        ----------       -----------
NONINTEREST INCOME
Service charges on deposit accounts                                    7,938             6,856             5,265
Other service charges, commissions and fees                            2,710             2,336             2,046
Fees from presold mortgage loans                                       2,327             1,713             1,259
Commissions from sales of insurance and financial products             1,304               738               731
Data processing fees                                                     333               303               205
Securities gains                                                         218                25                61
Loan sale gains                                                            2                11                 9
Other gains (losses)                                                      86               (14)               79
                                                                  ----------        ----------       -----------
     Total noninterest income                                         14,918            11,968             9,655
                                                                  ----------        ----------       -----------
NONINTEREST EXPENSES
Salaries                                                              17,756            15,079            12,534
Employee benefits                                                      4,381             3,388             3,083
                                                                  ----------        ----------       -----------
   Total personnel expense                                            22,137            18,467            15,617
Occupancy expense                                                      2,366             2,077             1,734
Equipment related expenses                                             2,555             2,128             1,631
Intangibles amortization                                                 224                31             1,535
Other operating expenses                                              10,682             9,598             8,117
                                                                  ----------        ----------       -----------
     Total noninterest expenses                                       37,964            32,301            28,634
                                                                  ----------        ----------       -----------
Income before income taxes                                            30,034            26,512            20,923
Income taxes                                                          10,617             9,282             7,307
                                                                  ----------        ----------       -----------
NET INCOME                                                        $   19,417            17,230            13,616
                                                                  ==========        ==========       ===========
Earnings per share:
      Basic                                                       $     2.07              1.89              1.51
      Diluted                                                           2.03              1.85              1.47

Weighted average common shares outstanding:
      Basic                                                        9,384,314         9,138,750         9,032,453
      Diluted                                                      9,567,404         9,320,721         9,273,769

See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                  Years Ended December 31, 2003, 2002 and 2001

($ in thousands)                                                        2003             2002            2001
==============================================================================================================
Net income                                                            $ 19,417          17,230          13,616
                                                                      --------         -------         -------
Other comprehensive income:
   Unrealized gains on securities
      available for sale:
      Unrealized holding gains arising
        during the period, pretax                                          688             400             702
           Tax expense                                                    (268)           (209)           (242)
      Reclassification to realized gains                                  (218)            (25)            (61)
           Tax expense                                                      85              10              22
   Adjustment to minimum pension liability:
      Additional  pension charge  related to unfunded  pension
        liability                                                         (127)           (165)             --
      Tax benefit                                                           50              64              --
                                                                      --------         -------         -------
Other comprehensive income                                                 210              75             421
                                                                      --------         -------         -------

Comprehensive income                                                  $ 19,627          17,305          14,037
                                                                      ========         =======         =======

See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                  Years Ended December 31, 2003, 2002 and 2001

                                                                                                       Accumulated         Total
                                                             Common Stock                                 Other            Share-
                                                        ----------------------         Retained       Comprehensive       holders'
(In thousands, except per share)                         Shares         Amount         Earnings           Income           Equity
==================================================================================================================================
Balances, January 1, 2001                                  8,827       $ 50,148         60,280                256          110,684
                                                         -------      ---------       --------             ------        ---------
Net income                                                                              13,616                              13,616
Cash dividends declared ($0.88 per share)                                               (7,981)                             (7,981)
Common stock issued under
     stock option plans                                      116            731                                                731
Common stock issued into
     dividend reinvestment plan                               25            564                                                564
Common stock issued in acquisitions                          602          9,159                                              9,159
Purchases and retirement of common stock                    (457)       (10,468)                                           (10,468)
Other comprehensive income                                                                                    421              421
                                                         -------      ---------       --------             ------        ---------

Balances, December 31, 2001                                9,113         50,134         65,915                677          116,726
                                                         -------      ---------       --------             ------        ---------
Net income                                                                              17,230                              17,230
Cash dividends declared ($0.90 per share)                                               (8,225)                             (8,225)
Common stock issued under
     stock option plans                                      144          1,033                                              1,033
Common stock issued into
     dividend reinvestment plan                               50          1,174                                              1,174
Tax benefit realized from exercise of
     nonqualified stock options                                             382                                                382
Purchases and retirement of common stock                    (185)        (4,410)                                            (4,410)
Other comprehensive income                                                                                     75               75
                                                         -------      ---------       --------             ------        ---------

Balances, December 31, 2002                                9,122         48,313         74,920                752          123,985
                                                         -------      ---------       --------             ------        ---------
Net income                                                                              19,417                              19,417
Cash dividends declared ($0.94 per share)                                               (8,835)                             (8,835)
Common stock issued in acquisition                           333          9,284                                              9,284
Common stock issued under
     stock option plans                                      141          1,167                                              1,167
Common stock issued into
     dividend reinvestment plan                               49          1,277                                              1,277
Tax benefit realized from exercise of
     nonqualified stock options                                             546                                                546
Purchases and retirement of common stock                    (210)        (5,195)                                            (5,195)
Other comprehensive income                                                                                    210              210
                                                         -------      ---------       --------             ------        ---------

Balances, December 31, 2003                                9,435      $  55,392         85,502                962          141,856
                                                         =======      =========       ========             ======        =========

See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2003, 2002 and 2001

($ in thousands)                                                                     2003              2002             2001
=============================================================================================================================
Cash Flows From Operating Activities
Net income                                                                         $  19,417           17,230          13,616
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                         2,680            2,545           1,151
     Net security premium amortization                                                   362              240              50
     Gains on sales of loans                                                              (2)             (11)             (9)
     Gains on sales of securities available for sale                                    (218)             (25)            (61)
     Loss on disposal of premises and equipment                                           --               33              --
     Other nonoperating gains                                                            (86)             (19)            (79)
     Loan fees and costs deferred, net of amortization                                   (99)              45             (35)
     Depreciation of premises and equipment                                            2,236            1,875           1,424
     Tax benefit realized from exercise of nonqualified stock options                    546              382              --
     Amortization of intangible assets                                                   224               31           1,535
     Deferred income tax expense (benefit)                                               425             (322)            (51)
     Decrease (increase) in presold mortgages in process of settlement                17,961           (8,555)         (9,677)
     Decrease in accrued interest receivable                                              29              574             983
     Decrease (increase) in other assets                                              (1,338)           1,287             855
     Decrease in accrued interest payable                                               (601)          (1,024)         (1,559)
     Increase (decrease) in other liabilities                                            (67)          (3,306)          3,873
                                                                                   ---------         --------         -------
          Net cash provided by operating activities                                   41,469           10,980          12,016
                                                                                   ---------         --------         -------
Cash Flows From Investing Activities
     Proceeds from sales of loans                                                         41              104             378
     Purchases of securities available for sale                                      (73,663)         (12,723)        (39,750)
     Purchases of securities held to maturity                                           (317)            (252)             (2)
     Proceeds from sales of securities available for sale                              7,750            1,012           2,348
     Proceeds from maturities/issuer calls of securities available for sale           38,908           41,929          48,903
     Proceeds from maturities/issuer calls of securities held to maturity              3,850            2,235           2,905
     Net increase in loans                                                          (149,877)        (107,192)        (30,490)
     Purchases of premises and equipment                                              (3,666)          (5,643)         (3,216)
     Net cash received in purchase of branches                                        62,427            4,493          87,892
     Net cash received (paid) in insurance agency acquisitions                          (564)              --              40
     Net cash paid in bank acquisitions                                               (2,256)              --          (8,112)
                                                                                   ---------         --------         -------
          Net cash provided (used) by investing activities                          (117,367)         (76,037)         60,896
                                                                                   ---------         --------         -------
Cash Flows From Financing Activities
     Net increase in deposits                                                         32,580           47,234          25,266
     Proceeds from (repayments of) borrowings, net                                    44,000           15,000         (24,700)
     Cash dividends paid                                                              (8,670)          (8,136)         (7,929)
     Proceeds from issuance of common stock                                            2,444            2,207           1,295
     Purchases and retirement of common stock                                         (5,195)          (4,410)        (10,468)
                                                                                   ---------         --------         -------
          Net cash provided (used) by financing activities                            65,159           51,895         (16,536)
                                                                                   ---------         --------         -------
Increase (Decrease) In Cash And Cash Equivalents                                     (10,739)         (13,162)         56,376
Cash And Cash Equivalents, Beginning Of Year                                          73,653           86,815          30,439
                                                                                   ---------         --------         -------
Cash And Cash Equivalents, End Of Year                                             $  62,914           73,653          86,815
                                                                                   =========         ========         =======

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the period for:
     Interest                                                                      $  19,508           24,885          37,034
     Income taxes                                                                      9,858           14,167           2,865
Non-cash transactions:
     Transfer of securities from held to maturity to available for sale                   --               --          31,220
     Foreclosed loans transferred to other real estate                                   537              825             820
     Unrealized gain on securities available for sale, net of taxes                      287              176             421
     Premises and equipment transferred to other real estate                              --              228             425

See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Note 1. Summary of Significant Accounting Policies

      (a) Basis of Presentation - The consolidated financial statements include the accounts of First Bancorp (the Company) and its wholly owned subsidiaries:
First Bank (the Bank); Montgomery Data Services, Inc. (Montgomery Data); First Bancorp Financial Services, Inc. (First Bancorp Financial), and First Bancorp Capital Trusts I, II, and III. The Bank has two wholly owned subsidiaries: First Bank Insurance Services, Inc. (First Bank Insurance), and First Montgomery Financial Services Corporation (First Montgomery). First Montgomery has one wholly owned subsidiary - First Troy Realty Corporation (First Troy). All significant intercompany accounts and transactions have been eliminated.

      The Company is a bank holding company. The principal activity of the Company is the ownership and operation of First Bank, a state chartered bank with its main office in Troy, North Carolina. Other subsidiaries include Montgomery Data, a data processing company whose primary client is First Bank, and First Bancorp Financial, a real estate investment subsidiary, both of which are headquartered in Troy. The Company is also the parent company for three statutory trusts that were formed in 2002 and 2003 for the purpose of issuing a total of $40 million in debt securities. These securities qualify as Tier I capital for regulatory capital adequacy requirements. First Bank Insurance is a provider of non-FDIC insured investment and insurance products. First Montgomery is a Virginia incorporated company that acquires real estate in Virginia and leases the property to the Bank. First Troy was formed in 1999 and allows the Bank to centrally manage a portion of its real estate loan portfolio. First Troy has elected to be treated as a real estate investment trust for tax purposes.

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

      Gains and losses on sales of securities are recognized at the time of sale based upon the specific identification method. Premiums and discounts are amortized into income on a level yield basis, with premiums being amortized to the earliest call date and discounts being accreted to the stated maturity date.

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

      (f) Presold Mortgages in Process of Settlement and Loans Held for Sale - As a part of normal business operations, the Company originates residential mortgage loans that have been pre-approved by secondary investors. The terms of the loans are set by the secondary investors, and the purchase price that the investor will pay for the loan is agreed to prior to the funding of the loan by the Company. Generally within three weeks after funding, the loans are transferred to the investor in accordance with the agreed-upon terms. The Company records gains from the sale of these loans on the settlement date of the sale equal to the difference between the proceeds received and the carrying amount of the loan. The gain generally represents the portion of the proceeds attributed to service release premiums received from the investors and the realization of origination fees received from borrowers which were deferred as part of the carrying amount of the loan. Between the initial funding of the loans by the Company and the subsequent reimbursement by the investors, the Company carries the loans on its balance sheet at cost.

      Periodically, the Company originates commercial loans that are intended for resale. The Company carries these loans at the lower of cost or fair value at each reporting date. There were no such loans held for sale as of December 31, 2003 or 2002.

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

      Under these standards, all business combinations must be accounted for using the purchase method of accounting. Identifiable intangible assets are recognized separately and are amortized over their estimated useful lives, which for the Company has generally been ten years and at an accelerated rate. Goodwill is recognized in business combinations to the extent that the price paid exceeds the fair value of the net assets acquired, including any identifiable intangible assets. Goodwill is not amortized, but is subject to fair value impairment tests on at least an annual basis. Each of the Company's impairment tests conducted in 2002 and 2003 indicated no goodwill impairment. See Note 1(r) for additional discussion.

      Prior to January 1, 2002, the Company's policy was to amortize all acquisition-related intangible assets on a straight-line basis over their estimated useful lives, with a minimum amortization period of 5 years and a maximum amortization period of 15 years. The Company's core deposit intangible assets allocated with acquisitions made sine January 1, 2002 are amoritized over a 10 year period using an accelerated method.

      In accordance with applicable accounting standards, the Company records an intangible asset in connection with a defined benefit pension plan to fully accrue for its liability. This intangible asset is adjusted annually in accordance with actuarially determined amounts. The amount of this intangible asset was $93,000 and $217,000 at December 31, 2003 and 2002, respectively.

      (k) Stock Option Plan - At December 31, 2003, the Company has five stock-based employee compensation plans, which are described more fully in Note
14. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                             Year Ended December 31,
                                                                 -----------------------------------------------
      (In thousands except per share data)                           2003               2002              2001
                                                                 ----------           --------         ---------
      Net income, as reported                                    $   19,417             17,230            13,616
      Deduct:  Total stock-based employee compensation
         expense determined under fair value based method
         for all awards, net of related tax effects                    (319)              (256)             (198)
                                                                 ----------           --------         ---------
      Pro forma net income                                       $   19,098             16,974            13,418
                                                                 ==========           ========         =========

      Earnings per share: Basic - As reported                    $     2.07               1.89              1.51
                          Basic - Pro forma                            2.04               1.86              1.49

                          Diluted - As reported                        2.03               1.85              1.47
                          Diluted - Pro forma                          2.00               1.82              1.45

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

      The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Share:

                                                          For the Years Ended December 31,
                     ---------------------------------------------------------------------------------------------------------
                                    2003                               2002                               2001
                     ---------------------------------   ---------------------------------   ---------------------------------
($ in thousands,       Income      Shares       Per        Income      Shares      Per        Income      Shares        Per
except per share       (Numer-    (Denom-      Share      (Numer-     (Denom-     Share      (Numer-     (Denom-       Share
amounts)                ator)     inator)      Amount       ator)     inator)     Amount       ator)      inator)      Amount
                     ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Basic EPS            $  19,417   9,384,314   $    2.07   $  17,230   9,138,750   $    1.89   $  13,616   9,032,453   $    1.51
                                             =========                           =========                           =========
Effect of dilutive
  securities                --     183,090                      --     181,971                      --     241,316
                     ---------   ---------               ---------   ---------               ---------   ---------
Diluted EPS          $  19,417   9,567,404   $    2.03   $  17,230   9,320,721   $    1.85   $  13,616   9,273,769   $    1.47
                     =========   =========   =========   =========   =========   =========   =========   =========   =========

      For the year ended December 31, 2003, there were no antidilutive options since the exercise price for each option outstanding was less that the average market price for the year. For the years ended December 31, 2002, and 2001, there were options of 24,000, and 144,250, respectively, that were antidilutive since the exercise price exceeded the average market price for the year. These options were omitted from the calculation of diluted earnings per share for their respective years.

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

      Commitments to Extend Credit and Standby Letters of Credit - At December 31, 2003 and 2002, the Company's off-balance sheet financial instruments had no carrying value. The large majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short terms to maturity. Therefore, the fair value for these financial instruments is considered to be immaterial.

      (n) Impairment - Goodwill is evaluated for impairment on at least an annual basis by comparing the fair value of its reporting units to their related carrying value. If the carrying value of a reporting unit exceeds its fair value, the Company determines whether the implied fair value of the goodwill, using a discounted cash flow analysis, exceeds the carrying value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recorded in an amount equal to that excess.

      For all other long-lived assets, including identifiable intangible assets, the Company reviews them for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company's policy is that an impairment loss is recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. Any of long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

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

                                                December 31,             December 31,         December 31,
                                                   2003                      2002                  2001
                                                ------------             ------------         ------------
         Unrealized gain on securities
               available for sale                $     1,868                  1,399                1,024
              Deferred tax liability                    (728)                  (546)                (347)
                                                ------------                -------              -------
         Net unrealized gain on securities
               available for sale                      1,140                    853                  677
                                                ------------                -------              -------
         Additional minimum pension liability           (292)                  (165)                  --
              Deferred tax asset                         114                     64                   --
                                                ------------                -------              -------
         Net additional minimum pension
               liability                                (178)                  (101)                   -
                                                ------------                -------              -------
         Total accumulated other
               comprehensive income             $        962                    752                  677
                                                ============                =======              =======

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

      (q) Reclassifications - Certain amounts for prior years have been reclassified to conform to the 2003 presentation. The reclassifications had no effect on net income or shareholders' equity as previously presented, nor did they materially impact trends in financial information.

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

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" (Statement 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. The Company adopted this statement July 1, 2001. Statement 142 requires that all goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that identifiable intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Certain provisions of Statement 142 relating to business combinations consummated after June 30, 2001 were adopted by the Company on July 1, 2001. The remaining provisions were adopted on January 1, 2002. In connection with Statement 142's transitional goodwill impairment evaluation, the statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. The Company completed this initial assessment during the first quarter of 2002 and determined that there was no goodwill impairment. The Company has also performed annual impairment tests since the date of adoption, and the Company determined for each of those tests that there was no goodwill impairment. See Note 6 for additional disclosures related to Statement 142.

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

      In August 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (Statement 146), which addresses financial accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In Statement 146, the Board acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. An obligation becomes a present obligation when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Statement 146 also establishes that fair value is the objective for the initial measurement of the liability. Statement 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of this statement effective January 1, 2003 and will apply the provisions to any exit or disposal activities initiated after that date. The Company did not have any exit or disposal activities that were required to be accounted for under Statement 146.

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

      In November 2002, the FASB issued Financial Interpretation No. 45 (FIN
45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. The disclosure requirements were effective for interim and annual financial statements ending after December 15, 2002 and are contained in Note 12. The initial recognition and measurement provisions were effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002, the impacts of which were not material to the Company. The Company issues standby letters of credit whereby the Company guarantees performance if a specified triggering event or condition occurs, primarily nonpayment by the Company's customer to their supplier. The standby letters of credit are generally for terms for one year, at which time they may be renewed for another year if both parties agree. See Note 12.

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148) an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002 while the disclosure requirements are effective for interim periods beginning after December 15, 2002, with early application encouraged. The adoption of SFAS 148 required enhanced disclosures for the Company's stock-based employee compensation plan for the year ended December 31, 2002. The Company does not have any plans to change its method of accounting for stock-based employee compensation, but has furnished the expanded disclosures in Note 1(k).

      In January 2003, the FASB issued Financial Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which was subsequently revised in December 2003. FIN 46 addresses the consolidation by business enterprises of certain variable interest entities. The provisions of this interpretation became effective for the Company on January 31, 2003 as it relates to variable interest entities created or purchased after that date. In October 2003, the FASB issued guidance that provided for a deferral of the effective date of applying FIN 46 to entities created before February 1, 2003, to no later than December 31, 2003. In addition, the deferral permitted a company to apply FIN 46 as of July 1, 2003, to some or all of the variable interest entities in which it holds an interest, and the rest on December 31, 2003. In December 2003, the FASB issued a revision to (FIN 46R), which clarified and interpreted certain of the provisions of FIN 46, without changing the basic accounting model in FIN 46. The provisions of FIN 46R are effective no later than March 31, 2004. However, companies must apply either FIN 46 or FIN 46R to those entities considered special purpose entities no later than December 31, 2003. The adoption of FIN 46 did not have an impact on the Company's financial position or results of operations. The Company has identified no investments in variable interest entities that would require consolidation under FIN 46. For the Company, beginning with the first quarter of 2004, the application of FIN 46R will result in the de-consolidation of the trusts that have issued the trust preferred capital securities currently reported in the consolidated financial statements. The trust preferred capital securities are currently disclosed as long-term borrowings within the consolidated financial statements. The de-consolidation of the trust will instead cause the disclosure of junior subordinated debentures between the Company and the trust subsidiary. Currently, the junior subordinated debentures are eliminated in consolidation, resulting in the disclosure of long-term borrowings. The impact of this change will not have a material effect on the Company's consolidated financial statements. Treatment of trust preferred securities within the Company's capital ratio calculations in light of FIN 46 is pending further guidance from the banking regulators. If the banking regulators change the capital treatment for trust preferred securities, the Company's Tier 1 and total capital could be reduced by the amount of outstanding trust preferred securities, but the Company believes that its capital classifications would not fall below the level of "adequately" capitalized. Additional information regarding the Company's trust preferred securities is included in Note 9.

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

      In November 2003, the FASB ratified a consensus reached by its Emerging Issues Task Force ("EITF") regarding quantitative and qualitative disclosures required by EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue No. 03-1 requires certain quantitative and qualitative disclosures as it relates to investments that have unrealized losses that have not been recognized as other-than-temporary impairments and is effective for fiscal years ending after December 15, 2003. The additional disclosures required for the Company are included in Note 3.

      In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003) (Statement 132(R)), "Employers' Disclosures about Pensions and Other Postretirement Benefits." Statement 132(R) revises employers' disclosures about pension plans and other postretirement plans, but does not change the measurement or recognition of those plans. Statement No. 132(R) requires additional disclosures about the assets, obligations, cash flows, and net periodic pension cost of defined benefit plans and other defined benefit postretirement plans. Most of the provisions of Statement 132(R) are effective for financial statements with fiscal years after December 15, 2003, with certain provisions becoming effective for fiscal years ending after June 15, 2004. The additional disclosures required for the Company are included in
Note 11.

Note 2. Completed Acquisitions

      Since January 1, 2001, the Company has completed several acquisitions.

      The Company completed the following acquisitions during 2003. The results of each acquired company are included in First Bancorp's results for the period ended December 31, 2003 beginning on their respective acquisition dates.

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

        Type of Intangible Asset                 Allocated Amount             Amortization Period
--------------------------------------           ----------------          -------------------------
Value of Noncompete Agreement                    $         50,000          Two years - straight-line
Value of Customer List                                    151,000          Ten years - straight-line
Goodwill                                                  343,000          Not applicable
                                                 ----------------
Total Intangible Assets                          $        544,000
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

      This acquisition has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of CCB were recorded based on estimates of fair values as of January 15, 2003. The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of CCB as of January 15, 2003, and the related fair value adjustments recorded by the Company to reflect the acquisition. It is not expected that any portion of the intangible assets recorded will be deductible for income tax purposes.

                                                           As                Fair                  As
       ($ in thousands)                               Recorded by            Value             Recorded by
                                                          CCB             Adjustments         First Bancorp
                                                      -----------         -----------         -------------
       Assets
       Cash and cash equivalents                       $   7,048                 --                 7,048
       Securities                                         12,995                 99 (a)            13,094
       Loans, gross                                       47,716                 --                47,716
       Allowance for loan losses                            (751)                --                  (751)
       Premises and equipment                                799                (45) (b)              754
       Other - Identifiable intangible asset                  --                771  (c)              771
       Other                                               1,697               (243) (d)            1,454
                                                        --------            -------             ---------
          Total                                           69,504                582                70,086
                                                        --------            -------             ---------
       Liabilities
       Deposits                                         $ 58,861                 --                58,861
       Borrowings                                          2,000                115  (e)            2,115
       Other                                                 722                (88) (f)              634
                                                        --------            -------             ---------
          Total                                           61,583                 27                61,610
                                                        --------            -------             ---------
       Net identifiable assets acquired                                                             8,476

       Total cost of acquisition
          Cash                                                              $ 8,322
          Value of stock issued                                               8,395
          Value of assumed options                                              889
          Direct costs of acquisition                                         1,270
                                                                            -------
              Total cost of acquisition                                                            18,876
                                                                                                ---------

       Goodwill recorded through December 31, 2003                                              $  10,400
                                                                                                =========

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

        ($ in thousands, except share                       Year Ended
        data)                                            December 31, 2002
                                                         -----------------
        Net interest income                                  $ 52,200
        Noninterest income                                      2,720
        Net income                                             17,748
        Earnings per share
             Basic                                               1.87
             Diluted                                             1.83

      The above pro forma results include charges recorded by CCB in the fourth quarter of 2002 related to the impending merger with the Company. These expenses amounted to $255,375 on a pretax basis and $198,432 on an after-tax basis.

      (c) On October 24, 2003, the Company completed the acquisition of four branches of RBC Centura Bank located in Fairmont, Harmony, Kenansville, and Wallace, all in North Carolina. As of the date of the acquisition, the branches had a total of approximately $102 million in deposits and $25 million in loans. The primary reason for the acquisition was to expand into new markets and increase the Company's customer base. Subject to certain limitations, the Company paid a deposit premium of 14.1% for the branches, which resulted in the Company recording intangible assets relating to this purchase of $14.2 million, all of which is deductible for tax purposes. The identifiable intangible asset associated with the fair value of the core deposit base, as determined by an independent consulting firm, was determined to be approximately $1.3 million and is being amortized as expense on an accelerated basis over a ten year period based on an amortization schedule provided by the consulting firm. The remaining intangible asset of $12.9 million has been classified as goodwill, and thus will not be systematically amortized, but rather will be subject to an annual impairment test in accordance with Statement 147, as described in Note 1 above. The primary factors that contributed to a purchase price that resulted in recognition of goodwill were the Company's desire to expand in four new markets with facilities, operations and experienced staff in place. These four branches' operations are included in the accompanying Consolidated Statements of Income beginning on the acquisition date of October 24, 2003. Historical financial information related to the four branches while owned by RBC Centura Bank is not available, and thus pro forma results of operations have not been presented.

      The following table contains a condensed balance sheet that indicates the amount assigned to each major asset and liability as of the respective acquisition dates for the 2003 acquisitions described above.

                                            Uwharrie    Carolina      RBC
                                           Insurance   Community    Centura
      Assets acquired                        Group        Bank      Branches        Total
      --------------------------------     ---------   ---------    --------        -----
                                                           (in millions)
      Cash                                   $  --         7.0         62.4          69.4
      Securities                                --        13.1           --          13.1
      Loans, gross                              --        47.7         24.8          72.5
      Allowance for loan losses                 --        (0.8)        (0.3)         (1.1)
      Premises and equipment                    --         0.8          1.0           1.8
      Other                                     --         1.5          0.2           1.7
                                             -----       -----        -----         -----
          Total assets acquired                 --        69.3         88.1         157.4
                                             -----       -----        -----         -----
      Liabilities assumed
      Deposits                                  --        58.9        102.0         160.9
      Borrowings                                --         2.1           --           2.1
      Other                                     --         0.6          0.3           0.9
                                             -----       -----        -----         -----
         Total liabilities assumed              --        61.6        102.3         163.9
                                             -----       -----        -----         -----
      Value of cash paid and/or stock
          issued to stock-holders of
          acquiree                             0.5        18.9          n/a          19.4
                                             -----       -----        -----         -----
      Intangible assets recorded             $ 0.5        11.2         14.2          25.9
                                             =====       =====        =====         =====

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

      Century's operations are included in the accompanying Consolidated Statements of Income beginning on the acquisition date of May 17, 2001. The following table reflects the pro forma combined results of operations, assuming the Century acquisition had occurred at the beginning of 2001:

                                                     2001
                                                   -------
      Net interest income                          $42,028
      Net income                                    13,793
      Earnings per share - diluted                    1.45

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

                                                                                Robeson and
                                          Salisbury     Insurance                 Scotland
      Assets acquired                       branch       agencies    Century  counties branches   Total
      ---------------------------------   ---------     ---------    -------  -----------------   -----
                                                                  (in millions)
      Cash                                   $17.7            --        5.9          70.2          93.8
      Securities                                --            --        9.0            --           9.0
      Loans, gross                             9.3            --       90.2          16.7         116.2
      Allowance for loan losses               (0.2)           --       (0.6)         (0.3)         (1.1)
      Premises and equipment                   0.5           0.1        0.6           1.9           3.1
      Other                                     --            --        1.4            --           1.4
                                             -----         -----      -----         -----         -----
          Total assets acquired               27.3           0.1      106.5          88.5         222.4
                                             -----         -----      -----         -----         -----
      Liabilities assumed
      Deposits                                30.3            --       71.7         102.6         204.6
      Borrowings                                --            --       13.5            --          13.5
      Other                                    0.2            --        2.5           0.5           3.2
                                             -----         -----      -----         -----         -----
         Total liabilities assumed            30.5            --       87.7         103.1         221.3
                                             -----         -----      -----         -----         -----
      Value of cash paid and/or stock
          issued to stock-holders of
          acquiree                             n/a           0.3       22.0           n/a          22.3
                                             -----         -----      -----         -----         -----
      Intangible assets recorded             $ 3.2           0.2        3.2          14.6          21.2
                                             =====         =====      =====         =====         =====

Note 3. Securities

      The book values and approximate fair values of investment securities at December 31, 2003 and 2002 are summarized as follows:

                                                        2003                                           2002
                                    --------------------------------------------   -------------------------------------------
                                    Amortized       Fair         Unrealized        Amortized      Fair         Unrealized
(In thousands)                        Cost         Value       Gains    (Losses)      Cost       Value       Gains    (Losses)
                                    ---------     -------      -----    --------   ---------     ------      -----    --------
Securities available for sale:
  U.S. Government agencies          $ 35,225       35,808        590        (7)      12,953      13,529        576        --
  Mortgage-backed securities          48,455       48,473        410      (392)      34,265      35,208        968       (25)
  Corporate bonds                     12,154       13,415      1,261        --       11,613      11,507        101      (207)
  Equity securities                    5,753        5,759         24       (18)       5,549       5,535         --       (14)
                                    --------      -------      -----      ----       ------      ------      -----      ----
Total available for sale            $101,587      103,455      2,285      (417)      64,380      65,779      1,645      (246)
                                    ========      =======      =====      ====       ======      ======      =====      ====

Securities held to maturity:
  State and local governments       $ 12,947       13,647        700        --       13,951      14,718        767        --
  Other                                1,259        1,259         --        --        1,039       1,039         --        --
                                    --------      -------      -----      ----       ------      ------      -----      ----
Total held to maturity              $ 14,206       14,906        700        --       14,990      15,757        767        --
                                    ========      =======      =====      ====       ======      ======      =====      ====

      Included in mortgage-backed securities at December 31, 2003 were collateralized mortgage obligations with an amortized cost of $21,649,000 and a fair value of $21,458,000. Included in mortgage-backed securities at December 31, 2002 were collateralized mortgage obligations with an amortized cost of $12,590,000 and a fair value of $12,720,000.

      The Company owned Federal Home Loan Bank stock with a cost and fair value of $5,550,000 at December 31, 2003 and $5,325,000 at December 31, 2002, which is included in equity securities above and serves as part of the collateral for the Company's line of credit with the Federal Home Loan Bank (see Note 9 for additional discussion). The investment in this stock is a requirement for membership in the Federal Home Loan Bank system.

      The following table presents information regarding securities with unrealized losses at December 31, 2003:

                                                  Securities in an Unrealized  Securities in an Unrealized
                                                       Loss Position for             Loss Position for
                                                      Less than 12 Months           More than 12 Months              Total
                                                  ---------------------------  ---------------------------   ----------------------
                                                                  Unrealized                    Unrealized               Unrealized
                                                   Fair Value       Losses       Fair Value        Losses    Fair Value    Losses
                                                  -----------     -----------  -------------    ----------   ----------  ----------
      U.S. Government agencies                       $ 2,041             7               --           --         2,041          7
      Mortgage-backed securities                      20,322           392               --           --        20,322        392
      Corporate bonds                                     --            --               --           --            --         --
      Equity securities                                   20             2               24           16            44         18
      State and local governments                         --            --               --           --            --         --
      Other                                               --            --               --           --            --         --
                                                     -------        ------           ------       ------        ------     ------
           Total temporarily impaired securities     $22,383           401               24           16        22,407        417
                                                     =======        ======           ======       ======        ======     ======

      In the above table, all of the securities that have been in an unrealized loss position for less than twelve months are bonds that the company has determined are in a loss position due to interest rate factors, and not because of credit quality concerns. Therefore, the Company expects to collect the full par value of each bond upon maturity with no accounting loss. The immaterial amount of securities that have been in an unrealized loss position for a continuous twelve months are equity holdings that the Company believes will eventually recover their value.

      The book values and approximate fair values of investment securities at December 31, 2003, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Securities Available for Sale         Securities Held to Maturity
                                                  -----------------------------         ---------------------------
                                                    Amortized         Fair               Amortized         Fair
(In thousands)                                        Cost            Value                Cost            Value
                                                  ------------     ------------         ------------    -----------
Debt securities
    Due within one year                              $  1,372          1,374                $ 1,305         1,317
    Due after one year but within five years           16,382         16,538                  8,966         9,360
    Due after five years but within ten years          18,866         19,306                  3,339         3,593
    Due after ten years                                10,759         12,005                    596           636
    Mortgage-backed securities                         48,455         48,473                     --            --
                                                     --------        -------                -------        ------
        Total debt securities                          95,834         97,696                 14,206        14,906

Equity securities                                       5,753          5,759                     --            --
                                                     --------        -------                -------        ------
        Total securities                             $101,587        103,455                $14,206        14,906
                                                     ========        =======                =======        ======

      At December 31, 2003 and 2002, investment securities with book values of $37,719,000 and $37,902,000, respectively, were pledged as collateral for public and private deposits.

      Sales of securities available for sale with aggregate proceeds of $7,750,000 in 2003, $1,012,000 in 2002, and $2,348,000 in 2001 resulted in gross gains of $218,000 and no gross losses in 2003, gross gains of $27,000 and gross losses of $2,000 in 2002, and gross gains of $61,000 in 2001.

Note 4. Loans and Allowance for Loan Losses

      Loans at December 31, 2003 and 2002 are summarized as follows:

(In thousands)                                     2003              2002
                                               -----------         --------
Commercial, financial, and agricultural        $   117,287           88,291
Real estate - construction                          98,189           68,162
Real estate - mortgage                             939,578          795,148
Installment loans to individuals                    64,444           47,648
                                               -----------         --------
    Subtotal                                     1,219,498          999,249
Unamortized net deferred loan fees                    (603)            (702)
                                               -----------         --------
    Loans, net of deferred fees                $ 1,218,895          998,547
                                               ===========         ========

      Loans described above as "Real estate - mortgage" included loans secured by 1-4 family dwellings in the amounts of $549,900,000 and $466,600,000 as of December 31, 2003 and 2002, respectively, with such loans being pledged as collateral for certain borrowings (see Note 9). The loans above also include loans to executive officers and directors and to their associates totaling approximately $9,775,000 and $9,552,000 at December 31, 2003 and 2002,
respectively. During 2003, additions to such loans were approximately $3,838,000 and repayments totaled approximately $3,615,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features.

      Nonperforming assets at December 31, 2003 and 2002 are as follows:

(In thousands)                                              2003          2002
                                                           ------        -----
Loans: Nonaccrual loans                                    $4,274        2,976
       Restructured loans                                      21           41
       Accruing loans greater than 90 days past due            --           --
                                                           ------        -----
            Total nonperforming loans                       4,295        3,017
Other real estate (included in other assets)                1,398        1,384
                                                           ------        -----
     Total nonperforming assets                            $5,693        4,401
                                                           ======        =====

      If the nonaccrual loans and restructured loans as of December 31, 2003, 2002 and 2001 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $319,000, $246,000 and $320,000 for nonaccrual loans and $2,000, $6,000 and $10,000 for restructured loans would have been recorded for 2003, 2002 and 2001, respectively. Interest income on such loans that was actually collected and included in net income in 2003, 2002 and 2001 amounted to approximately $102,000, $55,000 and $76,000 for nonaccrual loans (prior to their being placed on nonaccrual status) and $2,000, $6,000 and $7,000 for restructured loans, respectively.

      Activity in the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001 is as follows:

(In thousands)                                  2003            2002           2001
                                             --------         -------         ------
Balance, beginning of year                   $ 10,907           9,388          7,893
Provision for loan losses                       2,680           2,545          1,151
Recoveries of loans charged-off                   240             135            131
Loans charged-off                              (1,341)         (1,211)          (912)
Allowance recorded related to loans
    assumed in corporate acquisitions           1,083              50          1,125
                                             --------         -------         ------
Balance, end of year                         $ 13,569          10,907          9,388
                                             ========         =======         ======

      At December 31, 2003 and 2002, the recorded investment in loans considered to be impaired was $1,449,000 and $1,431,000, respectively, of which all were on a nonaccrual basis at each year end. The related allowance for loan losses for the impaired loans at December 31, 2003 and 2002 was $341,000 and $290,000, respectively. At December 31, 2003 and 2002, there was $242,000 and $162,000 in impaired loans for which there was no related allowance. The average recorded investments in impaired loans during the years ended December 31, 2003, 2002, and 2001 were approximately $1,590,000, $1,822,000, and $2,450,000, respectively. For the years ended December 31, 2003, 2002, and 2001, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

Note 5. Premises and Equipment

      Premises and equipment at December 31, 2003 and 2002 consist of the following:

(In thousands)                                          2003            2002
                                                      --------         -------
Land                                                  $  5,829           4,486
Buildings                                               18,492          16,212
Furniture and equipment                                 15,895          14,093
Leasehold improvements                                     645             569
                                                      --------         -------
    Total cost                                          40,861          35,360
Less accumulated depreciation and amortization         (15,505)        (13,121)
                                                      --------         -------
    Net book value of premises and equipment          $ 25,356          22,239
                                                      ========         =======

Note 6. Goodwill and Other Intangible Assets

      The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of December 31, 2003 and December 31, 2002 and the carrying amount of unamortized intangible assets as of December 31, 2003 and December 31, 2002.

                                        December 31, 2003              December 31, 2002
                                   ----------------------------   ----------------------------
                                   Gross Carrying   Accumulated   Gross Carrying   Accumulated
(In thousands)                         Amount      Amortization       Amount      Amortization
                                   --------------  ------------   --------------  ------------
Amortized intangible assets:
   Customer lists                      $   394             54            243              23
   Noncompete agreements                    50             25             --              --
   Core deposit premiums                 2,441            429            335             261
                                       -------        -------        -------        --------
        Total                          $ 2,885            508            578             284
                                       =======        =======        =======        ========

Unamortized intangible assets:
   Goodwill                            $48,231                        24,658
                                       =======                       =======
   Pension                             $    93                           217
                                       =======                       =======

      The following table presents the estimated amortization expense for intangible assets for each of the five calendar years ending December 31, 2008 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

                                              Estimated
                                        Amortization Expense
                                           (In thousands)
                                        --------------------
                         2004               $       379
                         2005                       290
                         2006                       242
                         2007                       220
                         2008                       219
                      Thereafter                  1,027
                                            -----------
                           Total            $     2,377
                                            ===========

      The following tables present the adjusted effect on net income and on basic and diluted earnings per share excluding the amortization of goodwill for the years ended December 31, 2003, 2002 and 2001. See Note 1(r) for discussion.

                                                                    For the Years Ended December 31,
(Dollars in thousands, except                             -----------------------------------------------------
earnings per share amounts)                                  2003                  2002                 2001
                                                          ----------            ----------           ----------
Reported net income                                       $   19,417                17,230               13,616
Add back: Goodwill amortization, net of taxes                     --                    --                1,160
                                                          ----------            ----------           ----------
     Adjusted net income                                  $   19,417                17,230               14,776
                                                          ==========            ==========           ==========

Basic earnings per share:
     As reported                                          $     2.07                  1.89                 1.51
     Goodwill amortization                                        --                    --                 0.13
                                                          ----------            ----------           ----------
        Adjusted basic earnings per share                 $     2.07                  1.89                 1.64
                                                          ==========            ==========           ==========

Diluted earnings per share:
     As reported                                          $     2.03                  1.85                 1.47
     Goodwill amortization                                        --                    --                 0.12
                                                          ----------            ----------           ----------
        Adjusted diluted earnings per share               $     2.03                  1.85                 1.59
                                                          ==========            ==========           ==========

Note 7. Income Taxes

      Total income taxes for the years ended December 31, 2003, 2002 and 2001 were allocated as follows:

(In thousands)                                                                  2003                2002              2001
                                                                              --------             ------             -----
Net income                                                                    $ 10,617              9,282             7,307
Stockholders' equity, for unrealized holding gain on
   debt and equity securities for financial reporting purposes                     183                199               220
Stockholders' equity, for tax benefit of additional pension charge                 (50)               (64)               --
                                                                              --------             ------             -----
    Total income taxes                                                        $ 10,750              9,417             7,527
                                                                              ========             ======             =====

      The components of income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 are as follows:

(In thousands)                  2003              2002               2001
                              -------            ------             ------
Current  - Federal            $ 9,578             8,964              7,256
         - State                  614               464                102
Deferred - Federal                425              (146)               (51)
                              -------            ------             ------
   Total                      $10,617             9,282              7,307
                              =======            ======             ======

      The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2003 and 2002 are presented below:

(In thousands)                                                                           2003               2002
                                                                                       -------             ------
Deferred tax assets:
     Allowance for loan losses                                                         $ 4,300              3,658
     Excess book over tax retirement plan cost                                             372                278
     Basis of investment in subsidiary                                                      69                 69
     Net loan fees recognized for tax reporting purposes                                   166                166
     Reserve for employee medical expense for financial reporting purposes                  20                 20
     Deferred compensation                                                                 149                145
     State net operating loss carryforwards                                                214                 62
     Trust preferred security issuance costs                                                49                  7
     Accruals, book versus tax                                                             193                 --
     Minimum pension liability adjustment                                                  114                 64
     All other                                                                              57                138
                                                                                       -------             ------
        Gross deferred tax assets                                                        5,703              4,607
         Less: Valuation allowance                                                        (214)              (135)
                                                                                       -------             ------
              Net deferred tax assets                                                    5,489              4,472
                                                                                       -------             ------
Deferred tax liabilities:
     Loan fees                                                                            (978)            (1,282)
     Excess tax over book pension cost                                                    (754)              (346)
     Depreciable basis of fixed assets                                                  (1,493)            (1,051)
     Amortizable basis of intangible assets                                             (1,606)              (413)
     Unrealized gain on securities available for sale                                     (729)              (546)
     FHLB stock dividends                                                                 (439)              (439)
     Book versus tax basis difference - securities                                         (84)                --
     All other                                                                              (2)              (113)
                                                                                       -------             ------
          Gross deferred tax liabilities                                                (6,085)            (4,190)
                                                                                       -------             ------
              Net deferred tax asset (liability) - included in other assets            $  (596)               282
                                                                                       =======             ======

      A portion of the annual change in the net deferred tax asset (liability) relates to unrealized gains and losses on securities available for sale. The related 2003 and 2002 deferred tax expense of approximately $183,000 and $199,000, respectively has been recorded directly to shareholders' equity. Additionally, a portion of the annual change in the net deferred tax asset (liability) relates to an additional pension charge. The related 2003 and 2002 deferred tax expense (benefit) of ($50,000) and ($64,000), respectively, has been recorded directly to shareholders' equity. Purchase acquisitions also increased the net deferred tax liability by $320,000 in 2003. The balance of the 2003 and 2002 change in the net deferred tax asset (liability) of $425,000 and ($146,000), respectively, is reflected as a deferred income tax expense (benefit) in the consolidated statement of income.

      The 2003 valuation allowance relates to state net operating loss carryforwards. It is management's belief that the realization of the remaining net deferred tax assets is more likely than not.

      Retained earnings at December 31, 2003 and 2002 includes approximately $6,869,000 representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse or may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Bank's stock.

      The following is a reconcilement of federal income tax expense at the statutory rate of 35% to the income tax provision reported in the financial statements.

(In thousands)                                                   2003                2002               2001
                                                               --------             ------             ------
Tax provision at statutory rate                                $ 10,512              9,279              7,323
Increase (decrease) in income taxes resulting from:
   Tax-exempt interest income                                      (286)              (300)              (341)
   Non-deductible interest expense                                   16                 24                 46
   Non-deductible portion of amortization of
       intangible assets                                             --                 --                178
   State income taxes, net of federal benefit                       361                290                 66
   Change in valuation allowance                                     78                 12                  5
   Other, net                                                       (64)               (23)                30
                                                               --------             ------             ------
     Total                                                     $ 10,617              9,282              7,307
                                                               ========             ======             ======

Note 8. Deposits

      At December 31, 2003, the scheduled maturities of time deposits are as follows:

                                                   (In thousands)
                                2004               $    539,588
                                2005                     48,664
                                2006                     14,761
                                2007                     22,168
                                2008                     13,913
                             Thereafter                     895
                                                   ------------
                                                   $    639,989
                                                   ============

Note 9. Borrowings and Borrowings Availability

      The following table presents information regarding the Company's outstanding borrowings at December 31, 2003 and 2002:

  Description                       Due date                      Call Feature                 Amount             Interest Rate
--------------              --------------------------       -------------------------      ------------     -----------------------
     2003
--------------
FHLB Overnight              January 1, 2004, renewable                   None               $ 25,000,000        1.20% subject to
  Borrowings                daily                                                                                 change daily
FHLB Term Note              Due January 16, 2005                         None                  1,000,000           4.01% fixed
FHLB Term Note              Due March 13, 2006                           None                  2,000,000           2.44% fixed
FHLB Term Note              Due March 13, 2007                           None                  2,000,000           2.91% fixed
FHLB Term Note              Due June 23, 2008                            None                  1,000,000           5.51% fixed
FHLB Term Note              Due on April 21, 2009             By FHLB on April 21, 2004        5,000,000           5.26% fixed
Trust Preferred             Due on November 7, 2032           By Company on a quarterly       20,000,000     4.60% at Dec. 31, 2003
    Securities                                               basis beginning on November                         adjustable rate
                                                                       7, 2007                                3 month LIBOR + 3.45%
Trust Preferred             Due on January 23, 2034                By Company on a            20,000,000     3.85% at Dec. 31, 2003
    Securities                                               quarterly basis beginning                          adjustable rate
                                                                  on January 23, 2009                          3 month LIBOR + 2.70%
                                                                                            ------------     -----------------------
Total borrowings/
    weighted                                                                                                 3.23% (4.23% excluding
    average rate                                                                            $ 76,000,000      overnight borrowings)
                                                                                            ============     =======================

     2002
--------------
FHLB Term Note              Due on May 5, 2003                           None               $  5,000,000           7.49% fixed
FHLB Term Note              Due on April 21, 2009             By FHLB on April 21, 2004        5,000,000           5.26% fixed
Trust Preferred Securities  Due on November 7, 2032           By Company on a quarterly       20,000,000     5.27% at Dec. 31, 2002
                                                             basis beginning on November                         adjustable rate
                                                                       7, 2007                                3 month LIBOR + 3.45%
                                                                                            ------------     -----------------------
Total borrowings/
    weighted
    average rate                                                                            $ 30,000,000              5.64%
                                                                                            ============     =======================

      In the tables above, only the $5 million due to the FHLB on April 21, 2009 has a lender call provision, which allows the FHLB, at their option, to call the bond on April 21, 2004. The call provision provides interest rate protection to the FHLB in the event that prevailing market interest rates are higher than the note rate on the date of the call. Additionally, the outstanding borrowings noted above may be accelerated immediately by the FHLB in certain circumstances including material adverse changes in the condition of the Company or if the Company's qualifying collateral amounts to less than 1.33 times the amount of FHLB borrowings outstanding. At December 31, 2003, the Company's qualifying collateral amounted to 8.8 times the amount of FHLB borrowings outstanding.

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

      In the above table, the $20 million in borrowings due on January 23, 2034 relate to borrowings structured as trust preferred capital securities that were issued by First Bancorp Capital Trusts II and III ($10 million by each trust), subsidiaries of the Company, on December 19, 2003 and qualify as Tier I capital for regulatory capital adequacy requirements. These debt securities are callable by the Company at par on any quarterly interest payment date beginning on January 23, 2009. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 2.70%. The Company incurred approximately $580,000 of debt issuance costs related to the issuance that were recorded as prepaid expenses and are included in the "Other Assets" line item of the consolidated balance sheet. These debt issuance costs are being amortized as interest expense until the earliest possible call date of January 23, 2009.

      At December 31, 2003, the Company has three sources of readily available borrowing capacity - 1) an approximately $220 million line of credit with the FHLB, of which $36 million was outstanding at December 31, 2003 and $10 million was outstanding at December 31, 2002, 2) a $50 million overnight federal funds line of credit with a correspondent bank, none of which was outstanding at December 31, 2003 or 2002, and 3) an approximately $56 million line of credit through the Federal Reserve Bank of Richmond's (FRB) discount window, none of which was outstanding at December 31, 2003 or 2002.

      The Company's line of credit with the FHLB totaling approximately $220 million can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need and is secured by the Company's FHLB stock and a blanket lien on its one-to-four family residential loan portfolio.

      The Company's correspondent bank relationship allows the Company to purchase up to $50 million in federal funds on an overnight, unsecured basis. The Company had no borrowings outstanding under this line at December 31, 2003 or 2002. This line of credit was not drawn upon during any of the past three years.

      The Company also has a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of the Company's commercial, consumer and real estate portfolio (excluding 1-4 family). Based on the collateral owned by the Company as of December 31, 2003, the available line of credit is approximately $56 million. This line of credit was established primarily in connection with the Company's Y2K liquidity contingency plan and has not been drawn on since inception. The FRB has indicated that it would not expect lines of credit that have been granted to financial institutions to be a primary borrowing source. The Company plans to maintain this line of credit, although it is not expected that it will be drawn upon except in unusual circumstances.

Note 10. Leases

      Certain bank premises are leased under operating lease agreements. Generally, operating leases contain renewal options on substantially the same basis as current rental terms. Rent expense charged to operations under all operating lease agreements was $324,000 in 2003, $280,000 in 2002, and $243,000 in 2001.

      Future obligations for minimum rentals under noncancelable operating leases at December 31, 2003 are as follows:

                                                               (In thousands)
                        Year ending December 31:
                          2004                                     $   376
                          2005                                         306
                          2006                                         249
                          2007                                         222
                          2008                                         170
                          Later years                                1,137
                                                                   -------
                               Total                               $ 2,460
                                                                   =======

Note 11. Employee Benefit Plans

      401(k) Plan. The Company sponsors a retirement savings plan pursuant to
Section 401(k) of the Internal Revenue Code. Employees who have completed one year of service are eligible to participate in the plan. An eligible employee may contribute up to 15% of annual salary to the plan. The Company contributes an amount equal to 75% of the first 6% of the employee's salary contributed. Participants vest in Company contributions at the rate of 20% after one year of service, and 20% for each additional year of service, with 100% vesting after five years of service. The Company's matching contribution expense was $528,000, $450,000, and $382,000, for the years ended December 31, 2003, 2002 and 2001, respectively. Based on meeting certain financial goals, the Company made additional discretionary matching contributions to the plan of $175,000 in 2003, $150,000 in 2002, and $100,000 in 2001. The Company's matching and discretionary contributions are made in the form of Company stock. Employees are not permitted to invest their own contributions in Company stock.

      Pension Plan. The Company sponsors a noncontributory defined benefit retirement plan (the "Pension Plan"), which is intended to qualify under Section 401(a) of the Internal Revenue Code. Employees who have attained age 21 and completed one year of service are eligible to participate in the Retirement Plan. The Pension Plan provides for a monthly payment, at normal retirement age of 65, equal to one-twelfth of the sum of (i) 0.75% of Final Average Annual Compensation (5 highest consecutive calendar years' earnings out of the last 10 years of employment) multiplied by the employee's years of service not in excess of 40 years, and (ii) 0.65% of Final Average Annual Compensation in excess of "covered compensation" multiplied by years of service not in excess of 35 years. "Covered compensation" means the average of the social security taxable wage base during the 35 year period ending with the year the employee attains social security retirement age. Early retirement, with reduced monthly benefits, is available at age 55 after 15 years of service. The Pension Plan provides for 100% vesting after 5 years of service, and provides for a death benefit to a vested participant's surviving spouse. The costs of benefits under the Retirement Plan, which are borne by First Bancorp and/or its subsidiaries, are computed actuarially and defrayed by earnings from the Retirement Plan's investments. The compensation covered by the Pension Plan includes total earnings before reduction for contributions to a cash or deferred profit-sharing plan (such as the 401(k) plan described above) and amounts used to pay group health insurance premiums and includes bonuses (such as amounts paid under the incentive compensation plan). Compensation for the purposes of the Pension Plan may not exceed statutory limits; such limit was $200,000 in 2003 and 2002, and $170,000 in 2001.

      The Company's contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes. The contributions are invested to provide for benefits under the Retirement Plan. Because of the significant employer contribution made to the Retirement Plan during 2003 and the high return on assets experienced, the Company does not expect that any contributions will be required by funding regulations in 2004. However the Company expects to make a discretionary contribution of approximately $950,000 during 2004.

      Funds in the Retirement Plan are invested in a mix of investment types in accordance with the Retirement

Plan's investment policy, which is intended to provide a reasonable return while maintaining proper diversification. Except for Company stock, all of the Retirement Plan's assets are invested in an unaffiliated bank money market account or mutual funds. The investment policy of the Retirement Plan does not permit the use of derivatives, except to the extent that derivatives are used by any of the mutual funds invested in by the Retirement Plan. The following table presents information regarding the mix of investments of the Retirement Plan's assets at December 31, 2003 and its targeted mix, as set out by the Plan's investment policy:

                                                   Balance at            % of Total Assets at           Targeted %
    Investment type                            December 31, 2003         December 31, 2003           of Total Assets
    -------------------------------         ----------------------      --------------------         ---------------
                                            (Dollars in thousands)
    Fixed income investments
       Money market account                    $        1,077                       13%                     3-5%
       US government bond fund                            807                       10%                    10-20%
       US corporate bond fund                             632                        8%                     0-10%
    Equity investments
       Large cap value fund                             2,147                       25%                    20-30%
       Large cap growth fund                            1,982                       23%                    20-30%
       Mid-small cap growth fund                        1,309                       15%                    15-25%
       Foreign equity fund                                  -                        -                      0-10%
       Company stock                                      544                        6%                     0-10%
                                               --------------                   ------
            Total                              $        8,498                      100%
                                               ==============                   ======

      For 2002 and 2003, the Company used an expected long-term rate-of-return-on-assets assumption of 9.00%, while in 2001 the rate was assumed at 9.50%. The Company arrived at its assumed rate-of-return based primarily on
1) the asset mix of the Retirement Plan's assets, which is generally 75% equities and 25% fixed income, and 2) the Company's observation of historical long-term rates-of-return on similar assets. The Company believes that equity securities have, on average, produced a long-term rate-of-return of 10-12% per year, while fixed income securities have averaged 5-7%. The Company generally does not adjust the assumed rate-of-return based on short-term market results. However, the Company reduced the assumed rate-of-return in 2002 to 9.00% from 9.50% to reflect a slightly more conservative assumption in light of recessionary economic conditions.

      The following table reconciles the beginning and ending balances of the Pension Plan's projected benefit obligation, as computed by the Company's independent actuarial consultants. The Pension Plan's accumulated benefit obligation is also presented:

(In thousands)                                                 2003               2002               2001
                                                             -------             ------             ------
Projected benefit obligation at beginning of year            $ 7,475              6,082              4,704
Service cost                                                     690                492                357
Interest cost                                                    527                427                375
Actuarial loss                                                 1,175                441                709
Effect of amendments                                              85                 70                 --
Benefits paid                                                    (60)               (37)               (63)
                                                             -------             ------             ------
Projected benefit obligation at end of year                  $ 9,892              7,475              6,082
                                                             =======             ======             ======

Accumulated benefit obligation at end of year                $ 6,164              4,647              4,006
                                                             =======             ======             ======

      The following table reconciles the beginning and ending balances of the Pension Plan's assets:

(In thousands)                                2003               2002               2001
                                            -------             ------             ------
Plan assets at beginning of year            $ 5,126              4,893              4,005
Actual return on plan assets                  1,387               (610)               (49)
Employer contributions                        2,045                880              1,000
Benefits paid                                   (60)               (37)               (63)
                                            -------             ------             ------
Plan assets at end of year                  $ 8,498              5,126              4,893
                                            =======             ======             ======

      The following table presents information regarding the funded status of the Pension Plan, the amounts not recognized in the consolidated balance sheets, and the amounts recognized in the consolidated balance sheets:

(In thousands)                                  2003               2002
                                              -------             ------

Funded status                                 $(1,394)            (2,349)
Unrecognized net actuarial loss                 2,997              2,884
Unrecognized prior service cost                   366                398
Unrecognized transition obligation                 49                 51
                                              -------             ------
Prepaid pension cost                          $ 2,018                984
                                              =======             ======

      Net pension cost for the Pension Plan included the following components for the years ended December 31, 2003, 2002 and 2001:

(In thousands)                                                2003              2002             2001
                                                            -------             ----             ----
Service cost - benefits earned during the period            $   690              492              357
Interest cost on projected benefit obligation                   527              427              375
Expected return on plan assets                                 (507)            (475)            (387)
Net amortization and deferral                                   301              159              107
                                                            -------             ----             ----
     Net periodic pension cost                              $ 1,011              603              452
                                                            =======             ====             ====

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

      The Company's funding policy with respect to the SERP Plan is to fund the related benefits through investments in life insurance policies, which are not considered plan assets for the purpose of determining the SERP Plan's funded status. The cash surrender values of the life insurance policies are included in the line item "other assets."

      The following table reconciles the beginning and ending balances of the SERP Plan's benefit obligation, as computed by the Company's independent actuarial consultants:

(In thousands)                                                2003              2002               2001
                                                             ------            ------             ------
Projected benefit obligation at beginning of year            $1,248             1,070                765
Service cost                                                    105                69                 52
Interest cost                                                    88                73                 67
Actuarial loss                                                  179               140                190
Effect of amendments                                             11              (104)                --
Benefits paid                                                    --                --                 (4)
                                                             ------            ------             ------
Projected benefit obligation at end of year                  $1,631             1,248              1,070
                                                             ======            ======             ======

Accumulated benefit obligation at end of year                $1,391             1,115                934
                                                             ======            ======             ======

      The following table presents information regarding the funded status of the SERP Plan, the amounts not recognized in the consolidated balance sheets, and the amounts recognized in the consolidated balance sheets:

(In thousands)                                       2003                 2002
                                                   -------               ------

Funded status                                      $(1,631)              (1,248)
Unrecognized net actuarial loss                        578                  425
Unrecognized prior service cost                         84                   93
Additional minimum liability                          (385)                (382)
                                                   -------               ------
Accrued pension cost                               $(1,354)              (1,112)
                                                   =======               ======

      Net pension cost for the SERP Plan included the following components for the years ended December 31, 2003, 2002 and 2001:

(In thousands)                                              2003           2002           2001
                                                            ----           ----           ----
Service cost - benefits earned during the period            $105             69             52
Interest cost on projected benefit obligation                 88             73             67
Net amortization and deferral                                 45             36             48
                                                            ----           ----           ----
     Net periodic pension cost                              $238            178            167
                                                            ====           ====           ====

      The following assumptions were used in determining the actuarial information for the Retirement Plan and the SERP Plan for the years ended December 31, 2003, 2002 and 2001:

                                                           2003                      2002                        2001
                                                  --------------------      ---------------------       ----------------------
                                                  Retirement      SERP      Retirement       SERP       Retirement        SERP
                                                     Plan         Plan         Plan          Plan          Plan           Plan
                                                  ----------      ----      ----------       ----       ----------        ----
Discount rate used to determine net periodic
    pension cost                                     6.75%        6.75%        7.25%         7.25%         7.75%          7.75%
Discount rate used to calculate end of year
    liability disclosures                            6.25%        6.25%        6.75%         6.75%         7.25%          7.25%
Expected long-term rate of return on assets          9.00%         n/a         9.00%          n/a          9.50%           n/a
Rate of compensation increase                        5.00%        5.00%        5.00%         5.00%         5.00%          5.00%

      Included in intangible assets at December 31, 2003 and 2002 is $93,000 and $217,000, respectively, that has been recognized in connection with the accrual of the additional minimum liability for the SERP Plan.

      Split Dollar Life Insurance Plan. Effective January 1, 1993, the Company adopted a Split Dollar Life Insurance Plan (the "Split Dollar Plan") whereby individual whole life insurance is made available to certain senior management officers designated and approved by the Board of Directors. Coverages for each officer are approximately $100,000. The Company pays the premiums under this plan and maintains a collateral interest in each participant's policy equal to the sum of premiums paid. If a policy is terminated or becomes payable because of the death of a participant, the premiums paid by the Company are recovered before any payment is made to the participant or the participant's beneficiary. In addition, the Company will recover its investment in the policy before transfer of the policy to the participant. Upon the death of a participant, the participant's designated beneficiary will receive a death benefit equal to the amount of coverage under his or her policy that is in excess of the amount of cumulative premiums paid by the Company. The amounts of insurance premiums paid by the Company in 2003, 2002 and 2001 under the Split-Dollar Plan on behalf of all executive officers as a group were $18,000, $32,000 and $29,000, respectively. In response to new regulations, no premiums were paid related to policies of the Company's executive officers during 2003. In addition, subsequent to December 31, 2003, the Company is taking steps to terminate all aspects of the Split Dollar Plan.

Note 12. Commitments and Contingencies

      See Note 10 with respect to future obligations under noncancelable operating leases.

      In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements. As of December 31, 2003, the Company had outstanding loan commitments of $211,714,000, of which $186,878,000 were at variable rates and $24,836,000 were at fixed rates. Included in outstanding loan commitments were unfunded commitments of $111,631,000 on revolving credit plans, of which $103,049,000 were at variable rates and $8,582,000 were at fixed rates.

      At December 31, 2003 and 2002, the Company had $3,320,000 and $2,279,000,
respectively in standby letters of credit outstanding. The Company has no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is a guarantee made on behalf of the Company's customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms for one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. In the event that the Company is required to honor a standby letter of credit, a note, already executed with the customer, is triggered which provides repayment terms and any collateral. Over the past ten years, the Company has had to honor one standby letter of credit, which was repaid by the borrower without any loss to the Company. Management expects any draws under existing commitments to be funded through normal operations.

      The Bank grants primarily commercial and installment loans to customers throughout its market area, which consists of Anson, Cabarrus, Chatham, Davidson, Duplin, Guilford, Harnett, Iredell, Lee, Montgomery, Moore, Randolph, Richmond, Robeson, Rowan, Scotland, Stanly and Wake Counties in North Carolina, Dillon County in South Carolina, and Wythe County in Virginia. The real estate loan portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolios can be affected by local economic conditions.

      The Company is not involved in any legal proceedings which, in management's opinion, could have a material effect on the consolidated financial position of the Company.

Note 13. Fair Value of Financial Instruments

      Fair value estimates as of December 31, 2003 and 2002 and limitations thereon are set forth below for the Company's financial instruments. Please see
Note 1 for a discussion of fair value methods and assumptions, as well as fair value information for off-balance sheet financial instruments.

                                                   December 31, 2003                          December 31, 2002
                                            -------------------------------             ------------------------------
                                             Carrying            Estimated               Carrying            Estimated
(In thousands)                                Amount             Fair Value               Amount            Fair Value
                                            ----------           ----------             ---------           ----------
Cash and due from banks,
noninterest-bearing                         $   36,315               36,315            $   26,733               26,733
Due from banks, interest-bearing                12,632               12,632                30,753               30,753
Federal funds sold                              13,967               13,967                16,167               16,167
Securities available for sale                  103,455              103,455                65,779               65,779
Securities held to maturity                     14,206               14,906                14,990               15,757
Presold mortgages in process
   of settlement                                 1,307                1,307                19,268               19,268
Loans, net of allowance                      1,205,326            1,213,803               987,640              998,256
Accrued interest receivable                      6,087                6,087                 5,341                5,341

Deposits                                     1,249,364            1,251,402             1,055,957            1,058,569
Borrowings                                      76,000               76,383                30,000               30,447
Accrued interest payable                         2,138                2,138                 2,466                2,466

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

Note 14. Stock Option Plan

      Pursuant to provisions of the Company's 1994 Stock Option Plan (the "Option Plan"), options to purchase up to 705,000 shares of First Bancorp's authorized but unissued common stock may be granted to employees ("Employee Options") and directors ("Nonemployee Director Options") of the Company and its subsidiaries. The purposes of the Option Plan are (i) to align the interests of participating employees and directors with the Company's shareholders by reinforcing the relationship between shareholder gains and participant rewards,
(ii) to encourage equity ownership in the Company by participants, and (iii) to provide an incentive to employee participants to continue their employment with the Company.

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

      At December 31, 2003, there were 106,150 additional shares available for grant under the Option Plan. The per share weighted-average fair value of options granted during 2003, 2002, and 2001 was $7.55, $6.75, and $6.87, respectively on the date(s) of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                      2003               2002              2001
                                      ----               ----              ----
Expected dividend yield               3.73%              3.79%             3.80%
Risk-free interest rate               3.30%              4.60%             5.09%
Expected life                       8 years            8 years           8 years
Expected volatility                  33.08%             33.50%            35.00%

      The Company assumed three stock option plans in connection with its merger acquisition of First Savings Bancorp in September 2000. The three plans included two nonqualified plans for directors and an incentive plan for employees. In connection with the assumption of these three plans, 391,584 options (after adjusting for the exchange ratio) for shares of stock previously granted by First Savings were assumed. All unvested options of First Savings that were outstanding on September 14, 2000 became immediately vested as a result of change-in-control provisions contained in the plans that were triggered by the merger. The Company also assumed a stock option plan in connection with its merger acquisition of Century. A total of 18,656 options (after adjusting for the exchange ratio) for shares of stock previously granted by Century were assumed and became immediately vested as a result of change-in-control provisions contained in the plan that were triggered by the merger. No additional option grants will be made under the provisions of the assumed plans. Instead, all option grants subsequent to the merger dates are made from the Company's Option Plan.

      The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Note 1(k) reflects the pro forma effects had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123.

      The following table sets forth a summary of the activity of the Company's outstanding options, including the options related to First Savings and Century, since December 31, 2000:

                                                                                         Options Exercisable
                                                   Options Outstanding                       at Year End
                                                 -----------------------             --------------------------
                                                               Weighted-                              Weighted-
                                                                Average                                Average
                                                 Number of     Exercise              Number of        Exercise
                                                   Shares        Price                 Shares           Price
                                                 ---------    ----------             ---------       ----------
        Balance at December 31, 2000               698,895    $    11.50               688,895        $  11.45

           Granted                                 140,750         23.05
           Assumed in corporate
                 acquisition                        18,656         15.33
           Exercised                              (145,777)         9.52
           Forfeited                                    --            --
           Expired                                      --            --

        Balance at December 31, 2001               712,524         14.28               587,774           12.58

           Granted                                  21,000         23.05
           Exercised                              (166,842)         9.28
           Forfeited                                    --            --
           Expired                                      --            --

        Balance at December 31, 2002               566,682         16.04               468,082           14.71

           Granted                                  51,000         24.53
           Assumed in corporate acquisition         52,000          6.25
           Exercised                              (151,176)         9.57
           Forfeited                                    --            --
           Expired                                      --            --

        Balance at December 31, 2003               518,506    $    17.78               417,722        $  16.58

The following table summarizes information about the stock options outstanding at December 31, 2003:

                                                            Options Outstanding                       Options Exercisable
                                             ------------------------------------------------       -------------------------
                                                                 Weighted-          Weighted-                       Weighted-
                                                Number            Average            Average           Number        Average
                   Range of                  Outstanding         Remaining          Exercise        Exercisable     Exercise
               Exercise Prices               at 12/31/03      Contractual Life        Price         at 12/31/03       Price
               ---------------               -----------      ----------------      ---------       -----------     ---------
                $6.00 to $9.99                   77,762              1.5           $    7.49           77,762      $    7.49
               $10.00 to $13.99                  35,837              2.9               11.75           35,837          11.75
               $14.00 to $17.99                 163,367              5.4               16.37          159,367          16.42
               $18.00 to $21.99                  30,250              4.6               19.52           26,916          19.29
               $22.00 to $26.00                 211,290              7.8               23.43          117,840          23.63
                                                -------            -----           ---------         --------      ---------
                                                518,506              5.6           $   17.78          417,722      $   16.58
                                                =======            =====           =========         ========      =========

Note 15. Regulatory Restrictions

      The Company is regulated by the Board of Governors of the Federal Reserve System ("FED") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Office of the Commissioner of Banks.

      The primary source of funds for the payment of dividends by First Bancorp is dividends received from its subsidiary, First Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes
Section 53-87. As of December 31, 2003, the Bank had undivided profits of approximately $82,656,000 which were available for the payment of dividends. As of December 31, 2003, approximately $76,992,000 of the Company's investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.

      The average reserve balance maintained by the Bank under the requirements of the Federal Reserve was approximately $401,000 for the year ended December 31, 2003.

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

      In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines applicable to banks for classification as "well capitalized," which are presented with the minimum ratios, the Company's ratios and the Bank's ratios as of December 31, 2003 and 2002 in the following table. Based on the most recent notification from its regulators, the Bank is well capitalized under the framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

                                                                                                         To Be Well Capitalized
                                                                             For Capital                 Under Prompt Corrective
                                                Actual                     Adequacy Purposes                 Action Provisions
                                      -------------------------        -------------------------         -------------------------
($ in thousands)                        Amount           Ratio           Amount           Ratio           Amount            Ratio
                                      ---------         -------        ---------         -------         --------          -------
                                                                         (must equal or exceed)            (must equal or exceed)
As of December 31, 2003
      Total Capital Ratio
          Company                     $ 143,762          12.56%        $  91,575           8.00%         $   N/A               N/A
          Bank                          122,657          10.73%           91,429           8.00%          114,286           10.00%
      Tier I Capital Ratio
          Company                       119,994          10.61%           45,252           4.00%              N/A              N/A
           Bank                         109,263           9.67%           45,179           4.00%           67,768            6.00%
      Leverage Ratio
          Company                       119,994           8.70%           55,175           4.00%              N/A              N/A
          Bank                          109,263           7.93%           55,140           4.00%           68,925            5.00%

As of December 31, 2002
      Total Capital Ratio
          Company                     $ 128,971          13.69%        $  75,372           8.00%         $    N/A              N/A
          Bank                          108,855          11.57%           75,245           8.00%           94,056           10.00%
      Tier I Capital Ratio
          Company                       118,064          12.68%           37,249           4.00%              N/A              N/A
           Bank                          97,948          10.54%           37,186           4.00%           55,779            6.00%
      Leverage Ratio
          Company                       118,064          10.09%           46,800           4.00%              N/A              N/A
          Bank                           97,948           8.38%           46,745           4.00%           58,432            5.00%

Note 16. Supplementary Income Statement Information

      Components of other operating expenses exceeding 1% of total income for any of the years ended December 31, 2003, 2002 and 2001 are as follows:

(In thousands)                      2003              2002             2001
                                   ------            -----            -----

Stationery and supplies            $1,498            1,445            1,279
Telephone                           1,229              932              688

Note 17. Condensed Parent Company Information

      Condensed financial data for First Bancorp (parent company only) follows:

CONDENSED BALANCE SHEETS                                           As of December 31,
                                                               ---------------------------
(In thousands)                                                   2003               2002
                                                               --------            -------
Assets

Cash on deposit with bank subsidiary                           $ 20,794             19,818
Investment in wholly-owned subsidiaries, at equity              162,224            125,525
Land                                                                  7                  7
Other assets                                                      1,056                604
                                                               --------            -------
         Total assets                                          $184,081            145,954
                                                               ========            =======

Liabilities and shareholders' equity
Borrowings                                                     $ 40,000             20,000
Other liabilities                                                 2,225              1,969
                                                               --------            -------
     Total liabilities                                           42,225             21,969

Shareholders' equity                                            141,856            123,985
                                                               --------            -------
         Total liabilities and shareholders' equity            $184,081            145,954
                                                               ========            =======

CONDENSED STATEMENTS OF INCOME                                                                  Year Ended December 31,
                                                                                   ------------------------------------------------
(In thousands)                                                                       2003                2002                2001
                                                                                   --------             -------             -------

Dividends from wholly-owned subsidiaries                                           $  3,400               8,650              16,300
Undistributed earnings of wholly-owned subsidiaries                                  17,453               9,207                  --
Dividends received from wholly-owned subsidiaries in excess of earnings                  --                  --              (2,280)
Interest expense                                                                     (1,110)               (205)                 --
All other income and expenses, net                                                     (326)               (422)               (404)
                                                                                   --------             -------             -------
          Net income                                                               $ 19,417              17,230              13,616
                                                                                   ========             =======             =======

CONDENSED STATEMENTS OF CASH FLOWS                                                              Year Ended December 31,
                                                                                   ------------------------------------------------
(In thousands)                                                                       2003                2002                2001
                                                                                   --------             -------             -------
Operating Activities:
     Net income                                                                    $ 19,417              17,230              13,616
    Dividends received in excess of earnings (equity in undistributed
       earnings) of subsidiaries                                                    (17,453)             (9,207)              2,280
      Tax benefit realized from
          exercise of nonqualified stock options                                         --                 382                  --
     Amortization of securities and intangible assets                                    60
     Decrease (increase) in other assets                                               (667)               (595)                 40
     Increase (decrease) in other liabilities                                            90                (157)                (48)
                                                                                   --------             -------             -------
          Total - operating activities                                                1,447               7,653              15,888
                                                                                   --------             -------             -------
Investing Activities:
     Net cash paid in acquisitions                                                   (9,050)                 --             (12,447)
                                                                                   --------             -------             -------
          Total - investing activities                                               (9,050)                 --             (12,447)
                                                                                   --------             -------             -------
Financing Activities:
      Advance from subsidiary                                                            --                  --              13,304
      Proceeds from borrowings                                                       20,000              20,000                  --
      Payment of cash dividends                                                      (8,670)             (8,136)             (7,929)
      Proceeds from issuance of common stock                                          2,444               2,207               1,295
      Purchases and retirement of common stock                                       (5,195)             (4,410)            (10,468)
                                                                                   --------             -------             -------
          Total - financing activities                                                8,579               9,661              (3,798)
                                                                                   --------             -------             -------
Net increase (decrease) in cash and cash equivalents                                    976              17,314                (357)
Cash and cash equivalents, beginning of year                                         19,818               2,504               2,861
                                                                                   --------             -------             -------
Cash and cash equivalents, end of year                                             $ 20,794              19,818               2,504
                                                                                   ========             =======             =======

Supplemental Disclosures of Cash Flow Information:
Non-cash transactions:
       Repayment of cash advance from subsidiary
              with non-cash assets                                                 $     --                  --              13,304

                          Independent Auditors' Report

The Board of Directors
First Bancorp

      We have audited the accompanying consolidated balance sheets of First Bancorp and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and on October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions."


                                                /s/ KPMG LLP

Charlotte, North Carolina
February 20, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      During the two years ended December 31, 2003, and any subsequent interim periods, there were no changes in accountants and/or disagreements on any matters of accounting principles or practices or financial statement disclosures.

Item 9A. Controls and Procedures

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, no change in our internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Incorporated herein by reference is the information under the captions "Directors, Nominees and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance" from the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

Item 11. Executive Compensation

      Incorporated herein by reference is the information under the caption "Compensation of Executive Officers" and "Board Committees, Attendance, and Compensation" from the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Incorporated herein by reference is the information under the captions "Principal Holders of First Bancorp Voting Securities," "Directors, Nominees and Executive Officers," and "Equity Compensation Plan Information" from the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions

      Incorporated herein by reference is the information under the caption "Certain Transactions" from the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services

      Incorporated herein by reference is the information under the caption "Principal Accountant Fees and Services" from the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

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

3.b         Copy of the Amended and Restated Bylaws of the Company.

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

10.d First Bancorp Senior Management Supplemental Executive Retirement Plan was filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference. (*)

10.e First Bancorp Senior Management Split-Dollar Life Insurance Agreements between the Company and the Executive Officers were filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and are incorporated herein by reference. (*)

10.f First Bancorp 1994 Stock Option Plan was filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference. (*)

10.g Employment Agreement between the Company and James H. Garner dated August 17, 1998 was filed as Exhibit 10(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference (Commission File Number 000-15572). (*)

10.h Employment Agreement between the Company and Anna G. Hollers dated August 17, 1998 was filed as Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended September

            30, 1998, and is incorporated by reference (Commission File Number 000-15572). (*)

10.i Employment Agreement between the Company and Teresa C. Nixon dated August 17, 1998 was filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference (Commission File Number 000-15572). (*)

10.j Employment Agreement between the Company and Eric P. Credle dated August 17, 1998 was filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is incorporated herein by reference (Commission File Number 333-71431). (*)

10.k Employment Agreement between the Company and David G. Grigg dated August 17, 1998 was filed as Exhibit 10.r to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference. (*)

10.l Employment Agreement between the Company and John F. Burns dated September 14, 2000 was filed as Exhibit 10.w to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and is incorporated herein by reference. (*)

10.m        Employment Agreement between the Company and James G. Hudson, Jr.
            dated May 17, 2001 was filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference. (*)

10.n Employment Agreement between the Company and R. Walton Brown dated January 15, 2003 was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and is incorporated herein by reference. (*)

21          List of Subsidiaries of Registrant.

23.a        Consent of Independent Auditors of Registrant, KPMG LLP

31.a Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.b Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.a Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) There was one report on Form 8-K filed during the quarter ended December 31, 2003.

            On October 24, 2003, the Company filed a report on Form 8-K regarding its October 23, 2003 news release in which it announced its earnings for the quarter ended September 30, 2003. The full text of the news release dated October 23, 2003 was attached as Exhibit 99(a) to this Form 8-K filing.

(c)         Exhibits - see (a)(3) above

(d)         No financial statement schedules are filed herewith.

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Troy, and State of North Carolina, on the 9th day of March, 2004.

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

                               Executive Officers


                               /s/ James H. Garner
                               -------------------
                                 James H. Garner
                President, Chief Executive Officer and Treasurer


    /s/ Anna G. Hollers                           /s/ Eric P. Credle
    -------------------                           ------------------
    Anna G. Hollers                               Eric P. Credle
    Executive Vice President                      Senior Vice President
    Secretary                                     Chief Financial Officer
    March 9, 2004                                 (Principal Accounting Officer)
                                                  March 9, 2004

                               Board of Directors


    /s/ Jesse S. Capel                            /s/ William E. Samuels
    ------------------                            ----------------------
    Jesse S. Capel                                William E. Samuels
    Chairman of the Board                         Vice-Chairman of the Board
    Director                                      Director
    March 9, 2004                                 March 9, 2004

    /s/ Jack D. Briggs                            /s/ George R. Perkins, Jr.
    ------------------                            --------------------------
    Jack D. Briggs                                George R. Perkins, Jr.
    Director                                      Director
    March 9, 2004                                 March 9, 2004

    /s/ R. Walton Brown                           /s/ Thomas F. Phillips
    -------------------                           ----------------------
    R. Walton Brown                               Thomas F. Phillips
    Director                                      Director
    March 9, 2004                                 March 9, 2004

    /s/ H. David Bruton                           /s/ Edward T. Taws
    -------------------                           ------------------
    H. David Bruton                               Edward T. Taws
    Director                                      Director
    March 9, 2004                                 March 9, 2004

    /s/ David L. Burns                            /s/ Frederick H. Taylor
    ------------------                            -----------------------
    David L. Burns                                Frederick H. Taylor
    Director                                      Director
    March 9, 2004                                 March 9, 2004

    /s/ John F. Burns                             /s/ Virginia C. Thomasson
    -----------------                             -------------------------
    John F. Burns                                 Virginia C. Thomasson
    Director                                      Director
    March 9, 2004                                 March 9, 2004

    /s/ Goldie H. Wallace-Gainey                  /s/ A. Jordan Washburn
    ----------------------------                  ----------------------
    Goldie H. Wallace-Gainey                      A. Jordan Washburn
    Director                                      Director
    March 9, 2004                                 March 9, 2004

    /s/ James H. Garner                           /s/ Dennis A. Wicker
     ------------------                           --------------------
    James H. Garner                               Dennis A. Wicker
    Director                                      Director
    March 9, 2004                                 March 9, 2004

    /s/ James G. Hudson, Jr.                      /s/ John C. Willis
    ------------------------                      ------------------
    James G. Hudson, Jr.                          John C. Willis
    Director                                      Director
    March 9, 2004                                 March 9, 2004