Form 10-Q
period 2004-03-31
FIRST BANCORP /NC/
filed 2004-05-10
CIK 811589

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 2004

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

                                 |X| YES |_| NO

      As of April 15, 2004, 9,459,133 shares of the registrant's Common Stock, no par value, were outstanding. The registrant had no other classes of securities outstanding.

================================================================================

                                      INDEX
                         FIRST BANCORP AND SUBSIDIARIES

                                                                            Page

Part I.  Financial Information

Item 1 - Financial Statements

   Consolidated Balance Sheets -
   March 31, 2004 and 2003
   (With Comparative Amounts at December 31, 2003)                            3

   Consolidated Statements of Income -
   For the Periods Ended March 31, 2004 and 2003                              4

   Consolidated Statements of Comprehensive Income -
   For the Periods Ended March 31, 2004 and 2003                              5

   Consolidated Statements of Shareholders' Equity -
   For the Periods Ended March 31, 2004 and 2003                              6

   Consolidated Statements of Cash Flows -
   For the Periods Ended March 31, 2004 and 2003                              7

Notes to Consolidated Financial Statements                                    8

 Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition                   12

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk         23

 Item 4 - Controls and Procedures                                            25

Part II.  Other Information

 Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases
             of Equity Securities                                            26

 Item 6 - Exhibits and Reports on Form 8-K                                   26

 Signatures                                                                  28

Part I. Financial Information
Item 1 - Financial Statements

                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets

                                                            March 31,      December 31,       March 31,
($ in thousands-unaudited)                                    2004             2003             2003
-------------------------------------------------------------------------------------------------------
ASSETS
Cash & due from banks, noninterest-bearing                $    28,939           36,315           23,339
Due from banks, interest-bearing                               12,555           12,632           42,613
Federal funds sold                                             11,778           13,967           28,677
                                                          -----------       ----------       ----------
     Total cash and cash equivalents                           53,272           62,914           94,629
                                                          -----------       ----------       ----------
Securities available for sale (costs of $96,216,
     $101,587, and $77,965)                                    98,796          103,455           79,151

Securities held to maturity (fair values of $14,854,
      $14,906, and $17,540)                                    14,119           14,206           16,663

Presold mortgages in process of settlement                      1,929            1,307            3,754

Loans                                                       1,251,923        1,218,895        1,071,432
   Less: Allowance for loan losses                            (13,917)         (13,569)         (11,898)
                                                          -----------       ----------       ----------
   Net loans                                                1,238,006        1,205,326        1,059,534
                                                          -----------       ----------       ----------
Premises and equipment                                         25,273           25,356           22,906
Accrued interest receivable                                     5,729            6,087            5,489
Intangible assets                                              50,621           50,701           36,426
Other                                                           6,673            6,417            5,095
                                                          -----------       ----------       ----------
        Total assets                                      $ 1,494,418        1,475,769        1,323,647
                                                          ===========       ==========       ==========

LIABILITIES
Deposits: Demand - noninterest-bearing                    $   158,961          146,499          132,929
          Savings, NOW, and money market                      471,705          462,876          401,773
          Time deposits of $100,000 or more                   253,738          238,535          231,055
          Other time deposits                                 405,868          401,454          378,056
                                                          -----------       ----------       ----------
               Total deposits                               1,290,272        1,249,364        1,143,813
Borrowings                                                     51,000           76,000           36,000
Accrued interest payable                                        2,229            2,138            2,535
Other liabilities                                               6,988            6,411            7,748
                                                          -----------       ----------       ----------
     Total liabilities                                      1,350,489        1,333,913        1,190,096
                                                          -----------       ----------       ----------
SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Issued and outstanding: 9,458,133,
         9,435,294, and 9,411,451 shares                       54,581           55,392           55,558
Retained earnings                                              87,952           85,502           77,448
Accumulated other comprehensive income                          1,396              962              545
                                                          -----------       ----------       ----------
     Total shareholders' equity                               143,929          141,856          133,551
                                                          -----------       ----------       ----------
          Total liabilities and shareholders' equity      $ 1,494,418        1,475,769        1,323,647
                                                          ===========       ==========       ==========

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income

                                                                   Three Months Ended
                                                                        March 31,
                                                                -------------------------
($ in thousands, except share data-unaudited)                      2004            2003
-----------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                      $   18,003         17,009
Interest on investment securities:
     Taxable interest income                                         1,155            940
     Tax-exempt interest income                                        140            209
Other, principally overnight investments                                86            306
                                                                ----------      ---------
     Total interest income                                          19,384         18,464
                                                                ----------      ---------
INTEREST EXPENSE
Savings, NOW and money market                                          563            618
Time deposits of $100,000 or more                                    1,365          1,560
Other time deposits                                                  2,025          2,467
Borrowings                                                             658            477
                                                                ----------      ---------
     Total interest expense                                          4,611          5,122
                                                                ----------      ---------
Net interest income                                                 14,773         13,342
Provision for loan losses                                              570            520
                                                                ----------      ---------
Net interest income after provision
   for loan losses                                                  14,203         12,822
                                                                ----------      ---------
NONINTEREST INCOME
Service charges on deposit accounts                                  2,209          1,861
Other service charges, commissions and fees                            896            776
Fees from presold mortgages                                            188            702
Commissions from sales of insurance and financial products             331            260
Data processing fees                                                    96             73
Securities gains                                                        92             --
Other gains                                                             --             61
                                                                ----------      ---------
     Total noninterest income                                        3,812          3,733
                                                                ----------      ---------
NONINTEREST EXPENSES
Salaries                                                             4,923          4,279
Employee benefits                                                    1,320          1,047
                                                                ----------      ---------
   Total personnel expense                                           6,243          5,326
Net occupancy expense                                                  702            590
Equipment related expenses                                             754            632
Intangibles amortization                                                95             45
Other operating expenses                                             2,938          2,655
                                                                ----------      ---------
     Total noninterest expenses                                     10,732          9,248
                                                                ----------      ---------
Income before income taxes                                           7,283          7,307
Income taxes                                                         2,563          2,614
                                                                ----------      ---------
NET INCOME                                                      $    4,720          4,693
                                                                ==========      =========

Earnings per share:
     Basic                                                      $     0.50           0.50
     Diluted                                                          0.49           0.49

Weighted average common shares outstanding:
     Basic                                                       9,467,371      9,360,692
     Diluted                                                     9,649,939      9,539,351

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income

                                                         Three Months Ended
                                                              March 31,
                                                        --------------------
($ in thousands-unaudited)                                2004         2003
----------------------------------------------------------------------------
Net income                                              $ 4,720        4,693
                                                        -------       ------
Other comprehensive income (loss):
   Unrealized gains (losses) on securities
     available for sale:
     Unrealized holding gains (losses) arising
        during the period, pretax                           804         (213)
           Tax (expense) benefit                           (314)          83
     Reclassification to realized gains                     (92)          --
           Tax expense                                       36           --
   Adjustment to minimum pension liability:
     Additional pension charge related to unfunded
        pension liability                                    --         (127)
     Tax benefit                                             --           50
                                                        -------       ------
Other comprehensive income (loss)                           434         (207)
                                                        -------       ------

Comprehensive income                                    $ 5,154        4,486
                                                        =======       ======

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Shareholders' Equity

                                                                                              Accumulated
                                                       Common Stock                              Other            Share-
                                                 ----------------------         Retained     Comprehensive       holders'
(In thousands, except per share - unaudited)      Shares        Amount          Earnings         Income           Equity
-------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 2003                          9,122      $  48,313           74,920             752          123,985

Net income                                                                         4,693                            4,693
Cash dividends declared ($0.23 per share)                                         (2,165)                          (2,165)
Common stock issued under
     stock option plan                                60            462                                               462
Common stock issued into
     dividend reinvestment plan                       13            307                                               307
Purchases and retirement of common
     stock                                          (117)        (2,808)                                           (2,808)
Common stock issued in acquisition                   333          9,284                                             9,284
Other comprehensive loss                                                                            (207)            (207)
                                                 -------      ---------         --------         -------        ---------

Balances, March 31, 2003                           9,411      $  55,558           77,448             545          133,551
                                                 =======      =========         ========         =======        =========

Balances, January 1, 2004                          9,435      $  55,392           85,502             962          141,856

Net income                                                                         4,720                            4,720
Cash dividends declared ($0.24 per share)                                         (2,270)                          (2,270)
Common stock issued under
     stock option plan                                62            498                                               498
Common stock issued into
     dividend reinvestment plan                       11            358                                               358
Purchases and retirement of common
     stock                                           (50)        (1,667)                                           (1,667)
Other comprehensive income                                                                           434              434
                                                 -------      ---------         --------         -------        ---------

Balances, March 31, 2004                           9,458      $  54,581           87,952           1,396          143,929
                                                 =======      =========         ========         =======        =========

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                 ----------------------
($ in thousands-unaudited)                                                         2004           2003
-------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                       $  4,720         4,693
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                        570           520
     Net security premium amortization                                                 63            67
     Gain on disposal of other real estate                                             --           (61)
     Gain on sale of securities available for sale                                    (92)           --
     Decrease in loan fees and costs deferred                                        (148)           (4)
     Depreciation of premises and equipment                                           620           547
     Amortization of intangible assets                                                 95            45
     Deferred income tax benefit                                                      (67)          (45)
     Decrease (increase) in presold mortgages in process of settlement               (622)       15,514
     Decrease in accrued interest receivable                                          358           389
     Decrease (increase) in other assets                                             (195)          536
     Increase (decrease) in accrued interest payable                                   91          (148)
     Increase in other liabilities                                                    572         1,145
                                                                                 --------       -------
          Net cash provided by operating activities                                 5,965        23,198
                                                                                 --------       -------
Cash Flows From Investing Activities
     Purchases of securities available for sale                                    (3,618)      (13,302)
     Purchases of securities held to maturity                                        (125)         (202)
     Proceeds from maturities/issuer calls of securities available for sale         5,922         9,981
     Proceeds from maturities/issuer calls of securities held to maturity             205         1,292
     Proceeds from sales of securities available for sale                           3,102            --
     Net increase in loans                                                        (33,389)      (25,588)
     Purchases of premises and equipment                                             (537)         (441)
     Net cash paid in acquisitions                                                     --        (2,820)
                                                                                 --------       -------
          Net cash used by investing activities                                   (28,440)      (31,080)
                                                                                 --------       -------
Cash Flows From Financing Activities
     Net increase in deposits                                                      40,908        28,995
     Proceeds from (repayments of) borrowings, net                                (25,000)        4,000
     Cash dividends paid                                                           (2,264)       (2,098)
     Proceeds from issuance of common stock                                           856           769
     Purchases and retirement of common stock                                      (1,667)       (2,808)
                                                                                 --------       -------
          Net cash provided by financing activities                                12,833        28,858
                                                                                 --------       -------
Increase (Decrease) In Cash And Cash Equivalents                                   (9,642)       20,976
Cash And Cash Equivalents, Beginning Of Period                                     62,914        73,653
                                                                                 --------       -------
Cash And Cash Equivalents, End Of Period                                         $ 53,272        94,629
                                                                                 ========       =======

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the period for:
     Interest                                                                    $  4,520         5,270
     Income taxes                                                                     535             3
Non-cash transactions:
     Unrealized gain (loss) on securities available for sale, net of taxes            434          (130)
     Foreclosed loans transferred to other real estate                                287           143

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                   Notes To Consolidated Financial Statements

(unaudited)      For the Periods Ended March 31, 2004 and 2003

Note 1 - Basis of Presentation

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2004 and 2003 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 2004 and 2003. Reference is made to the 2003 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Accounting Policies

      Note 1 to the 2003 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements. The following paragraphs update that information as necessary.

     In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which was subsequently revised (FIN 46R) in December 2003. FIN 46 and FIN 46R address the consolidation and deconsolidation by business enterprises of certain variable interest entities. The Company adopted FIN 46 as of December 31, 2003 and FIN 46R as of March 31, 2004. The adoption of FIN 46 and FIN 46R did not have a material impact on the Company's financial position or results of operations. Although the Company has no investments in variable interest entities that required consolidation under FIN 46 or FIN 46R, the application of certain provisions of FIN 46R as of March 31, 2004 resulted in the de-consolidation of the trusts that have issued trust preferred capital securities on behalf of the Company. The trust preferred capital securities have been, and continue to be, classified as "borrowings" by the Company. The only change caused by the adoption of FIN 46R was to change the description as to whom the borrowings are owed. Prior to deconsolidation, the payable to the trusts was eliminated in consolidation with the offsetting intercompany receivable of the trusts. The amounts owed to the third-party purchasers of the trust preferred securities were disclosed as being owed by the Company to those third parties. Under de-consolidation accounting, only the amount owed by the Company to the trusts is reported in the consolidated financial statements. The receivables recorded by the trusts as being due from the Company and the amounts payable by the trusts to the third-party purchasers of the trust preferred securities remain on the trusts' books and are not included in the Company's consolidated financial statements. The net effect is that the Company now describes its borrowings as being due to the trusts instead of the third-party purchasers of the trust preferred securities - there is no change to the terms of the borrowings or the amounts owed.

      In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003) (Statement 132(R)), "Employers' Disclosures about Pensions and Other Postretirement Benefits." Statement 132(R) revises employers' disclosures about pension plans and other postretirement plans, but does not change the measurement or recognition of those plans. Statement No. 132(R) requires additional disclosures about the assets, obligations, cash flows, and net periodic pension cost of defined benefit plans and other defined benefit postretirement plans. Most of these disclosures are required only on an annual basis and were included in Note 11 to the aforementioned 2003 consolidated financial statements filed on Form 10-K with the SEC. Certain of the additional disclosures are required to be included for interim periods, and the Company has made those disclosures in Note 9 below.

Note 3 - Reclassifications

      Certain amounts reported in the period ended March 31, 2003 have been reclassified to conform with the presentation for March 31, 2004. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 - Stock Option Plans

      At March 31, 2004, the Company has six stock-based employee compensation plans, five of which were assumed in acquisitions. The Company accounts for each plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                              Three Months Ended March 31,
                                                              ----------------------------
      (In thousands except per share data)                        2004            2003
                                                               ---------        --------
      Net income, as reported                                  $   4,720           4,693
      Deduct: Total stock-based employee compensation
         expense determined under fair value based method
         for all awards, net of related tax effects                  (52)            (51)
                                                               ---------        --------
      Pro forma net income                                     $   4,668           4,642
                                                               =========        ========

      Earnings per share: Basic - As reported                  $    0.50            0.50
                          Basic - Pro forma                         0.49            0.50

                          Diluted - As reported                     0.49            0.49
                          Diluted - Pro forma                       0.48            0.49

Note 5 - Earnings Per Share

      Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share includes the potentially dilutive effects of the Company's stock option plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                                 For the Three Months Ended March 31,
                                         ------------------------------------------------------------------------------------
                                                          2004                                         2003
                                         ---------------------------------------      ---------------------------------------
                                          Income         Shares                        Income         Shares
($ in thousands except per                (Numer-        (Denom-       Per Share       (Numer-       (Denom-        Per Share
    share amounts)                         ator)         inator)         Amount         ator)         inator)        Amount
-----------------------------------      ---------      ---------      ---------      ---------      ---------      ---------
      Basic EPS
        Net income                       $   4,720      9,467,371      $    0.50      $   4,693      9,360,692      $    0.50
                                                                       =========                                    =========
      Effect of Dilutive Securities             --        182,568                            --        178,659
                                         ---------      ---------                     ---------      ---------

      Diluted EPS                        $   4,720      9,649,939      $    0.49      $   4,693      9,539,351      $    0.49
                                         =========      =========      =========      =========      =========      =========

      For each of the three months ended March 31, 2004 and 2003, there were no options that were antidilutive since the exercise price of all options outstanding exceeded the average market price for the period.

Note 6 - Asset Quality Information

      Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. Nonperforming assets are summarized as follows:

                                                  March 31,  December 31,  March 31,
      ($ in thousands)                              2004         2003         2003
      ------------------------------------------------------------------------------
      Nonperforming loans:
         Nonaccrual loans                           $3,383       4,274       2,941
         Restructured loans                             20          21          38
         Accruing loans > 90 days past due              --          --          --
                                                    ------     -------     -------
      Total nonperforming loans                      3,403       4,295       2,979
      Other real estate                              1,585       1,398       1,326
                                                    ------     -------     -------
      Total nonperforming assets                    $4,988       5,693       4,305
                                                    ======     =======     =======

      Nonperforming loans to total loans              0.27%       0.35%       0.28%
      Nonperforming assets as a percentage of
         loans and other real estate                  0.40%       0.47%       0.40%
      Nonperforming assets to total assets            0.33%       0.39%       0.33%
      Allowance for loan losses to total loans        1.11%       1.11%       1.11%

Note 7 - Deferred Loan Fees

      Loans are shown on the Consolidated Balance Sheets net of net deferred loan fees of approximately $455,000, $603,000, and $698,000 at March 31, 2004,
December 31, 2003, and March 31, 2003, respectively.

Note 8 - Goodwill and Other Intangible Assets

      The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of March 31, 2004, December 31, 2003, and March 31, 2003 and the carrying amount of unamortized intangible assets as of those same dates.

                                      March 31, 2004                  December 31, 2003                 March 31, 2003
                              -----------------------------     ------------------------------   -----------------------------
                              Gross Carrying    Accumulated     Gross Carrying     Accumulated   Gross Carrying    Accumulated
($ in thousands)                  Amount       Amortization         Amount        Amortization       Amount       Amortization
-------------------------     --------------   ------------     --------------    ------------   --------------   ------------
Amortizable intangible
   assets:
   Customer lists                 $   394               62               394               54             394             31
   Noncompete agreements               50               34                50               25              50              6
   Core deposit premiums            2,441              507             2,441              429           1,106            293
                                  -------         --------         ---------         --------       ---------       --------
        Total                     $ 2,885              603             2,885              508           1,550            330
                                  =======         ========         =========         ========       =========       ========
Unamortizable intangible
   assets:
   Goodwill                       $48,246                             48,231                           35,113
                                  =======                          =========                        =========
   Pension                        $    93                                 93                               93
                                  =======                          =========                        =========

      Amortization expense totaled $95,000 and $45,000 for the three months ended March 31, 2004 and 2003, respectively.

      The following table presents the estimated amortization expense for each of the five calendar years ending December 31, 2008 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

                                                    Estimated Amortization
                  (Dollars in thousands)                     Expense
                  ----------------------            ----------------------
                           2004                            $      379
                           2005                                   290
                           2006                                   242
                           2007                                   220
                           2008                                   219
                        Thereafter                              1,027
                                                           ----------
                               Total                       $    2,377
                                                           ==========

Note 9 - Pension Plans

      The Company sponsors two defined benefit pension plans - a qualified retirement plan (the "Pension Plan") which is generally available to all employees, and a Supplemental Executive Retirement Plan (the "SERP Plan"), which is for the benefit of certain senior management executives of the Company.

      The Company recorded pension expense totaling $365,000 and $313,000 for the three months ended March 31, 2004 and 2003, respectively, related to the Pension Plan and the SERP Plan. The following table contains the components of the pension expense.

                                                                         For the Three Months Ended March 31,
                                                    -------------------------------------------------------------------------------
                                                        2004            2003          2004        2003      2004 Total   2003 Total
(in thousands)                                      Pension Plan    Pension Plan   SERP Plan   SERP Plan    Both Plans   Both Plans
                                                    ------------    ------------   ---------   ---------    ----------   ----------
Service cost - benefits earned during the period        $ 245            172           39          26           284          198
Interest cost on projected benefit obligation             173            132           28          22           201          154
Expected return on plan assets                           (200)          (127)          --          --          (200)        (127)
Net amortization and deferral                              67             76           13          12            80           88
                                                        -----         ------       ------      ------       -------      -------
   Net periodic pension cost                            $ 285            253           80          60           365          313
                                                        =====         ======       ======      ======       =======      =======

      The Company's contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes. The contributions are invested to provide for benefits under the Pension Plan. Because of the significant employer contribution made to the Pension Plan during 2003 and the high return on assets experienced, the Company does not expect that any contributions will be required by funding regulations in 2004. However, the Company expects to make a discretionary contribution of approximately $950,000 during 2004.

      The Company's funding policy with respect to the SERP Plan is to fund the related benefits through investments in life insurance policies, which are not considered plan assets for the purpose of determining the SERP Plan's funded status. The cash surrender values of the life insurance policies are included in the line item "other assets." The Company does not expect that any payment will be due to participants of the SERP Plan in 2004.

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

      For further discussion, see "Nonperforming Assets" and "Summary of Loan Loss Experience" below.

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

Current Accounting Matters

     See Note 2 to the Consolidated Financial Statements above as it relates to accounting standards that have been recently adopted by the Company. The following accounting standards will be adopted by the Company subsequent to March 31, 2004.

     In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 (SOP 03-3), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser's initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. Among other things, SOP 03-3: (1) prohibits the recognition of the excess of contractual cash flows over expected cash flows as an adjustment of yield, loss accrual or valuation allowance at the time of purchase; (2) requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires that subsequent decreases in expected cash flows be recognized as impairment. In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within the scope that are acquired in a transfer. SOP 03-3 becomes effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The Company does not expect the adoption of this statement to have a material impact on the Company's financial statements.

     In March 2004, the SEC issued Staff Accounting Bulletin Number 105 (SAB
105), "Application of Accounting Principles to Loan Commitments." SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivatives, and its provisions are required for such loan commitments entered into subsequent to March 31, 2004. The Company does not expect the adoption of SAB 105 to have a material impact on the Company's financial statements.


RESULTS OF OPERATIONS

Overview

      Net income for the three months ended March 31, 2004 was $4,720,000, a 0.6% increase from the $4,693,000 recorded in the first quarter of 2003. The net income for each three month period amounted to $0.49 per diluted share.

      Most components of the Company's earnings increased in the first quarter of 2004 compared to the same quarter of 2003 as a result of the Company's growth. Growth from the previous year has occurred internally, as well as from the Company's October 2003 acquisition of four branches with $25 million in loans and $102 million in deposits. Growth in loans and deposits resulted in an increase in net interest income for the first quarter of 2004, which totaled $14.8 million, a 10.7% increase over the $13.3 million recorded in the first quarter of 2003.

      The positive impact on net interest income from the increases in loans and deposits more than offset a lower net interest margin realized in 2004 compared to 2003. The Company's net interest margin (tax-equivalent net interest income divided by average earning assets) for the first quarter of 2004 was 4.37% compared to 4.59% for the first quarter of 2003. The Company's net interest margin has been negatively impacted by the declining interest rate environment and a shift towards originating more adjustable rate loans compared to fixed rate loans to protect the Company from an expected rise in interest rates.

      The Company's provision for loan losses did not vary significantly in 2004 compared to 2003, amounting to $570,000 in the first quarter of 2004 versus $520,000 in the first quarter of 2003. Except for fees from presold mortgages, most components of noninterest income and noninterest expense increased in 2004 as a result of the Company's overall growth. Fees from presold mortgages decreased significantly in the first quarter of 2004 compared to the prior year, amounting to $188,000 in the first quarter of 2004 compared to $702,000 in the first quarter of 2003, as a result of a decline in mortgage refinancing activity caused by higher mortgage interest rates.

      The Company's asset quality ratios remained sound in the first quarter of 2004. For the three months ended March 31, 2004, net charge-offs as a percentage of average loans amounted to 7 basis points (annualized) compared to 11 basis points (annualized) for the first quarter of 2003. The Company's nonperforming assets to total assets ratio of 0.33% at March 31, 2004 was the same as at March 31, 2003.

      The Company's annualized return on average assets for the first quarter of 2004 was 1.28% compared to 1.49% for the first quarter of 2003. The Company's return on average equity for the first quarter of 2004 was 13.09% compared to 14.25% for the first quarter of 2003.

Components Of Earnings

      Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended March 31, 2004 amounted to $14,773,000, an increase of $1,431,000, or 10.7% from the $13,342,000 recorded in the first quarter of 2003. Net interest income on a taxable equivalent basis for the three month period ended March 31, 2004 amounted to $14,896,000, an increase of $1,413,000, or 10.5% from the $13,483,000 recorded in the first quarter of 2003.

      There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and
2) the Company's net interest margin. For the three months ended March 31, 2004, growth in loans and deposits increased net interest income, the effects of which were partially offset by a decrease in the Company's net interest margin in the first quarter of 2004 compared to the first quarter of 2003.





                                                                  For the Three Months Ended March 31,
                                          ---------------------------------------------------------------------------------------
                                                         2004                                           2003
                                          -------------------------------------        ------------------------------------------
                                                                      Interest                                          Interest
                                            Average    Average         Earned            Average        Average          Earned
($ in thousands)                            Volume       Rate          or Paid            Volume         Rate            or Paid
                                          ----------   --------      ----------        ----------      --------        ----------
Assets
Loans (1)                                 $1,236,076       5.86%     $   18,003        $1,049,781          6.57%       $   17,009
Taxable securities                           100,100       4.64%          1,155            73,905          5.16%              940
Non-taxable securities (2)                    12,915       8.19%            263            15,739          9.02%              350
Short-term investments,
    principally federal funds                 23,018       1.50%             86            53,010          2.34%              306
                                          ----------                 ----------        ----------                      ----------
Total interest-earning assets              1,372,109       5.72%         19,507         1,192,435          6.33%           18,605
                                                                     ----------                                        ----------
Liabilities
Savings, NOW and money
     market deposits                      $  463,120       0.49%     $      563        $  396,173          0.63%       $      618
Time deposits >$100,000                      246,120       2.23%          1,365           218,177          2.90%            1,560
Other time deposits                          402,040       2.03%          2,025           375,026          2.67%            2,467
                                          ----------                 ----------        ----------                      ----------
     Total interest-bearing deposits       1,111,280       1.43%          3,953           989,376          1.90%            4,645
Borrowings                                    71,604       3.70%            658            32,511          5.95%              477
                                          ----------                 ----------        ----------                      ----------
Total interest-bearing liabilities         1,182,884       1.57%          4,611         1,021,887          2.03%            5,122
                                                                     ----------                                        ----------
Non-interest-bearing deposits                148,813                                      115,958
Net yield on interest-earning
  assets and  net interest income                          4.37%     $   14,896                            4.59%       $   13,483
                                                                     ==========                                        ==========
Interest rate spread                                       4.15%                                           4.30%

Average prime rate                                         4.00%                                           4.25%

----------
(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2) Includes tax-equivalent adjustments of $123,000 and $141,000 in 2004 and 2003, respectively, to reflect the tax benefit that the Company receives related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 35% tax rate and is reduced by the related nondeductible portion of interest expense.

      Average loans outstanding for the first quarter of 2004 were $1.236 billion, which was 17.7% higher than the average loans outstanding for the first quarter of 2003 ($1.050 billion). Average deposits outstanding for the first quarter of 2004 were $1.260 billion, which was 14.0% higher than the average amount of deposits outstanding in the first quarter of 2003 ($1.105 billion). The increases in the average loans and deposits in 2004 compared to 2003 were a result of both internally generated growth as well as growth realized from acquisitions. See additional discussion regarding the nature of the growth in loans and deposits in the section entitled "Financial Condition" below. The effect of the higher amounts of average loans and deposits was to increase net interest income in 2004.

     In the table above, the yields on interest earning assets and liabilities decreased in 2004 compared to 2003 as a result of the declining rate environment. The decrease in the weighted average cost of the Company's borrowings was also affected by the Company having a higher percentage of low cost overnight borrowings outstanding during the first quarter of 2004 compared to 2003, which have the effect of decreasing the weighted average rate of all borrowings. In the first quarter of 2004, the Company had approximately $20 million in average overnight borrowings outstanding with a weighted average rate of 1.10% compared to $0.8 million in similar average borrowings outstanding in the first quarter of 2003. The Company's net interest margin (tax-equivalent net interest income divided by average earning assets) for the first quarter of 2004 was 4.37% compared to 4.59% for the first quarter of 2003. The Company's net interest margin has been negatively impacted by the interest rate environment and a shift towards originating more adjustable rate loans compared to fixed rate loans to protect the Company from an expected rise in interest rates. The declining interest rate environment, and the level to which it has dropped, has resulted in the Company being unable to reset deposit rates by an amount (because of their already near-zero rates) that would offset the negative impact of the lower yields earned on the Company's interest earning assets. The shift in the Company's loan mix from fixed rate loans to adjustable rate loans has occurred primarily over the past two years. At December 31, 2001, the Company's loan portfolio was comprised of 57% fixed rate loans and 43% adjustable rate loans. Since that time, the ratio has gradually shifted towards adjustable rate loans as the Company has originated more adjustable rate loans than fixed rate loans. At March 31, 2004, the Company's loan portfolio was comprised of 58% adjustable rate loans and 42% fixed rate loans. The primary reason for this shift has been that with interest rates at a historically low level, the Company has more attractively priced adjustable rate loans in order to avoid locking in fixed rate loans at a time when most economists believe that rates will rise. Although the Company will benefit from having a higher percentage of adjustable rate loans upon a rise in rates, adjustable rate loans in this interest rate environment generally carry lower initial rates than fixed rate loans of similar maturities, and the declining rate environment experienced over the past two years has resulted in the Company's adjustable rate loans repricing to lower levels following each rate cut. See additional information regarding net interest income in the section entitled "Interest Rate Risk."

     The Company recorded a $570,000 provision for loan losses during the first quarter of 2004 compared to a provision for loan losses of $520,000 recorded in the first quarter of 2003. The slightly higher provision for loan losses was a result of higher credit risk associated with higher loan growth, as asset quality ratios did not vary significantly. Net internal loan growth for the first quarter of 2004 was $33 million compared to $26 million for the first quarter of 2003.

     Noninterest income for the first quarter of 2004 amounted to $3,812,000, a 2.1% increase over the $3,733,000 recorded in the first quarter of 2003. Except for fees from presold mortgages, each component of noninterest income increased, primarily as a result of the Company's growth - internal growth, as well as external growth from the acquisition of four branches from RBC Centura Bank in October 2003 that had $25 million in loans and $102 million in deposits. Fees from presold mortgages amounted to $188,000 in the first quarter of 2004, a decrease from the $702,000 recorded in the first quarter of 2003. The decline is attributable to a decrease in mortgage refinancing activity as a result of rising mortgage interest rates.

      Within noninterest income, commissions from sales of insurance and financial products amounted to $331,000 in the first quarter of 2004 compared to the $260,000 in the first quarter of 2003. This line item includes commissions the Company receives from three sources - 1) sales of credit insurance associated with new loans, 2) commissions from the sales of investment, annuity, and long-term care insurance products, and 3) commissions from the sale of property and casualty insurance. The following table presents these components for the three month period ended March 31, 2004 compared to the same period in 2003:

                                          Three Months Ended March 31,
                                    ----------------------------------------
($ in thousands)                                              $         %
                                    2004       2003        Change     Change
                                    ----       ----        ------     ------
Commissions earned from:
Sales of credit insurance           $ 59         78          (19)      (24.4)%
Sales of investments,
    annuities, and long term
    care insurance                    54         22           32       145.5%
Sales of property and
    casualty insurance               218        160           58        36.3%
                                    ----       ----         ----      ------
    Total                           $331        260           71        27.3%
                                    ====       ====         ====      ======

      Also within noninterest income, in the first quarter of 2004, the Company realized security gains of $92,000 as a result of the sale of a corporate bond. The bond was sold in order to realize current income, as well as to lock-in a gain on the security, which had an approaching call date. The Company realized no security gains in the first quarter of 2003, but did record a net gain of $61,000 related primarily to the sale of excess real estate adjoining one of the Company's bank branches.

      Noninterest expenses for the three months ended March 31, 2004 increased 16.0% to $10,732,000 from $9,248,000 in the first quarter of 2003. The increase in noninterest expenses occurred in all categories and is associated with the overall growth of the Company in terms of branch network, employees and customer base.

      The provision for income taxes was $2,563,000 in the first quarter of 2004 compared to $2,614,000 in the first quarter of 2003. The effective tax rates did not vary significantly among the periods presented, amounting to approximately 35-36% in each period. In the normal course of business, the Company carries out various tax planning initiatives in order to control its effective tax rate.

     The Consolidated Statements of Comprehensive Income reflect "Other Comprehensive Income" of $434,000 during the first quarter of 2004, related primarily to unrealized available for sale security holding gains of $804,000 occurring during the quarter. The unrealized security holding gains resulted from a decrease in market yields for fixed income securities during the quarter. The Company's available for sale securities portfolio is predominantly comprised of fixed income securities that rise in value when market yields for fixed income securities decrease.

FINANCIAL CONDITION

      Total assets at March 31, 2004 amounted to $1.49 billion, 12.9% higher than a year earlier. Total loans at March 31, 2004 amounted to $1.25 billion, a 16.8% increase from a year earlier, and total deposits amounted to $1.29 billion at March 31, 2004, a 12.8% increase from a year earlier. The Company's acquisition of four RBC Centura Bank branches on October 27, 2003 contributed to the year-over-year increases. As of the acquisition date, the four RBC Centura Bank branches had $25 million in loans and $102 million in deposits.

      The following tables present information regarding the nature of the Company's growth since March 31, 2003.

                                                                                                                      Percentage
                                      Balance at                                      Balance at         Total          growth,
       April 1, 2003 to               beginning         Internal       Growth from      end of         percentage      excluding
        March 31, 2004                of period          Growth        Acquisitions     period           growth      acquisitions
                                      ----------        ---------      ------------   -----------        ------      ------------
                                                                      ($ in thousands)
Loans                                 $1,071,432          155,680           24,811      1,251,923          16.8%          14.5%
                                      ==========        =========        =========    ===========        ======         ======

Deposits - Noninterest bearing        $  132,929           (3,024)          29,056        158,961          19.6%          -2.3%
Deposits - Savings, NOW, and
     Money Market                        401,773           34,265           35,667        471,705          17.4%           8.5%
Deposits - Time>$100,000                 231,055           18,033            4,650        253,738           9.8%           7.8%
Deposits - Time<$100,000                 378,056           (4,781)          32,593        405,868           7.4%          (1.3%)
                                      ----------        ---------        ---------    -----------        ------         ------
   Total deposits                     $1,143,813           44,493          101,966      1,290,272          12.8%           3.9%
                                      ==========        =========        =========    ===========        ======         ======
      January 1, 2004 to
        March 31, 2004
Loans                                 $1,218,895           33,028               --      1,251,923           2.7%           2.7%
                                      ==========        =========        =========    ===========        ======         ======

Deposits - Noninterest bearing        $  146,499           12,462               --        158,961           8.5%           8.5%
Deposits - Savings, NOW, and
     Money Market                        462,876            8,829               --        471,705           1.9%           1.9%
Deposits - Time>$100,000                 238,535           15,203               --        253,738           6.4%           6.4%
Deposits - Time<$100,000                 401,454            4,414               --        405,868           1.1%           1.1%
                                      ----------        ---------        ---------    -----------        ------         ------
   Total deposits                     $1,249,364           40,908               --      1,290,272           3.3%           3.3%
                                      ==========        =========        =========    ===========        ======         ======

      As can be seen in the first table, over the past twelve months the Company's internal growth rates for loans and deposits were 14.5% and 3.9% respectively, with the growth assumed in acquisitions increasing the overall growth in loans to 16.8% and deposits to 12.8%. All of the growth in the first quarter of 2004 was internally generated, as the Company did not complete in any acquisitions in that three month period.


Nonperforming Assets

      Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. Nonperforming assets are summarized as follows:

                                                     March 31,   December 31,    March 31,
      ($ in thousands)                                 2004          2003           2003
      ------------------------------------------------------------------------------------
      Nonperforming loans:
         Nonaccrual loans                             $3,383         4,274         2,941
         Restructured loans                               20            21            38
         Accruing loans > 90 days past due                --            --            --
                                                      ------       -------       -------
      Total nonperforming loans                        3,403         4,295         2,979
      Other real estate                                1,585         1,398         1,326
                                                      ------       -------       -------
      Total nonperforming assets                      $4,988         5,693         4,305
                                                      ======       =======       =======

      Nonperforming loans to total loans                0.27%         0.35%         0.28%
      Nonperforming assets as a percentage of
         loans and other real estate                    0.40%         0.47%         0.40%
      Nonperforming assets to total assets              0.33%         0.39%         0.33%
      Allowance for loan losses to total loans          1.11%         1.11%         1.11%

      Management has reviewed the collateral for the nonperforming assets, including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

      Nonperforming loans (which includes nonaccrual loans and restructured loans) as of March 31, 2004, December 31, 2003, and March 31, 2003 totaled $3,403,000, $4,295,000, and $2,979,000, respectively. Nonperforming loans as a percentage of total loans amounted to 0.27%, 0.35%, and 0.28%, at March 31, 2004, December 31, 2003, and March 31, 2003, respectively. The variances in nonperforming loans among the periods has been primarily due to changes in nonaccrual loans, as restructured loans have not changed significantly. The increase in nonaccrual loans from March 31, 2003 to December 31, 2003 related primarily to the Company placing five loans totaling $1.3 million on nonaccrual basis during the second half of the year. Each of these unrelated loans had an outstanding loan balance of between $225,000 and $325,000, and each loan was secured by real estate. Two of the five loans were liquidated during the first quarter of 2004 with no material loss to the Company, while one of the loans was foreclosed upon and its real estate collateral recorded as other real estate. The removal of these three loans from nonaccrual loan status resulted in the decrease in nonaccrual loans from December 31, 2003 to March 31, 2004. The other two loans remain on nonaccrual status. The Company believes that any losses related to these loans will not be material.

     The Company continues to have one large credit that was on nonaccrual basis as of each of the three dates presented. The nonaccrual balance of this credit amounted to $642,000, $663,000, and $750,000 as of March 31, 2004, December 31,
2003, and March 31, 2003, respectively. This relationship, secured primarily by real estate, was placed on nonaccrual status in 2001 due to liquidity problems experienced by the borrower and had a $1.9 million balance at that time. The borrower has been actively working to sell real estate to pay down the balance. In 2002, the Company accepted a nonbinding proposal from a third party that would have resulted in the receipt of approximately $750,000 of the remaining $1.0 million balance outstanding at the time. Accordingly, in the fourth quarter of 2002, the Company established a specific impaired loan valuation allowance of $250,000 for this relationship. During the first quarter of 2003, because the Company believed that there was a high likelihood that the terms of the nonbinding proposal would occur, the Company charged-off the $250,000 specific reserve that had been established. Since that time, numerous delays have occurred relating to the pay-off proposal, and management of the Company is no longer sure whether it will occur. The Company continues to actively seek collection of the loan and has received payments from collateral sales that have reduced the loan balance to its current amount. The Company has assigned a specific impaired loan valuation allowance of $330,000 to the remaining balance at March 31, 2004.

      At March 31, 2004, December 31, 2003, and March 31, 2003, the recorded investment in loans considered to be impaired was $1,275,000, $1,449,000, and $1,780,000, respectively, all of which were on nonaccrual status. A significant portion of the impaired loans for each of the three periods presented is the same credit noted above that is on nonaccrual status. At March 31, 2004, December 31, 2003, and March 31, 2003, the related allowance for loan losses for all impaired loans was $435,000 (all four impaired loans at March 31, 2004 had an assigned valuation allowance), $341,000 (related to five of the seven impaired loans with a total balance of $1,207,000), and $190,000 (eight of the eleven impaired loans totaling $949,000 at March 31, 2003 had an assigned valuation allowance), respectively. The average recorded investments in impaired loans during the three month period ended March 31, 2004, the year ended December 31, 2003, and the three months ended March 31, 2003 were approximately $1,362,000, $1,590,000, and $1,656,000, respectively. For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

      The Company's other real estate owned did not vary significantly among the periods presented, amounting to $1,585,000, $1,398,000, and $1,326,000 at March 31, 2004, December 31, 2003 and March 31, 2003, respectively. The Company's management has reviewed recent appraisals of its other real estate and believes that their fair values, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

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

     The Company recorded a $570,000 provision for loan losses during the first quarter of 2004 compared to a provision for loan losses of $520,000 recorded in the first quarter of 2003. The slightly higher provision for loan losses was a result of higher credit risk associated with higher loan growth, as asset quality ratios did not vary significantly. Net internal loan growth for the first quarter of 2004 was $33 million compared to $26 million for the first quarter of 2003.

      At March 31, 2004, the allowance for loan losses amounted to $13,917,000, compared to $13,569,000 at December 31, 2003 and $11,898,000 at March 31, 2003.
The allowance for loan losses was 1.11% of total loans as of each of those same dates.

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

                                                                          Three Months       Twelve Months        Three Months
                                                                             Ended               Ended                Ended
                                                                            March 31,         December 31,          March 31,
      ($ in thousands)                                                        2004                2003                 2003
                                                                          ------------       -------------        ------------
      Loans outstanding at end of period                                   $ 1,251,923           1,218,895           1,071,432
                                                                           ===========         ===========         ===========
      Average amount of loans outstanding                                  $ 1,236,076           1,113,426           1,049,781
                                                                           ===========         ===========         ===========
      Allowance for loan losses, at
         beginning of period                                               $    13,569              10,907              10,907

             Total charge-offs                                                    (266)             (1,341)               (388)
             Total recoveries                                                       44                 240                 108
                                                                           -----------         -----------         -----------
                  Net charge-offs                                                 (222)             (1,101)               (280)
                                                                           -----------         -----------         -----------

      Additions to the allowance charged to expense                                570               2,680                 520
                                                                           -----------         -----------         -----------
      Addition related to loans assumed in corporate acquisitions                   --               1,083                 751
                                                                           -----------         -----------         -----------

      Allowance for loan losses, at end of period                          $    13,917              13,569              11,898
                                                                           ===========         ===========         ===========
      Ratios:
         Net charge-offs (annualized) as a percent of average loans               0.07%               0.10%               0.11%
         Allowance for loan losses as a
               percent of  loans at end of period                                 1.11%               1.11%               1.11%

      Based on the results of the Company's loan analysis and grading program and management's evaluation of the allowance for loan losses at March 31, 2004, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2003.

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

      In addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources - 1) an approximately $224 million line of credit with the Federal Home Loan Bank (of which $11 million has been drawn), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at March 31, 2004), and 3) an approximately $56 million line of credit through the Federal Reserve Bank of Richmond's discount window (none of which was outstanding at March 31, 2004).

      The Company's liquidity did not change materially from December 31, 2003 to March 31, 2004, as deposit growth and loan growth did not vary significantly. The Company's loan to deposit ratio was 97.0% at March 31, 2004 compared to 97.6% at December 31, 2003. The level of the Company's liquid assets (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) as a percentage of deposits and borrowings was 12.5% at March 31, 2004 compared to 12.3% at December 31, 2003.

      The amount and timing of the Company's contractual obligations and commercial commitments has not changed materially since December 31, 2003, detail of which is presented in Table 18 on page 52 of the Company's 2003 Form 10-K.

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

      Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. The Company has not engaged in derivative activities through March 31, 2004, and has no current plans to do so.

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

      At March 31, 2004, the Company's capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents the Company's capital ratios and the regulatory minimums discussed above for the periods indicated.

                                                                    March 31,            December 31,              March 31,
                                                                       2004                  2003                    2003
                                                                    ---------            ------------              ---------
Risk-based capital ratios:
   Tier I capital to Tier I risk adjusted assets                      10.60%                10.61%                  11.70%
   Minimum required Tier I capital                                     4.00%                 4.00%                   4.00%

   Total risk-based capital to
         Tier II risk-adjusted assets                                 12.49%                12.56%                  12.74%
   Minimum required total risk-based capital                           8.00%                 8.00%                   8.00%

Leverage capital ratios:
   Tier I leverage capital to
       adjusted most recent quarter average assets                     8.54%                 8.70%                   9.39%
   Minimum required Tier I leverage capital                            4.00%                 4.00%                   4.00%

      The Company's capital ratios decreased from March 31, 2003 to December 31, 2003 primarily as a result of the acquisition of the four branches from RBC Centura Bank on October 24, 2003, the impact of which was partially offset by the Company's issuance of $20 million in trust preferred securities during December 2003. The Company's risk based capital ratios did not change significantly from December 31, 2003 to March 31, 2004, while the Company's leverage capital ratio, which uses "average assets" in its calculation, declined slightly due to the assets assumed in the aforementioned branch acquisition being outstanding for the full three months of 2004 compared to just over two months for the fourth quarter of 2003.

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

      The Company's bank subsidiary is also subject to similar capital requirements as those discussed above. The bank subsidiary's capital ratios do not vary materially from the Company's capital ratios presented above. At March 31, 2004, the Company's bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

SHARE REPURCHASES

      During the first quarter of 2004, the Company repurchased 49,942 shares of its own common stock at an average price of $33.38 per share. At March 31, 2004, the Company had approximately 111,000 shares available for repurchase under existing authority from its board of directors. The Company plans to repurchase these shares in open market and privately negotiated transactions, as market conditions and the Company's liquidity warrant, subject to compliance with applicable regulations. See also Part II, Item 2 "Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities."

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

      Using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are included in the period of their expected call), at March 31, 2004 the Company had $307.8 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at March 31, 2004 subject to interest rate changes within one year are deposits totaling $471.7 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

      Thus, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates (In fact, it has been the Company's experience that each interest rate cut occurring during the past three years has negatively impacted (at least temporarily) the Company's net interest margin). Generally, when rates change, the Company's interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while the Company's interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. The net effect is that in the twelve month horizon, as rates change, the impact of having a higher level of interest-sensitive liabilities is substantially negated by the later and typically lower proportionate change these liabilities experience compared to interest sensitive assets. However, recent rate cuts, particularly the two rate cuts totaling 75 basis points that have occurred since September 30, 2002, have had a more pronounced and a longer lasting negative impact on the Company's net interest margin than previous rate cuts because of the inability of the Company to reset deposit rates by an amount (because of their already near-zero rates) that would offset the negative impact of the rate cut on the yields earned on the Company's interest earning assets. Additionally, as previously discussed, over the past two years, the Company has originated significantly more adjustable rate loans compared to fixed rate loans. In the current interest rate environment, adjustable rate loans generally carry lower initial interest rates than fixed rate loans. If the trend of originating more adjustable rate loans than fixed rate loans continues throughout 2004, which the Company expects will occur, the Company's net interest margin will continue to be negatively impacted, unless market interest rates rise. Accordingly, under the assumption of a stable interest rate environment in 2004, the Company would expect its net interest margin, which was 4.37% for the first quarter of 2004 compared to 4.44% in the fourth quarter of 2003, to continue to decline slightly in each quarter for the remainder of 2004. If interest rates were to further decline, the Company expects that its net interest margin would decline further, whereas if interest rates were to increase, the Company expects that its net interest margin would be positively impacted.

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

Part II. Other Information

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities


                     Issuer Purchases of Equity Securities
                     -------------------------------------

                                                                              Total Number of Shares      Maximum Number of
                                                                               Purchased as Part of    Shares that May Yet Be
                                 Total Number of     Average Price Paid per     Publicly Announced       Purchased Under the
           Period                Shares Purchased             Share              Plans or Programs        Plans or Programs
---------------------------      ----------------    ----------------------   ----------------------   ----------------------
January 1, 2004 to January
    31, 2004                               --                     --                      --                   160,554
February 1, 2004 to
    February 29, 2004                  28,000(2)             $ 33.56                  28,000(1)                132,554
March 1, 2004 to March 31,
    2004                               21,942(2)               33.15                  21,942(1)                110,612
                                     --------                -------                --------                 ---------
Total                                  49,942                $ 33.38                  49,942                   110,612
                                     ========                =======                ========                 =========

Footnotes to the Above Table

(1) All shares were purchased pursuant to the share repurchase authorization announced on April 23, 2003. A total of 200,000 shares were authorized for repurchase. The repurchase authorization does not have an expiration date. There were no plans or programs that expired during the period covered by the table. There are no plans or programs the issuer has determined to terminate prior to expiration, or under which the issuer does not intend to make further purchases.

(2) The shares included in the table above do not include shares that were used by option holders to satisfy the exercise price of the Company's call options issued by the Company to its employees and directors pursuant to the 1994 First Bancorp Stock Option Plan. In January 2004, 2,913 shares of the Company's common stock, with a weighted average market price of $33.37, were used to satisfy such exercises. In February 2004, 2,812 shares of the Company's common stock, with a weighted average market price of $33.78, were used to satisfy such exercises. There were no such exercises in March 2004.

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

3.b Copy of the Bylaws of the Company was filed as Exhibit 3.b to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.

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

32.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) There was one report on Form 8-K filed during the quarter ended March 31, 2004.

      On January 23, 2004, the Company filed a report on Form 8-K regarding its January 23, 2004 news release in which it announced its earnings for the quarter and year ended December 31, 2003. The full text of the news release dated January 23, 2004 was attached as Exhibit 99(a) to this Form 8-K filing.

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  FIRST BANCORP


                    May 5, 2004                   BY:   James H. Garner
                                                  ---------------------------
                                                        James H. Garner
                                                            President
                                                  (Principal Executive Officer),
                                                     Treasurer and Director


                    May 5, 2004                   BY:   Anna G. Hollers
                                                  ---------------------------
                                                        Anna G. Hollers
                                                    Executive Vice President
                                                          and Secretary


                    May 5, 2004                   BY:   Eric P. Credle
                                                  ---------------------------
                                                        Eric P. Credle
                                                      Senior Vice President
                                                  and Chief Financial Officer