Form 10-Q
period 2004-06-30
FIRST BANCORP /NC/
filed 2004-08-09
CIK 811589

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

                         For the quarterly period ended
                                  June 30, 2004

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

                                 |X| YES |_| NO

      As of July 29, 2004, 9,422,402 shares of the registrant's Common Stock, no par value, were outstanding. The registrant had no other classes of securities outstanding.

================================================================================

                                      INDEX
                         FIRST BANCORP AND SUBSIDIARIES

                                                                          Page
                                                                          ----

Part I.  Financial Information

Item 1 - Financial Statements

      Consolidated Balance Sheets -
      June 30, 2004 and 2003
      (With Comparative Amounts at December 31, 2003)                        3

      Consolidated Statements of Income -
      For the Periods Ended June 30, 2004 and 2003                           4

      Consolidated Statements of Comprehensive Income -
      For the Periods Ended June 30, 2004 and 2003                           5

      Consolidated Statements of Shareholders' Equity -
      For the Periods Ended June 30, 2004 and 2003                           6

      Consolidated Statements of Cash Flows -
      For the Periods Ended June 30, 2004 and 2003                           7

Notes to Consolidated Financial Statements                                   8

   Item 2 - Management's Discussion and Analysis of Consolidated
               Results of Operations and Financial Condition                14

   Item 3 - Quantitative and Qualitative Disclosures About Market Risk      28

   Item 4 - Controls and Procedures                                         29

Part II.  Other Information

   Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases
               of Equity Securities                                         30

   Item 4 - Submission of Matters to a Vote of Security Holders             30

   Item 6 - Exhibits and Reports on Form 8-K                                30

   Signatures                                                               33

Part I.  Financial Information
Item 1 - Financial Statements

                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets

                                                         June 30,     December 31,     June 30,
($ in thousands-unaudited)                                 2004      2003 (audited)      2003
----------------------------------------------------   -----------   --------------   ---------
ASSETS
Cash & due from banks, noninterest-bearing             $    22,614        36,315         25,795
Due from banks, interest-bearing                            39,758        12,632         20,011
Federal funds sold                                           7,730        13,967         18,710
                                                       -----------     ---------      ---------
   Total cash and cash equivalents                          70,102        62,914         64,516
                                                       -----------     ---------      ---------

Securities available for sale (costs of $100,596,
   $101,587, and $74,539)                                  100,009       103,455         76,564

Securities held to maturity (fair values of $13,392,
   $14,906, and $16,255)                                    12,965        14,206         15,305

Presold mortgages in process of settlement                   1,679         1,307          3,526

Loans                                                    1,297,224     1,218,895      1,107,997
   Less: Allowance for loan losses                         (14,313)      (13,569)       (12,243)
                                                       -----------     ---------      ---------
   Net loans                                             1,282,911     1,205,326      1,095,754
                                                       -----------     ---------      ---------

Premises and equipment                                      25,256        25,356         22,709
Accrued interest receivable                                  6,190         6,087          5,753
Intangible assets                                           50,517        50,701         36,667
Other                                                        8,622         6,417          5,009
                                                       -----------     ---------      ---------
         Total assets                                  $ 1,558,251     1,475,769      1,325,803
                                                       ===========     =========      =========

LIABILITIES
Deposits: Demand - noninterest-bearing                 $   157,820       146,499        135,288
          Savings, NOW, and money market                   466,711       462,876        404,479
          Time deposits of $100,000 or more                269,284       238,535        236,580
          Other time deposits                              406,989       401,454        375,622
                                                       -----------     ---------      ---------
            Total deposits                               1,300,804     1,249,364      1,151,969
Borrowings                                                 106,000        76,000         31,000
Accrued interest payable                                     2,292         2,138          2,383
Other liabilities                                            5,917         6,411          5,124
                                                       -----------     ---------      ---------
   Total liabilities                                     1,415,013     1,333,913      1,190,476
                                                       -----------     ---------      ---------

SHAREHOLDERS' EQUITY
Common stock, No par value per share
   Issued and outstanding: 9,424,884,
      9,435,294, and 9,363,404 shares                       53,226        55,392         54,162
Retained earnings                                           90,576        85,502         80,108
Accumulated other comprehensive income (loss)                 (564)          962          1,057
                                                       -----------     ---------      ---------
   Total shareholders' equity                              143,238       141,856        135,327
                                                       -----------     ---------      ---------
      Total liabilities and shareholders' equity       $ 1,558,251     1,475,769      1,325,803
                                                       ===========     =========      =========

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income

                                                               Three Months Ended        Six Months Ended
                                                                    June 30,                 June 30,
                                                             -----------------------   ---------------------
($ in thousands, except share data-unaudited)                    2004        2003         2004       2003
----------------------------------------------------------   -----------   ---------   ---------   ---------
INTEREST INCOME
Interest and fees on loans                                   $    18,192      17,249      36,195      34,258
Interest on investment securities:
      Taxable interest income                                      1,129         911       2,284       1,851
      Tax-exempt interest income                                     140         175         280         384
Other, principally overnight investments                             104         222         190         528
                                                             -----------   ---------   ---------   ---------
      Total interest income                                       19,565      18,557      38,949      37,021
                                                             -----------   ---------   ---------   ---------

INTEREST EXPENSE
Savings, NOW and money market                                        583         584       1,146       1,202
Time deposits of $100,000 or more                                  1,456       1,565       2,821       3,125
Other time deposits                                                2,006       2,318       4,031       4,785
Borrowings                                                           661         416       1,319         893
                                                             -----------   ---------   ---------   ---------
      Total interest expense                                       4,706       4,883       9,317      10,005
                                                             -----------   ---------   ---------   ---------

Net interest income                                               14,859      13,674      29,632      27,016
Provision for loan losses                                            740         540       1,310       1,060
                                                             -----------   ---------   ---------   ---------
Net interest income after provision
   for loan losses                                                14,119      13,134      28,322      25,956
                                                             -----------   ---------   ---------   ---------

NONINTEREST INCOME
Service charges on deposit accounts                                2,345       1,927       4,554       3,788
Other service charges, commissions and fees                          794         633       1,690       1,409
Fees from presold mortgages                                          290         651         478       1,353
Commissions from sales of insurance and financial products           365         335         696         595
Data processing fees                                                 104          79         200         152
Securities gains                                                      96          --         188          --
Other gains (losses)                                                 (82)        (23)        (82)         38
                                                             -----------   ---------   ---------   ---------
      Total noninterest income                                     3,912       3,602       7,724       7,335
                                                             -----------   ---------   ---------   ---------

NONINTEREST EXPENSES
Salaries                                                           4,921       4,312       9,844       8,591
Employee benefits                                                  1,373       1,084       2,693       2,131
                                                             -----------   ---------   ---------   ---------
   Total personnel expense                                         6,294       5,396      12,537      10,722
Net occupancy expense                                                696         568       1,398       1,158
Equipment related expenses                                           712         637       1,466       1,269
Intangibles amortization                                              94          46         189          91
Other operating expenses                                           2,826       2,705       5,764       5,360
                                                             -----------   ---------   ---------   ---------
      Total noninterest expenses                                  10,622       9,352      21,354      18,600
                                                             -----------   ---------   ---------   ---------

Income before income taxes                                         7,409       7,384      14,692      14,691
Income taxes                                                       2,523       2,573       5,086       5,187
                                                             -----------   ---------   ---------   ---------

NET INCOME                                                   $     4,886       4,811       9,606       9,504
                                                             ===========   =========   =========   =========

Earnings per share:
      Basic                                                  $      0.52        0.51        1.02        1.01
      Diluted                                                       0.51        0.50        1.00        0.99

Weighted average common shares outstanding:
      Basic                                                    9,450,723   9,390,186   9,459,047   9,375,439
      Diluted                                                  9,606,676   9,563,841   9,628,440   9,552,385

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income

                                                      Three Months Ended   Six Months Ended
                                                           June 30,            June 30,
                                                      ------------------   ----------------
($ in thousands-unaudited)                               2004     2003       2004    2003
---------------------------------------------------    --------   -----     ------   -----
Net income                                             $  4,886   4,811      9,606   9,504
                                                       --------   -----     ------   -----
Other comprehensive income (loss):
   Unrealized gains (losses) on securities
      available for sale:
      Unrealized holding gains (losses) arising
         during the period, pretax                       (3,071)    839     (2,267)    626
            Tax benefit (expense)                         1,198    (327)       884    (244)
      Reclassification to realized gains                    (96)     --       (188)     --
            Tax expense                                      37      --         73      --
   Adjustment to minimum pension liability:
      Additional pension charge related to unfunded
         pension liability                                  (46)     --        (46)   (127)
      Tax benefit                                            18      --         18      50
                                                       --------   -----     ------   -----
Other comprehensive income (loss)                        (1,960)    512     (1,526)    305
                                                       --------   -----     ------   -----

Comprehensive income                                   $  2,926   5,323      8,080   9,809
                                                       ========   =====     ======   =====

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Shareholders' Equity

                                                                               Accumulated
                                                 Common Stock                     Other
                                               -----------------   Retained   Comprehensive   Shareholders'
(In thousands, except per share - unaudited)   Shares    Amount    Earnings   Income (Loss)      Equity
--------------------------------------------   ------   --------   --------   -------------   -------------
Balances, January 1, 2003                       9,122   $ 48,313    74,920           752         123,985

Net income                                                           9,504                         9,504
Cash dividends declared ($0.46 per share)                           (4,316)                       (4,316)
Common stock issued under
   stock option plan                               84        618                                     618
Common stock issued into
   dividend reinvestment plan                      25        620                                     620
Purchases and retirement of common
   stock                                         (201)    (4,971)                                 (4,971)
Common stock issued in acquisition                333      9,284                                   9,284
Tax benefit realized from exercise of
   nonqualified stock options                                298                                     298
Other comprehensive income                                                           305             305
                                                -----   --------    ------        ------         -------

Balances, June 30, 2003                         9,363   $ 54,162    80,108         1,057         135,327
                                                =====   ========    ======        ======         =======

Balances, January 1, 2004                       9,435   $ 55,392    85,502           962         141,856

Net income                                                           9,606                         9,606
Cash dividends declared ($0.48 per share)                           (4,532)                       (4,532)
Common stock issued under
   stock option plan                               81        727                                     727
Common stock issued into
   dividend reinvestment plan                      23        783                                     783
Purchases and retirement of common
   stock                                         (114)    (3,676)                                 (3,676)
Other comprehensive loss                                                          (1,526)         (1,526)
                                                -----   --------    ------        ------         -------

Balances, June 30, 2004                         9,425   $ 53,226    90,576          (564)        143,238
                                                =====   ========    ======        ======         =======

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                              Six Months Ended
                                                                                  June 30,
                                                                             ------------------
($ in thousands-unaudited)                                                     2004      2003
--------------------------------------------------------------------------   --------   -------
Cash Flows From Operating Activities
Net income                                                                   $  9,606     9,504
Reconciliation of net income to net cash provided by operating activities:
   Provision for loan losses                                                    1,310     1,060
   Net security premium amortization                                              116       145
   Loss (gain) on disposal of other real estate                                     4       (61)
   Other losses                                                                    78        23
   Gain on sale of securities available for sale                                 (188)       --
   Increase (decrease) in loan fees and costs deferred                           (187)       10
   Depreciation of premises and equipment                                       1,248     1,101
   Tax benefit from exercise of nonqualified stock options                         --       298
   Amortization of intangible assets                                              189        91
   Deferred income tax expense (benefit)                                         (347)      668
   Decrease (increase) in presold mortgages in process of settlement             (372)   15,742
   Decrease (increase) in accrued interest receivable                            (103)      125
   Increase in other assets                                                       (50)     (530)
   Increase (decrease) in accrued interest payable                                154      (300)
   Decrease in other liabilities                                                 (528)   (1,498)
                                                                             --------   -------
      Net cash provided by operating activities                                10,930    26,378
                                                                             --------   -------

Cash Flows From Investing Activities
   Purchases of securities available for sale                                 (13,449)  (22,356)
   Purchases of securities held to maturity                                      (395)     (235)
   Proceeds from maturities/issuer calls of securities available for sale      10,357    22,380
   Proceeds from maturities/issuer calls of securities held to maturity         1,551     2,686
   Proceeds from sales of securities available for sale                         4,161        --
   Net increase in loans                                                      (79,559)  (62,510)
   Purchases of premises and equipment                                         (1,148)     (815)
   Net cash paid in acquisitions                                                   --    (2,820)
                                                                             --------   -------
      Net cash used by investing activities                                   (78,482)  (63,670)
                                                                             --------   -------

Cash Flows From Financing Activities
   Net increase in deposits                                                    51,440    37,151
   Proceeds from (repayments of) borrowings, net                               30,000    (1,000)
   Cash dividends paid                                                         (4,534)   (4,263)
   Proceeds from issuance of common stock                                       1,510     1,238
   Purchases and retirement of common stock                                    (3,676)   (4,971)
                                                                             --------   -------
      Net cash provided by financing activities                                74,740    28,155
                                                                             --------   -------

Increase (Decrease) in Cash and Cash Equivalents                                7,188    (9,137)
Cash and Cash Equivalents, Beginning of Period                                 62,914    73,653
                                                                             --------   -------

Cash and Cash Equivalents, End of Period                                     $ 70,012    64,516
                                                                             ========   =======

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the period for:
   Interest                                                                  $  9,163    10,305
   Income taxes                                                                 4,831     4,863
Non-cash transactions:
   Unrealized gain (loss) on securities available for sale, net of taxes       (1,498)      382
   Foreclosed loans transferred to other real estate                              851       291
   Common stock issued in acquisition                                              --     9,284

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                   Notes To Consolidated Financial Statements

(unaudited)       For the Periods Ended June 30, 2004 and 2003
--------------------------------------------------------------------------------

Note 1 - Basis of Presentation

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2004 and 2003 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 2004 and 2003. Reference is made to the 2003 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Accounting Policies

      Note 1 to the 2003 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements. The following paragraphs update that information as necessary.

      In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which was subsequently revised (FIN 46R) in December 2003. FIN 46 and FIN 46R address the consolidation and deconsolidation by business enterprises of certain variable interest entities. The Company adopted FIN 46 as of December 31, 2003 and FIN 46R as of March 31, 2004. The adoption of FIN 46 and FIN 46R did not have a material impact on the Company's financial position or results of operations. Although the Company has no investments in variable interest entities that required consolidation under FIN 46 or FIN 46R, the application of certain provisions of FIN 46R as of March 31, 2004 resulted in the de-consolidation of the trusts that have issued trust preferred capital securities on behalf of the Company. The trust preferred capital securities have been, and continue to be, classified as "borrowings" by the Company. The only change caused by the adoption of FIN 46R was to change the description as to whom the borrowings are owed. Prior to deconsolidation, the payable to the trusts was eliminated in consolidation with the offsetting intercompany receivable of the trusts. The amounts owed to the third-party purchasers of the trust preferred securities were disclosed as being owed by the Company to those third parties. Under de-consolidation accounting, only the amount owed by the Company to the trusts is reported in the consolidated financial statements. The receivables recorded by the trusts as being due from the Company and the amounts payable by the trusts to the third-party purchasers of the trust preferred securities remain on the trusts' books and are not included in the Company's consolidated financial statements. The net effect is that the Company now describes its borrowings as being due to the trusts instead of the third-party purchasers of the trust preferred securities. There is no change to the terms of the borrowings or the amounts owed.

      In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003) (Statement 132(R)), "Employers' Disclosures about Pensions and Other Postretirement Benefits." Statement 132(R) revises employers' disclosures about pension plans and other postretirement plans, but does not change the measurement or recognition of those plans. Statement 132(R) requires additional disclosures about the assets, obligations, cash flows, and net periodic pension cost of defined benefit plans and other defined benefit postretirement plans. Most of these disclosures are required only on an annual basis and were included in Note 11 to the aforementioned 2003 consolidated financial statements filed on Form 10-K with the SEC. Certain of the additional disclosures are required to be included for interim periods, and the Company has made those disclosures in Note 9 below.

      In March 2004, the SEC issued Staff Accounting Bulletin Number 105 (SAB
105), "Application of Accounting Principles to Loan Commitments." SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivatives, and its provisions were required for such loan commitments entered into subsequent to March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company's consolidated financial statements.

Note 3 - Reclassifications

      Certain amounts reported in the period ended June 30, 2003 have been reclassified to conform with the presentation for June 30, 2004. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 - Stock Option Plans

      At June 30, 2004, the Company had six stock-based employee compensation plans, five of which were assumed in acquisitions. The Company accounts for each plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                            Three Months Ended June 30,   Six Months Ended June 30,
                                                            ---------------------------   -------------------------
      (In thousands except per share data)                        2004     2003                2004    2003
                                                                --------   -----              ------   -----
      Net income, as reported                                   $  4,886   4,811               9,606   9,504
      Deduct: Total stock-based employee compensation
         expense determined under fair value based method
         for all awards, net of related tax effects               (1,134)   (159)             (1,186)   (210)
                                                                --------   -----              ------   -----
      Pro forma net income                                      $  3,752   4,652               8,420   9,294
                                                                ========   =====              ======   =====

      Earnings per share: Basic - As reported                   $   0.52    0.51                1.02    1.01
                          Basic - Pro forma                         0.40    0.50                0.89    0.99

                          Diluted - As reported                     0.51    0.50                1.00    0.99
                          Diluted - Pro forma                       0.39    0.49                0.87    0.97

Note 5 - Earnings Per Share

      Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share includes the potentially dilutive effects of the Company's stock option plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                       For the Three Months Ended June 30,
                                ---------------------------------------------------------------------------------
                                                   2004                                    2003
                                --------------------------------------   ----------------------------------------
($ in thousands except per        Income         Shares       Per Share     Income         Shares       Per Share
   share amounts)               (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)     Amount
-----------------------------   -----------   -------------   ---------   -----------   -------------   ---------
Basic EPS
   Net income                     $ 4,886       9,450,723       $ 0.52      $ 4,811       9,390,186      $ 0.51
                                                                ======                                   ======

Effect of Dilutive Securities          --         155,953                        --         173,655
                                  -------       ---------                   -------       ---------

Diluted EPS                       $ 4,886       9,606,676       $ 0.51      $ 4,811       9,563,841      $ 0.50
                                  =======       =========       ======      =======       =========      ======

                                                        For the Six Months Ended June 30,
                                ---------------------------------------------------------------------------------
                                                   2004                                    2003
                                --------------------------------------   ----------------------------------------
($ in thousands except per        Income         Shares       Per Share     Income         Shares       Per Share
   share amounts)               (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)     Amount
-----------------------------   -----------   -------------   ---------   -----------   -------------   ---------
Basic EPS

  Net income                      $ 9,606       9,459,047       $ 1.02      $ 9,504       9,375,439      $ 1.01
                                                                ======                                   ======

Effect of Dilutive Securities          --         169,393                        --         176,946
                                  -------       ---------                   -------       ---------

Diluted EPS                       $ 9,606       9,628,440       $ 1.00      $ 9,504       9,552,385      $ 0.99
                                  =======       =========       ======      =======       =========      ======

      For the three months ended June 30, 2004 and 2003, there were options of 95,006, and 21,000, respectively, that were antidilutive because the exercise price exceeded the average market price for the period. Those same amount of options were antidilutive for the six months ended June 30, 2004 and 2003. Antidilutive options have been omitted from the calculation of diluted earnings per share for the respective periods.

Note 6 - Asset Quality Information

      Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. Nonperforming assets are summarized as follows:

                                                           June 30,   December 31,   June 30,
           ($ in thousands)                                  2004         2003         2003
           ----------------------------------------        --------   ------------   --------
           Nonperforming loans:
              Nonaccrual loans                             $ 3,320        4,274        3,741
              Restructured loans                                18           21           22
              Accruing loans > 90 days past due                 --           --           --
                                                           -------        -----        -----
           Total nonperforming loans                         3,338        4,295        3,763
           Other real estate                                 1,857        1,398        1,174
                                                           -------        -----        -----
           Total nonperforming assets                      $ 5,195        5,693        4,937
                                                           =======        =====        =====

           Nonperforming loans to total loans                 0.26%        0.35%        0.34%
           Nonperforming assets as a percentage of loans
              and other real estate                           0.40%        0.47%        0.45%
           Nonperforming assets to total assets               0.33%        0.39%        0.37%
           Allowance for loan losses to total loans           1.10%        1.11%        1.10%

Note 7 - Deferred Loan Fees

      Loans are shown on the Consolidated Balance Sheets net of net deferred loan fees of approximately $417,000, $603,000, and $712,000 at June 30, 2004,
December 31, 2003, and June 30, 2003, respectively.

Note 8 - Goodwill and Other Intangible Assets

      The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of June 30, 2004, December 31, 2003, and June 30, 2003 and the carrying amount of unamortized intangible assets as of those same dates.

                                   June 30, 2004                 December 31, 2003                 June 30, 2003
                           -----------------------------   -----------------------------   -----------------------------
                           Gross Carrying   Accumulated    Gross Carrying   Accumulated   Gross Carrying    Accumulated
($ in thousands)               Amount       Amortization       Amount       Amortization       Amount       Amortization
------------------------   --------------   ------------   --------------   ------------   --------------   ------------
Amortizable intangible
   assets:
   Customer lists             $    394           69              394             54                394           39
   Noncompete agreements            50           38               50             25                 50           12
   Core deposit premiums         2,441          590            2,441            429              1,106          324
                              --------          ---           ------            ---            -------          ---
      Total                   $  2,885          697            2,885            508              1,550          375
                              ========          ===           ======            ===            =======          ===

Unamortizable intangible
   assets:
   Goodwill                   $ 48,246                        48,231                            35,399
                              ========                        ======                           =======
   Pension                    $     83                            93                                93
                              ========                        ======                           =======

      Amortization expense totaled $94,000 and $46,000 for the three months ended June 30, 2004 and 2003, respectively. Amortization expense totaled $189,000 and $91,000 for the six months ended June 30, 2004 and 2003, respectively.

      The following table presents the estimated amortization expense for each of the five calendar years ending December 31, 2008 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

                                    Estimated Amortization
           (Dollars in thousands)           Expense
           ----------------------   ----------------------
                    2004                    $   379
                    2005                        290
                    2006                        242
                    2007                        220
                    2008                        219
                  Thereafter                  1,027
                                            -------
                       Total                $ 2,377
                                            =======

Note 9 - Pension Plans

      The Company sponsors two defined benefit pension plans - a qualified retirement plan (the "Pension Plan") which is generally available to all employees, and a Supplemental Executive Retirement Plan (the "SERP Plan"), which is for the benefit of certain senior management executives of the Company.

      The Company incurred pension expense totaling $433,000 and $311,000 for the three months ended June 30, 2004 and 2003, respectively, related to the Pension Plan and the SERP Plan. The following table contains the components of the pension expense.

                                                                     For the Three Months Ended June 30,
                                                -----------------------------------------------------------------------------
                                                    2004          2003         2004          2003     2004 Total   2003 Total
                (in thousands)                  Pension Plan   Pension Plan   SERP Plan   SERP Plan   Both Plans   Both Plans
---------------------------------------------   ------------   ------------   ---------   ---------   ----------   ----------
Service cost - benefits earned during the
   period                                          $  233           173           82          26          315          199
Interest cost on projected benefit obligation         149           131           35          22          184          153
Expected return on plan assets                       (179)         (126)          --          --         (179)        (126)
Net amortization and deferral                          85            74           28          11          113           85
                                                   ------          ----          ---          --         ----         ----
   Net periodic pension cost                       $  288           252          145          59          433          311
                                                   ======          ====          ===          ==         ====         ====

      The Company recorded pension expense totaling $798,000 and $624,000 for the six months ended June 30, 2004 and 2003, respectively, related to the Pension Plan and the SERP Plan.

                                                                      For the Six Months Ended June 30,
                                                -----------------------------------------------------------------------------
                                                    2004          2003         2004          2003     2004 Total   2003 Total
                (in thousands)                  Pension Plan   Pension Plan   SERP Plan   SERP Plan   Both Plans   Both Plans
---------------------------------------------   ------------   ------------   ---------   ---------   ----------   ----------
Service cost - benefits earned during the
   period                                          $  478           345          121          52          599          397
Interest cost on projected benefit obligation         321           263           64          44          385          307
Expected return on plan assets                       (379)         (253)          --          --         (379)        (253)
Net amortization and deferral                         153           150           40          23          193          173
                                                   ------          ----          ---         ---         ----         ----
   Net periodic pension cost                       $  573           505          225         119          798          624
                                                   ======          ====          ===         ===         ====         ====

      The Company's contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes. The contributions are invested to provide for benefits under the Pension Plan. Because of the significant employer contribution made to the Pension Plan during 2003 and the high return on assets experienced, no contributions are required by funding regulations in 2004. However, the Company expects to make a discretionary contribution of approximately $650,000 in the second half of 2004.

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

      For the Company, the only identifiable intangible asset typically recorded in connection with a whole-bank or bank branch acquisition is the value of the core deposit intangible, whereas when the Company acquires an insurance agency, the primary identifiable intangible asset is the value of the acquired customer list. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition/runoff, alternative funding costs, deposit servicing costs, and discount rates. The Company typically engages a third-party consultant to assist in each analysis. For the whole-bank and bank branch transactions recorded to date, the core deposit intangible in each case has been estimated to have a ten year life, with an accelerated rate of amortization. For the 2003 insurance agency acquisition, the identifiable intangible asset related to the customer list was determined to have a ten year life, with amortization occurring on a straight-line basis.

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

Current Accounting Matters

      See Note 2 to the Consolidated Financial Statements above as it relates to accounting standards that have been recently adopted by the Company. The following accounting standards/proposals will be adopted or may impact the Company subsequent to June 30, 2004.

      In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 (SOP 03-3), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser's initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. The scope of SOP 03-3 includes loans that have shown evidence of deterioration of credit quality since origination, and includes loans acquired individually, in pools or as part of a business combination. Among other things, SOP 03-3: (1) prohibits the recognition of the excess of contractual cash flows over expected cash flows as an adjustment of yield, loss accrual or valuation allowance at the time of purchase; (2) requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires that subsequent decreases in expected cash flows be recognized as impairment. In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within the scope that are acquired in a transfer. Under SOP 03-3, the difference between expected cash flows and the purchase price is accreted as an adjustment to yield over the life of the loans. For loans acquired in a business combination that have shown deterioration of credit quality since origination, SOP 03-3 represents a significant change from the current purchase accounting practice whereby the acquiree's allowance for loan losses is typically added to the acquirer's allowance for loan losses. SOP 03-3 becomes effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The Company does not expect the adoption of this statement to have a material impact on the Company's financial statements.

      In May 2004, the Federal Reserve Board (FRB) issued a proposal concerning the regulatory capital treatment of Trust Preferred Securities (TPS) by Bank Holding Companies (BHCs). The proposed rule would retain TPS in the Tier 1 capital of BHCs, but with stricter quantitative limits and clearer qualitative standards. The proposal would continue to count TPS as Tier 1 capital by BHCs up to 25% of core capital elements. After a 3-year transition period and beginning March 31, 2007, institutions would still be able include 25% of TPS in Tier 1 capital elements, but goodwill would be deducted from the Tier I capital elements. If adopted as a final rule, the Company does not expect that it would materially impact the Company's capital ratios.

RESULTS OF OPERATIONS

Overview

      Net income for the three months ended June 30, 2004 was $4,886,000, or $0.51 per diluted share, a 2.0% increase in diluted earnings per share over the net income of $4,811,000, or $0.50 per diluted share, recorded in the second quarter of 2003. Net income for the six months ended June 30, 2004 amounted to $9,606,000, or $1.00 per diluted share, a 1.0% increase in diluted earnings per share over the net income of $9,504,000, or $0.99 per diluted share, reported for the six months ended June 30, 2003.

      The increase in the Company's earnings in 2004 compared to 2003 was primarily due to the Company's overall growth, which resulted in increases in net interest income and noninterest income, the positive benefits of which were partially offset by higher provisions for loan losses and higher operating expenses.

      An increase in loans and deposits over the past twelve months resulted in an increase in the Company's net interest income when comparing the three and six month periods in 2004 to the comparable periods in 2003. Net interest income for the second quarter of 2004 amounted to $14.9 million, an 8.7% increase over the $13.7 million recorded in the second quarter of 2003. Net interest income for the six months ended June 30, 2004 amounted to $29.6 million, a 9.7% increase over the $27.0 million recorded in the same six month period in 2003.

      The positive impact on net interest income from the increases in loans and deposits more than offset lower net interest margins realized in 2004 compared to 2003. The Company's net interest margin (tax-equivalent net interest income divided by average earning assets) for the second quarter of 2004 was 4.26% compared to 4.53% for the second quarter of 2003. The Company's net interest margin for the six months ended June 30, 2004 was 4.31% versus 4.56% for the comparable period in 2003. The Company's net interest margin has been negatively impacted by the thirteen interest rate cuts initiated by the Federal Reserve from 2001 to 2003 and the Company's shift towards originating more adjustable rate loans compared to fixed rate loans to protect the Company from anticipated increases in interest rates. The Federal Reserve increased interest rates by 25 basis points on June 30,

2004, which the Company expects to have a slightly positive impact on net interest margin beginning in the third quarter of 2004.

      Partially offsetting the increases in net interest income realized in the three and six months ended June 30, 2004 compared to 2003 were higher amounts of provisions for loan losses recorded by the Company. The provision for loan losses in the second quarter of 2004 was $740,000 compared to $540,000 in the second quarter of 2003, and the provision for loan losses for the first six months of 2004 was $1,310,000 compared to $1,060,000 recorded in the same period of 2003. The higher provisions for loan losses were a result of 1) higher credit risk associated with higher loan growth, and 2) minor shifts of loans among the internally classified risk categories within the Company's allowance for loan loss model. Net internal loan growth for the second quarter of 2004 was $45 million compared to $37 million for the second quarter of 2003. Net internal loan growth for the first six months of 2004 was $78 million compared to $62 million for the same six months of 2003.

      Except for fees from presold mortgages, most components of noninterest income and noninterest expense increased in 2004 as a result of the Company's overall growth. Fees from presold mortgages have decreased in 2004 as a result of a decline in mortgage refinancing activity caused by higher mortgage interest rates. The Company realized securities gains of $96,000 and $188,000 for the three and six months ended June 30, 2004, respectively, whereas no securities gains were realized during the first half of 2003.

      The Company's asset quality ratios have remained sound in 2004. For the three and six months ended June 30, 2004, net charge-offs as a percentage of average loans amounted to 11 basis points (annualized) and 9 basis points, respectively, compared to 7 basis points (annualized) and 9 basis points for each of the comparable periods in 2003. The Company's nonperforming assets to total assets ratio of 0.33% at June 30, 2004 is slightly more favorable than the same ratio of 0.37% a year earlier and is more favorable than a March 31, 2004 North Carolina state bank average of 0.52%.

      The Company's annualized return on average assets for the second quarter of 2004 was 1.29% compared to 1.47% for the second quarter of 2003. The Company's annualized return on average assets for the six months ended June 30, 2004 was 1.28% compared to 1.48% for the first half of 2003.

      The Company's annualized return on average equity for the second quarter of 2004 was 13.48% compared to 14.15% for the second quarter of 2003. The Company's annualized return on average equity for the six months ended June 30, 2004 was 13.29% compared to 14.20% for the first half of 2003.

Components of Earnings

      Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended June 30, 2004 amounted to $14,859,000, an increase of $1,185,000, or 8.7% from the $13,674,000 recorded in the second quarter of 2003. Net interest income for the six months ended June 30, 2004 amounted to $29,632,000, an increase of $2,616,000, or 9.7% from the
$27,016,000 recorded in the first six months of 2003.

      There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and
2) the Company's net interest margin (tax-equivalent net interest income divided by average interest-earning assets). For the three and six month periods ended June 30, 2004, growth in loans and deposits increased net interest income, the positive effects of which were partially offset by a decrease in the Company's net interest margin.

      For internal purposes and in the discussion that follows, the Company evaluates its net interest income on a tax-equivalent basis by adding the tax benefit realized from tax-exempt securities to reported interest income. The following tables present net interest income analysis on a taxable-equivalent basis.

                                                          For the Three Months Ended June 30,
                                         -------------------------------------------------------------------
                                                       2004                               2003
                                         --------------------------------   --------------------------------
                                                                 Interest                           Interest
                                           Average     Average    Earned      Average     Average    Earned
($ in thousands)                            Volume       Rate    or Paid       Volume       Rate     or Paid
                                         -----------   -------   --------   -----------   -------   --------
Assets
Loans (1)                                $ 1,273,672    5.74%    $ 18,192   $ 1,087,932    6.36%    $ 17,249
Taxable securities                           100,776    4.51%       1,129        74,961    4.87%         911
Non-taxable securities (2)                    12,597    8.27%         259        15,085    8.19%         308
Short-term investments                        27,050    1.55%         104        44,470    2.00%         222
                                         -----------             --------   -----------             --------
Total interest-earning assets              1,414,095    5.60%      19,684     1,222,448    6.13%      18,690
                                                                 --------                           --------

Liabilities
Savings, NOW and money market deposits   $   472,520    0.50%    $    583   $   403,078    0.58%    $    584
Time deposits >$100,000                      260,976    2.24%       1,456       234,219    2.68%       1,565
Other time deposits                          406,872    1.98%       2,006       377,595    2.46%       2,318
                                         -----------             --------   -----------             --------
   Total interest-bearing deposits         1,140,368    1.43%       4,045     1,014,892    1.77%       4,467
Borrowings                                    70,946    3.75%         661        32,874    5.08%         416
                                         -----------             --------   -----------             --------
Total interest-bearing liabilities         1,211,314    1.56%       4,706     1,047,766    1.87%       4,883
                                                                 --------                           --------
Non-interest-bearing deposits                159,895                            125,418
Net yield on interest-earning
   assets and  net interest income                      4.26%    $ 14,978                  4.53%    $ 13,807
                                                                 ========                           ========
Interest rate spread                                    4.04%                              4.26%

Average prime rate                                      4.00%                              4.23%

(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2) Includes tax-equivalent adjustments of $119,000 and $133,000 in 2004 and 2003, respectively, to reflect the tax benefit that the Company receives related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 35% tax rate and is reduced by the related nondeductible portion of interest expense.

                                                          For the Six Months Ended June 30,
                                         -------------------------------------------------------------------
                                                       2004                               2003
                                         --------------------------------   --------------------------------
                                                                 Interest                           Interest
                                           Average     Average    Earned      Average     Average    Earned
($ in thousands)                            Volume       Rate     or Paid      Volume       Rate     or Paid
                                         -----------   -------   --------   -----------   -------   --------
Assets
Loans (1)                                $ 1,254,874    5.80%    $ 36,195   $ 1,068,857    6.46%    $ 34,258
Taxable securities                           100,438    4.57%       2,284        74,434    5.01%       1,851
Non-taxable securities (2)                    12,756    8.23%         522        15,412    8.61%         658
Short-term investments                        25,034    1.53%         190        48,740    2.18%         528
                                         -----------             --------   -----------             --------
Total interest-earning assets              1,393,102    5.66%      39,191     1,207,443    6.23%      37,295
                                                                 --------                           --------

Liabilities
Savings, NOW and money market deposits   $   467,820    0.49%    $  1,146   $   399,625    0.61%    $  1,202
Time deposits >$100,000                      253,548    2.24%       2,821       226,198    2.79%       3,125
Other time deposits                          404,456    2.00%       4,031       376,310    2.56%       4,785
                                         -----------             --------   -----------             --------
   Total interest-bearing deposits         1,125,824    1.43%       7,998     1,002,133    1.83%       9,112
Borrowings                                    71,275    3.72%       1,319        32,692    5.51%         893
                                         -----------             --------   -----------             --------
Total interest-bearing liabilities         1,197,099    1.57%       9,317     1,034,825    1.95%      10,005
                                                                 --------                           --------
Non-interest-bearing deposits                154,354                            120,688
Net yield on interest-earning
  assets and  net interest income                       4.31%    $ 29,874                  4.56%    $ 27,290
                                                                 ========                           ========
Interest rate spread                                    4.09%                              4.28%

Average prime rate                                      4.00%                              4.25%

(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2) Includes tax-equivalent adjustments of $242,000 and $274,000 in 2004 and 2003, respectively, to reflect the tax benefit that the Company receives related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 35% tax rate and is reduced by the related nondeductible portion of interest expense.

      Average loans outstanding for the second quarter of 2004 were $1.274 billion, which was 17.1% higher than the average loans outstanding for the second quarter of 2003 ($1.088 billion). Average loans outstanding for the six months ended June 30, 2004 were $1.255 billion, which was 17.4% higher than the average loans outstanding for the six months ended June 30, 2003 ($1.069 billion).

      Average deposits outstanding for the second quarter of 2004 were $1.300 billion, which was 14.0% higher than the average deposits outstanding for the second quarter of 2003 ($1.140 billion). Average deposits outstanding for the six months ended June 30, 2004 were $1.280 billion, which was 14.0% higher than the average deposits outstanding for the six months ended June 30, 2003 ($1.123 billion). Generally, the Company can reinvest funds from deposits at higher yields than the interest rate being paid on those deposits, and therefore increases in deposits typically result in higher amounts of net interest income for the Company.

      See additional discussion regarding the nature of the growth in loans and deposits in the section entitled "Financial Condition" below. The effect of the higher amounts of average loans and deposits was to increase net interest income in 2004.

      In the tables above, there was a decrease in the yields on interest earning assets and liabilities for the periods in 2004 compared to 2003, which were caused by the declining interest rate environment in effect during the past several years. The decrease in the weighted average cost of the Company's borrowings was also affected by the Company having a higher percentage of low-cost overnight borrowings outstanding during 2004 compared to 2003, which had the effect of decreasing the weighted average rate of all borrowings. The Company had virtually no low-cost overnight borrowing outstanding during the three and six month periods ended June 30, 2003, whereas for both the three and six month periods ended June 30, 2004, the Company had an average of approximately $20 million in low-cost overnight borrowing outstanding. As discussed more below, over the past several years the yields on the Company's interest-earning assets have generally decreased by more than the rates paid on the Company's interest-bearing liabilities, which has resulted in a decrease in the Company's net interest margin.

      The Company's net interest margin has been negatively impacted by the interest rate environment and a shift towards originating more adjustable rate loans compared to fixed rate loans to protect the Company from an expected rise in interest rates. The mostly declining interest rate environment in effect from 2001 until June 30, 2004, and the level to which it dropped, resulted in the Company being unable to reset deposit rates by an amount (because of their already near-zero rates) that would offset the negative impact of the lower yields earned on the Company's interest earning assets. The shift in the Company's loan mix from fixed rate loans to adjustable rate loans has occurred primarily over the past 2.5 years. At December 31, 2001, the Company's loan portfolio was comprised of 57% fixed rate loans and 43% adjustable rate loans. Since that time, the ratio has gradually shifted towards adjustable rate loans as the Company has originated more adjustable rate loans than fixed rate loans. At June 30, 2004, the Company's loan portfolio was comprised of 59% adjustable rate loans and 41% fixed rate loans. The primary reason for this shift has been that with interest rates at a historically low level, the Company has more attractively priced adjustable rate loans in order to avoid locking in fixed rate loans at a time when most economists believe that rates will rise. Although the Company believes that this strategy is prudent given the historically low interest rate environment, it has had a negative effect on the Company's recently realized net interest margins because in this rate environment adjustable rate loans generally carry lower initial rates than fixed rate loans of similar maturities. Additionally, the generally declining rate environment experienced since 2001 has resulted in the Company's adjustable rate loans repricing to lower levels following each rate cut. The Federal Reserve increased interest rates by 25 basis points on June 30, 2004, which the Company expects to have a slightly positive impact on net interest margin beginning in the third quarter of 2004. See additional information regarding net interest income in the section entitled "Interest Rate Risk."

      Partially offsetting the increases in net interest income realized in the three and six months ended June 30, 2004 compared to 2003 were higher amounts of provisions for loan losses recorded by the Company. The provision for loan losses in the second quarter of 2004 was $740,000 compared to $540,000 in the second quarter of 2003, and the provision for loan losses for the first six months of 2004 was $1,310,000 compared to $1,060,000 recorded in the same period of 2003. The higher provisions for loan losses were a result of 1) higher credit risk associated with higher loan growth, and 2) minor shifts of loans among the internally classified risk categories within the Company's allowance for loan loss model. Net internal loan growth for the second quarter of 2004 was $45 million compared to $37 million for the second quarter of 2003. Net internal loan growth for the first six months of 2004 was $78 million compared to $62 million for the same six months of 2003.

      Noninterest income for the second quarter of 2004 amounted to $3,912,000, an 8.6% increase over the $3,602,000 recorded in the second quarter of 2003. Noninterest income for the first half of 2004 amounted to $7,724,000, a 5.3% increase over the $7,335,000 recorded in the comparable period of 2003. Except for fees from presold mortgages and other gains/losses, each component of noninterest income increased, primarily as a result of the Company's growth - internal growth, as well as external growth from the acquisition of four branches from RBC Centura Bank in October 2003 that had $25 million in loans and $102 million in deposits. Fees from presold mortgages have decreased significantly in 2004 primarily because of a decrease in mortgage refinancing activity as a result of rising mortgage interest rates. Fees from presold mortgages amounted to $290,000 in the second quarter of 2004, a decrease of $361,000 from the $651,000 recorded in the second quarter of 2003. Fees from presold mortgages amounted to $478,000 for the six months ended June 30, 2004, a decrease of $875,000 from the $1,353,000 realized in the first six months of 2003.

      Also contributing to the increases in noninterest income in 2004 were higher amounts of commissions from sales of insurance and financial products. This line item includes commissions the Company receives from three sources - 1) sales of credit insurance associated with new loans, 2) commissions from the sales of investment, annuity, and long-term care insurance products, and 3) commissions from the sale of property and casualty insurance. The following table presents these components for the three and six month periods ended June 30, 2004 compared to the same periods in 2003:

                                     Three Months Ended June 30,       Six Months Ended June 30,
                                   ------------------------------   ------------------------------
($ in thousands)                                    $        %                       $        %
                                    2004   2003   Change   Change    2004   2003   Change   Change
                                   -----   ----   ------   ------   -----   ----   ------   ------
Commissions earned from:
Sales of credit insurance          $  89     70     19      27.1%   $ 148    148     --       0.0%
Sales of investments, annuities,
   and long term care insurance      103    100      3       3.0%     157    122     35      28.7%
Sales of property and casualty
   insurance                         173    165      8       4.8%     391    325     66      20.3%
                                   -----    ---     --      ----    -----    ---    ---      ----
   Total                           $ 365    335     30       9.0%   $ 696    595    101      17.0%
                                   =====    ===     ==      ====    =====    ===    ===      ====

      Also within noninterest income in 2004, the Company realized security gains of $96,000 and $188,000 for the three and six months ended June 30, 2004, respectively, whereas there were no securities gains in the comparable periods of 2003. The 2004 securities sales were transacted primarily in order to realize current income.

      The Company recorded "Other Losses" of $82,000 for the three and six months ended June 30, 2004 primarily related to the write-down of a low-income tax credit investment that funds affordable housing for those in need and also provides federal tax benefits for the Company. However, the impact on net income of this investment was insignificant because the Company also recorded a tax credit of $98,000 during the second quarter of 2004, which reduced income tax expense. In the second quarter of 2003, a similar write-down of the same investment of $43,000 was largely offset by miscellaneous other gains. The amount of the tax credit recorded in the second quarter of 2003 was $20,000. There were no further adjustments related to this investment in the second half of 2003 and no further adjustments are expected in the second half of 2004.

      Noninterest expenses for the three and six months ended June 30, 2004 amounted to $10,622,000 and $21,354,000, respectively, increases of 13.6% and 14.8% from the amounts recorded in the same three and six month periods in 2003. The increase in noninterest expenses occurred in all categories and is associated with the overall growth of the Company in terms of branch network, employees and customer base. The Company has opened three de novo branches and acquired four branches since June 30, 2003. The acquisition of the four RBC Centura branches in October 2003 has resulted in incremental noninterest expense, including an increase in intangibles amortization, of approximately $450,000 per quarter.

      The provision for income taxes was $2,523,000 in the second quarter of 2004 compared to $2,573,000 in the second quarter of 2003, a decline of 1.9%. The provision for income taxes for the six months ended June 30, 2004 amounted to $5,086,000 compared to $5,187,000 for the first half of 2003. Although the effective tax rates did not vary significantly among the periods presented, amounting to 34%-35% in each period, the effective tax rate for each of the periods in 2004 was approximately 0.7% lower than the comparable periods in 2003 due largely to the higher tax credit realized in 2004 compared to 2003 related to the low income tax credit investment discussed above. In the normal course of business, the Company carries out various tax planning initiatives in order to manage its effective tax rate.

     The Consolidated Statements of Comprehensive Income reflect "Other Comprehensive Loss" of $1,960,000 and $1,526,000 for the three and six months ended June 30, 2004, respectively, compared to "Other Comprehensive Income" of $512,000 and $305,000 for the comparable periods of 2003. The significant decreases in other comprehensive income/loss in 2004 are primarily attributable to a decrease in the value of the Company's available-for-sale securities portfolio as a result of rising fixed income security yields in the marketplace. The Company's available-for-sale securities portfolio is predominantly comprised of fixed income securities that decline in value when market yields for fixed income securities increase. During the second quarter of 2004, the market yields on fixed income securities increased significantly. Because the Company expects to receive full repayment, at maturity, of all of its securities with unrealized losses, all of the unrealized losses are considered to be "temporary" unrealized losses.

     Note 4 to the consolidated financial statements contains pro forma net income and earnings per share information as if the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123). The note reflects that if the Company had applied Statement 123, net income would have been reduced by $1,134,000 and $159,000 for the three month periods ended June 30, 2004 and 2003, respectively, and that net income for the six month periods ended June 30, 2004 and 2003 would have been reduced by $1,186,000 and $210,000, respectively. The higher amount of pro forma option expense in 2004 is primarily due to the Company granting 95,006 employee options in April 2004 with immediate vesting (under Statement 123, expense related to the fair market value of options is recognized when the options vest). Prior to that grant, all previous employee option grants had five year vesting periods (20% vesting each year), and thus the amount of expense related to options was generally spread over the five year vesting period. The Company expects that future employee stock option grants will revert to having five year vesting periods.

FINANCIAL CONDITION

      Total assets at June 30, 2004 amounted to $1.56 billion, 17.5% higher than a year earlier. Total loans at June 30, 2004 amounted to $1.30 billion, a 17.1% increase from a year earlier, and total deposits amounted to $1.30 billion at June 30, 2004, a 12.9% increase from a year earlier. The Company's acquisition of four RBC Centura Bank branches on October 27, 2003 contributed to the year-over-year increases. As of the acquisition date, the four RBC Centura Bank branches had $25 million in loans and $102 million in deposits.

      The following tables present information regarding the nature of the Company's growth since June 30, 2003.

                                  Balance at                              Balance at     Total      Percentage growth,
        July 1, 2003 to          beginning of   Internal    Growth from     end of     percentage        excluding
         June 30, 2004              period       Growth    Acquisitions     period       growth        acquisitions
------------------------------   ------------   --------   ------------   ----------   ----------   ------------------
                                                                    ($ in thousands)
Loans                             $ 1,107,997    164,416       24,811      1,297,224      17.1%            14.8%
                                  ===========    =======      =======      =========      ====             ====
Deposits - Noninterest bearing    $   135,288     (6,524)      29,056        157,820      16.7%            -4.8%
Deposits - Savings, NOW, and
   Money Market                       404,479     26,565       35,667        466,711      15.4%             6.6%
Deposits - Time>$100,000              236,580     28,054        4,650        269,284      13.8%            11.9%
Deposits - Time<$100,000              375,622     (1,226)      32,593        406,989       8.4%            -0.3%
                                  -----------    -------      -------      ---------      ----             ----
   Total deposits                 $ 1,151,969     46,869      101,966      1,300,804      12.9%             4.1%
                                  ===========    =======      =======      =========      ====             ====

      January 1, 2004 to
         June 30, 2004
------------------------------
Loans                             $ 1,218,895     78,329           --      1,297,224       6.4%             6.4%
                                  ===========    =======      =======      =========      ====             ====

Deposits - Noninterest bearing    $   146,499     11,321           --        157,820       7.7%             7.7%
Deposits - Savings, NOW, and
   Money Market                       462,876      3,835           --        466,711       0.8%             0.8%

Deposits - Time>$100,000              238,535     30,749           --        269,284      12.9%            12.9%
Deposits - Time<$100,000              401,454      5,535           --        406,989       1.4%             1.4%
                                  -----------    -------      -------      ---------      ----             ----
   Total deposits                 $ 1,249,364     51,440           --      1,300,804       4.1%             4.1%
                                  ===========    =======      =======      =========      ====             ====

      As can be seen in the first table, over the past twelve months the Company's internal growth rates for loans and deposits were 14.8% and 4.1% respectively, with the growth assumed in acquisitions increasing the overall growth in loans to 17.1% and deposits to 12.9%. All of the growth in 2004 has been internally generated, as the Company has not completed any acquisitions in 2004. The Company opened two de novo branches in the fourth quarter of 2003 and one de novo branch in January 2004, which contributed to the internal growth. In 2004, the Company has attractively priced time deposits >$100,000 in order to fund loan growth, which has resulted in its high growth rate.

Nonperforming Assets

      Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. Nonperforming assets are summarized as follows:

                                                       June 30,   December 31,   June 30,
            ($ in thousands)                             2004         2003         2003
            ----------------------------------------   --------   ------------   --------
            Nonperforming loans:
               Nonaccrual loans                         $ 3,320       4,274        3,741
               Restructured loans                            18          21           22
               Accruing loans > 90 days past due             --          --           --
                                                        -------       -----        -----
            Total nonperforming loans                     3,338       4,295        3,763
            Other real estate                             1,857       1,398        1,174
                                                        -------       -----        -----

            Total nonperforming assets                  $ 5,195       5,693        4,937
                                                        =======       =====        =====

            Nonperforming loans to total loans             0.26%       0.35%        0.34%
            Nonperforming assets as a percentage of
               loans and other real estate                 0.40%       0.47%        0.45%
            Nonperforming assets to total assets           0.33%       0.39%        0.37%
            Allowance for loan losses to total loans       1.10%       1.11%        1.10%

      Management has reviewed the collateral for the nonperforming assets, including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

      Nonperforming loans (which includes nonaccrual loans and restructured loans) as of June 30, 2004, December 31, 2003, and June 30, 2003 totaled $3,338,000, $4,295,000, and $3,763,000, respectively. Nonperforming loans as a percentage of total loans amounted to 0.26%, 0.35%, and 0.34%, at June 30, 2004, December 31, 2003, and June 30, 2003, respectively. The variances in nonperforming loans among the periods have been primarily due to changes in nonaccrual loans, as restructured loans have not changed significantly. The increase in nonaccrual loans from June 30, 2003 to December 31, 2003 related primarily to the Company placing five loans totaling $1.3 million on nonaccrual basis during the second half of the year. Each of these unrelated loans had an outstanding loan balance of between $225,000 and $325,000, and each loan was secured by real estate. Three of the five loans were liquidated during the first half of 2004 with no material loss to the Company, while two of the loans were foreclosed upon and the real estate collateral recorded as other real estate. The removal of these five loans from nonaccrual loan status resulted in the decrease in nonaccrual loans from December 31, 2003 to June 30, 2004.

      The Company continues to have one large credit that was on nonaccrual basis as of each of the three dates presented. The nonaccrual balance of this credit amounted to $640,000, $663,000, and $750,000 as of June 30, 2004,
December 31, 2003, and June 30, 2003, respectively. This relationship, secured primarily by real estate, was placed on nonaccrual status in 2001 due to liquidity problems experienced by the borrower and had a $1.9 million balance at that time. The borrower has been actively working to sell real estate to pay down the balance. In 2002, the Company accepted a nonbinding proposal from a third party that would have resulted in the receipt of approximately $750,000 of the remaining $1.0 million balance outstanding at the time. Accordingly, in the fourth quarter of 2002, the Company established a specific impaired loan valuation allowance of $250,000 for this relationship. During the first quarter of 2003, because the Company believed that there was a high likelihood that the terms of the nonbinding proposal would occur, the Company charged-off the $250,000 specific reserve that had been established. However in the ensuing months, numerous delays occurred relating to the pay-off proposal, and management of the Company now believes that the proposal will not occur. The Company continues to actively seek collection of the loan and has received payments from collateral sales that have reduced the loan balance to its current amount. The Company has assigned a specific impaired loan valuation allowance of $330,000 to the remaining balance at June 30, 2004.

      At June 30, 2004, December 31, 2003, and June 30, 2003, the recorded investment in loans considered to be impaired was $1,215,000, $1,449,000, and $1,718,000, respectively, all of which were on nonaccrual status. A significant portion of the impaired loans for each of the three periods presented is the same credit noted above that is on nonaccrual status. At June 30, 2004, December 31, 2003, and June 30, 2003, the related allowance for loan losses for all impaired loans was $480,000 (all three impaired loans at June 30, 2004 had an assigned valuation allowance), $341,000 (related to five of the seven impaired loans with a total balance of $1,207,000), and $289,000 (seven of the nine impaired loans totaling $962,000 at June 30, 2003 had an assigned valuation allowance), respectively. The average recorded investments in impaired loans during the six month period ended June 30, 2004, the year ended December 31, 2003, and the six months ended June 30, 2003 were approximately $1,313,000, $1,590,000, and $1,643,000, respectively. For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

      The Company's other real estate owned amounted to $1,857,000, $1,398,000, and $1,174,000 at June 30, 2004, December 31, 2003 and June 30, 2003,
respectively. The increase in other real estate from December 31, 2003 to June 30, 2004 is primarily attributable to the foreclosure of two loans that were on nonaccrual basis at December 31, 2003 with real estate collateral totaling $552,000. The Company's management has reviewed recent appraisals of its owned real estate and believes that their fair values, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

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

      The provision for loan losses in the second quarter of 2004 was $740,000 compared to $540,000 in the second quarter of 2003, and the provision for loan losses for the first six months of 2004 was $1,310,000 compared to $1,060,000 recorded in the same period of 2003. The higher provisions for loan losses were a result of 1) higher credit risk associated with higher loan growth, and 2) minor shifts of loans among the internally classified risk categories within the Company's allowance for loan loss model. Net internal loan growth for the second quarter of 2004 was $45 million compared to $37 million for the second quarter of 2003. Net internal loan growth for the first six months of 2004 was $78 million compared to $62 million for the same six months of 2003.

      At June 30, 2004, the allowance for loan losses amounted to $14,313,000, compared to $13,569,000 at December 31, 2003 and $12,243,000 at June 30, 2003.
The allowance for loan losses was between 1.10% and 1.11% of total loans as of each of those same dates.

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

                                                                       Six Months   Twelve Months    Six Months
                                                                         Ended          Ended          Ended
                                                                        June 30,     December 31,     June 30,
      ($ in thousands)                                                    2004           2003           2003
                                                                      -----------   -------------   -----------
      Loans outstanding at end of period                              $ 1,297,224     1,218,895     $ 1,107,997
                                                                      ===========     =========     ===========
      Average amount of loans outstanding                             $ 1,254,874     1,113,426     $ 1,068,857
                                                                      ===========     =========     ===========

      Allowance for loan losses,
         at beginning of period                                       $    13,569        10,907     $    10,907

            Total charge-offs                                                (650)       (1,341)           (630)
            Total recoveries                                                   84           240             155
                                                                      -----------     ---------     -----------
               Net charge-offs                                               (566)       (1,101)           (475)
                                                                      -----------     ---------     -----------

      Additions to the allowance charged to expense                         1,310         2,680           1,060
                                                                      -----------     ---------     -----------
      Addition related to loans assumed in corporate
         acquisitions                                                          --         1,083             751
                                                                      -----------     ---------     -----------

      Allowance for loan losses, at end of period                     $    14,313        13,569     $    12,243
                                                                      ===========     =========     ===========

      Ratios:
         Net charge-offs (annualized) as a percent of average loans          0.09%         0.10%           0.09%
         Allowance for loan losses as a percent of
            loans at end of period                                           1.10%         1.11%           1.10%

      Based on the results of the Company's loan analysis and grading program and management's evaluation of the allowance for loan losses at June 30, 2004, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2003.

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

      In addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources - 1) an approximately $270 million line of credit with the Federal Home Loan Bank (of which $66 million was outstanding at June 30, 2004), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at June 30, 2004), and 3) an approximately $57 million line of credit through the Federal Reserve Bank of Richmond's discount window (none of which was outstanding at June 30, 2004).

      The Company's liquidity declined slightly from December 31, 2003 to June 30, 2004, as a result of loan growth ($78 million) that exceeded deposit growth ($52 million). The Company's loan to deposit ratio increased to 99.7% at June 30, 2004 compared to 97.6% at December 31, 2003. As a result of the higher loan growth compared to deposit growth, the Company increased its borrowings from the $76 million outstanding at December 31, 2003 to $106 million at June 30, 2004 in order to maintain the Company's internally targeted liquidity levels.

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

Off-Balance Sheet Arrangements and Derivative Financial Instruments

     Off-balance sheet arrangements include transactions, agreements, or other contractual arrangements in which the Company has obligations or provides guarantees on behalf of an unconsolidated entity. The Company has no off-balance sheet arrangements of this kind other than repayment guarantees associated with its previously discussed trust preferred securities - see Note 2 to the consolidated financial statements for additional discussion.

      Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. The Company has not engaged in derivative activities through June 30, 2004, and has no current plans to do so.

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

      At June 30, 2004, the Company's capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents the Company's capital ratios and the regulatory minimums discussed above for the periods indicated.

                                                         June 30,   December 31,   June 30,
                                                           2004         2003         2003
                                                         --------   ------------   --------
      Risk-based capital ratios:
         Tier I capital to Tier I risk adjusted assets     10.79%      11.09%       11.47%
         Minimum required Tier I capital                    4.00%       4.00%        4.00%

         Total risk-based capital to
            Tier II risk-adjusted assets                   12.17%      12.56%       12.51%
         Minimum required total risk-based capital          8.00%       8.00%        8.00%

      Leverage capital ratios:
         Tier I leverage capital to adjusted most
            recent quarter average assets                   8.77%       9.09%        9.20%
         Minimum required Tier I leverage capital           4.00%       4.00%        4.00%

      The Company's capital ratios have not changed significantly among the periods presented. From June 30, 2003 to December 31, 2003, two of the Company's three capital ratios decreased primarily as a result of the acquisition of the four branches from RBC Centura Bank on October 24, 2003, the impact of which was partially offset by the Company's issuance of $20 million in trust preferred securities during December 2003. The Company's capital ratios have decreased slightly in 2004 as a result of the Company's growth and the effect of stock repurchases that have been made to manage the Company's number of outstanding shares of common stock.

      As discussed in more detail in "Current Accounting Matters" above, in May 2004, the Federal Reserve Board issued a proposal concerning the regulatory capital treatment of trust preferred securities by bank holding companies. Under the terms of the proposal, trust preferred securities would continue to be includable as Tier I capital, but with slightly more restrictive limits. If adopted as a final rule, the Company does not expect that it will have a material impact on the Company's regulatory capital ratios.

      The Company's bank subsidiary is also subject to similar capital requirements as those discussed above. The bank subsidiary's capital ratios do not vary materially from the Company's capital ratios presented above. At June 30, 2004, the Company's bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

SHARE REPURCHASES

      The Company routinely issues new shares of common stock into the Company's dividend reinvestment plan and to satisfy stock option exercises. In order to manage the number of common shares outstanding, the Company frequently repurchases shares of its common stock. During the first six months of 2004, the Company issued a total of 104,000 common shares (into the dividend reinvestment plan and to satisfy stock option exercises), while approximately 114,000 shares were repurchased. Additional information regarding those repurchases is provided in the following paragraph and is also presented in Part II, Item 2 "Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities."

      During the second quarter of 2004, the Company repurchased 64,300 shares of its common stock at an average price of $31.24 per share. For the six months ended June 30, 2004, the Company repurchased 114,242 shares of its common stock at an average price of $32.18 per share. At June 30, 2004, the Company had approximately 46,000 shares available for repurchase under existing authority from its board of directors. In July 2004, the Company announced that its board of directors had authorized the repurchase of an additional 250,000 shares of common stock. The Company plans to repurchase these shares in open market and privately negotiated transactions, as market conditions and the Company's liquidity warrant, subject to compliance with applicable regulations.

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

      Using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are included in the period of their expected call), at June 30, 2004 the Company had $328 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at June 30, 2004 subject to interest rate changes within one year are deposits totaling $467 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

      Thus, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates (In fact, it has been the Company's experience that each interest rate cut occurring during the past three years has negatively impacted (at least temporarily) the Company's net interest margin). Generally, when rates change, the Company's interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while the Company's interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. The net effect is that in the twelve month horizon, as rates change, the impact of having a higher level of interest-sensitive liabilities is substantially negated by the later and typically lower proportionate change these liabilities experience compared to interest sensitive assets. However, recent rate cuts, particularly the two rate cuts totaling 75 basis points that occurred in November 2002 and June 2003, have had a more pronounced and a longer lasting negative impact on the Company's net interest margin than previous rate cuts because of the inability of the Company to reset deposit rates by an amount (because of their already near-zero rates) that would offset the negative impact of the rate cut on the yields earned on the Company's interest earning assets. Additionally, as previously discussed, over the past two years, the Company has originated significantly more adjustable rate loans compared to fixed rate loans. In the prevailing interest rate environment, adjustable rate loans generally carry lower initial interest rates than fixed rate loans. For these reasons, the second quarter of 2004 marked the fifth consecutive quarter of declining net interest margins. The Federal Reserve increased interest rates by 25 basis points on June 30, 2004, which the Company expects to have a slightly positive impact on net interest margin beginning in the third quarter of 2004.

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

Part II. Other Information

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                                               Issuer Purchases of Equity Securities
---------------------------------------------------------------------------------------------------------------------------------
                                                                                  Total Number of Shares      Maximum Number of
                                                                                   Purchased as Part of    Shares that May Yet Be
                                     Total Number of     Average Price Paid per     Publicly Announced       Purchased Under the
           Period                 Shares Purchased (2)            Share            Plans or Programs (1)    Plans or Programs (3)
-------------------------------   --------------------   ----------------------   ----------------------   ----------------------
January 1, 2004 to January 31,
   2004                                       --                 $    --                       --                  160,554
February 1, 2004 to February
   29, 2004                               28,000                   33.56                   28,000                  132,554
March 1, 2004 to March 31, 2004           21,942                   33.15                   21,942                  110,612
                                         -------                 -------                  -------                  -------
Total - January 1, 2004 to
   March 31, 2004                         49,942                   33.38                   49,942                  110,612
                                         -------                 -------                  -------                  -------
April 1, 2004 to April 30, 2004            2,000                   32.06                    2,000                  108,612
May 1, 2004 to May 31, 2004               25,000                   30.03                   25,000                   83,612
June 1, 2004 to June 30, 2004             37,300                   31.98                   37,300                   46,312
                                         -------                 -------                  -------                  -------
Total - April 1, 2004 to June
   30, 2004                               64,300                   31.24                   64,300                   46,312
                                         -------                 -------                  -------                  -------
Total - January 1, 2004 to June
   30, 2004                              114,242                 $ 32.18                  114,242                   46,312
                                         =======                 =======                  =======                  =======

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

(2) The shares included in the table above do not include shares that were used by option holders to satisfy the exercise price of the Company's call options issued by the Company to its employees and directors pursuant to the 1994 First Bancorp Stock Option Plan. In January 2004, 2,913 shares of the Company's common stock, with a weighted average market price of $33.37, were used to satisfy such exercises. In February 2004, 2,812 shares of the Company's common stock, with a weighted average market price of $33.78, were used to satisfy such exercises. There were no such exercises from March 1, 2004 through June 30, 2004.

(3) In July 2004, the Company announced that its board of directors had authorized the repurchase of an additional 250,000 shares of common stock.

Item 4 - Submission of Matters to a Vote of Shareholders

      The following proposals were considered and acted upon at the annual meeting of shareholders of the Company held on April 29, 2004:

            Proposal 1

            A proposal to elect eighteen (18) directors to serve until the next annual meeting of shareholders and until their successors are elected and qualified.

                                       Voted      Withheld
            Nominee                     For      Authority
            ----------------------   ---------   ---------
            Jack D. Briggs           8,116,345     41,766
            H. David Bruton, M.D.    8,116,108     42,004
            R. Walton Brown          8,119,509     38,603
            David L. Burns           8,117,498     40,613
            John F. Burns            8,038,194    119,918
            Jesse S. Capel           8,117,203     40,909
            Goldie Wallace-Gainey    8,115,945     42,166
            James H. Garner          8,118,809     39,302
            James G. Hudson, Jr.     8,117,444     40,668
            George R. Perkins, Jr.   8,081,507     76,604
            Thomas F. Philips        8,041,248    116,863
            William E. Samuels       8,036,019    122,093
            Edward T. Taws           8,116,435     41,677
            Frederick H. Taylor      8,116,125     41,986
            Virginia C. Thomasson    8,104,975     53,137
            A. Jordan Washburn       8,117,015     41,097
            Dennis A. Wicker         8,111,875     46,236
            John C. Willis           8,112,745     45,366

            Proposal 2

            A proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company for the current fiscal year.

            For   8,024,674      Against   113,882      Abstain   19,555

            Proposal 3

            A proposal to adopt a new stock option plan, entitled the "First Bancorp 2004 Stock Option Plan."

            For  5,741,324      Against   383,707      Abstain   177,516       Broker Non-Votes   1,855,563

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

3.b   Copy of the Amended and Restated Bylaws of the Company was filed as
      Exhibit 3.b to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.

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

32.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) There were two reports on Form 8-K filed during the quarter ended June 30, 2004.

      On April 22, 2004, the Company filed a report on Form 8-K regarding its April 21, 2004 news release in which it announced its earnings for the three month period ended March 31, 2004. The full text of the news release dated April 21, 2004 was attached as Exhibit 99(a) to this Form 8-K filing.

      On April 30, 2004, the Company filed a report on Form 8-K regarding its April 29, 2004 news release in which it announced the results of the annual shareholders' meeting held on April 29, 2004. The full text of the news release dated April 29, 2004 was attached as Exhibit 99(a) to this Form 8-K filing.

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST BANCORP


            August 6, 2004            BY:  James H. Garner
                                      --------------------------
                                           James H. Garner
                                              President
                                      (Principal Executive Officer),
                                          Treasurer and Director


            August 6, 2004            BY:  Anna G. Hollers
                                      --------------------------
                                           Anna G. Hollers
                                      Executive Vice President
                                            and Secretary


            August 6, 2004            BY:  Eric P. Credle
                                      ---------------------------
                                           Eric P. Credle
                                         Senior Vice President
                                      and Chief Financial Officer