Form 10-Q
period 2004-09-30
FIRST BANCORP /NC/
filed 2004-11-09
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2004

Commission File Number  0-15572

FIRST BANCORP
 (Exact Name of Registrant as Specified in its Charter)

North Carolina	56-1421916
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

341 North Main Street, Troy, North Carolina	27371-0508
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s telephone number, including area code)	(910) 576-6171

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

|X|   YES        |_|   NO

          As of October 25, 2004, 9,370,489 shares of the registrant’s Common Stock, no par value, were outstanding.  The registrant had no other classes of securities outstanding.

INDEX
FIRST BANCORP AND SUBSIDIARIES

Part I.  Financial Information
Item 1 - Financial Statements

F irst Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands-unaudited)	September 30, 2004	December 31, 2003 (audited)	September 30, 2003

ASSETS
Cash & due from banks, noninterest-bearing	$34,657	36,315	30,671
Due from banks, interest-bearing	52,555	12,632	5,401
Federal funds sold	—	13,967	9,478

Total cash and cash equivalents	87,212	62,914	45,550

Securities available for sale (costs of $90,938, $101,587, and $88,032)	92,330	103,455	89,480

Securities held to maturity (fair values of $14,242, $14,906, and $15,085)	13,721	14,206	14,345

Presold mortgages in process of settlement	1,781	1,307	6,224

Loans	1,337,583	1,218,895	1,142,900
Less: Allowance for loan losses	(14,351)	(13,569)	(12,700)

Net loans	1,323,232	1,205,326	1,130,200

Premises and equipment	28,195	25,356	23,187
Accrued interest receivable	6,432	6,087	5,230
Intangible assets	50,199	50,701	36,623
Other	7,072	6,417	6,383

Total assets	$1,610,174	1,475,769	1,357,222

LIABILITIES
Deposits: Demand - noninterest-bearing	$160,791	146,499	130,521
Savings, NOW, and money market	463,144	462,876	413,511
Time deposits of $100,000 or more	288,988	238,535	228,906
Other time deposits	409,702	401,454	370,860

Total deposits	1,322,625	1,249,364	1,143,798
Borrowings	132,239	76,000	66,000
Accrued interest payable	2,539	2,138	2,140
Other liabilities	7,183	6,411	7,196

Total liabilities	1,464,586	1,333,913	1,219,134

SHAREHOLDERS’ EQUITY
Common stock, No par value per share
Issued and outstanding: 9,370,091, 9,435,294, and 9,394,301 shares	51,515	55,392	54,473
Retained earnings	93,430	85,502	82,909
Accumulated other comprehensive income	643	962	706

Total shareholders’ equity	145,588	141,856	138,088

Total liabilities and shareholders’ equity	$1,610,174	1,475,769	1,357,222

See notes to consolidated financial statements.

F irst Bancorp and Subsidiaries
Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,

($in thousands, except share data-unaudited)	2004	2003	2004	2003

INTEREST INCOME
Interest and fees on loans	$19,321	17,296	55,516	51,554
Interest on investment securities:
Taxable interest income	1,167	910	3,451	2,761
Tax-exempt interest income	123	143	403	527
Other, principally overnight investments	123	123	313	651

Total interest income	20,734	18,472	59,683	55,493

INTEREST EXPENSE
Savings, NOW and money market	636	480	1,782	1,682
Time deposits of $100,000 or more	1,579	1,435	4,400	4,560
Other time deposits	2,062	2,103	6,093	6,888
Borrowings	916	413	2,235	1,306

Total interest expense	5,193	4,431	14,510	14,436

Net interest income	15,541	14,041	45,173	41,057
Provision for loan losses	770	695	2,080	1,755

Net interest income after provision for loan losses	14,771	13,346	43,093	39,302

NONINTEREST INCOME
Service charges on deposit accounts	2,325	1,988	6,879	5,776
Other service charges, commissions and fees	809	667	2,499	2,076
Fees from presold mortgages	220	565	698	1,918
Commissions from sales of insurance and financial products	387	361	1,083	956
Data processing fees	104	90	304	242
Securities gains	100	82	288	82
Other gains	351	49	269	87

Total noninterest income	4,296	3,802	12,020	11,137

NONINTEREST EXPENSES
Salaries	5,037	4,437	14,881	13,028
Employee benefits	1,487	1,124	4,180	3,255

Total personnel expense	6,524	5,561	19,061	16,283
Net occupancy expense	686	580	2,084	1,738
Equipment related expenses	735	651	2,201	1,920
Intangibles amortization	95	46	284	137
Other operating expenses	3,052	2,435	8,816	7,795

Total noninterest expenses	11,092	9,273	32,446	27,873

Income before income taxes	7,975	7,875	22,667	22,566
Income taxes	2,778	2,819	7,864	8,006

NET INCOME	$5,197	5,056	14,803	14,560

Earnings per share:
Basic	$0.55	0.54	1.57	1.55
Diluted	0.54	0.53	1.54	1.52

Weighted average common shares outstanding:
Basic	9,408,326	9,378,865	9,442,140	9,376,581
Diluted	9,557,240	9,560,585	9,604,723	9,555,610

See notes to consolidated financial statements.

F irst Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,

($ in thousands-unaudited)	2004	2003	2004	2003

Net income	$5,197	5,056	14,803	14,560

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	2,079	(495)	(188)	131
Tax benefit (expense)	(811)	194	73	(50)
Reclassification to realized gains	(100)	(82)	(288)	(82)
Tax expense	39	32	112	32
Adjustment to minimum pension liability:
Additional pension charge related to unfunded pension liability	—	—	(46)	(127)
Tax benefit	—	—	18	50

Other comprehensive income (loss)	1,207	(351)	(319)	(46)

Comprehensive income	$6,404	4,705	14,484	14,514

See notes to consolidated financial statements.

F irst Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Share- holders’ Equity

(In thousands, except per share - unaudited)	Shares	Amount

Balances, January 1, 2003	9,122	$48,313	74,920	752	123,985

Net income			14,560		14,560
Cash dividends declared ($0.70 per share)			(6,571)		(6,571)
Common stock issued under stock option plan	112	840			840
Common stock issued into dividend reinvestment plan	37	933			933
Purchases and retirement of common stock	(210)	(5,195)			(5,195)
Common stock issued in acquisition	333	9,284			9,284
Tax benefit realized from exercise of nonqualified stock options		298			298
Other comprehensive loss				(46)	(46)

Balances, September 30, 2003	9,394	$54,473	82,909	706	138,088

Balances, January 1, 2004	9,435	$55,392	85,502	962	141,856

Net income			14,803		14,803
Cash dividends declared ($0.73 per share)			(6,875)		(6,875)
Common stock issued under stock option plan	93	914			914
Common stock issued into dividend reinvestment plan	34	1,080			1,080
Purchases and retirement of common stock	(192)	(6,212)			(6,212)
Tax benefit realized from exercise of nonqualified stock options		341			341
Other comprehensive loss				(319)	(319)

Balances, September 30, 2004	9,370	$51,515	93,430	643	145,588

See notes to consolidated financial statements.

F irst Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,

($ in thousands-unaudited)	2004	2003

Cash Flows From Operating Activities
Net income	$14,803	14,560
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	2,080	1,755
Net security premium amortization	135	282
Gain on disposal of other real estate	(347)	(141)
Other gains	78	54
Gain on sale of securities available for sale	(288)	(82)
Decrease in loan fees and costs deferred	(244)	(52)
Depreciation of premises and equipment	1,892	1,650
Tax benefit from exercise of nonqualified stock options	341	298
Amortization of intangible assets	284	137
Deferred income tax expense (benefit)	(698)	449
Decrease (increase) in presold mortgages in process of settlement	(474)	13,044
Decrease (increase) in accrued interest receivable	(345)	648
Decrease (increase) in other assets	1,594	(1,197)
Increase (decrease) in accrued interest payable	401	(543)
Increase in other liabilities	880	473

Net cash provided by operating activities	20,092	31,335

Cash Flows From Investing Activities
Purchases of securities available for sale	(26,601)	(47,345)
Purchases of securities held to maturity	(395)	(236)
Proceeds from maturities/issuer calls of securities available for sale	24,146	30,955
Proceeds from maturities/issuer calls of securities held to maturity	2,030	3,638
Proceeds from sales of securities available for sale	12,028	2,876
Net increase in loans	(120,937)	(97,775)
Purchases of premises and equipment	(4,551)	(1,873)
Net cash paid in acquisitions	—	(2,820)

Net cash used by investing activities	(114,280)	(112,580)

Cash Flows From Financing Activities
Net increase in deposits	73,261	28,980
Proceeds from borrowings, net	56,239	34,000
Cash dividends paid	(6,796)	(6,416)
Proceeds from issuance of common stock	1,994	1,773
Purchases and retirement of common stock	(6,212)	(5,195)

Net cash provided by financing activities	118,486	53,142

Increase (Decrease) in Cash and Cash Equivalents	24,298	(28,103)
Cash and Cash Equivalents, Beginning of Period	62,914	73,653

Cash and Cash Equivalents, End of Period	$87,212	45,550

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$14,109	14,979
Income taxes	6,602	6,635
Non-cash transactions:
Unrealized gain (loss) on securities available for sale, net of taxes	(291)	31
Foreclosed loans transferred to other real estate	1,195	477
Common stock issued in acquisition	—	9,284
Other real estate transferred to premises and equipment	180	—

See notes to consolidated financial statements.

F irst Bancorp and Subsidiaries
Notes To Consolidated Financial Statements

(unaudited)	For the Periods Ended September 30, 2004 and 2003

Note 1 - Basis of Presentation

          In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2004 and 2003 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 2004 and 2003.  Reference is made to the 2003 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements.  The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2 – Accounting Policies

          Note 1 to the 2003 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements.  The following paragraphs update that information as necessary.

          In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which was subsequently revised (FIN 46R) in December 2003.  FIN 46 and FIN 46R address the consolidation and deconsolidation by business enterprises of certain variable interest entities.  The Company adopted FIN 46 as of December 31, 2003 and FIN 46R as of March 31, 2004.  The adoption of FIN 46 and FIN 46R did not have a material impact on the Company’s financial position or results of operations.

          In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003) (Statement 132(R)), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  Statement 132(R) revises employers’ disclosures about pension plans and other postretirement plans, but does not change the measurement or recognition of those plans.  Statement 132(R) requires additional disclosures about the assets, obligations, cash flows, and net periodic pension cost of defined benefit plans and other defined benefit postretirement plans.  Most of these disclosures are required only on an annual basis and were included in Note 11 to the aforementioned 2003 consolidated financial statements filed on Form 10-K with the SEC.  Certain of the additional disclosures are required to be included for interim periods, and the Company has made those disclosures in Note 9 below.

          In March 2004, the SEC issued Staff Accounting Bulletin Number 105 (SAB 105), “Application of Accounting Principles to Loan Commitments.”  SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivatives, and its provisions were required for such loan commitments entered into subsequent to March 31, 2004.  The adoption of SAB 105 did not have a material impact on the Company’s consolidated financial statements.

Note 3 – Reclassifications

          Certain amounts reported in the period ended September 30, 2003 have been reclassified to conform with the presentation for September 30, 2004.  These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 – Stock Option Plans

          At September 30, 2004, the Company had six stock-based employee compensation plans, five of which were assumed in acquisitions.  The Company accounts for each plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

		Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands except per share data)		2004	2003	2004	2003

Net income, as reported		$5,197	5,056	14,803	14,560
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(52)	(51)	(1,238)	(261)

Pro forma net income		$5,145	5,005	13,565	14,299

Earnings per share:	Basic - As reported	$0.55	0.54	1.57	1.55
	Basic - Pro forma	0.55	0.53	1.44	1.52

	Diluted - As reported	0.54	0.53	1.54	1.52
	Diluted - Pro forma	0.54	0.52	1.41	1.50

Note 5 – Earnings Per Share

          Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding.  Diluted earnings per share includes the potentially dilutive effects of the Company’s stock option plans. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

	For the Three Months Ended September 30,

	2004			2003

($in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income	$5,197	9,408,326	$0.55	$5,056	9,378,865	$0.54

Effect of Dilutive Securities	—	148,914		—	181,720

Diluted EPS	$5,197	9,557,240	$0.54	$5,056	9,560,585	$0.53

	For the Nine Months Ended September 30,

	2004			2003

($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income	$14,803	9,442,140	$1.57	$14,560	9,376,581	$1.55

Effect of Dilutive Securities	—	162,583		—	179,029

Diluted EPS	$14,803	9,604,723	$1.54	$14,560	9,555,610	$1.52

          For the three and nine months ended September 30, 2004, there were 95,006 options that were antidilutive because the exercise price exceeded the average market price for the period.  There were no antidilutive options outstanding for the three and nine months ended September 30, 2003.  Antidilutive options have been omitted from the calculation of diluted earnings per share for the respective periods.

Note 6 – Asset Quality Information

          Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate.  Nonperforming assets are summarized as follows:

($ in thousands)	September 30, 2004	December 31, 2003	September 30, 2003

Nonperforming loans:
Nonaccrual loans	$3,637	4,274	4,343
Restructured loans	18	21	21
Accruing loans > 90 days past due	—	—	—

Total nonperforming loans	3,655	4,295	4,364
Other real estate	1,877	1,398	929

Total nonperforming assets	$5,532	5,693	5,293

Nonperforming loans to total loans	0.27%	0.35%	0.38%
Nonperforming assets as a percentage of loans and other real estate	0.41%	0.47%	0.46%
Nonperforming assets to total assets	0.34%	0.39%	0.39%
Allowance for loan losses to total loans	1.07%	1.11%	1.11%

Note 7 – Deferred Loan Fees

          Loans are shown on the Consolidated Balance Sheets net of net deferred loan fees of approximately $359,000, $603,000, and $651,000 at September 30, 2004, December 31, 2003, and September 30, 2003, respectively.

Note 8 – Goodwill and Other Intangible Assets

          The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of September 30, 2004, December 31, 2003, and September 30, 2003 and the carrying amount of unamortized intangible assets as of those same dates.

	September 30, 2004		December 31, 2003		September 30, 2003

($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets:
Customer lists	$394	77	394	54	394	47
Noncompete agreements	50	44	50	25	50	18
Core deposit premiums	2,441	671	2,441	429	1,106	356

Total	$2,885	792	2,885	508	1,550	421

Unamortizable intangible assets:
Goodwill	$48,023		48,231		35,401

Pension	$83		93		93

          Amortization expense totaled $95,000 and $46,000 for the three months ended September 30, 2004 and 2003, respectively. Amortization expense totaled $284,000 and $137,000 for the nine months ended September 30, 2004 and 2003, respectively.

          The following table presents the estimated amortization expense for each of the five calendar years ending December 31, 2008 and the estimated amount amortizable thereafter.  These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

(Dollars in thousands)	Estimated Amortization Expense

2004	$379
2005	290
2006	242
2007	220
2008	219
Thereafter	1,027

Total	$2,377

Note 9 – Pension Plans

          The Company sponsors two defined benefit pension plans – a qualified retirement plan (the “Pension Plan”) which is generally available to all employees, and a Supplemental Executive Retirement Plan (the “SERP Plan”), which is for the benefit of certain senior management executives of the Company.

          The Company incurred pension expense totaling $399,000 and $311,000 for the three months ended September 30, 2004 and 2003, respectively, related to the Pension Plan and the SERP Plan.  The following table contains the components of the pension expense.

	For the Three Months Ended September 30,

(in thousands)	2004 Pension Plan	2003 Pension Plan	2004 SERP Plan	2003 SERP Plan	2004 Total Both Plans	2003 Total Both Plans

Service cost – benefits earned during the period	$239	173	61	26	300	199
Interest cost on projected benefit obligation	161	131	32	22	193	153
Expected return on plan assets	(190)	(126)	—	—	(190)	(126)
Net amortization and deferral	76	74	20	11	96	85

Net periodic pension cost	$286	252	113	59	399	311

          The Company recorded pension expense totaling $1,197,000 and $935,000 for the nine months ended September 30, 2004 and 2003, respectively, related to the Pension Plan and the SERP Plan.

	For the Nine Months Ended September 30,

(in thousands)	2004 Pension Plan	2003 Pension Plan	2004 SERP Plan	2003 SERP Plan	2004 Total Both Plans	2003 Total Both Plans

Service cost – benefits earned during the period	$717	518	182	78	899	596
Interest cost on projected benefit obligation	482	394	96	66	578	460
Expected return on plan assets	(569)	(379)	—	—	(569)	(379)
Net amortization and deferral	229	224	60	34	289	258

Net periodic pension cost	$859	757	338	178	1,197	935

          The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes.  The contributions are invested to provide for benefits under the Pension Plan.  Because of the significant employer contribution made to the Pension Plan during 2003 and the high return on assets experienced, no contributions were required by funding regulations in 2004.  However, the Company made a discretionary contribution of $650,000 in the third quarter of 2004.

          The Company’s funding policy with respect to the SERP Plan is to fund the related benefits through investments in life insurance policies, which are not considered plan assets for the purpose of determining the SERP Plan’s funded status.  The cash surrender values of the life insurance policies are included in the line item “other assets.”  The Company does not expect that any payment will be due to participants of the SERP Plan in 2004.

Note 10 – Subsequent Event – Stock Split

          On September 29, 2004, the Company announced a three-for-two stock split payable on November 15, 2004 to shareholders of record on October 29, 2004.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

          The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry.  Certain of these principles involve a significant amount of judgment and/or use of estimates based on the Company’s best assumptions at the time of the estimation.  The Company has identified two policies as being more sensitive in terms of judgments and estimates, taking into account their overall potential impact to the Company’s consolidated financial statements – 1) the allowance for loan losses, and 2) intangible assets.

Allowance for Loan Losses

          Due to the estimation process and the potential materiality of the amounts involved, the Company has identified the accounting for the allowance for loan losses and the related provision for loan losses as an accounting policy critical to the Company’s consolidated financial statements.  The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb losses inherent in the portfolio.

          Management’s determination of the adequacy of the allowance is based primarily on a mathematical model that estimates the appropriate allowance for loan losses.  This model has two components.  The first component involves the estimation of losses on loans defined as “impaired loans.” A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The estimated valuation allowance is the difference, if any, between the loan balance outstanding and the value of the impaired loan as determined by either 1) an estimate of the cash flows that the Company expects to receive from the borrower discounted at the loan’s effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral.

          The second component of the allowance model is to estimate losses for all loans not considered to be impaired loans.  First, loans that have been risk graded by the Company as having more than “standard” risk but are not considered to be impaired are assigned estimated loss percentages generally accepted in the banking industry.  Loans that are classified by the Company as having normal credit risk are segregated by loan type, and estimated loss percentages are assigned to each loan type, based on the historical losses, current economic conditions, and operational conditions specific to each loan type.

          The reserve estimated for impaired loans is then added to the reserve estimated for all other loans.  This becomes the Company’s “allocated allowance.”  In addition to the allocated allowance derived from the model, management also evaluates other data such as the ratio of the allowance for loan losses to total loans, net loan growth information, nonperforming asset levels and trends in such data.  Based on this additional analysis, the Company may determine that an additional amount of allowance for loan losses is necessary to reserve for probable losses.  This additional amount, if any, is the Company’s “unallocated allowance.”  The sum of the allocated allowance and the unallocated allowance is compared to the actual allowance for loan losses recorded on the books of the Company and any adjustment necessary for the recorded allowance to equal the computed allowance is recorded as a provision for loan losses.  The provision for loan losses is a direct charge to earnings in the period recorded.

          Although management uses the best information available to make evaluations, future adjustments may be necessary if economic, operational, or other conditions change.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on the examiners’ judgment about information available to them at the time of their examinations.

          For further discussion, see “Nonperforming Assets” and “Summary of Loan Loss Experience” below.

Intangible Assets

          Due to the estimation process and the potential materiality of the amounts involved, the Company has also identified the accounting for intangible assets as an accounting policy critical to the Company’s consolidated financial statements.

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

          Subsequent to the initial recording of the identifiable intangible assets and goodwill, the Company amortizes the identifiable intangible assets over their estimated average lives, as discussed above.  In addition, on an at least an annual basis, goodwill is evaluated for impairment by comparing the fair value of the Company’s reporting units to their related carrying value, including goodwill (the Company’s community banking operations is its only material reporting unit).  At its last evaluation, the fair value of the Company’s community banking operations exceeded its carrying value, including goodwill.  If the carrying value of a reporting unit were ever to exceed its fair value, the Company would determine whether the implied fair value of the goodwill, using a discounted cash flow analysis, exceeded the carrying value of the goodwill.  If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess.  Performing such a discounted cash flow analysis would involve the significant use of estimates and assumptions.

          The Company reviews identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The Company’s policy is that an impairment loss is recognized, equal to the difference between the asset’s carrying amount and its fair value, if the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Estimating future cash flows involves the use of multiple estimates and assumptions, such as those listed above.

Current Accounting Matters

          See Note 2 to the Consolidated Financial Statements above as it relates to accounting standards that have been recently adopted by the Company.  The following accounting standards/proposals will be adopted or may impact the Company subsequent to September 30, 2004.

          In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 (SOP 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser’s initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in

Part 14

part, to credit quality.  The scope of SOP 03-3 includes loans that have shown evidence of deterioration of credit quality since origination, and includes loans acquired individually, in pools or as part of a business combination.  Among other things, SOP 03-3: (1) prohibits the recognition of the excess of contractual cash flows over expected cash flows as an adjustment of yield, loss accrual or valuation allowance at the time of purchase; (2) requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires that subsequent decreases in expected cash flows be recognized as impairment.  In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within the scope that are acquired in a transfer.  Under SOP 03-3, the difference between expected cash flows and the purchase price is accreted as an adjustment to yield over the life of the loans.  For loans acquired in a business combination that have shown deterioration of credit quality since origination, SOP 03-3 represents a significant change from the current purchase accounting practice whereby the acquiree’s allowance for loan losses is typically added to the acquirer’s allowance for loan losses.  SOP 03-3 becomes effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004.  The Company does not expect the adoption of this statement to have a material impact on the Company’s financial statements.

          In March 2004, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) released Consensus 03-1 (EITF 03-1).  EITF 03-1 as released, codified the provisions of SEC Staff Accounting Bulletin No. 59 and required additional information about unrealized losses associated with debt and equity securities and also provided more detailed criteria that must be followed in evaluating whether to record losses on impaired debt and equity securities.  The disclosure requirements are applicable for annual reporting periods ending after June 15, 2004.  The impairment accounting requirements were to have been effective for periods beginning after June 15, 2004.  However, in September 2004, the FASB delayed the effective date of the requirement to record impairment losses caused by the effect of increases in interest rates or “sector spreads.”  The Company does not expect the adoption of this Consensus to have a material impact on the Company’s financial statements.

          In May 2004, the Federal Reserve Board (FRB) issued a proposal concerning the regulatory capital treatment of Trust Preferred Securities (TPS) by Bank Holding Companies (BHCs). The proposed rule would retain TPS in the Tier 1 capital of BHCs, but with stricter quantitative limits and clearer qualitative standards. The proposal would continue to count TPS as Tier 1 capital by BHCs up to 25% of core capital elements.  After a 3-year transition period and beginning March 31, 2007, institutions would still be able to include 25% of TPS in Tier 1 capital elements, but goodwill would be deducted from the Tier I capital elements.  If adopted as a final rule, the Company does not expect that this proposal would materially impact the Company’s capital ratios.

RESULTS OF OPERATIONS

Overview

          Net income for the three months ended September 30, 2004 was $5,197,000, or $0.54 per diluted share, a 1.9% increase in diluted earnings per share over the net income of $5,056,000, or $0.53 per diluted share, recorded in the third quarter of 2003.  The third quarter of 2004 included $451,000 in gains from sales of securities and properties compared to $131,000 in similar gains realized in the third quarter of 2003.

          Net income for the nine months ended September 30, 2004 amounted to $14,803,000, or $1.54 per diluted share, a 1.3% increase in diluted earnings per share over the net income of $14,560,000, or $1.52 per diluted share, reported for the nine months ended September 30, 2003.  Earnings for the nine months ended September 30, 2004 include $557,000 in gains from sales of securities and properties compared to $169,000 in similar gains realized in the first nine months of 2003.

          Increases in loans and deposits over the past twelve months resulted in an increase in the Company’s net interest income when comparing the three and nine month periods in 2004 to the comparable periods in 2003.  Net interest income for the third quarter of 2004 amounted to $15.5 million, a 10.7% increase over the $14.0 million recorded in the third quarter of 2003.  Net interest income for the nine months ended September 30, 2004 amounted to $45.2 million, a 10.0% increase over the $41.1 million recorded in the same nine month period in 2003.

          The positive impact on net interest income from the increases in loans and deposits more than offset lower net interest margins realized in 2004 compared to 2003.  The Company’s net interest margin (tax-equivalent net interest income divided by average earning assets) for the third quarter of 2004 was 4.28% compared to 4.52% for the third quarter of 2003.  The Company’s net interest margin for the nine months ended September 30, 2004 was 4.30% versus 4.54% for the comparable period in 2003.  The Company’s net interest margin has been negatively impacted by the thirteen interest rate cuts initiated by the Federal Reserve from 2001 to 2003 and the Company’s shift toward originating more adjustable rate loans compared to fixed rate loans to protect the Company from anticipated increases in interest rates.  The second quarter of 2004 was the fifth consecutive quarter that the Company’s net interest margin decreased.  Since June 30, 2004, the Federal Reserve has increased interest rates by 75 basis points, which is largely responsible for the Company’s net interest margin reversing its downward trend and increasing from 4.26% in the second quarter of 2004 to 4.28% in the third quarter of 2004.

          Partially offsetting the increases in net interest income were higher provisions for loan losses recorded by the Company in 2004.  The provision for loan losses in the third quarter of 2004 was $770,000 compared to $695,000 in the third quarter of 2003, and the provision for loan losses for the first nine months of 2004 was $2,080,000 compared to $1,755,000 recorded in the same period of 2003.  The higher provisions for loan losses were primarily a result of higher credit risk associated with higher loan growth.  Net internal loan growth for the third quarter of 2004 was $40 million compared to $35 million for the third quarter of 2003.  Net internal loan growth for the first nine months of 2004 was $119 million compared to $97 million for the same nine months of 2003.

          Except for fees from presold mortgages, most components of noninterest income and noninterest expense increased in 2004 as a result of the Company’s overall growth.  Fees from presold mortgages have decreased significantly in 2004 as a result of a decline in mortgage refinancing activity caused by higher mortgage interest rates.  See discussion below for additional detail regarding fluctuations in noninterest income and expense.

          Included in noninterest income are gains or losses the Company realizes from security and property sales.  The Company realized securities gains of $100,000 and $288,000 for the three and nine months ended September 30, 2004, respectively, compared to securities gains of $82,000 in the three and nine months ended September 30, 2003.  Also, during the third quarter of 2004, the Company sold a former bank branch building for a gain of approximately $351,000, which is classified within “other gains, net” in the accompanying consolidated statements of income.  Other gains, net, totaled $351,000 and $269,000 for the three and nine months ended September 30, 2004, respectively, compared to similar gains of $49,000 and $87,000 realized in the three and nine months ended September 30, 2003, respectively.

          The Company’s asset quality ratios have remained sound in 2004.  For the three and nine months ended September 30, 2004, net charge-offs as a percentage of average loans amounted to 22 basis points (annualized) and 14 basis points, respectively, compared to 8 basis points (annualized) and 9 basis points for each of the comparable periods in 2003.  As discussed in more detail below, the higher charge-off levels in 2004 are primary a result of a $498,000 charge-off the Company recorded in the third quarter of 2004 related to the Company’s largest nonaccrual loan relationship. The Company’s ratio of nonperforming assets to total assets of 0.34% continues to compare favorably to a June 30, 2004 North Carolina state bank average of 0.52%.

          The Company’s annualized return on average assets for the third quarter of 2004 was 1.32% compared to 1.50% for the third quarter of 2003.  The Company’s annualized return on average assets for the nine months ended September 30, 2004 was 1.30% compared to 1.49% for the first nine months of 2003.

          The Company’s annualized return on average equity for the third quarter of 2004 was 14.18% compared to 14.57% for the third quarter of 2003.  The Company’s annualized return on average equity for the nine months ended September 30, 2004 was 13.59% compared to 14.33% for the first nine months of 2003.

Components of Earnings

          Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets.  Net interest income for the three month period ended September 30, 2004 amounted to $15,541,000, an increase of $1,500,000, or 10.7% from the $14,041,000 recorded in the third quarter of 2003.  Net interest income for the nine months ended September 30, 2004 amounted to $45,173,000, an increase of $4,116,000, or 10.0% from the $41,057,000 recorded in the first nine months of 2003.

          There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and 2) the Company’s net interest margin (tax-equivalent net interest income divided by average interest-earning assets).  For the three and nine month periods ended September 30, 2004, growth in loans and deposits increased net interest income, the positive effects of which were partially offset by a decrease in the Company’s net interest margin.

          For internal purposes and in the discussion that follows, the Company evaluates its net interest income on a tax-equivalent basis by adding the tax benefit realized from tax-exempt securities to reported interest income.  The following tables present net interest income analysis on a taxable-equivalent basis.

	For the Three Months Ended September 30,

	2004			2003

($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid

Assets
Loans (1)	$1,320,391	5.82%	$19,321	$1,127,947	6.08%	$17,296
Taxable securities	97,405	4.77%	1,167	78,753	4.58%	910
Non-taxable securities (2)	11,451	8.37%	241	13,215	7.87%	262
Short-term investments	24,632	1.99%	123	23,280	2.10%	123

Total interest-earning assets	1,453,879	5.71%	20,852	1,243,195	5.93%	18,591

Liabilities
Savings, NOW and money market deposits	$463,995	0.55%	$636	$410,729	0.46%	$480
Time deposits >$100,000	268,911	2.34%	1,579	231,722	2.46%	1,435
Other time deposits	408,440	2.01%	2,062	372,427	2.24%	2,103

Total interest-bearing deposits	1,141,346	1.49%	4,277	1,014,878	1.57%	4,018
Borrowings	108,094	3.37%	916	42,480	3.86%	413

Total interest-bearing liabilities	1,249,440	1.65%	5,193	1,057,358	1.66%	4,431

Non-interest-bearing deposits	160,357			131,805
Net yield on interest-earning assets and net interest income		4.28%	$15,659		4.52%	$14,160

Interest rate spread		4.06%			4.27%

Average prime rate		4.41%			4.00%

(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2)

Includes tax-equivalent adjustments of $118,000 and $119,000 in 2004 and 2003, respectively, to reflect the tax benefit that the Company receives related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status.  This amount has been computed assuming a 35% tax rate and is reduced by the related nondeductible portion of interest expense.

	For the Nine Months Ended September 30,

	2004			2003

($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid

Assets
Loans (1)	$1,276,713	5.81%	$55,516	$1,088,553	6.33%	$51,554
Taxable securities	100,253	4.60%	3,451	75,874	4.87%	2,761
Non-taxable securities (2)	12,321	8.27%	763	14,680	8.38%	920
Short-term investments	24,900	1.68%	313	40,253	2.16%	651

Total interest-earning assets	1,414,187	5.67%	60,043	1,219,360	6.13%	55,886

Liabilities
Savings, NOW and money market deposits	$466,545	0.51%	$1,782	$403,327	0.56%	$1,682
Time deposits >$100,000	258,669	2.27%	4,400	228,039	2.67%	4,560
Other time deposits	405,784	2.01%	6,093	375,016	2.46%	6,888

Total interest-bearing deposits	1,130,998	1.45%	12,275	1,006,382	1.74%	13,130
Borrowings	84,374	3.54%	2,235	35,955	4.86%	1,306

Total interest-bearing liabilities	1,215,372	1.59%	14,510	1,042,337	1.85%	14,436

Non-interest-bearing deposits	156,355			124,393
Net yield on interest-earning assets and net interest income		4.30%	$45,533		4.54%	$41,450

Interest rate spread		4.08%			4.28%

Average prime rate		4.14%			4.16%

(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2)

Includes tax-equivalent adjustments of $360,000 and $393,000 in 2004 and 2003, respectively, to reflect the tax benefit that the Company receives related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status.  This amount has been computed assuming a 35% tax rate and is reduced by the related nondeductible portion of interest expense.

          Average loans outstanding for the third quarter of 2004 were $1.320 billion, which was 17.1% higher than the average loans outstanding for the third quarter of 2003 ($1.128 billion).  Average loans outstanding for the nine months ended September 30, 2004 were $1.277 billion, which was 17.3% higher than the average loans outstanding for the nine months ended September 30, 2003 ($1.089 billion).  The mix of the Company’s loan portfolio remains substantially at September 30, 2004 compared to December 31, 2003 with approximately 85% of the Company’s loans being real estate loans, 10% being commercial, financial, and agricultural loans, and the remaining 5% being consumer installment loans.

          Average deposits outstanding for the third quarter of 2004 were $1.302 billion, which was 13.5% higher than the average deposits outstanding for the third quarter of 2003 ($1.147 billion).  Average deposits outstanding for the nine months ended September 30, 2004 were $1.287 billion, which was 13.8% higher than the average deposits outstanding for the nine months ended September 30, 2003 ($1.131 billion).  Generally, the Company can reinvest funds from deposits at higher yields than the interest rate being paid on those deposits, and therefore increases in deposits typically result in higher amounts of net interest income for the Company.

          See additional discussion regarding the nature of the growth in loans and deposits in the section entitled “Financial Condition” below.  The effect of the higher amounts of average loans and deposits was to increase net interest income in 2004.

          In the tables above, there was generally a decrease in the yields on interest earning assets and liabilities for the periods in 2004 compared to 2003, which were caused by the mostly declining interest rate environment in effect during the past several years.  The decrease in the weighted average cost of the Company’s borrowings was also affected by the Company having a higher percentage of low-cost overnight borrowings outstanding during 2004 compared to 2003, which had the effect of decreasing the weighted average rate of all borrowings.  The Company had $5-10 million in low-cost overnight borrowing outstanding during the three and nine month periods ended September 30, 2003, whereas for the three month period ended September 30, 2004, the Company had an average of approximately $58 million in low-cost overnight borrowing outstanding, and for the nine month period ended September 30, 2004, the Company had approximately $34 million in low cost average borrowings outstanding.  As discussed more below, over the past several years the yields on the Company’s interest-earning assets have generally decreased by more than the rates paid on the Company’s interest-bearing liabilities, which has resulted in a decrease in the Company’s net interest margin.

          The Company’s net interest margin has been negatively impacted by the interest rate environment and a shift towards originating more adjustable rate loans compared to fixed rate loans to protect the Company from an expected rise in interest rates.  The mostly declining interest rate environment in effect from 2001 until June 30, 2004, and the level to which it dropped, resulted in the Company being unable to reset deposit rates by an amount (because of their already near-zero rates) that would offset the negative impact of the lower yields earned on the Company’s interest earning assets.  The shift in the Company’s loan mix from fixed rate loans to adjustable rate loans has occurred primarily over the past 2.5 years.  At December 31, 2001, the Company’s loan portfolio was comprised of 57% fixed rate loans and 43% adjustable rate loans.  Since that time, the ratio has gradually shifted towards adjustable rate loans as the Company has originated more adjustable rate loans than fixed rate loans.  At September 30, 2004, the Company’s loan portfolio was comprised of 60% adjustable rate loans and 40% fixed rate loans.  The primary reason for this shift has been that with interest rates at historically low levels, the Company has more attractively priced adjustable rate loans in order to avoid locking in fixed rate loans at a time when most economists believe that rates will rise.  Although the Company believes that this strategy is prudent given the historically low interest rate environment, it has had a negative effect on the Company’s recently realized net interest margins because adjustable rate loans generally carry lower initial rates than fixed rate loans of similar maturities.  Additionally, the generally declining rate environment experienced since 2001 has resulted in the Company’s adjustable rate loans repricing to lower levels following each rate cut.  The second quarter of 2004 was the fifth consecutive quarter that the Company’s net interest margin decreased.  Since June 30, 2004, the Federal Reserve has increased interest rates by 75 basis points, which is largely responsible for the Company’s net interest margin reversing its downward trend and increasing from 4.26% in the second quarter of 2004 to 4.28% in the third quarter of 2004.  The Company expects that the Company’s net interest margin will continue to improve slightly in the fourth quarter of 2004 as a result of the recent rate increases.  See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

          Partially offsetting the increases in net interest income were higher provisions for loan losses recorded by the Company in 2004.  The provision for loan losses in the third quarter of 2004 was $770,000 compared to $695,000 in the third quarter of 2003, and the provision for loan losses for the first nine months of 2004 was $2,080,000 compared to $1,755,000 recorded in the same period of 2003.  The higher provisions for loan losses were primarily a result of higher credit risk associated with higher loan growth.  Net internal loan growth for the third quarter of 2004 was $40 million compared to $35 million for the third quarter of 2003.  Net internal loan growth for the first nine months of 2004 was $119 million compared to $97 million for the same nine months of 2003.

          Noninterest income for the third quarter of 2004 amounted to $4,296,000, a 13.0% increase over the $3,802,000 recorded in the third quarter of 2003.  Noninterest income for the first nine months of 2004 amounted to $12,020,000, a 7.9% increase over the $11,137,000 recorded in the comparable period of 2003.  Except for fees from presold mortgages, most components of noninterest income increased, primarily as a result of the Company’s growth – internal growth, as well as external growth from the acquisition of four branches from RBC Centura Bank in October 2003 that had $25 million in loans and $102 million in deposits.  Fees from presold mortgages have decreased significantly in 2004 as a result of a decline in mortgage refinancing activity caused by higher mortgage interest rates.  Fees from presold mortgages decreased from $565,000 in the third quarter of 2003 to $220,000 in the third quarter of 2004, and from $1,918,000 for the nine months ended September 30, 2003 to $698,000 for the same nine months in 2004.

          Contributing to the increases in noninterest income in 2004 were higher amounts of commissions from sales of insurance and financial products.  This line item includes commissions the Company receives from three sources - 1) sales of credit insurance associated with new loans, 2) commissions from the sales of investment, annuity, and long-term care insurance products, and 3) commissions from the sale of property and casualty insurance.  The following table presents these components for the three and nine month periods ended September 30, 2004 compared to the same periods in 2003:

	Three Months Ended September 30,				Nine Months Ended September 30,

($ in thousands)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change

Commissions earned from:

Sales of credit insurance	$72	73	(1)	-1.4%	$220	221	(1)	-0.5%
Sales of investments, annuities, and long term care insurance	74	68	6	8.8%	231	190	41	21.2%
Sales of property and casualty insurance	241	220	21	9.5%	632	545	87	16.0%

Total	$387	361	26	7.2%	$1,083	956	127	13.3%

          The Company’s data processing subsidiary makes its excess data processing capabilities available to area financial institutions for a fee.  These fees amounted to $104,000 and $304,000 for the three and nine month periods ended September 30, 2004, respectively, compared to $82,000 and $242,000 for the same periods in 2003, respectively.  The Company has been notified by three of the four financial institutions that utilize this service that they intend to terminate their contracts with the Company effective in the first quarter of 2005.  Fees from these three institutions amounted to $80,000 and $239,000 for the three and nine months ended September 30, 2004, respectively.

          The Company realized securities gains of $100,000 and $288,000 for the three and nine months ended September 30, 2004, respectively, compared to securities gains of $82,000 in the three and nine months ended September 30, 2003.  The 2004 securities sales were effected primarily in order to realize current income.

          Also, during the third quarter of 2004, the Company sold a former bank branch building for a gain of approximately $351,000, which is classified within “other gains, net” in the accompanying income statement.  Other gains, net, totaled $351,000 and $269,000 for the three and nine months ended September 30, 2004, respectively, compared to similar gains of $49,000 and $87,000 realized in the three and nine months ended September 30, 2003, respectively.

          Noninterest expenses for the three and nine months ended September 30, 2004 amounted to $11,092,000 and $32,446,000, respectively, increases of 19.6% and 16.4% from the amounts recorded in the same three and nine month periods in 2003.  The increase in noninterest expenses occurred in all categories and is associated with the overall growth of the Company in terms of branch network, employees and customer base.  The Company has opened four de novo branches and acquired four branches since September 30, 2003.  The acquisition of the four RBC Centura branches in October 2003 has resulted in incremental noninterest expense, including an increase in intangibles amortization, of approximately $500,000 per quarter.

          The provision for income taxes was $2,778,000 in the third quarter of 2004 compared to $2,819,000 in the third quarter of 2003, a decline of 1.5%.  The provision for income taxes for the nine months ended September 30, 2004 amounted to $7,864,000 compared to $8,006,000 for the first nine months of 2003.  Although the effective tax rates did not vary significantly among the periods presented, amounting to 35%-36% in each period, the effective tax rate for each of the periods in 2004 was approximately 1.0% lower than the comparable periods in 2003, due largely to having a higher percentage of income that is not subject to state income taxes in 2004 compared to 2003.  In the normal course of business, the Company carries out various tax planning initiatives in order to manage its effective tax rate.

          The Consolidated Statements of Comprehensive Income reflect other comprehensive income of $1,207,000 for the three months ended September 30, 2004 and other comprehensive loss of $319,000 for the nine months ended September 30, 2004 compared to other comprehensive loss of $351,000 and $46,000 for the three and nine months ended September 30, 2003, respectively.  Fluctuations in the fair market value of the Company’s available-for-sale securities portfolio is the primary factor in the amounts of other comprehensive income/loss reflected by the Company.  The Company’s available-for-sale securities portfolio is mostly comprised of fixed income securities that decline in value when market yields for fixed income securities increase and increase in value when market yields for fixed income securities decline.  In the third quarter of 2004, despite increases in the prime rate of interest, long-term interest rates declined, which increased the value of the Company’s available-for-sale securities portfolio and resulted in other comprehensive income of $1,207,000 for the quarter.  For the nine months ended September 30, 2004, there has been an overall rise in long-term interest rates, resulting in a net decrease in the value of the Company’s available-for-sale portfolio, which was the primary factor in the other comprehensive loss of $319,000 for that same time period.  Because the Company expects to receive full repayment, at maturity, of all of its securities with unrealized losses, all of the unrealized losses are considered to be “temporary” unrealized losses.

          Note 4 to the consolidated financial statements contains pro forma net income and earnings per share information as if the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123).  The note reflects that if the Company had applied Statement 123, net income would have been reduced by approximately $50,000 for the three month periods ended September 30, 2004 and 2003, respectively, and that net income for the nine month periods ended September 30, 2004 and 2003 would have been reduced by $1,238,000 and $261,000, respectively.  The higher amount of pro forma option expense for the nine months ended September 30, 2004 is primarily due to the Company granting 95,006 employee options in April 2004 with immediate vesting (under Statement 123, expense related to the fair market value of options is recognized when the options vest).  Prior to that grant, all previous employee option grants had five year vesting periods (20% vesting each year), and thus the amount of expense related to options was generally spread over the five year vesting period.  The Company expects that future employee stock option grants will revert to having five year vesting periods.

FINANCIAL CONDITION

          Total assets at September 30, 2004 amounted to $1.61 billion, 18.6% higher than a year earlier.  Total loans at September 30, 2004 amounted to $1.34 billion, a 17.0% increase from a year earlier, and total deposits amounted to $1.32 billion at September 30, 2004, a 15.6% increase from a year earlier.  The Company’s acquisition of four RBC Centura Bank branches on October 27, 2003 contributed to the year-over-year increases. As of the acquisition date, the four RBC Centura Bank branches had $25 million in loans and $102 million in deposits.

          The following tables present information regarding the nature of the Company’s growth since September 30, 2003.

October 1, 2003 to September 30, 2004	Balance at beginning of period	Internal Growth	Growth from Acquisitions	Balance at end of period	Total percentage growth	Percentage growth, excluding acquisitions

	($ in thousands)

Loans	$1,142,900	169,872	24,811	1,337,583	17.0%	14.9%

Deposits - Noninterest bearing	$130,521	1,214	29,056	160,791	23.2%	0.9%
Deposits - Savings, NOW, and Money Market	413,511	13,966	35,667	463,144	12.0%	3.4%
Deposits - Time>$100,000	228,906	55,432	4,650	288,988	26.2%	24.2%
Deposits - Time<$100,000	370,860	6,249	32,593	409,702	10.5%	1.7%

Total deposits	$1,143,798	76,861	101,966	1,322,625	15.6%	6.7%

January 1, 2004 to September 30, 2004

Loans	$1,218,895	118,688	—	1,337,583	9.7%	9.7%

Deposits - Noninterest bearing	$146,499	14,292	—	160,791	9.8%	9.8%
Deposits - Savings, NOW, and Money Market	462,876	268	—	463,144	0.1%	0.1%
Deposits - Time>$100,000	238,535	50,453	—	288,988	21.2%	21.2%
Deposits - Time<$100,000	401,454	8,248	—	409,702	2.1%	2.1%

Total deposits	$1,249,364	73,261	—	1,322,625	5.9%	5.9%

          As can be seen in the first table, over the past twelve months the Company’s internal growth rates for loans and deposits were 14.9% and 6.7% respectively, with the growth resulting from acquisitions increasing the overall growth in loans to 17.0% and deposits to 15.6%.  All of the growth in 2004 has been internally generated, as the Company has not completed any acquisitions in 2004.  The Company opened two de novo branches in the fourth quarter of 2003, and one de novo branch each in the months of January and July 2004, which contributed to the internal growth.

          The mix of the Company’s loan portfolio remains substantially at September 30, 2004 compared to December 31, 2003 with approximately 85% of the Company’s loans being real estate loans, 10% being commercial, financial, and agricultural loans, and the remaining 5% being consumer installment loans.

          Among deposits, the time deposits greater than $100,000 category has experienced significantly more growth than the other deposit categories due to the following reasons:  1) the Company has attractively priced time deposits greater than $100,000 in order to fund loan growth, and 2) during the third quarter of 2004, the Company entered the “brokered deposit” market and gathered $22 million in such deposits – see additional discussion below in the section entitled “Liquidity, Commitments, and Contingencies.”

Nonperforming Assets

          Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate.  Nonperforming assets are summarized as follows:

($ in thousands)	September 30, 2004	December 31, 2003	September 30, 2003

Nonperforming loans:
Nonaccrual loans	$3,637	4,274	4,343
Restructured loans	18	21	21
Accruing loans > 90 days past due	—	—	—

Total nonperforming loans	3,655	4,295	4,364
Other real estate	1,877	1,398	929

Total nonperforming assets	$5,532	5,693	5,293

Nonperforming loans to total loans	0.27%	0.35%	0.38%
Nonperforming assets as a percentage of loans and other real estate	0.41%	0.47%	0.46%
Nonperforming assets to total assets	0.34%	0.39%	0.39%
Allowance for loan losses to total loans	1.07%	1.11%	1.11%

          Management has reviewed the collateral for the nonperforming assets, including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

          Nonperforming loans (which includes nonaccrual loans and restructured loans) as of September 30, 2004, December 31, 2003, and September 30, 2003 totaled $3,655,000, $4,295,000, and $4,364,000, respectively.  Nonperforming loans as a percentage of total loans amounted to 0.27%, 0.35%, and 0.38%, at September 30, 2004, December 31, 2003, and September 30, 2003, respectively.  The variances in nonperforming loans among the periods have been primarily due to changes in nonaccrual loans, as restructured loans have not changed significantly.  In the first half of 2004, the Company’s nonaccrual loans declined by a net of approximately $1.0 million primarily as a result of the removal of five loans from nonaccrual status, each of which had an outstanding loan balance of between $225,000 and $325,000 at December 31, 2003.  Three of the five loans were liquidated during the first half of 2004 with no material loss to the Company, while two of the loans were foreclosed upon and the real estate collateral was recorded as other real estate.  In the third quarter of 2004, the Company’s largest nonaccrual loan relationship was reduced to zero through a combination of payments received, property foreclosures, and charge-offs.  The balance of this nonaccruing loan was $640,000 and $663,000 at June 30, 2004 and December 31, 2003, respectively.  During the third quarter of 2004, the Company received payments of $42,000, foreclosed on property with a value of $100,000, and the remaining balance of $498,000 was charged-off. Of the amount charged-off, $430,000 had been reserved specifically for this relationship in prior periods, and thus this charge-off did not significantly impact the Company’s provision for loan losses in the third quarter of 2004.  The balance of the Company’s nonaccrual loans increased slightly from the second quarter of 2004 to the third quarter of 2004 ($3.3 million to $3.6 million) as a result of several smaller relationships that were placed on nonaccrual status during the quarter, which more than offset the impact of the resolution of the large nonaccrual relationship.

          At September 30, 2004, December 31, 2003, and September 30, 2003, the recorded investment in loans considered to be impaired was $1,066,000, $1,449,000, and $1,571,000, respectively, all of which were on nonaccrual status.  The decrease in impaired loans at September 30, 2004 is largely a result of the disposition of the Company’s largest nonaccrual relationship discussed above.  At September 30, 2004, December 31, 2003, and September 30, 2003, the portion of the allowance for loan losses assigned to impaired loans was $150,000 (two of the five impaired loans totaling $575,000 at September 30, 2004 had an assigned valuation allowance), $341,000

(related to five of the seven impaired loans with a total balance of $1,207,000), and $331,000 (five of the seven impaired loans totaling $889,000 at September 30, 2003 had an assigned valuation allowance), respectively.  The average recorded investments in impaired loans during the nine month period ended September 30, 2004, the year ended December 31, 2003, and the nine months ended September 30, 2003 were approximately $1,251,000, $1,590,000, and $1,625,000, respectively.  For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

          The Company’s other real estate owned amounted to $1,877,000, $1,398,000, and $929,000 at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.  The increase in other real estate from December 31, 2003 to September 30, 2004 is primarily attributable to the foreclosure of two loans that were on nonaccrual status at December 31, 2003 with real estate collateral totaling $552,000.  The Company's management has reviewed recent appraisals of its owned real estate and believes that their fair values, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

Summary of Loan Loss Experience

          The allowance for loan losses is created by direct charges to operations.  Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible.  The recoveries realized during the period are credited to this allowance.

          The Company has no foreign loans, few agricultural loans and does not engage in significant lease financing or highly leveraged transactions.  Commercial loans are diversified among a variety of industries.  The majority of the Company’s real estate loans are primarily various personal and commercial loans where real estate provides additional security for the loan.  Collateral for virtually all of these loans is located within the Company’s principal market area.

          The provision for loan losses in the third quarter of 2004 was $770,000 compared to $695,000 in the third quarter of 2003, and the provision for loan losses for the first nine months of 2004 was $2,080,000 compared to $1,755,000 recorded in the same period of 2003.  The higher provisions for loan losses were primarily a result of higher credit risk associated with higher loan growth.  Net internal loan growth for the third quarter of 2004 was $40 million compared to $35 million for the third quarter of 2003.  Net internal loan growth for the first nine months of 2004 was $119 million compared to $97 million for the same nine months of 2003.

          At September 30, 2004, the allowance for loan losses amounted to $14,351,000, compared to $13,569,000 at December 31, 2003 and $12,700,000 at September 30, 2003.  The allowance for loan losses as a percentage of total loans was 1.07% at September 30, 2004 and 1.11% as of December 31, 2003 and September 30, 2003.  The decrease in this percentage in 2004 is due to the $498,000 charge-off related to the disposition of the Company’s largest nonaccrual relationship discussed previously.

          Management believes the Company’s reserve levels are adequate to cover probable loan losses on the loans outstanding as of each reporting date.  It must be emphasized, however, that the determination of the reserve using the Company's procedures and methods rests upon various judgments and assumptions about economic conditions and other factors affecting loans.  No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings.

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

($ in thousands)	Nine Months Ended September 30, 2004	Twelve Months Ended December 31, 2003	Nine Months Ended September 30, 2003

Loans outstanding at end of period	$1,337,583	1,218,895	1,142,900

Average amount of loans outstanding	$1,276,713	1,113,426	1,088,553

Allowance for loan losses, at beginning of period	$13,569	10,907	10,907

Total charge-offs	(1,416)	(1,341)	(904)
Total recoveries	118	240	191

Net charge-offs	(1,298)	(1,101)	(713)

Additions to the allowance charged to expense	2,080	2,680	1,755

Addition related to loans assumed in corporate acquisitions	—	1,083	751

Allowance for loan losses, at end of period	$14,351	13,569	12,700

Ratios:
Net charge-offs (annualized) as a percent of average loans	0.14%	0.10%	0.09%
Allowance for loan losses as a percent of loans at end of period	1.07%	1.11%	1.11%

          The increase in the Company’s level of net-charge-offs in 2004 is due to the $498,000 charge-off related to the disposition of the Company’s largest nonaccrual relationship discussed previously.

          Based on the results of the Company’s loan analysis and grading program and management’s evaluation of the allowance for loan losses at September 30, 2004, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2003.

Liquidity, Commitments, and Contingencies

          The Company’s liquidity is determined by its ability to convert assets to cash or acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis.  The Company’s primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments.  The Company’s securities portfolio is comprised almost entirely of readily marketable securities, which could also be sold to provide cash.

          In addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources - 1) an approximately $285 million line of credit with the Federal Home Loan Bank (of which $91 million was outstanding at September 30, 2004), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at September 30, 2004), and 3) an approximately $59 million line of credit through the Federal Reserve Bank of Richmond’s discount window (none of which was outstanding at September 30, 2004).

          In addition to the borrowing sources, the Company has the ability to access the brokered deposit market and did so for the first time in the third quarter of 2004.  The Company entered the brokered deposit market on a test basis in order to enhance its liquidity options and test the efficiency of the market. At September 30, 2004, the

Company had $22.1 million in brokered deposits, all with a maturity of nine months.  The Company has not decided whether it will use brokered deposits as a permanent funding source.

          The Company’s liquidity declined slightly from December 31, 2003 to September 30, 2004, as a result of loan growth of $119 million that exceeded deposit growth of $73 million (which included the $22 million in brokered deposits discussed above).  The Company’s loan to deposit ratio increased to 101.1% at September 30, 2004 compared to 97.6% at December 31, 2003.  As a result of the higher loan growth compared to deposit growth, the Company increased its borrowings from the $76 million outstanding at December 31, 2003 to $132 million at September 30, 2004 in order to maintain the Company’s internally targeted liquidity levels.

          The amount and timing of the Company’s contractual obligations and commercial commitments has not changed materially since December 31, 2003, detail of which is presented in Table 18 on page 52 of the Company’s 2003 Form 10-K.

          The Company is not involved in any legal proceedings that, in management’s opinion, could have a material effect on the consolidated financial position of the Company.

          The Company’s management believes its liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet its operating needs in the foreseeable future.  The Company will continue to monitor its liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.

Off-Balance Sheet Arrangements and Derivative Financial Instruments

          Off-balance sheet arrangements include transactions, agreements, or other contractual arrangements in which the Company has obligations or provides guarantees on behalf of an unconsolidated entity.  The Company has no off-balance sheet arrangements of this kind other than repayment guarantees associated with its previously discussed trust preferred securities – see Note 2 to the consolidated financial statements for additional discussion.

          Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics.  The Company has not engaged in derivative activities through September 30, 2004, and has no current plans to do so.

Capital Resources

          The Company is regulated by the Board of Governors of the Federal Reserve Board (FED) and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission.  The Company’s banking subsidiary is regulated by the Federal Deposit Insurance Corporation (FDIC) and the North Carolina Office of the Commissioner of Banks.  The Company is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.

          The Company must comply with regulatory capital requirements established by the FED and FDIC.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  These capital standards require the Company to maintain minimum ratios of “Tier 1” capital to total risk-weighted assets and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.  Tier 1 capital is comprised of total shareholders’ equity calculated in accordance with generally accepted accounting principles, excluding accumulated other comprehensive income (loss), less intangible assets, and total capital is comprised of

Tier 1 capital plus certain adjustments, the largest of which for the Company is the allowance for loan losses.  Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company, adjusted for their related risk levels using formulas set forth in FED and FDIC regulations.

          In addition to the risk-based capital requirements described above, the Company is subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital (as defined above) to quarterly average total assets of 3.00% to 5.00%, depending upon the institution’s composite ratings as determined by its regulators.  The FED has not advised the Company of any requirement specifically applicable to it.

          At September 30, 2004, the Company’s capital ratios exceeded the regulatory minimum ratios discussed above.  The following table presents the Company’s capital ratios and the regulatory minimums discussed above for the periods indicated.

	September 30, 2004	December 31, 2004	September 30, 2003

Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	10.92%	11.51%	11.38%
Minimum required Tier I capital	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	11.94%	12.56%	12.42%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted most recent quarter average assets	8.92%	9.44%	9.33%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

          The Company’s capital ratios have not changed significantly among the periods presented.  From September 30, 2003 to December 31, 2003, the Company’s capital levels were affected by the Company’s acquisition of four branches from RBC Centura Bank on October 24, 2003, the impact of which was largely offset by the Company’s issuance of $20 million in trust preferred securities during December 2003.  The Company’s capital ratios have decreased slightly in 2004 as a result of the Company’s growth and the effect of stock repurchases that have been made to manage the Company’s number of outstanding shares of common stock.

          As discussed in more detail in “Current Accounting Matters” above, in May 2004, the Federal Reserve Board issued a proposal concerning the regulatory capital treatment of trust preferred securities by bank holding companies.  Under the terms of the proposal, trust preferred securities would continue to be includable as Tier I capital, but with slightly more restrictive limits.  If adopted as a final rule, the Company does not expect that this proposal will have a material impact on the Company’s regulatory capital ratios.

          The Company’s bank subsidiary is also subject to similar capital requirements as those discussed above.  The bank subsidiary’s capital ratios do not vary materially from the Company’s capital ratios presented above.  At September 30, 2004, the Company’s bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

SHARE REPURCHASES

          The Company routinely issues new shares of common stock into the Company’s dividend reinvestment plan and to satisfy stock option exercises.  In order to manage the number of common shares outstanding, the Company frequently repurchases shares of its common stock.  During the first nine months of 2004, the Company issued a total of 127,000 common shares (into the dividend reinvestment plan and to satisfy stock option exercises), while approximately 192,000 shares were repurchased.  Additional information regarding those repurchases is provided in the following paragraph and is also presented in Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

          During the third quarter of 2004, the Company repurchased 78,035 shares of its common stock at an average price of $32.50 per share.  For the nine months ended September 30, 2004, the Company repurchased 192,277 shares of its common stock at an average price of $32.31 per share.  During the third quarter of 2004, the Company completed a 200,000 share repurchase authorization that was announced on April 23, 2003.  At September 30, 2004, the Company had approximately 218,000 shares available for repurchase under a 250,000 share repurchase authorization that was announced on July 30, 2004.  The Company plans to repurchase these shares in open market and privately negotiated transactions, as market conditions and the Company’s liquidity warrant, subject to compliance with applicable regulations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

          Net interest income is the Company’s most significant component of earnings.  Notwithstanding changes in volumes of loans and deposits, the Company’s level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities.  It is the Company’s policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations.  The Company’s exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates.  Over the years, the Company has been able to maintain a fairly consistent yield on average earning assets (net interest margin).  Over the past five calendar years the Company’s net interest margin has ranged from a low of 4.23% (realized in 2001) to a high of 4.58% (realized in 2002).  During that five year period the prime rate of interest has ranged from a low of 4.00% to a high of 9.50%.

          Using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are included in the period of their expected call), at September 30, 2004 the Company had $316 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets.  This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment.  However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions.  Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products.  For example, included in interest-bearing liabilities at September 30, 2004 subject to interest rate changes within one year are deposits totaling $463 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management.  These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

          Thus, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates.  Similarly, management would not expect a significant increase in near term net interest income from falling interest rates (In fact, it has been the Company’s experience that each interest rate cut occurring during the past three years has negatively impacted (at least temporarily) the Company’s net interest margin).  Generally, when rates change, the Company’s interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while the Company’s interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change.  The net effect is that in the twelve month horizon, as rates change, the impact of having a higher level of interest-sensitive liabilities is substantially negated by the later and typically lower proportionate change these liabilities experience compared to interest sensitive assets.  However, the rate cuts totaling 75 basis points that occurred in late 2002 and mid-2003 have had a more pronounced and a longer lasting negative impact on the Company’s net interest margin than previous rate cuts because of the inability of the Company to reset deposit rates by an amount (because of their already near-zero rates) that would offset the negative impact of the rate cut on the yields earned on the Company’s interest earning assets.  Additionally, as previously discussed, over the past two years, the Company has originated significantly more adjustable rate loans compared to fixed rate loans.  Adjustable rate loans generally carry lower initial interest rates than fixed rate loans. For these reasons, the second quarter of 2004 marked the fifth consecutive quarter of declining net interest margins.  Since June 30, 2004, the Federal Reserve has increased interest rates three times totaling 75 basis points, which is largely responsible for the Company’s net interest margin reversing its downward trend and increasing from 4.26% in the second quarter of 2004 to 4.28% in the third quarter of 2004.  The Company expects that the Company’s net interest margin will continue to improve slightly in the fourth quarter of 2004 as a result of the recent rate increases.  The likelihood of future improvements in the Company’s net interest margin is dependent on future actions by the Federal Reserve, as well as the Company’s ability to manage changes in rates paid on deposits, which will depend largely on actions taken by the Company’s competitors.

          The Company has no market risk sensitive instruments held for trading purposes, nor does it maintain any foreign currency positions.

          See additional discussion of the Company’s net interest margin in the “Components of Earnings” section above.

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

FORWARD-LOOKING STATEMENTS

          Part I of this report contains statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties.  Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning opinions or judgment of the Company and its management about future events.  Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company’s customers, the Company’s level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions.

P art II.  Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)

January 1, 2004 to January 31, 2004	—	$—	—	160,554
February 1, 2004 to February 29, 2004	28,000	33.56	28,000	132,554
March 1, 2004 to March 31, 2004	21,942	33.15	21,942	110,612

Total – January 1, 2004 to March 31, 2004	49,942	33.38	49,942	110,612

April 1, 2004 to April 30, 2004	2,000	32.06	2,000	108,612
May 1, 2004 to May 31, 2004	25,000	30.03	25,000	83,612
June 1, 2004 to June 30, 2004	37,300	31.98	37,300	46,312

Total – April 1, 2004 to June 30, 2004	64,300	31.24	64,300	46,312

July 1, 2004 to July 31, 2004	5,000	29.66	5,000	41,312
August 1, 2004 to August 31, 2004	24,500	30.07	24,500	266,812
September 1, 2004 to September 30, 2004	48,535	33.51	48,535	218,277

Total – July 1, 2004 to September 30, 2004	78,035	32.50	78,035	218,277

Total – January 1, 2004 to September 30, 2004	192,277	$32.31	192,277	218,277

Footnotes to the Above Table

(1)

All shares were repurchased pursuant to publicly announced share repurchase authorizations.  The first 46,312 shares repurchased in the third quarter of 2004 completed a 200,000 share repurchase authorization that was announced on April 23, 2003.  On July 30, 2004, the Company announced that its Board of Directors had approved the repurchase of an additional 250,000 shares of the Company’s common stock.  The repurchase authorization does not have an expiration date.  Other than the completion of the April 23, 2003 share repurchase authorization, there were no plans or programs that expired during the period covered by the table.  There are no plans or programs the issuer has determined to terminate prior to expiration, or under which the issuer does not intend to make further purchases.

(2)

The shares included in the table above do not include shares that were used by option holders to satisfy the exercise price of the Company’s call options issued by the Company to its employees and directors pursuant to the 1994 First Bancorp Stock Option Plan.  In January 2004, 2,913 shares of the Company’s common stock, with a weighted average market price of $33.37, were used to satisfy such exercises.  In February 2004, 2,812 shares of the Company’s common stock, with a weighted average market price of $33.78, were used to satisfy such exercises.  There were no such exercises from March 1, 2004 through September 30, 2004.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed with this report or, as noted, are incorporated by reference. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

3.a

Copy of Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference.

3.b

Copy of the Amended and Restated Bylaws of the Company was filed as Exhibit 3.b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.

10.o	Copy of First Bancorp Long Term Care Insurance Plan.*

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	There were four reports on Form 8-K filed during the quarter ended September 30, 2004.

On July 22, 2004, the Company filed a report on Form 8-K regarding its July 22, 2004 news release in which it announced its earnings for the three and nine month periods ended June 30, 2004.  The full text of the news release was attached as Exhibit 99(a) to this Form 8-K filing.

On July 30, 2004, the Company filed a report on Form 8-K regarding its July 30, 2004 news release in which it was reported that an additional 250,000 shares of the Company’s common stock had been approved for repurchase by the Company’s board of directors.  The full text of the news release was attached as Exhibit 99(a) to this Form 8-K filing.

On August 25, 2004, the Company filed a report on Form 8-K regarding its August 25, 2004 news release in which it was announced that its Board of Directors had declared a cash dividend of 25 cents per share payable to shareholders of record as of September 30, 2004.  The 25 cents per share represented a 4.2% increase over the previous dividend rate of 24 cents per share.  The full text of the news release was attached as Exhibit 99(a) to this Form 8-K filing.

On September 30, 2004, the Company filed a report on Form 8-K regarding its news release dated September 29, 2004, which announced a three-for-two stock split payable on November 15, 2004 to shareholders of record as of October 29, 2004..  The full text of the news release was attached as Exhibit 99(a) to this Form 8-K filing.

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

November 5, 2004	BY:	James H. Garner

James H. Garner
President
(Principal Executive Officer), Treasurer and Director

November 5, 2004	BY:	Anna G. Hollers

Anna G. Hollers
Executive Vice President and Secretary

November 5, 2004	BY:	Eric P. Credle

Eric P. Credle
Senior Vice President and Chief Financial Officer