Form 10-K
period 2004-12-31
FIRST BANCORP /NC/
filed 2005-03-15
CIK 811589

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                         Commission File Number 0-15572

                                  FIRST BANCORP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           North Carolina                                              56-1421916
----------------------------------------               -------------------------------------------
       (State of Incorporation)                        (I.R.S. Employer Identification Number)

     341 North Main Street, Troy, North Carolina                      27371-0508
------------------------------------------------       -------------------------------------------
      (Address of Principal Executive Offices)                          (Zip Code)

 Registrant's telephone number, including area code                  (910)   576-6171
                                                       -------------------------------------------

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated  filer (as
defined in Exchange Act Rule 12b-2).    |X| YES |_| NO

      The aggregate market value of the voting stock, Common Stock, no par value, held by non-affiliates of the registrant, based on the closing price of the Common Stock as of June 30, 2004 as reported on the NASDAQ National Market System, was approximately $251,936,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

       The number of shares of the registrant's Common Stock outstanding on March 11, 2005 was 14,118,859.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

================================================================================

                              CROSS REFERENCE INDEX

                                                                                                             Begins on
                                                                                                              Page (s)
                                                                                                              --------
PART I
     Item 1       Business                                                                                         4
     Item 2       Properties                                                                                      12
     Item 3       Legal Proceedings                                                                               12
     Item 4       Submission of Matters to a Vote of Shareholders                                                 12

PART II
     Item 5       Market for the Registrant's Common Stock, Related Shareholder
                      Matters, and Issuer Purchases of Equity Securities                                          12
     Item 6       Selected Consolidated Financial Data                                                          13,42
     Item 7       Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                   14
                    Critical Accounting Policies                                                                  14
                    Merger and Acquisition Activity                                                               16
                    Statistical Information
                        Net Interest Income                                                                     20,43
                        Provision for Loan Losses                                                               21,49
                        Noninterest Income                                                                      22,44
                        Noninterest Expenses                                                                    24,44
                        Income Taxes                                                                            24,45
                        Stock-Based Compensation                                                                  24
                        Distribution of Assets and Liabilities                                                  26,45
                        Securities                                                                              27,45
                        Loans                                                                                   28,47
                        Nonperforming Assets                                                                    29,48
                        Allowance for Loan Losses and Loan Loss Experience                                      30,48
                        Deposits                                                                                32,50
                        Borrowings                                                                                33
                        Liquidity, Commitments, and Contingencies                                               34,51
                        Off-Balance Sheet Arrangements and Derivative Financial Instruments                       35
                        Interest Rate Risk (Including Quantitative
                                 and Qualitative Disclosures About Market Risk)                                 35,51
                        Return on Assets and Equity                                                             37,52
                        Capital Resources and Shareholders' Equity                                              37,52
                        Inflation                                                                                 39
                        Current Accounting and Regulatory Matters                                                 39
     Item 7A      Quantitative and Qualitative Disclosures About Market Risk                                      41
     Forward-Looking Statements                                                                                   41
     Item 8       Financial Statements and Supplementary Data:
                  Consolidated Balance Sheets as of December 31, 2004 and 2003                                    54
                  Consolidated Statements of Income for each of the years in the
                      three-year period ended December 31, 2004                                                   55
                  Consolidated Statements of Comprehensive Income for each of the
                      years in the three-year period ended December 31, 2004                                      56

                                                                                                               Begins on
                                                                                                               Page (s)
                                                                                                               --------
                  Consolidated Statements of Shareholders' Equity for each of the years
                      in the three-year period ended December 31, 2004                                            57
                  Consolidated Statements of Cash Flows for each of the years
                      in the three-year period ended December 31, 2004                                            58
                  Notes to Consolidated Financial Statements                                                      59
                  Independent Auditors' Report                                                                    89
                  Selected Consolidated Financial Data                                                            42
                  Quarterly Financial Summary                                                                     53

     Item 9       Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosures                                                                  90
     Item 9A      Controls and Procedures                                                                         90
     Item 9B      Other Information                                                                               90

PART III
     Item 10      Directors and Executive Officers of the Registrant; Compliance
                      with Section 16 (a) of the Exchange Act                                                     91*
     Item 11      Executive Compensation                                                                          91*
     Item 12      Security Ownership of Certain Beneficial Owners and Management                                  91*
     Item 13      Certain Relationships and Related Transactions                                                  92*
     Item 14      Principal Accountant Fees and Services                                                          92*

Part IV
     Item 15      Exhibits and Financial Statement Schedules                                                      92

SIGNATURES                                                                                                        95

* Information called for by portions of Part III (Items 10 through 14) is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART I

Item 1. Business

General Description

The Company

      First Bancorp (the "Company") is a bank holding company. The principal activity of the Company is the ownership and operation of First Bank (the "Bank"), a state chartered bank with its main office in Troy, North Carolina. The Company also owns and operates two nonbank subsidiaries: Montgomery Data Services, Inc. ("Montgomery Data"), a data processing company, and First Bancorp Financial Services, Inc. ("First Bancorp Financial"), which owns and operates various real estate. Each of these subsidiaries are fully consolidated for financial reporting purposes. The Company is also the parent to three statutory business trusts created under the laws of the State of Delaware, which have issued a total of $41.2 million in trust preferred debt securities. Under current accounting requirements, these three statutory business trusts are not consolidated for financial reporting purposes - see discussion of FIN 46 in "Current Accounting and Regulatory Matters" under Item 7 below.

      The Company was incorporated in North Carolina on December 8, 1983, as Montgomery Bancorp, for the purpose of acquiring 100% of the outstanding common stock of the Bank through stock-for-stock exchanges. On December 31, 1986, the Company changed its name to First Bancorp to conform its name to the name of the Bank, which had changed its name from Bank of Montgomery to First Bank in 1985.

      The Bank was organized in 1934 and began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated. As of December 31, 2004, the Bank operated in a 23 county area centered in Troy, North Carolina. Troy, population 3,400, is located in the center of Montgomery County, approximately 60 miles east of Charlotte, 50 miles south of Greensboro, and 80 miles southwest of Raleigh. The Bank conducts business from 59 branches located within a 120-mile radius of Troy, covering principally a geographical area from Latta, South Carolina to the southeast, to Wallace, North Carolina to the east, to Radford, Virginia to the north, to Wytheville, Virginia to the northwest, and Harmony, North Carolina to the west. Of the Bank's 59 branches, 53 are in North Carolina, with three branches each in South Carolina and Virginia (where the Bank operates under the name "First Bank of Virginia"). Ranked by assets, the Bank was the 7th largest bank in North Carolina as of December 31, 2004.

      The Bank has two wholly owned subsidiaries, First Bank Insurance Services, Inc. ("First Bank Insurance") and First Montgomery Financial Services Corporation ("First Montgomery"). First Bank Insurance was acquired as an active insurance agency in 1994 in connection with the Company's acquisition of a bank that had an insurance subsidiary. On December 29, 1995, the insurance agency operations of First Bank Insurance were divested. From December 1995 until October 1999, First Bank Insurance was inactive. In October 1999, First Bank Insurance began operations again as a provider of non-FDIC insured investments and insurance products. Currently, First Bank Insurance's primary business activity is the placement of property and casualty insurance coverage. First Montgomery, a Virginia company incorporated on November 2, 2001, was formed to acquire real estate in Virginia and lease the property to the Bank. First Troy Realty Corporation ("First Troy") was incorporated on May 12, 1999 and is a subsidiary of First Montgomery. First Troy allows the Bank to centrally manage a portion of its residential, mortgage, and commercial real estate loan portfolio. As discussed in the last paragraph of "General Business" below, the Company intends to dissolve First Montgomery and First Troy in 2005.

      The Company's principal executive offices are located at 341 North Main Street, Troy, North Carolina 27371-0508, and its telephone number is (910) 576-6171. Unless the context requires otherwise, references to the "Company" in this annual report on Form 10-K shall mean collectively First Bancorp and its consolidated subsidiaries.

General Business

      The Bank engages in a full range of banking activities, providing such services as checking, savings, NOW and money market accounts and other time deposits of various types; loans for business, agriculture, real estate, personal uses, home improvement and automobiles; credit cards; debit cards; letters of credit; IRAs; safe deposit box rentals; bank money orders; and electronic funds transfer services, including wire transfers, automated teller machines, and bank-by-phone capabilities. In December 2004, the Bank also began offering its internet banking product, with on-line bill-pay and cash management features. Because the majority of the Bank's customers are individuals and small to medium-sized businesses located in the counties it serves, management does not believe that the loss of a single customer or group of customers would have a material adverse impact on the Bank. There are no seasonal factors that tend to have any material effect on the Bank's business, and the Bank does not rely on foreign sources of funds or income. Because the Bank operates primarily within the central Piedmont region of North Carolina, the economic conditions within that area could have a material impact on the Company. See additional discussion below in the section entitled "Territory Served and Competition."

      Beginning in 1999, First Bank Insurance began offering non-FDIC insured investment and insurance products, including mutual funds, annuities, long-term care insurance, life insurance, and company retirement plans, as well as financial planning services (the "investments division"). In May 2001, First Bank Insurance added to its product line when it acquired two insurance agencies that specialized in the placement of property and casualty insurance. In October 2003, the "investment division" of First Bank Insurance became a part the Bank. The primary activity of First Bank Insurance is now the placement of property and casualty insurance products.

      Montgomery   Data's  primary  business  is  to  provide   electronic  data
processing services for the Bank. Ownership and operation of Montgomery Data allows the Company to do all of its electronic data processing without paying fees for such services to an independent provider. Maintaining its own data processing system also allows the Company to adapt the system to its individual needs and to the services and products it offers. Although not a significant source of income, Montgomery Data has historically made its excess data processing capabilities available to area financial institutions for a fee. At December 31, 2004, Montgomery Data had five outside customers that provided gross revenues of $416,000, $333,000, and $303,000 for the years ended December 31, 2004, 2003, and 2002, respectively. However, three of the five customers have notified Montgomery Data that they intend to terminate their services with Montgomery Data and switch to a lower cost provider during the first half of 2005. These three customers provided $328,000 in gross revenue to Montgomery Data in 2004.

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

      First Bancorp Capital Trust I was organized in October 2002 for the purpose of issuing $20.6 million in debt securities. These borrowings are due on November 7, 2032 and were structured as trust preferred capital securities, which qualify as capital for regulatory capital adequacy requirements. These debt securities are callable by the Company at par on any quarterly interest payment date beginning on November 7, 2007. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 3.45%. This rate may not exceed 12.50% through November 2007.

      First Bancorp Capital Trust II and First Bancorp Capital Trust III were organized in December 2003 for the purpose of issuing $20.6 million in debt securities ($10.3 million were issued from each trust). These borrowings are due on December 19, 2033 and were also structured as trust preferred capital securities in order to qualify as regulatory capital. These debt securities are callable by the Company at par on any quarterly interest payment date beginning on January 23, 2009. The interest rate on these debt securities adjusts on a quarterly basis at a weighted average rate of three-month LIBOR plus 2.70%.

      First Montgomery was incorporated on November 2, 2001. First Montgomery's business activities are currently limited to the selection and acquisition of real estate in Virginia that is leased to the Bank for use as bank branches. First Troy was incorporated on May 12, 1999 as a subsidiary of the Bank. Upon the formation of First Montgomery as a subsidiary of the Bank, the Bank contributed its interest in First Troy to First Montgomery, resulting in First Troy becoming a subsidiary of First Montgomery. First Troy allows the Bank to centrally manage a portion of its residential, mortgage, and commercial real estate loan portfolio. First Troy has elected to be treated as a real estate investment trust for tax purposes. In 2005, in response to evolving taxing authority developments (discussed in more detail in "Liquidity, Commitments, and Contingencies" under Item 7 below), the Company intends to dissolve and liquidate First Montgomery and First Troy by transferring the assets and liabilities of each of these subsidiaries up-stream to the Bank.

Territory Served and Competition

      The Company's headquarters are located in Troy, Montgomery County, North Carolina. The Company serves primarily the south central area of the Piedmont region of North Carolina. The following table presents, for each county the Company operates in, the number of bank branches operated by the Company within the county, the approximate amount of deposits with the Company in the county as of December 31, 2004, the Company's approximate market share, and the number of bank competitors located in the county. The following table does not include the Company's approximately $50 million in wholesale brokered deposits.

                         No. of         Deposits        Market     Number of
         County          Branches     (in millions)     Share     Competitors
      ---------------  ----------    ---------------   --------   -----------
      Anson, NC             1          $      10          4.4%         4
      Cabarrus, NC          2                 25          1.3%         8
      Chatham, NC           2                 49          9.3%         9
      Davidson, NC          2                106          6.6%         8
      Dillon, SC            3                 61         26.3%         2
      Duplin, NC            2                 40         10.2%         7
      Guilford, NC          1                 34          0.5%        22
      Harnett, NC           3                 87         10.3%         7
      Iredell, NC           1                 20          1.3%        14
      Lee, NC               4                117         16.5%         6
      Montgomery, NC        5                 89         39.1%         4
      Montgomery, VA        1                  3          0.1%         9
      Moore, NC            10                305         24.3%        10
      Randolph, NC          4                 50          3.6%        14
      Richmond, NC          1                 20          4.9%         5
      Robeson, NC           5                123         14.1%         9
      Rockingham, NC        1                  8          0.6%         9
      Rowan, NC             2                 35          2.9%        10
      Scotland, NC          2                 41         15.8%         5
      Stanly, NC            4                 73         10.5%         5
      Wake, NC              1                 11          0.1%        21
      Washington, VA        1                 10          1.4%        12
      Wythe, VA             1                 22          5.4%         8
                         ----          ---------
          Total            59          $   1,339
                         ====          =========

      The Company's 59 branches and facilities are primarily located in small communities whose economies are based primarily on services, manufacturing and light industry. Although the Company's market is predominantly small communities and rural areas, the area is not dependent on agriculture. Textiles, furniture, mobile homes, electronics, plastic and metal fabrication, forest products, food products and cigarettes are among the leading manufacturing industries in the trade area. Leading producers of lumber, socks, hosiery and area rugs are located in Montgomery County. The Pinehurst area within Moore County is a widely known golf resort and retirement area. The High Point area is widely known for its furniture market. Additionally, several of the communities served by the Company are "bedroom" communities serving Charlotte, Raleigh and Greensboro in addition to smaller cities such as Albemarle, Asheboro, High Point, Pinehurst and Sanford.

      Approximately 23% of the Company's non-brokered deposit base is in Moore County, and, accordingly, material changes in competition, the economy or population of Moore County could materially impact the Company. No other county comprises more than 10% of the Company's deposit base.

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

      The Bank's board of directors reviews and approves loans that exceed management's lending authority, loans to executive officers, directors, and their affiliates and, in certain instances, other types of loans. New credit extensions are reviewed daily by the Bank's senior management and at least monthly by its board of directors.

      The Bank continually monitors its loan portfolio to identify areas of concern and to enable management to take corrective action. Lending officers and the board of directors meet periodically to review past due loans and portfolio quality, while assuring that the Bank is appropriately meeting the credit needs of the communities it serves. Individual lending officers are responsible for pursuing collection of past-due amounts and monitoring any changes in the financial status of borrowers.

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

Investment Policy and Procedures

      The Company has adopted an investment policy designed to optimize the Company's income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk objectives. Pursuant to this policy, the Company may invest in federal, state and municipal obligations, federal agency obligations, public housing authority bonds, industrial development revenue bonds, and Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Student Loan Marketing Association securities. Additionally, during 2001 the Company's board of directors approved limited investments in corporate bonds. Except for corporate bonds, the Company's investments must be rated at least Baa by Moody's or BBB by Standard and Poor's. Securities rated below A are periodically reviewed for creditworthiness. The Company may purchase non-rated municipal bonds only if such bonds are in the Company's general market area and determined by the Company to have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if they are judged to possess a high degree of credit soundness to assure reasonably prompt sale at a fair value. In 2001, the Company's board of directors authorized the Company to invest a portion of its security portfolio in high quality corporate bonds, with the amount of bonds related to any one issuer not to exceed the Company's legal lending limit. Prior to purchasing a corporate bond, the Company's management performs due diligence on the issuer of the bond, and the purchase is not made unless the Company believes that the purchase of the bond bears no more risk to the Company than would an unsecured loan to the same company.

      The Company's investment officers implement the investment policy, monitor the investment portfolio, recommend portfolio strategies, and report to the Company's investment committee. Reports of all purchases, sales, issuer calls, net profits or losses and market appreciation or depreciation of the bond portfolio are reviewed by the Company's board of directors each month. Once a quarter, the Company's interest rate risk exposure is evaluated by the board of directors. Once a year, the written investment policy is reviewed by the board of directors, and the Company's portfolio is compared with the portfolios of other companies of comparable size.

Mergers and Acquisitions

      As part of its operations, the Company has pursued an acquisition strategy over the years to augment its internal growth. The Company regularly evaluates the potential acquisition of, or merger with, and holds discussions with, various financial institutions. The Company's acquisitions to date have generally fallen into one of three categories - 1) an acquisition of a financial institution or branch thereof within a market in which the Company operates, 2) an acquisition of a financial institution or branch thereof in a market contiguous to a market in which the Company operates, or 3) an acquisition of a company that has products or services that the Company does not currently offer.

      The Company believes that it can enhance its earnings by pursuing these types of acquisition opportunities through any combination or all of the following: 1) achieving cost efficiencies, 2) enhancing the acquiree's earnings or gaining new customers by introducing a more successful banking model with more products and services to the acquiree's market base, 3) increasing customer satisfaction or gaining new customers by providing more locations for the convenience of customers, and 4) leveraging the Company's customer base by offering new products and services.

      In the last four years, the Company has made acquisitions in all three of the aforementioned categories of acquisitions. In 2001, acquisitions resulted in the Company adding $116.2 million in loans and $204.6 million in deposits, expanding into four contiguous markets (Lumberton, Pembroke, St. Pauls, and Thomasville), providing another branch for customers in one of the Company's newer markets (Salisbury), and giving the Company the ability to offer property and casualty insurance coverage. In 2002, the Company completed the acquisition of a branch within its market geography (Broadway, located in Lee County) with approximately $8.4 million in deposits and $3.1 million in loans. In 2003, the Company completed acquisitions that added approximately $72.5 million in loans and $160.8 million in deposits that were in the contiguous or nearly contiguous markets of Dillon County SC, Duplin County NC, Harmony NC, and Fairmont NC. In 2003, the Company also purchased another property and casualty insurance agency that provided efficiencies of scale when combined with the agency purchased in 2001. The Company did not complete any acquisitions during 2004.

      The Company plans to continue to evaluate acquisition opportunities that could potentially benefit the Company and its shareholders. These opportunities may include acquisitions that do not fit the categories discussed above. For a further discussion of recent acquisition activity, see "Merger and Acquisition Activity" under Item 7 below.

Employees

      As of December 31, 2004, the Company had 526 full-time and 74 part-time employees. The Company is not a party to any collective bargaining agreements and considers its employee relations to be good.

Supervision and Regulation

      As a bank holding company, the Company is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the North Carolina Office of the Commissioner of Banks (the "Commissioner"). The Bank is subject to supervision and examination by the Federal Deposit Insurance Corporation (the "FDIC") and the Commissioner. For additional information, see also Note 15 to the consolidated financial statements.

Supervision and Regulation of the Company

      The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is required to register as such with the Federal Reserve Board. The Company is also regulated by the Commissioner under the Bank Holding Company Act of 1984.

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

      In 1999, the U.S. enacted legislation that allowed bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act made significant changes in U.S. banking law, principally by repealing certain restrictive provisions of the 1933 Glass-Steagall Act. The Act lists certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under Section 4(c)(8) of the Bank Holding Company Act. The Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act. At the present time, the Company does not anticipate applying for status as a financial holding company under the Act.

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

      After the September 11, 2001 terrorist attacks in New York and Washington, D.C., the United States government acted in several ways to tighten control on activities perceived to be connected to money laundering and terrorist funding. A series of orders were issued that identify terrorists and terrorist organizations and require the blocking of property and assets of, as well as prohibiting all transactions or dealings with, such terrorists, terrorist organizations  and those  that  assist or  sponsor  them.  The USA  Patriot  Act substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposed new compliance and due diligence obligations, created new crimes and penalties, compelled the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarified the safe harbor from civil liability to customers. In addition, the United States Treasury Department issued regulations in cooperation with the federal banking agencies, the Securities and Exchange Commission, the Commodity Futures Trading Commission and the Department of Justice to require customer identification and verification, expand the money-laundering program requirement to the major financial services sectors, including insurance and unregistered investment companies, such as hedge funds, and facilitate and permit the sharing of information between law enforcement and financial institutions, as well as among financial institutions themselves. The United States Treasury Department also has created the Treasury USA Patriot Act Task Force to work with other financial regulators, the regulated community, law enforcement and consumers to continually improve the regulations. The Company has established policies and procedures to ensure compliance with the USA Patriot Act.

      In 2002, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") was signed into law. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934, as amended. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities;
(ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. The most significant expense associated with compliance with the Sarbanes-Oxley Act has been the internal control documentation and attestation requirements of Section 404 of the Act. In 2004, the Company's incremental external costs associated with complying with Section 404 of the Sarbanes-Oxley Act amounted to approximately $190,000. The Company expects to incur an additional $350,000-$400,000 in external costs related to
Section 404 in the first quarter of 2005 and an additional $150,000-$200,000 in the second quarter of 2005. The incremental costs relate to higher external audit fees and outside consultant fees. These amounts do not include the value of the significant internal resources devoted to compliance. As permitted by the Securities and Exchange Commission Release No. 34-50754, the registrant has not filed in this report the internal control reports required by Section 404 of the Sarbanes-Oxley Act. The Company expects to file these reports by May 2, 2005, as permitted by the aforementioned release.

Supervision and Regulation of the Bank

      Federal banking regulations applicable to all depository financial institutions, among other things: (i) provide federal bank regulatory agencies with powers to prevent unsafe and unsound banking practices; (ii) restrict preferential loans by banks to "insiders" of banks; (iii) require banks to keep information on loans to major shareholders and executive officers; and (iv) bar certain director and officer interlocks between financial institutions.

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

      The Bank is a member of the FDIC, which currently insures the deposits of member banks. For this protection, each bank pays a quarterly statutory assessment, based on its level of deposits, and is subject to the rules and regulations of the FDIC. The FDIC also is authorized to approve conversions, mergers, consolidations and assumptions of deposit liability transactions between insured banks and uninsured banks or institutions, and to prevent capital or surplus diminution in such transactions where the resulting, continuing, or assumed bank is an insured nonmember bank. In addition, the FDIC monitors the Bank's compliance with several banking statutes, such as the Depository Institution Management Interlocks Act and the Community Reinvestment Act of

1977. The FDIC also conducts periodic examinations of the Bank to assess its compliance with banking laws and regulations, and it has the power to implement changes in or restrictions on a bank's operations if it finds that a violation is occurring or is threatened.

      Neither the Company nor the Bank can predict what other legislation might be enacted or what other regulations might be adopted, or if enacted or adopted, the effect thereof on the Bank's operations.

      See "Capital Resources and Shareholders' Equity" under Item 7 below for a discussion of regulatory capital requirements.

Available Information

      The Company maintains a corporate Internet site at www.firstbancorp.com which contains a link within the "Investor Relations" section of the site to each of its filings with the Securities and Exchange Commission, including its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These filings are available, free of charge, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. These filings can also be accessed at the Securities and Exchange Commission's website located at www.sec.gov. Information included on the Company's Internet site is not incorporated by reference into this annual report.

Item 2. Properties

      The main offices of the Company, the Bank and First Bancorp Financial are owned by the Bank and are located in a three-story building in the central business district of Troy, North Carolina. The building houses administrative, training and bank teller facilities. The Bank's Operations Division, including customer accounting functions, offices and operations of Montgomery Data, and offices for loan operations, are housed in two one-story steel frame buildings approximately one-half mile west of the main office. Both of these buildings are owned by the Bank. The Company operates 59 bank branches. The Company owns all its bank branch premises except eleven branch offices for which the land and buildings are leased and four branch offices for which the land is leased but the building is owned. In addition, the Company leases one loan production office. There are no other options to purchase or lease additional properties. The Company considers its facilities adequate to meet current needs.

Item 3. Legal Proceedings

      Various legal proceedings may arise in the ordinary course of business and may be pending or threatened against the Company and/or its subsidiaries. However, neither the Company nor any of its subsidiaries is involved in any pending legal proceedings that management believes could have a material effect on the consolidated financial position of the Company.

Item 4. Submission of Matters to a Vote of Shareholders

      No matters were submitted to a vote of shareholders during the fourth quarter of 2004.

PART II

Item 5. Market for the Registrant's Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities

      The Company's common stock trades on the NASDAQ National Market System of the NASDAQ Stock Market under the symbol FBNC. Table 22, included in "Management's Discussion and Analysis" below, set forth the high and low market prices of the Company's common stock as traded by the brokerage firms that maintain a market in the Company's common stock and the dividends declared for the periods indicated. See "Business - Supervision and Regulation" above and Note 15 to the consolidated financial statements for a discussion of regulatory restrictions on the payment of dividends. As of December 31, 2004, there were approximately 2,600 shareholders of record and another 3,000 shareholders whose stock is held in "street name." There were no sales of unregistered securities during the year ended December 31, 2004.

Issuer Purchases of Equity Securities

      Pursuant to authorizations by the Company's board of directors, the Company has repurchased shares of common stock in private transactions and in open-market purchases. The most recent board of director authorization was announced on July 30, 2004 and authorized the repurchase of 375,000 shares of the Company's stock. During 2004, the Company repurchased a total of 300,816 shares of its common stock at an average price of $21.65. The following table sets forth information about the Company's stock repurchases for the three months ended December 31, 2004.

                                          Issuer Purchases of Equity Securities
---------------------------------------------------------------------------------------------------------------------------

                                                                            Total Number of Shares    Maximum Number of
                                                                             Purchased as Part of   Shares that May Yet Be
                                    Total Number of    Average Price Paid     Publicly Announced      Purchased Under the
           Period                Shares Purchased (2)       per Share        Plans or Programs (1)   Plans or Programs (3)
-----------------------------   ---------------------  ------------------   ----------------------  -----------------------
Month #1 (October 1, 2004 to
   October 31, 2004)                     12,251               $ 24.47                 12,251            315,165
Month #2 (November 1, 2004
   to November 30, 2004)                    150                 25.55                    150            315,015
Month #3 (December 1, 2004
   to December 31, 2004)                     --                    --                     --            315,015
                                        -------               -------                -------           --------
Total                                    12,401               $ 24.49                 12,401            315,015
                                        =======               =======                =======           ========

Footnotes to the Above Table

(1) All amounts prior to November 15, 2004 have been adjusted to reflect the 3-for-2 stock split paid by the Company on November 15, 2004.

(2) All shares were repurchased pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its Board of Directors had approved the repurchase of 375,000 shares of the Company's common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the issuer has determined to terminate prior to expiration, or under which the issuer does not intend to make further purchases.

(3) The shares included in the table above do not include shares that were used by option holders to satisfy the exercise price of the Company's call options issued by the Company to its employees and directors pursuant to the 1994 First Bancorp Stock Option Plan. In October 2004, 3,200 shares of the Company's common stock with a weighted average price of $25.57 were used to satisfy the exercise price of employee option exercises. In November 2004, 477 shares of the Company's common stock, with a weighted average market price of $25.20 were used to satisfy such exercises. In December 2004, 842 shares of the Company's common stock, with a weighted average market price of $29.30 were used to satisfy such exercises.

Item 6. Selected Consolidated Financial Data

      Table 1 sets forth selected consolidated financial data for the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Management's discussion and analysis is intended to assist readers in understanding the Company's results of operations and changes in financial position for the past three years. This review should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 54 of this report and the supplemental financial data contained in Tables 1 through 22 included with this discussion and analysis. All share data has been adjusted to reflect the 3-for-2 stock split paid on November 15, 2004.

CRITICAL ACCOUNTING POLICIES

      The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry. Certain of these principles involve a significant amount of judgment and/or use of estimates based on the Company's best assumptions at the time of the estimation. The Company has identified three policies as being more sensitive in terms of judgments and estimates, taking into account their overall potential impact to the Company's consolidated financial statements - 1) the allowance for loan losses, 2) tax uncertainties, and 3) intangible assets.

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

Tax Uncertainties

      The Company reserves for tax uncertainties in instances when it has taken a position on a tax return that may differ from the opinion of the applicable taxing authority. In accounting for tax contingencies, the Company assesses the relative merits and risks of certain tax transactions, taking into account statutory, judicial and regulatory guidance in the context of the Company's tax position. For those matters where it is probable that the Company will have to pay additional taxes, interest or penalties and a loss or range of losses can be reasonably estimated, the Company records reserves in the consolidated financial statements. For those matters where it is reasonably possible but not probable that the Company will have to pay additional taxes, interest or penalties and the loss or range of losses can be reasonably estimated, the Company only makes disclosures in the notes and does not record reserves in the consolidated financial statements. The process of concluding that a loss is reasonably possible or probable and estimating the amount of loss or range of losses and related tax reserves is inherently subjective and future changes to the reserve may be necessary based on changes in management's intent, tax law or related interpretations, or other functions.

      The section below entitled "Liquidity, Commitments, and Contingencies" and
Note 12 to the consolidated financial statements includes the disclosure of a tax uncertainty that the Company has concluded requires disclosure, but not loss accrual.

Intangible Assets

      Due to the estimation process and the potential materiality of the amounts involved, the Company has also identified the accounting for intangible assets as an accounting policy critical to the Company's consolidated financial statements.

      When the Company completes an acquisition transaction, the excess of the purchase price over the amount by which the fair market value of assets acquired exceeds the fair market value of liabilities assumed represents an intangible asset. The Company must then determine the identifiable portions of the intangible asset, with any remaining amount classified as goodwill. Identifiable intangible assets associated with these acquisitions are generally amortized over the estimated life of the related asset, whereas goodwill is tested annually for impairment, but not systematically amortized. Assuming no goodwill impairment, it is beneficial to the Company's future earnings to have a lower amount assigned to identifiable intangible assets and higher amount of goodwill as opposed to having a higher amount considered to be identifiable intangible assets and a lower amount classified as goodwill.

      For the Company, the primary identifiable intangible asset typically recorded in connection with a whole-bank or bank branch acquisition is the value of the core deposit intangible, whereas when the Company acquires an insurance agency, the primary identifiable intangible asset is the value of the acquired customer list. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition/runoff, alternative funding costs, deposit servicing costs, and discount rates. The Company typically engages a third party consultant to assist in each analysis. For the whole-bank and bank branch transactions recorded to date, the core deposit intangible in each case has been estimated to have a ten year life, with an accelerated rate of amortization. For the 2003 insurance agency acquisition, the identifiable intangible asset related to the customer list was determined to have a ten year life, with amortization occurring on a straight-line basis.

      Subsequent to the initial recording of the identifiable intangible assets and goodwill, the Company amortizes the identifiable intangible assets over their estimated average lives, as discussed above. In addition, on at least an annual basis, goodwill is evaluated for impairment by comparing the fair value of the Company's reporting units to their related carrying value, including goodwill (the Company's community banking operation is its only material reporting unit). At its last evaluation, the fair value of the Company's community banking operation exceeded its carrying value, including goodwill. If the carrying value of a reporting unit were ever to exceed its fair value, the Company would determine whether the implied fair value of the goodwill, using a discounted cash flow analysis, exceeded the carrying value of the goodwill. If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess. Performing such a discounted cash flow analysis would involve the significant use of estimates and assumptions.

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

MERGER AND ACQUISITION ACTIVITY

      Over the past three fiscal years, the Company has completed several acquisitions, which have resulted in significant amounts of intangible assets being recorded by the Company, as detailed below. As noted above, the accounting for intangible assets changed significantly in 2002 with the Company being required under new accounting standards to cease the amortization of goodwill. See Note 2 and Note 6 to the consolidated financial statements for additional information regarding intangible assets.

      The Company did not announce or complete any acquisitions in 2004. The Company completed the following acquisitions during 2003:

      (a) On January 2, 2003, the Company completed the acquisition of Uwharrie Insurance Group, Inc. ("Uwharrie"), a Montgomery County based property and casualty insurance agency. Uwharrie was subsequently merged into First Bank Insurance. With eight employees, Uwharrie served approximately 5,000 customers, primarily from its Troy-based headquarters, and had annual commissions of approximately $500,000. The primary reason for the acquisition was to gain efficiencies of scale with the Company's existing property and casualty insurance business. The acquisition resulted in the Company recording an intangible asset of approximately $544,000. Based on an independent appraisal, $50,000 of the intangible asset recorded was determined to be attributable to the value of the noncompete agreement signed as part of the transaction and is being amortized over its two year life, $151,000 was determined to be attributable to the value of the customer list and is being amortized on a straight-line basis over ten years, and the remaining $343,000 was determined to be goodwill and thus is not being systematically amortized, but rather is subject to an annual impairment test.

      (b) On January 15, 2003, the Company completed the acquisition of Carolina Community Bancshares, Inc. ("CCB"), the parent company of Carolina Community Bank, a South Carolina community bank with three branches in Dillon County, South Carolina. This represented the Company's first entry into South Carolina. Dillon County, South Carolina is contiguous to Robeson County, North Carolina, a county where the Company already operated four branches. The Company's primary reason for the acquisition was to expand into a contiguous market with facilities, operations and experienced staff in place. In this transaction, the shareholders of CCB received 1.2 shares of the Company's stock and $20.00 in cash for each share of CCB stock they owned at the time of closing. The transaction was completed on January 15, 2003, with the Company paying cash of $8.3 million, issuing 499,332 shares of common stock that were valued at approximately $8.4 million, and assuming employee stock options with an intrinsic value of approximately $0.9 million. As of the date of the acquisition, CCB had approximately $48 million in loans, $59 million in deposits and $70 million in total assets. In connection with the acquisition of CCB, the Company recorded total intangible assets of $10.2 million, of which $771,000 was determined to be the value of the core deposit base and is being amortized on an accelerated basis over ten years, and $9.4 million was determined to be goodwill and thus is not being systematically amortized, but rather is subject to an annual impairment test.

      (c) On October 24, 2003, the Company completed the acquisition of four branches of RBC Centura Bank located in Fairmont, Harmony, Kenansville, and Wallace, all in North Carolina. As of the date of the acquisition, the branches had a total of approximately $102 million in deposits and $25 million in loans. The primary reason for the acquisition was to expand into new markets and increase the Company's customer base. Subject to certain limitations, the Company paid a deposit premium of 14.1% for the branches, which resulted in the Company recording intangible assets relating to this purchase of $14.2 million. The identifiable intangible asset associated with the fair value of the core deposit base, as determined by an independent consulting firm, was valued at approximately $1.3 million and is being amortized as expense on an accelerated basis over a ten year period. The remaining intangible asset of $12.9 million has been classified as goodwill, and thus is not being systematically amortized, but rather is subject to an annual impairment test.

      The following table contains a condensed balance sheet that indicates the amount assigned to each major asset and liability as of the respective acquisition dates for the 2003 acquisitions described above.

                                      Uwharrie      Carolina        RBC
                                     Insurance     Community      Centura
    Assets acquired                    Group          Bank        Branches        Total
    ------------------------------   ---------    -----------   -------------   ----------
                                                       (in millions)
    Cash                               $  --           7.0           62.4           69.4
    Securities                            --          13.1           --             13.1
    Loans, gross                          --          47.7           24.8           72.5
    Allowance for loan losses             --          (0.8)          (0.3)          (1.1)
    Premises and equipment                --           0.8            1.0            1.8
    Other                                 --           2.5            0.2            2.7
                                       -------       -----         ------         ------
        Total assets acquired             --          70.3           88.1          158.4
                                       -------       -----         ------         ------

    Liabilities assumed
    ------------------------------
    Deposits                              --          58.9          102.0          160.9
    Borrowings                            --           2.1           --              2.1
    Other                                 --           0.6            0.3            0.9
                                       -------       -----         ------         ------
       Total liabilities assumed          --          61.6          102.3          163.9
                                       -------       -----         ------         ------
    Value of cash paid and/or
        stock issued to
        stock-holders of acquiree
                                           0.5        18.9          n/a             19.4
                                       -------       -----         ------         ------
    Intangible assets recorded         $   0.5        10.2           14.2           24.9
                                       =======       =====         ======         ======

      The Company completed one acquisition in 2002 as follows:

      (a) On October 4, 2002, the Company completed the purchase of a branch of RBC Centura Bank located in Broadway, North Carolina. The Company assumed the branch's $8 million in deposits and $3 million in loans. The primary reason for this acquisition was to increase the Company's presence in Lee County, a market where the Company already had two branches with a large customer base. An intangible asset of $0.7 million, all of which was allocated to goodwill, was recorded in connection with this acquisition.

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

Overview - 2004 Compared to 2003

      Net income for the year ended December 31, 2004 amounted to $20,114,000, or $1.40 per diluted share, a 3.6% increase in net income and a 3.7% increase in diluted earnings per share over the net income of $19,417,000, or $1.35 per diluted share, reported for 2003. All per share amounts have been adjusted to reflect the 3-for-2 stock split paid on November 15, 2004.

      Total assets at December 31, 2004 amounted to $1.64 billion, 11.1% higher than a year earlier. Total loans at December 31, 2004 amounted to $1.37 billion, a 12.2% increase from a year earlier, and total deposits amounted to $1.39 billion at December 31, 2004, an 11.2% increase from a year earlier. Approximately $50 million of the total 2004 deposit increase of $139 million related to wholesale brokered deposits that the Company gathered in order to help fund the high loan growth experienced during 2004.

      The increase in loans and deposits over the past twelve months resulted in an increase in the Company's net interest income from 2003 to 2004. Net interest income for the year ended December 31, 2004 amounted to $61.3 million, a 9.9% increase over the $55.8 million recorded in 2003. The positive impact on net interest income from the increases in loans and deposits more than offset a lower net interest margin realized in 2004 compared to 2003. The Company's net interest margin (tax-equivalent net interest income divided by average earning assets) for 2004 was 4.31% compared to the 4.52% in 2003. The Company's net interest margin was negatively impacted by the thirteen interest rate cuts initiated by the Federal Reserve from 2001 to 2003 and the Company's shift toward originating more adjustable rate loans compared to fixed rate loans to protect the Company from anticipated increases in interest rates. The Federal Reserve increased interest rates by 125 basis points in the second half of 2004 which was responsible for the Company's net interest margin increasing during the third and fourth quarters of 2004 after having decreased for the immediately preceding five consecutive quarters.

      The Company's provision for loan losses did not vary significantly in 2004 compared to 2003, amounting to $2,905,000 in 2004 compared to $2,680,000 in 2003. The Company's asset quality ratios remained sound in 2004, with a net-charge off ratio (net charge-offs divided by average loans) of 0.14% in 2004 compared to 0.10% in 2003, and a December 31, 2004 nonperforming asset to total asset ratio of 0.32%, compared to 0.39% at the prior year end.

      For the year ended 2004, noninterest income amounted to $15.9 million, a 6.3% increase from $14.9 million in 2003. Except for fees from presold mortgages, most components of noninterest income increased for the year ended 2004 compared to 2003 as a result of the Company's overall growth, particularly the Company's October 2003 acquisition of four bank branches with $102 million in deposits, which impacted the Company's noninterest income for all twelve months of 2004 compared to only three months in 2003. Fees from presold mortgages decreased significantly in 2004 as a result of a decline in mortgage refinancing activity caused by higher mortgage interest rates. Fees from presold mortgages decreased from $2.3 million in 2003 to $1.0 million in 2004. The Company realized securities gains and other gains of $648,000 in 2004 compared to $306,000 in 2003.

      Noninterest expenses for the year ended December 31, 2004 amounted to $43.7 million, a 15.2% increase from the $38.0 million recorded in 2003. The increase in noninterest expenses is primarily attributable to growth in the Company's branch network, which increased by eight branches since October 2003.

      The Company's effective tax rates were slightly lower for 2004 compared to 2003, amounting to 34.1% in 2004 compared to 35.3% for 2003. The lower effective tax rate in 2004 was caused by several factors including higher amounts of state tax exempt income, higher amounts of low income housing investment tax credits, and the reversal of an $89,000 tax liability that was recorded in connection with a previous corporate acquisition.

Overview - 2003 Compared to 2002

      Net income for the year ended December 31, 2003 amounted to $19,417,000, or $1.35 per diluted share, a 12.7% increase in net income and a 9.8% increase in diluted earnings per share over the net income of $17,230,000, or $1.23 per diluted share, reported for the twelve months ended December 31, 2002.

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

      The provision for loan losses did not vary significantly in 2003 compared to 2002, amounting to $2,680,000 and $2,545,000, respectively. The Company's asset quality ratios were sound in both years, with a net-charge off ratio (net charge-offs divided by average loans) of 0.10% in 2003 compared to 0.11% in 2002, and a December 31, 2003 nonperforming asset to total asset ratio of 0.39%, compared to 0.36% at the prior year end.

      Most components of noninterest income and noninterest expense also increased in 2003 as a result of the Company's overall growth. Noninterest income for 2003 was also positively impacted by 1) high refinancing activity driven by a low interest rate environment that increased the amount of fees from presold mortgages, 2)
the acquisition of Uwharrie Insurance Group, which increased commissions from financial product sales, and 3) securities gains.

      The Company's income taxes increased 14.4% from $9,282,000 in 2002 to $10,617,000 in 2003. The increase in income tax expense was a result of higher income before income taxes. The effective income tax rate for both years was approximately 35%.

Net Interest Income

      Net interest income on a reported basis amounted to $61,290,000 in 2004, $55,760,000 in 2003, and $49,390,000 in 2002. For internal purposes and in the discussion that follows, the Company evaluates its net interest income on a tax-equivalent basis by adding the tax benefit realized from tax-exempt securities to reported interest income. Net interest income on a tax-equivalent basis amounted to $61,765,000 in 2004, $56,278,000 in 2003, and $49,925,000 in
2002.

      Table 2 analyzes net interest income on a tax-equivalent basis. The Company's net interest income on a taxable-equivalent basis increased by 9.7% in 2004 and 12.7% in 2003. There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and 2) the Company's net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

      As illustrated in Table 3, in both 2004 and 2003, net interest income was positively impacted by higher amounts of average loans and deposits outstanding. In 2004, the average amount of loans outstanding increased 16.4%, and the average amount of deposits outstanding increased 13.3%. In 2003, the average amount of loans outstanding increased 16.6%, and the average amount of deposits outstanding increased 14.1%. The higher amounts of average loans and deposits outstanding in 2004 and 2003 were a result of both internal growth, as well as growth achieved in corporate acquisitions. Although the Company did not complete any acquisitions in 2004, the increases in the Company's average loan and deposit amounts in 2004 compared to 2003 were impacted by acquisitions completed in 2003, as the loans and deposits assumed in the 2003 acquisitions were outstanding for the full year in 2004 compared to only a partial year in 2003 (from the date of the respective acquisitions). For additional analysis regarding the nature of the Company's loan and deposit growth see "Analysis of Financial Condition and Changes in Financial Condition - Overview" below.

      Table 3 also illustrates that changes in interest rates resulted in reductions in interest income and interest expense in 2003 and 2004. In 2003, interest rates earned/paid were both lower due to a lower interest rate environment. In 2004, although the average prime rate was slightly higher than in 2003, the average yields realized on earning assets and the average rates paid on interest-bearing liabilities for the year were both lower than in 2003. The average yield on earning assets was lower in 2004 than in 2003 due to a growing percentage of adjustable rate loans, which carry lower initial rates than fixed rate loans (see below for additional discussion), and lower renewal/reinvestment rates earned on fixed rate earning assets that matured during 2004 that had been originated during periods of higher interest rates. The average rate paid on interest-bearing liabilities was lower in 2004 than in 2003 due to the interest rates on deposits that are set by management not being increased at the same time, or by the full amount, as increases in the prime rate of interest that occurred in 2004. Also, interest expense on time deposits was otherwise lower as a result of time deposits that were originated prior to the increases in interest rates, with maturities subsequent to the dates of the rate changes. The reduction in interest income for both years was more than the reduction in interest expense, and thus changes in interest rates negatively impacted the Company's net interest income in both years. However, the positive impact of having higher amounts of loans and deposits more than offset the negative impact that rates had on the Company, resulting in the increases in net interest income experienced in 2003 and 2004.

      The Company measures the spread between the yield on its earning assets and the cost of its funding primarily in terms of the ratio entitled "net interest margin" which is defined as tax-equivalent net interest income divided by average earning assets. The Company's net interest margin has declined in each of the past two years, amounting to 4.31% in 2004, 4.52% in 2003, and 4.58% in 2002.

      The Company's net interest margin was negatively impacted by the interest rate environment and a shift towards originating more adjustable rate loans compared to fixed rate loans to protect the Company from an expected rise in interest rates. The mostly declining interest rate environment in effect from 2001 until June 30, 2004, and the level to which it dropped, resulted in the Company being unable to reset deposit rates by an amount that would offset the negative impact of the lower yields earned on the Company's interest earning assets. In the declining rate environment, the Company's interest-sensitive assets repriced sooner (most on the day following the interest rate cut) and by a larger percentage (generally by the same number of basis points that the Federal Reserve discount rate was decreased) than did the Company's interest-sensitive liabilities that were subject to repricing. Additionally, as fixed rate earning assets originated during periods of higher interest rates matured, they were generally replaced with lower yielding earning assets. The Company was unable to reset deposit rates by the full amount of the interest rate cuts because of their already near-zero rates and because of competitive pricing pressures. Also, interest rates paid on time deposits are generally fixed and are not subject to automatic adjustment. When time deposits mature, the Company has the opportunity, at the customers' discretion, to renew the time deposit at a rate set by the Company. Because time deposits that are interest-sensitive in a twelve month horizon mature throughout the twelve month period, any change in the renewal rate will affect only a portion of the twelve month period. Also, although changes in interest rates on renewing time deposits generally track rate changes in the interest rate environment, the Company found it especially difficult to decrease rates on renewing time deposits by the corresponding decreases in the Federal Reserve discount rate because of competitive pressures in the Company's market areas.

      The shift in the Company's loan mix from fixed rate loans to adjustable rate loans has occurred primarily over the past three years. At December 31, 2001, the Company's loan portfolio was comprised of 57% fixed rate loans and 43% adjustable rate loans. Since that time, the ratio gradually shifted as the Company has originated more adjustable rate loans than fixed rate loans. At December 31, 2004, the Company's loan portfolio was comprised of 60% adjustable rate loans and 40% fixed rate loans. The primary reason for this shift was that with interest rates at historically low levels, the Company more attractively priced adjustable rate loans in order to avoid locking in fixed rate loans at a time when most economists believed that rates would inevitably rise. Although the Company believes that this strategy was prudent given the historically low interest rate environment, it has had a negative effect on the Company's recently realized net interest margins because adjustable rate loans carry lower initial rates than fixed rate loans of similar maturities. Additionally, the generally declining rate environment experienced from 2001 through June 2004 resulted in the Company's adjustable rate loans repricing to lower levels following each rate cut.

      Another factor affecting the Company's net interest margin over the past two years has been an increased reliance on time deposit greater than $100,000 and borrowings. Time deposits greater than $100,000 and borrowings are generally the highest cost sources of funds for the Company and their increased usage has been necessary to fund high loan growth that has exceeded core retail deposit growth. The ratio of the average amount of time deposits greater than $100,000 and borrowings to total funding (total deposits plus borrowings) increased from 20.1% in 2002, to 22.7% in 2003, to 25.6% in 2004.

      In the second half of 2004, the Federal Reserve increased interest rates by a total of 125 basis points, which was largely responsible for the Company's net interest margin increasing for each of last two quarters of 2004, rising from 4.26% in the second quarter of 2004 to 4.28% in the third quarter of 2004 and to 4.32% in the fourth quarter of 2004.

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

      The provision for loan losses recorded by the Company did not vary significantly over the past three years, amounting to $2,905,000 in 2004 compared to $2,680,000 in 2003 and $2,545,000 in 2002. Internal loan growth was strong for each of those years, amounting to $148 million in both 2004 and 2003 and $105 million in 2002. There was no external/acquired loan growth in 2004, while in 2003 and 2002 there was acquired growth of $72.5 million and $3.1 million, respectively, for which a preexisting allocation for loan losses was already in place. Asset quality ratios were stable during each of the three years in the period ended December 31, 2004.

      See the section entitled "Allowance for Loan Losses and Loan Loss Experience" below for a more detailed discussion of the allowance for loan losses. The allowance is monitored and analyzed regularly in conjunction with the Company's loan analysis and grading program, and adjustments are made to maintain an adequate allowance for loan losses.

Noninterest Income

      Noninterest income recorded by the Company amounted to $15,864,000 in 2004, $14,918,000 in 2003, and $11,968,000 in 2002.

      As shown in Table 4, core noninterest income, which excludes gains and losses from sales of securities, loans, and other assets, amounted to $15,216,000 in 2004, a 4.1% increase from $14,612,000 in 2003. The 2003 core noninterest income of $14,612,000 was 22.3% higher than the $11,946,000 recorded in 2002.

      See Table 4 and the following discussion for an understanding of the components of noninterest income.

      Service charges on deposit accounts in 2004 amounted to $9,064,000, a 14.2% increase compared to the $7,938,000 recorded in 2003. The 2003 amount of $7,938,000 was 15.8% higher than the 2002 amount of $6,856,000. The primary factors that have increased the amount of service charges on deposits have been
1) periodic rate increases, 2) service charges earned from internally generated deposit growth, and 3) service charges earned from acquired deposits. Deposit service charge rates are generally increased 2%-4% per year, while internal growth among deposit transaction accounts was 4%-5% in both 2004 and 2003. The deposits assumed in the acquisition of the four RBC Centura branches on October 24, 2003 generated approximately $720,000 in service charges for the full year of 2004 compared to $125,000 realized during the partial period in 2003 subsequent to the acquisition. This incremental income of $595,000 accounted for approximately 7.5% of the 14.2% increase in service charges on deposit accounts. In comparing 2003 to 2002, the $125,000 realized in 2003 from the four RBC Centura branches along with the $650,000 in deposit service charges realized from CCB subsequent to its January 15, 2003 acquisition date accounted for approximately 11.3% of the 15.8% increase in service charges on deposit accounts in 2003. The Company's income from service charges on deposit accounts in the fourth quarter of 2004 was essentially flat when compared to the fourth quarter of 2003, which was a result of a higher customer deposit base, the positive effects of which were offset by the negative impact that higher short term interest rates that occurred in the second half of 2004 had on service charges that the Company earned from its commercial depositors - in the Company's commercial account service charge rate structure, commercial depositors are given "earnings credits" (negatively impacting service charges) on their average deposit balances that are tied to short term interest rates. For this reason, the Company expects little or no growth in this category of income in 2005.

      Other service charges, commissions and fees amounted to $3,361,000 in 2004, a 24.0% increase from the $2,710,000 earned in 2003. The 2003 amount of $2,710,000 was 16.0% higher than the $2,336,000 recorded in 2002. This category of noninterest income includes items such as credit card interchange income related to merchants and customers, debit card interchange income, ATM charges, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees. This category of income grew primarily because of increases in these activity-related fee services as a result of credit and debit card promotions that increased card use and the overall growth in the Company's total customer base, including growth achieved from corporate acquisitions.

      Fees from presold mortgages amounted to $969,000 in 2004, a 58.4% decrease from the 2003 amount of $2,327,000. The 2003 amount was a 35.8% increase from the $1,713,000 recorded in 2002. Fees from presold mortgages peaked in 2003 as a result of a high level of mortgage loan refinancings caused by a very low residential mortgage interest rate environment. In 2004, the high levels of mortgage loan refinancings slowed because 1) many homeowners had already refinanced their mortgages in previous years, and 2) there was a slight rise in residential mortgage interest rates.

      Commissions from sales of insurance and financial products amounted to $1,406,000 in 2004, $1,304,000 in 2003, and $738,000 in 2002. This line item includes commissions the Company receives from three sources - 1) sales of credit insurance associated with new loans, 2) commissions from the sales of investment, annuity, and long-term care insurance products, and 3) commissions from the sale of property and casualty insurance. The following table presents the contribution of each of the three sources to the total amount recognized in this line item:


                                             2004        2003        2002
             ($ in thousands)               ------      ------      ------
      Commissions earned from:
      ----------------------------------
      Sales of credit insurance             $  291         300         326
      Sales of investments, annuities,
          and long term care insurance         291         299         210
      Sales of property and casualty
          insurance                            824         705         202
                                            ------      ------      ------
                Total                       $1,406       1,304         738
                                            ======      ======      ======

      The increase in commissions from sales of investments, annuities, and long term care insurance from 2002 to 2003 is primarily due to the hiring of additional staff in this area during 2003. As it relates to commissions earned from the sale of property and casualty insurance, the significant increase in this income in 2003 was a result of the acquisition of Uwharrie Insurance Group, which was completed on January 2, 2003. See "Merger and Acquisition Activity" above for additional discussion.

      Data processing fees amounted to $416,000 in 2004, $333,000 in 2003, and $303,000 in 2002. As noted earlier, Montgomery Data makes its excess data processing capabilities available to area financial institutions for a fee. At December 31, 2004, the Company processed for five area banks. These fees have increased as a result of an increase in the size and number of transactions generated by those clients. The Company has been notified by three of the five financial institutions that utilize this service that they intend to terminate their contracts with the Company effective in the first half of 2005 - each client is switching to a lower cost service provider. Fees from these three institutions amounted to $328,000 in 2004. Montgomery Data intends to continue to market this service to area banks, but does not currently have any near-term prospects for additional business.

      Noninterest income not considered to be "core" amounted to net gains of $648,000 in 2004, $306,000 in 2003, and $22,000 in 2002. The 2004 net gain of
$648,000 included securities gains of $299,000, which were effected primarily in order to realize current income. Also in 2004, the Company sold a former bank branch building that resulted in a gain of approximately $350,000. The 2003 net gain of $306,000 primarily related to securities gains of $218,000 effected primarily to realize current income and an $82,000 gain from a sale of vacant land located beside one of the Company's existing branches. The 2002 net gain of $22,000 primarily related to miscellaneous securities gains of $25,000.

Noninterest Expenses

      Noninterest expenses for 2004 were $43,717,000, compared to $37,964,000 in 2003 and $32,301,000 in 2002. Table 5 presents the components of the Company's noninterest expense during the past three years.

      Based on the recorded amounts noted above, noninterest expenses increased 15.2% in 2004 and 17.5% in 2003. The increases in noninterest expenses over the past two years have occurred in nearly every line item of expense and have been primarily as a result of the significant growth experienced by the Company, both internally and by acquisition. Over the past two years, the number of the Company's branches has increased from 48 to 59, and the number of full time equivalent employees has increased from 447 at December 31, 2002 to 563 at December 31, 2004. Additionally, from December 31, 2002 to December 31, 2004, the amount of loans outstanding increased 37% and deposits increased 32%. The incremental expense associated with the January 2003 acquisition of CCB was approximately $1.7 million for each of 2003 and 2004. The incremental expense associated with the acquisition of the four RBC Centura branches in October 2003 was approximately $380,000 in 2003 and $1.9 million in 2004. In 2004, the Company's incremental external costs associated with complying Section 404 of the Sarbanes-Oxley Act amounted to approximately $190,000. The Company expects to incur an additional $350,000-$400,000 in external costs related to Section 404 in the first quarter of 2005 and an additional $150,000-$200,000 in the second quarter of 2005. The incremental costs relate to higher external audit fees and outside consultant fees. These amounts do not include the value of the significant internal resources devoted to compliance.

Income Taxes

      The provision for income taxes was $10,418,000 in 2004, $10,617,000 in 2003, and $9,282,000 in 2002.

      The effective tax rate for 2004 was approximately 34% in 2004 compared to approximately 35% in each of 2003 and 2002. The slightly lower effective tax rate in 2004 was caused by several factors including higher amounts of state tax exempt income, higher amounts of low income housing investment tax credits, and the reversal of an $89,000 tax liability that was recorded in connection with a previous corporate acquisition.

      The section below entitled "Liquidity, Commitments, and Contingencies" contains discussion regarding possible loss exposure related to taxes. As described in that section, the Company plans to discontinue certain elements of the Company's operating structure, which is expected to increase the Company's effective tax rate from approximately the 34%-35% experienced in recent years to approximately 39%. If the Company's effective tax rate had been 39% in 2004, the Company's net income would have been lower by approximately $1.3 million.

      Table 6 presents the components of tax expense and the related effective tax rates.

Stock-Based Compensation

      For the three years ended December 31, 2004, the Company was not required to record an expense for the value of stock options granted to employees. As discussed in more detail below in the next to last paragraph of the section entitled "Current Accounting and Regulatory Matters," a new accounting standard ("Statement 123(R)", as defined below) will require the Company to record the value of stock options as an expense in the income statement beginning July 1, 2005. Note 1(k) to the consolidated financial statements contains pro forma net income and earnings per share information as if the Company applied the fair value recognition provisions required by the new standard. Note 1(k) indicates that the Company's stock-based employee compensation expense would have been $1,291,000, $319,000, and $256,000 for the three years ended December 31, 2004,
2003, and 2002, respectively. The significant increase in expense in 2004 compared to 2003 and 2002 is primarily due to the Company granting 128,000 employee options in April 2004 with immediate vesting (under the new standard, expense related to the fair market value of options is recognized when the options vest). Prior to that grant, all previous employee option grants had five year vesting periods (20% vesting each year), and thus the amount of expense related to options was generally spread over the five year vesting period. The Compensation Committee of the Board of Directors of the Company granted the April 2004 options without any vesting requirements for two reasons
- 1) the options were granted primarily as a reward for past performance and therefore had already been "earned" in the view of the Committee, and 2) to potentially minimize the impact that any change in accounting standards for stock options could have on future years' reported net income. The Company expects that future employee stock option grants will revert to having five year vesting periods.

      As noted above, beginning on July 1, 2005, the Company will be required to expense, within its income statement, the value of stock option grants that vest from that date forward. The Company currently has outstanding stock options with a fair value of $103,000 that will vest on a pro-rata basis between July 1, 2005 and December 31, 2005, with $52,000 vesting in the third quarter of 2005 and $51,000 vesting in the fourth quarter of 2005. In 2006 and 2007, the Company's stock-based compensation expense related to options currently outstanding will be approximately $123,000 and $43,000, respectively. New stock option grants that vest after July 1, 2005 will increase the amount of stock-based compensation expense recorded by the Company. Except for grants to directors (see below), the Company cannot estimate the amount of future stock option grants at this time. In the past, stock option grants to employees have been irregular, generally falling into three categories - 1) to attract and retain new employees, 2) to recognize changes in responsibilities of existing employees, and 3) to periodically reward exemplary performance. As it relates to director stock option grants, the Company expects to continue to grant 2,250 stock options to each of the Company's directors on June 1 of each year until the 2014 expiration of the current stock option plan. In 2004, the amount of pro forma expense associated with the director grants was $126,000.

ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Overview

      Over the past two years, the Company has achieved high increases in its levels of loans and deposits through a combination of internal growth and growth from acquisitions. The following table presents information regarding the nature of the Company's growth in 2004 and 2003:

                                   Balance at                                     Balance at          Total     Percentage growth,
        (in thousands)              beginning       Internal       Growth from      end of         percentage       excluding
                                    of period        growth        acquisitions     period           growth       acquisitions
                                   -------------   -----------   ---------------  -----------     -----------  -------------------

             2004
------------------------------
Loans                               $1,218,895        148,158              --      1,367,053           12.2%           12.2%
                                    ==========      =========       =========      =========      =========       =========

Deposits - Noninterest bearing         146,499         19,279              --        165,778           13.2%           13.2%
Deposits - Savings, NOW, and
     Money Market                      462,876          9,935              --        472,811            2.1%            2.1%
Deposits - Time>$100,000               238,535         96,221              --        334,756           40.3%           40.3%
Deposits - Time<$100,000               401,454         13,969              --        415,423            3.5%            3.5%
                                    ----------      ---------       ---------      ---------      ---------       ---------
   Total deposits                   $1,249,364        139,404              --      1,388,768           11.2%           11.2%
                                    ==========      =========       =========      =========      =========       =========

             2003
------------------------------
Loans                               $  998,547        147,821          72,527      1,218,895           22.1%           14.8%
                                    ==========      =========       =========      =========      =========       =========

Deposits - Noninterest bearing         112,380         (3,714)         37,833        146,499           30.4%           -3.3%
Deposits - Savings, NOW, and
     Money Market                      387,691         24,583          50,602        462,876           19.4%            6.3%
Deposits - Time>$100,000               199,794         21,525          17,216        238,535           19.4%           10.8%
Deposits - Time<$100,000               356,092         (9,814)         55,176        401,454           12.7%           -2.8%
                                    ----------      ---------       ---------      ---------      ---------       ---------
   Total deposits                   $1,055,957         32,580         160,827      1,249,364           18.3%            3.1%
                                    ==========      =========       =========      =========      =========       =========

      As shown in the table above, the Company experienced high internal growth in loans in 2004 and 2003 with internal growth of 12.2% and 14.8%, respectively. Growth from acquisitions increased the loan growth rate in 2003 to 22.1%.

      Deposits increased 11.2% in 2004 and 18.3% in 2003. In 2004, of the $96 million in growth in the category "Deposits - Time>$100,000," $50 million related to brokered deposits that the Company attracted in order to fund the strong loan growth experienced. Excluding the brokered deposits, the Company's deposit growth in 2004 was 7.2%. In 2003, internal deposit growth was 3.1%, with deposits assumed in acquisitions boosting total deposit growth from 3.1% to 18.3%.

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

      With loan growth exceeding deposit growth over each of the past two years, the Company's liquidity has been reduced. The Company increased its borrowings from $30 million at December 31, 2002 to $76 million at December 31, 2003 to $92 million at December 31, 2004 in order to help fund the excess loan growth. Additionally, the Company entered the brokered deposit market for the first time in 2004 and gathered $50 million in brokered deposits to help fund loan growth.

      In 2004, regulatory capital ratios declined slightly as asset growth exceeded capital growth. In 2002 and 2003, as a result of the negative impact that acquisition growth had on the Company's regulatory capital ratios, the Company raised capital in each of the fourth quarters of 2002 and 2003 by issuing $20.6 million each year (for a total of $41.2 million) in trust preferred debt securities, which qualify as regulatory capital for the Company. All of the Company's capital ratios have significantly exceeded the minimum regulatory thresholds for all periods covered by this report.

      Although the Company's market area, the central Piedmont region of North Carolina, has experienced recessionary times over most of the past several years, the Company's asset quality ratios have remained fairly stable over the past three years with net charge-offs to average loans ranging from 10 basis points to 14 basis points and nonperforming assets to total assets ranging from 32 basis points to 36 basis points.

Distribution of Assets and Liabilities

      Table 7 sets forth the percentage relationships of significant components of the Company's balance sheets at December 31, 2004, 2003, and 2002.

      The relative size of the components of the balance sheet has not varied significantly over the past two years with loans comprising 81%-82% of total assets and deposits comprising 84%-87%. The most significant variance in Table 7 is the increase in 2004 in the percentage of time deposits of $100,000 or more, which increased from 16% at December 31, 2003 to 21% at December 31, 2004. The Company aggressively attracted large time deposits in 2004, including gathering the $50 million in brokered deposits, in order to help fund the strong loan growth experienced that was not able to be fully funded with core retail deposits.

Securities

      Information regarding the Company's securities portfolio as of December 31, 2004, 2003, and 2002 is presented in Tables 8 and 9.

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

      Total securities available for sale and held to maturity amounted to $102.6 million, $117.7 million, and $80.8 million at December 31, 2004, 2003, and 2002, respectively. The decrease in securities from December 31, 2003 to December 31, 2004 was primarily attributable to called and maturing bonds, as well as a high level of principal repayments on mortgage-backed securities due to the low interest rate environment. Instead of reinvesting the maturities/paydowns back into securities, the proceeds were used to fund loan growth. The increase in securities available for sale from December 31, 2002 to December 31, 2003 was primarily attributable to securities purchased with a portion of the $62 million in funds received from the October 2003 RBC Centura branch purchase.

      The mix of the types of the Company's securities was similar at December 31, 2004 compared to December 31, 2003. In comparing 2003 to 2002, the mix of securities changed in 2003 due to the mix of new securities purchased with a portion of the $62 million in funds received in the acquisition of the four RBC Centura branches. The Company purchased primarily U.S. Government agency securities with these funds in order to assure a portfolio mix consistent with the Company's investment policy, which limits the amount of mortgage-backed securities and corporate bonds in which the Company can invest.

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

      Included in mortgage-backed securities at December 31, 2004 were collateralized mortgage obligations ("CMOs") with an amortized cost of
$15,928,000 and a fair value of $15,831,000. Included in mortgage-backed securities at December 31, 2003 were CMOs with an amortized cost of $21,649,000 and a fair value of $21,458,000. Included in mortgage-backed securities at December 31, 2002 were CMOs with an amortized cost of $12,590,000 and a fair value of $12,720,000. The CMOs that the Company has invested in are substantially all "early tranche" portions of the CMOs, which minimizes long-term interest rate risk to the Company.

      At December 31, 2004, a net unrealized gain of $1,186,000 was included in the carrying value of securities classified as available for sale, compared to a net unrealized gain of $1,868,000 at December 31, 2003 and a net unrealized gain of $1,399,000 at December 31, 2002. The lower unrealized gain position at December 31, 2004 compared to December 31, 2003 was caused primarily by a higher interest rate environment in effect at year end 2004 compared to year end 2003. Higher interest rates negatively impact the value of fixed income securities. Another factor was the Company's sale of a portion of its bond portfolio that had unrealized gains at December 31, 2003. The increase in the unrealized gain position from 2002 to 2003 was a result of the lower interest rate environment in effect at year end 2003 compared to year end 2002. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations. Net unrealized gains, net of applicable deferred income taxes, of $723,000, $1,140,000, and $853,000 have been reported as part of a separate component of shareholders' equity (accumulated other comprehensive income) as of December 31, 2004, 2003, and 2002, respectively.

      The fair value of securities held to maturity, which the Company carries at amortized cost, was more than the carrying value at December 31, 2004 and 2003 by $426,000 and $700,000, respectively. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.

      Table 9 provides detail as to scheduled contractual maturities and book yields on securities available for sale and securities held to maturity at December 31, 2004. Mortgage-backed and other amortizing securities are shown maturing in the time periods consistent with their estimated lives based on expected prepayment speeds.

      The weighted average taxable-equivalent yield for the securities available for sale portfolio was 4.50% at December 31, 2004. The expected weighted average life of the available for sale portfolio using the call date for above-market callable bonds, the maturity date for all other non-mortgage-backed securities, and the expected life for mortgage-backed securities, was 4.6 years.

      The weighted average taxable-equivalent yield for the securities held to maturity portfolio was 5.65% at December 31, 2004. The expected weighted average life of the held to maturity portfolio using the call date for above-market callable bonds and the maturity date for all other securities, was 2.3 years.

      As of December 31, 2004 and 2003, the Company held no investment securities of any one issuer, other than U.S. Treasury and U.S. Government agencies or corporations, in which aggregate book values and market values exceeded 10% of shareholders' equity.

Loans

      Table 10 provides a summary of the loan portfolio composition at each of the past five year ends.

      The loan portfolio is the largest category of the Company's earning assets and is comprised of commercial loans, real estate mortgage loans, real estate construction loans, and consumer loans. The Company restricts virtually all of its lending to its 23 county market area, which is located in the central Piedmont region of North Carolina, three counties in Virginia and one county in South Carolina. The diversity of the region's economic base has historically provided a stable lending environment.

      In 2004, loans outstanding increased $148.2 million, or 12.2%, to $1.36 billion. All of the loan growth in 2004 was internally generated, as the Company did not complete any acquisitions during the year. In 2003, loans outstanding increased $220.3 million, or 22.1%, to $1.22 billion. Approximately $148 million of the 2003 growth was from net internal loan growth, while $73 million was assumed in acquisitions. The majority of the 2004 and 2003 loan growth occurred in loans secured by real estate, with approximately $143.1 million, or 96.6% in 2004, and $174.5 million, or 79.2%, in 2003 of the net loan growth occurring in real estate mortgage or real estate construction loans.

      Over the years, the Company's loan mix has remained fairly consistent, with real estate loans (mortgage and construction) comprising approximately 85% of the loan portfolio, commercial, financial, and agricultural loans comprising 10%, and consumer installment loans comprising approximately 5% of the portfolio.

      At December 31, 2004, $1.181 billion, or 86.4%, of the Company's loan portfolio was secured by liens on real property. Included in this total are $630.5 million, or 46.1% of total loans, in loans secured by liens on 1-4 family residential properties and $550.4 million, or 40.3% of total loans, in loans secured by liens on other types of real estate. At December 31, 2003, $1.038 billion, or 85.1%, of the Company's loan portfolio was secured by liens on real property. Included in this total are $549.9 million, or 45.1% of total loans, in loans secured by liens on 1-4 family residential properties and $487.9 million, or 40.0% of total loans, in loans secured by liens on other types of real estate. The Company's $1.181 billion in real estate mortgage loans at December 31, 2004 can be further classified as follows - for comparison purposes, the classification of the Company's $1.038 billion real estate loan portfolio at December 31, 2003 is shown in parenthesis:

            o $411.7 million, or 30.1% of total loans (vs. $360.8 million, or 29.6% of total loans), are traditional residential mortgage loans in which the borrower's personal income is the primary repayment source.
            o $389.0 million, or 28.5% of total loans (vs. $361.2 million, or 29.6% of total loans), are primarily dependent on cash flow from a commercial business for repayment.
            o     $117.2 million,  or 8.6% of total loans (vs. $98.2 million, or
                  8.1% of total loans), are real estate construction loans.
            o     $120.6 million,  or 8.8% of total loans (vs. $95.8 million, or
                  7.9% of total loans), are home equity loans.
            o $110.6 million, or 8.1% of total loans (vs. $93.3 million, or 7.7% of total loans), are personal consumer installment loans in which the borrower has provided residential real estate as collateral.
            o $31.8 million, or 2.3% of total loans (vs. $28.5 million, or 2.3% of total loans), are primarily dependent on cash flow from agricultural crop sales.

      Table 11 provides a summary of scheduled loan maturities over certain time periods, with fixed rate loans and adjustable rate loans shown separately. Approximately 22% of the Company's loans outstanding at December 31, 2004 mature within one year and 73% of total loans mature within five years. The percentages of variable rate loans and fixed rate loans as compared to total performing loans were 59.8% and 40.2%, respectively, as of December 31, 2004. The Company intentionally makes a blend of fixed and variable rate loans so as to reduce interest rate risk. As noted in the section above entitled "Net Interest Income," the Company has experienced a significant shift in its loan mix over the past two years from fixed rate loans to variable rate loans.

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

      Nonperforming loans (which includes nonaccrual loans and restructured loans) as of December 31, 2004, 2003 and 2002 totaled $3,724,000, $4,295,000, and $3,017,000, respectively. Nonperforming loans as a percentage of total loans amounted to 0.27%, 0.35%, and 0.30%, at December 31, 2004, 2003, and 2002,
respectively. The variances in nonperforming loans over the past two years have been primarily due to changes in nonaccrual loans, as restructured loans have not changed significantly. The increase in nonaccrual loans from December 31, 2002 to December 31, 2003 related primarily to five loans totaling $1,300,000 placed on nonaccrual basis during the year. Each of these unrelated loans had an outstanding loan balance of between $225,000 and $325,000, and each loan was secured by real estate. Each of the five loans was removed from nonaccrual status in 2004 without material loss to the Company. Three of the five loans were liquidated, while the other two loans were foreclosed upon and the collateral transferred to other real estate. The decrease in nonaccrual loans from 2003 to 2004 was also impacted by the resolution of the Company's largest nonaccrual loan relationship during 2004. This nonaccrual relationship amounted to $663,000 at December 31, 2003. In 2004, the loan was reduced to zero through a combination of payments received, property foreclosures, and charge-offs. In total, the Company received payments of $65,000, foreclosed on property with a value of $100,000, and charged-off the remaining balance of $498,000. The Company's largest nonaccrual relationship at December 31, 2004 amounted to $404,000.

      If the nonaccrual loans and restructured loans as of December 31, 2004, 2003 and 2002 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $247,000, $319,000 and $246,000 for nonaccrual loans and $2,000, $2,000 and $6,000 for
restructured   loans  would  have  been  recorded  for  2004,   2003  and  2002,
respectively. Interest income on such loans that was actually collected and included in net income in 2004, 2003 and 2002 amounted to approximately $120,000, $102,000 and $55,000 for nonaccrual loans (prior to their being placed on nonaccrual status) and $2,000, $2,000 and $6,000 for restructured loans, respectively.

      Management routinely monitors the status of certain large loans that, in management's opinion, have credit weaknesses that could cause them to become nonperforming loans. In addition to the nonperforming loan amounts discussed above, management believes that an estimated $5.5-$6.0 million of loans that were performing in accordance with their contractual terms at December 31, 2004 have the potential to develop problems depending upon the particular financial situations of the borrowers and economic conditions in general. Management has taken these potential problem loans into consideration when evaluating the adequacy of the allowance for loan losses at December 31, 2004 (see discussion below).

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

      Other real estate includes foreclosed, repossessed, and idled properties. Other real estate has not varied materially at any of the past three year ends, amounting to $1,470,000 at December 31, 2004, $1,398,000 at December 31, 2003,
and $1,384,000 at December 31, 2002. Other real estate represented 0.09%, 0.09%, and 0.11% of total assets at the end of 2004, 2003, and 2002, respectively. The Company's management believes that the fair values of the items of other real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

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

      The allowance for loan losses amounted to $14,717,000 at December 31, 2004 compared to $13,569,000 as of December 31, 2003 and $10,907,000 at December 31, 2002. This represented 1.08%, 1.11%, and 1.09%, of loans outstanding as of December 31, 2004, 2003, and 2002, respectively. As noted in Table 12, the Company's allowance for loan losses as a percentage of nonperforming loans ("coverage ratio") amounted to 395% at December 31, 2004, compared to 316% at December 31, 2003 and 362% at December 31, 2002. Due to the secured nature of virtually all of the Company's loans that are on nonaccrual status, the variance in the coverage ratio is not necessarily indicative of the relative adequacy of the allowance for loan losses.

      Table 13 sets forth the allocation of the allowance for loan losses at the dates indicated. The portion of these reserves that was allocated to specific loan types in the loan portfolio increased to $14,643,000 at December 31, 2004 from $13,416,000 at December 31, 2003 and $10,883,000 at December 31, 2002. The
9.1% increase in the amount of the allocated allowance during 2004 is consistent with the 12.2% increase in total loans outstanding during the year. Similarly, the 23.3% increase in the amount of the allocated allowance during 2003 is consistent with the 22.1% increase in total loans outstanding during the year. In addition to the allocated portion of the allowance for loan losses, the Company maintains an unallocated portion that is not assigned to any specific category of loans, but rather is intended to reserve for the inherent risk in the overall portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories. The amount of the unallocated portion of the allowance for loan losses did not vary materially at any of the past three year ends.

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

      For the years indicated, Table 14 summarizes the Company's balances of loans outstanding, average loans outstanding, and a detailed rollforward of the allowance for loan losses. In addition to the increases to the allowance for loan losses related to normal provisions, the increases in the dollar amounts of the allowance for loan losses in 2003 and 2002 were also affected by amounts recorded to provide for loans assumed in corporate acquisitions. In 2003, the Company recorded $1,083,000 to the allowance for loan losses related to loans assumed in two corporate acquisitions. Approximately $333,000 of the $1,083,000 related to $24.8 million in loans assumed in the October 2003 RBC Centura branch acquisition, while $750,000 related to the CCB acquisition. The $750,000 addition related to CCB represented the book value of CCB's allowance for loan losses on the date of the acquisition. In 2002, $50,000 was recorded for loans assumed in the Broadway branch acquisition in which the Company assumed approximately $3 million in loans.

      The Company's net loan charge offs amounted to $1,757,000 in 2004, $1,101,000 in 2003, and $1,076,000 in 2002. This represents 0.14%, 0.10%, and
0.11% of average loans during 2004, 2003, and 2002 respectively. The slightly higher amount of net charge-offs in 2004 is largely attributable to the $498,000 charge-off recorded in 2004 related to the disposition of a large nonaccrual relationship that is discussed above in the section entitled "Nonperforming Assets."

Deposits

      At December 31, 2004, deposits outstanding amounted to $1.390 billion, an increase of $139 million, or 11.2%, from December 31, 2003. In 2003, deposits grew from $1.056 billion to $1.249 billion, an increase of $193 million, or 18.3%. Although all of the deposit growth in 2004 was internally generated (the Company did not complete any acquisitions during the year), approximately $50 million of the increase related to wholesale brokered deposits that the Company gathered in order to help fund the high loan growth experienced during 2004. Prior to 2004, the Company had never utilized brokered deposits. In 2003, $161 million of the $193 million increase in deposits was related to acquisitions - the Company's January 2003 acquisition of CCB with $59 million in deposits and the October 2003 acquisition of four RBC Centura branches with $102 million in deposits.

      The nature of the Company's deposit growth is illustrated in the table on page 25. The following table reflects the mix of the Company's deposits at each of the past three year ends:

                                              2004         2003         2002
                                             ------       ------       ------
 Noninterest-bearing deposits                    12%          12%          10%
 Savings, NOW and Money Market deposits          34%          37%          37%
 Time deposits > $100,000                        24%          19%          19%
 Time deposits < $100,000                        30%          32%          34%
                                             ------       ------       ------
     Total deposits                             100%         100%         100%
                                             ======       ======       ======

      The slight shift in 2002 to 2003 from time deposits less than $100,000 to noninterest-bearing deposits was primarily the result of the mix of the deposits acquired in 2003, which had a high concentration of noninterest-bearing deposits. In 2004, there was a significant increase in the percentage of time deposits greater than $100,000. The increase in this category was largely a result of the Company offering competitive interest rates on this product and the $50 million in wholesale brokered deposits gathered by the Company. Both of the factors driving the increase in time deposits greater than $100,000 were necessitated by the combination of strong loan growth and modest core retail deposit growth experienced by the Company in 2004. As noted earlier, competition for deposits in the Company's market area is strong.

      Table 15 presents the average amounts of deposits of the Company and the average yield paid for those deposits for the years ended December 31, 2004, 2003, and 2002.

      As of December 31, 2004, the Company held approximately $334.8 million in time deposits of $100,000 or more. Table 16 is a maturity schedule of time deposits of $100,000 or more as of December 31, 2004. This table shows that 86.6% of the Company's time deposits greater than $100,000 mature within one year.

      At each of the past three year ends, the Company had no deposits issued through foreign offices, nor did the

Company believe that it held any deposits by foreign depositors.

Borrowings

      The Company had borrowings outstanding of $92.2 million at December 31, 2004 compared to $76.0 million at December 31, 2003. As shown in Table 2, average borrowings has increased over the past two years, amounting to $20.7 million in 2002, $42.1 million in 2003, and rising to $84.9 million in 2004. The increases in borrowings over the past two years has been necessary for two reasons - 1) to help fund the Company's high loan growth which has exceeded deposit growth and 2) to enhance the Company's regulatory capital ratios - as noted below, the Company's trust preferred security borrowings qualify as Tier I capital for regulatory capital adequacy requirements.

      At December 31, 2004, the Company has three sources of readily available borrowing capacity - 1) an approximately $296 million line of credit with the FHLB, of which $51 million was outstanding at December 31, 2004 and $36 million was outstanding at December 31, 2003, 2) a $50 million overnight federal funds line of credit with a correspondent bank, none of which was outstanding at December 31, 2004 or 2003, and 3) an approximately $58 million line of credit through the Federal Reserve Bank of Richmond's (FRB) discount window, none of which was outstanding at December 31, 2004 or 2003.

      The Company's line of credit with the FHLB totaling approximately $296 million can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need and is secured by the Company's FHLB stock and a blanket lien on most of its real estate loan portfolio. The Company had $51 million outstanding under this line of credit at December 31, 2004, with $40 million outstanding on an overnight basis and the other $11 million maturing in $1 million to $5 million increments in each of the years from 2005 to 2009.

      The Company's correspondent bank relationship allows the Company to purchase up to $50 million in federal funds on an overnight, unsecured basis. The Company had no borrowings outstanding under this line at December 31, 2004 or 2003. This line of credit was not drawn upon during any of the past three years.

      The Company also has a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of the Company's commercial and consumer loan portfolio (excluding real estate). Based on the collateral owned by the Company as of December 31, 2004, the available line of credit is approximately $58 million. This line of credit was established primarily in connection with the Company's Y2K liquidity contingency plan and has not been drawn on since inception. The FRB has indicated that it would not expect lines of credit that have been granted to financial institutions to be a primary borrowing source. The Company plans to maintain this line of credit, although it is not expected that it will be drawn upon except in unusual circumstances.

      In addition to the lines of credit described above, in which the Company had $51 million outstanding as of December 31, 2004, the Company also had a total of $41.2 million in trust preferred security debt outstanding at December 31, 2004. The Company issued $20.6 million of this debt on October 29, 2002 and an additional $20.6 million on December 19, 2003. These borrowings each have 30 year final maturities and were structured as trust preferred capital securities that qualify as Tier I capital for regulatory capital adequacy requirements. These debt securities are callable by the Company at par on any quarterly interest payment date five years after their issue date. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 3.45% for the securities issued in 2002 and three-month LIBOR plus 2.70% for the securities issued in 2003.

      Average short-term borrowings for each of the past five years were less than 30% of total shareholders' equity at all times during each period.

Liquidity, Commitments, and Contingencies

      The Company's liquidity is determined by its ability to convert assets to cash or to acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and its ability to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. The Company's primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments. The Company's securities portfolio is comprised almost entirely of readily marketable securities which could also be sold to provide cash.

      As noted above, in addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources -
1) an approximately $296 million line of credit with the FHLB, 2) a $50 million overnight federal funds line of credit with a correspondent bank, and 3) an approximately $58 million line of credit through the Federal Reserve Bank of Richmond's discount window.

      The Company's on-balance-sheet liquidity declined in both 2004 and 2003 as a result of the strong loan growth that outpaced deposit growth during each year. The imbalance in loan growth compared to deposit growth increased the loan to deposit ratio from 94.6% at December 31, 2002 to 97.6% at December 31, 2003 to 98.4% at December 31, 2004. The increasing loan to deposit ratio has resulted in the Company relying more heavily on borrowings during each of the past two years in order to achieve internally targeted liquidity ratios. Average borrowings outstanding were $20.7 million in 2002, $42.0 million in 2003 and $84.9 million in 2004.

      Despite the higher reliance on borrowings, the Company's management believes its liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet its operating needs in the foreseeable future. The Company will continue to monitor its liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate

      In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows.

      Table 18 reflects the contractual obligations and other commercial commitments of the Company outstanding as of December 31, 2004. Any of the Company's $51 million in outstanding borrowings with the FHLB may be accelerated immediately by the FHLB in certain circumstances, including material adverse changes in the condition of the Company or if the Company's qualifying collateral amounts to less than 1.25 times the amount of borrowings outstanding. At December 31, 2004, the Company's qualifying collateral amounted to 7.2 times the amount of borrowings outstanding.

      In the normal course of business there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the financial statements. Table 18 also reflects other commercial commitments of the Company outstanding as of December 31, 2004. This table reflects that as of December 31, 2004, the Company had outstanding loan commitments of $232,248,000 (the sum of credit cards and lines of credit and loan commitments line items). Of that amount, $208,241,000 were at variable rates and $24,007,000 were at fixed rates. Included in outstanding loan commitments were unfunded commitments of $123,535,000 on revolving credit plans, of which $115,024,000 were at variable rates and $8,511,000 were at fixed rates.

      In addition to the credit card and other loan commitments described above, at December 31, 2004 and 2003, the Company had $3,762,000 and $3,320,000 in
standby letters of credit outstanding, respectively. The Company has no carrying amount for these standby letters of credit. The nature of the standby letters of credit is a guarantee made on behalf the Company's customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit have two to three year terms, and the payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. In the event that the Company is required to honor a standby letter of credit, a note, already executed with the customer, is triggered which provides repayment terms and any collateral requirements. Over the past ten years, the Company has had to honor one standby letter of credit, which was repaid by the borrower without any loss to the Company.

      It has been the experience of the Company that deposit withdrawals are generally replaced with new deposits, thus not requiring any net cash outflow. Based on that assumption, management believes that it can meet its contractual cash obligations and existing commitments from normal operations.

      The Company is not involved in any legal proceedings that, in management's opinion, could have a material effect on the consolidated financial position of the Company; however, the following paragraph describes a potential exposure related to taxes.

      Based on consultations with the Company's tax advisors, the Company's organizational structure has been established in a way to minimize its tax liabilities. State taxing authorities have recently announced that they will vigorously pursue taxpayers who have engaged in activities deemed to be "income-shifting," and the Company is aware that state taxing authorities have recently challenged a bank holding company with a similar operating structure as the Company that they deem to result in "income-shifting." While the Company believes its tax position is sound, it has decided to discontinue certain elements of its operating structure during 2005 to avoid controversy with state taxing authorities. If the Company's position with regard to its operating structure were to be challenged by state taxing authorities for past years and resulted in an assessment, the Company estimates that its exposure could be $5.8 million (net of federal tax benefit), including interest and penalties. If such an assessment were to occur, the Company would vigorously contest the assessment based on the belief that it has fully complied with relevant tax laws. Accordingly, the Company has not accrued a liability for this possibility. As a result of discontinuing certain elements of the Company's operating structure, the Company estimates that its effective tax rate will increase from approximately 34% in 2004 to approximately 39% in 2005. If the Company's effective tax rate had been 39% in 2004, the Company's net income would have been lower by approximately $1.3 million.

Off-Balance Sheet Arrangements and Derivative Financial Instruments

      Off-balance sheet arrangements include transactions, agreements, or other contractual arrangements in which the Company has obligations or provides guarantees on behalf of an unconsolidated entity. The Company has no off-balance sheet arrangements of this kind other than repayment guarantees associated with its trust preferred securities.

      Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. The Company has not engaged in significant derivatives activities through December 31, 2004 and has no current plans to do so.

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

      Table 17 sets forth the Company's interest rate sensitivity analysis as of December 31, 2004, using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call). As illustrated by this table, at December 31, 2004, the Company had $289.7 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at December 31, 2004 are deposits totaling $473 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

      Thus, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates (In fact, it has been the Company's experience that each interest rate cut occurring during the past three years has negatively impacted (at least temporarily) the Company's net interest margin). Generally, when rates change, the Company's interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while the Company's interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. The net effect is that in the twelve month horizon, as rates change, the impact of having a higher level of interest-sensitive liabilities is substantially negated by the later and typically lower proportionate change these liabilities experience compared to interest sensitive assets. However, the rate cuts totaling 75 basis points that occurred in late 2002 and mid-2003 had a more pronounced and a longer lasting negative impact on the Company's net interest margin than previous rate cuts because of the inability of the Company to reset deposit rates by an amount (because of their already near-zero rates) that would offset the negative impact of the rate cut on the yields earned on the Company's interest earning assets. Additionally, as previously discussed, over the past two years, the Company has originated significantly more adjustable rate loans compared to fixed rate loans. Adjustable rate loans generally carry lower initial interest rates than fixed rate loans. For these reasons, the second quarter of 2004 marked the fifth consecutive quarter of declining net interest margins. In the second half of 2004, the Federal Reserve increased interest rates three times totaling 125 basis points, which was largely responsible for the Company's net interest margin reversing its downward trend and increasing from 4.26% in the second quarter of 2004 to 4.28% in the third quarter of 2004 and to 4.32% in the fourth quarter of 2004. Assuming no changes in interest rates in 2005, the Company would expect, as discussed above, its net interest margin to be negatively impacted as a result of time deposits maturing and repricing in 2005 that were originated in periods when rates were lower. However, many economists have stated that they believe that interest rates will continue to rise in 2005, and in fact the Federal Reserve raised interest rates by 0.25% in February 2005. If rates were to increase in 2005 by approximately 1.00%, the Company expects that the negative impact of higher rates paid on maturing time deposits would be largely negated by increases in yields on earning assets, and that the Company's net interest margin for the year will be continue to be in the recently realized range of 4.25%-4.35%. However in determining this range, the Company had to make certain assumptions about its ability to manage changes in rates paid on deposits, which will depend largely on actions taken by the Company's competitors and could be significantly different from the assumptions made.

      The Company has no market risk sensitive instruments held for trading purposes, nor does it maintain any foreign currency positions. Table 19 presents the expected maturities of the Company's other than trading market risk sensitive financial instruments. Table 19 also presents the estimated fair values of market risk sensitive instruments as estimated in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The Company's assets and liabilities each have estimated fair values that do not vary significantly from their carrying values.

      See additional discussion regarding net interest income, as well as discussion of the changes in the annual net interest margin in the section entitled "Net Interest Income" above.

Return on Assets and Equity

      Table 20 shows return on assets (net income divided by average total assets), return on equity (net income divided by average shareholders' equity), dividend payout ratio (dividends per share divided by net income per share) and shareholders' equity to assets ratio (average shareholders' equity divided by average total assets) for each of the years in the three-year period ended December 31, 2004.

Capital Resources and Shareholders' Equity

      Shareholders' equity at December 31, 2004 amounted to $148.5 million compared to $141.9 million at December 31, 2003. The two basic components that typically have the largest impact on the Company's shareholders' equity are net income, which increases shareholders' equity, and dividends declared, which decreases shareholders' equity.

      In 2004, net income of $20,114,000 increased equity, while dividends declared of $9,269,000 reduced equity. Also, the Company continued to actively manage its capital and number of common shares outstanding through stock repurchases. In 2004, the Company repurchased a total of 300,816 shares of its common stock at an average price of $21.65, which reduced shareholders' equity by $6.5 million. At December 31, 2004, the Company had a remaining authorization from its board of directors to repurchase 315,015 shares of stock. As discussed below, the Company expects to repurchase fewer shares of stock in 2005 than it did in 2004 in order to prudently manage its capital ratios.

      Other items affecting shareholders' equity in 2004 were 1) proceeds of $1,081,000 received from common stock issued as a result of stock option exercises, 2) proceeds of $1,466,000 received from the issuance of stock into the Company's dividend reinvestment plan, 3) a $203,000 increase to equity related to the tax benefit that the Company realized due to exercises of nonqualified stock options, and 4) other comprehensive loss of $445,000, which was comprised of the $417,000 decrease in the net unrealized gain, net of taxes, of the Company's available for sale securities and an adjustment to the Company's pension liability of $28,000, net of taxes.

      In 2003, net income of $19,417,000 increased equity, while dividends declared of $8,835,000 reduced equity. Two other items significantly impacted shareholders' equity in 2003. In connection with the Company's acquisition of CCB in January 2003, the Company issued 1.2 shares of stock for each share of CCB stock outstanding, which resulted in the Company issuing a total of 500,000 shares of stock valued at $9.3 million, which increased shareholders equity. Also in 2003, the Company repurchased a total of 315,000 shares of its common stock at an average price of $16.49, which reduced shareholders' equity by $5.2 million.

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

      In 2002, net income of $17,230,000 increased equity, while dividends declared of $8,225,000 reduced equity. Also in 2002, the Company repurchased 277,500 shares of stock totaling $4,410,000, which reduced equity. Other items affecting shareholders' equity were 1) proceeds of $1,033,000 received from common stock issued as a result of stock option exercises, 2) proceeds of $1,174,000 received from the issuance of stock into the Company's dividend reinvestment plan, 3) a $382,000 increase to equity related to the tax benefit that the Company realized due to exercises of nonqualified stock options, and 4) other comprehensive income of $75,000, which was comprised of the $176,000 increase in the net unrealized gain, net of taxes, of the Company's available for sale securities that was reduced by an adjustment to the Company's pension liability of $101,000, net of taxes.

      The Company is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.

      The Company and the Bank must comply with regulatory capital requirements established by the FRB and the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require the Company and the Bank to maintain minimum ratios of "Tier 1" capital to total risk-weighted assets ("Tier I Capital Ratio") and total capital to risk-weighted assets ("Total Capital Ratio") of 4.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders' equity, excluding unrealized gains or losses from the securities available for sale, less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which for the Company and the Bank is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company and the Bank, adjusted for their related risk levels using formulas set forth in FRB and FDIC regulations.

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

      Table 21 presents the Company's regulatory capital ratios as of December 31, 2004, 2003, and 2002. In 2002, as a result of the Company forecasting that its strategic growth goals would likely result in the need for additional capital, the Company issued $20.6 million in debt structured as trust preferred capital securities that qualify as capital for regulatory capital adequacy requirements - see "Borrowings" above for further discussion. As a result of the issuance of the trust preferred securities, the Company's capital ratios increased significantly at December 31, 2002 compared to December 31, 2001. In 2003, although the Company's regulatory capital ratios at all times far exceeded regulatory minimums, the ratios decreased significantly as a result of the Company's acquisitions, which increased assets and decreased tangible capital. The Company's issuance of an additional $20.6 million in trust preferred securities in December 2003 partially offset the decrease in regulatory capital ratios resulting from the effects of the acquisitions. In 2004, the Company's regulatory capital ratios declined slightly due to assets growing at a higher rate than did the Company's equity. Assuming similar growth rates in 2005, the Company expects to repurchase less stock in 2005 than in recent years in order to maintain its capital ratios at approximately their same levels.

      In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for a bank's classification as "well capitalized." The specific guidelines are as follows - Tier I Capital Ratio of at least 6.00%, Total Capital Ratio of at least 10.00%, and a Leverage Ratio of at least 5.00%. The Bank's regulatory ratios exceeded the threshold for "well-capitalized" status at December 31, 2004, 2003 and 2002.

      The Company's goal is to maintain its "well-capitalized" status at all times. Based on the Company's capital position at December 31, 2004 and the fact that there are no pending acquisitions or material capital expenditures planned, the Company does not anticipate needing to raise capital in the foreseeable future. The Company estimates, based on criteria provided by trust preferred security pool underwriters, that it has the credit capacity to issue approximately $20 million more in trust preferred securities. The Company also believes that it has the ability to raise capital in a secondary stock offering should the need arise.

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

Current Accounting and Regulatory Matters

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

      In January 2003, the FASB issued Financial Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which was subsequently revised in December 2003. FIN 46 addresses the consolidation by business enterprises of certain variable interest entities. The provisions of this interpretation became effective for the Company on January 31, 2003 as it relates to variable interest entities created or purchased after that date. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R), which clarified and interpreted certain of the provisions of FIN 46, without changing the basic accounting model in FIN 46. The provisions of FIN 46R were effective no later than March 31, 2004. The adoption of FIN 46 did not have an impact on the Company's financial position or results of operations, as the Company had no investments in variable interest entities that required consolidation under FIN 46. The application of FIN 46R during 2004 resulted in the de-consolidation of two trusts that the Company established in order to issue $40 million in trust preferred capital securities. The de-consolidation of the trusts resulted in the Company recording the amount of the junior subordinated debentures between the Company and the trust subsidiary in the amount of $1,239,000. Previously, the junior subordinated debentures were eliminated in consolidation. The impact of this change was to increase both securities (held-to-maturity) and borrowings by $1,239,000 each.

      In November 2003, the FASB ratified a consensus reached by its Emerging Issues Task Force ("EITF") regarding quantitative and qualitative disclosures required by EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue No. 03-1 requires certain quantitative and qualitative disclosures as it relates to investments that have unrealized losses that have not been recognized as other-than-temporary impairments and is effective for fiscal years ending after December 15, 2003. The additional disclosures required for the Company are included in Note 3. In March 2004, the EITF released Consensus 03-1 (EITF 03-1). EITF 03-1 as released, codified the provisions of SEC Staff Accounting Bulletin No. 59 and required additional information about unrealized losses associated with debt and equity securities and also provided more detailed criteria that must be followed in evaluating whether to record losses on impaired debt and equity securities. The disclosure requirements were applicable for annual reporting periods ending after June 15, 2004 and are presented in Note 3. The impairment accounting requirements were to have been effective for periods beginning after June 15, 2004. However, in September 2004, the FASB indefinitely delayed the effective date of the requirement to record impairment losses caused by the effect of increases in interest rates or "sector spreads."

      In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003) (Statement 132(R)), "Employers' Disclosures about Pensions and Other Postretirement Benefits." Statement 132(R) revises employers' disclosures about pension plans and other postretirement plans, but does not change the measurement or recognition of those plans. Statement No. 132(R) requires additional disclosures about the assets, obligations, cash flows, and net periodic pension cost of defined benefit plans and other defined benefit postretirement plans. Most of the provisions of Statement 132(R) became effective for financial statements with fiscal years after December 15, 2003, with certain provisions becoming effective for fiscal years ending after June 15, 2004. The additional disclosures required for the Company are included in
Note 11 in the accompanying audited consolidated financial statements.

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

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (Statement 123(R)), "Share-Based Payment." Statement 123(R) replaces FASB Statement No. 123 (Statement 123), "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25 (Opinion 25), "Accounting for Stock Issued to Employees." Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, Statement 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Currently, the only share-based compensation arrangement utilized by the Company is stock options. The Company will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. See "Stock-Based Compensation" above for further discussion, including the potential quantitative impact of adopting this statement.

      In March 2005, the FRB issued a final rule concerning the regulatory capital treatment of Trust Preferred Securities ("TPS") by bank holding companies. After a five-year transition period ending March 31, 2009, the aggregate amount of TPS and certain other capital elements will be limited to 25% of Tier I capital elements - net of goodwill, less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The Company does not expect this rule to materially impact the Company's capital ratios.

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

---------------------------------------------------------------------------------------------------------------------------------
Table 1 Selected Consolidated Financial Data
---------------------------------------------------------------------------------------------------------------------------------

                                                                             Year Ended December 31,
  ($ in thousands, except per share                    --------------------------------------------------------------------------
         and nonfinancial data)                           2004             2003            2002            2001         2000 (1)
                                                       ----------       ---------       ---------       ---------      ----------
Income Statement Data
Interest income                                        $   81,593          74,667          73,261          76,773        72,915
Interest expense                                           20,303          18,907          23,871          35,720        34,220
Net interest income                                        61,290          55,760          49,390          41,053        38,695
Provision for loan losses                                   2,905           2,680           2,545           1,151         1,605
Net interest income after provision                        58,385          53,080          46,845          39,902        37,090
Noninterest income                                         15,864          14,918          11,968           9,655         4,729
Noninterest expense                                        43,717          37,964          32,301          28,634        26,741
Income before income taxes                                 30,532          30,034          26,512          20,923        15,078
Income taxes                                               10,418          10,617           9,282           7,307         5,736
Net income                                                 20,114          19,417          17,230          13,616         9,342

Earnings per share - basic                                   1.42            1.38            1.26            1.00          0.70
Earnings per share - diluted                                 1.40            1.35            1.23            0.98          0.69

---------------------------------------------------------------------------------------------------------------------------------

Per Share Data (2)
Cash dividends declared                                $     0.66            0.63            0.60            0.59          0.51
Market Price
     High                                                   29.73           21.49           18.35           18.72         11.50
     Low                                                    18.47           15.30           13.47           10.33          8.04
     Close                                                  27.17           20.80           15.67           15.03         10.50
Book value - stated                                         10.54           10.02            9.06            8.54          8.36
Tangible book value                                          7.04            6.44            7.22            6.75          8.01

---------------------------------------------------------------------------------------------------------------------------------

Selected Balance Sheet Data (at year end)
Total assets                                           $1,638,913       1,475,769       1,218,146       1,144,691       915,167
Loans                                                   1,367,053       1,218,895         998,547         890,310       746,089
Allowance for loan losses                                  14,717          13,569          10,907           9,388         7,893
Intangible assets                                          49,330          50,701          25,169          24,488         4,630
Deposits                                                1,388,768       1,249,364       1,055,957       1,000,281       770,379
Borrowings                                                 92,239          76,000          30,000          15,000        26,200
Total shareholders' equity                                148,478         141,856         123,985         116,726       110,684

---------------------------------------------------------------------------------------------------------------------------------

Selected Average Balances
Assets                                                 $1,545,332       1,339,823       1,162,708       1,046,030       909,800
Loans                                                   1,295,682       1,113,426         954,885         831,817       701,317
Earning assets                                          1,434,425       1,245,679       1,090,666         983,628       867,269
Deposits                                                1,306,404       1,153,385       1,010,693         899,989       744,835
Interest-bearing liabilities                            1,232,130       1,065,950         928,686         837,563       724,152
Shareholders' equity                                      146,683         137,293         120,943         115,620       110,093

---------------------------------------------------------------------------------------------------------------------------------

Ratios
Return on average assets                                     1.30%           1.45%           1.48%           1.30%         1.03%
Return on average equity                                    13.71%          14.14%          14.25%          11.78%         8.49%
Net interest margin (taxable-equivalent basis)               4.31%           4.52%           4.58%           4.23%         4.53%
Shareholders' equity to assets at year end                   9.06%           9.61%          10.18%          10.20%        12.09%
Loans to deposits at year end                               98.44%          97.56%          94.56%          89.01%        96.85%
Allowance for loan losses to total loans                     1.08%           1.11%           1.09%           1.05%         1.06%
Nonperforming  assets to total assets at year end            0.32%           0.39%           0.36%           0.45%         0.19%
Net charge-offs to average loans                             0.14%           0.10%           0.11%           0.09%         0.06%
Efficiency ratio                                            56.32%          53.32%          52.19%          55.82%        60.75%

---------------------------------------------------------------------------------------------------------------------------------

Nonfinancial Data
Number of branches                                              59              57              48              45            39
Number of employees - Full time equivalents                    563             550             447             393           334

---------------------------------------------------------------------------------------------------------------------------------

(1) Results for the year ended December 31, 2000 were significantly impacted by merger-related charges.
(2) All share data has been adjusted to reflect the 3-for-2 stock split paid on November 15, 2004.

--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Table 2 Average Balances and Net Interest Income Analysis
-----------------------------------------------------------------------------------------------------------------------------------

                                                                    Year Ended December 31,
                            -------------------------------------------------------------------------------------------------------
                                            2004                               2003                              2002
                            ----------------------------------  ----------------------------------  --------------------------------
                                                      Interest                           Interest                         Interest
                              Average       Avg.      Earned       Average     Avg.       Earned     Average      Avg.     Earned
($ in thousands)              Volume        Rate      or Paid      Volume      Rate       or Paid    Volume       Rate     or Paid
                            ----------    --------   ---------  -----------  ---------   ---------  ----------  --------  ----------
Assets
Loans (1)                   $1,295,682      5.87%    $  76,093  $ 1,113,426     6.23%    $  69,318  $  954,885    6.99%    $ 66,742
Taxable securities              98,016      4.52%        4,428       81,211     4.80%        3,902      83,642    5.93%       4,961
Non-taxable securities(2)       12,082      8.30%        1,003       14,238     8.33%        1,186      14,823    8.51%       1,262
Short-term investments,
 primarily federal funds        28,645      1.90%          544       36,804     2.12%          779      37,316    2.23%         831
                            ----------               ---------  -----------              ---------  ----------             --------
Total interest-
  earning assets             1,434,425      5.72%       82,068    1,245,679     6.04%       75,185   1,090,666    6.77%      73,796
                                                     ---------                           ---------                         --------
Cash and due from banks         32,594                               31,189                             26,330
Bank premises and
  equipment, net                25,915                               23,371                             20,769
Other assets                    52,398                               39,584                             24,943
                            ----------                          -----------                         ----------
Total assets                $1,545,332                          $ 1,339,823                         $1,162,708
                            ==========                          ===========                         ==========
Liabilities and Equity
Savings, NOW and
  money market deposits     $  468,177      0.54%        2,530  $   414,525     0.53%        2,215  $  368,807    0.97%       3,588
Time deposits >$100,000        271,448      2.34%        6,362      229,758     2.56%        5,892     186,178    3.67%       6,825
Other time deposits            407,602      2.04%        8,334      379,603     2.37%        9,001     352,964    3.51%      12,376
                            ----------               ---------  -----------              ---------  ----------             --------
 Total interest-bearing
   deposits                  1,147,227      1.50%       17,226    1,023,886     1.67%       17,108     907,949    2.51%      22,789
Borrowings                      84,903      3.62%        3,077       42,064     4.28%        1,799      20,737    5.22%       1,082
                            ----------               ---------  -----------              ---------  ----------             --------
Total interest-
  bearing liabilities        1,232,130      1.65%       20,303    1,065,950     1.77%       18,907     928,686    2.57%      23,871
                                                     ---------                           ---------                         --------
Non-interest-
  bearing deposits             159,177                              129,499                            102,744
Other liabilities                7,342                                7,081                             10,335
Shareholders' equity           146,683                              137,293                            120,943
                            ----------                          -----------                         ----------
Total liabilities and
  shareholders' equity      $1,545,332                          $ 1,339,823                         $1,162,708
                            ==========                          ===========                         ==========
 Net yield on interest-
   earning assets and
   net interest income                      4.31%    $  61,765                  4.52%    $  56,278                4.58%    $ 49,925
                                                     =========                           =========                         ========
Interest rate spread                        4.07%                               4.26%                             4.20%

Average prime rate                          4.34%                               4.12%                             4.67%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized loan fees in the amounts of $1,244,000, $1,235,000, and $938,000 for 2004, 2003, and
      2002, respectively.
(2) Includes tax-equivalent adjustments of $475,000, $519,000, and $535,000 in 2004, 2003, and 2002, respectively, to reflect the federal and state benefit of the tax-exempt securities, reduced by the related nondeductible portion of interest expense.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Table 3  Volume and Rate Variance Analysis
---------------------------------------------------------------------------------------------------------------------------------


                                                Year Ended December 31, 2004                Year Ended December 31, 2003
                                          ----------------------------------------     ----------------------------------------
                                           Change Attributable to                       Change Attributable to
                                          -------------------------                    -------------------------
                                                                          Total                                        Total
                                           Changes        Changes        Increase       Changes        Changes        Increase
(In thousands)                            in Volumes      in Rates      (Decrease)     in Volumes      in Rates      (Decrease)
                                          ----------     ----------     ----------     ----------     ----------     ----------
Interest income (tax-equivalent):
   Loans                                  $   11,025         (4,250)         6,775     $   10,476         (7,900)         2,576
   Taxable securities                            783           (257)           526           (130)          (929)        (1,059)
   Non-taxable securities                       (179)            (4)          (183)           (49)           (27)           (76)
   Short-term investments, principally
      federal funds sold                        (164)           (71)          (235)           (11)           (41)           (52)
                                          ----------     ----------     ----------     ----------     ----------     ----------
          Total interest income               11,465         (4,582)         6,883         10,286         (8,897)         1,389
                                          ----------     ----------     ----------     ----------     ----------     ----------
Interest expense:
   Savings, NOW and money
      market deposits                            288             27            315            345         (1,718)        (1,373)
   Time deposits>$100,000                      1,023           (553)           470          1,358         (2,291)          (933)
   Other time deposits                           618         (1,285)          (667)           783         (4,158)        (3,375)
                                          ----------     ----------     ----------     ----------     ----------     ----------
     Total interest-bearing deposits           1,929         (1,811)           118          2,486         (8,167)        (5,681)
   Borrowings                                  1,692           (414)         1,278          1,012           (295)           717
                                          ----------     ----------     ----------     ----------     ----------     ----------
         Total interest expense                3,621         (2,225)         1,396          3,498         (8,462)        (4,964)
                                          ----------     ----------     ----------     ----------     ----------     ----------
             Net interest income          $    7,844         (2,357)         5,487     $    6,788           (435)         6,353
                                          ==========     ==========     ==========     ==========     ==========     ==========

      Changes attributable to both volume and rate are allocated equally between rate and volume variances.

--------------------------------------------------------------------------------
Table 4  Noninterest Income
--------------------------------------------------------------------------------

                                                    Year Ended December 31,
                                               --------------------------------
(In thousands)                                   2004        2003        2002
                                               --------    --------    --------
Service charges on deposit accounts            $  9,064       7,938       6,856
Other service charges, commissions, and fees      3,361       2,710       2,336
Fees from presold mortgages                         969       2,327       1,713
Commissions from sales of insurance and
       financial products                         1,406       1,304         738
Data processing fees                                416         333         303
                                               --------    --------    --------
     Total core noninterest income               15,216      14,612      11,946
Loan sale gains                                       2           2          11
Securities gains, net                               299         218          25
Other gains (losses), net                           347          86         (14)
                                               --------    --------    --------
          Total                                $ 15,864      14,918      11,968
                                               ========    ========    ========

-------------------------------------------------------------------------------
Table 5  Noninterest Expenses
-------------------------------------------------------------------------------

                                                   Year Ended December 31,
                                             ----------------------------------
(In thousands)                                 2004         2003         2002
                                             --------     --------     --------

Salaries                                     $ 20,116       17,756       15,079
Employee benefits                               5,488        4,381        3,388
                                             --------     --------     --------
     Total personnel expense                   25,604       22,137       18,467
Occupancy expense                               2,754        2,366        2,077
Equipment related expenses                      2,956        2,555        2,128
Amortization of intangible assets                 378          224           31
Stationery and supplies                         1,523        1,498        1,445
Telephone                                       1,345        1,229          932
Non-credit losses                                 187          198           97
Other operating expenses                        8,970        7,757        7,124
                                             --------     --------     --------
          Total                              $ 43,717       37,964       32,301
                                             ========     ========     ========

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Table 6 Income Taxes
--------------------------------------------------------------------------------

(In thousands)                             2004           2003          2002
                                         --------       --------      --------

Current    - Federal                     $ 10,407          9,578         8,964
           - State                            228            614           464
Deferred   - Federal                         (192)           425          (146)
           - State                            (25)            --            --
                                         --------       --------      --------
     Total                               $ 10,418         10,617         9,282
                                         ========       ========      ========

Effective tax rate                           34.1%          35.3%         35.0%
                                         ========       ========      ========

---------------------------------------------------------------------------------------------
Table 7  Distribution of Assets and Liabilities
---------------------------------------------------------------------------------------------

                                                                   As of December 31,
                                                         ------------------------------------
                                                           2004          2003          2002
                                                         --------      --------      --------
Assets
     Interest-earning assets
        Net loans                                              82%           82%           81%
        Securities available for sale                           5             7             5
        Securities held to maturity                             1             1             1
        Short term investments                                  4             2             6
                                                         --------      --------      --------
             Total interest-earning assets                     92            92            93

     Noninterest-earning assets
        Cash and due from banks                                 2             2             2
        Premises and equipment                                  2             2             2
        Other assets                                            4             4             3
                                                         --------      --------      --------
               Total assets                                   100%          100%          100%
                                                         ========      ========      ========

Liabilities and shareholders' equity
     Demand deposits - noninterest bearing                     10%           10%            9%
     Savings, NOW, and money market deposits                   29            31            32
     Time deposits of $100,000 or more                         21            16            17
     Other time deposits                                       25            27            29
                                                         --------      --------      --------
           Total deposits                                      85            84            87
     Borrowings                                                 5             5             2
     Accrued expenses and other liabilities                     1             1             1
                                                         --------      --------      --------
             Total liabilities                                 91            90            90

Shareholders' equity                                            9            10            10
                                                         --------      --------      --------
          Total liabilities and shareholders' equity          100%          100%          100%
                                                         ========      ========      ========

----------------------------------------------------------------------------------------------
Table 8  Securities Portfolio Composition
----------------------------------------------------------------------------------------------

                                                                   As of December 31,
                                                         ------------------------------------
(In thousands)                                             2004          2003          2002
                                                         --------      --------      --------
Securities available for sale:
     U.S. Government agencies                            $ 29,810        35,808        13,529
     Mortgage-backed securities                            41,062        48,473        35,208
     Corporate bonds                                       12,084        13,415        11,507
     Equity securities                                      5,598         5,759         5,535
                                                         --------      --------      --------
             Total securities available for sale           88,554       103,455        65,779
                                                         --------      --------      --------

Securities held to maturity:
     State and local governments                           11,605        12,947        13,951
     Other                                                  2,420         1,259         1,039
                                                         --------      --------      --------
         Total securities held to maturity                 14,025        14,206        14,990
                                                         --------      --------      --------
               Total securities                          $102,579       117,661        80,769
                                                         ========      ========      ========

               Average total securities during year      $110,098        95,449        98,465
                                                         ========      ========      ========

--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
Table 9  Securities Portfolio Maturity Schedule
----------------------------------------------------------------------------------------------

                                                                 As of December 31,
                                                         -------------------------------------
                                                                        2004
                                                         -------------------------------------
                                                           Book         Fair           Book
($ in thousands)                                          Value         Value        Yield (1)
                                                         --------      --------      ---------
Securities available for sale:

   U.S. Government agencies
        Due within one year                              $  1,753         1,773          4.01%
        Due after one but within five years                19,078        18,941          3.41%
        Due after five but within ten years                 8,947         9,096          4.85%
                                                         --------      --------      --------
              Total                                        29,778        29,810          3.89%
                                                         --------      --------      --------

   Mortgage-backed securities
        Due within one year                                   333           338          5.28%
        Due after one but within five years                28,380        28,338          4.21%
        Due after five but within ten years                12,248        12,228          4.23%
        Due after ten years                                   155           158          4.82%
                                                         --------      --------      --------
              Total                                        41,116        41,062          4.23%
                                                         --------      --------      --------

   Corporate debt securities
        Due after ten years                                10,909        12,084          7.59%
                                                         --------      --------      --------
              Total                                        10,909        12,084          7.59%
                                                         --------      --------      --------

    Equity securities                                       5,565         5,598          3.75%
                                                         --------      --------      --------

Total securities available for sale
        Due within one year                                 2,086         2,111          4.21%
        Due after one but within five years                47,458        47,279          3.89%
        Due after five but within ten years                21,195        21,324          4.49%
        Due after ten years                                11,064        12,242          7.55%
        Equity securities                                   5,565         5,598          3.75%
                                                         --------      --------      --------
              Total                                      $ 87,368        88,554          4.50%
                                                         ========      ========      ========
Securities held to maturity:

   State and local governments
        Due within one year                              $  1,157         1,164          5.58%
        Due after one but within five years                 7,483         7,765          6.68%
        Due after five but within ten years                 2,817         2,941          7.00%
        Due after ten years                                   148           161          8.58%
                                                         --------      --------      --------
              Total                                        11,605        12,031          6.68%
                                                         --------      --------      --------

    Other
        Due after one but within five years                 2,420         2,420          0.74%
                                                         --------      --------      --------
              Total                                         2,420         2,420          0.74%
                                                         --------      --------      --------

Total securities held to maturity
        Due within one year                                 1,157         1,164          5.58%
        Due after one but within five years                 9,903        10,185          5.23%
        Due after five but within ten years                 2,817         2,941          7.00%
        Due after ten years                                   148           161          8.58%
                                                         --------      --------      --------
              Total                                      $ 14,025        14,451          5.65%
                                                         ========      ========      ========

(1)   Yields  on  tax-exempt   investments  have  been  adjusted  to  a  taxable
      equivalent basis using a 35% tax rate.

--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Table 10  Loan Portfolio Composition
----------------------------------------------------------------------------------------------------------------------------------

                                                                 As of December 31,
               -------------------------------------------------------------------------------------------------------------------
                        2004                     2003                    2002                   2001                  2000
               ----------------------   ---------------------    -------------------    --------------------   -------------------
                               % of                    % of                   % of                   % of                  % of
($ in                          Total                   Total                  Total                  Total                 Total
thousands)        Amount       Loans      Amount       Loans      Amount      Loans      Amount      Loans     Amount      Loans
               -----------   --------   ---------    --------    --------   --------    ---------   --------   --------   --------
Commercial,
 financial, &
 agricultural  $   122,501       8.96%    117,287        9.62%   $ 88,291       8.84%   $  79,695       8.94%  $ 76,507      10.24%
Real estate-
 construction      117,158       8.57%     98,189        8.05%     68,162       6.82%      66,304       7.44%    57,608       7.71%
Real estate-
 mortgage(1)     1,063,694      77.80%    939,578       77.05%    795,148      79.57%     697,498      78.29%   571,638      76.55%
Installment
 loans to
individuals         63,913       4.67%     64,444        5.28%     47,648       4.77%      47,471       5.33%    41,047       5.50%
               -----------   --------   ---------    --------    --------   --------    ---------   --------   --------   --------
Loans, gross     1,367,266     100.00%  1,219,498      100.00%    999,249     100.00%     890,968     100.00%   746,800     100.00%
                             ========                ========               ========                ========              ========
Unamortized
 net deferred
 loan fees &
 unearned
 income               (213)                  (603)                   (702)                   (658)                 (711)
               -----------              ---------                --------               ---------              --------
Total loans,
 net           $ 1,367,053               1,218,895               $998,547               $ 890,310              $746,089
               ===========               =========               ========               =========              ========

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

------------------------------------------------------------------------------------------------------------------------------
Table 11  Loan Maturities
------------------------------------------------------------------------------------------------------------------------------

                                                                  As of December 31, 2004
                                 ---------------------------------------------------------------------------------------------
                                        Due within      Due after one year but      Due after five
                                         one year        within five years              years                    Total
                                 ---------------------  ----------------------   --------------------     --------------------
($ in thousands)                  Amount        Yield    Amount         Yield     Amount       Yield       Amount       Yield
                                 --------      -------  --------       -------   --------     -------     --------     -------
Variable Rate Loans:
  Commercial, financial, and
    agricultural                 $ 41,041       5.60%   $ 26,788         5.63%   $  2,698       5.56%     $ 70,527       5.61%
  Real estate - construction       84,142       5.80%     11,636         5.64%      2,603       5.38%       98,381       5.77%
  Real estate - mortgage           90,376       5.68%    251,029         5.65%    295,498       5.59%      636,903       5.63%
  Installment loans
    to individuals                  1,242       5.55%      6,704         7.55%      1,139       7.49%        9,085       7.27%
                                 --------               --------                 --------               ----------
       Total at variable rates    216,801       5.71%    296,157         5.69%    301,938       5.60%      814,896       5.66%
                                 --------               --------                 --------               ----------
Fixed Rate Loans:
  Commercial, financial, and
    agricultural                   12,143       6.47%     34,353         6.19%      5,813       5.70%       52,309       6.20%
  Real estate - construction       19,855       6.01%      1,534         5.73%        645       4.63%       22,034       5.95%
  Real estate - mortgage           39,256       6.96%    316,312         6.33%     64,387       7.00%      419,955       6.49%
  Installment loans
    to individuals                  8,577       7.72%     43,995         8.52%      1,580       7.01%       54,152       8.35%
                                 --------               --------                 --------               ----------
     Total at fixed rates          79,831       6.73%    396,194         6.56%     72,425       6.87%      548,450       6.62%
                                 --------               --------                 --------               ----------
           Subtotal               296,632       5.98%    692,351         6.19%    374,363       5.85%    1,363,346      6.05%
Nonaccrual loans                    3,707                     --                       --                    3,707
                                 --------               --------                 --------               ----------
             Loans, gross        $300,339               $692,351                 $374,363               $1,367,053
                                 ========               ========                 ========               ==========

The above table is based on contractual scheduled maturities. Early repayment of
loans  or   renewals   at   maturity   are  not   considered   in  this   table.

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Table 12  Nonperforming Assets
-------------------------------------------------------------------------------------------------------

                                                            As of December 31,
                                               --------------------------------------------------------
($ in thousands)                                 2004        2003        2002        2001        2000
                                               --------    --------    --------    --------    --------
Nonaccrual loans                               $  3,707       4,274       2,976       3,808         626
Restructured loans                                   17          21          41          83         237
Accruing loans >90 days past due                     --          --          --          --          --
                                               --------    --------    --------    --------    --------
     Total nonperforming loans                    3,724       4,295       3,017       3,891         863
Other real estate (included in other assets)      1,470       1,398       1,384       1,253         893
                                               --------    --------    --------    --------    --------
     Total nonperforming assets                $  5,194       5,693       4,401       5,144       1,756
                                               ========    ========    ========    ========    ========

Nonperforming loans as a percentage
   of total loans                                 0.27%       0.35%       0.30%       0.44%       0.12%
Nonperforming assets as a percentage of
   loans and other real estate                    0.38%       0.47%       0.44%       0.58%       0.24%
Nonperforming assets as a percentage of
   total assets                                   0.32%       0.39%       0.36%       0.45%       0.19%
Allowance for loan losses as a percentage
   of nonperforming loans                       395.19%     315.93%     361.52%     241.27%     914.60%

----------------------------------------------------------------------------------------------
Table 13 Allocation of the Allowance for Loan Losses
----------------------------------------------------------------------------------------------

                                                          As of December 31,
                                          ----------------------------------------------------
($ in thousands)                            2004       2003       2002       2001       2000
                                          --------   --------   --------   --------   --------
Commercial, financial, and agricultural   $  2,453      2,420      1,890      1,643      1,574
Real estate - construction                     757        641        483        449        393
Real estate - mortgage                       9,965      8,920      7,416      6,230      4,849
Installment loans to individuals             1,468      1,435      1,094      1,021        817
                                          --------   --------   --------   --------   --------
Total allocated                             14,643     13,416     10,883      9,343      7,633
Unallocated                                     74        153         24         45        260
                                          --------   --------   --------   --------   --------
Total                                     $ 14,717     13,569     10,907      9,388      7,893
                                          ========   ========   ========   ========   ========

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Table 14  Loan Loss and Recovery Experience
--------------------------------------------------------------------------------------------------------------------------

                                                                               As of December 31,
                                                   -----------------------------------------------------------------------
($ in thousands)                                       2004           2003           2002           2001           2000
                                                   -----------     ----------     ----------     ----------     ----------
Loans outstanding at end of year                   $ 1,367,053      1,218,895        998,547        890,310        746,089
                                                   ===========     ==========     ==========     ==========     ==========
Average amount of loans outstanding                $ 1,295,682      1,113,426        954,885        831,817        701,317
                                                   ===========     ==========     ==========     ==========     ==========

Allowance for loan losses, at

   beginning of year                               $    13,569         10,907          9,388          7,893          6,674
Provision for loan losses                                2,905          2,680          2,545          1,151          1,605
Additions related to loans assumed in
      corporate acquisitions                                --          1,083             50          1,125             --
                                                   -----------     ----------     ----------     ----------     ----------
                                                        16,474         14,670         11,983         10,169          8,279
                                                   -----------     ----------     ----------     ----------     ----------
Loans charged off:
   Commercial, financial and agricultural                 (247)          (205)          (598)           (89)          (171)
   Real estate - mortgage                               (1,143)          (705)          (230)          (181)            (3)
   Installment loans to individuals                       (548)          (431)          (383)          (642)          (301)
                                                   -----------     ----------     ----------     ----------     ----------
       Total charge-offs                                (1,938)        (1,341)        (1,211)          (912)          (475)
                                                   -----------     ----------     ----------     ----------     ----------
Recoveries of loans previously charged-off:
   Commercial, financial and agricultural                   45             73             33             27             10
   Real estate - mortgage                                   63             30             15             48             20
   Installment loans to individuals                         73            137             87             56             59
                                                   -----------     ----------     ----------     ----------     ----------
       Total recoveries                                    181            240            135            131             89
                                                   -----------     ----------     ----------     ----------     ----------
            Net charge-offs                             (1,757)        (1,101)        (1,076)          (781)          (386)
                                                   -----------     ----------     ----------     ----------     ----------
Allowance for loan losses, at end of year          $    14,717         13,569         10,907          9,388          7,893
                                                   ===========     ==========     ==========     ==========     ==========

Ratios:
   Net charge-offs as a percent of average loans         0.14%          0.10%          0.11%          0.09%          0.06%
   Allowance for loan losses as a
         percent of  loans at end of year                1.08%          1.11%          1.09%          1.05%          1.06%
   Allowance for loan losses as a multiple
        of net charge-offs                               8.38x         12.32x         10.14x         12.02x         20.45x
   Provision for loan losses as a percent of net
        charge-offs                                    165.33%        243.42%        236.52%        147.38%        415.80%
   Recoveries of loans previously charged-off
        as a percent of loans charged-off                9.34%         17.90%         11.15%         14.36%         18.74%

--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Table 15 Average Deposits
-----------------------------------------------------------------------------------------------------------------

                                                                Year Ended December 31,
                                       --------------------------------------------------------------------------
                                                2004                     2003                    2002
                                       -----------------------  ----------------------  -------------------------
                                        Average       Average   Average       Average    Average       Average
($ in thousands)                         Amount         Rate     Amount         Rate     Amount          Rate
                                       ----------    ---------  ---------    ---------  ----------    -----------
Interest-bearing demand deposits       $  338,831       0.47%     308,750       0.47%   $  284,657       0.93%
Savings deposits                          129,346       0.73%     105,775       0.72%       84,150       1.13%
Time deposits                             407,602       2.04%     379,603       2.37%      352,964       3.67%
Time deposits > $100,000                  271,448       2.34%     229,758       2.56%      186,178       3.51%
                                       ----------               ---------               ----------
     Total interest-bearing deposits    1,147,227       1.50%   1,023,886       1.67%      907,949       2.51%
Noninterest-bearing deposits              159,177         --      129,499         --       102,744         --
                                       ----------               ---------               ----------
     Total deposits                    $1,306,404       1.32%   1,153,385       1.48%   $1,010,693       2.25%
                                       ==========               =========               ==========

-------------------------------------------------------------------------------------------------------
Table 16  Maturities of Time Deposits of $100,000 or More
-------------------------------------------------------------------------------------------------------

                                                          As of December 31, 2004
                                       ----------------------------------------------------------------
                                       3 Months    Over 3 to 6   Over 6 to 12     Over 12
(In thousands)                          or Less       Months        Months         Months        Total
                                       --------      --------      --------      --------      --------
Time deposits of $100,000 or more      $113,113        94,172        82,565        44,906       334,756
                                       ========      ========      ========      ========      ========

-------------------------------------------------------------------------------------------------------------------------
Table 17 Interest Rate Sensitivity Analysis
-------------------------------------------------------------------------------------------------------------------------

                                                     Repricing schedule for interest-earning assets and interest-bearing liabilities held as of December 31, 2004
                                                     --------------------------------------------------------------------
                                                     3 Months    Over 3 to 12   Total Within        Over 12
($ in thousands)                                     or Less        Months       12 Months           Months       Total
                                                     ---------   ------------   ------------       ---------    ---------
Earning assets:
     Loans, net of deferred fees                     $ 709,420        73,931        783,351          583,702    1,367,053
     Securities available for sale                       8,614        24,423         33,037           55,517       88,554
     Securities held to maturity                           778           489          1,267           13,184       14,451
     Short-term investments                             62,686            --         62,686               --       62,686
                                                     ---------     ---------     ----------        ---------    ---------
          Total earning assets                       $ 781,498        98,843        880,341          652,403    1,532,744
                                                     =========     =========     ==========        =========    =========

     Percent of total earning assets                    50.99%         6.45%         57.44%           42.56%      100.00%
     Cumulative percent of total earning assets         50.99%        57.44%         57.44%          100.00%      100.00%

Interest-bearing liabilities:
     Savings, NOW and money market deposits          $ 472,811            --        472,811               --      472,811
     Time deposits of $100,000 or more                 113,113       176,737        289,850           44,906      334,756
     Other time deposits                               126,138       199,030        325,168           90,255      415,423
     Borrowings                                         82,239            --         82,239           10,000       92,239
                                                     ---------     ---------     ----------        ---------    ---------
          Total interest-bearing liabilities         $ 794,301       375,767      1,170,068          145,161    1,315,229
                                                     =========     =========     ==========        =========    =========

     Percent of total interest-bearing liabilities      60.39%        28.57%         88.96%           11.04%      100.00%
     Cumulative percent of total interest-
          bearing liabilities                           60.39%        88.96%         88.96%          100.00%      100.00%

Interest sensitivity gap                             $(12,803)     (276,924)      (289,727)          507,242      217,515
Cumulative interest sensitivity gap                   (12,803)     (289,727)      (289,727)          217,515      217,515
Cumulative interest sensitivity gap
     as a percent of total earning assets               -0.84%       -18.90%        -18.90%           14.19%       14.19%
Cumulative ratio of interest-sensitive
     assets to interest-sensitive liabilities           98.39%        75.24%         75.24%          116.54%      116.54%

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Table 18 Contractual Obligations and Other Commercial Commitments
-------------------------------------------------------------------------------------------------------

                                                    Payments Due by Period (in thousands)
           Contractual                  ---------------------------------------------------------------
           Obligations                              On Demand or
-------------------------------------                  Less                                    After
      As of December 31, 2004              Total    than 1 Year   1-3 Years    4-5 Years      5 Years
-------------------------------------   ----------  ------------  ----------   ----------   ----------
Borrowings                              $   92,239       41,000        4,000        6,000       41,239
Operating leases                             2,258          379          542          347          990
                                        ----------   ----------   ----------   ----------   ----------
  Total contractual cash obligations,
    excluding deposits                      94,497       41,379        4,542        6,347       42,229
Deposits                                 1,388,768    1,256,511       96,299       35,372          586
                                        ----------   ----------   ----------   ----------   ----------
  Total contractual cash obligations,
    including deposits                  $1,483,265    1,297,890      100,841       41,719       42,815
                                        ==========   ==========   ==========   ==========   ==========


            Contractual                    Amount of Commitment Expiration Per Period (in thousands)
        Other Commercial                ---------------------------------------------------------------
           Commitments                    Total
------------------------------------     Amounts       Less                                    After
      As of December 31, 2004           Committed   than 1 Year   1-3 Years    4-5 Years      5 Years
-------------------------------------   ----------  ------------  ----------   ----------   ----------
Credit cards                            $   16,091        8,046        8,045           --           --
Lines of credit and loan commitments       216,157      105,980       10,027        2,060       98,090
Standby letters of credit                    3,762        3,702            5           55           --
                                        ----------   ----------   ----------   ----------   ----------
  Total commercial commitments          $  236,010      117,728       18,077        2,115       98,090
                                        ==========   ==========   ==========   ==========   ==========

-----------------------------------------------------------------------------------------------------------------------
Table 19 Market Risk Sensitive Instruments
-----------------------------------------------------------------------------------------------------------------------

                                 Expected Maturities of Market Sensitive Instruments Held
                                     at December 31, 2004 Occurring in Indicated Year
                            ------------------------------------------------------------------  Average     Estimated
                                                                                                Interest       Fair
($ in thousands)               2005      2006     2007     2008     2009    Beyond     Total      Rate        Value
                            ----------  -------  -------  -------  -------  -------  ---------  ---------   ----------
Due from banks,
   interest-bearing         $   45,135       --       --       --       --       --     45,135       2.25%  $   45,135
Federal funds sold              15,780       --       --       --       --       --     15,780       2.25%      15,780
Presold mortgages in
  process of settlement          1,771       --       --       --       --       --      1,771       5.50%       1,771
Debt Securities- at
  amortized cost (1) (2)        18,605   16,050   19,032   25,721    4,956   11,464     95,828       4.71%      97,407
Loans - fixed (3) (4)           95,725   83,522  102,088   93,683  119,078   54,356    548,452       6.64%     548,383
Loans - adjustable (3) (4)     251,363   63,153   85,812  126,535  130,187  157,848    814,898       5.65%     815,629
                            ----------  -------  -------  -------  -------  -------  ---------  ---------   ----------
  Total                     $  428,379  162,725  206,932  245,939  254,221  223,668  1,521,864       5.81%  $1,524,105
                            ==========  =======  =======  =======  =======  =======  =========  =========   ==========

Savings, NOW, and
   money market
   deposits                 $  472,811       --       --       --       --       --    472,811       0.65%  $  472,811
Time deposits                  617,921   59,703   36,596   19,966   15,407      586    750,179       2.36%     750,405
Borrowings - fixed (2)           1,000    2,000    2,000    1,000    5,000       --     11,000       4.23%      11,220
Borrowings - adjustable         40,000       --       --       --       --   41,239     81,239       3.95%      81,239
                            ----------  -------  -------  -------  -------  -------  ---------  ---------   ----------
  Total                     $1,131,732   61,703   38,596   20,966   20,407   41,825  1,315,229       1.86%  $1,315,675
                            ==========  =======  =======  =======  =======  =======  =========  =========   ==========

(1) Tax-exempt securities are reflected at a tax-equivalent basis using a 35% tax rate.
(2) Securities and borrowings with call dates within 12 months of December 31, 2004 that have above market interest rates are assumed to mature at their call date for purposes of this table. Mortgage securities are assumed to mature in the period of their expected repayment based on estimated prepayment speeds.
(3)   Excludes nonaccrual loans.
(4) Single-family mortgage loans are assumed to mature in the period of their expected repayment based on estimated prepayment speeds. All other loans are shown in the period of their contractual maturity.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Table 20 Return on Assets and Equity
--------------------------------------------------------------------------------

                                                        For the Year Ended December 31,
                                                    --------------------------------------
                                                      2004           2003           2002
                                                    --------       --------       --------
Return on assets                                        1.30%          1.45%          1.48%
Return on equity                                       13.71%         14.14%         14.25%
Dividend payout ratio                                  46.48%         45.41%         47.62%
Average shareholders' equity to average assets          9.49%         10.25%         10.40%

------------------------------------------------------------------------------------------------------
Table 21  Risk-Based and Leverage Capital Ratios
------------------------------------------------------------------------------------------------------

                                                                    As of December 31,
                                                      -----------------------------------------------
($ in thousands)                                          2004              2003              2002
                                                      -----------        ----------        ----------
Risk-Based and Leverage Capital
Tier I capital:
     Common shareholders' equity                      $   148,478           141,856           123,985
     Trust preferred securities                            40,000            40,000            20,000
     Intangible assets                                    (49,330)          (50,701)          (25,169)
     Accumulated other
          comprehensive income                               (517)             (962)             (752)
                                                      -----------        ----------        ----------
               Total Tier I leverage capital              138,631           130,193           118,064
                                                      -----------        ----------        ----------
Tier II capital:
     Allowable allowance for loan losses                   14,717            13,569            10,907
                                                      -----------        ----------        ----------
               Tier II capital additions                   14,717            13,569            10,907
                                                      -----------        ----------        ----------
Total risk-based capital                              $   153,348           143,762           128,971
                                                      ===========        ==========        ==========

Risk adjusted assets                                  $ 1,315,755         1,182,966           957,158
Tier I risk-adjusted assets
   (includes Tier I capital adjustments)                1,265,908         1,131,303           931,237
Tier II risk-adjusted assets
   (includes Tiers I and II capital adjustments)        1,280,625         1,144,872           942,144
Fourth quarter average assets                           1,608,146         1,431,031         1,195,930
Adjusted fourth quarter average assets
   (includes Tier I capital adjustments)                1,558,299         1,379,368         1,170,009

Risk-based capital ratios:
   Tier I capital to Tier I risk adjusted assets            10.95%            11.51%            12.68%
   Minimum required Tier I capital                           4.00%             4.00%             4.00%

   Total risk-based capital to
         Tier II risk-adjusted assets                       11.97%            12.56%            13.69%
   Minimum required total risk-based capital                 8.00%             8.00%             8.00%

Leverage capital ratios:
   Tier I leverage capital to
       adjusted fourth quarter average assets                8.90%             9.44%            10.09%
   Minimum required Tier I leverage capital                  4.00%             4.00%             4.00%


--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Table 22 Quarterly Financial Summary
----------------------------------------------------------------------------------------------------------------------------------

                                                     2004                                             2003
                               -----------------------------------------------    ------------------------------------------------
($ in thousands except           Fourth     Third        Second        First       Fourth        Third       Second        First
per share data)                  Quarter    Quarter      Quarter      Quarter      Quarter      Quarter      Quarter      Quarter
                               ----------  ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income Statement Data
Interest income, taxable
   equivalent                  $   22,026     20,852       19,684       19,507       19,299       18,591       18,690       18,605
Interest expense                    5,793      5,193        4,706        4,611        4,471        4,431        4,883        5,122
Net interest income,
   taxable equivalent              16,233     15,659       14,978       14,896       14,828       14,160       13,807       13,483
Taxable equivalent,
   adjustment                         116        118          119          123          125          119          133          141
Net interest income                16,117     15,541       14,859       14,773       14,703       14,041       13,674       13,342
Provision for loan losses             825        770          740          570          925          695          540          520
Net interest income after
   provision for losses            15,292     14,771       14,119       14,203       13,778       13,346       13,134       12,822
Noninterest income                  3,844      4,296        3,912        3,812        3,781        3,802        3,602        3,733
Noninterest expense                11,271     11,092       10,622       10,732       10,091        9,273        9,352        9,248
Income before income taxes          7,865      7,975        7,409        7,283        7,468        7,875        7,384        7,307
Income taxes                        2,554      2,778        2,523        2,563        2,611        2,819        2,573        2,614
Net income                          5,311      5,197        4,886        4,720        4,857        5,056        4,811        4,693

----------------------------------------------------------------------------------------------------------------------------------

Per Share Data (1)
Earnings per share - basic     $     0.38       0.37         0.34         0.33         0.34         0.36         0.34         0.33
Earnings per share - diluted         0.37       0.36         0.34         0.33         0.34         0.35         0.34         0.33
Cash dividends declared              0.17       0.17         0.16         0.16         0.16         0.16         0.15         0.15
Market Price
     High                      $    29.73      22.65        22.77        23.26        21.49        20.67        17.99        17.55
     Low                            22.33      19.01        18.47        20.33        18.71        16.77        16.15        15.30
     Close                          27.17      22.48        22.29        20.99        20.80        18.67        17.27        16.78
Book value                          10.54      10.36        10.13        10.15        10.02         9.80         9.63         9.46

----------------------------------------------------------------------------------------------------------------------------------

Selected Average Balances
Assets                         $1,608,146  1,563,548    1,524,169    1,482,987    1,431,031    1,334,177    1,315,792    1,278,293
Loans                           1,352,589  1,320,391    1,273,672    1,236,076    1,188,045    1,127,947    1,087,932    1,049,781
Earning assets                  1,495,139  1,453,879    1,414,095    1,372,109    1,324,635    1,243,195    1,222,448    1,192,438
Deposits                        1,363,557  1,301,703    1,300,263    1,260,093    1,221,215    1,146,683    1,140,309    1,105,333
Interest-bearing liabilities    1,282,404  1,249,440    1,211,314    1,182,884    1,136,788    1,057,358    1,047,765    1,021,886
Shareholders' equity              150,163    145,757      145,776      145,036      141,629      137,655      136,360      133,529

----------------------------------------------------------------------------------------------------------------------------------

Ratios
Return on average assets            1.31%      1.32%        1.29%        1.28%        1.35%        1.50%        1.47%        1.49%
Return on average equity           14.07%     14.18%       13.48%       13.09%       13.61%       14.57%       14.15%       14.25%
Average equity to
   average assets                   9.34%      9.32%        9.56%        9.78%        9.90%       10.32%       10.36%       10.45%
Equity to assets at
    end of period                   9.06%      9.04%        9.19%        9.63%        9.61%       10.17%       10.21%       10.09%
Tangible equity to assets
    at end of period                6.05%      5.92%        5.95%        6.24%        6.18%        7.48%        7.44%        7.34%
Average loans to
   average deposits                99.20%    101.44%       97.95%       98.09%       97.28%       98.37%       95.41%       94.97%
Average earning assets to
   interest-bearing               116.59%    116.36%      116.74%      116.00%      116.52%      117.58%      116.67%      116.69%
liabilities
Net interest margin                 4.32%      4.28%        4.26%        4.37%        4.44%        4.52%        4.53%        4.59%
Allowance for loan losses
   to gross loans                   1.08%      1.07%        1.10%        1.11%        1.11%        1.11%        1.10%        1.11%
Nonperforming loans as a
   percent of total loans           0.27%      0.27%        0.26%        0.27%        0.35%        0.38%        0.34%        0.28%
Nonperforming assets as a
   percent of loans and other       0.38%      0.41%        0.40%        0.40%        0.47%        0.46%        0.45%        0.40%
   real estate
Nonperforming assets as a
   percent of total assets          0.32%      0.34%        0.33%        0.33%        0.39%        0.39%        0.37%        0.33%
Net charge-offs as a percent
   of average loans                 0.14%      0.22%        0.11%        0.07%        0.13%        0.08%        0.07%        0.11%

----------------------------------------------------------------------------------------------------------------------------------


(1) Per share amounts have been adjusted to reflect the 3-for-2 stock split paid on November 15, 2004.

Item 8. Financial Statements
         and Supplementary Data

                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 2004 and 2003

($ in thousands)                                                2004         2003
-------------------------------------------------------------------------------------
ASSETS
Cash & due from banks, noninterest-bearing                  $    28,486       36,315
Due from banks, interest-bearing                                 45,135       12,632
Federal funds sold                                               15,780       13,967
                                                            -----------   ----------
     Total cash and cash equivalents                             89,401       62,914
                                                            -----------   ----------
Securities available for sale (costs of
     $87,368 in 2004 and $101,587 in 2003)                       88,554      103,455

Securities held to maturity (fair values of
     $14,451 in 2004 and $14,906 in 2003)                        14,025       14,206

Presold mortgages in process of settlement                        1,771        1,307

Loans                                                         1,367,053    1,218,895
   Less: Allowance for loan losses                              (14,717)     (13,569)
                                                            -----------   ----------
   Net loans                                                  1,352,336    1,205,326
                                                            -----------   ----------

Premises and equipment                                           30,318       25,356
Accrued interest receivable                                       6,832        6,087
Intangible assets                                                49,330       50,701
Other assets                                                      6,346        6,417
                                                            -----------   ----------
          Total assets                                      $ 1,638,913    1,475,769
                                                            ===========   ==========

LIABILITIES
Deposits: Demand - noninterest-bearing                      $   165,778      146,499
          Savings, NOW, and money market                        472,811      462,876
          Time deposits of $100,000 or more                     334,756      238,535
          Other time deposits                                   415,423      401,454
                                                            -----------   ----------
               Total deposits                                 1,388,768    1,249,364
Borrowings                                                       92,239       76,000
Accrued interest payable                                          2,677        2,138
Other liabilities                                                 6,751        6,411
                                                            -----------   ----------
     Total liabilities                                        1,490,435    1,333,913
                                                            -----------   ----------
SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Authorized: 20,000,000 shares
     Issued and outstanding: 14,083,856 shares in 2004 and
          14,152,941 shares in 2003                              51,614       55,392
Retained earnings                                                96,347       85,502
Accumulated other comprehensive income                              517          962
                                                            -----------   ----------
     Total shareholders' equity                                 148,478      141,856
                                                            -----------   ----------
          Total liabilities and shareholders' equity        $ 1,638,913    1,475,769
                                                            ===========   ==========

See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income
                  Years Ended December 31, 2004, 2003 and 2002

($ in thousands, except per share data)                         2004        2003         2002
--------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                  $    76,093      69,318       66,742
Interest on investment securities:
     Taxable interest income                                      4,428       3,902        4,961
     Tax-exempt interest income                                     528         668          727
Other, principally overnight investments                            544         779          831
                                                            -----------  ----------  -----------
     Total interest income                                       81,593      74,667       73,261
                                                            -----------  ----------  -----------

INTEREST EXPENSE
Savings, NOW and money market                                     2,530       2,215        3,588
Time deposits of $100,000 or more                                 6,362       5,892        6,825
Other time deposits                                               8,334       9,001       12,376
Borrowings                                                        3,077       1,799        1,082
                                                            -----------  ----------  -----------
     Total interest expense                                      20,303      18,907       23,871
                                                            -----------  ----------  -----------

Net interest income                                              61,290      55,760       49,390
Provision for loan losses                                         2,905       2,680        2,545
                                                            -----------  ----------  -----------
Net interest income after provision for loan losses              58,385      53,080       46,845
                                                            -----------  ----------  -----------

NONINTEREST INCOME
Service charges on deposit accounts                               9,064       7,938        6,856
Other service charges, commissions and fees                       3,361       2,710        2,336
Fees from presold mortgage loans                                    969       2,327        1,713
Commissions from sales of insurance and financial products        1,406       1,304          738
Data processing fees                                                416         333          303
Securities gains                                                    299         218           25
Other gains (losses)                                                349          88           (3)
                                                            -----------  ----------  -----------
     Total noninterest income                                    15,864      14,918       11,968
                                                            -----------  ----------  -----------

NONINTEREST EXPENSES
Salaries                                                         20,116      17,756       15,079
Employee benefits                                                 5,488       4,381        3,388
                                                            -----------  ----------  -----------
   Total personnel expense                                       25,604      22,137       18,467
Occupancy expense                                                 2,754       2,366        2,077
Equipment related expenses                                        2,956       2,555        2,128
Intangibles amortization                                            378         224           31
Other operating expenses                                         12,025      10,682        9,598
                                                            -----------  ----------  -----------
     Total noninterest expenses                                  43,717      37,964       32,301
                                                            -----------  ----------  -----------

Income before income taxes                                       30,532      30,034       26,512
Income taxes                                                     10,418      10,617        9,282
                                                            -----------  ----------  -----------

NET INCOME                                                  $    20,114      19,417       17,230
                                                            ===========  ==========  ===========

Earnings per share:
     Basic                                                  $      1.42        1.38         1.26
     Diluted                                                       1.40        1.35         1.23

Weighted average common shares outstanding:
     Basic                                                   14,138,513  14,076,471   13,708,125
     Diluted                                                 14,395,152  14,351,106   13,981,082

See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                  Years Ended December 31, 2004, 2003 and 2002

($ in thousands)                                         2004        2003       2002
---------------------------------------------------------------------------------------
Net income                                             $ 20,114     19,417     17,230
Other comprehensive income:
   Unrealized gains on securities
     available for sale:
     Unrealized holding gains (losses) arising
        during the period, pretax                          (383)       688        400
          Tax expense (benefit)                             148       (268)      (209)
     Reclassification to realized gains                    (299)      (218)       (25)
          Tax expense                                       117         85         10
   Adjustment to minimum pension liability:
     Additional  pension  charge  related to unfunded
       pension liability                                    (46)      (127)      (165)
     Tax benefit                                             18         50         64
                                                       --------   --------   --------
Other comprehensive income (loss)                          (445)       210         75
                                                       --------   --------   --------

Comprehensive income                                   $ 19,669     19,627     17,305
                                                       ========   ========   ========

See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                  Years Ended December 31, 2004, 2003 and 2002


                                                                                          Accumulated       Total
                                                     Common Stock                            Other         Share-
                                                -----------------------     Retained      Comprehensive    holders'
(In thousands, except per share)                 Shares         Amount       Earnings        Income        Equity
--------------------------------------------------------------------------------------------------------------------
Balances, January 1, 2002                        13,670       $ 50,134         65,915           677       116,726
                                               --------       --------       --------      --------      --------

Net income                                                                     17,230                      17,230
Cash dividends declared ($0.60 per share)                                      (8,225)                     (8,225)
Common stock issued under
   stock option plans                               216          1,033                                      1,033
Common stock issued into
   dividend reinvestment plan                        75          1,174                                      1,174
Tax benefit realized from exercise of
   nonqualified stock options                                      382                                        382
Purchases and retirement of common stock           (278)        (4,410)                                    (4,410)
Other comprehensive income                                                                       75            75
                                               --------       --------       --------      --------      --------

Balances, December 31, 2002                      13,683         48,313         74,920           752       123,985
                                               --------       --------       --------      --------      --------

Net income                                                                     19,417                      19,417
Cash dividends declared ($0.63 per share)                                      (8,835)                     (8,835)
Common stock issued in acquisition                  500          9,284                                      9,284
Common stock issued under
   stock option plans                               211          1,167                                      1,167
Common stock issued into
   dividend reinvestment plan                        74          1,277                                      1,277
Tax benefit realized from exercise of
   nonqualified stock options                                      546                                        546
Purchases and retirement of common stock           (315)        (5,195)                                    (5,195)
Other comprehensive income                                                                      210           210
                                               --------       --------       --------      --------      --------

Balances, December 31, 2003                      14,153         55,392         85,502           962       141,856
                                               --------       --------       --------      --------      --------
Net income                                                                     20,114                      20,114
Cash dividends declared ($0.66 per share)                                      (9,269)                     (9,269)
Common stock issued under
   stock option plans                               165          1,081                                      1,081
Common stock issued into
   dividend reinvestment plan                        67          1,466                                      1,466
Tax benefit realized from exercise of
   nonqualified stock options                                      203                                        203
Purchases and retirement of common stock           (301)        (6,528)                                    (6,528)
Other comprehensive loss                                                                       (445)         (445)
                                               --------       --------       --------      --------      --------
Balances, December 31, 2004                      14,084       $ 51,614         96,347           517       148,478
                                               ========       ========       ========      ========      ========

See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2004, 2003 and 2002

($ in thousands)                                                                        2004            2003           2002
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                         $  20,114          19,417         17,230
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                         2,905           2,680          2,545
     Net security premium amortization                                                   152             362            240
     Gains on sales of loans                                                              (2)             (2)           (11)
     Gains on sales of securities available for sale                                    (299)           (218)           (25)
     Loss on disposal of premises and equipment                                           --              --             33
     Gain on sales of other real estate                                                 (427)             --             --
     Other nonoperating losses (gains)                                                    80             (86)           (19)
     Loan fees and costs deferred, net of amortization                                  (390)            (99)            45
     Depreciation of premises and equipment                                            2,553           2,236          1,875
     Tax benefit realized from exercise of nonqualified stock options                    203             546            382
     Amortization of intangible assets                                                   378             224             31
     Deferred income tax expense (benefit)                                              (217)            425           (322)
     Decrease (increase) in presold mortgages in process of settlement                  (464)         17,961         (8,555)
     Decrease (increase) in accrued interest receivable                                 (745)             29            574
     Decrease (increase) in other assets                                               2,331          (1,338)         1,287
     Increase (decrease) in accrued interest payable                                     539            (601)        (1,024)
     Increase (decrease) in other liabilities                                          1,175             (67)        (3,306)
                                                                                   ---------       ---------       --------
          Net cash provided by operating activities                                   27,886          41,469         10,980
                                                                                   ---------       ---------       --------

Cash Flows From Investing Activities
     Proceeds from sales of loans                                                         49              41            104
     Purchases of securities available for sale                                      (30,354)        (73,663)       (12,723)
     Purchases of securities held to maturity                                           (707)           (317)          (252)
     Proceeds from sales of securities available for sale                             12,060           7,750          1,012
     Proceeds from  maturities/issuer  calls of securities available for sale         32,673          38,908         41,929
     Proceeds  from  maturities/issuer calls of securities held to maturity            2,033           3,850          2,235
     Net increase in loans                                                          (151,103)       (149,877)      (107,192)
     Purchases of premises and equipment                                              (7,335)         (3,666)        (5,643)
     Net cash received in purchase of branches                                            --          62,427          4,493
     Net cash received paid in insurance agency acquisitions                              --            (564)            --
     Net cash paid in bank acquisitions                                                   --          (2,256)            --
                                                                                   ---------       ---------       --------
          Net cash used by investing activities                                     (142,684)       (117,367)       (76,037)
                                                                                   ---------       ---------       --------

Cash Flows From Financing Activities
     Net increase in deposits                                                        139,404          32,580         47,234
     Proceeds from borrowings, net                                                    15,000          44,000         15,000
     Cash dividends paid                                                              (9,138)         (8,670)        (8,136)
     Proceeds from issuance of common stock                                            2,547           2,444          2,207
     Purchases and retirement of common stock                                         (6,528)         (5,195)        (4,410)
                                                                                   ---------       ---------       --------
          Net cash provided by financing activities                                  141,285          65,159         51,895
                                                                                   ---------       ---------       --------

Increase (Decrease) In Cash And Cash Equivalents                                      26,487         (10,739)       (13,162)
Cash And Cash Equivalents, Beginning Of Year                                          62,914          73,653         86,815
                                                                                   ---------       ---------       --------

Cash And Cash Equivalents, End Of Year                                             $  89,401          62,914         73,653
                                                                                   =========       =========       ========

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the period for:
     Interest                                                                      $  19,764          19,508         24,885
     Income taxes                                                                      9,738           9,858         14,167
Non-cash transactions:
     Foreclosed loans transferred to other real estate                                 1,531             537            825
     Additions to held to maturity securities and borrowings related to
       deconsolidation of subsidiary trusts                                            1,239              --             --
     Unrealized gain (loss) on securities available for sale, net of taxes              (417)            287            176
     Premises and equipment transferred to other real estate                              --              --            228
     Other real estate transferred to premises and equipment                             180              --             --

See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

Note 1.  Summary of Significant Accounting Policies

      (a) Basis of Presentation - The consolidated financial statements include the accounts of First Bancorp (the Company) and its wholly owned subsidiaries:
First Bank (the Bank); Montgomery Data Services, Inc. (Montgomery Data); and First Bancorp Financial Services, Inc. (First Bancorp Financial). The Bank has two wholly owned subsidiaries: First Bank Insurance Services, Inc. (First Bank Insurance), and First Montgomery Financial Services Corporation (First Montgomery). First Montgomery has one wholly owned subsidiary - First Troy
Realty Corporation (First Troy). All significant intercompany accounts and transactions have been eliminated.

      The Company is a bank holding company. The principal activity of the Company is the ownership and operation of First Bank, a state chartered bank with its main office in Troy, North Carolina. Other subsidiaries include Montgomery Data, a data processing company whose primary client is First Bank, and First Bancorp Financial, a real estate investment subsidiary, both of which are headquartered in Troy. The Company is also the parent company for three statutory trusts that were formed in 2002 and 2003 for the purpose of issuing a total of $40 million in debt securities. These securities qualify as Tier I capital for regulatory capital adequacy requirements. As described further in
Note 1(s), subsequent to the adoption of FIN 46 and FIN 46R in 2004, the Company does not consolidate these trusts in its consolidated financial statements. Although these trusts are reflected in the accompanying financial statements on a consolidated basis for all periods prior to 2004, the comparability of the accompanying financial statements is not materially impacted. First Bank Insurance is a provider of non-FDIC insured investment and insurance products. First Montgomery is a Virginia incorporated company that acquires real estate in Virginia and leases the property to the Bank. First Troy was formed in 1999 and allows the Bank to centrally manage a portion of its real estate loan portfolio. First Troy has elected to be treated as a real estate investment trust for tax purposes.

      The  preparation  of financial  statements in conformity  with  accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by the Company in the preparation of its consolidated financial statements are the determination of the allowance for loan losses, the valuation of other real estate, and fair value estimates for financial instruments.

      (b) Cash and Cash Equivalents - The Company considers all highly liquid assets such as cash on hand, noninterest-bearing and interest-bearing amounts due from banks and federal funds sold to be "cash equivalents."

      (c) Securities - Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and carried at amortized cost. Securities not classified as held-to-maturity are classified as "available-for-sale" and carried at fair value, with unrealized gains and losses being reported as other comprehensive income and reported as a separate component of shareholders' equity.

      A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Any equity security that is in an unrealized loss position for twelve consecutive months is presumed to be permanently impaired and an impairment charge is recorded.

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

      A loan is placed on nonaccrual status when, in management's judgment, the collection of interest appears doubtful. The accrual of interest is discontinued on all loans that become 90 days or more past due with respect to principal or interest. The past due status of loans is based on the contractual payment terms. While a loan is on nonaccrual status, the Company's policy is that all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off. Further cash receipts are recorded as interest income to the extent that any interest has been foregone. Loans are removed from nonaccrual status when they become current as to both principal and interest and when concern no longer exists as to the collectibility of principal or interest. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms.

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

      Periodically, the Company originates commercial loans that are intended for resale. The Company carries these loans at the lower of cost or fair value at each reporting date. There were no such loans held for sale as of December 31, 2004 or 2003.

      (g) Allowance for Loan Losses - The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb losses inherent in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, historical loan loss experience and other risk factors. While management uses the best information available to make evaluations, future adjustments may be necessary if economic and other conditions differ substantially from the assumptions used.

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

      (i) Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence. The Company's investment tax credits, which for the Company are low income housing tax credits, are recorded in the period that they are affirmed by the tax credit fund, which is in the year immediately subsequent to the period that they relate.

      (j) Intangible Assets - Business combinations are accounted for using the purchase method of accounting. Identifiable intangible assets are recognized separately and are amortized over their estimated useful lives, which for the Company has generally been ten years and at an accelerated rate. Goodwill is recognized in business combinations to the extent that the price paid exceeds the fair value of the net assets acquired, including any identifiable intangible assets. As discussed in Note 1(n), goodwill is not amortized, but is subject to fair value impairment tests on at least an annual basis.

      In accordance with applicable accounting standards, the Company records an intangible asset in connection with a defined benefit pension plan to fully accrue for its liability. This intangible asset is adjusted annually in accordance with actuarially determined amounts. The amount of this intangible asset was $84,000 and $93,000 at December 31, 2004 and 2003, respectively.

      (k) Stock Option Plan - At December 31, 2004, the Company had six stock-based employee compensation plans, which are described more fully in Note
14. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. For options with vesting requirements, the amount of compensation expense recognized in each period is on a straight-line basis over the vesting period.

                                                                 Year Ended December 31,
                                                         --------------------------------------
(In thousands except per share data)                       2004           2003           2002
                                                         --------       --------       --------
Net income, as reported                                  $ 20,114         19,417         17,230
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects              (1,291)          (319)          (256)
                                                         --------       --------       --------
Pro forma net income                                     $ 18,823         19,098         16,974
                                                         ========       ========       ========

Earnings per share: Basic - As reported                  $   1.42           1.38           1.26
                    Basic - Pro forma                        1.33           1.36           1.24

                    Diluted - As reported                    1.40           1.35           1.23
                    Diluted - Pro forma                      1.31           1.33           1.21

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

      The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Share:

                                                            For the Years Ended December 31,
                     --------------------------------------------------------------------------------------------------------------
                                  2004                                   2003                                   2002
                     ---------------------------------   ------------------------------------   -----------------------------------
($ in thousands,      Income     Shares       Per          Income       Shares        Per         Income       Shares      Per
except per share      (Numer     (Denom-      Share        (Numer-      (Denom-       Share       (Numer-      (Denom-     Share
amounts)              -ator)     inator)      Amount        ator)       inator)       Amount       ator)       inator)     Amount
                     -------   ----------   ----------   ----------   ----------   ----------   ----------   ----------   --------
Basic EPS            $20,114   14,138,513   $     1.42   $   19,417   14,076,471   $     1.38   $   17,230   13,708,125   $   1.26
                                            ==========                             ==========                             ========
Effect of dilutive
 securities               --      256,639                        --      274,635                        --      272,957
                     -------   ----------                ----------   ----------                ----------   ----------
Diluted EPS          $20,114   14,395,152   $     1.40   $   19,417   14,351,106   $     1.35   $   17,230   13,981,082   $   1.23
                     =======   ==========   ==========   ==========   ==========   ==========   ==========   ==========   ========

      For the years ended December 31, 2004, and 2003, there were no antidilutive options since the exercise price for each option outstanding was less that the average market price for the year. For the year ended December 31, 2002, there were 24,000 options that were antidilutive since the exercise price exceeded the average market price for the year. These options were omitted from the calculation of diluted earnings per share for 2002.

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

      Commitments to Extend Credit and Standby Letters of Credit - At December 31, 2004 and 2003, the Company's off-balance sheet financial instruments had no carrying value. The large majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short terms to maturity. Therefore, the fair value for these financial instruments is considered to be immaterial.

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

                                       December 31,  December 31,   December 31,
                                           2004          2003          2002
                                       ------------  ------------   ------------
  Unrealized gain on securities
       available for sale                $ 1,186         1,868         1,399
       Deferred tax liability               (463)         (728)         (546)
                                         -------       -------       -------
  Net unrealized gain on securities
       available for sale                    723         1,140           853
                                         -------       -------       -------
  Additional minimum pension
       liability                            (338)         (292)         (165)
       Deferred tax asset                    132           114            64
                                         -------       -------       -------
  Net additional minimum pension
       liability                            (206)         (178)         (101)
                                         -------       -------       -------
  Total accumulated other
       comprehensive income              $   517           962           752
                                         =======       =======       =======

      (p) Segment Reporting - SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. The Company's operations are primarily within the banking segment, and the financial statements presented herein reflect the results of that segment. Also, the Company has no foreign operations or customers.

      (q) Reclassifications - Certain amounts for prior years have been reclassified to conform to the 2004 presentation. The reclassifications had no effect on net income or shareholders' equity as previously presented, nor did they materially impact trends in financial information.

      (r) Stock Split - The Company paid a 3-for-2 stock split on November 15, 2004. All previously reported share totals and per share amounts have been adjusted to retroactively reflect the effect of the split.

      (s) Recent Accounting Pronouncements - In January 2003, the FASB issued Financial Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which was subsequently revised in December 2003. FIN 46 addresses the consolidation by business enterprises of certain variable interest entities. The provisions of this interpretation became effective for the Company on January 31, 2003 as it relates to variable interest entities created or purchased after that date. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R), which clarified and interpreted certain of the provisions of FIN 46, without changing the basic accounting model in FIN 46. The provisions of FIN 46R were effective no later than March 31, 2004. The adoption of FIN 46 did not have an impact on the Company's financial position or results of operations, as the Company had no investments in variable interest entities that required consolidation under FIN 46. The application of FIN 46R during 2004 resulted in the de-consolidation of three trusts that the Company established in order to issue $40 million in trust preferred capital securities. The de-consolidation of the trusts resulted in the Company recording the amount of the junior subordinated debentures between the Company and the trust subsidiary in the amount of $1,239,000. Previously, the junior subordinated debentures were eliminated in consolidation. The impact of this change was to increase both securities (held-to-maturity) and borrowings by $1,239,000 each. Additional information regarding the Company's trust preferred securities is included in
Note 9.

      In November 2003, the FASB ratified a consensus reached by its Emerging Issues Task Force ("EITF") regarding quantitative and qualitative disclosures required by EITF Issue No. 03-1, "The Meaning of Other-Than-

Temporary Impairment and Its Application to Certain Investments." EITF Issue No. 03-1 requires certain quantitative and qualitative disclosures as it relates to investments that have unrealized losses that have not been recognized as other-than-temporary impairments and is effective for fiscal years ending after December 15, 2003. The additional disclosures required for the Company are included in Note 3. In March 2004, the EITF released Consensus 03-1 (EITF 03-1). EITF 03-1 as released, codified the provisions of SEC Staff Accounting Bulletin No. 59 and required additional information about unrealized losses associated with debt and equity securities and also provided more detailed criteria that must be followed in evaluating whether to record losses on impaired debt and equity securities. The disclosure requirements were applicable for annual reporting periods ending after June 15, 2004 and are presented in Note 3. The impairment accounting requirements were to have been effective for periods beginning after June 15, 2004. However, in September 2004, the FASB indefinitely delayed the effective date of the requirement to record impairment losses caused by the effect of increases in interest rates or "sector spreads."

      In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003) (Statement 132(R)), "Employers' Disclosures about Pensions and Other Postretirement Benefits." Statement 132(R) revises employers' disclosures about pension plans and other postretirement plans, but does not change the measurement or recognition of those plans. Statement No. 132(R) requires additional disclosures about the assets, obligations, cash flows, and net periodic pension cost of defined benefit plans and other defined benefit postretirement plans. Most of the provisions of Statement 132(R) became effective for financial statements with fiscal years after December 15, 2003, with certain provisions becoming effective for fiscal years ending after June 15, 2004. The additional disclosures required for the Company are included in
Note 11.

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

Note 2. Completed Acquisitions

      Since January 1, 2002, the Company has completed several acquisitions. There were no acquisitions during 2004.

      The Company completed the following acquisitions during 2003. The results of each acquired company are included in First Bancorp's results for the period ended December 31, 2003 beginning on their respective acquisition dates.

      (a) On January 2, 2003, the Company completed the acquisition of Uwharrie Insurance Group, a Montgomery County based property and casualty insurance agency. With eight employees, Uwharrie Insurance Group, Inc. serves approximately 5,000 customers, primarily from its Troy-based headquarters, and has annual commissions of approximately $500,000. The primary reason for the acquisition was to gain efficiencies of scale with the Company's existing property and casualty insurance business. In accordance with the terms of the merger agreement, the Company paid cash in the amount of $546,000 to complete the acquisition. In addition, the Company incurred $18,000 in other direct costs to complete the acquisition. As of the date of the acquisition, the value of the assets of Uwharrie Insurance Group amounted to $20,000 (consisting primarily of premises and equipment), which resulted in the Company recording an intangible asset of approximately $544,000. Based on an independent appraisal, the allocation among types of intangible assets and related amortization periods are:

  Type of Intangible Asset      Allocated Amount      Amortization Period
-----------------------------  ------------------  ---------------------------
Value of Noncompete Agreement       $  50,000      Two years - straight-line
Value of Customer List                151,000      Ten years - straight-line
Goodwill                              343,000      Not applicable
                                     --------
Total Intangible Assets              $544,000
                                     ========

      For tax purposes, each of the intangible assets recorded will result in tax-deductible amortization expense. No pro forma earnings information has been presented due to the immateriality of the acquisition.

      (b) On January 15, 2003, the Company completed the acquisition of Carolina Community Bancshares, Inc. (CCB), the parent company of Carolina Community Bank, a South Carolina community bank with three branches in Dillon County, South Carolina. This represented the Company's first entry into South Carolina. Dillon County, South Carolina is contiguous to Robeson County, North Carolina, a county where the Company operates four branches. The Company's primary reason for the acquisition was to expand into a contiguous market with facilities, operations and experienced staff in place. The terms of the agreement called for shareholders of Carolina Community to receive 1.2 shares of First Bancorp stock and $20.00 in cash for each share of Carolina Community stock they own. The transaction was completed on January 15, 2003 with the Company paying cash of $8.3 million, issuing 499,332 shares of common stock that were valued at approximately $8.4 million, and assuming employee stock options with an intrinsic value of approximately $0.9 million. The value of the stock issued was determined using a Company stock price of $16.81, which was the average price of Company stock during the five day period beginning two days before the acquisition announcement and ending two days after the acquisition announcement (adjusted for the November 15, 2004 stock split). The value of the employee stock options assumed was determined using the Black-Scholes option-pricing model.

      This acquisition has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of CCB were recorded based on estimates of fair values as of January 15, 2003. Except as noted beginning in the next sentence, the table below is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of CCB on January 15, 2003, and the related fair value adjustments recorded by the Company to reflect the acquisition. The "Other" category in the table below amounting to $755,000 consists solely of the net tax asset recorded in connection with the acquisition and was originally a liability of $243,000. In 2004, the Company recorded three adjustments to the purchase price allocation totaling $998,000, each of which related to taxes, as explained in the following sentences. It was determined in 2004 that $895,000 of the amount originally recorded as goodwill at the acquisition date was deductible for tax purposes. The tax impact of these deductions was approximately $353,000. It was also determined in 2004 that a deferred tax valuation allowance that had been recorded by CCB in the amount of $224,000 was no longer necessary. Additionally the Company has realized $421,000 in tax benefits related to the exercise of nonqualified stock options that were assumed in the merger. Accordingly, in 2004, the Company reduced its tax liability by $998,000, with a corresponding decrease to goodwill. The table below includes the impact of the 2004 adjustments.

                                                       As             Fair               As
($ in thousands)                                   Recorded by        Value          Recorded by
                                                       CCB         Adjustments      First Bancorp
                                                   -----------    ------------    ----------------
Assets
----------------------------------------------
Cash and cash equivalents                            $  7,048             --             7,048
Securities                                             12,995             99 (a)        13,094
Loans, gross                                           47,716             --            47,716
Allowance for loan losses                                (751)            --              (751)
Premises and equipment                                    799            (45)(b)           754
Other - Identifiable intangible asset                      --            771 (c)           771
Other                                                   1,697            755 (d)         2,452
                                                     --------       --------          --------
   Total                                               69,504          1,580            71,084
                                                     --------       --------          --------

Liabilities
----------------------------------------------
Deposits                                             $ 58,861             --            58,861
Borrowings                                              2,000            115 (e)         2,115
Other                                                     722            (88)(f)           634
                                                     --------       --------          --------
   Total                                               61,583             27            61,610
                                                     --------       --------          --------

Net identifiable assets acquired                                                         9,474

Total cost of acquisition
   Cash                                                             $  8,322
   Value of stock issued                                               8,395
   Value of assumed options                                              889
   Direct costs of acquisition                                         1,270
                                                                    --------
       Total cost of acquisition                                                        18,876
                                                                                      --------

Goodwill recorded related to acquisition of CCB                                       $  9,402
                                                                                      ========

Explanation of Fair Value Adjustments
-------------------------------------

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

(d) This fair value adjustment represents the net tax asset recorded related to the accounting for the acquisition.

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

       ($ in thousands, except share data)         Year Ended
                                                December 31, 2002
                                                -----------------
       Net interest income                           $ 52,200
       Noninterest income                              12,717
       Net income                                      17,748
       Earnings per share
            Basic                                        1.25
            Diluted                                      1.22

      The above pro forma results include charges recorded by CCB in the fourth quarter of 2002 related to the impending merger with the Company. These expenses amounted to $255,375 on a pretax basis and $198,432 on an after-tax basis.

      (c) On October 24, 2003, the Company completed the acquisition of four branches of RBC Centura Bank located in Fairmont, Harmony, Kenansville, and Wallace, all in North Carolina. As of the date of the acquisition, the branches had a total of approximately $102 million in deposits and $25 million in loans. The primary reason for the acquisition was to expand into new markets and increase the Company's customer base. Subject to certain limitations, the Company paid a deposit premium of 14.1% for the branches, which resulted in the Company recording intangible assets relating to this purchase of $14.2 million, all of which is deductible for tax purposes. The identifiable intangible asset associated with the fair value of the core deposit base, as determined by an independent consulting firm, was determined to be approximately $1.3 million and is being amortized as expense on an accelerated basis over a ten year period based on an amortization schedule provided by the consulting firm. The remaining intangible asset of $12.9 million has been classified as goodwill, and thus is not being systematically amortized, but rather is subject to an annual impairment test. The primary factors that contributed to a purchase price that resulted in recognition of goodwill were the Company's desire to expand in four new markets with facilities, operations and experienced staff in place. These four branches' operations are included in the accompanying Consolidated Statements of Income beginning on the acquisition date of October 24, 2003. Historical financial information related to the four branches while owned by RBC Centura Bank is not available, and thus pro forma results of operations have not been presented.

      The following table contains a condensed balance sheet that indicates the amount assigned to each major asset and liability as of the respective acquisition dates for the 2003 acquisitions described above.

                                  Uwharrie     Carolina       RBC
                                 Insurance    Community     Centura
Assets acquired                    Group         Bank       Branches      Total
-------------------------------  ----------   ---------    ----------  ---------
(in millions)
Cash                               $  --          7.0          62.4        69.4
Securities                            --         13.1            --        13.1
Loans, gross                          --         47.7          24.8        72.5
Allowance for loan losses             --         (0.8)         (0.3)       (1.1)
Premises and equipment                --          0.8           1.0         1.8
Other                                 --          2.5           0.2         2.7
                                   -----        -----         -----       -----
    Total assets acquired             --         70.3          88.1       158.4
                                   -----        -----         -----       -----

Liabilities assumed
-------------------------------
Deposits                              --         58.9         102.0       160.9
Borrowings                            --          2.1            --         2.1
Other                                 --          0.6           0.3         0.9
                                   -----        -----         -----       -----
   Total liabilities assumed          --         61.6         102.3       163.9
                                   -----        -----         -----       -----
Value of cash paid and/or
    stock issued to
    stock-holders of acquiree        0.5         18.9           n/a        19.4
                                   -----        -----         -----       -----
Intangible assets recorded         $ 0.5         10.2          14.2        24.9
                                   =====        =====         =====       =====

      The Company completed one acquisition in 2002 as follows:

      (a) On October 4, 2002, the Company completed the purchase of a branch of RBC Centura located in Broadway, North Carolina. The Company assumed the branch's $8 million in deposits and $3 million in loans. The primary reason for this acquisition was to increase the Company's presence in Lee County, a market in which the Company already had two branches with a large customer base. An intangible asset of $0.7 million, all of which is deductible for tax purposes, was recorded in connection with this acquisition. The entire intangible asset was determined to be goodwill. The primary factors that contributed to a purchase price that resulted in recognition of goodwill were the Company's desire to expand in Lee County with a facility, operations, and experienced staff in place. The Broadway branch's operations are included in the accompanying Consolidated Statements of Income beginning on the acquisition date of October 4, 2002.

Note 3.  Securities

      The book values and approximate fair values of investment securities at December 31, 2004 and 2003 are summarized as follows:

                                                       2004                                            2003
                                   -------------------------------------------   ---------------------------------------------
                                   Amortized     Fair           Unrealized       Amortized      Fair            Unrealized
                                     Cost        Value      Gains     (Losses)      Cost        Value        Gains    (Losses)
                                   ---------    -------    --------   --------   ---------    ---------     --------  ---------
(In thousands)

Securities available for sale:
  U.S. Government agencies          $29,778      29,810        169      (137)       35,225       35,808        590        (7)
  Mortgage-backed securities         41,116      41,062        240      (294)       48,455       48,473        410      (392)
  Corporate bonds                    10,909      12,084      1,194       (19)       12,154       13,415      1,261        --
  Equity securities                   5,565       5,598         39        (6)        5,753        5,759         24       (18)
                                    -------      ------      -----      ----       -------      -------      -----      ----
Total available for sale            $87,368      88,554      1,642      (456)      101,587      103,455      2,285      (417)
                                    =======      ======      =====      ====       =======      =======      =====      ====

Securities held to maturity:
  State and local governments       $11,605      12,031        435        (9)       12,947       13,647        700        --
  Other                               2,420       2,420         --        --         1,259        1,259         --        --
                                    -------      ------      -----      ----       -------      -------      -----      ----
Total held to maturity              $14,025      14,451        435        (9)       14,206       14,906        700        --
                                    =======      ======      =====      ====       =======      =======      =====      ====

      Included in mortgage-backed securities at December 31, 2004 were collateralized mortgage obligations with an amortized cost of $15,928,000 and a fair value of $15,831,000. Included in mortgage-backed securities at December 31, 2003 were collateralized mortgage obligations with an amortized cost of $21,649,000 and a fair value of $21,458,000.

      The Company owned Federal Home Loan Bank stock with a cost and fair value of $5,247,000 at December 31, 2004 and $5,550,000 at December 31, 2003, which is included in equity securities above and serves as part of the collateral for the Company's line of credit with the Federal Home Loan Bank (see Note 9 for additional discussion). The investment in this stock is a requirement for membership in the Federal Home Loan Bank system.

      The  following  table  presents  information   regarding  securities  with
unrealized losses at December 31, 2004:

                                                Securities in an          Securities in an
                                                 Unrealized Loss           Unrealized Loss
                                                   Position for              Position for
                                                Less than 12 Months       More than 12 Months             Total
                                              ------------------------  -----------------------   ------------------------
                                                            Unrealized               Unrealized                 Unrealized
                                              Fair Value      Losses    Fair Value      Losses    Fair Value      Losses
                                              ----------    ----------  ----------   ----------   ----------    ----------
U.S. Government agencies                        $16,731          137           --           --       16,731          137
Mortgage-backed securities                        4,533           30       16,361          264       20,894          294
Corporate bonds                                   3,081           19           --           --        3,081           19
Equity securities                                    53            6           --           --           53            6
State and local governments                         925            9           --           --          925            9
                                                -------      -------      -------      -------      -------      -------
     Total temporarily impaired securities      $25,323          201       16,361          264       41,684          465
                                                =======      =======      =======      =======      =======      =======

      In the above table, all of the non-equity securities that are in an unrealized loss position at December 31, 2004 are bonds that the company has determined are in a loss position due to interest rate factors, and not because of credit quality concerns. Therefore, the Company expects to collect the full par value of each bond upon maturity with no accounting loss. The Company has concluded that each of the equity securities in an unrealized loss position at December 31, 2004 is due to minor temporary fluctuations in the market prices of the securities. The Company will record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months.

      The aggregate carrying amount of cost-method investments was $6,508,000 and $6,876,000 at December 31, 2004 and 2003, respectively, which included the Federal Home Loan Bank stock discussed above. The Company determined that none of the its cost-method investments were impaired at either year end.

      The book values and approximate fair values of investment securities at December 31, 2004, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Securities Available for Sale    Securities Held to Maturity
                                                  -----------------------------    ----------------------------
                                                  Amortized            Fair        Amortized             Fair
(In thousands)                                       Cost              Value          Cost               Value
                                                  ---------          ----------    ---------            -------
Debt securities
    Due within one year                            $  1,753              1,773      $  1,157               1,164
    Due after one year but within five years         19,078             18,941         9,903              10,185
    Due after five years but within ten years         8,947              9,096         2,817               2,941
    Due after ten years                              10,909             12,084           148                 161
    Mortgage-backed securities                       41,116             41,062            --                  --
                                                   --------           --------      --------            --------
       Total debt securities                         81,803             82,956        14,025              14,451


Equity securities                                     5,565              5,598            --                  --
                                                   --------           --------      --------            --------
       Total securities                            $ 87,368             88,554      $ 14,025              14,451
                                                   ========           ========      ========            ========

      At December 31, 2004 and 2003, investment securities with book values of $43,315,000 and $37,719,000, respectively, were pledged as collateral for public and private deposits.

      Sales of securities available for sale with aggregate proceeds of $12,060,000 in 2004, $7,750,000 in 2003, and $1,012,000 in 2002 resulted in gross gains of $299,000 and no gross losses in 2004, resulted in gross gains of $218,000 and no gross losses in 2003, and gross gains of $27,000 and gross losses of $2,000 in 2002.

Note 4. Loans and Allowance for Loan Losses

      Loans at December 31, 2004 and 2003 are summarized as follows:

(In thousands)                                        2004              2003
                                                  -----------        ----------

Commercial, financial, and agricultural           $   122,501           117,287
Real estate - construction                            117,158            98,189
Real estate - mortgage                              1,063,694           939,578
Installment loans to individuals                       63,913            64,444
                                                  -----------        ----------
    Subtotal                                        1,367,266         1,219,498
Unamortized net deferred loan fees                       (213)             (603)
                                                  -----------        ----------
    Loans, net of deferred fees                   $ 1,367,053         1,218,895
                                                  ===========        ==========

      Loans described above as "Real estate - mortgage" included loans in the amounts of $999,384,000 and $549,900,000 as of December 31, 2004 and 2003,
respectively,  which are being pledged as collateral for certain borrowings (see
Note 9). The loans above also include loans to executive officers and directors and to their associates totaling approximately $13,764,000 and $9,775,000 at December 31, 2004 and 2003, respectively. During 2004, additions to such loans were approximately $5,715,000 and repayments totaled approximately $1,726,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features.

      Nonperforming assets at December 31, 2004 and 2003 are as follows:

(In thousands)                                                 2004        2003
                                                              ------      ------

Loans:  Nonaccrual loans                                      $3,707       4,274
        Restructured loans                                        17          21
        Accruing loans greater than 90 days past due              --          --
                                                              ------      ------
           Total nonperforming loans                           3,724       4,295
Other real estate (included in other assets)                   1,470       1,398
                                                              ------      ------
     Total nonperforming assets                               $5,194       5,693
                                                              ======      ======

      If the nonaccrual loans and restructured loans as of December 31, 2004, 2003 and 2002 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $247,000, $319,000 and $246,000 for nonaccrual loans and $2,000, $2,000 and $6,000 for
restructured   loans  would  have  been  recorded  for  2004,   2003  and  2002,
respectively. Interest income on such loans that was actually collected and included in net income in 2004, 2003 and 2002 amounted to approximately $120,000, $102,000 and $55,000 for nonaccrual loans (prior to their being placed on nonaccrual status) and $2,000, $2,000 and $6,000 for restructured loans, respectively. At December 31, 2004 and 2003, the Company had no commitments to lend additional funds to debtors whose loans were nonperforming.

      Activity in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 is as follows:

(In thousands)                               2004         2003           2002
                                           --------     --------       --------

Balance, beginning of year                 $ 13,569       10,907          9,388
Provision for loan losses                     2,905        2,680          2,545
Recoveries of loans charged-off                 181          240            135
Loans charged-off                            (1,938)      (1,341)        (1,211)
Allowance recorded related to loans
    assumed in corporate acquisitions            --        1,083             50
                                           --------     --------       --------
Balance, end of year                       $ 14,717       13,569         10,907
                                           ========     ========       ========

      At December 31, 2004 and 2003, the recorded investment in loans considered to be impaired was $1,578,000 and $1,449,000, respectively, of which all were on a nonaccrual basis at each year end. The related allowance for loan losses for the impaired loans at December 31, 2004 and 2003 was $370,000 and $341,000, respectively. At December 31, 2004 and 2003, there was $532,000 and $242,000 in impaired loans for which there was no related allowance. The average recorded investments in impaired loans during the years ended December 31, 2004, 2003, and 2002 were approximately $1,317,000, $1,590,000, and $1,822,000, respectively. For the years ended December 31, 2004, 2003, and 2002, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

Note 5. Premises and Equipment

      Premises and equipment at December 31, 2004 and 2003 consist of the following:

(In thousands)                                             2004          2003
                                                         --------       -------
Land                                                     $  7,812         5,829
Buildings                                                  21,725        18,492
Furniture and equipment                                    17,388        15,895
Leasehold improvements                                      1,236           645
                                                         --------       -------
    Total cost                                             48,161        40,861
Less accumulated depreciation and amortization            (17,843)      (15,505)
                                                         --------       -------
    Net book value of premises and equipment             $ 30,318        25,356
                                                         ========       =======

Note 6. Goodwill and Other Intangible Assets

      The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of December 31, 2004 and December 31, 2003 and the carrying amount of unamortized intangible assets as of December 31, 2004 and December 31, 2003.

                                              December 31, 2004              December 31, 2003
                                       ------------------------------  ------------------------------
                                       Gross Carrying    Accumulated   Gross Carrying    Accumulated
(In thousands)                             Amount        Amortization      Amount        Amortization
-----------------------------------    --------------   -------------- --------------   -------------
Amortized intangible assets:
   Customer lists                          $   394               85            394               54
   Noncompete agreements                        50               50             50               25
   Core deposit premiums                     2,441              751          2,441              429
                                           -------          -------        -------          -------
        Total                              $ 2,885              886          2,885              508
                                           =======          =======        =======          =======

Unamortized intangible assets:
   Goodwill                                $47,247                          48,231
                                           =======                         =======
   Pension                                 $    84                              93
                                           =======                         =======

      The following table presents the estimated amortization expense for intangible assets for each of the five calendar years ending December 31, 2009 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

                                              Estimated
                                         Amortization Expense
                                            (In thousands)
              --------------------   ---------------------------

                    2005                       $    290
                    2006                            242
                    2007                            220
                    2008                            219
                    2009                            218
                 Thereafter                         810
                                               --------
                        Total                  $  1,999
                                               ========

Note 7. Income Taxes

      Total income taxes for the years ended December 31, 2004, 2003 and 2002 were allocated as follows:

(In thousands)                                                                           2004           2003           2002
                                                                                       --------       --------       --------
Allocated to net income                                                                $ 10,418         10,617          9,282
Allocated to stockholders' equity, for unrealized holding gain on
   debt and equity securities for financial reporting purposes                             (265)           183            199
Allocated to stockholders'  equity,  for tax benefit of additional pension charge           (18)           (50)           (64)
                                                                                       --------       --------       --------
    Total income taxes                                                                 $ 10,135         10,750          9,417
                                                                                       ========       ========       ========

      The components of income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 are as follows:

(In thousands)                              2004           2003          2002
                                          --------       --------      --------

Current      - Federal                    $ 10,407          9,578         8,964
             - State                           228            614           464
Deferred     - Federal                        (192)           425          (146)
             - State                           (25)            --            --
                                          --------       --------      --------
     Total                                $ 10,418         10,617         9,282
                                          ========       ========      ========

      The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2004 and 2003 are presented below:

(In thousands)                                                                    2004           2003
                                                                                --------       --------
Deferred tax assets:
     Allowance for loan losses                                                  $  5,456          4,300
     Excess book over tax SERP retirement plan cost                                  550            372
     Basis of investment in subsidiary                                                69             69
     Net loan fees recognized for tax reporting purposes                              55            166
     Reserve for employee medical expense for financial reporting purposes            20             20
     Deferred compensation                                                           156            149
     State net operating loss carryforwards                                          352            214
     Trust preferred security issuance costs                                         128             49
     Accruals, book versus tax                                                       160            193
     Minimum pension liability adjustment                                            132            114
     All other                                                                        35             57
                                                                                --------       --------
        Gross deferred tax assets                                                  7,113          5,703
         Less: Valuation allowance                                                  (367)          (214)
                                                                                --------       --------
              Net deferred tax assets                                              6,746          5,489
                                                                                --------       --------
Deferred tax liabilities:
     Loan fees                                                                    (1,050)          (978)
     Excess tax over book pension cost                                              (559)          (754)
     Depreciable basis of fixed assets                                            (1,906)        (1,493)
     Amortizable basis of intangible assets                                       (2,378)        (1,606)
     Unrealized gain on securities available for sale                               (464)          (729)
     FHLB stock dividends                                                           (439)          (439)
     Book versus tax basis difference - securities                                   (46)           (84)
     All other                                                                        --             (2)
                                                                                --------       --------
          Gross deferred tax liabilities                                          (6,842)        (6,085)
                                                                                --------       --------
              Net deferred tax liability - included in other assets             $    (96)          (596)
                                                                                ========       ========

      A portion of the annual change in the net deferred tax liability relates to unrealized gains and losses on securities available for sale. The related 2004 and 2003 deferred tax (benefit) expense of approximately ($265,000) and $183,000, respectively, has been recorded directly to shareholders' equity. Additionally, a portion of the annual change in the net deferred tax liability relates to an additional pension charge. The related 2004 and 2003 deferred tax benefit of $18,000 and $50,000, respectively, has been recorded directly to shareholders' equity. Purchase acquisitions also increased the net deferred tax liability by $320,000 in 2003. The balance of the 2004 and 2003 increase (decrease) in the net deferred tax asset (liability) of ($217,000) and 425,000, respectively, is reflected as a deferred income tax expense (benefit) in the consolidated statement of income.

      The valuation allowances for 2003 and 2004 relate primarily to state net operating loss carryforwards. It is management's belief that the realization of the remaining net deferred tax assets is more likely than not.

      See Note 12 for discussion regarding possible state taxing authority exposure.

      Retained earnings at December 31, 2004 and 2003 includes approximately $6,869,000 representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse or may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Bank's stock.

      The following is a reconcilement of federal income tax expense at the statutory rate of 35% to the income tax provision reported in the financial statements.

(In thousands)                                              2004          2003          2002
                                                         --------       -------       -------
Tax provision at statutory rate                          $ 10,686        10,512         9,279
Increase (decrease) in income taxes resulting from:
   Tax-exempt interest income                                (263)         (286)         (300)
   Low income housing tax credits                             (98)          (20)           --
   Non-deductible interest expense                             14            16            24
   State income taxes, net of federal benefit                 132           361           290
   Change in valuation allowance                              153            78            12
   Other, net                                                (206)          (44)          (23)
                                                         --------       -------       -------
     Total                                               $ 10,418        10,617         9,282
                                                         ========       =======       =======

Note 8. Deposits

      At December 31, 2004, the scheduled maturities of time deposits are as follows:

                                           (In thousands)
                         2005                $    617,921
                         2006                      59,703
                         2007                      36,596
                         2008                      19,966
                         2009                      15,407
                      Thereafter                      586
                                             ------------
                                             $    750,179
                                             ============

Note 9. Borrowings and Borrowings Availability

      The  following   table  presents   information   regarding  the  Company's
outstanding borrowings at December 31, 2004 and 2003:

   Description                    Due date              Call Feature            Amount           Interest Rate
-----------------    ----------------------       -----------------------   ------------   -------------------------
       2004
-----------------
  FHLB Overnight     January 1, 2005,                       None             $ 40,000,000      2.55% subject to
    Borrowings          renewable daily                                                          change daily
  FHLB Term Note     Due January 16, 2005                   None                1,000,000         4.01% fixed
  FHLB Term Note     Due March 13, 2006                     None                2,000,000         2.44% fixed
  FHLB Term Note     Due March 13, 2007                     None                2,000,000         2.91% fixed
  FHLB Term Note     Due June 23, 2008                      None                1,000,000         5.51% fixed
  FHLB Term Note     Due on April 21, 2009         Expired (One time call       5,000,000         5.26% fixed
                                                     option in 2004 not
                                                     exercised by FHLB)
 Trust Preferred     Due on November 7, 2032          By Company on a          20,619,000    5.73% at Dec. 31, 2004
    Securities                                        quarterly basis                             adjustable rate
                                                   beginning on November                     3 month LIBOR +  3.45%
                                                          7, 2007
 Trust Preferred     Due on January 23, 2034          By Company on a          20,620,000    4.86% at Dec. 31, 2004
    Securities                                        quarterly basis                           adjustable rate
                                                         beginning                            3 month LIBOR + 2.70%
                                                    on January 23, 2009
                                                                             ------------    ----------------------
Total borrowings/
     weighted                                                                                3.98% (5.07% excluding
   average rate                                                              $ 92,239,000     overnight borrowings)
                                                                             ============    ======================
       2003
-----------------
  FHLB Overnight     January 1, 2004,                       None             $ 25,000,000      1.20% subject to
    Borrowings          renewable daily                                                          change daily
  FHLB Term Note     Due January 16, 2005                   None                1,000,000         4.01% fixed
  FHLB Term Note     Due March 13, 2006                     None                2,000,000         2.44% fixed
  FHLB Term Note     Due March 13, 2007                     None                2,000,000         2.91% fixed
  FHLB Term Note     Due June 23, 2008                      None                1,000,000         5.51% fixed
  FHLB Term Note     Due on April 21, 2009          By FHLB on April 21,        5,000,000         5.26% fixed
                                                            2004
 Trust Preferred     Due on November 7, 2032          By Company on a          20,000,000     4.60% at Dec. 31, 2003
    Securities                                        quarterly basis                             adjustable rate
                                                   beginning on November                      3 month LIBOR + 3.45%
                                                          7, 2007
 Trust Preferred     Due on January 23, 2034          By Company on a          20,000,000     3.85% at Dec. 31, 2003
    Securities                                        quarterly basis                             adjustable rate
                                                         beginning                            3 month LIBOR + 2.70%
                                                    on January 23, 2009
                                                                             ------------    ----------------------
Total borrowings/
     weighted                                                                                 3.23% (4.23% excluding
   average rate                                                              $ 76,000,000      overnight borrowings)
                                                                             ============    =======================

      In the tables above, only the $5 million due to the FHLB on April 21, 2009 had a lender call provision, which allowed the FHLB, at their option, to call the bond on April 21, 2004. The call provision provided interest rate protection to the FHLB in the event that prevailing market interest rates were higher than the note rate on the date of the call. This call option was not exercised by the FHLB at the April 21, 2004 call date. In addition to the call option, all outstanding FHLB borrowings may be accelerated immediately by the FHLB in certain circumstances including material adverse changes in the condition of the Company or if the Company's qualifying collateral amounts to less than 1.25 times the amount of FHLB borrowings outstanding. At December 31, 2004, the

Company's qualifying collateral amounted to 7.2 times the amount of FHLB borrowings outstanding.

      In the above table, the $20.6 million in borrowings due on November 7, 2032 relate to borrowings structured as trust preferred capital securities that were issued by First Bancorp Capital Trust I, an unconsolidated subsidiary of the Company, on October 29, 2002 and qualify as Tier I capital for regulatory capital adequacy requirements. These debt securities are callable by the Company at par on any quarterly interest payment date beginning on November 7, 2007. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 3.45%. This rate may not exceed 12.50% through November 2007. The Company incurred approximately $615,000 in debt issuance costs related to the issuance that were recorded as prepaid expenses and are included in the "Other Assets" line item of the consolidated balance sheet. These debt issuance costs are being amortized as interest expense until the earliest possible call date of November 7, 2007.

      In the above table, the $20.6 million in borrowings due on January 23, 2034 relate to borrowings structured as trust preferred capital securities that were issued by First Bancorp Capital Trusts II and III ($10.3 million by each trust), unconsolidated subsidiaries of the Company, on December 19, 2003 and qualify as Tier I capital for regulatory capital adequacy requirements. These debt securities are callable by the Company at par on any quarterly interest payment date beginning on January 23, 2009. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 2.70%. The Company incurred approximately $580,000 of debt issuance costs related to the issuance that were recorded as prepaid expenses and are included in the "Other Assets" line item of the consolidated balance sheet. These debt issuance costs are being amortized as interest expense until the earliest possible call date of January 23, 2009.

      At December 31, 2004, the Company has three sources of readily available borrowing capacity - 1) an approximately $296 million line of credit with the FHLB, of which $51 million was outstanding at December 31, 2004 and $36 million was outstanding at December 31, 2003, 2) a $50 million overnight federal funds line of credit with a correspondent bank, none of which was outstanding at December 31, 2004 or 2003, and 3) an approximately $58 million line of credit through the Federal Reserve Bank of Richmond's (FRB) discount window, none of which was outstanding at December 31, 2004 or 2003.

      The Company's line of credit with the FHLB totaling approximately $296 million can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need and is secured by the Company's FHLB stock and a blanket lien on most of its real estate loan portfolio.

      The Company's correspondent bank relationship allows the Company to purchase up to $50 million in federal funds on an overnight, unsecured basis. The Company had no borrowings outstanding under this line at December 31, 2004 or 2003. This line of credit was not drawn upon during any of the past three years.

      The Company also has a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of the Company's commercial and consumer loan portfolio (excluding real estate). Based on the collateral owned by the Company as of December 31, 2004, the available line of credit is approximately $58 million. This line of credit was established primarily in connection with the Company's Y2K liquidity contingency plan and has not been drawn on since inception. The FRB has indicated that it would not expect lines of credit that have been granted to financial institutions to be a primary borrowing source. The Company plans to maintain this line of credit, although it is not expected that it will be drawn upon except in unusual circumstances.

Note 10.  Leases

      Certain bank premises are leased under operating lease agreements. Generally, operating leases contain renewal options on substantially the same basis as current rental terms. Rent expense charged to operations under all operating lease agreements was $452,000 in 2004, $324,000 in 2003, and $280,000 in 2002.

      Future obligations for minimum rentals under noncancelable operating leases at December 31, 2004 are as follows:

                                               (In thousands)
      Year ending December 31:
        2005                                          $   379
        2006                                              294
        2007                                              248
        2008                                              190
        2009                                              157
        Later years                                       990
                                                      -------
             Total                                    $ 2,258
                                                      =======

Note 11. Employee Benefit Plans

      401(k) Plan.  The Company  sponsors a retirement  savings plan pursuant to
Section 401(k) of the Internal Revenue Code. Employees who have completed one year of service are eligible to participate in the plan. An eligible employee may contribute up to 15% of annual salary to the plan. The Company contributes an amount equal to 75% of the first 6% of the employee's salary contributed. Participants vest in Company contributions at the rate of 20% after one year of service, and 20% for each additional year of service, with 100% vesting after five years of service. The Company's matching contribution expense was $607,000, $528,000, and $450,000, for the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, the Company made additional discretionary matching contributions to the plan of $175,000 in 2004, $175,000 in 2003, and $150,000 in
2002. The Company's matching and discretionary contributions are made in the form of Company stock. Employees are not permitted to invest their own contributions in Company stock.

      Pension Plan. The Company sponsors a noncontributory defined benefit retirement plan (the "Pension Plan"), which is intended to qualify under Section 401(a) of the Internal Revenue Code. Employees who have attained age 21 and completed one year of service are eligible to participate in the Pension Plan. The Pension Plan provides for a monthly payment, at normal retirement age of 65, equal to one-twelfth of the sum of (i) 0.75% of Final Average Annual Compensation (5 highest consecutive calendar years' earnings out of the last 10 years of employment) multiplied by the employee's years of service not in excess of 40 years, and (ii) 0.65% of Final Average Annual Compensation in excess of "covered compensation" multiplied by years of service not in excess of 35 years. "Covered compensation" means the average of the social security taxable wage base during the 35 year period ending with the year the employee attains social security retirement age. Early retirement, with reduced monthly benefits, is available at age 55 after 15 years of service. The Pension Plan provides for 100% vesting after 5 years of service, and provides for a death benefit to a vested participant's surviving spouse. The costs of benefits under the Pension Plan, which are borne by First Bancorp and/or its subsidiaries, are computed actuarially and defrayed by earnings from the Pension Plan's investments. The compensation covered by the Pension Plan includes total earnings before reduction for contributions to a cash or deferred profit-sharing plan (such as the 401(k) plan described above) and amounts used to pay group health insurance premiums and includes bonuses (such as amounts paid under the incentive compensation plan). Compensation for the purposes of the Pension Plan may not exceed statutory limits; such limit was $205,000 in 2004 and $200,000 in 2003 and 2002.

      The Company's contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes. The contributions are invested to provide for benefits under the Pension Plan. The Company estimates that its contribution to the Pension Plan will be $700,000 in 2005.

      Funds in the Pension Plan are invested in a mix of investment types in accordance with the Pension Plan's investment policy, which is intended to provide a reasonable return while maintaining proper diversification. Except for Company stock, all of the Pension Plan's assets are invested in an unaffiliated bank money market account or mutual funds. The investment policy of the Pension Plan does not permit the use of derivatives, except to the extent that derivatives are used by any of the mutual funds invested in by the Pension Plan. The following table presents information regarding the mix of investments of the Pension Plan's assets at December 31, 2004 and its targeted mix, as set out by the Plan's investment policy:

                                           Balance at        % of Total Assets at        Targeted %
    Investment type                    December 31, 2004       December 31, 2004      of Total Assets
    -----------------------------   -----------------------  ----------------------  ------------------
                                    (Dollars in thousands)
    Fixed income investments
       Money market account             $        294                     3%                  3-5%
       US government bond fund                 1,201                    12%                 10-20%
       US corporate bond fund                    945                    10%                 0-10%
    Equity investments
       Large cap value fund                    2,313                    23%                 20-30%
       Large cap growth fund                   2,679                    27%                 20-30%
       Mid-small cap growth fund               1,764                    18%                 15-25%
       Foreign equity fund                        --                    --                  0-10%
       Company stock                             711                     7%                 0-10%
                                        ------------                ------
            Total                       $      9,907                   100%
                                        ============                ======

      For the three years ended December 31, 2004, the Company used an expected long-term rate-of-return-on-assets assumption of 9.00%. The Company arrived at this rate based primarily on a third-party investment consulting firm's historical analysis of investment returns, which indicated that the mix of the Pension Plan's assets (generally 75% equities and 25% fixed income) can be expected to return approximately 9% on a long term basis.

      The following table reconciles the beginning and ending balances of the Pension Plan's projected benefit obligation, as computed by the Company's independent actuarial consultants. The Pension Plan's accumulated benefit obligation is also presented:

(In thousands)                                           2004           2003           2002
                                                       --------       --------       --------
Projected benefit obligation at beginning of year      $  9,892          7,475          6,082
Service cost                                                955            690            492
Interest cost                                               642            527            427
Actuarial loss                                            1,013          1,175            441
Effect of amendments                                         --             85             70
Benefits paid                                               (57)           (60)           (37)
                                                       --------       --------       --------
Projected benefit obligation at end of year            $ 12,445          9,892          7,475
                                                       ========       ========       ========

Accumulated benefit obligation at end of year          $  7,817          6,164          4,647
                                                       ========       ========       ========

      The following table reconciles the beginning and ending balances of the Pension Plan's assets:

(In thousands)                                2004          2003          2002
                                            -------        ------        ------

Plan assets at beginning of year            $ 8,498         5,126         4,893
Actual return on plan assets                    816         1,387          (610)
Employer contributions                          650         2,045           880
Benefits paid                                   (57)          (60)          (37)
                                            -------        ------        ------
Plan assets at end of year                  $ 9,907         8,498         5,126
                                            =======        ======        ======

      The following table presents information regarding the funded status of the Pension Plan, the amounts not recognized in the consolidated balance sheets, and the amounts recognized in the consolidated balance sheets:

(In thousands)                                             2004           2003
                                                        --------       --------
Funded status                                           $ (2,538)        (1,394)
Unrecognized net actuarial loss                            3,764          2,997
Unrecognized prior service cost                              249            366
Unrecognized transition obligation                            47             49
                                                        --------       --------
Prepaid pension cost                                    $  1,522          2,018
                                                        ========       ========

      Net pension cost for the Pension Plan included the following components for the years ended December 31, 2004, 2003 and 2002:

(In thousands)                                          2004           2003           2002
                                                      --------       --------       --------
Service cost - benefits earned during the period      $    955            690            492
Interest cost on projected benefit obligation              642            527            427
Expected return on plan assets                            (759)          (507)          (475)
Net amortization and deferral                              307            301            159
                                                      --------       --------       --------
     Net periodic pension cost                        $  1,145          1,011            603
                                                      ========       ========       ========

      The following table is an estimate of the benefits that will be paid in accordance with the Pension Plan during the indicated time periods:

       (In thousands)
                                                         Estimated
                                                         benefit
                                                         payments
                                                         --------
        Year ending December 31, 2005                     $  145
        Year ending December 31, 2006                        181
        Year ending December 31, 2007                        195
        Year ending December 31, 2008                        238
        Year ending December 31, 2009                        262
        Years ending December 31, 2010-2014                2,884

      Supplemental Executive Retirement Plan. The Company sponsors a Supplemental Executive Retirement Plan (the "SERP Plan") for the benefit of certain senior management executives of the Company. The purpose of the SERP Plan is to provide additional monthly pension benefits to ensure that each such senior management executive would receive lifetime monthly pension benefits equal to 3% of his or her final average compensation multiplied by his or her years of service (maximum of 20 years) to the Company or its subsidiaries, subject to a maximum of 60% of his or her final average compensation. The amount of a participant's monthly SERP benefit is reduced by (i) the amount payable under the Company's qualified Pension Plan (described above), and (ii) fifty percent (50%) of the participant's primary social security benefit. Final average compensation means the average of the 5 highest consecutive calendar years of earnings during the last 10 years of service prior to termination of employment.

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

      The following table reconciles the beginning and ending balances of the SERP Plan's benefit obligation, as computed by the Company's independent actuarial consultants:

(In thousands)                                          2004        2003        2002
                                                       ------      ------      ------
Projected benefit obligation at beginning of year      $1,631       1,248       1,070
Service cost                                              242         105          69
Interest cost                                             128          88          73
Actuarial loss                                            329         179         140
Effect of amendments                                      223          11        (104)
Benefits paid                                              --          --          --
                                                       ------      ------      ------
Projected benefit obligation at end of year            $2,553       1,631       1,248
                                                       ======      ======      ======

Accumulated benefit obligation at end of year          $2,119       1,391       1,115
                                                       ======      ======      ======

      The following table presents information regarding the funded status of the SERP Plan, the amounts not recognized in the consolidated balance sheets, and the amounts recognized in the consolidated balance sheets:

(In thousands)                                            2004           2003
                                                        --------       --------

Funded status                                           $ (2,553)        (1,631)
Unrecognized net actuarial loss                              862            578
Unrecognized prior service cost                              273             84
Additional minimum liability                                (422)          (385)
                                                        --------       --------
Accrued pension cost                                    $ (1,840)        (1,354)
                                                        ========       ========

      Net pension cost for the SERP Plan included the following components for the years ended December 31, 2004, 2003 and 2002:

(In thousands)                                             2004        2003        2002
                                                          ------      ------      ------
Service cost - benefits earned during the period          $  242         105          69
Interest cost on projected benefit obligation                128          88          73
Net amortization and deferral                                 80          45          36
                                                          ------      ------      ------
     Net periodic pension cost                            $  450         238         178
                                                          ======      ======      ======

      The following table is an estimate of the benefits that will be paid in accordance with the SERP Plan during the indicated time periods:

       (In thousands)
                                                          Estimated
                                                           benefit
                                                           payments
                                                           --------
        Year ending December 31, 2005                       $  121
        Year ending December 31, 2006                          139
        Year ending December 31, 2007                          132
        Year ending December 31, 2008                          126
        Year ending December 31, 2009                          118
        Years ending December 31, 2010-2014                  1,075

      The  following   assumptions   were  used  in  determining  the  actuarial
information for the Pension Plan and the SERP Plan for the years ended December 31, 2004, 2003 and 2002:

                                                        2004                    2003                    2002
                                                ---------------------   -------------------     -------------------
                                                 Pension      SERP       Pension      SERP       Pension      SERP
                                                  Plan        Plan        Plan        Plan        Plan        Plan
                                                ---------    --------   --------     ------     ---------    ------
Discount rate used to determine net periodic
   pension cost                                    6.25%       6.25%       6.75%       6.75%       7.25%       7.25%
Discount rate used to calculate end of year
   liability disclosures                           6.00%       6.00%       6.25%       6.25%       6.75%       6.75%
Expected long-term rate of return on assets        9.00%        n/a        9.00%        n/a        9.00%        n/a
Rate of compensation increase                      5.00%       5.00%       5.00%       5.00%       5.00%       5.00%

      Included in intangible assets at December 31, 2004 and 2003 is $84,000 and $93,000, respectively, that has been recognized in connection with the accrual of the additional minimum liability for the SERP Plan.

Note 12. Commitments and Contingencies

      See Note 10 with respect to future obligations under noncancelable operating leases.

      Based on consultations with the Company's tax advisors, the Company's organizational structure has been established in a way to minimize its tax liabilities. State taxing authorities have recently announced that they will vigorously pursue taxpayers who have engaged in activities deemed to be "income-shifting," and the Company is aware that state taxing authorities have recently challenged a bank holding company with a similar operating structure as the Company that they deem to result in "income-shifting." While the Company believes its tax position is sound, it has decided to discontinue certain elements of its operating structure during 2005 to avoid controversy with state taxing authorities. If the Company's position with regard to its operating structure were to be challenged by state taxing authorities for past years and resulted in an assessment, the Company estimates that its exposure could be $5.8 million (net of federal tax benefit), including interest and penalties. If such an assessment were to occur, the Company would vigorously contest the assessment based on the belief that it has fully complied with relevant tax laws. Accordingly, the Company has not accrued a liability for this possibility.

      In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements. As of December 31, 2004, the Company had outstanding loan commitments of $232,248,000, of which $208,241,000 were at variable rates and $24,007,000 were at fixed rates. Included in outstanding loan commitments were unfunded commitments of $123,535,000 on revolving credit plans, of which $115,024,000 were at variable rates and $8,511,000 were at fixed rates.

      At December 31, 2004 and 2003, the Company had $3,762,000 and  $3,320,000,
respectively in standby letters of credit outstanding. The Company has no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is a guarantee made on behalf of the Company's customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms for one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. In the event that the Company is required to honor a standby letter of credit, a note, already executed with the customer, is triggered which provides repayment terms and any collateral. Over the past ten years, the Company has had to honor one standby letter of credit, which was repaid by the borrower without any loss to the Company. Management expects any draws under existing commitments to be funded through normal operations.

      The Bank grants primarily commercial and installment loans to customers throughout its market area, which consists of Anson, Cabarrus, Chatham, Davidson, Duplin, Guilford, Harnett, Iredell, Lee, Montgomery, Moore, Randolph, Richmond, Robeson, Rockingham, Rowan, Scotland, Stanly and Wake Counties in North Carolina, Dillon County in South Carolina, and Wythe, Washington, and Montgomery Counties in Virginia. The real estate loan portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolios can be affected by local economic conditions.

      The  Company  is  not  involved  in  any  legal   proceedings   which,  in
management's opinion, could have a material effect on the consolidated financial position of the Company.

Note 13. Fair Value of Financial Instruments

      Fair value estimates as of December 31, 2004 and 2003 and limitations thereon are set forth below for the Company's financial instruments. Please see
Note 1 for a discussion of fair value methods and assumptions, as well as fair value information for off-balance sheet financial instruments.

                                          December 31, 2004             December 31, 2003
                                      --------------------------      --------------------------
                                       Carrying       Estimated        Carrying       Estimated
(In thousands)                          Amount        Fair Value        Amount        Fair Value
                                      ----------      ----------      ----------      ----------
Cash and due from banks,
   noninterest-bearing                $   28,486          28,486      $   36,315          36,315
Due from banks, interest-bearing          45,135          45,135          12,632          12,632
Federal funds sold                        15,780          15,780          13,967          13,967
Securities available for sale             88,554          88,554         103,455         103,455
Securities held to maturity               14,025          14,451          14,206          14,906
Presold mortgages in process
   of settlement                           1,771           1,771           1,307           1,307
Loans, net of allowance                1,352,336       1,352,998       1,205,326       1,213,803
Accrued interest receivable                6,832           6,832           6,087           6,087

Deposits                               1,388,768       1,388,994       1,249,364       1,251,402
Borrowings                                92,239          92,459          76,000          76,383
Accrued interest payable                   2,677           2,677           2,138           2,138

      Limitations Of Fair Value Estimates. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no highly liquid market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Note 14. Stock Option Plan

      Pursuant to provisions of the Company's 2004 Stock Option Plan (the "Option Plan"), options to purchase up to 1,275,000 shares of First Bancorp's authorized but unissued common stock may be granted to employees ("Employee Options") and directors ("Nonemployee Director Options") of the Company and its subsidiaries. The purposes of the Option Plan are (i) to align the interests of participating employees and directors with the Company's shareholders by reinforcing the relationship between shareholder gains and participant rewards,
(ii) to encourage equity ownership in the Company by participants, and (iii) to provide an incentive to employee participants to continue their employment with the Company.

      Since the inception of the Option Plan and its predecessor plan (the 1994 Stock Option Plan), each nonemployee director has been granted 2,250 Nonemployee Director Options on June 1 of each year. Employee Options were granted to substantially all officers at the inception of the 1994 Stock Option Plan and since then have been granted to new officers, officers that have assumed increased responsibilities, and for performance rewards. For both Employee and Nonemployee Director Options, the option price is the fair market value of the stock at the date of grant. Employee Options may require a vesting period. Director Options are 100% vested on the date of grant. All options expire not more than 10 years from the date of grant. Forfeited options become available for future grants.

      In addition to the Option Plan and its predecessor plan, the Company has four stock option plans that were assumed in connection with mergers and acquisitions of the companies that originally established those plans. As of December 31, 2004, a total of 96,040 shares of common stock were issuable upon exercise under those assumed plans. The weighted average exercise price of those outstanding options is $10.26 per share. No additional options may be granted under those assumed plans. The tables on the following page include these options.

      At December 31, 2004, there were 1,253,090 additional shares available for grant under the Option Plan. The per share weighted-average fair value of options granted during 2004, 2003, and 2002 was $7.07, $5.03, and $4.50, respectively on the date(s) of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                          2004          2003          2002
                                        -------       -------       -------
Expected dividend yield                    2.97%         3.73%         3.79%
Risk-free interest rate                    3.49%         3.30%         4.60%
Expected life                            7 years       8 years       8 years
Expected volatility                       36.67%        33.08%        33.50%

      The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Note 1(k) reflects the pro forma effects had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123.

      The following table sets forth a summary of the activity of the Company's outstanding options since December 31, 2001:

                                                                    Options Exercisable
                                     Options Outstanding                 at Year End
                                  ----------------------------    ----------------------------
                                                   Weighted-                       Weighted-
                                                    Average                         Average
                                  Number of         Exercise       Number of        Exercise
                                    Shares           Price           Shares          Price
                                  ------------    ------------    -----------    -------------
Balance at December 31, 2001       1,068,786       $     9.52         881,661      $     8.39

  Granted                             31,500            15.37
  Exercised                         (250,263)            6.19
  Forfeited                               --               --
  Expired                                 --               --

Balance at December 31, 2002         850,023            10.69         702,123            9.81

  Granted                             76,500            16.35
  Assumed in corporate
     acquisition                      78,000             4.17
  Exercised                         (226,764)            6.38
  Forfeited                               --               --
  Expired                                 --               --

Balance at December 31, 2003         777,759            11.85         626,583           11.05

  Granted                            183,230            21.35
  Exercised                         (181,663)            7.83
  Forfeited                             (600)           15.32
  Expired                                 --               --

Balance at December 31, 2004         778,726       $    15.01         668,260      $    14.88

The following table summarizes information about the stock options outstanding at December 31, 2004:

                                       Options Outstanding                        Options Exercisable
                         ----------------------------------------------------   --------------------------

                                             Weighted-            Weighted-                      Weighted-
                            Number            Average               Average        Number        Average
     Range of            Outstanding         Remaining             Exercise     Exercisable      Exercise
  Exercise Prices        at 12/31/04      Contractual Life          Price       at 12/31/04       Price
  ---------------        -----------     ------------------      ------------   ------------   -----------
 $ 4.00 to $7.99            52,324              1.9                $   6.96         52,324      $    6.96
 $8.00 to $11.99           208,918              4.3                   10.90        205,918          10.92
 $12.00 to $15.99          268,254              6.4                   15.08        170,004          14.86
 $16.00 to $19.99           99,000              8.0                   17.59         99,000          17.59
 $20.00 to $22.00          150,230              9.2                   21.70        141,014          21.70
                          --------           ------                --------      ---------      ---------
                           778,726              6.3                $  15.01        668,260      $   14.88
                          ========           ======                ========      =========      =========

Note 15. Regulatory Restrictions

      The Company is regulated by the Board of Governors of the Federal Reserve System ("FED") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Office of the Commissioner of Banks.

      The primary source of funds for the payment of dividends by First Bancorp is dividends received from its subsidiary, First Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2004, the Bank had undivided profits of approximately $104,820,000 which were available for the payment of dividends. As of December 31, 2004, approximately $75,518,000 of the Company's investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.

      The average reserve balance maintained by the Bank under the requirements of the Federal Reserve was approximately $638,000 for the year ended December 31, 2004.

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

      In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines applicable to banks for classification as "well capitalized," which are presented with the minimum ratios, the Company's ratios and the Bank's ratios as of December 31, 2004 and 2003 in the following table. Based on the most recent notification from its regulators, the Bank is well capitalized under the framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

                                                                                             To Be Well Capitalized
                                                                      For Capital            Under Prompt Corrective
                                             Actual                Adequacy Purposes            Action Provisions
                                   -----------------------      ------------------------     ------------------------
($ in thousands)                     Amount         Ratio         Amount          Ratio        Amount         Ratio
                                   ----------      -------      ----------      --------     ----------     ---------
                                                                  (must equal or exceed)      (must equal or exceed)
As of December 31, 2004
     Total Capital Ratio
         Company                   $ 153,348         11.97%     $ 102,450         8.00%      $    N/A           N/A
         Bank                        146,377         11.49%       102,252         8.00%       127,815        10.00%
     Tier I Capital Ratio
         Company                     138,631         10.95%        50,636         4.00%           N/A           N/A
          Bank                       131,660         10.46%        50,537         4.00%        75,806         6.00%
     Leverage Ratio
         Company                     138,631          8.90%        62,332         4.00%           N/A           N/A
         Bank                        131,660          8.50%        62,191         4.00%        77,739         5.00%

As of December 31, 2003
     Total Capital Ratio
         Company                   $ 143,762         12.56%     $  91,575         8.00%      $    N/A           N/A
         Bank                        122,832         10.83%        91,429         8.00%       114,286        10.00%
     Tier I Capital Ratio
         Company                     130,193         11.51%        45,252         4.00%           N/A           N/A
          Bank                       109,263          9.76%        45,179         4.00%        67,768         6.00%
     Leverage Ratio
         Company                     130,193          9.44%        55,175         4.00%           N/A           N/A
         Bank                        109,263          8.00%        55,140         4.00%        68,925         5.00%

Note 16. Supplementary Income Statement Information

      Components of other operating expenses exceeding 1% of total income for any of the years ended December 31, 2004, 2003 and 2002 are as follows:

(In thousands)                                 2004          2003          2002
                                              ------         -----         -----

Stationery and supplies                       $1,523         1,498         1,445
Telephone                                      1,345         1,229           932
Professional fees                                989           650           662

Note 17. Condensed Parent Company Information

      Condensed financial data for First Bancorp (parent company only) follows:


CONDENSED BALANCE SHEETS                                  As of December 31,
                                                       ----------------------
(In thousands)                                           2004          2003
                                                       --------      --------
Assets
Cash on deposit with bank subsidiary                   $  5,935        20,794
Investment in wholly-owned subsidiaries, at equity      184,316       162,224
Land                                                          7             7
Other assets                                              2,170         1,056
                                                       --------      --------
         Total assets                                  $192,428       184,081
                                                       ========       =======

Liabilities and shareholders' equity
Borrowings                                             $ 41,239        40,000
Other liabilities                                         2,711         2,225
                                                       --------      --------
     Total liabilities                                   43,950        42,225

Shareholders' equity                                    148,478       141,856
                                                       --------      --------

         Total liabilities and shareholders' equity    $192,428       184,081
                                                       ========      ========

CONDENSED STATEMENTS OF INCOME                                      Year Ended December 31,
                                                             --------------------------------------
(In thousands)                                                 2004           2003           2002
                                                             --------       --------       --------
Dividends from wholly-owned subsidiaries                     $     --          3,400          8,650
Undistributed earnings of wholly-owned subsidiaries            22,332         17,453          9,207
Interest expense                                               (2,086)        (1,110)          (205)
All other income and expenses, net                               (132)          (326)          (422)
                                                             --------       --------       --------
          Net income                                         $ 20,114         19,417         17,230
                                                             ========       ========       ========


CONDENSED STATEMENTS OF CASH FLOWS                                   Year Ended December 31,
                                                             --------------------------------------
(In thousands)                                                 2004           2003           2002
                                                             --------       --------       --------
Operating Activities:
     Net income                                              $ 20,114         19,417         17,230
    Dividends received in excess of earnings (equity in
      undistributed earnings) of subsidiaries                 (22,332)       (17,453)        (9,207)
      Tax benefit realized from
          exercise of nonqualified stock options                   --             --            382
     Amortization of securities and intangible assets              --             60             --
     Decrease (increase) in other assets                          122           (667)          (595)
     Increase (decrease) in other liabilities                     356             90           (157)
                                                             --------       --------       --------
          Total - operating activities                         (1,740)         1,447          7,653
                                                             --------       --------       --------
Investing Activities:
     Net cash paid in acquisitions                                 --         (9,050)            --
                                                             --------       --------       --------
          Total - investing activities                             --         (9,050)            --
                                                             --------       --------       --------
Financing Activities:
      Proceeds from borrowings                                     --         20,000         20,000
      Payment of cash dividends                                (9,138)        (8,670)        (8,136)
      Proceeds from issuance of common stock                    2,547          2,444          2,207
      Purchases and retirement of common stock                 (6,528)        (5,195)        (4,410)
                                                             --------       --------       --------
          Total - financing activities                        (13,119)         8,579          9,661
                                                             --------       --------       --------
Net increase (decrease) in cash and cash equivalents          (14,859)           976         17,314
Cash and cash equivalents, beginning of year                   20,794         19,818          2,504
                                                             --------       --------       --------
Cash and cash equivalents, end of year                       $  5,935         20,794         19,818
                                                             ========       ========       ========

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

The Board of Directors and Shareholders
First Bancorp:

      We have  audited the  accompanying  consolidated  balance  sheets of First
Bancorp and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

                                                                    /s/ KPMG LLP

Charlotte, North Carolina
March 6, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      During the two years ended December 31, 2004, and any subsequent interim periods, there were no changes in accountants and/or disagreements on any matters of accounting principles or practices or financial statement disclosures.

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

      As permitted by the Securities and Exchange Commission Release No. 50754, the registrant has not filed in this report the following two reports - 1) Management's Annual Report on Internal Control Over Financial Reporting as required by Item 308(a) of Regulation S-K, and 2) the related Attestation Report of the Registered Public Accounting Firm as required by Item 308(b) of Regulation S-K. The Company expects to file these reports by May 2, 2005, as permitted by the aforementioned release.

Item 9B. Other Information

      On January 18, 2005, Frederick H. Taylor notified the Company that he would not stand for re-election to the Board of Directors at the next annual meeting of shareholders. Additionally, Jesse S. Capel confirmed his retirement from the Board of Directors, in accordance with Company policy, effective with the 2005 annual meeting of shareholders.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Incorporated herein by reference is the information under the captions "Directors, Nominees and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance" from the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

Item 11. Executive Compensation

      Incorporated herein by reference is the information under the captions "Compensation of Executive Officers" and "Board Committees, Attendance, and Compensation" from the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Incorporated herein by reference is the information under the captions "Principal Holders of First Bancorp Voting Securities" and "Directors, Nominees and Executive Officers" from the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

Additional Information Regarding the Registrant's Equity Compensation Plans

      At December 31, 2004, the Company had six equity compensation plans. Each of these plans is a stock option plan. Four of the six plans were assumed in corporate acquisitions. The Company's 2004 Stock Option Plan is the only one of the six plans for which new grants of stock options are possible.

      The following table presents information as of December 31, 2004 regarding shares of the Company's stock that may be issued pursuant to the Company's stock options plans. The table does not include information with respect to shares subject to outstanding options granted under stock incentive plans assumed by the Company in connection with mergers and acquisitions of companies that originally granted those options. Footnote (2) to the table indicates the total number of shares of common stock issuable upon the exercise of options under the assumed plans as of December 31, 2004, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans. The Company has no warrants or stock appreciation rights outstanding.

                                                             As of December 31, 2004
                                --------------------------------------------------------------------------------------
                                          (a)                       (b)                          (c)
                                                                                    Number of securities available for
                                Number of securities to      Weighted-average          future issuance under equity
                                be issued upon exercise      exercise price of        compensation plans (excluding
    Plan category               of outstanding options      outstanding options    securities reflected in column (a))
----------------------          -----------------------    --------------------    -----------------------------------
Equity compensation
  plans approved by
  security holders (1)                    682,686                  $   15.68                  1,253,090(1)
Equity compensation
  plans not approved
  by security holders                          --                         --                         --
                                          -------                  ---------                  ---------
Total                                     682,686                  $   15.68                  1,253,090(1)
                                          =======                  =========                  =========

(1) Consists of (A) the Company's 2004 Stock Option Plan, which is currently in effect and (B) the Company's 1994 Option Plan, each of which was approved by shareholders.

(2) The table does not include information for stock incentive plans that the Company assumed in connection with mergers and acquisitions of the companies that originally established those plans. As of December 31,

2004, a total of 96,040 shares of common stock were issuable upon exercise under those assumed plans. The weighted average exercise price of those outstanding options is $10.26 per share. No additional options may be granted under those assumed plans.

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

10.b First Bancorp Annual Incentive Plan was filed as Exhibit 10(a) to the Form 8-K filed on January 26, 2005 and is incorporated herein by reference. (*)

10.c Indemnification Agreement between the Company and its Directors and Officers was filed as Exhibit 10(t) to the Registrant's Registration Statement Number 33-12692, and is incorporated herein by reference.

10.d First Bancorp Senior Management Supplemental Executive Retirement Plan was filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference. (*)

10.e First Bancorp 1994 Stock Option Plan was filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference. (*)

10.f        First  Bancorp  2004 Stock Option Plan was filed as Exhibit B to the
            Registrant's   Form  Def  14A  filed  on  March  30,   2004  and  is
            incorporated herein by reference. (*)

10.g Employment Agreement between the Company and James H. Garner dated August 17, 1998 was filed as Exhibit 10(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference (Commission File Number 000-15572). (*)

10.h Employment Agreement between the Company and Anna G. Hollers dated August 17, 1998 was filed as Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference (Commission File Number 000-15572). (*)

10.i Employment Agreement between the Company and Teresa C. Nixon dated August 17, 1998 was filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference (Commission File Number 000-15572). (*)

10.j Employment Agreement between the Company and Eric P. Credle dated August 17, 1998 was filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is incorporated herein by reference (Commission File Number 333-71431). (*)

10.k Employment Agreement between the Company and John F. Burns dated September 14, 2000 was filed as Exhibit 10.w to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and is incorporated herein by reference. (*)

10.l        Employment  Agreement  between the Company and James G. Hudson,  Jr.
            dated May 17, 2001 was filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference. (*)

10.m Employment Agreement between the Company and R. Walton Brown dated January 15, 2003, was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and is incorporated herein by reference. (*)

10.n        Amendment  to the  employment  agreement  between the Company and R.
            Walton Brown dated March 8, 2005. (*)

10.o        Copy of First  Bancorp  Long Term Care  Insurance  Plan was filed as
            Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and is incorporated by reference. (*)

10.p        Description of  Director  Compensation pursuant  to Item 601 (b)(10)
            (iii)(A) of Regulation S-K

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

31.b Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to

            Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.a Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Exhibits - see (a)(3) above

(c)         No financial statement schedules are filed herewith.

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Troy, and State of North Carolina, on the 8th day of March 2005.

                                  First Bancorp


                             By: /s/ James H. Garner
                                --------------------
                                 James H. Garner
                President, Chief Executive Officer and Treasurer

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

                               Executive Officers
                               ------------------


                               /s/ James H. Garner
                               -------------------
                                 James H. Garner
                President, Chief Executive Officer and Treasurer


/s/ Anna G. Hollers                             /s/ Eric P. Credle
-------------------                             ------------------
Anna G. Hollers                                 Eric P. Credle
Executive Vice President                        Senior Vice President
Secretary                                       Chief Financial Officer
March 8, 2005                                   (Principal Accounting Officer)
                                                March 8, 2005

                              Board of Directors
                              ------------------

/s/ David L. Burns                                 /s/ William E. Samuels
------------------                                 ----------------------
David L. Burns                                     William E. Samuels
Chairman of the Board                              Vice-Chairman of the Board
Director                                           Director
March 8, 2005                                      March 8, 2005

/s/ Jack D. Briggs                                 /s/ George R. Perkins, Jr.
------------------                                 --------------------------
Jack D. Briggs                                     George R. Perkins, Jr.
Director                                           Director
March 8, 2005                                      March 8, 2005

/s/ R. Walton Brown                                /s/ Thomas F. Phillips
-------------------                                ----------------------
R. Walton Brown                                    Thomas F. Phillips
Director                                           Director
March 8, 2005                                      March 8, 2005

/s/ H. David Bruton                                /s/ Edward T. Taws, Jr.
-------------------                                -----------------------
H. David Bruton                                    Edward T. Taws, Jr.
Director                                           Director
March 8, 2005                                      March 8, 2005

/s/ John F. Burns                                  /s/ Frederick H. Taylor
-----------------                                  -----------------------
John F. Burns                                      Frederick H. Taylor
Director                                           Director
March 8, 2005                                      March 8, 2005

/s/ Jesse S. Capel                                  /s/ Virginia C. Thomasson
------------------                                  -------------------------
Jesse S. Capel                                      Virginia C. Thomasson
Director                                            Director
March 8, 2005                                       March 8, 2005

/s/ Goldie H. Wallace-Gainey                        /s/ A. Jordan Washburn
----------------------------                        ----------------------
Goldie H. Wallace-Gainey                            A. Jordan Washburn
Director                                            Director
March 8, 2005                                       March 8, 2005

/s/ James H. Garner                                 /s/ Dennis A. Wicker
 ------------------                                 --------------------
James H. Garner                                     Dennis A. Wicker
Director                                            Director
March 8, 2005                                       March 8, 2005

/s/ James G. Hudson, Jr.                            /s/ John C. Willis
------------------------                            ------------------
James G. Hudson, Jr.                                John C. Willis
Director                                            Director
March 8, 2005                                       March 8, 2005