Form 10-K/A
period 2004-12-31
FIRST BANCORP /NC/
filed 2005-04-29
CIK 811589

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).   [ X ] YES [ ] NO

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

     The number of shares of the registrant's Common Stock outstanding on March 31, 2005 was 14,138,379.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.
================================================================================

Explanatory Note

     First Bancorp (the "Company") is hereby amending its previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2004. This Amendment No.1 is being filed solely to include, under Item 9A, the Company's management's report on internal control over financial reporting and the related attestation report of the Company's independent registered public accounting firm. These reports were omitted from the Company's original Form 10-K filing for the fiscal year ended December 31, 2004 (the "Original Report") as permitted by the Order under Section 36 of the Securities Exchange Act of 1934, Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 issued by the SEC on November 30, 2004. Conforming changes have also been made to Item 9A and Exhibits 31.a and 31.b included in the Original Report. Exhibits
23.1 and 32.a and 32.b are being currently dated but are otherwise unchanged from those filed in the Original Report. No other changes to the Original Report have been made. This Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update disclosures therein in any way other than as described above.

Item 9A. Controls and Procedures

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic reports with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, no change in the Company's internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

        Management's Report On Internal Control Over Financial Reporting

     Management of First Bancorp and subsidiaries (the "Company") is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

     Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2004.

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

     Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include, as necessary, best estimates and judgments by management.

     KPMG LLP, an independent, registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended
December 31, 2004, and the Company's assertion as to the effectiveness of internal control over financial reporting as of December 31, 2004, as stated in their reports, which are included herein.


/s/ James H. Garner                                   /s/ Eric P. Credle
James H. Garner                                       Eric P. Credle
President and                                         Senior Vice President and
Chief Executive Officer                               Chief Financial Officer

April 25, 2005


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


The Board of Directors and Stockholders
First Bancorp:

     We have audited management's assessment, included in the accompanying First Bancorp and subsidiaries: Management's Report on Internal Control over Financial Reporting, that First Bancorp maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Bancorp's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that First Bancorp maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, First Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Bancorp and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 6, 2005, expressed an unqualified opinion on those consolidated financial statements.


                                                               /s/ KPMG LLP


Charlotte, North Carolina
April 25, 2005

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

10.d First Bancorp Senior Management Supplemental Executive Retirement Plan was filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference. (*)

10.e First Bancorp 1994 Stock Option Plan was filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference. (*)

10.f First Bancorp 2004 Stock Option Plan was filed as Exhibit B to the Registrant's Form Def 14A filed on March 30, 2004 and is incorporated herein by reference. (*)

10.g Employment Agreement between the Company and James H. Garner dated August 17, 1998 was filed as Exhibit 10(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference (Commission File Number 000-15572). (*)

10.h Employment Agreement between the Company and Anna G. Hollers dated August 17, 1998 was filed as Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference (Commission File Number 000-15572). (*)

10.i Employment Agreement between the Company and Teresa C. Nixon dated August 17, 1998 was filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference (Commission File Number 000-15572). (*)

10.j Employment Agreement between the Company and Eric P. Credle dated August 17, 1998 was filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is incorporated herein by reference (Commission File Number 333-71431). (*)

10.k Employment Agreement between the Company and John F. Burns dated September 14, 2000 was filed as Exhibit 10.w to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and is incorporated herein by reference. (*)

10.l Employment Agreement between the Company and James G. Hudson, Jr. dated May 17, 2001 was filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference. (*)

10.m Employment Agreement between the Company and R. Walton Brown dated January 15, 2003, was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and is incorporated herein by reference. (*)

10.n Amendment to the employment agreement between the Company and R. Walton Brown dated March 8, 2005 was filed as Exhibit 10.n to the Company's original Annual Report on Form 10-K for the year ended December 31, 2004 that was filed on March 15, 2005, and is incorporated herein by reference. (*)

10.o Copy of First Bancorp Long Term Care Insurance Plan was filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and is incorporated by reference. (*)

10.p Description of Director Compensation pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. was filed as Exhibit 10.p to the Company's original Annual Report on Form 10-K for the year ended December 31, 2004 that was filed on March 15, 2005, and is incorporated herein by reference.

21 List of Subsidiaries of Registrant was filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.

23.a   Consent of Independent Registered Public Accounting Firm

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

32.a Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Troy, and State of North Carolina, on the 28th day of April, 2005.

                                  First Bancorp

                             By: /s/ James H. Garner
                                 -------------------
                                     James H. Garner
                President, Chief Executive Officer and Treasurer