Form 10-K/A
period 2004-12-31
FIRST BANCORP /NC/
filed 2005-05-04
CIK 811589

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                   FORM 10-K/A

                          Amendment No. 2 to Form 10-K

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X] YES [ ] NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [X] YES [ ] NO

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

Explanatory Note

     First Bancorp (the "Company") is hereby amending its previously filed Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004. This Amendment No. 2 is being filed solely to correct a minor unintentional omission in paragraph 4 of Exhibits 31.a and 31.b. Other than dates, no other changes have been made. This Amendment No. 2 does not reflect events occurring after the filing of the original Report on Form 10-K or Amendment No. 1 and does not modify or update disclosures therein in any way other than as described above.

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

3.a Copy of Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference

3.b       Copy of the  Amended and  Restated  Bylaws of the Company was filed as
          Exhibit 3.b to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.

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

32.a Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Troy, and State of North Carolina, on the 4th day of May, 2005.

                                  First Bancorp

                             By: /s/ James H. Garner
                                 -------------------
                                     James H. Garner
                President, Chief Executive Officer and Treasurer