Form 10-Q
period 2005-03-31
FIRST BANCORP /NC/
filed 2005-05-10
CIK 811589

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 2005

                             -----------------------

                         Commission File Number 0-15572

                                  FIRST BANCORP
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             North Carolina                                         56-1421916
----------------------------------------                 --------------------------------
    (State or Other Jurisdiction of                             (I.R.S. Employer
     Incorporation or Organization)                           Identification Number)

  341 North Main Street, Troy, North Carolina                      27371-0508
------------------------------------------------         --------------------------------
    (Address of Principal Executive Offices)                        (Zip Code)

 (Registrant's telephone number, including area code)             (910) 576-6171
                                                         --------------------------------

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

                                 [X] YES [ ] NO

      As of April 30, 2005, 14,158,951 shares of the registrant's Common Stock, no par value, were outstanding. The registrant had no other classes of securities outstanding.

================================================================================

                                      INDEX
                         FIRST BANCORP AND SUBSIDIARIES

                                                                                                Page
Part I.  Financial Information

Item 1 - Financial Statements

   Consolidated Balance Sheets -
   March 31, 2005 and 2004
   (With Comparative Amounts at December 31, 2004)                                                  3

   Consolidated Statements of Income -
   For the Periods Ended March 31, 2005 and 2004                                                    4

   Consolidated Statements of Comprehensive Income -
   For the Periods Ended March 31, 2005 and 2004                                                    5

   Consolidated Statements of Shareholders' Equity -
   For the Periods Ended March 31, 2005 and 2004                                                    6

   Consolidated Statements of Cash Flows -
   For the Periods Ended March 31, 2005 and 2004                                                    7

Notes to Consolidated Financial Statements                                                          8

 Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition                                         13

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk                               27

 Item 4 - Controls and Procedures                                                                  28

Part II.  Other Information

 Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                              29

 Item 6 - Exhibits                                                                                 29

 Signatures                                                                                        31

Part I.  Financial Information
Item 1 - Financial Statements

                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets

                                                           March 31,        December 31,       March 31,
($ in thousands-unaudited)                                    2005         2004 (audited)        2004
---------------------------------------------------------------------------------------------------------
ASSETS
Cash & due from banks, noninterest-bearing                $    32,409            28,486            28,939
Due from banks, interest-bearing                               25,938            45,135            12,555
Federal funds sold                                             23,252            15,780            11,778
                                                          -----------       -----------       -----------
     Total cash and cash equivalents                           81,599            89,401            53,272
                                                          -----------       -----------       -----------
Securities available for sale (costs of $114,703,
     $87,368, and $96,216)                                    114,575            88,554            98,796

Securities held to maturity (fair values of $13,670,
      $14,451, and $14,854)                                    13,376            14,025            14,119

Presold mortgages in process of settlement                      2,400             1,771             1,929

Loans                                                       1,395,324         1,367,053         1,251,923
   Less: Allowance for loan losses                            (15,066)          (14,717)          (13,917)
                                                          -----------       -----------       -----------
   Net loans                                                1,380,258         1,352,336         1,238,006
                                                          -----------       -----------       -----------
Premises and equipment                                         30,133            30,318            25,273
Accrued interest receivable                                     7,096             6,832             5,729
Intangible assets                                              49,445            49,330            50,621
Other                                                           8,278             6,346             6,673
                                                          -----------       -----------       -----------
        Total assets                                      $ 1,687,160         1,638,913         1,494,418
                                                          ===========       ===========       ===========

LIABILITIES
Deposits: Demand - noninterest-bearing                    $   175,698           165,778           158,961
          Savings, NOW, and money market                      477,838           472,811           471,705
          Time deposits of $100,000 or more                   361,567           334,756           253,738
          Other time deposits                                 433,589           415,423           405,868
                                                          -----------       -----------       -----------
               Total deposits                               1,448,692         1,388,768         1,290,272
Borrowings                                                     76,239            92,239            51,000
Accrued interest payable                                        3,030             2,677             2,229
Other liabilities                                               8,420             6,751             6,988
                                                          -----------       -----------       -----------
     Total liabilities                                      1,536,381         1,490,435         1,350,489
                                                          -----------       -----------       -----------
SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Issued and outstanding: 14,138,379,                       52,459            51,614            54,581
         14,083,856, and 14,187,200 shares
Retained earnings                                              98,660            96,347            87,952
Accumulated other comprehensive income (loss)                    (340)              517             1,396
                                                          -----------       -----------       -----------
     Total shareholders' equity                               150,779           148,478           143,929
                                                          -----------       -----------       -----------
          Total liabilities and shareholders' equity      $ 1,687,160         1,638,913         1,494,418
                                                          ===========       ===========       ===========

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income

                                                                      Three Months Ended
                                                                           March 31,
                                                                -----------------------------
($ in thousands, except share data-unaudited)                       2005              2004
---------------------------------------------------------------------------------------------

INTEREST INCOME
Interest and fees on loans                                      $     21,359           18,003
Interest on investment securities:
     Taxable interest income                                           1,155            1,155
     Tax-exempt interest income                                          129              140
Other, principally overnight investments                                 272               86
                                                                ------------       ----------
     Total interest income                                            22,915           19,384
                                                                ------------       ----------

INTEREST EXPENSE
Savings, NOW and money market                                            881              563
Time deposits of $100,000 or more                                      2,345            1,365
Other time deposits                                                    2,474            2,025
Borrowings                                                               930              658
                                                                ------------       ----------
     Total interest expense                                            6,630            4,611
                                                                ------------       ----------

Net interest income                                                   16,285           14,773
Provision for loan losses                                                580              570
                                                                ------------       ----------
Net interest income after provision
   for loan losses                                                    15,705           14,203
                                                                ------------       ----------
NONINTEREST INCOME
Service charges on deposit accounts                                    2,008            2,209
Other service charges, commissions and fees                            1,054              896
Fees from presold mortgages                                              238              188
Commissions from sales of insurance and financial products               295              312
Data processing fees                                                     147               96
Securities gains                                                          --               92
Other gains                                                              (32)              --
                                                                ------------       ----------
     Total noninterest income                                          3,710            3,793
                                                                ------------       ----------
NONINTEREST EXPENSES
Salaries                                                               5,372            4,923
Employee benefits                                                      1,514            1,320
                                                                ------------       ----------
   Total personnel expense                                             6,886            6,243
Net occupancy expense                                                    739              702
Equipment related expenses                                               695              754
Intangibles amortization                                                  73               95
Other operating expenses                                               3,322            2,919
                                                                ------------       ----------
     Total noninterest expenses                                       11,715           10,713
                                                                ------------       ----------

Income before income taxes                                             7,700            7,283
Income taxes                                                           2,984            2,563
                                                                ------------       ----------
NET INCOME                                                      $      4,716            4,720
                                                                ============       ==========

Earnings per share:
     Basic                                                      $       0.33             0.33
     Diluted                                                            0.33             0.33

Weighted average common shares outstanding:
     Basic                                                        14,105,577       14,201,057
     Diluted                                                      14,363,606       14,474,909

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income

                                                         Three Months Ended
                                                              March 31,
                                                        -------------------
($ in thousands-unaudited)                               2005         2004
----------------------------------------------------------------------------
Net income                                              $ 4,716        4,720
                                                        -------       ------
Other comprehensive income (loss):
   Unrealized gains (losses) on securities
     available for sale:
     Unrealized holding gains (losses) arising
        during the period, pretax                        (1,314)         804
           Tax (expense) benefit                            512         (314)
     Reclassification to realized gains                      --          (92)
           Tax expense                                       --           36
   Adjustment to minimum pension liability:
     Additional pension charge related to unfunded
       pension liability                                    (90)          --
     Tax benefit                                             35           --
                                                        -------       ------
Other comprehensive income (loss)                          (857)         434
                                                        -------       ------

Comprehensive income                                    $ 3,859        5,154
                                                        =======       ======

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Shareholders' Equity

                                                                                         Accumulated
                                                     Common Stock                            Other          Share-
                                                ------------------------     Retained    Comprehensive      holders'
(In thousands, except per share - unaudited)     Shares         Amount       Earnings    Income (Loss)       Equity
---------------------------------------------------------------------------------------------------------------------
Balances, January 1, 2004                           14,153     $  55,392        85,502              962       141,856

Net income                                                                       4,720                          4,720
Cash dividends declared ($0.16
   per share)                                                                   (2,270)                        (2,270)
Common stock issued under
   stock option plan                                    93           498                                          498
Common stock issued into
   dividend reinvestment plan                           16           358                                          358
Purchases and retirement of common
   stock                                               (75)       (1,667)                                      (1,667)
Other comprehensive income                                                                          434           434
                                                 ---------     ---------     ---------    -------------     ---------
Balances, March 31, 2004                            14,187     $  54,581        87,952            1,396       143,929
                                                 =========     =========     =========    =============     =========

Balances, January 1, 2005                           14,084     $  51,614        96,347              517       148,478

Net income                                                                       4,716                          4,716
Cash dividends declared ($0.17 per share)                                       (2,403)                        (2,403)
Common stock issued under
   stock option plan                                    38           452                                          452
Common stock issued into
   dividend reinvestment plan                           16           393                                          393
Other comprehensive loss                                                                           (857)         (857)
                                                 ---------     ---------     ---------    -------------     ---------
Balances, March 31, 2005                            14,138     $  52,459        98,660             (340)      150,779
                                                 =========     =========     =========    =============     =========

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                               Three Months Ended
                                                                                    March 31,
                                                                              --------------------
($ in thousands-unaudited)                                                      2005        2004
--------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                    $  4,716       4,720
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                     580         570
     Net security premium amortization                                               6          63
     Gain on sale of securities available for sale                                  --         (92)
     Other losses                                                                   32          --
     Decrease in loan fees and costs deferred                                     (131)       (148)
     Depreciation of premises and equipment                                        668         620
     Amortization of intangible assets                                              73          95
     Deferred income tax benefit                                                  (196)        (67)
     Increase in presold mortgages in process of settlement                       (629)       (622)
     Decrease (increase) in accrued interest receivable                           (264)        358
     Decrease in other assets                                                     (146)       (195)
     Increase in accrued interest payable                                          353          91
     Increase in other liabilities                                               1,382         572
                                                                              --------    --------
          Net cash provided by operating activities                              6,444       5,965
                                                                              --------    --------

Cash Flows From Investing Activities
     Purchases of securities available for sale                                (37,624)     (3,618)
     Purchases of securities held to maturity                                       --        (125)
     Proceeds from maturities/issuer calls of securities available for sale     10,283       5,922
     Proceeds from maturities/issuer calls of securities held to maturity          632         205
     Proceeds from sales of securities available for sale                           --       3,102
     Net increase in loans                                                     (29,429)    (33,389)
     Purchases of premises and equipment                                          (483)       (537)
                                                                              --------    --------
          Net cash used by investing activities                                (56,621)    (28,440)
                                                                              --------    --------

Cash Flows From Financing Activities
     Net increase in deposits                                                   59,924      40,908
     Repayments of borrowings, net                                             (16,000)    (25,000)
     Cash dividends paid                                                        (2,394)     (2,264)
     Proceeds from issuance of common stock                                        845         856
     Purchases and retirement of common stock                                       --      (1,667)
                                                                              --------    --------
          Net cash provided by financing activities                             42,375      12,833
                                                                              --------    --------

Decrease In Cash And Cash Equivalents                                           (7,802)     (9,642)
Cash And Cash Equivalents, Beginning Of Period                                  89,401      62,914
                                                                              --------    --------

Cash And Cash Equivalents, End Of Period                                      $ 81,599      53,272
                                                                              ========    ========

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the period for:
     Interest                                                                 $  6,277       4,520
     Income taxes                                                                    1         535
Non-cash transactions:
     Unrealized gain (loss) on securities available for sale, net of taxes        (802)        434
     Foreclosed loans transferred to other real estate                           1,058         287

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                   Notes To Consolidated Financial Statements

(unaudited)      For the Periods Ended March 31, 2005 and 2004
--------------------------------------------------------------------------------

Note 1 - Basis of Presentation

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2005 and 2004 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 2005 and 2004. Reference is made to the 2004 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Accounting Policies

      Note 1 to the 2004 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements. The following paragraph updates that information as necessary.

      In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 (SOP 03-3), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser's initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. The scope of SOP 03-3 includes loans that have shown evidence of deterioration of credit quality since origination, and includes loans acquired individually, in pools or as part of a business combination. Among other things, SOP 03-3: (1) prohibits the recognition of the excess of contractual cash flows over expected cash flows as an adjustment of yield, loss accrual or valuation allowance at the time of purchase; (2) requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires that subsequent decreases in expected cash flows be recognized as impairment. In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within the scope that are acquired in a transfer. Under SOP 03-3, the difference between expected cash flows and the purchase price is accreted as an adjustment to yield over the life of the loans. For loans acquired in a business combination that have shown deterioration of credit quality since origination, SOP 03-3 represents a significant change from the previous purchase accounting practice whereby the acquiree's allowance for loan losses is typically added to the acquirer's allowance for loan losses. SOP 03-3 became effective for loans or debt securities acquired by the Company beginning on January 1, 2005. The adoption of this statement in the first quarter of 2005 did not have an impact on the Company's financial statements; however it will change, on a prospective basis, the way that the Company accounts for loans and debt securities that it acquires in the future.

Note 3 - Reclassifications

      Certain amounts reported in the period ended March 31, 2004 have been reclassified to conform with the presentation for March 31, 2005. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 - Stock Option Plans

      At March 31, 2005, the Company has six stock-based employee compensation plans, four of which were assumed in acquisitions. The Company accounts for each plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                               Three Months Ended March 31,
                                                               ----------------------------
        (In thousands except per share data)                     2005                2004
                                                               --------            --------
        Net income, as reported                                $  4,716               4,720
        Deduct:  Total stock-based employee compensation
           expense determined under fair value based method
           for all awards, net of related tax effects               (52)                (52)
                                                               --------            --------
        Pro forma net income                                   $  4,664               4,668
                                                               ========            ========

        Earnings per share:  Basic - As reported               $   0.33                0.33
                             Basic - Pro forma                     0.33                0.33

                             Diluted - As reported                 0.33                0.33
                             Diluted - Pro forma                   0.32                0.32

Note 5 - Earnings Per Share

      Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share includes the potentially dilutive effects of the Company's stock option plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                      For the Three Months Ended March 31,
                                 --------------------------------------------------------------------------------
                                                  2005                                     2004
                                 --------------------------------------    --------------------------------------
                                   Income        Shares                      Income        Shares
($ in thousands except per        (Numer-       (Denom-      Per Share      (Numer-       (Denom-      Per Share
    share amounts)                 ator)        inator)        Amount        ator)        inator)        Amount
------------------------------   ----------    ----------    ----------    ----------    ----------    ----------
Basic EPS
  Net income                     $    4,716    14,105,577    $     0.33    $    4,720    14,201,057    $     0.33
                                                             ==========                                ==========

Effect of Dilutive Securities            --       258,029                          --       273,852
                                 ----------    ----------                  ----------    ----------

Diluted EPS                      $    4,716    14,363,606    $     0.33    $    4,720    14,474,909    $     0.33
                                 ==========    ==========    ==========    ==========    ==========    ==========

      For each of the three months ended March 31, 2005 and 2004, there were no options that were antidilutive since the exercise price of all options outstanding exceeded the average market price for the period.

Note 6 - Asset Quality Information

      Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. Nonperforming assets are summarized as follows:

                                                   March 31,       December 31,        March 31,
($ in thousands)                                      2005              2004              2004
-------------------------------------------------------------------------------------------------
Nonperforming loans:
   Nonaccrual loans                              $       4,249             3,707             3,383
   Restructured loans                                       15                17                20
   Accruing loans > 90 days past due                        --                --                --
                                                 -------------     -------------     -------------
Total nonperforming loans                                4,264             3,724             3,403
Other real estate                                        2,401             1,470             1,585
                                                 -------------     -------------     -------------

Total nonperforming assets                       $       6,665             5,194             4,988
                                                 =============     =============     =============

Nonperforming loans to total loans                        0.31%             0.27%             0.27%
Nonperforming assets as a percentage of loans
   and other real estate                                  0.48%             0.38%             0.40%
Nonperforming assets to total assets                      0.40%             0.32%             0.33%
Allowance for loan losses to total loans                  1.08%             1.08%             1.11%

Note 7 - Deferred Loan Fees

     Loans are shown on the Consolidated Balance Sheets net of net deferred loan fees of approximately $82,000, $213,000, and $455,000 at March 31, 2005,
December 31, 2004, and March 31, 2004, respectively.

Note 8 - Goodwill and Other Intangible Assets

     The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of March 31, 2005, December 31, 2004, and March 31, 2004 and the carrying amount of unamortized intangible assets as of those same dates.

                                    March 31, 2005                  December 31, 2004               March 31, 2004
                             ----------------------------    ----------------------------   -----------------------------
                             Gross Carrying   Accumulated    Gross Carrying   Accumulated   Gross Carrying    Accumulated
($ in thousands)                 Amount      Amortization        Amount      Amortization        Amount      Amortization
--------------------------   --------------  ------------    --------------  ------------   --------------   ------------
Amortizable intangible
  assets:
 Customer lists                 $    394              93             394              85             394              62
 Noncompete agreements                50              50              50              50              50              34
 Core deposit premiums             2,441             816           2,441             751           2,441             507
                                --------        --------        --------        --------        --------        --------
    Total                       $  2,885             959           2,885             886           2,885             603
                                ========        ========        ========        ========        ========        ========
Unamortizable intangible
  assets:
 Goodwill                       $ 47,247                          47,247                          48,246
                                ========                        ========                        ========
 Pension                        $    272                              84                              93
                                ========                        ========                        ========

      Amortization expense totaled $73,000 and $95,000 for the three months ended March 31, 2005 and 2004, respectively.

      The following table presents the estimated amortization expense for each of the five calendar years ending December 31, 2009 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

                                                  Estimated Amortization
                (Dollars in thousands)                   Expense
                ----------------------            ----------------------
                        2005                            $      290
                        2006                                   242
                        2007                                   220
                        2008                                   219
                        2009                                   218
                     Thereafter                                810
                                                        ----------
                            Total                       $    1,999
                                                        ==========

Note 9 - Pension Plans

      The Company sponsors two defined benefit pension plans - a qualified retirement plan (the "Pension Plan") which is generally available to all employees, and a Supplemental Executive Retirement Plan (the "SERP Plan"), which is for the benefit of certain senior management executives of the Company.

      The Company recorded pension expense totaling $447,000 and $365,000 for the three months ended March 31, 2005 and 2004, respectively, related to the Pension Plan and the SERP Plan. The following table contains the components of the pension expense.

                                                                      For the Three Months Ended March 31,
                                               --------------------------------------------------------------------------------
                                                    2005            2004         2005          2004      2005 Total   2004 Total
              (in thousands)                   Pension Plan     Pension Plan   SERP Plan    SERP Plan    Both Plans   Both Plans
                                               ------------     ------------  -----------  -----------   ----------   ----------
Service cost - benefits earned during the       $      284           245            62           39           346          284
period
Interest cost on projected benefit obligation          192           173            38           28           230          201
Expected return on plan assets                        (237)         (200)            -            -          (237)        (200)
Net amortization and deferral                           86            67            22           13           108           80
                                                ----------        ------        ------       ------       -------       ------
   Net periodic pension cost                    $      325           285           122           80           447          365
                                                ==========        ======        ======       ======       =======       ======

      The Company's contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes. The contributions are invested to provide for benefits under the Pension Plan. The Company estimates that its contribution to the Pension Plan will be $700,000 during 2005.

      The Company's funding policy with respect to the SERP Plan is to fund the related benefits through investments in life insurance policies, which are not considered plan assets for the purpose of determining the SERP Plan's funded status. The cash surrender values of the life insurance policies are included in the line item "other assets." The Company estimates that its payments to participants of the SERP Plan will be $121,000 in 2005.

Note 10 - Possible Contingency

      Based on consultations with the Company's tax advisors, the Company's organizational structure had historically been established in a way to minimize its tax liabilities. In December 2004, state taxing authorities announced that they would vigorously pursue taxpayers who have engaged in activities deemed to be "income-shifting," and the Company is aware that state taxing authorities have challenged a bank holding company with a similar operating structure as the Company that they deem to result in "income-shifting." While the Company believes its tax position is sound, in the first quarter of 2005, the Company decided to discontinue certain elements of its operating structure to avoid controversy with state taxing authorities. If the Company's position with regard to its operating structure were to be challenged by state taxing authorities for past years and resulted in an assessment, the Company estimates that its exposure could be $5.8 million (net of federal tax benefit), including interest and penalties. If such an assessment were to occur, the Company would vigorously contest the assessment based on the belief that it has fully complied with relevant tax laws. Accordingly, the Company has not accrued a liability for this possibility.

Note 11 - Stock Split

      The Company paid a 3-for-2 stock split on November 15, 2004. All previously reported share amounts have been adjusted to retroactively reflect the effect of the split.

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

     The section below entitled "Liquidity,  Commitments, and Contingencies" and
Note 10 to the consolidated financial statements above includes the disclosure of a tax uncertainty that the Company has concluded requires disclosure, but not loss accrual.

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

     For the Company, the primary identifiable intangible asset typically recorded in connection with a whole-bank or bank branch acquisition is the value of the core deposit intangible, whereas when the Company acquires an insurance agency, the primary identifiable intangible asset is the value of the acquired customer list. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition/runoff, alternative funding costs, deposit servicing costs, and discount rates. The Company typically engages a third party consultant to assist in each analysis. For the whole-bank and bank branch transactions recorded to date, the core deposit intangible in each case has been estimated to have a ten year life, with an accelerated rate of amortization. For insurance agency acquisitions, the identifiable intangible assets related to the customer lists were determined to have a life of ten to fifteen years, with amortization occurring on a straight-line basis.

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

Current Accounting Matters

      See Note 2 to the Consolidated Financial Statements above as it relates to accounting standards that have been recently adopted by the Company. The following accounting standards will be adopted by the Company subsequent to March 31, 2005 to the extent applicable.

      In November 2003, the FASB ratified a consensus reached by its Emerging Issues Task Force ("EITF") regarding quantitative and qualitative disclosures required by EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue No. 03-1 requires certain quantitative and qualitative disclosures as it relates to investments that have unrealized losses that have not been recognized as other-than-temporary impairments and is effective for fiscal years ending after December 15, 2003. The additional disclosures required for the Company were included in Note 3 to the Company's 2004 Form 10-K. In March 2004, the EITF released Consensus 03-1 (EITF 03-1). EITF 03-1 as released, codified the provisions of SEC Staff Accounting Bulletin No. 59 and required additional information about unrealized losses associated with debt and equity securities and also provided more detailed criteria that must be followed in evaluating whether to record losses on impaired debt and equity securities. The disclosure requirements were applicable for annual reporting periods ending after June 15, 2004 and were presented in Note 3 to the Company's 2004 Form 10-K. The impairment accounting requirements were to have been effective for periods beginning after June 15, 2004. However, in September 2004, the FASB indefinitely delayed the effective date of the requirement to record impairment losses caused by the effect of increases in interest rates or "sector spreads."

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (Statement 123(R)), "Share-Based Payment." Statement 123(R) replaces FASB Statement No. 123 (Statement 123), "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25 (Opinion 25), "Accounting for Stock Issued to Employees." Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, Statement 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Currently, the only share-based compensation arrangement utilized by the Company is stock options. Under the original provisions of Statement 123(R), it was to have become effective as of the first interim or annual reporting period that began after June 15, 2005. However in April 2005, the Securities and Exchange Commission effectively delayed the adoption of Statement 123(R) for the Company until January 1, 2006. Based on the provisions of Statement 123(R) and the options that the Company currently has outstanding, the Company's stock-based compensation expense related to options currently outstanding will be approximately $123,000 and $43,000 in 2006 and 2007, respectively. These expense amounts are lower than they otherwise would have been had the Company required five year vesting in connection with approximately 157,000 options what were granted to employees on April 1, 2004. Instead, no vesting periods were required for these options. The Compensation Committee of the Board of Directors of the Company granted the April 2004 options without any vesting requirements for two reasons - 1) the options were granted primarily as a reward for past performance and therefore had already been "earned" in the view of the Committee, and 2) to potentially minimize the impact that any change in accounting standards for stock options could have on future years' reported net income. The Company expects that future employee stock option grants will revert to having five year vesting periods. New stock option grants that vest after January 1, 2006 will increase the amount of stock-based compensation expense recorded by the Company. Except for grants to directors (see below), the Company cannot estimate the amount of future stock option grants at this time. In the past, stock option grants to employees have been irregular, generally falling into three categories - 1) to attract and retain new employees, 2) to recognize changes in responsibilities of existing employees, and 3) to periodically reward exemplary performance. As it relates to director stock option grants, the Company expects to continue to grant 2,250 stock options to each of the Company's directors on June 1 of each year until the 2014 expiration of the current stock option plan. In 2004, the amount of pro forma expense associated with the director grants was $126,000.

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

RESULTS OF OPERATIONS

Overview

      Net income for the three months ended March 31, 2005 was $4,716,000, a 0.1% decrease from the $4,720,000 recorded in the first quarter of 2004. The net income for each three month period amounted to $0.33 per diluted share. Share amounts for March 31, 2004 have been adjusted from their originally reported amounts to reflect the 3-for-2 stock split paid on November 15, 2004. As discussed below, the Company's 2005 results were negatively impacted by approximately $325,000 ($195,000 on an after-tax basis) in incremental expenses associated with complying with Section 404 of the Sarbanes-Oxley Act of 2002 and a higher effective tax rate, which negatively impacted net income by approximately $275,000.

      Increases in loans and deposits of approximately 12% over the past twelve months resulted in an increase in the Company's net interest income when comparing the first quarter of 2005 to the first quarter of 2004. Net interest income for the first quarter of 2005 amounted to $16.3 million, a 10.2% increase over the $14.8 million recorded in the first quarter of 2004.

      The positive impact on net interest income from the increases in loans and deposits more than offset a slightly lower net interest margin realized in 2005 compared to 2004. The Company's net interest margin (tax-equivalent net interest income divided by average earning assets) for the first quarter of 2005 was 4.33% compared to 4.37% for the first quarter of 2004. After reaching a recent low of 4.26% in the second quarter of 2004 largely as a result of declining interest rates, the Company's net interest margin has risen slightly in each of the past three quarters, mostly as a result of the rising interest rate environment during those same periods. The positive impact of the rising interest rate environment on the Company's net interest margin has been largely offset by the mix of the Company's deposit growth being more concentrated in the categories of time deposits and time deposits greater than $100,000, the Company's highest cost categories of deposits.

      The Company's provision for loan losses did not vary significantly in 2005 compared to 2004, amounting to $580,000 in the first quarter of 2005 versus $570,000 in the first quarter of 2004. The Company's ratio of annualized net charge-offs to average loans amounted to 7 basis points for each of those three month periods.

Although the Company's nonaccrual loans were 25.6% higher at March 31, 2005 ($4.2 million) compared to March 31, 2004 ($3.4 million), the Company's level of internally classified loans, which includes nonaccrual loans, decreased slightly over that same period. The Company's ratio of nonperforming assets to total assets of 0.40% at March 31, 2005 continues to compare favorably to a December 31, 2004 North Carolina state bank average of 0.51%.

      Noninterest income amounted to $3,710,000 for the first quarter of 2005, a 2.2% decrease from the first quarter of 2004. The decrease was primarily a result of a 9.1% decline in service charges on deposit accounts. Service charges on deposit accounts have decreased primarily as a result of the negative impact that higher short term interest rates have on the service charges that the Company earns from its commercial depositors - in the Company's commercial account service charge rate structure, commercial depositors are given "earnings credits" (negatively impacting service charges) on their average deposit balances that are tied to short term interest rates. Also, the Company had security and other losses of $32,000 in the first quarter of 2005 compared to securities gains of $92,000 in the first quarter of 2004, a negative change of $124,000.

      Noninterest expenses amounted to $11.7 million in the first quarter of 2005, a 9.4% increase over the $10.7 million in the first quarter of 2004. The increase in noninterest expenses is primarily attributable to costs related to the Company's overall growth, as well as annual salary increases. In addition, in the first quarter of 2005, the Company incurred approximately $325,000 ($195,000 on an after-tax basis) in incremental external audit and consultant expenses associated with complying with Section 404 of the Sarbanes-Oxley Act of 2002.

      The Company's effective tax rate was 38.8% in the first quarter of 2005 compared to 35.2% for the first quarter of 2004. The increase in the effective tax rate was a result of the Company changing certain elements of its operating structure in order to avoid potential controversy with state taxing authorities. The higher incremental tax rate negatively impacted the Company's net income by approximately $275,000. For additional information, see Note 10 to the consolidated financial statements above and the section below entitled "Liquidity, Commitments, and Contingencies."

      The Company's annualized return on average assets for the first quarter of 2005 was 1.16% compared to 1.28% for the first quarter of 2004. The Company's return on average equity for the first quarter of 2005 was 12.57% compared to 13.09% for the first quarter of 2004.

Components of Earnings

      Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended March 31, 2005 amounted to $16,285,000, an increase of $1,512,000, or 10.2% from the $14,773,000 recorded in the first quarter of 2004. Net interest income on a taxable equivalent basis for the three month period ended March 31, 2005 amounted to $16,398,000, an increase of $1,502,000, or 10.1% from the $14,896,000 recorded in the first quarter of 2004.

      There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and
2) the Company's net interest margin. For the three months ended March 31, 2005, growth in loans and deposits increased net interest income, the effects of which were partially offset by a decrease in the Company's net interest margin in the first quarter of 2005 compared to the first quarter of 2004.

                                                          For the Three Months Ended March 31,
                                     -------------------------------------------------------------------------------
                                                      2005                                    2004
                                     --------------------------------------    -------------------------------------
                                                                  Interest                                 Interest
                                      Average       Average        Earned       Average      Average        Earned
($ in thousands)                       Volume         Rate        or Paid        Volume        Rate        or Paid
                                     ----------    ----------    ----------    ----------   ----------    ----------
Assets
Loans (1)                            $1,383,216       6.26%      $   21,359    $1,236,076      5.86%      $   18,003
Taxable securities                      103,248       4.54%           1,155       100,100      4.64%           1,155
Non-taxable securities (2)               11,340       8.65%             242        12,915      8.19%             263
Short-term investments,
   principally federal funds             39,361       2.80%             272        23,018      1.50%              86
                                     ----------                  ----------    ----------                 ----------
Total interest-earning assets         1,537,165       6.08%          23,028     1,372,109      5.72%          19,507
                                                                 ----------                               ----------

Liabilities
Savings, NOW and money
   market deposits                   $  474,683       0.75%      $      881    $  463,120      0.49%      $      563
Time deposits >$100,000                 342,487       2.78%           2,345       246,120      2.23%           1,365
Other time deposits                     424,878       2.36%           2,474       402,040      2.03%           2,025
                                     ----------                  ----------    ----------                 ----------
   Total interest-bearing deposits    1,242,048       1.86%           5,700     1,111,280      1.43%           3,953
Borrowings                               76,683       4.92%             930        71,604      3.70%             658
                                     ----------                  ----------    ----------                 ----------
Total interest-bearing liabilities    1,318,731       2.04%           6,630     1,182,884      1.57%           4,611
                                                                 ----------                               ----------
Non-interest-bearing deposits           172,673                                   148,813
Net yield on interest-earning
 assets and net interest income                       4.33%      $   16,398                    4.37%      $   14,896
                                                                 ==========                               ==========
Interest rate spread                                  4.04%                                    4.15%
Average prime rate                                    5.44%                                    4.00%
--------------------------------------------------------------------------------------------------------------------

(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2) Includes tax-equivalent adjustments of $113,000 and $123,000 in 2005 and 2004, respectively, to reflect the tax benefit that the Company receives related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

      Average loans outstanding for the first quarter of 2005 were $1.383 billion, which was 11.9% higher than the average loans outstanding for the first quarter of 2004 ($1.236 billion). The mix of the Company's loan portfolio remained substantially the same at March 31, 2005 compared to December 31, 2004 with approximately 85% of the Company's loans being real estate loans, 10% being commercial, financial, and agricultural loans, and the remaining 5% being consumer installment loans.

      Average deposits outstanding for the first quarter of 2005 were $1.415 billion, which was 12.3% higher than the average amount of deposits outstanding in the first quarter of 2004 ($1.260 billion). Generally, the Company can reinvest funds from deposits at higher yields than the interest rate being paid on those deposits, and therefore increases in deposits typically result in higher amounts of net interest income for the Company.

      See additional discussion regarding the nature of the growth in loans and deposits in the section entitled "Financial Condition" below. The effect of the higher amounts of average loans and deposits was to increase net interest income in 2005.

      As shown in the table above, yields on interest earning assets and liabilities both generally increased in 2005 compared to 2004 as a result of the rising rate environment that began in the third quarter of 2004. From July 1, 2004 to March 31, 2005, the Federal Reserve raised interest rates seven times totaling 175 basis points. However, in comparing the first quarter of 2005 to the first quarter of 2004, the increase in the average yield of the Company's interest-bearing liabilities of 47 basis points exceeded the increase in yield on interest-earning assets of 36 basis points, thus resulting in a lower net interest margin. The Company's net interest margin (tax-equivalent net interest income divided by average earning assets) for the first quarter of 2005 was 4.33% compared to 4.37% for the first quarter of 2004. After reaching a recent low of 4.26% in the second quarter of 2004 largely as a result of declining interest rates in effect until the third quarter of 2004, the Company's net interest margin has risen slightly in each of the past three quarters, mostly as a result of the rising interest rate environment during those same periods. The positive impact of the rising interest rate environment on the Company's net interest margin was substantially offset by the mix of the Company's deposit growth being more concentrated in the categories of time deposits and time deposits greater than $100,000, the Company's highest cost categories of deposits.

      See additional information regarding net interest income in the section entitled "Interest Rate Risk."

      The Company's provision for loan losses did not vary significantly in 2005 compared to 2004, amounting to $580,000 in the first quarter of 2005 versus $570,000 in the first quarter of 2004. The Company's ratio of annualized net charge-offs to average loans amounted to 7 basis points for each of those three month periods. Additionally, net internal loan growth did not vary materially when comparing the first quarter of 2005 ($28 million) to the first quarter of 2004 ($34 million). Although the Company's nonaccrual loans were 25.6% higher at March 31, 2005 ($4.2 million) compared to March 31, 2004 ($3.4 million), the Company's level of internally classified loans, which includes nonaccrual loans, decreased slightly over that same period. The Company's ratio of nonperforming assets to total assets of 0.40% at March 31, 2005 continues to compare favorably to a December 31, 2004 North Carolina state bank average of 0.51%.

      Noninterest income amounted to $3,710,000 for the first quarter of 2005, a 2.2% decrease from the first quarter of 2004. The decrease was primarily a result of a 9.1% decline in service charges on deposit accounts, which amounted to $2,008,000 in the first quarter of 2005, a $201,000 decrease from the $2,209,000 recorded in the first quarter of 2004. Service charges on deposit accounts decreased primarily as a result of the negative impact that higher short term interest rates have on the service charges that the Company earns from its commercial depositors - in the Company's commercial account service charge rate structure, commercial depositors are given "earnings credits" (negatively impacting service charges) on their average deposit balances that are tied to short term interest rates.

      Other service charges, commissions, and fees rose from $896,000 in the first quarter of 2004 to $1,054,000 in the first quarter of 2005, an increase of $158,000, or 17.6%. This increase was primarily a result of growth in credit card merchant income as a result of growth in the Company's merchant card base, and debit card income as a result of growing acceptance and usage by customers.

      Fees from presold mortgages amounted to $238,000 in the first quarter of 2005 compared to $188,000 in the first quarter of 2004. After averaging $582,000 per quarter in these fees during the high refinance calendar year of 2003, over the past five quarters, fees from presold mortgages have ranged from $188,000 to $290,000 per quarter, with an average of $241,000 per quarter.

      Commissions from sales of insurance and financial products amounted to $295,000 in the first quarter of 2005 compared to the $312,000 in the first quarter of 2004. This line item includes commissions the Company receives from three sources - 1) sales of credit insurance associated with new loans, 2) commissions from the sales of investment, annuity, and long-term care insurance products, and 3) commissions from the sale of property and casualty insurance. The following table presents these components for the three month period ended March 31, 2005 compared to the same period in 2004:

                                     Three Months Ended March 31,
                                --------------------------------------
($ in thousands)                                       $          %
                                 2005      2004     Change     Change
                                ------    ------    ------     ------
Commissions earned from:
------------------------
Sales of credit insurance       $   71        59        12       20.3%
Sales of investments,
    annuities, and long term
    care insurance                  32        54       (22)     (40.7)%
Sales of property and
    casualty insurance             192       199        (7)      (3.5)%
                                ------    ------    ------     ------
     Total                      $  295       312       (17)      (5.4)%
                                ======    ======    ======     ======

      The Company's data processing subsidiary makes its excess data processing capabilities available to area financial institutions for a fee. At January 1, 2005, the Company had five community bank customers using this service. Data processing fees earned by the Company amounted to $147,000 and $96,000 for the three months ended March 31, 2005 and 2004, respectively. During the fourth quarter of 2004, the Company was notified by three of the five financial institutions that utilize this service that they intended to terminate their contracts with the Company effective in the first half of 2005, with each customer switching to a lower cost service provider. One of the customers switched providers in the first quarter of 2005, while the other two customers are expected to switch in the second quarter of 2005. Data processing fees from these three institutions amounted to $122,000 of the $147,000 recorded in the first quarter of 2005. The Company is actively pursuing new customers for this service, but does not have any new contracts in place at this time.

      Also, the Company had security and other losses of $32,000 in the first quarter of 2005 compared to securities gains of $92,000 in the first quarter of 2004, a negative change of $124,000.

      Noninterest expenses for the three months ended March 31, 2005 increased 9.4% to $11,715,000 from $10,713,000 in the first quarter of 2004. The increase in noninterest expenses occurred in all categories and is associated with the overall growth of the Company in terms of branch network, employees and customer base. In addition, in the first quarter of 2005, the Company incurred approximately $325,000 ($195,000 on an after-tax basis) in incremental external audit and consultant expenses associated with complying with Section 404 of the Sarbanes-Oxley Act of 2002. The Company also expects to incur additional
Sarbanes-Oxley expenses of approximately $200,000 ($121,000 on an after-tax basis) in the second quarter of 2005.

      The provision for income taxes was $2,984,000 in the first quarter of 2005, an effective tax rate of 38.8%, compared to $2,563,000 in the first quarter of 2004, an effective tax rate of 35.2%. The increase in the effective tax rate in 2005 was a result of the Company changing certain elements of its operating structure in order to avoid potential controversy with state taxing authorities, as discussed in more detail in Note 10 to the consolidated financial statements and in the section below entitled "Liquidity, Commitments, and Contingencies." The higher incremental tax rate negatively impacted the Company's net income by approximately $275,000. The Company expects its effective tax rate to remain at approximately 39% for the foreseeable future.

      The Consolidated Statements of Comprehensive Income reflect "Other Comprehensive Loss" of $857,000 during the first quarter of 2005, related primarily to unrealized available for sale security holding losses of $1,314,000 occurring during the quarter. The unrealized security holding losses were caused due to an increase in market yields for fixed income securities during the quarter. The Company's available for sale securities portfolio is predominantly comprised of fixed income securities that decline in value when market yields for fixed income securities increase.

FINANCIAL CONDITION

      Total assets at March 31, 2005 amounted to $1.69 billion, 12.9% higher than a year earlier. Total loans at March 31, 2005 amounted to $1.40 billion, an 11.5% increase from a year earlier, and total deposits amounted to $1.45 billion at March 31, 2005, a 12.3% increase from a year earlier.

      The following tables present information regarding the nature of the Company's growth since March 31, 2004.

                                                                                                            Percentage
                                    Balance at                                    Balance at    Total         growth,
    April 1, 2004 to               beginning of    Internal    Growth from          end of    percentage     excluding
     March 31, 2005                   period        Growth     Acquisitions         period      growth     acquisitions
------------------------------     ------------    --------   --------------      ----------  -----------  ------------
                                                              ($ in thousands)
Loans                               $1,251,923      143,401             --         1,395,324       11.5%         11.5%
                                    ==========      =======        =======         =========    =======       =======
Deposits - Noninterest bearing      $  158,961       16,737             --           175,698       10.5%         10.5%
Deposits - Savings, NOW, and
     Money Market                      471,705        6,133             --           477,838        1.3%          1.3%
Deposits - Time>$100,000               253,738      107,829             --           361,567       42.5%         42.5%
Deposits - Time<$100,000               405,868       27,721             --           433,589        6.8%          6.8%
                                    ----------      -------        -------         ---------    -------       -------
 Total deposits                     $1,290,272      158,420             --         1,448,692       12.3%         12.3%
                                    ==========      =======        =======         =========    =======       =======
   January 1, 2005 to
     March 31, 2005
------------------------------
Loans                               $1,367,053       28,271             --         1,395,324        2.1%          2.1%
                                    ==========      =======        =======         =========    =======       =======
Deposits - Noninterest bearing      $  165,778        9,920             --           175,698        6.0%          6.0%
Deposits - Savings, NOW, and
     Money Market                      472,811        5,027             --           477,838        1.1%          1.1%
Deposits - Time>$100,000               334,756       26,811             --           361,567        8.0%          8.0%
Deposits - Time<$100,000               415,423       18,166             --           433,589        4.4%          4.4%
                                    ----------      -------        -------         ---------    -------       -------
 Total deposits                     $1,388,768       59,924             --         1,448,692        4.3%          4.3%
                                    ==========      =======        =======         =========    =======       =======

      Approximately $50 million of the year-over-year deposit increase of $158 million relates to wholesale brokered deposits that the Company gathered in the second half of 2004 in order to help fund high loan growth. The Company experienced solid loan and deposit growth during the first quarter of 2005, with loans increasing by $28 million, or 8.3% on an annualized basis, and deposits increasing by $60 million, or 17.3% on an annualized basis. There was no change in the level of the Company's brokered deposits in the first quarter of 2005. The Company opened two de novo branches in 2004, which contributed to the internal growth.

      The mix of the Company's loan portfolio remains substantially the same at March 31, 2005 compared to December 31, 2004 with approximately 85% of the Company's loans being real estate loans, 10% being commercial, financial, and agricultural loans, and the remaining 5% being consumer installment loans.

      Among deposits, the time deposits greater than $100,000 category has experienced significantly more growth than the other deposit categories due to the following reasons: 1) the Company has attractively priced time deposits greater than $100,000 in order to fund loan growth, and 2) during the second half of 2004, the Company entered the "brokered deposit" market and gathered $50 million in such deposits.

Nonperforming Assets

      Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. Nonperforming assets are summarized as follows:

                                                   March 31,     December 31,    March 31,
($ in thousands)                                     2005           2004           2004
-----------------------------------------------------------------------------------------
Nonperforming loans:
   Nonaccrual loans                                $  4,249          3,707          3,383
   Restructured loans                                    15             17             20
   Accruing loans > 90 days past due                     --             --             --
                                                   --------       --------       --------
Total nonperforming loans                             4,264          3,724          3,403
Other real estate                                     2,401          1,470          1,585
                                                   --------       --------       --------

Total nonperforming assets                         $  6,665          5,194          4,988
                                                   ========       ========       ========

Nonperforming loans to total loans                     0.31%          0.27%          0.27%
Nonperforming assets as a percentage of loans
    and other real estate                              0.48%          0.38%          0.40%
Nonperforming assets to total assets                   0.40%          0.32%          0.33%
Allowance for loan losses to total loans               1.08%          1.08%          1.11%

      Management has reviewed the collateral for the nonperforming assets, including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

      Nonperforming loans (which includes nonaccrual loans and restructured loans) as of March 31, 2005, December 31, 2004, and March 31, 2004 totaled $4,264,000, $3,724,000, and $3,403,000, respectively. Nonperforming loans as a percentage of total loans amounted to 0.31%, 0.27%, and 0.27%, at March 31, 2005, December 31, 2004, and March 31, 2004, respectively. The variances in nonperforming loans among the periods has been primarily due to changes in nonaccrual loans, as restructured loans have not changed significantly. The increases in nonaccrual loans among the periods shown in the table above primarily relate to one commercial loan relationship secured by real estate. A portion of the loan relationship amounting to $404,000 was put on nonaccrual status in the fourth quarter of 2004 and another portion of the same loan relationship amounting to $712,000 was put on nonaccrual status in the first quarter of 2005. Principal repayments resulted in the outstanding balance of this relationship amounting to $991,000 at March 31, 2005. The Company evaluated the underlying collateral securing this loan relationship and established a specific reserve of $275,000 at March 31, 2005. The next largest nonaccrual relationship at March 31, 2005 amounted to $337,000. Although nonaccrual loans have increased over the past year, the level of the Company's "classified" loans (which includes nonaccrual loans) decreased slightly at March 31, 2005, amounting to $13.1 million, $13.3 million, and $12.9 million at March 31, 2004, December 31, 2004 and March 31, 2005, respectively.

      At March 31, 2005, December 31, 2004, and March 31, 2004, the recorded investment in loans considered to be impaired was $2,138,000, $1,578,000, and $1,275,000, respectively, all of which were on nonaccrual status. The increase in impaired loans over the three periods presented is primarily related to the same credit noted above that is on nonaccrual status. At March 31, 2005, December 31, 2004, and March 31, 2004, the related allowance for loan losses for all impaired loans was $619,000, $532,000, and $435,000, respectively. At March 31, 2005, December 31, 2004, and March 31, 2004, there was $1,045,000, $532,000, and $0 in impaired loans for which there was no related allowance. The average recorded investments in impaired loans during the three month period ended March 31, 2005, the year ended December 31, 2004, and the three months ended March 31, 2004 were approximately $1,858,000, $1,317,000, and $1,362,000, respectively.
For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

      The Company's other real estate owned amounted to $2,401,000, $1,470,000, and $1,585,000 at March 31,

2005, December 31, 2004 and March 31, 2004, respectively. The increase in other real estate owned primarily relates to a lake-front single family residence that the Company foreclosed on in the first quarter of 2005 with a balance of $559,000. This property was subsequently sold in April 2005 at loss of less than $20,000 to the Company. The Company's management has reviewed recent appraisals of its other real estate and believes that their fair values, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

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

      The Company's provision for loan losses did not vary significantly in 2005 compared to 2004, amounting to $580,000 in the first quarter of 2005 versus $570,000 in the first quarter of 2004. The Company's ratio of annualized net charge-offs to average loans amounted to 7 basis points for each of those three month periods. Additionally, net internal loan growth did not vary materially when comparing the first quarter of 2005 ($28 million) to the first quarter of 2004 ($34 million). Although the Company's nonaccrual loans were 25.6% higher at March 31, 2005 ($4.2 million) compared to March 31, 2004 ($3.4 million), the Company's level of internally classified loans, which includes nonaccrual loans, decreased slightly over that same period. The Company's ratio of nonperforming assets to total assets of 0.40% at March 31, 2005 continues to compare favorably to a December 31, 2004 North Carolina state bank average of 0.51%.

      At March 31, 2005, the allowance for loan losses amounted to $15,066,000, compared to $14,717,000 at December 31, 2004 and $13,917,000 at March 31, 2004.
The allowance for loan losses as a percentage of total loans was 1.08% at March 31, 2005 and December 31, 2004, and 1.11% at March 31, 2004. The decrease in this percentage at March 31, 2005 and December 31, 2004 compared to March 31, 2004 is due to a $498,000 charge-off that the Company recorded in the third quarter of 2004.

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

                                                                  Three Months      Twelve Months      Three Months
                                                                     Ended             Ended              Ended
                                                                    March 31,        December 31,       March 31,
($ in thousands)                                                      2005              2004               2004
                                                                  ------------      -------------      ------------
Loans outstanding at end of period                                 $ 1,395,324         1,367,053         1,251,923
                                                                   ===========       ===========       ===========
Average amount of loans outstanding                                $ 1,383,216         1,295,682         1,236,076
                                                                   ===========       ===========       ===========

Allowance for loan losses, at                                      $    14,717            13,569            13,569
   beginning of period

       Total charge-offs                                                  (298)           (1,938)             (266)
       Total recoveries                                                     67               181                44
                                                                   -----------       -----------       -----------
            Net charge-offs                                               (231)           (1,757)             (222)
                                                                   -----------       -----------       -----------

Additions to the allowance charged to expense                              580             2,905               570
                                                                   -----------       -----------       -----------

Allowance for loan losses, at end of period                        $    15,066            14,717            13,917
                                                                   ===========       ===========       ===========
Ratios:
   Net charge-offs (annualized) as a percent of average loans             0.07%             0.14%             0.07%
   Allowance for loan losses as a
      percent of  loans at end of period                                  1.08%             1.08%             1.11%

      Based on the results of the Company's loan analysis and grading program and management's evaluation of the allowance for loan losses at March 31, 2005, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2004.

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

      In addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources - 1) an approximately $297 million line of credit with the Federal Home Loan Bank (of which $35 million had been drawn at March 31, 2005), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at March 31, 2005), and 3) an approximately $59 million line of credit through the Federal Reserve Bank of Richmond's discount window (none of which was outstanding at March 31, 2005).

      The Company's liquidity increased slightly from December 31, 2004 to March 31, 2005, as a result of deposit growth that exceeded loan growth during the quarter. The Company's loan to deposit ratio was 96.3% at March 31, 2005 compared to 98.4% at December 31, 2004. The level of the Company's liquid assets (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) as a percentage of deposits and borrowings was 13.9% at March 31, 2005 compared to 13.1% at December 31, 2004.

      The Company's management believes its liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet its operating needs in the foreseeable future. The Company will continue to monitor its liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.

      The amount and timing of the Company's contractual obligations and commercial commitments has not changed materially since December 31, 2004, detail of which is presented in Table 18 on page 51 of the Company's 2004 Form 10-K.

      The Company is not involved in any legal proceedings that, in management's opinion, could have a material effect on the consolidated financial position of the Company.

      Based on consultations with the Company's tax advisors, the Company's organizational structure had historically been established in a way to minimize its tax liabilities. In December 2004, state taxing authorities announced that they would vigorously pursue taxpayers who have engaged in activities deemed to be "income-shifting," and the Company is aware that state taxing authorities have challenged a bank holding company with a similar operating structure as the Company that they deem to result in "income-shifting." While the Company believes its tax position is sound, in the first quarter of 2005, the Company decided to discontinue certain elements of its operating structure to avoid potential controversy with state taxing authorities. If the Company's position with regard to its operating structure were to be challenged by state taxing authorities for past years and resulted in an assessment, the Company estimates that its exposure could be $5.8 million (net of federal tax benefit), including interest and penalties. If such an assessment were to occur, the Company would vigorously contest the assessment based on the belief that it has fully complied with relevant tax laws. Accordingly, the Company has not accrued a liability for this possibility. As a result of discontinuing certain elements of the Company's operating structure, the Company estimates that its effective tax rate will increase from approximately 34% in 2004 to approximately 39% in 2005. If the Company's effective tax rate had been 39% in 2004, the Company's net income would have been lower by approximately $1.3 million.

Off-Balance Sheet Arrangements and Derivative Financial Instruments

      Off-balance sheet arrangements include transactions, agreements, or other contractual arrangements in which the Company has obligations or provides guarantees on behalf of an unconsolidated entity. The Company has no off-balance sheet arrangements of this kind other than repayment guarantees associated with trust preferred securities.

      Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. The Company has not engaged in significant derivative activities through March 31, 2005, and has no current plans to do so.

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

      At March 31, 2005, the Company's capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents the Company's capital ratios and the regulatory minimums discussed above for the periods indicated.

                                                        March 31,    December 31,   March 31,
                                                           2005          2004         2004
                                                        ---------    ------------   ---------
Risk-based capital ratios:
   Tier I capital to Tier I risk adjusted assets          10.88%        10.95%        11.44%
   Minimum required Tier I capital                         4.00%         4.00%         4.00%

   Total risk-based capital to
         Tier II risk-adjusted assets                     11.90%        11.97%        12.49%
   Minimum required total risk-based capital               8.00%         8.00%         8.00%

Leverage capital ratios:
   Tier I leverage capital to
       adjusted most recent quarter average assets         8.85%         8.90%         9.22%
   Minimum required Tier I leverage capital                4.00%         4.00%         4.00%

      The Company's capital ratios decreased from March 31, 2004 to December 31, 2004 primarily as a result of stock repurchases and the Company's balance sheet growth. In the first quarter of 2005, although the Company's balance sheet growth was strong, the Company did not repurchase any stock, resulting in only a slight decrease in capital ratios.

      The Company's bank subsidiary is also subject to similar capital requirements as those discussed above. The bank subsidiary's capital ratios do not vary materially from the Company's capital ratios presented above. At March 31, 2005, the Company's bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

SHARE REPURCHASES

      During the first quarter of 2005, the Company did not repurchase any of its own common stock. At March 31, 2005, the Company had approximately 315,000 shares available for repurchase under existing authority from its board of directors. The Company may repurchase these shares in open market and privately negotiated transactions, as market conditions and the Company's liquidity warrant, subject to compliance with applicable regulations. See also Part II,
Item 2 "Unregistered Sales of Equity Securities and Use of Proceeds."

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

      Using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are included in the period of their expected call), at March 31, 2005 the Company had $308.9 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at March 31, 2005 subject to interest rate changes within one year are deposits totaling $477.8 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

      Thus, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates (In fact, it has been the Company's experience that each interest rate cut occurring during the past three years has negatively impacted (at least temporarily) the Company's net interest margin and that interest rate increases occurring since July 1, 2004 have positively impacted (at least temporarily) the Company's net interest margin). Generally, when rates change, the Company's interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while the Company's interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. The net effect is that in the twelve month horizon, as rates change, the impact of having a higher level of interest-sensitive liabilities is substantially negated by the later and typically lower proportionate change these liabilities experience compared to interest sensitive assets. However, the rate cuts totaling 75 basis points that occurred in late 2002 and mid-2003 had a more pronounced and a longer lasting negative impact on the Company's net interest margin than previous rate cuts because of the inability of the Company to reset deposit rates by an amount (because of their already near-zero rates) that would offset the negative impact of the rate cut on the yields earned on the Company's interest earning assets. Additionally, over the past few years, the Company has originated significantly more adjustable rate loans compared to fixed rate loans in an effort to protect itself from an anticipated rise in the interest rate environment. Adjustable rate loans generally carry lower initial interest rates than fixed rate loans. For these reasons, the second quarter of 2004 marked the fifth consecutive quarter of declining net interest margins. Since the second half of 2004, the Federal Reserve increased interest rates seven times totaling 175 basis points, which was largely responsible for the Company's net interest margin reversing its downward trend and increasing slightly during each of the past three quarters. The immediate positive impact of the rising interest rate environment on the Company's net interest margin has been largely offset by the mix of the Company's deposit growth being more concentrated in the categories of time deposits and time deposits greater than $100,000, the Company's highest cost categories of deposits.

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

Part II.  Other Information

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

                                                       Issuer Purchases of Equity Securities
---------------------------------------------------------------------------------------------------------------------------------
                                                                                Total Number of Shares      Maximum Number of
                                                                                 Purchased as Part of     Shares that May Yet Be
                                  Total Number of     Average Price Paid per   Publicly Announced Plans    Purchased Under the
             Period               Shares Purchased             Share                 or Programs          Plans or Programs (1)
-----------------------------   -------------------  ------------------------  ------------------------  ------------------------
January 1, 2005 to January
   31, 2005                                   --                     --                        --                315,015
February 1, 2005 to February
   29, 2005                                   --                     --                        --                315,015
March 1, 2005 to March 31,
   2005                                       --                     --                        --                315,015
                                     -----------           ------------              ------------              ---------
Total                                         --                     --                        --                315,015(2)
                                     ===========           ============              ============              =========

Footnotes to the Above Table
----------------------------

(1) All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its Board of Directors had approved the repurchase of 375,000 shares of the Company's common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the issuer has determined to terminate prior to expiration, or under which the issuer does not intend to make further purchases.

(2) The above table above does not include shares that were used by option holders to satisfy the exercise price of the Company's call options issued by the Company to its employees and directors pursuant to the Company's stock option plans. There were no such exercises during the three months ended March 31, 2005.

Item 6 - Exhibits

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

10.a Copy of the Company's Magement Incentive Plan was filed as Exhibit 10(a) to the Company's Form 8-K filed on January 26, 2005, and is incorporated herein by reference. *

10.b The 2005 base salaries for certain of the Company's executive officers and disclosure that the Compensation Committee had recommended to the Board of Directors the 2005 earnings target for the

      Company's Management Incentive Plan was disclosed in the Company's Form 8-K filed on February 18, 2005, and is incorporated herein by reference. *

10.c Copy of the Advances and Security Agreement with the Federal Home Loan Bank of Atlanta dated February 15, 2005 was attached as Exhibit 99(a) to the Form 8-K filed on February 22, 2005, and is incorporated herein by reference.

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

                                          FIRST BANCORP


        May 9, 2005                       BY:   James H. Garner
                                          ---------------------------
                                                James H. Garner
                                                    President
                                          (Principal Executive Officer),
                                             Treasurer and Director


        May 9, 2005                       BY:   Anna G. Hollers
                                          ---------------------------
                                                Anna G. Hollers
                                            Executive Vice President
                                                  and Secretary


        May 9, 2005                       BY:   Eric P. Credle
                                          ---------------------------
                                                Eric P. Credle
                                              Senior Vice President
                                          and Chief Financial Officer