Form 10-Q
period 2005-06-30
FIRST BANCORP /NC/
filed 2005-08-09
CIK 811589

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 2005

                                ----------------

                         Commission File Number 0-15572

                                  FIRST BANCORP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            North Carolina                                   56-1421916
--------------------------------------                --------------------------
   (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                      Identification Number)

  341 North Main Street, Troy, North Carolina                27371-0508
---------------------------------------------         --------------------------
  (Address of Principal Executive Offices)                   (Zip Code)

(Registrant's telephone number, including area code)       (910) 576-6171
                                                      --------------------------

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

                                [ X ] YES [ ] NO

      As of August 1, 2005, 14,185,607 shares of the registrant's Common Stock, no par value, were outstanding. The registrant had no other classes of securities outstanding.

================================================================================

                                      INDEX
                         FIRST BANCORP AND SUBSIDIARIES

                                                                            Page

Part I.  Financial Information

Item 1 - Financial Statements

   Consolidated Balance Sheets -
   June 30, 2005 and 2004
   (With Comparative Amounts at December 31, 2004)                             3

   Consolidated Statements of Income -
   For the Periods Ended June 30, 2005 and 2004                                4

   Consolidated Statements of Comprehensive Income -
   For the Periods Ended June 30, 2005 and 2004                                5

   Consolidated Statements of Shareholders' Equity -
   For the Periods Ended June 30, 2005 and 2004                                6

   Consolidated Statements of Cash Flows -
   For the Periods Ended June 30, 2005 and 2004                                7

Notes to Consolidated Financial Statements                                     8

Item 2 - Management's Discussion and Analysis of Consolidated
            Results of Operations and Financial Condition                     13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk           29

Item 4 - Controls and Procedures                                              30

Part II.  Other Information

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds          31

Item 4 - Submission of Matters to a Vote of Security Holders                  32

Item 6 - Exhibits                                                             32

Signatures                                                                    33

Part I.  Financial Information
Item 1 - Financial Statements

                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets

                                                          June 30,       December 31,       June 30,
($ in thousands-unaudited)                                  2005        2004 (audited)        2004
------------------------------------------------------------------------------------------------------
ASSETS
Cash & due from banks, noninterest-bearing              $     35,642           28,486           22,614
Due from banks, interest-bearing                              41,741           45,135           39,758
Federal funds sold                                            20,700           15,780            7,730
                                                        ------------     ------------     ------------
     Total cash and cash equivalents                          98,083           89,401           70,102
                                                        ------------     ------------     ------------

Securities available for sale (costs of $118,958,
     $87,368, and $100,596)                                  119,716           88,554          100,009

Securities held to maturity (fair values of $13,076,
      $14,451, and $13,392)                                   12,820           14,025           12,965

Presold mortgages in process of settlement                     2,063            1,771            1,679

Loans                                                      1,425,856        1,367,053        1,297,224
   Less:  Allowance for loan losses                          (15,622)         (14,717)         (14,313)
                                                        ------------     ------------     ------------
   Net loans                                               1,410,234        1,352,336        1,282,911
                                                        ------------     ------------     ------------

Premises and equipment                                        31,758           30,318           25,256
Accrued interest receivable                                    7,553            6,832            6,190
Intangible assets                                             49,373           49,330           50,517
Other                                                          6,997            6,346            8,622
                                                        ------------     ------------     ------------
        Total assets                                    $  1,738,597        1,638,913        1,558,251
                                                        ============     ============     ============

LIABILITIES
Deposits: Demand - noninterest-bearing                  $    184,605          165,778          157,820
          Savings, NOW, and money market                     476,642          472,811          466,711
          Time deposits of $100,000 or more                  349,972          334,756          269,284
          Other time deposits                                459,661          415,423          406,989
                                                        ------------     ------------     ------------
               Total deposits                              1,470,880        1,388,768        1,300,804
Repurchase agreements                                          1,850               --               --
Borrowings                                                   101,239           92,239          106,000
Accrued interest payable                                       3,267            2,677            2,292
Other liabilities                                              7,159            6,751            5,917
                                                        ------------     ------------     ------------
     Total liabilities                                     1,584,395        1,490,435        1,415,013
                                                        ------------     ------------     ------------

SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Issued and outstanding: 14,170,722,
         14,083,856, and 14,137,326 shares                    53,098           51,614           53,226
Retained earnings                                            100,902           96,347           90,576
Accumulated other comprehensive income (loss)                    202              517             (564)
                                                        ------------     ------------     ------------
     Total shareholders' equity                              154,202          148,478          143,238
                                                        ------------     ------------     ------------
          Total liabilities and shareholders' equity    $  1,738,597        1,638,913        1,558,251
                                                        ============     ============     ============

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income


                                                                   Three Months Ended               Six Months Ended
                                                                        June 30,                        June 30,
                                                              ----------------------------    ----------------------------
($ in thousands, except share data-unaudited)                     2005            2004            2005            2004
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                    $     22,732          18,192          44,091          36,195
Interest on investment securities:
     Taxable interest income                                         1,411           1,129           2,566           2,284
     Tax-exempt interest income                                        117             140             246             280
Other, principally overnight investments                               447             104             719             190
                                                              ------------    ------------    ------------    ------------
     Total interest income                                          24,707          19,565          47,622          38,949
                                                              ------------    ------------    ------------    ------------

INTEREST EXPENSE
Savings, NOW and money market                                          958             583           1,839           1,146
Time deposits of $100,000 or more                                    2,725           1,456           5,070           2,821
Other time deposits                                                  3,007           2,006           5,481           4,031
Other, primarily borrowings                                          1,010             661           1,940           1,319
                                                              ------------    ------------    ------------    ------------
     Total interest expense                                          7,700           4,706          14,330           9,317
                                                              ------------    ------------    ------------    ------------

Net interest income                                                 17,007          14,859          33,292          29,632
Provision for loan losses                                              845             740           1,425           1,310
                                                              ------------    ------------    ------------    ------------
Net interest income after provision
   for loan losses                                                  16,162          14,119          31,867          28,322
                                                              ------------    ------------    ------------    ------------

NONINTEREST INCOME
Service charges on deposit accounts                                  2,145           2,345           4,153           4,554
Other service charges, commissions and fees                            935             794           1,989           1,690
Fees from presold mortgages                                            285             290             523             478
Commissions from sales of insurance and financial products             314             365             609             677
Data processing fees                                                    58             104             205             200
Securities gains                                                         2              96               2             188
Other gains (losses)                                                   (27)            (82)            (59)            (82)
                                                              ------------    ------------    ------------    ------------
     Total noninterest income                                        3,712           3,912           7,422           7,705
                                                              ------------    ------------    ------------    ------------

NONINTEREST EXPENSES
Salaries                                                             5,393           4,921          10,765           9,844
Employee benefits                                                    1,791           1,373           3,305           2,693
                                                              ------------    ------------    ------------    ------------
   Total personnel expense                                           7,184           6,294          14,070          12,537
Net occupancy expense                                                  723             696           1,462           1,398
Equipment related expenses                                             768             712           1,463           1,466
Intangibles amortization                                                73              94             146             189
Other operating expenses                                             3,512           2,826           6,834           5,745
                                                              ------------    ------------    ------------    ------------
     Total noninterest expenses                                     12,260          10,622          23,975          21,335
                                                              ------------    ------------    ------------    ------------

Income before income taxes                                           7,614           7,409          15,314          14,692
Income taxes                                                         2,962           2,523           5,946           5,086
                                                              ------------    ------------    ------------    ------------

NET INCOME                                                    $      4,652           4,886           9,368           9,606
                                                              ============    ============    ============    ============

Earnings per share:
     Basic                                                    $       0.33            0.34            0.66            0.68
     Diluted                                                          0.32            0.34            0.65            0.67

Weighted average common shares outstanding:
     Basic                                                      14,159,117      14,176,085      14,132,347      14,188,571
     Diluted                                                    14,345,013      14,410,014      14,354,852      14,442,660

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income

                                                        Three Months Ended        Six Months Ended
                                                             June 30,                 June 30,
                                                      ---------------------     ---------------------
($ in thousands-unaudited)                              2005         2004         2005         2004
-----------------------------------------------------------------------------------------------------
Net income                                            $  4,652        4,886        9,368        9,606
                                                      --------     --------     --------     --------
Other comprehensive income (loss):
   Unrealized gains (losses) on securities
     available for sale:
     Unrealized holding gains (losses) arising
        during the period, pretax                          886       (3,071)        (428)      (2,267)
           Tax benefit (expense)                          (343)       1,198          169          884
     Reclassification to realized gains                     (2)         (96)          (2)        (188)
           Tax expense                                       1           37            1           73
   Adjustment to minimum pension liability:
     Additional pension charge related to unfunded
       pension liability                                    --          (46)         (90)         (46)
     Tax benefit                                            --           18           35           18
                                                      --------     --------     --------     --------
Other comprehensive income (loss)                          542       (1,960)        (315)      (1,526)
                                                      --------     --------     --------     --------

Comprehensive income                                  $  5,194        2,926        9,053        8,080
                                                      ========     ========     ========     ========

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Shareholders' Equity

                                                                                            Accumulated
                                                      Common Stock                             Other           Share-
                                               -------------------------       Retained    Comprehensive      holders'
(In thousands, except per share - unaudited)      Shares       Amount          Earnings    Income (Loss)       Equity
-------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 2004                         14,153       $  55,392          85,502            962        141,856

Net income                                                                         9,606                         9,606
Cash dividends declared ($0.32 per share)                                         (4,532)                       (4,532)
Common stock issued under
     stock option plan                               121             727                                           727
Common stock issued into
     dividend reinvestment plan                       34             783                                           783
Purchases and retirement of common
     stock                                          (171)         (3,676)                                       (3,676)
Other comprehensive loss                                                                         (1,526)        (1,526)
                                               ---------       ---------       ---------      ---------      ---------

Balances, June 30, 2004                           14,137       $  53,226          90,576           (564)       143,238
                                               =========       =========       =========      =========      =========

Balances, January 1, 2005                         14,084       $  51,614          96,347            517        148,478

Net income                                                                         9,368                         9,368
Cash dividends declared ($0.34 per share)                                         (4,813)                       (4,813)
Common stock issued under
     stock option plan                                51             585                                           585
Common stock issued into
     dividend reinvestment plan                       36             799                                           799
Tax benefit realized from exercise of
   nonqualified stock options                                        100                                           100
Other comprehensive loss                                                                           (315)          (315)
                                               ---------       ---------       ---------      ---------      ---------

Balances, June 30, 2005                           14,171       $  53,098         100,902            202        154,202
                                               =========       =========       =========      =========      =========

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                              -----------------------
($ in thousands-unaudited)                                                       2005          2004
-----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                    $   9,368         9,606
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                    1,425         1,310
     Net security premium amortization                                               39           116
     Gain on sale of securities available for sale                                   (2)         (188)
     Other losses                                                                    59            82
     Decrease in loan fees and costs deferred                                      (224)         (187)
     Depreciation of premises and equipment                                       1,336         1,248
     Tax benefit from exercise of nonqualified stock options                        100            --
     Amortization of intangible assets                                              146           189
     Deferred income tax benefit                                                   (394)         (347)
     Increase in presold mortgages in process of settlement                        (292)         (372)
     Increase in accrued interest receivable                                       (721)         (103)
     Decrease (increase) in other assets                                          2,044           (50)
     Increase in accrued interest payable                                           590           154
     Increase (decrease) in other liabilities                                       116          (528)
                                                                              ---------     ---------
          Net cash provided by operating activities                              13,590        10,930
                                                                              ---------     ---------

Cash Flows From Investing Activities
     Purchases of securities available for sale                                 (44,747)      (13,449)
     Purchases of securities held to maturity                                        --          (395)
     Proceeds from maturities/issuer calls of securities available for sale      13,117        10,357
     Proceeds from maturities/issuer calls of securities held to maturity         1,168         1,551
     Proceeds from sales of securities available for sale                             8         4,161
     Net increase in loans                                                      (61,227)      (79,559)
     Purchases of premises and equipment                                         (2,776)       (1,148)
                                                                              ---------     ---------
          Net cash used by investing activities                                 (94,457)      (78,482)
                                                                              ---------     ---------

Cash Flows From Financing Activities
     Net increase in deposits and repurchase agreements                          83,962        51,440
     Proceeds from borrowings, net                                                9,000        30,000
     Cash dividends paid                                                         (4,797)       (4,534)
     Proceeds from issuance of common stock                                       1,384         1,510
     Purchases and retirement of common stock                                        --        (3,676)
                                                                              ---------     ---------
          Net cash provided by financing activities                              89,549        74,740
                                                                              ---------     ---------

Increase in Cash and Cash Equivalents                                             8,682         7,188
Cash and Cash Equivalents, Beginning of Period                                   89,401        62,914
                                                                              ---------     ---------

Cash and Cash Equivalents, End of Period                                      $  98,083        70,102
                                                                              =========     =========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
     Interest                                                                 $  13,740         9,163
     Income taxes                                                                 5,771         4,831
Non-cash transactions:
     Unrealized loss on securities available for sale, net of taxes                (260)       (1,498)
     Foreclosed loans transferred to other real estate                            2,128           851

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                   Notes To Consolidated Financial Statements

(unaudited)       For the Periods Ended June 30, 2005 and 2004
--------------------------------------------------------------------------------

Note 1 - Basis of Presentation

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2005 and 2004 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 2005 and 2004. All such adjustments were of a normal, recurring nature. Reference is made to the 2004 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Reclassifications

      Certain amounts reported in the period ended June 30, 2004 have been reclassified to conform with the presentation for June 30, 2005. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 - Stock Option Plans

      At June 30, 2005, the Company has six stock-based employee compensation plans, four of which were assumed in acquisitions. The Company accounts for each plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the

Company  had applied  the fair value  recognition  provisions  of  Statement  of
Financial   Accounting   Standards   No.  123,   "Accounting   for   Stock-Based
Compensation," to stock-based employee compensation.

                                                        Three Months Ended June 30,   Six Months Ended June 30,
                                                        ---------------------------   -------------------------
(In thousands except per share data)                       2005           2004           2005           2004
                                                         --------       --------       --------       --------
Net income, as reported                                  $  4,652          4,886          9,368          9,606
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                (180)        (1,134)          (232)        (1,186)
                                                         --------       --------       --------       --------
Pro forma net income                                     $  4,472          3,752          9,136          8,420
                                                         ========       ========       ========       ========

Earnings per share:  Basic - As reported                 $   0.33           0.34           0.66           0.68
                     Basic - Pro forma                       0.32           0.26           0.65           0.59

                     Diluted - As reported                   0.32           0.34           0.65           0.67
                     Diluted - Pro forma                     0.31           0.26           0.64           0.58

Note 5 - Earnings Per Share

      Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share includes the potentially dilutive effects of the Company's stock option plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                      For the Three Months Ended June 30,
                                  -----------------------------------------------------------------------------
                                                  2005                                    2004
                                  -------------------------------------   -------------------------------------
                                   Income        Shares                    Income        Shares
($ in thousands except per         (Numer-       (Denom-     Per Share     (Numer-       (Denom-     Per Share
    share amounts)                  ator)        inator)       Amount       ator)        inator)       Amount
-------------------------------   ----------   -----------   ----------   ----------   -----------   ----------
Basic EPS
  Net income                      $    4,652    14,159,117   $     0.33   $    4,886    14,176,085   $     0.34
                                                             ==========                              ==========

Effect of Dilutive Securities             --       185,896                        --       233,929
                                  ----------   -----------                ----------   -----------

Diluted EPS                       $    4,652    14,345,013   $     0.32   $    4,886    14,410,014   $     0.34
                                  ==========   ===========   ==========   ==========   ===========   ==========

                                                       For the Six Months Ended June 30,
                                  -----------------------------------------------------------------------------
                                                  2005                                    2004
                                  -------------------------------------   -------------------------------------
                                    Income       Shares                    Income        Shares
($ in thousands except per          (Numer-      (Denom-     Per Share     (Numer-       (Denom-     Per Share
    share amounts)                   ator)       inator)       Amount       ator)        inator)       Amount
-------------------------------   ----------   -----------   ----------   ----------   -----------   ----------
Basic EPS
  Net income                      $    9,368    14,132,347   $     0.66   $    9,606    14,188,571   $     0.68
                                                             ==========                              ==========

Effect of Dilutive Securities             --       222,505                        --       254,089
                                  ----------   -----------                ----------   -----------

Diluted EPS                       $    9,368    14,354,852   $     0.65   $    9,606    14,442,660   $     0.67
                                  ==========   ===========   ==========   ==========   ===========   ==========

      For the three months ended June 30, 2005 and 2004, there were options of 189,230, and 142,509, respectively, that were antidilutive because the exercise price exceeded the average market price for the period. For the six months ended June 30, 2005 there were no antidilutive options, and for the six months ended June 30, 2004, there were 142,509 antidilutive options. Antidilutive options have been omitted from the calculation of diluted earnings per share for the respective periods.

Note 6 - Asset Quality Information

      Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. Nonperforming assets are summarized as follows:

                                                           June 30,     December 31,   June 30,
         ($ in thousands)                                    2005          2004          2004
         --------------------------------------------------------------------------------------
         Nonperforming loans:
            Nonaccrual loans                               $  3,806         3,707         3,320
            Restructured loans                                   15            17            18
            Accruing loans > 90 days past due                    --            --            --
                                                           --------      --------      --------
         Total nonperforming loans                            3,821         3,724         3,338
         Other real estate                                    2,520         1,470         1,857
                                                           --------      --------      --------

         Total nonperforming assets                        $  6,341         5,194         5,195
                                                           ========      ========      ========

         Nonperforming loans to total loans                    0.27%         0.27%         0.26%
         Nonperforming assets as a percentage of loans
            and other real estate                              0.44%         0.38%         0.40%
         Nonperforming assets to total assets                  0.36%         0.32%         0.33%
         Allowance for loan losses to total loans              1.10%         1.08%         1.10%

--------------------------------------------------------------------------------

Note 7 - Deferred Loan Fees

      Loans are shown on the Consolidated Balance Sheets net of net deferred loan costs of $11,000 at June 30, 2005 and net deferred loan fees of approximately $213,000, and $417,000 at December 31, 2004, and June 30, 2004, respectively.

Note 8 - Goodwill and Other Intangible Assets

      The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of June 30, 2005, December 31, 2004, and June 30, 2004 and the carrying amount of unamortized intangible assets as of those same dates.

                                      June 30, 2005                December 31, 2004                 June 30, 2004
                              -----------------------------  -----------------------------   -----------------------------
                              Gross Carrying   Accumulated   Gross Carrying   Accumulated    Gross Carrying   Accumulated
($ in thousands)                  Amount       Amortization      Amount       Amortization       Amount       Amortization
--------------------------    --------------   ------------  --------------   ------------   --------------   ------------
Amortizable intangible
   assets:
   Customer lists                $     394            101            394              85             394              69
   Noncompete agreements                50             50             50              50              50              38
   Core deposit premiums             2,441            881          2,441             751           2,441             590
                                 ---------      ---------      ---------       ---------       ---------       ---------
        Total                    $   2,885          1,032          2,885             886           2,885             697
                                 =========      =========      =========       =========       =========       =========

Unamortizable intangible
   assets:
   Goodwill                      $  47,247                        47,247                          48,246
                                 =========                     =========                       =========
   Pension                       $     273                            84                              83
                                 =========                     =========                       =========

      Amortization expense totaled $73,000 and $94,000 for the three months ended June 30, 2005 and 2004, respectively. Amortization expense totaled $146,000 and $189,000 for the six months ended June 30, 2005 and 2004, respectively.

      The following table presents the estimated amortization expense for each of the five calendar years ending December 31, 2009 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

                                        Estimated Amortization
          (Dollars in thousands)                Expense
        --------------------------    --------------------------
                   2005                       $     290
                   2006                             242
                   2007                             220
                   2008                             219
                   2009                             218
                Thereafter                          810
                                      --------------------------
                     Total                    $   1,999
                                      ==========================

Note 9 - Pension Plans

      The Company sponsors two defined benefit pension plans - a qualified retirement plan (the "Pension Plan") which is generally available to all employees, and a Supplemental Executive Retirement Plan (the "SERP Plan"), which is for the benefit of certain senior management executives of the Company.

      The Company recorded pension expense totaling $447,000 and $433,000 for the three months ended June 30, 2005 and 2004, respectively, related to the Pension Plan and the SERP Plan. The following table contains the components of the pension expense for the three months ended June 2005 and 2004.

                                                                       For the Three Months Ended June 30,
                                                  ------------------------------------------------------------------------------
                                                      2005          2004         2005          2004      2005 Total   2004 Total
                (in thousands)                    Pension Plan  Pension Plan   SERP Plan    SERP Plan    Both Plans   Both Plans
                                                  ------------  ------------   ---------    ---------    ----------   ----------
Service cost - benefits earned during the period    $    284           233            62           82          346           315
Interest cost on projected benefit obligation            192           149            38           35          230           184
Expected return on plan assets                          (237)         (179)           --           --         (237)         (179)
Net amortization and deferral                             86            85            22           28          108           113
                                                    --------      --------      --------     --------     --------      --------
   Net periodic pension cost                        $    325           288           122          145          447           433
                                                    ========      ========      ========     ========     ========      ========

      The Company recorded pension expense totaling $894,000 and $798,000 for the six months ended June 30, 2005 and 2004, respectively, related to the Pension Plan and the SERP Plan. The following table contains the components of the pension expense for the six months ended June 30, 2005 and 2004.

                                                                         For the Six Months Ended June 30,
                                                  ------------------------------------------------------------------------------
                                                      2005          2004         2005          2004      2005 Total   2004 Total
                (in thousands)                    Pension Plan  Pension Plan   SERP Plan    SERP Plan    Both Plans   Both Plans
                                                  ------------  ------------   ---------    ---------    ----------   ----------
Service cost - benefits earned during the period    $    568           478           124          121          692           599
Interest cost on projected benefit obligation            384           321            76           64          460           385
Expected return on plan assets                          (474)         (379)           --           --         (474)         (379)
Net amortization and deferral                            172           153            44           40          216           193
                                                    --------      --------      --------     --------     --------      --------
   Net periodic pension cost                        $    650           573           244          225          894           798
                                                    ========      ========      ========     ========     ========      ========

      The Company's contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes. The contributions are invested to provide for benefits under the Pension Plan. The Company estimates that its contribution to the Pension Plan will be $1,419,000 during 2005.

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

Note 10 - Possible Contingency

      Based on consultations with the Company's tax advisors, the Company's organizational structure had historically been established in a way to minimize its tax liabilities. In December 2004, state taxing authorities announced that they would vigorously pursue taxpayers who have engaged in activities deemed to be "income-shifting," and the Company is aware that state taxing authorities have challenged a bank holding company with a similar operating structure as the Company that they deem to result in "income-shifting." While the Company believes its tax position is sound, in the first quarter of 2005, the Company decided to discontinue certain elements of its operating structure to avoid potential controversy with state taxing authorities. If the Company's position with regard to its operating structure were to be challenged by state taxing authorities for past years and resulted in an assessment, the Company estimates that its exposure could be $5.9 million (net of federal tax benefit), including interest and penalties. If such an assessment were to occur, the Company would vigorously contest the assessment based on the belief that it has fully complied with relevant tax laws. Accordingly, the Company has not accrued a liability for this possibility. The Company has been recently notified by the North Carolina Department of Revenue that it intends to examine the Company's tax returns for the past three years.

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

Current Accounting Matters

      See Note 2 to the Consolidated Financial Statements above as it relates to accounting standards that have been recently adopted by the Company. The following accounting standards will be adopted by the Company subsequent to June 30, 2005, to the extent applicable.

      In November 2003, the FASB ratified a consensus reached by its Emerging Issues Task Force ("EITF") regarding quantitative and qualitative disclosures required by EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue No. 03-1 requires certain quantitative and qualitative disclosures as it relates to investments that have unrealized losses that have not been recognized as other-than-temporary impairments and is effective for fiscal years ending after December 15, 2003. The additional disclosures required for the Company were included in Note 3 to the Company's 2004 Form 10-K. In March 2004, the EITF released Consensus 03-1 (EITF 03-1). EITF 03-1 as released, codified the provisions of SEC Staff Accounting Bulletin No. 59 and required additional information about unrealized losses associated with debt and equity securities and also provided more detailed criteria that must be followed in evaluating whether to record losses on impaired debt and equity securities. The disclosure requirements were applicable for annual reporting periods ending after June 15, 2004 and were presented in Note 3 to the Company's 2004 Form 10-K. The impairment accounting requirements were to have been effective for periods beginning after June 15, 2004. However, in September 2004, the FASB indefinitely delayed the effective date of the requirement to record impairment losses caused by the effect of increases in interest rates or "sector spreads." In June 2005, the FASB voted to delete the proposed new impairment accounting requirements, instead deciding to provide further clarification of existing guidance at a future date. The clarification of existing guidance is not expected to materially impact the Company.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (Statement 123(R)), "Share-Based Payment." Statement 123(R) replaces FASB Statement No. 123 (Statement 123), "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25 (Opinion 25), "Accounting for Stock Issued to Employees." Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, Statement 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Currently, the only share-based compensation arrangement utilized by the Company is stock options. Under the original provisions of Statement 123(R), it was to have become effective as of the first interim or annual reporting period that began after June 15, 2005. However in April 2005, the Securities and Exchange Commission effectively delayed the adoption of Statement 123(R) for the Company until January 1, 2006. Based on the provisions of Statement 123(R) and the options that the Company currently has outstanding, the Company's stock-based compensation expense related to options currently outstanding will be approximately $123,000 and $43,000 in 2006 and 2007, respectively. These expense amounts are lower than they otherwise would have been had the Company required five year vesting in connection with approximately 157,000 options what were granted to employees on April 1, 2004. Instead, no vesting periods were required for these options. The Compensation Committee of the Board of Directors of the Company granted the April 2004 options without any vesting requirements for two reasons - 1) the options were granted primarily as a reward for past performance and therefore had already been "earned" in the view of the Committee, and 2) to potentially minimize the impact that any change in accounting standards for stock options could have on future years' reported net income. The Company expects that future employee stock option grants will revert to having five year vesting periods. New stock option grants that vest after January 1, 2006 will increase the amount of stock-based compensation expense recorded by the Company. Except for grants to directors (see below), the Company cannot estimate the amount of future stock option grants at this time. In the past, stock option grants to employees have been irregular, generally falling into three categories - 1) to attract and retain new employees, 2) to recognize changes in responsibilities of existing employees, and 3) to periodically reward exemplary performance. As it relates to director stock option grants, the Company expects to continue to grant 2,250 stock options to each of the Company's directors on June 1 of each year until the 2014 expiration of the current stock option plan. In 2005, the amount of pro forma expense associated with the director grants was $127,000.

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

      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (Statement 154), "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." Statement 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Statement 154 eliminates the previous requirement that the cumulative effect of changes in accounting principle be reflected in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, Statement 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented, as if that principle had always been used. Statement 154 carries forward the requirement that an error be reported by restating prior period financial statement as of the beginning of the first period. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the initial adoption of Statement 154 to materially impact the Company's financial statements; however the adoption of this statement could result in a material change to the way the Company reflects future changes in accounting principles, depending on the nature of future changes in accounting principles and whether specific transition provisions are included.

RESULTS OF OPERATIONS

Overview

      Net income for the three months ended June 30, 2005 was $4,652,000, or $0.32 per diluted share, a 5.9% decrease in diluted earnings per share compared to the earnings of $4,886,000, or $0.34 per diluted share, recorded in the second quarter of 2004. Net income for the six months ended June 30, 2005 was $9,368,000, or $0.65 per diluted share, a 3.0% decrease in diluted earnings per share from the net income of $9,606,000, or $0.67 per diluted share, reported for the six months ended June 30, 2004. Share amounts for June 30, 2004 have been adjusted from their originally reported amounts to reflect the 3-for-2 stock split paid on November 15, 2004.

      The decrease in the Company's earnings in 2005 compared to 2004 are primarily a result of lower amounts of noninterest income, higher noninterest expenses, including certain 2005 expense items that were not incurred in 2004 (see additional discussion below), and a higher effective tax rate. Higher net interest income in 2005 partially offset the negative earnings impact of the aforementioned items.

      Net interest income for the second quarter of 2005 amounted to $17.0 million, a 14.5% increase over the $14.9 million recorded in the second quarter of 2004. Net interest income for the six months ended June 30, 2005 amounted to $33.3 million, a 12.4% increase over the $29.6 million recorded in the same six month period in 2004. Both of these increases are primarily attributable to growth in loans and deposits during the periods indicated.

      The Company's net interest margins (tax-equivalent net interest income divided by average earning assets) realized for the three and six month periods ended June 30, 2005 were slightly higher than the net interest margins realized for the comparable periods in 2004. The Company's net interest margin for the second quarter of 2005 was 4.31% compared to 4.26% for the second quarter of 2004. The Company's net interest margin for the first six months of 2005 was 4.32% compared to 4.31% for the same six months of 2004. The positive impact of a rising interest rate environment on the Company's net interest margin has been largely offset by the mix of the Company's deposit growth being more concentrated in the categories of time deposits and time deposits greater than $100,000, the Company's highest cost categories of deposits.

      The provision for loan losses amounted to $845,000 in the second quarter of 2005 compared to $740,000 in the second quarter of 2004, and the provision for loan losses for the first six months of 2005 was $1,425,000 compared to $1,310,000 for the first six months of 2004. The Company's ratio of annualized net charge-offs to average loans was 8 basis points for each of the three and six month periods ended June 30, 2005, compared to 11 basis points and 9 basis points for the same three and six month periods in 2004, respectively. The Company's level of nonperforming assets to total assets was 0.36% at June 30, 2005 compared to 0.33% a year earlier.

      Noninterest income amounted to $3,712,000 for the second quarter of 2005, a 5.1% decrease from the $3,912,000 recorded in the second quarter of 2004. Noninterest income for the six months ended June 30, 2005 amounted to $7,422,000, a decrease of 3.7% from the $7,705,000 recorded in the first half of 2004. The decreases for both periods in 2005 compared to 2004 were primarily a result of lower service charges on deposit accounts.

      Noninterest expenses amounted to $12.3 million in the second quarter of 2005, a 15.4% increase over the $10.6 million in 2004. Noninterest expenses for the six months ended June 30, 2005 amounted to $24.0 million, a 12.4% increase from the $21.3 million recorded in the first six months of 2004. These increases in noninterest expenses are primarily attributable to costs associated with the Company's overall growth in loans, deposits and branch network.

      The Company's effective tax rate for the three and six months ended June 30, 2005 was approximately 39% for both periods, whereas for the comparable periods of 2004 the Company's effective tax rate was approximately 34%-35%. The higher effective tax rates in 2005 compared to 2004 are a result of the Company changing certain elements of its operating structure in order to potentially avoid controversy with state taxing authorities. The higher incremental tax rate negatively impacted the Company's net income by approximately $370,000 for the second quarter of 2005 and $645,000 for the six months ended June 30, 2005. For additional information, see Note 10 to the consolidated financial statements above and the section below entitled "Liquidity, Commitments, and Contingencies."

      The Company's annualized return on average assets for the second quarter of 2005 was 1.09% compared to 1.29% for the second quarter of 2004. The Company's annualized return on average assets for the six months ended June 30, 2005 was 1.13% compared to 1.28% for the first half of 2004.

      The Company's annualized return on average equity for the second quarter of 2005 was 12.07% compared to 13.48% for the second quarter of 2004. The Company's annualized return on average equity for the six months ended June 30, 2005 was 12.32% compared to 13.29% for the first half of 2004.

Components of Earnings

      Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets.

      Net interest income for the three month period ended June 30, 2005 amounted to $17,007,000, an increase of $2,148,000, or 14.5%, from the $14,859,000 recorded in the second quarter of 2004. Net interest income on a taxable equivalent basis for the three month period ended June 30, 2005 amounted to $17,118,000, an increase of $2,140,000, or 14.3%, from the $14,978,000 recorded in the second quarter of 2004.

      Net interest income for the six months ended June 30, 2005 amounted to $33,292,000, an increase of $3,660,000, or 12.4%, from the $29,632,000 recorded in the first six months of 2004. Net interest income on a taxable equivalent basis for the six months ended June 30, 2005 amounted to $33,516,000, an increase of $3,642,000, or 12.2%, from the $29,874,000 recorded in the first six months of 2004.

      There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and
2) the Company's net interest margin. For the three and six month periods ended June 30, 2005, growth in loans and deposits were the primary cause for the increases in net interest income, as the Company's net interest margins in 2005 were just slightly higher than those realized in 2004.

      For internal purposes and in the discussion that follows, the Company evaluates its net interest income on a tax-equivalent basis by adding the tax benefit realized from tax-exempt securities to reported interest income. The following tables present net interest income analysis on a taxable-equivalent basis.

                                                               For the Three Months Ended June 30,
                                        ----------------------------------------------------------------------------------
                                                         2005                                       2004
                                        ---------------------------------------    ---------------------------------------
                                                                      Interest                                   Interest
                                          Average       Average        Earned        Average       Average        Earned
($ in thousands)                          Volume         Rate         or Paid        Volume         Rate         or Paid
                                        -----------    --------     -----------    -----------    --------     -----------
Assets
Loans (1)                               $ 1,409,118        6.47%    $    22,732    $ 1,273,672        5.74%    $    18,192
Taxable securities                          119,180        4.75%          1,411        100,776        4.51%          1,129
Non-taxable securities (2)                   10,712        8.54%            228         12,597        8.27%            259
Short-term investments                       53,835        3.33%            447         27,050        1.55%            104
                                        -----------                 -----------    -----------                 -----------
Total interest-earning assets             1,592,845        6.25%         24,818      1,414,095        5.60%         19,684
                                        -----------                 -----------                                -----------

Liabilities
Savings, NOW and money
     market deposits                    $   477,311        0.81%    $       958    $   472,520        0.50%    $       583
Time deposits >$100,000                     359,487        3.04%          2,725        260,976        2.24%          1,456
Other time deposits                         447,634        2.69%          3,007        406,872        1.98%          2,006
                                        -----------    --------     -----------    -----------    --------     -----------
     Total interest-bearing deposits      1,284,432        2.09%          6,690      1,140,368        1.43%          4,045
Other, principally borrowings                76,933        5.27%          1,010         70,946        3.75%            661
                                        -----------                 -----------    -----------                 -----------
Total interest-bearing liabilities        1,361,365        2.27%          7,700      1,211,314        1.56%          4,706
                                                                    -----------                                -----------
Non-interest-bearing deposits               182,461                                    159,895
Net yield on interest-earning
  assets and  net interest income                          4.31%    $    17,118                       4.26%    $    14,978
                                                                    ===========                                ===========
Interest rate spread                                       3.98%                                      4.04%

Average prime rate                                         5.91%                                      4.00%

--------------------------------------------------------------------------------
(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2) Includes tax-equivalent adjustments of $111,000 and $119,000 in 2005 and 2004, respectively, to reflect the tax benefit that the Company receives related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.
--------------------------------------------------------------------------------

                                                                For the Six Months Ended June 30,
                                        ----------------------------------------------------------------------------------
                                                         2005                                       2004
                                        ---------------------------------------    ---------------------------------------
                                                                      Interest                                   Interest
                                          Average       Average        Earned        Average       Average        Earned
($ in thousands)                          Volume         Rate         or Paid        Volume         Rate         or Paid
                                        -----------    --------     -----------    -----------    --------     -----------
Assets
Loans (1)                               $ 1,396,167        6.37%    $    44,091    $ 1,254,874        5.80%    $    36,195
Taxable securities                          111,214        4.65%          2,566        100,438        4.57%          2,284
Non-taxable securities (2)                   11,026        8.60%            470         12,756        8.23%            522
Short-term investments                       46,598        3.11%            719         25,034        1.53%            190
                                        -----------                 -----------    -----------                 -----------
Total interest-earning assets             1,565,005        6.17%         47,846      1,393,102        5.66%         39,191
                                                                    -----------                                -----------

Liabilities
Savings, NOW and money
     market deposits                    $   475,997        0.78%    $     1,839    $   467,820        0.49%    $     1,146
Time deposits >$100,000                     350,987        2.91%          5,070        253,548        2.24%          2,821
Other time deposits                         436,256        2.53%          5,481        404,456        2.00%          4,031
                                        -----------                 -----------    -----------                 -----------
     Total interest-bearing deposits      1,263,240        1.98%         12,390      1,125,824        1.43%          7,998
Other, principally borrowings                76,808        5.09%          1,940         71,275        3.72%          1,319
                                        -----------                 -----------    -----------                 -----------
Total interest-bearing liabilities        1,340,048        2.16%         14,330      1,197,099        1.57%          9,317
                                                                    -----------                                -----------
Non-interest-bearing deposits               177,567                                    154,354
Net yield on interest-earning
  assets and  net interest income                          4.32%    $    33,516                       4.31%    $    29,874
                                                                    ===========                                ===========
Interest rate spread                                       4.01%                                      4.09%

Average prime rate                                         5.67%                                      4.00%

--------------------------------------------------------------------------------
(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2) Includes tax-equivalent adjustments of $224,000 and $242,000 in 2005 and 2004, respectively, to reflect the tax benefit that the Company receives related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.
--------------------------------------------------------------------------------

      Average loans outstanding for the second quarter of 2005 were $1.409 billion, which was 10.6% higher than the average loans outstanding for the second quarter of 2004 ($1.274 billion). Average loans outstanding for the six months ended June 30, 2005 were $1.396 billion, which was 11.3% higher than the average loans outstanding for the six months ended June 30, 2004 ($1.255 billion).

      The mix of the Company's loan portfolio remained substantially the same at June 30, 2005 compared to December 31, 2004 with approximately 85% of the Company's loans being real estate loans, 10% being commercial, financial, and agricultural loans, and the remaining 5% being consumer installment loans.

      Average total deposits outstanding for the second quarter of 2005 were $1.467 billion, which was 12.8% higher than the average deposits outstanding for the second quarter of 2004 ($1.300 billion). Average deposits outstanding for the six months ended June 30, 2005 were $1.441 billion, which was 12.5% higher than the average deposits outstanding for the six months ended June 30, 2004 ($1.280 billion). Generally, the Company can reinvest funds from deposits at higher yields than the interest rate being paid on those deposits, and therefore increases in deposits typically result in higher amounts of net interest income for the Company.

      See additional discussion regarding the nature of the growth in loans and deposits in the section entitled "Financial Condition" below. The effect of the higher amounts of average loans and deposits was to increase net interest income in 2005.

      As derived from the tables above, yields on interest earning assets and liabilities are both 50-75 bps higher for the periods presented in 2005 compared to 2004 as a result of the rising rate environment that began in the third quarter of 2004. From July 1, 2004 to June 30, 2005, the Federal Reserve raised short-term interest rates nine times totaling 225 basis points. The Company's net interest margin (tax-equivalent net interest income divided by average earning assets) has remained fairly stable during the period of rising rates, with the Company's net interest margin amounting to 4.31% in the second quarter of 2005 compared to 4.26% in the second quarter of 2004, and the Company's net interest margin amounting to 4.32% for the six months ended June 30, 2005 compared to 4.31% for the same six months of 2004.

      See additional information regarding net interest income in the section entitled "Interest Rate Risk."

      The provision for loan losses amounted to $845,000 in the second quarter of 2005 compared to $740,000 in the second quarter of 2004, and the provision for loan losses for the first six months of 2005 was $1,425,000 compared to $1,310,000 for the first six months of 2004. The higher provision for loan losses in the second quarter of 2005 compared to the second quarter of 2004 came despite $14 million in lower net loan growth in the second quarter of 2005 compared to the second quarter of 2004 ($31 million vs. $45 million). The primary reason for the higher provision for loan losses was a $6 million increase in the level of internally classified loans during the second quarter of 2005, which necessitated higher reserves.

      Noninterest income amounted to $3,712,000 for the second quarter of 2005, a 5.1% decrease from $3,912,000 recorded in the second quarter of 2004.
Noninterest income for the six months ended June 30, 2005 amounted to $7,422,000, a decrease of 3.7% from the $7,705,000 recorded in the first half of 2004. The decreases for both periods in 2005 compared to 2004 were primarily a result of lower service charges on deposit accounts. Service charges on deposit accounts for each of the first two quarters of 2005 were approximately $200,000 lower than each of the first two quarters of 2004. Service charges on deposit accounts have decreased primarily as a result of the negative impact that higher short term interest rates have on the service charges that the Company earns from its commercial depositors - in the Company's commercial account service charge rate structure, commercial depositors are given "earnings credits" (negatively impacting service charges) on their average deposit balances that are tied to short term interest rates.

      Other service charges, commissions, and fees amounted to $935,000 and $1,989,000 for the three and six months ended June 30, 2005, reflecting increases of approximately $150,000 in each of the first two quarters of 2005 compared to the same two periods of 2004. The increases have been primarily a result of growth in credit card merchant income as a result of growth in the Company's merchant card base, and debit card income as a result of growing acceptance and usage by customers.

      Fees from presold mortgages amounted to $285,000 and $523,000 for the three and six months ended June 30, 2005 compared to $290,000 and $478,000 for the comparable periods in 2004, respectively. The low single-family home mortgage interest rate environment that has been in effect over the past few years continues to result in a relatively high volume of mortgage loan originations. Over the past six quarters, fees from presold mortgages have ranged from $188,000 to $290,000 per quarter, with an average of $248,000 per quarter.

      Commissions from sales of insurance and financial products amounted to $314,000 in the second quarter of 2005 compared to the $365,000 in the second quarter of 2004, and amounted to $609,000 in the first six months of 2005 compared to $677,000 for the same period of 2004. This line item includes commissions the Company receives from three sources - 1) sales of credit insurance associated with new loans, 2) commissions from the sales of investment, annuity, and long-term care insurance products, and 3) commissions from the sale of property and casualty insurance. The following table presents these components for the three and six month periods ended June 30, 2005 compared to the same periods in 2004:

                                   Three Months Ended June 30,                Six Months Ended June 30,
                             --------------------------------------     --------------------------------------
                                                    $          %                               $          %
($ in thousands)               2005      2004     Change     Change       2005      2004     Change     Change
                             -------   -------   -------    -------     -------   -------   -------    -------
Commissions earned from:
Sales of credit insurance    $    86        89        (3)      (3.4)%   $   157       148         9        6.1%
Sales of investments,
  annuities, and long term
  care insurance                  47       103       (56)     (54.4)%        79       157       (78)     (49.7)%
Sales of property and
  casualty insurance             181       173         8        4.6%        373       372         1        0.3%
                             -------   -------   -------    -------     -------   -------   -------    -------
  Total                      $   314       365       (51)     (14.0)%   $   609       677       (68)     (10.0)%
                             =======   =======   =======    =======     =======   =======   =======    =======

      As shown in the table above, lower "sales of investments, annuities, and long-term care insurance" is the primary cause for the decrease in recorded insurance and financial product commissions. The decrease in this component is primarily due to two employees in this area being transferred to another division of the Company and not yet being replaced.

      The Company's data processing subsidiary makes its excess data processing capabilities available to area financial institutions for a fee. At June 30, 2004, the Company had five community bank customers using this service. However, during the fourth quarter of 2004, the Company was notified by three of the customers that they intended to terminate their contracts with the Company in the first half of 2005, with each customer switching to a lower cost service provider. Data processing fees amounted to $58,000 in the second quarter of 2005 compared to $104,000 in the second quarter of 2005. Due to conversion fees charged by the Company in the first quarter of 2005, data processing fees of $205,000 recorded in the first six months of 2005 slightly exceeded the $200,000 recorded in the first six months of 2004. The Company intends to continue to market this service to area banks, but does not have any new contracts in place at this time.

      Also, the Company had securities and other losses of $25,000 in the second quarter of 2005 compared to securities and other gains of $14,000 in the second quarter of 2004, a negative change of $39,000. For the first six months of 2005, the Company had securities and other losses of $57,000 compared to securities and other gains of $106,000 in the first six months of 2004, a negative change of $163,000.

      Noninterest expenses amounted to $12,260,000 in the second quarter of 2005, a 15.4% increase over the $10,622,000 in 2004. Noninterest expenses for the six months ended June 30, 2005 amounted to $23,975,000, a 12.4% increase from the $21,335,000 recorded in the first six months of 2004. The increase in noninterest expenses is primarily attributable to costs associated with the Company's overall growth in loans, deposits and branch network. Additionally, in the second quarter of 2005, the Company incurred expenses totaling $500,000 ($320,000 after-tax) that were not incurred in the second quarter of 2004 relating to the following items: immediately vested post-retirement benefits granted to the Company's CEO totaling $196,000, external Sarbanes-Oxley costs related to the 2004 certification of $181,000, and public relation expenses of $123,000 associated with the Company's sponsorship of the 2005 U.S. Open Golf Tournament that was held in the Company's largest market - Moore County, North Carolina. Also impacting year to date results through June 30, 2005 were external Sarbanes-Oxley costs of $325,000 ($195,000 after-tax) recorded in the first quarter of 2005, whereas no external Sarbanes-Oxley costs had yet been incurred through June 30, 2004.

      The provision for income taxes was $2,962,000 in the second quarter of 2005, an effective tax rate of 38.9%, compared to $2,523,000 in the second quarter of 2004, an effective tax rate of 34.1%. The provision for income taxes was $5,946,000 for the six months ended June 30, 2005, an effective tax rate of 38.8%, compared to $5,086,000 for the six months ended June 30, 2004, an effective tax rate of 34.6%. The increase in the effective tax rates in 2005 has been result of the Company changing certain elements of its operating structure in order to potentially avoid controversy with state taxing authorities, as discussed in more detail in Note 10 to the consolidated financial statements and in the section below entitled "Liquidity, Commitments, and Contingencies." The higher incremental tax rate negatively impacted the Company's net income by approximately $370,000 for the second quarter of 2005 and $645,000 for the six months ended June 30, 2005. The Company expects its effective tax rate to remain at approximately 39% for the foreseeable future.

      The Consolidated Statements of Comprehensive Income reflect "Other Comprehensive Income" of $542,000 during the second quarter of 2005 and "Other Comprehensive Loss" of $315,000 for the six months ended June 30, 2005, compared to "Other Comprehensive Loss" of $1,960,000 and $1,526,000 for the three and six months ended June 30, 2004, respectively. The primary component of other comprehensive income/loss for the periods presented relates to changes in unrealized holding gains/losses of the Company's available for sale securities. The Company's available for sale securities portfolio is predominantly comprised of fixed rate bonds that increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. In 2004, rising short-term and long-term bond yields in the marketplace resulted in significant declines in value of the Company's available for sale securities portfolio. In the second quarter of 2005, a general decline in bond yields increased unrealized holding gains, whereas for the six months ended June 30, 2005 the positive impact of declining long-term bond yields in the marketplace was more than offset by a rise in short-term bond yields, resulting in the net unrealized holding loss for that six month period.

FINANCIAL CONDITION

      Total assets at June 30, 2005 amounted to $1.74 billion, 11.6% higher than a year earlier. Total loans at June 30, 2005 amounted to $1.43 billion, a 9.9% increase from a year earlier, and total deposits amounted to $1.47 billion at June 30, 2005, a 13.1% increase from a year earlier.

      The following tables present information regarding the nature of the Company's growth since June 30, 2004.

                                  Balance at                                    Balance at      Total      Percentage growth,
       July 1, 2004 to           beginning of     Internal      Growth from       end of      percentage       excluding
        June 30, 2005               period         Growth       Acquisitions      period        growth        acquisitions
-----------------------------    ------------    -----------    ------------   -----------    -----------  ------------------
                                                                     ($ in thousands)
Loans                             $ 1,297,224        128,632             --      1,425,856            9.9%            9.9%
                                  ===========    ===========    ===========    ===========    ===========     ===========

Deposits - Noninterest bearing    $   157,820         26,785             --        184,605           17.0%           17.0%
Deposits - Savings, NOW, and
     Money Market                     466,711          9,931             --        476,642            2.1%            2.1%
Deposits - Time>$100,000              269,284         80,688             --        349,972           30.0%           30.0%
Deposits - Time<$100,000              406,989         52,672             --        459,661           12.9%           12.9%
                                  -----------    -----------    -----------    -----------    -----------     -----------
   Total deposits                 $ 1,300,804        170,076             --      1,470,880           13.1%           13.1%
                                  ===========    ===========    ===========    ===========    ===========     ===========

     January 1, 2005 to
       June 30, 2005
-----------------------------
Loans                             $ 1,367,053         58,803             --      1,425,856            4.3%            4.3%
                                  ===========    ===========    ===========    ===========    ===========     ===========

Deposits - Noninterest bearing    $   165,778         18,827             --        184,605           11.4%           11.4%
Deposits - Savings, NOW, and
     Money Market                     472,811          3,831             --        476,642            0.8%            0.8%
Deposits - Time>$100,000              334,756         15,216             --        349,972            4.5%            4.5%
Deposits - Time<$100,000              415,423         44,238             --        459,661           10.6%           10.6%
                                  -----------    -----------    -----------    -----------    -----------     -----------
   Total deposits                 $ 1,388,768         82,112             --      1,470,880            5.9%            5.9%
                                  ===========    ===========    ===========    ===========    ===========     ===========

      Approximately $18 million of the year-over-year deposit increase of $170 million relates to wholesale brokered deposits that the Company gathered in the second half of 2004 in order to help fund high loan growth. The Company gathered a total of $50 million in brokered deposits in the second half of 2004, of which $32 million matured in the second quarter of 2005 (and were not renewed), thus reducing the amount of growth that would have otherwise been reflected in the second of the two tables above.

      The Company experienced solid loan and deposit growth during the first half of 2005, with loans increasing by $59 million, or 8.6% on an annualized basis, and deposits increasing by $82 million, or 11.8% on an annualized basis. For the twelve months preceding June 30, 2005, the Company's loans increased by $129 million, or 9.9% and deposits increased $170 million, or 13.1%. The Company opened two de novo branches in 2004 and one in 2005, which contributed to the internal growth.

      The mix of the Company's loan portfolio remains substantially the same at June 30, 2005 compared to December 31, 2004 with approximately 85% of the Company's loans being real estate loans, 10% being commercial, financial, and agricultural loans, and the remaining 5% being consumer installment loans.

      Over the six and twelve months ended June 30, 2005, time deposits have experienced significantly more growth than the other deposit categories due to the following reasons: 1) the Company has attractively priced time deposits in order to fund loan growth, and 2) during the second half of 2004, the Company entered the "brokered deposit" market, as discussed above.

Nonperforming Assets

      Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. Nonperforming assets are summarized as follows:

                                                            June 30,     December 31,     June 30,
        ($ in thousands)                                      2005           2004           2004
        -------------------------------------------------------------------------------------------
        Nonperforming loans:
           Nonaccrual loans                                $    3,806          3,707          3,320
           Restructured loans                                      15             17             18
           Accruing loans > 90 days past due                       --             --             --
                                                           ----------     ----------     ----------
        Total nonperforming loans                               3,821          3,724          3,338
        Other real estate                                       2,520          1,470          1,857
                                                           ----------     ----------     ----------
        Total nonperforming assets                         $    6,341          5,194          5,195
                                                           ==========     ==========     ==========

        Nonperforming loans to total loans                       0.27%          0.27%          0.26%
        Nonperforming assets as a percentage of loans
           and other real estate                                 0.44%          0.38%          0.40%
        Nonperforming assets to total assets                     0.36%          0.32%          0.33%
        Allowance for loan losses to total loans                 1.10%          1.08%          1.10%

      Management has reviewed the collateral for the nonperforming assets, including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

      Nonperforming loans (which includes nonaccrual loans and restructured loans) as of June 30, 2005, December 31, 2004, and June 30, 2004 totaled $3,821,000, $3,724,000, and $3,338,000, respectively. Nonperforming loans as a percentage of total loans amounted to 0.27%, 0.27%, and 0.26%, at June 30, 2005, December 31, 2004, and June 30, 2004, respectively. The variances in the dollar amount of nonperforming loans among the periods has been primarily due to changes in nonaccrual loans, as restructured loans have not changed significantly. The primary reason for the increase in the amount of nonaccrual loans at June 30, 2005 compared to a year earlier is due to two commercial real estate loans to the same borrower totaling $991,000 at June 30, 2005. A loan to this borrower amounting to $279,000 was put on nonaccrual basis in the fourth quarter of 2004, while the other loan, which amounted to $712,000, was put on nonaccrual basis in the first quarter of 2005. The

Company evaluated the underlying collateral securing this loan relationship and established a specific reserve of $275,000 at June 30, 2005. The next largest nonaccrual relationship at June 30, 2005 amounted to $337,000.

      At June 30, 2005, December 31, 2004, and June 30, 2004, the recorded investment in loans considered to be impaired was $1,956,000, $1,578,000, and $1,215,000, respectively, all of which were on nonaccrual status. The increase in impaired loans over the three periods presented is primarily related to the same credit relationship noted above that is on nonaccrual status. At June 30, 2005, December 31, 2004, and June 30, 2004, the related allowance for loan losses for all impaired loans was $629,000, $370,000, and $480,000, respectively. At June 30, 2005, December 31, 2004, and June 30, 2004, there was $178,000, $532,000, and $0 in impaired loans for which there was no related allowance. The average recorded investments in impaired loans during the six month period ended June 30, 2005, the year ended December 31, 2004, and the six months ended June 30, 2004 were approximately $1,891,000, $1,317,000, and $1,313,000, respectively. For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

      The Company's other real estate owned amounted to $2,520,000, $1,470,000, and $1,857,000 at June 30, 2005, December 31, 2004 and June 30, 2004,
respectively. The single largest property causing the increase in the balance was the addition in June 2005 of a four-unit apartment building with a recorded balance of $487,000. The Company's management has reviewed recent appraisals of its other real estate and believes that their fair values, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

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

      The provision for loan losses amounted to $845,000 in the second quarter of 2005 compared to $740,000 in the second quarter of 2004, and the provision for loan losses for the first six months of 2005 was $1,425,000 compared to $1,310,000 for the first six months of 2004. The higher provision for loan losses in the second quarter of 2005 compared to the second quarter of 2004 came despite $14 million in lower net loan growth in the second quarter of 2005 compared to the second quarter of 2004 ($31 million vs. $45 million). The primary reason for the higher provision for loan losses was a $6 million increase in the level of internally classified loans during the second quarter of 2005, which necessitated higher reserves.

      At June 30, 2005, the allowance for loan losses amounted to $15,622,000, compared to $14,717,000 at December 31, 2004 and $14,313,000 at June 30, 2004.
The allowance for loan losses as a percentage of total loans did not vary significantly among the periods presented, amounting to 1.10% at June 30, 2005, 1.08% at December 31, 2004, and 1.10% at June 30, 2005.

      Management believes the Company's reserve levels are adequate to cover probable loan losses on the loans outstanding as of each reporting date. It must be emphasized, however, that the determination of the reserve using the Company's procedures and methods rests upon various judgments and assumptions about economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. See "Critical Accounting Policies - Allowance for Loan Losses" above.

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

                                                                        Six Months      Twelve Months       Six Months
                                                                          Ended             Ended              Ended
                                                                         June 30,        December 31,        June 30,
     ($ in thousands)                                                      2005              2004              2004
                                                                       ------------     -------------      ------------
      Loans outstanding at end of period                               $  1,425,856         1,367,053         1,297,224
                                                                       ============      ============      ============
      Average amount of loans outstanding                              $  1,396,167         1,295,682         1,254,874
                                                                       ============      ============      ============

      Allowance for loan losses, at
         beginning of period                                           $     14,717            13,569            13,569

             Total charge-offs                                                 (680)           (1,938)             (650)
             Total recoveries                                                   160               181                84
                                                                       ------------      ------------      ------------
                  Net charge-offs                                              (520)           (1,757)             (566)
                                                                       ------------      ------------      ------------

      Additions to the allowance charged to expense                           1,425             2,905             1,310
                                                                       ------------      ------------      ------------

      Allowance for loan losses, at end of period                      $     15,622            14,717            14,313
                                                                       ============      ============      ============

      Ratios:
         Net charge-offs (annualized) as a percent of average loans            0.08%             0.14%             0.09%
         Allowance for loan losses as a
               percent of loans at end of period                               1.10%             1.08%             1.10%

      Based on the results of the Company's loan analysis and grading program and management's evaluation of the allowance for loan losses at June 30, 2005, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2004.

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

      In addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources - 1) an approximately $307 million line of credit with the Federal Home Loan Bank (of which $60 million had been drawn at June 30, 2005), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at June 30, 2005), and 3) an approximately $64 million line of credit through the Federal Reserve Bank of Richmond's discount window (none of which was outstanding at June 30, 2005).

      The Company's liquidity increased slightly from December 31, 2004 to June 30, 2005, as a result of deposit growth that exceeded loan growth during the first half of the year. The Company's loan to deposit ratio was

96.9% at June 30, 2005 compared to 98.4% at December 31, 2004. The level of the Company's liquid assets (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) as a percentage of deposits and borrowings was 14.8% at June 30, 2005 compared to 13.1% at December 31, 2004.

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

      Based on consultations with the Company's tax advisors, the Company's organizational structure had historically been established in a way to minimize its tax liabilities. In December 2004, state taxing authorities announced that they would vigorously pursue taxpayers who have engaged in activities deemed to be "income-shifting," and the Company is aware that state taxing authorities have challenged a bank holding company with a similar operating structure as the Company that they deem to result in "income-shifting." While the Company believes its tax position is sound, in the first quarter of 2005, the Company decided to discontinue certain elements of its operating structure to potentially avoid controversy with state taxing authorities. If the Company's position with regard to its operating structure were to be challenged by state taxing authorities for past years and resulted in an assessment, the Company estimates that its exposure could be $5.9 million (net of federal tax benefit), including interest and penalties. If such an assessment were to occur, the Company would vigorously contest the assessment based on the belief that it has fully complied with relevant tax laws. Accordingly, the Company has not accrued a liability for this possibility. The Company has been recently notified by the North Carolina Department of Revenue that it intends to examine the Company's tax returns for the past three years. As a result of discontinuing certain elements of the Company's operating structure, the Company estimates that its effective tax rate will increase from approximately 34% in 2004 to approximately 39% in 2005. If the Company's effective tax rate had been 39% in 2004, the Company's net income would have been lower by approximately $1.3 million. See additional discussion regarding the impact that the effective tax rate had on 2005 earnings in the "Components of Earnings" section above.

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

      Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. The Company has not engaged in significant derivative activities through June 30, 2005, and has no current plans to do so.

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

      At June 30, 2005, the Company's capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents the Company's capital ratios and the regulatory minimums discussed above for the periods indicated.


                                                              June 30,     December 31,    June 30,
                                                                2005           2004          2004
                                                            ------------   ------------  ------------
      Risk-based capital ratios:
         Tier I capital to Tier I risk adjusted assets         10.81%          10.95%       11.12%
         Minimum required Tier I capital                        4.00%           4.00%        4.00%

         Total risk-based capital to
               Tier II risk-adjusted assets                    11.83           11.97%       12.17%
         Minimum required total risk-based capital              8.00%           8.00%        8.00%

      Leverage capital ratios:
         Tier I leverage capital to
             adjusted most recent quarter average assets        8.73%           8.90%        9.04%
         Minimum required Tier I leverage capital               4.00%           4.00%        4.00%

      The Company's capital ratios decreased from June 30, 2004 to December 31, 2004 primarily as a result of stock repurchases and the Company's balance sheet growth. In the first six months of 2005, although the Company did not repurchase any stock, the Company's capital ratios decreased slightly as a result of strong balance sheet growth.

      The Company's bank subsidiary is also subject to similar capital requirements as those discussed above. The bank subsidiary's capital ratios do not vary materially from the Company's capital ratios presented above. At June 30, 2005, the Company's bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

SHARE REPURCHASES

      During the first half of 2005, the Company did not repurchase any of its own common stock. At June 30, 2005, the Company had approximately 315,000 shares available for repurchase under existing authority from its board of directors. The Company may repurchase these shares in open market and privately negotiated transactions, as market conditions and the Company's liquidity warrant, subject to compliance with applicable regulations. See also Part II, Item 2 "Unregistered Sales of Equity Securities and Use of Proceeds."

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

      Using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are included in the period of their expected call), at June 30, 2005 the Company had $283 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at June 30, 2005 subject to interest rate changes within one year are deposits totaling $477 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

      Thus, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates. Conversely, it was the Company's experience that each interest rate cut that occurred in the 2001-2003 period of declining rates negatively impacted (at least temporarily) the Company's net interest margin and that interest rate increases occurring since July 1, 2004 have positively impacted (at least temporarily) the Company's net interest margin. Generally, when rates change, the Company's interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while the Company's interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. The net effect is that in the twelve month horizon, as rates change, the impact of having a higher level of interest-sensitive liabilities is substantially negated by the later and typically lower proportionate change these liabilities experience compared to interest sensitive assets. However, the rate cuts totaling 75 basis points that occurred in late 2002 and mid-2003 had a more pronounced and a longer lasting negative impact on the Company's net interest margin than previous rate cuts because of the inability of the Company to reset deposit rates by an amount (because of their already near-zero rates) that would offset the negative impact of the rate cut on the yields earned on the Company's interest earning assets. Additionally, over the past few years, the Company has originated significantly more adjustable rate loans compared to fixed rate loans in an effort to protect itself from an anticipated rise in the interest rate environment. Adjustable rate loans generally carry lower initial interest rates than fixed rate loans. For these reasons, the second quarter of 2004 marked the fifth consecutive quarter of declining net interest margins. Since the second half of 2004, the Federal Reserve increased interest rates nine times totaling 225 basis points, which was largely responsible for the Company's net interest margin reversing its downward trend and increasing for three consecutive quarters (the last two quarters of 2004 and the first quarter of 2005) before declining by two basis points in the second quarter of 2005. The immediate positive impact of the rising interest rate environment on the Company's net interest margin has been largely offset by the mix of the Company's deposit growth being more concentrated in the categories of time deposits and time deposits greater than $100,000, the Company's highest cost categories of deposits.

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

Part II.  Other Information

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds


                                               Issuer Purchases of Equity Securities
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Total Number of Shares       Maximum Number of
                                                                                  Purchased as Part of      Shares that May Yet Be
                                    Total Number of       Average Price Paid       Publicly Announced         Purchased Under the
            Period                  Shares Purchased          per Share             Plans or Programs        Plans or Programs (1)
--------------------------------   ------------------    --------------------   ------------------------   ------------------------
April 1, 2005 to April 30, 2005             --                    --                        --                      315,015

May 1, 2005 to May 31, 2005                 --                    --                        --                      315,015

June 1, 2005 to June 30, 2005               --                    --                        --                      315,015
                                   ------------------    --------------------   ------------------------   ------------------------
Total                                       --                    --                        --                      315,015(2)
                                   ==================    ====================   ========================   ========================

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

(2) The above table above does not include shares that were used by option holders to satisfy the exercise price of the Company's call options issued by the Company to its employees and directors pursuant to the Company's stock option plans. There was one such exercise during the three months ended June 30, 2005. In May 2005, 440 shares of the Company's common stock, with a market price of $22.44 per share, were used to satisfy an exercise of options.

Item 4 - Submission of Matters to a Vote of Security Holders

      The following proposal was considered and acted upon at the annual meeting of shareholders of the Company held on May 5, 2005:

            Proposal 1
            A proposal to elect eighteen (18) directors to serve until the next annual meeting of shareholders and until their successors are elected and qualified.

                                                        Voted         Withheld
            Nominee                                      For          Authority
                                                     ----------      ----------
            Jack D. Briggs                            11,870,669       127,143
            R. Walton Brown                           11,872,777       125,035
            H. David Bruton, M.D.                     11,847,908       149,904
            David L. Burns                            11,862,157       135,654
            John F. Burns                             11,815,298       182,513
            Mary Clara Capel                          11,866,802       131,010
            Goldie Wallace-Gainey                     11,864,312       133,499
            James H. Garner                           11,867,176       130,636
            James G. Hudson, Jr.                      11,870,446       127,366
            George R. Perkins, Jr.                    11,105,022       892,789
            Thomas F. Philips                         11,858,898       138,914
            William E. Samuels                        11,803,358       194,453
            Edward T. Taws                            11,861,592       136,220
            Frederick L. Taylor II                    11,875,810       122,002
            Virginia C. Thomasson                     11,851,567       146,245
            A. Jordan Washburn                        11,909,659        88,153
            Dennis A. Wicker                          11,910,370        87,441
            John C. Willis                            11,869,432       128,380

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

10.a Copy of an Amendment to Employment Agreement between the Company and James G. Hudson, Jr. was filed as Exhibit 10(a) to the Form 8-K filed on April 29, 2005, and is incorporated herein by reference. *

10.b Copy of an Amendment to Employment Agreement between the Company and James H. Garner. was filed as Exhibit 10(a) to the Form 8-K filed on April 29, 2005, and is incorporated herein by reference. *

31.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

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




                                                 FIRST BANCORP


             August 8, 2005                      BY:   James H. Garner
                                                 ---------------------------
                                                       James H. Garner
                                                          President
                                                 (Principal Executive Officer),
                                                    Treasurer and Director


             August 8, 2005                      BY:   Anna G. Hollers
                                                 ---------------------------
                                                       Anna G. Hollers
                                                   Executive Vice President
                                                        and Secretary


             August 8, 2005                      BY:   Eric P. Credle
                                                 ---------------------------
                                                       Eric P. Credle
                                                     Senior Vice President
                                                 and Chief Financial Officer