Form 10-Q
period 2005-09-30
FIRST BANCORP /NC/
filed 2005-11-09
CIK 811589

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

                         For the quarterly period ended
                               September 30, 2005

                             -----------------------

                         Commission File Number 0-15572

                                  FIRST BANCORP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           North Carolina                                                    56-1421916
----------------------------------------                     -------------------------------------------
       (State or Other Jurisdiction of                                     (I.R.S. Employer
       Incorporation or Organization)                                   Identification Number)

     341 North Main Street, Troy, North Carolina                            27371-0508
------------------------------------------------             -------------------------------------------
      (Address of Principal Executive Offices)                              (Zip Code)

 (Registrant's telephone number, including area code)                      (910) 576-6171
                                                             -------------------------------------------

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

                                 [X] YES [ ] NO

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 [ ] YES [X] NO

      As of November 1, 2005, 14,212,493 shares of the registrant's Common Stock, no par value, were outstanding. The registrant had no other classes of securities outstanding.

================================================================================

                                      INDEX
                         FIRST BANCORP AND SUBSIDIARIES

                                                                          Page

Part I.  Financial Information

Item 1 - Financial Statements

   Consolidated Balance Sheets -
   September 30, 2005 and 2004
   (With Comparative Amounts at December 31, 2004)                           3

   Consolidated Statements of Income -
   For the Periods Ended September 30, 2005 and 2004                         4

   Consolidated Statements of Comprehensive Income -
   For the Periods Ended September 30, 2005 and 2004                         5

   Consolidated Statements of Shareholders' Equity -
   For the Periods Ended September 30, 2005 and 2004                         6

   Consolidated Statements of Cash Flows -
   For the Periods Ended September 30, 2005 and 2004                         7

Notes to Consolidated Financial Statements                                   8

 Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition                  13

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk        29

 Item 4 - Controls and Procedures                                           30

Part II.  Other Information

 Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds       31

 Item 6 - Exhibits                                                          31

 Signatures                                                                 32

Part I.  Financial Information
Item 1 - Financial Statements

                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets

                                                       September 30,    December 31,     September 30,
($ in thousands-unaudited)                                  2005       2004 (audited)         2004
======================================================================================================
ASSETS
Cash & due from banks, noninterest-bearing             $      21,853           28,486           34,657
Due from banks, interest-bearing                              47,402           45,135           52,555
Federal funds sold                                            28,586           15,780               --
                                                       -------------    -------------    -------------
     Total cash and cash equivalents                          97,841           89,401           87,212
                                                       -------------    -------------    -------------
Securities available for sale (costs of $115,686,
     $87,368, and $90,938)                                   115,622           88,554           92,330

Securities held to maturity (fair values of $12,820,
      $14,451, and $14,242)                                   12,799           14,025           13,721

Presold mortgages in process of settlement                     3,586            1,771            1,781

Loans                                                      1,446,185        1,367,053        1,337,583
   Less:  Allowance for loan losses                          (15,879)         (14,717)         (14,351)
                                                       -------------    -------------    -------------
   Net loans                                               1,430,306        1,352,336        1,323,232
                                                       -------------    -------------    -------------

Premises and equipment                                        33,395           30,318           28,195
Accrued interest receivable                                    7,779            6,832            6,432
Intangible assets                                             49,300           49,330           50,199
Other                                                          7,406            6,346            7,072
                                                       -------------    -------------    -------------
        Total assets                                   $   1,758,034        1,638,913        1,610,174
                                                       =============    =============    =============

LIABILITIES
Deposits: Demand - noninterest-bearing                 $     192,399          165,778          160,791
          Savings, NOW, and money market                     460,709          472,811          463,144
          Time deposits of $100,000 or more                  349,620          334,756          288,988
          Other time deposits                                472,800          415,423          409,702
                                                       -------------    -------------    -------------
               Total deposits                              1,475,528        1,388,768        1,322,625
Repurchase agreements                                         12,409               --               --
Borrowings                                                   101,239           92,239          132,239
Accrued interest payable                                       3,543            2,677            2,539
Other liabilities                                             14,386            6,751            7,183
                                                       -------------    -------------    -------------
     Total liabilities                                     1,607,105        1,490,435        1,464,586
                                                       -------------    -------------    -------------

SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Issued and outstanding: 14,196,987,
         14,083,856, and 14,055,137 shares                    53,574           51,614           51,515
Retained earnings                                             97,655           96,347           93,430
Accumulated other comprehensive income (loss)                   (300)             517              643
                                                       -------------    -------------    -------------
     Total shareholders' equity                              150,929          148,478          145,588
                                                       -------------    -------------    -------------
          Total liabilities and shareholders' equity   $   1,758,034        1,638,913        1,610,174
                                                       =============    =============    =============

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                        Consolidated Statements of Income

                                                                 Three Months Ended           Nine Months Ended
                                                                    September 30,               September 30,
                                                             --------------------------   -------------------------
($ in thousands, except share data-unaudited)                    2005          2004           2005          2004
===================================================================================================================
INTEREST INCOME
Interest and fees on loans                                   $     24,240        19,321        68,331        55,516
Interest on investment securities:
     Taxable interest income                                        1,315         1,167         3,881         3,451
     Tax-exempt interest income                                       114           123           360           403
Other, principally overnight investments                              398           123         1,117           313
                                                             ------------    ----------   -----------    ----------
     Total interest income                                         26,067        20,734        73,689        59,683
                                                             ------------    ----------   -----------    ----------

INTEREST EXPENSE
Savings, NOW and money market                                       1,042           636         2,881         1,782
Time deposits of $100,000 or more                                   3,015         1,579         8,085         4,400
Other time deposits                                                 3,532         2,062         9,013         6,093
Other, primarily borrowings                                         1,126           916         3,066         2,235
                                                             ------------    ----------   -----------    ----------
     Total interest expense                                         8,715         5,193        23,045        14,510
                                                             ------------    ----------   -----------    ----------

Net interest income                                                17,352        15,541        50,644        45,173
Provision for loan losses                                             690           770         2,115         2,080
                                                             ------------    ----------   -----------    ----------

Net interest income after provision
   for loan losses                                                 16,662        14,771        48,529        43,093
                                                             ------------    ----------   -----------    ----------

NONINTEREST INCOME
Service charges on deposit accounts                                 2,180         2,325         6,333         6,879
Other service charges, commissions and fees                           961           809         2,950         2,499
Fees from presold mortgages                                           328           220           851           698
Commissions from sales of insurance and financial products            388           387           997         1,064
Data processing fees                                                   38           104           243           304
Securities gains                                                       --           100             2           288
Other gains (losses)                                                 (116)          351          (175)          269
                                                             ------------    ----------   -----------    ----------
     Total noninterest income                                       3,779         4,296        11,201        12,001
                                                             ------------    ----------   -----------    ----------

NONINTEREST EXPENSES
Salaries                                                            5,402         5,037        16,167        14,881
Employee benefits                                                   1,407         1,487         4,712         4,180
                                                             ------------    ----------   -----------    ----------
   Total personnel expense                                          6,809         6,524        20,879        19,061
Net occupancy expense                                                 797           686         2,259         2,084
Equipment related expenses                                            744           735         2,207         2,201
Intangibles amortization                                               71            95           217           284
Other operating expenses                                            3,065         3,052         9,899         8,797
                                                             ------------    ----------   -----------    ----------
     Total noninterest expenses                                    11,486        11,092        35,461        32,427
                                                             ------------    ----------   -----------    ----------

Income before income taxes                                          8,955         7,975        24,269        22,667
Income taxes                                                        9,646         2,778        15,592         7,864
                                                             ------------    ----------   -----------    ----------

NET INCOME (LOSS)                                            $       (691)        5,197         8,677        14,803
                                                             ============    ==========   ===========    ==========

Earnings (loss) per share:
     Basic                                                   $      (0.05)         0.37          0.61          1.05
     Diluted                                                        (0.05)         0.36          0.60          1.03

Weighted average common shares outstanding:
     Basic                                                     14,186,887    14,112,489    14,150,527    14,163,210
     Diluted                                                   14,186,887    14,335,860    14,353,169    14,407,085

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income

                                                     Three Months Ended        Nine Months Ended
                                                         September 30,           September 30,
                                                     --------------------    ---------------------
($ in thousands-unaudited)                             2005        2004        2005        2004
=================================================================================================
Net income (loss)                                    $   (691)      5,197       8,677      14,803
                                                     --------    --------    --------    --------
Other comprehensive income (loss):
   Unrealized gains (losses) on securities
     available for sale:
     Unrealized holding gains (losses) arising
        during the period, pretax                        (824)      2,079      (1,252)       (188)
           Tax benefit (expense)                          322        (811)        491          73
     Reclassification to realized gains                    --        (100)         (2)       (288)
           Tax expense                                     --          39           1         112
   Adjustment to minimum pension liability:
     Additional pension charge related to unfunded
       pension liability                                   --          --         (90)        (46)
     Tax benefit                                           --          --          35          18
                                                     --------    --------    --------    --------
Other comprehensive income (loss)                        (502)      1,207        (817)       (319)
                                                     --------    --------    --------    --------

Comprehensive income (loss)                          $ (1,193)      6,404       7,860      14,484
                                                     ========    ========    ========    ========

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Shareholders' Equity


                                                                                          Accumulated
                                                       Common Stock                           Other           Share-
                                               -------------------------     Retained     Comprehensive      holders'
(In thousands, except per share - unaudited)      Shares        Amount       Earnings     Income (Loss)       Equity
=======================================================================================================================
Balances, January 1, 2004                           14,153   $    55,392         85,502             962        141,856

Net income                                                                       14,803                         14,803
Cash dividends declared ($0.49 per share)                                        (6,875)                        (6,875)
Common stock issued under
     stock option plan                                 139           914                                           914
Common stock issued into
     dividend reinvestment plan                         51         1,080                                         1,080
Purchases and retirement of common
     stock                                            (288)       (6,212)                                       (6,212)
Tax benefit realized from exercise of
     nonqualified stock options                                      341                                           341
Other comprehensive loss                                                                           (319)          (319)
                                               -----------   -----------    -----------   -------------    -----------

Balances, September 30, 2004                        14,055   $    51,515         93,430             643        145,588
                                               ===========   ===========    ===========   =============    ===========

Balances, January 1, 2005                           14,084   $    51,614         96,347             517        148,478

Net income                                                                        8,677                          8,677
Cash dividends declared ($0.52 per share)                                        (7,369)                        (7,369)
Common stock issued under
     stock option plan                                  58           656                                           656
Common stock issued into
     dividend reinvestment plan                         55         1,204                                         1,204
Tax benefit realized from exercise of
   nonqualified stock options                                        100                                           100
Other comprehensive loss                                                                           (817)          (817)
                                               -----------   -----------    -----------   -------------    -----------

Balances, September 30, 2005                        14,197   $    53,574         97,655            (300)       150,929
                                               ===========   ===========    ===========   =============    ===========

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                             ---------------------
($ in thousands-unaudited)                                                      2005        2004
==================================================================================================
Cash Flows From Operating Activities
Net income                                                                   $   8,677      14,803
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                   2,115       2,080
     Net security premium amortization                                              83         135
     Loss (gain) on disposal of other real estate                                  112        (347)
     Gain on sale of securities available for sale                                  (2)       (288)
     Other losses                                                                   63          78
     Decrease in loan fees and costs deferred                                     (288)       (244)
     Depreciation of premises and equipment                                      2,005       1,892
     Tax benefit from exercise of nonqualified stock options                       100         341
     Amortization of intangible assets                                             217         284
     Deferred income tax benefit                                                  (224)       (698)
     Originations of presold mortgages in process of settlement                (54,838)    (45,135)
     Proceeds from sales of presold mortgages in process of settlement          53,023      44,661
     Increase in accrued interest receivable                                      (947)       (345)
     Decrease in other assets                                                      180         691
     Increase in accrued interest payable                                          866         401
     Increase in other liabilities                                               7,196         880
                                                                             ---------    --------
          Net cash provided by operating activities                             18,338      19,189
                                                                             ---------    --------
Cash Flows From Investing Activities
     Purchases of securities available for sale                                (47,755)    (26,601)
     Purchases of securities held to maturity                                       --        (395)
     Proceeds from maturities/issuer calls of securities available for
        sale                                                                    19,355      24,146
     Proceeds from maturities/issuer calls of securities held to maturity        1,171       2,030
     Proceeds from sales of securities available for sale                            8      12,028
     Net increase in loans                                                     (82,150)   (120,937)
     Proceeds from sales of other real estate                                    1,732         903
     Purchases of premises and equipment                                        (5,082)     (4,551)
                                                                             ---------    --------
          Net cash used by investing activities                               (112,721)   (113,377)
                                                                             ---------    --------

Cash Flows From Financing Activities
     Net increase in deposits and repurchase agreements                         99,169      73,261
     Proceeds from borrowings, net                                               9,000      56,239
     Cash dividends paid                                                        (7,206)     (6,796)
     Proceeds from issuance of common stock                                      1,860       1,994
     Purchases and retirement of common stock                                       --      (6,212)
                                                                             ---------    --------
          Net cash provided by financing activities                            102,823     118,486
                                                                             ---------    --------

Increase in Cash and Cash Equivalents                                            8,440      24,298
Cash and Cash Equivalents, Beginning of Period                                  89,401      62,914
                                                                             ---------    --------

Cash and Cash Equivalents, End of Period                                     $  97,841      87,212
                                                                             =========    ========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
     Interest                                                                $  22,179      14,109
     Income taxes                                                                8,931       6,602
Non-cash transactions:
     Unrealized loss on securities available for sale, net of taxes               (762)       (291)
     Additions to held to maturity securities and borrowings related to
            deconsolidation of subsidiary trusts                                    --       1,239
     Foreclosed loans transferred to other real estate                           2,353       1,195
     Other real estate transferred to premises and equipment                        --         180

See notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                   Notes To Consolidated Financial Statements


(unaudited)    For the Periods Ended September 30, 2005 and 2004
================================================================================

Note 1 - Basis of Presentation

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2005 and 2004 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 2005 and 2004. All such adjustments were of a normal, recurring nature. Reference is made to the 2004 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Reclassifications

      Certain amounts reported in the period ended September 30, 2004 have been reclassified to conform with the presentation for September 30, 2005. These reclassifications had no effect on net income (loss) or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 - Stock Option Plans

      At September 30, 2005, the Company has six stock-based employee compensation plans, four of which were assumed in acquisitions. The Company accounts for each plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                             Three Months Ended      Nine Months Ended
                                                            --------------------    --------------------
                                                                September 30,           September 30,
                                                            --------------------    --------------------
      (In thousands except per share data)                    2005        2004        2005        2004
                                                            --------    --------    --------    --------
      Net income (loss), as reported                        $   (691)      5,197       8,677      14,803
      Deduct:  Total stock-based employee compensation
         expense determined under fair value based method
         for all awards, net of related tax effects              (52)        (52)       (284)     (1,238)
                                                            --------    --------    --------    --------
      Pro forma net income                                  $   (743)      5,145       8,393      13,565
                                                            ========    ========    ========    ========

      Earnings per share:  Basic-As reported                $  (0.05)       0.37        0.61        1.05
                           Basic-Pro forma                     (0.05)       0.36        0.59        0.96

                           Diluted-As reported                 (0.05)       0.36        0.60        1.03
                           Diluted-Pro forma                   (0.05)       0.36        0.58        0.94

Note 5 - Earnings Per Share

      Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share includes the potentially dilutive effects of the Company's stock option plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:


                                                              For the Three Months Ended September 30,
                                          ---------------------------------------------------------------------------------
                                                           2005                                      2004
                                          ----------------------------------------  ---------------------------------------
                                            Income        Shares                      Income        Shares
($ in thousands except per                  (Numer-       (Denom-     Per Share       (Numer-       (Denom-     Per Share
    share amounts)                            ator)       inator)        Amount         ator)       inator)       Amount
---------------------------------------   -----------   -----------   -----------   -----------   -----------   -----------
Basic EPS
  Net income (loss)                       $      (691)   14,186,887   $     (0.05)  $     5,197    14,112,489   $      0.37
                                                                      ===========                               ===========

Effect of Dilutive Securities                      --            --                          --       223,371
                                          -----------   -----------                 -----------   -----------

Diluted EPS                               $      (691)   14,186,887   $     (0.05)  $     5,197    14,335,860   $      0.36
                                          ===========   ===========   ===========   ===========   ===========   ===========


                                                                For the Nine Months Ended September 30,
                                          ---------------------------------------------------------------------------------
                                                           2005                                      2004
                                          ----------------------------------------  ---------------------------------------
                                            Income        Shares                      Income        Shares
($ in thousands except per                  (Numer-       (Denom-     Per Share       (Numer-       (Denom-     Per Share
    share amounts)                            ator)       inator)        Amount         ator)       inator)       Amount
---------------------------------------   -----------   -----------   -----------   -----------   -----------   -----------
Basic EPS
  Net income                              $     8,677    14,150,527   $      0.61   $    14,803    14,163,210   $      1.05
                                                                      ===========                               ===========

Effect of Dilutive Securities                      --       202,642                          --       243,875
                                          -----------   -----------                 -----------   -----------

Diluted EPS                               $     8,677    14,353,169   $      0.60   $    14,803    14,407,085   $      1.03
                                          ===========   ===========   ===========   ===========   ===========   ===========

      Because  the  Company  reported  a net loss  for the  three  months  ended
September 30, 2005, all options are considered to be anti-dilutive. If the Company had reported net income for the three months ended September 30, 2005, the "Effect of Dilutive Securities" in the table above would have been 170,840 shares. For the three months ended September 30, 2005, there were 189,230 options for which the exercise price exceeded the average market price for the period. For the three months ended September 30, 2004, there were 142,509 options that were anti-dilutive because the exercise price exceeded the average market price for the period. For the nine months ended September 30, 2005 there were no anti-dilutive options, and for the nine months ended September 30, 2004, there were 142,509 antidilutive options. Anti-dilutive options have been omitted from the calculation of diluted earnings per share for the respective periods.

Note 6 - Asset Quality Information

      Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. Nonperforming assets are summarized as follows:

                                                      September 30,    December 31,     September 30,
      ($ in thousands)                                    2005             2004             2004
      ===============================================================================================
      Nonperforming loans:
         Nonaccrual loans                             $       3,330            3,707            3,637
         Restructured loans                                      14               17               18
         Accruing loans > 90 days past due                       --               --               --
                                                      -------------    -------------    -------------
      Total nonperforming loans                               3,344            3,724            3,655
      Other real estate                                       2,023            1,470            1,877
                                                      -------------    -------------    -------------

      Total nonperforming assets                      $       5,367            5,194            5,532
                                                      =============    =============    =============

      Nonperforming loans to total loans                       0.23%            0.27%            0.27%
      Nonperforming assets as a percentage of loans
         and other real estate                                 0.37%            0.38%            0.41%
      Nonperforming assets to total assets                     0.31%            0.32%            0.34%
      Allowance for loan losses to total loans                 1.10%            1.08%            1.07%

================================================================================

Note 7 - Deferred Loan Fees

      Loans are shown on the Consolidated Balance Sheets net of net deferred loan costs of $75,000 at September 30, 2005 and net deferred loan fees of approximately $213,000, and $359,000 at December 31, 2004, and September 30, 2004, respectively.

Note 8 - Goodwill and Other Intangible Assets

      The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of September 30, 2005, December 31, 2004, and September 30, 2004 and the carrying amount of unamortized intangible assets as of those same dates.

                                      September 30, 2005               December 31, 2004               September 30, 2004
                                 -----------------------------   -----------------------------   -----------------------------
                                 Gross Carrying  Accumulated     Gross Carrying  Accumulated     Gross Carrying  Accumulated
($ in thousands)                     Amount      Amortization        Amount      Amortization         Amount     Amortization
------------------------------   --------------  -------------   --------------  -------------   --------------  -------------

      Amortizable intangible
          assets:
         Customer lists          $         394             108             394              85             394              77
         Noncompete agreements              50              50              50              50              50              44
         Core deposit premiums           2,441             945           2,441             751           2,441             671
                                 -------------   -------------   -------------   -------------   -------------   -------------
              Total              $       2,885           1,103           2,885             886           2,885             792
                                 =============   =============   =============   =============   =============   =============

      Unamortizable intangible
          assets:
         Goodwill                $      47,247                          47,247                          48,023
                                 =============                   =============                   =============
         Pension                 $         273                              84                              83
                                 =============                   =============                   =============

      Amortization expense totaled $71,000 and $95,000 for the three months ended September 30, 2005 and 2004, respectively. Amortization expense totaled $217,000 and $284,000 for the nine months ended September 30, 2005 and 2004, respectively.

      The following table presents the estimated amortization expense for each of the five calendar years ending December 31, 2009 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

                                            Estimated Amortization
         (Dollars in thousands)                     Expense
        ------------------------           ------------------------
                  2005                            $      290
                  2006                                   242
                  2007                                   220
                  2008                                   219
                  2009                                   218
               Thereafter                                810
                                                  ----------
                      Total                       $    1,999
                                                  ==========

Note 9 - Pension Plans

      The Company sponsors two defined benefit pension plans - a qualified retirement plan (the "Pension Plan") which is generally available to all employees, and a Supplemental Executive Retirement Plan (the "SERP Plan"), which is for the benefit of certain senior management executives of the Company.

      The Company recorded pension expense totaling $447,000 and $399,000 for the three months ended September 30, 2005 and 2004, respectively, related to the Pension Plan and the SERP Plan. The following table contains the components of the pension expense for the three months ended September 30, 2005 and 2004.

                                                                          For the Three Months Ended September 30,
                                                    -------------------------------------------------------------------------------
                                                        2005           2004           2005          2004    2005 Total   2004 Total
                (in thousands)                      Pension Plan   Pension Plan    SERP Plan     SERP Plan  Both Plans   Both Plans
                                                    ------------   ------------    ---------    ----------  ----------   ----------
Service cost - benefits earned during the period      $    284            239             62            61        346          300
Interest cost on projected benefit obligation              192            161             38            32        230          193
Expected return on plan assets                            (237)          (190)            --            --       (237)        (190)
Net amortization and deferral                               86             76             22            20        108           96
                                                      --------       --------       --------      --------   --------     --------
   Net periodic pension cost                          $    325            286            122           113        447          399
                                                      ========       ========       ========      ========   ========     ========

      The Company recorded pension expense totaling $1,341,000 and $1,197,000 for the nine months ended September 30, 2005 and 2004, respectively, related to the Pension Plan and the SERP Plan. The following table contains the components of the pension expense for the nine months ended September 30, 2005 and 2004.

                                                                        For the Nine Months Ended September 30,
                                                    -------------------------------------------------------------------------------
                                                        2005           2004           2005          2004    2005 Total   2004 Total
                (in thousands)                      Pension Plan   Pension Plan    SERP Plan     SERP Plan  Both Plans   Both Plans
                                                    ------------   ------------    ---------    ----------  ----------   ----------
Service cost - benefits earned during the period      $    852            717            186           182      1,038          899
Interest cost on projected benefit obligation              576            482            114            96        690          578
Expected return on plan assets                            (711)          (569)            --            --       (711)        (569)
Net amortization and deferral                              258            229             66            60        324          289
                                                      --------       --------       --------      --------   --------     --------
   Net periodic pension cost                          $    975            859            366           338      1,341        1,197
                                                      ========       ========       ========      ========   ========     ========

      The Company's contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to ensure that the Pension Plan exceeds minimum funding standards at all times. The contributions are invested to provide for benefits under the Pension Plan. The Company made a contribution to the Pension Plan in the amount of $1,419,000 during the third quarter of 2005. No further contributions to the Pension Plan are expected in 2005.

      The Company's funding policy with respect to the SERP Plan is to fund the related benefits through investments in life insurance policies, which are not considered plan assets for the purpose of determining the SERP Plan's funded status. The cash surrender values of the life insurance policies are included in the line item "other assets." The Company does not believe that there will be any payments to participants of the SERP Plan in 2005.

Note 10 - Contingency

      During the third quarter of 2005, the Company recorded a contingency tax loss accrual amounting to $6,320,000, or $0.44 per diluted share, net of the federal tax benefit. As previously reported, the Company is currently undergoing a tax audit by the North Carolina Department of Revenue. Although the Company has not received any assessment at this time, the Company concluded that applicable accounting standards required that a loss be accrued in the third quarter to reserve for an operating structure involving a real estate investment trust (REIT) that resulted in a reduction of the Company's state tax liability. The North Carolina Department of Revenue has indicated that it will challenge the tax benefits that the Company received as a result of the REIT structure. This operating structure was established based on consultations with the Company's tax advisors, and the Company believes its state tax returns complied with the relevant North Carolina tax statutes. Therefore, the Company will devote all reasonable resources to minimize any ultimate liability. The Company does not believe that there is any additional exposure related to this item beyond the amount of the accrual other than ongoing interest on the unpaid taxes amounting to $48,000 per quarter (after-tax).

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

      The section below entitled "Liquidity, Commitments, and Contingencies" and
Note 10 to the consolidated financial statements above includes the disclosure of a tax uncertainty that the Company recorded a loss accrual for during the third quarter of 2005.

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

Current Accounting Matters

      See Note 2 to the Consolidated Financial Statements above as it relates to accounting standards that have been recently adopted by the Company. The following accounting standards will be adopted by the Company subsequent to September 30, 2005, to the extent applicable.

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

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (Statement 123(R)), "Share-Based Payment." Statement 123(R) replaces FASB Statement No. 123 (Statement 123), "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25 (Opinion 25), "Accounting for Stock Issued to Employees." Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, Statement 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Currently, the only share-based compensation arrangement utilized by the Company is stock options. Under the original provisions of Statement 123(R), it was to have become effective as of the first interim or annual reporting period that began after June 15, 2005. However in April 2005, the Securities and Exchange Commission effectively delayed the adoption of Statement 123(R) for the Company until January 1, 2006. Based on the provisions of Statement 123(R) and the options that the Company currently has outstanding, the Company's stock-based compensation expense related to options currently outstanding will be approximately $123,000 and $43,000 in 2006 and 2007, respectively. These expense amounts are lower than they otherwise would have been had the Company required five year vesting in connection with approximately 157,000 options what were granted to employees on April 1, 2004. Instead, no vesting periods were required for these options. The Compensation Committee of the Board of Directors of the Company granted the April 2004 options without any vesting requirements for two reasons - 1) the options were granted primarily as a reward for past performance and therefore had already been "earned" in the view of the Committee, and 2) to potentially minimize the impact that any change in accounting standards for stock options could have on future years' reported net income. The Company expects that future employee stock option grants will revert to having five year vesting periods. New stock option grants that vest after January 1, 2006 will increase the amount of stock-based compensation expense recorded by the Company. Except for grants to directors (see below), the Company cannot estimate the amount of future stock option grants at this time. In the past, stock option grants to employees have been irregular, generally falling into three categories - 1) to attract and retain new employees, 2) to recognize changes in responsibilities of existing employees, and 3) to periodically reward exemplary performance. As it relates to director stock option grants, the Company expects to continue to grant 2,250 stock options to each of the Company's directors on June 1 of each year until the 2014 expiration of the current stock option plan. In 2005, the amount of pro forma expense associated with the director grants was $127,000, which is a component of the $284,000 in pro forma stock based employee compensation expense in Note 4 to the consolidated financial statements for the nine months ended September 30, 2005.

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

RESULTS OF OPERATIONS

Overview

      The Company recorded a net loss for the three months ended September 30, 2005 amounting to $691,000, or $0.05 per diluted share, compared to net income of $5,197,000, or $0.36 per diluted share, recorded in the third quarter of 2004. Net income for the nine months ended September 30, 2005 was $8,677,000, or $0.60 per diluted share, a 41.7% decrease in diluted earnings per share from the net income of $14,803,000, or $1.03 per diluted share, reported for the nine months ended September 30, 2004. As discussed below, during the third quarter of 2005 the Company recorded a contingency loss accrual related to income tax exposure amounting to $6,320,000 (after-tax), or $0.44 per diluted share, that is included in the Company's income tax expense for the three and nine months ended September 30, 2005. Share amounts for September 30, 2004 have been adjusted from their originally reported amounts to reflect the 3-for-2 stock split paid on November 15, 2004.

      Net interest income for the third quarter of 2005 amounted to $17.4 million, an 11.7% increase over the $15.5 million recorded in the third quarter of 2004. Net interest income for the nine months ended September 30, 2005 amounted to $50.6 million, a 12.1% increase over the $45.2 million recorded in the same nine month period in 2004. Both of these increases are primarily attributable to growth in loans and deposits during the periods indicated.

      The Company's net interest margins (tax-equivalent net interest income divided by average earning assets) realized for the three and nine month periods ended September 30, 2005 were slightly higher than the net interest margins realized for the comparable periods in 2004. The Company's net interest margin for the third quarter of 2005 was 4.32% compared to 4.28% for the third quarter of 2004. The Company's net interest margin for the first nine months of 2005 was 4.32% compared to 4.30% for the same nine months of 2004. The positive impact of the rising interest rate environment on the Company's net interest margin has been largely offset by the mix of the Company's deposit growth being more concentrated in the categories of time deposits and time deposits greater than $100,000, the Company's highest cost categories of deposits.

      The provision for loan losses recorded by the Company for the three and nine months ended September 30, 2005 did not vary significantly from the comparable periods in 2004, amounting to $690,000 in the third quarter of 2005 compared to $770,000 in the third quarter of 2004, and $2,115,000 for the first nine months of 2005 compared to $2,080,000 for the first nine months of 2004. The Company's ratios of annualized net charge-offs to average loans were 12 basis points and 9 basis points for the three and nine month periods ended September 30, 2005, respectively, compared to 22 basis points and 14 basis points for the same three and nine month periods in 2004, respectively. The Company's level of nonperforming assets to total assets was 0.31% at September 30, 2005 compared to 0.34% a year earlier.

      Noninterest income amounted to $3,779,000 for the third quarter of 2005, a 12.0% decrease from $4,296,000 recorded in the third quarter of 2004. Noninterest income for the nine months ended September 30, 2005 amounted to $11,201,000, a decrease of 6.7% from the $12,001,000 recorded in the first nine months of 2004. The decreases for both periods in 2005 compared to 2004 were partly a result of lower service charges on deposit accounts. Also, in 2005 the Company has recorded significantly lower "securities gains" and "other gains" compared to 2004.

      Noninterest expenses amounted to $11.5 million in the third quarter of 2005, a 3.6% increase over the $11.1 million recorded in the third quarter of 2004. Noninterest expenses for the nine months ended September 30, 2005 amounted to $35.5 million, a 9.4% increase from the $32.4 million recorded in the first nine months of 2004. The increase in noninterest expenses is primarily attributable to costs associated with the Company's overall growth in loans, deposits and branch network.

      The  Company's  income tax  expense  for the three and nine  months  ended
September 30, 2005 includes the previously noted contingency accrual of $6,320,000. Excluding this accrual, the Company's effective tax rate in 2005 has generally been 38%-39% compared to approximately 34%-35% in 2004. The higher effective tax rate in 2005 compared to 2004 is the result of the Company discontinuing, effective January 1, 2005, the operating structure involving a real estate investment trust (REIT) that gave rise to this quarter's contingency tax accrual. For additional information, see Note 10 to the consolidated financial statements above and the section below entitled "Liquidity, Commitments, and Contingencies."

      The Company's annualized return on average assets for the third quarter of 2005 was (0.16%) compared to 1.32% for the third quarter of 2004. The Company's annualized return on average assets for the nine months ended September 30, 2005 was 0.69% compared to 1.30% for the comparable period of 2004.

      The Company's annualized return on average equity for the second quarter of 2005 was (1.73%) compared to 14.18% for the third quarter of 2004. The Company's annualized return on average equity for the nine months ended September 30, 2005 was 7.49% compared to 13.59% for the first nine months of 2004.

Components of Earnings

      Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended September 30, 2005 amounted to $17,352,000, an increase of $1,811,000, or 11.7%, from the $15,541,000 recorded in the third quarter of 2004. Net interest income for the nine months ended September 30, 2005 amounted to $50,644,000, an increase of $5,471,000, or 12.1%, from the $45,173,000 recorded in the first nine months of 2004.

      For internal purposes and in the discussion that follows, the Company evaluates its net interest income on a tax-equivalent basis by adding the tax benefit realized from tax-exempt securities to reported interest income. Tax equivalent net interest income is a non-GAAP performance measure used by management in operating its business, which the Company also believes provides investors with a more accurate picture of net interest income and net interest margins for comparative purposes. Net interest income on a taxable equivalent basis for the three month period ended September 30, 2005 amounted to $17,463,000, an increase of $1,804,000, or 11.5%, from the $15,659,000 recorded in the third quarter of 2004. Net interest income on a taxable equivalent basis for the nine months ended September 30, 2005 amounted to $50,979,000, an increase of $5,446,000, or 12.0%, from the $45,533,000 recorded in the first nine months of 2004. The following table is a reconciliation of net interest income as calculated by GAAP to non-GAAP tax-equivalent net interest income:

                                          Three Months Ended September 30,      Nine Months Ended September 30,
                                          --------------------------------      -------------------------------
                                            2005                    2004          2005                   2004
                                          --------                --------      --------               --------
Net interest income, as reported          $ 17,352                  15,541        50,644                 45,173
 Tax-equivalent adjustment                     111                     118           335                    360
                                          --------                --------      --------               --------
 Net interest income, tax-equivalent      $ 17,463                  15,659        50,979                 45,533
                                          ========                ========      ========               ========

      There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and
2) the Company's net interest margin. For the three and nine month periods ended September 30, 2005, growth in loans and deposits were the primary cause for the increases in net interest income, as the Company's net interest margins in 2005 were just slightly higher than those realized in 2004.

      The  following   tables  present  net  interest   income   analysis  on  a
taxable-equivalent basis.

                                                             For the Three Months Ended September 30,
                                       ------------------------------------------------------------------------------
                                                       2005                                    2004
                                       -------------------------------------    -------------------------------------
                                                                   Interest                                 Interest
                                        Average      Average        Earned       Average      Average        Earned
($ in thousands)                         Volume        Rate        or Paid        Volume        Rate        or Paid
                                       ----------   ----------    ----------    ----------   ----------    ----------
Assets
Loans (1)                              $1,433,874         6.71%   $   24,240    $1,320,391         5.82%   $   19,321
Taxable securities                        118,927         4.39%        1,315        97,405         4.77%        1,167
Non-taxable securities (2)                 10,438         8.55%          225        11,451         8.37%          241
Short-term investments                     41,144         3.84%          398        24,632         1.99%          123
                                       ----------                 ----------    ----------                 ----------
Total interest-earning assets           1,604,383         6.47%       26,178     1,453,879         5.71%       20,852
                                                                  ----------                               ----------

Liabilities
Savings, NOW and money
     market deposits                   $  465,089         0.89%   $    1,042    $  463,995         0.55%   $      636
Time deposits >$100,000                   347,057         3.45%        3,015       268,911         2.34%        1,579
Other time deposits                       468,170         2.99%        3,532       408,440         2.01%        2,062
                                       ----------                 ----------    ----------                 ----------
     Total interest-bearing deposits    1,280,316         2.35%        7,589     1,141,346         1.49%        4,277
Other, principally borrowings              85,643         5.22%        1,126       108,094         3.37%          916
                                       ----------                 ----------    ----------                 ----------
Total interest-bearing liabilities      1,365,959         2.53%        8,715     1,249,440         1.65%        5,193
                                                                  ----------                               ----------
Non-interest-bearing deposits             186,867                                  160,357
Net yield on interest-earning
  assets and  net interest income                         4.32%   $   17,463                       4.28%   $   15,659
                                                                  ==========                               ==========
Interest rate spread                                      3.94%                                    4.06%

Average prime rate                                        6.42%                                    4.41%

--------------------------------------------------------------------------------
(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2) Includes tax-equivalent adjustments of $111,000 and $118,000 in 2005 and 2004, respectively, to reflect the tax benefit that the Company receives related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.
--------------------------------------------------------------------------------

                                                              For the Nine Months Ended September 30,
                                       ------------------------------------------------------------------------------
                                                        2005                                    2004
                                       -------------------------------------    -------------------------------------
                                                                   Interest                                 Interest
                                        Average      Average        Earned       Average      Average        Earned
($ in thousands)                         Volume        Rate        or Paid        Volume        Rate        or Paid
                                       ----------   ----------    ----------    ----------   ----------    ----------
Assets
Loans (1)                              $1,408,736         6.49%   $   68,331    $1,276,713         5.81%   $   55,516
Taxable securities                        113,785         4.56%        3,881       100,253         4.60%        3,451
Non-taxable securities (2)                 10,830         8.58%          695        12,321         8.27%          763
Short-term investments                     44,780         3.34%        1,117        24,900         1.68%          313
                                       ----------                 ----------    ----------                 ----------
Total interest-earning assets           1,578,131         6.27%       74,024     1,414,187         5.67%       60,043
                                                                  ----------                               ----------

Liabilities
Savings, NOW and money
     market deposits                   $  472,361         0.82%   $    2,881    $  466,545         0.51%   $    1,782
Time deposits >$100,000                   349,677         3.09%        8,085       258,669         2.27%        4,400
Other time deposits                       446,894         2.70%        9,013       405,784         2.01%        6,093
                                       ----------                 ----------    ----------                 ----------
     Total interest-bearing deposits    1,268,932         2.11%       19,979     1,130,998         1.45%       12,275
Other, principally borrowings              79,753         5.14%        3,066        84,374         3.54%        2,235
                                       ----------                 ----------    ----------                 ----------
Total interest-bearing liabilities      1,348,685         2.28%       23,045     1,215,372         1.59%       14,510
                                                                  ----------                               ----------
Non-interest-bearing deposits             180,667                                  156,355
Net yield on interest-earning
  assets and  net interest income                         4.32%   $   50,979                       4.30%   $   45,533
                                                                  ==========                               ==========
Interest rate spread                                      3.99%                                    4.08%

Average prime rate                                        5.93%                                    4.14%

--------------------------------------------------------------------------------
(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2) Includes tax-equivalent adjustments of $335,000 and $360,000 in 2005 and 2004, respectively, to reflect the tax benefit that the Company receives related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.
--------------------------------------------------------------------------------

      Average loans outstanding for the third quarter of 2005 were $1.434 billion, which was 8.6% higher than the average loans outstanding for the third quarter of 2004 ($1.320 billion). Average loans outstanding for the nine months ended September 30, 2005 were $1.409 billion, which was 10.3% higher than the average loans outstanding for the nine months ended September 30, 2004 ($1.277 billion).

      The mix of the Company's loan portfolio remained substantially the same at September 30, 2005 compared to December 31, 2004, with approximately 85% of the Company's loans being real estate loans, 10% being commercial, financial, and agricultural loans, and the remaining 5% being consumer installment loans. The majority of the Company's real estate loans are primarily various personal and commercial loans where real estate provides additional security for the loan.

      Average total deposits outstanding for the third quarter of 2005 were $1.467 billion, which was 12.7% higher than the average deposits outstanding for the third quarter of 2004 ($1.302 billion). Average deposits outstanding for the nine months ended September 30, 2005 were $1.450 billion, which was 12.6% higher than the average deposits outstanding for the nine months ended September 30, 2004 ($1.287 billion). Generally, the Company can reinvest funds from deposits at higher yields than the interest rate being paid on those deposits, and therefore increases in deposits typically result in higher amounts of net interest income for the Company.

      See additional discussion regarding the nature of the growth in loans and deposits in the section entitled "Financial Condition" below. The effect of the higher amounts of average loans and deposits was to increase net interest income in 2005.

      As derived from the tables above, yields on interest earning assets and liabilities are both 60-90 bps higher for the periods presented in 2005 compared to 2004 as a result of the rising rate environment that began in the third quarter of 2004. From July 1, 2004 to September 30, 2005, the Federal Reserve raised short-term interest rates eleven times totaling 275 basis points. The Company's net interest margin (tax-equivalent net interest income divided by average earning assets) has remained fairly stable during the period of rising rates, with the Company's net interest margin amounting to 4.32% in the third quarter of 2005 compared to 4.28% in the third quarter of 2004, and the Company's net interest margin amounting to 4.32% for the nine months ended September 30, 2005 compared to 4.30% for the same nine months of 2004.

      See additional information regarding net interest income in the section entitled "Interest Rate Risk."

      The provisions for loan losses recorded by the Company for the three and nine months ended September 30, 2005 did not vary significantly from the comparable periods in 2004, amounting to $690,000 in the third quarter of 2005 compared to $770,000 in the third quarter of 2004, and $2,115,000 for the first nine months of 2005 compared to $2,080,000 for the first nine months of 2004. Net loan growth in 2005 has been less than that experienced in 2004, with the Company experiencing $20 million in net loan growth in the third quarter of 2005 compared to $40 million in the third quarter of 2004, and net loan growth for the nine months ended September 30, 2005 amounting to $79 million compared to $119 million for the first nine months of 2004. The favorable impact of the lower net loan growth on the provision for loan losses has been offset by the impact of having more internally classified loans. Internally classified loans amounted to $16.6 million at September 30, 2005 compared to $10.3 million at September 30, 2004.

      Noninterest income amounted to $3,779,000 for the third quarter of 2005, a
12.0%  decrease  from  $4,296,000   recorded  in  the  third  quarter  of  2004.
Noninterest  income for the nine months  ended  September

30,  2005  amounted  to  $11,201,000,  a decrease  of 6.7% from the  $12,001,000 recorded in the first nine months of 2004. The decreases for both periods in 2005 compared to 2004 were partly a result of lower service charges on deposit accounts. Service charges on deposit accounts have decreased primarily as a result of the negative impact that higher short term interest rates have on the service charges that the Company earns from its commercial depositors - in the Company's commercial account service charge rate structure, commercial depositors are given "earnings credits" (negatively impacting service charges) on their average deposit balances that are tied to short term interest rates.

      Other service charges, commissions, and fees amounted to $961,000 and $2,950,000 for the three and nine months ended September 30, 2005, reflecting increases of approximately $150,000 in each of the first three quarters of 2005 compared to the same three periods of 2004. The increases have been primarily a result of growth in credit card merchant income as a result of growth in the Company's merchant card base, and debit card income as a result of growing acceptance and usage by customers.

      Fees from presold mortgages amounted to $328,000 and $851,000 for the three and nine months ended September 30, 2005 compared to $220,000 and $698,000 for the comparable periods in 2004, respectively. The low single-family home mortgage interest rate environment that has been in effect over the past few years continues to result in a relatively high volume of mortgage loan originations. Over the past seven quarters, fees from presold mortgages have ranged from $188,000 to $328,000 per quarter, with an average of $260,000 per quarter.

      Commissions from sales of insurance and financial products amounted to $388,000 in the third quarter of 2005 compared to the $387,000 in the third quarter of 2004, and amounted to $997,000 in the first nine months of 2005 compared to $1,064,000 for the same period of 2004. This line item includes commissions the Company receives from three sources - 1) sales of credit insurance associated with new loans, 2) commissions from the sales of investment, annuity, and long-term care insurance products, and 3) commissions from the sale of property and casualty insurance. The following table presents these components for the three and nine month periods ended September 30, 2005 compared to the same periods in 2004:

                                   Three Months Ended September 30,                   Nine Months Ended September 30,
                            ----------------------------------------------     ----------------------------------------------
($ in thousands)
                               2005        2004     $ Change     % Change        2005        2004      $ Change     % Change
                            ---------   ---------   ---------    ---------     ---------   ---------   ---------    ---------
Commissions earned
   from:
-----------------------
Sales of credit insurance   $      76          72           4          5.6%    $     233         220          13          5.9%
Sales of investments,
    annuities, and long
    term care insurance            81          74           7          9.5%          174         231         (57)       (24.7)%
Sales of property and
    casualty insurance            231         241         (10)        (4.1)%         590         613         (23)        (3.8)%
                            ---------   ---------   ---------                  ---------   ---------   ---------
     Total                  $     388         387           1          0.3%    $     997       1,064         (67)        (6.3)%
                            =========   =========   =========                  =========   =========   =========

      As shown in the table above, lower "sales of investments, annuities, and long-term care insurance" is the primary cause for the decrease in recorded insurance and financial product commissions for the nine months ended September 30, 2005. The decrease in this component is primarily due to an employee in this area being transferred to another division of the Company and not yet being replaced.

      The Company's data processing subsidiary makes its excess data processing capabilities available to area financial institutions for a fee. At September 30, 2004, the Company had five community bank customers using this service. However, during the fourth quarter of 2004, the Company was notified by three of the customers that they intended to terminate their contracts with the Company in the first half of 2005, with each customer switching to a lower cost service provider. Data processing fees amounted to

$38,000 in the third quarter of 2005 compared to $104,000 in the third quarter of 2004, while data processing fees for the first nine months of 2005 amounted to $243,000 compared to $304,000 in the same period in 2004. The Company intends to continue to market this service to area banks, but does not have any new contracts in place at this time.

      In 2005 the Company has recorded significantly lower "securities gains" and "other gains" compared to 2004. For the three months ended September 30, 2005, the Company recorded a combined net loss of $116,000 for these two line items compared to a net gain of $451,000 for the third quarter of 2004, a negative change of $567,000. For the nine months ended September 30, 2005, the Company recorded a combined net loss of $173,000 for these two line items compared to a net gain of $557,000 in 2004, a negative change of $730,000. The "other losses" for both periods in 2005 primarily relate to write-downs and losses of other real estate owned. The "other gains" in 2004 primarily reflects the third quarter 2004 sale of a former bank branch building for a gain of approximately $351,000.

      Noninterest expenses amounted to $11.5 million in the third quarter of 2005, a 3.6% increase over the $11.1 million recorded in the third quarter of 2004. Noninterest expenses for the nine months ended September 30, 2005 amounted to $35.5 million, a 9.4% increase from the $32.4 million recorded in the first nine months of 2004. The increase in noninterest expenses is primarily attributable to costs associated with the Company's overall growth in loans, deposits and branch network. Noninterest expenses for the nine months ended September 30, 2005 were also impacted by the following expenses: (i) immediately vested post-retirement benefits granted to the Company's CEO totaling $196,000 granted in the second quarter of 2005, (ii) higher external Sarbanes-Oxley costs, which have amounted to $600,000 through September 30, 2005 compared to $74,000 for the first nine months of 2004, and (iii) public relation expenses of $123,000 incurred in the second quarter of 2005 associated with the Company's sponsorship of the 2005 U.S. Open Golf Tournament that was held in the Company's largest market - Moore County, North Carolina.

      The  Company's  income tax  expense  for the three and nine  months  ended
September 30, 2005 includes the previously discussed contingency accrual of $6,320,000. Excluding this accrual, the Company's effective tax rate in 2005 has generally been 38%-39% compared to approximately 34%-35% in 2004. The higher effective tax rate in 2005 compared to 2004 is the result of the Company discontinuing, effective January 1, 2005, the operating structure involving a real estate investment trust (REIT) that gave rise to this quarter's contingency tax accrual - see Note 10 to the consolidated financial statements and in the section below entitled "Liquidity, Commitments, and Contingencies" for additional detail. The Company expects its effective tax rate to continue to be in the 38-39% range for the foreseeable future.

      The Consolidated Statements of Comprehensive Income reflect "Other Comprehensive Loss" of $502,000 during the third quarter of 2005 and "Other Comprehensive Loss" of $817,000 for the nine months ended September 30, 2005, compared to "Other Comprehensive Income" of $1,207,000 for the three months ended September 30, 2004 and "Other Comprehensive Loss" of $319,000 for the nine months ended September 30, 2004, respectively. The primary component of other comprehensive income/loss for the periods presented relates to changes in unrealized holding gains/losses of the Company's available for sale securities. The Company's available for sale securities portfolio is predominantly comprised of fixed rate bonds that increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. Fixed rate bond yields have generally risen over the past two years, except for the third quarter of 2004 during which fixed rate bond yields declined.

FINANCIAL CONDITION

      Total assets at September 30, 2005 amounted to $1.76 billion, 9.2% higher than a year earlier. Total loans at September 30, 2005 amounted to $1.45 billion, an 8.1% increase from a year earlier, and total deposits amounted to $1.48 billion at September 30, 2005, an 11.6% increase from a year earlier.

      The following tables present information regarding the nature of the Company's growth since September 30, 2004.

                                                                                                                Internal growth,
                                    Balance at                    Change in     Balance at       Total             excludes
      October 1, 2004 to           beginning of      Internal     Brokered        end of       percentage     change in brokered
      September 30, 2005              period          Growth       Deposits       period         growth            deposits
------------------------------     ------------    -----------   -----------    -----------    ----------     ------------------
                                                                       ($ in thousands)
Loans                               $ 1,337,583        108,602            --      1,446,185         8.1%                8.1%
                                    ===========    ===========   ===========    ===========

Deposits - Noninterest bearing      $   160,791         31,608            --        192,399        19.7%               19.7%
Deposits - Savings, NOW, and
     Money Market                       463,144         (2,435)           --        460,709        -0.5%               -0.5%
Deposits - Time>$100,000                288,988         82,773       (22,141)       349,620        21.0%               28.6%
Deposits - Time<$100,000                409,702         63,098            --        472,800        15.4%               15.4%
                                    -----------    -----------   -----------    -----------
   Total deposits                   $ 1,322,625        175,044       (22,141)     1,475,528        11.6%               13.2%
                                    ===========    ===========   ===========    ===========

      January 1, 2005 to
      September 30, 2005
------------------------------
Loans                               $ 1,367,053         79,132            --      1,446,185         5.8%                5.8%
                                    ===========    ===========   ===========    ===========

Deposits - Noninterest bearing      $   165,778         26,621            --        192,399        16.1%               16.1%
Deposits - Savings, NOW, and
     Money Market                       472,811        (12,102)           --        460,709        -2.6%               -2.6%
Deposits - Time>$100,000                334,756         64,737       (49,873)       349,620         4.4%               19.3%
Deposits - Time<$100,000                415,423         57,377            --        472,800        13.8%               13.8%
                                    -----------    -----------   -----------    -----------
   Total deposits                   $ 1,388,768        136,633       (49,873)     1,475,528         6.2%                9.8%
                                    ===========    ===========   ===========    ===========

      As noted in the tables above, total deposit growth that was achieved internally was partially offset by repayments of brokered deposits. The Company gathered a total of $50 million in brokered deposits in the second half of 2004 ($22 million in the third quarter of 2004 and $28 million in the fourth quarter of 2004) to help fund high loan growth, all of which were repaid (and not renewed or replaced) during the first nine months of 2005. The Company had no brokered deposits outstanding at September 30, 2005, but may utilize them again in the future.

      The Company experienced solid loan and deposit growth during the first nine months of 2005, with loans increasing by $79 million, or 7.7% on an annualized basis, and deposits increasing by $137 million, or 13.1% on an annualized basis (internal growth). For the twelve months ended September 30, 2005, the Company's loans increased by $109 million, or 8.1% and deposits increased $175 million, or 13.2% (internal growth). The Company opened two de novo branches in 2004 and one in 2005, which contributed to the internal growth.

      The mix of the Company's loan portfolio remains substantially the same at September 30, 2005 compared to December 31, 2004, with approximately 85% of the Company's loans being real estate loans, 10% being commercial, financial, and agricultural loans, and the remaining 5% being consumer installment loans. The majority of the Company's real estate loans are primarily various personal and commercial loans where real estate provides additional security for the loan.

      Over the nine and twelve months ended September 30, 2005, time deposits have experienced significantly more growth than the other deposit categories because the Company has attractively priced time deposits in order to fund loan growth and repay brokered deposits.

Nonperforming Assets

      Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. Nonperforming assets are summarized as follows:


                                                    September 30,   December 31,   September 30,
      ($ in thousands)                                  2005            2004           2004
      ============================================================================================
      Nonperforming loans:
         Nonaccrual loans                             $  3,330          3,707          3,637
         Restructured loans                                 14             17             18
         Accruing loans > 90 days past due                  --             --             --
                                                      --------        -------        -------
      Total nonperforming loans                          3,344          3,724          3,655
      Other real estate                                  2,023          1,470          1,877
                                                      --------        -------        -------

      Total nonperforming assets                      $  5,367          5,194          5,532
                                                      ========        =======        =======

      Nonperforming loans to total loans                  0.23%          0.27%          0.27%
      Nonperforming assets as a percentage of loans
         and other real estate                            0.37%          0.38%          0.41%
      Nonperforming assets to total assets                0.31%          0.32%          0.34%
      Allowance for loan losses to total loans            1.10%          1.08%          1.07%


      Management has reviewed the collateral for the nonperforming assets, including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

      Nonperforming loans (which includes nonaccrual loans and restructured loans) did not vary significantly among the periods presented amounting to $3,344,000, $3,724,000, and $3,655,000 as of September 30, 2005, December 31,
2004, and September 30, 2004, respectively. Nonperforming loans as a percentage of total loans amounted to 0.23%, 0.27%, and 0.27%, at September 30, 2005, December 31, 2004, and September 30, 2004, respectively. The Company's largest nonaccrual relationship at September 30, 2005 amounted to $880,000. The Company evaluated the underlying collateral securing this loan relationship and established a specific reserve of $410,000 at September 30, 2005. The next largest nonaccrual relationship at September 30, 2005 amounted to $338,000.

      At September 30, 2005, December 31, 2004, and September 30, 2004, the recorded investment in loans considered to be impaired was $1,364,000,
$1,578,000, and $1,066,000, respectively, all of which were on nonaccrual status. The increase in impaired loans when comparing September 30, 2004 to December 31, 2004 and September 30, 2005 is primarily attributable to the large nonaccrual relationship noted above that was on performing status at September 30, 2004 but reclassified to nonaccrual status during the fourth quarter of 2004. At September 30, 2005, December 31, 2004, and September 30, 2004, the related allowance for loan losses for all impaired loans was $620,000, $370,000, and $150,000, respectively. At September 30, 2005, December 31, 2004, and September 30, 2004, there was $182,000, $532,000, and $490,000 in impaired loans for which there was no related allowance. The average recorded investments in impaired loans during the nine month period ended September 30, 2005, the year ended December 31, 2004, and the nine months ended September 30, 2004 were approximately $1,758,000, $1,317,000, and $1,251,000, respectively. For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

      The Company's other real estate owned amounted to $2,023,000, $1,470,000, and $1,877,000 at September 30, 2005, December 31, 2004 and September 30, 2004, respectively. The single largest property causing the increase in the balance from December 31, 2004 to September 30, 2005 was the addition in June 2005 of a four-unit apartment building with a recorded balance of $487,000 that has not yet been sold. The Company's management has reviewed recent appraisals of its other real estate and believes that their fair values, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

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

      The provision for loan losses recorded by the Company for the three and nine months ended September 30, 2005 did not vary significantly from the comparable periods in 2004, amounting to $690,000 in the third quarter of 2005 compared to $770,000 in the third quarter of 2004, and $2,115,000 for the first nine months of 2005 compared to $2,080,000 for the first nine months of 2004. Net loan growth in 2005 has been less than that experienced in 2004, with the Company experiencing $20 million in net loan growth in the third quarter of 2005 compared to $40 million in the third quarter of 2004, and net loan growth for the nine months ended September 30, 2005 amounting to $79 million compared to $119 million for the first nine months of 2004. The favorable impact of the lower net loan growth on the provision for loan losses has been offset by the impact of having more internally classified loans. Internally classified loans amounted to $16.6 million at September 30, 2005 compared to $10.3 million at September 30, 2004.

      At September 30, 2005, the allowance for loan losses amounted to $15,879,000, compared to $14,717,000 at December 31, 2004 and $14,351,000 at
September 30, 2004. The allowance for loan losses as a percentage of total loans did not vary significantly among the periods presented, amounting to 1.10% at September 30, 2005, 1.08% at December 31, 2004, and 1.07% at September 30, 2005.

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

                                                                       Nine Months      Twelve Months      Nine Months
                                                                          Ended             Ended             Ended
                                                                      September 30,     December 31,      September 30,
      ($ in thousands)                                                     2005             2004              2004
                                                                      -------------     -------------     -------------
      Loans outstanding at end of period                              $   1,446,185         1,367,053         1,337,583
                                                                      =============     =============     =============
      Average amount of loans outstanding                             $   1,408,736         1,295,682         1,276,713
                                                                      =============     =============     =============

      Allowance for loan losses, at
         beginning of period                                          $      14,717            13,569            13,569

             Total charge-offs                                               (1,171)           (1,938)           (1,416)
             Total recoveries                                                   218               181               118
                                                                      -------------     -------------     -------------
                  Net charge-offs                                              (953)           (1,757)           (1,298)
                                                                      -------------     -------------     -------------

      Additions to the allowance charged to expense                           2,115             2,905             2,080
                                                                      -------------     -------------     -------------

      Allowance for loan losses, at end of period                     $      15,879            14,717            14,351
                                                                      =============     =============     =============

      Ratios:
         Net charge-offs (annualized) as a percent of average loans            0.09%             0.14%             0.14%
         Allowance for loan losses as a
               percent of  loans at end of period                              1.10%             1.08%             1.07%

      Based on the results of the Company's loan analysis and grading program and management's evaluation of the allowance for loan losses at September 30, 2005, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2004.

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

      In addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources - 1) an approximately $311 million line of credit with the Federal Home Loan Bank (of which $60 million had been drawn at September 30, 2005), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at September 30, 2005), and 3) an approximately $66 million line of credit through the Federal Reserve Bank of Richmond's discount window (none of which was outstanding at September 30, 2005).

      The Company's liquidity increased slightly from December 31, 2004 to September 30, 2005, as a result of deposit growth that exceeded loan growth during the nine months of the year. The Company's loan to deposit ratio was 98.0% at September 30, 2005 compared to 98.4% at December 31, 2004. The level of the Company's liquid assets (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) as a percentage of deposits and borrowings was 14.5% at September 30, 2005 compared to 13.1% at December 31, 2004.

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

      During the third quarter of 2005, the Company recorded a contingency tax loss accrual amounting to $6,320,000, or $0.44 per diluted share, net of the federal tax benefit. As previously reported, the Company is currently undergoing a tax audit by the North Carolina Department of Revenue. Although the Company has not received any assessment at this time, the Company concluded that applicable accounting standards required that a loss be accrued in the third quarter to reserve for an operating structure involving a real estate investment trust (REIT) that resulted in a reduction of the Company's state tax liability. The North Carolina Department of Revenue has indicated that it will challenge the tax benefits that the Company received as a result of the REIT structure. This operating structure was established based on consultations with the Company's tax advisors, and the Company believes its state tax returns complied with the relevant North Carolina tax statutes. Therefore, the Company will devote all reasonable resources to minimize any ultimate liability. The Company does not believe that there is any additional exposure related to this item beyond the amount of the accrual other than ongoing interest on the unpaid taxes amounting to $48,000 per quarter (after-tax). The aspects of the Company's REIT operating structure that have been questioned by the State of North Carolina were discontinued as of January 1, 2005, and thus the Company's effective tax rate for 2005 of approximately 38%-39%, excluding the special third quarter accrual, is expected to be indicative of future periods.

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

      Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. The Company has not engaged in significant derivative activities through September 30, 2005, and has no current plans to do so.

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

      At September 30, 2005, the Company's capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents the Company's capital ratios and the regulatory minimums discussed above for the periods indicated.

                                                           September 30,    December 31,     September 30,
                                                                2005             2004             2004
                                                           -------------    ------------     -------------
      Risk-based capital ratios:
         Tier I capital to Tier I risk adjusted assets         10.42%           10.95%           10.92%
         Minimum required Tier I capital                        4.00%            4.00%            4.00%

         Total risk-based capital to
             Tier II risk-adjusted assets                      11.46%           11.97%           11.94%
         Minimum required total risk-based capital              8.00%            8.00%            8.00%

      Leverage capital ratios:
         Tier I leverage capital to
             adjusted most recent quarter average assets        8.49%            8.90%            8.92%
         Minimum required Tier I leverage capital               4.00%            4.00%            4.00%

      The Company's capital ratios decreased from December 31, 2004 to September 30, 2005 as a result of strong balance sheet growth and the $6,320,000 contingency tax accrual recorded in the third quarter of 2005.

      The Company's bank subsidiary is also subject to similar capital requirements as those discussed above. The bank subsidiary's capital ratios do not vary materially from the Company's capital ratios presented above. At September 30, 2005, the Company's bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

SHARE REPURCHASES

      For the nine months ended September 30, 2005, the Company did not repurchase any of its own common stock. At September 30, 2005, the Company had approximately 315,000 shares available for repurchase under existing authority from its board of directors. The Company may repurchase these shares in open market and privately negotiated transactions, as market conditions and the Company's liquidity warrant, subject to compliance with applicable regulations. See also Part II, Item 2 "Unregistered Sales of Equity Securities and Use of Proceeds."

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

      Using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are included in the period of their expected call), at September 30, 2005 the Company had $256 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at September 30, 2005 subject to interest rate changes within one year are deposits totaling $461 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

      Thus, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates. Conversely, it was the Company's experience that each interest rate cut that occurred in the 2001-2003 period of declining rates negatively impacted (at least temporarily) the Company's net interest margin and that interest rate increases occurring since July 1, 2004 have positively impacted (at least temporarily) the Company's net interest margin. Generally, when rates change, the Company's interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while the Company's interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. The net effect is that in the twelve month horizon, as rates change, the impact of having a higher level of interest-sensitive liabilities is substantially negated by the later and typically lower proportionate change these liabilities experience compared to interest sensitive assets. However, the rate cuts totaling 75 basis points that occurred in late 2002 and mid-2003 had a more pronounced and a longer lasting negative impact on the Company's net interest margin than previous rate cuts because of the inability of the Company to reset deposit rates by an amount (because of their already near-zero rates) that would offset the negative impact of the rate cut on the yields earned on the Company's interest earning assets. Additionally, over the past few years, the Company has originated significantly more adjustable rate loans compared to fixed rate loans in an effort to protect itself from an anticipated rise in the interest rate environment. Adjustable rate loans generally carry lower initial interest rates than fixed rate loans. For these reasons, the second quarter of 2004 marked the fifth consecutive quarter of declining net interest margins. Since the second half of 2004, the Federal Reserve has increased interest rates eleven times totaling 275 basis points, which was largely responsible for the Company's net interest margin reversing its downward trend and increasing for three consecutive quarters (the last two quarters of 2004 and the first quarter of 2005) before stabilizing in the 4.31%-4.33% range for the past three quarters. The immediate positive impact of the rising interest rate environment on the Company's net interest margin has been largely offset by the mix of the Company's deposit growth being more concentrated in the categories of time deposits and time deposits greater than $100,000, the Company's highest cost categories of deposits.

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

Part II.  Other Information

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

                                               Issuer Purchases of Equity Securities
     ---------------------------------------------------------------------------------------------------------------------------

                                                                                 Total Number of Shares      Maximum Number of
                                                                                  Purchased as Part of    Shares that May Yet Be
                                      Total Number of   Average Price Paid per     Publicly Announced       Purchased Under the
           Period                    Shares Purchased          Share                Plans or Programs      Plans or Programs (1)
     -------------------------      ------------------  ----------------------   ----------------------   ----------------------
     July 1, 2005 to July 31,
          2005                                --                 --                           --                 315,015
     August 1, 2005 to August
         31, 2005                             --                 --                           --                 315,015
     September 1, 2005 to
         September 30, 2005                   --                 --                           --                 315,015
                                         -------            -------                      -------                 -------
     Total                                    --                 --                           --                 315,015(2)
                                         =======            =======                      =======                 =======

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

(2) The above table above does not include shares that were used by option holders to satisfy the exercise price of the Company's call options issued by the Company to its employees and directors pursuant to the Company's stock option plans. There were no such options exercised during the periods shown.

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

10.a Copy of Employment Agreement between the Company and Jerry L. Ocheltree was filed as Exhibit 99(b) to the Form 8-K filed on September 14, 2005, and is incorporated herein by reference. *

31.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

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

                                          FIRST BANCORP

      November 8, 2005                    BY:   James H. Garner
                                          ---------------------------
                                                James H. Garner
                                                    President
                                          (Principal Executive Officer),
                                             Treasurer and Director


      November 8, 2005                    BY:   Anna G. Hollers
                                          ---------------------------
                                                Anna G. Hollers
                                            Executive Vice President
                                                  and Secretary


      November 8, 2005                    BY:   Eric P. Credle
                                          ---------------------------
                                                Eric P. Credle
                                              Senior Vice President
                                          and Chief Financial Officer