Form 10-K
period 2005-12-31
FIRST BANCORP /NC/
filed 2006-03-15
CIK 811589

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

                   For the fiscal year ended December 31, 2005

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. [ ] YES [ X ] NO

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.
[ ] YES [ X ] NO

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] YES [ ] NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [ X ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. [ ] Large Accelerated Filer [ X ] Accelerated Filer [ ] Non-Accelerated Filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X ] NO

     The aggregate market value of the Common Stock, no par value, held by non-affiliates of the registrant, based on the closing price of the Common Stock as of June 30, 2005 as reported on the NASDAQ National Market System, was approximately $252,329,000.

     The number of shares of the registrant's Common Stock outstanding on February 27, 2006 was 14,255,043.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.
================================================================================


                                             CROSS REFERENCE INDEX

                                                                                                      Begins on
                                                                                                      Page (s)
                                                                                                      --------
PART I
     Item 1       Business                                                                                4
     Item 1A      Risk Factors                                                                           12
     Item 1B      Unresolved Staff Comments                                                              14
     Item 2       Properties                                                                             14
     Item 3       Legal Proceedings                                                                      14
     Item 4       Submission of Matters to a Vote of Shareholders                                        14

PART II
     Item 5       Market for the Registrant's Common Stock, Related Shareholder
                      Matters, and Issuer Purchases of Equity Securities                                 14
     Item 6       Selected Consolidated Financial Data                                                 15, 47
     Item 7       Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                          16
                    Critical Accounting Policies                                                         16
                    Merger and Acquisition Activity                                                      18
                    Statistical Information
                        Net Interest Income                                                            22, 48
                        Provision for Loan Losses                                                      24, 54
                        Noninterest Income                                                             24, 49
                        Noninterest Expenses                                                           27, 49
                        Income Taxes                                                                   27, 50
                        Stock-Based Compensation                                                         28
                        Distribution of Assets and Liabilities                                         30, 50
                        Securities                                                                     31, 50
                        Loans                                                                          32, 52
                        Nonperforming Assets                                                           33, 53
                        Allowance for Loan Losses and Loan Loss Experience                             34, 53
                        Deposits and Securities Sold Under Agreements to Repurchase                    36, 55
                        Borrowings                                                                       37
                        Liquidity, Commitments, and Contingencies                                      38, 56
                        Off-Balance Sheet Arrangements and Derivative Financial Instruments              40
                        Interest Rate Risk (Including Quantitative
                                 and Qualitative Disclosures About Market Risk)                        40, 57
                        Return on Assets and Equity                                                    41, 57
                        Capital Resources and Shareholders' Equity                                     42, 58
                        Inflation                                                                        43
                        Current Accounting and Regulatory Matters                                        44
     Item 7A      Quantitative and Qualitative Disclosures About Market Risk                             46
     Forward-Looking Statements                                                                          46
     Item 8       Financial Statements and Supplementary Data:
                  Consolidated Balance Sheets as of December 31, 2005 and 2004                           60
                  Consolidated Statements of Income for each of the years in the
                      three-year period ended December 31, 2005                                          61
                  Consolidated Statements of Comprehensive Income for each of the
                      years in the three-year period ended December 31, 2005                             62


                                                                                                      Begins on
                                                                                                      Page (s)
                                                                                                      --------
                  Consolidated Statements of Shareholders' Equity for each of the years
                      in the three-year period ended December 31, 2005                                   63
                  Consolidated Statements of Cash Flows for each of the years
                      in the three-year period ended December 31, 2005                                   64
                  Notes to Consolidated Financial Statements                                             65
                  Report of Independent Registered Public Accounting Firm (Current Firm)                 98
                  Report of Independent Registered Public Accounting Firm (Predecessor Firm)             100
                  Selected Consolidated Financial Data                                                   47
                  Quarterly Financial Summary                                                            59

     Item 9       Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosures                                                         101
     Item 9A      Controls and Procedures                                                                101
     Item 9B      Other Information                                                                      102

PART III
     Item 10      Directors and Executive Officers of the Registrant                                     103*
     Item 11      Executive Compensation                                                                 103*
     Item 12      Security Ownership of Certain Beneficial Owners and Management
                     and Related Shareholder Matters                                                     103*
     Item 13      Certain Relationships and Related Transactions                                         104*
     Item 14      Principal Accountant Fees and Services                                                 104*

PART IV
     Item 15      Exhibits and Financial Statement Schedules                                             104

SIGNATURES                                                                                               107


* Information called for by Part III (Items 10 through 14) is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART I

Item 1.  Business

General Description

The Company

     First Bancorp (the "Company") is a bank holding company. The principal activity of the Company is the ownership and operation of First Bank (the "Bank"), a state chartered bank with its main office in Troy, North Carolina. The Company also owns and operates two nonbank subsidiaries: Montgomery Data Services, Inc. ("Montgomery Data"), a data processing company, and First Bancorp Financial Services, Inc. ("First Bancorp Financial"), which owns and operates various real estate. Each of these subsidiaries is fully consolidated for financial reporting purposes. The Company is also the parent to three statutory business trusts created under the laws of the State of Delaware, which have issued a total of $41.2 million in trust preferred debt securities. Under current accounting requirements, these three statutory business trusts are not consolidated for financial reporting purposes - see discussion of FIN 46 in "Current Accounting and Regulatory Matters" under Item 7 below.

     The Company was incorporated in North Carolina on December 8, 1983, as Montgomery Bancorp, for the purpose of acquiring 100% of the outstanding common stock of the Bank through stock-for-stock exchanges. On December 31, 1986, the Company changed its name to First Bancorp to conform its name to the name of the Bank, which had changed its name from Bank of Montgomery to First Bank in 1985.

     The Bank was organized in 1934 and began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated. As of December 31, 2005, the Bank operated in a 24-county area centered in Troy, North Carolina. Troy, population 3,500, is located in the center of Montgomery County, approximately 60 miles east of Charlotte, 50 miles south of Greensboro, and 80 miles southwest of Raleigh. The Bank conducts business from 61 branches located within a 120-mile radius of Troy, covering principally a geographical area from Latta, South Carolina to the southeast, to Wallace, North Carolina to the east, to Radford, Virginia to the north, to Wytheville, Virginia to the northwest, and to Harmony, North Carolina to the west. The Bank also has a loan production office in Wilmington, which is on the coast of North Carolina and represents the Bank's furthest location to the east of Troy. Of the Bank's 61 full-service branches, 55 are in North Carolina, with three branches each in South Carolina and Virginia (where the Bank operates under the name "First Bank of Virginia"). Ranked by assets, the Bank was the 7th largest bank in North Carolina as of December 31, 2005.

     The Bank has two wholly owned subsidiaries, First Bank Insurance Services, Inc. ("First Bank Insurance") and First Montgomery Financial Services Corporation ("First Montgomery"). First Bank Insurance was acquired as an active insurance agency in 1994 in connection with the Company's acquisition of a bank that had an insurance subsidiary. On December 29, 1995, the insurance agency operations of First Bank Insurance were divested. From December 1995 until October 1999, First Bank Insurance was inactive. In October 1999, First Bank Insurance began operations again as a provider of non-FDIC insured investments and insurance products. Currently, First Bank Insurance's primary business activity is the placement of property and casualty insurance coverage. First Montgomery, a Virginia corporation incorporated on November 2, 2001, was formed to acquire real estate in Virginia and lease the property to the Bank. First Troy Realty Corporation ("First Troy") was incorporated on May 12, 1999 and is a subsidiary of First Montgomery. First Troy was formed for the purpose of allowing the Bank to centrally manage a portion of its residential, mortgage, and commercial real estate loan portfolio. The assets of First Montgomery and First Troy were liquidated during 2005, and these entities are no longer active.

     The Company's principal executive offices are located at 341 North Main Street, Troy, North Carolina 27371-0508, and its telephone number is (910) 576-6171. Unless the context requires otherwise, references to the "Company" in this annual report on Form 10-K shall mean collectively First Bancorp and its consolidated subsidiaries.

General Business

     The Bank engages in a full range of banking activities, providing such services as checking, savings, NOW and money market accounts and other time deposits of various types including certificates of deposits (CDs) and individual retirement accounts (IRAs); loans for business, agriculture, real estate, personal uses, home improvement and automobiles; credit cards; debit cards; letters of credit; safe deposit box rentals; bank money orders; and electronic funds transfer services, including wire transfers, automated teller machines, and bank-by-phone capabilities. In December 2004, the Bank also began offering its internet banking product, with on-line bill-pay and cash management features. Because the majority of the Bank's customers are individuals and small to medium-sized businesses located in the counties it serves, management does not believe that the loss of a single customer or group of customers would have a material adverse impact on the Bank. There are no seasonal factors that tend to have any material effect on the Bank's business, and the Bank does not rely on foreign sources of funds or income. Because the Bank operates primarily within the central Piedmont region of North Carolina, the economic conditions within that area could have a material impact on the Company. See additional discussion below in the section entitled "Territory Served and Competition."

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

     Montgomery Data's primary business is to provide electronic data processing services for the Bank. Ownership and operation of Montgomery Data allows the Company to do all of its electronic data processing without paying fees for such services to an independent provider. Maintaining its own data processing system also allows the Company to adapt the system to its individual needs and to the services and products it offers. Although not a significant source of income, Montgomery Data has historically made its excess data processing capabilities available to area financial institutions for a fee. For the years ended December 31, 2005, 2004 and 2003, external customers provided gross revenues of $279,000, $416,000 and $333,000, respectively. During 2005, three of the five customers terminated their services with Montgomery Data and switched to another provider, which left Montgomery Data with two outside customers as of December 31, 2005. Montgomery Data intends to continue to market this service to area banks, but does not currently have any near-term prospects for additional business.

     First Bancorp Financial was organized under the name of First Recovery in September of 1988 for the purpose of providing a back-up data processing site for Montgomery Data and other financial and non-financial clients. First
Recovery's back-up data processing operations were divested in 1994. First Bancorp Financial now periodically purchases parcels of real estate from the Bank that were acquired through foreclosure or from branch closings. First Bancorp Financial actively pursues the sale of these properties.

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

     First Montgomery was incorporated on November 2, 2001. First Montgomery was formed for the purpose of selecting and acquiring real estate in Virginia, which would then be leased to the Bank for use as bank branches. First Troy was incorporated on May 12, 1999 as a subsidiary of the Bank. Upon the formation of First Montgomery as a subsidiary of the Bank, the Bank contributed its interest in First Troy to First Montgomery, resulting in First Troy becoming a subsidiary of First Montgomery. First Troy was formed for the purpose of allowing the Bank to centrally manage a portion of its residential, mortgage, and commercial real estate loan portfolio. For tax years through December 31, 2004, First Troy elected to be treated as a real estate investment trust for tax purposes. During 2005, in response to evolving taxing authority developments (discussed in more detail in "Liquidity, Commitments, and Contingencies" under Item 7 below), the Company liquidated First Montgomery and First Troy by transferring the assets and liabilities of each of these subsidiaries to the Bank. It is the Company's intent to dissolve First Montgomery and First Troy in 2006.

Territory Served and Competition

     The Company's headquarters are located in Troy, Montgomery County, North Carolina. The Company serves primarily the south central area of the Piedmont region of North Carolina. The following table presents, for each county where the Company operates, the number of bank branches operated by the Company within the county, the approximate amount of deposits with the Company in the county as of December 31, 2005, the Company's approximate market share, and the number of bank competitors located in the county.

                      No. of          Deposits          Market          Number
   County            Branches      (in millions)        Share        Competitors
----------------     --------      ------------       ----------     -----------
Anson, NC                1          $      11             4.9%            4
Cabarrus, NC             2                 28             1.3%            9
Chatham, NC              2                 52             9.6%            9
Davidson, NC             3                114             6.3%            9
Dillon, SC               3                 62            24.7%            2
Duplin, NC               3                 47            10.7%            7
Guilford, NC             1                 30             0.6%           24
Harnett, NC              3                 93            10.0%            7
Iredell, NC              1                 21             1.2%           15
Lee, NC                  4                136            19.2%            7
Montgomery, NC           5                 87            39.2%            4
Montgomery, VA           1                 11             0.1%            9
Moore, NC               10                337            25.0%           10
Randolph, NC             4                 53             3.7%           14
Richmond, NC             1                 30             6.1%            5
Robeson, NC              5                126            15.4%            9
Rockingham, NC           1                 14             1.2%            9
Rowan, NC                2                 42             3.5%           11
Scotland, NC             2                 46            14.7%            5
Stanly, NC               4                 82            10.1%            5
Wake, NC                 1                 15             0.1%           21
Washington, VA           1                 25             2.6%           12
Wythe, VA                1                 33             7.3%            9
                     ---------      ---------
    Total               61          $   1,495
                     =========      =========

================================================================================

     The Company's 61 branches and facilities are primarily located in small communities whose economies are based primarily on services, manufacturing and light industry. Although the Company's market is predominantly small communities and rural areas, the area is not dependent on agriculture. Textiles, furniture, mobile homes, electronics, plastic and metal fabrication, forest products, food products and cigarettes are among the leading manufacturing industries in the trade area. Leading producers of lumber, socks, hosiery and area rugs are located in Montgomery County. The Pinehurst area within Moore County is a widely known golf resort and retirement area. The High Point area is widely known for its furniture market. Additionally, several of the communities served by the Company are "bedroom" communities serving large cities like Charlotte, Raleigh and Greensboro, while several branches serve medium-sized cities such as Albemarle, Asheboro, High Point, Southern Pines and Sanford. The Company also has branches in small communities such as Bennett, Polkton, Vass, and Harmony.

     Approximately 23% of the Company's deposit base is in Moore County, and, accordingly, material changes in competition, the economy or population of Moore County could materially impact the Company. No other county comprises more than 10% of the Company's deposit base.

     The Company competes in its various market areas with, among others, several large interstate bank holding companies that are headquartered in North Carolina. These large competitors have substantially greater resources than the Company, including broader geographic markets, higher lending limits and the ability to make greater use of large-scale advertising and promotions. A significant number of interstate banking acquisitions have taken place in the past decade, thus further increasing the size and financial resources of some of the Company's competitors, three of which are among the largest bank holding companies in the nation. In many of the Company's markets, the Company also competes against banks that have been organized within the past ten years. These new banks often focus on loan and deposit balance sheet growth, and not necessarily on earnings profitability. This strategy often allows them to offer more attractive terms on loans and deposits than the Company is able to offer because the Company must achieve an acceptable level of profitability. Moore County, which as noted above comprises a disproportionate share of the Company's deposits, is a particularly competitive market, with at least ten other financial institutions having a physical presence. See "Supervision and
Regulation" below for a further discussion of regulations in the Company's industry that affect competition.

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

Lending Policy and Procedures

     Conservative lending policies and procedures and appropriate underwriting standards are high priorities of the Bank. Loans are approved under the Bank's written loan policy, which provides that lending officers, principally branch managers, have authority to approve loans of various amounts up to $100,000. Each of the Bank's regional senior lending officers has discretion to approve secured loans in principal amounts up to $350,000 and together can approve loans up to $3,000,000. Lending limits may vary depending upon whether the loan is secured or unsecured.

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

     The Bank also contracts with an independent consulting firm to review new loan originations meeting certain criteria, as well as to assign risk grades to existing credits meeting certain thresholds. The consulting firm's observations, comments, and risk grades, including variances with the Bank's risk grades, are shared with the audit committee of the Company's board of directors, and are considered by management in setting Bank policy, as well as in evaluating the adequacy of the allowance for loan losses. The consulting firm also provides on-going training on a periodic basis to the Company's loan officers to keep them updated on current developments in the marketplace. For additional information, see "Allowance for Loan Losses and Loan Loss Experience" under Item 7 below.

Investment Policy and Procedures

     The Company has adopted an investment policy designed to optimize the Company's income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk objectives. Pursuant to this policy, the Company may invest in federal, state and municipal obligations, federal agency obligations, public housing authority bonds, industrial development revenue bonds, Fannie Mae, Government National Mortgage Association, Freddie Mac, and Student Loan Marketing Association securities, and, to a limited extent, corporate bonds. Except for corporate bonds, the Company's investments must be rated at least Baa by Moody's or BBB by Standard and Poor's. Securities rated below A are periodically reviewed for creditworthiness. The Company may purchase non-rated municipal bonds only if such bonds are in the Company's general market area and determined by the Company to have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if they are judged to possess a high degree of credit soundness to assure reasonably prompt sale at a fair value. The Company is also authorized by its board of directors to invest a portion of its security portfolio in high quality corporate bonds, with the amount of bonds related to any one issuer not to exceed the Company's legal lending limit. Prior to purchasing a corporate bond, the Company's management performs due diligence on the issuer of the bond, and the purchase is not made unless the Company believes that the purchase of the bond bears no more risk to the Company than would an unsecured loan to the same company.

     The Company's investment officer implements the investment policy, monitors the investment portfolio, recommends portfolio strategies and reports to the Company's investment committee. Reports of all purchases, sales, issuer calls, net profits or losses and market appreciation or depreciation of the bond portfolio are reviewed by the Company's board of directors each month. Once a quarter, the Company's interest rate risk exposure is evaluated by its board of directors. Once a year, the written investment policy is reviewed by the board of directors, and the Company's portfolio is compared with the portfolios of other companies of comparable size.

Mergers and Acquisitions

     As part of its operations, the Company has pursued an acquisition strategy over the years to augment its internal growth. The Company regularly evaluates the potential acquisition of or merger with various financial institutions. The Company's acquisitions to date have generally fallen into one of three categories - 1) an acquisition of a financial institution or branch thereof within a market in which the Company operates, 2) an acquisition of a financial institution or branch thereof in a market contiguous to a market in which the Company operates, or 3) an acquisition of a company that has products or services that the Company does not currently offer.

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

     In the last five years, the Company has made acquisitions in all three categories described above. In 2001, acquisitions resulted in the Company adding $116.2 million in loans and $204.6 million in deposits, expanding into four contiguous markets (Lumberton, Pembroke, St. Pauls, and Thomasville), providing another branch for customers in one of the Company's newer markets (Salisbury), and giving the Company the ability to offer property and casualty insurance coverage. In 2002, the Company completed the acquisition of a branch within its market area (Broadway, located in Lee County) with approximately $8.4 million in deposits and $3.1 million in loans. In 2003, the Company completed acquisitions that added approximately $72.5 million in loans and $160.8 million in deposits that were in the nearby markets of Dillon County SC, Duplin County NC, Harmony NC, and Fairmont NC. In 2003, the Company also purchased another property and casualty insurance agency that provided efficiencies of scale when combined with the agency purchased in 2001. The Company did not complete any acquisitions during 2004 or 2005, but in 2006 has agreed to purchase a branch in Dublin, Virginia (a contiguous market) with $20 million in deposits.

     The Company plans to continue to evaluate acquisition opportunities that could potentially benefit the Company and its shareholders. These opportunities may include acquisitions that do not fit the categories discussed above. For a further discussion of recent acquisition activity, see "Merger and Acquisition Activity" under Item 7 below.

Employees

     As of December 31, 2005, the Company had 540 full-time and 76 part-time employees. The Company is not a party to any collective bargaining agreements and considers its employee relations to be good.

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

     In 2002, the Sarbanes-Oxley Act was signed into law. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934, as amended. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. The most significant expense associated with compliance with the Sarbanes-Oxley Act has been the internal control documentation and attestation requirements of
Section 404 of the Act. In 2004 and 2005, the Company's incremental external costs associated with complying with Section 404 of the Sarbanes-Oxley Act amounted to approximately $193,000 and $832,000, respectively. The incremental costs relate to higher external audit fees and outside consultant fees. These amounts do not include the value of the significant internal resources devoted to compliance.

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

Available Information

     The Company maintains a corporate Internet site at www.firstbancorp.com, which contains a link within the "Investor Relations" section of the site to each of its filings with the Securities and Exchange Commission, including its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These filings are available, free of charge, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. These filings can also be accessed at the Securities and Exchange Commission's website located at www.sec.gov. Information included on the Company's Internet site is not incorporated by reference into this annual report.

Item 1A.   Risk Factors

I. The Company is subject to interest rate risk, which could negatively impact earnings.

     Net interest income is the Company's most significant component of earnings. The Company's net interest income results from the difference between the yields the Company earns on its interest-earning assets, primarily loans and investments, and the rates that the Company pays on its interest-bearing liabilities, primarily deposits and borrowings. When interest rates change, the yields the Company earns on its interest-earning assets and the rates the Company pays on its interest-bearing liabilities do not necessarily move in tandem with each other because of the difference between their maturities and repricing characteristics. This mismatch can negatively impact net interest income if the margin between yields earned and rates paid narrows. Interest rate environment changes can occur at any time and are affected by many factors that are outside the control of the Company, including inflation, recession, unemployment trends, the Federal Reserve's monetary policy, domestic and international disorder and instability in domestic and foreign financial markets.

     As of December 31, 2005, interest rates in general have been steadily increasing for the past 18 months. During that period, the Company's interest-earning asset yields have increased by approximately the same amount as the Company's interest-bearing liability rates. However, our net interest income has benefited from the fact that the Company's interest-earnings assets generally reprice sooner upon a change in interest rates than do the Company's interest-bearing liabilities. Therefore, if interest rates do not change in 2006, the Company will likely have more interest-bearing liabilities than interest-earning assets that will reprice at higher rates. This will likely negatively impact the Company's net interest income. If interest rates were to decrease in 2006, the negative impact to the Company's net interest margin would be exacerbated as a result of the Company's interest-earning assets repricing downwards faster and by a greater amount than the Company's interest bearing liabilities. Growth that the Company expects to generate in loans and deposits would be expected to increase net interest income, and thus would lessen the negative impact of compressing spreads in a "no change" or declining interest rate environment.

II. The Company faces strong competition, which could hurt the Company's business.

     The Company's business operations are centered primarily in North Carolina, southwestern Virginia and northeastern South Carolina. Increased competition within this region may result in reduced loan originations and deposits. Ultimately, the Company may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that the Company offers. These competitors include savings associations, national banks, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including finance companies, internet banks, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries.

     The Company competes in its market areas with several large interstate bank holding companies, including three of the largest in the nation that are headquartered in North Carolina. These large competitors have substantially greater resources than the Company, including broader geographic markets, more banking locations, higher lending limits and the ability to make greater use of large-scale advertising and promotions. Also, these institutions, particularly to the extent they are more diversified than the Company, may be able to offer the same products and services that the Company offers at more competitive rates and prices.

     The Company also competes in some of its market areas with many banks that have been organized within the past ten years. These new banks often focus on loan and deposit balance sheet growth, and not necessarily on earnings profitability. This strategy often allows them to offer more attractive terms on loans and deposits than the Company is able to offer because the Company must achieve an acceptable level of profitability.

     Moore County, which comprises a disproportionate share of the Company's deposits, is a particularly competitive market, with at least ten other financial institutions having a physical presence, including large interstate bank holding companies and recently organized banks.

III. The Company's allowance for loan losses may not be adequate to cover actual losses.

     Like all financial institutions, the Company maintains an allowance for loan losses to provide for probable losses caused by customer loan defaults. The allowance for loan losses may not be adequate to cover actual loan losses, and in this case additional and larger provisions for loan losses would be required to replenish the allowance. Provisions for loan losses are a direct charge against income.

     The level of the allowance for loan losses set by the Company is dependent on the use of historical loss rates, as well as estimates and assumptions of future events. Because of the extensive use of estimates and assumptions, there is the possibility that they could be wrong and that the Company's actual loan losses could differ (and possibly significantly) from the Company's estimate. The Company believes that its allowance for loan losses is adequate to provide for probable losses, but it is possible that the allowance for loan losses will need to be increased for credit reasons or that regulators will require the Company to increase this allowance. Either of these occurrences could materially and adversely affect the Company's earnings and profitability.

IV. The Company is vulnerable to the economic conditions within the fairly small geographic region in which it operates.

     Like most businesses, the Company's overall success is partially dependent on the economic conditions in the marketplace where it operates. The Company's marketplace is concentrated in the central Piedmont region of North Carolina and is therefore not particularly diversified. An economic downturn in this fairly small geographic region that negatively impacted the Company's customers would likely also have an adverse impact on the Company. For example, an economic downturn may result in higher loan default rates and reduce the value of real estate securing those loans, which would likely increase the Company's loan losses. At December 31, 2005, approximately 86% of the Company's loans were secured by real estate collateral, and thus the

Company could be adversely impacted if real estate values decreased.

V. The Company is subject to extensive regulation, which could have an adverse effect.

     The Company is subject to extensive regulation and supervision from the North Carolina Commissioner of Banks, the FDIC, and the Federal Reserve Board. This regulation and supervision is intended primarily for the protection of the FDIC insurance fund and the Company's depositors and borrowers, and not for holders of the Company's common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of the Company's assets and determination of the level of the allowance for loan losses. Changes in the regulations that apply to the Company, or changes in the Company's compliance with regulations, could have a material impact on our operations.

Item 1B.  Unresolved Staff Comments

     None

Item 2.   Properties

     The main offices of the Company, the Bank and First Bancorp Financial are owned by the Bank and are located in a three-story building in the central business district of Troy, North Carolina. The building houses administrative and bank teller facilities. The Bank's Operations Division, including customer accounting functions, offices and operations of Montgomery Data, and offices for loan operations, are housed in two one-story steel frame buildings approximately one-half mile west of the main office. Both of these buildings are owned by the Bank. The Company operates 61 bank branches. The Company owns all its bank branch premises except nine branch offices for which the land and buildings are leased and four branch offices for which the land is leased but the building is owned. In addition, the Company leases three loan production offices. There are no other options to purchase or lease additional properties. The Company considers its facilities adequate to meet current needs and believes that lease renewals or replacement properties can be acquired as necessary to meet future needs.

Item 3.   Legal Proceedings

     Various legal proceedings may arise in the ordinary course of business and may be pending or threatened against the Company and/or its subsidiaries. However, neither the Company nor any of its subsidiaries is involved in any pending legal proceedings that management believes could have a material effect on the consolidated financial position of the Company.

     There were no tax shelter penalties assessed by the Internal Revenue Service against the Company during the year ended December 31, 2005.

Item 4.   Submission of Matters to a Vote of Shareholders

     No matters were submitted to a vote of shareholders during the fourth quarter of 2005.

PART II

Item 5. Market for the Registrant's Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities

     The Company's common stock trades on the NASDAQ National Market System of the NASDAQ Stock Market under the symbol FBNC. Table 22, included in "Management's Discussion and Analysis" below, set forth the high and low market prices of the Company's common stock as traded by the brokerage firms that maintain a market in the Company's common stock and the dividends declared for the periods indicated. See "Business - Supervision and Regulation" above and Note 15 to the consolidated financial statements for a discussion of regulatory restrictions on the payment of dividends. As of December 31, 2005, there were approximately 2,700 shareholders of record and another 3,250 shareholders whose stock is held in "street name." There were no sales of unregistered securities during the year ended December 31, 2005. It is the Company's current intention to continue to pay cash dividends in the future comparable to those in the recent past.

Issuer Purchases of Equity Securities

     Pursuant to authorizations by the Company's board of directors, the Company has from time to time repurchased shares of common stock in private transactions and in open-market purchases. The most recent board of director authorization was announced on July 30, 2004 and authorized the repurchase of 375,000 shares of the Company's stock. During 2005, the Company did not repurchase any shares of its own stock. The following table sets forth information about the Company's stock repurchase plan for the three months ended December 31, 2005.

                                           Issuer Purchases of Equity Securities
-----------------------------------------------------------------------------------------------------------------------------
                                                                              Total Number of Shares      Maximum Number of
                                                                               Purchased as Part of     Shares that May Yet Be
                                 Total Number of     Average Price Paid per     Publicly Announced       Purchased Under the
           Period              Shares Purchased (2)           Share            Plans or Programs (1)    Plans or Programs (1)
----------------------------   --------------------  ----------------------   -----------------------   ---------------------
Month #1 (October 1, 2005 to
    October 31, 2005)                 --                        --                      --                    315,015
Month #2 (November 1, 2005
    to November 30, 2005)             --                        --                      --                    315,015
Month #3 (December 1, 2005
    to December 31, 2005)             --                        --                      --                    315,015
                               --------------------  ----------------------   -----------------------   ---------------------

Total                                 --                        --                      --                    315,015
                               ====================  ======================   =======================   =====================

Footnotes to the Above Table

(1) Any shares repurchased would be pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its Board of Directors had approved the repurchase of 375,000 shares of the Company's common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the issuer has determined to terminate prior to expiration, or under which the issuer does not intend to make further purchases.

(2) The above table above does not include shares that were used by option holders to satisfy the exercise price of the Company's call options issued by the Company to its employees and directors pursuant to the Company's stock option plans. In November 2005, 522 shares of the Company's common stock with a weighted average price of $22.00 were used to satisfy the exercise price of employee option exercises. In December 2005, 1,383 shares of the Company's common stock, with a weighted average market price of $22.07 were used to satisfy such exercises.

Item 6.    Selected Consolidated Financial Data

     Table 1 sets forth selected consolidated financial data for the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis is intended to assist readers in understanding the Company's results of operations and changes in financial position for the past three years. This review should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 60 of this report and the supplemental financial data contained in Tables 1 through 22 included with this discussion and analysis. All share data for periods prior to November 15, 2004 has been adjusted from its originally reported amounts to reflect the 3-for-2 stock split paid on November 15, 2004.

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

Tax Uncertainties

     The Company reserves for tax uncertainties in instances when it has taken a position on a tax return that may differ from the opinion of the applicable taxing authority. In accounting for tax contingencies, the Company assesses the relative merits and risks of certain tax transactions, taking into account statutory, judicial and regulatory guidance in the context of the Company's tax position. For those matters where it is probable that the Company will have to pay additional taxes, interest or penalties and a loss or range of losses can be reasonably estimated, the Company records reserves in the consolidated financial statements. For those matters where it is reasonably possible but not probable that the Company will have to pay additional taxes, interest or penalties and the loss or range of losses can be reasonably estimated, the Company only makes disclosures in the notes and does not record reserves in the consolidated financial statements. The process of concluding that a loss is reasonably possible or probable and estimating the amount of loss or range of losses and related tax reserves is inherently subjective, and future changes to the reserve may be necessary based on changes in management's intent, tax law or related interpretations, or other functions.

     The sections below entitled "Income Taxes" and "Liquidity, Commitments, and Contingencies" and Notes 12 and 18 to the consolidated financial statements include information related to a tax loss contingency accrual that was recorded in 2005. For 2004, the Company had determined that this same tax uncertainty required disclosure, but not loss accrual.

Intangible Assets

     Due to the estimation process and the potential materiality of the amounts involved, the Company has also identified the accounting for intangible assets as an accounting policy critical to the Company's consolidated financial statements.

     When the Company completes an acquisition transaction, the excess of the purchase price over the amount by which the fair market value of assets acquired exceeds the fair market value of liabilities assumed represents an intangible asset. The Company must then determine the identifiable portions of the intangible asset, with any remaining amount classified as goodwill. Identifiable intangible assets associated with these acquisitions are generally amortized over the estimated life of the related asset, whereas goodwill is tested annually for impairment, but not systematically amortized. Assuming no goodwill impairment, it is beneficial to the Company's future earnings to have a lower amount assigned to identifiable intangible assets and a higher amount to goodwill as opposed to having a higher amount considered to be identifiable intangible assets and a lower amount classified as goodwill.

     For the Company, the primary identifiable intangible asset typically recorded in connection with a whole bank or bank branch acquisition is the value of the core deposit intangible, whereas when the Company acquires an insurance agency, the primary identifiable intangible asset is the value of the acquired customer list. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition/runoff, alternative funding costs, deposit servicing costs, and discount rates. The Company typically engages a third party consultant to assist in each analysis. For the whole bank and bank branch transactions recorded to date, the core deposit intangible in each case has been estimated to have a ten year life, with an accelerated rate of amortization. For the 2003 insurance agency acquisition, the identifiable intangible asset related to the customer list was determined to have a ten year life, with amortization occurring on a straight-line basis.

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

     The Company did not announce or complete any acquisitions in 2004 or 2005. In January 2006, the Company announced an agreement to purchase a bank branch in Dublin, Virginia with approximately $20 million in deposits from another financial institution. The Company completed the following acquisitions during 2003:

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

                                 Uwharrie   Carolina        RBC
                                Insurance   Community     Centura
Assets acquired                   Group       Bank        Branches      Total
-----------------------------   ---------   ---------    ---------    ---------
                                                (in millions)
Cash                            $      --         7.0         62.4         69.4
Securities                             --        13.1           --         13.1
Loans, gross                           --        47.7         24.8         72.5
Allowance for loan losses              --        (0.8)        (0.3)        (1.1)
Premises and equipment                 --         0.8          1.0          1.8
Other                                  --         2.5          0.2          2.7
                                ---------   ---------    ---------    ---------
    Total assets acquired              --        70.3         88.1        158.4
                                ---------   ---------    ---------    ---------

Liabilities assumed
-----------------------------
Deposits                               --        58.9        102.0        160.9
Borrowings                             --         2.1           --          2.1
Other                                  --         0.6          0.3          0.9
                                ---------   ---------    ---------    ---------
   Total liabilities assumed           --        61.6        102.3        163.9
                                ---------   ---------    ---------    ---------
Value of cash paid and/or
    stock issued to
    stock-holders of acquiree         0.5        18.9          n/a         19.4
                                ---------   ---------    ---------    ---------
Intangible assets recorded      $     0.5        10.2         14.2         24.9
                                =========   =========    =========    =========

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

Overview - 2005 Compared to 2004

     Net income for the year ended December 31, 2005 amounted to $16,090,000, or $1.12 per diluted share, a 20.0% decrease from the net income of $20,114,000, or $1.40 per diluted share, reported for 2004. The annual earnings for 2005 were significantly impacted by a contingency loss accrual related to income tax exposure amounting to $4,338,000 (after-tax), or $0.30 per diluted share. The Company originally accrued $6,320,000, or $0.44 per diluted share, related to this loss exposure in the third quarter of 2005. In March 2006, prior to filing its financial statements, the Company reversed $1,982,000, or $0.14 per diluted share, of this accrual, effective for the fourth quarter of 2005, as a result of a change in the loss estimate. See additional discussion in the section entitled "Income Taxes" below.

     Total assets at December 31, 2005 amounted to $1.80 billion, 9.9% higher than a year earlier. Total loans at December 31, 2005 amounted to $1.48 billion, an increase of $116 million, or 8.5%, from a year earlier. Total deposits amounted to $1.49 billion at December 31, 2005, an increase of $106 million, or 7.6%, from a year earlier. Deposit growth would have been higher had the Company not paid off, without renewing, $50 million in brokered deposits that were outstanding at December 31, 2004 and matured during 2005. The Company had no brokered deposits outstanding at December 31, 2005.

     The growth in loans and deposits was the primary reason for the increase in the Company's net interest income when comparing 2004 to 2005. Net interest income for the year ended December 31, 2005 amounted to $68.6 million, an 11.9% increase over the $61.3 million recorded in 2004. The Company's net interest margin (tax-equivalent net interest income divided by average earning assets) realized for 2005 was 4.33% compared to 4.31% for 2004. The rising interest rate environment had a positive effect on the Company's net interest margin, but the positive effects were largely offset by the mix of the Company's deposit growth being more concentrated in the categories of time deposits and time deposits greater than $100,000. Time deposits are generally a high cost category of funds for the Company. However, their increased usage has been necessary in order to fund loan growth.

     The Company's provision for loan losses did not vary significantly in 2005 compared to 2004, amounting to $3,040,000 in 2005 compared to $2,905,000 in 2004. The ratio of net-charge offs to average loans for 2005 was 0.14%, which is the same as it was for 2004. At December 31, 2005, the Company's nonperforming assets to total assets ratio was 0.17% compared to 0.32% at the prior year end, and was the lowest it has been at any year end since the Company became publicly held in 1985.

     Noninterest income for 2005 amounted to $15.0 million, a decrease of 5.4% from the $15.9 million recorded in 2004. The decrease in 2005 is partly a result of lower service charges on deposit accounts. Service charges on deposit accounts have decreased primarily as a result of the negative impact that higher short term interest rates have on the service charges that the Company earns from its commercial depositors - in the Company's commercial account service charge rate structure, commercial depositors are given "earnings credits" (negatively impacting service charges) on their average deposit balances that are tied to short term interest rates. Also, in 2005 the Company recorded significantly lower "securities gains" and "other gains" compared to 2004. In 2005, the Company recorded a combined net loss of $258,000 for these two line items compared to a net gain of $648,000 in 2004, a negative change of $906,000.

     Noninterest expenses in 2005 amounted to $47.6 million, a 9.0% increase from the $43.7 million recorded in 2004. The increase in noninterest expenses is primarily attributable to costs associated with the Company's overall growth in loans, deposits and branch network. Also, the Company's Sarbanes-Oxley compliance costs amounted to $832,000 in 2005 compared to $193,000 in 2004.

     The Company's income tax expense for 2005 of $16.8 million includes the previously discussed contingency tax loss accrual of $4.3 million. During periods that did not include this accrual, the Company's effective tax rate in 2005 was approximately 38%-39% compared to approximately 34%-35% in 2004. The higher effective tax rate in 2005 compared to 2004 is the result of the Company discontinuing, effective January 1, 2005, the operating structure involving a real estate investment trust (REIT) that gave rise to the 2005 contingency tax loss accrual. The Company expects its effective tax rate to continue to be in the 38%-39% range for the foreseeable future. See additional discussion in the section entitled "Income Taxes" below.

Overview - 2004 Compared to 2003

     Net income for the year ended December 31, 2004 amounted to $20,114,000, or $1.40 per diluted share, a 3.6% increase in net income and a 3.7% increase in diluted earnings per share over the net income of $19,417,000, or $1.35 per diluted share, reported for 2003. All per share amounts originally reported for periods prior to November 15, 2004 have been adjusted to reflect the 3-for-2 stock split paid on November 15, 2004.

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

     The increase in loans and deposits during 2004 resulted in an increase in the Company's net interest income from 2003 to 2004. Net interest income for the year ended December 31, 2004 amounted to $61.3 million, a 9.9% increase over the $55.8 million recorded in 2003. The positive impact on net interest income from the increases in loans and deposits more than offset a lower net interest margin realized in 2004 compared to 2003. The Company's net interest margin (tax-equivalent net interest income divided by average earning assets) for 2004 was 4.31% compared to the 4.52% in 2003. The Company's net interest margin was negatively impacted by the thirteen interest rate cuts initiated by the Federal Reserve from 2001 to 2003 and the Company's shift toward originating more adjustable rate loans compared to fixed rate loans to protect the Company from anticipated increases in interest rates. The Federal Reserve increased interest rates by 125 basis points in the second half of 2004 which was responsible for the Company's net interest margin increasing during the third and fourth quarters of 2004 after having decreased for the immediately preceding five consecutive quarters.

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

     Noninterest expenses for 2004 amounted to $43.7 million, a 15.2% increase from the $38.0 million recorded in 2003. The increase in noninterest expenses was primarily attributable to growth in the Company's branch network, which increased by eight branches from October 2003 through the end of 2004.

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

Net Interest Income

     Net interest income on a reported basis amounted to $68,591,000 in 2005, $61,290,000 in 2004, and $55,760,000 in 2003. For internal purposes and in the discussion that follows, the Company evaluates its net interest income on a tax-equivalent basis by adding the tax benefit realized from tax-exempt securities to reported interest income. Net interest income on a tax-equivalent basis amounted to $69,039,000 in 2005, $61,765,000 in 2004, and $56,278,000 in
2003. Management believes that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

     Table 2 analyzes net interest income on a tax-equivalent basis. The Company's net interest income on a taxable-equivalent basis increased by 11.8% in 2005 and 9.7% in 2004. There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and 2) the Company's net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

     As illustrated in Table 3, in both 2005 and 2004, net interest income was positively impacted by both higher amounts of average loans and deposits outstanding. In 2005, the average amount of loans outstanding increased 9.8%, and the average amount of deposits outstanding increased 11.8%. In 2004, the average amount of loans outstanding increased 16.4%, and the average amount of deposits outstanding increased 13.3%. The growth in the volume of loans and deposits increased net interest income by $5.8 million in 2005 and $7.8 million in 2004. The higher amounts of average loans and deposits outstanding in 2005 were entirely a result of internal growth, as the Company did not complete any acquisitions in 2004 or 2005. The higher amounts of average loans and deposits outstanding in 2004 were a result of both internal growth, as well as growth achieved in corporate acquisitions. Although the Company did not complete any acquisitions in 2004, the increases in the Company's average loan and deposit amounts in 2004 compared to 2003 were impacted by acquisitions completed in 2003, as the loans and deposits assumed in the 2003 acquisitions were outstanding for the full year in 2004 compared to only a partial year in 2003 (from the date of the respective acquisitions). For analysis regarding the nature of the Company's loan and deposit growth, see "Analysis of Financial Condition and Changes in Financial Condition" below.

     Table 3 also illustrates the impact that changes in the rates that the Company earned/paid had on the Company's net interest income in 2004 and 2005. In 2005, the Federal Reserve increased interest rates eight times totaling 200 basis points, which followed five rate increases totaling 125 basis points that occurred in the second half of 2004. This rising interest rate environment resulted in higher amounts of interest income earned and interest expense paid in 2005, with the net effect being a $1.5 million increase in net interest income. In 2004, although the average prime rate was slightly higher than in 2003, the average yields realized on earning assets and the average rates paid on interest-bearing liabilities for the year were both lower than in 2003. The average yield on earning assets was lower in 2004 than in 2003 due to a growing percentage of adjustable rate loans, which carry lower initial rates than fixed rate loans (see below for additional discussion), and lower renewal/reinvestment rates earned on fixed rate earning assets that matured during 2004 that had been originated during periods of higher interest rates. The average rate paid on interest-bearing liabilities was lower in 2004 than in 2003 due to the interest rates on deposits that are set by management not being increased at the same time, or by the full amount, as increases in the prime rate of interest that occurred in 2004. Also, interest expense on time deposits was otherwise lower as a result of time deposits that were originated prior to the increases in interest rates, with maturities subsequent to the dates of the rate changes. The reduction in interest income for 2004 was $2.4 million more than the reduction in interest expense, and thus changes in interest rates negatively impacted the Company's net interest income for 2004.

     The Company measures the spread between the yield on its earning assets and the cost of its funding primarily in terms of the ratio entitled "net interest margin" which is defined as tax-equivalent net interest income divided by average earning assets. The Company's net interest margin increased slightly in 2005 after decreasing in 2004, amounting to 4.33% in 2005, 4.31% in 2004, and 4.52% in 2003.

     In 2005, the Company's net interest margin was positively impacted by the rising interest rate environment, but the positive effects were largely offset by the mix of the Company's deposit growth being more concentrated in the categories of time deposits and time deposits greater than $100,000. As derived from Table 2, in 2005, the yield earned on loans, the Company's primary earning asset, increased by 75 basis points, from 5.87% to 6.62%, while the average rate paid on savings, NOW and money market accounts, the Company's largest deposit category, increased by only 32 basis points (from 0.54% to 0.86%). The difference in these increases positively impacted the Company's net interest margin. However, 82% of the Company's average deposit growth in 2005 was comprised of time deposits, which are a high cost category of funds for the Company and incrementally result in lower net interest margins for the Company. In addition to being a high cost of funds for the Company, this category of deposits is typically more price-sensitive than the Company's other deposit categories, repricing upward by a greater amount in a rising rate environment than the Company's other deposits. In 2005, the average rate paid on time deposits greater than $100,000 increased by 92 basis points in 2005, from 2.34% to 3.26%, while the average rate paid for all other time deposits increased by 82 basis points, from 2.04% to 2.86%. The higher growth in time deposits was necessary in order to fund the Company's loan growth. The positive and negative factors discussed above mostly offset each other, resulting in a two basis point increase in net interest margin for 2005 - from 4.31% in 2004 to 4.33% in 2005.

     In 2004, the Company's net interest margin was negatively impacted by the interest rate environment and a shift towards originating more adjustable rate loans compared to fixed rate loans to protect the Company from an expected rise in interest rates. The mostly declining interest rate environment in effect from 2001 until June 30, 2004, and the level to which interest rates dropped, resulted in the Company being unable to reset deposit rates by an amount that would offset the negative impact of the lower yields earned on the Company's interest earning assets. In the declining rate environment, the Company's interest-sensitive assets repriced sooner (most on the day following the interest rate cut) and by a larger percentage (generally by the same number of basis points that the Federal Reserve discount rate was decreased) than did the Company's interest-sensitive liabilities that were subject to repricing. Additionally, as fixed rate earning assets originated during periods of higher interest rates matured, they were generally replaced with lower yielding earning assets. The Company was unable to reset deposit rates by the full amount of the interest rate cuts because of their already near-zero rates and because of competitive pricing pressures. Also, interest rates paid on time deposits are generally fixed and are not subject to automatic adjustment. When time deposits mature, the Company has the opportunity, at the customers' discretion, to renew the time deposit at a rate set by the Company. Because time deposits that are interest-sensitive in a twelve month horizon mature throughout the twelve month period, any change in the renewal rate will affect only a portion of the twelve month period. In addition, although changes in interest rates on renewing time deposits generally track rate changes in the interest rate environment, the Company found it especially difficult to decrease rates on renewing time deposits by the corresponding decreases in the Federal Reserve discount rate because of competitive pressures in the Company's market areas. Finally, in 2004 the Company increased its reliance on time deposits greater than $100,000 and borrowings in order to fund high loan growth that exceeded core retail deposit growth. The ratio of the average amount of time deposits greater than $100,000 and borrowings to total funding (total deposits plus borrowings) increased from 22.7% in 2003 to 25.6% in 2004. The impact of the factors just discussed resulted in a 21 basis point decrease in net interest margin for 2004 - from 4.52% in 2003 to 4.31% in 2004.

     As discussed above, from 2002 to 2004, the Company gradually positioned itself to be protected in a rising interest rate environment by originating more variable rate loans than fixed rate loans - a rising interest rate environment was forecasted by most economists after the steeply declining interest rate environment that began in 2001 and concluded with interest rates being at their lowest levels in 40 years during 2004. This initiative resulted in the Company's loan mix changing from 57% fixed rate and 43% variable rate at December 31, 2001 to 60% variable rate and 40% fixed rate at December 31, 2004. In 2005, most economists began to forecast that the steadily increasing interest rate environment in effect since mid-2004 would end in 2006. As a result, in 2005 the Company began originating a more even mix of fixed rate loans and variable rate loans, which resulted in the Company's fixed/variable mix shifting slightly to 58% variable rate and 42% fixed rate at December 31, 2005.

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

     The provision for loan losses recorded by the Company did not vary significantly over the past three years, amounting to $3,040,000 in 2005, compared to $2,905,000 in 2004 and $2,680,000 in 2003. Net internal loan growth was strong for each of those years, amounting to $116 million in 2005 and $148 million in both 2004 and 2003. There was no external/acquired loan growth in 2004 or 2005. In 2003, there was acquired growth of $72.5 million, for which a preexisting allocation for loan losses was already in place. Asset quality ratios were stable during each of the three years in the period ended December 31, 2005.

     See the section entitled "Allowance for Loan Losses and Loan Loss Experience" below for a more detailed discussion of the allowance for loan losses. The allowance is monitored and analyzed regularly in conjunction with the Company's loan analysis and grading program, and adjustments are made to maintain an adequate allowance for loan losses.

Noninterest Income

     Noninterest income recorded by the Company amounted to $15,004,000 in 2005, $15,864,000 in 2004, and $14,918,000 in 2003.

     As shown in Table 4, core noninterest income, which excludes gains and losses from sales of securities, loans, and other assets, amounted to $15,262,000 in 2005, a 0.3% increase from $15,216,000 in 2004. The 2004 core noninterest income of $15,216,000 was 4.1% higher than the $14,612,000 recorded in 2003.

     See Table 4 and the following discussion for an understanding of the components of noninterest income.

     Service charges on deposit accounts in 2005 amounted to $8,537,000, a 5.8% decrease compared to $9,064,000 recorded in 2004. Service charges on deposit accounts have decreased primarily as a result of the negative impact that higher short term interest rates have on the service charges that the Company earns from its commercial depositors - in the Company's commercial account service charge rate structure, commercial depositors are given "earnings credits" (negatively impacting service charges) on their average deposit balances that are tied to short term interest rates. Beginning in February 2006, the Company changed the index that the earnings "credit rate" is tied to. The new index is based on a money market rate that is currently lower than the previous rate and is less susceptible to volatile changes, while still being competitive in the marketplace. The Company expects the new index to result in an increase in income earned from service charges on deposit accounts in 2006 as compared to the service charge income that would have been received using the old index. The 2004 amount of $9,064,000 in service charges on deposit accounts was 14.2% higher than the 2003 amount of $7,938,000. This increase can be attributed to the following primary factors: 1) periodic rate increases, 2) service charges earned from internally generated deposit growth, and 3) service charges earned from acquired deposits. Deposit service charge rates are generally increased 2%-4% per year, while internal growth among deposit transaction accounts was 4%-5% in both 2004 and 2003. The deposits assumed in the acquisition of four RBC Centura branches on October 24, 2003 generated approximately $720,000 in service charges for the full year of 2004 compared to $125,000 realized during the partial period in 2003 subsequent to the acquisition. This incremental income of $595,000 accounted for approximately half of the 14.2% increase in service charges on deposit accounts. The Company's income from service charges on deposit accounts in the fourth quarter of 2004 was essentially flat when compared to the fourth quarter of 2003, which was a result of a higher customer deposit base, the positive effects of which were offset by the negative impact that higher short term interest rates in the second half of 2004 had on service charges from commercial depositors - see discussion above.

     Other service charges, commissions and fees amounted to $3,963,000 in 2005, a 17.9% increase from the $3,361,000 earned in 2004. The 2004 amount of $3,361,000 was 24.0% higher than the $2,710,000 recorded in 2003. This category of noninterest income includes items such as credit card interchange income related to merchants and customers, debit card interchange income, ATM charges, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees. This category of income grew primarily because of increases in these activity-related fee services as a result of the increased acceptance and popularity of debit cards, special credit and debit card promotions that increased their use, and the overall growth in the Company's total customer base, including growth achieved from corporate acquisitions.

     Fees from presold mortgages amounted to $1,176,000 in 2005, a 21.4% increase from the 2004 amount of $969,000. The 2004 amount was a 58.4% decrease from the $2,327,000 recorded in 2003. Fees from presold mortgages peaked in 2003 as a result of a high level of mortgage loan refinancings brought on by low mortgage interest rates. Since that time, the absence of the initial wave of refinancing activity and higher adjustable rate mortgage rates have resulted in the Company's fees from presold mortgages decreasing from the 2003 level and averaging approximately $200,000-$300,000 per quarter.

     Commissions from sales of insurance and financial products amounted to $1,307,000 in 2005, $1,406,000 in 2004, and $1,304,000 in 2003. This line item includes commissions the Company receives from three sources - 1) sales of credit insurance associated with new loans, 2) commissions from the sales of investment, annuity, and long-term care insurance products, and 3) commissions from the sale of property and casualty insurance. The following table presents the contribution of each of the three sources to the total amount recognized in this line item:

                 ($ in thousands)             2005     2004     2003
                                             ------   ------   ------
          Commissions earned from:
          ------------------------
          Sales of credit insurance          $  308      291      300
          Sales of investments, annuities,
              and long term care insurance 193 291 299 Sales of property and casualty
              insurance                         806      824      705
                                             ------   ------   ------

                    Total                    $1,307    1,406    1,304
                                             ======   ======   ======

     As shown in the table above, lower "sales of investments, annuities, and long-term care insurance" is the primary cause for the decrease in recorded insurance and financial product commissions from 2004 to 2005. The decrease in this component is primarily due to two employees in this area being transferred to another division of the Company and not yet being replaced.

     Data processing fees amounted to $279,000 in 2005, $416,000 in 2004, and $333,000 in 2003. As noted earlier, Montgomery Data makes its excess data processing capabilities available to area financial institutions for a fee. The decrease in data processing fees in 2005 is a result of three of the five customers of Montgomery Data terminating their service and switching to another provider. Montgomery Data intends to continue to market this service to area banks, but does not currently have any near-term prospects for additional business.

     Noninterest income not considered to be "core" amounted to a net loss of $258,000 in 2005, a net gain of $648,000 in 2004, and a net gain of $306,000 in
2003. The 2005 net loss of $258,000 included $189,000 in losses due to normal write-downs of tax credit investments, and $83,000 in losses related to a change in the Company's methodology for reserving for overdrafts and overdraft loans. The 2004 net gain of $648,000 included securities gains of $299,000, which were effected primarily in order to realize current income. Also in 2004, the Company sold a former bank branch building that resulted in a gain of approximately $350,000. The 2003 net gain of $306,000 primarily related to securities gains of $218,000 effected primarily to realize current income and an $82,000 gain from a sale of vacant land located beside one of the Company's existing branches. The Company projects $196,000 of tax credit investment write-downs in 2006. Tax credit write-downs experienced in 2005 and projected for 2006 have increased from the $70,000 amounts recorded in 2004 and 2003 as a result of additional investments made in tax credit partnerships during 2005. To date, all tax credit write-downs have been exceeded, and are projected to continue to be exceeded, by the amount of tax credits realized and recorded as a reduction of income tax expense.

Noninterest Expenses

     Noninterest expenses for 2005 were $47,636,000, compared to $43,717,000 in 2004 and $37,964,000 in 2003. Table 5 presents the components of the Company's noninterest expense during the past three years.

     Based on the recorded amounts noted above, noninterest expenses increased 9.0% in 2005 and 15.2% in 2004. The increases in noninterest expenses over the past three years have occurred in nearly every line item of expense and have been primarily as a result of the significant growth experienced by the Company, both internally and by acquisition. Over the past three years, the number of the Company's branches has increased from 48 to 61, and the number of full time equivalent employees has increased from 447 at December 31, 2002 to 578 at December 31, 2005. Additionally, from December 31, 2002 to December 31, 2005, the amount of loans outstanding increased 48.5% and deposits increased 41.5%. The incremental expense associated with the acquisition of the four RBC Centura branches in October 2003 was approximately $380,000 in 2003 and $1,900,000 on an annual basis thereafter. The Company's noninterest expenses were also impacted by external costs associated with complying Section 404 of the Sarbanes-Oxley Act. These expenses amounted to approximately $193,000 in 2004 and increased to $832,000 in 2005. These amounts do not include the value of the significant internal resources devoted to compliance. The Company expects its Sarbanes-Oxley compliance costs to decline modestly in 2006 from the expense recorded in 2005.

Income Taxes

     The provision for income taxes was $16,829,000 in 2005, $10,418,000 in 2004, and $10,617,000 in 2003.

     The Company's income tax expense for 2005 of $16.8 million includes a contingency accrual of $4.3 million. In 1999, in consultation with the Company's tax advisors, the Company established an operating structure involving a real estate investment trust ("REIT") that resulted in a reduction in the Company's state tax liability to the state of North Carolina. In late 2004, the North
Carolina Department of Revenue indicated that it would challenge taxpayers engaged in activities deemed to be "income-shifting," and they indicated that they believed certain REIT operating structures were a type of "income-shifting." During 2005, the North Carolina Department of Revenue began an audit of the Company's tax returns for 2001-2004, which represented all years eligible for audit. In the third quarter of 2005, based on consultations with the Company's external auditor and legal counsel, the Company determined that it should record a $6.3 million loss accrual to reserve for this issue. In February 2006, the North Carolina Department of Revenue announced a "Settlement Initiative" that offered companies with certain transactions, including those with a REIT operating structure, the opportunity to resolve such matters with reduced penalties by agreeing to participate in the initiative by June 15, 2006. Although the Company continues to believe that its tax returns complied with the relevant statutes, the board of directors of the Company has tentatively decided that it is in the best interests of the Company to settle this matter by participating in the initiative. Based on the terms of the initiative, the Company estimates that its total liability to settle the matter will be approximately $4.3 million, net of the federal tax benefit, or $2.0 million less than the amount that was originally accrued. Accordingly, in March 2006, prior to the filing of its financial statements, the Company retroactively recorded an adjustment to its fourth quarter of 2005 earnings to reverse $2.0 million of tax expense, as required by relevant accounting standards. The aspects of the REIT structure that gave rise to this issue were discontinued effective January 1, 2005, and thus the Company does not believe it has any additional exposure related to this item beyond the amount of the accrual other than ongoing interest on the unpaid taxes amounting to $65,000 per quarter (after-tax).

     Table 6 presents the components of tax expense and the related effective tax rates. The high effective tax rate of 55.1% in 2005 is primarily a result of the contingency loss accrual discussed above. During periods in 2005 that did not include contingency loss accrual matters, the Company's effective tax rate was approximately 38%-39% compared to approximately 34%-35% in 2004 and 2003. The higher effective tax rate in 2005 compared to 2004 is the result of the Company discontinuing, effective January 1, 2005, the operating structure involving a real estate investment trust (REIT) that gave rise to the contingency tax accrual. The Company expects its effective tax rate to continue to be in the 38%-39% range for the foreseeable future. In 2004, the Company's effective tax rate of 34.1% was slightly lower than the 2003 effective tax rate of 35.3%. The lower effective tax rate in 2004 was caused by several factors including higher amounts of state tax exempt income, higher amounts of low income housing investment tax credits, and the reversal of an $89,000 tax liability that was recorded in connection with a previous corporate acquisition.

Stock-Based Compensation

     For the three years ended December 31, 2005, the Company was not required to record any expense for the value of stock options granted to employees. As discussed in more detail below in the next to last paragraph of the section entitled "Current Accounting and Regulatory Matters," a new accounting standard ("Statement 123(R)", as defined below) will require the Company to record the value of stock options as an expense in the income statement beginning January 1, 2006. Note 1(k) to the consolidated financial statements contains pro forma net income and earnings per share information as if the Company applied the fair value recognition provisions required by the new standard. Note 1(k) indicates that the Company's stock-based employee compensation expense would have been $335,000, $1,291,000 and $319,000, for the three years ended December 31, 2005,
2004, and 2003, respectively. The significant increase in expense in 2004 compared to 2003 and 2005 is primarily due to the Company granting 128,000 employee options in April 2004 with immediate vesting (under the new standard, expense related to the fair market value of options is recognized when the options vest). Prior to that grant, all previous employee option grants had five year vesting periods (20% vesting each year), and thus the amount of expense related to options was generally spread over the five year vesting period. The Compensation Committee of the Board of Directors of the Company granted the April 2004 options without any vesting requirements for two reasons - 1) the options were granted primarily as a reward for past performance and therefore had already been "earned" in the view of the Committee, and 2) to potentially minimize the impact that any change in accounting standards for stock options could have on future years' reported net income. Employee stock option grants since the April 2004 grant have reverted to having five year vesting periods.

     As noted above, beginning on January 1, 2006, the Company will be required to expense, within its income statement, the value of stock option grants that vest from that date forward. In 2006, 2007, and 2008 the Company's stock-based compensation expense related to options currently outstanding will be approximately $126,000, $47,000, and $3,000 respectively. New stock option grants that are granted and vest after January 1, 2006 will increase the amount of stock-based compensation expense recorded by the Company. Except for grants to directors (see below), the Company cannot estimate the amount of future stock option grants at this time. In the past, stock option grants to employees have been irregular, generally falling into three categories - 1) to attract and retain new employees, 2) to recognize changes in responsibilities of existing employees, and 3) to periodically reward exemplary performance. The Company expects to continue to grant 2,250 stock options to each of the Company's non-employee directors in June of each year until the 2014 expiration of the current stock option plan. In 2005, the amount of pro forma expense associated with the June director grants was $127,000.

ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Overview

     Over the past two years, the Company has achieved steady increases in its levels of loans and deposits. All of this growth has been internally generated, as the Company did not complete any acquisitions in 2004 or 2005. The following table presents detailed information regarding the nature of the Company's growth in 2004 and 2005:

                                                                                                   Internal growth,
                                 Balance at                 Change in     Balance at     Total     excluding changes
       (in thousands)            beginning     Internal      brokered       end of     percentage     in brokered
                                 of period      growth       deposits       period       growth        deposits
                                 ----------   ----------    ----------    ----------   ----------     ----------
           2005
-----------------------------
Loans                            $1,367,053      115,558            --     1,482,611          8.5%           8.5%
                                 ==========   ==========    ==========    ==========   ==========     ==========

Deposits - Noninterest bearing      165,778       28,273            --       194,051         17.1%          17.1%
Deposits - Savings, NOW, and
     Money Market                   472,811      (14,590)           --       458,221         (3.1%)         (3.1%)
Deposits - Time>$100,000            334,756       71,398       (49,873)      356,281          6.4%          21.3%
Deposits - Time<$100,000            415,423       70,601            --       486,024         17.0%          17.0%
                                 ----------   ----------    ----------    ----------   ----------     ----------
   Total deposits                $1,388,768      155,682       (49,873)    1,494,577          7.6%          11.2%
                                 ==========   ==========    ==========    ==========   ==========     ==========

           2004
-----------------------------
Loans                            $1,218,895      148,158            --     1,367,053         12.2%          12.2%
                                 ==========   ==========    ==========    ==========   ==========     ==========

Deposits - Noninterest bearing      146,499       19,279            --       165,778         13.2%          13.2%
Deposits - Savings, NOW, and
     Money Market                   462,876        9,935            --       472,811          2.1%           2.1%
Deposits - Time>$100,000            238,535       46,348        49,873       334,756         40.3%          19.4%
Deposits - Time<$100,000            401,454       13,969            --       415,423          3.5%           3.5%
                                 ----------   ----------    ----------    ----------   ----------     ----------
   Total deposits                $1,249,364       89,531        49,873     1,388,768         11.2%           7.2%
                                 ==========   ==========    ==========    ==========   ==========     ==========

     As shown in the table above, the Company experienced high internal growth in loans in 2004 and 2005 with internal growth of 12.2% and 8.5%, respectively.

     Deposits increased 11.2% in 2004 and 7.6% in 2005. In 2004, of the $96 million in growth in the category "Deposits - Time>$100,000," $50 million related to brokered deposits that the Company attracted in order to fund the strong loan growth experienced. Excluding the brokered deposits, the Company's deposit growth in 2004 was 7.2%. In 2005, the $50 million in brokered deposits gathered in 2004 matured and were paid off, without renewing. The Company's deposit growth rate in 2005, excluding the reduction in brokered deposits, was 11.2%. The Company had no brokered deposits outstanding at December 31, 2005. In both 2004 and 2005, the Company achieved its highest growth in time deposits, particularly time deposits in denominations greater than $100,000. Time deposits, especially time deposits greater than $100,000, are generally the easiest type of deposit to achieve growth in through the use of promotional interest rates. The Company offered promotional interest rates in 2004 and 2005 in order to help fund the strong loan growth experienced both years.

     Over the past few years, including 2004 and 2005, the Company's loan growth has exceeded its deposit growth and to a greater extent exceeded its retail deposit growth (excludes time deposits greater than $100,000). The Company believes the higher internal growth rates for loans compared to retail deposits over the past two years is largely attributable to the type of customers the Company has been able to attract. Most of the Company's loan growth has come from small-business customers that need loans in order to expand their business, and have few deposits. Additionally, the Company has found it difficult to compete for retail deposits in recent years. The Company frequently competes against banks in the marketplace that either 1) are so large that they enjoy better economies of scale over the Company and can thus offer higher rates, or 2) are recently started banks that are focused on building market share, and not necessarily on positive earnings, by offering high deposit rates. The Company enjoys advantages in the loan marketplace by having seasoned lenders in place that have the experience necessary to oversee the completion of a loan and the autonomy to be able to make timely decisions.

     The Company's liquidity did not change significantly during 2004 or 2005. The Company's loan to deposit ratio increased has ranged from 97.6% to 99.2% at each of the past three year ends. The level of the Company's liquid assets (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) as a percentage of deposits and borrowings has also remained consistent, ranging from 13.1% to 14.4% at each of the past three year ends. As discussed above, over the past two years, the Company has had to rely more on time deposits in order to maintain targeted liquidity levels.

     In 2004 and 2005, regulatory capital ratios declined as asset growth exceeded capital growth. Additionally, the $4.3 million contingency tax loss accrual negatively impacted the Company's capital ratios in 2005. However, all of the Company's capital ratios have significantly exceeded the minimum regulatory thresholds for all periods covered by this report.

     Although the Company's primary market area, the central Piedmont region of North Carolina, has experienced recessionary times in the past few years as a result of manufacturing job losses, the Company's asset quality ratios have remained fairly stable over the past three years with net charge-offs to average loans ranging from 10 basis points to 14 basis points and nonperforming assets to total assets ranging from 17 basis points to 39 basis points.

Distribution of Assets and Liabilities

     Table 7 sets forth the percentage relationships of significant components of the Company's balance sheets at December 31, 2005, 2004, and 2003.

     The relative size of the components of the balance sheet has not varied significantly over the past two years with loans comprising 81%-82% of total assets and deposits comprising 83%-85%. The most significant variance in Table 7 is the 2004 increase in the percentage of time deposits of $100,000 or more, which increased from 16% at December 31, 2003 to 21% at December 31, 2004. The Company aggressively attracted large time deposits in 2004, including gathering the $50 million in brokered deposits, in order to help fund the strong loan growth experienced that was not able to be fully funded with core retail deposits. In 2005, these brokered deposits were paid off and were not renewed.

     Also shown in Table 7 is a decrease in the relative percentage of the Company's balance sheet comprised of Savings, NOW and Money Market accounts. The decrease in the percentage from 29% to 25% during 2005 is due partially to the high growth experienced in the other categories of deposits, and was also impacted by the introduction of a new product - Securities Sold Under Agreements to Repurchase ("repurchase agreements") - that resulted in a shift of customers' money from savings and money market accounts to repurchase agreements. Repurchase agreements are similar to interest-bearing deposits and allow the Company to pay interest to business customers without statutory limitations on the number of withdraws that these customers can make. Upon the introduction of this product in the second half of 2005, the growth in repurchase agreements to the year end balance of $33.5 million was comprised almost entirely of customer funds that had previously been held by the Company as savings or money market deposits.

Securities

     Information regarding the Company's securities portfolio as of December 31, 2005, 2004, and 2003 is presented in Tables 8 and 9.

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

     Total securities available for sale and held to maturity amounted to $127.8 million, $102.6 million, and $117.7 million at December 31, 2005, 2004, and 2003, respectively. The increase in securities from December 31, 2004 to December 31, 2005 was primarily due to security purchases, a decrease in the amount of called bonds and lower levels of principal repayments on mortgage-backed securities. The decrease in securities from December 31, 2003 to December 31, 2004 was primarily attributable to called and maturing bonds, as well as a high level of principal repayments on mortgage-backed securities due to the low interest rate environment. Instead of reinvesting the maturities/paydowns back into securities, the proceeds were used to fund loan growth. The security mix within the available for sale classification and the held to maturity classification remained relatively unchanged over the past three years.

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

     Included in mortgage-backed securities at December 31, 2005 were collateralized mortgage obligations ("CMOs") with an amortized cost of
$15,810,000 and a fair value of $15,399,000. Included in mortgage-backed securities at December 31, 2004 were CMOs with an amortized cost of $15,928,000 and a fair value of $15,831,000. Included in mortgage-backed securities at December 31, 2003 were CMOs with an amortized cost of $21,649,000 and a fair value of $21,458,000. The CMOs that the Company has invested in are substantially all "early tranche" portions of the CMOs, which minimizes long-term interest rate risk to the Company.

     At December 31, 2005, a net unrealized loss of $1,049,000 was included in the carrying value of securities classified as available for sale, compared to a net unrealized gain of $1,186,000 at December 31, 2004 and a net unrealized gain of $1,868,000 at December 31, 2003. The declining fair market value of securities available over the past two years was caused by a steadily rising interest rate environment. Higher interest rates negatively impact the value of fixed income securities. Another factor was the Company's 2004 sale of a portion of its bond portfolio that had unrealized gains at December 31, 2003. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations. Net unrealized gains (losses), net of applicable deferred income taxes, of ($639,000), $723,000, and $1,140,000 have been reported as part of a separate component of shareholders' equity (accumulated other comprehensive income) as of December 31, 2005, 2004, and 2003, respectively.

     The fair value of securities held to maturity, which the Company carries at amortized cost, was more than the carrying value at December 31, 2005 and 2004 by $149,000 and $426,000, respectively. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.

     Table 9 provides detail as to scheduled contractual maturities and book yields on securities available for sale and securities held to maturity at December 31, 2005. Mortgage-backed and other amortizing securities are shown maturing in the time periods consistent with their estimated lives based on expected prepayment speeds.

     The weighted average taxable-equivalent yield for the securities available for sale portfolio was 4.64% at December 31, 2005. The expected weighted average life of the available for sale portfolio using the call date for above-market callable bonds, the maturity date for all other non-mortgage-backed securities, and the expected life for mortgage-backed securities, was 4.0 years.

     The weighted average taxable-equivalent yield for the securities held to maturity portfolio was 5.76% at December 31, 2005. The expected weighted average life of the held to maturity portfolio using the call date for above-market callable bonds and the maturity date for all other securities, was 1.9 years.

     As of December 31, 2005 and 2004, the Company held no investment securities of any one issuer, other than U.S. Government agencies or corporations, in which aggregate book values and market values exceeded 10% of shareholders' equity.

Loans

     Table 10 provides a summary of the loan portfolio composition at each of the past five year ends.

     The loan portfolio is the largest category of the Company's earning assets and is comprised of commercial loans, real estate mortgage loans, real estate construction loans, and consumer loans. The Company restricts virtually all of its lending to its 24 county market area, which is located in the central Piedmont region of North Carolina, three counties in Virginia and one county in South Carolina. The diversity of the region's economic base has historically provided a stable lending environment.

     In 2005, loans outstanding increased $115.6 million, or 8.5%, to $1.48 billion. In 2004, loans outstanding increased $148.2 million, or 12.2%, to $1.37 billion. All of the loan growth in 2005 and 2004 was internally generated, as the Company did not complete any acquisitions during those years. In 2003, loans outstanding increased $220.3 million, or 22.1%, to $1.22 billion. Approximately $148 million of the 2003 growth was from net internal loan growth, while $73 million was assumed in acquisitions. The majority of the 2005 and 2004 loan growth occurred in loans secured by real estate, with approximately $94.4 million, or 81.7%, in 2005, and $143.1 million, or 96.6%, in 2004 of the net loan growth occurring in real estate mortgage or real estate construction loans.

     Over the years, the Company's loan mix has remained fairly consistent, with real estate loans (mortgage and construction) comprising approximately 86% of the loan portfolio, commercial, financial, and agricultural loans not secured by real estate comprising 9%, and consumer installment loans comprising approximately 5% of the portfolio. The majority of the Company's "real estate" loans are primarily various personal and commercial loans where real estate provides additional security for the loan.

     At December 31, 2005, $1.275 billion, or 86.0%, of the Company's loan portfolio was secured by liens on real property. Included in this total are $707.9 million, or 47.7% of total loans, in loans secured by liens on 1-4 family residential properties and $567.1 million, or 38.3% of total loans, in loans secured by liens on other types of real estate. At December 31, 2004, $1.181 billion, or 86.4%, of the Company's loan portfolio was secured by liens on real property. Included in this total are $630.5 million, or 46.1% of total loans, in loans secured by liens on 1-4 family residential properties and $550.4 million, or 40.3% of total loans, in loans secured by liens on other types of real estate. The Company's $1.275 billion in real estate mortgage loans at December 31, 2005 can be further classified as follows - for comparison purposes, the classification of the Company's $1.181 billion real estate loan portfolio at December 31, 2004 is shown in parenthesis:

     o $443.4 million, or 29.9% of total loans (vs. $411.7 million, or 30.1% of total loans), are traditional residential mortgage loans in which the borrower's personal income is the primary repayment source.
     o $410.1 million, or 27.7% of total loans (vs. $389.0 million, or 28.5% of total loans), are primarily dependent on cash flow from a commercial business for repayment.
     o $146.1 million, or 9.9% of total loans (vs. $120.6 million, or 8.8% of total loans), are home equity loans.
     o $125.2 million, or 8.4% of total loans (vs. $117.2 million, or 8.6% of total loans), are real estate construction loans.
     o $118.4 million, or 8.0% of total loans (vs. $110.6 million, or 8.1% of total loans), are personal consumer installment loans in which the borrower has provided residential real estate as collateral.
     o $31.9 million, or 2.2% of total loans (vs. $31.8 million, or 2.3% of total loans), are primarily dependent on cash flow from agricultural crop sales.

     Table 11 provides a summary of scheduled loan maturities over certain time periods, with fixed rate loans and adjustable rate loans shown separately. Approximately 23% of the Company's loans outstanding at December 31, 2005 mature within one year and 75% of total loans mature within five years. The percentages of variable rate loans and fixed rate loans as compared to total performing loans were 57.5% and 42.5%, respectively, as of December 31, 2005. The Company intentionally makes a blend of fixed and variable rate loans so as to reduce interest rate risk. See discussion regarding fluctuations in the Company's ratio of fixed rate loans to variable rate loans in the section above entitled "Net Interest Income."

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

     Nonperforming loans (which includes nonaccrual loans and restructured loans) as of December 31, 2005, 2004, and 2003 totaled $1,653,000, $3,724,000, and $4,295,000, respectively. Nonperforming loans as a percentage of total loans amounted to 0.11%, 0.27%, and 0.35%, at December 31, 2005, 2004, and 2003,
respectively. The variances in nonperforming loans over the past two years have been primarily due to changes in nonaccrual loans, as restructured loans have not changed significantly. Nonaccrual loans have declined at each of the past two year ends. The decrease in nonaccrual loans from 2003 to 2004 was impacted by the resolution of the Company's largest nonaccrual loan relationship during 2004. This nonaccrual relationship amounted to $663,000 at December 31, 2003. In 2004, the loan was reduced to zero through a combination of payments received, property foreclosures, and charge-offs. In total, the Company received payments of $65,000, foreclosed on property with a value of $100,000, and charged-off the remaining balance of $498,000. The decrease in nonaccrual loans from 2004 to 2005 was primarily because during the fourth quarter of 2005, the collection process for several of the Company's large nonperforming loan relationships reached a conclusion. As a result, the Company's net charge-offs for the fourth quarter of 2005 were $1.1 million, or 0.29% of average loans (annualized), which is a higher ratio than the Company has historically experienced. The Company's largest nonaccrual relationships at December 31, 2005 and 2004 amounted to $337,000 and $404,000, respectively.

     If the nonaccrual loans and restructured loans as of December 31, 2005, 2004 and 2003 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $123,000, $247,000 and $319,000 for nonaccrual loans and $2,000, $2,000 and $2,000 for
restructured   loans  would  have  been  recorded  for  2005,   2004  and  2003,
respectively. Interest income on such loans that was actually collected and included in net income in 2005, 2004 and 2003 amounted to approximately $67,000, $120,000 and $102,000 for nonaccrual loans (prior to their being placed on nonaccrual status) and $2,000, $2,000 and $2,000 for restructured loans, respectively. At December 31, 2005 and 2004, the Company had no commitments to lend additional funds to debtors whose loans were nonperforming.

     Management routinely monitors the status of certain large loans that, in management's opinion, have credit weaknesses that could cause them to become nonperforming loans. In addition to the nonperforming loan amounts discussed above, management believes that an estimated $5.5-$6.0 million of loans that were performing in accordance with their contractual terms at December 31, 2005 have the potential to develop problems depending upon the particular financial situations of the borrowers and economic conditions in general. Management has taken these potential problem loans into consideration when evaluating the adequacy of the allowance for loan losses at December 31, 2005 (see discussion below).

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

     Other real estate includes foreclosed, repossessed, and idled properties. Other real estate has not varied materially at any of the past three year ends, amounting to $1,421,000 at December 31, 2005, $1,470,000 at December 31, 2004,
and $1,398,000 at December 31, 2003. Other real estate represented approximately 0.10% of total assets at the end of 2005, 2004, and 2003. The Company's management believes that the fair values of the items of other real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

Allowance for Loan Losses and Loan Loss Experience

     The allowance for loan losses is created by direct charges to operations (known as a "provision for loan losses" for the period in which the charge is taken). Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. The recoveries realized during the period are credited to this allowance. The Company considers its procedures for recording the amount of the allowance for loan losses and the related provision for loan losses to be a critical accounting policy. See the heading "Critical Accounting Policies" above for further discussion.

     The factors that influence management's judgment in determining the amount charged to operating expense include past loan loss experience, composition of the loan portfolio, evaluation of probable inherent losses and current economic conditions.

     The Company uses a loan analysis and grading program to facilitate its evaluation of probable inherent loan losses and the adequacy of its allowance for loan losses. In this program, risk grades are assigned by management and tested by an independent third party consulting firm. The testing program includes an evaluation of a sample of new loans, loans that management identifies as having potential credit weaknesses, loans past due 90 days or more, loans originated by new loan officers, nonaccrual loans and any other loans identified during previous regulatory and other examinations.

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

    The allowance for loan losses amounted to $15,716,000 at December 31, 2005 compared to $14,717,000 at December 31, 2004 and $13,569,000 at December 31, 2003. This represented 1.06%, 1.08%, and 1.11%, of loans outstanding as of December 31, 2005, 2004, and 2003, respectively. As noted in Table 12, the Company's allowance for loan losses as a percentage of nonperforming loans ("coverage ratio") amounted to 951% at December 31, 2005 compared to 395% at December 31, 2004 and 316% at December 31, 2003. Due to the secured nature of virtually all of the Company's loans that are on nonaccrual status, the variance in the coverage ratio is not necessarily indicative of the relative adequacy of the allowance for loan losses.

     Table 13 sets forth the allocation of the allowance for loan losses at the dates indicated. The portion of these reserves that was allocated to specific loan types in the loan portfolio increased to $15,692,000 at December 31, 2005 from $14,643,000 at December 31, 2004 and $13,416,000 at December 31, 2003. The
7.2% increase in the amount of the allocated allowance during 2005 is consistent with the 8.5% increase in total loans outstanding during the year. Similarly, the 9.1% increase in the amount of the allocated allowance during 2004 is consistent with the 12.2% increase in total loans outstanding during the year. In addition to the allocated portion of the allowance for loan losses, the Company maintains an unallocated portion that is not assigned to any specific category of loans, but rather is intended to reserve for the inherent risk in the overall portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories. The amount of the unallocated portion of the allowance for loan losses did not vary materially at any of the past three year ends.

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

    For the years indicated, Table 14 summarizes the Company's balances of loans outstanding, average loans outstanding, and a detailed rollforward of the allowance for loan losses. In addition to the increases to the allowance for loan losses related to normal provisions, the increases in the dollar amounts of the allowance for loan losses in 2003 was also affected by amounts recorded to provide for loans assumed in corporate acquisitions. In 2003, the Company added $1,083,000 to the allowance for loan losses related to loans assumed in two corporate acquisitions. Approximately $333,000 of the $1,083,000 related to $24.8 million in loans assumed in the October 2003 RBC Centura branch acquisition, while $750,000 related to the CCB acquisition. The $750,000 addition related to CCB represented the book value of CCB's allowance for loan losses on the date of the acquisition.

    The Company's net loan charge offs amounted to $2,041,000 in 2005, $1,757,000 in 2004, and $1,101,000 in 2003. This represents 0.14%, 0.14%, and
0.10% of average loans during 2005, 2004, and 2003 respectively. The increase in charge offs from 2003 to 2004 is largely attributable to the $498,000 charge off recorded in 2004 related to the disposition of a large nonaccrual relationship that is discussed above in the section entitled "Nonperforming Assets." As discussed in that same section, during the fourth quarter of 2005, the collection process for several of the Company's large nonperforming loan relationships reached a conclusion, which impacted the net charge off percentage in 2005.

Deposits and Securities Sold Under Agreements to Repurchase

     At December 31, 2005, deposits outstanding amounted to $1.495 billion, an increase of $106 million, or 7.6%, from December 31, 2004. In 2004, deposits grew from $1.249 billion to $1.389 billion, an increase of $139 million, or 11.2% from December 31, 2003. All deposit growth in 2004 and 2005 was internally generated (the Company did not complete any acquisitions during those years). Approximately $50 million of the increase in 2004 related to wholesale brokered deposits that the Company gathered in order to help fund the high loan growth experienced during 2004, while the Company's deposit growth in 2005 was negatively impacted by paying back the $50 million in brokered deposits upon their maturity in 2005. Prior to 2004, the Company had never utilized brokered deposits. In 2003, $161 million of the $193 million increase in deposits was related to acquisitions - the Company's January 2003 acquisition of CCB with $59 million in deposits and the October 2003 acquisition of four RBC Centura branches with $102 million in deposits.

     The nature of the Company's deposit growth is illustrated in the table on page 29. The following table reflects the mix of the Company's deposits at each of the past three year ends:

                                                    2005      2004      2003
                                                   ------    ------    ------
  Noninterest-bearing deposits                         13%       12%       12%
  Savings, NOW and Money Market deposits               31%       34%       37%
  Time deposits > $100,000                             24%       24%       19%
  Time deposits < $100,000                             32%       30%       32%
                                                   ------    ------    ------
      Total deposits                                  100%      100%      100%
                                                   ======    ======    ======
  Securities sold under agreements to repurchase
       as a percent of total deposits                   2%       --        --
                                                   ======    ======    ======

     In 2004, there was a significant increase in the percentage of time deposits greater than $100,000, which was largely a result of the Company offering competitive interest rates on this product and the $50 million in wholesale brokered deposits gathered by the Company. Both of the factors driving the increase in time deposits greater than $100,000 were necessitated by the combination of strong loan growth and modest core retail deposit growth experienced by the Company in 2004. As noted earlier, competition for deposits in the Company's market area is strong. The deposit mix remained relatively consistent from 2004 to 2005, despite the $50 million decrease in brokered deposits that were repaid in 2005, which impacted the time deposits greater than $100,000 category. In 2005, the $50 million repayment of brokered deposits was offset by growth in this category resulting from the Company competitively pricing this product in order to generate funds with which to repay the brokered deposit maturities, as well as to help fund loan growth.

     The percentage of savings, NOW and money market accounts to total deposits at December 31, 2005 was impacted by the introduction of a new product - securities sold under agreements to repurchase ("repurchase agreements") - that resulted in a shift of customer's money from savings and money market accounts to repurchase agreements. Repurchase agreements are similar to interest-bearing deposits and allow the Company to pay interest to business customers without statutory limitations on the number of withdraws that these customers can make. Upon the introduction of this product in the second half of 2005, the growth in repurchase agreements, which amounted to $33.5 million at year end, was comprised almost entirely of customer funds that had previously been held by the Company as savings or money market deposits.

     Table 15 presents the average amounts of deposits of the Company and the average yield paid for those deposits for the years ended December 31, 2005, 2004, and 2003.

     As of December 31, 2005, the Company held approximately $356.3 million in time deposits of $100,000 or more. Table 16 is a maturity schedule of time deposits of $100,000 or more as of December 31, 2005. This table shows that 82.0% of the Company's time deposits greater than $100,000 mature within one year.

     At each of the past three year ends, the Company had no deposits issued through foreign offices, nor did the Company believe that it held any deposits by foreign depositors.

Borrowings

     The Company had borrowings outstanding of $100.2 million at December 31, 2005 compared to $92.2 million at December 31, 2004. The slight increase in borrowings was due to normal fluctuations in cash needs and not to an overall increased dependence on borrowings. As shown in Table 2, average borrowings has fluctuated over the past two years, amounting to $42.1 million in 2003, rising to $84.9 million in 2004, and then declining slightly in 2005 to $77.1 million. The increase in average borrowing from 2003 to 2004 was necessary in order to fund loan growth that exceeded deposit growth. In 2005, growth in average deposits exceeded growth in average loans, which reduced the Company's dependency on borrowings.

     At December 31, 2005, the Company had three sources of readily available borrowing capacity - 1) an approximately $360 million line of credit with the Federal Home Loan Bank of Atlanta ("FHLB"), of which $59 million was outstanding at December 31, 2005 and $51 million was outstanding at December 31, 2004, 2) a $50 million overnight federal funds line of credit with a correspondent bank, none of which was outstanding at December 31, 2005 or 2004, and 3) an approximately $62 million line of credit through the Federal Reserve Bank of Richmond's (FRB) discount window, none of which was outstanding at December 31, 2005 or 2004.

     The Company's line of credit with the FHLB can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need, and is secured by the Company's FHLB stock and a blanket lien on most of its real estate loan portfolio. In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of the line of credit, the borrowing capacity was further reduced by $40 million at December 31, 2005 and 2004 as a result of the Company pledging letters of credit for public deposits at each of those dates.

     The Company's correspondent bank relationship allows the Company to purchase up to $50 million in federal funds on an overnight, unsecured basis (federal funds purchased). The Company had no borrowings outstanding under this line at December 31, 2005 or 2004. This line of credit was not drawn upon during any of the past three years.

     The Company also has a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of the Company's commercial and consumer loan portfolio (excluding real estate loans). Based on the collateral owned by the Company as of December 31, 2005, the available line of credit is approximately $62 million. This line of credit was established primarily in connection with the Company's Y2K liquidity contingency plan and has not been drawn on since inception. The FRB has indicated that it would not expect lines of credit that have been granted to financial institutions to be a primary borrowing source. The Company plans to maintain this line of credit, although it is not expected that it will be drawn upon except in unusual circumstances.

     In addition to the lines of credit described above, in which the Company had $59 million outstanding as of December 31, 2005, the Company also had a total of $41.2 million in trust preferred security debt outstanding at

December 31, 2005. The Company issued $20.6 million of this debt on October 29, 2002 and an additional $20.6 million on December 19, 2003. These borrowings each have 30 year final maturities and were structured as trust preferred capital securities that qualify as Tier I capital for regulatory capital adequacy requirements. These debt securities are callable by the Company at par on any quarterly interest payment date five years after their issue date. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 3.45% for the securities issued in 2002 and three-month LIBOR plus 2.70% for the securities issued in 2003. The Company incurred approximately $1,195,000 in debt issuance costs related to the issuances that were recorded as prepaid expenses and are included in the "Other Assets" line item of the consolidated balance sheet. During the first quarter of 2006, the Company plans to issue an additional $25 million in trust preferred securities in order to improve regulatory capital ratios. The terms will be substantially the same as previous issuances except that the interest rate is expected to be based on three-month LIBOR plus 1.39%, and no debt issuance costs are expected.

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

     As noted above, in addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources -
1) an approximately $360 million line of credit with the FHLB, 2) a $50 million overnight federal funds line of credit with a correspondent bank, and 3) an approximately $62 million line of credit through the FRB's discount window.

     The Company's liquidity did not change significantly during 2004 or 2005. The Company's loan to deposit ratio has ranged from 97.6% to 99.2% at each of the past three year ends. The level of the Company's liquid assets (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) as a percentage of deposits and borrowings has also remained consistent, ranging from 13.1% to 14.4% at each of the past three year ends. As discussed above, over the past two years, the Company has had to rely more on time deposits in order to maintain targeted liquidity levels.

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

     Table  18  reflects  the  contractual   obligations  and  other  commercial
commitments of the Company outstanding as of December 31, 2005. Any of the Company's $59 million in outstanding borrowings with the FHLB may be accelerated immediately by the FHLB in certain circumstances, including material adverse changes in the condition of the Company or if the Company's qualifying collateral is less than the amount required under the terms of the borrowing agreement.

     In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements. As of December 31, 2005, the Company had outstanding loan commitments of $277,044,000, of which $236,047,000 were at variable rates and $40,997,000 were at fixed rates. Included in outstanding loan commitments were unfunded commitments of $157,257,000 on revolving credit plans, of which $132,796,000 were at variable rates and $24,461,000 were at fixed rates.

     At December 31, 2005 and 2004, the Company had  $4,283,000 and  $3,762,000,
respectively, in standby letters of credit outstanding. The Company had no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is a guarantee made on behalf of the Company's customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms for one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. In the event that the Company is required to honor a standby letter of credit, a note, already executed with the customer, is triggered which provides repayment terms and any collateral. Over the past ten years, the Company has had to honor one standby letter of credit, which was repaid by the borrower without any loss to the Company. Management expects any draws under existing commitments to be funded through normal operations.

     It has been the experience of the Company that deposit withdrawals are generally replaced with new deposits, thus not requiring any net cash outflow. Based on that assumption, management believes that it can meet its contractual cash obligations and existing commitments from normal operations.

     The Company is not involved in any legal proceedings that, in management's opinion, could have a material effect on the consolidated financial position of the Company; however, the following paragraph describes a probable exposure related to taxes.

     In 1999, in consultation with the Company's tax advisors, the Company established an operating structure involving a real estate investment trust ("REIT") that resulted in a reduction in the Company's state tax liability to the state of North Carolina. In late 2004, the North Carolina Department of Revenue indicated that it would challenge taxpayers engaged in activities deemed to be "income-shifting," and they indicated that they believed certain REIT operating structures were a type of "income-shifting." During 2005, the North Carolina Department of Revenue began an audit of the Company's tax returns for 2001-2004, which represented all years eligible for audit. In the third quarter of 2005, based on consultations with the Company's external auditor and legal counsel, the Company determined that it should record a $6.3 million loss accrual to reserve for this issue. In February 2006, the North Carolina Department of Revenue announced a "Settlement Initiative" that offered companies with certain transactions, including those with a REIT operating structure, the opportunity to resolve such matters with reduced penalties by agreeing to participate in the initiative by June 15, 2006. Although the Company continues to believe that its tax returns complied with the relevant statutes, the board of directors of the Company has tentatively decided that it is in the best interests of the Company to settle this matter by participating in the initiative. Based on the terms of the initiative, the Company estimates that its total liability to settle the matter will be approximately $4.3 million, net of the federal tax benefit, or $2.0 million less than the amount that was originally accrued. Accordingly, in March 2006, prior to the issuance of its financial statements, the Company retroactively recorded an adjustment to its fourth quarter of 2005 earnings to reverse $2.0 million of tax expense, as required by relevant accounting standards. The aspects of the REIT structure that gave rise to this issue were discontinued effective January 1, 2005, and thus the Company does not believe it has any additional exposure related to this item beyond the amount of the accrual other than ongoing interest on the unpaid taxes amounting to $65,000 per quarter (after-tax).

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

     Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. The Company has not engaged in derivatives activities through December 31, 2005 and has no current plans to do so.

Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk - Item 7A.)

     Net interest income is the Company's most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, the Company's level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities. It is the Company's policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. The Company's exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of "shock" interest rates. Over the years, the Company has been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, the Company's net interest margin has ranged from a low of 4.23% (realized in 2001) to a high of 4.58% (realized in 2002). During that five year period, the prime rate of interest has ranged from a low of 4.00% to a high of 9.00%.

     Table 17 sets forth the Company's interest rate sensitivity analysis as of December 31, 2005, using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call). As illustrated by this table, at December 31, 2005, the Company had $282.4 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at December 31, 2005 are deposits totaling $458 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with or in the same proportion as general market indicators.

    Thus, the Company believes that in the near term (twelve months), net interest income will not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates. Conversely, it was the Company's experience that each interest rate cut that occurred in the 2001-2003 period of declining rates negatively impacted (at least temporarily) the Company's net interest margin and that interest rate increases occurring since July 1, 2004 have positively impacted (at least temporarily) the Company's net interest margin. Generally, when rates change, the Company's interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while the Company's interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. The net effect is that in the twelve month horizon, as rates change, the impact of having a higher level of interest-sensitive liabilities is substantially negated by the later and typically lower proportionate change these liabilities experience compared to interest sensitive assets. However, the rate cuts totaling 75 basis points that occurred in late 2002 and mid-2003 had a more pronounced and a longer lasting negative impact on the Company's net interest margin than previous rate cuts because of the inability of the Company to reset deposit rates by an amount (because of their already near-zero rates) that would offset the negative impact of the rate cut on the yields earned on the Company's interest earning assets. Also, as previously discussed, over the past few years, the Company has originated more adjustable rate loans than fixed rate loans. Adjustable rate loans generally carry lower initial interest rates than fixed rate loans. For these reasons, the second quarter of 2004 marked the fifth consecutive quarter of declining net interest margins. Since July 1, 2004, the Federal Reserve has increased interest rates thirteen times totaling 325 basis points, which was largely responsible for the Company's net interest margin reversing its downward trend beginning in the third quarter of 2004 and increasing slightly for five out of the six consecutive quarters ending December 31, 2005. The net interest margin of 4.37% in the fourth quarter of 2005 was the highest since the first quarter of 2004. The immediate positive impact of the rising interest rate environment on the Company's net interest margin has been largely offset by the mix of the Company's deposit growth being more concentrated in the categories of time deposits and time deposits greater than $100,000, the Company's highest cost categories of deposits.

    Assuming no changes in interest rates in 2006, the Company would expect, as discussed above in the section titled "Net Interest Income," its net interest margin to be negatively impacted as a result of time deposits maturing and repricing in 2006 that were originated in periods when rates were lower. However, interest rates were increased 25 basis points by the Federal Reserve in February 2006, and most economists believe that the Federal Reserve will raise rates by at least 25 more basis points before the end of 2006. In a scenario that reflects the 25 basis point increase that has already occurred in 2006 and one more rate increase occurring in the second quarter of 2006, along with expected balance sheet growth rates, the Company anticipates that its net interest margin for the 2006 will continue to be in the recently realized range of 4.30%-4.40%. However in determining this range, the Company had to make certain assumptions about its ability to manage changes in rates paid on deposits, which will depend largely on actions taken by the Company's competitors and could be significantly different from the assumptions made.

     The Company has no market risk sensitive instruments held for trading purposes, nor does it maintain any foreign currency positions. Table 19 presents the expected maturities of the Company's other than trading market risk sensitive financial instruments. Table 19 also presents the estimated fair values of market risk sensitive instruments as estimated in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The Company's assets and liabilities each have estimated fair values that are slightly less than their carrying values because of the rising interest rate environment.

     See additional discussion regarding net interest income, as well as discussion of the changes in the annual net interest margin in the section entitled "Net Interest Income" above.

Return on Assets and Equity

     Table 20 shows return on assets (net income divided by average total assets), return on equity (net income divided by average shareholders' equity), dividend payout ratio (dividends per share divided by net income per share) and shareholders' equity to assets ratio (average shareholders' equity divided by average total assets) for each of the years in the three-year period ended December 31, 2005. The significant decrease in return on assets and return on equity and the increase in the dividend payout ratio from 2004 to 2005 were caused primarily by the large contingency tax loss accrual that is discussed in the sections entitled "Income Taxes" and "Liquidity, Commitments, and Contingencies" above.

Capital Resources and Shareholders' Equity

     Shareholders' equity at December 31, 2005 amounted to $155.7 million compared to $148.5 million at December 31, 2004. The two basic components that typically have the largest impact on the Company's shareholders' equity are net income, which increases shareholders' equity, and dividends declared, which decreases shareholders' equity.

     In 2005, net income of $16,090,000 increased equity, while dividends declared of $9,930,000 reduced equity. The Company made no stock repurchases during 2005. At December 31, 2005, the Company had a remaining authorization from its board of directors to repurchase 315,015 shares of stock.

     Other items affecting shareholders' equity in 2005 were 1) proceeds of $785,000 received from common stock issued as a result of stock option exercises, 2) proceeds of $1,604,000 received from the issuance of stock into the Company's dividend reinvestment plan, 3) a $118,000 increase to equity related to a tax benefit that the Company realized due to exercises of nonqualified stock options, and 4) other comprehensive loss of $1,417,000, which was comprised of the $1,362,000 decrease in the net unrealized gain, net of taxes, of the Company's available for sale securities and an adjustment to the Company's pension liability of $55,000, net of taxes.

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

     Table 21 presents the Company's regulatory capital ratios as of December 31, 2005, 2004, and 2003. In 2004 and 2005, regulatory capital ratios declined as asset growth exceeded capital growth. Additionally, the $4.3 million contingency tax loss accrual negatively impacted the Company's capital ratios in 2005. However, all of the Company's capital ratios have significantly exceeded the minimum regulatory thresholds for all periods covered by this report.

     In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for a bank's classification as "well capitalized." The specific guidelines are as follows - Tier I Capital Ratio of at least 6.00%, Total Capital Ratio of at least 10.00%, and a Leverage Ratio of at least 5.00%. The Bank's regulatory ratios exceeded the threshold for "well-capitalized" status at December 31, 2005, 2004 and 2003.

     The Company's goal is to maintain its "well-capitalized" status at all times. At December 31, 2005, the Company's total risk-based capital ratio was 11.51% compared to the 10.00% "well-capitalized" threshold. In order to improve this ratio, the Company plans to issue $25 million in additional trust preferred securities during the first quarter of 2006. The Company also believes that it has the ability to raise capital in a secondary stock offering should the need arise.

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

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which was subsequently revised in December 2003. FIN 46 addresses the consolidation by business enterprises of certain variable interest entities. The provisions of this interpretation became effective for the Company on January 31, 2003 as it relates to variable interest entities created or purchased after that date. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R), which clarified and interpreted certain of the provisions of FIN 46, without changing the basic accounting model in FIN 46. The provisions of FIN 46R were effective no later than March 31, 2004. The adoption of FIN 46 did not have an impact on the Company's financial position or results of operations, as the Company had no investments in variable interest entities that required consolidation under FIN 46. The application of FIN 46R during 2004 resulted in the de-consolidation of three trusts that the Company established in order to issue $40 million in trust preferred capital securities. The de-consolidation of the trusts resulted in the Company recording the amount of the junior subordinated debentures between the Company and the trust subsidiary in the amount of $1,239,000. Previously, the junior subordinated debentures were eliminated in consolidation. The impact of this change was to increase both securities (held-to-maturity) and borrowings by $1,239,000 each.

     From November 2003 through November 2005, the FASB issued several sets of guidance relating to the concept of "other-than-temporary impairment" and its applicability to investments. The final guidance, as stated in Staff Position FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," requires the disclosure of information about unrealized losses associated with debt and equity securities, while affirming the existing requirements for determining whether impairment is other-than-temporary. The required disclosures are presented in Note 3 in the accompanying audited consolidated financial statements.

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

    In March 2004, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin Number 105 (SAB 105), "Application of Accounting Principles to Loan Commitments." SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivatives, and its provisions were required for such loan commitments entered into subsequent to March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company's consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

     The discussion in Part I and Part II of this report contains statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," or other statements concerning opinions or judgment of the Company and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers, the Company's level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions, and also include the matters discussed under "Risk Factors" in Item 1A of this report.


--------------------------------------------------------------------------------------------------------------------
Table 1    Selected Consolidated Financial Data
--------------------------------------------------------------------------------------------------------------------



                                                                        Year Ended December 31,
    ($ in thousands, except per share             ------------------------------------------------------------------
          and nonfinancial data)                    2005 (1)       2004          2003          2002          2001
                                                  ----------    ----------    ----------    ----------    ----------
Income Statement Data
Interest income                                   $  101,429        81,593        74,667        73,261        76,773
Interest expense                                      32,838        20,303        18,907        23,871        35,720
Net interest income                                   68,591        61,290        55,760        49,390        41,053
Provision for loan losses                              3,040         2,905         2,680         2,545         1,151
Net interest income after provision                   65,551        58,385        53,080        46,845        39,902
Noninterest income                                    15,004        15,864        14,918        11,968         9,655
Noninterest expense                                   47,636        43,717        37,964        32,301        28,634
Income before income taxes                            32,919        30,532        30,034        26,512        20,923
Income taxes                                          16,829        10,418        10,617         9,282         7,307
Net income                                            16,090        20,114        19,417        17,230        13,616

Earnings per share - basic                              1.14          1.42          1.38          1.26          1.00
Earnings per share - diluted                            1.12          1.40          1.35          1.23          0.98

--------------------------------------------------------------------------------------------------------------------
Per Share Data (2)
Cash dividends declared                           $     0.70          0.66          0.63          0.60          0.59
Market Price
     High                                              27.88         29.73         21.49         18.35         18.72
     Low                                               19.32         18.47         15.30         13.47         10.33
     Close                                             20.16         27.17         20.80         15.67         15.03
Book value - stated                                    10.94         10.54         10.02          9.06          8.54
Tangible book value                                     7.48          7.04          6.44          7.22          6.75
--------------------------------------------------------------------------------------------------------------------
Selected Balance Sheet Data (at year end)
Total assets                                      $1,801,050     1,638,913     1,475,769     1,218,146     1,144,691
Loans                                              1,482,611     1,367,053     1,218,895       998,547       890,310
Allowance for loan losses                             15,716        14,717        13,569        10,907         9,388
Intangible assets                                     49,227        49,330        50,701        25,169        24,488
Deposits                                           1,494,577     1,388,768     1,249,364     1,055,957     1,000,281
Borrowings                                           100,239        92,239        76,000        30,000        15,000
Total shareholders' equity                           155,728       148,478       141,856       123,985       116,726
--------------------------------------------------------------------------------------------------------------------
Selected Average Balances
Assets                                            $1,709,380     1,545,332     1,339,823     1,162,708     1,046,030
Loans                                              1,422,419     1,295,682     1,113,426       954,885       831,817
Earning assets                                     1,593,554     1,434,425     1,245,679     1,090,666       983,628
Deposits                                           1,460,620     1,306,404     1,153,385     1,010,693       899,989
Interest-bearing liabilities                       1,359,744     1,232,130     1,065,950       928,686       837,563
Shareholders' equity                                 154,871       146,683       137,293       120,943       115,620
--------------------------------------------------------------------------------------------------------------------
Ratios
Return on average assets                                0.94%         1.30%         1.45%         1.48%         1.30%
Return on average equity                               10.39%        13.71%        14.14%        14.25%        11.78%
Net interest margin (taxable-equivalent  basis)         4.33%         4.31%         4.52%         4.58%         4.23%
Shareholders' equity to assets at year end              8.65%         9.06%         9.61%        10.18%        10.20%
Loans to deposits at year end                          99.20%        98.44%        97.56%        94.56%        89.01%
Allowance for loan losses to total loans                1.06%         1.08%         1.11%         1.09%         1.05%
Nonperforming  assets to total assets at year end       0.17%         0.32%         0.39%         0.36%         0.45%
Net charge-offs to average loans                        0.14%         0.14%         0.10%         0.11%         0.09%
Efficiency ratio                                       56.68%        56.32%        53.32%        52.19%        55.82%
--------------------------------------------------------------------------------------------------------------------
Nonfinancial Data
Number of branches                                        61            59            57            48            45
Number of employees - Full time equivalents              578           563           550           447           393

--------------------------------------------------------------------------------------------------------------------

(1) Financial results for 2005 were significantly impacted by a contingency tax loss accrual amounting to $4.3 million, or $0.30 per diluted share, included above in the line item "Income Taxes."
(2) Per share amounts for 2001, 2002, and 2003 have been restated from their originally reported amounts to reflect the 3-for-2 stock split paid on November 15, 2004.


---------------------------------------------------------------------------------------------------------------------------------
Table 2    Average Balances and Net Interest Income Analysis
---------------------------------------------------------------------------------------------------------------------------------
                                                                   Year Ended December 31,
                             ----------------------------------------------------------------------------------------------------
                                           2005                              2004                             2003
                             --------------------------------   -------------------------------   -------------------------------
                                                    Interest                          Interest                          Interest
                               Average     Avg.     Earned        Average    Avg.     Earned       Average     Avg.     Earned
($ in thousands)               Volume      Rate     or Paid       Volume     Rate     or Paid       Volume     Rate     or Paid
                             ----------   ------   ----------   ----------  ------   ----------   ----------  ------   ----------
Assets
Loans (1)                    $1,422,419    6.62%   $   94,097   $1,295,682   5.87%   $   76,093   $1,113,426   6.23%   $   69,318
Taxable securities              114,223    4.54%        5,184       98,016   4.52%        4,428       81,211   4.80%        3,902
Non-taxable securities (2)       10,782    8.57%          924       12,082   8.30%        1,003       14,238   8.33%        1,186
Short-term investments,
  primarily federal funds        46,130    3.62%        1,672       28,645   1.90%          544       36,804   2.12%          779
                             ----------            ----------   ----------           ----------   ----------           ----------
Total interest-
    earning assets            1,593,554    6.39%      101,877    1,434,425   5.72%       82,068    1,245,679   6.04%       75,185
                                                   ----------   ----------           ----------   ----------           ----------
Cash and due from banks          34,574                             32,594                            31,189
Bank premises and
    equipment, net               32,179                             25,915                            23,371
Other assets                     49,073                             52,398                            39,584
                             ----------                         ----------                        ----------
Total assets                 $1,709,380                         $1,545,332                        $1,339,823
                             ==========                         ==========                        ==========

Liabilities and Equity
Savings, NOW and  money
  market deposits            $  470,648    0.86%        4,048   $  468,177   0.54%        2,530   $  414,525   0.53%        2,215
Time deposits >$100,000         350,240    3.26%       11,425      271,448   2.34%        6,362      229,758   2.56%        5,892
Other time deposits             455,557    2.86%       13,043      407,602   2.04%        8,334      379,603   2.37%        9,001
                             ----------            ----------   ----------           ----------   ----------           ----------
     Total
      interest-bearing
      deposits                1,276,445    2.23%       28,516    1,147,227   1.50%       17,226    1,023,886   1.67%       17,108
Securities sold under
  agreements to repurchase        6,219    2.88%          179           --     --            --           --     --            --
Borrowings                       77,080    5.37%        4,143       84,903   3.62%        3,077       42,064   4.28%        1,799
                             ----------            ----------   ----------           ----------   ----------           ----------
Total interest-
    bearing liabilities       1,359,744    2.42%       32,838    1,232,130   1.65%       20,303    1,065,950   1.77%       18,907
                                                   ----------                        ----------                        ----------
Non-interest-
    bearing deposits            184,175                            159,177                           129,499
Other liabilities                10,590                              7,342                             7,081
Shareholders' equity            154,871                            146,683                           137,293
                             ----------                         ----------                        ----------
Total liabilities and
    shareholders' equity     $1,709,380                         $1,545,332                        $1,339,823
                             ==========                         ==========                        ==========
Net yield on interest-
    earning assets and
    net interest income                    4.33%   $   69,039                4.31%   $   61,765                4.52%   $   56,278
                                                   ==========                        ==========                        ==========
Interest rate spread                       3.97%                             4.07%                             4.26%

Average prime rate                         6.19%                             4.34%                             4.12%
---------------------------------------------------------------------------------------------------------------------------------

     (1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized loan fees in the amounts of $1,037,000, $1,244,000, and $1,235,000 for 2005,
         2004, and 2003, respectively.
     (2) Includes tax-equivalent adjustments of $448,000, $475,000, and $518,000 in 2005, 2004, and 2003, respectively, to reflect the federal and state benefit of the tax-exempt securities (using a 39% combined tax rate), reduced by the related nondeductible portion of interest expense.
================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Table 3  Volume and Rate Variance Analysis
------------------------------------------------------------------------------------------------------------------------------------
                                                         Year Ended December 31, 2005            Year Ended December 31, 2004
                                                    -------------------------------------    ---------------------------------------
                                                     Change Attributable to                   Change Attributable to
                                                    ------------------------                 ------------------------
                                                                                 Total                                     Total
                                                     Changes       Changes      Increase      Changes       Changes       Increase
(In thousands)                                      in Volumes     in Rates    (Decrease)    in Volumes     in Rates     (Decrease)
                                                    ----------    ----------   ----------    ----------    ----------    ----------
Interest income (tax-equivalent):
     Loans                                          $    7,914        10,090       18,004        11,025        (4,250)        6,775
     Taxable securities                                    734            22          756           783          (257)          526
     Non-taxable securities                               (110)           31          (79)         (179)           (4)         (183)
     Short-term investments, principally
          federal funds sold                               483           645        1,128          (164)          (71)         (235)
                                                    ----------    ----------   ----------    ----------    ----------    ----------
               Total interest income                     9,021        10,788       19,809        11,465        (4,582)        6,883
                                                    ----------    ----------   ----------    ----------    ----------    ----------

Interest expense:
     Savings, NOW and money
          market deposits                                   17         1,501        1,518           288            27           315
     Time deposits>$100,000                              2,208         2,855        5,063         1,023          (553)          470
     Other time deposits                                 1,177         3,532        4,709           618        (1,285)         (667)
                                                    ----------    ----------   ----------    ----------    ----------    ----------
          Total interest-bearing deposits                3,402         7,888       11,290         1,929        (1,811)          118
     Securities sold under agreements to
      repurchase                                           179            --          179            --            --            --
     Borrowings                                           (352)        1,418        1,066         1,692          (414)        1,278
                                                    ----------    ----------   ----------    ----------    ----------    ----------
              Total interest expense                     3,229         9,306       12,535         3,621        (2,225)        1,396
                                                    ----------    ----------   ----------    ----------    ----------    ----------

                    Net interest income             $    5,792         1,482        7,274         7,844        (2,357)        5,487
                                                    ==========    ==========   ==========    ==========    ==========    ==========

     Changes attributable to both volume and rate are allocated equally between rate and volume variances.

------------------------------------------------------------------------------------------------------------------------------------
Table 4  Noninterest Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Year Ended December 31,
                                                                                   -------------------------------------------------
(In thousands)                                                                       2005                 2004                 2003
                                                                                   --------             --------            --------
Service charges on deposit accounts                                                $  8,537                9,064               7,938
Other service charges, commissions, and fees                                          3,963                3,361               2,710
Fees from presold mortgages                                                           1,176                  969               2,327
Commissions from sales of insurance and
       financial products                                                             1,307                1,406               1,304
Data processing fees                                                                    279                  416                 333
                                                                                   --------             --------            --------
     Total core noninterest income                                                   15,262               15,216              14,612
Loan sale gains                                                                           9                    2                   2
Securities gains, net                                                                     5                  299                 218
Other gains (losses), net                                                              (272)                 347                  86
                                                                                   --------             --------            --------
          Total                                                                    $ 15,004               15,864              14,918
                                                                                   ========             ========            ========

------------------------------------------------------------------------------------------------------------------------------------
Table 5  Noninterest Expenses
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    Year Ended December 31,
                                                                                          ------------------------------------------
(In thousands)                                                                              2005             2004              2003
                                                                                          --------         --------         --------
Salaries                                                                                  $ 21,921           20,116           17,756
Employee benefits                                                                            6,054            5,488            4,381
                                                                                          --------         --------         --------
     Total personnel expense                                                                27,975           25,604           22,137
Occupancy expense                                                                            3,037            2,754            2,366
Equipment related expenses                                                                   2,965            2,956            2,555
Amortization of intangible assets                                                              290              378              224
Stationery and supplies                                                                      1,590            1,523            1,498
Telephone                                                                                    1,260            1,345            1,229
Non-credit losses                                                                              110              187              198
Other operating expenses                                                                    10,409            8,970            7,757
                                                                                          --------         --------         --------
          Total                                                                           $ 47,636           43,717           37,964
                                                                                          ========         ========         ========
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Table 6  Income Taxes
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                    2005                 2004                 2003
                                                                               ----------           ----------           ----------
Current  - Federal                                                             $    8,285               10,407                9,578
         - State                                                                    8,700                  228                  614
Deferred - Federal                                                                   (124)                (192)                 425
         - State                                                                      (32)                 (25)                  --
                                                                               ----------           ----------           ----------
     Total                                                                     $   16,829               10,418               10,617
                                                                               ==========           ==========           ==========

Effective tax rate                                                                   51.1%                34.1%                35.3%
                                                                               ==========           ==========           ==========

------------------------------------------------------------------------------------------------------------------------------------
Table 7  Distribution of Assets and Liabilities
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       As of December 31,
                                                                                            ----------------------------------------
                                                                                                2005          2004          2003
                                                                                             ----------    ----------    ----------
Assets
     Interest-earning assets
        Net loans                                                                                    81%           82%           82%
        Securities available for sale                                                                 6             5             7
        Securities held to maturity                                                                   1             1             1
        Short term investments                                                                        4             4             2
                                                                                             ----------    ----------    ----------
             Total interest-earning assets                                                           92            92            92

     Noninterest-earning assets
        Cash and due from banks                                                                       2             2             2
        Premises and equipment                                                                        2             2             2
        Other assets                                                                                  4             4             4
                                                                                             ----------    ----------    ----------
               Total assets                                                                         100%          100%          100%
                                                                                             ==========    ==========    ==========

Liabilities and shareholders' equity
     Demand deposits - noninterest bearing                                                           11%           10%           10%
     Savings, NOW, and money market deposits                                                         25            29            31
     Time deposits of $100,000 or more                                                               20            21            16
     Other time deposits                                                                             27            25            27
                                                                                             ----------    ----------    ----------
           Total deposits                                                                            83            85            84
     Securities sold under agreements to repurchase                                                   2            --            --
     Borrowings                                                                                       5             5             5
     Accrued expenses and other liabilities                                                           1             1             1
                                                                                             ----------    ----------    ----------
             Total liabilities                                                                       91            91            90

Shareholders' equity                                                                                  9             9            10
                                                                                             ----------    ----------    ----------
                 Total liabilities and shareholders' equity                                         100%          100%          100%
                                                                                             ==========    ==========    ==========

------------------------------------------------------------------------------------------------------------------------------------
Table 8  Securities Portfolio Composition
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                       As of December 31,
                                                                                            ----------------------------------------
(In thousands)                                                                                  2005          2004            2003
                                                                                            ----------     ----------     ----------
Securities available for sale:
     U.S. Government agencies                                                               $   44,481         29,810         35,808
     Mortgage-backed securities                                                                 47,928         41,062         48,473
     Corporate bonds                                                                            14,912         12,084         13,415
     Equity securities                                                                           6,292          5,598          5,759
                                                                                            ----------     ----------     ----------
             Total securities available for sale                                               113,613         88,554        103,455
                                                                                            ----------     ----------     ----------

Securities held to maturity:
     State and local governments                                                                11,382         11,605         12,947
     Other                                                                                       2,790          2,420          1,259
                                                                                            ----------     ----------     ----------
             Total securities held to maturity                                                  14,172         14,025         14,206
                                                                                            ----------     ----------     ----------

                       Total securities                                                     $  127,785        102,579        117,661
                                                                                            ==========     ==========     ==========

                       Average total securities during year                                 $  125,005        110,098         95,449
                                                                                            ==========     ==========     ==========
------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Table 9  Securities Portfolio Maturity Schedule
--------------------------------------------------------------------------------
                                                     As of December 31,
                                              ------------------------------
                                                           2005
                                              ------------------------------
                                                Book       Fair       Book
                                                Value     Value     Yield (1)
                                              --------   --------   --------
Securities available for sale:

   U.S. Government agencies
        Due within one year                   $  2,300      2,268       3.10%
        Due after one but within five years     37,285     36,579       3.95%
        Due after five but within ten years      5,673      5,634       5.02%
                                              --------   --------   --------
              Total                             45,258     44,481       4.05%
                                              --------   --------   --------

   Mortgage-backed securities
        Due within one year                      1,498      1,468       4.21%
        Due after one but within five years     36,549     35,651       4.25%
        Due after five but within ten years     10,290      9,946       4.72%
        Due after ten years                        898        863       5.07%
                                              --------   --------   --------
              Total                             49,235     47,928       4.36%
                                              --------   --------   --------

   Corporate debt securities
        Due after five but within ten years      2,990      3,011       6.85%
        Due after ten years                     10,939     11,901       7.74%
                                              --------   --------   --------
              Total                             13,929     14,912       7.55%
                                              --------   --------   --------

    Equity securities                            6,240      6,292       4.60%
                                              --------   --------   --------

Total securities available for sale
        Due within one year                      3,798      3,736       3.54%
        Due after one but within five years     73,834     72,230       4.10%
        Due after five but within ten years     18,953     18,591       5.15%
        Due after ten years                     11,837     12,764       7.54%
        Equity securities                        6,240      6,292       4.60%
                                              --------   --------   --------
              Total                           $114,662    113,613       4.64%
                                              ========   ========   ========

Securities held to maturity:

   State and local governments
        Due within one year                   $  1,323      1,325       5.99%
        Due after one but within five years      6,712      6,799       7.30%
        Due after five but within ten years      3,061      3,121       7.34%
        Due after ten years                        286        286       6.01%
                                              --------   --------   --------
              Total                             11,382     11,531       7.14%
                                              --------   --------   --------

    Other
        Due after one but within five years      2,790      2,790       0.13%
                                              --------   --------   --------
              Total                              2,790      2,790       0.13%
                                              --------   --------   --------

Total securities held to maturity
        Due within one year                      1,323      1,325       5.99%
        Due after one but within five years      9,502      9,589       5.20%
        Due after five but within ten years      3,061      3,121       7.34%
        Due after ten years                        286        286       6.01%
                                              --------   --------   --------
              Total                           $ 14,172     14,321       5.76%
                                              ========   ========   ========

(1) Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 39% tax rate.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Table 10  Loan Portfolio Composition
--------------------------------------------------------------------------------------------------------------------------------
                                                               As of December 31,
                          2005                  2004                  2003                  2002                  2001
                 -------------------   --------------------   --------------------   --------------------   --------------------
                              % of                   % of                   % of                   % of                   % of
($ in                         Total                  Total                  Total                  Total                  Total
thousands)         Amount     Loans      Amount      Loans      Amount      Loans      Amount      Loans      Amount      Loans
                 -----------  ------   -----------   ------   -----------   ------   -----------   ------   -----------   ------
Commercial,
  financial, &
  agricultural   $   135,942    9.17%  $   122,501     8.96%  $   117,287     9.62%  $    88,291     8.84%  $    79,695     8.94%
Real estate -
  construction       125,158    8.44%      117,158     8.57%       98,189     8.05%       68,162     6.82%       66,304     7.44%
Real estate -
  mortgage(1)      1,150,068   77.58%    1,063,694    77.80%      939,578    77.05%      795,148    79.57%      697,498    78.29%
Installment
  loans to
  individuals         71,259    4.81%       63,913     4.67%       64,444     5.28%       47,648     4.77%       47,471     5.33%
                 -----------  ------   -----------   ------   -----------   ------   -----------   ------   -----------   ------
   Loans, gross    1,482,427  100.00%    1,367,266   100.00%    1,219,498   100.00%      999,249   100.00%      890,968   100.00%
                              ======                 ======                 ======                 ======                 ======
Unamortized net
  deferred loan
  costs/ (fees)          184                  (213)                  (603)                  (702)                  (658)
                 -----------           -----------            -----------            -----------            -----------
Total loans,
  net            $ 1,482,611           $ 1,367,053            $ 1,218,895            $   998,547            $   890,310
                 ===========           ===========            ===========            ===========            ===========

(1) The majority of these loans are various personal and commercial loans where real estate provides additional security for the loan.

--------------------------------------------------------------------------------------------------------------------------------
Table 11  Loan Maturities
--------------------------------------------------------------------------------------------------------------------------------
                                                                As of December 31, 2005
                                   ---------------------------------------------------------------------------------
                                       Due within     Due after one year but   Due after five
                                        one year        within five years            years               Total
                                   ------------------   ------------------   ------------------   ------------------
($ in thousands)                     Amount    Yield      Amount    Yield      Amount    Yield      Amount    Yield
                                   ----------  ------   ----------  ------   ----------  ------   ----------  ------
Variable Rate Loans:
   Commercial, financial, and
       agricultural                $   39,685    7.50%  $   27,391    7.40%  $    2,501    7.48%  $   69,577    7.46%
   Real estate - construction          96,892    7.78%      10,651    7.38%       2,554    7.29%     110,097    7.73%
   Real estate - mortgage              87,471    7.64%     269,297    7.25%     298,987    6.66%     655,755    7.03%
   Installment loans
       to individuals                   6,789    7.46%       8,364    8.22%       1,579    8.00%      16,732    7.89%
                                   ----------           ----------           ----------           ----------
          Total at variable rates     230,837    7.67%     315,703    7.29%     305,621    6.68%     852,161    7.17%
                                   ----------           ----------           ----------           ----------

Fixed Rate Loans:
   Commercial, financial, and          13,493    6.85%      41,240    6.45%       5,062    5.50%      59,795    6.46%
       agricultural
   Real estate - construction          16,348    6.32%       1,086    6.32%          --      --       17,434    6.32%
   Real estate - mortgage              67,663    6.71%     362,265    6.43%      53,642    6.86%     483,570    6.52%
   Installment loans
       to individuals                  14,086    7.62%      51,975    8.49%       1,950    7.09%      68,011    8.27%
                                   ----------           ----------           ----------           ----------
          Total at fixed rates        111,590    6.78%     456,566    6.67%      60,654    6.75%     628,810    6.70%
                                   ----------           ----------           ----------           ----------

              Subtotal                342,427    7.38%     772,269    6.92%     366,275    6.69%   1,480,971    6.97%
Nonaccrual loans                        1,640                   --                   --                1,640
                                   ----------           ----------           ----------           ----------
                  Total Loans      $  344,067           $  772,269           $  366,275           $1,482,611
                                   ==========           ==========           ==========           ==========

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.
--------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Table 12  Nonperforming Assets
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           As of December 31,
                                                                     --------------------------------------------------------------
($ in thousands)                                                        2005         2004         2003         2002         2001
                                                                     ----------   ----------   ----------   ----------   ----------

Nonaccrual loans                                                     $    1,640        3,707        4,274        2,976        3,808
Restructured loans                                                           13           17           21           41           83
Accruing loans >90 days past due                                             --           --           --           --           --
                                                                     ----------   ----------   ----------   ----------   ----------
     Total nonperforming loans                                            1,653        3,724        4,295        3,017        3,891
Other real estate (included in other assets)                              1,421        1,470        1,398        1,384        1,253
                                                                     ----------   ----------   ----------   ----------   ----------
     Total nonperforming assets                                      $    3,074        5,194        5,693        4,401        5,144
                                                                     ==========   ==========   ==========   ==========   ==========

Nonperforming loans as a percentage
   of total loans                                                          0.11%        0.27%        0.35%        0.30%        0.44%
Nonperforming assets as a percentage of
   loans and other real estate                                             0.21%        0.38%        0.47%        0.44%        0.58%
Nonperforming assets as a percentage of
   total assets                                                            0.17%        0.32%        0.39%        0.36%        0.45%
Allowance for loan losses as a percentage
   of nonperforming loans                                                950.76%      395.19%      315.93%      361.52%      241.27%

------------------------------------------------------------------------------------------------------------------------------------
Table 13  Allocation of the Allowance for Loan Losses
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           As of December 31,
                                                                      --------------------------------------------------------------
($ in thousands)                                                         2005         2004         2003         2002         2001
                                                                      ----------   ----------   ----------   ----------   ----------
Commercial, financial, and agricultural                               $    2,686        2,453        2,420        1,890        1,643
Real estate - construction                                                   798          757          641          483          449
Real estate - mortgage                                                    10,445        9,965        8,920        7,416        6,230
Installment loans to individuals                                           1,763        1,468        1,435        1,094        1,021
                                                                      ----------   ----------   ----------   ----------   ----------
Total allocated                                                           15,692       14,643       13,416       10,883        9,343
Unallocated                                                                   24           74          153           24           45
                                                                      ----------   ----------   ----------   ----------   ----------
Total                                                                 $   15,716       14,717       13,569       10,907        9,388
                                                                      ==========   ==========   ==========   ==========   ==========

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
Table 14  Loan Loss and Recovery Experience
------------------------------------------------------------------------------------------------------------------------------
                                                                               As of December 31,
                                                   ---------------------------------------------------------------------------
($ in thousands)                                       2005            2004           2003            2002           2001
                                                   -----------     -----------     -----------     -----------     -----------
Loans outstanding at end of year                   $ 1,482,611       1,367,053       1,218,895         998,547         890,310
                                                   ===========     ===========     ===========     ===========     ===========
Average amount of loans outstanding                $ 1,422,419       1,295,682       1,113,426         954,885         831,817
                                                   ===========     ===========     ===========     ===========     ===========

Allowance for loan losses, at
   beginning of year                               $    14,717          13,569          10,907           9,388           7,893
Provision for loan losses                                3,040           2,905           2,680           2,545           1,151
Additions related to loans assumed in
      corporate acquisitions                                --              --           1,083              50           1,125
                                                   -----------     -----------     -----------     -----------     -----------
                                                        17,757          16,474          14,670          11,983          10,169
                                                   -----------     -----------     -----------     -----------     -----------
Loans charged off:
   Commercial, financial and agricultural                 (756)           (247)           (205)           (598)            (89)
   Real estate - mortgage                               (1,120)         (1,143)           (705)           (230)           (181)
   Installment loans to individuals                       (487)           (548)           (431)           (383)           (642)
                                                   -----------     -----------     -----------     -----------     -----------
       Total charge-offs                                (2,363)         (1,938)         (1,341)         (1,211)           (912)
                                                   -----------     -----------     -----------     -----------     -----------
Recoveries of loans previously charged-off:
   Commercial, financial and agricultural                   99              45              73              33              27
   Real estate - mortgage                                  115              63              30              15              48
   Installment loans to individuals                        108              73             137              87              56
                                                   -----------     -----------     -----------     -----------     -----------
       Total recoveries                                    322             181             240             135             131
                                                   -----------     -----------     -----------     -----------     -----------
            Net charge-offs                             (2,041)         (1,757)         (1,101)         (1,076)           (781)
                                                   -----------     -----------     -----------     -----------     -----------
Allowance for loan losses, at end of year          $    15,716          14,717          13,569          10,907           9,388
                                                   ===========     ===========     ===========     ===========     ===========

Ratios:
   Net charge-offs as a percent of average loans          0.14%           0.14%           0.10%           0.11%           0.09%
   Allowance for loan losses as a
         percent of  loans at end of year                 1.06%           1.08%           1.11%           1.09%           1.05%
   Allowance for loan losses as a multiple
        of net charge-offs                               7.70x           8.38x          12.32x          10.14x          12.02x
   Provision for loan losses as a percent of net
        charge-offs                                     148.95%         165.33%         243.42%         236.52%         147.38%
   Recoveries of loans previously charged-off
        as a percent of loans charged-off                13.63%           9.34%          17.90%          11.15%          14.36%

------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Table 15  Average Deposits
------------------------------------------------------------------------------------------------------------------------------------

                                                                                 Year Ended December 31,
                                                      ------------------------------------------------------------------------------
                                                                2005                       2004                      2003
                                                      ------------------------   ------------------------   ------------------------
                                                       Average       Average       Average       Average     Average       Average
                                                        Amount         Rate        Amount         Rate        Amount         Rate
                                                      ----------    ----------   ----------    ----------   ----------    ----------
Interest-bearing demand deposits                      $  341,370         0.81%      338,831         0.47%      308,750         0.47%
Savings deposits                                         129,278         1.00%      129,346         0.73%      105,775         0.72%
Time deposits                                            455,557         2.86%      407,602         2.04%      379,603         2.37%
Time deposits > $100,000                                 350,240         3.26%      271,448         2.34%      229,758         2.56%
                                                      ----------                 ----------                 ----------
     Total interest-bearing deposits                   1,276,445         2.23%    1,147,227         1.50%    1,023,886         1.67%
Noninterest-bearing deposits                             184,175           --       159,177           --       129,499           --
                                                      ----------                 ----------                 ----------
     Total deposits                                   $1,460,620         1.95%    1,306,404         1.32%    1,153,385         1.48%
                                                      ==========                 ==========                 ==========

------------------------------------------------------------------------------------------------------------------------------------
Table 16  Maturities of Time Deposits of $100,000 or More
------------------------------------------------------------------------------------------------------------------------------------

                                                                                          As of December 31, 2005
                                                                  ------------------------------------------------------------------
                                                                   3 Months    Over 3 to 6   Over 6 to 12    Over 12
(In thousands)                                                      or Less       Months         Months       Months         Total
                                                                  ----------    ----------    ----------    ----------    ----------
Time deposits of $100,000 or more                                 $  106,804        78,207       107,061        64,209       356,281
                                                                  ==========    ==========    ==========    ==========    ==========

------------------------------------------------------------------------------------------------------------------------------------
Table 17   Interest Rate Sensitivity Analysis
------------------------------------------------------------------------------------------------------------------------------------
                                                                Repricing schedule for interest-earning assets and interest-bearing liabilities held as of December 31, 2005
                                                               --------------------------------------------------------------------
                                                                3 Months    Over 3 to 12   Total Within     Over 12
($ in thousands)                                                 or Less       Months       12 Months        Months        Total
                                                               ----------    ----------     ----------     ----------    ----------
Earning assets:
     Loans, net of deferred fees                               $  772,795       116,541        889,336        593,275     1,482,611
     Securities available for sale                                  4,947        16,994         21,941         91,672       113,613
     Securities held to maturity                                    1,803         3,362          5,165          9,007        14,172
     Short-term investments                                        73,885            --         73,885             --        73,885
                                                               ----------    ----------     ----------     ----------    ----------
          Total earning assets                                 $  853,430       136,897        990,327        693,954     1,684,281
                                                               ==========    ==========     ==========     ==========    ==========

     Percent of total earning assets                                50.67%         8.13%         58.80%         41.20%       100.00%
     Cumulative  percent of total earning assets                    50.67%        58.80%         58.80%        100.00%       100.00%


Interest-bearing liabilities:
     Savings, NOW and money market deposits                    $  458,221            --        458,221             --       458,221
     Time deposits of $100,000 or more                            106,804       185,268        292,072         64,209       356,281
     Other time deposits                                          122,159       274,473        396,632         89,392       486,024
     Securities sold under agreements
      to repurchase                                                33,530            --         33,530             --        33,530
     Borrowings                                                    79,739        12,500         92,239          8,000       100,239
                                                               ----------    ----------     ----------     ----------    ----------
          Total interest-bearing liabilities                   $  800,453       472,241      1,272,694        161,601     1,434,295
                                                               ==========    ==========     ==========     ==========    ==========

     Percent of total interest-bearing liabilities                  55.81%        32.92%         88.73%         11.27%       100.00%
     Cumulative percent of total interest-
          bearing liabilities                                       55.81%        88.73%         88.73%        100.00%       100.00%

Interest sensitivity gap                                       $   52,977      (335,344)      (282,367)       532,353       249,986
Cumulative interest sensitivity gap                                52,977      (282,367)      (282,367)       249,986       249,986
Cumulative interest sensitivity gap
     as a percent of total earning assets                            3.15%      -16.76%        -16.76%          14.84%        14.84%
Cumulative ratio of interest-sensitive
     assets to interest-sensitive liabilities                      106.62%        77.81%         77.81%        117.43%       117.43%
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Table 18  Contractual Obligations and Other Commercial Commitments
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Payments Due by Period (in thousands)
                 Contractual                              --------------------------------------------------------------------------
                 Obligations                                             On Demand or
-------------------------------------------------------                      Less                                           After
           As of December 31, 2005                           Total        than 1 Year     1-3 Years        4-5 Years       5 Years
-------------------------------------------------------   ----------      ----------      ----------      ----------      ----------
Securities sold under agreements
    to repurchase                                         $   33,530          33,530              --              --              --
Borrowings                                                   100,239          51,000           3,000           5,000          41,239
Operating leases                                               2,572             435             581             450           1,106
                                                          ----------      ----------      ----------      ----------      ----------
   Total contractual cash obligations,
    excluding deposits                                       136,341          84,965           3,581           5,450          42,345


Deposits                                                   1,494,577       1,340,976         113,407          38,033           2,161
                                                          ----------      ----------      ----------      ----------      ----------
   Total contractual cash obligations,
    including deposits                                    $1,630,918       1,425,941         116,988          43,483          44,506
                                                          ==========      ==========      ==========      ==========      ==========

                                                                       Amount of Commitment Expiration Per Period (in thousands)
              Other Commercial                                    ------------------------------------------------------------------
                 Commitments                                        Total
--------------------------------------------------------------     Amounts         Less                                     After
           As of December 31, 2005                                Committed     than 1 Year    1-3 Years     4-5 Years     5 Years
--------------------------------------------------------------    ----------    ----------    ----------    ----------    ----------
Credit cards                                                      $   18,494         9,247         9,247            --            --
Lines of credit and loan commitments                                 258,550       118,948        11,920         3,719       123,963
Standby letters of credit                                              4,283         4,139            93            51            --
                                                                  ----------    ----------    ----------    ----------    ----------
   Total commercial commitments                                   $  281,327       132,334        21,260         3,770       123,963
                                                                  ==========    ==========    ==========    ==========    ==========

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Table 19  Market Risk Sensitive Instruments
------------------------------------------------------------------------------------------------------------------------------------

                                     Expected Maturities of Market Sensitive Instruments Held
                                         at December 31, 2005 Occurring in Indicated Year
                            ----------------------------------------------------------------------------------
                                                                                                               Average   Estimated
                                                                                                               Interest      Fair
($ in thousands)               2006        2007        2008        2009        2010       Beyond       Total     Rate       Value
                            ----------  ----------  ----------  ----------  ----------  ----------  ----------   ----    ----------
Due from banks,
    interest-bearing        $   41,655          --          --          --          --          --      41,655   4.15%   $   41,655
Federal funds sold              28,883          --          --          --          --          --      28,883   4.15%       28,883
Presold mortgages in
  process of settlement          3,347          --          --          --          --          --       3,347   5.75%        3,347
Debt Securities- at
  amortized cost (1) (2)        20,730      29,275      37,535       9,291      11,349      14,414     122,594   4.73%      121,642
Loans - fixed (3) (4)          123,119      91,386     147,682     113,292     105,077      48,255     628,811   6.70%      622,129
Loans - adjustable (3) (4)     272,320      91,761     125,766     121,387      99,529     141,397     852,160   7.17%      852,066
                            ----------  ----------  ----------  ----------  ----------  ----------  ----------   ----    ----------
  Total                     $  490,054     212,422     310,983     243,970     215,955     204,066   1,677,450   6.69%   $1,669,722
                            ==========  ==========  ==========  ==========  ==========  ==========  ==========   ====    ==========

Savings, NOW, and money
   market deposits          $  458,221          --          --          --          --          --     458,221   1.02%   $  458,221
Time deposits                  688,704      77,846      35,561      16,210      21,823       2,161     842,305   2.36%      841,771
Securities sold under
  agreements to repurchase      33,530          --          --          --          --          --      33,530   3.08%       33,530
Borrowings - fixed (2)          21,000       2,000       1,000       5,000          --          --      29,000   3.77%       28,900
Borrowings - adjustable         30,000          --          --          --          --      41,239      71,239   6.16%       72,771
                            ----------  ----------  ----------  ----------  ----------  ----------  ----------   ----    ----------
  Total                     $1,231,455      79,846      36,561      21,210      21,823      43,400   1,434,295   2.92%   $1,435,193
                            ==========  ==========  ==========  ==========  ==========  ==========  ==========   ====    ==========

(1) Tax-exempt securities are reflected at a tax-equivalent basis using a 35% tax rate.
(2) Securities and borrowings with call dates within 12 months of December 31, 2005 that have above market interest rates are assumed to mature at their call date for purposes of this table. Mortgage securities are assumed to mature in the period of their expected repayment based on estimated prepayment speeds.
(3)  Excludes nonaccrual loans.
(4) Single-family mortgage loans are assumed to mature in the period of their expected repayment based on estimated prepayment speeds. All other loans are shown in the period of their contractual maturity.

------------------------------------------------------------------------------------------------------------------------------------
Table 20  Return on Assets and Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               For the Year Ended December 31,
                                                                                         ------------------------------------------
                                                                                            2005            2004            2003
                                                                                         ----------      ----------      ----------
Return on assets                                                                               0.94%           1.30%           1.45%
Return on equity                                                                              10.39%          13.71%          14.14%
Dividend payout ratio                                                                         61.40%          46.48%          45.41%
Average shareholders' equity to average assets                                                 9.06%           9.49%          10.25%

------------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
Table 21  Risk-Based and Leverage Capital Ratios
----------------------------------------------------------------------------------------------
                                                               As of December 31,
                                                   -------------------------------------------
($ in thousands)                                      2005             2004            2003
                                                   -----------     -----------     -----------
Risk-Based and Leverage Capital
Tier I capital:
     Common shareholders' equity                   $   155,728         148,478         141,856
     Trust preferred securities                         40,000          40,000          40,000
     Intangible assets                                 (49,227)        (49,330)        (50,701)
     Accumulated other
          comprehensive income                             900            (517)           (962)
                                                   -----------     -----------     -----------
               Total Tier I leverage capital           147,401         138,631         130,193
                                                   -----------     -----------     -----------

Tier II capital:
     Allowable allowance for loan losses                15,716          14,717          13,569
                                                   -----------     -----------     -----------
               Tier II capital additions                15,716          14,717          13,569
                                                   -----------     -----------     -----------
Total risk-based capital                           $   163,117         153,348         143,762
                                                   ===========     ===========     ===========

Risk adjusted assets                               $ 1,449,842       1,315,755       1,182,966
Tier I risk-adjusted assets
   (includes Tier I capital adjustments)             1,401,515       1,265,908       1,131,303
Tier II risk-adjusted assets
   (includes Tiers I and II capital adjustments)     1,417,231       1,280,625       1,144,872
Fourth quarter average assets                        1,759,279       1,608,146       1,431,031
Adjusted fourth quarter average assets
   (includes Tier I capital adjustments)             1,710,952       1,558,299       1,379,368

Risk-based capital ratios:
   Tier I capital to Tier I risk adjusted assets         10.52%          10.95%          11.51%
   Minimum required Tier I capital                        4.00%           4.00%           4.00%

   Total risk-based capital to
         Tier II risk-adjusted assets                    11.51%          11.97%          12.56%
   Minimum required total risk-based capital              8.00%           8.00%           8.00%

Leverage capital ratios:
   Tier I leverage capital to
       adjusted fourth quarter average assets             8.62%           8.90%           9.44%
   Minimum required Tier I leverage capital               4.00%           4.00%           4.00%

----------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Table 22  Quarterly Financial Summary
------------------------------------------------------------------------------------------------------------------------------------
                                                    2005                                               2004
                             --------------------------------------------------   --------------------------------------------------
($ in thousands except         Fourth       Third        Second        First       Fourth        Third       Second       First
per share data)                Qtr (2)     Qtr (2)       Quarter      Quarter      Quarter      Quarter      Quarter      Quarter
                             ----------   ----------    ----------   ----------   ----------   ----------   ----------   ----------
Income Statement Data
Interest income, taxable
   equivalent                $   27,853       26,178        24,818       23,028       22,026       20,852       19,684       19,507
Interest expense                  9,793        8,715         7,700        6,630        5,793        5,193        4,706        4,611
Net interest income,
   taxable equivalent            18,060       17,463        17,118       16,398       16,233       15,659       14,978       14,896
Taxable equivalent,
   adjustment                       113          111           111          113          116          118          119          123
Net interest income              17,947       17,352        17,007       16,285       16,117       15,541       14,859       14,773
Provision for loan losses           925          690           845          580          825          770          740          570
Net interest income after
   provision for losses          17,022       16,662        16,162       15,705       15,292       14,771       14,119       14,203
Noninterest income                3,803        3,779         3,712        3,710        3,844        4,296        3,912        3,812
Noninterest expense              12,175       11,486        12,260       11,715       11,271       11,092       10,622       10,732
Income before income taxes        8,650        8,955         7,614        7,700        7,865        7,975        7,409        7,283
Income taxes                      1,237        9,646         2,962        2,984        2,554        2,778        2,523        2,563
Net income                        7,413         (691)        4,652        4,716        5,311        5,197        4,886        4,720
------------------------------------------------------------------------------------------------------------------------------------
Per Share Data (1)
Earnings per share - basic   $     0.52        (0.05)         0.33         0.33         0.37         0.34         0.33         0.38
Earnings per share - diluted       0.52        (0.05)         0.32         0.33         0.37         0.36         0.34         0.33
Cash dividends declared            0.18         0.18          0.17         0.17         0.17         0.17         0.16         0.16
Market Price
     High                    $    22.89        22.54         23.16        27.88        22.65        22.77        23.26        29.73
     Low                          19.32        19.66         19.62        21.43        22.33        19.01        18.47        20.33
     Close                        20.16        20.04         22.13        22.64        27.17        22.48        22.29        20.99
Book value                        10.94        10.63         10.88        10.66        10.54        10.36        10.13        10.15
Tangible book value                7.48         7.16          7.40         7.17         7.04         6.79         6.56         6.58
------------------------------------------------------------------------------------------------------------------------------------
Selected Average Balances
Assets                       $1,759,279    1,720,505     1,707,112    1,650,624    1,608,146    1,563,548    1,524,169    1,482,987
Loans                         1,463,468    1,433,874     1,409,118    1,383,216    1,352,589    1,320,391    1,273,672    1,236,076
Earning assets                1,639,823    1,604,383     1,592,845    1,537,165    1,495,139    1,453,879    1,414,095    1,372,109
Deposits                      1,493,683    1,467,183     1,466,893    1,414,721    1,363,557    1,301,703    1,300,263    1,260,093
Interest-bearing liabilities  1,392,921    1,365,959     1,361,365    1,318,731    1,282,404    1,249,440    1,211,314    1,182,884
Shareholders' equity            154,562      158,220       154,540      152,162      150,163      145,757      145,776      145,036
------------------------------------------------------------------------------------------------------------------------------------
Ratios
Return on average assets           1.67%       (0.16%)        1.09%        1.16%        1.31%        1.32%        1.29%        1.28%
Return on average equity          19.03%       (1.73%)       12.07%       12.57%       14.07%       14.18%       13.48%       13.09%
Equity to assets at
  end of period                    8.65%        8.59%         8.87%        8.94%        9.06%        9.04%        9.19%        9.63%
Tangible equity to
  tangible assets at end of period 6.08%        5.95%         6.21%        6.19%        6.24%        6.11%        6.15%        6.46%
Average loans to
  average deposits                97.98%       97.73%        96.06%       97.77%       99.20%      101.44%       97.95%       98.09%
Average earning assets to
  interest-bearing liabilities   117.73%      117.45%       117.00%      116.56%      116.59%      116.36%      116.74%      116.00%
Net interest margin                4.37%        4.32%         4.31%        4.33%        4.32%        4.28%        4.26%        4.37%
Allowance for loan losses
   to gross loans                  1.06%        1.10%         1.10%        1.08%        1.08%        1.07%        1.10%        1.11%
Nonperforming loans as a
   percent of total loans          0.11%        0.23%         0.27%        0.31%        0.27%        0.27%        0.26%        0.27%
Nonperforming assets as a
   percent of total assets         0.17%        0.31%         0.36%        0.40%        0.32%        0.34%        0.33%        0.33%
Net charge-offs as a percent
   of average loans                0.29%        0.12%         0.08%        0.07%        0.14%        0.22%        0.11%        0.07%
------------------------------------------------------------------------------------------------------------------------------------

(1) Per share amounts for periods prior to the fourth quarter of 2004 have been restated from their originally reported amounts to reflect the 3-for-2 stock split paid on November 15, 2004.
(2) The third-quarter of 2005 includes a contingency tax loss accrual of $6,320,000, or $0.44 per diluted share. The fourth quarter of 2005 includes a reversal of $1,982,000, or $0.14 per diluted share, related to this same accrual (which increased net income) that was recorded because the Company lowered its original estimate of this loss.

Item 8.   Financial Statements
          and Supplementary Data

                         First Bancorp and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 2005 and 2004

($ in thousands)                                                  2005           2004
----------------------------------------------------------------------------------------
ASSETS
Cash and due from banks, noninterest-bearing                  $    32,985         28,486
Due from banks, interest-bearing                                   41,655         45,135
Federal funds sold                                                 28,883         15,780
                                                              -----------    -----------
     Total cash and cash equivalents                              103,523         89,401
                                                              -----------    -----------

Securities available for sale (costs of
     $114,662 in 2005 and $87,368 in 2004)                        113,613         88,554

Securities held to maturity (fair values of
     $14,321 in 2005 and $14,451 in 2004)                          14,172         14,025

Presold mortgages in process of settlement                          3,347          1,771

Loans                                                           1,482,611      1,367,053
   Less:  Allowance for loan losses                               (15,716)       (14,717)
                                                              -----------    -----------
   Net loans                                                    1,466,895      1,352,336
                                                              -----------    -----------

Premises and equipment                                             34,840         30,318
Accrued interest receivable                                         8,947          6,832
Intangible assets                                                  49,227         49,330
Other assets                                                        6,486          6,346
                                                              -----------    -----------
          Total assets                                        $ 1,801,050      1,638,913
                                                              ===========    ===========

LIABILITIES
Deposits:   Demand - noninterest-bearing                      $   194,051        165,778
            Savings, NOW, and money market                        458,221        472,811
            Time deposits of $100,000 or more                     356,281        334,756
            Other time deposits                                   486,024        415,423
                                                              -----------    -----------
               Total deposits                                   1,494,577      1,388,768
Securities sold under agreements to repurchase                     33,530             --
Borrowings                                                        100,239         92,239
Accrued interest payable                                            3,835          2,677
Other liabilities                                                  13,141          6,751
                                                              -----------    -----------
     Total liabilities                                          1,645,322      1,490,435
                                                              -----------    -----------

SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Authorized: 20,000,000 shares
     Issued and outstanding:  14,229,148 shares in 2005 and
          14,083,856 shares in 2004                                54,121         51,614
Retained earnings                                                 102,507         96,347
Accumulated other comprehensive income (loss)                        (900)           517
                                                              -----------    -----------
     Total shareholders' equity                                   155,728        148,478
                                                              -----------    -----------
          Total liabilities and shareholders' equity          $ 1,801,050      1,638,913
                                                              ===========    ===========

See accompanying notes to consolidated financial statements.

                                      First Bancorp and Subsidiaries
                                    Consolidated Statements of Income
                               Years Ended December 31, 2005, 2004 and 2003


($ in thousands, except per share data)                          2005            2004            2003
--------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                   $     94,097          76,093         69,318
Interest on investment securities:
     Taxable interest income                                        5,184           4,428          3,902
     Tax-exempt interest income                                       476             528            668
Other, principally overnight investments                            1,672             544            779
                                                             ------------    ------------   ------------
     Total interest income                                        101,429          81,593         74,667
                                                             ------------    ------------   ------------
INTEREST EXPENSE
Savings, NOW and money market                                       4,048           2,530          2,215
Time deposits of $100,000 or more                                  11,425           6,362          5,892
Other time deposits                                                13,043           8,334          9,001
Securities sold under agreements to repurchase                        179              --             --
Borrowings                                                          4,143           3,077          1,799
                                                             ------------    ------------   ------------
     Total interest expense                                        32,838          20,303         18,907
                                                             ------------    ------------   ------------

Net interest income                                                68,591          61,290         55,760
Provision for loan losses                                           3,040           2,905          2,680
                                                             ------------    ------------   ------------
Net interest income after provision for loan losses                65,551          58,385         53,080
                                                             ------------    ------------   ------------

NONINTEREST INCOME
Service charges on deposit accounts                                 8,537           9,064          7,938
Other service charges, commissions and fees                         3,963           3,361          2,710
Fees from presold mortgage loans                                    1,176             969          2,327
Commissions from sales of insurance and financial products          1,307           1,406          1,304
Data processing fees                                                  279             416            333
Securities gains                                                        5             299            218
Other gains (losses)                                                 (263)            349             88
                                                             ------------    ------------   ------------
     Total noninterest income                                      15,004          15,864         14,918
                                                             ------------    ------------   ------------

NONINTEREST EXPENSES
Salaries                                                           21,921          20,116         17,756
Employee benefits                                                   6,054           5,488          4,381
   Total personnel expense                                         27,975          25,604         22,137
Occupancy expense                                                   3,037           2,754          2,366
Equipment related expenses                                          2,965           2,956          2,555
Intangibles amortization                                              290             378            224
Other operating expenses                                           13,369          12,025         10,682
                                                             ------------    ------------   ------------
     Total noninterest expenses                                    47,636          43,717         37,964
                                                             ------------    ------------   ------------

Income before income taxes                                         32,919          30,532         30,034
Income taxes                                                       16,829          10,418         10,617
                                                             ------------    ------------   ------------

NET INCOME                                                   $     16,090          20,114         19,417
                                                             ============    ============   ============
Earnings per share:
     Basic                                                   $       1.14            1.42           1.38
     Diluted                                                         1.12            1.40           1.35

Weighted average common shares outstanding:
     Basic                                                     14,165,992      14,138,513     14,076,471
     Diluted                                                   14,360,032      14,395,152     14,351,106

See accompanying notes to consolidated financial statements.

                            First Bancorp and Subsidiaries
                    Consolidated Statements of Comprehensive Income
                     Years Ended December 31, 2005, 2004 and 2003

($ in thousands)                                       2005        2004        2003
-------------------------------------------------------------------------------------
Net income                                           $ 16,090      20,114      19,417
                                                     --------    --------    --------
Other comprehensive income (loss):
   Unrealized gains on securities
     available for sale:
     Unrealized holding gains (losses) arising
        during the period, pretax                      (2,229)       (383)        688
          Tax benefit (expense)                           870         148        (268)
     Reclassification to realized gains                    (5)       (299)       (218)
          Tax expense                                       2         117          85
   Adjustment to minimum pension liability:
     Additional pension charge related to unfunded
       pension liability                                  (90)        (46)       (127)
     Tax benefit                                           35          18          50
                                                     --------    --------    --------
Other comprehensive income (loss)                      (1,417)       (445)        210
                                                     --------    --------    --------

Comprehensive income                                 $ 14,673      19,669      19,627
                                                     ========    ========    ========

See accompanying notes to consolidated financial statements.

                                   First Bancorp and Subsidiaries
                           Consolidated Statements of Shareholders' Equity
                            Years Ended December 31, 2005, 2004 and 2003

                                                                              Accumulated    Total
                                                Common Stock                     Other       Share-
                                            --------------------   Retained  Comprehensive  holders'
(In thousands, except per share)             Shares      Amount    Earnings  Income (Loss)   Equity
---------------------------------------------------------------------------------------------------
Balances, January 1, 2003                     13,683    $ 48,313      74,920        752     123,985
                                            --------    --------    --------   --------    --------

Net income                                                            19,417                 19,417
Cash dividends declared ($0.63 per share)                             (8,835)                (8,835)
Common stock issued in acquisition               500       9,284                              9,284
Common stock issued under
     stock option plans                          211       1,167                              1,167
Common stock issued into
     dividend reinvestment plan                   74       1,277                              1,277
Tax benefit realized from exercise of
     nonqualified stock options                              546                                546
Purchases and retirement of common stock        (315)     (5,195)                            (5,195)
Other comprehensive income                                                          210         210
                                            --------    --------    --------   --------    --------

Balances, December 31, 2003                   14,153      55,392      85,502        962     141,856
                                            --------    --------    --------   --------    --------

Net income                                                            20,114                 20,114
Cash dividends declared ($0.66 per share)                             (9,269)                (9,269)
Common stock issued under
     stock option plans                          165       1,081                              1,081
Common stock issued into
     dividend reinvestment plan                   67       1,466                              1,466
Tax benefit realized from exercise of
     nonqualified stock options                              203                                203
Purchases and retirement of common stock        (301)     (6,528)                            (6,528)
Other comprehensive loss                                                           (445)       (445)
                                            --------    --------    --------   --------    --------

Balances, December 31, 2004                   14,084      51,614      96,347        517     148,478
                                            --------    --------    --------   --------    --------

Net income                                                            16,090                 16,090
Cash dividends declared ($0.70 per share)                             (9,930)                (9,930)
Common stock issued under
     stock option plans                           71         785                                785
Common stock issued into
     dividend reinvestment plan                   74       1,604                              1,604
Tax benefit realized from exercise of
     nonqualified stock options                              118                                118
Other comprehensive loss                                                         (1,417)     (1,417)
                                            --------    --------    --------   --------    --------

Balances, December 31, 2005                   14,229    $ 54,121     102,507       (900)    155,728
                                            ========    ========    ========   ========    ========

See accompanying notes to consolidated financial statements.

                                          First Bancorp and Subsidiaries
                                      Consolidated Statements of Cash Flows
                                   Years Ended December 31, 2005, 2004 and 2003


($ in thousands)                                                                2005           2004        2003
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                    $  16,090       20,114       19,417
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                    3,040        2,905        2,680
     Net security premium amortization                                              120          152          362
     Gains on sales of loans                                                         (9)          (2)          (2)
     Gains on sales of securities available for sale                                 (5)        (299)        (218)
     Loss (gain) on sales of other real estate                                       82         (427)          --
     Other nonoperating losses (gains)                                              190           80          (86)
     Loan fees and costs deferred, net of amortization                             (397)        (390)         (99)
     Depreciation of premises and equipment                                       2,675        2,553        2,236
     Tax benefit realized from exercise of nonqualified stock options               118          203          546
     Amortization of intangible assets                                              290          378          224
     Deferred income tax expense (benefit)                                         (156)        (217)         425
     Decrease (increase) in presold mortgages in process of settlement           (1,576)        (464)      17,961
     Decrease (increase) in accrued interest receivable                          (2,115)        (745)          29
     Decrease (increase) in other assets                                          3,447        2,331       (1,338)
     Increase (decrease) in accrued interest payable                              1,158          539         (601)
     Increase (decrease) in other liabilities                                     5,945        1,175          (67)
                                                                              ---------    ---------    ---------
          Net cash provided by operating activities                              28,897       27,886       41,469
                                                                              ---------    ---------    ---------

Cash Flows From Investing Activities
     Proceeds from sales of loans                                                   276           49           41
     Purchases of securities available for sale                                 (54,130)     (30,354)     (73,663)
     Purchases of securities held to maturity                                    (1,514)        (707)        (317)
     Proceeds from sales of securities available for sale                            17       12,060        7,750
     Proceeds from  maturities/issuer  calls of securities available for sale    26,710       32,673       38,908
     Proceeds from maturities/issuer calls of securities held to maturity         1,176        2,033        3,850
     Net increase in loans                                                     (120,065)    (151,103)    (149,877)
     Purchases of premises and equipment                                         (7,212)      (7,335)      (3,666)
     Net cash received in purchase of branches                                       --           --       62,427
     Net cash paid in insurance agency acquisitions                                  --           --         (564)
     Net cash paid in bank acquisitions                                              --           --       (2,256)
                                                                              ---------    ---------    ---------
          Net cash used by investing activities                                (154,742)    (142,684)    (117,367)
                                                                              ---------    ---------    ---------

Cash Flows From Financing Activities
     Net increase in deposits and repurchase agreements                         139,339      139,404       32,580
     Proceeds from borrowings, net                                                8,000       15,000       44,000
     Cash dividends paid                                                         (9,761)      (9,138)      (8,670)
     Proceeds from issuance of common stock                                       2,389        2,547        2,444
     Purchases and retirement of common stock                                        --       (6,528)      (5,195)
                                                                              ---------    ---------    ---------
          Net cash provided by financing activities                             139,967      141,285       65,159
                                                                              ---------    ---------    ---------

Increase (Decrease) in Cash and Cash Equivalents                                 14,122       26,487      (10,739)
Cash and Cash Equivalents, Beginning of Year                                     89,401       62,914       73,653
                                                                              ---------    ---------    ---------

Cash and Cash Equivalents, End of Year                                        $ 103,523       89,401       62,914
                                                                              =========    =========    =========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
     Interest                                                                 $  31,680       19,764       19,508
     Income taxes                                                                11,925        9,738        9,858
Non-cash transactions:
     Foreclosed loans transferred to other real estate                            2,596        1,531          537
     Additions to held to maturity securities and borrowings related to
       deconsolidation of subsidiary trusts                                          --        1,239           --
     Unrealized  gain (loss) on securities available for sale, net of taxes      (1,362)        (417)         287
     Other real estate transferred to premises and equipment                         --          180           --

See accompanying notes to consolidated financial statements.

                         First Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


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

     The Company is a bank holding company. The principal activity of the Company is the ownership and operation of First Bank, a state chartered bank with its main office in Troy, North Carolina. Other subsidiaries include Montgomery Data, a data processing company whose primary client is First Bank, and First Bancorp Financial, a real estate investment subsidiary, both of which are headquartered in Troy. The Company is also the parent company for three statutory trusts that were formed in 2002 and 2003 for the purpose of issuing a total of $40 million in debt securities. These securities qualify as Tier I capital for regulatory capital adequacy requirements. First Bank Insurance is a provider of non-FDIC insured investment and insurance products. First Montgomery is a Virginia incorporated company that acquires real estate in Virginia and leases the property to the Bank. First Troy was formed in 1999 for the purpose of allowing the Bank to centrally manage a portion of its real estate loan portfolio. First Montgomery and First Troy were liquidated during 2005 and are no longer active.

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

     (f) Presold Mortgages in Process of Settlement and Loans Held for Sale - As a part of normal business operations, the Company originates residential mortgage loans that have been pre-approved by secondary investors. The terms of the loans are set by the secondary investors, and the purchase price that the investor will pay for the loan is agreed to prior to the funding of the loan by the Company. Generally within three weeks after funding, the loans are transferred to the investor in accordance with the agreed-upon terms. The Company records gains from the sale of these loans on the settlement date of the sale equal to the difference between the proceeds received and the carrying amount of the loan. The gain generally represents the portion of the proceeds attributed to service release premiums received from the investors and the realization of origination fees received from borrowers which were deferred as part of the carrying amount of the loan. Between the initial funding of the loans by the Company and the subsequent reimbursement by the investors, the Company carries the loans on its balance sheet at the lower of cost or market. During 2005, the Company originated $74,569,000 and received proceeds from sales amounting to $72,993,000 related to these types of loans.

     Periodically, the Company originates commercial loans that are intended for resale. The Company carries these loans at the lower of cost or fair value at each reporting date. There were no such loans held for sale as of December 31, 2005 or 2004.

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

     (i) Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence. The Company's investment tax credits, which for the Company are low income housing tax credits and state historic tax credits, are recorded in the period that they are affirmed by the tax credit fund.

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

     In accordance with applicable accounting standards, the Company records an intangible asset in connection with a defined benefit pension plan to fully accrue for its liability. This intangible asset is adjusted annually in accordance with actuarially determined amounts. The amount of this intangible asset was $273,000 and $84,000 at December 31, 2005 and 2004, respectively.

     (k) Stock Option Plan - At December 31, 2005, the Company had six stock-based employee compensation plans, which are described more fully in Note
14. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

                                                             Year Ended December 31,
                                                      --------------------------------------
(In thousands except per share data)                     2005          2004          2003
                                                      ----------    ----------    ----------
Net income, as reported                               $   16,090        20,114        19,417
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects               (335)       (1,291)         (319)
                                                      ----------    ----------    ----------
Pro forma net income                                  $   15,755        18,823        19,098
                                                      ==========    ==========    ==========


Earnings per share:      Basic - As reported          $     1.14          1.42          1.38
                         Basic - Pro forma                  1.11          1.33          1.36

                         Diluted - As reported              1.12          1.40          1.35
                         Diluted - Pro forma                1.10          1.31          1.33

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

     The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Share:

                                                          For the Years Ended December 31,
                    ----------------------------------------------------------------------------------------------------------------
                                    2005                                  2004                                 2003
                    ------------------------------------  ------------------------------------   -----------------------------------
($ in thousands,      Income       Shares        Per        Income       Shares        Per        Income       Shares        Per
except per share     (Numer-      (Denom-       Share      (Numer-      (Denom-       Share       (Numer-      (Denom-      Share
amounts)               ator        inator)      Amount       ator)       inator)      Amount        ator        inator)     Amount
                    ----------  -----------   ----------  ----------   ----------   ----------   ----------   ----------  ----------
Basic EPS           $   16,090   14,165,992   $     1.14  $   20,114   14,138,513   $     1.42   $   19,417   14,076,471  $     1.38
                                              ==========                            ==========                            ==========

Effect of dilutive
  securities                --      194,040                       --      256,639                       --      274,635
                    ----------   ----------               ----------   ----------                ----------   ----------

Diluted EPS         $   16,090   14,360,032   $     1.12  $   20,114   14,395,152   $     1.40   $   19,417   14,351,106  $     1.35
                    ==========   ==========   ==========  ==========   ==========   ==========   ==========   ==========  ==========

     For the year ended December 31, 2005, there were 34,000 options that were anti-dilutive because the exercise price exceeded the average market price for the period. For the years ended December 31, 2004 and 2003, there were no anti-dilutive options since the exercise price for each option outstanding was less that the average market price for the year.

     (m) Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions are set forth below for the Company's financial instruments.

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

     Deposits and Securities Sold Under Agreements to Repurchase - The fair value of securities sold under agreements to repurchase and deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand as of the valuation date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

     Borrowings - The fair value of borrowings is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered by the Company's lenders for debt of similar remaining maturities.

     Commitments to Extend Credit and Standby Letters of Credit - At December 31, 2005 and 2004, the Company's off-balance sheet financial instruments had no carrying value. The large majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short terms to maturity. Therefore, the fair value for these financial instruments is considered to be immaterial.

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

                                        December 31,  December 31,  December 31,
                                           2005          2004          2003
                                        ----------    ----------    ----------
 Unrealized gain (loss) on
      securities available for sale     $   (1,049)        1,186         1,868
      Deferred tax asset (liability)           410          (463)         (728)
                                        ----------    ----------    ----------
 Net unrealized gain (loss) on
      securities available for sale           (639)          723         1,140
                                        ----------    ----------    ----------

 Additional minimum pension liability         (428)         (338)         (292)
      Deferred tax asset                       167           132           114
                                        ----------    ----------    ----------
 Net additional minimum pension
      liability                               (261)         (206)         (178)
                                        ----------    ----------    ----------

 Total accumulated other
      comprehensive income (loss)       $     (900)          517           962
                                        ==========    ==========    ==========

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

     (q) Reclassifications - Certain amounts for prior years have been reclassified to conform to the 2005 presentation. The reclassifications had no effect on net income or shareholders' equity as previously presented, nor did they materially impact trends in financial information.

     (r) Stock Split - The Company paid a 3-for-2 stock split on November 15, 2004. All previously reported share totals and per share amounts have been adjusted to retroactively reflect the effect of the split.

     (s) Recent Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46 (FIN
46), "Consolidation of Variable Interest Entities," which was subsequently revised in December 2003. FIN 46 addresses the consolidation by business enterprises of certain variable interest entities. The provisions of this interpretation became effective for the Company on January 31, 2003 as it relates to variable interest entities created or purchased after that date. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R), which clarified and interpreted certain of the provisions of FIN 46, without changing the basic accounting model in FIN 46. The provisions of FIN 46R were effective no later than March 31, 2004. The adoption of FIN 46 did not have an impact on the Company's financial position or results of operations, as the Company had no investments in variable interest entities that required consolidation under FIN
46. The application of FIN 46R during 2004 resulted in the de-consolidation of three trusts that the Company established in order to issue $40 million in trust preferred capital securities. The de-consolidation of the trusts resulted in the Company recording the amount of the junior subordinated debentures between the Company and the trust subsidiary in the amount of $1,239,000. Previously, the junior subordinated debentures were eliminated in consolidation. The impact of this change was to increase both securities (held-to-maturity) and borrowings by $1,239,000 each. Additional information regarding the Company's trust preferred securities is included in Note 9.

    From November 2003 through November 2005, the FASB issued several sets of guidance relating to the concept of "other-than-temporary impairment" and its applicability to investments. The final guidance, as stated in Staff Position FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," requires the disclosure of information about unrealized losses associated with debt and equity securities, while affirming the existing requirements for determining whether impairment is other-than-temporary. The required disclosures are presented in Note 3.

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

     In March 2004, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin Number 105 (SAB 105), "Application of Accounting Principles to Loan Commitments." SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivatives, and its provisions were required for such loan commitments entered into subsequent to March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company's consolidated financial statements.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (Statement 123(R)), "Share-Based Payment." Statement 123(R) replaces FASB Statement No. 123 (Statement 123), "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25 (Opinion 25), "Accounting for Stock Issued to Employees." Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, Statement 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Currently, the only share-based compensation arrangement utilized by the Company is stock options. Under the original provisions of Statement 123(R), it was to have become effective as of the first interim or annual reporting period that began after June 15, 2005. However in April 2005, the Securities and Exchange Commission effectively delayed the adoption of Statement 123(R) for the Company until January 1, 2006. In 2006, 2007, and 2008 the Company's stock-based compensation expense related to options currently outstanding will be approximately $126,000, $47,000, and $3,000 respectively. In addition, the Company expects to continue to grant 2,250 stock options to each of the Company's non-employee directors in June of each year until the 2014 expiration of the current stock option plan. In 2005, the amount of pro forma expense associated with the June director grants was $127,000.

     In December 2005, the FASB issued Staff Position SOP 94-6-1, "Terms of Loan Products that May Give Rise to a Concentration of Credit Risk" ("FSP SOP 94-6-1"). FSP SOP 94-6-1 addresses 1) the circumstances under which the terms of loan products give rise to a concentration of credit risk, and 2) the disclosures or other accounting considerations that apply for entities that originate, hold guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The disclosures required by FSB SOP 94-6-1 are required for interim and annual periods ending after December 19, 2005. See Note 12 for this discussion as it relates to the Company.

Note 2.   Completed Acquisitions

     There were no acquisitions during 2004 or 2005. The Company completed the following acquisitions during 2003. The results of each acquired company are included in First Bancorp's results for the period ended December 31, 2003 beginning on their respective acquisition dates.

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

   Type of Intangible Asset      Allocated Amount         Amortization Period
-----------------------------    ----------------     --------------------------
Value of Noncompete Agreement    $         50,000     Two years - straight-line
Value of Customer List                    151,000     Ten years - straight-line
Goodwill                                  343,000     Not applicable
                                 ----------------
Total Intangible Assets          $        544,000
                                 ================

     For tax purposes, each of the intangible assets recorded will result in tax-deductible amortization expense. No pro forma earnings information has been presented due to the immateriality of the acquisition.

     (b) On January 15, 2003, the Company completed the acquisition of Carolina Community Bancshares, Inc. (CCB), the parent company of Carolina Community Bank, a South Carolina community bank with three branches in Dillon County, South Carolina. This represented the Company's first entry into South Carolina. Dillon County, South Carolina is contiguous to Robeson County, North Carolina, a county where the Company operates four branches. The Company's primary reason for the acquisition was to expand into a contiguous market with facilities, operations and experienced staff in place. The terms of the agreement called for shareholders of Carolina Community to receive 1.2 shares of First Bancorp stock and $20.00 in cash for each share of Carolina Community stock they own. The transaction was completed on January 15, 2003 with the Company paying cash of $8.3 million, issuing 499,332 shares of common stock that were valued at approximately $8.4 million, and assuming employee stock options with an intrinsic value of approximately $0.9 million. The value of the stock issued was determined using a Company stock price of $16.81, which was the average price of Company stock during the five day period beginning two days before the acquisition announcement and ending two days after the acquisition announcement (as adjusted for the November 15, 2004 3-for-2 stock split). The value of the employee stock options assumed was determined using the Black-Scholes option-pricing model.

     This acquisition has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of CCB were recorded based on estimates of fair values as of January 15, 2003. Except as noted beginning in the next sentence, the table below is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of CCB on January 15, 2003, and the related fair value adjustments recorded by the Company to reflect the acquisition. The "Other" category in the table below amounting to $755,000 consists solely of the net tax asset recorded in connection with the acquisition and was originally a liability of $243,000. In 2004, the Company recorded three adjustments to the purchase price allocation totaling $998,000, each of which related to taxes, as explained in the following sentences. It was determined in 2004 that $895,000 of the amount originally recorded as goodwill at the acquisition date was deductible for tax purposes, with all other goodwill associated with this transaction being nondeductible. The tax impact of these deductions was approximately $353,000. It was also determined in 2004 that a deferred tax valuation allowance that had been recorded by CCB in the amount of $224,000 was no longer necessary. Additionally the Company has realized $421,000 in tax benefits related to the exercise of nonqualified stock options that were assumed in the merger. Accordingly, in 2004, the Company reduced its tax liability by $998,000, with a corresponding decrease to goodwill. The table below includes the impact of the 2004 adjustments.

                                                     As         Fair            As
                  ($ in thousands)               Recorded by    Value       Recorded by
                                                    CCB      Adjustments   First Bancorp
                                                  --------    --------       --------
Assets
------------------------------------------
Cash and cash equivalents                         $  7,048          --          7,048
Securities                                          12,995          99 (a)     13,094
Loans, gross                                        47,716          --         47,716
Allowance for loan losses                             (751)         --           (751)
Premises and equipment                                 799         (45)(b)        754
Other - Identifiable intangible asset                   --         771 (c)        771
Other                                                1,697         755 (d)      2,452
                                                  --------    --------       --------
   Total                                            69,504       1,580         71,084
                                                  --------    --------       --------

Liabilities
------------------------------------------
Deposits                                          $ 58,861          --         58,861
Borrowings                                           2,000         115 (e)      2,115
Other                                                  722         (88)(f)        634
                                                  --------    --------       --------
   Total                                            61,583          27         61,610
                                                  --------    --------       --------

Net identifiable assets acquired                                                9,474

Total cost of acquisition
   Cash                                                       $  8,322
   Value of stock issued                                         8,395
   Value of assumed options                                        889
   Direct costs of acquisition                                   1,270
                                                              --------
       Total cost of acquisition                                               18,876
                                                                             --------

Goodwill recorded related to acquisition of CCB                              $  9,402
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

                                  Uwharrie    Carolina      RBC
                                  Insurance  Community    Centura
   Assets acquired                  Group       Bank      Branches     Total
   -----------------------------   --------   --------    --------    --------
                                                 (in millions)
   Cash                            $     --        7.0        62.4        69.4
   Securities                            --       13.1          --        13.1
   Loans, gross                          --       47.7        24.8        72.5
   Allowance for loan losses             --       (0.8)       (0.3)       (1.1)
   Premises and equipment                --        0.8         1.0         1.8
   Other                                 --        2.5         0.2         2.7
                                   --------   --------    --------    --------
       Total assets acquired             --       70.3        88.1       158.4
                                   --------   --------    --------    --------

   Liabilities assumed
   -----------------------------
   Deposits                              --       58.9       102.0       160.9
   Borrowings                            --        2.1          --         2.1
   Other                                 --        0.6         0.3         0.9
                                   --------   --------    --------    --------
      Total liabilities assumed          --       61.6       102.3       163.9
                                   --------   --------    --------    --------
   Value of cash paid and/or
       stock issued to
       stock-holders of acquiree        0.5       18.9         n/a        19.4
                                   --------   --------    --------    --------
   Intangible assets recorded      $    0.5       10.2        14.2        24.9
                                   ========   ========    ========    ========

Note 3.   Securities

     The book values and approximate fair values of investment securities at December 31, 2005 and 2004 are summarized as follows:


                                                       2005                                            2004
                                 ---------------------------------------------    ----------------------------------------------
                                 Amortized     Fair           Unrealized          Amortized     Fair           Unrealized
                                    Cost       Value       Gains     (Losses)        Cost       Value       Gains      (Losses)
                                 ---------   ---------   ---------   ---------    ---------   ---------   ---------    ---------
(In thousands)

Securities available for sale:
  U.S. Government agencies       $  45,258      44,481          --        (777)      29,778      29,810         169         (137)
  Mortgage-backed securities        49,235      47,928          13      (1,320)      41,116      41,062         240         (294)
  Corporate bonds                   13,929      14,912       1,067         (84)      10,909      12,084       1,194          (19)
  Equity securities                  6,240       6,292          56          (4)       5,565       5,598          39           (6)
                                 ---------   ---------   ---------   ---------    ---------   ---------   ---------    ---------
Total available for sale         $ 114,662     113,613       1,136      (2,185)      87,368      88,554       1,642         (456)
                                 =========   =========   =========   =========    =========   =========   =========    =========

Securities held to maturity:
  State and local governments    $  11,382      11,531         181         (32)      11,605      12,031         435           (9)
  Other                              2,790       2,790          --          --        2,420       2,420          --           --
                                 ---------   ---------   ---------   ---------    ---------   ---------   ---------    ---------
Total held to maturity           $  14,172      14,321         181         (32)      14,025      14,451         435           (9)
                                 =========   =========   =========   =========    =========   =========   =========    =========

     Included in mortgage-backed securities at December 31, 2005 were collateralized mortgage obligations with an amortized cost of $15,810,000 and a fair value of $15,399,000. Included in mortgage-backed securities at December 31, 2004 were collateralized mortgage obligations with an amortized cost of $15,928,000 and a fair value of $15,831,000.

     The Company owned Federal Home Loan Bank stock with a cost and fair value of $5,930,000 at December 31, 2005 and $5,247,000 at December 31, 2004, which is included in equity securities above and serves as part of the collateral for the Company's line of credit with the Federal Home Loan Bank (see Note 9 for additional discussion). The investment in this stock is a requirement for membership in the Federal Home Loan Bank system.

     The  following  table  presents   information   regarding  securities  with
unrealized losses at December 31, 2005:

                                           Securities in an Unrealized  Securities in an Unrealized
                                                Loss Position for           Loss Position for
                                               Less than 12 Months          More than 12 Months                Total
                                             -----------------------      -----------------------      -----------------------
                                                          Unrealized                   Unrealized                   Unrealized
                                             Fair Value     Losses        Fair Value     Losses        Fair Value     Losses
                                             ----------   ----------      ----------   ----------      ----------   ----------
U.S. Government agencies                     $   25,004          380          16,477          397          41,481          777
Mortgage-backed securities                       30,729          667          15,955          653          46,684        1,320
Corporate bonds                                      --           --           3,016           84           3,016           84
Equity securities                                    38            4              --           --              38            4
State and local governments                       1,921           15             417           17           2,338           32
                                             ----------   ----------      ----------   ----------      ----------   ----------
     Total temporarily impaired securities   $   57,692        1,066          35,865        1,151          93,557        2,217
                                             ==========   ==========      ==========   ==========      ==========   ==========

     The  following  table  presents   information   regarding  securities  with
unrealized losses at December 31, 2004:

                                           Securities in an Unrealized  Securities in an Unrealized
                                                Loss Position for           Loss Position for
                                               Less than 12 Months         More than 12 Months                Total
                                             -----------------------     -----------------------      -----------------------
                                                          Unrealized                  Unrealized                   Unrealized
                                             Fair Value     Losses       Fair Value     Losses        Fair Value     Losses
                                             ----------   ----------     ----------   ----------      ----------   ----------
U.S. Government agencies                     $   16,731          137             --           --          16,731          137
Mortgage-backed securities                        4,533           30         16,361          264          20,894          294
Corporate bonds                                   3,081           19             --           --           3,081           19
Equity securities                                    53            6             --           --              53            6
State and local governments                         925            9             --           --             925            9
                                             ----------   ----------     ----------   ----------      ----------   ----------
     Total temporarily impaired securities   $   25,323          201         16,361          264          41,684          465
                                             ==========   ==========     ==========   ==========      ==========   ==========


     In the above tables, all of the non-equity securities that are in an unrealized loss position at December 31, 2005 and 2004 are bonds that the company has determined are in a loss position due to interest rate factors, and not because of credit quality concerns. Therefore, the Company expects to collect the full par value of each bond upon maturity with no accounting loss. The Company has concluded that each of the equity securities in an unrealized loss position at December 31, 2005 and 2004 is due to minor temporary fluctuations in the market prices of the securities. The Company's policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months.

     The aggregate carrying amount of cost-method investments was $8,803,000 and $6,508,000 at December 31, 2005 and 2004, respectively, which included the Federal Home Loan Bank stock discussed above. The Company determined that none of its cost-method investments were impaired at either year end.

    The book values and approximate fair values of investment securities at December 31, 2005, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                Securities Available for Sale         Securities Held to Maturity
                                                -----------------------------         ----------------------------
                                                Amortized            Fair             Amortized            Fair
(In thousands)                                     Cost              Value               Cost              Value
                                                ----------         ----------         ----------        ----------

Debt securities
    Due within one year                         $    2,300              2,268         $    1,323             1,325
    Due after one year but within five years        37,285             36,579              9,502             9,589
    Due after five years but within ten years        8,663              8,645              3,061             3,121
    Due after ten years                             10,939             11,901                286               286
    Mortgage-backed securities                      49,235             47,928                 --                --
                                                ----------         ----------         ----------        ----------
       Total debt securities                       108,422            107,321             14,172            14,321

Equity securities                                    6,240              6,292                 --                --
                                                ----------         ----------         ----------        ----------
       Total securities                         $  114,662            113,613         $   14,172            14,321
                                                ==========         ==========         ==========        ==========

     At December 31, 2005 and 2004, investment securities with book values of $88,581,000 and $43,315,000, respectively, were pledged as collateral for public and private deposits and securities sold under agreements to repurchase.

     Sales of securities available for sale with aggregate proceeds of $17,000 in 2005, $12,060,000 in 2004, and $7,750,000 in 2003 resulted in gross gains of
$5,000 and no gross losses in 2005, resulted in gross gains of $299,000 and no gross losses in 2004, and gross gains of $218,000 and no gross losses in 2003.

Note 4.   Loans and Allowance for Loan Losses

     Loans at December 31, 2005 and 2004 are summarized as follows:

(In thousands)                                           2005            2004
                                                      ----------     ----------

Commercial, financial, and agricultural               $  135,942        122,501
Real estate - construction                               125,158        117,158
Real estate - mortgage                                 1,150,068      1,063,694
Installment loans to individuals                          71,259         63,913
                                                      ----------     ----------
    Subtotal                                           1,482,427      1,367,266
Unamortized net deferred loan costs (fees)                   184           (213)
                                                      ----------     ----------
    Loans, net of deferred fees                       $1,482,611      1,367,053
                                                      ==========     ==========

     Loans described above as "Real estate - mortgage" included loans in the amounts of $1,050,191,000 and $999,384,000 as of December 31, 2005 and 2004,
respectively,  which are being pledged as collateral for certain borrowings (see
Note 9). The loans above also include loans to executive officers and directors and to their associates totaling approximately $12,857,000 and $13,764,000 at December 31, 2005 and 2004, respectively. During 2005, additions to such loans were approximately $930,000 and repayments totaled approximately $1,837,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features.

     Nonperforming assets at December 31, 2005 and 2004 are as follows:


(In thousands)                                              2005         2004
                                                         ----------   ----------

Loans: Nonaccrual loans                                  $    1,640        3,707
       Restructured loans                                        13           17
       Accruing loans greater than 90 days past due              --           --
                                                         ----------   ----------
                   Total nonperforming loans                  1,653        3,724
Other real estate (included in other assets)                  1,421        1,470
                                                         ----------   ----------
     Total nonperforming assets                          $    3,074        5,194
                                                         ==========   ==========

     If the nonaccrual loans and restructured loans as of December 31, 2005, 2004 and 2003 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $123,000, $247,000 and $319,000 for nonaccrual loans and $2,000, $2,000 and $2,000 for
restructured   loans  would  have  been  recorded  for  2005,   2004  and  2003,
respectively. Interest income on such loans that was actually collected and included in net income in 2005, 2004 and 2003 amounted to approximately $67,000, $120,000 and $102,000 for nonaccrual loans (prior to their being placed on nonaccrual status) and $2,000, $2,000 and $2,000 for restructured loans, respectively. At December 31, 2005 and 2004, the Company had no commitments to lend additional funds to debtors whose loans were nonperforming.

     Activity in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 is as follows:

(In thousands)                                   2005        2004        2003
                                               --------    --------    --------

Balance, beginning of year                     $ 14,717      13,569      10,907
Provision for loan losses                         3,040       2,905       2,680
Recoveries of loans charged-off                     322         181         240
Loans charged-off                                (2,363)     (1,938)     (1,341)
Allowance recorded related to loans
    assumed in corporate acquisitions                --          --       1,083
                                               --------    --------    --------
Balance, end of year                           $ 15,716      14,717      13,569
                                               ========      ======      ======


     At December 31, 2005 and 2004, the recorded investment in loans considered to be impaired was $338,000 and $1,578,000, respectively, of which all were on a nonaccrual basis at each year end. The related allowance for loan losses for the impaired loans at December 31, 2005 and 2004 was $100,000 and $370,000, respectively. At December 31, 2005, there were no impaired loans that did not have a related allowance. At December 31, 2004, there was $532,000 in impaired loans for which there was no related allowance. The average recorded investments in impaired loans during the years ended December 31, 2005, 2004, and 2003 were approximately $1,474,000, $1,317,000, and $1,590,000, respectively. For the years ended December 31, 2005, 2004, and 2003, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

Note 5.   Premises and Equipment

     Premises and equipment at December 31, 2005 and 2004 consist of the following:


(In thousands)                                             2005          2004
                                                         --------      --------

Land                                                     $  7,819         7,812
Buildings                                                  27,097        21,725
Furniture and equipment                                    19,118        17,388
Leasehold improvements                                      1,204         1,236
                                                         --------      --------
    Total cost                                             55,238        48,161
Less accumulated depreciation and amortization            (20,398)      (17,843)
                                                         --------      --------
    Net book value of premises and equipment             $ 34,840        30,318
                                                         ========      ========

Note 6.   Goodwill and Other Intangible Assets

     The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of December 31, 2005 and December 31, 2004 and the carrying amount of unamortized intangible assets as of December 31, 2005 and December 31, 2004.

                                       December 31, 2005            December 31, 2004
                                ----------------------------  ----------------------------
                                Gross Carrying   Accumulated  Gross Carrying   Accumulated
                                    Amount      Amortization      Amount      Amortization
------------------------------- -------------   ------------  -------------   ------------
(In thousands)
Amortized intangible assets:
   Customer lists                $        394            115            394             85
   Noncompete agreements                   50             50             50             50
   Core deposit premiums                2,441          1,011          2,441            751
                                 ------------   ------------   ------------   ------------
        Total                    $      2,885          1,176          2,885            886
                                 ============   ============   ============   ============
Unamortized intangible assets:
   Goodwill                      $     47,247                        47,247
                                 ============                  ============
   Pension                       $        273                            84
                                 ============                  ============

     The following table presents the estimated amortization expense for intangible assets for each of the five calendar years ending December 31, 2010 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.


                                                   Estimated
                                              Amortization Expense
                 --------------------        --------------------
                                                 (In thousands)
                          2006                     $         242
                          2007                               220
                          2008                               219
                          2009                               218
                          2010                               218
                       Thereafter                            592
                                                   -------------
                              Total                        1,709
                                                   =============

Note 7.   Income Taxes

     Total income taxes for the years ended December 31, 2005, 2004 and 2003 were allocated as follows:

(In thousands)                                                                 2005        2004         2003
                                                                             --------    --------    --------
Allocated to net income                                                      $ 16,829      10,418      10,617
Allocated to stockholders' equity, for unrealized holding gain/loss on
   debt and equity securities for financial reporting purposes                   (872)       (265)        183
Allocated to stockholders'  equity,  for tax benefit of additional
   pension charge                                                                 (35)        (18)        (50)
                                                                             --------    --------    --------
    Total income taxes                                                       $ 15,922      10,135      10,750
                                                                             ========    ========    ========

     The components of income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 are as follows:

(In thousands)                                 2005        2004         2003
                                             --------    --------    --------

Current - Federal                            $  8,285      10,407       9,578
         - State                                8,700         228         614
Deferred - Federal                               (124)       (192)        425
         - State                                  (32)        (25)         --
                                             --------    --------    --------
     Total                                   $ 16,829      10,418      10,617
                                             ========    ========    ========

     The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2005 and 2004 are presented below:

(In thousands)                                                                  2005       2004
                                                                              -------    -------
Deferred tax assets:
     Allowance for loan losses                                                $ 6,075      5,456
     Excess book over tax SERP retirement plan cost                               739        550
     Basis of investment in subsidiary                                             69         69
     Net loan fees recognized for tax reporting purposes                           --         55
     Reserve for employee medical expense for financial reporting purposes         20         20
     Deferred compensation                                                        180        156
     State net operating loss carryforwards                                       282        352
     Trust preferred security issuance costs                                      206        128
     Accruals, book versus tax                                                    154        160
     Minimum pension liability adjustment                                         167        132
     Unrealized loss on securities available for sale                             409         --
     All other                                                                     27         35
                                                                              -------    -------
        Gross deferred tax assets                                               8,328      7,113
         Less: Valuation allowance                                               (275)      (367)
                                                                              -------    -------
              Net deferred tax assets                                           8,053      6,746
                                                                              -------    -------
Deferred tax liabilities:
     Loan fees                                                                 (1,115)    (1,050)
     Excess tax over book pension cost                                           (603)      (559)
     Depreciable basis of fixed assets                                         (1,689)    (1,906)
     Amortizable basis of intangible assets                                    (3,166)    (2,378)
     Unrealized gain on securities available for sale                              --       (464)
     Net loan fees recognized for tax reporting purposes                          (69)        --
     FHLB stock dividends                                                        (436)      (439)
     Book versus tax basis difference - securities                                 (7)       (46)
                                                                              -------    -------
          Gross deferred tax liabilities                                       (7,085)    (6,842)
                                                                              -------    -------
              Net deferred tax asset (liability) - included in other assets   $   968        (96)
                                                                              =======    =======

     A portion of the annual change in the net deferred tax liability relates to unrealized gains and losses on securities available for sale. The related 2005 and 2004 deferred tax (benefit) of approximately ($872,000) and

($265,000), respectively, has been recorded directly to shareholders' equity. Additionally, a portion of the annual change in the net deferred tax liability relates to an additional pension charge. The related 2005 and 2004 deferred tax (benefit) of ($35,000) and ($18,000), respectively, has been recorded directly to shareholders' equity. The balance of the 2005 and 2004 increase (decrease) in the net deferred tax asset (liability) of ($156,000) and ($217,000), respectively, is reflected as a deferred income tax expense (benefit) in the consolidated statement of income.

     The valuation allowances for 2005 and 2004 relate primarily to state net operating loss carryforwards. It is management's belief that the realization of the remaining net deferred tax assets is more likely than not.

     See Note 12 for discussion regarding state taxing authority exposure.

     Retained earnings at December 31, 2005 and 2004 includes approximately $6,869,000 representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse or may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Bank's stock.

     The following is a reconcilement of federal income tax expense at the statutory rate of 35% to the income tax provision reported in the financial statements.

(In thousands)                                          2005        2004        2003
                                                      --------    --------    --------
Tax provision at statutory rate                       $ 11,522      10,686      10,512
Increase (decrease) in income taxes resulting from:
   Tax-exempt interest income                             (251)       (263)       (286)
   Low income housing tax credits                         (109)        (98)        (20)
   Non-deductible interest expense                          20          14          16
   State income taxes, net of federal benefit            5,634         132         361
   Change in valuation allowance                           (92)        153          78
   Non-deductible penalty                                   50          --          --
   Other, net                                               55        (206)        (44)
                                                      --------    --------    --------
     Total                                            $ 16,829      10,418      10,617
                                                      ========    ========    ========

Note 8.   Time Deposits and Securities Sold Under Agreements to Repurchase

     At December 31, 2005, the scheduled maturities of time deposits are as follows:

                                             (In thousands)
                          2006                $    688,704
                          2007                      77,846
                          2008                      35,561
                          2009                      16,210
                          2010                      21,823
                       Thereafter                    2,161
                                              ------------
                                              $    842,305
                                              ============

     Securities sold under agreement to repurchase represent short term borrowings by the Company with maturities less than one year and are collateralized by a portion of the Company's United States government agency obligations, which have been delivered to a third party custodian for safekeeping. At December 31, 2005, securities with an amortized cost of $48,830,000 and a market value of $47,835,000 were pledged to secure securities sold under agreements to repurchase.

     The following table presents certain information for securities sold under agreements to repurchase:

                                                               2005      2004
                                                             -------    -------
Balance at December 31                                       $33,530         --
Weighted average interest rate at December 31                   3.08%        --
Maximum amount outstanding at an month-end during the year   $33,530         --
Average daily balance outstanding during the year            $ 6,219         --
Average annual interest rate paid during the year               2.88%        --

Note 9.   Borrowings and Borrowings Availability

     The  following   table   presents   information   regarding  the  Company's
outstanding borrowings at December 31, 2005 and 2004:


    Description                  Due date                   Call Feature                Amount              Interest Rate
--------------------     --------------------------    ------------------------     -------------     ------------------------
     2005
--------------------
FHLB Overnight           January 1, 2006, renewable              None                 $30,000,000          4.49% subject to
                                                                                                             change daily
FHLB Term Note           Due February 15, 2006                   None                   6,500,000            3.47% fixed
FHLB Term Note           Due March 13, 2006                      None                   2,000,000            2.44% fixed
FHLB Term Note           Due May 15, 2006                        None                   7,500,000            3.51% fixed
FHLB Term Note           Due August 10, 2006                     None                   5,000,000            3.60% fixed
FHLB Term Note           Due March 13, 2007                      None                   2,000,000            2.91% fixed
FHLB Term Note           Due June 23, 2008                       None                   1,000,000            5.51% fixed
FHLB Term Note           Due on April 21, 2009          Expired (One time call          5,000,000            5.26% fixed
                                                          option in 2004 not
                                                          exercised by FHLB)
Trust Preferred          Due on November 7, 2032      By Company on a quarterly        20,619,000      7.79% at Dec. 31, 2005
     Securities                                           basis beginning on                               adjustable rate
                                                           November 7, 2007                            3 month LIBOR + 3.45%
Trust Preferred          Due on January 23, 2034           By Company on a             20,620,000      6.94% at Dec. 31, 2005
     Securities                                       quarterly basis beginning                             adjustable rate
                                                         on January 23, 2009                           3 month LIBOR + 2.70%
                                                                                     ------------    -------------------------
Total
    borrowings/                                                                                        5.47% (5.88% excluding
    weighted average                                                                 $100,239,000       overnight borrowings)
    rate                                                                             ============    =========================


  Description                   Due date                   Call Feature                Amount              Interest Rate
--------------------     --------------------------    ------------------------     -------------     ------------------------
     2004
--------------------
FHLB Overnight           January 1, 2005, renewable              None                $40,000,000             2.55% subject to
    Borrowings             daily                                                                              change daily
FHLB Term Note           Due January 16, 2005                    None                  1,000,000               4.01% fixed
FHLB Term Note           Due March 13, 2006                      None                  2,000,000               2.44% fixed
FHLB Term Note           Due March 13, 2007                      None                  2,000,000               2.91% fixed
FHLB Term Note           Due June 23, 2008                       None                  1,000,000               5.51% fixed
FHLB Term Note           Due on April 21, 2009          Expired (One time call         5,000,000               5.26% fixed
                                                          option in 2004 not
                                                          exercised by FHLB)
Trust Preferred          Due on November 7, 2032      By Company on a quarterly       20,619,000          5.73% at Dec. 31, 2004
     Securities                                           basis beginning on                                  adjustable rate
                                                           November 7, 2007                               3 month LIBOR + 3.45%
Trust Preferred          Due on January 23, 2034           By Company on a            20,620,000         4.86% at Dec. 31, 2004
     Securities                                       quarterly basis beginning                               adjustable rate
                                                         on January 23, 2009                             3 month LIBOR + 2.70%
                                                                                     -----------       ------------------------
Total borrowings/
    weighted                                                                                              3.98% (5.07% excluding
    average rate                                                                     $92,239,000          overnight borrowings)
                                                                                     ===========       =========================

     In the tables above, only the $5 million due to the FHLB on April 21, 2009 had a lender call provision, which allowed the FHLB, at their option, to call the bond on April 21, 2004. The call provision provided interest rate protection to the FHLB in the event that prevailing market interest rates were higher than the note rate on the date of the call. This call option was not exercised by the FHLB at the April 21, 2004 call date. In addition to the call option, all outstanding FHLB borrowings may be accelerated immediately by the FHLB in certain circumstances including material adverse changes in the condition of the Company or if the Company's qualifying collateral amounts to less than that required under the terms of the borrowing agreement.

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

     At December 31, 2005, the Company has three sources of readily available borrowing capacity - 1) an approximately $360 million line of credit with the FHLB, of which $59 million was outstanding at December 31,

2005 and $51 million was outstanding at December 31, 2004, 2) a $50 million overnight federal funds line of credit with a correspondent bank, none of which was outstanding at December 31, 2005 or 2004, and 3) an approximately $62 million line of credit through the Federal Reserve Bank of Richmond's (FRB) discount window, none of which was outstanding at December 31, 2005 or 2004.

     The Company's line of credit with the FHLB totaling approximately $360 million can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need and is secured by the Company's FHLB stock and a blanket lien on most of its real estate loan portfolio. In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of the line of credit, the borrowing capacity was further reduced by $40 million at December 31, 2005 and 2004 as a result of the Company pledging letters of credit for public deposits at each of those dates.

     The Company's correspondent bank relationship allows the Company to purchase up to $50 million in federal funds on an overnight, unsecured basis (federal funds purchased). The Company had no borrowings outstanding under this line at December 31, 2005 or 2004. This line of credit was not drawn upon during any of the past three years.

     The Company also has a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of the Company's commercial and consumer loan portfolio (excluding real estate). Based on the collateral owned by the Company as of December 31, 2005, the available line of credit is approximately $62 million. This line of credit was established primarily in connection with the Company's Y2K liquidity contingency plan and has not been drawn on since inception. The FRB has indicated that it would not expect lines of credit that have been granted to financial institutions to be a primary borrowing source. The Company plans to maintain this line of credit, although it is not expected that it will be drawn upon except in unusual circumstances.

Note 10.  Leases

     Certain bank premises are leased under operating lease agreements. Generally, operating leases contain renewal options on substantially the same basis as current rental terms. Rent expense charged to operations under all operating lease agreements was $510,000 in 2005, $452,000 in 2004, and $324,000 in 2003.

     Future obligations for minimum rentals under noncancelable operating leases at December 31, 2005 are as follows:

                                                      (In thousands)
        Year ending December 31:
          2006                                                $  435
          2007                                                   314
          2008                                                   267
          2009                                                   237
          2010                                                   213
          Later years                                          1,106
                                                              ------
               Total                                          $2,572
                                                              ======

Note 11.  Employee Benefit Plans

     401(k) Plan.  The Company  sponsors a retirement  savings plan  pursuant to
     -----------
Section 401(k) of the Internal Revenue Code. Employees who have completed one year of service are eligible to participate in the plan. An eligible employee may contribute up to 15% of annual salary to the plan. The Company contributes an amount equal to 75% of the first 6% of the employee's salary contributed. Participants vest in Company contributions at the rate of 20% after one year of service, and 20% for each additional year of service, with 100% vesting after five years of service. The Company's matching contribution expense was $700,000, $607,000, and $528,000, for the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, the Company made additional discretionary matching contributions to the plan of $225,000 in 2005, $175,000 in 2004, and $175,000 in 2003. The Company's matching and discretionary contributions are made in the form of Company stock. Employees are not permitted to invest their own contributions in Company stock.

     Pension  Plan.  The  Company  sponsors a  noncontributory  defined  benefit
     -------------
retirement plan (the "Pension Plan"), which is intended to qualify under Section 401(a) of the Internal Revenue Code. Employees who have attained age 21 and completed one year of service are eligible to participate in the Pension Plan. The Pension Plan provides for a monthly payment, at normal retirement age of 65, equal to one-twelfth of the sum of (i) 0.75% of Final Average Annual Compensation (5 highest consecutive calendar years' earnings out of the last 10 years of employment) multiplied by the employee's years of service not in excess of 40 years, and (ii) 0.65% of Final Average Annual Compensation in excess of "covered compensation" multiplied by years of service not in excess of 35 years. "Covered compensation" means the average of the social security taxable wage base during the 35 year period ending with the year the employee attains social security retirement age. Early retirement, with reduced monthly benefits, is available at age 55 after 15 years of service. The Pension Plan provides for 100% vesting after 5 years of service, and provides for a death benefit to a vested participant's surviving spouse. The costs of benefits under the Pension Plan, which are borne by First Bancorp and/or its subsidiaries, are computed actuarially and defrayed by earnings from the Pension Plan's investments. The compensation covered by the Pension Plan includes total earnings before reduction for contributions to a cash or deferred profit-sharing plan (such as the 401(k) plan described above) and amounts used to pay group health insurance premiums and includes bonuses (such as amounts paid under the incentive compensation plan). Compensation for the purposes of the Pension Plan may not exceed statutory limits; such limits were $210,000 in 2005, $205,000 in 2004 and $200,000 in 2003.

     The Company's contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes. The contributions are invested to provide for benefits under the Pension Plan. The Company estimates that its contribution to the Pension Plan will be $945,000 in 2006.

     Funds in the Pension Plan are invested in a mix of investment types in accordance with the Pension Plan's investment policy, which is intended to provide a reasonable return while maintaining proper diversification. Except for Company stock, all of the Pension Plan's assets are invested in an unaffiliated bank money market account or mutual funds. The investment policy of the Pension Plan does not permit the use of derivatives, except to the extent that derivatives are used by any of the mutual funds invested in by the Pension Plan. The following table presents information regarding the mix of investments of the Pension Plan's assets at December 31, 2005 and its targeted mix, as set out by the Plan's investment policy:

                                     Balance at    % of Total Assets at      Targeted %
Investment type                  December 31, 2005   December 31, 2005    of Total Assets
-----------------------------    -----------------   -----------------   -----------------
                                (Dollars in thousands)
Fixed income investments
   Money market account              $        301                2%              1%-5%
   US government bond fund                  1,669               14%            10%-20%
   US corporate bond fund                   1,111               10%             5%-15%
Equity investments
   Large cap value fund                     2,572               22%            20%-30%
   Large cap growth fund                    3,086               27%            20%-30%
   Mid-small cap growth fund                2,302               20%            15%-25%
   Company stock                              527                5%             0%-10%
                                     ------------      ------------
        Total                        $     11,568              100%
                                     ============      ============

     For the three years ended December 31, 2005, the Company used an expected long-term rate-of-return-on-assets assumption of 9.00%. The Company arrived at this rate based primarily on a third-party investment consulting firm's historical analysis of investment returns, which indicated that the mix of the Pension Plan's assets (generally 75% equities and 25% fixed income) can be expected to return approximately 9% on a long term basis.

     The following table reconciles the beginning and ending balances of the Pension Plan's projected benefit obligation, as computed by the Company's independent actuarial consultants. The Pension Plan's accumulated benefit obligation is also presented:

(In thousands)                                        2005        2004        2003
                                                    --------    --------    --------
Projected benefit obligation at beginning of year   $ 12,445       9,892       7,475
Service cost                                           1,137         955         690
Interest cost                                            766         642         527
Actuarial loss                                         1,829       1,013       1,175
Effect of amendments                                      --          --          85
Benefits paid                                            (84)        (57)        (60)
                                                    --------    --------    --------
Projected benefit obligation at end of year         $ 16,093      12,445       9,892
                                                    ========    ========    ========

Accumulated benefit obligation at end of year       $ 10,284       7,817       6,164
                                                    ========    ========    ========

     The following table reconciles the beginning and ending balances of the Pension Plan's assets:

(In thousands)                               2005          2004          2003
                                           --------      --------      --------

Plan assets at beginning of year           $  9,907         8,498         5,126
Actual return on plan assets                    361           816         1,387
Employer contributions                        1,419           650         2,045
Benefits paid                                   (84)          (57)          (60)
                                           --------      --------      --------
Plan assets at end of year                 $ 11,603         9,907         8,498
                                           ========      ========      ========

     The following table presents information regarding the funded status of the Pension Plan, the amounts not recognized in the consolidated balance sheets, and the amounts recognized in the consolidated balance sheets:

(In thousands)                                           2005             2004
                                                        -------         -------

Funded status                                           $(4,490)         (2,538)
Unrecognized net actuarial loss                           5,955           3,764
Unrecognized prior service cost                             132             249
Unrecognized transition obligation                           45              47
                                                        -------         -------
Prepaid pension cost                                    $ 1,642           1,522
                                                        =======         =======

     Net pension cost for the Pension Plan included the following components for the years ended December 31, 2005, 2004 and 2003:

(In thousands)                                     2005       2004        2003
                                                  -------    -------    -------

Service cost - benefits earned during the period  $ 1,137        955        690
Interest cost on projected benefit obligation         766        642        527
Expected return on plan assets                       (947)      (759)      (507)
Net amortization and deferral                         344        307        301
                                                  -------    -------    -------
     Net periodic pension cost                    $ 1,300      1,145      1,011
                                                  =======    =======    =======

     The following table is an estimate of the benefits that will be paid in accordance with the Pension Plan during the indicated time periods:


                                                          Estimated
         (In thousands)                                    benefit
                                                           payments
                                                          ----------
          Year ending December 31, 2006                     $  200
          Year ending December 31, 2007                        214
          Year ending December 31, 2008                        257
          Year ending December 31, 2009                        278
          Year ending December 31, 2010                        323
          Years ending December 31, 2011-2015                3,659

     Supplemental Executive Retirement Plan. The Company sponsors a Supplemental
     --------------------------------------
Executive Retirement Plan (the "SERP Plan") for the benefit of certain senior management executives of the Company. The purpose of the SERP Plan is to provide additional monthly pension benefits to ensure that each such senior management executive would receive lifetime monthly pension benefits equal to 3% of his or her final average compensation multiplied by his or her years of service (maximum of 20 years) to the Company or its subsidiaries, subject to a maximum of 60% of his or her final average compensation. The amount of a participant's monthly SERP benefit is reduced by (i) the amount payable under the Company's qualified Pension Plan (described above), and (ii) fifty percent (50%) of the participant's primary social security benefit. Final average compensation means the average of the 5 highest consecutive calendar years of earnings during the last 10 years of service prior to termination of employment.

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

    The following table reconciles the beginning and ending balances of the SERP Plan's benefit obligation, as computed by the Company's independent actuarial consultants:

(In thousands)                                           2005     2004     2003
                                                        ------   ------   ------

Projected benefit obligation at beginning of year       $2,553    1,631    1,248
Service cost                                               247      242      105
Interest cost                                              154      128       88
Actuarial loss                                             269      329      179
Effect of amendments                                        --      223       11
Benefits paid                                               --       --       --
                                                        ------   ------   ------
Projected benefit obligation at end of year             $3,223    2,553    1,631
                                                        ======   ======   ======

Accumulated benefit obligation at end of year           $2,556    2,119    1,391
                                                        ======   ======   ======

     The following table presents information regarding the funded status of the SERP Plan, the amounts not recognized in the consolidated balance sheets, and the amounts recognized in the consolidated balance sheets:

(In thousands)                                           2005             2004
                                                       -------          -------

Funded status                                          $(3,223)          (2,553)
Unrecognized net actuarial loss                          1,079              862
Unrecognized prior service cost                            237              273
Additional minimum liability                              (701)            (422)
                                                       -------          -------
Accrued pension cost                                   $(2,608)          (1,840)
                                                       =======          =======

     Net pension cost for the SERP Plan included the following components for the years ended December 31, 2005, 2004 and 2003:

(In thousands)                                           2005     2004     2003
                                                        ------   ------   ------

Service cost - benefits earned during the period        $  247      242      105
Interest cost on projected benefit obligation              154      128       88
Net amortization and deferral                               88       80       45
                                                        ------   ------   ------
     Net periodic pension cost                          $  489      450      238
                                                        ======   ======   ======


     The following table is an estimate of the benefits that will be paid in accordance with the SERP Plan during the indicated time periods:

          (In thousands)
                                                         Estimated
                                                          benefit
                                                          payments
                                                          --------
           Year ending December 31, 2006                  $   164
           Year ending December 31, 2007                      156
           Year ending December 31, 2008                      148
           Year ending December 31, 2009                      140
           Year ending December 31, 2010                      159
           Years ending December 31, 2011-2015              1,268

     The  following   assumptions   were  used  in  determining   the  actuarial
information for the Pension Plan and the SERP Plan for the years ended December 31, 2005, 2004 and 2003:

                                                       2005                  2004                 2003
                                                ------------------    ------------------   -------------------
                                                Pension     SERP      Pension     SERP     Pension      SERP
                                                 Plan       Plan       Plan       Plan       Plan       Plan
                                                -------    -------    -------    -------   -------     -------
Discount rate used to determine net
    periodic pension cost                        6.00%      6.00%      6.25%      6.25%      6.75%      6.75%
Discount rate used to  calculate end of
    year liability disclosures                   5.50%      5.50%      6.00%      6.00%      6.25%      6.25%
Expected long-term rate of return on assets      9.00%       n/a       9.00%       n/a       9.00%       n/a
Rate of compensation increase                    5.00%      5.00%      5.00%      5.00%      5.00%      5.00%

     For the years ended December 31, 2004 and 2003, the Company determined the year end discount rate based on discussions with the Company's third-party actuarial consultant, giving weight to the year end Moody's corporate Aa rate and its change during the year, and the expected cash flows associated with the Company's retirement payment obligations. During 2005, the Company adopted a policy that the year end discount rate would be a rate no greater than the Moody's Aa corporate bond rate as of December 31 of each year, rounded up to the nearest quarter point. The Company believes that this policy is appropriate given the Company's desire that the discount rate be based on the rate of return of a high-quality fixed-income security and the expected cash flows of its retirement obligation.

     Included in intangible assets at December 31, 2005 and 2004 is $273,000 and $84,000, respectively, that has been recognized in connection with the accrual of the additional minimum liability for the SERP Plan.

Note 12.  Commitments, Contingencies, and Concentrations of Credit Risk

     See Note 10 with respect to future obligations under noncancelable operating leases.

     See Note 18 for a subsequent event related to a branch purchase agreement executed in January 2006.

     In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements. As of December 31, 2005, the Company had outstanding loan commitments of $277,044,000, of which $236,047,000 were at variable rates and $40,997,000 were at fixed rates. Included in outstanding loan commitments were unfunded commitments of $157,257,000 on revolving credit plans, of which $132,796,000 were at variable rates and $24,461,000 were at fixed rates.

     At December 31, 2005 and 2004, the Company had  $4,283,000 and  $3,762,000,
respectively in standby letters of credit outstanding. The Company has no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is a guarantee made on behalf of the Company's customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms for one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. In the event that the Company is required to honor a standby letter of credit, a note, already executed with the customer, is triggered which provides repayment terms and any collateral. Over the past ten years, the Company has had to honor one standby letter of credit, which was repaid by the borrower without any loss to the Company. Management expects any draws under existing commitments to be funded through normal operations.

     In 1999, in consultation with the Company's tax advisors, the Company established an operating structure involving a real estate investment trust ("REIT") that resulted in a reduction in the Company's state tax liability to the state of North Carolina. In late 2004, the North Carolina Department of Revenue indicated that it would challenge taxpayers engaged in activities deemed to be "income-shifting," and they indicated that they believed certain REIT operating structures were a type of "income-shifting." During 2005, the North Carolina Department of Revenue began an audit of the Company's tax returns for 2001-2004, which represented all years eligible for audit. In the third quarter of 2005, based on consultations with the Company's external auditor and legal counsel, the Company determined that it should record a $6.3 million loss accrual to reserve for this issue. In February 2006, the North Carolina Department of Revenue announced a "Settlement Initiative" that offered companies with certain transactions, including those with a REIT operating structure, the opportunity to resolve such matters with reduced penalties by agreeing to participate in the initiative by June 15, 2006. Although the Company continues to believe that its tax returns complied with the relevant statutes, the board of directors of the Company has tentatively decided that it is in the best interests of the Company to settle this matter by participating in the initiative. Based on the terms of the initiative, the Company estimates that its total liability to settle the matter will be approximately $4.3 million, net of the federal tax benefit, or $2.0 million less than the amount that was originally accrued. Accordingly, in March 2006, the Company retroactively recorded an adjustment to its fourth quarter of 2005 earnings to reverse $2.0 million of tax expense. The financial statements contained herein reflect this revised estimate. The aspects of the REIT structure that gave rise to this issue were discontinued effective January 1, 2005, and thus the Company does not believe it has any additional exposure related to this item beyond the amount of the accrual other than ongoing interest on the unpaid taxes amounting to $65,000 per quarter (after-tax).

     The Company is not involved in any legal proceedings which, in management's opinion, could have a material effect on the consolidated financial position of the Company.

     The Bank grants primarily commercial and installment loans to customers throughout its market area, which consists of Anson, Cabarrus, Chatham, Davidson, Duplin, Guilford, Harnett, Iredell, Lee, Montgomery, Moore, New Hanover, Randolph, Richmond, Robeson, Rockingham, Rowan, Scotland, Stanly and Wake Counties in North Carolina, Dillon County in South Carolina, and Wythe, Washington, and Montgomery Counties in Virginia. The real estate loan portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolios can be affected by local economic conditions.

     The Company's loan portfolio is not concentrated in loans to any single borrower or to a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.

     In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, the Company monitors exposure to credit risk that could arise from potential concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc), and loans with high loan-to-value ratios. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan's life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). These loans are underwritten and monitored to manage the associated risks. The Company has determined that there is no concentration of credit risk associated with its lending policies or practices.

     The Company's investment portfolio consists principally of obligations of the United States, its agencies or its corporations and general obligation municipal securities. In the opinion of the Company, there is no concentration of credit risk in its investment portfolio. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. The Company believes credit risk associated with correspondent accounts is not significant.

Note 13.  Fair Value of Financial Instruments

     Fair value estimates as of December 31, 2005 and 2004 and limitations thereon are set forth below for the Company's financial instruments. Please see
Note 1 for a discussion of fair value methods and assumptions, as well as fair value information for off-balance sheet financial instruments.

                                      December 31, 2005         December 31, 2004
                                   -----------------------   -----------------------
                                    Carrying    Estimated     Carrying     Estimated
(In thousands)                       Amount     Fair Value     Amount     Fair Value
                                   ----------   ----------   ----------   ----------
Cash and due from banks,
   noninterest-bearing             $   32,985       32,985   $   28,486       28,486
Due from banks, interest-bearing       41,655       41,655       45,135       45,135
Federal funds sold                     28,883       28,883       15,780       15,780
Securities available for sale         113,613      113,613       88,554       88,554
Securities held to maturity            14,172       14,321       14,025       14,451
Presold mortgages in process
   of settlement                        3,347        3,347        1,771        1,771
Loans, net of allowance             1,466,895    1,460,119    1,352,336    1,352,998
Accrued interest receivable             8,947        8,947        6,832        6,832

Deposits                            1,494,577    1,494,043    1,388,768    1,388,994
Securities sold under
   agreements to repurchase            33,530       33,530           --           --
Borrowings                            100,239      101,671       92,239       92,459
Accrued interest payable                3,835        3,835        2,677        2,677

     Limitations  Of Fair Value  Estimates.  Fair value  estimates are made at a
     -------------------------------------
specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no highly liquid market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

     Since the inception of the Option Plan and its predecessor plan (the 1994 Stock Option Plan), each nonemployee director has been granted 2,250 Nonemployee Director Options in June of each year. Employee Options were granted to substantially all officers at the inception of the 1994 Stock Option Plan and since then have been granted to new officers, officers that have assumed increased responsibilities, and for performance rewards. For both Employee and Nonemployee Director Options, the option price is the fair market value of the stock at the date of grant. Employee Options may require a vesting period. Director Options are 100% vested on the date of grant. All options expire not more than 10 years from the date of grant. Forfeited options become available for future grants.

     In addition to the Option Plan and its predecessor plan, the Company has four stock option plans that were assumed in connection with mergers and acquisitions of the companies that originally established those plans. As of December 31, 2005, a total of 76,995 shares of common stock were issuable upon exercise under those assumed plans. The weighted average exercise price of those outstanding options is $10.14 per share. No additional options may be granted under those assumed plans. The tables on the following page include these options.

     At December 31, 2005, there were 1,211,590 additional shares available for grant under the Option Plan. The per share weighted-average fair value of options granted during 2005, 2004, and 2003 was $6.68, $7.07, and $5.03, respectively on the date(s) of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                             2005         2004       2003
                                           --------     --------   --------
Expected dividend yield                      3.08%        2.97%      3.73%
Risk-free interest rate                      3.88%        3.49%      3.30%
Expected life                               7 years      7 years    8 years
Expected volatility                         32.97%       36.67%     33.08%

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Note 1(k) reflects the pro forma effects had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123.

    The following table sets forth a summary of the activity of the Company's outstanding options since December 31, 2002:

                                                           Options Exercisable
                                    Options Outstanding       at Year End
                                   --------------------   --------------------
                                               Weighted-              Weighted-
                                               Average                Average
                                   Number of   Exercise   Number of  Exercise
                                    Shares      Price      Shares      Price
                                   --------    --------   --------   --------


Balance at December 31, 2002        850,023    $  10.69    702,123   $   9.81

   Granted                           76,500       16.35
   Assumed in corporate
        acquisition                  78,000        4.17
   Exercised                       (226,764)       6.38
   Forfeited                             --          --
   Expired                               --          --

Balance at December 31, 2003        777,759       11.85    626,583      11.05

   Granted                          183,230       21.35
   Exercised                       (181,663)       7.83
   Forfeited                           (600)      15.32
   Expired                               --          --

Balance at December 31, 2004        778,726       15.01    668,260      14.88

   Granted                           34,000       22.11
   Exercised                        (65,844)      11.41
   Forfeited                             --          --
   Expired                               --          --

Balance at December 31, 2005        746,882       15.75    678,883      15.69

The following table summarizes information about the stock options outstanding at December 31, 2005:

                           Options Outstanding             Options Exercisable
                  ---------------------------------------  ---------------------
                                 Weighted-      Weighted-              Weighted-
                    Number        Average        Average     Number     Average
    Range of      Outstanding    Remaining      Exercise  Exercisable  Exercise
 Exercise Prices  at 12/31/05 Contractual Life    Price   at 12/31/05    Price
 --------------- ------------ ---------------- ---------- ------------ ---------

 $4.00 to $7.99       38,699         1.0          $ 6.94       38,699   $ 6.94
 $8.00 to $11.99     168,651         3.3           10.87      168,651    10.87
$12.00 to $15.99     251,052         5.4           15.08      192,927    14.95
$16.00 to $19.99      96,750         7.0           17.62       96,750    17.62
$20.00 to $22.00     191,730         8.4           21.77      181,856    21.77
                 -----------                              -----------
                     746,882         5.7          $15.75      678,883   $15.69
                 ===========                              ===========

Note 15.  Regulatory Restrictions

     The Company is regulated by the Board of Governors of the Federal Reserve System ("FED") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Office of the Commissioner of Banks.

     The primary source of funds for the payment of dividends by First Bancorp is dividends received from its subsidiary, First Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2005, the Bank had undivided profits of approximately $117,241,000 which were available for the payment of dividends. As of December 31, 2005, approximately $77,063,000 of the Company's investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.

     The average reserve balance maintained by the Bank under the requirements of the Federal Reserve was approximately $498,000 for the year ended December 31, 2005.

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

     In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines applicable to banks for classification as "well capitalized," which are presented with the minimum ratios, the Company's ratios and the Bank's ratios as of December 31, 2005 and 2004 in the following table. Based on the most recent notification from its regulators, the Bank is well capitalized under the framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

                                                                         To Be Well Capitalized
                                                       For Capital      Under Prompt Corrective
                                   Actual           Adequacy Purposes      Action Provisions
                            --------------------   --------------------   --------------------
($ in thousands)             Amount       Ratio     Amount      Ratio      Amount      Ratio
                            --------    --------   --------    --------   --------    --------
                                                  (must equal or exceed) (must equal or exceed)
As of December 31, 2005
     Total Capital Ratio
         Company            $163,117      11.51%   $113,378       8.00%   $    N/A        N/A
         Bank                162,776      11.51%    113,178       8.00%    141,472      10.00%
     Tier I Capital Ratio
         Company             147,401      10.52%     56,061       4.00%        N/A        N/A
          Bank               147,060      10.51%     55,960       4.00%     83,940       6.00%
     Leverage Ratio
         Company             147,401       8.62%     68,438       4.00%        N/A        N/A
         Bank                147,060       8.61%     68,335       4.00%     85,419       5.00%

As of December 31, 2004
     Total Capital Ratio
         Company            $153,348      11.97%   $102,450       8.00%   $    N/A        N/A
         Bank                146,377      11.49%    102,252       8.00%    127,815      10.00%
     Tier I Capital Ratio
         Company             138,631      10.95%     50,636       4.00%        N/A        N/A
          Bank               131,660      10.46%     50,537       4.00%     75,806       6.00%
     Leverage Ratio
         Company             138,631       8.90%     62,332       4.00%        N/A        N/A
         Bank                131,660       8.50%     62,191       4.00%     77,739       5.00%

Note 16.  Supplementary Income Statement Information

     Components of other operating expenses exceeding 1% of total income for any of the years ended December 31, 2005, 2004 and 2003 are as follows:

(In thousands)                                 2005          2004          2003
                                              ------        ------        ------

Stationery and supplies                       $1,590         1,523         1,498
Telephone                                      1,260         1,345         1,229
Professional fees                              1,090           989           650

Note 17.  Condensed Parent Company Information

     Condensed financial data for First Bancorp (parent company only) follows:

CONDENSED BALANCE SHEETS                                      As of December 31,
                                                            --------------------
(In thousands)                                                2005        2004
                                                            --------    --------
Assets
------
Cash on deposit with bank subsidiary                        $  2,000       5,935
Investment in wholly-owned subsidiaries, at equity           196,170     184,316
Land                                                               7           7
Other assets                                                   1,993       2,170
                                                            --------    --------
         Total assets                                       $200,170     192,428
                                                            ========    ========

Liabilities and shareholders' equity
------------------------------------
Borrowings                                                  $ 41,239      41,239
Other liabilities                                              3,203       2,711
                                                            --------    --------
     Total liabilities                                        44,442      43,950

Shareholders' equity                                         155,728     148,478
                                                            --------    --------

         Total liabilities and shareholders' equity         $200,170     192,428
                                                            ========    ========

CONDENSED STATEMENTS OF INCOME                                Year Ended December 31,
                                                        --------------------------------
(In thousands)                                            2005        2004        2003
                                                        --------    --------    --------
Dividends from wholly-owned subsidiaries                $  6,050          --       3,400
Undistributed earnings of wholly-owned subsidiaries       13,155      22,332      17,453
Interest expense                                          (2,846)     (2,086)     (1,110)
All other income and expenses, net                          (269)       (132)       (326)
                                                        --------    --------    --------
          Net income                                    $ 16,090      20,114      19,417
                                                        ========    ========    ========


CONDENSED STATEMENTS OF CASH FLOWS                           Year Ended December 31,
                                                        --------------------------------
(In thousands)                                            2005        2004        2003
                                                        --------    --------    --------
Operating Activities:
     Net income                                         $ 16,090      20,114      19,417
    Equity in undistributed earnings of subsidiaries     (13,155)    (22,332)    (17,453)
     Amortization of securities and intangible assets         --          --          60
     Decrease (increase) in other assets                     177         122        (667)
     Increase in other liabilities                           325         356          90
                                                        --------    --------    --------
          Total - operating activities                     3,437      (1,740)      1,447
                                                        --------    --------    --------
Investing Activities:
     Net cash paid in acquisitions                            --          --      (9,050)
                                                        --------    --------    --------
          Total - investing activities                        --          --      (9,050)
                                                        --------    --------    --------
Financing Activities:
      Proceeds from borrowings                                --          --      20,000
      Payment of cash dividends                           (9,761)     (9,138)     (8,670)
      Proceeds from issuance of common stock               2,389       2,547       2,444
      Purchases and retirement of common stock                --      (6,528)     (5,195)
                                                        --------    --------    --------
          Total - financing activities                    (7,372)    (13,119)      8,579
                                                        --------    --------    --------
Net increase (decrease) in cash and cash equivalents      (3,935)    (14,859)        976
Cash and cash equivalents, beginning of year               5,935      20,794      19,818
                                                        --------    --------    --------
Cash and cash equivalents, end of year                  $  2,000       5,935      20,794
                                                        ========    ========    ========

Note 18.  Subsequent Events

     In March 2006, the Company adjusted its originally reported earnings for the three and twelve months ended December 31, 2005 to reflect a change in the Company's estimate of a contingent loss liability as of December 31, 2005 that occurred as a result of an event occurring subsequent to December 31, 2005 and prior to the issuance of the Company's financial statements. As discussed in
Note 12, the Company recorded a loss amount of $6.3 million in the third quarter of 2005 to accrue for contingent tax loss exposure involving the North Carolina Department of Revenue. In February 2006, the North Carolina Department of Revenue announced a "Settlement Initiative" that offered companies with certain transactions that had been challenged by the North Carolina Department of Revenue the opportunity to resolve such matters with reduced penalties by agreeing to participate in the initiative by June 15, 2006. Although the Company continues to believe that its tax returns complied with the relevant statutes, the board of directors of the Company has tentatively decided that it is in the best interests of the Company to settle this matter by participating in the initiative. Based on the terms of the initiative, the Company estimated that its total liability to settle the matter will be approximately $4.3 million, net of the federal tax benefit, or $2.0 million less than the amount that was originally accrued. Accordingly, in March 2006, the Company adjusted its originally reported 2005 earnings to reflect the impact of this subsequent event by reducing originally reported tax expense for the three and twelve months ended December 31, 2005 by $1,982,000. The financial statements contained herein reflect this revised estimate.

     In January 2006, the Company reported that it had agreed to purchase a bank branch in Dublin, Virginia with approximately $20 million in deposits from another financial institution.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First Bancorp
Troy, North Carolina

We have audited the accompanying consolidated balance sheet of First Bancorp and subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended. We also have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that First Bancorp and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Furthermore, in our opinion, First Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

                                                           /s/ Elliot Davis PLLC

Greenville, South Carolina
March 7, 2006

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


                                                                    /s/ KPMG LLP

Charlotte, North Carolina
March 6, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     During the two years ended December 31, 2005, and any subsequent interim periods, there were no disagreements on any matters of accounting principles or practices or financial statement disclosures.

     For information on the Company's change in independent accountants on July 26, 2005, from KPMG LLP to Elliott Davis, PLLC, see the Form 8-K filed with the SEC on August 1, 2005 and Form 8-K/A filed with the SEC on August 15, 2005.

Item 9A.  Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, no change in our internal control over financial reporting has occurred during the Company's fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Management's Report On Internal Control Over Financial Reporting

     Management of First Bancorp and its subsidiaries (the "Company") is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

     Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2005.

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

     Elliott Davis, PLLC, an independent, registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended December 31, 2005, and the Company's assertion as to the effectiveness of internal control over financial reporting as of December 31, 2005, as stated in their report, which is included in Item 8 hereof.


        /s/ James H. Garner               /s/ Eric P. Credle
        James H. Garner                   Eric P. Credle
        President and                     Senior Vice President and
        Chief Executive Officer           Chief Financial Officer

        March 7, 2006


Item 9B.  Other Information

Not applicable.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     Incorporated herein by reference is the information under the captions "Principal Holders of First Bancorp Voting Securities" and "Directors, Nominees and Executive Officers" from the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

Additional Information Regarding the Registrant's Equity Compensation Plans

     At December 31, 2005, the Company had six equity compensation plans. Each of these plans is a stock option plan. Four of the six plans were assumed in corporate acquisitions. The Company's 2004 Stock Option Plan is the only one of the six plans for which new grants of stock options are possible.

     The following table presents information as of December 31, 2005 regarding shares of the Company's stock that may be issued pursuant to the Company's stock options plans. The table does not include information with respect to shares subject to outstanding options granted under stock incentive plans assumed by the Company in connection with mergers and acquisitions of companies that originally granted those options. Footnote (2) to the table indicates the total number of shares of common stock issuable upon the exercise of options under the assumed plans as of December 31, 2005, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans. The Company has no warrants or stock appreciation rights outstanding.

                                                   As of December 31, 2005
                        ----------------------------------------------------------------------------------
                                  (a)                     (b)                         (c)
                                                                        Number of securities available for
                        Number of securities to    Weighted-average        future issuance under equity
                        be issued upon exercise    exercise price of      compensation plans (excluding
    Plan category       of outstanding options    outstanding options   securities reflected in column (a))
---------------------   -----------------------   -------------------   ----------------------------------
Equity compensation
  plans approved by
  security holders (1)           669,887             $    16.40                  1,211,590
Equity compensation
  plans not approved by
  security holders                    --                     --                         --
                        -----------------------   -------------------   ----------------------------------
Total                            669,887                  16.40                  1,211,590
                        =======================   ===================   ==================================

(1) Consists of (A) the Company's 2004 Stock Option Plan, which is currently in effect and (B) the Company's 1994 Option Plan, each of which was approved by shareholders.

     The table does not include information for stock incentive plans that the Company assumed in connection with mergers and acquisitions of the companies that originally established those plans. As of December 31, 2005, a total of 76,995 shares of common stock were issuable upon exercise under those assumed plans. The weighted average exercise price of those outstanding options is $10.14 per share. No additional options may be granted under those assumed plans.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

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

10.d First Bancorp Senior Management Supplemental Executive Retirement Plan was filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference. (*)

10.e First Bancorp 1994 Stock Option Plan was filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference. (*)

10.f First Bancorp 2004 Stock Option Plan was filed as Exhibit B to the Registrant's Form Def 14A filed on March 30, 2004 and is incorporated herein by reference. (*)

10.g Employment Agreement between the Company and James H. Garner dated August 17, 1998 was filed as Exhibit 10(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference (Commission File Number 000-15572). (*)

10.h Employment Agreement between the Company and Anna G. Hollers dated August 17, 1998 was filed as Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference (Commission File Number 000-15572). (*)

10.i Employment Agreement between the Company and Teresa C. Nixon dated August 17, 1998 was filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference (Commission File Number 000-15572). (*)

10.j Employment Agreement between the Company and Eric P. Credle dated August 17, 1998 was filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is incorporated herein by reference (Commission File Number 333-71431). (*)

10.k Employment Agreement between the Company and John F. Burns dated September 14, 2000 was filed as Exhibit 10.w to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and is incorporated herein by reference. (*)

10.l Employment Agreement between the Company and James G. Hudson, Jr. dated May 17, 2001 was filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference. (*)

10.n        Amendment to the employment  agreement between the Company and James
            G. Hudson, Jr. dated April 26, 2005 was filed as Exhibit 10.a to the Form 8-K filed on April 29, 2005 and is incorporated herein by reference. (*)

10.o Employment Agreement between the Company and R. Walton Brown dated January 15, 2003 was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and is incorporated herein by reference. (*)

10.p        Amendment  to the  employment  agreement  between the Company and R.
            Walton Brown dated March 8, 2005 was filed as Exhibit 10.n to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference. (*)

10.q Copy of Employment Agreement between the Company and Jerry L. Ocheltree was filed as Exhibit 10.1 to the Form 8-K filed on January 25, 2006, and is incorporated herein by reference. (*)

10.r        Copy of First  Bancorp  Long Term Care  Insurance  Plan was filed as
            Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and is incorporated by reference. (*)

10.s       Description    of    Director    Compensation    pursuant   to   Item
           601(b)(10)(iii)(A) of Regulation S-K.

21 List of Subsidiaries of Registrant was filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.

23.a       Consent of Independent  Registered  Public  Accounting Firm,  Elliott
           Davis, PLLC

23.b       Consent of Independent Registered Public Accounting Firm, KPMG LLP

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

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Troy, and State of North Carolina, on the 7th day of March 2006.

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

                               Executive Officers
                               ------------------

                               /s/ James H. Garner
                               -------------------
                                 James H. Garner
                President, Chief Executive Officer and Treasurer

/s/ Anna G. Hollers                             /s/ Eric P. Credle
-------------------                             ------------------
Anna G. Hollers                                 Eric P. Credle
Executive Vice President                        Senior Vice President
Secretary                                       Chief Financial Officer
March 7, 2006                                   (Principal Accounting Officer)
                                                March 7, 2006

                               Board of Directors
                               ------------------

/s/ David L. Burns                              /s/ William E. Samuels
------------------                              ----------------------
David L. Burns                                  William E. Samuels
Chairman of the Board                           Vice-Chairman of the Board
Director                                        Director
March 7, 2006                                   March 7, 2006

/s/ Jack D. Briggs                              /s/ George R. Perkins, Jr.
------------------                              --------------------------
Jack D. Briggs                                  George R. Perkins, Jr.
Director                                        Director
March 7, 2006                                   March 7, 2006

/s/ R. Walton Brown                             /s/ Thomas F. Phillips
-------------------                             ----------------------
R. Walton Brown                                 Thomas F. Phillips
Director                                        Director
March 7, 2006                                   March 7, 2006

/s/ H. David Bruton                             /s/ Edward T. Taws, Jr.
-------------------                             -----------------------
H. David Bruton                                 Edward T. Taws, Jr.
Director                                        Director
March 7, 2006                                   March 7, 2006

/s/ John F. Burns                               /s/ Frederick L. Taylor II
-----------------                               --------------------------
John F. Burns                                   Frederick L. Taylor II
Director                                        Director
March 7, 2006                                   March 7, 2006

/s/ Mary Clara Capel                            /s/ Virginia C. Thomasson
 -------------------                            -------------------------
Mary Clara Capel                                Virginia C. Thomasson
Director                                        Director
March 7, 2006                                   March 7, 2006

/s/ Goldie H. Wallace-Gainey                    /s/ A. Jordan Washburn
----------------------------                    ----------------------
Goldie H. Wallace-Gainey                        A. Jordan Washburn
Director                                        Director
March 7, 2006                                   March 7, 2006

/s/ James H. Garner                             /s/ Dennis A. Wicker
 ------------------                             --------------------
James H. Garner                                 Dennis A. Wicker
Director                                        Director
March 7, 2006                                   March 7, 2006

/s/ James G. Hudson, Jr.                        /s/ John C. Willis
------------------------                        ------------------
James G. Hudson, Jr.                            John C. Willis
Director                                        Director
March 7, 2006                                   March 7, 2006