Form 10-Q
period 2006-03-31
FIRST BANCORP /NC/
filed 2006-05-10
CIK 811589

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

                  For the quarterly period ended March 31, 2006

                             -----------------------

                         Commission File Number 0-15572

                                 FIRST BANCORP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               North Carolina                               56-1421916
-------------------------------------------          ---------------------------
     (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                     Identification Number)

341 North Main Street, Troy, North Carolina                 27371-0508
-------------------------------------------          ---------------------------
  (Address of Principal Executive Offices)                  (Zip Code)

(Registrant's telephone number, including area code)      (910) 576-6171
                                                     ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
[ ] Large Accelerated Filer    [X] Accelerated Filer   [ ] Non-Accelerated Filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X] NO

The number of shares of the registrant's Common Stock outstanding on April 30, 2006 was 14,306,284.

================================================================================

                                      INDEX
                         FIRST BANCORP AND SUBSIDIARIES


                                                                           Page

Part I.  Financial Information

Item 1 - Financial Statements

   Consolidated Balance Sheets -
   March 31, 2006 and 2005
   (With Comparative Amounts at December 31, 2005)                           3

   Consolidated Statements of Income -
   For the Periods Ended March 31, 2006 and 2005                             4

   Consolidated Statements of Comprehensive Income -
   For the Periods Ended March 31, 2006 and 2005                             5

   Consolidated Statements of Shareholders' Equity -
   For the Periods Ended March 31, 2006 and 2005                             6

   Consolidated Statements of Cash Flows -
   For the Periods Ended March 31, 2006 and 2005                             7


Notes to Consolidated Financial Statements                                   8

 Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition                  16

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk        28

 Item 4 - Controls and Procedures                                           29

Part II.  Other Information

 Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds       30

 Item 6 - Exhibits                                                          30

 Signatures                                                                 33


Part I.  Financial Information
Item 1 - Financial Statements

                                  First Bancorp and Subsidiaries
                                   Consolidated Balance Sheets

                                                        March 31,     December 31,     March 31,
($ in thousands-unaudited)                                2006       2005 (audited)      2005
------------------------------------------------------------------------------------------------

ASSETS
Cash & due from banks, noninterest-bearing             $    32,687         32,985         32,409
Due from banks, interest-bearing                            82,331         41,655         25,938
Federal funds sold                                          25,294         28,883         23,252
                                                       -----------    -----------    -----------
     Total cash and cash equivalents                       140,312        103,523         81,599
                                                       -----------    -----------    -----------

Securities available for sale (costs of $113,840,
     $114,662, and $114,703)                               112,695        113,613        114,575

Securities held to maturity (fair values of $15,427,
      $14,321, and $13,670)                                 15,331         14,172         13,376

Presold mortgages in process of settlement                   2,086          3,347          2,400

Loans                                                    1,553,371      1,482,611      1,395,324
   Less: Allowance for loan losses                         (16,610)       (15,716)       (15,066)
                                                       -----------    -----------    -----------
   Net loans                                             1,536,761      1,466,895      1,380,258
                                                       -----------    -----------    -----------

Premises and equipment                                      35,339         34,840         30,133
Accrued interest receivable                                  8,993          8,947          7,096
Intangible assets                                           49,131         49,227         49,445
Other                                                        7,239          6,486          8,278
                                                       -----------    -----------    -----------
        Total assets                                   $ 1,907,887      1,801,050      1,687,160
                                                       ===========    ===========    ===========

LIABILITIES
Deposits: Demand - noninterest-bearing                 $   213,661        194,051        175,698
          Savings, NOW, and money market                   473,655        458,221        477,838
          Time deposits of $100,000 or more                372,232        356,281        361,567
          Other time deposits                              505,492        486,024        433,589
                                                       -----------    -----------    -----------
               Total deposits                            1,565,040      1,494,577      1,448,692
Securities sold under agreements to repurchase              32,939         33,530             --
Borrowings                                                 131,739        100,239         76,239
Accrued interest payable                                     4,312          3,835          3,030
Other liabilities                                           14,886         13,141          8,420
                                                       -----------    -----------    -----------
     Total liabilities                                   1,748,916      1,645,322      1,536,381
                                                       -----------    -----------    -----------

SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Issued and outstanding: 14,291,060,
         14,229,148, and 14,138,379 shares                  54,994         54,121         52,459
Retained earnings                                          104,926        102,507         98,660
Accumulated other comprehensive income (loss)                 (949)          (900)          (340)
                                                       -----------    -----------    -----------
     Total shareholders' equity                            158,971        155,728        150,779
                                                       -----------    -----------    -----------
          Total liabilities and shareholders' equity   $ 1,907,887      1,801,050      1,687,160
                                                       ===========    ===========    ===========

See notes to consolidated financial statements.


                                                                                           Page 3

                              First Bancorp and Subsidiaries
                             Consolidated Statements of Income

                                                                  Three Months Ended
                                                                       March 31,
                                                             ----------------------------
($ in thousands, except share data-unaudited)                    2006            2005
-----------------------------------------------------------------------------------------

INTEREST INCOME
Interest and fees on loans                                   $     26,762          21,359
Interest on investment securities:
     Taxable interest income                                        1,329           1,155
     Tax-exempt interest income                                       127             129
Other, principally overnight investments                              497             272
                                                             ------------    ------------
     Total interest income                                         28,715          22,915
                                                             ------------    ------------

INTEREST EXPENSE
Savings, NOW and money market                                       1,333             881
Time deposits of $100,000 or more                                   3,677           2,345
Other time deposits                                                 4,432           2,474
Securities sold under agreements to repurchase                        262              --
Borrowings                                                          1,158             930
                                                             ------------    ------------
     Total interest expense                                        10,862           6,630
                                                             ------------    ------------

Net interest income                                                17,853          16,285
Provision for loan losses                                           1,015             580
                                                             ------------    ------------
Net interest income after provision
   for loan losses                                                 16,838          15,705
                                                             ------------    ------------

NONINTEREST INCOME
Service charges on deposit accounts                                 2,074           2,008
Other service charges, commissions and fees                         1,205           1,054
Fees from presold mortgages                                           267             238
Commissions from sales of insurance and financial products            439             295
Data processing fees                                                   36             147
Securities gains                                                       --              --
Other gains (losses)                                                  (67)            (32)
                                                             ------------    ------------
     Total noninterest income                                       3,954           3,710
                                                             ------------    ------------

NONINTEREST EXPENSES
Salaries                                                            5,785           5,372
Employee benefits                                                   1,781           1,514
                                                             ------------    ------------
   Total personnel expense                                          7,566           6,886
Net occupancy expense                                                 816             739
Equipment related expenses                                            811             695
Intangibles amortization                                               61              73
Other operating expenses                                            3,475           3,322
                                                             ------------    ------------
     Total noninterest expenses                                    12,729          11,715
                                                             ------------    ------------

Income before income taxes                                          8,063           7,700
Income taxes                                                        3,072           2,984
                                                             ------------    ------------

NET INCOME                                                   $      4,991           4,716
                                                             ============    ============

Earnings per share:
     Basic                                                           0.35            0.33
     Diluted                                                         0.35            0.33

Weighted average common shares outstanding:
     Basic                                                     14,254,785      14,105,577
     Diluted                                                   14,421,639      14,363,606


See notes to consolidated financial statements.

                                                                                    Page 4

                         First Bancorp and Subsidiaries
                 Consolidated Statements of Comprehensive Income


                                                              Three Months Ended
                                                                  March 31,
                                                             -------------------
($ in thousands-unaudited)                                     2006      2005
--------------------------------------------------------------------------------

Net income                                                   $ 4,991     4,716
                                                             -------   -------
Other comprehensive income (loss):
   Unrealized gains (losses) on securities
     available for sale:
     Unrealized holding gains (losses) arising
        during the period, pretax                                (96)   (1,314)
           Tax benefit                                            37       512
   Adjustment to minimum pension liability:
     Additional pension charge related to unfunded
       pension liability                                          16       (90)
     Tax benefit (expense)                                        (6)       35
                                                             -------   -------
Other comprehensive income (loss)                                (49)     (857)
                                                             -------   -------

                                                             $ 4,942     3,859
                                                             =======   =======


See notes to consolidated financial statements.


                                            First Bancorp and Subsidiaries
                                    Consolidated Statements of Shareholders' Equity

                                                                                          Accumulated
                                                   Common Stock                             Other           Share-
                                            ---------------------------     Retained     Comprehensive     holders'
(In thousands, except per share - unaudited)   Shares         Amount        Earnings     Income (Loss)      Equity
---------------------------------------------------------------------------------------------------------------------
Balances, January 1, 2005                         14,084   $     51,614         96,347            517         148,478

Net income                                                                       4,716                          4,716
Cash dividends declared ($0.17 per share)                                       (2,403)                        (2,403)
Common stock issued under
     stock option plan                                38            452                                           452
Common stock issued into
     dividend reinvestment plan                       16            393                                           393
Other comprehensive loss                                                                         (857)           (857)
                                            ------------   ------------   ------------   ------------    ------------

Balances, March 31, 2005                          14,138   $     52,459         98,660           (340)        150,779
                                            ============   ============   ============   ============    ============

Balances, January 1, 2006                         14,229   $     54,121        102,507           (900)        155,728

Net income                                                                       4,991                          4,991
Cash dividends declared ($0.18 per share)                                       (2,572)                        (2,572)
Common stock issued under
     stock option plan                                44            429                                           429
Common stock issued into
     dividend reinvestment plan                       18            397                                           397
Stock-based compensation                              --             47                                            47
Other comprehensive loss                                                                          (49)            (49)
                                            ------------   ------------   ------------   ------------    ------------
Balances, March 31, 2006                          14,291   $     54,994        104,926           (949)        158,971
                                            ============   ============   ============   ============    ============

See notes to consolidated financial statements.


                                                                                                                Page 6

                                   First Bancorp and Subsidiaries
                               Consolidated Statements of Cash Flows

                                                                               Three Months Ended
                                                                                    March 31,
                                                                             ----------------------
($ in thousands-unaudited)                                                      2006        2005
---------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                   $   4,991        4,716
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                   1,015          580
     Net security premium amortization                                              21            6
     Other losses                                                                   67           32
     Decrease (increase) in net deferred loan fees and costs                       107         (131)
     Depreciation of premises and equipment                                        688          668
     Stock-based compensation expense                                               47           --
     Amortization of intangible assets                                              61           73
     Deferred income tax benefit                                                  (416)        (196)
     Origination of presold mortgages in process of settlement                 (15,623)     (13,872)
     Proceeds from sales of presold mortgages in process of settlement          16,884       13,243
     Increase in accrued interest receivable                                       (46)        (264)
     Increase in other assets                                                      (62)        (146)
     Increase in accrued interest payable                                          477          353
     Increase in other liabilities                                               1,778        1,382
                                                                             ---------    ---------
          Net cash provided by operating activities                              9,989        6,444
                                                                             ---------    ---------

Cash Flows From Investing Activities
     Purchases of securities available for sale                                 (6,495)     (37,624)
     Purchases of securities held to maturity                                   (1,968)          --
     Proceeds from maturities/issuer calls of securities available for sale      7,300       10,283
     Proceeds from maturities/issuer calls of securities held to maturity          751          632
     Net increase in loans                                                     (71,238)     (29,429)
     Purchases of premises and equipment                                        (1,187)        (483)
                                                                             ---------    ---------
          Net cash used by investing activities                                (72,837)     (56,621)
                                                                             ---------    ---------

Cash Flows From Financing Activities
     Net increase in deposits and repurchase agreements                         69,872       59,924
     Proceeds from (repayments of) borrowings, net                              31,500      (16,000)
     Cash dividends paid                                                        (2,561)      (2,394)
     Proceeds from issuance of common stock                                        826          845
                                                                             ---------    ---------
          Net cash provided by financing activities                             99,637       42,375
                                                                             ---------    ---------

Increase (decrease) in cash and cash equivalents                                36,789       (7,802)
Cash and cash equivalents, beginning of period                                 103,523       89,401
                                                                             ---------    ---------

Cash and cash equivalents, end of period                                     $ 140,312       81,599
                                                                             =========    =========

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the period for:
     Interest                                                                $  10,385        6,277
     Income taxes                                                                1,243            1
Non-cash transactions:
     Unrealized gain (loss) on securities available for sale, net of taxes         (59)        (802)
     Foreclosed loans transferred to other real estate                             250        1,058


See notes to consolidated financial statements.

                                                                                             Page 7

                         First Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements

(unaudited)       For the Periods Ended March 31, 2006 and 2005
--------------------------------------------------------------------------------

Note 1 - Basis of Presentation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2006 and 2005 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 2006 and 2005. Reference is made to the 2005 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Accounting Policies

     Note 1 to the 2005 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements. The following paragraph updates that information as necessary.

     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (Statement 123(R)), "Share-Based Payment." Statement 123(R) replaces FASB Statement No. 123 (Statement 123), "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board
Opinion No. 25 (Opinion 25), "Accounting for Stock Issued to Employees." Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Statement 123(R) permits public companies to adopt its requirements using one of two methods. The "modified prospective" method recognizes compensation for all stock options granted after the date of adoption and for all previously granted stock options that become vested after the date of adoption. The "modified retrospective" method includes the requirements of the "modified prospective" method described above, but also permits entities to restate prior period results based on the amounts previously presented under Statement 123 for purposes of pro-forma disclosures. The Company has elected to adopt Statement 123(R) under the "modified prospective" method and accordingly will not restate prior period results. See Note 4 for a more detailed description the Company's adoption of Statement 123(R).

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (Statement 154), "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." Statement 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Statement 154 eliminates the previous requirement that the cumulative effect of changes in accounting principle be reflected in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, Statement 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented, as if that principle had always been used. Statement 154 carries forward the requirement that an error be reported by restating prior period financial statement as of the beginning of the first period. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The initial adoption of Statement 154 did not have a material impact on the Company's financial statements; however the adoption of this statement could result in a material change to the way the Company reflects future changes in accounting principles, depending on the nature of future changes in accounting principles and whether specific transition provisions are included.

     In December 2005, the FASB issued Staff Position SOP 94-6-1, "Terms of Loan Products that May Give Rise to a Concentration of Credit Risk" ("FSP SOP 94-6-1"). FSP SOP 94-6-1 addresses 1) the circumstances under which the terms of loan products give rise to a concentration of credit risk, and 2) the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The disclosures required by FSP SOP 94-6-1 are required for interim and annual periods ending after December 19, 2005. Note 12 of the Company's 2005 Form 10-K contains this discussion and there have been no material changes since that time.

Note 3 - Reclassifications

     Certain amounts reported in the period ended March 31, 2005 have been reclassified to conform with the presentation for March 31, 2006. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 - Equity-Based Compensation Plans

     At March 31, 2006, the Company had the following equity-based compensation plans, all of which are stock option plans: the First Bancorp 2004 Stock Option Plan, the First Bancorp 1994 Stock Option Plan, and four plans that were assumed from acquired entities, which are all described below. The Company's shareholders approved all equity-based compensation plans, except for those assumed from acquired companies. As of March 31, 2006, the First Bancorp 2004 Stock Option Plan is the only plan that had shares available for future grants.

     The First  Bancorp 2004 Stock  Option Plan and its  predecessor  plan,  the
First Bancorp 1994 Stock Option Plan, were intended to serve as a means of attracting, retaining and motivating key employees and directors and to associate the interests of the plans' participants with those of the Company and its shareholders. Stock option grants to non-employee directors have historically had no vesting requirements, whereas, except as discussed below, stock option grants to employees have generally had five-year vesting schedules (20% vesting each year). In April 2004, the Company granted 128,000 options to employees with no vesting requirements. These options were granted without any vesting requirements for two reasons - 1) the options were granted primarily as a reward for past performance and therefore had already been "earned" in the view of the Committee, and 2) to potentially minimize the impact that any change in accounting standards for stock options could have on future years' reported net income. Employee stock option grants since the April 2004 grant have reverted to having five year vesting periods. The Company's options provide for immediate vesting if there is a change in control (as defined in the plans). Under the terms of these two plans, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years. Except for grants to directors (see below), the Company cannot estimate the amount of future stock option grants at this time. In the past, stock option grants to employees have been irregular, generally falling into three categories - 1) to attract and retain new employees, 2) to recognize changes in responsibilities of existing employees, and 3) to periodically reward exemplary performance. As it relates to directors, the Company has historically granted 2,250 stock options to each of the Company's non-employee directors in June of each year, and expects to continue doing so for the foreseeable future. At March 31, 2006, there were 647,220 options outstanding related to these two plans with exercise prices ranging from $4.45 to $22.12. At March 31, 2006, there were 1,211,590 shares remaining available to grant under the 2004 First Bancorp Stock Option Plan.

     The Company also has four stock option plans as a result of assuming plans of acquired companies. At March 31, 2006, there were 53,686 stock options outstanding in connection with these plans, with option prices ranging from $4.17 to $11.49.

     The Company issues new shares when options are exercised.

         Prior to January 1, 2006, the Company accounted for all of these plans using the intrinsic value method prescribed by Opinion 25 and related interpretations. Because all of the Company's stock options had an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation cost had ever been recognized. On January 1, 2006, the Company adopted Statement 123(R). Statement 123(R) supersedes Opinion 25 (and related interpretations) and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Statement 123(R) permits public companies to adopt its requirements using one of two methods. The "modified prospective" method recognizes compensation for all stock options granted after the date of adoption and for all previously granted stock options that become vested after the date of adoption. The "modified retrospective" method includes the requirements of the "modified prospective" method described above, but also permits entities to restate prior period results based on the amounts previously presented under Statement 123 for purposes of pro-forma disclosures. The Company has elected to adopt Statement 123(R) under the "modified prospective" method and accordingly will not restate prior period results.

     The Company measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The Company determines the assumptions used in the Black-Scholes option pricing model as follows: the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant; the dividend yield is based on the Company's dividend yield at the time of the grant (subject to adjustment if the dividend yield on the grant date is not expected to approximate the dividend yield over the expected life of the option); the volatility factor is based on the historical volatility of the Company's stock (subject to adjustment if historical volatility is reasonably expected to differ from the past); the weighted-average expected life is based on the historical behavior of employees related to exercises, forfeitures and cancellations.

     As noted above, prior to the adoption of Statement 123(R), the Company applied Opinion 25 to account for its stock options. The following table illustrates the effect on net income and earnings per share had the Company accounted for share-based compensation in accordance with Statement 123(R) for the period indicated:

                                                            Three Months
                                                            Ended March 31,
      (In thousands except per share data)                      2005
                                                            ------------

      Net income, as reported                               $      4,716
      Deduct: Total stock-based employee compensation
         expense determined under fair value based method
         for all awards, net of related tax effects                  (52)
                                                            ------------
      Pro forma net income                                  $      4,664
                                                            ============

      Earnings per share:  Basic - As reported              $       0.33
                           Basic - Pro forma                        0.33

                           Diluted - As reported                    0.33
                           Diluted - Pro forma                      0.32

     In the first quarter of 2006, the adoption of Statement 123(R) resulted in stock-based compensation expense of $47,000, with no associated tax benefits, which was classified as "salaries expense" on the Consolidated Statements of Income and reduced both income before income taxes and net income by that same amount. The impact on basic and diluted earnings per share was approximately one-third of one cent per share. This expense related to the vesting of several stock option grants made prior to January 1, 2006, as there were no option grants in the first quarter of 2006. This compensation expense was reflected as an adjustment to cash flows from operating activities on the Company's Consolidated Statement of Cash Flows. At March 31, 2006, the Company had $136,000 of unrecognized compensation costs related to unvested stock options. The cost is expected to be amortized over a weighted-average life of 1.12 years, with $46,000 being expensed in the second quarter of 2006, $22,000 being expensed in the third quarter of 2006, $12,000 being expensed in the fourth quarter of 2006, $47,000 being expensed in 2007 equally distributed among each of the four quarters, and $3,000 being expensed in each of 2008, 2009 and 2010, equally distributed among each of the four quarters of each year. In addition, as discussed above, the Company expects to grant 2,250 options, without vesting requirements, to each of its non-employee directors on June 1, 2006 and on June 1 of each year thereafter. In 2005, the amount of pro forma expense associated with the June director grants was $127,000.

     As noted above, certain of the Company's stock option grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. As provided for under Statement 123(R), the Company has elected to recognize compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award. Statement 123(R) requires companies to recognize compensation expense based on the estimated number of stock options and awards for which service is to be rendered. Over the past five years, there has been only one forfeiture or expiration, totaling 600 options, and therefore the Company assumes that all options granted will become vested.

     There were no option grants during either of the first quarters of 2005 or 2006.

     The following table presents information regarding the activity during the first three months of 2006 related to all of the Company's stock options outstanding:


                                                              All Options Outstanding
                                             ---------------------------------------------------------
                                                                            Weighted-
                                                                             Average
                                                              Weighted-     Remaining       Aggregate
                                               Number of      Average      Contractual   Intrinsic Value
Three months ended March 31, 2006               Shares     Exercise Price      Term          ($000)
------------------------------------------   ------------   ------------   ------------   ------------
Outstanding at the beginning of the period        746,882   $      15.75
Granted during the period                              --             --
Exercised during the period                        45,976          10.22
Forfeited or expired during the period                 --             --
                                             ------------
Outstanding at end of period                      700,906   $      16.12            5.7   $      4,449
                                             ============   ============   ============   ============

Exercisable at March 31, 2006                     649,281   $      16.14            5.6   $      4,104
                                             ============   ============   ============   ============

     The Company received $429,000 and $452,000 as a result of stock option exercises during the three months ended March 31, 2006 and 2005, respectively. The intrinsic value of the stock options exercised during the three months ended March 31, 2006 and 2005 was $527,000 and $444,000, respectively. No nonqualified stock options were exercised during the first quarter of 2006, and thus the Company did not record any associated tax benefits.

     The following table presents information regarding the activity during the first three months of 2006 related to the Company's stock options outstanding that are nonvested:


                                                                            Nonvested Options
                                                                             Weighted-Average
                                                                 Number of      Grant-Date
Three months ended March 31, 2006                                 Shares        Fair Value
------------------------------------------------------------   ------------    ------------
Nonvested options outstanding at the beginning of the period         67,999    $       4.75
Granted during the period                                                --              --
Vested during the period                                            (16,374)           4.83
Forfeited  or expired during the period                                  --              --
                                                               ------------
Nonvested options outstanding at end of period                       51,625    $       4.74
                                                               ============    ============

Note 5 - Earnings Per Share

     Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share includes the potentially dilutive effects of the Company's stock option plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                    For the Three Months Ended March 31,
                                ---------------------------------------------------------------------------
                                                2006                                   2005
                                ------------------------------------   ------------------------------------
                                 Income        Shares                    Income       Shares
($ in thousands except per       (Numer-      (Denom-     Per Share     (Numer-      (Denom-     Per Share
    share amounts)                 ator)       inator)      Amount        ator)       inator)      Amount
-----------------------------   ----------   ----------   ----------   ----------   ----------   ----------
Basic EPS
  Net income                    $    4,991   14,254,785   $     0.35   $    4,716   14,105,577   $     0.33
                                                          ==========                             ==========

Effect of Dilutive Securities           --      166,854                        --      258,029
                                ----------   ----------                ----------   ----------

Diluted EPS                     $    4,991   14,421,639   $     0.35   $    4,716   14,363,606   $     0.33
                                ==========   ==========   ==========   ==========   ==========   ==========

     For the three months ended March 31, 2006 there were 191,730 options that were antidilutive because the exercise price exceeded the average market price for the period, and these options were excluded from the calculation of the effect of dilutive securities. For the three months ended March 31, 2005, there were no antidilutive options.

Note 6 - Asset Quality Information

     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. Nonperforming assets are summarized as follows:

                                             March 31,      December 31,     March 31,
($ in thousands)                               2006            2005            2005
---------------------------------------------------------------------------------------
Nonperforming loans:
   Nonaccrual loans                        $      3,283           1,640           4,249
   Restructured loans                                12              13              15
   Accruing loans > 90 days past due                 --              --              --
                                           ------------    ------------    ------------
Total nonperforming loans                         3,295           1,653           4,264
Other real estate                                 1,451           1,421           2,401
                                           ------------    ------------    ------------
Total nonperforming assets                 $      4,746           3,074           6,665
                                           ============    ============    ============

Nonperforming loans to total loans                0.21%           0.11%           0.31%
Nonperforming assets as a percentage of
   loans and other real estate                    0.31%           0.21%           0.48%
Nonperforming assets to total assets              0.25%           0.17%           0.40%
Allowance for loan losses to total loans          1.07%           1.06%           1.08%


Note 7 - Deferred Loan Fees

     Loans are shown on the Consolidated Balance Sheets net of net deferred loan costs (fees) of approximately $76,000, $184,000, and ($82,000) at March 31, 2006, December 31, 2005, and March 31, 2005, respectively.

Note 8 - Goodwill and Other Intangible Assets

     The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of March 31, 2006, December 31, 2005, and March 31, 2005 and the carrying amount of unamortized intangible assets as of those same dates.

                                   March 31, 2006             December 31, 2005               March 31, 2005
                          ----------------------------  ----------------------------  ----------------------------
                          Gross Carrying   Accumulated  Gross Carrying   Accumulated  Gross Carrying   Accumulated
($ in thousands)              Amount      Amortization      Amount      Amortization       Amount     Amortization
                          -------------   ------------  -------------   ------------  -------------   ------------
Amortizable intangible
   assets:
   Customer lists          $        394            123            394            115            394             93
   Noncompete agreements             50             50             50             50             50             50
   Core deposit premiums          2,441          1,064          2,441          1,011          2,441            816
                           ------------   ------------   ------------   ------------   ------------   ------------
        Total              $      2,885          1,237          2,885          1,176          2,885            959
                           ============   ============   ============   ============   ============   ============

Unamortizable intangible
   assets:
   Goodwill                $     47,247                        47,247                        47,247
                           ============                  ============                  ============
   Pension                 $        237                           273                           272
                           ============                  ============                  ============

     Amortization expense totaled $61,000 and $73,000 for the three months ended March 31, 2006 and 2005, respectively.

     The following table presents the estimated amortization expense for each of the five calendar years ending December 31, 2010 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

                                              Estimated Amortization
              (Dollars in thousands)                Expense
              ----------------------         -----------------------
                       2006                       $      242
                       2007                              220
                       2008                              219
                       2009                              218
                       2010                              218
                    Thereafter                           592
                                                  ----------
                           Total                  $    1,709
                                                  ==========

Note 9 - Pension Plans

     The Company sponsors two defined benefit pension plans - a qualified retirement plan (the "Pension Plan") which is generally available to all employees, and a Supplemental Executive Retirement Plan (the "SERP Plan"), which is for the benefit of certain senior management executives of the Company.

     The Company recorded pension expense totaling $581,000 and $447,000 for the three months ended March 31, 2006 and 2005, respectively, related to the Pension Plan and the SERP Plan. The following table contains the components of the pension expense.

                                                                            For the Three Months Ended March 31,
                                                 ----------------------------------------------------------------------------------
                                                     2006           2005          2006          2005      2006 Total    2005 Total
                (in thousands)                   Pension Plan   Pension Plan    SERP Plan     SERP Plan   Both Plans    Both Plans
                                                 ------------   ------------   -----------   -----------  -----------   -----------
Service cost - benefits earned during the period  $       341            284            79            62          420           346
Interest cost on projected benefit obligation             227            192            52            38          279           230
Expected return on plan assets                           (268)          (237)           --            --         (268)         (237)
Net amortization and deferral                             119             86            31            22          150           108
                                                  -----------    -----------   -----------   -----------  -----------   -----------
   Net periodic pension cost                      $       419            325           162           122          581           447
                                                  ===========    ===========   ===========   ===========  ===========   ===========

     The Company's contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes. The contributions are invested to provide for benefits under the Pension Plan. The Company estimates that its contribution to the Pension Plan will be $945,000 during 2006.

     The Company's funding policy with respect to the SERP Plan is to fund the related benefits through investments in life insurance policies, which are not considered plan assets for the purpose of determining the SERP Plan's funded status. The cash surrender values of the life insurance policies are included in the line item "other assets." The Company estimates that its payments to participants of the SERP Plan will be $164,000 in 2006.

Note 10 - Contingency

     The Company recorded a loss amount of $6,320,000, or $0.44 per diluted share, in the third quarter of 2005 to accrue for contingent tax loss exposure involving the North Carolina Department of Revenue. In February 2006, the North Carolina Department of Revenue announced a "Settlement Initiative" that offered companies with certain transactions that had been challenged by the North Carolina Department of Revenue the opportunity to resolve such matters with reduced penalties by agreeing to participate in the initiative by June 15, 2006. Although the Company believed that its tax returns complied with the relevant statutes, the board of directors of the Company decided that it was in the best interests of the Company to settle this matter by participating in the initiative. Based on the terms of the initiative, the Company estimated that its total liability to settle the matter will be approximately $4.3 million, net of the federal tax benefit, or $2.0 million less than the amount that was originally accrued. Accordingly, in March 2006, the Company adjusted its originally reported 2005 earnings to reflect the impact of this subsequent event by reducing originally reported tax expense for the three and twelve months ended December 31, 2005 by $1,982,000, or $0.14 per diluted share. The Company believes it has fully reserved for this liability and does not have any additional state income tax exposure other than the ongoing interest that will continue to accrue ($65,000 per quarter on an after-tax basis) until the Settlement Initiative is completed and the Company pays the amounts due in accordance with the settlement, which is expected to occur in the fourth quarter of this year.

Note 11 - Pending Acquisitions and Subsequent Events

     On January 20, 2006, the Company reported that it had agreed to purchase a bank branch in Dublin, Virginia with approximately $20 million in deposits from another financial institution. This transaction is expected to close in July 2006.

     On April 26, 2006, the Company reported that it had agreed to purchase a bank branch in Carthage, North Carolina from another financial institution. This transaction is expected to close in September 2006.

     On April 13, 2006, the Company borrowed $25.8 million in the form of trust preferred capital securities. These securities have a floating interest rate of 3-month LIBOR plus 1.39% and qualify as regulatory capital. These securities have a thirty year maturity, but can be redeemed at par by the Company after five years.

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

     See Note 10 to the Consolidated Financial Statements above for information related to a tax loss contingency accrual that was recorded in 2005.

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

RESULTS OF OPERATIONS

Overview

     Net income for the three months ended March 31, 2006 was $4,991,000, a 5.8% increase from the $4,716,000 recorded in the first quarter of 2005. The net income for the three month period ended March 31, 2006 amounted to $0.35 per diluted share, a 6.1% increase over the $0.33 net income per diluted share for the same period in 2005.

         Total assets at March 31, 2006 amounted to $1.91 billion, 13.1% higher than a year earlier. Total loans at March 31, 2006 amounted to $1.55 billion, an 11.3% increase from a year earlier, and total deposits were $1.57 billion, an 8.0% increase from a year earlier.

     The increase in loans and deposits over the past twelve months resulted in an increase in the Company's net interest income when comparing the first quarter of 2006 to the first quarter of 2005. Net interest income for the first quarter of 2006 amounted to $17.9 million, a 9.6% increase over the $16.3 million recorded in the first quarter of 2005.

     The Company's net interest margin (tax-equivalent net interest income divided by average earning assets) was 4.33% for the first quarter of 2006, which is the same as it was in the first quarter of 2005. This net interest margin was a four basis point decrease from the 4.37% realized in the fourth quarter of 2005. The slight decrease in margin from the previous quarter was primarily a result of the average rates paid on deposits rising by more than the corresponding increases in average yields realized from loans.

     The Company's provision for loan losses amounted to $1,015,000 in the first quarter of 2006 compared to $580,000 in the first quarter of 2005. The increase was primarily the result of strong loan growth in 2006, as asset quality ratios remained stable. Loan growth was $71 million in the first quarter of 2006 compared to $28 million in the first quarter of 2005. The Company's ratio of annualized net charge-offs to average loans amounted to 3 basis points for the first quarter of 2006 compared to 7 basis points for the first quarter of 2005. The Company's ratio of nonperforming assets to total assets was 0.25% at March 31, 2006 compared to 0.40% at March 31, 2005.

     Noninterest income amounted to $4.0 million for the first quarter of 2006, a 6.6% increase from the first quarter of 2005. Noninterest expenses amounted to $12.7 million in the first quarter of 2006, an 8.7% increase over 2005. There were no unusual items of noninterest income or expense that were significant in either period. In accordance with the new accounting requirements regarding stock-based compensation (FASB Statement 123(R)) that were effective on January 1, 2006, the Company recorded $47,000 in expense related to stock options in the first quarter of 2006.

     The Company's effective tax rate remained relatively unchanged in comparing the first quarter of 2006 to the first quarter of 2005 - 38.1% in the first quarter of 2006 compared to 38.8% for the first quarter of 2005.

     The Company's annualized return on average assets for the first quarter of 2006 was 1.12% compared to 1.16% for the first quarter of 2005. The Company's annualized return on average equity for the first quarter of 2006 was 12.78% compared to 12.57% for the first quarter of 2005.

Components of Earnings

     Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended March 31, 2006 amounted to $17,853,000, an increase of $1,568,000, or 9.6% from the $16,285,000 recorded in the first quarter of 2005. Net interest income on a taxable equivalent basis for the three month period ended March 31, 2006 amounted to $17,979,000, an increase of $1,581,000, or 9.6% from the $16,398,000 recorded in the first quarter of 2005. Management believes that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

     There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and
2) the Company's net interest margin. For the three months ended March 31, 2006, the increase in net interest income was caused by growth in loans and deposits, as the Company's net interest margin of 4.33% in the first quarter of 2006 was unchanged from the first quarter of 2005.

      The  following   table  presents  net  interest   income   analysis  on  a
taxable-equivalent basis.


                                                            For the Three Months Ended March 31,
                                       -----------------------------------------------------------------------------
                                                        2006                                  2005
                                       -------------------------------------   -------------------------------------
                                                                    Interest                               Interest
                                         Average      Average       Earned      Average      Average        Earned
($ in thousands)                         Volume        Rate         or Paid      Volume        Rate         or Paid
                                       ----------   ----------    ----------   ----------   ----------    ----------
Assets
Loans (1)                              $1,516,456         7.16%   $   26,762   $ 1,383,216        6.26%   $   21,359
Taxable securities                        114,910         4.69%        1,329       103,248        4.54%        1,155
Non-taxable securities (2)                 11,822         8.68%          253        11,340        8.65%          242
Short-term investments,
    principally federal funds              39,347         5.12%          497        39,361        2.80%          272
                                       ----------                 ----------    ----------                ----------
Total interest-earning assets           1,682,535         6.95%       28,841     1,537,165        6.08%       23,028
                                                                  ----------                              ----------

Liabilities
Savings, NOW and money
     market deposits                   $  467,760         1.16%   $    1,333   $  474,683         0.75%   $      881
Time deposits >$100,000                   365,465         4.08%        3,677      342,487         2.78%        2,345
Other time deposits                       494,847         3.63%        4,432      424,878         2.36%        2,474
                                       ----------                 ----------   ----------                 ----------
     Total interest-bearing deposits    1,328,072         2.88%        9,442    1,242,048         1.86%        5,700
Securities sold under agreements
     to repurchase                         30,314         3.51%          262           --           --            --
Borrowings                                 73,550         6.39%        1,158       76,683         4.92%          930
                                       ----------                 ----------   ----------                 ----------
Total interest-bearing liabilities      1,431,936         3.08%       10,862    1,318,731         2.04%        6,630
                                                                  ----------                              ----------
Non-interest-bearing deposits             197,095                                 172,673
Net yield on interest-earning
  assets and net interest income                          4.33%   $   17,979                      4.33%   $   16,398
                                                                  ==========                              ==========
Interest rate spread                                      3.87%                                   4.04%

Average prime rate                                        7.42%                                   5.44%
--------------------------------------------------------------------------------------------------------------------

(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2) Includes tax-equivalent adjustments of $126,000 and $113,000 in 2006 and 2005, respectively, to reflect the tax benefit that the Company receives related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

     Average loans outstanding for the first quarter of 2006 were $1.516 billion, which was 9.6% higher than the average loans outstanding for the first quarter of 2005 ($1.383 billion). The mix of the Company's loan portfolio remained substantially the same at March 31, 2006 compared to December 31, 2005, with approximately 86% of the Company's loans being real estate loans, 9% being commercial, financial, and agricultural loans, and the remaining 5% being consumer installment loans. The majority of the Company's real estate loans are primarily various personal and commercial loans where real estate provides additional security for the loan.

     Average deposits outstanding for the first quarter of 2006 were $1.525 billion, which was 7.8% higher than the average amount of deposits outstanding in the first quarter of 2005 ($1.415 billion). Generally, the Company can reinvest funds from deposits at higher yields than the interest rate being paid on those deposits, and therefore increases in deposits typically result in higher amounts of net interest income for the Company.

     See additional discussion regarding the nature of the growth in loans and deposits in the section entitled "Financial Condition" below. The effect of the higher amounts of average loans and deposits was to increase net interest income in 2006.

     As shown in the table above, yields on interest earning assets and liabilities both generally increased in 2006 compared to 2005 as a result of the rising rate environment that began in the third quarter of 2004. In 2005, the Federal Reserve increased interest rates eight times totaling 200 basis points, which followed five rate increases totaling 125 basis points that occurred in the second half of 2004. In the first quarter of 2006, the Federal Reserve increased interest rates two times by a total of 50 basis points.

     See additional information regarding net interest income in the section entitled "Interest Rate Risk."

     The Company's provision for loan losses increased significantly in 2006 compared to 2005, amounting to $1,015,000 in the first quarter of 2006 versus $580,000 in the first quarter of 2005. The increase was primarily the result of the strong loan growth realized in 2006, as asset quality ratios remained stable. Loan growth was $71 million in the first quarter of 2006 compared to $28 million in the first quarter of 2005. The Company's ratio of annualized net charge-offs to average loans amounted to 3 basis points for the first quarter of 2006 compared to 7 basis points for the first quarter of 2005. The Company's ratio of nonperforming assets to total assets was 0.25% at March 31, 2006 compared to 0.40% at March 31, 2005.

     Noninterest income amounted to $3,954,000 for the first quarter of 2006, a 6.6% increase from the $3,710,000 recorded in the first quarter of 2005. The increase was primarily a result of general growth in the Company's customer base, increased usage of credit cards and debit cards by the Company's customers (which impacted the line item "other service charges, commissions and fees"), and increased commissions from financial product sales resulting from increased sales, as well as $55,000 more in "experience bonuses" recorded by the Company. Experience bonuses are received annually in the first quarter of each year from the insurance companies that the Company acts as an agent for and can fluctuate depending on the actual loss experience that the insurance companies experience related to the Company's customers.

     These increases were partially offset by a $111,000 decrease in data processing income in the first quarter of 2006 compared to 2005. The Company's data processing subsidiary makes its excess data processing capabilities available to area financial institutions for a fee. At January 1, 2005, the Company had five community bank customers using this service. Three of these customers terminated their contracts with the Company in the latter half of 2005, which resulted in the decrease in data processing fee income. The Company intends to continue to market this service to area banks, but does not currently have any near-term prospects for additional business.

     Noninterest expenses for the three months ended March 31, 2006 increased 8.7% to $12,729,000 from $11,715,000 in the first quarter of 2005. The increase in noninterest expenses occurred in all categories and is associated with the overall growth of the Company in terms of branch network, employees and customer base. In accordance with the new accounting requirements regarding stock-based compensation that were effective on January 1, 2006, the Company recorded $47,000 in expense related to stock options in the first quarter of 2006 - see
Note 4 to the Consolidated Financial Statements above for additional discussion.

     The provision for income taxes was $3,072,000 in the first quarter of 2006, an effective tax rate of 38.1%, compared to $2,984,000 in the first quarter of 2005, an effective tax rate of 38.8%. The Company expects its effective tax rate to remain at approximately 38-39% for the foreseeable future.

     The Consolidated Statements of Comprehensive Income reflect "Other Comprehensive Loss" of $49,000 and $857,000 during the first quarters of 2006 and 2005, respectively, related primarily to unrealized available for sale security holding losses occurring during the quarter. The unrealized security holding losses were caused by an increase in market yields for fixed income securities during each quarter. The Company's available for sale securities portfolio is predominantly comprised of fixed income securities that decline in value when market yields for fixed income securities increase.

FINANCIAL CONDITION

     Total assets at March 31, 2006 amounted to $1.91 billion, 13.1% higher than a year earlier. Total loans at March 31, 2006 amounted to $1.55 billion, an 11.3% increase from a year earlier, and total deposits amounted to $1.57 billion at March 31, 2006, an 8.0% increase from a year earlier.

     The following tables present information regarding the nature of the Company's growth since March 31, 2005.


                                   Balance at                       Change in      Balance at         Total        Internal growth,
       April 1, 2005 to           beginning of     Internal         brokered         end of         percentage   excluding change in
        March 31, 2006              period          Growth          deposits         period           growth      brokered deposits
-------------------------------  -------------   -------------    -------------   -------------   -------------   -----------------
                                                                         ($ in thousands)

Loans                            $   1,395,324         158,047               --       1,553,371            11.3%            11.3%
                                 =============   =============    =============   =============   =============    =============

Deposits - Noninterest bearing   $     175,698          37,963               --         213,661            21.6%            21.6%
Deposits - Savings, NOW, and
     Money Market                      477,838          (4,183)              --         473,655            -0.9%            -0.9%
Deposits - Time>$100,000               361,567          60,538          (49,873)        372,232             2.9%            16.7%
Deposits - Time<$100,000               433,589          71,903               --         505,492            16.6%            16.6%
                                 -------------   -------------    -------------   -------------
   Total deposits                $   1,448,692         166,221          (49,873)      1,565,040             8.0%            11.5%
                                 =============   =============    =============   =============   =============    =============

      January 1, 2006 to
        March 31, 2006
------------------------------
Loans                            $   1,482,611          70,760               --       1,553,371             4.8%             4.8%
                                 =============   =============    =============   =============   =============    =============

Deposits - Noninterest bearing   $     194,051          19,610               --         213,661            10.1%            10.1%
Deposits - Savings, NOW, and
     Money Market                      458,221          15,434               --         473,655             3.4%             3.4%
Deposits - Time>$100,000               356,281          15,951               --         372,232             4.5%             4.5%
Deposits - Time<$100,000               486,024          19,468               --         505,492             4.0%             4.0%
                                 -------------   -------------    -------------   -------------
   Total deposits                $   1,494,577          70,463               --       1,565,040             4.7%             4.7%
                                 =============   =============    =============   =============   =============    =============

     In the second and third quarters of 2005, $50 million in brokered deposits that had been gathered in 2004 matured and were paid off, without renewing.

     The Company experienced strong loan and deposit growth during the first quarter of 2006, with loans increasing by $71 million, or 19.5% on an annualized basis, and deposits increasing by $70 million, or 19.1% on an annualized basis.

     The mix of the Company's loan portfolio remains substantially the same at March 31, 2006 compared to December 31, 2005, with approximately 86% of the Company's loans being real estate loans, 9% being commercial, financial, and agricultural loans, and the remaining 5% being consumer installment loans. The majority of the Company's real estate loans are primarily various personal and commercial loans where real estate provides additional security for the loan.

Nonperforming Assets

     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. Nonperforming assets are summarized as follows:

                                            March 31,      December 31,     March 31,
($ in thousands)                               2006            2005            2005
----------------------------------------   ------------    ------------    ------------
Nonperforming loans:
   Nonaccrual loans                        $      3,283           1,640           4,249
   Restructured loans                                12              13              15
   Accruing loans > 90 days past due                 --              --              --
                                           ------------    ------------    ------------
Total nonperforming loans                         3,295           1,653           4,264
Other real estate                                 1,451           1,421           2,401
                                           ------------    ------------    ------------

Total nonperforming assets                 $      4,746           3,074           6,665
                                           ============    ============    ============

Nonperforming loans to total loans                0.21%           0.11%           0.31%
Nonperforming assets as a percentage of
   loans and other real estate                    0.31%           0.21%           0.48%
Nonperforming assets to total assets              0.25%           0.17%           0.40%
Allowance for loan losses to total loans          1.07%           1.06%           1.08%


     Management has reviewed the collateral for the nonperforming assets, including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

     Nonperforming loans (which includes nonaccrual loans and restructured loans) as of March 31, 2006, December 31, 2005, and March 31, 2005 totaled $3,295,000, $1,653,000, and $4,264,000, respectively. Nonperforming loans as a percentage of total loans amounted to 0.21%, 0.11%, and 0.31%, at March 31, 2006, December 31, 2005, and March 31, 2005, respectively. The variances in nonperforming loans among the periods has been primarily due to changes in nonaccrual loans, as restructured loans have not changed significantly. In the fourth quarter of 2005, the collection process for several of the Company's largest nonaccrual loan relationships reached a conclusion and their principal balances were reduced to zero either as a result of cash received or the recording of a charge-off. This resulted in the amount of the Company's nonperforming loans at December 31, 2005 reaching their lowest level in over five years. In the first quarter of 2006, the Company experienced more typical activity within its nonaccrual loan category, and the amount of nonaccrual loans rebounded upwards. Although nonperforming loans increased from December 31, 2005 to March 31, 2006, the 0.21% ratio of nonperforming loans to total loans at March 31, 2006 is lower than the 0.31% ratio at March 31, 2005 and compares favorably to industry averages. The largest nonaccrual relationship at March 31, 2006 amounted to $308,000.

     At March 31, 2006, December 31, 2005, and March 31, 2005, the recorded investments in loans considered to be impaired were $1,205,000, $338,000, and $2,138,000, respectively, all of which were on nonaccrual status. At March 31, 2006, December 31, 2005, and March 31, 2005, the related allowances for loan losses for all impaired loans were $298,000, $100,000, and $619,000, respectively. At March 31, 2006, December 31, 2005, and March 31, 2005, there was $124,000, $0, and $1,045,000 in impaired loans for which there was no related allowance. The average recorded investments in impaired loans during the three month period ended March 31, 2006, the year ended December 31, 2005, and the three months ended March 31, 2005 were approximately $772,000, $1,474,000, and $1,858,000, respectively. For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

     The Company's other real estate owned amounted to $1,451,000, $1,421,000, and $2,401,000 at March 31, 2006, December 31, 2005 and March 31, 2005,
respectively.  The  decrease  in other real  estate  owned  from March 31,  2005 relates primarily to a lake-front single family residence that the Company foreclosed on in the first quarter of 2005 with a balance of $559,000. This property was subsequently sold in April 2005 at a loss of less than $20,000 to the Company. The Company's management has reviewed recent appraisals of its other real estate and believes that their fair values, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

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

     The Company's provision for loan losses increased significantly in 2006 compared to 2005, amounting to $1,015,000 in the first quarter of 2006 versus $580,000 in the first quarter of 2005. The increase was primarily the result of the strong loan growth realized in 2006, as asset quality ratios remained stable. Loan growth was $71 million in the first quarter of 2006 compared to $28 million in the first quarter of 2005. The Company's ratio of annualized net charge-offs to average loans amounted to 3 basis points for the first quarter of 2006 compared to 7 basis points for the first quarter of 2005. The Company's ratio of nonperforming assets to total assets was 0.25% at March 31, 2006 compared to 0.40% at March 31, 2005.

    At March 31, 2006, the allowance for loan losses amounted to $16,610,000, compared to $15,716,000 at December 31, 2005 and $15,066,000 at March 31, 2004.
The allowance for loan losses as a percentage of total loans was 1.07% at March 31, 2006, 1.06% at December 31, 2005, and 1.08% at March 31, 2005.

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


                                                               Three Months    Twelve Months    Three Months
                                                                  Ended            Ended           Ended
                                                                 March 31,      December 31,     March 31,
($ in thousands)                                                   2006            2005            2005
                                                                -----------     -----------     -----------
Loans outstanding at end of period                              $ 1,553,371       1,482,611       1,395,324
                                                                ===========     ===========     ===========
Average amount of loans outstanding                             $ 1,516,456       1,422,419       1,383,216
                                                                ===========     ===========     ===========

Allowance for loan losses, a
   beginning of period                                          $    15,716          14,717          14,717

       Total charge-offs                                               (208)         (2,363)           (298)
       Total recoveries                                                  87             322              67
                                                                -----------     -----------     -----------
            Net charge-offs                                            (121)         (2,041)           (231)
                                                                -----------     -----------     -----------

Additions to the allowance charged to expense                         1,015           3,040             580
                                                                -----------     -----------     -----------

Allowance for loan losses, at end of period                     $    16,610          15,716          15,066
                                                                ===========     ===========     ===========

Ratios:
   Net charge-offs (annualized) as a percent of average loans          0.03%           0.14%           0.07%
   Allowance for loan losses as a
         percent of  loans at end of period                            1.07%           1.06%           1.08%

     Based on the results of the Company's loan analysis and grading program and management's evaluation of the allowance for loan losses at March 31, 2006, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2005.

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

     In addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources - 1) an approximately $380 million line of credit with the Federal Home Loan Bank (of which $90.5 million was outstanding at March 31, 2006), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at March 31, 2006), and 3) an approximately $69 million line of credit through the Federal Reserve Bank of Richmond's discount window (none of which was outstanding at March 31, 2006).

     The Company's liquidity remained stable during the first quarter of 2006. The Company's loan to deposit ratio was 99.3% at March 31, 2006 compared to 99.2% at December 31, 2005. The level of the Company's liquid assets (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) as a percentage of deposits and borrowings was 15.6% at March 31, 2006 compared to 14.4% at December 31, 2005.

     The Company's management believes its liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet its operating needs in the foreseeable future. The Company will continue to monitor its liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.

     The amount and timing of the Company's contractual obligations and commercial commitments has not changed materially since December 31, 2005, detail of which is presented in Table 18 on page 56 of the Company's 2005 Form 10-K.

     See Note 10 to the Consolidated Financial Statements above for information related to a tax contingency.

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

     Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. The Company has not engaged in derivative activities through March 31, 2006, and has no current plans to do so.

Capital Resources

     The Company is regulated by the Board of Governors of the Federal Reserve Board (FED) and is subject to the securities registration and public reporting regulations of the Securities and Exchange Commission. The Company's banking subsidiary is regulated by the Federal Deposit Insurance Corporation (FDIC) and the North Carolina Office of the Commissioner of Banks. The Company is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on its liquidity, capital resources, or operations.

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

     At March 31, 2006, the Company's capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents the Company's capital ratios and the regulatory minimums discussed above for the periods indicated.

                                                     March 31,   December 31,  March 31,
                                                       2006         2005         2005
                                                    -----------  -----------  ----------
Risk-based capital ratios:
   Tier I capital to Tier I risk adjusted assets      10.16%       10.52%       10.88%
   Minimum required Tier I capital                     4.00%        4.00%        4.00%

   Total risk-based capital to
         Tier II risk-adjusted assets                 11.15%       11.51%       11.90%
   Minimum required total risk-based capital           8.00%        8.00%        8.00%

Leverage capital ratios:
   Tier I leverage capital to
       adjusted most recent quarter average assets     8.59%        8.62%        8.85%
   Minimum required Tier I leverage capital            4.00%        4.00%        4.00%


     The Company's capital ratios have decreased since March 31, 2005 primarily as a result of the Company's strong balance sheet growth. In April 2006, the Company issued an additional $25 million in trust preferred securities, which increased the Tier I capital ratio by approximately 80 basis points, the total risk based capital ratio by approximately 165 basis points, and the Tier I leverage ratio by approximately 70 basis points.

     The Company's bank subsidiary is also subject to similar capital requirements as those discussed above. The bank subsidiary's capital ratios do not vary materially from the Company's capital ratios presented above. At March 31, 2006, the Company's bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

SHARE REPURCHASES

      During the first quarter of 2006, the Company did not repurchase any of its own common stock. At March 31, 2006, the Company had approximately 315,000 shares available for repurchase under existing authority from its board of directors. The Company may repurchase these shares in open market and privately negotiated transactions, as market conditions and the Company's liquidity warrant, subject to compliance with applicable regulations. See also Part II,
Item 2 "Unregistered Sales of Equity Securities and Use of Proceeds."

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

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

     Using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are included in the period of their expected call), at March 31, 2006 the Company had $324.2 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at March 31, 2006 subject to interest rate changes within one year are deposits totaling $473.7 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

     Thus, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates (In fact, it has been the Company's experience that the interest rate cuts that occurred in 2001-2003 negatively impacted (at least temporarily) the Company's net interest margin and that interest rate increases occurring since July 1, 2004 have positively impacted (at least temporarily) the Company's net interest margin). Generally, when rates change, the Company's interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while the Company's interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. The net effect is that in the twelve month horizon, as rates change, the impact of having a higher level of interest-sensitive liabilities is substantially negated by the later and typically lower proportionate change these liabilities experience compared to interest sensitive assets. However, the rate cuts totaling 75 basis points that occurred in late 2002 and mid-2003 had a more pronounced and a longer lasting negative impact on the Company's net interest margin than previous rate cuts because of the inability of the Company to reset deposit rates by an amount (because of their already near-zero rates) that would offset the negative impact of the rate cut on the yields earned on the Company's interest earning assets. Additionally, from 2001 - 2004, the Company originated significantly more adjustable rate loans compared to fixed rate loans in an effort to protect itself from an anticipated rise in the interest rate environment. Adjustable rate loans generally carry lower initial interest rates than fixed rate loans. For these reasons, the second quarter of 2004 marked the fifth consecutive quarter of declining net interest margins. Since the second half of 2004, the Federal Reserve increased interest rates fifteen times totaling 375 basis points, which was largely responsible for the Company's net interest margin reversing its downward trend. Over the past six quarters, the Company's net interest margin has been within a fairly tight range - from a low of 4.31% to a high of 4.37%. The immediate positive impact of increases in interest rates has been largely offset by the mix of the Company's deposit growth being more concentrated in the categories of time deposits and time deposits greater than $100,000. These are the Company's highest cost categories of deposits and adjust upwards when rates change to a greater extent than the Company's other categories of deposits.

     The Company has no market risk sensitive instruments held for trading purposes, nor does it maintain any foreign currency positions.

     See additional discussion of the Company's net interest margin in the "Components of Earnings" section above.

Item 4 - Controls and Procedures

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

Part II.  Other Information

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

                                            Issuer Purchases of Equity Securities
-------------------------------------------------------------------------------------------------------------------------------
                                                                              Total Number of Shares      Maximum Number of
                                                                               Purchased as Part of    Shares that May Yet Be
                                 Total Number of     Average Price Paid per     Publicly Announced       Purchased Under the
           Period               Shares Purchased              Share              Plans or Programs      Plans or Programs (1)
                              ---------------------  ------------------------  -----------------------  -----------------------
January 1, 2006 to January
    31, 2006                               --                     --                       --                    315,015
February 1, 2006 to
    February 28, 2006                      --                     --                       --                    315,015
March 1, 2006 to March 31,
    2006                                   --                     --                       --                    315,015
                              ---------------------  ------------------------  -----------------------  -----------------------
Total                                      --                     --                       --                    315,015 (2)
                              =====================  ========================  =======================  =======================

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

(2) The above table above does not include shares that were used by option holders to satisfy the exercise price of the Company's call options issued by the Company to its employees and directors pursuant to the Company's stock option plans. There were three such exercises during the three months ended March 31, 2006. In January 2006, 439 shares of the Company's common stock, with a market price of $22.50 per share, were used to satisfy an exercise of options. In February 2006, 125 shares of the Company's common stock, with a market price of $21.30 per share, were used to satisfy an exercise of options. In March 2006, 1,086 shares of the Company's common stock, with a market price of $22.70 per share, were used to satisfy an exercise of options.


Item 6 - Exhibits

         The following exhibits are filed with this report or, as noted, are incorporated by reference. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

3.a. Copy of Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference.

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

10.d First Bancorp Senior Management Supplemental Executive Retirement Plan was filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference. (*)

10.e First Bancorp 1994 Stock Option Plan was filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference. (*)

10.f First Bancorp 2004 Stock Option Plan was filed as Exhibit B to the Registrant's Form Def 14A filed on March 30, 2004 and is incorporated herein by reference. (*)

10.g Employment Agreement between the Company and James H. Garner dated August 17, 1998 was filed as Exhibit 10(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference (Commission File Number 000-15572). (*)

10.h Employment Agreement between the Company and Anna G. Hollers dated August 17, 1998 was filed as Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference (Commission File Number 000-15572). (*)

10.i Employment Agreement between the Company and Teresa C. Nixon dated August 17, 1998 was filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference (Commission File Number 000-15572). (*)

10.j Employment Agreement between the Company and Eric P. Credle dated August 17, 1998 was filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is incorporated herein by reference (Commission File Number 333-71431).(*)

10.k Employment Agreement between the Company and John F. Burns dated September 14, 2000 was filed as Exhibit 10.w to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and is incorporated herein by reference. (*)

10.l Employment Agreement between the Company and James G. Hudson, Jr. dated May 17, 2001 was filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference. (*)

10.m Amendment to the employment agreement between the Company and James G. Hudson, Jr. dated April 26, 2005 was filed as Exhibit 10.a to the Form 8-K filed on April 29, 2005 and is incorporated herein by reference. (*)

10.n Employment Agreement between the Company and R. Walton Brown dated January 15, 2003 was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and is incorporated herein by reference. (*)

10.o Amendment to the employment agreement between the Company and R. Walton Brown dated March 8, 2005 was filed as Exhibit 10.n to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference. (*)

10.p Employment Agreement between the Company and Jerry L. Ocheltree was filed as Exhibit 10.1 to the Form 8-K filed on January 25, 2006, and is incorporated herein by reference. (*)

10.q First Bancorp Long Term Care Insurance Plan was filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and is incorporated by reference. (*)

10.r     Description    of    Director    Compensation    pursuant    to    Item
         601(b)(10)(iii)(A) of Regulation S-K.

10.s Advances and Security Agreement with the Federal Home Loan Bank of Atlanta dated February 15, 2005 was attached as Exhibit 99(a) to the Form 8-K filed on February 22, 2005, and is incorporated herein by reference

10.t The 2006 base salaries for certain of the Company's executive officers, and disclosure that the Compensation Committee had recommended to the Board of Directors the 2006 earnings target for the Company's Annual Incentive Plan, was disclosed in the Company's Form 8-K filed on January 25, 2006, and is incorporated herein by reference. (*)

21 List of Subsidiaries of Registrant was filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                FIRST BANCORP


           May 9, 2006                          BY:   James H. Garner
                                                ---------------------------
                                                      James H. Garner
                                                          President
                                                (Principal Executive Officer),
                                                   Treasurer and Director


           May 9, 2006                          BY:   Anna G. Hollers
                                                ---------------------------
                                                      Anna G. Hollers
                                                 Executive Vice President,
                                                          Secretary
                                                 and Chief Operating Officer


           May 9, 2006                          BY:   Eric P. Credle
                                                ---------------------------
                                                      Eric P. Credle
                                                    Senior Vice President
                                                and Chief Financial Officer