Form 10-Q
period 2006-06-30
FIRST BANCORP /NC/
filed 2006-08-09
CIK 811589

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             -----------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 2006

                             -----------------------

                         Commission File Number 0-15572


                                  FIRST BANCORP
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           North Carolina                                    56-1421916
----------------------------------------             ---------------------------
       (State or Other Jurisdiction of                     (I.R.S. Employer
       Incorporation or Organization)                     Identification Number)


     341 North Main Street, Troy, North Carolina            27371-0508
------------------------------------------------     ---------------------------
      (Address of Principal Executive Offices)              (Zip Code)

(Registrant's telephone number, including area code)      (910)  576-6171
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

The number of shares of the registrant's Common Stock outstanding on July 31, 2006 was 14,294,946.

================================================================================

                                      INDEX
                         FIRST BANCORP AND SUBSIDIARIES


                                                                            Page

Part I.  Financial Information

Item 1 - Financial Statements

   Consolidated Balance Sheets -
   June 30, 2006 and 2005
   (With Comparative Amounts at December 31, 2005)                             3

   Consolidated Statements of Income -
   For the Periods Ended June 30, 2006 and 2005                                4

   Consolidated Statements of Comprehensive Income -
   For the Periods Ended June 30, 2006 and 2005                                5

   Consolidated Statements of Shareholders' Equity -
   For the Periods Ended June 30, 2006 and 2005                                6

   Consolidated Statements of Cash Flows -
   For the Periods Ended June 30, 2006 and 2005                                7


Notes to Consolidated Financial Statements                                     8

 Item 2 - Management's Discussion and Analysis of Consolidated
             Results of Operations and Financial Condition                    16

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk          29

 Item 4 - Controls and Procedures                                             31

Part II.  Other Information

 Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds         32

 Item 4 - Submission of Matters to a Vote of Security Holders                 33

 Item 6 - Exhibits                                                            33

 Signatures                                                                   34

Part I.  Financial Information
Item 1 - Financial Statements

                                 First Bancorp and Subsidiaries
                                   Consolidated Balance Sheets

                                                         June 30,     December 31,    June 30,
($ in thousands-unaudited)                                 2006      2005 (audited)     2005
------------------------------------------------------------------------------------------------
ASSETS
Cash & due from banks, noninterest-bearing             $    31,295         32,985         35,642
Due from banks, interest-bearing                            83,894         41,655         41,741
Federal funds sold                                          22,029         28,883         20,700
                                                       -----------    -----------    -----------
     Total cash and cash equivalents                       137,218        103,523         98,083
                                                       -----------    -----------    -----------

Securities available for sale (costs of $118,549,
     $114,662, and $118,958)                               115,579        113,613        119,716

Securities held to maturity (fair values of $14,310,
      $14,321, and $13,076)                                 14,333         14,172         12,820

Presold mortgages in process of settlement                   2,586          3,347          2,063

Loans                                                    1,635,899      1,482,611      1,425,856
   Less:  Allowance for loan losses                        (17,642)       (15,716)       (15,622)
                                                       -----------    -----------    -----------
   Net loans                                             1,618,257      1,466,895      1,410,234
                                                       -----------    -----------    -----------

Premises and equipment                                      37,152         34,840         31,758
Accrued interest receivable                                  9,887          8,947          7,553
Intangible assets                                           49,070         49,227         49,373
Other                                                        8,627          6,486          6,997
                                                       -----------    -----------    -----------
        Total assets                                   $ 1,992,709      1,801,050      1,738,597
                                                       ===========    ===========    ===========

LIABILITIES
Deposits: Demand - noninterest-bearing                 $   209,062        194,051        184,605
          Savings, NOW, and money market                   480,522        458,221        476,642
          Time deposits of $100,000 or more                390,589        356,281        349,972
          Other time deposits                              510,495        486,024        459,661
                                                       -----------    -----------    -----------
               Total deposits                            1,590,668      1,494,577      1,470,880
Securities sold under agreements to repurchase              30,602         33,530          1,850
Borrowings                                                 195,013        100,239        101,239
Accrued interest payable                                     4,856          3,835          3,267
Other liabilities                                           11,655         13,141          7,159
                                                       -----------    -----------    -----------
     Total liabilities                                   1,832,794      1,645,322      1,584,395
                                                       -----------    -----------    -----------

SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Issued and outstanding: 14,279,847,
         14,229,148, and 14,170,722 shares                  54,827         54,121         53,098
Retained earnings                                          107,151        102,507        100,902
Accumulated other comprehensive income (loss)               (2,063)          (900)           202
                                                       -----------    -----------    -----------
     Total shareholders' equity                            159,915        155,728        154,202
                                                       -----------    -----------    -----------
          Total liabilities and shareholders' equity   $ 1,992,709      1,801,050      1,738,597
                                                       ===========    ===========    ===========


See notes to consolidated financial statements.

                                                                                          Page 3

                                              First Bancorp and Subsidiaries
                                            Consolidated Statements of Income

                                                                 Three Months Ended               Six Months Ended
                                                                       June 30,                       June 30,
                                                             ----------------------------    ----------------------------
($ in thousands, except share data-unaudited)                    2006           2005            2006             2005
-------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                   $     29,215          22,732          55,977          44,091
Interest on investment securities:
     Taxable interest income                                        1,402           1,411           2,731           2,566
     Tax-exempt interest income                                       127             117             254             246
Other, principally overnight investments                              571             447           1,068             719
                                                             ------------    ------------    ------------    ------------
     Total interest income                                         31,315          24,707          60,030          47,622
                                                             ------------    ------------    ------------    ------------

INTEREST EXPENSE
Savings, NOW and money market                                       1,635             958           2,968           1,839
Time deposits of $100,000 or more                                   4,174           2,725           7,851           5,070
Other time deposits                                                 5,004           3,007           9,436           5,481
Other, primarily borrowings                                         2,058           1,010           3,478           1,940
                                                             ------------    ------------    ------------    ------------
     Total interest expense                                        12,871           7,700          23,733          14,330
                                                             ------------    ------------    ------------    ------------

Net interest income                                                18,444          17,007          36,297          33,292
Provision for loan losses                                           1,400             845           2,415           1,425
                                                             ------------    ------------    ------------    ------------
Net interest income after provision
   for loan losses                                                 17,044          16,162          33,882          31,867
                                                             ------------    ------------    ------------    ------------

NONINTEREST INCOME
Service charges on deposit accounts                                 2,225           2,145           4,299           4,153
Other service charges, commissions and fees                         1,119             935           2,324           1,989
Fees from presold mortgages                                           244             285             511             523
Commissions from sales of insurance and financial products            325             314             764             609
Data processing fees                                                   37              58              73             205
Securities gains                                                      205               2             205               2
Other gains (losses)                                                 (311)            (27)           (378)            (59)
                                                             ------------    ------------    ------------    ------------
     Total noninterest income                                       3,844           3,712           7,798           7,422
                                                             ------------    ------------    ------------    ------------

NONINTEREST EXPENSES
Salaries                                                            5,734           5,393          11,519          10,765
Employee benefits                                                   1,786           1,791           3,567           3,305
                                                             ------------    ------------    ------------    ------------
   Total personnel expense                                          7,520           7,184          15,086          14,070
Net occupancy expense                                                 858             723           1,674           1,462
Equipment related expenses                                            818             768           1,629           1,463
Intangibles amortization                                               60              73             121             146
Other operating expenses                                            3,808           3,512           7,283           6,834
                                                             ------------    ------------    ------------    ------------
     Total noninterest expenses                                    13,064          12,260          25,793          23,975
                                                             ------------    ------------    ------------    ------------

Income before income taxes                                          7,824           7,614          15,887          15,314
Income taxes                                                        3,029           2,962           6,101           5,946
                                                             ------------    ------------    ------------    ------------

NET INCOME                                                   $      4,795           4,652           9,786           9,368
                                                             ============    ============    ============    ============

Earnings per share:
     Basic                                                   $       0.34            0.33            0.69            0.66
     Diluted                                                         0.33            0.32            0.68            0.65

Weighted average common shares outstanding:
     Basic                                                     14,296,159      14,159,117      14,275,472      14,132,347
     Diluted                                                   14,433,830      14,345,013      14,425,500      14,354,852

See notes to consolidated financial statements.


                                First Bancorp and Subsidiaries
                       Consolidated Statements of Comprehensive Income

                                                     Three Months Ended     Six Months Ended
                                                          June 30,             June 30,
                                                     ------------------    ------------------
($ in thousands-unaudited)                             2006      2005       2006       2005
---------------------------------------------------------------------------------------------
Net income                                           $ 4,795      4,652      9,786      9,368
                                                     -------    -------    -------    -------
Other comprehensive income (loss):
   Unrealized gains (losses) on securities
     available for sale:
     Unrealized holding gains (losses) arising
        during the period, pretax                     (1,621)       886     (1,717)      (428)
           Tax benefit (expense)                         632       (343)       669        169
     Reclassification to realized gains                 (205)        (2)      (205)        (2)
           Tax expense                                    80          1         80          1
   Adjustment to minimum pension liability:
     Additional pension charge related to unfunded
       pension liability                                  --         --         16        (90)
     Tax benefit (expense)                                --         --         (6)        35
                                                     -------    -------    -------    -------
Other comprehensive income (loss)                     (1,114)       542     (1,163)      (315)
                                                     -------    -------    -------    -------

Comprehensive income                                 $ 3,681      5,194      8,623      9,053
                                                     =======    =======    =======    =======

See notes to consolidated financial statements.



                                             First Bancorp and Subsidiaries
                                    Consolidated Statements of Shareholders' Equity

                                                                                           Accumulated
                                                       Common Stock                           Other          Share-
                                            ----------------------------      Retained    Comprehensive     holders'
(In thousands, except per share - unaudited)   Shares          Amount         Earnings     Income (Loss)     Equity
-----------------------------------------------------------------------------------------------------------------------
Balances, January 1, 2005                         14,084    $     51,614          96,347            517         148,478

Net income                                                                         9,368                          9,368
Cash dividends declared ($0.34 per share)                                         (4,813)                        (4,813)
Common stock issued under
     stock option plan                                51             585                                            585
Common stock issued into
     dividend reinvestment plan                       36             799                                            799
Tax benefit realized from exercise of
   nonqualified stock options                         --             100                                            100
Other comprehensive loss                                                                           (315)           (315)
                                            ------------    ------------    ------------   ------------    ------------

Balances, June 30, 2005                           14,171    $     53,098         100,902            202         154,202
                                            ============    ============    ============   ============    ============

Balances, January 1, 2006                         14,229    $     54,121         102,507           (900)        155,728

Net income                                                                         9,786                          9,786
Cash dividends declared ($0.36 per share)                                         (5,142)                        (5,142)
Common stock issued under
     stock option plan                                66             618                                            618
Common stock issued into
     dividend reinvestment plan                       37             815                                            815
Purchases and retirement of common stock             (53)         (1,112)                                        (1,112)
Tax benefit realized from exercise of
   nonqualified stock options                         --              94                                             94
Stock-based compensation                              --             291                                            291
Other comprehensive loss                                                                         (1,163)         (1,163)
                                            ------------    ------------    ------------   ------------    ------------

Balances, June 30, 2006                           14,279    $     54,827         107,151         (2,063)        159,915
                                            ============    ============    ============   ============    ============

See notes to consolidated financial statements.

                                                                                                                 Page 6

                                    First Bancorp and Subsidiaries
                                Consolidated Statements of Cash Flows

                                                                                  Six Months Ended
                                                                                      June 30,
($ in thousands-unaudited)                                                       2006         2005
----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                    $   9,786        9,368
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                    2,415        1,425
     Net security premium amortization                                               45           39
     Gain on sale of securities available for sale                                 (205)          (2)
     Other losses                                                                   378           59
     Net loan origination fees (costs) deferred                                     247         (224)
     Depreciation of premises and equipment                                       1,382        1,336
     Tax benefit from exercise of nonqualified stock options                         --          100
     Stock-based compensation expense                                               291           --
     Amortization of intangible assets                                              121          146
     Deferred income tax benefit                                                 (1,849)        (394)
     Origination of presold mortgages in process of settlement                  (31,781)     (32,877)
     Proceeds from sales of presold mortgages in process of settlement           32,542       32,585
     Increase in accrued interest receivable                                       (940)        (721)
     Decrease in other assets                                                       213        2,044
     Increase in accrued interest payable                                         1,021          590
     Increase (decrease) in other liabilities                                    (1,479)         116
                                                                              ---------    ---------
          Net cash provided by operating activities                              12,187       13,590
                                                                              ---------    ---------

Cash Flows From Investing Activities
     Purchases of securities available for sale                                 (23,565)     (44,747)
     Purchases of securities held to maturity                                    (2,682)          --
     Proceeds from maturities/issuer calls of securities available for sale      18,248       13,117
     Proceeds from maturities/issuer calls of securities held to maturity         3,186        1,168
     Proceeds from sales of securities available for sale                         1,575            8
     Net increase in loans                                                     (154,743)     (61,227)
     Purchases of premises and equipment                                         (3,730)      (2,776)
                                                                              ---------    ---------
          Net cash used by investing activities                                (161,711)     (94,457)
                                                                              ---------    ---------

Cash Flows From Financing Activities
     Net increase in deposits and repurchase agreements                          93,163       83,962
     Proceeds from borrowings, net                                               94,774        9,000
     Cash dividends paid                                                         (5,133)      (4,797)
     Proceeds from issuance of common stock                                       1,433        1,384
     Purchases and retirement of common stock                                    (1,112)          --
     Tax benefit from exercise of nonqualified stock options                         94           --
                                                                              ---------    ---------
          Net cash provided by financing activities                             183,219       89,549
                                                                              ---------    ---------

Increase in Cash and Cash Equivalents                                            33,695        8,682
Cash and Cash Equivalents, Beginning of Period                                  103,523       89,401
                                                                              ---------    ---------

Cash and Cash Equivalents, End of Period                                      $ 137,218       98,083
                                                                              =========    =========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
     Interest                                                                 $  22,712       13,740
     Income taxes                                                                 7,571        5,771
Non-cash transactions:
     Unrealized loss on securities available for sale, net of taxes              (1,173)        (260)
     Foreclosed loans transferred to other real estate                              774        2,128

See notes to consolidated financial statements.

                                                                                               Page 7

                         First Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

(unaudited)          For the Periods Ended June 30, 2006 and 2005
--------------------------------------------------------------------------------

Note 1 - Basis of Presentation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2006 and 2005 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 2006 and 2005. All such adjustments were of a normal, recurring nature. Reference is made to the 2005 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Accounting Policies

     Note 1 to the 2005 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements. The following paragraph updates that information as necessary.

     In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company will adopt FIN 48 in the first quarter of 2007. The cumulative effect of applying the provisions of this interpretation is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The Company is in the process of reviewing and evaluating FIN 48, and therefore the ultimate impact of its adoption is not yet known.

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

Note 3 - Reclassifications

     Certain  amounts  reported  in the  period  ended  June 30,  2005 have been reclassified to conform with the presentation for June 30, 2006. These reclassifications had no effect on net income or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 - Equity-Based Compensation Plans

     At June 30, 2006, the Company had the following equity-based compensation plans, all of which are stock option plans: the First Bancorp 2004 Stock Option Plan, the First Bancorp 1994 Stock Option Plan, and four plans that were assumed from acquired entities, which are all described below. The Company's shareholders approved all equity-based compensation plans, except for those assumed from acquired companies. As of June 30, 2006, the First Bancorp 2004 Stock Option Plan was the only plan that had shares available for future grants.

     The First  Bancorp 2004 Stock  Option Plan and its  predecessor  plan,  the
First Bancorp 1994 Stock Option Plan, were intended to serve as a means of attracting, retaining and motivating key employees and directors and to associate the interests of the plans' participants with those of the Company and its shareholders. Stock option grants to non-employee directors have historically had no vesting requirements, whereas, except as discussed below, stock option grants to employees have generally had five-year vesting schedules (20% vesting each year). In April 2004, the Company granted 128,000 options to employees with no vesting requirements. These options were granted without any vesting requirements for two reasons - 1) the options were granted primarily as a reward for past performance and therefore had already been "earned" in the view of the Committee, and 2) to potentially minimize the impact that any change in accounting standards for stock options could have on future years' reported net income. Employee stock option grants since the April 2004 grant have reverted to having five year vesting periods. The Company's options provide for immediate vesting if there is a change in control (as defined in the plans). Under the terms of these two plans, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years. Except for grants to directors (see below), the Company cannot estimate the amount of future stock option grants at this time. In the past, stock option grants to employees have been irregular, generally falling into three categories - 1) to attract and retain new employees, 2) to recognize changes in responsibilities of existing employees, and 3) to periodically reward exemplary performance. As it relates to directors, the Company has historically granted 2,250 stock options to each of the Company's non-employee directors in June of each year, and expects to continue doing so for the foreseeable future. At June 30, 2006, there were 658,883 options outstanding related to these two plans with exercise prices ranging from $4.45 to $22.12. At June 30, 2006, there were 1,186,840 shares remaining available for grant under the First Bancorp 2004 Stock Option Plan.

     The Company also has four stock option plans as a result of assuming plans of acquired companies. At June 30, 2006, there were 44,686 stock options outstanding in connection with these plans, with option prices ranging from $10.22 to $11.49.

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

     As noted above, prior to the adoption of Statement 123(R), the Company applied Opinion 25 to account for its stock options. The following table illustrates the effect on net income and earnings per share had the Company accounted for share-based compensation in accordance with Statement 123(R) for the periods indicated:

                                                       Three Months    Six Months
                                                      Ended June 30,  Ended June 30,
(In thousands except per share data)                       2005           2005
                                                      ------------    ------------

Net income, as reported                               $      4,652           9,368
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                 (180)           (232)
                                                      ------------    ------------
Pro forma net income                                  $      4,472           9,136
                                                      ============    ============


Earnings per share:  Basic - As reported              $       0.33            0.66
                     Basic - Pro forma                        0.32            0.65

                     Diluted - As reported                    0.32            0.65
                     Diluted - Pro forma                      0.31            0.64

     For the three and six month periods ended June 30, 2006, the Company recorded stock-based compensation expense in the income statement of $244,000 and $291,000, respectively. The Company recognized income tax benefits in the income statement related to stock-based compensation of $78,000 for each of the three and six month periods ended June 30, 2006, respectively. This stock-based compensation expense related to the vesting of several stock option grants made prior to January 1, 2006, as well as a grant of 29,250 options (2,250 options to each non-employee director of the Company) on June 1, 2006 with no vesting requirements. This compensation expense was reflected as an adjustment to cash flows from operating activities on the Company's Consolidated Statement of Cash Flows. At June 30, 2006, the Company had $90,000 of unrecognized compensation costs related to unvested stock options. The cost is expected to be amortized over a weighted-average life of 1.8 years, with $22,000 being expensed in the third quarter of 2006, $12,000 being expensed in the fourth quarter of 2006, $47,000 being expensed in 2007 equally distributed among each of the four quarters, and $3,000 being expensed in each of 2008, 2009 and 2010, equally distributed among each of the four quarters of each year. In addition, as discussed above, the Company granted 2,250 options, without vesting requirements, to each of its non-employee directors on June 1, 2006 and expects to continue this grant on June 1 of each year thereafter.

     As noted above, certain of the Company's stock option grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. As provided for under Statement 123(R), the Company has elected to recognize compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award. Statement 123(R) requires companies to recognize compensation expense based on the estimated number of stock options and awards for which service is to be rendered. Over the past five years, there have only been four forfeitures or expirations, totaling 9,600 options, and therefore the Company assumes that all options granted will become vested.

     The Company's only option grants for the first six months of 2006 and 2005 were grants of 29,250 and 31,500 options to non-employee directors on June 1, 2006 and 2005, respectively (2,250 option per director). The per share weighted-average fair value of options granted during the six months ended June 30, 2006 and June 30, 2005, was $6.79, and $6.68, respectively, on the date of the grant using the following weighted-average assumptions:

                                               Six months       Six months
                                                  ended            ended
                                              June 30, 2006    June 30, 2005
                                              -------------    -------------

Expected dividend yield                           3.30%            3.07%
Risk-free interest rate                           5.05%            3.84%
Expected life                                    7 years          7 years
Expected volatility                              32.56%           32.99%

     The following table presents information regarding the activity during the first six months of 2006 related to all of the Company's stock options outstanding:

                                                               All Options Outstanding
                                               -------------------------------------------------------
                                                                              Weighted-
                                                                               Average
                                                               Weighted-      Remaining      Aggregate
                                                Number of       Average      Contractual  Intrinsic Value
Six months ended June 30, 2006                   Shares     Exercise Price      Term           ($000)
-------------------------------------------    ----------     ----------     ----------     ----------
Outstanding at the beginning of the period        746,882     $    15.75
Granted during the period                          29,250          21.83
Exercised during the period                        68,063           9.69
Forfeited or expired during the period              4,500           6.55
                                               ----------
Outstanding at end of period                      703,569     $    16.65            5.7     $    3,523
                                               ==========     ==========     ==========     ==========

Exercisable at June 30, 2006                      651,944     $    16.72            5.7     $    3,219
                                               ==========     ==========     ==========     ==========

     The Company received $618,000 and $585,000 as a result of stock option exercises during the six months ended June 30, 2006 and 2005, respectively. The intrinsic value of the stock options exercised during the six months ended June 30, 2006 and 2005 was $787,000 and $585,000, respectively. The Company recorded $94,000 and $100,000 in associated tax benefits from the exercise of nonqualified stock options during the six months ended June 30, 2006 and 2005, respectively. In accordance with Statement 123(R), this benefit is included as a financing activity in the accompanying Statement of Cash Flows for periods subsequent to the adoption of Statement 123(R), but continues to be reported as an operating activity in periods prior to its adoption.

     The following table presents information regarding the activity during the first six months of 2006 related to the Company's stock options outstanding that are nonvested:

                                                                   Nonvested Options
                                                               -------------------------
                                                                           Weighted-Average
                                                               Number of      Grant-Date
Six months ended June 30, 2006                                  Shares        Fair Value
------------------------------------------------------------   --------       ----------
Nonvested options outstanding at the beginning of the period    67,999          $4.75
Granted during the period                                           --             --
Vested during the period                                       (16,374)          4.83
Forfeited  or expired during the period                             --             --
                                                                ------
Nonvested options outstanding at end of period                  51,625          $4.74
                                                                ======

Note 5 - Earnings Per Share

     Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share includes the potentially dilutive effects of the Company's stock option plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                    For the Three Months Ended June 30,
                                ---------------------------------------------------------------------------
                                                2006                                  2005
                                ------------------------------------   ------------------------------------
                                  Income        Shares                   Income       Shares
($ in thousands except per        (Numer-      (Denom-     Per Share     (Numer-      (Denom-     Per Share
    share amounts)                 ator)       inator)      Amount        ator)       inator)      Amount
-----------------------------   ----------   ----------   ----------   ----------   ----------   ----------
Basic EPS
  Net income                    $    4,795   14,296,159   $     0.34   $    4,652   14,159,117   $     0.33
                                                          ==========                             ==========

Effect of Dilutive Securities           --      137,671                        --      185,896
                                ----------   ----------                ----------   ----------

Diluted EPS                     $    4,795   14,433,830   $     0.33   $    4,652   14,345,013   $     0.32
                                ==========   ==========   ==========   ==========   ==========   ==========
                                                     For the Six Months Ended June 30,
                                ---------------------------------------------------------------------------
                                                2006                                  2005
                                ------------------------------------   ------------------------------------
                                  Income        Shares                   Income       Shares
($ in thousands except per        (Numer-      (Denom-     Per Share     (Numer-      (Denom-     Per Share
    share amounts)                 ator)       inator)      Amount        ator)       inator)      Amount
-----------------------------   ----------   ----------   ----------   ----------   ----------   ----------
Basic EPS
  Net income                    $    9,786   14,275,472   $     0.69   $    9,368   14,132,347   $     0.66
                                                          ==========                             ==========

Effect of Dilutive Securities           --      150,028                        --      222,505
                                ----------   ----------                ----------   ----------

Diluted EPS                     $    9,786   14,425,500   $     0.68   $    9,368   14,354,852   $     0.65
                                ==========   ==========   ==========   ==========   ==========   ==========

     For the three months ended June 30, 2006 and 2005, there were options of 220,980, and 189,230, respectively, that were antidilutive because the exercise price exceeded the average market price for the period. For the six months ended June 30, 2006, there were 220,980 antidilutive options, while there were no antidilutive options for the six months ended June 30, 2005. Antidilutive options have been omitted from the calculation of diluted earnings per share for the respective periods.


Note 6 - Asset Quality Information

     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. Nonperforming assets are summarized as follows:

                                               June 30,       December 31,     June 30,
($ in thousands)                                 2006            2005            2005
-----------------------------------------------------------------------------------------
Nonperforming loans:
   Nonaccrual loans                          $      3,973           1,640           3,806
   Restructured loans                                  12              13              15
   Accruing loans > 90 days past due                   --              --              --
                                             ------------    ------------    ------------
Total nonperforming loans                           3,985           1,653           3,821
Other assets - primarily other real estate          2,024           1,421           2,520
                                             ------------    ------------    ------------

Total nonperforming assets                   $      6,009           3,074           6,341
                                             ============    ============    ============

Nonperforming loans to total loans                   0.24%           0.11%           0.27%
Nonperforming assets as a percentage of
   loans and other real estate                       0.37%           0.21%           0.44%
Nonperforming assets to total assets                 0.30%           0.17%           0.36%
Allowance for loan losses to total loans             1.08%           1.06%           1.10%


--------------------------------------------------------------------------------

Note 7 - Deferred Loan Fees

     Loans are shown on the Consolidated Balance Sheets net of net deferred loan costs (fees) of ($64,000), $184,000, and $11,000 at June 30, 2006, December 31,
2005, and June 30, 2005, respectively.

Note 8 - Goodwill and Other Intangible Assets

     The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of June 30, 2006, December 31, 2005, and June 30, 2005 and the carrying amount of unamortized intangible assets as of those same dates.

                                   June 30, 2006              December 31, 2005               June 30, 2005
                           ---------------------------   ---------------------------   ---------------------------
                          Gross Carrying   Accumulated  Gross Carrying   Accumulated  Gross Carrying   Accumulated
($ in thousands)              Amount      Amortization      Amount      Amortization      Amount      Amortization
------------------------   ------------   ------------   ------------   ------------   ------------   ------------
Amortizable intangible
   assets:
   Customer lists          $        394            131            394            115            394            101
   Noncompete agreements             50             50             50             50             50             50
   Core deposit premiums          2,441          1,116          2,441          1,011          2,441            881
                           ------------   ------------   ------------   ------------   ------------   ------------
        Total              $      2,885          1,297          2,885          1,176          2,885          1,032
                           ============   ============   ============   ============   ============   ============


Unamortizable intangible
   assets:
   Goodwill                $     47,247                        47,247                        47,247
                           ============                  ============                  ============
   Pension                 $        237                           273                           273
                           ============                  ============                  ============


     Amortization expense totaled $60,000 and $73,000 for the three months ended June 30, 2006 and 2005, respectively. Amortization expense totaled $121,000 and $146,000 for the six months ended June 30, 2006 and 2005, respectively.

     The following table presents the estimated amortization expense for each of the five calendar years ending December 31, 2010 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

                                                Estimated Amortization
             (Dollars in thousands)                     Expense
             ----------------------             ----------------------
                      2006                            $      242
                      2007                                   220
                      2008                                   219
                      2009                                   218
                      2010                                   218
                   Thereafter                                592
                                                ----------------------
                          Total                       $    1,709
                                                ======================

Note 9 - Pension Plans

     The Company sponsors two defined benefit pension plans - a qualified retirement plan (the "Pension Plan") which is generally available to all employees, and a Supplemental Executive Retirement Plan (the "SERP Plan"), which is for the benefit of certain senior management executives of the Company.

     The Company recorded pension expense totaling $581,000 and $447,000 for the three months ended June 30, 2006 and 2005, respectively, related to the Pension Plan and the SERP Plan. The following table contains the components of the pension expense for the three months ended June 30, 2006 and 2005.

                                                                        For the Three Months Ended June 30,
                                                   ------------------------------------------------------------------------------
                                                      2006          2005          2006         2005      2006 Total    2005 Total
                (in thousands)                   Pension Plan   Pension Plan   SERP Plan    SERP Plan    Both Plans    Both Plans
                                                   ----------    ----------    ----------   ----------   ----------    ----------
Service cost - benefits earned during the period   $      341           284            79           62          420           346
Interest cost on projected benefit obligation             227           192            52           38          279           230
Expected return on plan assets                           (268)         (237)           --           --         (268)         (237)
Net amortization and deferral                             119            86            31           22          150           108
                                                   ----------    ----------    ----------   ----------   ----------    ----------
   Net periodic pension cost                       $      419           325           162          122          581           447
                                                   ==========    ==========    ==========   ==========   ==========    ==========

     The Company recorded pension expense totaling $1,162,000 and $894,000 for the six months ended June 30, 2006 and 2005, respectively, related to the Pension Plan and the SERP Plan. The following table contains the components of the pension expense for the six months ended June 30, 2006 and 2005.

                                                                          For the Six Months Ended June 30,
                                                   ------------------------------------------------------------------------------
                                                      2006          2005          2006         2005      2006 Total    2005 Total
                (in thousands)                   Pension Plan   Pension Plan   SERP Plan    SERP Plan    Both Plans    Both Plans
                                                   ----------    ----------    ----------   ----------   ----------    ----------
Service cost - benefits earned during the period   $      682    $      568           158          124          840           692
Interest cost on projected benefit obligation             454           384           104           76          558           460
Expected return on plan assets                           (536)         (474)           --           --         (536)         (474)
Net amortization and deferral                             238           172            62           44          300           216
                                                   ----------    ----------    ----------   ----------   ----------    ----------
   Net periodic pension cost                       $      838    $      650           324          244        1,162           894
                                                   ==========    ==========    ==========   ==========   ==========    ==========

     The Company's contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes. The contributions are invested to provide for benefits under the Pension Plan. The Company estimates that its contribution to the Pension Plan will be $945,000 during 2006.

     The Company's funding policy with respect to the SERP Plan is to fund the related benefits through investments in life insurance policies, which are not considered plan assets for the purpose of determining the SERP Plan's funded status. The cash surrender values of the life insurance policies are included in the line item "other assets." The Company estimates that its payments to participants in the SERP Plan will be $25,000 in 2006.

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

Note 11 - Pending Acquisitions

     On January 20, 2006, the Company reported that it had agreed to purchase a bank branch in Dublin, Virginia with approximately $20 million in deposits from another financial institution. This transaction was completed in July 2006.

     On April 26, 2006, the Company reported that it had agreed to purchase a bank branch with approximately $25 million in deposits located in Carthage, North Carolina from another financial institution. This transaction is expected to close in September 2006.

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

RESULTS OF OPERATIONS

Overview

     Net income for the three months ended June 30, 2006 was $4,795,000, or $0.33 per diluted share, a 3.1% increase in diluted earnings per share compared to earnings of $4,652,000, or $0.32 per diluted share, recorded in the second quarter of 2005. Net income for the six months ended June 30, 2006 was $9,786,000, or $0.68 per diluted share, a 4.6% increase in diluted earnings per share from the net income of $9,368,000, or $0.65 per diluted share, reported for the six months ended June 30, 2005.

     The increase in loans and deposits over the past twelve months resulted in an increase in the Company's net interest income when comparing the three and six month periods of 2006 to comparable periods in 2005. Net interest income for the second quarter of 2006 amounted to $18.4 million, an 8.4% increase over the $17.0 million recorded in the second quarter of 2005. Net interest income for the six months ended June 30, 2006 amounted to $36.3 million, a 9.0% increase over the $33.3 million recorded in the same six month period in 2005.

     The impact of the growth in loans and deposits on the Company's net interest income was partially offset by declines in the Company's net interest margin (tax-equivalent net interest income divided by average earning assets). The Company's net interest margin for the second quarter of 2006 was 4.22% compared to 4.31% for the second quarter of 2005. The Company's net interest margin for the first six months of 2006 was 4.28% compared to 4.32% for the same six months of 2005. The 4.22% net interest margin realized in the second quarter of 2006 was an 11 basis point decrease from the first quarter of 2006 net interest margin of 4.33%. The compressing margin is primarily due to deposit rates paid by the Company rising by more than loan and investment yields. The Company has also been negatively impacted by customers shifting their funds from low cost deposits to higher cost deposits as rates have risen.

     The Company's provision for loan losses amounted to $1,400,000 in the second quarter of 2006, an increase of 65.7% over the $845,000 recorded in the second quarter of 2005. The provision for loan losses for the first six months of 2006 was $2,415,000, an increase of 69.5% over the $1,425,000 recorded in first half of 2005. The higher provisions are a result of the strong loan growth realized in 2006, as asset quality ratios have remained stable and compare favorably to peers. Loan growth was $83 million in the second quarter of 2006 compared to $31 million in the second quarter of 2005, while loan growth was $153 million for the first half of 2006 compared to $59 million for the first half of 2005. The Company's ratios of annualized net charge-offs to average loans were 9 basis points and 6 basis points for the three and six month periods in 2006, respectively, compared to 8 basis points for each of the three and six month periods in 2005. The Company's level of nonperforming assets to total assets was 0.30% at June 30, 2006 compared to 0.36% a year earlier.

     Noninterest income amounted to $3.8 million in the second quarter of 2006, a 3.6% increase from the $3.7 million recorded in the second quarter of 2005. Noninterest income for the six months ended June 30, 2006 amounted to $7.8 million, an increase of 5.1% from the $7.4 million recorded in the first half of 2005.

     Noninterest expenses amounted to $13.1 million in the second quarter of 2006, a 6.6% increase over the $12.3 million recorded in the comparable period of 2005. Noninterest expenses for the six months ended June 30, 2006 amounted to $25.8 million, a 7.6% increase from the $24.0 million recorded in the first six months of 2005. The increase in noninterest expenses is primarily attributable to costs associated with the Company's overall growth in loans, deposits and branch network.

     The Company's effective tax rate was 38%-39% for each of the three and six month periods in 2005 and 2006.

     The Company's annualized return on average assets for the second quarter of 2006 was 1.02% compared to 1.09% for the second quarter of 2005. The Company's annualized return on average assets for the six months ended June 30, 2006 was 1.07% compared to 1.13% for the first half of 2005.

     The Company's annualized return on average equity for the second quarter of 2006 was 11.83% compared to 12.07% for the second quarter of 2005. The Company's annualized return on average equity for the six months ended June 30, 2006 was 12.30% compared to 12.32% for the first half of 2005.

Components of Earnings

     Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets.

     Net interest income for the three month period ended June 30, 2006 amounted to $18,444,000, an increase of $1,437,000, or 8.4%, from the $17,007,000 recorded in the second quarter of 2005. Net interest income on a taxable equivalent basis for the three months ended June 30, 2006, amounted to $18,569,000, an increase of $1,451,000, or 8.5%, from the $17,118,000 recorded in the second quarter of 2005. Management believes that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

     Net interest income for the six months ended June 30, 2006 amounted to $36,297,000, an increase of $3,005,000, or 9.0%, from the $33,292,000 recorded in the first six months of 2005. Net interest income on a taxable equivalent basis for the six months ended June 30, 2006 amounted to $36,548,000, an increase of $3,032,000, or 9.0%, from the $33,516,000 recorded in the first six months of 2005.

     There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and
2) the Company's net interest margin. For the three and six month periods ended June 30, 2006, growth in loans and deposits were the primary cause for the increases in net interest income, as the Company's net interest margins in 2006 were slightly lower than those realized in 2005.

     For internal purposes and in the discussion that follows, the Company evaluates its net interest income on a tax-equivalent basis by adding the tax benefit realized from tax-exempt securities to reported interest income. The following tables present net interest income analysis on a taxable-equivalent basis.


                                                              For the Three Months Ended June 30,
                                       -----------------------------------------------------------------------------
                                                         2006                                   2005
                                       -------------------------------------   -------------------------------------
                                                                   Interest                                Interest
                                         Average       Average      Earned      Average       Average       Earned
($ in thousands)                         Volume         Rate       or Paid       Volume         Rate       or Paid
                                       ----------    ----------   ----------   ----------    ----------   ----------
Assets
Loans (1)                              $1,593,070         7.36%   $   29,215   $1,409,118         6.47%   $   22,732
Taxable securities                        118,172         4.76%        1,402      119,180         4.75%        1,411
Non-taxable securities (2)                 12,058         8.38%          252       10,712         8.54%          228
Short-term investments                     40,927         5.60%          571       53,835         3.33%          447
                                       ----------                 ----------   ----------                 ----------
Total interest-earning assets           1,764,227         7.15%       31,440    1,592,845         6.25%       24,818
                                                                  ----------                              ----------

Liabilities
Savings, NOW and money
     market deposits                   $  475,558         1.38%   $    1,635   $  477,311         0.81%   $      958
Time deposits >$100,000                   380,229         4.40%        4,174      359,487         3.04%        2,725
Other time deposits                       507,359         3.96%        5,004      447,634         2.69%        3,007
                                       ----------                 ----------   ----------                 ----------
     Total interest-bearing deposits    1,363,146         3.18%       10,813    1,284,432         2.09%        6,690
Securities sold under agreements
     to repurchase                         29,102         3.76%          273          420         1.91%            2
Borrowings                                109,422         6.54%        1,785       76,513         5.28%        1,008
                                       ----------                 ----------   ----------                 ----------
Total interest-bearing liabilities      1,501,670         3.44%       12,871    1,361,365         2.27%        7,700
                                                                  ----------                              ----------
Non-interest-bearing deposits             206,635                                 182,461
Net yield on interest-earning
  assets and  net interest income                         4.22%   $   18,569                      4.31%   $   17,118
                                                                  ==========                              ==========
Interest rate spread                                      3.71%                                   3.98%

Average prime rate                                        7.90%                                   5.91%


--------------------------------------------------------------------------------
(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2) Includes tax-equivalent adjustments of $125,000 and $111,000 in 2006 and 2005, respectively, to reflect the tax benefit that the Company receives related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.
--------------------------------------------------------------------------------



                                                             For the Six Months Ended June 30,
                                       -----------------------------------------------------------------------------
                                                         2006                                   2005
                                       -------------------------------------   -------------------------------------
                                                                   Interest                                Interest
                                         Average       Average      Earned      Average       Average       Earned
($ in thousands)                         Volume         Rate       or Paid       Volume         Rate       or Paid
                                       ----------    ----------   ----------   ----------    ----------   ----------
Assets
Loans (1)                              $1,554,763         7.26%   $   55,977   $1,396,167         6.37%   $   44,091
Taxable securities                        116,541         4.73%        2,731      111,214         4.65%        2,566
Non-taxable securities (2)                 11,940         8.53%          505       11,026         8.60%          470
Short-term investments                     40,137         5.37%        1,068       46,598         3.11%          719
                                       ----------                 ----------   ----------                 ----------
Total interest-earning assets           1,723,381         7.05%       60,281    1,565,005         6.17%       47,846
                                                                  ----------                              ----------

Liabilities
Savings, NOW and money
     market deposits                   $  471,659         1.27%   $    2,968   $  475,997         0.78%   $    1,839
Time deposits >$100,000                   372,847         4.25%        7,851      350,987         2.91%        5,070
Other time deposits                       501,103         3.80%        9,436      436,256         2.53%        5,481
                                       ----------                 ----------   ----------                 ----------
     Total interest-bearing deposits    1,345,609         3.04%       20,255    1,263,240         1.98%       12,390
Securities sold under agreements
     to repurchase                         29,708         3.63%          535          210         1.92%            2
Borrowings                                 91,486         6.49%        2,943       76,598         5.10%        1,938
                                       ----------                 ----------   ----------                 ----------
Total interest-bearing liabilities      1,466,803         3.26%       23,733    1,340,048         2.16%       14,330
                                                                  ----------                              ----------
Non-interest-bearing deposits             201,865                                 177,567
Net yield on interest-earning
  assets and  net interest income                         4.28%   $   36,548                      4.32%   $   33,516
                                                                  ==========                              ==========
Interest rate spread                                      3.79%                                   4.01%

Average prime rate                                        7.66%                                   5.67%

--------------------------------------------------------------------------------
(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2) Includes tax-equivalent adjustments of $251,000 and $224,000 in 2006 and 2005, respectively, to reflect the tax benefit that the Company receives related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.
--------------------------------------------------------------------------------

     Average loans outstanding for the second quarter of 2006 were $1.593 billion, which was 13.1% higher than the average loans outstanding for the second quarter of 2005 ($1.409 billion). Average loans outstanding for the six months ended June 30, 2006 were $1.555 billion, which was 11.4% higher than the average loans outstanding for the six months ended June 30, 2005 ($1.396 billion).

     The mix of the Company's loan portfolio remained substantially the same at June 30, 2006 compared to December 31, 2005 with approximately 86% of the Company's loans being real estate loans, 9% being commercial, financial, and agricultural loans, and the remaining 5% being consumer installment loans.

     Average total deposits outstanding for the second quarter of 2006 were $1.570 billion, which was 7.0% higher than the average deposits outstanding for the second quarter of 2005 ($1.467 billion). Average deposits outstanding for the six months ended June 30, 2006 were $1.547 billion, which was 7.4% higher than the average deposits outstanding for the six months ended June 30, 2005 ($1.441 billion). Generally, the Company can reinvest funds from deposits at higher yields than the interest rate being paid on those deposits, and therefore increases in deposits typically result in higher amounts of net interest income for the Company.

     See additional discussion regarding reasons for and the nature of the growth in loans and deposits in the section entitled "Financial Condition" below. The effect of the higher amounts of average loans and deposits was to increase net interest income in 2006.

     As derived from the tables above, yields on interest earning assets and liabilities are higher for the periods presented in 2006 compared to 2005, which is a result of the rising rate environment that began in the third quarter of 2004. From July 1, 2004 to June 30, 2006, the Federal Reserve raised short-term interest rates 17 times totaling 425 basis points. The tables also indicate that the interest-bearing liability rates paid by the Company have risen by more than yields realized on interest-earning assets. For each of the three and six month periods ended June 30, 2006, interest-earning asset yields have increased by approximately 90 basis points, whereas the average rate paid on interest-bearing liabilities has risen by 110-117 basis points. This narrowing spread was caused by rates paid on most of the Company's categories of interest-bearing liabilities increasing by more than the increases in yields realized on most of the Company's earning assets, as well as a higher concentration of the Company's funding sources being comprised of time deposits and borrowings, the highest cost funding sources for the Company. As a result of the narrowed interest rate spread, the Company's net interest margin (tax-equivalent net interest income divided by average earning assets) has declined in 2006, with the Company's net interest margin amounting to 4.22% in the second quarter of 2006 compared to 4.31% in the second quarter of 2005, and the Company's net interest margin amounting to 4.28% for the six months ended June 30, 2006 compared to 4.32% for the same six months of 2005.

     See additional information regarding net interest income in the section entitled "Interest Rate Risk."

     The provision for loan losses amounted to $1,400,000 in the second quarter of 2006 compared to $845,000 in the second quarter of 2005, and the provision for loan losses for the first six months of 2006 was $2,415,000 compared to $1,425,000 for the first six months of 2005. The higher provisions for loan losses in 2006 compared to 2005 are a result of the strong loan growth realized in 2006, as asset quality ratios have remained stable and compare favorably to peers. Loan growth was $83 million in the second quarter of 2006 compared to $31 million in the second quarter of 2005, while loan growth was $153 million for the first half of 2006 compared to $59 million for the first half of 2005. The Company's ratios of annualized net charge-offs to average loans were 9 basis points and 6 basis points for the three and six month periods in 2006, respectively, compared to 8 basis points for each of the three and six month periods in 2005. The Company's level of nonperforming assets to total assets was 0.30% at June 30, 2006 compared to 0.36% a year earlier.

     Noninterest income amounted to $3,844,000 for the second quarter of 2006, a 3.6% increase from $3,712,000 recorded in the second quarter of 2005. Noninterest income for the six months ended June 30, 2006 amounted to $7,798,000, an increase of 5.1% from the $7,422,000 recorded in the first half of 2005. The increases were primarily a result of general growth in the Company's customer base and increased usage of credit cards and debit cards by the Company's customers (which impacted the line item "other service charges, commissions and fees").

     These  increases  were  partially  offset by a  $132,000  decrease  in data processing income in the first six months of 2006 compared to 2005. The Company's data processing subsidiary makes its excess data processing capabilities available to area financial institutions for a fee. At January 1, 2005, the Company had five community bank customers using this service. Three of these customers terminated their contracts with the Company in the latter half of 2005, which resulted in the decrease in data processing fee income. The Company intends to continue to market this service to area banks, but does not currently have any near-term prospects for additional business.

     Also negatively impacting noninterest income for each of the three and six month periods ended June 30, 2006 were higher amounts of "other losses," which were only partially offset by higher amounts of securities gains in 2006. Gains from sales of securities and "other losses" amounted to a net loss of $106,000 in the second quarter of 2006 compared to a net loss of $25,000 in the second quarter of 2005. For the six months ended June 30, 2006, gains from sales of securities and "other losses" amounted to a net loss of $173,000 compared to a net loss of $57,000 in the first half of 2005. During the second quarter of 2006, the Company recorded an "other loss" of $230,000 related to a merchant card customer of the Company that sells furniture over the internet. The furniture store did not deliver furniture that its customers had ordered and paid for, and was unable to refund their credit card purchases. As the furniture store's credit card processor, the Company became liable for the amounts that were required to be refunded. Through June 30, 2006, the Company had funded $240,000 in customer refunds, while the total exposure is believed to be approximately $1.9 million. The Company is vigorously pursuing repayment of these advances from the furniture store. The furniture store is under new management and intends to repay the Company for all funds advanced. Although the furniture store has begun repaying the Company, the Company determined that recording a $230,000 loss was prudent to reserve for this situation. The Company reports outstanding advances related to this situation as an "other asset," and within the line item - "Other assets - primarily other real estate" in asset quality tables, while the corresponding reserve is classified as a valuation allowance within other assets. The Company sold securities for a gain of $205,000 during the second quarter of 2006 partially in response to this loss situation.

     Noninterest expenses amounted to $13,064,000 in the second quarter of 2006, a 6.6% increase over the $12,260,000 in 2005. Noninterest expenses for the six months ended June 30, 2006 amounted to $25,793,000, a 7.6% increase from the $23,975,000 recorded in the first six months of 2005. The increase in noninterest expenses occurred in all categories and is associated with the overall growth of the Company in terms of branch network, employees and customer base. In accordance with the new accounting requirements regarding stock-based compensation that were effective on January 1, 2006, the Company recorded stock option expense of $244,000 ($166,000 after-tax effect) and $291,000 ($212,000 after-tax effect) for the three and six month periods ended June 30, 2006, respectively - see Note 4 to the Consolidated Financial Statements above for additional discussion. Noninterest expenses for the second quarter of 2005 were impacted by several expenses that did not recur in 2006 totaling approximately $500,000, including; immediately vested post-retirement benefits granted to the Company's CEO totaling $196,000, external Sarbanes-Oxley costs related to the prior year SOX certification of $181,000, and public relation expenses of $123,000 associated with the Company's sponsorship of the 2005 U.S. Open Golf Tournament that was held in the Company's largest market - Moore County, North Carolina.

     The provision for income taxes was $3,029,000 in the second quarter of 2006, an effective tax rate of 38.7%, compared to $2,962,000 in the second quarter of 2005, an effective tax rate of 38.9%. The provision for income taxes was $6,101,000 for the six months ended June 30, 2006, an effective tax rate of 38.4%, compared to $5,946,000 for the six months ended June 30, 2005, an effective tax rate of 38.8%. The Company expects its effective tax rate to remain at approximately 38-39% for the foreseeable future.

     The Consolidated Statements of Comprehensive Income reflect "Other Comprehensive Loss" of $1,114,000 during the second quarter of 2006 and "Other Comprehensive Loss" of $1,163,000 for the six months ended June 30, 2006, compared to "Other Comprehensive Income" of $542,000 for the second quarter of 2005 and "Other Comprehensive Loss" of $315,000 for the six months ended June 30, 2005. The primary component of other comprehensive loss for the periods presented relates to changes in unrealized holding gains/losses of the Company's available for sale securities. The Company's available for sale securities portfolio is predominantly comprised of fixed rate bonds that increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. Except for a brief decrease in bond yields in the second quarter of 2005, generally rising short-term and long-term bond yields in the marketplace have resulted in significant declines in value of the Company's available for sale securities portfolio.

FINANCIAL CONDITION

     Total assets at June 30, 2006 amounted to $1.99 billion, 14.6% higher than a year earlier. Total loans at June 30, 2006 amounted to $1.64 billion, a 14.7% increase from a year earlier, and total deposits amounted to $1.59 billion at June 30, 2006, an 8.1% increase from a year earlier.

     The following tables present information regarding the nature of the Company's growth since June 30, 2005.



       July 1, 2005 to           Balance at                             Balance at     Total    Percentage growth,
        June 30, 2006           beginning of   Internal    Growth from    end of     percentage    excluding
                                   period       Growth    Acquisitions    period       growth     acquisitions
------------------------------   ----------   ----------   ----------   ----------   ----------    ----------
                                                               ($ in thousands)

Loans                            $1,425,856      210,043       --        1,635,899         14.7%         14.7%
                                 ==========   ==========   ==========   ==========

Deposits - Noninterest bearing   $  184,605       24,457       --          209,062         13.2%         13.2%
Deposits - Savings, NOW, and
     Money Market                   476,642        3,880       --          480,522          0.8%          0.8%
Deposits - Time>$100,000            349,972       40,617       --          390,589         11.6%         11.6%
Deposits - Time<$100,000            459,661       50,834       --          510,495         11.1%         11.1%
                                 ----------   ----------   ----------   ----------
   Total deposits                $1,470,880      119,788       --        1,590,668          8.1%          8.1%
                                 ==========   ==========   ==========   ==========

      January 1, 2006 to
        June 30, 2006
------------------------------
Loans                            $1,482,611      153,288       --        1,635,899         10.3%         10.3%
                                 ==========   ==========   ==========   ==========

Deposits - Noninterest bearing   $  194,051       15,011       --          209,062          7.7%          7.7%
Deposits - Savings, NOW, and
     Money Market                   458,221       22,301       --          480,522          4.9%          4.9%
Deposits - Time>$100,000            356,281       34,308       --          390,589          9.6%          9.6%
Deposits - Time<$100,000            486,024       24,471       --          510,495          5.0%          5.0%
                                 ----------   ----------   ----------   ----------
   Total deposits                $1,494,577       96,091       --        1,590,668          6.4%          6.4%
                                 ==========   ==========   ==========   ==========

     The Company experienced strong loan and deposit growth during the first half of 2006, with loans increasing by $153 million, or 20.8% on an annualized basis, and deposits increasing by $96 million, or 13.0% on an annualized basis. For the twelve months preceding June 30, 2006, the Company's loans increased by $210 million, or 14.7% and deposits increased $120 million, or 8.1%. The Company opened two de novo branches and two loan production offices in 2005, while in the first half of 2006, the Company opened one loan production office and upgraded one loan production office to a full service branch, which has contributed to the internal growth. In the second half of 2006, the Company plans to open two de novo branches and convert two loan production offices to full service branches. Additionally, the Company completed a branch purchase of $20 million in deposits (no loans) in July 2006 and expects to complete the purchase of another branch in September 2006 with approximately $25 million in deposits and $5 million in loans.

     The mix of the Company's loan portfolio remains substantially the same at June 30, 2006 compared to December 31, 2005 with approximately 86% of the Company's loans being real estate loans, 9% being commercial, financial, and agricultural loans, and the remaining 5% being consumer installment loans. The majority of the Company's real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Nonperforming Assets

     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. Nonperforming assets are summarized as follows:

                                               June 30,       December 31,     June 30,
 ($ in thousands)                                2006            2005            2005
-----------------------------------------------------------------------------------------
Nonperforming loans:
   Nonaccrual loans                          $      3,973           1,640           3,806
   Restructured loans                                  12              13              15
   Accruing loans > 90 days past due                   --              --              --
                                             ------------    ------------    ------------
Total nonperforming loans                           3,985           1,653           3,821
Other assets - primarily other real estate          2,024           1,421           2,520
                                             ------------    ------------    ------------

Total nonperforming assets                   $      6,009           3,074           6,341
                                             ============    ============    ============

Nonperforming loans to total loans                   0.24%           0.11%           0.27%
Nonperforming assets as a percentage of
   loans and other real estate                       0.37%           0.21%           0.44%
Nonperforming assets to total assets                 0.30%           0.17%           0.36%
Allowance for loan losses to total loans             1.08%           1.06%           1.10%


    Management has reviewed the collateral for the nonperforming assets, including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

     Nonperforming loans (which includes nonaccrual loans and restructured loans) as of June 30, 2006, December 31, 2005, and June 30, 2005 totaled $3,985,000, $1,653,000, and $3,821,000, respectively. Nonperforming loans as a percentage of total loans amounted to 0.24%, 0.11%, and 0.27%, at June 30, 2006, December 31, 2005, and June 30, 2005, respectively. The variances in the dollar amount of nonperforming loans among the periods has been primarily due to changes in nonaccrual loans, as restructured loans have not changed significantly. In the fourth quarter of 2005, the collection process for several of the Company's largest nonaccrual loan relationships reached a conclusion and their principal balances were reduced to zero either as a result of cash received or the recording of a charge-off. This resulted in the amount of the Company's nonperforming loans at December 31, 2005 reaching their lowest level in over five years. In 2006, the Company has experienced more typical activity within its nonaccrual loan category, and the amount of nonaccrual loans increased to more normal levels. Although nonperforming loans increased from December 31, 2005 to June 30, 2006, the 0.24% ratio of nonperforming loans to total loans at June 30, 2006 is lower than the 0.27% ratio at June 30, 2005 and compares favorably to industry averages. The largest nonaccrual relationship at June 30, 2006 amounted to $338,000.

     At June 30, 2006, December 31, 2005, and June 30, 2005, the recorded investment in loans considered to be impaired was $1,225,000, $338,000, and $1,956,000, respectively, all of which were on nonaccrual status. At June 30,
2006, December 31, 2005, and June 30, 2005, the related allowance for loan losses for all impaired loans was $311,000, $100,000, and $629,000, respectively. At June 30, 2006, December 31, 2005, and June 30, 2005, there was $618,000, $0, and $178,000 in impaired loans for which there was no related allowance. The average recorded investments in impaired loans during the six month period ended June 30, 2006, the year ended December 31, 2005, and the six months ended June 30, 2005 were approximately $782,000, $1,474,000, and $1,891,000, respectively. For the same periods, the Company recognized no interest income on those loans during the period that they were considered to be impaired.

     Other nonperforming assets - primarily other real estate - amounted to $2,024,000, $1,421,000, and $2,520,000 at June 30, 2006, December 31, 2005 and
June 30, 2005, respectively. Included in this category at June 30, 2006 was the aforementioned $240,000 merchant card receivable - see additional information in the "Components of

Earnings" section above within the discussion of noninterest income. The Company's management has reviewed recent appraisals of its other real estate and believes that their fair values, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented. In July 2006, the Company completed the sale of two pieces of its other real estate totaling $440,000 at a total gain of approximately $50,000.

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

     The provision for loan losses amounted to $1,400,000 in the second quarter of 2006 compared to $845,000 in the second quarter of 2005, and the provision for loan losses for the first six months of 2006 was $2,415,000 compared to $1,425,000 for the first six months of 2005. The increases are primarily the result of the strong loan growth realized in 2006, as asset quality ratios remained stable. Loan growth was $153 million in the first half of 2006 compared to $59 million in the first half of 2005. The Company's ratio of annualized net charge-offs to average loans amounted to 6 basis points for the first half of 2006 compared to 8 basis points for the first half of 2005. The Company's ratio of nonperforming assets to total assets was 0.30% at June 30, 2006 compared to 0.36% at June 30, 2005.

     At June 30, 2006, the allowance for loan losses amounted to $17,642,000, compared to $15,716,000 at December 31, 2005 and $15,622,000 at June 30, 2005.
The allowance for loan losses as a percentage of total loans did not vary significantly among the periods presented, amounting to 1.08% at June 30, 2006, 1.06% at December 31, 2005, and 1.10% at June 30, 2005.

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

                                                                Six Months     Twelve Months     Six Months
                                                                  Ended           Ended            Ended
                                                                 June 30,       December 31,      June 30,
($ in thousands)                                                   2006            2005             2005
                                                                -----------     -----------     -----------
Loans outstanding at end of period                              $ 1,635,899       1,482,611       1,425,856
                                                                ===========     ===========     ===========
Average amount of loans outstanding                             $ 1,554,763       1,422,419       1,396,167
                                                                ===========     ===========     ===========

Allowance for loan losses, at
   beginning of period                                          $    15,716          14,717          14,717

       Total charge-offs                                               (613)         (2,363)           (680)
       Total recoveries                                                 124             322             160
                                                                -----------     -----------     -----------
            Net charge-offs                                            (489)         (2,041)           (520)
                                                                -----------     -----------     -----------

Additions to the allowance charged to expense                         2,415           3,040           1,425
                                                                -----------     -----------     -----------

Allowance for loan losses, at end of period                     $    17,642          15,716          15,622
                                                                ===========     ===========     ===========

Ratios:
   Net charge-offs (annualized) as a percent of average loans          0.06%           0.14%           0.08%
   Allowance for loan losses as a
         percent of  loans at end of period                            1.08%           1.06%           1.10%

     Based on the results of the Company's loan analysis and grading program and management's evaluation of the allowance for loan losses at June 30, 2006, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2005.

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

     In addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources - 1) an approximately $398 million line of credit with the Federal Home Loan Bank (of which $128 million was outstanding at June 30, 2006), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at June 30, 2006), and 3) an approximately $71 million line of credit through the Federal Reserve Bank of Richmond's discount window (none of which was outstanding at June 30, 2006).

     The Company's liquidity decreased slightly from December 31, 2005 to June 30, 2006, as a result of loan growth that exceeded deposit growth during the first half of the year. Loans increased during the first half of 2006 by $153 million compared to deposit growth of $96 million. The Company's loan to deposit ratio was 102.8% at June 30, 2006 compared to 99.2% at December 31, 2005. The higher growth in loans compared to deposits is the primary factor in the Company increasing its outstanding borrowings from $100 million at December 31, 2005 to $195 million at June 30, 2006.

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

     See Note 10 to the Consolidated Financial Statements above for information related to a tax contingency

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

     Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. The Company has not engaged in significant derivative activities through June 30, 2006, and has no current plans to do so.

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

     At June 30, 2006, the Company's capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents the Company's capital ratios and the regulatory minimums discussed above for the periods indicated.

                                                       June 30,      December 31,      June 30,
                                                         2006            2005            2005
                                                     ------------    ------------    ------------
Risk-based capital ratios:
   Tier I capital to Tier I risk adjusted assets            10.55%          10.52%          10.81%
   Minimum required Tier I capital                           4.00%           4.00%           4.00%

   Total risk-based capital to
         Tier II risk-adjusted assets                       12.27%          11.51%          11.83%
   Minimum required total risk-based capital                 8.00%           8.00%           8.00%

Leverage capital ratios:
   Tier I leverage capital to
       adjusted most recent quarter average assets           9.04%           8.62%           8.73%
   Minimum required Tier I leverage capital                  4.00%           4.00%           4.00%


     The Company's capital ratios decreased from June 30, 2005 to December 31, 2005 primarily as a result of the Company's strong balance sheet growth. In April 2006, the Company issued an additional $25 million in trust preferred securities, which qualify as regulatory capital and resulted in an increase to the Company's capital ratios.

     The Company's bank subsidiary is also subject to similar capital requirements as those discussed above. The bank subsidiary's capital ratios do not vary materially from the Company's capital ratios presented above. At June 30, 2006, the Company's bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

  SHARE REPURCHASES

      During the second quarter of 2006, the Company repurchased 53,000 shares of its common stock at an average price of $20.97 per share. At June 30, 2006, the Company had approximately 262,000 shares available for repurchase under existing authority from its board of directors. The Company may repurchase these shares in open market and privately negotiated transactions, as market conditions and the Company's liquidity warrant, subject to compliance with applicable regulations. See also Part II, Item 2 "Unregistered Sales of Equity Securities and Use of Proceeds."


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

     Using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are included in the period of their expected call), at June 30, 2006 the Company had $369.5 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at June 30, 2006 subject to interest rate changes within one year are deposits totaling $221.9 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators. Interest rate caps and floors which are in place for a portion of the Company's variable rate loans can also impact its repricing characteristics.

     Overall, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in near term net interest income from falling interest rates. Generally, when rates change, the Company's interest-sensitive assets that are subject to  adjustment  reprice  immediately  at the full  amount of the change, while the Company's interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. The net effect is that in the twelve month horizon, as rates change, the impact of having a higher level of interest-sensitive liabilities is substantially negated by the later and typically lower proportionate change these liabilities experience compared to interest sensitive assets. The general discussion in this paragraph applies most directly in a "normal" interest rate environment in which longer term maturity instruments carry higher interest rates than short term maturity instruments, and is less applicable in periods in which there is a "flat" interest rate curve, which is discussed in the following paragraph.

     Since the second half of 2004, the Federal Reserve has increased the discount rate 17 times totaling 425 basis points. However the impact of these rate increases has not had an equal effect on short-term interest rates and long-term interest rates in the marketplace. In the marketplace, short-term rates have risen by a significantly higher amount than have longer-term interest rates. For example, from June 30, 2004 to June 30, 2006, the interest rate on three-month treasury bills rose by 371 basis points, whereas the interest rate for seven-year treasury notes increased by just 95 basis points. This has resulted in what economists refer to as a "flat yield curve", which means that short-term interest rates are substantially the same as long-term interest rates. This is an unfavorable interest rate environment for many banks, including the Company, as short-term interest rates generally drive the Company's deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge, as they have recently (particularly in the last six months), the "profit" spread the Company realizes between loan yields and deposit rates narrows, which reduces the Company's net interest margin.

     In addition to the negative impact of the flat yield curve interest rate environment, the Company's net interest margin has also been negatively impacted by the mix of the Company's deposit growth being more concentrated in the categories of time deposits and time deposits greater than $100,000. These are the Company's highest cost categories of deposits and adjust upwards when rates change to a greater extent than the Company's other categories of deposits.

     The factors just discussed are the primary reasons for the Company experiencing a decline in its net interest margin for the second consecutive quarter. The Company's net interest margin was 4.37% in the fourth quarter of 2005, 4.33% in the first quarter of 2006 and 4.22% in the second quarter of 2006. Based on rate projections the Company has reviewed, the Company expects its net interest margin to continue to experience compression for each of the two remaining quarters of 2006.

     The Company has no market risk sensitive instruments held for trading purposes, nor does it maintain any foreign currency positions.

     See additional discussion of the Company's net interest margin in the "Components of Earnings" section above.

Item 4.  Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are our controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports with the SEC is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is communicated to our management to allow timely decisions regarding required disclosure. Based on the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in allowing timely decisions regarding disclosure to be made about material information required to be included in our periodic reports with the SEC. In addition, no change in our internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

     Part I of this report contains statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," or other statements concerning opinions or judgment of the Company and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers, the Company's level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions. For additional information that could affect the matters discussed in this paragraph, see the "Risk Factors" section of the Company's 2005 Annual Report on Form 10-K.

Part II.  Other Information

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

                                          Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------------------------------------------
                                                                           Total Number of
                                                                         Shares Purchased as    Maximum Number of
                                                                          Part of Publicly    Shares that May Yet Be
                        Total Number of Shares  Average Price Paid per   Announced Plans or    Purchased Under the
         Period              Purchased                   Share                Programs         Plans or Programs (1)
-----------------------    ---------------         ---------------        ---------------      --------------------
April 1, 2006 to April
    30, 2006                        --                      --                   --                   315,015
May 1, 2006 to May 31,
    31, 2006                    20,000                   21.06                 20,000                 295,015
June 1, 2006 to June
    30, 2006                    33,000                   20.92                 33,000                 262,015
                           ---------------         ---------------        ---------------        ---------------
Total                           53,000                   20.97                 53,000                 262,015(2)
                           ===============         ===============        ===============        ===============

Footnotes to the Above Table
----------------------------
(1) All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its Board of Directors had approved the repurchase of 375,000 shares of the Company's common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the Company has determined to terminate prior to expiration, or under which the Company does not intend to make further purchases.

(2) The above table above does not include shares that were used by option holders to satisfy the exercise price of the Company's call options issued by the Company to its employees and directors pursuant to the Company's stock option plans. There were no such exercises during the three months ended June 30, 2006.

Item 4 - Submission of Matters to a Vote of Security Holders

      The following proposal was considered and acted upon at the annual meeting of shareholders of the Company held on May 3, 2006:

           Proposal 1
           A proposal to elect eighteen (18) directors to serve until the next annual meeting of shareholders and until their successors are elected and qualified.

                                                         Voted        Withheld
           Nominee                                        For         Authority
           -------                                    ----------      ---------

           Jack D. Briggs                             11,972,114         98,978
           R. Walton Brown                            11,982,139         88,593
           H. David Bruton, M.D.                      11,975,233         95,859
           David L. Burns                             11,981,399         89,693
           John F. Burns                              11,863,703        207,389
           Mary Clara Capel                           11,982,579         88,513
           Goldie Wallace-Gainey                      10,753,809      1,317,283
           James H. Garner                            11,939,170        131,922
           James G. Hudson, Jr.                       11,981,995         89,097
           Jerry L. Ocheltree                         11,980,291         90,801
           George R. Perkins, Jr.                     11,669,059        402,033
           Thomas F. Philips                          11,918,262        152,830
           Edward T. Taws                             11,976,452         94,640
           Frederick L. Taylor II                     11,943,771        127,321
           Virginia C. Thomasson                      11,981,387         89,705
           A. Jordan Washburn                         11,977,503         93,589
           Dennis A. Wicker                           11,973,880         97,212
           John C. Willis                             11,976,162         94,930


         Proposal 2

         A proposal to ratify the appointment of Elliott Davis, PLLC as the independent registered public accounting firm of the Company for 2006.

         For   11,887,304        Against   124,074       Abstain  59,713
               ----------                  -------                ------

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




                                                FIRST BANCORP


             August 8, 2006                     BY:   James H. Garner
                                                ---------------------------
                                                      James H. Garner
                                                 President, Chief Executive
                                                          Officer
                                                (Principal Executive Officer),
                                                   Treasurer and Director


             August 8, 2006                     BY:   Anna G. Hollers
                                                ---------------------------
                                                      Anna G. Hollers
                                                  Executive Vice President,
                                                  Chief Operating Officer
                                                        and Secretary


             August 8, 2006                     BY:   Eric P. Credle
                                                ---------------------------
                                                      Eric P. Credle
                                                    Senior Vice President
                                                and Chief Financial Officer