Form 10-Q
period 2006-09-30
FIRST BANCORP /NC/
filed 2006-11-09
CIK 811589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             -----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 2006

                             -----------------------

                         Commission File Number 0-15572


                                  FIRST BANCORP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          North Carolina                                      56-1421916
---------------------------------------                  ----------------------
      (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                     Identification Number)


341 North Main Street, Troy, North Carolina                  27371-0508
-------------------------------------------              ----------------------
  (Address of Principal Executive Offices)                    (Zip Code)

(Registrant's telephone number, including area code)      (910) 576-6171
                                                         ----------------------


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

The number of shares of the registrant's Common Stock outstanding on November 1, 2006 was 14,325,735.

================================================================================

                                      INDEX
                         FIRST BANCORP AND SUBSIDIARIES


                                                                            Page

Part I.  Financial Information

Item 1 - Financial Statements

   Consolidated Balance Sheets -
   September 30, 2006 and 2005
   (With Comparative Amounts at December 31, 2005)                            3

   Consolidated Statements of Income -
   For the Periods Ended September 30, 2006 and 2005                          4

   Consolidated Statements of Comprehensive Income -
   For the Periods Ended September 30, 2006 and 2005                          5

   Consolidated Statements of Shareholders' Equity -
   For the Periods Ended September 30, 2006 and 2005                          6

   Consolidated Statements of Cash Flows -
   For the Periods Ended September 30, 2006 and 2005                          7


   Notes to Consolidated Financial Statements                                 8

 Item 2 - Management's Discussion and Analysis of Consolidated
           Results of Operations and Financial Condition                     18

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk         32

 Item 4 - Controls and Procedures                                            33

Part II.  Other Information

 Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds        34

 Item 6 - Exhibits                                                           34

 Signatures                                                                  35

Part I.  Financial Information
Item 1 - Financial Statements


                                 First Bancorp and Subsidiaries
                                   Consolidated Balance Sheets


                                                      September 30,   December 31,  September 30,
($ in thousands-unaudited)                                2006       2005 (audited)     2005
------------------------------------------------------------------------------------------------
ASSETS
Cash & due from banks, noninterest-bearing             $    35,931         32,985         21,853
Due from banks, interest-bearing                            83,571         41,655         47,402
Federal funds sold                                          24,212         28,883         28,586
                                                       -----------    -----------    -----------
     Total cash and cash equivalents                       143,714        103,523         97,841
                                                       -----------    -----------    -----------

Securities available for sale (costs of $127,353,
     $114,662, and $115,686)                               125,950        113,613        115,622

Securities held to maturity (fair values of $14,326,
      $14,321, and $12,820)                                 14,270         14,172         12,799

Presold mortgages in process of settlement                   3,145          3,347          3,586

Loans                                                    1,696,835      1,482,611      1,446,185
   Less: Allowance for loan losses                         (18,465)       (15,716)       (15,879)
                                                       -----------    -----------    -----------
   Net loans                                             1,678,370      1,466,895      1,430,306
                                                       -----------    -----------    -----------

Premises and equipment                                      43,207         34,840         33,395
Accrued interest receivable                                 11,368          8,947          7,779
Goodwill                                                    49,489         47,247         47,247
Other intangible assets                                      2,229          1,980          2,053
Other                                                        6,716          6,486          7,406
                                                       -----------    -----------    -----------
        Total assets                                   $ 2,078,458      1,801,050      1,758,034
                                                       ===========    ===========    ===========

LIABILITIES
Deposits: Demand - noninterest-bearing                 $   212,509        194,051        192,399
          Savings, NOW, and money market                   497,097        458,221        460,709
          Time deposits of $100,000 or more                411,178        356,281        349,620
          Other time deposits                              544,118        486,024        472,800
                                                       -----------    -----------    -----------
               Total deposits                            1,664,902      1,494,577      1,475,528
Repurchase agreements                                       32,804         33,530         12,409
Borrowings                                                 200,013        100,239        101,239
Accrued interest payable                                     5,382          3,835          3,543
Other liabilities                                           12,268         13,141         14,386
                                                       -----------    -----------    -----------
     Total liabilities                                   1,915,369      1,645,322      1,607,105
                                                       -----------    -----------    -----------

SHAREHOLDERS' EQUITY
Common stock, No par value per share
     Issued and outstanding: 14,310,335,
         14,229,148, and 14,196,987 shares                  55,394         54,121         53,574
Retained earnings                                          108,803        102,507         97,655
Accumulated other comprehensive income (loss)               (1,108)          (900)          (300)
                                                       -----------    -----------    -----------
     Total shareholders' equity                            163,089        155,728        150,929
                                                       -----------    -----------    -----------
          Total liabilities and shareholders' equity   $ 2,078,458      1,801,050      1,758,034
                                                       ===========    ===========    ===========

See notes to consolidated financial statements.



                                              First Bancorp and Subsidiaries
                                            Consolidated Statements of Income


                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30,                   September 30,
                                                             ----------------------------    ----------------------------
($ in thousands, except share data-unaudited)                    2006            2005            2006            2005
-------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                   $     31,727          24,240          87,704          68,331
Interest on investment securities:
     Taxable interest income                                        1,456           1,315           4,187           3,881
     Tax-exempt interest income                                       140             114             394             360
Other, principally overnight investments                              584             398           1,652           1,117
                                                             ------------    ------------    ------------    ------------
     Total interest income                                         33,907          26,067          93,937          73,689
                                                             ------------    ------------    ------------    ------------

INTEREST EXPENSE
Savings, NOW and money market                                       1,976           1,042           4,944           2,881
Time deposits of $100,000 or more                                   4,668           3,015          12,519           8,085
Other time deposits                                                 5,646           3,532          15,082           9,013
Other, primarily borrowings                                         2,576           1,126           6,054           3,066
                                                             ------------    ------------    ------------    ------------
     Total interest expense                                        14,866           8,715          38,599          23,045
                                                             ------------    ------------    ------------    ------------

Net interest income                                                19,041          17,352          55,338          50,644
Provision for loan losses                                           1,215             690           3,630           2,115
                                                             ------------    ------------    ------------    ------------
Net interest income after provision
   for loan losses                                                 17,826          16,662          51,708          48,529
                                                             ------------    ------------    ------------    ------------

NONINTEREST INCOME
Service charges on deposit accounts                                 2,323           2,180           6,622           6,333
Other service charges, commissions and fees                         1,102             961           3,426           2,950
Fees from presold mortgages                                           278             328             789             851
Commissions from sales of insurance and financial products            357             388           1,121             997
Data processing fees                                                   40              38             113             243
Securities gains                                                       --              --             205               2
Other gains (losses)                                               (1,646)           (116)         (2,024)           (175)
                                                             ------------    ------------    ------------    ------------
     Total noninterest income                                       2,454           3,779          10,252          11,201
                                                             ------------    ------------    ------------    ------------

NONINTEREST EXPENSES
Salaries                                                            6,062           5,402          17,581          16,167
Employee benefits                                                   1,892           1,407           5,459           4,712
                                                             ------------    ------------    ------------    ------------
   Total personnel expense                                          7,954           6,809          23,040          20,879
Net occupancy expense                                                 895             797           2,569           2,259
Equipment related expenses                                            877             744           2,506           2,207
Intangibles amortization                                              100              71             221             217
Other operating expenses                                            3,709           3,065          10,992           9,899
                                                             ------------    ------------    ------------    ------------
     Total noninterest expenses                                    13,535          11,486          39,328          35,461
                                                             ------------    ------------    ------------    ------------

Income before income taxes                                          6,745           8,955          22,632          24,269
Income taxes                                                        2,373           9,646           8,474          15,592
                                                             ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                            $      4,372            (691)         14,158           8,677
                                                             ============    ============    ============    ============


Earnings (loss) per share:
     Basic                                                   $       0.31           (0.05)           0.99            0.61
     Diluted                                                         0.30           (0.05)           0.98            0.60


Weighted average common shares outstanding:
     Basic                                                     14,294,948      14,186,887      14,281,964      14,150,527
     Diluted                                                   14,421,380      14,186,887      14,425,347      14,353,169

See notes to consolidated financial statements.

                                                                                                                   Page 4

                                First Bancorp and Subsidiaries
                       Consolidated Statements of Comprehensive Income

                                                     Three Months Ended    Nine Months Ended
                                                       September 30,         September 30,
                                                     ------------------    ------------------
($ in thousands-unaudited)                            2006       2005       2006       2005
---------------------------------------------------------------------------------------------
Net income (loss)                                    $ 4,372       (691)    14,158      8,677
                                                     -------    -------    -------    -------
Other comprehensive income (loss):
   Unrealized gains (losses) on securities
     available for sale:
     Unrealized holding gains (losses) arising
        during the period, pretax                      1,568       (824)      (149)    (1,252)
           Tax benefit (expense)                        (613)       322         57        491
     Reclassification to realized gains                   --         --       (205)        (2)
           Tax expense                                    --         --         79          1
   Adjustment to minimum pension liability:
     Additional pension charge related to unfunded
       pension liability                                  --         --         16        (90)
     Tax benefit (expense)                                --         --         (6)        35
                                                     -------    -------    -------    -------
Other comprehensive income (loss)                        955       (502)      (208)      (817)
                                                     -------    -------    -------    -------

Comprehensive income (loss)                          $ 5,327     (1,193)    13,950      7,860
                                                     =======    =======    =======    =======

See notes to consolidated financial statements.


                                                                                       Page 5

                                             First Bancorp and Subsidiaries
                                     Consolidated Statements of Shareholders' Equity

                                                                                           Accumulated
                                                    Common Stock                              Other           Share-
                                            ----------------------------      Retained     Comprehensive      holders'
(In thousands, except per share - unaudited)   Shares          Amount         Earnings     Income (Loss)      Equity
-----------------------------------------------------------------------------------------------------------------------
Balances, January 1, 2005                         14,084    $     51,614          96,347            517         148,478

Net income                                                                         8,677                          8,677
Cash dividends declared ($0.52 per share)                                         (7,369)                        (7,369)
Common stock issued under
     stock option plan                                58             656                                            656
Common stock issued into
     dividend reinvestment plan                       55           1,204                                          1,204
Tax benefit realized from exercise of
   nonqualified stock options                         --             100                                            100
Other comprehensive loss                                                                           (817)           (817)
                                            ------------    ------------    ------------   ------------    ------------

Balances, September 30, 2005                      14,197    $     53,574          97,655           (300)        150,929
                                            ============    ============    ============   ============    ============

Balances, January 1, 2006                         14,229    $     54,121         102,507           (900)        155,728

Net income                                                                        14,158                         14,158
Cash dividends declared ($0.55 per share)                                         (7,862)                        (7,862)
Common stock issued under
     stock option plan                                77             758                                            758
Common stock issued into
     dividend reinvestment plan                       57           1,219                                          1,219
Purchases and retirement of common stock             (53)         (1,112)                                        (1,112)
Tax benefit realized from exercise of
   nonqualified stock options                         --              94                                             94
Stock-based compensation                              --             314                                            314
Other comprehensive loss                                                                           (208)           (208)
                                            ------------    ------------    ------------   ------------    ------------

Balances, September 30, 2006                      14,310    $     55,394         108,803         (1,108)        163,089
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

                                                                                                                  Page 6

                                   First Bancorp and Subsidiaries
                               Consolidated Statements of Cash Flows

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                             ----------------------
($ in thousands-unaudited)                                                      2006         2005
---------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                   $  14,158        8,677
Reconciliation of net income to net cash provided by operating activities:
     Provision for loan losses                                                   3,630        2,115
     Net security premium amortization                                              69           83
     Gain on sale of securities available for sale                                (205)          (2)
     Other losses                                                                  124          175
     Net loan origination fees (costs) deferred                                    263         (288)
     Depreciation of premises and equipment                                      2,118        2,005
     Tax benefit from exercise of nonqualified stock options                        --          100
     Stock-based compensation expense                                              314           --
     Amortization of intangible assets                                             221          217
     Deferred income tax benefit                                                (1,555)        (224)
     Originations of presold mortgages in process of settlement                (48,413)     (54,838)
     Proceeds from sales of presold mortgages in process of settlement          48,615       53,023
     Increase in accrued interest receivable                                    (2,386)        (947)
     Decrease in other assets                                                    2,849        1,912
     Increase in accrued interest payable                                        1,469          866
     Increase (decrease) in other liabilities                                   (1,005)       7,196
                                                                             ---------    ---------
          Net cash provided by operating activities                             20,266       20,070
                                                                             ---------    ---------

Cash Flows From Investing Activities
     Purchases of securities available for sale                                (45,182)     (47,755)
     Purchases of securities held to maturity                                   (3,468)          --
     Proceeds from maturities/issuer calls of securities available for sale     31,004       19,355
     Proceeds from maturities/issuer calls of securities held to maturity        3,192        1,171
     Proceeds from sales of securities available for sale                        1,575            8
     Net increase in loans                                                    (210,973)     (82,150)
     Purchases of premises and equipment                                        (9,779)      (5,082)
     Net cash received in purchase of branches                                  34,915           --
                                                                             ---------    ---------
          Net cash used by investing activities                               (198,716)    (114,453)
                                                                             ---------    ---------

Cash Flows From Financing Activities
     Net increase in deposits and repurchase agreements                        125,622       99,169
     Proceeds from borrowings, net                                              99,774        9,000
     Cash dividends paid                                                        (7,714)      (7,206)
     Proceeds from issuance of common stock                                      1,977        1,860
     Purchases and retirement of common stock                                   (1,112)          --
     Tax benefit from exercise of nonqualified stock options                        94           --
                                                                             ---------    ---------
          Net cash provided by financing activities                            218,641      102,823
                                                                             ---------    ---------

Increase in Cash and Cash Equivalents                                           40,191        8,440
Cash and Cash Equivalents, Beginning of Period                                 103,523       89,401
                                                                             ---------    ---------

Cash and Cash Equivalents, End of Period                                     $ 143,714       97,841
                                                                             =========    =========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
     Interest                                                                $  37,130       22,179
     Income taxes                                                               10,915        8,931
Non-cash transactions:
     Unrealized loss on securities available for sale, net of taxes               (218)        (762)
     Foreclosed loans transferred to other real estate                           1,302        2,353

See notes to consolidated financial statements.

                                                                                             Page 7

                         First Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements

(unaudited)    For the Periods Ended September 30, 2006 and 2005
--------------------------------------------------------------------------------

Note 1 - Basis of Presentation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2006 and 2005 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 2006 and 2005. All such adjustments were of a normal, recurring nature. Reference is made to the 2005 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Accounting Policies

     Note 1 to the 2005 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements. The following paragraph updates that information as necessary.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The bulletin is effective for the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to materially impact the Company's consolidated financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (Statement 157), "Fair Value Measurements." Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of Statement 157 to materially impact the Company's consolidated financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (Statement 158), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)." Statement 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions) and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The Company has not fully assessed the impact of the adoption of Statement 158 at this time. However, if the provisions of Statement 158 had been applied as of December 31, 2005, the Company's shareholders' equity would have been reduced by approximately $6.8 million before tax and approximately $4.1 million after tax.

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

Note 3 - Reclassifications

     Certain amounts reported in the period ended September 30, 2005 have been reclassified to conform with the presentation for September 30, 2006. These reclassifications had no effect on net income (loss) or shareholders' equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 - Equity-Based Compensation Plans

     At September 30, 2006, the Company had the following equity-based compensation plans, all of which are stock option plans: the First Bancorp 2004 Stock Option Plan, the First Bancorp 1994 Stock Option Plan, and four plans that were assumed from acquired entities, which are all described below. The Company's shareholders approved all equity-based compensation plans, except for those assumed from acquired companies. As of September 30, 2006, the First Bancorp 2004 Stock Option Plan was the only plan that had shares available for future grants.

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

In April 2004, the Company granted 128,000 options to employees with no vesting requirements. These options were granted without any vesting requirements for two reasons - 1) the options were granted primarily as a reward for past performance and therefore had already been "earned" in the view of the Committee, and 2) to potentially minimize the impact that any change in accounting standards for stock options could have on future years' reported net income. Employee stock option grants since the April 2004 grant have reverted to having five year vesting periods. The Company's options provide for immediate vesting if there is a change in control (as defined in the plans). Under the terms of these two plans, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years. Except for grants to directors (see below), the Company cannot estimate the amount of future stock option grants at this time. In the past, stock option grants to employees have been irregular, generally falling into three categories
- 1) to attract and retain new employees, 2) to recognize changes in responsibilities of existing employees, and 3) to periodically reward exemplary performance. As it relates to directors, the Company has historically granted 2,250 stock options to each of the Company's non-employee directors in June of each year, and expects to continue doing so for the foreseeable future. At September 30, 2006, there were 653,658 options outstanding related to these two plans with exercise prices ranging from $7.83 to $22.12. At September 30, 2006, there were 1,186,840 shares remaining available for grant under the First Bancorp 2004 Stock Option Plan.

     The Company also has four stock option plans as a result of assuming plans of acquired companies. At September 30, 2006, there were 38,586 stock options outstanding in connection with these plans, with option prices ranging from $10.22 to $11.49.

     The Company issues new shares when options are exercised.

     Prior to January 1, 2006, the Company accounted for all of these plans using the intrinsic value method prescribed by Opinion 25 and related interpretations. Because all of the Company's stock options had an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation cost had ever been recognized. On January 1, 2006, the Company adopted Statement 123(R). Statement 123(R) supersedes Opinion 25 (and related interpretations) and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Statement 123(R) permits public companies to adopt its requirements using one of two methods. The "modified prospective" method recognizes compensation expense for all stock options granted after the date of adoption and for all previously granted stock options that become vested after the date of adoption. The "modified retrospective" method includes the requirements of the "modified prospective" method described above, but also permits entities to restate prior period results based on the amounts previously presented under Statement 123 for purposes of pro-forma disclosures. The Company has elected to adopt Statement 123(R) under the "modified prospective" method and accordingly will not restate prior period results.

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

     As noted above, prior to the adoption of Statement 123(R), the Company applied Opinion 25 to account for its stock options. The following table illustrates the effect on net income and earnings per share had the Company accounted for share-based compensation in accordance with Statement 123(R) for the periods indicated:

                                                       Three Months    Three Months     Nine Months     Nine Months
                                                           Ended           Ended            Ended          Ended
                                                       September 30,   September 30,   September 30,   September 30,
(In thousands except per share data)                       2006            2005             2006           2005
                                                       ------------    ------------    ------------    ------------
Net income, as reported                                $      4,372            (691)         14,158           8,677
Add: Stock-based employee compensation expense
     included in reported net income, net of related
     tax effects                                                 22              --             235              --
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                   (22)            (52)           (235)           (284)
                                                       ------------    ------------    ------------    ------------
Pro forma net income                                   $      4,372            (743)         14,158           8,393
                                                       ============    ============    ============    ============


Earnings per share:  Basic-As reported                 $       0.31           (0.05)           0.99            0.61
                     Basic-Pro forma                           0.31           (0.05)           0.99            0.59

                     Diluted-As reported                       0.30           (0.05)           0.98            0.60
                     Diluted-Pro forma                         0.30           (0.05)           0.98            0.58

     For the three and nine month periods ended September 30, 2006, the Company recorded stock-based compensation expense in the income statement of $22,000 and $314,000, respectively, which reduced income before income taxes by those same amounts for the respective periods. The Company recognized no income tax benefits in the income statement related to stock-based compensation for the three month period ended September 30, 2006. The Company recognized $79,000 of income tax benefits in the income statement for the first nine months of 2006. Thus, the impact of stock-based compensation expense on net income for the three months ended September 30, 2006 was to reduce it by $22,000, or less than one cent basic and diluted earnings share. The impact of stock-based compensation expense on net income for the nine months ended September 30, 2006 was to reduce it by $235,000, or approximately 1.6 cents basic and diluted earnings share. The 2006 stock-based compensation expense related to the vesting of several stock option grants made prior to January 1, 2006, as well as a grant of 29,250 options (2,250 options to each non-employee director of the Company) on June 1, 2006 with no vesting requirements. This compensation expense was reflected as an adjustment to cash flows from operating activities on the Company's Consolidated Statement of Cash Flows. At September 30, 2006, the Company had $68,000 of unrecognized compensation costs related to unvested stock options. The cost is expected to be amortized over a weighted-average life of 1.9 years, with $12,000 being expensed in the fourth quarter of 2006, $47,000 being expensed in 2007 equally distributed among each of the four quarters, and $3,000 being expensed in each of 2008, 2009 and 2010, equally distributed among each of the four quarters of each year. In addition, as discussed above, the Company granted 2,250 options, without vesting requirements, to each of its non-employee directors on June 1, 2006 and expects to continue this grant on June 1 of each year thereafter.

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

     The Company's only option grants for the first nine months of 2006 and 2005 were grants of 29,250 and 31,500 options to non-employee directors on June 1, 2006 and 2005, respectively (2,250 option per director). The per share weighted-average fair value of options granted during the nine months ended September 30, 2006 and September 30, 2005, was $6.79, and $6.68, respectively, on the date of the grant using the following weighted-average assumptions:

                                   Nine months ended     Nine months ended
                                   September 30, 2006    September 30, 2005
                                   ------------------    ------------------
     Expected dividend yield             3.30%                 3.07%
     Risk-free interest rate             5.05%                 3.84%
     Expected life                      7 years               7 years
     Expected volatility                 32.56%                32.99%

     The following table presents information regarding the activity during the first nine months of 2006 related to all of the Company's stock options outstanding:

                                                                All Options Outstanding
                                             ------------------------------------------------------------
                                                                               Weighted
                                                                                Average
                                                               Weighted        Remaining       Aggregate
                                               Number of        Average       Contractual   Intrinsic Value
Nine months ended September 30, 2006            Shares      Exercise Price       Term           ($000)
------------------------------------------   ------------    ------------    ------------    ------------
Outstanding at the beginning of the period        746,882    $      15.75
Granted during the period                          29,250           21.83
Exercised during the period                        79,388           10.08
Forfeited or expired during the period              4,500            6.55
                                             ------------
Outstanding at end of period                      692,244    $      16.72      5.5 years     $      2,532
                                             ============    ============    ============    ============

Exercisable at September 30, 2006                 671,744    $      16.73      5.4 years     $      2,452
                                             ============    ============    ============    ============

     The Company received $758,000 and $656,000 as a result of stock option exercises during the nine months ended September 30, 2006 and 2005, respectively. The intrinsic value of the stock options exercised during the nine months ended September 30, 2006 and 2005 was $882,000 and $654,000, respectively. The Company recorded $94,000 and $100,000 in associated tax benefits from the exercise of nonqualified stock options during the nine months ended September 30, 2006 and 2005, respectively. In accordance with Statement 123(R), this benefit is included as a financing activity in the accompanying Statements of Cash Flows for periods subsequent to the adoption of Statement 123(R), but continues to be reported as an operating activity in periods prior to its adoption.

     The following table presents information regarding the activity during the first nine months of 2006 related to the Company's stock options outstanding that are nonvested:

                                                                       Nonvested Options
                                                               ----------------------------------
                                                                                  Weighted-Average
                                                                  Number of         Grant-Date
Nine months ended September 30, 2006                               Shares            Fair Value
------------------------------------------------------------   ---------------    ---------------
Nonvested options outstanding at the beginning of the period            67,999    $          4.75
Granted during the period                                                   --                 --
Vested during the period                                               (47,499)              4.60
Forfeited  or expired during the period                                     --                 --
                                                               ---------------
Nonvested options outstanding at end of period                          20,500    $          5.05
                                                               ===============

Note 5 - Earnings Per Share

     Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share includes the potentially dilutive effects of the Company's stock option plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                  For the Three Months Ended September 30,
                                ----------------------------------------------------------------------------
                                                2006                                    2005
                                ------------------------------------   -------------------------------------
                                  Income       Shares                    Income        Shares
($ in thousands except per        (Numer-     (Denom-     Per Share     (Numer-       (Denom-     Per Share
    share amounts)                 ator)       inator)      Amount        ator)        inator)      Amount
-----------------------------   ----------   ----------   ----------   ----------    ----------   ----------
Basic EPS
  Net income (loss)             $    4,372   14,294,948   $     0.31   $     (691)   14,186,887   $    (0.05)
                                                          ==========                              ==========

Effect of Dilutive Securities           --      126,432                        --            --
                                ----------   ----------                ----------    ----------

Diluted EPS                     $    4,372   14,421,380   $     0.30   $     (691)   14,186,887   $    (0.05)
                                ==========   ==========   ==========   ==========    ==========   ==========
                                                    For the Nine Months Ended September 30,
                                ----------------------------------------------------------------------------
                                                2006                                    2005
                                ------------------------------------   -------------------------------------
                                  Income       Shares                    Income        Shares
($ in thousands except per        (Numer-     (Denom-     Per Share     (Numer-       (Denom-     Per Share
    share amounts)                 ator)       inator)      Amount        ator)        inator)      Amount
-----------------------------   ----------   ----------   ----------   ----------    ----------   ----------
Basic EPS
  Net income                    $   14,158   14,281,964   $     0.99   $    8,677    14,150,527   $     0.61
                                                          ==========                              ==========

Effect of Dilutive Securities           --      143,383                        --       202,642
                                ----------   ----------                ----------    ----------

Diluted EPS                     $   14,158   14,425,347   $     0.98   $    8,677    14,353,169   $     0.60
                                ==========   ==========   ==========   ==========    ==========   ==========

     For the three and nine months ended September 30, 2006, there were 220,980 options that were antidilutive because the exercise price exceeded the average market price for the period. Because the Company reported a net loss for the three months ended September 30, 2005, all options are considered to be anti-dilutive. If the Company had reported net income for the three months ended September 30, 2005, the "Effect of Dilutive Securities" in the table above would have been 170,840 shares. There were no antidilutive options for the nine months ended September 30, 2005. Antidilutive options have been omitted from the calculation of diluted earnings per share for the respective periods.

Note 6 - Asset Quality Information

     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. Nonperforming assets are summarized as follows:

                                                September 30,   December 31,    September 30,
($ in thousands)                                    2006            2005            2005
--------------------------------------------    ------------    ------------    ------------
Nonperforming loans:
   Nonaccrual loans                             $      5,170           1,640           3,330
   Restructured loans                                     11              13              14
   Accruing loans > 90 days past due                      --              --              --
                                                ------------    ------------    ------------
Total nonperforming loans                              5,181           1,653           3,344
Other real estate                                      1,799           1,421           2,023
                                                ------------    ------------    ------------

Total nonperforming assets                      $      6,980           3,074           5,367
                                                ============    ============    ============

Nonperforming loans to total loans                      0.31%           0.11%           0.23%
Nonperforming assets as a percentage of loans
   and other real estate                                0.41%           0.21%           0.37%
Nonperforming assets to total assets                    0.34%           0.17%           0.31%
Allowance for loan losses to total loans                1.09%           1.06%           1.10%

--------------------------------------------------------------------------------

Note 7 - Deferred Loan Fees

     Loans are shown on the Consolidated Balance Sheets net of net deferred loan costs (fees) of ($79,000), $184,000, and $75,000 at September 30, 2006, December
31, 2005, and September 30, 2005, respectively.

Note 8 - Goodwill and Other Intangible Assets

     The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of September 30, 2006, December 31, 2005, and September 30, 2005 and the carrying amount of unamortized intangible assets as of those same dates.

                                September 30, 2006           December 31, 2005             September 30, 2005
                           ---------------------------   ---------------------------   ---------------------------
                          Gross Carrying  Accumulated   Gross Carrying  Accumulated   Gross Carrying  Accumulated
($ in thousands)              Amount      Amortization      Amount      Amortization      Amount      Amortization
------------------------   ------------   ------------   ------------   ------------   ------------   ------------
Amortizable intangible
   assets:
   Customer lists          $        394            139            394            115            394            108
   Noncompete agreements             50             50             50             50             50             50
   Core deposit premiums          2,945          1,208          2,441          1,011          2,441            945
                           ------------   ------------   ------------   ------------   ------------   ------------
        Total              $      3,389          1,397          2,885          1,176          2,885          1,103
                           ============   ============   ============   ============   ============   ============

Unamortizable intangible
   assets:
   Goodwill                $     49,489                        47,247                        47,247
                           ============                  ============                  ============
   Pension                 $        237                           273                           273
                           ============                  ============                  ============

     Amortization expense totaled $100,000 and $71,000 for the three months ended September 30, 2006 and 2005, respectively. Amortization expense totaled $221,000 and $217,000 for the nine months ended September 30, 2006 and 2005, respectively.

     The following table presents the estimated amortization expense for each of the five calendar years ending December 31, 2010 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

                                            Estimated Amortization
              (Dollars in thousands)               Expense
              ----------------------        ----------------------
                       2006                      $       323
                       2007                              374
                       2008                              316
                       2009                              279
                       2010                              262
                    Thereafter                           658
                                                 -----------
                           Total                 $     2,212
                                                 ===========

Note 9 - Pension Plans

     The Company sponsors two defined benefit pension plans - a qualified retirement plan (the "Pension Plan") which is generally available to all employees, and a Supplemental Executive Retirement Plan (the "SERP Plan"), which is for the benefit of certain senior management executives of the Company.

     The Company recorded pension expense totaling $808,000 and $447,000 for the three months ended September 30, 2006 and 2005, respectively, related to the Pension Plan and the SERP Plan. The following table contains the components of the pension expense for the three months ended September 30, 2006 and 2005.

                                                                   For the Three Months Ended September 30,
                                                ------------------------------------------------------------------------------
                                                   2006          2005         2006         2005       2006 Total    2005 Total
                (in thousands)                 Pension Plan  Pension Plan   SERP Plan    SERP Plan    Both Plans    Both Plans
                                                ----------    ----------    ----------   ----------   ----------    ----------
Service cost - benefits earned during the
 period                                         $      359           284           217           62          576           346
Interest cost on projected benefit obligation          222           192           111           38          333           230
Expected return on plan assets                        (242)         (237)           --           --         (242)         (237)
Net amortization and deferral                           57            86            84           22          141           108
                                                ----------    ----------    ----------   ----------   ----------    ----------
   Net periodic pension cost                    $      396           325           412          122          808           447
                                                ==========    ==========    ==========   ==========   ==========    ==========

     The Company recorded pension expense totaling $1,970,000 and $1,341,000 for the nine months ended September 30, 2006 and 2005, respectively, related to the Pension Plan and the SERP Plan. The following table contains the components of the pension expense for the nine months ended September 30, 2006 and 2005.

                                                                     For the Nine Months Ended September 30,
                                                ------------------------------------------------------------------------------
                                                   2006          2005         2006         2005       2006 Total    2005 Total
                (in thousands)                 Pension Plan  Pension Plan   SERP Plan    SERP Plan    Both Plans    Both Plans
                                                ----------    ----------    ----------   ----------   ----------    ----------
Service cost - benefits earned during the
 period                                         $    1,041           852           375          186        1,416         1,038
Interest cost on projected benefit obligation          676           576           215          114          891           690
Expected return on plan assets                        (778)         (711)           --           --         (778)         (711)
Net amortization and deferral                          295           258           146           66          441           324
                                                ----------    ----------    ----------   ----------   ----------    ----------
   Net periodic pension cost                    $    1,234           975           736          366        1,970         1,341
                                                ==========    ==========    ==========   ==========   ==========    ==========

     The Company's contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to ensure that the Pension Plan exceeds minimum funding standards at all times according to standards established by the Internal Revenue Service. The contributions are invested to provide for benefits under the Pension Plan. The Company estimates that its contribution to the Pension Plan will be $1,500,000 during 2006.

     The Company's funding policy with respect to the SERP Plan is to fund the related benefits primarily from the operating cash flow of the Company. The Company estimates that its payments to participants in the SERP Plan will be $25,000 in 2006.

     Note 2 includes discussion of a newly issued accounting standard that will impact the Company's accounting for its two defined benefit penion plans.

Note 10 - Contingency

     The Company recorded a loss amount of $6,320,000, or $0.44 per diluted share, in the third quarter of 2005 to accrue for contingent tax loss exposure involving the North Carolina Department of Revenue. In February 2006, the North Carolina Department of Revenue announced a "Settlement Initiative" that offered companies with certain transactions that had been challenged by the North Carolina Department of Revenue the opportunity to resolve such matters with reduced penalties by agreeing to participate in the initiative by June 15, 2006. Although the Company believed that its tax returns complied with the relevant statutes, the Board of Directors of the Company decided that it was in the best interests of the Company to settle this matter by participating in the initiative. Based on the terms of the initiative, the Company estimated that its total liability to settle the matter will be approximately $4.3 million, net of the federal tax benefit, or $2.0 million less than the amount that was originally accrued. Accordingly, in March 2006, the Company adjusted its originally reported 2005 earnings to reflect the impact of this subsequent event by reducing originally reported tax expense for the three and twelve months ended December 31, 2005 by $1,982,000, or $0.14 per diluted share. The Company believes it has fully reserved for this liability and does not have any additional state income tax exposure other than the ongoing interest that will continue to accrue ($65,000 per quarter on an after-tax basis) until the Settlement Initiative is completed and the Company pays the amounts due in accordance with the settlement, which is expected to occur in the first quarter of 2007.

Note 11 - Completed Acquisitions

      The Company completed two branch acquisitions in the third quarter of 2006 as follows:

     (a) On July 7, 2006, the Company completed the purchase of a branch of First Citizens Bank located in Dublin, Virginia. The Company assumed the branch's $21 million in deposits and did not purchase any loans in this transaction. The primary reason for this acquisition was to increase the Company's presence in southwestern Virginia, a market in which the Company already had three branches with a large customer base. The Company paid a deposit premium for the branch of approximately $994,000, all of which is deductible for tax purposes. The identifiable intangible asset associated with the fair value of the core deposit base, as determined by an independent consulting firm, was determined to be $269,000 and is being amortized as expense on an accelerated basis over an eight year period based on an amortization schedule provided by the consulting firm. The remaining intangible asset of $725,000 has been classified as goodwill, and thus is not being systematically amortized, but rather is subject to an annual impairment test. The primary factors that contributed to a purchase price that resulted in recognition of goodwill were the Company's desire to expand its presence in southwestern Virginia with facilities, operations and experienced staff in place. This branch's operations are included in the accompanying Consolidated Statements of Income beginning on the acquisition date of July 7, 2006. Historical pro forma information is not presented due to the immateriality of this transaction to the overall consolidated financial statements of the Company.

     (b) On September 1, 2006, the Company completed the purchase of a branch of Bank of the Carolinas in Carthage, North Carolina. The Company assumed the branch's $24 million in deposits and $6 million in loans. The primary reason for this acquisition was to increase the Company's presence in Moore County, a market in which the Company already had ten branches with a large customer base. The Company paid a deposit premium for the branch of approximately $1,754,000, all of which is deductible for tax purposes. The identifiable intangible asset associated with the fair value of the core deposit base, as determined by an independent consulting firm, was determined to be approximately $235,000 and is being amortized as expense on an accelerated basis over a ten year period based on an amortization schedule provided by the consulting firm. The remaining intangible asset of $1,519,000 has been classified as goodwill, and thus is not being systematically amortized, but rather is subject to an annual impairment test. The primary factors that contributed to a purchase price that resulted in recognition of goodwill were the Company's desire to expand in an existing high-growth market with facilities, operations and experienced staff in place. This branch's operations are included in the accompanying Consolidated Statements of Income beginning on the acquisition date of September 1, 2006. Historical pro forma information is not presented due to the immateriality of this transaction to the overall consolidated financial statements of the Company.

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

     For the Company, the primary identifiable intangible asset typically recorded in connection with a whole-bank or bank branch acquisition is the value of the core deposit intangible, whereas when the Company acquires an insurance agency, the primary identifiable intangible asset is the value of the acquired customer list. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition/runoff, alternative funding costs, deposit servicing costs, and discount rates. The Company typically engages a third party consultant to assist in each analysis. For the whole-bank and bank branch transactions recorded to date, the core deposit intangible in each case has been estimated to have approximately a ten year life, with an accelerated rate of amortization. For insurance agency acquisitions, the identifiable intangible assets related to the customer lists were determined to have a life of ten to fifteen years, with amortization occurring on a straight-line basis.

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


RESULTS OF OPERATIONS

Overview

     The Company recorded net income of $4,372,000, or $0.30 per diluted share for the three months ended September 30, 2006, compared to a net loss of $691,000, or $0.05 per diluted share, recorded in the third quarter of 2005. Net income for the nine months ended September 30, 2006 was $14,158,000, or $0.98 per diluted share, a 63.3% increase in diluted earnings per share from the net income of $8,677,000, or $0.60 per diluted share, reported for the nine months ended September 30, 2005.

     Results for 2006 include the write-off loss of a merchant credit card receivable amounting to $1,900,000, of which $230,000 was recorded in the second quarter of 2006 and the remaining $1,670,000 was recorded in the third quarter of 2006. The after-tax impact on net income for the second quarter of 2006 was $139,000, or $0.01 per diluted share, and the after-tax impact on net income for the third quarter of 2006 was $1,010,000, or $0.07 per diluted share. Results for 2005 include a loss accrual related to income tax exposure amounting to $6,320,000 (after-tax), or $0.44 per diluted share, which was recorded in the third quarter of 2005. Both of these items are discussed in more detail below.

     Growth in loans and deposits was the primary reason for the increases in the Company's net interest income when comparing the three and nine month periods in 2006 to the comparable periods of 2005. Net interest income for the third quarter of 2006 amounted to $19.0 million, a 9.7% increase over the $17.4 million recorded in the third quarter of 2005. Net interest income for the nine months ended September 30, 2006 amounted to $55.3 million, a 9.3% increase over the $50.6 million recorded in the same nine month period in 2005.

     The impact of the growth in loans and deposits on the Company's net interest income was partially offset by declines in the Company's net interest margin (tax-equivalent net interest income divided by average earning assets). The Company's net interest margin for the third quarter of 2006 was 4.12% compared to 4.32% for the third quarter of 2005. The Company's net interest margin for the first nine months of 2006 was 4.22% compared to 4.32% for the same nine months of 2005. The 4.12% net interest margin realized in the third quarter of 2006 was a 10 basis point decrease from the second quarter of 2006 net interest margin of 4.22%, and a 21 basis point decrease from the first quarter of 2006 net interest margin of 4.33%. The compressing margin is primarily due to deposit rates paid by the Company rising by more than loan and investment yields, which is associated with the flat interest rate yield curve currently prevailing in the marketplace. The Company has also been negatively impacted by customers shifting their funds from low cost deposits to higher cost deposits as rates have risen.

     The Company's provision for loan losses amounted to $1,215,000 in the third quarter of 2006, an increase of 76.1% over the $690,000 recorded in the third quarter of 2005. The provision for loan losses for the first nine months of 2006 was $3,630,000, an increase of 71.6% over the $2,115,000 recorded in first nine months of 2005. The higher provisions are a result of the strong loan growth realized in 2006, as asset quality ratios have remained stable and compare favorably to peers. Net internal loan growth was $55 million in the third quarter of 2006 compared to $20 million in the third quarter of 2005, while net internal loan growth was $208 million for the first nine months of 2006 compared to $79 million for the first nine months of 2005. The Company's ratios of annualized net charge-offs to average loans were 11 basis points and 8 basis points for the three and nine month periods in 2006, respectively, compared to 12 basis points and 9 basis points for the three and nine month periods in 2005, respectively. The Company's ratio of nonperforming assets to total assets was 0.34% at September 30, 2006 compared to 0.31% a year earlier.

     Noninterest income amounted to $2,454,000 for the third quarter of 2006, a 35.1% decrease from the $3,779,000 recorded in the third quarter of 2005. Noninterest income for the nine months ended September 30, 2006 amounted to $10,252,000, a decrease of 8.5% from the $11,201,000 recorded in the first nine months of 2005. The decreases in 2006 were caused by the write-off loss of a merchant credit card receivable that is discussed in more detail below.

     Noninterest expenses amounted to $13.5 million in the third quarter of 2006, a 17.8% increase over the $11.5 million recorded in the third quarter of 2005. Noninterest expenses for the nine months ended September 30, 2006 amounted to $39.3 million, a 10.9% increase from the $35.5 million recorded in the first nine months of 2005. The increase in noninterest expenses is primarily attributable to costs associated with the Company's overall growth in loans, deposits and branch network.

     The Company's effective tax rate was approximately 35% and 37% for the three and nine month periods ended September 30, 2006, respectively. The Company recorded a tax benefit of $182,000 in the third quarter of 2006 related to several nonrecurring adjustments that reduced otherwise reported income tax expense. The Company's income tax expense for the three and nine months ended September 30, 2005 included a loss accrual related to income tax exposure amounting to $6,320,000 (after-tax), or $0.44 per diluted share, which was recorded in the third quarter of 2005 and is discussed in more detail below.

     The Company's annualized return on average assets for the third quarter of 2006 was 0.88% compared to (0.16%) for the third quarter of 2005. The Company's annualized return on average assets for the nine months ended September 30, 2006 was 1.00% compared to 0.69% for the comparable period of 2005.

     The Company's annualized return on average equity for the third quarter of 2006 was 10.54% compared to (1.73%) for the third quarter of 2005. The Company's annualized return on average equity for the nine months ended September 30, 2006 was 11.70% compared to 7.49% for the first nine months of 2005.

Components of Earnings

     Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets.

     Net interest income for the three month period ended September 30, 2006 amounted to $19,041,000, an increase of $1,689,000, or 9.7%, from the $17,352,000 recorded in the third quarter of 2005. Net interest income on a taxable equivalent basis for the three months ended September 30, 2006, amounted to $19,174,000, an increase of $1,711,000, or 9.8%, from the $17,463,000 recorded in the third quarter of 2005. Management believes that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

     Net interest income for the nine months ended September 30, 2006 amounted to $55,338,000 an increase of

$4,694,000, or 9.3%, from the $50,644,000 recorded in the first nine months of 2005. Net interest income on a taxable equivalent basis for the nine months ended September 30, 2006 amounted to $55,722,000, an increase of $4,743,000, or 9.3%, from the $50,979,000 recorded in the first nine months of 2005.

     There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and
2) the Company's net interest margin. For the three and nine month periods ended September 30, 2006, growth in loans and deposits were the primary causes for the increases in net interest income, as the Company's net interest margins in 2006 were lower than those realized in 2005.

     For internal purposes and in the discussion that follows, the Company evaluates its net interest income on a tax-equivalent basis by adding the tax benefit realized from tax-exempt securities to reported interest income. The following tables present net interest income analysis on a taxable-equivalent basis.


                                                         For the Three Months Ended September 30,
                                       -----------------------------------------------------------------------------
                                                       2006                                   2005
                                       -------------------------------------   -------------------------------------
                                                                   Interest                               Interest
                                         Average      Average       Earned      Average      Average       Earned
($ in thousands)                         Volume        Rate         or Paid      Volume        Rate        or Paid
                                       ----------   ----------    ----------   ----------   ----------    ----------
Assets
Loans (1)                              $1,669,423         7.54%   $   31,727   $1,433,874         6.71%   $   24,240
Taxable securities                        123,168         4.69%        1,456      118,927         4.39%        1,315
Non-taxable securities (2)                 10,668        10.15%          273       10,438         8.55%          225
Short-term investments                     41,301         5.61%          584       41,144         3.84%          398
                                       ----------                 ----------   ----------                 ----------
Total interest-earning assets           1,844,560         7.32%       34,040    1,604,383         6.47%       26,178
                                                                  ----------                              ----------

Liabilities
Savings, NOW and money
     market deposits                   $  491,630         1.59%   $    1,976   $  465,089         0.89%   $    1,042
Time deposits >$100,000                   397,393         4.66%        4,668      347,057         3.45%        3,015
Other time deposits                       529,120         4.23%        5,646      468,170         2.99%        3,532
                                       ----------                 ----------   ----------                 ----------
     Total interest-bearing deposits    1,418,143         3.44%       12,290    1,280,316         2.35%        7,589
Securities sold under agreements
     to repurchase                         28,712         3.81%          276        6,276         2.59%           41
Borrowings                                136,972         6.66%        2,300       79,367         5.42%        1,085
                                       ----------                 ----------   ----------                 ----------
Total interest-bearing liabilities      1,583,827         3.72%       14,866    1,365,959         2.53%        8,715
                                                                  ----------                              ----------
Non-interest-bearing deposits             205,462                                 186,867
Net yield on interest-earning
  assets and  net interest income                         4.12%   $   19,174                      4.32%   $   17,463
                                                                  ==========                              ==========
Interest rate spread                                      3.60%                                   3.94%

Average prime rate                                        8.25%                                   6.42%

--------------------------------------------------------------------------------
(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2) Includes tax-equivalent adjustments of $133,000 and $111,000 in 2006 and 2005, respectively, to reflect the tax benefit that the Company receives related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.
--------------------------------------------------------------------------------


                                                         For the Nine Months Ended September 30,
                                       -----------------------------------------------------------------------------
                                                       2006                                   2005
                                       -------------------------------------   -------------------------------------
                                                                   Interest                               Interest
                                        Average      Average        Earned       Average     Average       Earned
($ in thousands)                         Volume        Rate         or Paid      Volume        Rate        or Paid
                                       ----------   ----------    ----------   ----------   ----------    ----------
Assets
Loans (1)                              $1,592,983         7.36%   $   87,704   $1,408,736         6.49%   $   68,331
Taxable securities                        118,750         4.71%        4,187      113,785         4.56%        3,881
Non-taxable securities (2)                 11,516         9.03%          778       10,830         8.58%          695
Short-term investments                     40,525         5.45%        1,652       44,780         3.34%        1,117
                                       ----------                 ----------   ----------                 ----------
Total interest-earning assets           1,763,774         7.15%       94,321    1,578,131         6.27%       74,024
                                                                  ----------                              ----------

Liabilities
Savings, NOW and money
     market deposits                   $  478,316         1.38%   $    4,944   $  472,361         0.82%   $    2,881
Time deposits >$100,000                   381,029         4.39%       12,519      349,677         3.09%        8,085
Other time deposits                       510,442         3.95%       15,082      446,894         2.70%        9,013
                                       ----------                 ----------   ----------                 ----------
     Total interest-bearing deposits    1,369,787         3.18%       32,545    1,268,932         2.11%       19,979
Securities sold under agreements
     to repurchase                         29,376         3.69%          811        2,232         2.58%           43
Other, principally borrowings             106,648         6.57%        5,243       77,521         5.21%        3,023
                                       ----------                 ----------   ----------                 ----------
Total interest-bearing liabilities      1,505,811         3.43%       38,599    1,348,685         2.28%       23,045
                                                                  ----------                              ----------
Non-interest-bearing deposits             203,064                                 180,667
Net yield on interest-earning
  assets and  net interest income                         4.22%   $   55,722                      4.32%   $   50,979
                                                                  ==========                              ==========
Interest rate spread                                      3.72%                                   3.99%

Average prime rate                                        7.86%                                   5.93%

--------------------------------------------------------------------------------
(1) Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2) Includes tax-equivalent adjustments of $384,000 and $335,000 in 2006 and 2005, respectively, to reflect the tax benefit that the Company receives related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.
--------------------------------------------------------------------------------

     Average loans outstanding for the third quarter of 2006 were $1.669 billion, which was 16.4% higher than the average loans outstanding for the third quarter of 2005 ($1.434 billion). Average loans outstanding for the nine months ended September 30, 2006 were $1.593 billion, which was 13.1% higher than the average loans outstanding for the nine months ended September 30, 2005 ($1.409 billion).

     The mix of the Company's loan portfolio remained substantially the same at September 30, 2006 compared to December 31, 2005, with approximately 87% of the Company's loans being real estate loans, 9% being commercial, financial, and agricultural loans, and the remaining 4% being consumer installment loans. The majority of the Company's real estate loans are personal and commercial loans where real estate provides additional security for the loan.

     Average total deposits outstanding for the third quarter of 2006 were $1.624 billion, which was 10.7% higher than the average deposits outstanding for the third quarter of 2005 ($1.467 billion). Average deposits outstanding for the nine months ended September 30, 2006 were $1.573 billion, which was 8.5% higher than the average deposits outstanding for the nine months ended September 30, 2005 ($1.450 billion). Generally, the Company can reinvest funds from deposits at higher yields than the interest rate being paid on those deposits, and therefore increases in deposits typically result in higher amounts of net interest income for the Company.

     See additional discussion regarding the nature of the growth in loans and deposits in the section entitled "Financial Condition" below. The effect of the higher amounts of average loans and deposits was to increase net interest income in 2006.

     As derived from the tables above, yields on interest earning assets and liabilities are higher for the periods presented in 2006 compared to 2005, which is a result of the rising rate environment that began in the third quarter of 2004. From July 1, 2004 to September 30, 2006, the Federal Reserve raised short-term interest rates 17 times totaling 425 basis points. The tables also indicate that the interest-bearing liability rates paid by the Company have risen by more than yields realized on interest-earning assets. For each of the three and nine month periods ended September 30, 2006, interest-earning asset yields have increased by 85-88 basis points, whereas the average rate paid on interest-bearing liabilities has risen by 115-119 basis points. This narrowing spread was caused by rates paid on most of the Company's categories of interest-bearing liabilities increasing by more than the increases in yields realized on most of the Company's earning assets, which was primarily caused by the flat interest rate yield curve prevailing in the marketplace. The spread has also been negatively impacted by customers shifting their funds from low cost deposits to high cost deposits as rates have risen. As a result of the narrowed interest rate spread, the Company's net interest margin (tax-equivalent net interest income divided by average earning assets) has declined in 2006, with the Company's net interest margin amounting to 4.12% in the third quarter of 2006 compared to 4.32% in the third quarter of 2005, and the Company's net interest margin amounting to 4.22% for the nine months ended September 30, 2006 compared to 4.32% for the same nine months of 2005.

     See additional information regarding net interest income in the section entitled "Interest Rate Risk" (Item 3 below).

     The provision for loan losses amounted to $1,215,000 in the third quarter of 2006 compared to $690,000 in the third quarter of 2005, and the provision for loan losses for the first nine months of 2006 was $3,630,000 compared to $2,115,000 for the first nine months of 2005. The higher provisions for loan losses in 2006 compared to 2005 are a result of the strong loan growth realized in 2006, as asset quality ratios have remained stable and compare favorably to peers. Net internal loan growth was $55 million in the third quarter of 2006 compared to $20 million in the third quarter of 2005, while net internal loan growth was $208 million for the first nine months of 2006 compared to $79 million for the first nine months of 2005. The Company's ratios of annualized net charge-offs to average loans were 11 basis points and 8 basis points for the three and nine month periods in 2006, respectively, compared to 12 basis points and 9 basis points for the three and nine month periods in 2005, respectively.
The Company's level of nonperforming assets to total assets was 0.34% at September 30, 2006 compared to 0.31% a year earlier

     Noninterest income amounted to $2,454,000 for the third quarter of 2006, a 35.1% decrease from $3,779,000 recorded in the third quarter of 2005. Noninterest income for the nine months ended September 30, 2006 amounted to $10,252,000, a decrease of 8.5% from the $11,201,000 recorded in the first nine months of 2005. The decreases in 2006 were caused by the write-off loss of a merchant credit card receivable. During the second quarter of 2006, the Company discovered that it had liability associated with a customer that sold furniture over the internet. The furniture store did not deliver furniture that its customers had ordered and paid for, and was unable to immediately refund their credit card purchases. As the furniture store's credit card processor, the Company became liable for the amounts that were required to be refunded. During the second quarter of 2006, the furniture store changed management, stated its intention to repay the Company for all funds advanced, and began making repayments to the Company. At June 30, 2006, the Company recorded a $230,000 loss to reserve for this situation. During the third quarter of 2006, the furniture store's financial condition deteriorated significantly. Accordingly, the Company determined that it should fully reserve for the entire $1.9 million exposure associated with this situation, which resulted in recording an additional loss of $1,670,000. The owners of the furniture store continue to state their intent to repay the Company, but at this time their ability to do so is uncertain. During the third quarter of 2006, the Company completed a review of all merchant credit card customers and concluded that this situation appears to be an isolated event that is not likely to recur.

     Noninterest income was positively impacted in 2006 as a result of higher "other service charges, commissions, and fees." This category of noninterest income includes items such as credit card interchange income related to merchants and customers, debit card interchange income, ATM charges, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees. This category of income grew primarily because of increases in these activity-related fee services as a result of the increased acceptance and popularity of debit cards, as well as the overall growth in the Company's total customer base. Other service charges, commissions and fees amounted to $1,102,000 in the third quarter of 2006, a

14.7% increase from the $961,000 recorded in the third quarter of 2005. Other service charges, commissions and fees amounted to $3,426,000 for the first nine months of 2006, a 16.1% increase from the $2,950,000 recorded through September 30, 2005.

     Noninterest income for the nine months ended September 30, 2006 was negatively impacted by a decrease in data processing income, which declined by $130,000 when comparing the first nine months of 2006 to the comparable period in 2005. At January 1, 2005, the Company had five community bank customers using this service. Three of these customers terminated their contracts with the Company in the latter half of 2005, which resulted in the decrease in data processing fee income. The Company intends to continue to market this service to area banks, but does not currently have any near-term prospects for additional business.

     Also impacting noninterest income were securities gains in the amount of $205,000 in 2006 and $2,000 in 2005, each of which was recorded in the second quarter of the respective year.

     Noninterest expenses amounted to $13.5 million in the third quarter of 2006, a 17.8% increase over the $11.5 million recorded in the third quarter of 2005. Noninterest expenses for the nine months ended September 30, 2006 amounted to $39.3 million, a 10.9% increase from the $35.5 million recorded in the first nine months of 2005. The increase in noninterest expenses is primarily attributable to costs associated with the Company's overall growth in loans, deposits and branch network. Since January 1, 2005, the Company's loans and deposits have increased by 24% and 20%, respectively. Additionally, in accordance with the new accounting requirements regarding stock-based compensation (FASB Statement 123(R)) that were effective on January 1, 2006, the Company recorded stock option expense of $22,000 ($22,000 after-tax effect) and $314,000 ($235,000 after-tax effect) for the three and nine month periods ended September 30, 2006, respectively. As permitted by previous accounting standards, no stock option expense was recorded by the Company in 2005, or any prior periods. Noninterest expenses for the nine months ended September 30, 2005 were also impacted by approximately $500,000 in the following miscellaneous expenses, all of which were recorded in the second quarter of 2005: immediately vested post-retirement benefits granted to the Company's CEO totaling $196,000, external Sarbanes-Oxley costs related to the prior year Sarbanes-Oxley certification of $181,000, and public relation expenses of $123,000 associated with the Company's sponsorship of the 2005 U.S. Open Golf Tournament that was held in the Company's largest market - Moore County, North Carolina.

     The Company's effective tax rate was approximately 35% and 37% for the three and nine month periods ended September 30, 2006, respectively. The Company recorded a tax benefit of $182,000 in the third quarter of 2006 related to several nonrecurring adjustments that reduced otherwise reported income tax expense. The Company's income tax expense for the three and nine months ended September 30, 2005 includes a loss accrual related to income tax exposure amounting to $6,320,000 (after-tax), or $0.44 per diluted share, which was recorded in the third quarter of 2005. As discussed more fully in the Company's 2005 Form 10-K filed with the Securities and Exchange Commission, during the third quarter of 2005, the Company recorded a $6,320,000 loss accrual to reserve for an audit issue raised by the North Carolina Department of Revenue related to the Company's operating structure that the Department of Revenue deemed to result in improper "income shifting." This reserve was subsequently reduced in the fourth quarter of 2005 by $1,982,000, or $0.14 per diluted share, as a result of a "Settlement Initiative" offered by the North Carolina Department of Revenue that offered companies with certain transactions, including those that applied to the Company, the opportunity to resolve such matters with reduced penalties by agreeing to participate in the initiative. The Company continues to participate in the initiative and expects the matter to be resolved and all amounts paid by March 15, 2007. The aspects of the Company's operating structure that gave rise to this issue were discontinued effective January 1, 2005, and thus the Company does not believe it has any additional exposure related to this item beyond the amount of the accrual, other than ongoing interest on the unpaid taxes amounting to $65,000 per quarter (after-tax).

     The Consolidated Statements of Comprehensive Income reflect "Other Comprehensive Income" of $955,000 during the third quarter of 2006 and "Other Comprehensive Loss" of $208,000 for the nine months ended September 30, 2006, compared to "Other Comprehensive Loss" of $502,000 for the third quarter of 2005 and "Other Comprehensive Loss" of $817,000 for the nine months ended September 30, 2005. The primary component of other comprehensive income/loss for the periods presented relates to changes in unrealized holding gains/losses of the Company's available for sale securities. The Company's available for sale securities portfolio is predominantly comprised of fixed rate bonds that increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase.

FINANCIAL CONDITION

     Total assets at September 30, 2006 amounted to $2.08 billion, 18.2% higher than a year earlier. Total loans at September 30, 2006 amounted to $1.70 billion, a 17.3% increase from a year earlier, and total deposits amounted to $1.66 billion at September 30, 2006, a 12.8% increase from a year earlier.

     The following tables present information regarding the nature of the Company's growth since September 30, 2005.

                                  Balance at                                   Balance at       Total       Percentage growth,
     October 1, 2005 to          beginning of     Internal     Growth from       end of       percentage        excluding
     September 30, 2006             period         Growth      Acquisitions      period         growth        acquisitions
------------------------------   ------------   ------------   ------------   ------------   ------------    --------------
                                                                     ($ in thousands)

Loans                            $  1,446,185        244,901          5,749      1,696,835           17.3%             16.9%
                                 ============   ============   ============   ============

Deposits - Noninterest bearing   $    192,399         15,136          4,974        212,509           10.5%              7.9%
Deposits - Savings, NOW, and
     Money Market                     460,709         24,497         11,891        497,097            7.9%              5.3%
Deposits - Time>$100,000              349,620         56,759          4,799        411,178           17.6%             16.2%
Deposits - Time<$100,000              472,800         49,005         22,313        544,118           15.1%             10.4%
                                 ------------   ------------   ------------   ------------
   Total deposits                $  1,475,528        145,397         43,977      1,664,902           12.8%              9.9%
                                 ============   ============   ============   ============

      January 1, 2006 to
      September 30, 2006
------------------------------
Loans                            $  1,482,611        208,475          5,749      1,696,835           14.4%             14.1%
                                 ============   ============   ============   ============

Deposits - Noninterest bearing   $    194,051         13,484          4,974        212,509            9.5%              6.9%
Deposits - Savings, NOW, and
     Money Market                     458,221         26,985         11,891        497,097            8.5%              5.9%
Deposits - Time>$100,000              356,281         50,098          4,799        411,178           15.4%             14.1%
Deposits - Time<$100,000              486,024         35,781         22,313        544,118           12.0%              7.4%
                                 ------------   ------------   ------------   ------------
   Total deposits                $  1,494,577        126,348         43,977      1,664,902           11.4%              8.5%
                                 ============   ============   ============   ============

     As noted in the tables above, a portion of the loan and deposit growth can be attributed to the two branch acquisitions that were completed during the third quarter of 2006. The Company obtained a total of $44 million in deposits and $6 million in loans from the two branch acquisitions.

     The Company experienced solid internal loan and deposit growth during the first nine months of 2006, with loans increasing by $208 million, or 18.7% on an annualized basis, and deposits increasing by $126 million, or 11.3% on an annualized basis. For the twelve months ended September 30, 2006, the Company's loans grew internally by $245 million, or 16.9%, and deposits increased internally by $145 million, or 9.9%. The Company opened two de novo branches and two loan production offices in 2005, while in the first half of 2006, the Company opened one loan production office and upgraded one loan production office to a full service branch. Each of these new offices has contributed to the internal growth. In the fourth quarter of 2006, the Company plans to convert two loan production offices to full service branches and to open two additional full service branches, with all four new branches being located in the southeastern coastal region of North Carolina.

     The mix of the Company's loan portfolio remains substantially the same at September 30, 2006 compared to

December 31, 2005, with approximately 87% of the Company's loans being real estate loans, 9% being commercial, financial, and agricultural loans, and the remaining 4% being consumer installment loans. The majority of the Company's real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Nonperforming Assets

     Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate. Nonperforming assets are summarized as follows:

                                                September 30,     December 31,    September 30,
($ in thousands)                                    2006             2005             2005
-----------------------------------------------------------------------------------------------
Nonperforming loans:
   Nonaccrual loans                             $       5,170            1,640            3,330
   Restructured loans                                      11               13               14
   Accruing loans > 90 days past due                       --               --               --
                                                -------------    -------------    -------------
Total nonperforming loans                               5,181            1,653            3,344
Other real estate                                       1,799            1,421            2,023
                                                -------------    -------------    -------------

Total nonperforming assets                      $       6,980            3,074            5,367
                                                =============    =============    =============

Nonperforming loans to total loans                       0.31%            0.11%            0.23%
Nonperforming assets as a percentage of loans
           and other real estate                         0.41%            0.21%            0.37%
Nonperforming assets to total assets                     0.34%            0.17%            0.31%
Allowance for loan losses to total loans                 1.09%            1.06%            1.10%


     Management has reviewed the collateral for the nonperforming assets, including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

     Nonperforming loans (which includes nonaccrual loans and restructured loans) as of September 30, 2006, December 31, 2005, and September 30, 2005 totaled $5,181,000, $1,653,000, and $3,344,000, respectively. Nonperforming loans as a percentage of total loans amounted to 0.31%, 0.11%, and 0.23%, at September 30, 2006, December 31, 2005, and September 30, 2005, respectively. The variances in the dollar amount of nonperforming loans among the periods has been primarily due to changes in nonaccrual loans, as restructured loans have not changed significantly. In the fourth quarter of 2005, the collection process for several of the Company's largest nonaccrual loan relationships reached a conclusion and their principal balances were reduced to zero either as a result of cash received or the recording of a charge-off. This resulted in the amount of the Company's nonperforming loans at December 31, 2005 reaching its lowest level in over five years. In 2006, the Company has experienced more typical activity within its nonaccrual loan category, and the amount of nonaccrual loans increased to more normal levels. The largest nonaccrual relationship at September 30, 2006 amounted to $461,000.

     At September 30, 2006, December 31, 2005, and September 30, 2005, the recorded investment in loans considered to be impaired was $1,591,000, $338,000, and $1,364,000, respectively, all of which were on nonaccrual status. At September 30, 2006, December 31, 2005, and September 30, 2005, the related allowance for loan losses for all impaired loans was $291,000, $100,000, and $620,000, respectively. At September 30, 2006, December 31, 2005, and September 30, 2005, there was $844,000, $0, and $182,000 in impaired loans for which there was no related allowance. The average recorded investments in impaired loans during the nine month period ended September 30, 2006, the year ended December 31, 2005, and the nine months ended September 30, 2005 were approximately $1,090,000 $1,474,000, and $1,758,000, respectively. For the same periods, the Company recognized no interest income on those loans during the period that they were considered to be impaired.

     The Company's other real estate owned did not vary materially among the periods presented, amounting to

$1,799,000,  $1,421,000, and $2,023,000 at September 30, 2006, December 31, 2005
and September 30, 2005, respectively. The Company's management has reviewed recent appraisals of its other real estate and believes that their fair values, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

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

     The provision for loan losses recorded by the Company for the three and nine months ended September 30, 2006, amounted to $1,215,000 in the third quarter of 2006 compared to $690,000 in the third quarter of 2005, and $3,630,000 for the first nine months of 2006 compared to $2,115,000 for the first nine months of 2005. The higher provisions for loan losses in 2006 compared to 2005 are a result of the strong loan growth realized in 2006, as asset quality ratios have remained stable and compare favorably to peers. Net internal loan growth was $55 million in the third quarter of 2006 compared to $20 million in the third quarter of 2005, while net internal loan growth was $208 million for the first nine months of 2006 compared to $79 million for the first nine months of 2005. The Company's ratios of annualized net charge-offs to average loans were 11 basis points and 8 basis points for the three and nine month periods in 2006, respectively, compared to 12 basis points and 9 basis points for the three and nine month periods in 2005, respectively. The Company's level of nonperforming assets to total assets was 0.34% at September 30, 2006 compared to 0.31% a year earlier.

     At September 30, 2006, the allowance for loan losses amounted to $18,465,000, compared to $15,716,000 at December 31, 2005 and $15,879,000 at
September 30, 2005. The allowance for loan losses as a percentage of total loans did not vary significantly among the periods presented, amounting to 1.09% at September 30, 2006, 1.06% at December 31, 2005, and 1.10% at September 30, 2005.

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

                                                                 Nine Months    Twelve Months     Nine Months
                                                                   Ended             Ended           Ended
                                                                September 30,    December 31,     September 30,
($ in thousands)                                                   2006              2005            2005
                                                                ------------     ------------     ------------
Loans outstanding at end of period                              $  1,696,835        1,482,611        1,446,185
                                                                ============     ============     ============
Average amount of loans outstanding                             $  1,592,983        1,422,419        1,408,736
                                                                ============     ============     ============

Allowance for loan losses, at
   beginning of period                                          $     15,716           14,717           14,717

       Total charge-offs                                              (1,135)          (2,363)          (1,171)
       Total recoveries                                                  202              322              218
                                                                ------------     ------------     ------------
            Net charge-offs                                             (933)          (2,041)            (953)
                                                                ------------     ------------     ------------

Additions recorded related to loans
     acquired in branch purchase                                          52               --               --
Additions to the allowance charged to expense                          3,630            3,040            2,115
                                                                ------------     ------------     ------------

Allowance for loan losses, at end of period                     $     18,465           15,716           15,879
                                                                ============     ============     ============

Ratios:
   Net charge-offs (annualized) as a percent of average loans           0.08%            0.14%            0.09%
   Allowance for loan losses as a
         percent of  loans at end of period                             1.09%            1.06%            1.10%

     Based on the results of the Company's loan analysis and grading program and management's evaluation of the allowance for loan losses at September 30, 2006, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2005.

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

     In addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources - 1) an approximately $415 million line of credit with the Federal Home Loan Bank (of which $133 million was outstanding at September 30, 2006), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at September 30, 2006), and 3) an approximately $72 million line of credit through the Federal Reserve Bank of Richmond's discount window (none of which was outstanding at September 30, 2006).

     The Company's liquidity decreased slightly from December 31, 2005 to September 30, 2006, as a result of loan growth that exceeded deposit growth during the first nine months of the year. Loans increased during the first nine months of 2006 by $214 million compared to deposit growth of $170 million. The Company's loan to deposit ratio was 101.9% at September 30, 2006 compared to 99.2% at December 31, 2005. The higher growth in loans compared to deposits is the primary factor in the Company increasing its outstanding borrowings from $100 million at December 31, 2005 to $200 million at September 30, 2006.

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

     Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. The Company has not engaged in derivative activities through September 30, 2006, and has no current plans to do so.

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

     At September 30, 2006, the Company's capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents the Company's capital ratios and the regulatory minimums discussed above for the periods indicated.

                                                      September 30,     December 31,     September 30,
                                                          2006              2005             2005
                                                     --------------    --------------    --------------
Risk-based capital ratios:
   Tier I capital to Tier I risk adjusted assets              10.13%            10.52%            10.42%
   Minimum required Tier I capital                             4.00%             4.00%             4.00%

   Total risk-based capital to
         Tier II risk-adjusted assets                         11.77%            11.51%            11.46%
   Minimum required total risk-based capital                   8.00%             8.00%             8.00%

Leverage capital ratios:
   Tier I leverage capital to
       adjusted most recent quarter average assets             8.69%             8.62%             8.49%
   Minimum required Tier I leverage capital                    4.00%             4.00%             4.00%

     In April 2006, the Company issued an additional $25 million in trust preferred securities, which qualify as regulatory capital and helped maintain the Company's regulatory capital ratios at acceptable levels during the recent periods of high growth and the two branch purchases.

     The Company's bank subsidiary is also subject to similar capital requirements as those discussed above. The bank subsidiary's capital ratios do not vary materially from the Company's capital ratios presented above. At September 30, 2006, the Company's bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

SHARE REPURCHASES

     During the second quarter of 2006, the Company repurchased 53,000 shares of its common stock at an average price of $20.97 per share. The Company made no share repurchases during the first or third quarters of 2006. At September 30, 2006, the Company had approximately 262,000 shares available for repurchase under existing authority from its board of directors. The Company may repurchase these shares in open market and privately negotiated transactions, as market conditions and the Company's liquidity warrant, subject to compliance with applicable regulations. See also Part II, Item 2 "Unregistered Sales of Equity Securities and Use of Proceeds."

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

     Using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are included in the period of their expected call), at September 30, 2006 the Company had $447 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of "when" various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities at September 30, 2006 subject to interest rate changes within one year are deposits totaling $497 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators. Interest rate caps and floors which are in place for a portion of the Company's variable rate loans can also impact its repricing characteristics.

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

     Since the second half of 2004, the Federal Reserve has increased the discount rate 17 times totaling 425 basis points. However the impact of these rate increases has not had an equal effect on short-term interest rates and long-term interest rates in the marketplace. In the marketplace, short-term rates have risen by a significantly higher amount than have longer-term interest rates. For example, from June 30, 2004 to September 30, 2006, the interest rate on three-month treasury bills rose by 331 basis points, whereas the interest rate for seven-year treasury notes increased by just 25 basis points. This has resulted in what economists refer to as a "flat yield curve", which means that short-term interest rates are substantially the same as long-term interest rates. This is an unfavorable interest rate environment for many banks, including the Company, as short-term interest rates generally drive the Company's deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge, as they have recently (particularly in 2006), the "profit" spread the Company realizes between loan yields and deposit rates narrows, which reduces the Company's net interest margin.

     In addition to the negative impact of the flat yield curve interest rate environment, the Company's net interest margin has also been negatively impacted by customers shifting their funds from low cost deposits to higher cost deposits as rates have risen.

     The factors just discussed are the primary reasons for the Company experiencing a decline in its net interest margin for the third consecutive quarter. The Company's net interest margin was 4.37% in the fourth quarter of 2005, 4.33% in the first quarter of 2006, 4.22% in the second quarter of 2006, and 4.12% in the third quarter of 2006. Based on rate projections the Company has reviewed, the Company expects its net interest margin to continue to experience compression for the fourth quarter of 2006.

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

FORWARD-LOOKING STATEMENTS

    Part I of this report contains statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," or other statements concerning opinions or judgment of the Company and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers, the Company's level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions. For additional information that could affect the matters discussed in this paragraph, see the "Risk Factor" section of the Company's 2005 Annual Report on Form 10-K.

Part II.  Other Information

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

                                            Issuer Purchases of Equity Securities
------------------------------------------------------------------------------------------------------------------------------
                                                                              Total Number of Shares      Maximum Number of
                                                                               Purchased as Part of    Shares that May Yet Be
                                 Total Number of     Average Price Paid per     Publicly Announced       Purchased Under the
           Period               Shares Purchased              Share              Plans or Programs      Plans or Programs (1)
----------------------------  ---------------------  -----------------------  -----------------------  -----------------------
July 1, 2006 to July 31,
    2006                                --                      --                      --                    262,015
August 1, 2006 to August
    31, 2006                            --                      --                      --                    262,015
September 1, 2006 to
    September 30, 2006                  --                      --                      --                    262,015
                              ---------------------  -----------------------  -----------------------  -----------------------
Total                                   --                      --                      --                    262,015
                              =====================  =======================  =======================  =======================

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




                                           FIRST BANCORP


            November 8, 2006               BY:   James H. Garner
                                           ---------------------------
                                                 James H. Garner
                                           President, Chief Executive
                                                      Officer
                                           (Principal Executive Officer),
                                              Treasurer and Director


            November 8, 2006               BY:   Anna G. Hollers
                                           ---------------------------
                                                 Anna G. Hollers
                                            Executive Vice President,
                                              Chief Operating Officer
                                                   and Secretary


            November 8, 2006               BY:   Eric P. Credle
                                           ---------------------------
                                                 Eric P. Credle
                                               Senior Vice President
                                           and Chief Financial Officer