Form 10-Q
period 2007-03-31
FIRST BANCORP /NC/
filed 2007-05-10
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the registrant's Common Stock outstanding on April 30, 2007 was 14,380,003.

INDEX
FIRST BANCORP AND SUBSIDIARIES

Index

Part I.  Financial Information
Item 1 - Financial Statements

First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands-unaudited)	March 31, 2007	December 31, 2006 (audited)	March 31, 2006

ASSETS
Cash and due from banks, noninterest-bearing	$20,355	43,248	32,687
Due from banks, interest-bearing	99,067	83,877	82,331
Federal funds sold	35,061	19,543	25,294
Total cash and cash equivalents	154,483	146,668	140,312

Securities available for sale (costs of $127,229,
$130,824, and $113,838)	126,634	129,964	112,695

Securities held to maturity (fair values of $13,651,
$13,168, and $12,551)	13,607	13,122	12,455

Presold mortgages in process of settlement	4,089	4,766	2,086

Loans	1,776,130	1,740,396	1,553,371
Less: Allowance for loan losses	(19,478)	(18,947)	(16,610)
Net loans	1,756,652	1,721,449	1,536,761

Premises and equipment	44,627	43,540	35,339
Accrued interest receivable	11,341	12,158	8,993
Goodwill	49,505	49,505	47,247
Other intangible assets	1,795	1,889	1,884
Other	14,549	13,563	10,115
Total assets	$2,177,282	2,136,624	1,907,887

LIABILITIES
Deposits: Demand - noninterest-bearing	$225,644	217,291	213,661
Savings, NOW, and money market	524,381	502,775	473,655
Time deposits of $100,000 or more	434,336	422,772	372,232
Other time deposits	561,232	552,841	505,492
Total deposits	1,745,593	1,695,679	1,565,040
Securities sold under agreements to repurchase	49,440	43,276	32,939
Borrowings	198,013	210,013	131,739
Accrued interest payable	5,806	5,649	4,312
Other liabilities	13,271	19,302	14,886
Total liabilities	2,012,123	1,973,919	1,748,916

SHAREHOLDERS’ EQUITY
Common stock, no par value per share
Issued and outstanding: 14,367,868, 14,352,884, and 14,291,060 shares	56,115	56,035	54,994
Retained earnings	113,376	111,220	104,926
Accumulated other comprehensive income (loss)	(4,332)	(4,550)	(949)
Total shareholders’ equity	165,159	162,705	158,971
Total liabilities and shareholders’ equity	$2,177,282	2,136,624	1,907,887

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Income

	Three Months Ended March 31,
($ in thousands, except share data-unaudited)	2007	2006

INTEREST INCOME
Interest and fees on loans	$33,211	26,762
Interest on investment securities:
Taxable interest income	1,539	1,329
Tax-exempt interest income	133	127
Other, principally overnight investments	653	497
Total interest income	35,536	28,715

INTEREST EXPENSE
Savings, NOW and money market	2,257	1,333
Time deposits of $100,000 or more	5,336	3,677
Other time deposits	6,386	4,432
Securities sold under agreements to repurchase	412	262
Borrowings	2,279	1,158
Total interest expense	16,670	10,862

Net interest income	18,866	17,853
Provision for loan losses	1,121	1,015
Net interest income after provision
for loan losses	17,745	16,838

NONINTEREST INCOME
Service charges on deposit accounts	2,177	2,074
Other service charges, commissions and fees	1,259	1,205
Fees from presold mortgages	327	267
Commissions from sales of insurance and financial products	459	439
Data processing fees	47	36
Securities gains	-	-
Other gains (losses)	(33)	(67)
Total noninterest income	4,236	3,954

NONINTEREST EXPENSES
Salaries	6,343	5,785
Employee benefits	1,778	1,781
Total personnel expense	8,121	7,566
Net occupancy expense	938	816
Equipment related expenses	938	811
Intangibles amortization	94	61
Other operating expenses	4,039	3,475
Total noninterest expenses	14,130	12,729

Income before income taxes	7,851	8,063
Income taxes	2,965	3,072

NET INCOME	$4,886	4,991

Earnings per share:
Basic	$0.34	0.35
Diluted	0.34	0.35

Weighted average common shares outstanding:
Basic	14,360,111	14,254,785
Diluted	14,492,159	14,421,639

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
($ in thousands-unaudited)	2007	2006

Net income	$4,886	4,991
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	265	(96)
Tax benefit (expense)	(104)	37
Pension adjustments:
Pension adjustment related to unfunded pension liability	-	16
Tax expense	-	(6)
Amortization of prior service cost, actuarial loss and transition obligation	93	-
Tax expense	(36)	-
Other comprehensive income (loss)	218	(49)
Comprehensive income	$5,104	4,942

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock		Retained	Accumulated Other Comprehensive	Share- holders’
(In thousands, except per share - unaudited)	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2006	14,229	$54,121	102,507	(900)	155,728

Net income			4,991		4,991
Cash dividends declared ($0.18 per share)			(2,572)		(2,572)
Common stock issued under stock option plan	44	429			429
Common stock issued into dividend reinvestment plan	18	397			397
Stock-based compensation	-	47			47
Other comprehensive loss				(49)	(49)

Balances, March 31, 2006	14,291	$54,994	104,926	(949)	158,971

Balances, January 1, 2007	14,353	$56,035	111,220	(4,550)	162,705

Net income			4,886		4,886
Cash dividends declared ($0.19 per share)			(2,730)		(2,730)
Common stock issued under stock option plan	15	76			76
Purchases and retirement of common stock	-	(8)			(8)
Stock-based compensation	-	12			12
Other comprehensive income				218	218

Balances, March 31, 2007	14,368	$56,115	113,376	(4,332)	165,159

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
($ in thousands-unaudited)	2007	2006
Cash Flows From Operating Activities
Net income	$4,886	4,991
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	1,121	1,015
Net security premium amortization	6	21
Other losses	33	67
Decrease in net deferred loan fees and costs	18	107
Depreciation of premises and equipment	802	688
Stock-based compensation expense	12	47
Amortization of intangible assets	94	61
Deferred income tax benefit	(280)	(416)
Origination of presold mortgages in process of settlement	(18,614)	(15,623)
Proceeds from sales of presold mortgages in process of settlement	19,291	16,884
Decrease (increase) in accrued interest receivable	817	(46)
Increase in other assets	(7)	(62)
Increase in accrued interest payable	157	477
Increase (decrease) in other liabilities	(5,941)	1,778
Net cash provided by operating activities	2,395	9,989

Cash Flows From Investing Activities
Purchases of securities available for sale	(13,233)	(6,495)
Purchases of securities held to maturity	(910)	(1,968)
Proceeds from maturities/issuer calls of securities available for sale	16,741	7,300
Proceeds from maturities/issuer calls of securities held to maturity	421	751
Net increase in loans	(37,139)	(71,238)
Purchases of premises and equipment	(1,879)	(1,187)
Net cash used by investing activities	(35,999)	(72,837)

Cash Flows From Financing Activities
Net increase in deposits and repurchase agreements	56,078	69,872
Proceeds from (repayments of) borrowings, net	(12,000)	31,500
Cash dividends paid	(2,727)	(2,561)
Proceeds from issuance of common stock	76	826
Purchases and retirement of common stock	(8)	-
Net cash provided by financing activities	41,419	99,637

Increase in cash and cash equivalents	7,815	36,789
Cash and cash equivalents, beginning of period	146,668	103,523

Cash and cash equivalents, end of period	$154,483	140,312

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$16,513	10,385
Income taxes	7,097	1,243
Non-cash transactions:
Unrealized gain (loss) on securities available for sale, net of taxes	161	(59)
Foreclosed loans transferred to other real estate	802	250

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended March 31, 2007 and 2006

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2007 and 2006 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 2007 and 2006.  Reference is made to the 2006 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements.  The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

Note 2 – Accounting Policies

Note 1 to the 2006 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements.  The following paragraphs update that information as necessary.

In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  The cumulative effect of applying the provisions of this interpretation is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The Company’s adoption of FIN 48 in the first quarter of 2007 did not impact the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (Statement 157).  Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities.  The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not expect the adoption of Statement 157 to materially impact the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (Statement 159).  This statement permits, but does not require, entities to measure many financial instruments at fair value.  The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.  This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments.  One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available for sale and held to maturity securities at the effective date are eligible for the fair value option at that date.  If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities.  Statement

Index

159 is effective for the Company on January 1, 2008.  Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of Statement 157.  The Company did not early adopt Statement 159 and believes that it is unlikely that it will expand its use of fair value accounting upon the January 1, 2008 effective date.

Note 3 – Reclassifications

Certain amounts reported in the period ended March 31, 2006 have been reclassified to conform to the presentation for March 31, 2007.  These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 – Equity-Based Compensation Plans

At March 31, 2007, the Company had the following equity-based compensation plans, all of which are stock option plans:  the First Bancorp 2004 Stock Option Plan, the First Bancorp 1994 Stock Option Plan, and four plans that were assumed from acquired entities, which are all described below.  The Company’s shareholders approved all equity-based compensation plans, except for those assumed from acquired companies.  As of March 31, 2007, the First Bancorp 2004 Stock Option Plan was the only plan that had shares available for future grants.

The First Bancorp 2004 Stock Option Plan and its predecessor plan, the First Bancorp 1994 Stock Option Plan, were intended to serve as a means of attracting, retaining and motivating key employees and directors and to associate the interests of the plans’ participants with those of the Company and its shareholders.  Stock option grants to non-employee directors have historically had no vesting requirements, whereas, except as discussed below, stock option grants to employees have generally had five-year vesting schedules (20% vesting each year).  In April 2004, the Company’s Compensation Committee granted 128,000 options to employees with no vesting requirements.  These options were granted without any vesting requirements for two reasons - 1) the options were granted primarily as a reward for past performance and therefore had already been “earned” in the view of the Committee, and 2) to potentially minimize the impact that any change in accounting standards for stock options could have on future years’ reported net income.  Employee stock option grants since the April 2004 grant have reverted to having five year vesting periods.  The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).  Under the terms of these two plans, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years.  Except for grants to directors (see below), the Company cannot estimate the amount of future stock option grants at this time.  In the past, stock option grants to employees have been irregular, generally falling into three categories - 1) to attract and retain new employees, 2) to recognize changes in responsibilities of existing employees, and 3) to periodically reward exemplary performance.  As it relates to directors, the Company has historically granted 2,250 stock options to each of the Company’s non-employee directors in June of each year, and expects to continue doing so for the foreseeable future.  At March 31, 2007, there were 596,021 options outstanding related to these two plans with exercise prices ranging from $9.75 to $22.12.  At March 31, 2007, there were 1,180,250 shares remaining available for grant under the First Bancorp 2004 Stock Option Plan.

The Company also has four stock option plans as a result of assuming plans of acquired companies.  At March 31, 2007, there were 35,421 stock options outstanding in connection with these plans, with option prices ranging from $10.22 to $11.49.

The Company issues new shares when options are exercised.

Prior to January 1, 2006, the Company accounted for all of these plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Because all of the Company’s stock options had an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation cost had ever been recognized.  On January 1, 2006, the Company adopted Statement No. 123(R), Share-Based Payment.  Statement 123(R) supersedes Opinion 25 (and related interpretations) and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  Statement 123(R) permitted public companies to adopt its requirements using one of two methods.  The “modified prospective” method recognizes compensation for all

Index

stock options granted after the date of adoption and for all previously granted stock options that become vested after the date of adoption.  The “modified retrospective” method includes the requirements of the “modified prospective” method described above, but also permits entities to restate prior period results based on the amounts previously presented under Statement 123 for purposes of pro-forma disclosures.  The Company elected to adopt Statement 123(R) under the “modified prospective” method and accordingly did not restate prior period results.

The Company measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model.  The Company determines the assumptions used in the Black-Scholes option pricing model as follows:  the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant; the dividend yield is based on the Company’s dividend yield at the time of the grant (subject to adjustment if the dividend yield on the grant date is not expected to approximate the dividend yield over the expected life of the option); the volatility factor is based on the historical volatility of the Company’s stock (subject to adjustment if future volatility is reasonably expected to differ from the past); the weighted-average expected life is based on the historical behavior of employees related to exercises, forfeitures and cancellations.

In the first quarter of 2007 and 2006, the adoption of Statement 123(R) resulted in stock-based compensation expense of $12,000 and $47,000, respectively, with no associated tax benefits, which was classified as “salaries expense” on the Consolidated Statements of Income and reduced both income before income taxes and net income by that same amount.  This compensation expense was reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows.  At March 31, 2007, the Company had $45,000 of unrecognized compensation costs related to unvested stock options.  The cost is expected to be amortized over a weighted-average life of 1.55 years, with $36,000 being expensed during the remainder of 2007 equally distributed among the three remaining quarters, and $3,000 being expensed in each of 2008, 2009 and 2010, equally distributed among each of the four quarters of each year.  In addition, as discussed above, the Company expects to grant 2,250 options, without vesting requirements, to each of its non-employee directors on June 1, 2007 and on June 1 of each year thereafter.

As noted above, certain of the Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period.  As provided for under Statement 123(R), the Company has elected to recognize compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award.  Statement 123(R) requires companies to recognize compensation expense based on the estimated number of stock options and awards for which service is to be rendered.  Over the past five years, there have been only nine forfeitures or expirations, totaling 13,500 options, and therefore the Company assumes that all options granted will become vested.

There were no option grants during the first quarters of 2006 or 2007.

Index

The following table presents information regarding the activity during the first three months of 2007 related to all of the Company’s stock options outstanding:

	All Options Outstanding
Three months ended March 31, 2007	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at the beginning of the period	656,104	$16.94
Granted during the period	-	-
Exercised during the period	24,662	12.28
Forfeited or expired during the period	-	-
Outstanding at end of period	631,442	$17.12	5.2	$2,688
Exercisable at March 31, 2007	620,442	$17.13	5.1	$2,638

The Company received $76,000 and $429,000 as a result of stock option exercises during the three months ended March 31, 2007 and 2006, respectively.  The intrinsic value of the stock options exercised during the three months ended March 31, 2007 and 2006 was $290,000 and $527,000, respectively.  No nonqualified stock options were exercised during the first quarters of 2007 or 2006, and thus the Company did not record any associated tax benefits.

Note 5 – Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding.  Diluted earnings per share includes the potentially dilutive effects of the Company’s stock option plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2007			2006
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income	$4,886	14,360,111	$0.34	$4,991	14,254,785	$0.35

Effect of Dilutive Securities	-	132,048		-	166,854

Diluted EPS	$4,886	14,492,159	$0.34	$4,991	14,421,639	$0.35

For the three months ended March 31, 2007, there were no options in which the exercise price exceeded the average market price for the period (“antidilutive”).  For the three months ended March 31, 2006, there were 191,730 antidilutive options, and these options were excluded from the calculation of the effect of dilutive securities.

Index

Note 6 – Asset Quality Information

Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate.  Nonperforming assets are summarized as follows:

($ in thousands)	March 31, 2007	December 31, 2006	March 31, 2006

Nonperforming loans:
Nonaccrual loans	$5,871	6,852	3,283
Restructured loans	8	10	12
Accruing loans> 90 days past due	–	–	–
Total nonperforming loans	5,879	6,862	3,295
Other real estate	2,351	1,539	1,451
Total nonperforming assets	$8,230	8,401	4,746

Nonperforming loans to total loans	0.33%	0.39%	0.21%
Nonperforming assets as a percentage of loans and other real estate	0.46%	0.48%	0.31%
Nonperforming assets to total assets	0.38%	0.39%	0.25%
Allowance for loan losses to total loans	1.10%	1.09%	1.07%

Note 7 – Deferred Loan Fees

Loans are shown on the Consolidated Balance Sheets net of net deferred loan costs of approximately $9,000, $27,000, and $76,000 at March 31, 2007, December 31, 2006, and March 31, 2006, respectively.

Note 8 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of March 31, 2007, December 31, 2006, and March 31, 2006 and the carrying amount of unamortized intangible assets as of those same dates.

	March 31, 2007		December 31, 2006		March 31, 2006
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$394	156	394	148	394	123
Core deposit premiums	2,945	1,388	2,945	1,302	2,441	1,064
Total	$3,339	1,544	3,339	1,450	2,835	1,187

Unamortizable intangible assets:
Goodwill	$49,505		49,505		47,247
Pension	$–		–		237

Amortization expense totaled $94,000 and $61,000 for the three months ended March 31, 2007 and 2006, respectively.

Index

The following table presents the estimated amortization expense for each of the five calendar years ending December 31, 2011 and the estimated amount amortizable thereafter.  These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

(Dollars in thousands)	Estimated Amortization Expense
2007	$374
2008	316
2009	279
2010	262
2011	247
Thereafter	411
Total	$1,889

Note 9 – Pension Plans

The Company sponsors two defined benefit pension plans – a qualified retirement plan (the “Pension Plan”), which is generally available to all employees, and a Supplemental Executive Retirement Plan (the “SERP Plan”), which is for the benefit of certain senior management executives of the Company.

The Company recorded pension expense totaling $516,000 and $581,000 for the three months ended March 31, 2007 and 2006, respectively, related to the Pension Plan and the SERP Plan.  The following table contains the components of the pension expense.

	For the Three Months Ended March 31,
	2007	2006	2007	2006	2007 Total	2006 Total
(in thousands)	Pension Plan	Pension Plan	SERP Plan	SERP Plan	Both Plans	Both Plans
Service cost – benefits earned during the period	$347	341	83	79	430	420
Interest cost	254	227	58	52	312	279
Expected return on plan assets	(319)	(268)	-	-	(319)	(268)
Amortization of Transition Obligation	-	1	-	-	-	1
Amortization of net (gain)/loss	62	112	19	22	81	134
Amortization of prior service cost	3	6	9	9	12	15
Net periodic pension cost	$347	419	169	162	516	581

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to ensure that the Pension Plan exceeds minimum funding standards at all times according to standards established by the Internal Revenue Service.  The contributions are invested to provide for benefits under the Pension Plan.  The Company estimates that its contribution to the Pension Plan will be $1,000,000 during 2007.

The Company’s funding policy with respect to the SERP Plan is to fund the related benefits primarily from the operating cash flow of the Company.  The Company estimates that its payments to participants in the SERP Plan will be $184,000 in 2007.

Note 10 – Settlement of Tax Liability

In March 2007, the Company completed its participation in the North Carolina Department of Revenue’s Settlement Initiative by paying the state $6.9 million to settle a tax matter. See page 31, “Income Taxes,” of the Company’s 2006 SEC Form 10-K for background discussion of this issue.

Index

Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition

CRITICAL ACCOUNTING POLICIES

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry.  Certain of these principles involve a significant amount of judgment and/or use of estimates based on the Company’s best assumptions at the time of the estimation.  The Company has identified three policies as being more sensitive in terms of judgments and estimates, taking into account their overall potential impact to the Company’s consolidated financial statements – 1) the allowance for loan losses, 2) tax uncertainties, and 3) intangible assets.

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

Index

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

Subsequent to the initial recording of the identifiable intangible assets and goodwill, the Company amortizes the identifiable intangible assets over their estimated average lives, as discussed above.  In addition, on at least an annual basis, goodwill is evaluated for impairment by comparing the fair value of the Company’s reporting units to their related carrying value, including goodwill (the Company’s community banking operation is its only material reporting unit).  At its last evaluation, the fair value of the Company’s community banking operation exceeded its carrying value, including goodwill.  If the carrying value of a reporting unit were ever to exceed its fair value, the Company would determine whether the implied fair value of the goodwill, using a discounted cash flow analysis, exceeded the carrying value of the goodwill.  If the carrying value of the goodwill exceeded the implied

Index

fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess.  Performing such a discounted cash flow analysis would involve the significant use of estimates and assumptions.

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

RESULTS OF OPERATIONS

Overview

Net income for the three months ended March 31, 2007 was $4,886,000, or $0.34 per diluted share, which represents a 2.1% decrease in net income and a 2.9% decrease in diluted earnings per share from the net income of $4,991,000, or $0.35 per diluted share, reported for the first quarter of 2006.  The slightly lower earnings were a result of a lower net interest margin and higher operating expenses, which offset the positive impact of the Company’s balance sheet growth.

During the first quarter of 2007, the Company continued to experience strong growth in loans and deposits.  Loans outstanding grew by $36 million, or 8.3% on an annualized basis, while deposits grew by $50 million, or 11.9% on an annualized basis.

Total assets at March 31, 2007 amounted to $2.18 billion, 14.1% higher than a year earlier.  Total loans at March 31, 2007 amounted to $1.78 billion, a 14.3% increase from a year earlier, and total deposits amounted to $1.75 billion at March 31, 2007, an 11.5% increase from a year earlier.

The growth in loans and deposits was the primary reason for an increase in the Company’s net interest income when comparing the first quarter of 2007 to the first quarter of 2006.  Net interest income for the first quarter of 2007 amounted to $18.9 million, a 5.7% increase over the $17.9 million recorded in the first quarter of 2006.

The impact of the growth in loans and deposits on the Company’s net interest income was partially offset by a decline in the Company’s net interest margin (tax-equivalent net interest income divided by average earning assets).  The Company’s 3.97% net interest margin in the first quarter of 2007 was 36 basis points lower than the 4.33% margin realized in the first quarter of 2006, and the first quarter of 2007 was the fifth consecutive quarter that the net interest margin has declined.  The compressing margin has been primarily due to deposit rates paid by the Company rising by more than loan and investment yields, which is associated with the flat interest rate yield curve that has prevailed in the marketplace for most of the past year.  The Company has also been negatively impacted by customers shifting their funds from low cost deposits to higher cost deposits as rates have risen.  Neither of these factors significantly worsened in the first quarter of 2007 compared to the fourth quarter of 2006.  Instead, the eight basis point decrease in the Company’s net interest margin from the fourth quarter of 2006 to the first quarter of 2007 was primarily a result of the repricing of time deposits that matured during the quarter that had been originated in periods when interest rates were lower.

The Company’s provision for loan losses did not vary significantly between the periods presented, amounting to $1,121,000 in the first quarter of 2007 compared to $1,015,000 in the first quarter of 2006.  Factors that played an offsetting role in this comparison were i) lower 2007 loan growth, which generally results in a lower provision

Index

for loan losses, and ii) higher 2007 net charge-offs, which generally increases the necessary provision for loan losses.  In the first quarter of 2007, net loan growth amounted to $36 million compared to $71 million in the first quarter of 2006.  In the first quarter of 2007, the Company recorded $590,000 in net charge-offs compared to $121,000 in the first quarter of 2006.  The ratio of annualized net charge-offs to average loans was 0.14% in the first quarter of 2007 compared to 0.03% in the first quarter of 2006.  The Company’s ratio of nonperforming assets to total assets was 0.38% at March 31, 2007 compared to 0.25% at March 31, 2006.

Noninterest income amounted to $4.2 million for the first quarter of 2007, a 7.1% increase from the first quarter of 2006.  There were no unusual items of noninterest income that were significant in either period.

Noninterest expenses amounted to $14.1 million in the first quarter of 2007, an 11.0% increase over 2006.  This increase is primarily a result of the Company’s overall growth.  Additionally, during the first quarter of 2007, the Company incurred $286,000 in expense related to a performance improvement consulting project that was substantially begun and completed during the quarter, which negatively impacted earnings per share by approximately one cent per share.  The near absence of this expense in future quarters and efficiencies that are expected to be derived from the project are expected to benefit earnings in the future.

The Company’s effective tax rate did not vary significantly, amounting to 37.8% in the first quarter of 2007 compared to 38.1% in the first quarter of 2006.

The Company’s annualized return on average assets for the first quarter of 2007 was 0.95% compared to 1.12% for the first quarter of 2006.  The Company’s annualized return on average equity for the first quarter of 2007 was 11.89% compared to 12.78% for the first quarter of 2006.

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets.  Net interest income for the three month period ended March 31, 2007 amounted to $18,866,000, an increase of $1,013,000, or 5.7% from the $17,853,000 recorded in the first quarter of 2006.  Net interest income on a taxable equivalent basis for the three month period ended March 31, 2007 amounted to $18,990,000, an increase of $1,011,000, or 5.6% from the $17,979,000 recorded in the first quarter of 2006.  Management believes that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended March 31,
($ in thousands)	2007	2006
Net interest income, as reported	$18,866	17,853
Tax-equivalent adjustment	124	126
Net interest income, tax-equivalent	$18,990	17,979

There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and 2) the Company’s net interest margin.  For the three months ended March 31, 2007, the increase in net interest income was caused by growth in loans and deposits, as the Company’s net interest margin of 3.97% in the first quarter of 2007 was lower than the 4.33% recorded in the first quarter of 2006.  The Company’s believes the primary reasons behind its decreasing net interest margin are 1) deposit rates paid by the Company rising by more than loan and investment yields, which is largely associated with the flat interest rate yield curve currently prevailing in the marketplace, and 2) the negative impact of the Company having more of its overall funding occurring in its highest cost funding sources, which is a result of needing to fund high loan growth, as well as customers shifting their funds from low cost deposits to higher cost deposits as interest rates have risen.

Index

      The following table presents net interest income analysis on a taxable-equivalent basis.

	For the Three Months Ended March 31,
	2007			2006
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$1,756,846	7.67%	$33,211	$1,516,456	7.16%	$26,762
Taxable securities	125,479	4.97%	1,539	114,910	4.69%	1,329
Non-taxable securities (2)	13,037	7.99%	257	11,822	8.68%	253
Short-term investments, principally federal funds	44,350	5.97%	653	39,347	5.12%	497
Total interest-earning assets	1,939,712	7.46%	35,660	1,682,535	6.95%	28,841

Liabilities
Savings, NOW and money market deposits	$509,675	1.80%	$2,257	$467,760	1.16%	$1,333
Time deposits>$100,000	430,737	5.02%	5,336	365,465	4.08%	3,677
Other time deposits	559,933	4.63%	6,386	494,847	3.63%	4,432
Total interest-bearing deposits	1,500,345	3.78%	13,979	1,328,072	2.88%	9,442
Securities sold under agreements to repurchase	43,823	3.81%	412	30,314	3.51%	262
Borrowings	137,057	6.74%	2,279	73,550	6.39%	1,158
Total interest-bearing liabilities	1,681,225	4.02%	16,670	1,431,936	3.08%	10,862
Non-interest-bearing deposits	212,393			197,095
Net yield on interest-earning assets and net interest income		3.97%	$18,990		4.33%	$17,979

Interest rate spread		3.44%			3.87%

Average prime rate		8.25%			7.42%

(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)
Includes tax-equivalent adjustments of $124,000 and $126,000 in 2007 and 2006, respectively, to reflect the tax benefit that the Company receives related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status.  This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the first quarter of 2007 were $1.757 billion, which was 15.9% higher than the average loans outstanding for the first quarter of 2006 ($1.516 billion).  The mix of the Company’s loan portfolio remained substantially the same at March 31, 2007 compared to December 31, 2006, with approximately 86% of the Company’s loans being real estate loans, 9% being commercial, financial, and agricultural loans, and the remaining 5% being consumer installment loans.  The majority of the Company’s real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Average deposits outstanding for the first quarter of 2007 were $1.713 billion, which was 12.3% higher than the average amount of deposits outstanding in the first quarter of 2006 ($1.525 billion).  Generally, the Company can reinvest funds from deposits at higher yields than the interest rate being paid on those deposits, and therefore increases in deposits typically result in higher amounts of net interest income for the Company.

See additional discussion regarding the nature of the growth in loans and deposits in the section entitled “Financial Condition” below.  The effect of the higher amounts of average loans and deposits was to increase net interest income in 2007.

Index

As derived from the table above, in comparing first quarter 2007 to first quarter 2006, the yield earned on loans, the Company’s primary earning asset, increased by only 51 basis points (from 7.16% to 7.67%) while the average rate paid on other time deposits, the Company’s largest deposit category, increased by 100 basis points (from 3.63% to 4.63%).  The difference in these increases negatively impacted the Company’s net interest margin and was largely a result of short-term interest rates prevailing in the market place increasing faster than long-term interest rates - with short-term interest rates being approximately the same as long-term interest rates at March 31, 2007 (commonly referred to as a “flat yield curve”).  A flat yield curve is unfavorable for the Company because the Company’s funding costs are generally tied to short-term interest rates, while its investment rates, in the form of securities and loans, are more closely correlated to long-term interest rates prevailing in the marketplace.

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

The Company’s provision for loan losses did not increase significantly in 2007 compared to 2006, amounting to $1,121,000 in the first quarter of 2007 versus $1,015,000 in the first quarter of 2006.  Factors that played an offsetting role in this comparison were i) lower 2007 loan growth, which generally results in a lower provision for loan losses, and ii) higher 2007 net charge-offs, which generally increases the necessary provision for loan losses.  In the first quarter of 2007, net loan growth amounted to $36 million compared to $71 million in the first quarter of 2006.  In the first quarter of 2007, the Company recorded $590,000 in net charge-offs compared to $121,000 in the first quarter of 2006.  The Company’s ratio of annualized net charge-offs to average loans was 0.14% for the first quarter of 2007 compared to 0.03% for the first quarter of 2006.  The Company’s ratio of nonperforming assets to total assets was 0.38% at March 31, 2007 compared to 0.25% at March 31, 2006.

Noninterest income amounted to $4,236,000 for the first quarter of 2007, a 7.1% increase from the $3,954,000 recorded in the first quarter of 2006.  The increase in noninterest income was primarily associated with the Company’s growth.  There were no unusual items of noninterest income that were significant in either period.

Noninterest expenses amounted to $14.1 million in the first quarter of 2007, an 11.0% increase over 2006.  This increase is primarily a result of the Company’s overall growth.  Additionally, during the first quarter of 2007, the Company incurred $286,000 in expense related to a performance improvement consulting project that was substantially begun and completed during the quarter, which negatively impacted earnings per share by approximately one cent per share.  The near absence of this expense in future quarters and efficiencies that are expected to be derived from the project are expected to benefit earnings in the future.

The provision for income taxes was $2,965,000 in the first quarter of 2007, an effective tax rate of 37.8%, compared to $3,072,000 in the first quarter of 2006, an effective tax rate of 38.1%.  The Company expects its effective tax rate to remain at approximately 38% for the foreseeable future.

The Consolidated Statements of Comprehensive Income reflect “Other Comprehensive Income” of $218,000 and “Other Comprehensive Loss” of $49,000 during the first quarters of 2007 and 2006, respectively.  The primary component of other comprehensive income/loss for the periods presented relates to changes in unrealized holding gains/losses of the Company’s available for sale securities.  The Company’s available for sale securities portfolio is predominantly comprised of fixed rate bonds that increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase.

Index

FINANCIAL CONDITION

Total assets at March 31, 2007 amounted to $2.18 billion, 14.1% higher than a year earlier.  Total loans at March 31, 2007 amounted to $1.78 billion, a 14.3% increase from a year earlier, and total deposits amounted to $1.75 billion at March 31, 2007, an 11.5% increase from a year earlier.

The following tables present information regarding the nature of the Company’s growth since March 31, 2006.

April 1, 2006 to March 31, 2007	Balance at beginning of period	Internal Growth	Growth from Acquisitions	Balance at end of period	Total percentage growth	Percentage growth, excluding acquisitions
	($ in thousands)

Loans	$1,553,371	217,010	5,749	1,776,130	14.3%	14.0%

Deposits - Noninterest bearing	$213,661	7,009	4,974	225,644	5.6%	3.3%
Deposits - Savings, NOW, and Money Market	473,655	38,835	11,891	524,381	10.7%	8.2%
Deposits - Time>$100,000	372,232	57,305	4,799	434,336	16.7%	15.4%
Deposits - Time<$100,000	505,492	33,427	22,313	561,232	11.0%	6.6%
Total deposits	$1,565,040	136,576	43,977	1,745,593	11.5%	8.7%

January 1, 2007 to March 31, 2007
Loans	$1,740,396	35,734	-	1,776,130	2.1%	2.1%

Deposits - Noninterest bearing	$217,291	8,353	-	225,644	3.8%	3.8%
Deposits - Savings, NOW, and Money Market	502,775	21,606	-	524,381	4.3%	4.3%
Deposits - Time>$100,000	422,772	11,564	-	434,336	2.7%	2.7%
Deposits - Time<$100,000	552,841	8,391	-	561,232	1.5%	1.5%
Total deposits	$1,695,679	49,914	-	1,745,593	2.9%	2.9%

The Company experienced strong loan and deposit growth during the first quarter of 2007, with loans increasing by $36 million, or 8.3% on an annualized basis, and deposits increasing by $50 million, or 11.9% on an annualized basis.

The mix of the Company’s loan portfolio remains substantially the same at March 31, 2007 compared to December 31, 2006, with approximately 86% of the Company’s loans being real estate loans, 9% being commercial, financial, and agricultural loans, and the remaining 5% being consumer installment loans.  The majority of the Company’s real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Index

Nonperforming Assets

Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate.  Nonperforming assets are summarized as follows:

($ in thousands)	March 31, 2007	December 31, 2006	March 31, 2006

Nonperforming loans:
Nonaccrual loans	$5,871	6,852	3,283
Restructured loans	8	10	12
Accruing loans> 90 days past due	–	–	–
Total nonperforming loans	5,879	6,862	3,295
Other real estate	2,351	1,539	1,451
Total nonperforming assets	$8,230	8,401	4,746

Nonperforming loans to total loans	0.33%	0.39%	0.21%
Nonperforming assets as a percentage of loans and other real estate	0.46%	0.48%	0.31%
Nonperforming assets to total assets	0.38%	0.39%	0.25%
Allowance for loan losses to total loans	1.10%	1.09%	1.07%

Management has reviewed the collateral for the nonperforming assets, including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

 The variances in nonperforming loans among the periods presented has been primarily due to changes in nonaccrual loans, as restructured loans have not changed significantly.  At March 31, 2006, nonperforming loans were at an unusually low level due the collection and/or charge-offs of several large nonaccrual relationships in the fourth quarter of 2005.  Since then, the Company has experienced more typical activity within its nonaccrual loan category, and the level of nonaccrual loans has increased to more normal levels as a percentage of the total loan portfolio.  In the first quarter of 2007, the Company foreclosed on several loans secured by real estate, which is largely responsible for the $981,000 decrease in nonaccrual loans and the $812,000 increase in other real estate since December 31, 2006.  At March 31, 2007, the Company’s largest nonaccrual loan relationship amounted to $590,000 and the largest carrying amount of any single piece of other real estate amounted to $390,000.

At March 31, 2007, December 31, 2006, and March 31, 2006, the recorded investments in loans considered to be impaired were $2,682,000, $2,864,000, and $1,205,000, respectively, all of which were on nonaccrual status.  At March 31, 2007, December 31, 2006, and March 31, 2006, the related allowances for loan losses for all impaired loans were $698,000, $511,000, and $298,000, respectively.  At March 31, 2007, December 31, 2006, and March 31, 2006, there was $691,000, $842,000, and $124,000 in impaired loans for which there was no related allowance.  The average recorded investments in impaired loans during the three month period ended March 31, 2007, the year ended December 31, 2006, and the three months ended March 31, 2006 were approximately $2,773,000, $1,445,000, and $772,000, respectively.  For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

Summary of Loan Loss Experience

Index

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

The Company’s provision for loan losses remained relatively stable in 2007 compared to 2006, amounting to $1,121,000 in the first quarter of 2007 versus $1,015,000 in the first quarter of 2006.  Factors that played an offsetting role in this comparison were i) lower 2007 loan growth, which generally results in a lower provision for loan losses, and ii) higher 2007 net charge-offs, which generally increases the necessary provision for loan losses.  In the first quarter of 2007, net loan growth amounted to $36 million compared to $71 million in the first quarter of 2006.  In the first quarter of 2007, the Company recorded $590,000 in net charge-offs compared to $121,000 in the first quarter of 2006.  The Company’s ratio of annualized net charge-offs to average loans amounted to 14 basis points for the first quarter of 2007 compared to 3 basis points for the first quarter of 2006.  The Company’s ratio of nonperforming assets to total assets was 0.38% at March 31, 2007 compared to 0.25% at March 31, 2006.

At March 31, 2007, the allowance for loan losses amounted to $19,478,000, compared to $18,947,000 at December 31, 2006 and $16,610,000 at March 31, 2006.  The allowance for loan losses as a percentage of total loans was 1.10% at March 31, 2007, 1.09% at December 31, 2006, and 1.07% at March 31, 2006.

Management believes the Company’s reserve levels are adequate to cover probable loan losses on the loans outstanding as of each reporting date.  It must be emphasized, however, that the determination of the reserve using the Company's procedures and methods rests upon various judgments and assumptions about economic conditions and other factors affecting loans.  No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings.  See “Critical Accounting Policies – Allowance for Loan Losses” above.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and value of other real estate.  Such agencies may require the Company to recognize adjustments to the allowance or the carrying value of other real estate based on their judgments about information available at the time of their examinations.

Index

For the periods indicated, the following table summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance for loan losses arising from charge-offs and recoveries, additions to the allowance for loan losses that have been charged to expense, and additions that were recorded related to acquisitions.

	Three Months Ended March 31,	Twelve Months Ended December 31,	Three Months Ended March 31,
($ in thousands)	2007	2006	2006

Loans outstanding at end of period	$1,776,130	1,740,396	1,553,371
Average amount of loans outstanding	$1,756,846	1,623,188	1,516,456

Allowance for loan losses, at beginning of period	$18,947	15,716	15,716

Total charge-offs	(658)	(2,017)	(208)
Total recoveries	68	273	87
Net charge-offs	(590)	(1,744)	(121)

Additions to the allowance charged to expense	1,121	4,923	1,015
Additions related to loans assumed in corporate acquisitions	–	52	–

Allowance for loan losses, at end of period	$19,478	18,947	16,610

Ratios:
Net charge-offs (annualized) as a percent of average loans	0.14%	0.11%	0.03%
Allowance for loan losses as a percent of loans at end of period	1.10%	1.09%	1.07%

Based on the results of the Company’s loan analysis and grading program and management’s evaluation of the allowance for loan losses at March 31, 2007, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2006.

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

In addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources - 1) an approximately $367 million line of credit with the Federal Home Loan Bank (of which $131 million was outstanding at March 31, 2007), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at March 31, 2007), and 3) an approximately $76 million line of credit through the Federal Reserve Bank of Richmond’s discount window (none of which was outstanding at March 31, 2007).  In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, the borrowing capacity was further reduced by $40 million at March 31, 2007 and December 31, 2006 as a result of the Company pledging letters of credit for public deposits at each of those dates.  Unused lines of credit amounted to $322 million at March 31, 2007 compared to $303 million at December 31, 2006.

Index

The Company’s liquidity did not change significantly during the first quarter of 2007.  The Company’s loan to deposit ratio was 101.7% at March 31, 2007 compared to 102.6% at December 31, 2006.  The level of the Company’s liquid assets (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) as a percentage of deposits, securities sold under agreements to repurchase and borrowings was 15.0% at March 31, 2007 compared to 15.1% at December 31, 2006.

The Company’s management believes its liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet its operating needs in the foreseeable future.  The Company will continue to monitor its liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.

The amount and timing of the Company’s contractual obligations and commercial commitments has not changed materially since December 31, 2006, detail of which is presented in Table 18 on page 58 of the Company’s 2006 Form 10-K.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics.  The Company has not engaged in derivative activities through March 31, 2007, and has no current plans to do so.

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

Index

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

At March 31, 2007, the Company’s capital ratios exceeded the regulatory minimum ratios discussed above.  The following table presents the Company’s capital ratios and the regulatory minimums discussed above for the periods indicated.

	March 31, 2007	December 31, 2006	March 31, 2006
Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	10.03%	10.05%	10.16%
Minimum required Tier I capital	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	11.74%	11.81%	11.15%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted most recent quarter average assets	8.54%	8.59%	8.59%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

In April 2006, the Company issued an additional $25 million in trust preferred securities, which qualify as regulatory capital and helped maintain the Company’s regulatory capital ratios at acceptable levels during the recent periods of high growth and two branch purchases that occurred in the third quarter of 2006.

The Company’s bank subsidiary is also subject to similar capital requirements as those discussed above.  The bank subsidiary’s capital ratios do not vary materially from the Company’s capital ratios presented above.  At March 31, 2007, the Company’s bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

SHARE REPURCHASES

During the first quarter of 2007, the Company repurchased 348 shares of its common stock at a price of $23.68 per share.  At March 31, 2007, the Company had approximately 252,000 shares available for repurchase under existing authority from its board of directors.  The Company may repurchase these shares in open market and privately negotiated transactions, as market conditions and the Company’s liquidity warrant, subject to compliance with applicable regulations.  See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Index

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is the Company’s most significant component of earnings.  Notwithstanding changes in volumes of loans and deposits, the Company’s level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities.  It is the Company’s policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations.  The Company’s exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates.  Over the years, the Company has been able to maintain a fairly consistent yield on average earning assets (net interest margin).  Over the past five calendar years, the Company’s net interest margin has ranged from a low of 4.18% (realized in 2006) to a high of 4.58% (realized in 2002).  During that five year period, the prime rate of interest ranged from a low of 4.00% to a high of 8.25% (which was the rate at March 31, 2007).

Using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at March 31, 2007, the Company had $468 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets.  This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment.  However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions.  Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products.  For example, included in interest-bearing liabilities subject to interest rate changes within one year at March 31, 2007 are deposits totaling $525 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management.  These types of deposits historically have not repriced with or in the same proportion as general market indicators.

Overall, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates.  Similarly, management would not expect a significant increase in near term net interest income from falling interest rates.  Generally, when rates change, the Company’s interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while the Company’s interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change.  The net effect is that in the twelve-month horizon, as rates change, the impact of having a higher level of interest-sensitive liabilities is substantially negated by the later and typically lower proportionate change these liabilities experience compared to interest sensitive assets.  The general discussion in this paragraph applies most directly in a “normal” interest rate environment in which longer term maturity instruments carry higher interest rates than short term maturity instruments, and is less applicable in periods in which there is a “flat” interest rate curve, which is discussed in the following paragraph.

Since the second half of 2004, the Federal Reserve has increased the discount rate 17 times totaling 425 basis points.  However, the impact of these rate increases has not had an equal effect on short-term interest rates and long-term interest rates in the marketplace.  In the marketplace, short-term rates have risen by a significantly higher amount than have longer-term interest rates.  For example, from June 30, 2004 to March 31, 2007, the interest rate on three-month treasury bills rose by 371 basis points, whereas the interest rate for seven-year

Index

treasury notes increased by only 34 basis points.  This has resulted in what economists refer to as a “flat yield curve”, which means that short-term interest rates are substantially the same as long-term interest rates.  This is an unfavorable interest rate environment for many banks, including the Company, as short-term interest rates generally drive the Company’s deposit pricing and longer-term interest rates generally drive loan pricing.  When these rates converge, as they did in 2006, the profit spread the Company realizes between loan yields and deposit rates narrows, which reduces the Company’s net interest margin.

In addition to the negative impact of the flat yield curve interest rate environment, the Company’s net interest margin has also been negatively impacted by the Company having more of its overall funding occurring in its highest cost funding sources, which is a result of needing to fund high loan growth, as well as customers shifting their funds from low cost deposits to higher cost deposits as interest rates have risen.

The factors discussed above are the primary reasons for the Company experiencing a steady decline in its net interest margin in 2006 and 2007.  The Company’s net interest margin was 4.37% in the fourth quarter of 2005, 4.33% in the first quarter of 2006, 4.22% in the second quarter of 2006, 4.12% in the third quarter of 2006, 4.05% in the fourth quarter of 2006, and 3.97% in the first quarter of 2007.  There have been no changes to the Federal Reserve discount rate since July 2006.  Rate forecasts reviewed by the Company indicate that some economists are expecting little change in interest rates in 2007.  Assuming interest rates do not change in 2007, the Company believes that its net interest margin will be more stable in 2007 than it was in 2006 because most of the Company’s time deposit portfolio has already repriced to the higher market interest rates in effect from July 2006 to December 2006.  Based on an unchanged interest rate assumption, the Company projects that its net interest margin during 2007 will not vary significantly from the 3.97% net interest margin realized in the first quarter of 2007.  In addition to the assumption regarding interest rates, the aforementioned modeling is dependent on many other assumptions that could vary significantly from expectations, including, but not limited to:  loan growth, mix of loan growth, deposit growth, mix of deposit growth, the ability of the Company to manage changes in rates earned on loans and paid on deposits, which will depend largely on actions taken by the Company’s competitors.

The Company has no market risk sensitive instruments held for trading purposes, nor does it maintain any foreign currency positions.

See additional discussion regarding net interest income, as well as discussion of the changes in the annual net interest margin in the section entitled “Net Interest Income” above.

Item 4 – Controls and Procedures

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

FORWARD-LOOKING STATEMENTS

Part I of this report contains statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties.  Forward-looking statements are statements that

Index

include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning opinions or judgment of the Company and its management about future events.  Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company’s customers, the Company’s level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions.  For additional information that could affect the matters discussed in this paragraph, see the “Risk Factors” section of the Company’s 2006 Annual Report on Form 10-K.

Index

Part II.  Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2007 to January 31, 2007	-	-	-	262,015
February 1, 2007 to February 28, 2007	348	23.68	-	261,667
March 1, 2007 to March 31, 2007	-	-	-	261,667
Total	348	23.68	-	261,667	(2)

Footnotes to the Above Table
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

(2)
The above table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans.  In February 2007, 9,126 shares of the Company’s common stock, with a weighted average market price of $24.32 per share, were used to satisfy an exercise of options.  In March 2007, 204 shares of the Company’s common stock, with a market price of $23.62 per share, were used to satisfy an exercise of options.

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

Index

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

FIRST BANCORP

May 9, 2007	BY:	Jerry L. Ocheltree
Jerry L. Ocheltree
President
(Principal Executive Officer),
Treasurer and Director

May 9, 2007	BY:	Anna G. Hollers
Anna G. Hollers
Executive Vice President,
Secretary
and Chief Operating Officer

May 9, 2007	BY:	Eric P. Credle
Eric P. Credle
Senior Vice President
and Chief Financial Officer