Form 10-Q
period 2007-06-30
FIRST BANCORP /NC/
filed 2007-08-09
CIK 811589

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the registrant's Common Stock outstanding on July 31, 2007 was 14,401,178.

INDEX
FIRST BANCORP AND SUBSIDIARIES

Index

Part I.  Financial Information
Item 1 - Financial Statements

First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands-unaudited)	June 30, 2007	December 31, 2006 (audited)	June 30, 2006

ASSETS
Cash & due from banks, noninterest-bearing	$39,435	43,248	31,295
Due from banks, interest-bearing	67,643	83,877	83,894
Federal funds sold	41,855	19,543	22,029
Total cash and cash equivalents	148,933	146,668	137,218

Securities available for sale (costs of $136,116,
$130,824, and $118,549)	133,859	129,964	115,428

Securities held to maturity (fair values of $13,277,
$13,168, and $10,704)	13,469	13,122	10,726

Presold mortgages in process of settlement	4,146	4,766	2,586

Loans	1,802,308	1,740,396	1,635,899
Less: Allowance for loan losses	(20,104)	(18,947)	(17,642)
Net loans	1,782,204	1,721,449	1,618,257

Premises and equipment	45,379	43,540	37,152
Accrued interest receivable	11,959	12,158	9,887
Goodwill	49,505	49,505	47,247
Other intangible assets	1,701	1,889	1,823
Other	14,703	13,563	12,385
Total assets	$2,205,858	2,136,624	1,992,709

LIABILITIES
Deposits: Demand - noninterest-bearing	$239,640	217,291	209,062
NOW accounts	193,907	193,435	184,166
Money market accounts	241,460	205,994	182,439
Savings accounts	104,925	103,346	113,917
Time deposits of $100,000 or more	449,873	422,772	390,589
Other time deposits	570,756	552,841	510,495
Total deposits	1,800,561	1,695,679	1,590,668
Securities sold under agreements to repurchase	41,715	43,276	30,602
Borrowings	178,013	210,013	195,013
Accrued interest payable	5,863	5,649	4,856
Other liabilities	12,248	19,302	11,655
Total liabilities	2,038,400	1,973,919	1,832,794

SHAREHOLDERS’ EQUITY
Common stock, No par value per share
Issued and outstanding: 14,392,803, 14,352,884, and 14,279,847 shares	56,645	56,035	54,827
Retained earnings	116,061	111,220	107,151
Accumulated other comprehensive income (loss)	(5,248)	(4,550)	(2,063)
Total shareholders’ equity	167,458	162,705	159,915
Total liabilities and shareholders’ equity	$2,205,858	2,136,624	1,992,709

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share data-unaudited)	2007	2006	2007	2006

INTEREST INCOME
Interest and fees on loans	$34,492	29,215	67,703	55,977
Interest on investment securities:
Taxable interest income	1,606	1,402	3,145	2,731
Tax-exempt interest income	136	127	269	254
Other, principally overnight investments	683	571	1,336	1,068
Total interest income	36,917	31,315	72,453	60,030

INTEREST EXPENSE
Savings, NOW and money market	2,567	1,635	4,824	2,968
Time deposits of $100,000 or more	5,524	4,174	10,860	7,851
Other time deposits	6,647	5,004	13,033	9,436
Other, primarily borrowings	2,501	2,058	5,192	3,478
Total interest expense	17,239	12,871	33,909	23,733

Net interest income	19,678	18,444	38,544	36,297
Provision for loan losses	1,322	1,400	2,443	2,415
Net interest income after provision
for loan losses	18,356	17,044	36,101	33,882

NONINTEREST INCOME
Service charges on deposit accounts	2,300	2,225	4,477	4,299
Other service charges, commissions and fees	1,266	1,119	2,525	2,324
Fees from presold mortgages	292	244	619	511
Commissions from sales of insurance and financial products	344	325	803	764
Data processing fees	53	37	100	73
Securities gains	487	205	487	205
Other gains (losses)	115	(311)	82	(378)
Total noninterest income	4,857	3,844	9,093	7,798

NONINTEREST EXPENSES
Salaries	6,535	5,734	12,878	11,519
Employee benefits	1,984	1,786	3,762	3,567
Total personnel expense	8,519	7,520	16,640	15,086
Net occupancy expense	922	858	1,860	1,674
Equipment related expenses	939	818	1,877	1,629
Intangibles amortization	94	60	188	121
Other operating expenses	4,036	3,808	8,075	7,283
Total noninterest expenses	14,510	13,064	28,640	25,793

Income before income taxes	8,703	7,824	16,554	15,887
Income taxes	3,284	3,029	6,249	6,101

NET INCOME	$5,419	4,795	10,305	9,786

Earnings per share:
Basic	$0.38	0.34	0.72	0.69
Diluted	0.37	0.33	0.71	0.68

Dividends declared per share	$0.19	0.18	0.38	0.36

Weighted average common shares outstanding:
Basic	14,384,511	14,296,159	14,372,311	14,275,472
Diluted	14,473,446	14,433,830	14,480,333	14,425,500

See notes to consolidated financial statements.

Index

First Bancorpand Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands-unaudited)	2007	2006	2007	2006

Net income	$5,419	4,795	10,305	9,786
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding losses arising during the period, pretax	(1,175)	(1,621)	(910)	(1,717)
Tax benefit	458	632	354	669
Reclassification to realized gains	(487)	(205)	(487)	(205)
Tax expense	190	80	190	80
Pension adjustments:
Pension adjustment related to unfunded pension liability	–	–	–	16
Tax expense	–	–	–	(6)
Amortization of prior service cost, actuarial loss and transition obligation	161	–	254	–
Tax expense	(63)	–	(99)	–
Other comprehensive income (loss)	(916)	(1,114)	(698)	(1,163)
Comprehensive income	$4,503	3,681	9,607	8,623

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock		Retained	Accumulated Other Comprehensive	Share- holders’
(In thousands, except per share - unaudited)	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2006	14,229	$54,121	102,507	(900)	155,728

Net income			9,786		9,786
Cash dividends declared ($0.36 per share)			(5,142)		(5,142)
Common stock issued under stock option plan	66	618			618
Common stock issued into dividend reinvestment plan	37	815			815
Purchases and retirement of common stock	(53)	(1,112)			(1,112)
Tax benefit realized from exercise of nonqualified stock options	–	94			94
Stock-based compensation	–	291			291
Other comprehensive loss				(1,163)	(1,163)

Balances, June 30, 2006	14,279	$54,827	107,151	(2,063)	159,915

Balances, January 1, 2007	14,353	$56,035	111,220	(4,550)	162,705

Net income			10,305		10,305
Cash dividends declared ($0.38 per share)			(5,464)		(5,464)
Common stock issued under stock option plan	40	415			415
Purchases and retirement of common stock	–	(8)			(8)
Tax benefit realized from exercise of nonqualified stock options	–	36			36
Stock-based compensation	–	167			167
Other comprehensive loss				(698)	(698)

Balances, June 30, 2007	14,393	$56,645	116,061	(5,248)	167,458

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
($ in thousands-unaudited)	2007	2006
Cash Flows From Operating Activities
Net income	$10,305	9,786
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	2,443	2,415
Net security premium amortization	28	45
Gain on sale of securities available for sale	(487)	(205)
Other (gains) losses	(82)	378
Decrease (increase) in net deferred loan fees and costs	(17)	247
Depreciation of premises and equipment	1,615	1,382
Stock-based compensation expense	167	291
Amortization of intangible assets	188	121
Deferred income tax benefit	(679)	(1,849)
Origination of presold mortgages in process of settlement	(38,211)	(31,781)
Proceeds from sales of presold mortgages in process of settlement	38,831	32,542
Decrease (increase) in accrued interest receivable	199	(940)
Decrease in other assets	1,438	213
Increase in accrued interest payable	214	1,021
Decrease in other liabilities	(6,807)	(1,479)
Net cash provided by operating activities	9,145	12,187

Cash Flows From Investing Activities
Purchases of securities available for sale	(45,323)	(23,565)
Purchases of securities held to maturity	(1,934)	(2,682)
Proceeds from maturities/issuer calls of securities available for sale	36,230	18,248
Proceeds from maturities/issuer calls of securities held to maturity	1,576	3,186
Proceeds from sales of securities available for sale	4,185	1,575
Net increase in loans	(64,477)	(154,743)
Purchases of premises and equipment	(3,444)	(3,730)
Net cash used by investing activities	(73,187)	(161,711)

Cash Flows From Financing Activities
Net increase in deposits and repurchase agreements	103,321	93,163
Proceeds from (repayments of) borrowings, net	(32,000)	94,774
Cash dividends paid	(5,457)	(5,133)
Proceeds from issuance of common stock	415	1,433
Purchases and retirement of common stock	(8)	(1,112)
Tax benefit from exercise of nonqualified stock options	36	94
Net cash provided by financing activities	66,307	183,219

Increase in Cash and Cash Equivalents	2,265	33,695
Cash and Cash Equivalents, Beginning of Period	146,668	103,523

Cash and Cash Equivalents, End of Period	$148,933	137,218

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$33,695	22,712
Income taxes	12,364	7,571
Non-cash transactions:
Unrealized loss on securities available for sale, net of taxes	(853)	(1,173)
Foreclosed loans transferred to other real estate	1,301	774

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended June 30, 2007 and 2006

Note 1 – Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2007 and 2006 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 2007 and 2006.  All such adjustments were of a normal, recurring nature.  Reference is made to the 2006 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements.  The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (Statement 159).  This statement permits, but does not require, entities to measure many financial instruments at fair value.  The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.  This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments.  One exception is demand deposit liabilities, which are explicitly excluded as qualifying for fair value.  With respect to FASB Statement No. 115, available for sale and held to maturity securities at the effective date of Statement 159 are eligible for the fair value option at that date.  If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date will be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities.  Statement 159 is effective for the Company

Index

on January 1, 2008.  Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of Statement 157.  The Company did not elect early adoption of  Statement 159 and believes that it is unlikely that it will expand its use of fair value accounting upon the January 1, 2008 effective date.

Note 3 – Reclassifications

Certain amounts reported in the period ended June 30, 2006 have been reclassified to conform to the presentation for June 30, 2007.  These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 – Equity-Based Compensation Plans

     At June 30, 2007, the Company had the following equity-based compensation plans:  the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, the First Bancorp 1994 Stock Option Plan, and four plans that were assumed from acquired entities, which are all described below.  The Company’s shareholders approved all equity-based compensation plans, except for those assumed from acquired companies.  The First Bancorp 2007 Equity Plan became effective upon the approval of shareholders on May 2, 2007.  As of June 30, 2007, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

The First Bancorp 2007 Equity Plan and its predecessor plans, the First Bancorp 2004 Stock Option Plan and the First Bancorp 1994 Stock Option Plan (“Predecessor Plans”), are intended to serve as a means of attracting, retaining and motivating key employees and directors and to associate the interests of the plans’ participants with those of the Company and its shareholders.  The Predecessor Plans only provided for the ability to grant stock options, whereas the First Bancorp 2007 Equity Plan, in addition to providing for grants of stock options, also allows for grants of other types of equity-based compensation including stock appreciation rights, restricted stock, restricted performance stock, unrestricted stock, and performance units.  Since it became effective on May 2, 2007, the only grant of stock-based compensation under the First Bancorp 2007 Equity Plan has been the grant of 2,250 stock options to each of the Company’s non-employee directors on June 1, 2007.

 The Company’s historical practice has been that stock option grants to non-employee directors have had no vesting requirements, whereas, except as discussed below, stock option grants to employees have generally had five-year vesting schedules (20% vesting each year).  In April 2004, the Company’s Compensation Committee granted 128,000 options to employees with no vesting requirements.  These options were granted without any vesting requirements for two reasons - 1) the options were granted primarily as a reward for past performance and therefore had already been “earned” in the view of the Committee, and 2) to potentially minimize the impact that any change in accounting standards for stock options could have on future years’ reported net income.  Employee stock option grants since the April 2004 grant have reverted to having five year vesting periods.  The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).  Under the terms of these three plans, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years.  Except for grants to directors (see below), the Company cannot estimate the amount of future stock option grants at this time.  In the past, stock option grants to employees have been irregular, generally falling into three categories - 1) to attract and retain new employees, 2) to recognize changes in responsibilities of existing employees, and 3) to periodically reward exemplary performance.  As it relates to directors, the Company has historically granted 2,250 stock options to each of the Company’s non-employee directors in June of each year, and expects to continue doing so for the foreseeable future.  At June 30, 2007, there were 597,336 options outstanding related to these three plans with exercise prices ranging from $9.75 to $22.12.  At June 30, 2007, there were 1,155,500 shares remaining available for grant under the First Bancorp 2007 Equity Plan.

The Company also has four stock option plans as a result of assuming plans of acquired companies.  At June 30, 2007, there were 33,921 stock options outstanding in connection with these plans, with option prices ranging from $10.22 to $11.49.

Index

The Company issues new shares when options are exercised.

Prior to January 1, 2006, the Company accounted for all of these plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (Opinion 25) and related interpretations.  Because all of the Company’s stock options had an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation cost had ever been recognized.  On January 1, 2006, the Company adopted Statement No. 123(R), “Share-Based Payment” (Statement 123(R)).  Statement 123(R) supersedes Opinion 25 (and related interpretations) and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  Statement 123(R) permitted public companies to adopt its requirements using one of two methods.  The “modified prospective” method recognizes compensation for all stock options granted after the date of adoption and for all previously granted stock options that become vested after the date of adoption.  The “modified retrospective” method includes the requirements of the “modified prospective” method described above, but also permits entities to restate prior period results based on the amounts previously presented under FASB Statement No. 123 for purposes of pro-forma disclosures.  The Company elected to adopt  Statement 123(R) under the “modified prospective” method and accordingly did not restate prior period results.

The Company measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model.  The Company determines the assumptions used in the Black-Scholes option pricing model as follows:  the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant; the dividend yield is based on the Company’s dividend yield at the time of the grant (subject to adjustment if the dividend yield on the grant date is not expected to approximate the dividend yield over the expected life of the option); the volatility factor is based on the historical volatility of the Company’s stock (subject to adjustment if historical volatility is reasonably expected to differ from the past); and the weighted-average expected life is based on the historical behavior of employees related to exercises, forfeitures and cancellations.

For the three month periods ended June 30, 2007 and 2006, the adoption of Statement 123(R) resulted in stock-based compensation expense of $156,000 and $244,000, respectively, which was classified as “salaries expense” on the Consolidated Statements of Income.  For the six months periods ended June 30, 2007 and 2006, the Company recorded stock-based compensation expense of $167,000 and $291,000, respectively.  The Company recognized income tax benefits in the income statement related to stock-based compensation of $56,000 and $78,000 for each of the three and six month periods ended June 30, 2007 and 2006, respectively.  The compensation expense recorded related to the vesting of several stock option grants made prior to January 1, 2006, as well as grants of 2,250 options to each non-employee director of the Company in June of each year with no vesting requirements.  This compensation expense was reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows.  At June 30, 2007, the Company had $32,000 of unrecognized compensation costs related to unvested stock options.  The cost is expected to be amortized over a weighted-average life of 1.5 years, with $23,000 being expensed during the remainder of 2007, equally distributed among the two remaining quarters, and $3,000 being expensed in each of 2008, 2009 and 2010, equally distributed among each of the four quarters of each year.  In addition, as discussed above, the Company granted 2,250 options, without vesting requirements, to each of its non-employee directors on June 1, 2007 and expects to continue this grant on June 1 of each year.

As noted above, certain of the Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period.  As provided for under Statement 123(R), the Company has elected to recognize compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award.  Statement 123(R) requires companies to recognize compensation expense based on the estimated number of stock options and awards that will ultimately vest.  Over the past five years, there have only been nine forfeitures or expirations, totaling 13,500 options, and therefore the Company assumes that all options granted will become vested.

The Company’s only option grants for the first six months of 2007 and 2006 were grants of 24,750 and 29,250 options to non-employee directors on June 1, 2007 and 2006, respectively (2,250 options per director).  The per share weighted-average fair value of options granted during the six months ended June 30, 2007 and June 30,

Index

 2006, was $5.80, and $6.79, respectively, on the date of the grant using the following weighted-average assumptions:

	Six months ended June 30, 2007	Six months ended June 30, 2006
Expected dividend yield	3.88%	3.30%
Risk-free interest rate	4.92%	5.05%
Expected life	7 years	7 years
Expected volatility	32.91%	32.56%

The following table presents information regarding the activity during the first six months of 2007 related to all of the Company’s stock options outstanding:

	All Options Outstanding
Six months ended June 30, 2007	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at the beginning of the period	656,104	$16.94
Granted during the period	24,750	19.61
Exercised during the period	49,597	12.95
Forfeited or expired during the period	–	–
Outstanding at end of period	631,257	$17.36	5.2	$864
Exercisable at June 30, 2007	620,257	$17.37	5.2	$844

The Company received $415,000 and $618,000 as a result of stock option exercises during the six months ended June 30, 2007 and 2006, respectively.  The intrinsic value of the stock options exercised during the six months ended June 30, 2007 and 2006 was $460,000 and $787,000, respectively.  The Company recorded $36,000 and $94,000 in associated tax benefits from the exercise of nonqualified stock options during the six months ended June 30, 2007 and 2006, respectively.

Note 5 – Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding.  Diluted earnings per share includes the potentially dilutive effects of the Company’s stock option plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

	For the Three Months Ended June 30,
	2007			2006
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income	$5,419	14,384,511	$0.38	$4,795	14,296,159	$0.34

Effect of Dilutive Securities	-	88,935		-	137,671

Diluted EPS	$5,419	14,473,446	$0.37	$4,795	14,433,830	$0.33

Index

	For the Six Months Ended June 30,
	2007			2006
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income	$10,305	14,372,311	$0.72	$9,786	14,275,472	$0.69

Effect of Dilutive Securities	-	108,022		-	150,028

Diluted EPS	$10,305	14,480,333	$0.71	$9,786	14,425,500	$0.68

For both the three and six month periods ended June 30, 2007, there were 214,980 options that were antidilutive because the exercise price exceeded the average market price for the period.  For both the three and six month periods ended June 30, 2006, there were 220,980 options that were antidilutive because the exercise price exceeded the average market price for the period.  Antidilutive options have been omitted from the calculation of diluted earnings per share for the respective periods.

Note 6 – Asset Quality Information

Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate.  Nonperforming assets are summarized as follows:

($ in thousands)	June 30, 2007	December 31, 2006	June 30, 2006

Nonperforming loans:
Nonaccrual loans	$6,457	6,852	$3,973
Restructured loans	7	10	12
Accruing loans> 90 days past due	–	–	–
Total nonperforming loans	6,464	6,862	3,985
Other real estate	1,830	1,539	2,024
Total nonperforming assets	$8,294	8,401	$6,009

Nonperforming loans to total loans	0.36%	0.39%	0.24%
Nonperforming assets as a percentage of loans and other real estate	0.46%	0.48%	0.37%
Nonperforming assets to total assets	0.38%	0.39%	0.30%
Allowance for loan losses to total loans	1.12%	1.09%	1.08%

Note 7 – Deferred Loan Fees

Loans are shown on the Consolidated Balance Sheets net of net deferred loan costs (fees) of $44,000, $27,000, and ($64,000) at June 30, 2007, December 31, 2006, and June 30, 2006, respectively.

Index

Note 8 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of June 30, 2007, December 31, 2006, and June 30, 2006, and the carrying amount of unamortized intangible assets as of those same dates.

	June 30, 2007		December 31, 2006		June 30, 2006
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$394	164	394	148	394	131
Core deposit premiums	2,945	1,474	2,945	1,302	2,441	1,116
Total	$3,339	1,638	3,339	1,450	2,835	1,247

Unamortizable intangible assets:
Goodwill	$49,505		49,505		47,247
Pension	$–		–		235

Amortization expense totaled $94,000 and $60,000 for the three months ended June 30, 2007 and 2006, respectively.  Amortization expense totaled $188,000 and $121,000 for the six months ended June 30, 2007 and 2006, respectively.

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

The Company recorded pension expense totaling $621,000 and $581,000 for the three months ended June 30, 2007 and 2006, respectively, related to the Pension Plan and the SERP Plan.  The following table contains the components of the pension expense.

	For the Three Months Ended June 30,
	2007	2006	2007	2006	2007 Total	2006 Total
(in thousands)	Pension Plan	Pension Plan	SERP Plan	SERP Plan	Both Plans	Both Plans
Service cost – benefits earned during the period	$373	341	108	79	481	420
Interest cost	279	227	61	52	340	279
Expected return on plan assets	(326)	(268)	–	–	(326)	(268)
Amortization of transition obligation	–	1	–	–	–	1
Amortization of net (gain)/loss	95	112	22	22	117	134
Amortization of prior service cost	3	6	6	9	9	15
Net periodic pension cost	$424	419	197	162	621	581

The Company recorded pension expense totaling $1,137,000 and $1,162,000 for the six months ended June 30, 2007 and 2006, respectively, related to the Pension Plan and the SERP Plan.  The following table contains the components of the pension expense.

	For the Six Months Ended June 30,
	2007	2006	2007	2006	2007 Total	2006 Total
(in thousands)	Pension Plan	Pension Plan	SERP Plan	SERP Plan	Both Plans	Both Plans
Service cost – benefits earned during the period	$720	682	191	158	911	840
Interest cost	533	454	119	104	652	558
Expected return on plan assets	(645)	(536)	–	–	(645)	(536)
Amortization of transition obligation	–	2	–	–	–	2
Amortization of net (gain)/loss	157	224	41	44	198	268
Amortization of prior service cost	6	12	15	18	21	30
Net periodic pension cost	$771	838	366	324	1,137	1,162

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

Note 10 – Pending Acquisition

On July 12, 2007, the Company announced that it had reached an agreement to acquire Great Pee Dee Bancorp, Inc. (“Great Pee Dee”), the holding company for a community bank headquartered in Cheraw, South Carolina with three branches and total assets of $219 million.  Under the terms of the agreement and subject to possible adjustment, each share of Great Pee Dee common stock issued and outstanding on the merger date will be converted into and exchanged for the right to receive 1.15 shares of the Company’s common stock.  Additional information is available in the press release and merger agreement filed with the SEC (www.sec.gov) on July 13, 2007.

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

Management’s determination of the adequacy of the allowance is based primarily on a mathematical model that estimates the appropriate allowance for loan losses.  This model has two components.  The first component involves the estimation of losses on loans defined as “impaired loans.”  A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The estimated valuation allowance is the difference, if any, between the loan balance outstanding and the value of the impaired loan as determined by either 1) an estimate of the cash flows that the Company expects to receive from the borrower, discounted at the loan’s effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral.

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

The reserve estimated for impaired loans is then added to the reserve estimated for all other loans.  This becomes the Company’s “allocated allowance.”  In addition to the allocated allowance derived from the model, management also evaluates other data such as the ratio of the allowance for loan losses to total loans, net loan growth information, nonperforming asset levels and trends in such data.  Based on this additional analysis, the Company may determine that an additional amount of allowance for loan losses is necessary to reserve for probable losses.  This additional amount, if any, is the Company’s “unallocated allowance.”  The sum of the allocated allowance and the unallocated allowance is compared to the actual allowance for loan losses recorded on the books of the Company, and any adjustment necessary for the recorded allowance to equal the computed allowance is recorded as a provision for loan losses.  The provision for loan losses is a direct charge to earnings in the period recorded.

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

Index

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

RESULTS OF OPERATIONS

Overview

Net income for the three months ended June 30, 2007 was $5,419,000, a 13.0% increase over the $4,795,000 reported for the corresponding period of 2006. Diluted earnings per share for the second quarter of 2007 amounted to $0.37, a 12.1% increase over the $0.33 reported for the second quarter of 2006.

For the six month period ended June 30, 2007, net income amounted to $10,305,000, a 5.3% increase over the $9,786,000 reported for the first half of 2006.  Diluted earnings per share amounted to $0.71 for the first six months of 2007, an increase of 4.4% over the $0.68 reported in the comparable period of 2006.

Total assets at June 30, 2007 amounted to $2.21 billion, 10.7% higher than a year earlier. Total loans at June 30, 2007 amounted to $1.80 billion, a 10.2% increase from a year earlier, and total deposits amounted to $1.80 billion at June 30, 2007, a 13.2% increase from a year earlier.

The increase in loans and deposits over the past twelve months resulted in an increase in the Company’s net interest income when comparing the three and six month periods of 2007 to comparable periods in 2006. Net interest income for the second quarter of 2007 amounted to $19.7 million, a 6.7% increase over the $18.4 million recorded in the second quarter of 2006. Net interest income for the six months ended June 30, 2007 amounted to $38.5 million, a 6.2% increase over the $36.3 million recorded in the same six month period in 2006.

The impact of the growth in loans and deposits on the Company’s net interest income was partially offset by a decline in the Company’s net interest margin (tax-equivalent net interest income divided by average earning assets). The Company’s net interest margin for the second quarter of 2007 was 4.03% compared to 4.22% for second quarter of 2006.  The Company’s net interest margin for the first six months of 2007 was 4.00% compared to 4.28% for the same six months of 2006.  The lower net interest margins realized in 2007 compared to 2006 were primarily due to deposit rates paid by the Company rising by more than loan and investment yields. This has been caused by 1) the flat interest rate yield curve that has prevailed in the marketplace for most of the past year, 2) customers shifting their funds from low cost deposits to higher cost deposits as rates have risen, and 3) intense competition in the Company’s market area for loans and deposits that has impacted loan and deposit pricing.

Although the Company’s 2007 net interest margins have been lower than in 2006, the second quarter of 2007 net interest margin of 4.03% was 6 basis points higher than the 3.97% net interest margin realized in the first quarter of 2007.  This was primarily due to the repricing of fixed rate loans that matured and renewed at higher interest rates during the quarter and the stabilization of the Company’s funding costs.  The average loan yield realized by the Company increased by 9 basis points from the first quarter of 2007, while the Company’s average rate paid on interest-bearing liabilities increased by only 4 basis points.  The relatively small increase in the average rate

Index

paid on interest-bearing liabilities is primarily due to the short-term nature of the Company’s deposit portfolio coupled with the relatively stable interest rate environment that has been in effect since the last Federal Reserve interest rate increase that occurred in July 2006.

The Company’s provisions for loan losses did not vary significantly when comparing the three and six months ended June 30, 2007 to the comparable periods of 2006.  The provision for loan losses for the second quarter of 2007 was $1.3 million compared to $1.4 million for the second quarter of 2006.  The provision for loan losses for each of the six month periods ended June 30, 2007 and June 30, 2006 amounted to $2.4 million.  Factors that played an offsetting role in this comparison were i) lower 2007 loan growth, which generally results in a lower provision for loan losses, and ii) higher levels of nonperforming assets and net charge-offs in 2007, which generally increase the necessary provision for loan losses.

Noninterest income amounted to $4.9 million in the second quarter of 2007, a 26.4% increase from the $3.8 million recorded in the second quarter of 2006.  Noninterest income for the six months ended June 30, 2007 amounted to $9.1 million, an increase of 16.6% from the $7.8 million recorded in the first half of 2006.  Securities gains were $487,000 in the second quarter of 2007 compared to $205,000 in the second quarter of 2006.  “Other gains (losses)” amounted to a net gain of $115,000 in the second quarter of 2007 compared to a net loss of $311,000 in the second quarter of 2006.  For the six months ended June 30, 2007, “Other gains (losses)” amounted to a net gain of $82,000 compared to a net loss of $378,000 in the first half of 2006.  The variances in “Other gains (losses)” in 2007 compared to 2006 relate primarily to a merchant credit card liability that the Company incurred in 2006.  The Company expensed $230,000 in the second quarter of 2006 related to this situation and another $1.67 million in the third quarter of 2006.  During 2007, the Company determined that its ultimate exposure to this loss is approximately $190,000 less than the original estimated total loss of $1.9 million that was reserved in 2006.  Accordingly, the Company reversed $50,000 of this loss during the first quarter of 2007 and the remaining $140,000 in the second quarter of 2007 by recording “other gains” to reduce this liability.

Noninterest expenses amounted to $14.5 million in the second quarter of 2007, an 11.1% increase over the $13.1 million recorded in the comparable period of 2006.  Noninterest expenses for the six months ended June 30, 2007 amounted to $28.6 million, an 11.0% increase from the $25.8 million recorded in the first six months of 2006.  The increases in noninterest expenses were primarily attributable to costs associated with the Company’s overall growth in loans, deposits and branch network.  Expense associated with the Company’s stock option plan amounted to $156,000 and $167,000 for the three and six months ended June 30, 2007, respectively, compared to $244,000 and $291,000 for the three and six months ended June 30, 2006, respectively.

The Company’s effective tax rate was approximately 38%-39% for each of the three and six month periods ended June 30, 2006 and 2007.

The Company’s annualized return on average assets for the second quarter of 2007 was 1.03% compared to 1.02% for the second quarter of 2006.  The Company’s annualized return on average assets for the six months ended June 30, 2007 was 0.99% compared to 1.07% for the first half of 2006.

The Company’s annualized return on average equity for the second quarter of 2007 was 12.85% compared to 11.83% for the second quarter of 2006.  The Company’s annualized return on average equity for the six months ended June 30, 2007 was 12.38% compared to 12.30% for the first half of 2006.

Index

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets.  Net interest income for the three month period ended June 30, 2007 amounted to $19,678,000, an increase of $1,234,000, or 6.7%, from the $18,444,000 recorded in the second quarter of 2006.  Net interest income on a taxable equivalent basis for the three months ended June 30, 2007 amounted to $19,818,000, an increase of $1,249,000, or 6.7%, from the $18,569,000 recorded in the second quarter of 2006.  Management believes that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended June 30,
($ in thousands)	2007	2006
Net interest income, as reported	$19,678	18,444
Tax-equivalent adjustment	140	125
Net interest income, tax-equivalent	$19,818	18,569

Net interest income for the six months ended June 30, 2007 amounted to $38,544,000, an increase of $2,247,000, or 6.2%, from the $36,297,000 recorded in the first six months of 2006.  Net interest income on a taxable equivalent basis for the six months ended June 30, 2007 amounted to $38,807,000, an increase of $2,259,000, or 6.2%, from the $36,548,000 recorded in the first six months of 2006.

	Six Months Ended June,
($ in thousands)	2007	2006
Net interest income, as reported	$38,544	36,297
Tax-equivalent adjustment	263	251
Net interest income, tax-equivalent	$38,807	36,548

There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and 2) the Company’s net interest margin.  For the three and six months ended June 30, 2007, the increases in net interest income over the comparable periods in 2006 were due to growth in loans and deposits, as the Company’s net interest margins in 2007 have been lower than in the comparable periods of 2006.  The Company’s net interest margin of 4.03% in the second quarter of 2007 was lower than the 4.22% recorded in the second quarter of 2006.  For the six months ended June 30, 2007 and 2006, the Company’s net interest margin was 4.00% and 4.28%, respectively.  The Company’s believes the primary reasons behind its decreasing net interest margin are 1) deposit rates paid by the Company rising by more than loan and investment yields, which is largely associated with the flat interest rate yield curve currently prevailing in the marketplace 2) the negative impact of the Company having more of its overall funding occurring in its highest cost funding sources, which is a result of needing to fund high loan growth, as well as customers shifting their funds from low cost deposits to higher cost deposits as interest rates have risen, and 3) intense competition in the Company’s market area for loans and deposits that has impacted loan and deposit pricing.

 The following tables present net interest income analysis on a taxable-equivalent basis for the three and six month periods ended June 30, 2007 and 2006.

Index

	For the Three Months Ended June 30,
	2007			2006
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$1,783,794	7.76%	$34,492	$1,593,070	7.36%	$29,215
Taxable securities	128,795	5.00%	1,606	118,172	4.76%	1,402
Non-taxable securities (2)	13,381	8.27%	276	12,058	8.38%	252
Short-term investments	47,578	5.76%	683	40,927	5.60%	571
Total interest-earning assets	1,973,548	7.53%	37,057	1,764,227	7.15%	31,440

Cash and due from banks	40,401			37,552
Premises and equipment	45,276			36,647
Other assets	57,302			47,808
Total assets	$2,116,527			$1,886,234

Liabilities
NOW accounts	$195,402	0.40%	$195	$188,112	0.36%	$171
Money market accounts	231,838	3.37%	1,948	173,434	2.57%	1,113
Savings accounts	107,299	1.58%	424	114,012	1.23%	351
Time deposits>$100,000	436,355	5.08%	5,524	380,229	4.40%	4,174
Other time deposits	567,337	4.70%	6,647	507,359	3.96%	5,004
Total interest-bearing deposits	1,538,231	3.84%	14,738	1,363,146	3.18%	10,813
Securities sold under agreements to repurchase	42,361	3.86%	408	29,102	3.76%	273
Borrowings	124,207	6.76%	2,093	109,422	6.54%	1,785
Total interest-bearing liabilities	1,704,799	4.06%	17,239	1,501,670	3.44%	12,871

Non-interest-bearing deposits	224,979			206,635
Other liabilities	17,580			15,403
Shareholders equity	169,169			162,526
Total liabilities and shareholders’ equity	$2,116,527			$1,886,234

Net yield on interest-earning assets and net interest income		4.03%	$19,818		4.22%	$18,569
Interest rate spread		3.47%			3.71%

Average prime rate		8.25%			7.90%
(1)           Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2)
Includes tax-equivalent adjustments of $140,000 and $125,000 in 2007 and 2006, respectively, to reflect the tax benefit that the Company received related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status.  This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Index

	For the Six Months Ended June 30,
	2007			2006
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$1,770,320	7.71%	$67,703	$1,554,763	7.26%	$55,977
Taxable securities	127,137	4.99%	3,145	116,541	4.73%	2,731
Non-taxable securities (2)	13,209	8.12%	532	11,940	8.53%	505
Short-term investments	45,964	5.86%	1,336	40,137	5.37%	1,068
Total interest-earning assets	1,956,630	7.49%	72,716	1,723,381	7.05%	60,281

Cash and due from banks	39,232			37,739
Premises and equipment	44,819			35,907
Other assets	57,770			47,746
Total assets	$2,098,451			$1,844,773

Liabilities
NOW accounts	$192,787	0.40%	$387	$189,626	0.34%	$323
Money market accounts	222,983	3.28%	3,630	169,508	2.37%	1,991
Savings accounts	106,337	1.53%	807	112,525	1.17%	654
Time deposits>$100,000	433,546	5.05%	10,860	372,847	4.25%	7,851
Other time deposits	563,635	4.66%	13,033	501,103	3.80%	9,436
Total interest-bearing deposits	1,519,288	3.81%	28,717	1,345,609	3.04%	20,255
Securities sold under agreements to repurchase	43,092	3.84%	820	29,708	3.63%	535
Borrowings	130,632	6.75%	4,372	91,486	6.49%	2,943
Total interest-bearing liabilities	1,693,012	4.04%	33,909	1,466,803	3.26%	23,733

Non-interest-bearing deposits	218,686			201,865
Other liabilities	18,850			15,652
Shareholders equity	167,903			160,453
Total liabilities and shareholders’ equity	$2,098,451			$1,844,773

Net yield on interest-earning assets and net interest income		4.00%	$38,807		4.28%	$36,548
Interest rate spread		3.45%			3.79%

Average prime rate		8.25%			7.66%
(1)           Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2)
Includes tax-equivalent adjustments of $263,000 and $251,000 in 2007 and 2006, respectively, to reflect the tax benefit that the Company received related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status.  This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the second quarter of 2007 were $1.784 billion, which was 12.0% higher than the average loans outstanding for the second quarter of 2006 ($1.593 billion).  Average loans outstanding for the six months ended June 30, 2007 were $1.770 billion, which was 13.9% higher than the average loans outstanding for the six months ended June 30, 2006 ($1.555 billion).

The mix of the Company’s loan portfolio remained substantially the same at June 30, 2007 compared to December 31, 2006 with approximately 86% of the Company’s loans being real estate loans, 9% being commercial, financial, and agricultural loans, and the remaining 5% being consumer installment loans.  The majority of the Company’s real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Index

Average total deposits outstanding for the second quarter of 2007 were $1.763 billion, which was 12.3% higher than the average deposits outstanding for the second quarter of 2006 ($1.570 billion).  Average deposits outstanding for the six months ended June 30, 2007 were $1.738 billion, which was 12.3% higher than the average deposits outstanding for the six months ended June 30, 2006 ($1.547 billion).  Generally, the Company can reinvest funds from deposits at higher yields than the interest rate being paid on those deposits, and therefore increases in deposits typically result in higher amounts of net interest income for the Company.

See additional discussion regarding reasons for and the nature of the growth in loans and deposits in the section entitled “Financial Condition” below.  The effect of the higher amounts of average loans and deposits was to increase net interest income in 2007.

As derived from the table above, in comparing second quarter 2007 to second quarter 2006, the yield earned on loans, the Company’s primary earning asset, increased by only 40 basis points (from 7.36% to 7.76%) while the average rate paid on other time deposits, the Company’s largest deposit category, increased by 74 basis points (from 3.96% to 4.70%).  In comparing the six months ended June 30, 2007 to the same period in 2006, the yield earned on loans increased by only 45 basis points (from 7.26% to 7.71%), while the average rate paid on other time deposits increased by 86 basis points (from 3.80% to 4.66%).  The difference in these increases negatively impacted the Company’s net interest margin and was largely a result of short-term interest rates prevailing in the market place increasing faster than long-term interest rates - with short-term interest rates being approximately the same as long-term interest rates at June 30, 2007 (commonly referred to as a “flat yield curve”).  A flat yield curve is unfavorable for the Company because the Company’s funding costs are generally tied to short-term interest rates, while its investment rates, in the form of securities and loans, are more closely correlated to long-term interest rates prevailing in the marketplace.

See additional information regarding net interest income in the section below entitled “Interest Rate Risk.”

The Company’s provisions for loan losses did not vary significantly when comparing the three and six months ended June 30, 2007 to the comparable periods of 2006.  The provision for loan losses for the second quarter of 2007 was $1,322,000 compared to $1,400,000 for the second quarter of 2006.  The provision for loan losses for the six month periods ended June 30, 2007 and June 30, 2006 amounted to $2,443,000 and $2,415,000, respectively. Factors that played an offsetting role in this comparison were i) lower 2007 loan growth, which generally results in a lower provision for loan losses, and ii) higher levels of nonperforming assets and net charge-offs in 2007, which generally increase the provision for loan losses.  Loan growth was $26 million in the second quarter of 2007 compared to $83 million in the second quarter of 2006, while loan growth was $62 million for the first half of 2007 compared to $153 million for the first half of 2006.  The Company’s ratios of annualized net charge-offs to average loans were 16 basis points and 15 basis points for the three and six month periods in 2007, respectively, compared to 9 basis points and 6 basis points for the three and six month periods in 2006, respectively.  The Company’s level of nonperforming assets to total assets was 0.38% at June 30, 2007 compared to 0.30% a year earlier.

Noninterest income amounted to $4,857,000 in the second quarter of 2007, a 26.4% increase from the $3,844,000 recorded in the second quarter of 2006.  Noninterest income for the six months ended June 30, 2007 amounted to $9,093,000, an increase of 16.6% from the $7,798,000 recorded in the first half of 2006.  The increases were a result of general growth in the Company's customer base, but more significantly were caused by higher amounts of securities gains and “other gains” in 2007 compared to 2006.

Securities gains were $487,000 in the second quarter of 2007 compared to $205,000 in the second quarter of 2006.  “Other gains (losses)” amounted to a net gain of $115,000 in the second quarter of 2007 compared to a net loss of $311,000 in the second quarter of 2006.  For the six months ended June 30, 2007, “Other gains (losses)” amounted to a net gain of $82,000 compared to a net loss $378,000 in the first half of 2006.  The variances in “Other gains (losses)” in 2007 compared to 2006 relate primarily to a merchant credit card liability that the Company incurred in 2006.  The Company expensed $230,000 in the second quarter of 2006 related to this situation and another $1.67 million in the third quarter of 2006.  During 2007, the Company determined that its

Index

ultimate exposure to this loss is approximately $190,000 less than the original estimated total loss of $1.9 million that was reserved in 2006.  Accordingly, the Company reversed $50,000 of this loss during the first quarter of 2007 and the remaining $140,000 in the second quarter of 2007 by recording “other gains” to reduce this liability.

Noninterest expenses amounted to $14,510,000 in the second quarter of 2007, an 11.1% increase over the $13,064,000 recorded in the comparable period of 2006. Noninterest expenses for the six months ended June 30, 2007 amounted to $28,640,000, an 11.0% increase from the $25,793,000 recorded in the first six months of 2006.  The increase in noninterest expenses is primarily attributable to costs associated with the Company’s overall growth in loans, deposits and branch network.  Expense associated with the Company’s stock option plan amounted to $156,000 and $167,000 for the three and six months ended June 30, 2007, respectively, compared to $244,000 and $291,000 for the three and six months ended June 30, 2006, respectively.

The provision for income taxes was $3,284,000 in the second quarter of 2007, an effective tax rate of 37.7%, compared to $3,029,000 in the second quarter of 2006, an effective tax rate of 38.7%.  The provision for income taxes was $6,249,000 for the six months ended June 30, 2007, an effective tax rate of 37.7%, compared to $6,101,000 for the six months ended June 30, 2006, an effective tax rate of 38.4%.  The Company expects its effective tax rate to remain at approximately 38-39% for the foreseeable future.

The Consolidated Statements of Comprehensive Income reflect “Other Comprehensive Loss” of $916,000 during the second quarter of 2007 and “Other Comprehensive Loss” of $698,000 for the six months ended June 30, 2007, compared to “Other Comprehensive Loss” of $1,114,000 for the second quarter of 2006 and “Other Comprehensive Loss” of $1,163,000 for the six months ended June 30, 2006.  The primary component of other comprehensive loss for the periods presented relates to changes in unrealized holding losses of the Company’s available for sale securities.  The Company’s available for sale securities portfolio is predominantly comprised of fixed rate bonds that increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase.

Index

FINANCIAL CONDITION

Total assets at June 30, 2007 amounted to $2.21 billion, 10.7% higher than a year earlier.  Total loans at June 30, 2007 amounted to $1.80 billion, a 10.2% increase from a year earlier, and total deposits amounted to $1.80 billion at June 30, 2007, a 13.2% increase from a year earlier.

The following tables present information regarding the nature of the Company’s growth since June 30, 2006.

July 1, 2006 to June 30, 2007	Balance at beginning of period	Internal Growth	Growth from Acquisitions	Balance at end of period	Total percentage growth	Percentage growth, excluding acquisitions
	($ in thousands)

Loans	$1,635,899	160,660	5,749	1,802,308	10.2%	9.8%

Deposits - Noninterest bearing	$209,062	25,604	4,974	239,640	14.6%	12.2%
Deposits - NOW	184,166	3,707	6,034	193,907	5.3%	2.0%
Deposits - Money market	182,439	55,342	3,679	241,460	32.4%	30.3%
Deposits - Savings	113,917	(11,170)	2,178	104,925	-7.9%	-9.8%
Deposits - Time>$100,000	390,589	54,485	4,799	449,873	15.2%	13.9%
Deposits - Time<$100,000	510,495	37,948	22,313	570,756	11.8%	7.4%
Total deposits	$1,590,668	165,916	43,977	1,800,561	13.2%	10.4%

January 1, 2007 to June 30, 2007
Loans	$1,740,396	61,912	–	1,802,308	3.6%	3.6%

Deposits - Noninterest bearing	$217,291	22,349	–	239,640	10.3%	10.3%
Deposits - NOW	193,435	472	–	193,907	0.2%	0.2%
Deposits - Money market	205,994	35,466	–	241,460	17.2%	17.2%
Deposits - Savings	103,346	1,579	–	104,925	1.5%	1.5%
Deposits - Time>$100,000	422,772	27,101	–	449,873	6.4%	6.4%
Deposits - Time<$100,000	552,841	17,915	–	570,756	3.2%	3.2%
Total deposits	$1,695,679	104,882	–	1,800,561	6.2%	6.2%

As shown in the table above, for the twelve months preceding June 30, 2007, the Company’s loans increased by $166 million, or 10.2%, of which $161 million was internal growth and $6 million was from two branch purchases that occurred in the third quarter of 2006.  Over that same period, deposits increased $210 million, or 13.2%, of which $166 million was internal growth and $44 million was from the two branch purchases.  For the first half of 2007, loans increased by $62 million, or 7.2% on an annualized basis, and deposits increased by $105 million, or 12.5% on an annualized basis.  For both of the time periods in the table, money market accounts experienced the highest growth among the deposit categories.  The growth in this type of account was driven by a premium money market account that was introduced by the Company in 2005 that pays a high interest rate, which was necessary in order to compete in the marketplace.

The mix of the Company’s loan portfolio remained substantially the same at June 30, 2007 compared to December 31, 2006, with approximately 86% of the Company’s loans being real estate loans, 9% being commercial, financial, and agricultural loans, and the remaining 5% being consumer installment loans.  The majority of the Company’s real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Index

Nonperforming Assets

Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate.  Nonperforming assets are summarized as follows:

($ in thousands)	June 30, 2007	December 31, 2006	June 30, 2006

Nonperforming loans:
Nonaccrual loans	$6,457	6,852	3,973
Restructured loans	7	10	12
Accruing loans> 90 days past due	–	–	–
Total nonperforming loans	6,464	6,862	3,985
Other real estate	1,830	1,539	2,024
Total nonperforming assets	$8,294	8,401	6,009

Nonperforming loans to total loans	0.36%	0.39%	0.24%
Nonperforming assets as a percentage of loans and other real estate	0.46%	0.48%	0.37%
Nonperforming assets to total assets	0.38%	0.39%	0.30%
Allowance for loan losses to total loans	1.12%	1.09%	1.08%

Management has reviewed the collateral for the nonperforming assets, including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

The variances in nonperforming loans among the periods presented has been primarily due to changes in nonaccrual loans, as restructured loans have not changed significantly.  At June 30, 2006, nonperforming loans were at an unusually low level due to the collection and/or charge-offs of several large nonaccrual relationships in the fourth quarter of 2005.  Since then, the Company has experienced more typical activity within its nonaccrual loan category, and the level of nonaccrual loans has increased to more normal levels as a percentage of the total loan portfolio.  In the first half of 2007, the Company foreclosed on several loans secured by real estate, which is largely responsible for the $395,000 decrease in nonaccrual loans and the $291,000 increase in other real estate since December 31, 2006.  At June 30, 2007, the Company’s largest nonaccrual loan relationship amounted to $590,000 and the largest carrying amount of any single piece of other real estate amounted to $330,000.

At June 30, 2007, December 31, 2006, and June 30, 2006, the recorded investments in loans considered to be impaired were $2,884,000, $2,864,000, and $1,225,000, respectively, all of which were on nonaccrual status.  At June 30, 2007, December 31, 2006, and June 30, 2006, the related allowance for loan losses for all impaired loans were $856,000, $511,000, and $311,000, respectively.  At June 30, 2007, December 31, 2006, and June 30, 2006, there was $627,000, $842,000, and $618,000 in impaired loans for which there was no related allowance.  The average recorded investments in impaired loans during the six month period ended June 30, 2007, the year ended December 31, 2006, and the six months ended June 30, 2006 were approximately $2,810,000, $1,445,000, and $782,000, respectively.  For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

Summary of Loan Loss Experience

The allowance for loan losses is created by direct charges to operations.  Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible.  The recoveries realized during the period are credited to this allowance.

The Company has no foreign loans, few agricultural loans and does not engage in significant lease financing or highly leveraged transactions.  Commercial loans are diversified among a variety of industries.  The majority of the

Index

Company’s real estate loans are primarily personal and commercial loans where real estate provides additional security for the loan.  Collateral for virtually all of these loans is located within the Company’s principal market area.

The Company’s provisions for loan losses did not vary significantly when comparing the three and six months ended June 30, 2007 to the comparable periods of 2006. The provision for loan losses amounted to $1,322,000 in the second quarter of 2007 compared to $1,400,000 in the second quarter of 2006, and the provision for loan losses for the first six months of 2007 was $2,443,000 compared to $2,415,000 for the first six months of 2006.  Factors that played an offsetting role in this comparison were i) lower 2007 loan growth, which generally results in a lower provision for loan losses, and ii) higher levels of nonperforming assets and net charge-offs in 2007, which generally increase the provision for loan losses.  Loan growth was $26 million in the second quarter of 2007 compared to $83 million in the second quarter of 2006, while loan growth was $62 million for the first half of 2007 compared to $153 million for the first half of 2006.  The Company’s ratios of annualized net charge-offs to average loans were 16 basis points and 15 basis points for the three and six month periods in 2007, respectively, compared to 9 basis points and 6 basis points for the three and six month periods in 2006, respectively.  The Company’s level of nonperforming assets to total assets was 0.38% at June 30, 2007 compared to 0.30% a year earlier.

At June 30, 2007, the allowance for loan losses amounted to $20,104,000, compared to $18,947,000 at December 31, 2006 and $17,642,000 at June 30, 2006.  The allowance for loan losses as a percentage of total loans did not vary significantly among the periods presented, amounting to 1.12% at June 30, 2007, 1.09% at December 31, 2006, and 1.08% at June 30, 2006.

Management believes the Company’s reserve levels are adequate to cover probable loan losses on the loans outstanding as of each reporting date.  It must be emphasized, however, that the determination of the reserve using the Company's procedures and methods depends upon various judgments and assumptions about economic conditions and other factors affecting loans.  No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings.  See “Critical Accounting Policies – Allowance for Loan Losses” above.

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

	Six Months Ended June 30,	Twelve Months Ended December 31,	Six Months Ended June 30,
($ in thousands)	2007	2006	2006

Loans outstanding at end of period	$1,802,308	1,740,396	1,635,899
Average amount of loans outstanding	$1,770,320	1,623,188	1,554,763

Allowance for loan losses, at beginning of period	$18,947	15,716	15,716

Total charge-offs	(1,473)	(2,017)	(613)
Total recoveries	187	273	124
Net charge-offs	(1,286)	(1,744)	(489)

Additions to the allowance charged to expense	2,443	4,923	2,415
Additions related to loans assumed in corporate acquisitions	–	52	–

Allowance for loan losses, at end of period	$20,104	18,947	17,642

Ratios:
Net charge-offs (annualized) as a percent of average loans	0.15%	0.11%	0.06%
Allowance for loan losses as a percent of loans at end of period	1.12%	1.09%	1.08%

Based on the results of the Company’s loan analysis and grading program and management’s evaluation of the allowance for loan losses at June 30, 2007, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2006.

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

In addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources - 1) an approximately $344 million line of credit with the Federal Home Loan Bank (of which $111 million was outstanding at June 30, 2007), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at June 30, 2007), and 3) an approximately $81 million line of credit through the Federal Reserve Bank of Richmond’s discount window (none of which was outstanding at June 30, 2007).  In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, the borrowing capacity was further reduced by $40 million at June 30, 2007 and December 31, 2006 as a result of the Company pledging letters of credit for public deposits at each of those dates.  Unused lines of credit amounted to $324 million at June 30, 2007 compared to $303 million at December 31, 2006.

Index

The Company’s liquidity did not change significantly during the first half of 2007.  The Company’s loan to deposit ratio was 100.1% at June 30, 2007 compared to 102.6% at December 31, 2006.  The level of the Company’s liquid assets (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) as a percentage of deposits, securities sold under agreements to repurchase and borrowings was 14.9% at June 30, 2007 compared to 15.1% at December 31, 2006.

The Company’s management believes its liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet its operating needs in the foreseeable future.  The Company will continue to monitor its liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.

The amount and timing of the Company’s contractual obligations and commercial commitments has not changed materially since December 31, 2006, detail of which is presented in Table 18 of the Company’s 2006 Annual Report on Form 10-K.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics.  The Company has not engaged in derivative activities through June 30, 2007, and has no current plans to do so.

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

At June 30, 2007, the Company’s capital ratios exceeded the regulatory minimum ratios discussed above.  The following table presents the Company’s capital ratios and the regulatory minimums discussed above for the periods indicated.

	June 30, 2007	December 31, 2006	June 30, 2006
Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	10.10%	10.05%	10.55%
Minimum required Tier I capital	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	11.77%	11.81%	12.27%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted most recent quarter average assets	8.59%	8.59%	9.04%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

The Company’s capital ratios decreased from June 30, 2006 to December 31, 2006 primarily as a result of the Company’s strong balance sheet growth and the purchase of two bank branches.  In 2007, the earnings of the Company have supported the balance sheet growth in such a manner that the capital ratios are substantially the same at June 30, 2007 as they were at December 31, 2006.

The Company’s bank subsidiary is also subject to capital requirements similar to those discussed above.  The bank’s capital ratios do not vary materially from the Company’s capital ratios presented above.  At June 30, 2007, the bank exceeded the minimum ratios established by the FED and FDIC.

SHARE REPURCHASES

During the first quarter of 2007, the Company repurchased 348 shares of its common stock at a price of $23.68 per share. The Company did not repurchase any shares of its common stock during the second quarter of 2007.  At June 30, 2007, the Company had approximately 262,000 shares available for repurchase under existing authority from its board of directors.  The Company may repurchase these shares in open market and privately negotiated transactions, as market conditions and the Company’s liquidity warrant, subject to compliance with applicable regulations.  See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is the Company’s most significant component of earnings.  Notwithstanding changes in volumes of loans and deposits, the Company’s level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities.  It is the Company’s policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations.  The Company’s exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates.  Over the years, the Company has been able to maintain a fairly consistent yield on average earning assets (net interest margin).  Over the past five calendar years, the Company’s net interest margin has ranged from a low of 4.18% (realized in 2006) to a high of 4.58% (realized in 2002).  During that five year period, the prime rate of interest ranged from a low of 4.00% to a high of 8.25% (which was the rate at June 30, 2007).

Using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at June 30, 2007, the Company had $502 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets.  This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment.  However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions.  Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products.  For example, included in interest-bearing liabilities subject to interest rate changes within one year at June 30, 2007 are deposits totaling $541 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management.  These types of deposits historically have not repriced with or in the same proportion as general market indicators.

Overall, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates.  Similarly, management would not expect a significant increase in near term net interest income from falling interest rates.  Generally, when rates change, the Company’s interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while the Company’s interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change.  The net effect is that in the twelve-month horizon, as rates change, the impact of having a higher level of interest-sensitive liabilities is substantially negated by the later and typically lower proportionate change these liabilities experience compared to interest-sensitive assets.  The general discussion in this paragraph applies most directly in a “normal” interest rate environment in which longer term maturity instruments carry higher interest rates than short term maturity instruments, and is less applicable in periods in which there is a “flat” interest rate curve, which is discussed in the following paragraph.

Since the second half of 2004, the Federal Reserve has increased the discount rate 17 times totaling 425 basis points.  However, the impact of these rate increases has not had an equal effect on short-term interest rates and long-term interest rates in the marketplace.  In the marketplace, short-term rates have risen by a significantly higher amount than have longer-term interest rates.  For example, from June 30, 2004 to June 30, 2007, the interest rate on three-month treasury bills rose by 349 basis points, whereas the interest rate for seven-year treasury notes increased by only 71 basis points.  This has resulted in what economists refer to as a “flat yield curve”, which means that short-term interest rates are substantially the same as long-term interest rates.  This is an unfavorable

Index

interest rate environment for many banks, including the Company, as short-term interest rates generally drive the Company’s deposit pricing and longer-term interest rates generally drive loan pricing.  When these rates converge, which they have, the profit spread the Company realizes between loan yields and deposit rates narrows, which reduces the Company’s net interest margin.

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

The factors discussed above are the primary reasons for the Company experiencing a steady decline in its net interest margin in 2006 and the first quarter of 2007.  The Company’s net interest margin was 4.37% in the fourth quarter of 2005, 4.33% in the first quarter of 2006, 4.22% in the second quarter of 2006, 4.12% in the third quarter of 2006, 4.05% in the fourth quarter of 2006, and 3.97% in the first quarter of 2007.  The Company’s 4.03% net interest margin in the second quarter of 2007 was the first quarterly increase in net interest margin since 2005.  This was primarily due to the repricing of fixed rate loans that matured and renewed at higher interest rates during the quarter and the stabilization of the Company’s funding costs.  The average loan yield realized by the Company increased by 9 basis points from the first quarter of 2007, while the Company’s average rate paid on interest-bearing liabilities increased by only 4 basis points.  The relatively small increase in the average rate paid on interest-bearing liabilities is primarily due to the short-term nature of the Company’s deposit portfolio coupled with the relatively stable interest rate environment that has prevailed since the last Federal Reserve interest rate increase, which occurred in July 2006.  Rate forecasts reviewed by the Company indicate that some economists are expecting no change in interest rates for the remainder of 2007.  Assuming interest rates do not change in 2007, the Company projects that its net interest margin for the remainder of 2007 will not vary significantly from the 4.03% net interest margin realized in the second quarter of 2007.  In addition to the assumption regarding interest rates, the aforementioned modeling is dependent on many other assumptions that could vary significantly from expectations, including, but not limited to:  loan growth, mix of loan growth, deposit growth, mix of deposit growth, the ability of the Company to manage changes in rates earned on loans and paid on deposits, which will depend largely on actions taken by the Company’s competitors.

The Company has no market risk sensitive instruments held for trading purposes, nor does it maintain any foreign currency positions.

See additional discussion regarding net interest income, as well as discussion of the changes in the annual net interest margin in the section entitled “Net Interest Income” above.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are our controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports with the SEC is recorded, processed, summarized and reported within the required time periods.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is communicated to our management to allow timely decisions regarding required disclosure.  Based on the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in allowing timely decisions regarding disclosure to be made about material information required to be included in our periodic reports with the SEC. Except as discussed in the following sentence, there were no change in our internal control over financial reporting that occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the three months ended June 30, 2007, we determined that we had not appropriately modified our internal controls over wire transfers after a software change involving our wire transfer system that occurred in January 2007. There were no significant losses that resulted from this situation. During June 2007, we implemented additional internal controls to confirm the accuracy of our wire transfers to address this issue.

Index

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

Index

Part II.  Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2007 to April 30, 2007	–	–	–	261,667
May 1, 2007 to May 31, 2007	–	–	–	261,667
June 1, 2007 to June 30, 2007	–	–	–	261,667
Total	–	–	–	261,667	(2)

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

(2)
The above table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended June 30, 2007.

Index

Item 4 - Submission of Matters to a Vote of Security Holders

The following proposals were considered and acted upon at the annual meeting of shareholders of the Company held on May 2, 2007:

Proposal 1
A proposal to elect fifteen (15) nominees to the Board of Directors to serve until the 2008 annual meeting of shareholders, or until their successors are elected and qualified.

Nominee	Voted For	Withheld Authority
Jack D. Briggs	11,792,771	205,586
R. Walton Brown	11,772,446	225,910
David L. Burns	11,771,825	226,531
John F. Burns	11,727,866	270,490
Mary Clara Capel	11,793,802	204,554
James G. Hudson, Jr.	11,772,164	226,193
Jerry L. Ocheltree	11,792,319	206,038
George R. Perkins, Jr.	11,768,137	230,220
Thomas F. Philips	11,731,680	266,676
Frederick L. Taylor II	11,792,962	205,395
Virginia C. Thomasson	11,793,472	204,884
Goldie Wallace	11,767,566	230,791
A. Jordan Washburn	11,760,355	238,001
Dennis A. Wicker	11,774,085	224,271
John C. Willis	11,789,494	208,863

Proposal 2

A proposal to ratify the appointment of Elliott Davis, PLLC as the independent auditors of the Company for 2007.

For 11,843,284	Against 112,486	Abstain 40,337

Proposal 3

A proposal to adopt a new equity-based incentive plan, entitled the “First Bancorp 2007 Equity Plan.”

For 8,408,248	Against 554,930	Abstain 168,814

Index

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

4	Form of Common Stock Certificate was filed as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

10	Material Contracts

10.a	First Bancorp 2007 Equity Plan was filed as Appendix B to the Company’s Form Def 14A filed on March 23, 2007 and is incorporated herein by reference. (*)

10.b
Merger Agreement between First Bancorp and Great Pee Dee Bancorp dated July 12, 2007 was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2007, and is incorporated herein by reference.

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

FIRST BANCORP

August 8, 2007	BY:/s/ Jerry L. Ocheltree
Jerry L. Ocheltree
President, Chief Executive
Officer
(Principal Executive Officer),
Treasurer and Director

August 8, 2007	BY:/s/ Anna G. Hollers
Anna G. Hollers
Executive Vice President,
Chief Operating Officer
and Secretary

August 8, 2007	BY:/s/ Eric P. Credle
Eric P. Credle
Senior Vice President
and Chief Financial Officer