Form 10-Q
period 2007-09-30
FIRST BANCORP /NC/
filed 2007-11-09
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.☐ Large Accelerated Filer     ☒ Accelerated Filer     ☐ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ YES     ☒ NO

The number of shares of the registrant's Common Stock outstanding on November 1, 2007 was 14,376,778.

INDEX
FIRST BANCORP AND SUBSIDIARIES

Index

Part I.  Financial Information
Item 1 - Financial Statements

First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands-unaudited)	September 30, 2007	December 31, 2006 (audited)	September 30, 2006

ASSETS
Cash & due from banks, noninterest-bearing	$36,352	43,248	35,931
Due from banks, interest-bearing	114,824	83,877	83,571
Federal funds sold	33,438	19,543	24,212
Total cash and cash equivalents	184,614	146,668	143,714

Securities available for sale (costs of $140,993, $130,824, and $127,227)	139,738	129,964	125,824

Securities held to maturity (fair values of $13,643, $13,168, and $10,770)	13,652	13,122	10,714

Presold mortgages in process of settlement	4,136	4,766	3,145

Loans	1,838,346	1,740,396	1,696,835
Less: Allowance for loan losses	(20,631)	(18,947)	(18,465)
Net loans	1,817,715	1,721,449	1,678,370

Premises and equipment	46,123	43,540	43,207
Accrued interest receivable	13,157	12,158	11,368
Goodwill	49,505	49,505	49,489
Other intangible assets	1,608	1,889	2,229
Other	14,015	13,563	10,398
Total assets	$2,284,263	2,136,624	2,078,458

LIABILITIES
Deposits: Demand - noninterest-bearing	$229,727	217,291	212,509
NOW accounts	193,577	193,435	185,701
Money market accounts	250,036	205,994	196,144
Savings accounts	105,328	103,346	115,252
Time deposits of $100,000 or more	468,565	422,772	411,178
Other time deposits	571,675	552,841	544,118
Total deposits	1,818,908	1,695,679	1,664,902
Repurchase agreements	39,059	43,276	32,804
Borrowings	233,013	210,013	200,013
Accrued interest payable	6,156	5,649	5,382
Other liabilities	16,357	19,302	12,268
Total liabilities	2,113,493	1,973,919	1,915,369

SHAREHOLDERS’ EQUITY
Common stock, No par value per share
Issued and outstanding: 14,375,303, 14,352,884, and 14,310,335 shares	56,256	56,035	55,394
Retained earnings	119,073	111,220	108,803
Accumulated other comprehensive income (loss)	(4,559)	(4,550)	(1,108)
Total shareholders’ equity	170,770	162,705	163,089
Total liabilities and shareholders’ equity	$2,284,263	2,136,624	2,078,458

See notes to consolidated financial statements.

Index
First Bancorp and Subsidiaries
Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share data-unaudited)	2007	2006	2007	2006

INTEREST INCOME
Interest and fees on loans	$35,717	31,727	103,420	87,704
Interest on investment securities:
Taxable interest income	1,605	1,456	4,750	4,187
Tax-exempt interest income	138	140	407	394
Other, principally overnight investments	715	584	2,051	1,652
Total interest income	38,175	33,907	110,628	93,937

INTEREST EXPENSE
Savings, NOW and money market	2,831	1,976	7,655	4,944
Time deposits of $100,000 or more	5,908	4,668	16,768	12,519
Other time deposits	6,789	5,646	19,822	15,082
Other, primarily borrowings	2,470	2,576	7,662	6,054
Total interest expense	17,998	14,866	51,907	38,599

Net interest income	20,177	19,041	58,721	55,338
Provision for loan losses	1,299	1,215	3,742	3,630
Net interest income after provision for loan losses	18,878	17,826	54,979	51,708

NONINTEREST INCOME
Service charges on deposit accounts	2,323	2,323	6,800	6,622
Other service charges, commissions and fees	1,273	1,102	3,798	3,426
Fees from presold mortgages	230	278	849	789
Commissions from sales of insurance and financial products	374	357	1,177	1,121
Data processing fees	52	40	152	113
Securities gains	-	-	487	205
Other gains (losses)	25	(1,646)	107	(2,024)
Total noninterest income	4,277	2,454	13,370	10,252

NONINTEREST EXPENSES
Salaries	6,494	6,062	19,372	17,581
Employee benefits	1,836	1,892	5,598	5,459
Total personnel expense	8,330	7,954	24,970	23,040
Net occupancy expense	949	895	2,809	2,569
Equipment related expenses	953	877	2,830	2,506
Intangibles amortization	93	100	281	221
Other operating expenses	3,616	3,709	11,691	10,992
Total noninterest expenses	13,941	13,535	42,581	39,328

Income before income taxes	9,214	6,745	25,768	22,632
Income taxes	3,471	2,373	9,720	8,474

NET INCOME	$5,743	4,372	16,048	14,158

Earnings per share:
Basic	$0.40	0.31	1.12	0.99
Diluted	0.40	0.30	1.11	0.98

Dividends declared per share	$0.19	0.19	0.57	0.55

Weighted average common shares outstanding:
Basic	14,391,739	14,294,948	14,378,787	14,281,964
Diluted	14,462,266	14,421,380	14,474,673	14,425,347

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands-unaudited)	2007	2006	2007	2006

Net income	$5,743	4,372	16,048	14,158
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	1,002	1,568	92	(149)
Tax benefit (expense)	(391)	(613)	(36)	57
Reclassification to realized gains	-	-	(487)	(205)
Tax expense	-	-	190	79
Pension adjustments:
Pension adjustment related to unfunded pension liability	-	-	-	16
Tax benefit	-	-	-	(6)
Amortization of prior service cost, actuarial loss and transition obligation	127	-	381	-
Tax benefit	(49)	-	(149)	-
Other comprehensive income (loss)	689	955	(9)	(208)
Comprehensive income	$6,432	5,327	16,039	13,950

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock		Retained	Accumulated Other Comprehensive	Share- holders’
(In thousands, except per share - unaudited)	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2006	14,229	$54,121	102,507	(900)	155,728

Net income			14,158		14,158
Cash dividends declared ($0.55 per share)			(7,862)		(7,862)
Common stock issued under stock option plan	77	758			758
Common stock issued into dividend reinvestment plan	57	1,219			1,219
Purchases and retirement of common stock	(53)	(1,112)			(1,112)
Tax benefit realized from exercise of nonqualified stock options	-	94			94
Stock-based compensation	-	314			314
Other comprehensive loss				(208)	(208)

Balances, September 30, 2006	14,310	$55,394	108,803	(1,108)	163,089

Balances, January 1, 2007	14,353	$56,035	111,220	(4,550)	162,705

Net income			16,048		16,048
Cash dividends declared ($0.57 per share)			(8,195)		(8,195)
Common stock issued under stock option plan	49	538			538
Purchases and retirement of common stock	(27)	(532)			(532)
Tax benefit realized from exercise of nonqualified stock options	-	36			36
Stock-based compensation	-	179			179
Other comprehensive loss				(9)	(9)

Balances, September 30, 2007	14,375	$56,256	119,073	(4,559)	170,770

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
	Nine Months Ended September 30,
($ in thousands-unaudited)	2007	2006
Cash Flows From Operating Activities
Net income	$16,048	14,158
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	3,742	3,630
Net security premium amortization	54	69
Gain on sale of securities available for sale	(487)	(205)
Other (gains) losses	(107)	124
Net loan origination fees (costs) deferred	(35)	263
Depreciation of premises and equipment	2,437	2,118
Stock-based compensation expense	179	314
Amortization of intangible assets	281	221
Deferred income tax benefit	(918)	(1,555)
Originations of presold mortgages in process of settlement	(56,093)	(48,413)
Proceeds from sales of presold mortgages in process of settlement	56,723	48,615
Increase in accrued interest receivable	(999)	(2,386)
Decrease in other assets	2,230	2,849
Increase in accrued interest payable	507	1,469
Decrease in other liabilities	(2,567)	(1,005)
Net cash provided by operating activities	20,995	20,266

Cash Flows From Investing Activities
Purchases of securities available for sale	(65,093)	(45,182)
Purchases of securities held to maturity	(2,123)	(3,468)
Proceeds from maturities/issuer calls of securities available for sale	51,103	31,004
Proceeds from maturities/issuer calls of securities held to maturity	1,577	3,192
Proceeds from sales of securities available for sale	4,185	1,575
Net increase in loans	(101,550)	(210,973)
Purchases of premises and equipment	(5,010)	(9,779)
Net cash received in purchase of branches	–	34,915
Net cash used by investing activities	(116,911)	(198,716)

Cash Flows From Financing Activities
Net increase in deposits and repurchase agreements	119,012	125,622
Proceeds from borrowings, net	23,000	99,774
Cash dividends paid	(8,192)	(7,714)
Proceeds from issuance of common stock	538	1,977
Purchases and retirement of common stock	(532)	(1,112)
Tax benefit from exercise of nonqualified stock options	36	94
Net cash provided by financing activities	133,862	218,641

Increase in Cash and Cash Equivalents	37,946	40,191
Cash and Cash Equivalents, Beginning of Period	146,668	103,523

Cash and Cash Equivalents, End of Period	$184,614	143,714

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$51,400	37,130
Income taxes	12,714	10,915
Non-cash transactions:
Unrealized loss on securities available for sale, net of taxes	(241)	(218)
Foreclosed loans transferred to other real estate	1,582	1,302

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)	For the Periods Ended September 30, 2007 and 2006

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2007 and 2006 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 2007 and 2006.  All such adjustments were of a normal, recurring nature.  Reference is made to the 2006 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements.  The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 – Reclassifications

Certain amounts reported in the period ended September 30, 2006 have been reclassified to conform to the presentation for September 30, 2007.  These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 – Equity-Based Compensation Plans

      At September 30, 2007, the Company had the following equity-based compensation plans:  the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, the First Bancorp 1994 Stock Option Plan, and four plans that were assumed from acquired entities, which are all described below.  The Company’s shareholders approved all equity-based compensation plans, except for those assumed from acquired companies.  The First Bancorp 2007 Equity Plan became effective upon the approval of shareholders on May 2, 2007.  As of September 30, 2007, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

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

 The Company’s historical practice has been that stock option grants to non-employee directors have had no vesting requirements, whereas, except as discussed below, stock option grants to employees have generally had five-year vesting schedules (20% vesting each year).  In April 2004, the Company’s Compensation Committee granted 128,000 options to employees with no vesting requirements.  These options were granted without any vesting requirements for two reasons - 1) the options were granted primarily as a reward for past performance and therefore had already been “earned” in the view of the Committee, and 2) to potentially minimize the impact that any change in accounting standards for stock options could have on future years’ reported net income.  Employee stock option grants since the April 2004 grant have reverted to having five year vesting periods.  The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).  Under the terms of these three plans, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years.  Except for grants to directors (see below), the Company cannot estimate the amount of future stock option grants at this time.  In the past, stock option grants to employees have been irregular, generally falling into three categories - 1) to attract and retain new employees, 2) to recognize changes in responsibilities of existing employees, and 3) to periodically reward exemplary performance.  As it relates to directors, the Company has historically granted 2,250 stock options to each of the Company’s non-employee directors in June of each year, and expects to continue doing so for the foreseeable future.  At September 30, 2007, there were 589,836 options outstanding related to these three plans with exercise prices ranging from $9.75 to $22.12.  At September 30, 2007, there were 1,155,500 shares remaining available for grant under the First Bancorp 2007 Equity Plan.

The Company also has four stock option plans as a result of assuming plans of acquired companies.  At September 30, 2007, there were 31,921 stock options outstanding in connection with these plans, with option prices ranging from $10.22 to $11.49.

Index

The Company issues new shares when options are exercised.

Prior to January 1, 2006, the Company accounted for all of these plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (Opinion 25), and related interpretations.  Because all of the Company’s stock options had an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation cost had ever been recognized.  On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (Statement 123(R)).  Statement 123(R) supersedes Opinion 25 (and related interpretations) and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  Statement 123(R) permitted public companies to adopt its requirements using one of two methods.  The “modified prospective” method recognizes compensation for all stock options granted after the date of adoption and for all previously granted stock options that become vested after the date of adoption.  The “modified retrospective” method includes the requirements of the “modified prospective” method described above, but also permits entities to restate prior period results based on the amounts previously presented under FASB Statement No. 123 for purposes of pro-forma disclosures.  The Company elected to adopt Statement 123(R) under the “modified prospective” method and accordingly did not restate prior period results.

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

For the three month periods ended September 30, 2007 and 2006, the adoption of Statement 123(R) resulted in stock-based compensation expense of $12,000 and $22,000, respectively, which was classified as “salaries expense” on the Consolidated Statements of Income.  For the nine month periods ended September 30, 2007 and 2006, the Company recorded stock-based compensation expense of $179,000 and $314,000, respectively.  The Company recognized no income tax benefits in the income statement related to stock-based compensation for the three month periods ended September 30, 2007 and 2006.  The Company recognized $56,000 and $79,000 of income tax benefits in the income statement for the first nine months of 2007 and 2006, respectively.  The compensation expense recorded related to the vesting of several stock option grants made prior to January 1, 2006, as well as grants of 2,250 options to each non-employee director of the Company in June of each year with no vesting requirements.  This compensation expense was reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows.  At September 30, 2007, the Company had $21,000 of unrecognized compensation costs related to unvested stock options.  The cost is expected to be amortized over a weighted-average life of 1.3 years, with $12,000 being expensed during the fourth quarter of 2007, and $3,000 being expensed in each of 2008, 2009 and 2010, equally distributed among each of the four quarters of each year.  In addition, as discussed above, the Company granted 2,250 options, without vesting requirements, to each of its non-employee directors on June 1, 2007 and expects to continue this grant on June 1 of each year.

As noted above, certain of the Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period.  As provided for under Statement 123(R), the Company has elected to recognize compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award.  Statement 123(R) requires companies to recognize compensation expense based on the estimated number of stock options and awards that will ultimately vest.  Over the past five years, there have only been eight forfeitures or expirations, totaling 12,000 options, and therefore the Company assumes that all options granted will become vested.

Index

The Company’s only option grants for the first nine months of 2007 and 2006 were grants of 24,750 and 29,250 options to non-employee directors on June 1, 2007 and 2006, respectively (2,250 options per director).  The per share weighted-average fair value of options granted during the nine months ended September 30, 2007 and September 30, 2006, was $5.80, and $6.79, respectively, on the date of the grant using the following weighted-average assumptions:

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Expected dividend yield	3.88%	3.30%
Risk-free interest rate	4.92%	5.05%
Expected life	7 years	7 years
Expected volatility	32.91%	32.56%

The following table presents information regarding the activity during the first nine months of 2007 related to all of the Company’s stock options outstanding:

	All Options Outstanding
Nine months ended September 30, 2007	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at the beginning of the period	656,104	$16.94
Granted during the period	24,750	19.61
Exercised during the period	(59,097)	12.96
Forfeited or expired during the period	–	–
Outstanding at end of period	621,757	$17.43	5.0	$1,837
Exercisable at September 30, 2007	610,757	$17.44	5.0	$1,798

The Company received $538,000 and $758,000 as a result of stock option exercises during the nine months ended September 30, 2007 and 2006, respectively.  The intrinsic value of the stock options exercised during the nine months ended September 30, 2007 and 2006 was $509,000 and $882,000, respectively.  The Company recorded $36,000 and $94,000 in associated tax benefits from the exercise of nonqualified stock options during the nine months ended September 30, 2007 and 2006, respectively.

Index

Note 5 – Earnings Per Share

     Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding.  Diluted earnings per share includes the potentially dilutive effects of the Company’s stock option plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

	For the Three Months Ended September 30,
	2007			2006
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income	$5,743	14,391,739	$0.40	$4,372	14,294,948	$0.31

Effect of Dilutive Securities	-	70,527		-	126,432

Diluted EPS	$5,743	14,462,266	$0.40	$4,372	14,421,380	$0.30

	For the Nine Months Ended September 30,
	2007			2006
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income	$16,048	14,378,787	$1.12	$14,158	14,281,964	$0.99

Effect of Dilutive Securities	-	95,886		-	143,383

Diluted EPS	$16,048	14,474,673	$1.11	$14,158	14,425,347	$0.98

For the three and nine months ended September 30, 2007, there were 271,230 and 214,980 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period.  For both the three and nine months ended September 30, 2006, there were 220,980 options that were antidilutive because the exercise price exceeded the average market price for the period.  Antidilutive options have been omitted from the calculation of diluted earnings per share for the respective periods.

Index

Note 6 – Asset Quality Information

Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate.  Nonperforming assets are summarized as follows:

($ in thousands)	September 30, 2007	December 31, 2006	September 30, 2006

Nonperforming loans:
Nonaccrual loans	$6,941	6,852	5,170
Restructured loans	7	10	11
Accruing loans> 90 days past due	–	–	–
Total nonperforming loans	6,948	6,862	5,181
Other real estate	2,058	1,539	1,799
Total nonperforming assets	$9,006	8,401	6,980

Nonperforming loans to total loans	0.38%	0.39%	0.31%
Nonperforming assets as a percentage of loans and other real estate	0.49%	0.48%	0.41%
Nonperforming assets to total assets	0.39%	0.39%	0.34%
Allowance for loan losses to total loans	1.12%	1.09%	1.09%

Note 7 – Deferred Loan Fees

Loans are shown on the Consolidated Balance Sheets net of net deferred loan costs (fees) of $62,000, $27,000, and ($79,000) at September 30, 2007, December 31, 2006, and September 30, 2006, respectively.

Note 8 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of September 30, 2007, December 31, 2006, and September 30, 2006 and the carrying amount of unamortized intangible assets as of those same dates.

	September 30, 2007		December 31, 2006		September 30, 2006
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$394	171	394	148	394	139
Core deposit premiums	2,945	1,560	2,945	1,302	2,945	1,208
Total	$3,339	1,731	3,339	1,450	3,339	1,347

Unamortizable intangible assets:
Goodwill	$49,505		49,505		49,489
Pension	$–		–		237

Amortization expense totaled $93,000 and $100,000 for the three months ended September 30, 2007 and 2006, respectively.  Amortization expense totaled $281,000 and $221,000 for the nine months ended September 30, 2007 and 2006, respectively.

The following table presents the estimated amortization expense for each of the five calendar years ending December 31, 2011 and the estimated amount amortizable thereafter.  These estimates are subject to change in

Index

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

The Company recorded pension expense totaling $674,000 and $808,000 for the three months ended September 30, 2007 and 2006, respectively, related to the Pension Plan and the SERP Plan.  The following table contains the components of the pension expense.

	For the Three Months Ended September 30,
	2007	2006	2007	2006	2007 Total	2006 Total
(in thousands)	Pension Plan	Pension Plan	SERP Plan	SERP Plan	Both Plans	Both Plans
Service cost – benefits earned during the period	$385	359	120	217	505	576
Interest cost	292	222	62	111	354	333
Expected return on plan assets	(329)	(242)	-	-	(329)	(242)
Amortization of transition obligation	-	-	-	-	-	-
Amortization of net (gain)/loss	111	51	25	75	136	126
Amortization of prior service cost	3	6	5	9	8	15
Net periodic pension cost	$462	396	212	412	674	808

The Company recorded pension expense totaling $1,811,000 and $1,970,000 for the nine months ended September 30, 2007 and 2006, respectively, related to the Pension Plan and the SERP Plan.  The following table contains the components of the pension expense.

	For the Nine Months Ended September 30,
	2007	2006	2007	2006	2007 Total	2006 Total
(in thousands)	Pension Plan	Pension Plan	SERP Plan	SERP Plan	Both Plans	Both Plans
Service cost – benefits earned during the period	$1,105	1,041	311	375	1,416	1,416
Interest cost	825	676	181	215	1,006	891
Expected return on plan assets	(974)	(778)	-	-	(974)	(778)
Amortization of transition obligation	-	2	-	-	-	2
Amortization of net (gain)/loss	268	275	66	119	334	394
Amortization of prior service cost	9	18	20	27	29	45
Net periodic pension cost	$1,233	1,234	578	736	1,811	1,970

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to ensure that the Pension Plan exceeds minimum funding standards at all times according to standards established by the Internal Revenue Service.  The contributions are invested to provide for benefits under the Pension Plan.  The Company estimates that its contribution to the Pension Plan will be $1,700,000 during 2007.

Index

The Company’s funding policy with respect to the SERP Plan is to fund the related benefits primarily from the operating cash flow of the Company.  The Company estimates that its payments to participants in the SERP Plan will be $100,000 in 2007.

Note 10 – Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income.  Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards.  The components of accumulated other comprehensive income for the Company are as follows:

	September 30, 2007	December 31, 2006	September 30, 2006
Unrealized gain (loss) on securities available for sale	$(1,255)	(860)	(1,403)
Deferred tax asset (liability)	490	336	547
Net unrealized gain (loss) on securities available for sale	(765)	(524)	(856)

Additional pension liability	(6,268)	(6,649)	(413)
Deferred tax asset	2,474	2,623	161
Net additional pension liability	(3,794)	(4,026)	(252)

Total accumulated other comprehensive income (loss)	$(4,559)	(4,550)	(1,108)

In the table above, the line item related to additional pension liability was significantly impacted by the December 31, 2006 adoption of SFAS No. 158 (Statement 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  Statement 158 requires an employer to:  (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  Those changes are reported in comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements was effective for the Company as of December 31, 2006.  The Company currently measures its plan assets and obligations at the end of its fiscal year, and thus the measurement date requirements will not impact the Company.  The impact of the adoption of Statement 158 is presented in the following table.

(In thousands)	Balances at December 31, 2006 - Before Application of Statement 158	Adjustments	Balances at December 31, 2006 - After Application of Statement 158

Intangible pension asset	$237	(237)	-
Deferred income tax asset	162	2,461	2,623
Total assets	2,134,400	2,224	2,136,624
Liability for pension benefits	650	5,999	6,649
Total liabilities	1,967,920	5,999	1,973,919
Accumulated other comprehensive loss	(775)	(3,775)	(4,550)
Total shareholders’ equity	166,480	(3,775)	162,705

Index

Note 11 – Pending Acquisition

On July 12, 2007, the Company announced that it had reached an agreement to acquire Great Pee Dee Bancorp, Inc. (“Great Pee Dee”), the holding company for a community bank headquartered in Cheraw, South Carolina with three branches and total assets of $222 million.  Under the terms of the agreement and subject to possible adjustment, each share of Great Pee Dee common stock issued and outstanding on the merger date will be converted into and exchanged for the right to receive 1.15 shares of the Company’s common stock.  Additional information is available in the registration statement, which includes a proxy statement/prospectus, concerning the proposed merger that was filed with the SEC (www.sec.gov) on October 12, 2007.

Index

Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition

CRITICAL ACCOUNTING POLICIES

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry.  Certain of these principles involve a significant amount of judgment and/or use of estimates based on the Company’s best assumptions at the time of the estimation.  The Company has identified two policies as being more sensitive in terms of judgments and estimates, taking into account their overall potential impact to the Company’s consolidated financial statements – 1) the allowance for loan losses and 2) intangible assets.

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

Index

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

Index

RESULTS OF OPERATIONS

Overview

     The Company reported net income of $5,743,000 for the three months ended September 30, 2007, a 31.4% increase over the $4,372,000 reported for the corresponding period of 2006.  Diluted earnings per share for the third quarter of 2007 amounted to $0.40, a 33.3% increase over the $0.30 reported for the third quarter of 2006.

     For the nine month period ended September 30, 2007, net income amounted to $16,048,000, a 13.3% increase over the $14,158,000 reported for the nine month period ended September 30, 2006.  Diluted earnings per share amounted to $1.11 for the first nine months of 2007, an increase of 13.3% over the $0.98 reported in the comparable period of 2006.

     Results for 2006 included the write-off loss of a merchant credit card receivable amounting to $1,900,000, of which $230,000 was recorded in the second quarter of 2006 and the remaining $1,670,000 was recorded in the third quarter of 2006.  The after-tax impact on net income for the second quarter of 2006 was $139,000, or $0.01 per diluted share, and the after-tax impact on net income for the third quarter of 2006 was $1,010,000, or $0.07 per diluted share.

     The Company’s total assets at September 30, 2007 amounted to $2.28 billion, 9.9% higher than a year earlier.   Total loans at September 30, 2007 amounted to $1.84 billion, an 8.3% increase from a year earlier, and total deposits amounted to $1.82 billion at September 30, 2007, a 9.3% increase from a year earlier.

     The increase in loans and deposits over the past twelve months resulted in an increase in the Company’s net interest income when comparing the three and nine month periods of 2007 to comparable periods in 2006.  Net interest income for the third quarter of 2007 amounted to $20.2 million, a 6.0% increase over the $19.0 million recorded in the third quarter of 2006.  Net interest income for the nine months ended September 30, 2007 amounted to $58.7 million, a 6.1% increase over the $55.3 million recorded in the same nine month period in 2006.

     The impact of the growth in loans and deposits on the Company’s net interest income was partially offset by a decline in the Company’s net interest margin (tax-equivalent net interest income divided by average earning assets).  The Company’s net interest margin for the third quarter of 2007 was 4.00% compared to 4.12% for the third quarter of 2006.  The Company’s net interest margin for the first nine months of 2007 was 4.00% compared to 4.22% for the same nine months of 2006.  The lower net interest margins realized in 2007 compared to 2006 were primarily due to deposit rates paid by the Company rising by more than loan and investment yields.  This has been caused by 1) the flat interest rate yield curve that has prevailed in the marketplace for most of the past year, 2) the negative impact of the Company having more of its overall funding occurring in its highest cost funding sources, caused by aggressive pricing to attract funds to fund high loan growth, as well as customers shifting their funds from low cost deposits to higher cost deposits, and 3) intense competition in the Company’s market area for loans and deposits that has impacted loan and deposit pricing.

     Although comparisons with the prior year reflect lower net interest margins, the Company’s net interest margin has not varied significantly over the most recent four quarters, ranging from 3.97% to 4.05%.  This is primarily due to the relatively stable interest rate environment that has been in effect for most of the past twelve months.  The Company expects that the 50 basis point decrease in the prime rate of interest that occurred on September 18, 2007 and the 25 basis point decrease that occurred on October 31, 2007 will negatively impact the Company’s net interest margin, at least temporarily, as most of the Company’s adjustable rate loans repriced downward immediately, while rates on the Company’s customer time deposits are fixed, and thus not able to be adjusted downward until they mature.

     The Company’s provision for loan losses did not vary significantly when comparing the three and nine month periods in 2007 to the comparable periods of 2006.  The Company’s provision for loan losses for the third quarter

Index

of 2007 was $1,299,000 compared to $1,215,000 in the third quarter of 2006.  The provision for loan losses for the first nine months of 2007 was $3,742,000 compared to $3,630,000 in the first nine months of 2006.  Factors that played an offsetting role in this comparison were i) lower 2007 loan growth, which generally results in a lower provision for loan losses, and ii) higher levels of nonperforming assets and net charge-offs in 2007, which generally result in a higher provision for loan losses.  Internal loan growth was $36 million in the third quarter of 2007 compared to $55 million in the third quarter of 2006, while internal loan growth was $98 million for the first nine months of 2007 compared to $209 million for the first nine months of 2006.  The Company’s ratios of annualized net charge-offs to average loans were 17 basis points and 15 basis points for the three and nine month periods in 2007, respectively, compared to 11 basis points and 8 basis points for the three and nine month periods in 2006, respectively.  The Company’s level of nonperforming assets to total assets was 0.39% at September 30, 2007 compared to 0.34% a year earlier.  Although nonperforming assets and charge-offs have increased in 2007, the Company’s overall asset quality remains sound.  The average ratio of nonperforming assets to total assets for all North Carolina banks with more than $1 billion in total assets was 0.57% at June 30, 2007 (the most recent information available), compared to the Company’s ratio of 0.38% as of that same date.

     Noninterest income amounted to $4,277,000 for the third quarter of 2007, a 74.3% increase from the $2,454,000 recorded in the third quarter of 2006.  Noninterest income for the nine months ended September 30, 2007 amounted to $13,370,000, an increase of 30.4% from the $10,252,000 recorded in the first nine months of 2006.  The increases in 2007 are primarily associated with a significant merchant credit card loss that the Company recorded in 2006.  The Company expensed $230,000 in the second quarter of 2006 related to this situation and another $1.67 million in the third quarter of 2006.  During 2007, the Company determined that its ultimate exposure to this loss was approximately $190,000 less than the original estimated total loss of $1.9 million that had been reserved for in 2006.  Accordingly, the Company reversed $50,000 of this loss during the first quarter of 2007 and the remaining $140,000 in the second quarter of 2007 by recording “other gains” to reduce this liability.

     Noninterest expenses amounted to $13.9 million in the third quarter of 2007, a 3.0% increase over the $13.5 million recorded in the third quarter of 2006.  Noninterest expenses for the nine months ended September 30, 2007 amounted to $42.6 million, an 8.3% increase from the $39.3 million recorded in the first nine months of 2006.  The increase in noninterest expenses is primarily attributable to costs associated with the Company’s overall growth in loans, deposits and branch network.  Although noninterest expenses have risen in 2007, the relatively low rate of increase in the third quarter of 2007 was partially due to the implementation of cost control recommendations that arose from a performance improvement consulting project that was completed in the first quarter of 2007.

     The Company’s effective tax rate was approximately 38% for the three and nine month periods in 2007.  The effective tax rate was approximately 35% and 37% for the three and nine month periods ended September 30, 2006, respectively.  The Company recorded a tax benefit of $182,000 in the third quarter of 2006 related to several nonrecurring adjustments that reduced otherwise reported income tax expense.

The Company’s annualized return on average assets for the third quarter of 2007 was 1.06% compared to 0.88% for the third quarter of 2006.  The Company’s annualized return on average assets for the nine months ended September 30, 2007 was 1.01% compared to 1.00% for the comparable period of 2006.

The Company’s annualized return on average equity for the third quarter of 2007 was 13.25% compared to 10.54% for the third quarter of 2006.  The Company’s annualized return on average equity for the nine months ended September 30, 2007 was 12.68% compared to 11.70% for the first nine months of 2006.

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets.  Net interest income for the three month period ended September 30, 2007 amounted to $20,177,000, an increase of $1,136,000, or 6.0%, from the $19,041,000 recorded in the third quarter of 2006.  Net interest income on a taxable equivalent basis for the three months ended September 30, 2007 amounted to $20,313,000, an increase of

Index

$1,139,000, or 5.9%, from the $19,174,000 recorded in the third quarter of 2006.  Management believes that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended September 30,
($ in thousands)	2007	2006
Net interest income, as reported	$20,177	19,041
Tax-equivalent adjustment	136	133
Net interest income, tax-equivalent	$20,313	19,174

Net interest income for the nine months ended September 30, 2007 amounted to $58,721,000, an increase of $3,383,000, or 6.1%, from the $55,338,000 recorded in the first nine months of 2006.  Net interest income on a taxable equivalent basis for the nine months ended September 30, 2007 amounted to $59,120,000, an increase of $3,398,000, or 6.1%, from the $55,722,000 recorded in the first nine months of 2006.

	Nine Months Ended September 30,
($ in thousands)	2007	2006
Net interest income, as reported	$58,721	55,338
Tax-equivalent adjustment	399	384
Net interest income, tax-equivalent	$59,120	55,722

There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and 2) the Company’s net interest margin (tax-equivalent net interest income divided by average earning assets).  For the three and nine months ended September 30, 2007, the increases in net interest income over the comparable periods in 2006 were due to growth in loans and deposits, as the Company’s net interest margins in 2007 have been lower than in the comparable periods of 2006.  The Company’s net interest margin of 4.00% in the third quarter of 2007 was lower than the 4.12% recorded in the third quarter of 2006.  For the nine months ended September 30, 2007 and 2006, the Company’s net interest margin was 4.00% and 4.22%, respectively.  The Company’s believes the primary reasons behind its lower net interest margins are 1) deposit rates paid by the Company rising by more than loan and investment yields, which is largely associated with the flat interest rate yield curve currently prevailing in the marketplace, 2) the negative impact of the Company having more of its overall funding occurring in its highest cost funding sources, caused by aggressive pricing to attract funds to fund high loan growth, as well as customers shifting their funds from low cost deposits to higher cost deposits, and 3) intense competition in the Company’s market area for loans and deposits that has impacted loan and deposit pricing.

Index

 The following tables present net interest income analysis on a taxable-equivalent basis for the three and nine month periods ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,
	2007			2006
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$1,819,253	7.79%	$35,717	$1,669,423	7.54%	$31,727
Taxable securities	133,644	4.76%	1,605	123,168	4.69%	1,456
Non-taxable securities (2)	13,506	8.05%	274	10,668	10.15%	273
Short-term investments	50,077	5.66%	715	41,301	5.61%	584
Total interest-earning assets	2,016,480	7.54%	38,311	1,844,560	7.32%	34,040

Cash and due from banks	39,055			36,788
Premises and equipment	45,779			39,168
Other assets	55,841			49,612
Total assets	$2,157,155			$1,970,128

Liabilities
NOW accounts	$191,389	0.39%	$187	$185,231	0.37%	$175
Money market accounts	249,104	3.47%	2,176	192,884	2.91%	1,414
Savings accounts	107,312	1.73%	468	113,515	1.35%	387
Time deposits>$100,000	463,525	5.06%	5,908	397,393	4.66%	4,668
Other time deposits	570,958	4.72%	6,789	529,120	4.23%	5,646
Total interest-bearing deposits	1,582,288	3.89%	15,528	1,418,143	3.44%	12,290
Securities sold under agreements to repurchase	34,410	3.78%	328	28,712	3.81%	276
Borrowings	124,797	6.81%	2,142	136,972	6.66%	2,300
Total interest-bearing liabilities	1,741,495	4.10%	17,998	1,583,827	3.72%	14,866

Non-interest-bearing deposits	226,180			205,462
Other liabilities	17,533			16,249
Shareholders’ equity	171,947			164,590
Total liabilities and shareholders’ equity	$2,157,155			$1,970,128

Net yield on interest-earning assets and net interest income		4.00%	$20,313		4.12%	$19,174
Interest rate spread		3.44%			3.60%

Average prime rate		8.18%			8.25%
(1)           Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2)
Includes tax-equivalent adjustments of $136,000 and $133,000 in 2007 and 2006, respectively, to reflect the tax benefit that the Company receives related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status.  This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Index

	For the Nine Months Ended September 30,
	2007			2006
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$1,786,631	7.74%	$103,420	$1,592,983	7.36%	$87,704
Taxable securities	129,306	4.91%	4,750	118,750	4.71%	4,187
Non-taxable securities (2)	13,308	8.11%	806	11,516	9.03%	778
Short-term investments	47,335	5.79%	2,051	40,525	5.45%	1,652
Total interest-earning assets	1,976,580	7.51%	111,027	1,763,774	7.15%	94,321

Cash and due from banks	39,173			37,422
Premises and equipment	45,139			36,994
Other assets	57,127			48,368
Total assets	$2,118,019			$1,886,558

Liabilities
NOW accounts	$192,321	0.40%	$574	$188,161	0.35%	$498
Money market accounts	231,690	3.35%	5,806	177,300	2.57%	3,405
Savings accounts	106,662	1.60%	1,275	112,855	1.23%	1,041
Time deposits>$100,000	443,539	5.05%	16,768	381,029	4.39%	12,519
Other time deposits	566,076	4.68%	19,822	510,442	3.95%	15,082
Total interest-bearing deposits	1,540,288	3.84%	44,245	1,369,787	3.18%	32,545
Securities sold under agreements to repurchase	40,198	3.82%	1,148	29,376	3.69%	811
Other, principally borrowings	128,687	6.77%	6,514	106,648	6.57%	5,243
Total interest-bearing liabilities	1,709,173	4.06%	51,907	1,505,811	3.43%	38,599

Non-interest-bearing deposits	221,184			203,064
Other liabilities	18,411			15,851
Shareholders’ equity	169,251			161,832
Total liabilities and shareholders’ equity	$2,118,019			$1,886,558

Net yield on interest-earning assets and net interest income		4.00%	$59,120		4.22%	$55,722
Interest rate spread		3.45%			3.72%

Average prime rate		8.23%			7.86%
(1)           Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2)
Includes tax-equivalent adjustments of $399,000 and $384,000 in 2007 and 2006, respectively, to reflect the tax benefit that the Company receives related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status.  This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the third quarter of 2007 were $1.819 billion, which was 9.0% higher than the average loans outstanding for the third quarter of 2006 ($1.669 billion).  Average loans outstanding for the nine months ended September 30, 2007 were $1.787 billion, which was 12.2% higher than the average loans outstanding for the nine months ended September 30, 2006 ($1.593 billion).

The mix of the Company’s loan portfolio remained substantially the same at September 30, 2007 compared to December 31, 2006, with approximately 86% of the Company’s loans being real estate loans, 9% being commercial, financial, and agricultural loans, and the remaining 5% being consumer installment loans.  The majority of the Company's real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Index

Average total deposits outstanding for the third quarter of 2007 were $1.808 billion, which was 11.4% higher than the average deposits outstanding for the third quarter of 2006 ($1.624 billion).  Average deposits outstanding for the nine months ended September 30, 2007 were $1.761 billion, which was 12.0% higher than the average deposits outstanding for the nine months ended September 30, 2006 ($1.573 billion).  Generally, the Company can reinvest funds from deposits at higher yields than the interest rate being paid on those deposits, and therefore increases in deposits typically result in higher amounts of net interest income for the Company.

See additional discussion regarding reasons for and the nature of the growth in loans and deposits in the section entitled “Financial Condition” below.  The effect of the higher amounts of average loans and deposits was to increase net interest income in 2007.

As derived from the table above, in comparing third quarter 2007 to third quarter 2006, the yield earned on loans, the Company’s primary earning asset, increased by only 25 basis points (from 7.54% to 7.79%) while the average rate paid on other time deposits, the Company’s largest deposit category, increased by 49 basis points (from 4.23% to 4.72%).  In comparing the nine months ended September 30, 2007 to the same period in 2006, the yield earned on loans increased by only 38 basis points (from 7.36% to 7.74%), while the average rate paid on other time deposits increased by 73 basis points (from 3.95% to 4.68%).  The difference in these increases negatively impacted the Company’s net interest margin and was largely a result of short-term interest rates prevailing in the market place rising by more than long-term interest rates following the series of Federal Reserve interest rate increases that occurred throughout 2005 and the first half of 2006 - with short-term interest rates being approximately the same as long-term interest rates at September 30, 2007 (commonly referred to as a “flat yield curve”).  A flat yield curve is unfavorable for the Company because the Company’s funding costs are generally tied to short-term interest rates, while its investment rates, in the form of securities and loans, are more closely correlated to longer-term interest rates prevailing in the marketplace.

In addition to the flat yield curve, the Company’s net interest margin has been negatively impacted by its deposit growth being concentrated in deposit account types that carry high interest rates.  Specifically, the Company has experienced disproportionately high growth rates in its premium money market account and its time deposits greater than $100,000, two of the Company’s highest rate funding sources. The disproportionate growth in these accounts has been due to the Company offering high promotional rates in order to help fund loan growth, as well as customers shifting funds from low rate deposit accounts to higher rate deposit accounts as interest rates generally rose in 2006 and for most of 2007.

The Company’s net interest margin has also been negatively impacted by the intense competition in the markets in which it operates.  Competition for deposits, in particular, is particularly fierce, and requires the Company to pay relatively higher interest rates on deposit accounts than it historically has.

See additional information regarding net interest income in the section below entitled “Interest Rate Risk.”

The provision for loan losses amounted to $1,299,000 in the third quarter of 2007 compared to $1,215,000 in the third quarter of 2006, and the provision for loan losses for the first nine months of 2007 was $3,742,000 compared to $3,630,000 for the first nine months of 2006.  Factors that played an offsetting role in this comparison were i) lower 2007 loan growth, which generally results in a lower provision for loan losses, and ii) higher levels of nonperforming assets and net charge-offs in 2007, which generally result in a higher provision for loan losses.  Internal loan growth was $36 million in the third quarter of 2007 compared to $55 million in the third quarter of 2006, while internal loan growth was $98 million for the first nine months of 2007 compared to $209 million for the first nine months of 2006.  The Company’s ratios of annualized net charge-offs to average loans were 17 basis points and 15 basis points for the three and nine month periods in 2007, respectively, compared to 11 basis points and 8 basis points for the three and nine month periods in 2006, respectively.  The Company’s level of nonperforming assets to total assets was 0.39% at September 30, 2007 compared to 0.34% a year earlier.

Noninterest income amounted to $4,277,000 in the third quarter of 2007, a 74.3% increase from the $2,454,000 recorded in the third quarter of 2006.  Noninterest income for the nine months ended September 30,

Index

2007 amounted to $13,370,000, an increase of 30.4% from the $10,252,000 recorded in the first nine months of 2006.  The increases for 2007 compared to 2006 were partially a result of general growth in the Company’s customer base, but were mostly associated with a significant merchant credit card loss that the Company recorded in 2006, some of which was reversed in 2007.  The Company expensed $230,000 in the second quarter of 2006 related to this situation and another $1.67 million in the third quarter of 2006.  During 2007, the Company determined that its ultimate exposure to this loss is approximately $190,000 less than the original estimated total loss of $1.9 million that was reserved in 2006.  Accordingly, the Company reversed $50,000 of this loss during the first quarter of 2007 and the remaining $140,000 in the second quarter of 2007.  Each of the losses and reversals were recorded to the line item “Other gains (losses)” on the income statement.

     Noninterest expenses amounted to $13,941,000 in the third quarter of 2007, a 3.0% increase over the $13,535,000 recorded in the comparable period of 2006.  Noninterest expenses for the nine months ended September 30, 2007 amounted to $42,581,000, an 8.3% increase from the $39,328,000 recorded in the first nine months of 2006.  The increase in noninterest expenses is primarily attributable to costs associated with the Company’s overall growth in loans, deposits and branch network.  Expense associated with the Company’s stock option plan amounted to $12,000 and $179,000 for the three and nine months ended September 30, 2007, respectively, compared to $22,000 and $314,000 for the three and nine months ended September 30, 2006, respectively.  Although noninterest expenses have risen in 2007, the relatively low rate of increase in the third quarter of 2007 was partially due to the implementation of cost control recommendations that arose from a performance improvement consulting project that was completed in the first quarter of 2007.  In addition, since the completion of the consulting project, the Company has taken further measures to contain costs and improve efficiency.

     The provision for income taxes was $3,471,000 in the third quarter of 2007, an effective tax rate of 37.7%, compared to $2,373,000 in the third quarter of 2006, an effective tax rate of 35.2%.  The provision for income taxes was $9,720,000 for the nine months ended September 30, 2007, an effective tax rate of 37.7%, compared to $8,474,000 for the nine months ended September 30, 2006, an effective tax rate of 37.4%.  The lower effective tax rate in the third quarter of 2006 was caused by the Company recording a tax benefit of $182,000 related to several nonrecurring adjustments that reduced otherwise reported income tax expense.  The Company expects its effective tax rate to remain at approximately 38% for the foreseeable future.

FINANCIAL CONDITION

Total assets at September 30, 2007 amounted to $2.28 billion, 9.9% higher than a year earlier.  Total loans at September 30, 2007 amounted to $1.84 billion, a 8.3% increase from a year earlier, and total deposits amounted to $1.82 billion at September 30, 2007, a 9.3% increase from a year earlier.

Index

The following tables present information regarding the nature of the Company’s growth since September 30, 2006.
October 1, 2006 to September 30, 2007	Balance at beginning of period	Internal Growth	Growth from Acquisitions	Balance at end of period	Total percentage growth	Percentage growth, excluding acquisitions
	($ in thousands)

Loans	$1,696,835	141,511	─	1,838,346	8.3%	8.3%

Deposits - Noninterest bearing	$212,509	17,218	─	229,727	8.1%	8.1%
Deposits - NOW	185,701	7,876	─	193,577	4.2%	4.2%
Deposits - Money market	196,144	53,892	─	250,036	27.5%	27.5%
Deposits - Savings	115,252	(9,924)	─	105,328	-8.6%	-8.6%
Deposits - Time>$100,000	411,178	57,387	─	468,565	14.0%	14.0%
Deposits - Time<$100,000	544,118	27,557	─	571,675	5.1%	5.1%
Total deposits	$1,664,902	154,006	─	1,818,908	9.3%	9.3%

January 1, 2007 to September 30, 2007
Loans	$1,740,396	97,950	─	1,838,346	5.6%	5.6%

Deposits - Noninterest bearing	$217,291	12,436	─	229,727	5.7%	5.7%
Deposits - NOW	193,435	142	─	193,577	0.1%	0.1%
Deposits - Money market	205,994	44,042	─	250,036	21.4%	21.4%
Deposits - Savings	103,346	1,982	─	105,328	1.9%	1.9%
Deposits - Time>$100,000	422,772	45,793	─	468,565	10.8%	10.8%
Deposits - Time<$100,000	552,841	18,834	─	571,675	3.4%	3.4%
Total deposits	$1,695,679	123,229	─	1,818,908	7.3%	7.3%

As shown in the table above, for the twelve months preceding September 30, 2007, the Company’s loans increased by $142 million, or 8.3%.  Over that same period, deposits increased $154 million, or 9.3%.  For the first nine months of 2007, loans increased by $98 million, or 7.5% on an annualized basis, and deposits increased by $123 million, or 9.8% on an annualized basis.  For both of the time periods in the table, time deposits greater than $100,000 and money market accounts experienced the highest growth among the various deposit types, both in terms of dollars and percentages.  The Company pays relatively high interest rates on these two categories of deposits compared to other deposit categories. The growth in these two categories of deposits has been a result of customers shifting money from lower interest rate products to these higher rate products, as well as the Company offering especially competitive rates on these products in order to fund loan growth.  The growth in the money market category is primarily related to a premium money market account that was introduced in 2005 and carries a high interest rate.  The introduction of this account was necessary to compete with money market accounts offered by competitors.

The mix of the Company’s loan portfolio remained substantially the same at September 30, 2007 compared to December 31, 2006, with approximately 86% of the Company’s loans being real estate loans, 9% being commercial, financial, and agricultural loans, and the remaining 5% being consumer installment loans.  The majority of the Company’s real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Index

Nonperforming Assets

Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate.  Nonperforming assets are summarized as follows:

($ in thousands)	September 30, 2007	December 31, 2006	September 30, 2006

Nonperforming loans:
Nonaccrual loans	$6,941	6,852	5,170
Restructured loans	7	10	11
Accruing loans> 90 days past due	–	–	–
Total nonperforming loans	6,948	6,862	5,181
Other real estate	2,058	1,539	1,799
Total nonperforming assets	$9,006	8,401	6,980

Ratios:
Nonperforming loans to total loans	0.38%	0.39%	0.31%
Nonperforming assets as a percentage of loans and other real estate	0.49%	0.48%	0.41%
Nonperforming assets to total assets	0.39%	0.39%	0.34%
Allowance for loan losses to total loans	1.12%	1.09%	1.09%

Management has reviewed the collateral for the nonperforming assets, including nonaccrual loans, and has included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

The Company’s nonperforming asset ratios were substantially the same at September 30, 2007 as they were at December 31, 2006.  The slightly higher ratios at December 31, 2006 compared to September 30, 2006 were the result of the level of the Company’s nonperforming assets rising steadily throughout 2006 as they returned to more normal levels after having reached historic lows at December 31, 2005.  At September 30, 2007, the Company’s largest nonaccrual loan relationship amounted to $539,000 and the largest carrying amount of any single piece of other real estate amounted to $330,000.

At September 30, 2007, December 31, 2006, and September 30, 2006, the recorded investments in loans considered to be impaired were $3,493,000, $2,864,000, and $1,591,000, respectively, all of which were on nonaccrual status.  At September 30, 2007, December 31, 2006, and September 30, 2006, the related allowances for loan losses for all impaired loans were $1,055,000, $511,000, and $291,000, respectively.  At September 30, 2007, December 31, 2006, and September 30, 2006, there was $1,210,000, $842,000, and $844,000 in impaired loans for which there was no related allowance.  The average recorded investments in impaired loans during the nine month period ended September 30, 2007, the year ended December 31, 2006, and the nine months ended September 30, 2006 were approximately $2,981,000, $1,445,000, and $1,090,000, respectively.  For the same periods, the Company recognized no interest income on those impaired loans during the period that they were considered to be impaired.

Index

Summary of Loan Loss Experience

The allowance for loan losses is created by direct charges to operations.  Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible.  The recoveries realized during the period are credited to this allowance.

The Company has no foreign loans, few agricultural loans and does not engage in significant lease financing or highly leveraged transactions.  Commercial loans are diversified among a variety of industries.  The majority of the Company’s real estate loans are primarily personal and commercial loans where real estate provides additional security for the loan.  Collateral for virtually all of these loans is located within the Company’s principal market area.

The Company’s provisions for loan losses did not vary significantly when comparing the three and nine months ended September 30, 2007 to the comparable periods of 2006.  The provision for loan losses amounted to $1,299,000 in the third quarter of 2007 compared to $1,215,000 in the third quarter of 2006, and the provision for loan losses for the first nine months of 2007 was $3,742,000 compared to $3,630,000 for the first nine months of 2006.  Factors that played an offsetting role in this comparison were i) lower 2007 loan growth, which generally results in a lower provision for loan losses, and ii) higher levels of nonperforming assets and net charge-offs in 2007, which generally result in a higher provision for loan losses.  Internal loan growth was $36 million in the third quarter of 2007 compared to $55 million in the third quarter of 2006, while internal loan growth was $98 million for the first nine months of 2007 compared to $209 million for the first nine months of 2006.  The Company’s ratios of annualized net charge-offs to average loans were 17 basis points and 15 basis points for the three and nine month periods in 2007, respectively, compared to 11 basis points and 8 basis points for the three and nine month periods in 2006, respectively.  The Company’s level of nonperforming assets to total assets was 0.39% at September 30, 2007 compared to 0.34% a year earlier.

At September 30, 2007, the allowance for loan losses amounted to $20,631,000, compared to $18,947,000 at December 31, 2006 and $18,465,000 at September 30, 2006.  The allowance for loan losses as a percentage of total loans did not vary significantly among the periods presented, amounting to 1.12% at September 30, 2007, 1.09% at December 31, 2006, and 1.09% at September 30, 2006.  The slight increase in the percentage in 2007 is primarily due to a higher level of specific reserves related to the Company’s impaired loans.  As noted earlier, specific reserves on impaired loans are generally based on loan-by-loan analysis of the value of the Company’s collateral compared to the related outstanding loan balance, and thus reserves on impaired loans can vary widely.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and value of other real estate.  These agencies may require the Company to recognize adjustments to the allowance or the carrying value of other real estate based on their judgments about information available at the time of their examinations.

Index

For the periods indicated, the following table summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance for loan losses arising from charge-offs and recoveries, additions to the allowance for loan losses that have been charged to expense, and additions that were recorded related to acquisitions.

	Nine Months Ended September 30,	Twelve Months Ended December 31,	Nine Months Ended September 30,
($ in thousands)	2007	2006	2006

Loans outstanding at end of period	$1,838,346	1,740,396	1,696,835
Average amount of loans outstanding	$1,786,631	1,623,188	1,592,983

Allowance for loan losses, at beginning of period	$18,947	15,716	15,716

Loans charged-off:
Commercial, financial and agricultural	(560)	(486)	(198)
Real estate - mortgage	(864)	(510)	(316)
Installment loans to individuals	(654)	(838)	(526)
Overdraft losses (1)	(229)	(183)	(95)
Total charge-offs	(2,307)	(2,017)	(1,135)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	34	57	53
Real estate - mortgage	33	61	43
Installment loans to individuals	123	112	84
Overdraft losses (1)	59	43	22
Total recoveries	249	273	202
Net charge-offs	(2,058)	(1,744)	(933)

Additions to the allowance charged to expense	3,742	4,923	3,630
Additions related to loans assumed in corporate acquisitions	–	52	52

Allowance for loan losses, at end of period	$20,631	18,947	18,465

Ratios:
Net charge-offs (annualized) as a percent of average loans	0.15%	0.11%	0.08%
Net charge-offs (annualized), excluding net overdraft charge-offs, as a percent of average loans (1)	0.14%	0.10%	0.07%
Allowance for loan losses as a percent of loans at end of period	1.12%	1.09%	1.09%

(1) Until July 1, 2006, the Company recorded net overdraft charge-offs as a reduction to service charge income.

Based on the results of the Company’s loan analysis and grading program and management’s evaluation of the allowance for loan losses at September 30, 2007, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2006.

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

Index

Company’s securities portfolio is comprised almost entirely of readily marketable securities, which could also be sold to provide cash.

In addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources - 1) an approximately $323 million line of credit with the Federal Home Loan Bank (of which $166 million was outstanding at September 30, 2007), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at September 30, 2007), and 3) an approximately $80 million line of credit through the Federal Reserve Bank of Richmond’s discount window (none of which was outstanding at September 30, 2007).  In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, the borrowing capacity was further reduced by $40 million at September 30, 2007 and December 31, 2006 as a result of the Company pledging letters of credit for public deposits at each of those dates.  Unused lines of credit totaled $247 million at September 30, 2007.

The Company’s liquidity did not change significantly during the first nine months of 2007.  The Company’s loan to deposit ratio was 101.1% at September 30, 2007 compared to 102.6% at December 31, 2006.  The level of the Company’s liquid assets (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) as a percentage of deposits, securities sold under agreements to repurchase and borrowings was 16.4% at September 30, 2007 compared to 15.1% at December 31, 2006.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics.  The Company has not engaged in derivative activities through September 30, 2007, and has no current plans to do so.

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

The Company must comply with regulatory capital requirements established by the FED and FDIC.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-

Index

balance sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  These capital standards require the Company to maintain minimum ratios of “Tier 1” capital to total risk-weighted assets and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.  Tier 1 capital is comprised of total shareholders’ equity calculated in accordance with generally accepted accounting principles, excluding accumulated other comprehensive income (loss), less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which for the Company is the allowance for loan losses.  Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company, adjusted for their related risk levels using formulas set forth in FED and FDIC regulations.

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

At September 30, 2007, the Company’s capital ratios exceeded the regulatory minimum ratios discussed above.  The following table presents the Company’s capital ratios and the regulatory minimums discussed above for the periods indicated.

	September 30, 2007	December 31, 2006	September 30, 2006
Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	10.04%	10.05%	10.13%
Minimum required Tier I capital	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	11.63%	11.81%	11.77%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted most recent quarter average assets	8.60%	8.59%	8.69%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

As shown in the above table, the Company’s capital ratios have not varied significantly among the periods presented. The Company expects its regulatory capital ratios will decline in the fourth quarter of 2007 as the result of calling due, in November 2007, $20 million in trust preferred securities that qualify as regulatory capital. The Company expects both the Tier I Risk Adjusted Capital Ratio and the Tier I Leverage Ratio will each decline by approximately 60 basis points, whereas the Total Risk Based Capital Ratio is expected to decline by approximately 110 basis points.

The Company’s bank subsidiary is also subject to capital requirements similar to those discussed above.  The bank’s capital ratios do not vary materially from the Company’s capital ratios presented above.  At September 30, 2007, the bank exceeded the minimum ratios established by the FED and FDIC.

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting the Company and First Bank, its bank subsidiary, since January 1, 2007.  In Virginia, First Bank does business as “First Bank of Virginia.”

•	On October 15, 2007, First Bank opened its first uniquely Hispanic branch under the trade name “Primer Banco” in Asheboro, North Carolina.

•	On September 17, 2007, the First Bank of Virginia branch office in Radford, Virginia relocated to a new building located at 1400 Tyler Avenue, which is at the corner of Tyler Avenue and Auburn Avenue.

•
On September 7, 2007, the Company relocated its credit card department from a stand-alone facility to its operations center.  This has reduced overhead expenses and created operating efficiencies for this division.

Index

•	During August 2007, First Bank completed the construction of an additional 2,500 square feet of office space at its Lumberton, North Carolina, branch located at 2801 North Elm Street.

•
On July 12, 2007, the Company announced that it had reached an agreement to acquire Great Pee Dee Bancorp, Inc., the holding company for a community bank headquartered in Cheraw, South Carolina with three branches and total assets of $222 million.

•	On June 18, 2007, First Bank relocated its Kannapolis, North Carolina, bank branch to a larger and more convenient location. The new branch is located at 421 South Main Street.

•	On February 13, 2007, the Company opened a full-service bank branch in Ocean Isle Beach, North Carolina, located at 113A Causeway Drive.

SHARE REPURCHASES

 During the first quarter of 2007, the Company repurchased 348 shares of its common stock at a price of $23.68 per share.  The Company did not repurchase any shares of common stock during the second quarter of 2007.  During the third quarter of 2007, the Company repurchased 27,000 shares of its common stock at an average price of $19.35 per share.  At September 30, 2007, the Company had approximately 235,000 shares available for repurchase under existing authority from its board of directors.  The Company may repurchase these shares in open market and privately negotiated transactions, as market conditions and the Company’s liquidity warrant, subject to compliance with applicable regulations.  See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Index

Item 3 - Quantitative and Qualitative DisclosuresAbout Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is the Company’s most significant component of earnings.  Notwithstanding changes in volumes of loans and deposits, the Company’s level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities.  It is the Company’s policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations.  The Company’s exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates.  Over the years, the Company has been able to maintain a fairly consistent yield on average earning assets (net interest margin).  Over the past five calendar years, the Company’s net interest margin has ranged from a low of 4.18% (realized in 2006) to a high of 4.58% (realized in 2002).  During that five year period, the prime rate of interest ranged from a low of 4.00% to a high of 8.25%. The Company’s net interest margin for the nine months ended September 30, 2007 was 4.00%.

Using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at September 30, 2007, the Company had $498 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets.  This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment.  However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions.  Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products.  For example, included in interest-bearing liabilities subject to interest rate changes within one year at September 30, 2007 are deposits totaling $550 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management.  These types of deposits historically have not repriced with or in the same proportion as general market indicators.

Overall, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates.  Similarly, management would not expect a significant increase in near term net interest income from falling interest rates.  Generally, when rates change, the Company’s interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while the Company’s interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change.  In the short-term (less than six months), this results in the Company being asset-sensitive, meaning that the Company’s net interest income benefits from an increase in interest rates and is negatively impacted by a decrease in interest rates.  However, in the twelve-month horizon, the impact of having a higher level of interest-sensitive liabilities substantially negates the short-term effects of changes in interest rates just discussed.  The general discussion in this paragraph applies most directly in a “normal” interest rate environment in which longer term maturity instruments carry higher interest rates than short term maturity instruments, and is less applicable in periods in which there is a “flat” interest rate curve, which is discussed in the following paragraph.

Prior to the interest rate decrease that occurred on September 18, 2007, the Federal Reserve had increased the discount rate 17 times totaling 425 basis points beginning on July 1, 2004 and regularly thereafter until June 29, 2006.  However, the impact of these rate increases did not have an equal effect on short-term interest rates and long-term interest rates in the marketplace.  In the marketplace, short-term rates rose by a significantly higher amount than have longer-term interest rates.  For example, from September 30, 2004 to September 30, 2007, the

Index

interest rate on three-month treasury bills rose by 204 basis points, whereas the interest rate for seven-year treasury notes increased by only 59 basis points.  This has resulted in what economists refer to as a “flat yield curve”, which means that short-term interest rates are substantially the same as long-term interest rates.  This is an unfavorable interest rate environment for many banks, including the Company, as short-term interest rates generally drive the Company’s deposit pricing and longer-term interest rates generally drive loan pricing.  When these rates converge, which they have, the profit spread the Company realizes between loan yields and deposit rates narrows, which reduces the Company’s net interest margin.

In addition to the negative impact of the flat yield curve interest rate environment, the Company’s net interest margin has also been negatively impacted by the Company having more of its overall funding occurring in its highest cost funding sources, caused by aggressive pricing to attract funds to fund high loan growth, as well as customers shifting their funds from low cost deposits to higher cost deposits.

The factors discussed above are the primary reasons for the Company experiencing a steady decline in its net interest margin.  The Company’s net interest margin was 4.37% in the fourth quarter of 2005, 4.33% in the first quarter of 2006, 4.22% in the second quarter of 2006, 4.12% in the third quarter of 2006, and 4.05% in the fourth quarter of 2006.  Although comparisons with the prior year reflect lower net interest margins, the Company’s net interest margin has not varied significantly during 2007 - 3.97% in the first quarter of 2007, 4.03% in the second quarter of 2007, and 4.00% in the third quarter of 2007.  This is primarily due to the relatively stable interest rate environment that has been in effect for most of the past twelve months – there were no Federal Reserve interest rate changes from June 30, 2006 until September 18, 2007.  As explained above, the Company expects that the 50 basis point decrease in the prime rate of interest that occurred on September 18, 2007 will negatively impact the Company’s net interest margin, at least temporarily, as most of the Company’s adjustable rate loans repriced downward immediately, while rates on the Company’s customer time deposits are fixed, and thus not able to be adjusted downward until they mature.  Also, rate forecasts reviewed by the Company indicate that some economists are expecting additional decreases in interest rates during the fourth quarter of 2007, and in fact, the Federal Reserve decreased interest rates by 0.25% on October 31, 2007.  Thus, the Company projects that its net interest margin for the fourth quarter of 2007 will experience compression from the 4.00% margin recorded in the third quarter of 2007.  In addition to the assumption regarding interest rates, the aforementioned modeling is dependent on many other assumptions that could vary significantly from expectations, including, but not limited to:  loan growth, mix of loan growth, deposit growth, mix of deposit growth, the ability of the Company to manage changes in rates earned on loans and paid on deposits, which will depend largely on actions taken by the Company’s competitors.

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

Index

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

Index

Part II.  Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2007 to July 31, 2007	-	-	-	261,667
August 1, 2007 to August 31, 2007	16,000	19.63	-	245,667
September 1, 2007 to September 30, 2007	11,000	18.95	-	234,667
Total	27,000	19.35	-	234,667	(2)

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

(2)
The above table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended September 30, 2007.

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

Index

10.1
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

FIRST BANCORP

November 8, 2007	BY: /s/ Jerry L. Ocheltree
Jerry L. Ocheltree
President, Chief Executive
Officer
(Principal Executive Officer),
Treasurer and Director

November 8, 2007	BY: /s/ Anna G. Hollers
Anna G. Hollers
Executive Vice President,
Chief Operating Officer
and Secretary

November 8, 2007	BY: /s/ Eric P. Credle
Eric P. Credle
Senior Vice President
and Chief Financial Officer