Form 10-K
period 2007-12-31
FIRST BANCORP /NC/
filed 2008-03-14
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
COMMON STOCK, NO PAR VALUE
(Title of each class)

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.      ☐ YES        ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.     ☐ YES        ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES   ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Non-Accelerated Filer	☐ Smaller Reporting Company
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ YES         ☒ NO

The aggregate market value of the Common Stock, no par value, held by non-affiliates of the registrant, based on the closing price of the Common Stock as of June 30, 2007 as reported by The NASDAQ Global Select Market, was approximately $225,809,891.

The number of shares of the registrant’s Common Stock outstanding on February 29, 2008 was 14,377,980.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

CROSS REFERENCE INDEX

		Begins on
		Page (s)

PART I
Item 1	Business	4
Item 1A	Risk Factors	13
Item 1B	Unresolved Staff Comments	15
Item 2	Properties	15
Item 3	Legal Proceedings	15
Item 4	Submission of Matters to a Vote of Shareholders	15

PART II
Item 5	Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities	16
Item 6	Selected Consolidated Financial Data	18, 50
Item 7	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	18
	Critical Accounting Policies	18
	Merger and Acquisition Activity	20
	Overview Comparison of 2007 to 2006	21
	Overview Comparison of 2006 to 2005	23
	Statistical Information
	Net Interest Income	25, 51
	Provision for Loan Losses	28, 57
	Noninterest Income	28, 52
	Noninterest Expenses	30, 52
	Income Taxes	30, 53
	Stock-Based Compensation	31
	Distribution of Assets and Liabilities	34, 53
	Securities	35, 53
	Loans	36, 55
	Nonperforming Assets	37, 56
	Allowance for Loan Losses and Loan Loss Experience	39, 56
	Deposits and Securities Sold Under Agreements to Repurchase	40, 57
	Borrowings	41
	Liquidity, Commitments, and Contingencies	43, 59
	Off-Balance Sheet Arrangements and Derivative Financial Instruments	44
	Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk)	44, 58
	Return on Assets and Equity	47, 60
	Capital Resources and Shareholders’ Equity	47, 61
	Inflation	49
	Current Accounting and Regulatory Matters	49
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	49
Forward-Looking Statements		49
Item 8	Financial Statements and Supplementary Data:
	Consolidated Balance Sheets as of December 31, 2007 and 2006	63
	Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2007	64

		Begins on
		Page (s)
	Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2007	65
	Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2007	66
	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2007	67
	Notes to Consolidated Financial Statements	68
	Reports of Independent Registered Public Accounting Firm	102
	Selected Consolidated Financial Data	50
	Quarterly Financial Summary	62

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	104
Item 9A	Controls and Procedures	104
Item 9B	Other Information	105

	PART III
Item 10	Directors, Executive Officers and Corporate Governance	106*
Item 11	Executive Compensation	106*
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	106*
Item 13	Certain Relationships and Related Transactions, and Director Independence	106*
Item 14	Principal Accountant Fees and Services	106*

	PART IV
Item 15	Exhibits and Financial Statement Schedules	106

	SIGNATURES	109

*
Information called for by Part III (Items 10 through 14) is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 29, 2008.

Index

PART I

Item 1.  Business

General Description

The Company

First Bancorp (the “Company”) is a bank holding company.  The principal activity of the Company is the ownership and operation of First Bank (the “Bank”), a state-chartered bank with its main office in Troy, North Carolina.  The Company also owns and operates a nonbank subsidiary, Montgomery Data Services, Inc. (“Montgomery Data”), a data processing company.  This subsidiary is fully consolidated for financial reporting purposes.  The Company is also the parent to a series of statutory business trusts organized under the laws of the State of Delaware that were created for the purpose of issuing trust preferred debt securities.  The Company’s outstanding debt associated with these trusts was $46.4 million and $67.0 million at December 31, 2007 and 2006, respectively.

The Company was incorporated in North Carolina on December 8, 1983, as Montgomery Bancorp, for the purpose of acquiring 100% of the outstanding common stock of the Bank through a stock-for-stock exchange.  On December 31, 1986, the Company changed its name to First Bancorp to conform its name to the name of the Bank, which had changed its name from Bank of Montgomery to First Bank in 1985.

The Bank was organized in 1934 and began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated.   As of December 31, 2007, the Bank operated in a 26-county area centered in Troy, North Carolina.  Troy, population 3,500, is located in the center of Montgomery County, approximately 60 miles east of Charlotte, 50 miles south of Greensboro, and 80 miles southwest of Raleigh.  The Bank conducts business from 70 branches located within a 120-mile radius of Troy, covering principally a geographical area from Latta, South Carolina to the southeast, to Wilmington, North Carolina to the east, to Radford, Virginia to the north, to Wytheville, Virginia to the northwest, and to Harmony, North Carolina to the west.  The Bank also has a loan production office in Blacksburg, which is located in southwestern Virginia and represents the Bank’s furthest location to the north of Troy.  Of the Bank’s 70 branches, 63 are in North Carolina, with three branches in South Carolina and four braches in Virginia (where the Bank operates under the name “First Bank of Virginia”).  Ranked by assets, the Bank was the 7th largest bank headquartered in North Carolina as of December 31, 2007.

As of December 31, 2007, the Bank had one wholly owned subsidiary, First Bank Insurance Services, Inc. (“First Bank Insurance”).  First Bank Insurance was acquired as an active insurance agency in 1994 in connection with the Company’s acquisition of a bank that had an insurance subsidiary.  On December 29, 1995, the insurance agency operations of First Bank Insurance were divested.  From December 1995 until October 1999, First Bank Insurance was inactive.  In October 1999, First Bank Insurance began operations again as a provider of non-FDIC insured investments and insurance products.  Currently, First Bank Insurance’s primary business activity is the placement of property and casualty insurance coverage.

The Company’s principal executive offices are located at 341 North Main Street, Troy, North Carolina 27371-0508, and its telephone number is (910) 576-6171.  Unless the context requires otherwise, references to the “Company” in this annual report on Form 10-K shall mean collectively First Bancorp and its consolidated subsidiaries.

General Business

The Bank engages in a full range of banking activities, with the acceptance of deposits and the making of loans being its most basic activities.  The Bank offers deposit products such as checking, savings, NOW and money market accounts, as well as time deposits, including various types of certificates of deposits (CDs) and individual retirement accounts (IRAs).

Index

The Bank provides loans for a wide range of consumer and commercial purposes, including loans for business, agriculture, real estate, personal uses, home improvement and automobiles.  The Bank also offers credit cards, debit cards, letters of credit, safe deposit box rentals, bank money orders and electronic funds transfer services, including wire transfers.  In addition, the Bank offers internet banking, cash management and bank-by-phone capabilities to its customers, and is affiliated with ATM networks that give Bank customers access to 50,000 ATMs, with no surcharge fee.  In 2005, the Bank began offering repurchase agreements (also called securities sold under agreement to repurchase), which are similar to interest-bearing deposits and allow the Bank to pay interest to business customers without statutory limitations on the number of withdrawals that these customers can make.  In 2007, the Bank introduced remote capture, which allows business customers with a method to electronically transmit checks received from customers into their bank account without having to visit a branch.  Also in 2007, the Bank began an initiative to grow its Hispanic customer base by opening two uniquely Hispanic branches under the trade name “Primer Banco,” which means First Bank in Spanish.  The Hispanic population is the fastest growing segment in the Bank’s market area.

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

Beginning in 1999, First Bank Insurance began offering non-FDIC insured investment and insurance products, including mutual funds, annuities, long-term care insurance, life insurance, and company retirement plans, as well as financial planning services (the “investments division”).  In May 2001, First Bank Insurance added to its product line when it acquired two insurance agencies that specialized in the placement of property and casualty insurance.  In October 2003, the “investments division” of First Bank Insurance became a part of the Bank.  The primary activity of First Bank Insurance is now the placement of property and casualty insurance products.

Montgomery Data’s primary business is to provide electronic data processing services for the Bank.  Ownership and operation of Montgomery Data allows the Company to do all of its electronic data processing without paying fees for such services to an independent provider.  Maintaining its own data processing system also allows the Company to adapt the system to its individual needs and to the services and products it offers. Although not a significant source of income, Montgomery Data has historically made its excess data processing capabilities available to area financial institutions for a fee.  For the years ended December 31, 2007, 2006 and 2005, external customers provided gross revenues of $204,000, $162,000 and $279,000, respectively.  During 2005, two of the five customers terminated their services with Montgomery Data and switched to another provider.  During 2006, one other customer terminated its service, which left Montgomery Data with two outside customers as of December 31, 2006 and 2007.  Montgomery Data intends to continue to market its services to area banks, but does not currently have any near-term prospects for additional business.

Until December 31, 2007, the Company had another subsidiary, First Bancorp Financial Services.  First Bancorp Financial was originally organized under the name of First Recovery in September of 1988 for the purpose of providing a back-up data processing site for Montgomery Data and other financial and non-financial clients.  First Recovery’s back-up data processing operations were divested in 1994.  Since that time, First Bancorp Financial had been occasionally used to purchase and dispose of parcels of real estate that had been acquired by the Bank through foreclosure or from branch closings.  First Bancorp Financial Services had been substantially inactive for most of the last decade, and the Company elected to dissolve this subsidiary effective December 31, 2007.

Index

First Bancorp Capital Trust I was organized in October 2002 for the purpose of issuing $20.6 million in debt securities.  These debt securities were called by the Company at par on November 7, 2007 and First Bancorp Capital Trust I was dissolved.

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

Territory Served and Competition

The Company’s headquarters are located in Troy, Montgomery County, North Carolina.  The Company serves primarily the south central area of the Piedmont region of North Carolina.  The following table presents, for each county where the Company operates, the number of bank branches operated by the Company within the county at December 31, 2007, the approximate amount of deposits with the Company in the county as of December 31, 2007, the Company’s approximate market share at June 30, 2007, and the number of bank competitors located in the county at June 30, 2007.

County	No. of Branches	Deposits (in millions)	Market Share	Number of Competitors
Anson, NC	1	$11	4.1%	5
Brunswick, NC	3	22	1.2%	12
Cabarrus, NC	2	36	2.0%	11
Chatham, NC	2	45	8.6%	10
Davidson, NC	3	117	5.7%	10
Dillon, SC	3	70	26.0%	2
Duplin, NC	3	67	13.8%	7
Guilford, NC	1	32	0.4%	25
Harnett, NC	3	117	12.5%	8
Iredell, NC	2	30	1.4%	17
Lee, NC	4	189	23.0%	8
Montgomery, NC	5	92	36.0%	4
Montgomery, VA	1	20	1.3%	10
Moore, NC	11	394	26.8%	10
New Hanover, NC	2	18	0.3%	16
Pulaski, VA	1	21	5.6%	8
Randolph, NC	5	62	3.8%	15
Richmond, NC	1	33	5.9%	6
Robeson, NC	5	159	16.2%	10
Rockingham, NC	1	25	2.17%	10
Rowan, NC	2	44	3.1%	12
Scotland, NC	2	51	15.3%	6
Stanly, NC	4	96	10.9%	6
Wake, NC	1	18	0.1%	28
Washington, VA	1	21	2.2%	15
Wythe, VA	1	48	10.4%	10
Total	70	$1,838

Index

The Company’s 70 branches and facilities are primarily located in small communities whose economies are based primarily on services, manufacturing and light industry.  Although the Company’s market is predominantly small communities and rural areas, the market area is not dependent on agriculture.  Textiles, furniture, mobile homes, electronics, plastic and metal fabrication, forest products, food products, chicken hatcheries, and cigarettes are among the leading manufacturing industries in the trade area.  Leading producers of lumber and rugs are located in Montgomery County.  The Pinehurst area within Moore County is a widely known golf resort and retirement area.  The High Point area is widely known for its furniture market.  New Hanover and Brunswick Counties are in the southeastern coastal region of North Carolina, which are popular with tourists and have significant retirement populations.  Additionally, several of the communities served by the Company are “bedroom” communities of large cities like Charlotte, Raleigh and Greensboro, while several branches are located in medium-sized cities such as Albemarle, Asheboro, High Point, Southern Pines and Sanford.  The Company also has branches in small communities such as Bennett, Polkton, Vass, and Harmony.

Approximately 21% of the Company’s deposit base is in Moore County, and approximately 10% is in Lee County.  Accordingly, material changes in competition, the economy or population of Moore or Lee counties could materially impact the Company.  No other county comprises more than 10% of the Company’s deposit base.

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

Lending Policy and Procedures

Conservative lending policies and procedures and appropriate underwriting standards are high priorities of the Bank.  Loans are approved under the Bank’s written loan policy, which provides that lending officers, principally branch managers, have authority to approve loans of various amounts up to $350,000.  Each of the Bank’s regional senior lending officers has discretion to approve secured loans of various principal amounts up to $500,000 and together can approve loans up to $3,000,000.  Lending limits may vary depending upon whether the loan is secured or unsecured.

Index

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

Investment Policy and Procedures

The Company has adopted an investment policy designed to maximize the Company’s income from funds not needed to meet loan demand, in a manner consistent with appropriate liquidity and risk objectives.  Pursuant to this policy, the Company may invest in federal, state and municipal obligations, federal agency obligations, public housing authority bonds, industrial development revenue bonds, the Federal Home Loan Bank, Fannie Mae, Government National Mortgage Association, Freddie Mac, Student Loan Marketing Association securities, and, to a limited extent, corporate bonds.  Except for corporate bonds, the Company’s investments must be rated at least Baa by Moody’s or BBB by Standard and Poor’s.  Securities rated below A are periodically reviewed for creditworthiness.  The Company may purchase non-rated municipal bonds only if such bonds are in the Company’s general market area and determined by the Company to have a credit risk no greater than the minimum ratings referred to above.  Industrial development authority bonds, which normally are not rated, are purchased only if they are judged to possess a high degree of credit soundness to assure reasonably prompt sale at a fair value.  The Company is also authorized by its board of directors to invest a portion of its security portfolio in high quality corporate bonds, with the amount of bonds related to any one issuer not to exceed the Company’s legal lending limit.  Prior to purchasing a corporate bond, the Company’s management performs due diligence on the issuer of the bond, and the purchase is not made unless the Company believes that the purchase of the bond bears no more risk to the Company than would an unsecured loan to the same company.

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

Mergers and Acquisitions

As part of its operations, the Company has pursued an acquisition strategy over the years to augment its internal growth.  The Company regularly evaluates the potential acquisition of, or merger with, various financial institutions.

Index

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

Since 2000, the Company has completed acquisitions in all three categories described above.  During that time, the Company has 1) completed three whole-bank acquisitions, with one being in the existing market area and the other two being in contiguous markets, with assets totaling approximately $500 million, 2) purchased ten bank branches from other banks (both in the existing market area and in contiguous/nearly contiguous markets) with total assets of approximately $250 million, and 3) acquired two insurance agencies, which provided the Company with the ability to offer property and casualty insurance coverage.  The Company also currently has a pending acquisition of a savings bank with approximately $220 million in assets that operates in markets contiguous to ones in which the Company already operates.  The Company anticipates that the completion of this acquisition will occur in April 2008.

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

Employees

As of December 31, 2007, the Company had 574 full-time and 81 part-time employees.  The Company is not a party to any collective bargaining agreements and considers its employee relations to be good.

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

Index

Supervision and Regulation of the Company

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended.  The Company is also regulated by the Commissioner under the North Carolina Bank Holding Company Act of 1984.

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

Index

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

In 2002, the Sarbanes-Oxley Act was signed into law.  The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting.  The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934, as amended. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws.  The most significant expense associated with compliance with the Sarbanes-Oxley Act has been the internal control documentation and attestation requirements of Section 404 of the Act.  The Company’s incremental external costs associated with complying with Section 404 of the Sarbanes-Oxley Act amounted to approximately $832,000 in 2005, the initial year of required compliance, with the external cost declining to approximately $200,000-$300,000 in each subsequent year as the Company gained efficiencies.  The incremental costs relate to higher external audit fees and outside consultant fees.  These amounts do not include the value of the significant internal resources devoted to compliance.

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

The dividends that may be paid by the Bank to the Company are subject to legal limitations under North Carolina law.  In addition, regulatory authorities may restrict dividends that may be paid by the Bank or the Company’s other subsidiaries.  The ability of the Company to pay dividends to its shareholders is largely dependent on the dividends paid to the Company by the Bank.

Index

The Bank is a member of the FDIC, which currently insures the deposits of member banks. For this protection, each member bank pays a quarterly statutory assessment, based on its level of deposits, and is subject to the rules and regulations of the FDIC.  For 2005 and 2006, due to the funded status of the insurance fund, the FDIC did not assess the Bank any insurance premiums. However, in late 2006 the FDIC adopted new regulations that resulted in all financial institutions, including the Bank, being assessed deposit insurance premiums ranging from 5 cents to 43 cents per $100 of assessable deposits beginning in 2007. The amount of the assessment within that range is based on risk factors that have been established by the FDIC.  Based on the specified risk factors, for 2007, the Bank was assigned an assessment rate of 5.1 cents per $100 of assessable deposits, which resulted in annual insurance premium expense to the Bank of approximately $932,000.  However, as part of the 2006 legislation that created the new assessment schedule, the rules provide credits to certain institutions that paid deposit insurance premiums in years prior to 1996.  As a result, the Bank received a one-time credit of $832,000 that was used to offset FDIC insurance premiums in 2007, which left the Bank with an actual expense of $100,000 in 2007.  The Company will have no remaining credit in 2008, and therefore, the Company expects that its deposit insurance premium expense will be approximately $1 million in 2008.

In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation (FICO) to service FICO debt incurred in connection with the resolution of the thrift industry crisis the 1980s.  The FICO assessment rate is adjusted quarterly.  The average annual assessment rate in 2007 was 1.16 cents per $100 for insured deposits, which resulted in approximately $205,000 in expense for the Bank for 2007.  For the first quarter of 2008, the FICO assessment rate for such deposits will decrease to 1.14 cents per $100 of assessable deposits.

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

Net interest income is the most significant component of our earnings.  Our net interest income results from the difference between the yields we earn on our interest-earning assets, primarily loans and investments, and the rates that we pay on our interest-bearing liabilities, primarily deposits and borrowings.  When interest rates change, the yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities do not necessarily move in tandem with each other because of the difference between their maturities and repricing characteristics.  This mismatch can negatively impact net interest income if the margin between yields earned and rates paid narrows, as described below.  Interest rate environment changes can occur at any time and are affected by many factors that are outside our control, including inflation, recession, unemployment trends, the Federal Reserve’s monetary policy, domestic and international disorder and instability in domestic and foreign financial markets.

From mid-2004 through mid-2007, interest rates were generally increasing, although short-term interest rates rose faster than long-term interest rates.  In 2006, this resulted in short-term interest rates reaching the same level as long-term interest rates, which is referred to as a “flat yield curve.”  A flat yield curve is unfavorable for us and many other financial institutions because our funding costs are generally tied to short-term interest rates, while our investment rates, in the form of securities and loans, are more closely correlated to long-term interest rates.  Largely as a result of the flat yield curve, our net interest margin declined throughout 2006.  The flat yield curve prevailed for most of 2007, which resulted in our net interest margin remaining at levels lower than our historical average.   However, the strong growth that we achieved in loans and deposits in 2006 and 2007 more than offset the negative impact of the flat yield curve, resulting in an increase in net interest income in 2006 and 2007 in comparison to the immediately preceding year.

Beginning in late 2007 and continuing into early 2008, the Federal Reserve began reducing interest rates in response to unfavorable economic conditions in the United States economy.  From September 2007 through February 2008, the Federal Reserve reduced interest rates by 225 basis points.  When interest rates decline, most of our adjustable rate loans, which comprise approximately 46% of all of our loans, reprice downwards immediately by the full amount of the rate cut.  However, most of our interest expense relates to customer certificates of deposit, which cannot be repriced at lower interest rates until they mature.  As a result, interest rate cuts negatively impact our profitability, particularly in the short-term.  Additionally, given the sharp decline in interest rates, the interest rates we pay on our deposit accounts either cannot be repriced downwards by the full amount of the rate cut due to competitive pressures or because the rate is so close to zero already.

For the reasons noted above and based on prevailing economic forecasts that the Federal Reserve will reduce interest rates further, we expect our profitability to be negatively impacted during 2008 as a result of the declines in interest rates.

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

Index

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

Moore County, which comprises a disproportionate share of our deposits, is a particularly competitive market, with at least ten other financial institutions having a physical presence, including both large interstate bank holding companies and recently organized banks.

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

We establish the amount of the allowance for loan losses based on historical loss rates, as well as estimates and assumptions about future events.  Because of the extensive use of estimates and assumptions, our actual loan losses could differ, possibly significantly, from our estimate.  We believe that our allowance for loan losses is adequate to provide for probable losses, but it is possible that the allowance for loan losses will need to be increased for credit reasons or that regulators will require us to increase this allowance.  Either of these occurrences could materially and adversely affect our earnings and profitability.

We are vulnerable to the economic conditions within the fairly small geographic region in which we operate.

Like many businesses, our overall success is partially dependent on the economic conditions in the marketplace where we operate.  Our marketplace is predominately concentrated in the central Piedmont region of North Carolina.  An economic downturn in this fairly small geographic region that negatively impacted our customers would likely also have an adverse impact on us.  For example, an economic downturn could result in higher loan default rates and reduce the value of real estate securing those loans, which would likely increase our loan losses.  At December 31, 2007, approximately 86% of our loans were secured by real estate collateral, and thus a decrease in real estate values could have an adverse impact on our operations.

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

Index

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

We establish and maintain systems of internal operational controls that provide us with timely and accurate information about our level of operational risk.  Although not foolproof, these systems have been designed to manage operational risk at appropriate, cost-effective levels.  Procedures exist that are designed to ensure that policies relating to conduct, ethics, and business practices are followed.  From time to time, losses from operational risk may occur, including the effects of operational errors.  We continually monitor and improve our internal controls, data processing systems, and corporate-wide processes and procedures, but there can be no assurance that future losses will not occur.

Item 1B.  Unresolved Staff Comments

None

Item 2.   Properties

The main offices of the Company and the Bank are owned by the Bank and are located in a three-story building in the central business district of Troy, North Carolina.  The building houses administrative and bank teller facilities.  The Bank’s Operations Division, including customer accounting functions, offices and operations of Montgomery Data, and offices for loan operations, are housed in two one-story steel frame buildings approximately one-half mile west of the main office.  Both of these buildings are owned by the Bank.  The Company operates 70 bank branches.  The Company owns all its bank branch premises except 10 branch offices for which the land and buildings are leased and two branch offices for which the land is leased but the building is owned.  In addition, the Company leases one loan production office.  There are no options to purchase or lease additional properties.  The Company considers its facilities adequate to meet current needs and believes that lease renewals or replacement properties can be acquired as necessary to meet future needs.

Item 3.    Legal Proceedings

Various legal proceedings may arise in the ordinary course of business and may be pending or threatened against the Company and/or its subsidiaries.  However, neither the Company nor any of its subsidiaries is involved in any pending legal proceedings that management believes could have a material effect on the consolidated financial position of the Company.

There were no tax shelter penalties assessed by the Internal Revenue Service against the Company during the year ended December 31, 2007.

Item 4.    Submission of Matters to a Vote of Shareholders

No matters were submitted to a vote of shareholders during the fourth quarter of 2007.

Index

PART II

Item 5.    Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock trades on The NASDAQ Global Select Market under the symbol FBNC.  Table 22, included in “Management’s Discussion and Analysis” below, set forth the high and low market prices of the Company’s common stock as traded by the brokerage firms that maintain a market in the Company’s common stock and the dividends declared for the periods indicated.  It is the Company’s current intention to continue to pay cash dividends in the future comparable to those in the recent past.  See “Business - Supervision and Regulation” above and Note 15 to the consolidated financial statements for a discussion of regulatory restrictions on the Company’s payment of dividends.  As of December 31, 2007, there were approximately 2,605 shareholders of record and another 3,600 shareholders whose stock is held in “street name.”  There were no sales of unregistered securities during the year ended December 31, 2007.

Additional Information Regarding the Registrant’s Equity Compensation Plans

At December 31, 2007, the Company had seven equity compensation plans.  Each of these plans is a stock option plan.  Four of the seven plans were assumed in corporate acquisitions.  The Company’s 2007 Equity Plan is the only one of the seven plans for which new grants of stock options are possible.

The following table presents information as of December 31, 2007 regarding shares of the Company’s stock that may be issued pursuant to the Company’s stock options plans.  The table does not include information with respect to shares subject to outstanding options granted under stock incentive plans assumed by the Company in connection with mergers and acquisitions of companies that originally granted those options.  Footnote (2) to the table indicates the total number of shares of common stock issuable upon the exercise of options under the assumed plans as of December 31, 2007, and the weighted average exercise price of those options.  No additional options may be granted under those assumed plans.  The Company has no warrants or stock appreciation rights outstanding.

	As of December 31, 2007
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	576,061	$17.74	1,155,500
Equity compensation plans not approved by security holders	─	─	─
Total	576,061	$17.74	1,155,500

(1)  Consists of (A) the Company’s 2007 Equity Plan, which is currently in effect; (B) the Company’s 2004 Stock Option Plan; and (C) the Company’s 1994 Stock Option Plan, each of which was approved by shareholders.

The table does not include information for stock incentive plans that the Company assumed in connection with mergers and acquisitions of the companies that originally established those plans.  As of December 31, 2007, a total of 31,921 shares of common stock were issuable upon exercise under those assumed plans.  The weighted average exercise price of those outstanding options is $10.91 per share.  No additional options may be granted under those assumed plans.

Index

Performance Graph

The performance graph shown below compares the Company’s cumulative total return to shareholders for the five-year period commencing December 31, 2002 and ending December 31, 2007, with the cumulative total return of the Russell 2000 Index (reflecting overall stock market performance of small-capitalization companies), and an index of banks with between $1 billion and $5 billion in assets, as constructed by SNL Securities, LP (reflecting changes in banking industry stocks).  The graph and table assume that $100 was invested on December 31, 2002 in each of the Company’s common stock, the Russell 2000 Index, and the SNL Bank Index, and that all dividends were reinvested.

First Bancorp
Comparison of Five-Year Total Return Performances (1)
Five Years Ending December 31, 2007

	Total Return Index Values (1) December 31,
	2002	2003	2004	2005	2006	2007
First Bancorp	$100.00	137.25	184.43	141.42	158.53	142.33
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
SNL Index-Banks between $1 billion and $5 billion	100.00	135.99	167.83	164.97	190.90	139.06

Notes:

(1)
Total return indices were provided from an independent source, SNL Securities LP, Charlottesville, Virginia, and assume initial investment of $100 on December 31, 2002, reinvestment of dividends, and changes in market values.  Total return index numerical values used in this example are for illustrative purposes only.

Index

Issuer Purchases of Equity Securities

Pursuant to authorizations by the Company’s board of directors, the Company has from time to time repurchased shares of common stock in private transactions and in open-market purchases.  The most recent board authorization was announced on July 30, 2004 and authorized the repurchase of 375,000 shares of the Company’s stock.  During 2007, the Company repurchased a total of 27,348 shares of its own stock at an average price of $19.41 per share.  As shown below, the Company did not repurchase any shares of its common stock during the three months ended December 31, 2007.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2007 to October 31, 2007)	─	─	─	234,667
Month #2 (November 1, 2007 to November 30, 2007)	─	─	─	234,667
Month #3 (December 1, 2007 to December 31, 2007)	─	─	─	234,667
Total	─	─	─	234,667

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

(2)
The above table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended December 31, 2007.

Item 6.    Selected Consolidated Financial Data

Table 1 sets forth selected consolidated financial data for the Company.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis is intended to assist readers in understanding the Company’s results of operations and changes in financial position for the past three years.  This review should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 63 of this report and the supplemental financial data contained in Tables 1 through 22 included with this discussion and analysis.  All share data for periods prior to November 15, 2004 has been adjusted from originally reported amounts to reflect the 3-for-2 stock split paid on November 15, 2004.

CRITICAL ACCOUNTING POLICIES

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry.

Index

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

The second component of the allowance model is the estimation of losses for all loans not considered to be impaired loans.  First, loans that have been risk graded by the Company as having more than “standard” risk but are not considered to be impaired are assigned estimated loss percentages generally accepted in the banking industry.  Loans that are classified by the Company as having normal credit risk are segregated by loan type, and estimated loss percentages are assigned to each loan type, based on the historical losses, current economic conditions, and operational conditions specific to each loan type.

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

Index

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

MERGER AND ACQUISITION ACTIVITY

The Company did not complete any acquisitions in 2005 or 2007.  The Company completed two branch purchases in 2006, as follows:

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

Index

The identifiable intangible asset associated with the fair value of the core deposit base, as determined by an independent consulting firm, was determined to be $269,000 and is being amortized as expense on an accelerated basis over an eight year period based on an amortization schedule provided by the consulting firm.  The weighted average amortization period is approximately 2.2 years.  The remaining intangible asset of $725,000 has been classified as goodwill, and thus is not being systematically amortized, but rather is subject to an annual impairment test.  The primary factor that contributed to a purchase price that resulted in recognition of goodwill was the Company’s desire to expand its presence in southwestern Virginia with facilities, operations and experienced staff in place.  This branch’s operations are included in the accompanying Consolidated Statements of Income beginning on the acquisition date of July 7, 2006.  Historical pro forma information is not presented due to the immateriality of this transaction to the overall consolidated financial statements of the Company.

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

At December 31, 2007, the Company had one pending acquisition.  On July 12, 2007, the Company announced that it had reached an agreement to acquire Great Pee Dee Bancorp, Inc. (“Great Pee Dee”), the holding company for a community bank headquartered in Cheraw, South Carolina with three branches and total assets of $222 million.  Under the terms of the agreement and subject to possible adjustment, each share of Great Pee Dee common stock issued and outstanding on the merger date will be converted into and exchanged for the right to receive 1.15 shares of the Company’s common stock.  Additional information is available in the registration statement, which includes a proxy statement/prospectus, concerning the proposed merger that was filed with the SEC on February 5, 2008.  The Company anticipates the completion of this merger to occur in April 2008.

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

2007 Compared to 2006

Overview - Net income was 13% higher in 2007 than in 2006.  In 2006, a merchant credit card loss totaling $1.9 million, or $0.08 per diluted share (after-tax) negatively impacted earnings.

Index

The positive impact on earnings due to high growth in loans and deposits during 2007 was partially offset by a lower net interest margin and higher expenses that were associated with the Company’s growth.

Financial Highlights
($ in thousands except per share data)	2007	2006	Change

Earnings
Net interest income	$79,284	74,536	6.4%
Provision for loan losses	5,217	4,923	6.0%
Noninterest income	18,473	14,310	29.1%
Noninterest expenses	57,580	53,198	8.2%
Income before income taxes	34,960	30,725	13.8%
Income tax expense	13,150	11,423	15.1%
Net income	$21,810	19,302	13.0%

Net income per share
Basic	$1.52	1.35	12.6%
Diluted	1.51	1.34	12.7%

At Year End
Assets	$2,317,249	2,136,624	8.5%
Loans	1,894,295	1,740,396	8.8%
Deposits	1,838,277	1,695,679	8.4%

Ratios
Return on average assets	1.02%	1.00%
Return on average equity	12.77%	11.83%
Net interest margin (taxable-equivalent)	4.00%	4.18%

The following is a more detailed discussion of the Company’s results for 2007 compared to 2006:

Net income for the year ended December 31, 2007 amounted to $21,810,000, or $1.51 per diluted share, compared to net income of $19,302,000, or $1.34 per diluted share, reported for 2006.  Results for 2006 include the write-off loss during the second and third quarters of a merchant credit card receivable amounting to $1,900,000, which had an after-tax impact of $1,149,000, or $0.08 per diluted share, on the Company’s earnings for 2006.

The Company experienced strong balance sheet growth in 2007.  Total assets at December 31, 2007 amounted to $2.32 billion, 8.5% higher than a year earlier.  Total loans at December 31, 2007 amounted to $1.89 billion, an increase of $154 million, or 8.8%, from a year earlier.  Total deposits amounted to $1.84 billion at December 31, 2007, an increase of $143 million, or 8.4%.  All of the loan and deposit growth was internally-generated, as there were no acquisitions that were completed during the year.  Total shareholders’ equity amounted to $174.1 million at December 31, 2007, a 7.0% increase from a year earlier.

The growth in loans and deposits was the primary reason for the increase in the Company’s net interest income when comparing 2007 to 2006.  Net interest income for the year ended December 31, 2007 amounted to $79.3 million, a 6.4% increase over the $74.5 million recorded in 2006.

The impact of the growth in loans and deposits on the Company’s net interest income was partially offset by a decline in the Company’s net interest margin (tax-equivalent net interest income divided by average earning assets).  The Company’s net interest margin for the year ended December 31, 2007 was 4.00% compared to 4.18% for 2006.

For the first three quarters of 2007, the lower net interest margins realized in 2007 compared to 2006 were caused primarily by deposit rates paid by the Company rising by more than loan and investment yields, which

Index

was associated with the flat interest rate yield curve that was prevailing in the marketplace.  The Company was also negatively impacted during that period by customers shifting their funds from low cost deposits to higher cost deposits as rates rose.  In the fourth quarter of 2007, the Company’s net interest margin was negatively impacted by the Federal Reserve lowering interest rates by a total of 100 basis points during the last four months of the year.  When interest rates are lowered, the Company’s net interest margin declines, at least temporarily, as most of the Company’s adjustable rate loans reprice downward immediately, while rates on the Company’s customer time deposits are fixed, and thus do not adjust downward until they mature.

The Company’s provision for loan losses did not vary significantly when comparing 2007 to 2006.  The provision for loan losses for the year ended December 31, 2007 was $5,217,000 compared to $4,923,000 for 2006.  Asset quality changes and loan growth are the most significant factors that impact the Company’s provision for loan losses.  Generally in 2007, the impact of unfavorable asset quality trends on the Company’s provision for loan losses was largely offset by lower loan growth experienced during the year compared to 2006.  The Company’s net charge-offs to average loans ratio was 0.16% for the year ended December 31, 2007 compared to 0.11% in 2006, while the ratio of nonperforming assets to total assets was 0.47% at December 31, 2007 compared to 0.39% a year earlier.  Net internal loan growth for 2007 was $154 million compared to $252 million for 2006.

Noninterest income for the year ended December 31, 2007 amounted to $18,473,000, an increase of 29.1% from the $14,310,000 recorded in 2006.  The positive variance in noninterest income for 2007 compared to 2006 was significantly impacted by a $1.9 million merchant credit card loss that the Company reserved for in the second and third quarters of 2006.  Another reason for the increase in 2007 compared to 2006 was the Company’s expansion of its overdraft protection program in the fourth quarter of 2007 to include overdraft protection for debit card purchases and ATM withdrawals.  Previously the overdraft protection program, in which the Company charges a fee for honoring payments on overdrawn accounts, only applied to written checks.  This change resulted in an increase in service charges on deposit accounts.

Noninterest expenses for 2007 amounted to $57.6 million, an 8.2% increase from the $53.2 million recorded in 2006.  The increase in noninterest expenses is primarily attributable to costs associated with the Company’s overall growth in loans, deposits and branch network.  Since October 1, 2006, the Company has opened six full service bank branches.  Although noninterest expenses rose in 2007, the lower rate of increase compared to 2006 was partially due to the implementation of cost control recommendations that arose from a performance improvement consulting project that was completed in the first quarter of 2007.  In addition, since the completion of the consulting project, the Company has taken further measures to contain costs and improve efficiency.  As a result, the Company’s number of full-time equivalent employees decreased by six during 2007.  For the first time in many years, the Company began to again record FDIC insurance expense in the fourth quarter of 2007.  This was as a result of the FDIC recently beginning to charge for FDIC insurance again in order to replenish its reserves.  The Company recorded $100,000 in FDIC insurance expense in the fourth quarter of 2007.

The Company’s efficiency ratio (noninterest expense divided by the sum of tax-equivalent net interest income plus noninterest income – for this measure, a lower ratio is more favorable) was 58.57% for the year ended December 31, 2007 compared to 59.54% for 2006.

During both 2006 and 2007, the Company’s effective tax rate was approximately 37%.

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

Index

Financial Highlights
($ in thousands except per share data)	2006	2005	Change

Earnings
Net interest income	$74,536	68,591	8.7%
Provision for loan losses	4,923	3,040	61.9%
Noninterest income	14,310	15,004	– 4.6%
Noninterest expenses	53,198	47,636	11.7%
Income before income taxes	30,725	32,919	– 6.7%
Income tax expense	11,423	16,829	– 32.1%
Net income	$19,302	16,090	20.0%

Net income per share
Basic	$1.35	1.14	18.4%
Diluted	1.34	1.12	19.6%

At Year End
Assets	$2,136,624	1,801,050	18.6%
Loans	1,740,396	1,482,611	17.4%
Deposits	1,695,679	1,494,577	13.5%

Ratios
Return on average assets	1.00%	0.94%
Return on average equity	11.83%	10.39%
Net interest margin (taxable-equivalent)	4.18%	4.33%

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

Index

The compressing margin was primarily due to 1) deposit rates paid by the Company rising by more than loan and investment yields, which was largely associated with the flat interest rate yield curve prevailing in the marketplace, and 2) the negative impact of the Company having more of its overall funding occurring in its highest cost funding sources, which is a result of a need to fund high loan growth, as well as customers shifting their funds from low cost deposits to higher cost deposits as interest rates have risen.

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

Noninterest expenses for 2006 amounted to $53.2 million, an 11.7% increase from the $47.6 million recorded in 2005.  The increase in noninterest expenses is primarily attributable to costs associated with the Company’s overall growth in loans, deposits and branch network.  From January 1, 2005 to December 31, 2006, the Company’s loans and deposits increased by 27% and 22%, respectively, and the Company’s branch network increased from 59 branches to 68 branches.  Additionally, in accordance with the new accounting requirements regarding stock-based compensation (FASB Statement 123(R)) that were effective on January 1, 2006, the Company recorded stock option expense of $325,000 ($246,000 after-tax effect) for the year ended December 31, 2006.  As permitted by previous accounting standards, no stock option expense was recorded by the Company in 2005, or any prior periods.

     The Company’s effective tax rate was 37% for the year ended December 31, 2006.  As noted above, the Company’s income tax expense in 2005 was significantly impacted by a tax loss accrual recorded in the third quarter of 2005 and a partial reversal of this accrual recorded in the fourth quarter of 2005.  See additional discussion in the section entitled “Income Taxes” below.

Net Interest Income

Net interest income on a reported basis amounted to $79,284,000 in 2007, $74,536,000 in 2006, and $68,591,000 in 2005.  For internal purposes and in the discussion that follows, the Company evaluates its net interest income on a tax-equivalent basis by adding the tax benefit realized from tax-exempt securities to reported interest income.  Net interest income on a tax-equivalent basis amounted to $79,838,000 in 2007, $75,037,000 in 2006, and $69,039,000 in 2005.  Management believes that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.  The following is a reconciliation of reported net interest income to tax-equivalent net interest income.

Index

	Year ended December 31,
($ in thousands)	2007	2006	2005
Net interest income, as reported	$79,284	74,536	68,591
Tax-equivalent adjustment	554	501	448
Net interest income, tax-equivalent	$79,838	75,037	69,039

Table 2 analyzes net interest income on a tax-equivalent basis.  The Company’s net interest income on a taxable-equivalent basis increased by 6.4% in 2007 and 8.7% in 2006.  There are two primary factors that cause changes in the amount of net interest income recorded by the Company - 1) growth in loans and deposits, and 2) the Company’s net interest margin (tax-equivalent net interest income divided by average interest-earning assets).  In 2006 and 2007, growth in loans and deposits increased net interest income, the positive effects of which were partially offset by lower net interest margins realized in each year.

The Company’s loans outstanding grew by 8.8% and 17.4% in 2007 and 2006, respectively, while deposits increased 8.4% in 2007 and 13.5% in 2006.  As illustrated in Table 3, in both 2007 and 2006, this growth positively impacted net interest income.  In both years, the positive impact on net interest income of growth in interest-earning assets, primarily loans, more than offset the higher interest expense associated with funding the asset growth.  In 2007, growth in interest-earning asset volumes resulted in an increase in interest income of $15.1 million, while growth in interest-bearing liabilities only resulted in $8.0 million in higher interest expense.  In 2006, growth in interest-earning asset volumes resulted in an increase in interest income of $14.1 million, while growth in interest-bearing liabilities only resulted in $7.2 million in higher interest expense.  As a result, balance sheet growth resulted in an increase in tax-equivalent net interest income of $7.0 million in 2007 and $6.9 million in 2006.  For analysis regarding the nature of the Company’s loan and deposit growth, see “Analysis of Financial Condition and Changes in Financial Condition” below.

Table 3 also illustrates the impact that changes in the rates that the Company earned/paid had on the Company’s net interest income in 2006 and 2007.  During each of 2006 and 2007, the prevailing interest rate environment was, on average, generally higher than that of the immediately preceding year.   In 2006, the higher interest rates resulted in an increase in interest expense of $14.6 million compared to an increase in interest income of only $13.7 million, which resulted in a reduction in net interest income of $0.9 million.  In 2007, the higher interest rates resulted in an increase in interest expense of $6.9 million compared to an increase in interest income of only $4.7 million, which resulted in a reduction in net interest income of $2.2 million.

The Company measures the spread between the yield on its earning assets and the cost of its funding primarily in terms of the ratio entitled “net interest margin” which is defined as tax-equivalent net interest income divided by average earning assets.  The Company’s net interest margin decreased in both 2007 and 2006, amounting to 4.00% in 2007, 4.18% in 2006, and 4.33% in 2005.

For 2006 and most of 2007, the Company’s net interest margin was negatively impacted by the effects of short-term interest rates prevailing in the market place rising by more than long-term interest rates following the series of Federal Reserve interest rate increases that occurred throughout 2005 and the first half of 2006 - with short-term interest rates being approximately the same as long-term interest rates for much of 2006 and 2007 (commonly referred to as a “flat yield curve”).  A flat yield curve is unfavorable for the Company because the Company’s funding costs are generally tied to short-term interest rates, while its investment rates, in the form of securities and loans, are more closely correlated to longer-term interest rates.  When short-term and long-term interest rates converge, the interest rate spread the Company is able to earn is reduced and the Company’s net interest margin and profitability are unfavorably impacted.  Due largely to the progressive flattening of the yield curve that occurred throughout 2006, the Company’s net interest margin decreased throughout 2006 before stabilizing at the lower levels in 2007 as a result of the relatively stable interest rate environment in effect for most of 2007.

Index

In addition to the effects of the flat yield curve, the Company’s net interest margin has been negatively impacted by its deposit growth being concentrated in deposit account types that carry high interest rates.  Specifically, the Company has experienced disproportionately high growth rates in its premium money market account and its time deposits greater than $100,000, two of the Company’s highest rate funding sources.  The disproportionate growth in these accounts has been due to the Company offering high promotional rates in order to help fund loan growth, as well as customers shifting funds from low rate deposit accounts to higher rate deposit accounts as interest rates generally rose in 2006 and during most of 2007.

The Company’s net interest margin has also been negatively impacted by the intense competition in the markets in which it operates.  Competition for deposits, in particular, is particularly fierce, and requires the Company to pay relatively higher interest rates on deposit accounts than it historically has.

For these reasons, the yields the Company realized on its interest-earning assets increased by a smaller amount than did the rates the Company paid on its interest-bearing liabilities during both 2006 and 2007.  As derived from Table 2, in comparing 2007 to 2006, the yield realized on average earning assets increased by only 25 basis points (from 7.23% to 7.48%) while the average rate paid on interest-bearing liabilities, increased by 48 basis points (from 3.56% to 4.04%).  In 2006, the yield realized on average earning assets, increased by only 84 basis points (from 6.39% to 7.23%) while the average rate paid on interest-bearing liabilities, increased by 114 basis points (from 2.42% to 3.56%).  The differences in these increases in each year negatively impacted the Company’s net interest margin.

Also, as can be derived from Table 2, during 2007, the Company’s highest cost funding sources (time deposits, borrowings and securities sold under agreements to repurchase) comprised 60.9% of its total funding (total interest-bearing liabilities plus non-interest bearing deposits), a slight increase from 60.5% in 2006, which in turn was an increase from 57.6% in 2005.  As noted above, this shift to higher cost funding sources has been partially a result of the need to fund high loan growth, as well as the fact that some customers have shifted their funds from low cost deposits to higher cost deposits as interest rates have risen.  In addition to the increases in balances experienced in high cost funding sources, the largest category of “low-cost” interest-bearing deposits – Money Market deposits – has recently experienced more growth and rate sensitivity than it has historically.  The average balance of Money Market deposits grew 20% in 2006 and 30% in 2007, while the increase in the average interest rate paid on this category of deposits rose more than any other funding source during both years - 60 basis points in 2007 (from 2.71% to 3.31%) and 131 basis points in 2006 (from 1.40% to 2.71%).  These increases are almost entirely due to the Company’s introduction in late 2005 of a high interest rate money market account (4.25% for most of 2006 and 2007) that was created to compete with area competitors.  Average balances in the other lower cost deposit categories experienced decreases of $1 million in 2007 and $17 million in 2006.  The Company believes that a large portion of the decreases in the lower cost accounts in 2006 and 2007 was the result of shifts to higher rate accounts.

From 2002 to 2004, the Company gradually positioned itself to be protected in a rising interest rate environment by originating more variable rate loans than fixed rate loans – a rising interest rate environment was forecasted by most economists after the steeply declining interest rate environment that began in 2001 and concluded with interest rates being at their lowest levels in 40 years during 2004.  This initiative resulted in the Company’s loan mix changing from 57% fixed rate and 43% variable rate at December 31, 2001 to 60% variable rate and 40% fixed rate at December 31, 2004.  When considered with the rest of the Company’s assets and liabilities however, this 60% variable / 40% fixed mix of loans contributed to heightened interest rate risk exposure in the event of a declining interest rate environment.  Accordingly, beginning in 2005 the Company began originating more fixed rate loans than variable rate loans to lessen this risk, which resulted in the Company’s fixed/variable mix shifting to 51% variable rate and 49% fixed rate at December 31, 2006 and 46% variable rate and 54% fixed rate at December 31, 2007.

Index

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

Provision for Loan Losses

The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered appropriate to absorb probable losses inherent in the loan portfolio. Management’s determination of the adequacy of the allowance is based on the level of loan growth, an evaluation of the portfolio, current economic conditions, historical loan loss experience and other risk factors.

The provision for loan losses recorded by the Company amounted to $5,217,000 in 2007, compared to $4,923,000 in 2006 and $3,040,000 in 2005.  Asset quality changes and loan growth are the most significant factors that impact the Company’s provision for loan losses.  Generally in 2007, the impact of unfavorable asset quality trends on the Company’s provision for loan losses was largely offset by lower loan growth experienced during the year compared to 2006.  The Company’s net charge-offs to average loans ratio was 0.16% for the year ended December 31, 2007 compared to 0.11% in 2006, while the ratio of nonperforming assets to total assets was 0.47% at December 31, 2007 compared to 0.39% a year earlier.  Net internal loan growth was lower in 2007 than it was 2006, amounting to $154 million in 2007 compared to $252 million in 2006.  The increase in the provision for loan losses in 2006 from 2005 was primarily the result of higher loan growth realized in 2006 compared to 2005, and to a lesser extent an increase in the level of the Company’s nonperforming assets.  The Company’s net internal loan growth was $252 million in 2006 compared to $116 million in 2005, while total nonperforming assets amounted to $8.4 million at December 31, 2006, compared to $3.1 million at December 31, 2005.

See the section entitled “Allowance for Loan Losses and Loan Loss Experience” below for a more detailed discussion of the allowance for loan losses.  The allowance is monitored and analyzed regularly in conjunction with the Company’s loan analysis and grading program, and adjustments are made to maintain an adequate allowance for loan losses.

Noninterest Income

Noninterest income recorded by the Company amounted to $18,473,000 in 2007, $14,310,000 in 2006, and $15,004,000 in 2005.

As shown in Table 4, core noninterest income, which excludes gains and losses from sales of securities, loans, and other assets, amounted to $17,996,000 in 2007, an 11.1% increase from $16,204,000 in 2006.  The 2006 core noninterest income of $16,204,000 was 6.2% higher than the $15,262,000 recorded in 2005.

See Table 4 and the following discussion for an understanding of the components of noninterest income.

Service charges on deposit accounts in 2007 amounted to $9,988,000, an 11.4% increase compared to $8,968,000 recorded in 2006.  The $8,968,000 recorded in 2006 was 5.0% more than the 2005 amount of $8,537,000.  The primary reason for the increase in 2007 compared to 2006 was the Company’s expansion of its overdraft protection program in the fourth quarter of 2007 to include overdraft protection for debit card purchases and ATM withdrawals.  Previously the overdraft protection program, in which the Company charges a fee for honoring payments on overdrawn accounts, only applied to written checks.  The 5.0% increase in service charges on deposit accounts in 2006 was primarily associated with the Company’s overall growth.

Other service charges, commissions and fees amounted to $5,158,000 in 2007, a 12.7% increase from the $4,578,000 earned in 2006.  The 2006 amount of $4,578,000 was 15.5% higher than the $3,963,000 recorded in 2005.  This category of noninterest income includes items such as electronic payment processing revenue (which includes fees related to credit card transactions by merchants and customers and fees earned from debit card transactions), ATM charges, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees.  This category of income grew in 2006 and 2007 primarily because of increases in these activity-related fee

Index

services resulting from the increased acceptance and popularity of debit cards, special credit and debit card promotions that increased their use, and the overall growth in the Company’s total customer base, including growth achieved from corporate acquisitions.  The gross fees that the Company earned from electronic payment processing revenue amounted to $3,514,000 in 2007, a $544,000, or 18.3%, increase from the $2,970,000 earned in 2006.  The 2006 amount was $745,000, or 33.5%, higher than the $2,225,000 earned in 2005.

Fees from presold mortgages amounted to $1,135,000 in 2007, $1,062,000 in 2006, and $1,176,000 in 2005.  Fees from presold mortgages peaked in 2003 ($2,327,000 recorded in 2003) as a result of a high level of mortgage loan refinancings brought on by low mortgage interest rates.  Since that time, the absence of the initial wave of refinancing activity and higher adjustable rate mortgage rates have resulted in the Company’s fees from presold mortgages decreasing from the 2003 level and averaging approximately $200,000-$300,000 per quarter over each of the past three years.

Commissions from sales of insurance and financial products have grown steadily over the past three years – amounting to $1,511,000 in 2007, $1,434,000 in 2006, and $1,307,000 in 2005.  This line item includes commissions the Company receives from three sources - 1) sales of credit life insurance associated with new loans, 2) commissions from the sales of investment, annuity, and long-term care insurance products, and 3) commissions from the sale of property and casualty insurance.  The following table presents the contribution of each of the three sources to the total amount recognized in this line item:

($ in thousands)	2007	2006	2005
Commissions earned from:
Sales of credit life insurance	$304	337	308
Sales of investments, annuities, and long term care insurance	387	266	193
Sales of property and casualty insurance	820	831	806
Total	$1,511	1,434	1,307

Data processing fees amounted to $204,000 in 2007, $162,000 in 2006, and $279,000 in 2005.  As noted earlier, Montgomery Data makes its excess data processing capabilities available to area financial institutions for a fee.  The decline in this revenue in 2006 was the result of the loss of a customer, which left Montgomery Data with two outside customers as of December 31, 2006 and 2007.  Montgomery Data intends to continue to market this service to area banks, but does not currently have any near-term prospects for additional business.

Noninterest income not considered to be “core” amounted to a net gain of $477,000 in 2007, a net loss of $1,894,000 in 2006, and a net loss of $258,000 in 2005.  In Table 4, the line item entitled “other gains (losses), net” totaling $2,099,000 in 2006 includes a loss of $1,900,000 related to the write-off loss of a merchant credit card receivable.  During 2006, the Company discovered that it had liability associated with a commercial merchant client that sold furniture over the internet.  The furniture store did not deliver furniture that its customers had ordered and paid for, and was unable to immediately refund their credit card purchases.  As the furniture store’s credit card processor, the Company became contractually liable for the amounts that were required to be refunded.  During the second quarter of 2006, the furniture store changed management, stated its intention to repay the Company for all funds advanced, and began making repayments to the Company.  At June 30, 2006, the Company recorded a $230,000 loss to reserve for this situation.  During the third quarter of 2006, the furniture store’s financial condition deteriorated significantly.  Accordingly, the Company determined that it should fully reserve for the entire $1.9 million in estimated exposure associated with this situation, which resulted in recording an additional loss of $1,670,000.  During the third quarter of 2006, the Company completed a review of all merchant credit card customers and concluded that this situation appeared to be an isolated event that was not likely to recur. During 2007, the Company determined that its ultimate exposure to this loss was approximately $190,000 less than the original estimated total loss of $1.9 million that had been reserved for in 2006.  Accordingly, the Company reversed $190,000 of this loss during 2007, which is included in “other gains (losses), net.”

Index

Partially as a result of the aforementioned loss, the Company terminated its contract with its previous credit card processor in 2007 and entered into a new contract with a different processor.  The new contract shifts the risk of losses similar to the one described above from the Company to the third-party processor.  The previous processor agreed to continue processing payments for the Company’s merchant credit card clients until each of them can be systematically converted to the new processor.  At December 31, 2007, approximately 30% of the Company’s merchant credit card clients had been converted from the old processor to the new processor and the remaining clients are expected to be converted in the first quarter of 2008.  Although the Company retains the risk of loss related to each merchant until they are converted, the Company does not expect any losses to occur prior to the rest of the conversions taking place.

Also included in “other gains (losses), net” are normal write-downs of tax credit partnership investments amounting to $308,000, $295,000 and $189,000 in 2007, 2006, and 2005, respectively.  The Company projects $320,000 of tax credit investment write-downs in 2008.  The Company’s total investment in tax credit partnerships amounted to $1.4 million, $1.6 million and $1.1 million at December 31, 2007, 2006, and 2005, respectively.  To date, all tax credit write-downs have been exceeded, and are projected to continue to be exceeded, by the amount of tax credits realized and recorded as a reduction of income tax expense.

The Company realized net securities gains of $487,000, $205,000, and $5,000 in 2007, 2006, and 2005, respectively.  These sales were initiated primarily to realize current income.

Noninterest Expenses

Noninterest expenses for 2007 were $57,580,000, compared to $53,198,000 in 2006 and $47,636,000 in 2005.  Table 5 presents the components of the Company’s noninterest expense during the past three years.

    Based on the amounts noted above, noninterest expenses increased 8.2% in 2007 and 11.7% in 2006.  The increases in noninterest expenses over the past three years have occurred in nearly every line item of expense and have been primarily a result of the significant growth experienced by the Company.  Over the past three years, the number of the Company’s branches has increased from 59 to 70, and the number of full time equivalent employees has increased from 563 at December 31, 2004 to 614 at December 31, 2007.  Additionally, from December 31, 2004 to December 31, 2007, the amount of loans outstanding increased 38.6% and deposits increased 32.4%.  Although noninterest expenses rose in 2007, the lower rate of increase compared to 2006 was partially due to the implementation of cost control recommendations that arose from a performance improvement consulting project that was completed in the first quarter of 2007.  In addition, since the completion of the consulting project, the Company has taken further measures to contain costs and improve efficiency.  Partially as a result of this initiative, the Company’s number of full-time equivalent employees decreased by six during 2007.

From 2004 through 2006, the Company was not required to pay any FDIC deposit insurance premiums.  As discussed above in “Supervision and Regulation of the Bank,” in 2006 the FDIC modified its rules relating to the assessment of deposit insurance premiums.  In 2007, the Company incurred approximately $100,000 in FDIC deposit insurance premium expense compared to none in 2006.  In 2008, the Company estimates its FDIC insurance expense will be approximately $1 million.

Income Taxes

The provision for income taxes was $13,150,000 in 2007, $11,423,000 in 2006, and $16,829,000 in 2005.

Table 6 presents the components of tax expense and the related effective tax rates.  The effective tax rate for 2007 was 37.6% compared to 37.2% in 2006 and 51.1% in 2005.  The high effective tax rate of 51.1% in 2005 is primarily a result of the contingency loss accrual discussed in the following paragraph.  During periods in 2005 that did not include contingency loss accrual matters, the Company’s effective tax rate was approximately 38%-39%.

Index

The Company recorded nonrecurring adjustments in the third quarter of 2006 amounting to $182,000 that reduced otherwise reported income tax expense.  The Company expects its effective tax rate to be in the 37%-38% range for the foreseeable future.

In 1999, in consultation with the Company’s tax advisors, the Company established an operating structure involving a real estate investment trust (REIT) that resulted in a reduction in the Company’s state tax liability to the state of North Carolina.  In late 2004, the North Carolina Department of Revenue indicated that it would challenge taxpayers engaged in activities deemed to be “income-shifting,” and they indicated that they believed certain REIT operating structures were a type of “income-shifting.”  During 2005, the North Carolina Department of Revenue began an audit of the Company’s tax returns for 2001-2004, which represented all years eligible for audit.  In the third quarter of 2005, based on consultations with the Company’s external auditor and legal counsel, the Company determined that it should record a $6.3 million loss accrual to reserve for this issue, which was comprised of $8.6 million in estimated liability related to taxes due, interest and penalty, less $2.3 million in related federal tax benefit.  In February 2006, the North Carolina Department of Revenue announced a “Settlement Initiative” that offered companies with certain transactions, including those with a REIT operating structure, the opportunity to resolve such matters with reduced penalties by agreeing to participate in the initiative by June 15, 2006.  Although the Company believes that its tax returns complied with the relevant statutes, the board of directors of the Company decided that it was in the best interest of the Company to settle this matter by participating in the initiative.  Based on the terms of the initiative, the Company estimated that its total liability to settle the matter would be approximately $6.4 million, or $4.3 million net of the federal tax benefit, which was $2.0 million less than the amount that was originally accrued.  Accordingly, in March 2006, the Company retroactively recorded an adjustment to its fourth quarter of 2005 earnings to reverse $2.0 million of tax expense.  The aspects of the REIT structure that gave rise to this issue were discontinued effective January 1, 2005.  In March 2007, the Company completed its participation in the North Carolina Department of Revenue’s Settlement Initiative by paying the state $6.9 million to settle the matter, which represented the $6.4 million accrued as of December 31, 2005 plus interest of $0.5 million that accrued from December 31, 2005 until the date of the payment.

Stock-Based Compensation

Until the approval by shareholders of the First Bancorp 2007 Equity Plan (“2007 Equity Plan”) on May 2, 2007, the Company’s stock-based compensation plans only permitted the issuance of stock options, whereas the 2007 Equity Plan, in addition to providing for grants of stock options, also allows for grants of other types of equity-based compensation including stock appreciation rights, restricted stock, restricted performance stock, unrestricted stock, and performance units.

Although the Company’s only grant under the 2007 Equity Plan thus far has been the grant of 2,250 stock options to each non-employee director on June 1, 2007, in 2008 the Company expects to grant a combination of performance units and stock options to approximately twenty employees.  It is expected that these grants will have both performance (earnings per share targets) and service conditions that must be met in order for the grants to vest, whereas previously stock option grants to employees only had service conditions (typically five year vesting).

For all years prior to 2006, the Company was not required to record any expense for the value of stock options granted to employees or directors.  As discussed in more detail in Note 1(s) to the consolidated financial statements, a new accounting standard (“Statement 123(R)”, as defined below) required the Company to record the value of stock options as an expense in the income statement beginning January 1, 2006.  Based on the requirement of Statement 123(R), the Company recorded compensation expense of $190,000, or $134,000 net of taxes, in 2007 related to stock option grants.  In 2006, the Company recorded compensation expense of $325,000, or $246,000 net of taxes, related to stock option grants.  Note 14 to the consolidated financial statements contains pro forma net income and earnings per share information for 2005, as if the Company applied the fair value recognition provisions required by the new standard.  Note 14 indicates that the Company’s stock-based employee compensation expense would have been $335,000, net of taxes, for the year ended December 31, 2005.

Index

In 2008, 2009, and 2010 the Company’s stock-based compensation expense related to options currently outstanding will be approximately $3,300, $3,300, and $3,000 respectively.  There is no tax benefit related to any of those expenses.  Any new stock-based awards that are granted and vest after January 1, 2008 will increase the amount of stock-based compensation expense recorded by the Company.  In addition to the annual grant of 2,250 stock options to each of the Company’s non-employee directors which resulted in the Company recording an expense of $144,000 ($88,000 after-tax) in 2007, as noted above, the Company expects to grant a combination of performance units and stock options to certain employees in 2008.  It is expected that these grants will have both performance (earnings per share targets) and service conditions in order to vest.  The Company currently expects that the incremental pre-tax expense associated with these grants will be in a range of zero to $250,000 for each of the next three years depending on the number of stock options and performance units that vest.

Index

ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Overview

Over the past two years, the Company has achieved steady increases in its levels of loans and deposits, which has resulted in an increase in assets from $1.8 billion at December 31, 2005 to $2.3 billion at December 31, 2007.  This growth has been both internally generated and acquired.  During the third quarter of 2006, the Company completed the acquisition of two branches, while the Company did not complete any acquisitions in 2007.  The following table presents detailed information regarding the nature of the Company’s growth in 2006 and 2007:

(in thousands)	Balance at beginning of period	Internal growth	Growth from Acquisitions	Balance at end of period	Total percentage growth	Internal growth (1)
2007
Loans	$1,740,396	153,899	─	1,894,295	8.8%	8.8%

Deposits - Noninterest bearing	217,291	14,850	─	232,141	6.8%	6.8%
Deposits - NOW	193,435	(650)	─	192,785	-0.3%	-0.3%
Deposits - Money Market	205,994	58,659	─	264,653	28.5%	28.5%
Deposits - Savings	103,346	(2,391)	─	100,955	-2.3%	-2.3%
Deposits - Time>$100,000	422,772	56,404	─	479,176	13.3%	13.3%
Deposits - Time<$100,000	552,841	15,726	─	568,567	2.8%	2.8%
Total deposits	$1,695,679	142,598	─	1,838,277	8.4%	8.4%

2006
Loans	$1,482,611	252,036	5,749	1,740,396	17.4%	17.0%

Deposits - Noninterest bearing	194,051	18,266	4,974	217,291	12.0%	9.4%
Deposits - NOW	188,828	(1,245)	5,852	193,435	2.4%	-0.7%
Deposits - Money Market	155,964	47,935	2,095	205,994	32.1%	30.7%
Deposits - Savings	113,429	(14,027)	3,944	103,346	-8.9%	-12.4%
Deposits - Time>$100,000	356,281	61,692	4,799	422,772	18.7%	17.3%
Deposits - Time<$100,000	486,024	44,504	22,313	552,841	13.7%	9.2%
Total deposits	$1,494,577	157,125	43,977	1,695,679	13.5%	10.5%

(1)  Excludes the impact of acquisitions.

As shown in the table above, the Company experienced internal loan growth of 8.8% and 17.0%, in 2007 and 2006, respectively.  The strong growth experienced in 2006 and 2007 was partially due to the Company’s recent expansion into Mooresville, North Carolina, a high growth market near Charlotte, and the Company’s expansion into the coastal North Carolina counties of New Hanover County and Brunswick County.  Loan growth in these markets amounted to $89 million in 2007 and $75 million in 2006.

Total deposits increased 8.4% in 2007 and 13.5% in 2006.  The Company had no brokered deposits outstanding at December 31, 2006 or 2007.  In both 2006 and 2007, the Company achieved its highest growth in time deposits, particularly time deposits in denominations greater than $100,000.  Time deposits, especially time deposits greater than $100,000, are generally the easiest type of deposit to achieve growth in through the use of promotional interest rates.  The Company offered promotional interest rates in 2006 and 2007 in order to help fund the strong loan growth experienced both years.

In addition to the increases in time deposits, the Company experienced high growth in its Money Market deposit accounts, which increased by approximately 30% in both 2006 and 2007.  These increases are almost entirely due to the Company’s introduction in late 2005 of a high interest rate money market account (4.25% for most of 2006 and 2007) that was created to compete with area competitors.  The Company believes that a large portion of the decreases in NOW and Savings accounts in 2006 and 2007 was the result of customers shifting funds to the high rate money market account.

Index

Over the past few years, including 2006 and 2007, the Company’s loan growth has exceeded its deposit growth and to a greater extent exceeded its retail deposit growth (which excludes time deposits greater than $100,000).  The Company believes the higher internal growth rates for loans compared to retail deposits over the past two years is largely attributable to the type of customers the Company has been able to attract.  Most of the Company’s loan growth has come from small-business customers that need loans in order to expand their business, and have few deposits.  Additionally, the Company has found it difficult to compete for retail deposits in recent years.  The Company frequently competes against banks in the marketplace that either 1) are so large that they enjoy better economies of scale over the Company and can thus offer higher rates, or 2) are recently started banks that are focused on building market share, and not necessarily on positive earnings, by offering high deposit rates.  The Company believes it enjoys advantages in the loan marketplace because of its seasoned lenders who have the experience necessary to oversee the completion of a loan and are afforded the autonomy to be able to make timely decisions.

The Company’s liquidity did not change significantly during 2006 or 2007.  Higher loan growth as compared to deposit growth in recent years has resulted in the Company’s loan to deposit ratio increasing from 99% in 2005 to 103% in both 2006 and 2007.  The negative impact on the Company’s liquidity due to the imbalance in loan and deposit growth has been offset by a higher level of securities sold under agreements to repurchase and borrowings.  The level of the Company’s liquid assets (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) as a percentage of deposits, securities sold under agreements to repurchase and borrowings has remained stable, amounting to approximately 15% at each of the past three year ends.

In both 2006 and 2007, the Company’s balance sheet growth exceeded internal capital growth resulting from earnings.  In order to maintain its regulatory capital ratios at internal targets in 2006, the Company issued an additional $25.8 million in trust preferred debt securities, which are includable as regulatory capital.  The increases to the Company’s capital ratios resulting from this issuance were mostly offset in 2007 by the redemption of $20.6 million in trust preferred securities that had been originally issued in 2002.  All of the Company’s capital ratios have significantly exceeded the minimum regulatory thresholds for all periods covered by this report.

Although the Company’s largest market area, the central Piedmont region of North Carolina, has experienced economic difficulties in the past few years as a result of manufacturing job losses, the Company’s asset quality ratios have remained fairly stable over the past three years, with ratios of net charge-offs to average loans ranging from 11 basis points to 16 basis points and nonperforming assets to total assets ranging from 17 basis points to 47 basis points.  Consistent with current economic conditions, the Company has noted modest increases in its trends in delinquencies and classified assets.  However, the Company does not believe these trends will materially impact its financial condition in the foreseeable future.

Distribution of Assets and Liabilities

Table 7 sets forth the percentage relationships of significant components of the Company’s balance sheet at December 31, 2007, 2006, and 2005.

The relative size of the components of the balance sheet has not varied significantly over the past two years, with loans comprising 80%-81% of total assets and deposits comprising 79%-83%.  The most significant variance in Table 7 is the 2006 increase in the percentage of borrowings, which increased from 5% at December 31, 2005, to 10% at December 31, 2006.  The Company has increasingly relied on borrowings in order to help fund the strong loan growth that has exceeded deposit growth.

Index

Securities

Information regarding the Company’s securities portfolio as of December 31, 2007, 2006, and 2005 is presented in Tables 8 and 9.

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

Total securities amounted to $151.8 million, $143.1 million, and $125.1 million at December 31, 2007, 2006, and 2005, respectively.  The increase in securities over the past two years was primarily due to securities purchases that have been necessary to collateralize higher levels of repurchase agreements and pledged deposits, as well as to help maintain the Company’s liquidity at targeted levels.  Over the past two years, the Company has elected to primarily purchase securities issued by the Federal Home Loan Bank, a government-sponsored enterprise, which, due to their non-amortizing nature, are easier to pledge than mortgage-backed securities and can be more easily purchased in shorter maturity terms than mortgage-backed securities.  In general, the Company prefers to invest in short-term investments in order to provide liquidity and manage interest rate risk.

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

Included in mortgage-backed securities at December 31, 2007 were collateralized mortgage obligations (“CMOs”) with an amortized cost of $9,551,000 and a fair value of $9,373,000.  Included in mortgage-backed securities at December 31, 2006 were CMOs with an amortized cost of $11,898,000 and a fair value of $11,517,000.  Included in mortgage-backed securities at December 31, 2005 were CMOs with an amortized cost of $15,810,000 and a fair value of $15,399,000.  The CMOs that the Company has invested in are substantially all “early tranche” portions of the CMOs, which minimizes long-term interest rate risk to the Company.

At December 31, 2007, a net unrealized gain of $86,000 was included in the carrying value of securities classified as available for sale, compared to net unrealized losses of $860,000 and $1,049,000 at December 31, 2006 and 2005, respectively.  In 2006 and 2005, a steadily rising interest rate environment caused a decline in fair market value of securities.  In 2007, declines in interest rates late in the year resulted in a small unrealized gain at December 31, 2007.  Higher interest rates negatively impact the value of fixed income securities and conversely, lower interest rates have a positive impact on the value of fixed income securities.  Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.  Net unrealized gains (losses), net of applicable deferred income taxes, of $52,000, ($524,000), and ($639,000) have been reported as part of a separate component of shareholders’ equity (accumulated other comprehensive income (loss)) as of December 31, 2007, 2006, and 2005, respectively.

The fair value of securities held to maturity, which the Company carries at amortized cost, was more than the carrying value at December 31, 2007 and 2006 by $9,000 and $46,000, respectively.  Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.

Table 9 provides detail as to scheduled contractual maturities and book yields on securities available for sale and securities held to maturity at December 31, 2007.  Mortgage-backed and other amortizing securities are shown maturing in the time periods consistent with their estimated lives based on expected prepayment speeds.

Index

The weighted average taxable-equivalent yield for the securities available for sale portfolio was 5.14% at December 31, 2007.  The expected weighted average life of the available for sale portfolio using the call date for above-market callable bonds, the maturity date for all other non-mortgage-backed securities, and the expected life for mortgage-backed securities, was 3.9 years.

The weighted average taxable-equivalent yield for the securities held to maturity portfolio was 6.61% at December 31, 2007.  The expected weighted average life of the held to maturity portfolio using the call date for above-market callable bonds and the maturity date for all other securities, was 6.0 years.

As of December 31, 2007 and 2006, the Company held no investment securities of any one issuer, other than government-sponsored enterprises or corporations, in which aggregate book values and market values exceeded 10% of shareholders’ equity.

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

In 2007, loans outstanding increased $153.9 million, or 8.8%, to $1.89 billion.  In 2006, loans outstanding increased $257.8 million, or 17.4%, to $1.74 billion.  All of the loan growth in 2007 was internally generated, as the Company did not complete any acquisitions during that year.  The majority of the loan growth in 2006 was internally generated, as the Company only acquired a total of $6 million in loans from the acquisitions of two bank branches completed in 2006.  The majority of the 2007 and 2006 loan growth occurred in loans secured by real estate, with approximately $136.8 million, or 88.9%, in 2007, and $224.8 million, or 87.2%, in 2006, of the net loan growth occurring in real estate mortgage or real estate construction loans.

Within the growth in real estate loans in 2006 and 2007, the Company has experienced the highest growth in the following two categories – i) construction and land development loans – growth of $58 million in 2007 and $30 million in 2006, and ii) unimproved land (primarily vacant residential lots) – growth of $55 million in 2007 and $75 million in 2006.  These two categories combined totaled $384.0 million at December 31, 2007, or 20.2% of all loans, and totaled $271.7 million at December 31, 2006, or 15.6% of all loans.  The Company has not noted any significant changes in credit quality trends among these types of loans in the last twelve months.

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

Index

At December 31, 2007, $1.637 billion, or 86.4%, of the Company’s loan portfolio was secured by liens on real property.  Included in this total are $724.2 million, or 38.2% of total loans, in loans secured by liens on 1-4 family residential properties and $912.5 million, or 48.2% of total loans, in loans secured by liens on other types of real estate.  At December 31, 2006, $1.500 billion, or 86.2%, of the Company’s loan portfolio was secured by liens on real property.  Included in this total are $718.4 million, or 41.3% of total loans, in loans secured by liens on 1-4 family residential properties and $781.6 million, or 44.9% of total loans, in loans secured by liens on other types of real estate.  The Company’s $1.637 billion in real estate mortgage loans at December 31, 2007 can be further classified as follows – for comparison purposes, the classification of the Company’s $1.500 billion real estate loan portfolio at December 31, 2006 is shown in parenthesis:

•
$514.3 million, or 27.2% of total loans (vs. $513.1 million, or 29.5% of total loans), are secured by first liens on residential homes, in which the borrower’s personal income is generally the primary repayment source.

•	$496.0 million, or 26.2% of total loans (vs. $474.6 million, or 27.3% of total loans), are primarily dependent on cash flow from a commercial business for repayment.
•	$212.9 million, or 11.2% of total loans (vs. $155.4 million, or 8.9% of total loans), are real estate construction and land development loans.
•	$209.9 million, or 11.1% of total loans (vs. $205.3 million, or 11.8% of total loans), are home equity loans (lines-of-credit and term loans) obtained by consumers for various purposes.
•	$171.1 million, or 9.0% of total loans (vs. $116.3 million, or 6.7% of total loans), are tracts of unimproved land.
•	$32.6 million, or 1.7% of total loans (vs. $35.3 million, or 2.0% of total loans), are primarily dependent on cash flow from agricultural crop sales.

Table 11 provides a summary of scheduled loan maturities over certain time periods, with fixed rate loans and adjustable rate loans shown separately.  Approximately 31% of the Company’s loans outstanding at December 31, 2007 mature within one year and 81% of total loans mature within five years.  The percentages of variable rate loans and fixed rate loans as compared to total performing loans were 46.3% and 53.7%, respectively, as of December 31, 2007.  The Company intentionally makes a blend of fixed and variable rate loans so as to reduce interest rate risk.  See discussion regarding fluctuations in the Company’s ratio of fixed rate loans to variable rate loans in the section above entitled “Net Interest Income.”

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

Nonaccrual loans are loans on which interest income is no longer being recognized or accrued because management has determined that the collection of interest is doubtful.  Placing loans on nonaccrual status negatively impacts earnings because (i) interest accrued but unpaid as of the date a loan is placed on nonaccrual status is reversed and deducted from interest income, (ii) future accruals of interest income are not recognized until it becomes probable that both principal and interest will be paid and (iii) principal charged-off, if appropriate, may necessitate additional provisions for loan losses that are charged against earnings.  In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms.

Nonperforming loans (which includes nonaccrual loans and restructured loans) as of December 31, 2007, 2006, and 2005 totaled $7,813,000, $6,862,000, and $1,653,000, respectively.  Nonperforming loans as a percentage of total loans amounted to 0.41%, 0.39%, and 0.11%, at December 31, 2007, 2006, and 2005, respectively.

Index

The variances in the dollar amount of nonperforming loans among the periods have been primarily due to changes in nonaccrual loans, as restructured loans have not changed significantly.  In the fourth quarter of 2005, the collection process for several of the Company's largest nonaccrual loan relationships reached a conclusion and their principal balances were reduced to zero either as a result of cash received or the loan being charged-off.  This resulted in the amount of the Company's nonperforming loans at December 31, 2005 reaching its lowest level in over five years.  In 2006 and 2007, the Company experienced more typical activity within its nonaccrual loan category, and the amount of nonaccrual loans increased to more normal levels as a percentage of the total loan portfolio. The Company’s largest nonaccrual relationships at December 31, 2007 and 2006 amounted to $530,000 and $585,000, respectively.

If the nonaccrual loans and restructured loans as of December 31, 2007, 2006 and 2005 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $610,000, $510,000 and $123,000 for nonaccrual loans and $1,000, $1,000 and $2,000 for restructured loans would have been recorded for 2007, 2006, and 2005, respectively.  Interest income on such loans that was actually collected and included in net income in 2007, 2006, and 2005 amounted to approximately $252,000, $179,000 and $67,000 for nonaccrual loans (prior to their being placed on nonaccrual status) and $1,000, $1,000 and $2,000 for restructured loans, respectively.  At December 31, 2007 and 2006, the Company had no commitments to lend additional funds to debtors whose loans were nonperforming.

Management routinely monitors the status of certain large loans that, in management’s opinion, have credit weaknesses that could cause them to become nonperforming loans.  In addition to the nonperforming loan amounts discussed above, management believes that an estimated $5.5-$6.0 million of loans that were performing in accordance with their contractual terms at December 31, 2007 have the potential to develop problems depending upon the particular financial situations of the borrowers and economic conditions in general.  Management has taken these potential problem loans into consideration when evaluating the adequacy of the allowance for loan losses at December 31, 2007 (see discussion below).

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

Other real estate includes foreclosed, repossessed, and idled properties.  Other real estate has increased over the past three years, amounting to $3,042,000 at December 31, 2007, $1,539,000 at December 31, 2006, and $1,421,000 at December 31, 2005.  Other real estate represented approximately 0.07%-0.13% of total assets at each of the past three year ends.  The increases in other real estate are due to increased foreclosure activity.  At December 31, 2007, the largest balance related to any single piece of other real estate was $425,000.  The Company’s management believes that the fair values of the items of other real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

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

Although the Company’s largest market area, the central Piedmont region of North Carolina, has experienced economic difficulties in the past few years as a result of manufacturing job losses, the Company’s asset quality ratios have remained fairly stable over the past three years with net charge-offs to average loans ranging from 11 basis points to 16 basis points and nonperforming assets to total assets ranging from 17 basis points to 47 basis points.  Consistent with current economic conditions, the Company has noted modest increases in its trends in delinquencies and classified assets.  However, the Company does not believe that these trends will materially impact its financial condition in the foreseeable future.  The Company does not originate “subprime” loans.

The allowance for loan losses amounted to $21,324,000 at December 31, 2007 compared to $18,947,000 at December 31, 2006 and $15,716,000 at December 31, 2005.  This represented 1.13%, 1.09%, and 1.06%, of loans outstanding as of December 31, 2007, 2006, and 2005, respectively.  The higher percentages in 2006 and 2007 are primarily associated with slightly higher levels of classified assets in each year.  As noted in Table 12, the Company’s allowance for loan losses as a percentage of nonperforming loans (“coverage ratio”) amounted to 273% at December 31, 2007 compared to 276% at December 31, 2006 and 951% at December 31, 2005.  Due to the secured nature of virtually all of the Company’s loans that are on nonaccrual status, the variance in the coverage ratio is not necessarily indicative of the relative adequacy of the allowance for loan losses.  As noted above in “Nonperforming Assets”, the level of nonaccrual loans at December 31, 2005 was at an unusually low level, thus resulting in the higher coverage ratio for the 2005 year end.

Table 13 sets forth the allocation of the allowance for loan losses at the dates indicated.  The portion of these reserves that was allocated to specific loan types in the loan portfolio increased to $21,306,000 at December 31, 2007 from $18,942,000 at December 31, 2006 and $15,692,000 at December 31, 2005.  The 12.5% increase in the amount of the allocated allowance during 2007 is relatively consistent with the 8.8% increase in total loans outstanding during the year.

Index

Similarly, the 20.7% increase in the amount of the allocated allowance during 2006 is consistent with the 17.4% increase in total loans outstanding during the year.  In addition to the allocated portion of the allowance for loan losses, the Company maintains an unallocated portion that is not assigned to any specific category of loans, but rather is intended to reserve for the inherent risk in the overall portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories.  The amount of the unallocated portion of the allowance for loan losses did not vary materially at any of the past three year ends.  The allowance for loan losses is available to absorb losses in all categories.

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

Table 14 also provides a breakout of loans charged-off and recoveries of loans previously charged-off based on the loan type.  In years prior to 2006, the Company’s policy was to record net charge-offs related to deposit overdrafts as a reduction to service charges on deposits accounts.  Based on regulatory requirements, on July 1, 2006, the Company began recording charge-offs and recoveries related to deposit overdrafts to the allowance for loan losses.  Total net charge-offs related to overdrafts that were recorded as a reduction to service charges on deposit accounts instead of a reduction to the allowance for loan losses amounted to $81,000 for the six months ended June 30, 2006 and $248,000, $258,000, and $272,000, for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company’s net loan charge-offs amounted to $2,840,000 in 2007, $1,744,000 in 2006, and $2,041,000 in 2005.  This represents 0.16%, 0.11%, and 0.14% of average loans during 2007, 2006, and 2005 respectively.  In each of the past five years, the Company’s net charge-off ratio has been in the range of 0.10%-0.16%.

Deposits and Securities Sold Under Agreements to Repurchase

At December 31, 2007, deposits outstanding amounted to $1.838 billion, an increase of $142 million, or 8.4%, from December 31, 2006.  There were no deposits assumed in acquisitions in 2007.  In 2006, deposits grew from $1.495 billion to $1.696 billion, an increase of $201 million, or 13.5% from December 31, 2005.  Approximately $157 million, or 78%, of the deposit growth in 2006 was internally generated, while the remaining $44 million, or 22%, resulted from the acquisitions of two bank branches completed in 2006.

Index

The nature of the Company’s deposit growth is illustrated in the table on page 33.  The following table reflects the mix of the Company’s deposits at each of the past three year ends:

	2007	2006	2005
Noninterest-bearing deposits	13%	13%	13%
NOW deposits	10%	11%	13%
Money market deposits	14%	12%	10%
Savings deposits	6%	6%	8%
Time deposits > $100,000	26%	25%	24%
Time deposits < $100,000	31%	33%	32%
Total deposits	100%	100%	100%
Securities sold under agreements to repurchase as a percent of total deposits	2%	3%	2%

The deposit mix remained relatively consistent from 2005 to 2007, with the largest variances being a decrease in NOW and Savings deposits and an increase in Money Market deposits.  The Company believes this has been due to the introduction of a high interest rate money market account that was created to compete with area competitors.  The Company believes that a large portion of the decreases in NOW deposit accounts and Savings deposit accounts in 2006 and 2007 was the result of a shift to the high rate money market account.

The Company routinely engages in activities designed to grow and retain deposits, such as (1) emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with the Company, (2) pricing deposits at rate levels that will attract and/or retain a level of deposits, and (3) continually working to identify and introduce new products that will attract customers or enhance the Company’s appeal as a primary provider of financial services.

Table 15 presents the average amounts of deposits of the Company and the average yield paid for those deposits for the years ended December 31, 2007, 2006, and 2005.

As of December 31, 2007, the Company held approximately $479.2 million in time deposits of $100,000 or more.  Table 16 is a maturity schedule of time deposits of $100,000 or more as of December 31, 2007.  This table shows that 90% of the Company’s time deposits greater than $100,000 mature within one year.

At each of the past three year ends, the Company had no deposits issued through foreign offices, nor did the Company believe that it held any deposits by foreign depositors.

Borrowings

The Company had borrowings outstanding of $242.4 million at December 31, 2007 compared to $210.0 million at December 31, 2006.  As shown in Table 2, average borrowings have steadily increased over the past three years, amounting to $77.1 million in 2005, increasing by $36 million in 2006 to $113.4 million, and increasing by $17 million to $130.4 million in 2007.  The increase in borrowings in 2006 and 2007 has been primarily a result of needing to fund the loan growth that has exceeded deposit growth.  In 2006, average loans outstanding were $201 million higher than in 2005, whereas average deposits increased by only $139 million.  In 2007, average loans increased by $185 million compared to average deposit growth of $181 million.

At December 31, 2007, the Company had three sources of readily available borrowing capacity - 1) an approximately $321 million line of credit with the Federal Home Loan Bank of Atlanta (FHLB), of which $176 million was outstanding at December 31, 2007 and $143 million was outstanding at December 31, 2006, 2) a $70 million overnight federal funds line of credit with a correspondent bank, none of which was outstanding at December 31, 2007 or 2006, and 3) an approximately $81 million line of credit through the Federal Reserve Bank of Richmond’s (FRB) discount window, none of which was outstanding at December 31, 2007 or 2006.

Index

The Company’s line of credit with the FHLB can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need, and is secured by the Company’s FHLB stock and a blanket lien on most of its real estate loan portfolio. As of December 31, 2007, $171 million of the $176 million outstanding with the FHLB was structured as short-term borrowings and had a weighted-average interest rate of 4.41%, with the remaining $5 million outstanding having an interest rate of 5.26% and a maturity date in April 2009.  For the year ended December 31, 2007, the average amount of short-term FHLB borrowings outstanding was approximately $58 million and had a weighted average interest rate for the year of 5.26%.  The maximum amount of short-term FHLB borrowings outstanding at any month-end during 2007 was the year end amount of $171 million.

In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of the line of credit, the borrowing capacity was further reduced by $40 million at December 31, 2007 and 2006 as a result of the Company pledging letters of credit backed by the FHLB for public deposits at each of those dates.

The Company’s correspondent bank relationship allows the Company to purchase up to $70 million in federal funds on an overnight, unsecured basis (federal funds purchased).  The Company had no borrowings outstanding under this line at December 31, 2007 or 2006.   This line of credit was not drawn upon during any of the past three years.

The Company also has a line of credit with the FRB discount window.  This line is secured by a blanket lien on a portion of the Company’s commercial and consumer loan portfolio (excluding real estate loans).  Based on the collateral owned by the Company as of December 31, 2007, the available line of credit is approximately $81 million.  This line of credit was established primarily in connection with the Company’s Y2K liquidity contingency plan and has not been drawn on since inception.  The FRB has indicated that it would not expect lines of credit that have been granted to financial institutions to be a primary borrowing source.  The Company plans to maintain this line of credit, although it is not expected that it will be drawn upon except in unusual circumstances.

In addition to the lines of credit described above, in which the Company had $176 million and $143 million outstanding as of December 31, 2007, and 2006, respectively, the Company also had a total of $46.4 million in trust preferred security debt outstanding at December 31, 2007 and $67.0 million outstanding as of December 31, 2006.  The Company has initiated three trust preferred security issuances since 2002 totaling $67.0 million, with one of those issuances for $20.6 million being redeemed in 2007.  These borrowings each have 30 year final maturities and were structured in a manner that allow them to qualify as capital for regulatory capital adequacy requirements.  These debt securities are callable by the Company at par on any quarterly interest payment date five years after their issue date.  The Company issued $20.6 million of this debt on October 29, 2002, an additional $20.6 million on December 19, 2003, and $25.8 million on April 13, 2006.  The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 3.45% for the securities issued in 2002, three-month LIBOR plus 2.70% for the securities issued in 2003, and three-month LIBOR plus 1.39% for the securities issued in 2006.

The $20.6 million in trust preferred securities that were issued in 2002 at a rate of LIBOR plus 3.45% were called and redeemed by the Company at par in November 2007.  The Company’s original intent was to replace the called securities with a new issuance at a lower interest rate that would also qualify as regulatory capital.  However, the Company’s ability to issue new trust preferred securities into the marketplace was negatively impacted by the liquidity and credit concerns experienced in the United States economy beginning in the fall of 2007.  The Company observed that very few trust preferred securities were being issued in the marketplace in the fall of 2007, and those that were issued carried a significantly higher interest rate than those issued in recent years.  It was the Company’s general belief that this period of low demand and high interest rates in the marketplace was a temporary phenomenon and that the opportunity to issue new trust preferred securities at more favorable rates would return in the near future.  Accordingly, the Company elected to fund the redemption of the trust preferred securities issued in 2002 with a $20 million line of credit that the Company obtained from a third-party commercial bank.  This line of credit has a maturity date of October 30, 2009 and carries an interest rate of either i) prime minus 1.00% or ii)  LIBOR plus 1.50%, at the discretion of the Company.  Although this line of credit does not qualify as regulatory capital, the Company’s capital ratios continued to significantly exceed minimum regulatory thresholds following the redemption.  It is the Company’s continued intent to replace the line of credit in the near future with debt that qualifies as regulatory capital.

Index

The Company incurred approximately $1,195,000 in debt issuance costs related to the 2002 and 2003 trust preferred security issuances that were recorded as prepaid expenses that are being amortized to the earliest call dates and are included in the “Other Assets” line item of the consolidated balance sheet.  No debt issuance costs were incurred with the 2006 issuance.

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

As noted above, in addition to internally generated liquidity sources, the Company has the ability to obtain borrowings from the following three sources – 1) an approximately $321 million line of credit with the FHLB, 2) a $70 million overnight federal funds line of credit with a correspondent bank, and 3) an approximately $81 million line of credit through the FRB’s discount window.

The Company’s liquidity did not change significantly during 2006 or 2007.  Higher loan growth as compared to deposit growth in recent years has resulted in the Company’s loan to deposit ratio increasing from 99% in 2005 to 103% in both 2006 and 2007.  The negative impact on the Company’s liquidity due to the imbalance in loan and deposit growth has been offset by a higher level of securities sold under agreements to repurchase and borrowings.  The level of the Company’s liquid assets (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) as a percentage of deposits, securities sold under agreements to repurchase and borrowings has grown slightly over the past two years, with this ratio increasing from 14.2% in 2005 to 15.1% in both 2006 and 2007.

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

Table 18 reflects the contractual obligations and other commercial commitments of the Company outstanding as of December 31, 2007.  Any of the Company’s $176 million in outstanding borrowings with the FHLB may be accelerated immediately by the FHLB in certain circumstances, including material adverse changes in the condition of the Company or if the Company’s qualifying collateral is less than the amount required under the terms of the borrowing agreement.

In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements.  As of December 31, 2007, the Company had outstanding unfunded loan and credit card commitments of $340,160,000, of which $281,999,000 were at variable rates and $58,161,000 were at fixed rates.  Included in outstanding loan commitments were unfunded commitments of $197,777,000 on revolving credit plans, of which $171,871,000 were at variable rates and $25,906,000 were at fixed rates.

At December 31, 2007 and 2006, the Company had $6,176,000 and $4,459,000, respectively, in standby letters of credit outstanding.  The Company had no carrying amount for these standby letters of credit at either of those dates.  The nature of the standby letters of credit is that of a guarantee made on behalf of the Company’s customers to suppliers of the customers to guarantee payments owed to the supplier by the customer.

Index

The standby letters of credit are generally for terms of one year, at which time they may be renewed for another year if both parties agree.  The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier.  The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above.  In the event that the Company is required to honor a standby letter of credit, a note, already executed by the customer, becomes effective providing repayment terms and any collateral.  Over the past ten years, the Company has had to honor one standby letter of credit, which was repaid by the borrower without any loss to the Company.  Management expects any draws under existing commitments to be funded through normal operations.

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

Off-Balance Sheet Arrangements and Derivative Financial Instruments

Off-balance sheet arrangements include transactions, agreements, or other contractual arrangements pursuant to which the Company has obligations or provides guarantees on behalf of an unconsolidated entity.  The Company has no off-balance sheet arrangements of this kind other than repayment guarantees associated with its trust preferred securities.

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics.  The Company has not engaged in derivatives activities through December 31, 2007 and has no current plans to do so.

Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk – Item 7A.)

Net interest income is the Company’s most significant component of earnings.  Notwithstanding changes in volumes of loans and deposits, the Company’s level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities.  It is the Company’s policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations.  The Company’s exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates.  Over the years, the Company has been able to maintain a fairly consistent yield on average earning assets (net interest margin).  Over the past five calendar years, the Company’s net interest margin has ranged from a low of 4.00% (realized in 2007) to a high of 4.52% (realized in 2003).  During that five year period, the prime rate of interest has ranged from a low of 4.00% to a high of 8.25%.  The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that the Company maintains.  At December 31, 2007, approximately 95% of the Company’s interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of its interest-bearing liabilities reprice with five years.

Index

Table 17 sets forth the Company’s interest rate sensitivity analysis as of December 31, 2007, using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call).  As illustrated by this table, at December 31, 2007, the Company had $503 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets.  This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment.  However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions.  Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products.  For example, included in interest-bearing liabilities subject to interest rate changes within one year at December 31, 2007 are deposits totaling $558 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management.  These types of deposits historically have not repriced with or in the same proportion as general market indicators.

Overall, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates.  Similarly, management would not expect a significant increase in near term net interest income from falling interest rates.  Generally, when rates change, the Company’s interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while the Company’s interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change.  In the short-term (less than six months), this results in the Company being asset-sensitive, meaning that the Company’s net interest income benefits from an increase in interest rates and is negatively impacted by a decrease in interest rates.  However, in the twelve-month horizon, the impact of having a higher level of interest-sensitive liabilities lessens the short-term effects of changes in interest rates just discussed.  The general discussion in this paragraph applies most directly in a “normal” interest rate environment in which longer term maturity instruments carry higher interest rates than short term maturity instruments, and is less applicable in periods in which there is a “flat” interest rate curve, as discussed in the following paragraph.

Prior to the interest rate decrease that occurred in September 2007, the Federal Reserve had increased the discount rate 17 times totaling 425 basis points beginning on July 1, 2004 and regularly thereafter until June 29, 2006.  However, the impact of these rate increases did not have an equal effect on short-term interest rates and long-term interest rates in the marketplace.  In the marketplace, short-term rates rose by a significantly higher amount than have longer-term interest rates.  For example, from June 30, 2004 to December 31, 2006, the interest rate on three-month treasury bills rose by 369 basis points, whereas the interest rate for seven-year treasury notes increased by only 46 basis points.  This resulted in what economists refer to as a “flat yield curve”, which means that short-term interest rates were substantially the same as long-term interest rates.  This is an unfavorable interest rate environment for many banks, including the Company, as short-term interest rates generally drive the Company’s deposit pricing and longer-term interest rates generally drive loan pricing.  When these rates converge, which they did, the profit spread the Company realizes between loan yields and deposit rates narrows, which reduces the Company’s net interest margin.  Due largely to the progressive flattening of the yield curve that occurred throughout 2006, the Company’s net interest margin decreased throughout 2006 before stabilizing at the lower levels in 2007 as a result of the relatively stable interest rate environment in effect for most of 2007. The Company’s net interest margin was 4.37% in the fourth quarter of 2005 and steadily declined to 4.05% by the fourth quarter of 2006.  The Company’s net interest margin was 4.18% for the full year 2006, compared to 4.33% in 2005.  In 2007, the Company’s net interest margin for each quarter of the year was within 3 basis points of its average for the year of 4.00%.

In addition to the impact of the interest rate environment discussed above, the Company’s net interest margin was also negatively impacted by the Company having more of its overall funding occurring in its highest cost funding sources.  This trend was caused by aggressive pricing to attract funds to fund high loan growth, and by customers shifting their funds from low cost deposits to higher cost deposits.

Index

Interest rates were reduced by the Federal Reserve by a total of 100 basis points in late 2007.  However, because these reductions occurred late in the year, with 50 basis points of cuts occurring in the last 61 days of the year, the Company’s net interest margin was only marginally impacted by these cuts in 2007.  As noted above, the Company’s net interest margin is negatively impacted, at least in the short-term, by reductions in interest rates.  Accordingly, in 2008 the Company expects its net interest margin to be negatively impacted by the interest rate cuts that occurred in late 2007 and even more significantly by the additional rate cuts that have already occurred in 2008.  In January 2008, the Federal Reserve responded to continued weakness in the US economy by reducing interest rates by another 125 basis points, and many economists are forecasting an additional 75-100 basis points in rate cuts by June 2008.  In addition to the initial normal decline in net interest margin that the Company experiences when interest rates are reduced (as discussed above), the cumulative impact of the magnitude of the approximately 300 basis points in interest rate cuts (those already made plus those forecasted) is expected to amplify and lengthen the negative impact on the Company’s net interest margin in 2008 and possibly beyond.  This is primarily due to the Company’s inability to cut a significant portion of its interest-bearing deposits by any significant amount due to their already near-zero interest rate.  Based on its most recent interest rate modeling, which assumes an additional 75 basis points in interest rate cuts (federal funds rate = 2.25%, prime = 5.25%), the Company projects its net interest margin will be approximately 3.70% for the full year of 2008.  In addition to the assumption regarding interest rates, the aforementioned modeling is dependent on many other assumptions that could vary significantly from expectations, including, but not limited to:  prepayment assumptions on fixed rate loans, loan growth, mix of loan growth, deposit growth, mix of deposit growth, and the ability of the Company to manage changes in rates earned on loans and paid on deposits, which will depend largely on actions taken by the Company’s competitors.

The Company has no market risk sensitive instruments held for trading purposes, nor does it maintain any foreign currency positions.  Table 19 presents the expected maturities of the Company’s other than trading market risk sensitive financial instruments.  Table 19 also presents the estimated fair values of market risk sensitive instruments as estimated in accordance with Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments.” The Company’s assets and liabilities have estimated fair values that are do not materially differ from their carrying amounts.

See additional discussion regarding net interest income, as well as discussion of the changes in the annual net interest margin, in the section entitled “Net Interest Income” above.

Index

Return on Assets and Equity

Table 20 shows return on assets (net income divided by average total assets), return on equity (net income divided by average shareholders’ equity), dividend payout ratio (dividends per share divided by net income per share) and shareholders’ equity to assets ratio (average shareholders’ equity divided by average total assets) for each of the years in the three-year period ended December 31, 2007.

Capital Resources and Shareholders’ Equity

Shareholders’ equity at December 31, 2007 amounted to $174.1 million compared to $162.7 million at December 31, 2006.  The two basic components that typically have the largest impact on the Company’s shareholders’ equity are net income, which increases shareholders’ equity, and dividends declared, which decreases shareholders’ equity.

In 2007, net income of $21,810,000 increased equity, while dividends declared of $10,928,000 reduced equity.  Other significant items affecting shareholders’ equity in 2007 were 1) proceeds of $568,000 received from common stock issued as a result of stock option exercises, 2) repurchases of 27,000 shares of the Company’s common stock at an average price of $19.41, which reduced shareholders’ equity by $532,000, and 3) other comprehensive gain of $216,000, which was primarily comprised of a $576,000 increase in the net unrealized gain, net of taxes, of the Company’s available for sale securities and a $360,000 negative adjustment to equity related to the funded status of the Company’s two defined benefit plans in accordance with Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (Statement 158). See Notes 1(s) and 11 to the Company’s consolidated financial statements for additional discussion of Statement 158.

In 2006, net income of $19,302,000 increased equity, while dividends declared of $10,589,000 reduced equity.  Other significant items affecting shareholders’ equity in 2006 were 1) proceeds of $1,027,000 received from common stock issued as a result of stock option exercises, 2) proceeds of $1,557,000 received from the issuance of stock into the Company’s dividend reinvestment plan, 3) repurchases of 53,000 shares of the Company’s common stock at an average price of $20.97, which reduced shareholders’ equity by $1,112,000, and 4) a $3,775,000 negative adjustment to equity related to the Company’s December 31, 2006 adoption of Statement 158.

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

Index

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

Table 21 presents the Company’s regulatory capital ratios as of December 31, 2007, 2006, and 2005.  All of the Company’s capital ratios have significantly exceeded the minimum regulatory thresholds for all periods covered by this report.

In addition to shareholders’ equity, the Company has supplemented its capital in recent years with trust preferred security debt issuances, which because of their structure qualify as regulatory capital.  This has generally been necessary because the Company’s balance sheet growth has outpaced the growth rate of its capital.  Additionally, the Company has purchased several bank branches over the years that resulted in the Company recording intangible assets, which negatively impacted regulatory capital ratios. As discussed in “Borrowings” above, the Company has issued a total of $67.0 million in trust preferred securities since 2002, with the most recent issuance being a $25.8 million issuance that occurred in April 2006.  Also as discussed above, in November 2007 the Company elected to redeem $20.6 million of these trust preferred securities due to their high interest rate.  Due to unfavorable market conditions, the Company elected to fund the redemption not with new trust preferred securities, which was the Company’s intent, but rather with a third-party line of credit, which does not quality as regulatory capital.  This redemption reduced the Company’s regulatory capital by $20 million and reduced each of its regulatory capital ratios by approximately 100 basis points.  It is the Company’s intent to replace the line of credit with an instrument that qualifies as regulatory capital in the near future.

In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for a bank’s classification as “well capitalized.” The specific guidelines are as follows – Tier I Capital Ratio of at least 6.00%, Total Capital Ratio of at least 10.00%, and a Leverage Ratio of at least 5.00%.  The Bank’s regulatory ratios exceeded the threshold for “well-capitalized” status at December 31, 2007, 2006, and 2005.

The Company’s goal is to maintain its capital ratios at levels no less than the “well-capitalized” thresholds set for banks.  At December 31, 2007, the Company’s total risk-based capital ratio was 10.30% compared to the 10.00% “well-capitalized” threshold.  The Company believes it has readily accessible options to increase capital should the need arise, including perpetual preferred stock, a secondary common stock offering, or the issuance of additional trust preferred securities.

See “Supervision and Regulation” under “Business” above and Note 15 to the consolidated financial statements for discussion of other matters that may affect the Company’s capital resources.

Index

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

Current Accounting and Regulatory Matters

The Company prepares its consolidated financial statements and related disclosures in conformity with standards established by, among others, the Financial Accounting Standards Board (the “FASB”).  Because the information needed by users of financial reports is dynamic, the FASB frequently issues new rules and proposes new rules for companies to apply in reporting their activities.  See Note 1(s) to the Company’s consolidated financial statements for a discussion of recent rule proposals and changes.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information responsive to this Item is found in Item 7 under the caption “Interest Rate Risk.”

FORWARD-LOOKING STATEMENTS

Part I of this report contains statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties.  Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning opinions or judgment of the Company and its management about future events.  Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company’s customers, the Company’s level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions.  For additional information that could affect the matters discussed in this paragraph, see the “Risk Factors” section in Item 1A of this report.

Index

Table 1 Selected Consolidated Financial Data

($ in thousands, except per share	Year Ended December 31,
and nonfinancial data)	2007	2006	2005	2004	2003
Income Statement Data
Interest income	$148,942	129,207	101,429	81,593	74,667
Interest expense	69,658	54,671	32,838	20,303	18,907
Net interest income	79,284	74,536	68,591	61,290	55,760
Provision for loan losses	5,217	4,923	3,040	2,905	2,680
Net interest income after provision	74,067	69,613	65,551	58,385	53,080
Noninterest income	18,473	14,310	15,004	15,864	14,918
Noninterest expense	57,580	53,198	47,636	43,717	37,964
Income before income taxes	34,960	30,725	32,919	30,532	30,034
Income taxes	13,150	11,423	16,829	10,418	10,617
Net income	21,810	19,302	16,090	20,114	19,417

Earnings per share – basic	1.52	1.35	1.14	1.42	1.38
Earnings per share – diluted	1.51	1.34	1.12	1.40	1.35

Per Share Data
Cash dividends declared	$0.76	0.74	0.70	0.66	0.63
Market Price
High	26.72	23.90	27.88	29.73	21.49
Low	16.40	19.47	19.32	18.47	15.30
Close	18.89	21.84	20.16	27.17	20.80
Book value - stated	12.11	11.34	10.94	10.54	10.02
Tangible book value	8.56	7.76	7.48	7.04	6.44

Selected Balance Sheet Data (at year end)
Total assets	$2,317,249	2,136,624	1,801,050	1,638,913	1,475,769
Loans	1,894,295	1,740,396	1,482,611	1,367,053	1,218,895
Allowance for loan losses	21,324	18,947	15,716	14,717	13,569
Intangible assets	51,020	51,394	49,227	49,330	50,701
Deposits	1,838,277	1,695,679	1,494,577	1,388,768	1,249,364
Borrowings	242,394	210,013	100,239	92,239	76,000
Total shareholders’ equity	174,070	162,705	155,728	148,478	141,856

Selected Average Balances
Assets	$2,139,576	1,922,510	1,709,380	1,545,332	1,339,823
Loans	1,808,219	1,623,188	1,422,419	1,295,682	1,113,426
Earning assets	1,998,428	1,793,811	1,593,554	1,434,425	1,245,679
Deposits	1,780,265	1,599,575	1,460,620	1,306,404	1,153,385
Interest-bearing liabilities	1,726,002	1,537,385	1,359,744	1,232,130	1,065,950
Shareholders’ equity	170,857	163,193	154,871	146,683	137,293

Ratios
Return on average assets	1.02%	1.00%	0.94%	1.30%	1.45%
Return on average equity	12.77%	11.83%	10.39%	13.71%	14.14%
Net interest margin (taxable-equivalent basis)	4.00%	4.18%	4.33%	4.31%	4.52%
Shareholders’ equity to assets at year end	7.51%	7.62%	8.65%	9.06%	9.61%
Loans to deposits at year end	103.05%	102.64%	99.20%	98.44%	97.56%
Allowance for loan losses to total loans	1.13%	1.09%	1.06%	1.08%	1.11%
Nonperforming assets to total assets at year end	0.47%	0.39%	0.17%	0.32%	0.39%
Net charge-offs to average loans	0.16%	0.11%	0.14%	0.14%	0.10%
Efficiency ratio	58.57%	59.54%	56.68%	56.32%	53.32%

Nonfinancial Data
Number of branches	70	68	61	59	57
Number of employees – Full time equivalents	614	620	578	563	550

 Per share amounts for 2003 have been restated from their originally reported amounts to reflect the 3-for-2 stock split paid on November 15, 2004.

Index

Table 2 Average Balances and Net Interest Income Analysis
	Year Ended December 31,
	2007			2006			2005
($ in thousands)	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid
Assets
Loans (1)	$1,808,219	7.70%	$139,323	$1,623,188	7.44%	$120,694	$1,422,419	6.62%	$94,097
Taxable securities	131,035	4.92%	6,453	118,032	4.84%	5,718	114,223	4.54%	5,184
Non-taxable securities (2)	13,786	8.09%	1,115	11,466	8.84%	1,014	10,782	8.57%	924
Short-term investments, primarily federal funds	45,388	5.74%	2,605	41,125	5.55%	2,282	46,130	3.62%	1,672
Total interest-earning assets	1,998,428	7.48%	149,496	1,793,811	7.23%	129,708	1,593,554	6.39%	101,877
Cash and due from banks	38,906			37,872			34,574
Bank premises and equipment, net	45,398			38,592			32,179
Other assets	56,844			52,235			49,073
Total assets	$2,139,576			$1,922,510			$1,709,380

Liabilities and Equity
NOW accounts	$192,407	0.37%	$712	$187,888	0.36%	$679	$187,721	0.32%	$602
Money market accounts	239,258	3.31%	7,929	183,751	2.71%	4,972	153,649	1.40%	2,148
Savings accounts	106,357	1.62%	1,727	111,909	1.29%	1,443	129,278	1.00%	1,298
Time deposits >$100,000	450,801	5.03%	22,687	390,246	4.53%	17,662	350,240	3.26%	11,425
Other time deposits	567,572	4.67%	26,498	520,140	4.09%	21,276	455,557	2.86%	13,043
Total interest-bearing deposits	1,556,395	3.83%	59,553	1,393,934	3.30%	46,032	1,276,445	2.23%	28,516
Securities sold under agreements to repurchase	39,220	3.76%	1,476	30,036	3.72%	1,116	6,219	2.88%	179
Borrowings	130,387	6.62%	8,629	113,415	6.63%	7,523	77,080	5.37%	4,143
Total interest-bearing liabilities	1,726,002	4.04%	69,658	1,537,385	3.56%	54,671	1,359,744	2.42%	32,838
Non-interest-bearing deposits	223,870			205,641			184,175
Other liabilities	18,847			16,291			10,590
Shareholders’ equity	170,857			163,193			154,871
Total liabilities and shareholders’ equity	$2,139,576			$1,922,510			$1,709,380
Net yield on interest- earning assets and net interest income		4.00%	$79,838		4.18%	$75,037		4.33%	$69,039
Interest rate spread		3.44%			3.67%			3.97%

Average prime rate		8.05%			7.96%			6.19%

(1)
Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.  Interest earned includes recognized loan fees in the amounts of $836,000, $696,000, and $1,037,000 for 2007, 2006, and 2005, respectively.

(2)
Includes tax-equivalent adjustments of $554,000, $501,000, and $448,000 in 2007, 2006, and 2005, respectively, to reflect the federal and state benefit of the tax-exempt securities (using a 39% combined tax rate), reduced by the related nondeductible portion of interest expense.

Index

Table 3 Volume and Rate Variance Analysis
	Year Ended December 31, 2007			Year Ended December 31, 2006
	Change Attributable to			Change Attributable to
(In thousands)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)
Interest income (tax-equivalent):
Loans	$14,007	4,622	18,629	14,105	12,492	26,597
Taxable securities	635	100	735	179	355	534
Non-taxable securities	196	(95)	101	60	30	90
Short-term investments, principally federal funds sold	241	82	323	(230)	840	610
Total interest income	15,079	4,709	19,788	14,114	13,717	27,831

Interest expense:
NOW accounts	17	16	33	1	76	77
Money Market accounts	1,671	1,286	2,957	618	2,206	2,824
Savings accounts	(81)	365	284	(199)	344	145
Time deposits>$100,000	2,894	2,131	5,025	1,558	4,679	6,237
Other time deposits	2,077	3,145	5,222	2,245	5,988	8,233
Total interest-bearing deposits	6,578	6,943	13,521	4,223	13,293	17,516
Securities sold under agreements to repurchase	343	17	360	785	152	937
Borrowings	1,124	(18)	1,106	2,182	1,198	3,380
Total interest expense	8,045	6,942	14,987	7,190	14,643	21,833

Net interest income (tax-equivalent)	$7,034	(2,233)	4,801	6,924	(926)	5,998

Changes attributable to both volume and rate are allocated equally between rate and volume variances.
Table 4 Noninterest Income
	Year Ended December 31,
(In thousands)	2007	2006	2005

Service charges on deposit accounts	$9,988	8,968	8,537
Other service charges, commissions, and fees	5,158	4,578	3,963
Fees from presold mortgages	1,135	1,062	1,176
Commissions from sales of insurance and financial products	1,511	1,434	1,307
Data processing fees	204	162	279
Total core noninterest income	17,996	16,204	15,262
Loan sale gains	-	-	9
Securities gains, net	487	205	5
Other gains (losses), net	(10)	(2,099)	(272)
Total	$18,473	14,310	15,004

Table 5 Noninterest Expenses
	Year Ended December 31,
(In thousands)	2007	2006	2005

Salaries	$26,227	23,867	21,921
Employee benefits	7,443	6,811	6,054
Total personnel expense	33,670	30,678	27,975
Occupancy expense	3,795	3,447	3,037
Equipment related expenses	3,809	3,419	2,965
Amortization of intangible assets	374	322	290
Stationery and supplies	1,593	1,675	1,590
Telephone	1,246	1,273	1,260
Non-credit losses	204	165	110
Other operating expenses	12,889	12,219	10,409
Total	$57,580	53,198	47,636

Index

Table 6 Income Taxes
(In thousands)	2007	2006	2005

Current - Federal	$11,625	10,809	8,285
- State	1,938	1,927	8,700
Deferred - Federal	(348)	(1,112)	(124)
- State	(65)	(201)	(32)
Total	$13,150	11,423	16,829

Effective tax rate	37.6%	37.2%	51.1%

Table 7 Distribution of Assets and Liabilities
	As of December 31,
	2007	2006	2005
Assets
Interest-earning assets
Net loans	81%	80%	81%
Securities available for sale	6	6	6
Securities held to maturity	1	1	1
Short term investments	6	5	4
Total interest-earning assets	94	92	92

Noninterest-earning assets
Cash and due from banks	1	2	2
Premises and equipment	2	2	2
Other assets	3	4	4
Total assets	100%	100%	100%

Liabilities and shareholders’ equity
Demand deposits – noninterest bearing	10%	10%	11%
NOW deposits	8	9	10
Money market deposits	11	9	9
Savings deposits	4	5	6
Time deposits of $100,000 or more	21	20	20
Other time deposits	25	26	27
Total deposits	79	79	83
Securities sold under agreements to repurchase	2	2	2
Borrowings	10	10	5
Accrued expenses and other liabilities	1	1	1
Total liabilities	92	92	91

Shareholders’ equity	8	8	9
Total liabilities and shareholders’ equity	100%	100%	100%

Table 8 Securities Portfolio Composition
	As of December 31,
(In thousands)	2007	2006	2005
Securities available for sale:
Government-sponsored enterprise securities	$69,893	62,456	44,481
Mortgage-backed securities	39,296	43,442	47,928
Corporate bonds	13,855	13,580	14,912
Equity securities	12,070	10,486	6,292
Total securities available for sale	135,114	129,964	113,613

Securities held to maturity:
State and local governments	16,611	13,089	11,382
Other	29	33	66
Total securities held to maturity	16,640	13,122	11,448

Total securities	$151,754	143,086	125,061

Average total securities during year	$144,821	129,498	125,005

Index

Table 9 Securities Portfolio Maturity Schedule
	As of December 31,
	2007
($ in thousands)	Book Value	Fair Value	Book Yield (1)
Securities available for sale:

Government-sponsored enterprise securities
Due within one year	$17,707	17,697	3.92%
Due after one but within five years	51,756	52,196	5.18%
Total	69,463	69,893	4.86%

Mortgage-backed securities (2)
Due within one year	170	167	4.21%
Due after one but within five years	22,169	21,930	4.52%
Due after five but within ten years	9,191	9,028	4.71%
Due after ten years	8,176	8,171	5.45%
Total	39,706	39,296	4.75%

Corporate debt securities
Due after five but within ten years	6,092	5,885	5.91%
Due after ten years	7,727	7,970	7.92%
Total	13,819	13,855	7.03%

Equity securities	12,040	12,070	5.91%

Total securities available for sale
Due within one year	17,877	17,864	3.92%
Due after one but within five years	73,925	74,126	4.98%
Due after five but within ten years	15,283	14,913	5.19%
Due after ten years	15,903	16,141	6.65%
Equity securities	12,040	12,070	5.91%
Total	$135,028	135,114	5.14%

Securities held to maturity:

State and local governments
Due within one year	$2,264	2,275	7.46%
Due after one but within five years	3,466	3,496	6.95%
Due after five but within ten years	4,608	4,649	6.33%
Due after ten years	6,273	6,200	6.31%
Total	16,611	16,620	6.61%

Other
Due after one but within five years	29	29	6.57%
Total	29	29	6.57%

Total securities held to maturity
Due within one year	2,264	2,275	7.46%
Due after one but within five years	3,495	3,525	6.95%
Due after five but within ten years	4,608	4,649	6.33%
Due after ten years	6,273	6,200	6.31%
Total	$16,640	16,649	6.61%
(1)  Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 39% tax rate.
(2)  Mortgage-backed securities are shown maturing in the periods consistent with their estimated lives based on expected prepayment speeds.

Index

Table 10 Loan Portfolio Composition
	As of December 31,
	2007		2006		2005		2004		2003
($ in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial, financial, & agricultural	$172,530	9.11%	$165,214	9.49%	$135,942	9.17%	$122,501	8.96%	$117,287	9.62%
Real estate -construction	212,902	11.24%	155,440	8.93%	125,158	8.44%	117,158	8.57%	98,189	8.05%
Real estate -mortgage(1)	1,423,842	75.17%	1,344,553	77.26%	1,150,068	77.58%	1,063,694	77.80%	939,578	77.05%
Installment loans to individuals	84,875	4.48%	75,162	4.32%	71,259	4.81%	63,913	4.67%	64,444	5.28%
Loans, gross	1,894,149	100.0%	1,740,369	100.0%	1,482,427	100.0%	1,367,266	100.0%	1,219,498	100.0%
Unamortized net deferred loan costs/ (fees)	146		27		184		(213)		(603)
Total loans, net	$1,894,295		$1,740,396		$1,482,611		$1,367,053		$1,218,895

(1)  The majority of these loans are various personal and commercial loans where real estate provides additional security for the loan.

Table 11 Loan Maturities
	As of December 31, 2007
	Due within one year		Due after one year but within five years		Due after five years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Variable Rate Loans:
Commercial, financial, and agricultural	$49,225	7.41%	$15,876	7.40%	$2,688	7.36%	$67,789	7.41%
Real estate - construction	138,975	7.60%	24,096	7.06%	─	─	163,071	7.52%
Real estate - mortgage	155,654	7.40%	185,608	7.27%	280,644	7.35%	621,906	7.34%
Installment loans to individuals	1,450	7.66%	7,960	9.37%	12,032	7.66%	21,442	8.29%
Total at variable rates	345,304	7.48%	233,540	7.33%	295,364	7.36%	874,208	7.40%

Fixed Rate Loans:
Commercial, financial, and agricultural	33,837	7.47%	61,530	7.57%	8,324	6.08%	103,691	7.42%
Real estate - construction	34,222	7.90%	14,142	7.59%	33	8.76%	48,397	7.81%
Real estate - mortgage	154,745	6.92%	587,990	7.37%	53,262	7.03%	795,997	7.26%
Installment loans to individuals	15,128	7.95%	47,588	9.65%	1,479	8.11%	64,195	9.21%
Total at fixed rates	237,932	7.20%	711,250	7.54%	63,098	6.93%	1,012,280	7.43%

Subtotal	583,236	7.37%	944,790	7.49%	358,462	7.28%	1,886,488	7.42%
Nonaccrual loans	7,807		─		─		7,807
Total loans	$591,043		$944,790		$358,462		$1,894,295

The above table is based on contractual scheduled maturities.  Early repayment of loans or renewals at maturity are not considered in this table.

Index

Table 12 Nonperforming Assets
	As of December 31,
($ in thousands)	2007	2006	2005	2004	2003

Nonaccrual loans	$7,807	6,852	1,640	3,707	4,274
Restructured loans	6	10	13	17	21
Accruing loans >90 days past due	-	-	-	-	-
Total nonperforming loans	7,813	6,862	1,653	3,724	4,295
Other real estate (included in other assets)	3,042	1,539	1,421	1,470	1,398
Total nonperforming assets	$10,855	8,401	3,074	5,194	5,693

Nonperforming loans as a percentage of total loans	0.41%	0.39%	0.11%	0.27%	0.35%
Nonperforming assets as a percentage of loans and other real estate	0.57%	0.48%	0.21%	0.38%	0.47%
Nonperforming assets as a percentage of total assets	0.47%	0.39%	0.17%	0.32%	0.39%
Allowance for loan losses as a percentage of nonperforming loans	272.93%	276.11%	950.76%	395.19%	315.93%

Table 13 Allocation of the Allowance for Loan Losses
	As of December 31,
($ in thousands)	2007	2006	2005	2004	2003

Commercial, financial, and agricultural	$3,516	3,548	2,686	2,453	2,420
Real estate - construction	1,827	1,182	798	757	641
Real estate - mortgage	13,477	12,186	10,445	9,965	8,920
Installment loans to individuals	2,486	2,026	1,763	1,468	1,435
Total allocated	21,306	18,942	15,692	14,643	13,416
Unallocated	18	5	24	74	153
Total	$21,324	18,947	15,716	14,717	13,569

Index

Table 14 Loan Loss and Recovery Experience
As of December 31,
($ in thousands)	2007	2006	2005	2004	2003

Loans outstanding at end of year	$1,894,295	1,740,396	1,482,611	1,367,053	1,218,895
Average amount of loans outstanding	$1,808,219	1,623,188	1,422,419	1,295,682	1,113,426

Allowance for loan losses, at beginning of year	$18,947	15,716	14,717	13,569	10,907
Provision for loan losses	5,217	4,923	3,040	2,905	2,680
Additions related to loans assumed in corporate acquisitions	─	52	─	─	1,083
24,164	20,691	17,757	16,474	14,670
Loans charged off:
Commercial, financial and agricultural	(982)	(486)	(756)	(247)	(205)
Real estate - mortgage	(982)	(510)	(1,120)	(1,143)	(705)
Installment loans to individuals	(894)	(838)	(487)	(548)	(431)
Overdraft losses (1)	(319)	(183)	─	─	─
Total charge-offs	(3,177)	(2,017)	(2,363)	(1,938)	(1,341)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	49	57	99	45	73
Real estate - mortgage	66	61	115	63	30
Installment loans to individuals	148	112	108	73	137
Overdraft recoveries (1)	74	43	─	─	─
Total recoveries	337	273	322	181	240
Net charge-offs	(2,840)	(1,744)	(2,041)	(1,757)	(1,101)
Allowance for loan losses, at end of year	$21,324	18,947	15,716	14,717	13,569

Ratios:
Net charge-offs as a percent of average loans	0.16%	0.11%	0.14%	0.14%	0.10%
Allowance for loan losses as a percent of loans at end of year	1.13%	1.09%	1.06%	1.08%	1.11%
Allowance for loan losses as a multiple of net charge-offs	7.51	x	10.86	x	7.70	x	8.38	x	12.32	x
Provision for loan losses as a percent of net charge-offs	183.70%	282.28%	148.95%	165.33%	243.42%
Recoveries of loans previously charged-off as a percent of loans charged-off	10.61%	13.53%	13.63%	9.34%	17.90%

(1) Until July 1, 2006, the Company recorded net overdraft charge-offs as a reduction to service charge income.

Table 15 Average Deposits
	Year Ended December 31,
	2007		2006		2005
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

NOW accounts	$192,407	0.37%	187,888	0.36%	187,721	0.32%
Money market accounts	239,258	3.31%	183,751	2.71%	153,649	1.40%
Savings accounts	106,357	1.62%	111,909	1.29%	129,278	1.00%
Time deposits >$100,000	450,801	5.03%	390,246	4.53%	350,240	3.26%
Other time deposits	567,572	4.67%	520,140	4.09%	455,557	2.86%
Total interest-bearing deposits	1,556,395	3.83%	1,393,934	3.30%	1,276,445	2.23%
Noninterest-bearing deposits	223,870	-	205,641	-	184,175	-
Total deposits	$1,780,265	3.35%	1,599,575	2.88%	1,460,620	1.95%

Index

Table 16 Maturities of Time Deposits of $100,000 or More
	As of December 31, 2007
(In thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total

Time deposits of $100,000 or more	$160,084	139,314	131,329	48,449	479,176

Table 17 Interest Rate Sensitivity Analysis
	Repricing schedule for interest-earning assets and interest-bearing liabilities held as of December 31, 2007
($ in thousands)	3 Months or Less	Over 3 to 12 Months	Total Within 12 Months	Over 12 Months	Total

Earning assets:
Loans, net of deferred fees (1)	$871,075	194,232	1,065,307	828,988	1,894,295
Securities available for sale	25,583	41,287	66,870	68,244	135,114
Securities held to maturity	1,171	2,634	3,805	12,835	16,640
Short-term investments	136,813	─	136,813	─	136,813
Total earning assets	$1,034,642	238,153	1,272,795	910,067	2,182,862

Percent of total earning assets	47.40%	10.91%	58.31%	41.69%	100.00%
Cumulative percent of total earning assets	47.40%	58.31%	58.31%	100.00%	100.00%

Interest-bearing liabilities:
NOW deposits	$192,785	─	192,785	─	192,785
Money market deposits	264,653	─	264,653	─	264,653
Savings deposits	100,955	─	100,955	─	100,955
Time deposits of $100,000 or more	160,084	270,643	430,727	48,449	479,176
Other time deposits	174,461	335,403	509,864	58,703	568,567
Securities sold under agreements to repurchase	39,695	─	39,695	─	39,695
Borrowings	236,394	1,000	237,394	5,000	242,394
Total interest-bearing liabilities	$1,169,027	607,046	1,776,073	112,152	1,888,225

Percent of total interest-bearing liabilities	61.91%	32.15%	94.06%	5.94%	100.00%
Cumulative percent of total interest-bearing liabilities	61.91%	94.06%	94.06%	100.00%	100.00%

Interest sensitivity gap	$(134,385)	(368,893)	(503,278)	797,915	294,637
Cumulative interest sensitivity gap	(134,385)	(503,278)	(503,278)	294,637	294,637
Cumulative interest sensitivity gap as a percent of total earning assets	(6.16%)	(23.06%)	(23.06%)	13.50%	13.50%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	88.50%	71.66%	71.66%	115.60%	115.60%

(1) The three months or less category for loans includes $63,367 in adjustable rate loans that have reached their contractual rate caps.

Index

Table 18 Contractual Obligations and Other Commercial Commitments
	Payments Due by Period (in thousands)
Contractual Obligations As of December 31, 2007	Total	On Demand or Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Securities sold under agreements to repurchase	$39,695	39,695	─	─	─
Borrowings	242,394	171,000	25,000	─	46,394
Operating leases	2,484	485	708	475	816
Total contractual cash obligations, excluding deposits	284,573	211,180	25,708	475	47,210

Deposits	1,838,277	1,730,179	78,420	29,183	495
Total contractual cash obligations, including deposits	$2,122,850	1,941,359	104,128	29,658	47,705

	Amount of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments As of December 31, 2007	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Credit cards	$23,629	11,815	11,814	─	─
Lines of credit and loan commitments	316,531	147,420	22,105	9,168	137,838
Standby letters of credit	6,176	5,826	308	42	─
Total commercial commitments	$346,336	165,061	34,227	9,210	137,838

Index

Table 19 Market Risk Sensitive Instruments
	Expected Maturities of Market Sensitive Instruments Held at December 31, 2007 Occurring in Indicated Year
($ in thousands)	2008	2009	2010	2011	2012	Beyond	Total	Average Interest Rate	Estimated Fair Value

Due from banks, interest-bearing	$111,591	-	-	-	-	-	111,591	4.05%	$111,591
Federal funds sold	23,554	-	-	-	-	-	23,554	4.05%	23,554
Presold mortgages in process of settlement	1,668	-	-	-	-	-	1,668	5.50%	1,668
Debt Securities- at amortized cost (1) (2)	70,441	12,013	6,879	6,095	12,825	31,375	139,628	5.19%	139,693
Loans - fixed (3) (4)	242,029	180,507	205,158	148,911	172,579	63,096	1,012,280	7.40%	1,008,223
Loans - adjustable (3) (4)	388,240	137,145	105,244	65,953	66,876	110,750	874,208	7.43%	873,393
Total	$837,523	329,665	317,281	220,959	252,280	205,221	2,162,929	7.06%	$2,158,122

NOW deposits	$192,785	-	-	-	-	-	192,785	0.24%	$192,785
Money market deposits	264,653	-	-	-	-	-	264,653	3.15%	264,653
Savings deposits	100,955	-	-	-	-	-	100,955	1.59%	100,955
Time deposits	939,645	48,748	29,672	14,432	14,751	495	1,047,743	4.68%	1,049,026
Securities sold under agreements to repurchase	39,695	-	-	-	-	-	39,695	3.22%	39,695
Borrowings – fixed (2)	1,000	5,000	-	-	-	-	6,000	5.30%	6,073
Borrowings – adjustable	170,000	20,000	–	–	–	46,394	236,394	5.07%	235,071
Total	$1,708,733	73,748	29,672	14,432	14,751	46,889	1,888,225	4.42%	$1,888,258

(1) Tax-exempt securities are reflected at a tax-equivalent basis using a 39% tax rate.
(2) Securities and borrowings with call dates within 12 months of December 31, 2007 that have above market interest rates are assumed to mature at their call date for purposes of this table. Mortgage securities are assumed to mature in the period of their expected repayment based on estimated prepayment speeds.

(3) Excludes nonaccrual loans.
(4) Loans are shown in the period of their contractual maturity, except for home equity lines of credit loans which are assumed to repay on a straight-line basis over five years.

Table 20 Return on Assets and Equity
	For the Year Ended December 31,
	2007	2006	2005

Return on assets	1.02%	1.00%	0.94%
Return on equity	12.77%	11.83%	10.39%
Dividend payout ratio	50.00%	54.81%	61.40%
Average shareholders’ equity to average assets	7.99%	8.49%	9.06%

Index

Table 21 Risk-Based and Leverage Capital Ratios
	As of December 31,
($ in thousands)	2007	2006	2005

Risk-Based and Leverage Capital
Tier I capital:
Common shareholders’ equity	$174,070	162,705	155,728
Trust preferred securities eligible for Tier I capital treatment	45,000	54,235	40,000
Intangible assets	(51,020)	(51,394)	(49,227)
Accumulated other comprehensive income adjustments	4,334	4,550	639
Total Tier I leverage capital	172,384	170,096	147,140

Tier II capital:
Remaining trust preferred securities	–	10,765	–
Allowable allowance for loan losses	21,324	18,947	15,716
Tier II capital additions	21,324	29,712	15,716
Total risk-based capital	$193,708	199,808	162,856

Total risk weighted assets	$1,880,480	1,691,666	1,402,555

Adjusted fourth quarter average assets	2,154,407	1,979,333	1,711,029

Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	9.17%	10.05%	10.49%
Minimum required Tier I capital	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	10.30%	11.81%	11.61%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted fourth quarter average assets	8.00%	8.59%	8.60%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

Index

Table 22 Quarterly Financial Summary
	2007				2006
($ in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income Statement Data
Interest income, taxable equivalent	$38,469	38,311	37,057	35,660	35,387	34,040	31,440	28,841
Interest expense	17,751	17,998	17,239	16,670	16,072	14,866	12,871	10,862
Net interest income, taxable equivalent	20,718	20,313	19,818	18,990	19,315	19,174	18,569	17,979
Taxable equivalent, adjustment	155	136	140	124	117	133	125	126
Net interest income	20,563	20,177	19,678	18,866	19,198	19,041	18,444	17,853
Provision for loan losses	1,475	1,299	1,322	1,121	1,293	1,215	1,400	1,015
Net interest income after provision for losses	19,088	18,878	18,356	17,745	17,905	17,826	17,044	16,838
Noninterest income	5,103	4,277	4,857	4,236	4,058	2,454	3,844	3,954
Noninterest expense	14,999	13,941	14,510	14,130	13,870	13,535	13,064	12,729
Income before income taxes	9,192	9,214	8,703	7,851	8,093	6,745	7,824	8,063
Income taxes	3,430	3,471	3,284	2,965	2,949	2,373	3,029	3,072
Net income	5,762	5,743	5,419	4,886	5,144	4,372	4,795	4,991

Per Share Data
Earnings per share - basic	$0.40	0.40	0.38	0.34	0.36	0.31	0.34	0.35
Earnings per share - diluted	0.40	0.40	0.37	0.34	0.36	0.30	0.33	0.35
Cash dividends declared	0.19	0.19	0.19	0.19	0.19	0.19	0.18	0.18
Market Price
High	$21.34	21.38	21.67	26.72	23.43	21.84	22.85	23.90
Low	16.79	16.40	18.56	20.96	20.30	19.47	19.59	20.00
Close	18.89	20.38	18.73	21.38	21.84	20.38	21.00	22.38
Book value	12.11	11.88	11.63	11.49	11.34	11.40	11.20	11.12
Tangible book value	8.56	8.32	8.08	7.92	7.76	7.78	7.76	7.69

Selected Average Balances
Assets	$2,204,247	2,157,155	2,116,527	2,080,375	2,030,366	1,970,128	1,886,234	1,803,312
Loans	1,872,983	1,819,253	1,783,794	1,756,846	1,713,803	1,669,423	1,593,070	1,516,456
Earning assets	2,063,972	2,016,480	1,973,548	1,939,712	1,893,969	1,844,560	1,764,227	1,682,535
Deposits	1,836,644	1,808,468	1,763,210	1,712,738	1,679,747	1,623,605	1,569,781	1,525,167
Interest-bearing liabilities	1,776,489	1,741,495	1,704,799	1,681,225	1,632,107	1,583,827	1,501,670	1,431,936
Shareholders’ equity	175,675	171,947	169,169	166,637	167,276	164,590	162,526	158,380

Ratios (1)
Return on average assets	1.04%	1.06%	1.03%	0.95%	1.01%	0.88%	1.02%	1.12%
Return on average equity	13.01%	13.25%	12.85%	11.89%	12.20%	10.54%	11.83%	12.78%
Equity to assets at end of period	7.51%	7.48%	7.59%	7.58%	7.62%	7.85%	8.03%	8.33%
Tangible equity to tangible assets at end of period	5.43%	5.36%	5.40%	5.35%	5.34%	5.50%	5.70%	5.91%
Average loans to average deposits	101.98%	100.60%	101.17%	102.58%	102.03%	102.82%	101.48%	99.43%
Average earning assets to interest-bearing liabilities	116.18%	115.79%	115.76%	115.37%	116.04%	116.46%	117.48%	117.50%
Net interest margin	3.98%	4.00%	4.03%	3.97%	4.05%	4.12%	4.22%	4.33%
Allowance for loan losses to gross loans	1.13%	1.12%	1.12%	1.10%	1.09%	1.09%	1.08%	1.07%
Nonperforming loans as a percent of total loans	0.41%	0.38%	0.36%	0.33%	0.39%	0.31%	0.24%	0.21%
Nonperforming assets as a percent of total assets	0.47%	0.39%	0.38%	0.38%	0.39%	0.34%	0.30%	0.25%
Net charge-offs as a percent of average loans	0.17%	0.17%	0.16%	0.14%	0.19%	0.11%	0.09%	0.03%

(1)	Annualized where applicable.

Index

Item 8.  Financial Statements
               and Supplementary Data

First Bancorp and Subsidiaries
Consolidated Balance Sheets
December 31, 2007 and 2006

($ in thousands)	2007	2006

ASSETS
Cash and due from banks, noninterest-bearing	$31,455	43,248
Due from banks, interest-bearing	111,591	83,877
Federal funds sold	23,554	19,543
Total cash and cash equivalents	166,600	146,668

Securities available for sale (costs of
$135,028 in 2007 and $130,824 in 2006)	135,114	129,964

Securities held to maturity (fair values of
$16,649 in 2007 and $13,168 in 2006)	16,640	13,122

Presold mortgages in process of settlement	1,668	4,766

Loans	1,894,295	1,740,396
Less: Allowance for loan losses	(21,324)	(18,947)
Net loans	1,872,971	1,721,449

Premises and equipment	46,050	43,540
Accrued interest receivable	12,961	12,158
Goodwill	49,505	49,505
Other intangible assets	1,515	1,889
Other assets	14,225	13,563
Total assets	$2,317,249	2,136,624

LIABILITIES
Deposits: Demand – noninterest-bearing	$232,141	217,291
NOW accounts	192,785	193,435
Money market accounts	264,653	205,994
Savings accounts	100,955	103,346
Time deposits of $100,000 or more	479,176	422,772
Other time deposits	568,567	552,841
Total deposits	1,838,277	1,695,679
Securities sold under agreements to repurchase	39,695	43,276
Borrowings	242,394	210,013
Accrued interest payable	6,010	5,649
Other liabilities	16,803	19,302
Total liabilities	2,143,179	1,973,919

Commitments and contingencies (see Note 12)	—	—

SHAREHOLDERS’ EQUITY
Common stock, No par value per share
Authorized: 20,000,000 shares
Issued and outstanding: 14,377,981 shares in 2007 and 14,352,884 shares in 2006	56,302	56,035
Retained earnings	122,102	111,220
Accumulated other comprehensive income (loss)	(4,334)	(4,550)
Total shareholders’ equity	174,070	162,705
Total liabilities and shareholders’ equity	$2,317,249	2,136,624

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2007, 2006 and 2005

($ in thousands, except per share data)	2007	2006	2005

INTEREST INCOME
Interest and fees on loans	$139,323	120,694	94,097
Interest on investment securities:
Taxable interest income	6,453	5,718	5,184
Tax-exempt interest income	561	513	476
Other, principally overnight investments	2,605	2,282	1,672
Total interest income	148,942	129,207	101,429

INTEREST EXPENSE
Savings, NOW and money market	10,368	7,094	4,048
Time deposits of $100,000 or more	22,687	17,662	11,425
Other time deposits	26,498	21,276	13,043
Securities sold under agreements to repurchase	1,476	1,116	179
Borrowings	8,629	7,523	4,143
Total interest expense	69,658	54,671	32,838

Net interest income	79,284	74,536	68,591
Provision for loan losses	5,217	4,923	3,040
Net interest income after provision for loan losses	74,067	69,613	65,551

NONINTEREST INCOME
Service charges on deposit accounts	9,988	8,968	8,537
Other service charges, commissions and fees	5,158	4,578	3,963
Fees from presold mortgage loans	1,135	1,062	1,176
Commissions from sales of insurance and financial products	1,511	1,434	1,307
Data processing fees	204	162	279
Securities gains	487	205	5
Merchant credit card loss	─	(1,900)	─
Other gains (losses)	(10)	(199)	(263)
Total noninterest income	18,473	14,310	15,004

NONINTEREST EXPENSES
Salaries	26,227	23,867	21,921
Employee benefits	7,443	6,811	6,054
Total personnel expense	33,670	30,678	27,975
Occupancy expense	3,795	3,447	3,037
Equipment related expenses	3,809	3,419	2,965
Intangibles amortization	374	322	290
Other operating expenses	15,932	15,332	13,369
Total noninterest expenses	57,580	53,198	47,636

Income before income taxes	34,960	30,725	32,919
Income taxes	13,150	11,423	16,829

NET INCOME	$21,810	19,302	16,090

Earnings per share:
Basic	$1.52	1.35	1.14
Diluted	1.51	1.34	1.12

Dividends declared per share	$0.76	0.74	0.70

Weighted average common shares outstanding:
Basic	14,378,279	14,294,753	14,165,992
Diluted	14,468,974	14,435,252	14,360,032
See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2007, 2006 and 2005

($ in thousands)	2007	2006	2005

Net income	$21,810	19,302	16,090
Other comprehensive income (loss):
Unrealized gains/losses on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	1,432	394	(2,229)
Tax benefit (expense)	(559)	(154)	870
Reclassification to realized gains	(487)	(205)	(5)
Tax expense	190	80	2
Postretirement Plans:
Pension benefit (charge) related to unfunded pension liability	-	16	(90)
Tax benefit (expense)	-	(6)	35
Net loss arising during period	(1,098)	-	-
Tax benefit	428	-	-
Amortization of unrecognized net actuarial loss	467	-	-
Tax expense	(182)	-	-
Amortization of prior service cost and transition obligation	40	-	-
Tax expense	(15)	-	-
Other comprehensive income (loss)	216	125	(1,417)
Comprehensive income	$22,026	19,427	14,673
Seeaccompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2007, 2006 and 2005

	Common Stock		Retained	Accumulated Other Comprehensive	Total Share- holders’
(In thousands, except share data)	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2005	14,084	$51,614	96,347	517	148,478

Net income			16,090		16,090
Cash dividends declared ($0.70 per share)			(9,930)		(9,930)
Common stock issued under stock option plans	71	785			785
Common stock issued into dividend reinvestment plan	74	1,604			1,604
Tax benefit realized from exercise of nonqualified stock options	─	118			118
Other comprehensive loss				(1,417)	(1,417)

Balances, December 31, 2005	14,229	54,121	102,507	(900)	155,728

Net income			19,302		19,302
Cash dividends declared ($0.74 per share)			(10,589)		(10,589)
Common stock issued under stock option plans	105	1,027			1,027
Common stock issued into dividend reinvestment plan	72	1,557			1,557
Purchases and retirement of common stock	(53)	(1,112)			(1,112)
Tax benefit realized from exercise of nonqualified stock options	─	117			117
Stock-based compensation	─	325			325
Other comprehensive income				125	125
Adoption of SFAS No. 158				(3,775)	(3,775)

Balances, December 31, 2006	14,353	56,035	111,220	(4,550)	162,705

Net income			21,810		21,810
Cash dividends declared ($0.76 per share)			(10,928)		(10,928)
Common stock issued under stock option plans	52	568			568
Purchases and retirement of common stock	(27)	(532)			(532)
Tax benefit realized from exercise of nonqualified stock options	─	41			41
Stock-based compensation	─	190			190
Other comprehensive income				216	216

Balances, December 31, 2007	14,378	$56,302	122,102	(4,334)	174,070

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005

($ in thousands)	2007	2006	2005
Cash Flows From Operating Activities
Net income	$21,810	19,302	16,090
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	5,217	4,923	3,040
Net security premium amortization	67	86	120
Gains on sales of securities available for sale	(487)	(205)	(5)
Other losses	10	281	263
Loan fees and costs deferred, net of amortization	(118)	157	(397)
Depreciation of premises and equipment	3,286	2,873	2,675
Tax benefit realized from exercise of nonqualified stock options	─	─	118
Stock-based compensation expense	190	325	─
Amortization of intangible assets	374	322	290
Deferred income tax benefit	(422)	(1,341)	(156)
Originations of presold mortgages in process of settlement	(68,325)	(66,157)	(74,569)
Proceeds from sales of presold mortgages in process of settlement	71,423	64,738	72,993
Increase in accrued interest receivable	(803)	(3,176)	(2,115)
Decrease (increase) in other assets	1,075	(467)	840
Increase in accrued interest payable	361	1,736	1,158
Increase (decrease) in other liabilities	(3,095)	(226)	5,945
Net cash provided by operating activities	30,563	23,171	26,290

Cash Flows From Investing Activities
Proceeds from sales of loans	─	─	276
Purchases of securities available for sale	(90,046)	(62,067)	(54,130)
Purchases of securities held to maturity	(5,117)	(5,052)	(1,514)
Proceeds from sales of securities available for sale	4,185	1,575	17
Proceeds from maturities/issuer calls of securities available for sale	82,013	44,471	26,710
Proceeds from maturities/issuer calls of securities held to maturity	1,577	3,355	1,176
Net increase in loans	(159,531)	(255,958)	(120,065)
Proceeds from sales of foreclosed real estate	1,522	1,887	2,607
Purchases of premises and equipment	(5,786)	(10,867)	(7,212)
Net cash received in purchase of branches	─	34,819	─
Net cash used by investing activities	(171,183)	(247,837)	(152,135)

Cash Flows From Financing Activities
Net increase in deposits and repurchase agreements	139,017	166,871	139,339
Proceeds from borrowings, net	32,381	109,774	8,000
Cash dividends paid	(10,923)	(10,423)	(9,761)
Proceeds from issuance of common stock	568	2,584	2,389
Purchases and retirement of common stock	(532)	(1,112)	─
Tax benefit from exercise of nonqualified stock options	41	117	─
Net cash provided by financing activities	160,552	267,811	139,967

Increase in Cash and Cash Equivalents	19,932	43,145	14,122
Cash and Cash Equivalents, Beginning of Year	146,668	103,523	89,401

Cash and Cash Equivalents, End of Year	$166,600	146,668	103,523

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$69,297	52,857	31,680
Income taxes	17,077	13,993	11,925
Non-cash investing and financing transactions:
Foreclosed loans transferred to other real estate	2,915	2,021	2,596
Unrealized gain (loss) on securities available for sale, net of taxes	577	115	(1,362)

See accompanying notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

Note 1.  Summary of Significant Accounting Policies

(a) Basis of Presentation- The consolidated financial statements include the accounts of First Bancorp (the Company) and its wholly owned subsidiaries - First Bank (the Bank) and Montgomery Data Services, Inc. (Montgomery Data).  The Bank has one wholly owned subsidiary - First Bank Insurance Services, Inc. (First Bank Insurance).  All significant intercompany accounts and transactions have been eliminated.

The Company is a bank holding company.  The principal activity of the Company is the ownership and operation of First Bank, a state chartered bank with its main office in Troy, North Carolina.  Montgomery Data, another subsidiary, is a data processing company headquartered in Troy, whose primary client is First Bank.  The Company is also the parent company for a series of statutory trusts that were formed at various times since 2002 for the purpose of issuing trust preferred debt securities. The trusts are not consolidated for financial reporting purposes, however notes issued by the Company to the trusts in return for the proceeds from the issuance of the trust preferred securities are included in the consolidated financial statements and have terms that are substantially the same as the corresponding trust preferred securities. These securities qualify as capital for regulatory capital adequacy requirements.  First Bank Insurance is a provider of non-FDIC insured investment and insurance products.

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

(b) Cash and Cash Equivalents- The Company considers all highly liquid assets such as cash on hand, noninterest-bearing and interest-bearing amounts due from banks and federal funds sold to be “cash equivalents.”

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

(d) Premises and Equipment- Premises and equipment are stated at cost less accumulated depreciation. Depreciation, computed by the straight-line method, is charged to operations over the estimated useful lives of the properties, which range from 2 to 40 years or, in the case of leasehold improvements, over the term of the lease, if shorter.  Maintenance and repairs are charged to operations in the year incurred.  Gains and losses on dispositions are included in current operations.

Index

(e) Loans – Loans are stated at the principal amount outstanding, less unearned income and deferred nonrefundable loan fees, net of certain origination costs.  Interest on loans is accrued on the unpaid principal balance outstanding.  Net deferred loan origination costs/fees are capitalized and recognized as a yield adjustment over the life of the related loan.  Unearned income for each of the reporting periods was immaterial.

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

Periodically, the Company originates commercial loans that are intended for resale.  The Company carries these loans at the lower of cost or fair value at each reporting date.  There were no such loans held for sale as of December 31, 2007 or 2006.

(g) Allowance for Loan Losses- The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged-off against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.  The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb losses inherent in the portfolio.  Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, historical loan loss experience and other risk factors.  While management uses the best information available to make evaluations, future adjustments may be necessary if economic and other conditions differ substantially from the assumptions used.

Index

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on the examiners’ judgment about information available to them at the time of their examinations.

(h) Other Real Estate- Other real estate owned consists primarily of real estate acquired by the Company through legal foreclosure or deed in lieu of foreclosure.  The property is initially carried at the lower of cost (generally the loan balance plus additional costs incurred for improvements to the property) or the estimated fair value of the property less estimated selling costs.  If there are subsequent declines in fair value, the property is written down to its fair value through a charge to expense.  Capital expenditures made to improve the property are capitalized.  Costs of holding real estate, such as property taxes, insurance and maintenance, less related revenues during the holding period, are charged to operations.

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

(j) Intangible Assets- Business combinations are accounted for using the purchase method of accounting.  Identifiable intangible assets are recognized separately and are amortized over their estimated useful lives, which for the Company has generally been seven to ten years and at an accelerated rate.  Goodwill is recognized in business combinations to the extent that the price paid exceeds the fair value of the net assets acquired, including any identifiable intangible assets.  Goodwill is not amortized, but as discussed in Note 1(o), is subject to fair value impairment tests on at least an annual basis.

(k)Other Investments– The Company accounts for investments in limited partnerships, limited liability companies (“LLCs”), and other privately held companies using either the cost or the equity method of accounting.  The accounting treatment depends upon the Company’s percentage ownership and degree of management influence.

     Under the cost method of accounting, the Company records an investment in stock at cost and generally recognizes cash dividends received as income.  If cash dividends received exceed the investee’s earnings since the investment date, these payments are considered a return of investment and reduce the cost of the investment.

     Under the equity method of accounting, the Company records its initial investment at cost.  Subsequently, the carrying amount of the investment is increased or decreased to reflect the Company’s share of income or loss of the investee.  The Company’s recognition of earnings or losses from an equity method investment is based on the Company’s ownership percentage in the limited partnerships or LLCs and the investee’s earnings on a quarterly basis.  The limited partnerships and LLCs generally provide their financial information during the quarter following the end of a given period. The Company’s policy is to record its share of earnings or losses on equity method investments in the quarter the financial information is received.

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

Index

     At December 31, 2007 and 2006, the Company’s investments in limited partnerships, LLCs and other privately held companies totaled $2.1 million and $2.2 million respectively, and were included in other assets.

(l) Stock Option Plan - At December 31, 2007, the Company had seven stock-based employee compensation plans, which are described more fully in Note 14.  The Company accounts for those plans under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 (revised 2004) (Statement 123(R)), “Share-Based Payment.”  Statement 123(R) replaces FASB Statement No. 123 (Statement 123), “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees.”  Prior to January 1, 2006, the Company accounted for the stock option plans under Opinion 25, and thus, no stock-based employee compensation expense was reflected in net income prior to January 1, 2006.  However, Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements, and thus stock-based compensation expense has been recognized in the financial statements during 2006 and 2007.

(m) Per Share Amounts- Basic Earnings Per Share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted Earnings Per Share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period.  Currently, the Company’s only potential dilutive common stock issuances relate to options that have been issued under the Company’s stock option plans.  In computing Diluted Earnings Per Share, it is assumed that all such dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period.  The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period.  The sum is used as the denominator to calculate Diluted Earnings Per Share for the Company.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Share:

	For the Years Ended December 31,
	2007			2006			2005
($ in thousands, except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS	$21,810	14,378,279	$1.52	$19,302	14,294,753	$1.35	$16,090	14,165,992	$1.14

Effect of dilutive securities	-	90,695		-	140,499		-	194,040

Diluted EPS	$21,810	14,468,974	$1.51	$19,302	14,435,252	$1.34	$16,090	14,360,032	$1.12

For both the years ended December 31, 2007 and 2006, there were 214,980 options that were anti-dilutive because the exercise price exceeded the average market price for the period.  For the year ended December 31, 2005, there were 34,000 options that were anti-dilutive because the exercise price exceeded the average market price for the year.

(n) Fair Value of Financial Instruments- Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments.  Fair value methods and assumptions are set forth below for the Company’s financial instruments.

Index

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

Commitments to Extend Credit and Standby Letters of Credit - At December 31, 2007 and 2006, the Company’s off-balance sheet financial instruments had no carrying value.  The large majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short terms to maturity.  Therefore, the fair value for these financial instruments is considered to be immaterial.

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

The Company reviews all other long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The Company’s policy is that an impairment loss is recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset.  Any long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

To date, the Company has not recorded any impairment write-downs of its long-lived assets or goodwill.

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

Index

	December 31, 2007	December 31, 2006	December 31, 2005
Unrealized gain (loss) on securities available for sale	$86	(860)	(1,049)
Deferred tax asset (liability)	(34)	336	410
Net unrealized gain (loss) on securities available for sale	52	(524)	(639)

Additional pension liability	(7,240)	(6,649)	(428)
Deferred tax asset	2,854	2,623	167
Net additional pension liability	(4,386)	(4,026)	(261)

Total accumulated other comprehensive income (loss)	$(4,334)	(4,550)	(900)

(q) Segment Reporting - Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires management to report selected financial and descriptive information about reportable operating segments.  It also establishes standards for related disclosures about products and services, geographic areas, and major customers.  Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation.  The Company’s operations are primarily within the banking segment, and the financial statements presented herein reflect the results of that segment.  Also, the Company has no foreign operations or customers.

(r) Reclassifications- Certain amounts for prior years have been reclassified to conform to the 2007 presentation.  The reclassifications had no effect on net income or shareholders’ equity as previously presented, nor did they materially impact trends in financial information.

(s) Recent Accounting Pronouncements- On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (Statement 123(R)), “Share-Based Payment,” which was issued in December 2004.  Statement 123(R) replaces FASB Statement No. 123 (Statement 123), “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees.”  Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  Statement 123(R) permitted public companies to adopt its requirements using one of two methods.  The “modified prospective” method recognizes compensation for all stock options granted after the date of adoption and for all previously granted stock options that become vested after the date of adoption.  The “modified retrospective” method includes the requirements of the “modified prospective” method described above, but also permits entities to restate prior period results based on the amounts previously presented under Statement 123 for purposes of pro-forma disclosures.  The Company elected to adopt Statement 123(R) under the “modified prospective” method and accordingly did not restate prior period results.  See Note 14 for a more detailed description of the Company’s adoption of Statement 123(R).

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

Index

The initial adoption of Statement 154 did not have a material impact on the Company's financial statements; however the adoption of this statement could result in a material change to the way the Company reflects future changes in accounting principles, depending on the nature of future changes in accounting principles and whether specific transition provisions are included.

In December 2005, the FASB issued Staff Position SOP 94-6-1, “Terms of Loan Products that May Give Rise to a Concentration of Credit Risk” (FSP SOP 94-6-1).  FSP SOP 94-6-1 addresses 1) the circumstances under which the terms of loan products give rise to a concentration of credit risk, and 2) the disclosures or other accounting considerations that apply for entities that originate, hold guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk.  The disclosures required by FSP SOP 94-6-1 are required for interim and annual periods ending after December 19, 2005.  See Note 12 for the Company’s disclosures required by FSP SOP 94-6-1.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  The cumulative effect of applying the provisions of this interpretation is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption.  The Company’s adoption of FIN 48 in the first quarter of 2007 did not impact the Company’s consolidated financial statements.  See additional disclosures related to FIN 48 in Note 7.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (Statement 157).  Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities.  The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years (the original effective date was modified by the release of FASB Staff Position FAS 157-2 in February 2008).  The Company does not expect the adoption of Statement 157 to materially impact the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (Statement 158).  Statement 158 requires an employer to:  (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions) and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  Those changes will be reported in comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, whereas the measurement date provisions are effective for fiscal years ending after December 15, 2008.  The Company currently measures its plan assets and obligations at the end of its fiscal year, and thus the measurement date requirements will not impact the Company.  The Company adopted the funded status and disclosure requirements of Statement 158 as of December 31, 2006.  The effect of the adoption was to recognize $3.8 million, after-tax, of net actuarial losses, prior service cost and transition obligation as a reduction to accumulated other comprehensive income.  See Note 11 for additional disclosures required by Statement 158.

Index

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (Statement 159).  This statement permits, but does not require, entities to measure many financial instruments at fair value.  The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.  This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments.  One exception is demand deposit liabilities, which are explicitly excluded as qualifying for fair value.  With respect to FASB Statement No. 115, available for sale and held to maturity securities at the effective date of Statement 159 are eligible for the fair value option at that date.  If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities.  Statement 159 is effective for the Company on January 1, 2008.  Earlier adoption was permitted in 2007 if the Company also elected to apply the provisions of Statement 157.  The Company did not elect early adoption of Statement 159 and believes that it is unlikely that it will expand its use of fair value accounting upon the January 1, 2008 effective date.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (Statement 141(R)) which replaces Statement 141, “Business Combinations.”  Statement 141(R) retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination.  Statement 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control.  Statement 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values.  This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense.  This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption on this statement will impact the accounting and reporting of acquisitions after January 1, 2009.

Index

Note 2.  Acquisitions – Completed and Pending

The Company did not complete any acquisitions during 2007 or 2005.  The Company completed two branch purchases during 2006.  The results of each acquired branch are included in the Company’s results beginning on their respective acquisition dates.

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

At December 31, 2007, the Company has one pending acquisition.  On July 12, 2007, the Company announced that it had reached an agreement to acquire Great Pee Dee Bancorp, Inc. (“Great Pee Dee”), the holding company for a community bank headquartered in Cheraw, South Carolina with three branches and total assets of $222 million.  Under the terms of the agreement and subject to possible adjustment, each share of Great Pee Dee common stock issued and outstanding on the merger date will be converted into and exchanged for the right to receive 1.15 shares of the Company’s common stock.  Additional information is available in the registration statement, which includes a proxy statement/prospectus, concerning the proposed merger that was filed with the SEC on February 5, 2008.  The Company anticipates the completion of this merger to occur in April 2008.

Index

Note 3.  Securities

The book values and approximate fair values of investment securities at December 31, 2007 and 2006 are summarized as follows:

	2007				2006
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
(In thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$69,463	69,893	443	(13)	63,004	62,456	16	(564)
Mortgage-backed securities	39,706	39,296	65	(475)	44,572	43,442	4	(1,134)
Corporate bonds	13,819	13,855	271	(235)	12,853	13,580	810	(83)
Equity securities	12,040	12,070	55	(26)	10,395	10,486	97	(6)
Total available for sale	$135,028	135,114	834	(749)	130,824	129,964	927	(1,787)

Securities held to maturity:
State and local governments	$16,611	16,620	102	(93)	13,089	13,135	98	(52)
Other	29	29	─	─	33	33	─	─
Total held to maturity	$16,640	16,649	102	(93)	13,122	13,168	98	(52)

Included in mortgage-backed securities at December 31, 2007 were collateralized mortgage obligations with an amortized cost of $9,551,000 and a fair value of $9,373,000.  Included in mortgage-backed securities at December 31, 2006 were collateralized mortgage obligations with an amortized cost of $11,898,000 and a fair value of $11,517,000.

The Company owned Federal Home Loan Bank stock with a cost and fair value of $11,766,000 at December 31, 2007 and $10,036,000 at December 31, 2006, which is included in equity securities above and serves as part of the collateral for the Company’s line of credit with the Federal Home Loan Bank (see Note 9 for additional discussion).  The investment in this stock is a requirement for membership in the Federal Home Loan Bank system.

The following table presents information regarding securities with unrealized losses at December 31, 2007:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$–	–	9,484	13	9,484	13
Mortgage-backed securities	–	–	28,509	475	28,509	475
Corporate bonds	3,935	57	2,922	178	6,857	235
Equity securities	63	9	32	17	95	26
State and local governments	3,269	46	3,944	47	7,213	93
Total temporarily impaired securities	$7,267	112	44,891	730	52,158	842

Index

The following table presents information regarding securities with unrealized losses at December 31, 2006:

(in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$7,985	15	39,465	549	47,450	564
Mortgage-backed securities	799	1	38,985	1,133	39,784	1,134
Corporate bonds	3,249	5	3,022	78	6,271	83
Equity securities	27	5	15	1	42	6
State and local governments	2,537	26	1,050	26	3,587	52
Total temporarily impaired securities	$14,597	52	82,537	1,787	97,134	1,839

In the above tables, all of the non-equity securities that were in an unrealized loss position at December 31, 2007 and 2006 are bonds that the Company has determined are in a loss position due to interest rate factors, and not because of credit quality concerns.  The Company has the ability and intent to hold these investments until maturity with no accounting loss.  The Company has concluded that each of the equity securities in an unrealized loss position at December 31, 2007 and 2006 was in such a position due to minor temporary fluctuations in the market prices of the securities.  The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The aggregate carrying amount of cost-method investments was $11,844,000 and $10,204,000 at December 31, 2007 and 2006, respectively, which included the Federal Home Loan Bank stock discussed above.  The Company determined that none of its cost-method investments were impaired at either year end.

The book values and approximate fair values of investment securities at December 31, 2007, by contractual maturity, are summarized in the table below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$17,707	17,697	$2,264	2,275
Due after one year but within five years	51,756	52,196	3,496	3,525
Due after five years but within ten years	6,092	5,885	4,608	4,649
Due after ten years	7,727	7,970	6,272	6,200
Mortgage-backed securities	39,706	39,296	─	─
Total debt securities	122,988	123,044	16,640	16,649

Equity securities	12,040	12,070	─	─
Total securities	$135,028	135,114	$16,640	16,649

At December 31, 2007 and 2006, investment securities with book values of $111,892,000 and $92,161,000, respectively, were pledged as collateral for public and private deposits and securities sold under agreements to repurchase.

Sales of securities available for sale with aggregate proceeds of $4,185,000 in 2007, $1,575,000 in 2006, and $17,000 in 2005 resulted in gross gains of $487,000 and no gross losses in 2007, resulted in gross gains of $205,000 and no gross losses in 2006, and resulted in gross gains of $5,000 and no gross losses in 2005.

Index

Note 4.  Loans and Allowance for Loan Losses

Loans at December 31, 2007 and 2006 are summarized as follows:

(In thousands)	2007	2006

Commercial, financial, and agricultural	$172,530	165,214
Real estate – construction, land development, and other land loans	383,973	271,710
Real estate – mortgage – residential (1-4 family) first mortgages	514,329	513,066
Real estate – mortgage – home equity loans/lines of credit	209,852	205,284
Real estate – mortgage – commercial and other	528,590	509,933
Installment loans to individuals	84,875	75,162
Subtotal	1,894,149	1,740,369
Unamortized net deferred loan costs	146	27
Loans, including net deferred loan costs	$1,894,295	1,740,396

Loans in the amounts of $1,241,958,000 and $1,262,729,000 as of December 31, 2007 and 2006, respectively, are pledged as collateral for certain borrowings (see Note 9).  The loans above also include loans to executive officers and directors serving the Company at December 31, 2007 and to their associates totaling approximately $6,636,000 and $8,135,000 at December 31, 2007 and 2006, respectively.  During 2007, additions to such loans were approximately $772,000 and repayments totaled approximately $2,271,000.  These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers.  Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features.

Nonperforming assets at December 31, 2007 and 2006 were as follows:

(In thousands)	2007	2006

Loans: Nonaccrual loans	$7,807	6,852
Restructured loans	6	10
Accruing loans greater than 90 days past due	–	–
Total nonperforming loans	7,813	6,862
Other real estate (included in other assets)	3,042	1,539
Total nonperforming assets	$10,855	8,401

If the nonaccrual loans and restructured loans as of December 31, 2007, 2006 and 2005 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $610,000, $510,000 and $123,000 for nonaccrual loans and $1,000, $1,000 and $2,000 for restructured loans would have been recorded for 2007, 2006, and 2005, respectively.  Interest income on such loans that was actually collected and included in net income in 2007, 2006 and 2005 amounted to approximately $252,000, $179,000 and $67,000 for nonaccrual loans (prior to their being placed on nonaccrual status) and $1,000, $1,000 and $2,000 for restructured loans, respectively.  At December 31, 2007 and 2006, the Company had no commitments to lend additional funds to debtors whose loans were nonperforming.

Index

Activity in the allowance for loan losses for the years ended December 31, 2007, 2006, and 2005 was as follows:

(In thousands)	2007	2006	2005

Balance, beginning of year	$18,947	15,716	14,717
Provision for loan losses	5,217	4,923	3,040
Recoveries of loans charged-off	337	273	322
Loans charged-off	(3,177)	(2,017)	(2,363)
Allowance recorded related to loans assumed in corporate acquisitions	─	52	─
Balance, end of year	$21,324	18,947	15,716

In accordance with the Company’s policy for reviewing nonaccrual loans for impairment, as described in note 1(e), at December 31, 2007 and 2006, the recorded investment in loans considered to be impaired was $3,883,000 and $2,864,000, respectively, of which all were on a nonaccrual basis at each year end.  The related allowance for loan losses for the impaired loans at December 31, 2007 and 2006 was $751,000 and $511,000, respectively.  At December 31, 2007, and 2006, there was $1,982,000 and $842,000, respectively, in impaired loans that did not have a related allowance.  The average recorded investments in impaired loans during the years ended December 31, 2007, 2006, and 2005 was approximately $3,161,000, $1,445,000, and $1,474,000, respectively.  For the years ended December 31, 2007, 2006, and 2005, the Company recognized no interest income on these loans during the period that they were considered to be impaired.

Note 5.  Premises and Equipment

Premises and equipment at December 31, 2007 and 2006 consisted of the following:

(In thousands)	2007	2006

Land	$13,277	12,547
Buildings	33,527	30,735
Furniture and equipment	23,881	21,674
Leasehold improvements	1,332	1,305
Total cost	72,017	66,261
Less accumulated depreciation and amortization	(25,967)	(22,721)
Net book value of premises and equipment	$46,050	43,540

Index

Note 6.  Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of December 31, 2007 and December 31, 2006 and the carrying amount of unamortized intangible assets as of December 31, 2007 and December 31, 2006.

	December 31, 2007		December 31, 2006
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	$394	179	394	148
Core deposit premiums	2,945	1,645	2,945	1,302
Total	$3,339	1,824	3,339	1,450

Unamortized intangible assets:
Goodwill	$49,505		49,505

The following table presents the estimated amortization expense for intangible assets for each of the five calendar years ending December 31, 2012 and the estimated amount amortizable thereafter.  These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

(In thousands)	Estimated Amortization Expense
2008	$316
2009	279
2010	262
2011	247
2012	235
Thereafter	176
Total	$1,515

Index

Note 7.  Income Taxes

Total income taxes for the years ended December 31, 2007, 2006 and 2005 were allocated as follows:

(In thousands)	2007	2006	2005

Allocated to net income	$13,150	11,423	16,829
Allocated to stockholders’ equity, for unrealized holding gain/loss on debt and equity securities for financial reporting purposes	369	74	(872)
Allocated to stockholders’ equity, for tax benefit of pension liabilities	(231)	(2,456)	(35)
Total income taxes	$13,288	9,041	15,922

The components of income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 are as follows:

(In thousands)	2007	2006	2005

Current - Federal	$11,625	10,809	8,285
- State	1,938	1,927	8,700
Deferred - Federal	(348)	(1,112)	(124)
- State	(65)	(201)	(32)
Total	$13,150	11,423	16,829

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2007 and 2006 are presented below:

(In thousands)	2007	2006

Deferred tax assets:
Allowance for loan losses	$8,364	7,436
Excess book over tax SERP retirement plan cost	1,257	989
Basis of investment in subsidiary	69	69
Reserve for employee medical expense for financial reporting purposes	20	20
Deferred compensation	177	183
State net operating loss carryforwards	226	230
Trust preferred security issuance costs	154	284
Accruals, book versus tax	252	171
Pension liability adjustments	2,854	2,623
Unrealized loss on securities available for sale	─	335
Net loan fees recognized for tax reporting purposes	24	─
All other	416	378
Gross deferred tax assets	13,813	12,718
Less: Valuation allowance	(224)	(239)
Net deferred tax assets	13,589	12,479
Deferred tax liabilities:
Loan fees	(1,272)	(1,227)
Excess tax over book pension cost	(547)	(545)
Depreciable basis of fixed assets	(1,525)	(1,610)
Amortizable basis of intangible assets	(4,836)	(3,991)
Net loan fees recognized for tax reporting purposes	─	(7)
Unrealized gain on securities available for sale	(33)	─
FHLB stock dividends	(436)	(436)
Book versus tax basis difference – securities	─	─
Gross deferred tax liabilities	(8,649)	(7,816)
Net deferred tax asset - included in other assets	$4,940	4,663

A portion of the annual change in the net deferred tax liability relates to unrealized gains and losses on securities available for sale.  The related 2007 and 2006 deferred tax expense (benefit) of approximately $369,000 and $74,000 respectively, has been recorded directly to shareholders’ equity.  Additionally, a portion of the annual change in the net deferred tax liability relates to pension adjustments.

Index

The related 2007 and 2006 deferred benefit of $231,000 and $2,456,000, respectively, has been recorded directly to shareholders’ equity.  The balance of the 2007 and 2006 increase in the net deferred tax asset of $413,000 and $1,313,000, respectively, is reflected as a deferred income tax benefit in the consolidated statement of income.

The valuation allowances for 2007 and 2006 relate primarily to state net operating loss carryforwards.  It is management’s belief that the realization of the remaining net deferred tax assets is more likely than not.

In 1999, in consultation with the Company’s tax advisors, the Company established an operating structure involving a real estate investment trust (REIT) that resulted in a reduction in the Company’s state tax liability to the state of North Carolina.  In late 2004, the North Carolina Department of Revenue indicated that it would challenge taxpayers engaged in activities deemed to be “income-shifting,” and they indicated that they believed certain REIT operating structures were a type of “income-shifting.”  During 2005, the North Carolina Department of Revenue began an audit of the Company’s tax returns for 2001-2004, which represented all years eligible for audit.  In the third quarter of 2005, based on consultations with the Company’s external auditor and legal counsel, the Company determined that it should record a $6.3 million loss accrual to reserve for this issue, which was comprised of $8.6 million in estimated liability related to taxes due, interest and penalty, less $2.3 million in related federal tax benefit.  In February 2006, the North Carolina Department of Revenue announced a “Settlement Initiative” that offered companies with certain transactions, including those with a REIT operating structure, the opportunity to resolve such matters with reduced penalties by agreeing to participate in the initiative by June 15, 2006.  Although the Company believed that its tax returns complied with the relevant statutes, the board of directors of the Company decided that it was in the best interest of the Company to settle this matter by participating in the initiative.  Based on the terms of the initiative, the Company estimated that its total liability to settle the matter would be approximately $6.4 million, or $4.3 million net of the federal tax benefit, which was $2.0 million less than the amount that was originally accrued.  Accordingly, in March 2006, the Company retroactively recorded an adjustment to its fourth quarter of 2005 earnings to reverse $2.0 million of tax expense.  The aspects of the REIT structure that gave rise to this issue were discontinued effective January 1, 2005.  In March 2007, the Company completed its participation in the North Carolina Department of Revenue’s Settlement Initiative by paying the state $6.9 million to settle the matter, which represented the $6.4 million accrued as of December 31, 2005 plus interest of $0.5 million that accrued from December 31, 2005 until the actual payment.

As discussed in Note 1(s), the Company adopted FIN 48 in 2007.  In connection with the adoption, the Company assessed whether it had any significant uncertain tax positions and determined that there were none.  Accordingly, no reserve for uncertain tax positions was recorded.  Additionally, the Company determined that it had no material unrecognized tax benefits that if recognized would affect the effective tax rate.  The Company’s general policy is to record tax penalties and interest as a component of “other operating expenses.”  As it relates to the state tax liability discussed above however, the Company classified the entire 2005 state tax accrual of $6.4 million as “income tax expense,” which included $5.6 million in state taxes, $0.6 in accrued interest through December 31, 2005, and $0.2 million in penalties.  Until the payment was made to settle this liability in early 2007, interest continued to accrue on the amount of state taxes due.  Accordingly, the Company recorded approximately $100,000 in interest per quarter for each of the four quarters in 2006 and the first quarter of 2007.  The Company recorded this additional expense within the line item “other operating expenses” on its income statement.

The Company’s tax returns are subject to income tax audit by federal or state agencies beginning with the year 2004.

Retained earnings at December 31, 2007 and 2006 includes approximately $6,869,000 representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse or may never reverse.  Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Bank’s stock.

Index

The following is a reconcilement of federal income tax expense at the statutory rate of 35% to the income tax provision reported in the financial statements.

(In thousands)	2007	2006	2005

Tax provision at statutory rate	$12,235	10,754	11,522
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(321)	(287)	(251)
Low income housing tax credits	(114)	(114)	(109)
Non-deductible interest expense	45	34	20
State income taxes, net of federal benefit	1,218	1,122	5,634
Change in valuation allowance	(15)	(36)	(92)
Non-deductible penalty	─	─	50
Other, net	102	(50)	55
Total	$13,150	11,423	16,829

Note 8.  Time Deposits, Securities Sold Under Agreements to Repurchase, and Related Party Deposits

At December 31, 2007, the scheduled maturities of time deposits were as follows:

(In thousands)
2008	$939,645
2009	48,748
2010	29,672
2011	14,432
2012	14,751
Thereafter	495
$1,047,743

Securities sold under agreement to repurchase represent short term borrowings by the Company with maturities less than one year and are collateralized by a portion of the Company’s securities portfolio, which have been delivered to a third party custodian for safekeeping.  At December 31, 2007, securities with an amortized cost of $51,233,000 and a market value of $50,903,000 were pledged to secure securities sold under agreements to repurchase.

Index

The following table presents certain information for securities sold under agreements to repurchase:

($ in thousands)	2007	2006
Balance at December 31	$39,695	43,276
Weighted average interest rate at December 31	3.40%	3.78%
Maximum amount outstanding at any month-end during the year	$50,610	43,276
Average daily balance outstanding during the year	$39,220	30,036
Average annual interest rate paid during the year	3.76%	3.72%

Deposits received from executive officers and directors and their associates totaled approximately $8,444,000 at December 31, 2007.  These deposit accounts have substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with other non-related depositors.

Note 9.  Borrowings and Borrowings Availability

The following table presents information regarding the Company’s outstanding borrowings at December 31, 2007 and 2006:

Description - 2007	Due date	Call Feature	2007 Amount	Interest Rate
FHLB Overnight Borrowings	January 1, 2008, renewable daily	None	$170,000,000	4.40% subject to change daily
FHLB Term Note	Due June 23, 2008	None	1,000,000	5.51% fixed
FHLB Term Note	Due on April 21, 2009	Expired (One time call option in 2004 not exercised by FHLB)	5,000,000	5.26% fixed
Line of Credit with Commercial Bank	Due October 30, 2009	None	20,000,000	6.38% at Dec. 31, 2007 adjustable rate 3 month LIBOR + 1.50%
Trust Preferred Securities	Due on January 23, 2034	By Company on a quarterly basis beginning on January 23, 2009	20,620,000	7.68% at Dec. 31, 2007 adjustable rate 3 month LIBOR + 2.70%
Trust Preferred Securities	Due on June 15, 2036	By Company on a quarterly basis beginning on June 15, 2011	25,774,000	6.38% at Dec. 31, 2007 adjustable rate 3 month LIBOR + 1.39%
Total borrowings/ weighted average rate			$242,394,000	5.08% (6.66% excluding overnight borrowings)

Index

Description - 2006	Due date	Call Feature	2006 Amount	Interest Rate
FHLB Overnight Borrowings	January 1, 2007, renewable daily	None	$135,000,000	5.50% subject to change daily
FHLB Term Note	Due March 13, 2007	None	2,000,000	2.91% fixed
FHLB Term Note	Due June 23, 2008	None	1,000,000	5.51% fixed
FHLB Term Note	Due on April 21, 2009	Expired (One time call option in 2004 not exercised by FHLB)	5,000,000	5.26% fixed
Trust Preferred Securities	Due on November 7, 2032	By Company on a quarterly basis beginning on November 7, 2007	20,619,000	8.81% at Dec. 31, 2006 adjustable rate 3 month LIBOR + 3.45%
Trust Preferred Securities	Due on January 23, 2034	By Company on a quarterly basis beginning on January 23, 2009	20,620,000	8.06% at Dec. 31, 2006 adjustable rate 3 month LIBOR + 2.70%
Trust Preferred Securities	Due on June 15, 2036	By Company on a quarterly basis beginning on June 15, 2011	25,774,000	6.75% at Dec. 31, 2006 adjustable rate 3 month LIBOR + 1.39%
Total borrowings/ weighted average rate			$210,013,000	6.20% (7.46% excluding overnight borrowings)

All outstanding FHLB borrowings may be accelerated immediately by the FHLB in certain circumstances including material adverse changes in the condition of the Company or if the Company’s qualifying collateral amounts to less than that required under the terms of the borrowing agreement.

In the above table, the $20.6 million in borrowings due on January 23, 2034 relate to borrowings structured as trust preferred capital securities that were issued by First Bancorp Capital Trusts II and III ($10.3 million by each trust), unconsolidated subsidiaries of the Company, on December 19, 2003 and qualify as capital for regulatory capital adequacy requirements.  These unsecured debt securities are callable by the Company at par on any quarterly interest payment date beginning on January 23, 2009.  The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 2.70%.  The Company incurred approximately $580,000 of debt issuance costs related to the issuance that were recorded as prepaid expenses and are included in the “Other Assets” line item of the consolidated balance sheet.  These debt issuance costs are being amortized as interest expense until the earliest possible call date of January 23, 2009.

In the above table, the $25.8 million in borrowings due on June 15, 2036 relate to borrowings structured as trust preferred capital securities that were issued by First Bancorp Capital Trust IV, an unconsolidated subsidiary of the Company, on April 13, 2006 and qualify as capital for regulatory capital adequacy requirements.  These unsecured debt securities are callable by the Company at par on any quarterly interest payment date beginning on June 15, 2011.  The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 1.39%.  The Company incurred no debt issuance costs related to the issuance.

In the 2006 table above, the $20.6 million in borrowings due on November 7, 2032 related to borrowings structured as trust preferred capital securities that were issued by First Bancorp Capital Trust I, an unconsolidated subsidiary of the Company, on October 29, 2002.

Index

These unsecured debt securities were called by the Company at par on November 7, 2007 and fully redeemed.  The funding of the repayment was provided by a $20 million line of credit that the Company obtained from a third-party commercial bank.  This line of credit has a maturity date of October 30, 2009 and carries an interest rate of either i) prime minus 1.00% or ii)  LIBOR plus 1.50%, at the discretion of the Company.

At December 31, 2007, the Company had three sources of readily available borrowing capacity – 1) an approximately $321 million line of credit with the FHLB, of which $176 million was outstanding at December 31, 2007 and $143 million was outstanding at December 31, 2006, 2) a $70 million overnight federal funds line of credit with a correspondent bank, none of which was outstanding at December 31, 2007 or 2006, and 3) an approximately $81 million line of credit through the Federal Reserve Bank of Richmond’s (FRB) discount window, none of which was outstanding at December 31, 2007 or 2006.

The Company’s line of credit with the FHLB totaling approximately $321 million can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need and is secured by the Company’s FHLB stock and a blanket lien on most of its real estate loan portfolio.  In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of the line of credit, the borrowing capacity was further reduced by $40 million at December 31, 2007 and 2006 as a result of the Company pledging letters of credit for public deposits at each of those dates.  Accordingly, the Company’s unused FHLB line of credit was $105 million at December 31, 2007.

The Company’s correspondent bank relationship allows the Company to purchase up to $70 million in federal funds on an overnight, unsecured basis (federal funds purchased).  The Company had no borrowings outstanding under this line at December 31, 2007 or 2006.   This line of credit was not drawn upon during any of the past three years.

The Company also has a line of credit with the FRB discount window.  This line is secured by a blanket lien on a portion of the Company’s commercial and consumer loan portfolio (excluding real estate).  Based on the collateral owned by the Company as of December 31, 2007, the available line of credit is approximately $81 million.  This line of credit was established primarily in connection with the Company’s Y2K liquidity contingency plan and has not been drawn on since inception.  The FRB has indicated that it would not expect lines of credit that have been granted to financial institutions to be a primary borrowing source.  The Company plans to maintain this line of credit, although it is not expected that it will be drawn upon except in unusual circumstances.

Note 10.  Leases

Certain bank premises are leased under operating lease agreements.  Generally, operating leases contain renewal options on substantially the same basis as current rental terms.  Rent expense charged to operations under all operating lease agreements was $541,000 in 2007, $560,000 in 2006, and $510,000 in 2005.

Future obligations for minimum rentals under noncancelable operating leases at December 31, 2007 are as follows:

(In thousands)
Year ending December 31:
2008	$485
2009	393
2010	315
2011	271
2012	203
Later years	817
Total	$2,484

Index

Note 11.  Employee Benefit Plans

401(k) Plan.  The Company sponsors a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code.  Employees who have completed one year of service are eligible to participate in the plan.  New employees hired after January 1, 2008, and who have met the service requirement, will be automatically enrolled in the plan at a 2% deferral rate, which can be modified by the employee at any time.  An eligible employee may contribute up to 15% of annual salary to the plan.  The Company contributes an amount equal to 75% of the first 6% of the employee’s salary contributed.  Participants vest in Company contributions at the rate of 20% after one year of service, and 20% for each additional year of service, with 100% vesting after five years of service.  The Company’s matching contribution expense was $777,000, $710,000, and $700,000, for the years ended December 31, 2007, 2006, and 2005, respectively.  Additionally, the Company made additional discretionary matching contributions to the plan of $231,000 in 2007, $122,500 in 2006, and $225,000 in 2005.  The Company’s matching and discretionary contributions are made in the form of Company stock, which can be transferred by the employee into other investment options offered by the plan at any time.  Employees are not permitted to invest their own contributions in Company stock.

Pension Plan.  The Company sponsors a noncontributory defined benefit retirement plan (the “Pension Plan”), which is intended to qualify under Section 401(a) of the Internal Revenue Code.  Employees who have attained age 21 and completed one year of service are eligible to participate in the Pension Plan.  The Pension Plan provides for a monthly payment, at normal retirement age of 65, equal to one-twelfth of the sum of (i) 0.75% of Final Average Annual Compensation (5 highest consecutive calendar years’ earnings out of the last 10 years of employment) multiplied by the employee’s years of service not in excess of 40 years, and (ii) 0.65% of Final Average Annual Compensation in excess of “covered compensation” multiplied by years of service not in excess of 35 years.  “Covered compensation” means the average of the social security taxable wage base during the 35 year period ending with the year the employee attains social security retirement age.  Early retirement, with reduced monthly benefits, is available at age 55 after 15 years of service.  The Pension Plan provides for 100% vesting after 5 years of service, and provides for a death benefit to a vested participant’s surviving spouse.  The costs of benefits under the Pension Plan, which are borne by the Company, are computed actuarially and defrayed by earnings from the Pension Plan’s investments.  The compensation covered by the Pension Plan includes total earnings before reduction for contributions to a cash or deferred profit-sharing plan (such as the 401(k) plan described above) and amounts used to pay group health insurance premiums and includes bonuses (such as amounts paid under the incentive compensation plan).  Compensation for the purposes of the Pension Plan may not exceed statutory limits; such limits were $225,000 in 2007, $220,000 in 2006 and $210,000 in 2005.

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes.  The contributions are invested to provide for benefits under the Pension Plan.  The Company expects that it will not make a contribution to the Pension Plan in 2008.

Funds in the Pension Plan are invested in a mix of investment types in accordance with the Pension Plan’s investment policy, which is intended to provide a reasonable return while maintaining proper diversification.  Except for Company stock, all of the Pension Plan’s assets are invested in an unaffiliated bank money market account or mutual funds.  The investment policy of the Pension Plan does not permit the use of derivatives, except to the extent that derivatives are used by any of the mutual funds invested in by the Pension Plan.  The following table presents information regarding the mix of investments of the Pension Plan’s assets at December 31, 2007 and its targeted mix, as set out by the Plan’s investment policy:

Index

Investment type	Balance at December 31, 2007	% of Total Assets at December 31, 2007	Targeted % of Total Assets
	(Dollars in thousands)
Fixed income investments
Cash/money market account	$385	2%	1%-5%
US government bond fund	1,725	10%	10%-20%
US corporate bond fund	1,727	10%	5%-15%
US corporate high yield bond fund	845	5%	0%-10%
Equity investments
Large cap value fund	3,280	20%	20%-30%
Large cap growth fund	3,358	21%	20%-30%
Mid-small cap growth fund	3,001	18%	15%-25%
Foreign equity fund	1,683	10%	5%-15%
Company stock	693	4%	0%-10%
Total	$16,697	100%

For the years ended December 31, 2007, 2006, and 2005, the Company used an expected long-term rate-of-return-on-assets assumption of 8.75%, 8.75%, and 9.00%, respectively.  The Company arrived at this rate based primarily on a third-party investment consulting firm’s historical analysis of investment returns, which indicated that the mix of the Pension Plan’s assets (generally 75% equities and 25% fixed income) can be expected to return approximately 8.75% on a long term basis.

The following table reconciles the beginning and ending balances of the Pension Plan’s benefit obligation, as computed by the Company’s independent actuarial consultants, and its plan assets, with the difference between the two amounts representing the funded status of the Pension Plan as of the end of the respective year.

(In thousands)	2007	2006	2005
Change in benefit obligation
Projected benefit obligation at beginning of year	$17,774	16,093	12,445
Service cost	1,490	1,387	1,137
Interest cost	1,117	902	766
Actuarial (gain) loss	855	(418)	1,829
Benefits paid	(283)	(190)	(84)
Projected benefit obligation at end of year	20,953	17,774	16,093
Change in plan assets
Plan assets at beginning of year	14,209	11,603	9,907
Actual return on plan assets	1,070	1,296	361
Employer contributions	1,700	1,500	1,419
Benefits paid	(283)	(190)	(84)
Other	1	–	–
Plan assets at end of year	16,697	14,209	11,603

Funded status at end of year	$(4,256)	(3,565)	(4,490)

The accumulated benefit obligation related to the Pension Plan was $14,220,000, $11,698,000, and $10,284,000 at December 31, 2007, 2006, and 2005, respectively.

The following table presents information regarding the amounts recognized in the consolidated balance sheets as it relates to the Pension Plan, excluding the related deferred tax assets.

Index

(In thousands)	2007	2006

Other assets – prepaid pension asset	$1,502	1,497
Other liabilities	(5,758)	(5,062)
	$(4,256)	(3,565)
The following table presents information regarding the amounts recognized in accumulated other comprehensive income (AOCI) at December 31, 2007 and 2006, as it relates to the Pension Plan.

(In thousands)	2007	2006

Net (gain)/loss	$5,622	4,910
Net transition obligation	40	43
Prior service cost	96	109
Amount recognized in AOCI before tax effect	5,758	5,062
Tax benefit	(2,269)	(1,997)
Net amount recognized as reduction to AOCI	$3,489	3,065

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the Pension Plan:

(In thousands)	2007	2006

Prepaid pension cost as of beginning of fiscal year	$1,497	1,642
Net periodic pension cost for fiscal year	(1,695)	(1,645)
Actual employer contributions	1,700	1,500
Prepaid pension asset as of end of fiscal year	$1,502	1,497

Net pension cost for the Pension Plan included the following components for the years ended December 31, 2007, 2006, and 2005:

(In thousands)	2007	2006	2005

Service cost – benefits earned during the period	$1,490	1,387	1,137
Interest cost on projected benefit obligation	1,117	902	766
Expected return on plan assets	(1,304)	(1,037)	(947)
Net amortization and deferral	392	393	344
Net periodic pension cost	$1,695	1,645	1,300

The estimated net loss, transition obligation, and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $304,000, $2,000, and $13,000, respectively.

Index

The following table is an estimate of the benefits that will be paid in accordance with the Pension Plan during the indicated time periods:

(In thousands)	Estimated benefit payments
Year ending December 31, 2008	$330
Year ending December 31, 2009	345
Year ending December 31, 2010	381
Year ending December 31, 2011	454
Year ending December 31, 2012	561
Years ending December 31, 2013-2017	5,033

Supplemental Executive Retirement Plan.  The Company sponsors a Supplemental Executive Retirement Plan (the “SERP”) for the benefit of certain senior management executives of the Company.  The purpose of the SERP is to provide additional monthly pension benefits to ensure that each such senior management executive would receive lifetime monthly pension benefits equal to 3% of his or her final average compensation multiplied by his or her years of service (maximum of 20 years) to the Company or its subsidiaries, subject to a maximum of 60% of his or her final average compensation.  The amount of a participant’s monthly SERP benefit is reduced by (i) the amount payable under the Company’s qualified Pension Plan (described above), and (ii) fifty percent (50%) of the participant’s primary social security benefit.  Final average compensation means the average of the 5 highest consecutive calendar years of earnings during the last 10 years of service prior to termination of employment.  The SERP is an unfunded plan.  Payments are made from the general assets of the Company.

The following table reconciles the beginning and ending balances of the SERP’s benefit obligation, as computed by the Company’s independent actuarial consultants:

(In thousands)	2007	2006	2005
Change in benefit obligation
Projected benefit obligation at beginning of year	$4,133	3,223	2,553
Service cost	431	330	247
Interest cost	242	202	154
Actuarial loss	10	403	269
Benefits paid	(105)	(25)	─
Projected benefit obligation at end of year	4,711	4,133	3,223
Plan assets	─	─	─
Funded status at end of year	$(4,711)	(4,133)	(3,223)

The accumulated benefit obligation related to the SERP was $3,482,000, $3,279,000, and $2,556,000 at December 31, 2007, 2006, and 2005, respectively.

The following table presents information regarding the amounts recognized in the consolidated balance sheets at December 31, 2007 and 2006 as it relates to the SERP, excluding the related deferred tax assets.

(In thousands)	2007	2006

Other assets – prepaid pension asset (liability)	$(3,229)	(2,546)
Other liabilities	(1,482)	(1,587)
	$(4,711)	(4,133)

Index

The following table presents information regarding the amounts recognized in accumulated other comprehensive income (AOCI) at December 31, 2007 and 2006.

(In thousands)	2007	2006

Net (gain)/loss	$1,305	1,386
Prior service cost	177	201
Amount recognized in AOCI before tax effect	1,482	1,587
Tax benefit	(585)	(626)
Net amount recognized as reduction to AOCI	$897	961

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the SERP:

(In thousands)	2007	2006

Prepaid pension cost as of beginning of fiscal year	$(2,546)	(1,907)
Net periodic pension cost for fiscal year	(788)	(664)
Benefits paid	105	25
Prepaid pension cost as of end of fiscal year	$(3,229)	(2,546)

Net pension cost for the SERP included the following components for the years ended December 31, 2007, 2006, and 2005:

(In thousands)	2007	2006	2005

Service cost – benefits earned during the period	$431	329	247
Interest cost on projected benefit obligation	242	202	154
Net amortization and deferral	115	133	88
Net periodic pension cost	$788	664	489

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $69,000 and $19,000, respectively.

The following table is an estimate of the benefits that will be paid in accordance with the SERP during the indicated time periods:

(In thousands)	Estimated benefit payments
Year ending December 31, 2008	$104
Year ending December 31, 2009	104
Year ending December 31, 2010	124
Year ending December 31, 2011	163
Year ending December 31, 2012	189
Years ending December 31, 2013-2017	1,349

Index

The following assumptions were used in determining the actuarial information for the Pension Plan and the SERP for the years ended December 31, 2007, 2006, and 2005:

	2007		2006		2005
	Pension Plan	SERP	Pension Plan	SERP	Pension Plan	SERP
Discount rate used to determine net periodic pension cost	5.75%	5.75%	5.50%	5.50%	6.00%	6.00%
Discount rate used to calculate end of year liability disclosures	6.00%	6.00%	5.75%	5.75%	5.50%	5.50%
Expected long-term rate of return on assets	8.75%	n/a	8.75%	n/a	9.00%	n/a
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

In 2005, the Company adopted a policy that the year end discount rate would be a rate no greater than the Moody’s Aa corporate bond rate as of December 31 of each year, rounded up to the nearest quarter point.  The Company believes that this policy is appropriate given the Company’s desire that the discount rate be based on the rate of return of a high-quality fixed-income security and the expected cash flows of its retirement obligation.

Note 12.  Commitments, Contingencies, and Concentrations of Credit Risk

See Note 7 for discussion regarding a state issue that resulted in the Company recognizing a significant contingent tax liability in 2005 that was paid in 2007.

See Note 10 with respect to future obligations under noncancelable operating leases.

In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements.  As of December 31, 2007, the Company had outstanding loan commitments of $340,160,000, of which $281,999,000 were at variable rates and $58,161,000 were at fixed rates.  Included in outstanding loan commitments were unfunded commitments of $197,777,000 on revolving credit plans, of which $171,871,000 were at variable rates and $25,906,000 were at fixed rates.

At December 31, 2007 and 2006, the Company had $6,176,000 and $4,459,000, respectively in standby letters of credit outstanding.  The Company has no carrying amount for these standby letters of credit at either of those dates.  The nature of the standby letters of credit is a guarantee made on behalf of the Company’s customers to suppliers of the customers to guarantee payments owed to the supplier by the customer.  The standby letters of credit are generally for terms for one year, at which time they may be renewed for another year if both parties agree.  The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier.  The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above.  In the event that the Company is required to honor a standby letter of credit, a note, already executed with the customer, is triggered which provides repayment terms and any collateral.  Over the past ten years, the Company has had to honor one standby letter of credit, which was repaid by the borrower without any loss to the Company.  Management expects any draws under existing commitments to be funded through normal operations.

The Company has historically had a portfolio of commercial merchant clients for which it processed credit card transactions.  As these clients presented credit card transactions authorized by their customers to the Company, the Company deposited funds in their checking accounts and collected the corresponding amounts due from the credit card issuer.  In the event that the customer disputed the charge, the Company was contractually liable for any amounts legally due to the customer in the event the Company’s merchant clients did not make payment.  This represented a contingent liability that led to a loss in 2006, as discussed in the following paragraph.

Index

During 2006, the Company discovered that it had liability associated with a commercial merchant client that sold furniture over the internet.  The furniture store did not deliver furniture that its customers had ordered and paid for, and was unable to immediately refund their credit card purchases.  As the furniture store’s credit card processor, the Company became contractually liable for the amounts that were required to be refunded.  During the second quarter of 2006, the furniture store changed management, stated its intention to repay the Company for all funds advanced, and began making repayments to the Company.  At June 30, 2006, the Company recorded a $230,000 loss to reserve for this situation.  During the third quarter of 2006, the furniture store’s financial condition deteriorated significantly.  Accordingly, the Company determined that it should fully reserve for the entire $1.9 million in estimated exposure associated with this situation, which resulted in recording an additional loss of $1,670,000.  During the third quarter of 2006, the Company completed a review of all merchant credit card customers and concluded that this situation appeared to be an isolated event that was not likely to recur. During 2007, the Company determined that its ultimate exposure to this loss was approximately $190,000 less than the original estimated total loss of $1.9 million that had been reserved for in 2006.  Accordingly, the Company reversed $190,000 of this loss during 2007 by recording “other gains” to reduce this liability.

Partially as a result of the aforementioned loss, the Company terminated its contract with its previous credit card processor in 2007 and entered into a new contract with a different processor.  The new contract shifts the risk of losses similar to the one described above from the Company to the third-party processor.  The previous processor agreed to continue processing payments for the Company’s merchant credit card clients until each of them can be systematically converted to the new processor.  At December 31, 2007, approximately 30% of the Company’s merchant credit card clients had been converted from the old processor to the new processor.  The remaining clients are expected to be converted in the first quarter of 2008.  Although the Company retains the risk of loss related to each merchant until they are converted, the Company does not expect any losses to occur prior to the rest of the conversions taking place.

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

Index

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

Note 13.  Fair Value of Financial Instruments

Fair value estimates as of December 31, 2007 and 2006 and limitations thereon are set forth below for the Company’s financial instruments.  Please see Note 1(n) for a discussion of fair value methods and assumptions, as well as fair value information for off-balance sheet financial instruments.

	December 31, 2007		December 31, 2006
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	$31,455	31,455	43,248	43,248
Due from banks, interest-bearing	111,591	111,591	83,877	83,877
Federal funds sold	23,554	23,554	19,543	19,543
Securities available for sale	135,114	135,114	129,964	129,964
Securities held to maturity	16,640	16,649	13,122	13,168
Presold mortgages in process of settlement	1,668	1,668	4,766	4,766
Loans, net of allowance	1,872,971	1,868,099	1,721,449	1,706,818
Accrued interest receivable	12,961	12,961	12,158	12,158

Deposits	1,838,277	1,839,560	1,695,679	1,695,370
Securities sold under agreements to repurchase	39,695	39,695	43,276	43,276
Borrowings	242,394	241,144	210,013	210,426
Accrued interest payable	6,010	6,010	5,649	5,649

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

Note 14.  Equity-Based Compensation Plans

At December 31, 2007, the Company had the following equity-based compensation plans, all of which are stock option plans:  the First Bancorp 2007 Equity Plan (“2007 Equity Plan”), the First Bancorp 2004 Stock Option Plan, the First Bancorp 1994 Stock Option Plan, and four plans that were assumed from acquired entities, which are all described below.  The Company’s shareholders approved all equity-based compensation plans, except for those assumed from acquired companies.  As of December 31, 2007, the 2007 Equity Plan was the only plan that had shares available for future grants.

Index

The 2007 Equity Plan and its predecessor plans, the First Bancorp 2004 Stock Option Plan and the First Bancorp 1994 Stock Option Plan (“Predecessor Plans”), are intended to serve as a means of attracting, retaining and motivating key employees and directors and to associate the interests of the plans’ participants with those of the Company and its shareholders.  The Predecessor Plans only provided for the ability to grant stock options, whereas the 2007 Equity Plan, in addition to providing for grants of stock options, also allows for grants of other types of equity-based compensation including stock appreciation rights, restricted stock, restricted performance stock, unrestricted stock, and performance units.  Since it became effective on May 2, 2007, the only grant of stock-based compensation under the 2007 Equity Plan has been the grant of 2,250 stock options to each of the Company’s non-employee directors on June 1, 2007.  However, in 2008 the Company expects to grant a combination of performance units and stock options to approximately twenty employees.  It is expected that these grants will have both performance (earnings per share targets) and service conditions in order to vest.

The Company’s practice has been that stock option grants to non-employee directors have had no vesting requirements, whereas, except as discussed below, historically stock option grants to employees have generally had five-year vesting schedules (20% vesting each year).  In April 2004, the Company’s Compensation Committee granted 128,000 options to employees with no vesting requirements.  These options were granted without any vesting requirements for two reasons - 1) the options were granted primarily as a reward for past performance and therefore had already been “earned” in the view of the Committee, and 2) to potentially minimize the impact that any change in accounting standards for stock options could have on future years’ reported net income.  Employee stock option grants since the April 2004 grant have reverted to having five year vesting periods.  The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).  Under the terms of the Predecessor Plans and the 2007 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years.  In the past, stock option grants to employees have been irregular, generally falling into three categories - 1) to attract and retain new employees, 2) to recognize changes in responsibilities of existing employees, and 3) to periodically reward exemplary performance.  As noted above, the Company expects in 2008 to grant stock options and performance units with specific incentive-based features to certain employees.  As it relates to directors, the Company has historically granted 2,250 stock options to each of the Company’s non-employee directors in June of each year, and expects to continue doing so for the foreseeable future.

At December 31, 2007, there were 576,061 options outstanding related to the Predecessor Plans and the 2007 Equity Plan, with exercise prices ranging from $9.75 to $22.12.  At December 31, 2007, there were 1,155,500 shares remaining available for grant under the 2007 Equity Plan.

The Company also has four stock option plans as a result of assuming plans of acquired companies.  At December 31, 2007, there were 31,921 stock options outstanding in connection with these plans, with option prices ranging from $10.22 to $11.49.

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

Index

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

The per share weighted-average fair value of options granted during 2007, 2006, and 2005 was $5.80, $6.79, and $6.68, respectively, on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2007	2006	2005
Expected dividend yield	3.88%	3.30%	3.08%
Risk-free interest rate	4.92%	5.05%	3.88%
Expected life	7 years	7 years	7 years
Expected volatility	32.91%	32.56%	32.97%

As noted above, prior to the adoption of Statement 123(R), the Company applied Opinion 25 to account for its stock options.  The following table illustrates the effect on net income and earnings per share had the Company accounted for share-based compensation in accordance with Statement 123(R) for the periods indicated:

		Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
(In thousands except per share data)		2007	2006	2005

Net income, as reported		$21,810	19,302	16,090
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects		134	246	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(134)	(246)	(335)
Pro forma net income		$21,810	19,302	15,755

Earnings per share:	Basic - As reported	$1.52	1.35	1.14
	Basic - Pro forma	1.52	1.35	1.11

	Diluted - As reported	1.51	1.34	1.12
	Diluted - Pro forma	1.51	1.34	1.10

For the years ended December 31, 2007 and 2006, the Company recorded stock-based compensation expense of $190,000 and $325,000, respectively, which was classified as “salaries expense” on the Consolidated Statements of Income.  The Company recognized $56,000 and $79,000 of income tax benefits in the income statement during 2007 and 2006, respectively.  The 2006 and 2007 stock-based compensation expense related to the vesting of several stock option grants made prior to January 1, 2006, as well as grants of 2,250 options to each non-employee director of the Company on June 1, 2006 and June 1, 2007 with no vesting requirements.  This compensation expense was reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows.  At December 31, 2007, the Company had $9,800 of unrecognized compensation costs related to unvested stock options.  The cost is expected to be amortized over a

Index

weighted-average life of 3 years, with approximately $3,300 being expensed in 2008, 2009, and 2010, equally distributed among each of the four quarters of each year.  In addition, as discussed above, the Company granted 2,250 options, without vesting requirements, to each of its non-employee directors on June 1, 2007 and expects to continue this grant on June 1 of each year.  Also as discussed above, in 2008, the Company expects to grant stock options and performance units to certain employees that will have service and performance conditions.  The Company currently expects that the incremental pre-tax expense associated with these grants will be in a range of zero to $250,000 for each of the next three years.

As noted above, certain of the Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period.  As provided for under Statement 123(R), the Company has elected to recognize compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award.  Statement 123(R) requires companies to recognize compensation expense based on the estimated number of stock options and awards that will ultimately vest.  Over the past five years, there have only been ten forfeitures or expirations, totaling 22,500 options, and therefore the Company assumes that all options granted will become vested.

The following table presents information regarding the activity since December 31, 2004 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at December 31, 2004	778,726	$15.01

Granted	34,000	22.11
Exercised	(65,844)	11.41		$804,000
Forfeited	(600)	15.33
Expired	(3,000)	21.70

Balance at December 31, 2005	743,282	15.73

Granted	29,250	21.83
Exercised	(108,628)	10.27		$1,205,000
Forfeited	(300)	15.33
Expired	(7,500)	12.61

Balance at December 31, 2006	656,104	16.94

Granted	24,750	19.61
Exercised	(62,372)	12.95		$535,000
Forfeited	(10,500)	21.70
Expired	–	–

Outstanding at December 31, 2007	607,982	$17.38	4.9	$998,000

Exercisable at December 31, 2007	597,482	$17.39	4.8	$973,000

The Company received $568,000, $1,027,000, and $785,000 as a result of stock option exercises during the years ended December 31, 2007, 2006, and 2005 respectively.  The Company recorded $41,000, $117,000, and $118,000 in associated tax benefits from the exercise of nonqualified stock options during the years ended December 31, 2007, 2006, and 2005, respectively.  In accordance with Statement 123(R), this benefit is included as a financing activity in the accompanying Statements of Cash Flows for periods subsequent to the adoption of Statement 123(R), but continues to be reported as an operating activity in periods prior to its adoption.

Index

The following table summarizes information about the stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/07	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/07	Weighted- Average Exercise Price

$8.85 to $11.06	42,761	2.0	$10.51	42,761	$10.51
$11.06 to $13.27	50,744	1.3	11.43	50,744	11.43
$13.27 to $15.48	161,947	3.4	15.28	161,947	15.28
$15.48 to $17.70	91,800	4.6	16.35	82,800	16.42
$17.70 to $19.91	56,250	7.7	19.65	56,250	19.65
$19.91 to $22.12	204,480	6.8	21.79	202,980	21.79
	607,982	4.9	$17.38	597,482	$17.39

Note 15.  Regulatory Restrictions

The Company is regulated by the Board of Governors of the Federal Reserve System (“FED”) and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission.  The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Office of the Commissioner of Banks.

The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiary, the Bank.  The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87.  As of December 31, 2007, the Bank had undivided profits of approximately $140,962,000 which were available for the payment of dividends (subject to remaining in compliance with regulatory capital requirements).  As of December 31, 2007, approximately $99,737,000 of the Company’s investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.

The average reserve balance maintained by the Bank under the requirements of the Federal Reserve was approximately $274,700 for the year ended December 31, 2007.

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

Index

In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines applicable to banks for classification as “well capitalized,” which are presented with the minimum ratios, the Company’s ratios and the Bank’s ratios as of December 31, 2007 and 2006 in the following table.  Based on the most recent notification from its regulators, the Bank is well capitalized under the framework.  There are no conditions or events since that notification that management believes have changed the Company’s classification.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
			(must equal or exceed)		(must equal or exceed)
As of December 31, 2007
Total Capital Ratio
Company	$193,708	10.30%	$150,438	8.00%	$	N/A	N/A
Bank	211,002	11.23%	150,269	8.00%		187,836	10.00%
Tier I Capital Ratio
Company	172,384	9.17%	75,219	4.00%		N/A	N/A
Bank	189,678	10.10%	75,134	4.00%		112,701	6.00%
Leverage Ratio
Company	172,384	8.00%	86,176	4.00%		N/A	N/A
Bank	189,678	8.82%	86,048	4.00%		107,560	5.00%

As of December 31, 2006
Total Capital Ratio
Company	$199,808	11.81%	$135,333	8.00%	$	N/A	N/A
Bank	199,767	11.83%	135,081	8.00%		168,852	10.00%
Tier I Capital Ratio
Company	170,096	10.05%	67,667	4.00%		N/A	N/A
Bank	180,820	10.71%	67,541	4.00%		101,311	6.00%
Leverage Ratio
Company	170,096	8.59%	79,173	4.00%		N/A	N/A
Bank	180,820	9.15%	79,014	4.00%		98,768	5.00%

Note 16.  Supplementary Income Statement Information

Components of other noninterest income/expense exceeding 1% of total income for any of the years ended December 31, 2007, 2006, and 2005 are as follows:

(In thousands)	2007	2006	2005

Other service charges, commissions, and fees – electronic payment processing revenue	$3,514	2,970	2,225
Other gains (losses) – merchant credit card (loss) recovery – see Note 12	190	(1,900)	—

Other operating expenses - electronic payment processing expense	1,963	1,683	1,455
Other operating expenses - stationery and supplies	1,593	1,675	1,590
Other operating expenses - telephone	1,246	1,273	1,260
Other operating expenses - professional fees	839	756	1,090

Index

Note 17.  Condensed Parent Company Information

Condensed financial data for First Bancorp (parent company only) follows:

CONDENSED BALANCE SHEETS	As of December 31,
(In thousands)	2007	2006
Assets
Cash on deposit with bank subsidiary	$5,211	1,878
Investment in wholly-owned subsidiaries, at equity	236,729	228,845
Premises and Equipment	205	7
Other assets	1,878	2,598
Total assets	$244,023	233,328

Liabilities and shareholders’ equity
Borrowings	$66,394	67,013
Other liabilities	3,559	3,610
Total liabilities	69,953	70,623

Shareholders’ equity	174,070	162,705

Total liabilities and shareholders’ equity	$244,023	233,328

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
(In thousands)	2007	2006	2005

Dividends from wholly-owned subsidiaries	$18,200	9,500	6,050
Undistributed earnings of wholly-owned subsidiaries	7,959	13,882	13,155
Interest expense	(5,293)	(4,767)	(2,846)
All other income and expenses, net	944	687	(269)
Net income	$21,810	19,302	16,090

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
(In thousands)	2007	2006	2005

Operating Activities:
Net income	$21,810	19,302	16,090
Equity in undistributed earnings of subsidiaries	(7,959)	(13,882)	(13,155)
Decrease (increase) in other assets	953	(605)	177
Increase (decrease) in other liabilities	(76)	240	325
Total - operating activities	14,728	5,055	3,437
Investing Activities:
Downstream cash investment in subsidiary	–	(22,000)	─
Cash proceeds from dissolution of subsidiary	111	─	─
Total – investing activities	111	(22,000)	─
Financing Activities:
Proceeds from (repayments of) borrowings, net	(619)	25,774	─
Payment of cash dividends	(10,923)	(10,423)	(9,761)
Proceeds from issuance of common stock	568	2,584	2,389
Purchases and retirement of common stock	(532)	(1,112)	─
Total - financing activities	(11,506)	16,823	(7,372)
Net decrease in cash and cash equivalents	3,333	(122)	(3,935)
Cash and cash equivalents, beginning of year	1,878	2,000	5,935
Cash and cash equivalents, end of year	$5,211	1,878	2,000

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First Bancorp
Troy, North Carolina

We have audited the accompanying consolidated balance sheets of First Bancorp and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2008 expressed an unqualified opinion thereon.

Greenville, South Carolina
March 5, 2008

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First Bancorp
Troy, North Carolina

We have audited the internal control over financial reporting of First Bancorp and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007 and our report dated March 5, 2008 expressed an unqualified opinion thereon.

Greenville, South Carolina
March 5, 2008

Index

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2007.

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

Index

Elliott Davis, PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2007, and audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2007, as stated in their report, which is included in Item 8 hereof.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during, or subsequent to, the fourth quarter of 2007 that were reasonably likely to materially affect our internal control over financial reporting.

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

Index

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

10.d	First Bancorp Senior Management Supplemental Executive Retirement Plan was filed as Exhibit 10.1 to the Company's Form 8-K filed on December 22, 2006, and is incorporated herein by reference. (*)

10.e	First Bancorp 1994 Stock Option Plan was filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference. (*)

10.f	First Bancorp 2004 Stock Option Plan was filed as Exhibit B to the Registrant's Form Def 14A filed on March 30, 2004 and is incorporated herein by reference. (*)

10.g	First Bancorp 2007 Equity Plan was filed as Appendix B to the Registrant's Form Def 14A filed on March 27, 2007 and is incorporated herein by reference. (*)

10.h
Employment Agreement between the Company and Anna G. Hollers dated August 17, 1998 was filed as Exhibit 10(m) to the Company'sQuarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference (Commission File Number 000-15572). (*)

10.i
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

Index

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

10.t	Description of Director Compensation pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

21	List of Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm, Elliott Davis, PLLC

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Exhibits - see (a)(3) above

(c)	No financial statement schedules are filed herewith.

Copies of exhibits are available upon written request to:  First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC  27371

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Troy, and State of North Carolina, on the 14th day of March 2008.

First Bancorp

By:  /s/  Jerry L. Ocheltree
            Jerry L. Ocheltree
President, Chief Executive Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Company by the following persons and in the capacities and on the dates indicated.

Executive Officers

/s/  Jerry L. Ocheltree
      Jerry L. Ocheltree
President, Chief Executive Officer and Treasurer

/s/ Anna G. Hollers Anna G. Hollers Executive Vice President Chief Operating Officer / Secretary March 14, 2008	/s/ Eric P. Credle Eric P. Credle Executive Vice President Chief Financial Officer (Principal Accounting Officer) March 14, 2008

Board of Directors

/s/ David L. Burns David L. Burns Chairman of the Board Director March 14, 2008	/s/ Thomas F. Phillips Thomas F. Phillips Director March 14, 2008

/s/ Jack D. Briggs Jack D. Briggs Director March 14, 2008	/s/ Frederick L. Taylor II Frederick L. Taylor II Director March 14, 2008

/s/ R. Walton Brown R. Walton Brown Director March 14, 2008	/s/ Virginia C. Thomasson Virginia C. Thomasson Director March 14, 2008

/s/ John F. Burns John F. Burns Director March 14, 2008	Goldie H. Wallace Director March 14, 2008

/s/ Mary Clara Capel Mary Clara Capel Director March 14, 2008	/s/ A. Jordan Washburn A. Jordan Washburn Director March 14, 2008

Index

/s/ James G. Hudson, Jr. James G. Hudson, Jr. Director March 14, 2008	/s/ Dennis A. Wicker Dennis A. Wicker Director March 14, 2008

/s/ Jerry L. Ocheltree Jerry L. Ocheltree Director March 14, 2008	/s/ John C. Willis John C. Willis Director March 14, 2008

/s/ George R. Perkins, Jr. George R. Perkins, Jr. Director March 14, 2008