Form 10-Q
period 2008-03-31
FIRST BANCORP /NC/
filed 2008-05-12
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares of the registrant's Common Stock outstanding on April 30, 2008 was 16,466,839.

INDEX
FIRST BANCORP AND SUBSIDIARIES

Index

Part I.  Financial Information
Item 1 - Financial Statements

First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands-unaudited)	March 31, 2008	December 31, 2007 (audited)	March 31, 2007

ASSETS
Cash and due from banks, noninterest-bearing	$48,629	31,455	20,355
Due from banks, interest-bearing	131,283	111,591	99,067
Federal funds sold	8,371	23,554	35,061
Total cash and cash equivalents	188,283	166,600	154,483

Securities available for sale (costs of $134,864, $135,028, and $127,229)	136,480	135,114	126,634

Securities held to maturity (fair values of $16,630, $16,649, and $13,651)	16,538	16,640	13,607

Presold mortgages in process of settlement	4,233	1,668	4,089

Loans	1,933,855	1,894,295	1,776,130
Less: Allowance for loan losses	(21,992)	(21,324)	(19,478)
Net loans	1,911,863	1,872,971	1,756,652

Premises and equipment	45,610	46,050	44,627
Accrued interest receivable	11,654	12,961	11,341
Goodwill	49,505	49,505	49,505
Other intangible assets	1,436	1,515	1,795
Other	14,532	14,225	14,549
Total assets	$2,380,134	2,317,249	2,177,282

LIABILITIES
Deposits: Demand - noninterest-bearing	$241,013	232,141	225,644
NOW accounts	194,166	192,785	192,130
Money market accounts	286,283	264,653	224,892
Savings accounts	128,854	100,955	107,359
Time deposits of $100,000 or more	503,851	479,176	434,336
Other time deposits	567,276	568,567	561,232
Total deposits	1,921,443	1,838,277	1,745,593
Securities sold under agreements to repurchase	45,268	39,695	49,440
Borrowings	212,394	242,394	198,013
Accrued interest payable	5,593	6,010	5,806
Other liabilities	17,455	16,803	13,271
Total liabilities	2,202,153	2,143,179	2,012,123

Commitments and contingencies	-	-	-

SHAREHOLDERS’ EQUITY
Common stock, no par value per share
Issued and outstanding: 14,387,599, 14,377,981, and 14,367,868 shares	56,423	56,302	56,115
Retained earnings	124,897	122,102	113,376
Accumulated other comprehensive income (loss)	(3,339)	(4,334)	(4,332)
Total shareholders’ equity	177,981	174,070	165,159
Total liabilities and shareholders’ equity	$2,380,134	2,317,249	2,177,282

See notes to consolidated financial statements

Index

First Bancorp and Subsidiaries
Consolidated Statements of Income

	Three Months Ended March 31,
($ in thousands, except share data-unaudited)	2008	2007

INTEREST INCOME
Interest and fees on loans	$33,939	33,211
Interest on investment securities:
Taxable interest income	1,757	1,539
Tax-exempt interest income	168	133
Other, principally overnight investments	443	653
Total interest income	36,307	35,536

INTEREST EXPENSE
Savings, NOW and money market	2,326	2,257
Time deposits of $100,000 or more	5,775	5,336
Other time deposits	6,299	6,386
Securities sold under agreements to repurchase	287	412
Other, primarily borrowings	1,856	2,279
Total interest expense	16,543	16,670

Net interest income	19,764	18,866
Provision for loan losses	1,533	1,121
Net interest income after provision
for loan losses	18,231	17,745

NONINTEREST INCOME
Service charges on deposit accounts	3,076	2,177
Other service charges, commissions and fees	1,367	1,259
Fees from presold mortgages	198	327
Commissions from sales of insurance and financial products	399	459
Data processing fees	50	47
Securities gains	-	-
Other gains (losses)	285	(33)
Total noninterest income	5,375	4,236

NONINTEREST EXPENSES
Salaries	6,719	6,343
Employee benefits	1,835	1,778
Total personnel expense	8,554	8,121
Net occupancy expense	968	938
Equipment related expenses	1,019	938
Intangibles amortization	79	94
Other operating expenses	4,151	4,039
Total noninterest expenses	14,771	14,130

Income before income taxes	8,835	7,851
Income taxes	3,306	2,965

NET INCOME	$5,529	4,886

Earnings per share:
Basic	$0.38	0.34
Diluted	0.38	0.34

Dividends declared per share	$0.19	0.19

Weighted average common shares outstanding:
Basic	14,380,599	14,360,111
Diluted	14,446,357	14,492,159

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
($ in thousands-unaudited)	2008	2007

Net income	$5,529	4,886
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains arising during the period, pretax	1,530	265
Tax expense	(597)	(104)
Postretirement Plans:
Amortization of unrecognized net actuarial loss	93	80
Tax expense	(36)	(31)
Amortization of prior service cost and transition obligation	9	13
Tax expense	(4)	(5)
Other comprehensive income (loss)	995	218
Comprehensive income	$6,524	5,104

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock		Retained	Accumulated Other Comprehensive	Share- holders’
(In thousands, except per share - unaudited)	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2007	14,353	$56,035	111,220	(4,550)	162,705

Net income			4,886		4,886
Cash dividends declared ($0.19 per share)			(2,730)		(2,730)
Common stock issued under stock option plan	15	76			76
Purchases and retirement of common stock	-	(8)			(8)
Stock-based compensation	-	12			12
Other comprehensive income				218	218

Balances, March 31, 2007	14,368	$56,115	113,376	(4,332)	165,159

Balances, January 1, 2008	14,378	$56,302	122,102	(4,334)	174,070

Net income			5,529		5,529
Cash dividends declared ($0.19 per share)			(2,734)		(2,734)
Common stock issued under stock option plan	10	118			118
Stock-based compensation	-	3			3
Other comprehensive income				995	995

Balances, March 31, 2008	14,388	$56,423	124,897	(3,339)	177,981

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
($ in thousands-unaudited)	2008	2007
Cash Flows From Operating Activities
Net income	$5,529	4,886
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	1,533	1,121
Net security premium amortization (discount accretion)	(79)	6
Other (gains) losses	(285)	33
Loan fees and costs deferred, net of amortization	(77)	18
Depreciation of premises and equipment	845	802
Stock-based compensation expense	3	12
Amortization of intangible assets	79	94
Deferred income tax benefit	(335)	(280)
Origination of presold mortgages in process of settlement	(17,151)	(18,614)
Proceeds from sales of presold mortgages in process of settlement	14,586	19,291
Decrease in accrued interest receivable	1,307	817
Increase in other assets	(100)	(7)
Increase (decrease) in accrued interest payable	(417)	157
Increase (decrease) in other liabilities	752	(5,941)
Net cash provided by operating activities	6,190	2,395

Cash Flows From Investing Activities
Purchases of securities available for sale	(42,502)	(13,233)
Purchases of securities held to maturity	(305)	(910)
Proceeds from maturities/issuer calls of securities available for sale	42,753	16,741
Proceeds from maturities/issuer calls of securities held to maturity	400	421
Net increase in loans	(41,096)	(37,139)
Proceeds from sales of foreclosed real estate	523	–
Purchases of premises and equipment	(405)	(1,879)
Net cash used by investing activities	(40,632)	(35,999)

Cash Flows From Financing Activities
Net increase in deposits and repurchase agreements	88,739	56,078
Repayments of borrowings, net	(30,000)	(12,000)
Cash dividends paid	(2,732)	(2,727)
Proceeds from issuance of common stock	118	76
Purchases and retirement of common stock	–	(8)
Net cash provided by financing activities	56,125	41,419

Increase in cash and cash equivalents	21,683	7,815
Cash and cash equivalents, beginning of period	166,600	146,668

Cash and cash equivalents, end of period	$188,283	154,483

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$16,960	16,513
Income taxes	715	7,097
Non-cash transactions:
Unrealized gain on securities available for sale, net of taxes	933	161
Foreclosed loans transferred to other real estate	748	802

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended March 31, 2008 and 2007

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2008 and 2007 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 2008 and 2007.  All such adjustments were of a normal, recurring nature.  Reference is made to the 2007 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

Note 2 – Accounting Policies

Note 1 to the 2007 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements.  The following paragraphs update that information as necessary.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (Statement 157).  Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities.  The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  As it relates to financial assets and liabilities, Statement 157 became effective for the Company as of January 1, 2008.  For nonfinancial assets and liabilities, Statement 157 will become effective for the Company on January 1, 2009.  The Company’s January 1, 2008 adoption of Statement 157 as it relates to financial assets and liabilities had no impact on the Company’s financial statements.  See Note 12 for the disclosures required by Statement 157.  The Company does not expect the adoption of the remainder of Statement 157 to impact the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (Statement 159).  This statement permits, but does not require, entities to measure many financial instruments at fair value.  The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.  This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments.  One exception is demand deposit liabilities, which are explicitly excluded as qualifying for fair value.  With respect to FASB Statement No. 115, available for sale and held to maturity securities at the effective date of Statement 159 are eligible for the fair value option at that date.  If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities.  Statement 159 became effective for the Company on January 1, 2008.  Upon adoption, the Company elected not to expand its use of fair value accounting.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (Statement 141(R)) which replaces Statement 141, “Business Combinations.”  Statement 141(R) retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for

Index

all business combinations and that an acquirer be identified for each business combination.  Statement 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control.  Statement 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values.  This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense.  This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this statement will impact the Company’s accounting and reporting of acquisitions after January 1, 2009.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited.  Accordingly, FSP 142-3 is effective for the Company on January 1, 2009.  The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

Note 3 – Reclassifications

     Certain amounts reported in the period ended March 31, 2007 have been reclassified to conform to the presentation for March 31, 2008.  These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 – Equity-Based Compensation Plans

     At March 31, 2008, the Company had the following equity-based compensation plans:  the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, the First Bancorp 1994 Stock Option Plan, and two plans that were assumed from acquired entities, which are all described below.  The Company’s shareholders approved all equity-based compensation plans, except for those assumed from acquired companies.  The First Bancorp 2007 Equity Plan became effective upon the approval of shareholders on May 2, 2007.  As of March 31, 2008, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

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

Index

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

At March 31, 2008, there were 570,411 options outstanding related to the Predecessor Plans and the 2007 Equity Plan, with exercise prices ranging from $9.75 to $22.12.  At March 31, 2008, there were 1,155,500 shares remaining available for grant under the 2007 Equity Plan.

The Company also has two stock option plans as a result of assuming plans of acquired companies.  At March 31, 2008, there were 27,477 stock options outstanding in connection with these plans, with option prices ranging from $10.69 to $11.49.

The Company issues new shares when options are exercised.

Prior to January 1, 2006, the Company accounted for all of these plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (Opinion 25), and related interpretations.  Because all of the Company’s stock options had an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation cost had ever been recognized.  On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (Statement 123(R)).  Statement 123(R) supersedes Opinion 25 (and related interpretations) and requires that the compensation cost relating to share-based payment transactions be recognized as expense in the financial statements.

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

For the three month periods ended March 31, 2008 and 2007, the adoption of Statement 123(R) resulted in stock-based compensation expense of $3,000 and $12,000, respectively, which was classified as “salaries expense” on the Consolidated Statements of Income.  The Company recognized no income tax benefits in the income statement related to stock-based compensation for the three month periods ended March 31, 2008 and 2007.  The compensation expense recorded related to the vesting of several stock option grants made prior to January 1, 2006. This compensation expense was reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows.  At March 31, 2008, the Company had $6,000 of unrecognized

Index

compensation costs related to unvested stock options.  The cost is expected to be amortized over a weighted-average life of 2 years, with approximately $3,000 being expensed in both 2009 and 2010.

As noted above, certain of the Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period.  As provided for under Statement 123(R), the Company has elected to recognize compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award.  Statement 123(R) requires companies to recognize compensation expense based on the estimated number of stock options and awards that will ultimately vest.  Over the past five years, there have only been 10 forfeitures or expirations, totaling 22,500 options, and therefore the Company assumes that all options granted will become vested.

 There were no option grants during the first quarters of 2007 or 2008.

The following table presents information regarding the activity during the first three months of 2008 related to all of the Company’s stock options outstanding:

	All Options Outstanding
Three months ended March 31, 2008	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at the beginning of the period	607,982	$17.38
Granted during the period	-	-
Exercised during the period	(10,094)	12.59
Forfeited or expired during the period	-	-
Outstanding at end of period	597,888	$17.46	4.7	$1,615
Exercisable at March 31, 2008	596,388	$17.45	4.7	$1,618

The Company received $118,000 and $76,000 as a result of stock option exercises during the three months ended March 31, 2008 and 2007, respectively.  The intrinsic value of the stock options exercised during the three months ended March 31, 2008 and 2007 was $61,000 and $290,000, respectively.  No nonqualified stock options were exercised during the first quarters of 2008 or 2007, and thus the Company did not record any associated tax benefits.

Index

Note 5 – Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding.  Diluted earnings per share includes the potentially dilutive effects of the Company’s stock option plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2008			2007
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income	$5,529	14,380,599	$0.38	$4,886	14,360,111	$0.34

Effect of Dilutive Securities	-	65,758		-	132,048

Diluted EPS	$5,529	14,446,357	$0.38	$4,886	14,492,159	$0.34

For the three months ended March 31, 2008, there were 260,730 options that were antidilutive because the exercise price exceeded the average market price for the period, and these options were omitted from the calculation of diluted earnings per share for the period.  For the three months ended March 31, 2007, there were no antidilutive options.

Note 6 – Asset Quality Information

Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate.  Nonperforming assets are summarized as follows:

($ in thousands)	March 31, 2008	December 31, 2007	March 31, 2007

Nonperforming loans:
Nonaccrual loans	$8,799	7,807	5,871
Restructured loans	5	6	8
Accruing loans > 90 days past due	–	–	–
Total nonperforming loans	8,804	7,813	5,879
Other real estate	3,289	3,042	2,351
Total nonperforming assets	$12,093	10,855	8,230

Nonperforming loans to total loans	0.46%	0.41%	0.33%
Nonperforming assets as a percentage of loans and other real estate	0.62%	0.57%	0.46%
Nonperforming assets to total assets	0.51%	0.47%	0.38%
Allowance for loan losses to total loans	1.14%	1.13%	1.10%

Note 7 – Deferred Loan Fees

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan costs of approximately $222,000, $146,000, and $9,000 at March 31, 2008, December 31, 2007, and March 31, 2007, respectively.

Index

Note 8 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of March 31, 2008, December 31, 2007, and March 31, 2007 and the carrying amount of unamortized intangible assets as of those same dates.

	March 31, 2008		December 31, 2007		March 31, 2007
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$394	187	394	179	394	156
Core deposit premiums	2,945	1,716	2,945	1,645	2,945	1,388
Total	$3,339	1,903	3,339	1,824	3,339	1,544

Unamortizable intangible assets:
Goodwill	$49,505		49,505		49,505

Amortization expense totaled $79,000 and $94,000 for the three months ended March 31, 2008 and 2007, respectively.

The following table presents the estimated amortization expense for each of the five calendar years ending December 31, 2012 and the estimated amount amortizable thereafter.  These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

(Dollars in thousands)	Estimated Amortization Expense
2008	$316
2009	279
2010	262
2011	247
2012	235
Thereafter	176
Total	$1,515

Note 9 – Pension Plans

The Company sponsors two defined benefit pension plans – a qualified retirement plan (the “Pension Plan”), which is generally available to all employees, and a Supplemental Executive Retirement Plan (the “SERP”), which is for the benefit of certain senior management executives of the Company.

Index

The Company recorded pension expense totaling $606,000 and $516,000 for the three months ended March 31, 2008 and 2007, respectively, related to the Pension Plan and the SERP.  The following table contains the components of the pension expense.

	For the Three Months Ended March 31,
	2008	2007	2008	2007	2008 Total	2007 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$375	347	109	83	484	430
Interest cost	312	254	70	58	382	312
Expected return on plan assets	(362)	(319)	─	─	(362)	(319)
Amortization of transition obligation	1	─	─	─	1	─
Amortization of net (gain)/loss	76	62	17	19	93	81
Amortization of prior service cost	3	3	5	9	8	12
Net periodic pension cost	$405	347	201	169	606	516

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

The Company’s funding policy with respect to the SERP is to fund the related benefits from the operating cash flow of the Company.  The Company expects to make SERP benefit payments of $104,000 during 2008.

Note 10 – Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income.  Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards.  The components of accumulated other comprehensive income for the Company are as follows:

	March 31, 2008	December 31, 2007	March 31, 2007
Unrealized gain (loss) on securities available for sale	$1,616	86	(595)
Deferred tax asset (liability)	(631)	(34)	232
Net unrealized gain (loss) on securities available for sale	985	52	(363)

Additional pension liability	(7,138)	(7,240)	(6,556)
Deferred tax asset	2,814	2,854	2,587
Net additional pension liability	(4,324)	(4,386)	(3,969)

Total accumulated other comprehensive income (loss)	$(3,339)	(4,334)	(4,332)

Note 11 – Subsequent Event – Completion of Acquisition

On April 1, 2008, the Company completed its merger acquisition of Great Pee Dee Bancorp, Inc. (“Great Pee Dee”).  Great Pee Dee was the holding company for Sentry Bank & Trust, a community bank headquartered in Cheraw, South Carolina with three branches and total assets of $222 million.  In accordance with the terms of the agreement, each share of Great Pee Dee common stock issued and outstanding on the merger date was converted into and exchanged for the right to receive 1.15 shares of the Company’s common stock, which resulted in the Company issuing a total of 2,059,091 shares of common stock.  Additional information about this merger is

Index

available in the registration statement that was filed with the SEC (www.sec.gov) on February 5, 2008.  The Company plans to merge Sentry Bank & Trust into First Bank, its bank subsidiary, on May 16, 2008.

Note 12 – Fair Value

As discussed in Note 2, on January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (Statement 157), as it applies to financial assets and liabilities.  Statement 157 provides enhanced guidance for measuring assets and liabilities using fair value and applies to situations where other standards require or permit assets or liabilities to be measured at fair value.  Statement 157 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1:  Quoted prices (unadjusted) of identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:  Quoted prices for similar instrument in active or non-active markets and model-derived valuations in which all significant inputs are observable in active markets.

Level 3:  Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

     The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at March 31, 2008.

($ in thousands)
Description of Financial Instruments	Fair Value at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$136,480	$600	$135,880	$—
Impaired loans	4,387	—	4,387	—

     The following is a description of the valuation methodologies used for instruments measured at fair value.

-
Securities — When quoted market prices are available in an active market, the securities are classified as Level 1 in the valuation hierarchy.  Level 1 securities for the Company include certain equity securities.  If quoted market prices are not available, but fair values can be estimated by observing quoted prices of securities with similar characteristics, the securities are classified as Level 2 on the valuation hierarchy.  For the Company, Level 2 securities include mortgage backed securities, collateralized mortgage obligations, government sponsored entity securities, and corporate bonds.   In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

-
Impaired loans — Statement 157 applies to loans that are measured for impairment using the practical expedients permitted by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”  Fair values for impaired loans in the above table are collateral dependent and are estimated

Index

based on underlying collateral values, which are then adjusted for the cost related to liquidation of the collateral.

     For the three months ended March 31, 2008, the increase in the fair value of securities available for sale was $1,530,000, which is included in other comprehensive income (net of taxes of $597,000).  Fair value measurement methods at March 31, 2008 are consistent with those used in prior reporting periods.

Index

Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition

CRITICAL ACCOUNTING POLICIES

We follow and apply accounting principles that conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry.  Certain of these principles involve a significant amount of judgment and/or use of estimates based on our best assumptions at the time of the estimation.  We have identified two policies as being more sensitive in terms of judgments and estimates, taking into account their overall potential impact to our consolidated financial statements – 1) the allowance for loan losses and 2) intangible assets.

Allowance for Loan Losses

Due to the estimation process and the potential materiality of the amounts involved, we have identified the accounting for the allowance for loan losses and the related provision for loan losses as an accounting policy critical to our consolidated financial statements.  The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb losses inherent in the portfolio.

Our determination of the adequacy of the allowance is based primarily on a mathematical model that estimates the appropriate allowance for loan losses.  This model has two components.  The first component involves the estimation of losses on loans defined as “impaired loans.”  A loan is considered to be impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The estimated valuation allowance is the difference, if any, between the loan balance outstanding and the value of the impaired loan as determined by either 1) an estimate of the cash flows that we expect to receive from the borrower discounted at the loan’s effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral.

The second component of the allowance model is an estimate of losses for all loans not considered to be impaired loans.  First, loans that we have risk graded as having more than “standard” risk but are not considered to be impaired are assigned estimated loss percentages generally accepted in the banking industry.  Loans that we have classified as having normal credit risk are segregated by loan type, and estimated loss percentages are assigned to each loan type, based on the historical losses, current economic conditions, and operational conditions specific to each loan type.

The reserve estimated for impaired loans is then added to the reserve estimated for all other loans.  This becomes our “allocated allowance.”  In addition to the allocated allowance derived from the model, we also evaluate other data such as the ratio of the allowance for loan losses to total loans, net loan growth information, nonperforming asset levels and trends in such data.  Based on this additional analysis, we may determine that an additional amount of allowance for loan losses is necessary to reserve for probable losses.  This additional amount, if any, is our “unallocated allowance.”  The sum of the allocated allowance and the unallocated allowance is compared to the actual allowance for loan losses recorded on our books and any adjustment necessary for the recorded allowance to equal the computed allowance is recorded as a provision for loan losses.  The provision for loan losses is a direct charge to earnings in the period recorded.

Although we use the best information available to make evaluations, future material adjustments may be necessary if economic, operational, or other conditions change.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize additions to the allowance based on the examiners’ judgment about information available to them at the time of their examinations.

For further discussion, see “Nonperforming Assets” and “Summary of Loan Loss Experience” below.

Index

Intangible Assets

Due to the estimation process and the potential materiality of the amounts involved, we have also identified the accounting for intangible assets as an accounting policy critical to our consolidated financial statements.

When we complete an acquisition transaction, the excess of the purchase price over the amount by which the fair market value of assets acquired exceeds the fair market value of liabilities assumed represents an intangible asset.  We must then determine the identifiable portions of the intangible asset, with any remaining amount classified as goodwill.  Identifiable intangible assets associated with these acquisitions are generally amortized over the estimated life of the related asset, whereas goodwill is tested annually for impairment, but not systematically amortized.  Assuming no goodwill impairment, it is beneficial to our future earnings to have a lower amount assigned to identifiable intangible assets and higher amount of goodwill as opposed to having a higher amount considered to be identifiable intangible assets and a lower amount classified as goodwill.

The primary identifiable intangible asset we typically record in connection with a whole bank or bank branch acquisition is the value of the core deposit intangible, whereas when we acquire an insurance agency, the primary identifiable intangible asset is the value of the acquired customer list.  Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions:  customer attrition/runoff, alternative funding costs, deposit servicing costs, and discount rates.  We typically engage a third party consultant to assist in each analysis.  For the whole bank and bank branch transactions recorded to date, the core deposit intangibles have generally been estimated to have a life ranging from seven to ten years, with an accelerated rate of amortization.  For insurance agency acquisitions, the identifiable intangible assets related to the customer lists were determined to have a life of ten to fifteen years, with amortization occurring on a straight-line basis.

Subsequent to the initial recording of the identifiable intangible assets and goodwill, we amortize the identifiable intangible assets over their estimated average lives, as discussed above.  In addition, on at least an annual basis, goodwill is evaluated for impairment by comparing the fair value of our reporting units to their related carrying value, including goodwill (our community banking operation is our only material reporting unit).  At our last evaluation, the fair value of our community banking operation exceeded its carrying value, including goodwill.  If the carrying value of a reporting unit were ever to exceed its fair value, we would determine whether the implied fair value of the goodwill, using a discounted cash flow analysis, exceeded the carrying value of the goodwill.  If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess.  Performing such a discounted cash flow analysis would involve the significant use of estimates and assumptions.

We review identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Our policy is that an impairment loss is recognized, equal to the difference between the asset’s carrying amount and its fair value, if the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Estimating future cash flows involves the use of multiple estimates and assumptions, such as those listed above.

Current Accounting Matters

See Note 2 to the Consolidated Financial Statements above for information about accounting standards that we have recently adopted.

Index

RESULTS OF OPERATIONS

Overview

Net income for the three months ended March 31, 2008 was $5,529,000, or $0.38 per diluted share, which represents a 13.2% increase in net income and an 11.8% increase in diluted earnings per share from the net income of $4,886,000, or $0.34 per diluted share, reported for the first quarter of 2007.

During the first quarter of 2008, we experienced substantial growth in loans and deposits.  Loans outstanding grew by $40 million, or 8.4% on an annualized basis, while deposits grew by $83 million, or 18.2% on an annualized basis. Approximately $27 million of the deposit growth was attributable to a single customer and we expect this to remain with us only temporarily. Excluding that account, our deposit growth would have been $56 million, or 12.2% on an annualized basis.

Total assets at March 31, 2008 amounted to $2.4 billion, 9.3% higher than a year earlier. Total loans at March 31, 2008 amounted to $1.93 billion, an 8.9% increase from a year earlier, and total deposits amounted to $1.92 billion at March 31, 2008, a 10.1% increase from a year earlier.

The growth in loans and deposits was the primary reason for an increase in our net interest income when comparing the first quarter of 2008 to the first quarter of 2007.  Net interest income for the first quarter of 2008 amounted to $19.8 million, a 4.8% increase over the $18.9 million recorded in the first quarter of 2007.

The impact of the growth in loans and deposits on our net interest income was partially offset by a decline in our net interest margin (tax-equivalent net interest income divided by average earning assets).  Our net interest margin in the first quarter of 2008 was 3.79%, an 18 basis point decline from the 3.97% margin realized in the first quarter of 2007 and a 19 basis point decline from the 3.98% margin realized in the fourth quarter of 2007.  Our net interest margin has been negatively impacted by the Federal Reserve lowering interest rates by a total of 300 basis points since September 2007.  When interest rates are lowered, our net interest margin declines, at least temporarily, as most of our adjustable rate loans reprice downward immediately, while rates on our customers’ time deposits are fixed, and thus do not adjust downward until they mature.

Our provision for loan losses amounted to $1,533,000 in the first quarter of 2008 compared to $1,121,000 in the first quarter of 2007. The primary reason for the higher provision is a negative trend in asset quality.  Although we have no subprime exposure, consistent with current economic conditions, we have experienced modest increases in delinquencies and classified assets.  The ratio of annualized net charge-offs to average loans was 0.18% in the first quarter of 2008 compared to 0.14% in the first quarter of 2007.  Our ratio of nonperforming assets to total assets was 0.51% at March 31, 2008 compared to 0.38% at March 31, 2007.

Noninterest income amounted to $5.4 million for the first quarter of 2008, a 26.9% increase from the first quarter of 2007.  The primary reason for the increase was a 41% increase in service charges on deposit accounts.  These higher service charges were primarily associated with our customer overdraft protection program – we expanded the program in the fourth quarter of 2007 to include debit card purchases and ATM withdrawals. Previously the overdraft protection program, in which we charge a fee for honoring payments on overdrawn accounts, only applied to written checks. Additionally, the line item “Other gains (losses)” was positively impacted when we recorded a gain of $306,000 related to the VISA initial public offering that occurred in March 2008.  We were a member/owner of VISA and received a portion of VISA’s offering proceeds.

Noninterest expenses amounted to $14.8 million in the first quarter of 2008, a 4.5% increase over 2007.  This increase is primarily attributable to our growth.  Additionally, we recorded FDIC insurance expense of $245,000 in the first quarter of 2008 compared to none in the first quarter of 2007 as a result of the FDIC recently beginning to charge for FDIC insurance again in order to replenish its reserves.

Index

Our effective tax rate was 37%-38% for each of the three month periods ended March 31, 2008 and 2007.

Our annualized return on average assets for the first quarter of 2008 was 0.99% compared to 0.95% for the first quarter of 2007.  Our annualized return on average equity for the first quarter of 2008 was 12.45% compared to 11.89% for the first quarter of 2007.

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets.  Net interest income for the three month period ended March 31, 2008 amounted to $19,764,000, an increase of $898,000, or 4.8% from the $18,866,000 recorded in the first quarter of 2007.  Net interest income on a taxable equivalent basis for the three month period ended March 31, 2008 amounted to $19,928,000, an increase of $938,000, or 4.9% from the $18,990,000 recorded in the first quarter of 2007.  We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended March 31,
($ in thousands)	2008	2007
Net interest income, as reported	$19,764	18,866
Tax-equivalent adjustment	164	124
Net interest income, tax-equivalent	$19,928	18,990

There are two primary factors that cause changes in the amount of net interest income we record - 1) growth in loans and deposits and 2) our net interest margin.  For the three months ended March 31, 2008, the increase in net interest income was caused by growth in loans and deposits, as our net interest margin of 3.79% in the first quarter of 2008 was lower than the 3.97% recorded in the first quarter of 2007.  Our net interest margin has been negatively impacted by the Federal Reserve lowering interest rates by a total of 300 basis points since September 2007.  When interest rates are lowered, our net interest margin declines, at least temporarily, as most of our adjustable rate loans reprice downward immediately by the amount of the Federal Reserve cut, while rates on our customers’ time deposits are fixed, and thus do not adjust downward until they mature.  Also, for many of our deposit products, including time deposits that have recently matured, we have been unable to lower the interest rates we pay our customers by the full 300 basis point interest rate decrease due to competitive pressures.  Additionally, some of our deposit accounts had rates lower than 3.00% prior to the rate cuts, and thus could not be reduced by 300 basis points.

Index

      The following table presents net interest income analysis on a taxable-equivalent basis.

	For the Three Months Ended March 31,
	2008			2007
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$1,915,328	7.13%	$33,939	$1,756,846	7.67%	$33,211
Taxable securities	130,355	5.42%	1,757	125,479	4.97%	1,539
Non-taxable securities (2)	16,724	7.98%	332	13,037	7.99%	257
Short-term investments, principally federal funds	50,987	3.49%	443	44,350	5.97%	653
Total interest-earning assets	2,113,394	6.94%	36,471	1,939,712	7.46%	35,660

Cash and due from banks	38,486			38,063
Premises and equipment	45,950			44,362
Other assets	56,592			58,238
Total assets	$2,254,422			$2,080,375

Liabilities
NOW deposits	$190,018	0.22%	$103	$190,172	0.41%	$192
Money market deposits	270,669	2.73%	1,838	214,128	3.19%	1,682
Savings deposits	104,577	1.48%	385	105,375	1.47%	383
Time deposits >$100,000	493,345	4.71%	5,775	430,737	5.02%	5,336
Other time deposits	570,351	4.44%	6,299	559,933	4.63%	6,386
Total interest-bearing deposits	1,628,960	3.56%	14,400	1,500,345	3.78%	13,979
Securities sold under agreements to repurchase	38,446	3.00%	287	43,823	3.81%	412
Borrowings	159,757	4.67%	1,856	137,057	6.74%	2,279
Total interest-bearing liabilities	1,827,163	3.64%	16,543	1,681,225	4.02%	16,670

Non-interest-bearing deposits	229,277			212,393
Other liabilities	19,385			20,120
Shareholders’ equity	178,597			166,637
Total liabilities and shareholders’ equity	$2,254,422			$2,080,375

Net yield on interest-earning assets and net interest income		3.79%	$19,928		3.97%	$18,990
Interest rate spread		3.30%			3.44%

Average prime rate		6.22%			8.25%

(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)
Includes tax-equivalent adjustments of $164,000 and $124,000 in 2008 and 2007, respectively, to reflect the tax benefit that we receive related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status.  This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the first quarter of 2008 were $1.915 billion, which was 9.0% higher than the average loans outstanding for the first quarter of 2007 ($1.757 billion).  The mix of our loan portfolio remained substantially the same at March 31, 2008 compared to December 31, 2007, with approximately 86% of our loans being real estate loans, 9% being commercial, financial, and agricultural loans, and the remaining 5% being consumer installment loans.  The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Average deposits outstanding for the first quarter of 2008 were $1.858 billion, which was 8.5% higher than the

Index

average amount of deposits outstanding in the first quarter of 2007 ($1.713 billion).  Generally, we can reinvest funds from deposits at higher yields than the interest rate being paid on those deposits, and therefore increases in deposits typically result in higher amounts of net interest income.

See additional discussion regarding the nature of the growth in loans and deposits in the section entitled “Financial Condition” below.  The effect of the higher amounts of average loans and deposits was to increase net interest income in 2008.

As derived from the table above, in comparing first quarter 2008 to first quarter 2007, the yield earned on loans, our primary earning asset, decreased by 54 basis points (from 7.67% to 7.13%) while the average rate paid on other time deposits, our largest deposit category, only decreased by 19 basis points (from 4.63% to 4.44%).  The difference in these decreases negatively impacted our net interest margin and was due to both the lag in the ability to reprice time deposits until they mature, and competitive pressures that prevented us from lowering the interest rate paid on maturing time deposits by the full amount of the Federal Reserve interest rate cuts (as discussed above).

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

Our provision for loan losses increased in 2008 compared to 2007, amounting to $1,533,000 in the first quarter of 2008 versus $1,121,000 in the first quarter of 2007.  The primary reason for the higher provision was a negative trend in asset quality.  Consistent with current economic conditions, we have experienced modest increases in delinquencies and classified assets.  In the first quarter of 2008, we recorded $865,000 in net charge-offs compared to $590,000 in the first quarter of 2007.  Our nonperforming loans have increased from $5,879,000 at March 31, 2007 to $8,804,000 at March 31, 2008.

Noninterest income amounted to $5,375,000 for the first quarter of 2008, a 26.9% increase from the $4,236,000 recorded in the first quarter of 2007.  The primary reason for the increase was a 41% increase in service charges on deposit accounts. These higher service charges were primarily associated with our customer overdraft protection program – we expanded the program in the fourth quarter of 2007 to include debit card purchases and ATM withdrawals. Previously the overdraft protection program, in which we charge a fee for honoring payments on overdrawn accounts, only applied to written checks. Additionally, the line item “Other gains (losses)” was positively impacted when we recorded a gain of $306,000 related to the VISA initial public offering that occurred in March 2008.  We were a member/owner of VISA and received a portion of VISA’s offering proceeds.

Noninterest expenses amounted to $14.8 million in the first quarter of 2008, a 4.5% increase over 2007.  This increase is primarily attributable to our growth. Additionally, we recorded FDIC insurance expense of $245,000 in the first quarter of 2008 compared to none in the first quarter of 2007 as a result of the FDIC recently beginning to charge for FDIC insurance again in order to replenish its reserves.

The provision for income taxes was $3,306,000 in the first quarter of 2008, an effective tax rate of 37.4%, compared to $2,965,000 in the first quarter of 2007, an effective tax rate of 37.8%.  We expect our effective tax rate to remain at approximately 37-38% for the foreseeable future.

The Consolidated Statements of Comprehensive Income reflect “Other Comprehensive Income” of $995,000 and $218,000 during the first quarters of 2008 and 2007, respectively.  The primary component of other comprehensive income/loss for the periods presented was changes in unrealized holding gains/losses of our available for sale securities.  Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase.  Interest rates declined significantly in the first quarter of 2008, which resulted in unrealized gains of $1,530,000 compared to only $265,000 in the first quarter of 2007.

Index

FINANCIAL CONDITION

Total assets at March 31, 2008 amounted to $2.38 billion, 9.3% higher than a year earlier.  Total loans at March 31, 2008 amounted to $1.93 billion, an 8.9% increase from a year earlier, and total deposits amounted to $1.92 billion at March 31, 2008, a 10.1% increase from a year earlier.

The following tables present information regarding the nature of our growth for the twelve months ended March 31, 2008 and for the first quarter of 2008.

April 1, 2007 to March 31, 2008	Balance at beginning of period	Internal Growth	Growth from Acquisitions	Balance at end of period	Total percentage growth	Percentage growth, excluding acquisitions
	($ in thousands)

Loans	$1,776,130	157,725	─	1,933,855	8.9%	8.9%

Deposits - Noninterest bearing	$225,644	15,369	─	241,013	6.8%	6.8%
Deposits - NOW	192,130	2,036	─	194,166	1.1%	1.1%
Deposits - Money Market	224,892	61,391	─	286,283	27.3%	27.3%
Deposits - Savings	107,359	21,495	─	128,854	20.0%	20.0%
Deposits - Time>$100,000	434,336	69,515	─	503,851	16.0%	16.0%
Deposits - Time<$100,000	561,232	6,044	─	567,276	1.1%	1.1%
Total deposits	$1,745,593	175,850	─	1,921,443	10.1%	10.1%

January 1, 2008 to March 31, 2008
Loans	$1,894,295	39,560	─	1,933,855	2.1%	2.1%

Deposits - Noninterest bearing	$232,141	8,872	─	241,013	3.8%	3.8%
Deposits - NOW	192,785	1,381	─	194,166	0.7%	0.7%
Deposits - Money Market	264,653	21,630	─	286,283	8.2%	8.2%
Deposits - Savings	100,955	27,899	─	128,854	27.6%	27.6%
Deposits - Time>$100,000	479,176	24,675	─	503,851	5.1%	5.1%
Deposits - Time<$100,000	568,567	(1,291)	─	567,276	-0.2%	-0.2%
Total deposits	$1,838,277	83,166	─	1,921,443	4.5%	4.5%

We experienced strong loan and deposit growth during the first quarter of 2008, with loans increasing by $40 million, or 2.1% (8.4% on an annualized basis), and deposits increasing by $83 million, or 4.5% (18.2% on an annualized basis).  The increase in the “Savings” category for both time periods shown was impacted by a $27 million deposit that was made by a single customer in March 2008 and is expected to remain in our bank only temporarily.  Excluding that account, our deposits would have increased by $148.9 million, or 8.5%, for the twelve months ended March 31, 2008, and our deposits would have increased $56.2 million, or 3.1% (12.3% on an annualized basis) during the first quarter of 2008.

The mix of our loan portfolio remains substantially the same at March 31, 2008 compared to December 31, 2007, with approximately 86% of our loans being real estate loans, 9% being commercial, financial, and agricultural loans, and the remaining 5% being consumer installment loans.  The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Index

The following table provides additional information regarding our mix of loans.

($ in thousands)	March 31, 2008		December 31, 2007		March 31, 2007
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial, financial, and agricultural	$175,067	9%	172,530	9%	166,418	10%
Real estate – construction, land development & other land loans	393,580	21%	383,973	20%	292,355	16%
Real estate – mortgage – residential (1-4 family) first mortgages	523,594	27%	514,329	27%	514,389	29%
Real estate – mortgage – home equity loans / lines of credit	218,437	11%	209,852	11%	206,751	12%
Real estate – mortgage – commercial and other	536,657	28%	528,590	28%	516,570	29%
Installment loans to individuals	86,298	4%	84,875	5%	79,638	4%
Subtotal	1,933,633	100%	1,894,149	100%	1,776,121	100%
Unamortized net deferred loan costs	222		146		9
Loans, including deferred loan costs	$1,933,855		1,894,295		1,776,130

Nonperforming Assets

Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate.  Nonperforming assets are summarized as follows:

($ in thousands)	March 31, 2008	December 31, 2007	March 31, 2007

Nonperforming loans:
Nonaccrual loans	$8,799	7,807	5,871
Restructured loans	5	6	8
Accruing loans > 90 days past due	–	–	–
Total nonperforming loans	8,804	7,813	5,879
Other real estate	3,289	3,042	2,351
Total nonperforming assets	$12,093	10,855	8,230

Nonperforming loans to total loans	0.46%	0.41%	0.33%
Nonperforming assets as a percentage of loans and other real estate	0.62%	0.57%	0.46%
Nonperforming assets to total assets	0.51%	0.47%	0.38%
Allowance for loan losses to total loans	1.14%	1.13%	1.10%

We have reviewed the collateral for the nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

The variances in nonperforming loans among the periods presented has been primarily due to changes in nonaccrual loans, as restructured loans have not changed significantly.  Both nonaccrual loans and other real estate have experienced modest increases over the past year due to the current economic conditions.  At March 31, 2008, our largest nonaccrual loan relationship amounted to $529,000, and the largest carrying amount of any single piece of other real estate amounted to $425,500.

Index

The following table presents information related to our loans that our considered to be impaired in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.”

($ in thousands)	As of /for the three months ended March 31, 2008	As of /for the twelve months ended December 31, 2007	As of /for the three months ended March 31, 2007

Impaired loans at period end	$4,387	3,883	2,682
Average amount of impaired loans for period	4,135	3,161	2,773
Allowance for loan losses related to impaired loans at period end	1,167	751	698
Amount of impaired loans with no related allowance at period end	1,757	1,982	691

All of the impaired loans noted in the table above were on nonaccrual status at each respective period end.  For the periods noted above, we recognized no interest income on any impaired loans during the period that they were considered to be impaired.

Summary of Loan Loss Experience

The allowance for loan losses is created by direct charges to operations.  Losses on loans are charged against the allowance in the period in which such loans, in management’s opinion, become uncollectible.  The recoveries realized during the period are credited to this allowance.

We have no foreign loans, few agricultural loans and do not engage in significant lease financing or highly leveraged transactions.  Commercial loans are diversified among a variety of industries.  The majority of our real estate loans are primarily personal and commercial loans where real estate provides additional security for the loan.  Collateral for virtually all of these loans is located within our principal market area.

Our provision for loan losses amounted to $1,533,000 in the first quarter of 2008 compared to $1,121,000 in the first quarter of 2007. The primary reason for the higher provision is a negative trend in asset quality.  Although we have no subprime exposure, consistent with current economic conditions, we have experienced modest increases in our trends in delinquencies and classified assets.  In the first quarter of 2008, we recorded $865,000 in net charge-offs, which amounted to 0.18% annualized net charge-offs to average loans, compared to $590,000 (0.14%) in the first quarter of 2007.  Our nonperforming loans have increased from $5,879,000 at March 31, 2007 to $8,804,000 at March 31, 2008.  Our ratio of nonperforming assets to total assets was 0.51% at March 31, 2008 compared to 0.38% at March 31, 2007.

At March 31, 2008, the allowance for loan losses amounted to $21,992,000, compared to $21,324,000 at December 31, 2007 and $19,478,000 at March 31, 2007.  The allowance for loan losses as a percentage of total loans was 1.14% at March 31, 2008, 1.13% at December 31, 2007, and 1.10% at March 31, 2007.

We believe our reserve levels are adequate to cover probable loan losses on the loans outstanding as of each reporting date.  It must be emphasized, however, that the determination of the reserve using our procedures and methods rests upon various judgments and assumptions about economic conditions and other factors affecting loans.  No assurance can be given that we will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings.  See “Critical Accounting Policies – Allowance for Loan Losses” above.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses and value of other real estate.  Such agencies may require us to recognize adjustments

Index

to the allowance or the carrying value of other real estate based on their judgments about information available at the time of their examinations.

For the periods indicated, the following table summarizes our balances of loans outstanding, average loans outstanding, changes in the allowance for loan losses arising from charge-offs and recoveries, and additions to the allowance for loan losses that have been charged to expense.

	Three Months Ended March 31,	Twelve Months Ended December 31,	Three Months Ended March 31,
($ in thousands)	2008	2007	2007

Loans outstanding at end of period	$1,933,855	1,894,295	1,776,130
Average amount of loans outstanding	$1,915,328	1,808,219	1,756,846

Allowance for loan losses, at beginning of period	$21,324	18,947	18,947

Loans charged-off:
Commercial, financial and agricultural	(56)	(982)	(179)
Real estate - mortgage	(480)	(982)	(280)
Installment loans to individuals	(213)	(894)	(134)
Overdraft protection	(200)	(319)	(65)
Total charge-offs	(949)	(3,177)	(658)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	14	49	13
Real estate - mortgage	10	66	1
Installment loans to individuals	18	148	24
Overdraft protection	42	74	30
Total recoveries	84	337	68
Net charge-offs	(865)	(2,840)	(590)

Additions to the allowance charged to expense	1,533	5,217	1,121

Allowance for loan losses, at end of period	$21,992	21,324	19,478

Ratios:
Net charge-offs (annualized) as a percent of average loans	0.18%	0.16%	0.14%
Allowance for loan losses as a percent of loans at end of period	1.14%	1.13%	1.10%

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at March 31, 2008, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2007.

Liquidity, Commitments, and Contingencies

Our liquidity is determined by our ability to convert assets to cash or acquire alternative sources of funds to meet the needs of our customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate our business on an ongoing basis.  Our primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments.  Our securities portfolio is comprised almost entirely of readily marketable securities, which could also be sold to provide cash.

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources - 1) an approximately $329 million line of credit with the Federal Home Loan Bank (of which $146 million was outstanding at March 31, 2008), 2) a $70 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at March 31, 2008), and 3) an approximately $74

Index

million line of credit through the Federal Reserve Bank of Richmond’s discount window (none of which was outstanding at March 31, 2008).  In addition to the outstanding borrowings from the FHLB that reduce our available borrowing capacity under that line of credit, borrowing capacity was further reduced by $55 million and $40 million at March 31, 2008 and December 31, 2007, respectively, as a result of our pledging letters of credit for public deposits at each of those dates.  Unused lines of credit amounted to $272 million at March 31, 2008 compared to $256 million at December 31, 2007.

Our liquidity improved slightly during the first quarter of 2008.  Our loan to deposit ratio was 100.6% at March 31, 2008 compared to 103.0% at December 31, 2007.  The level of our liquid assets (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) as a percentage of deposits, securities sold under agreements to repurchase and borrowings was 15.9% at March 31, 2008 and 15.1% at December 31, 2007.

We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future.  We will continue to monitor our liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.

The amount and timing of our contractual obligations and commercial commitments has not changed materially since December 31, 2007, detail of which is presented in Table 18 on page 59 of our 2007 Form 10-K.

We are not involved in any legal proceedings that, in our opinion, could have a material effect on the consolidated financial position of the Company.

Off-Balance Sheet Arrangements and Derivative Financial Instruments

Off-balance sheet arrangements include transactions, agreements, or other contractual arrangements in which we have obligations or provide guarantees on behalf of an unconsolidated entity.  We have no off-balance sheet arrangements of this kind other than repayment guarantees associated with trust preferred securities.

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics.  We have not engaged in derivative activities through March 31, 2008, and have no current plans to do so.

Capital Resources

We are regulated by the Board of Governors of the Federal Reserve Board (FED) and are subject to the securities registration and public reporting regulations of the Securities and Exchange Commission.  Our banking subsidiary is regulated by the Federal Deposit Insurance Corporation (FDIC) and the North Carolina Office of the Commissioner of Banks.  We are not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

We must comply with regulatory capital requirements established by the FED and FDIC.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  These capital standards require us to maintain minimum ratios of “Tier 1” capital to total risk-weighted assets and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.  Tier 1 capital is comprised of total shareholders’ equity calculated in accordance with generally accepted accounting principles, excluding accumulated other comprehensive income (loss), less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which is our allowance for loan losses.  Risk-weighted assets refer to our on- and off-

Index

balance sheet exposures, adjusted for their related risk levels using formulas set forth in FED and FDIC regulations.

In addition to the risk-based capital requirements described above, we are subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital (as defined above) to quarterly average total assets of 3.00% to 5.00%, depending upon the institution’s composite ratings as determined by its regulators.  The FED has not advised us of any requirement specifically applicable to us.

At March 31, 2008, our capital ratios exceeded the regulatory minimum ratios discussed above.  The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	March 31, 2008	December 31, 2007	March 31, 2007
Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	9.10%	9.17%	10.03%
Minimum required Tier I capital	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	10.24%	10.30%	11.74%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted most recent quarter average assets	7.95%	8.00%	8.54%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

In November 2007 we elected to redeem $20.6 million of trust preferred securities due to their high interest rate.  Due to unfavorable market conditions, we elected to fund the redemption not with new trust preferred securities, which was our original intent, but rather with a third-party line of credit, which does not qualify as regulatory capital.  This redemption reduced our regulatory capital by $20 million and reduced each of our regulatory capital ratios by approximately 100 basis points.  It is our intent to replace the line of credit with an instrument that qualifies as regulatory capital in the near future.

Our bank subsidiary is also subject to similar capital requirements as those discussed above.  The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above.  At March 31, 2008, our bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary, since January 1, 2008.  In Virginia, First Bank does business as “First Bank of Virginia.”

•
On April 1, 2008, we announced the completion of the merger acquisition of Great Pee Dee Bancorp, Inc. Great Pee Dee was the holding company for Sentry Bank & Trust, a three-branch community bank headquartered in Cheraw, South Carolina, with offices in Cheraw and Florence, South Carolina. As of December 31, 2007, Great Pee Dee had total assets of $222 million, total loans of $172 million, and total deposits of $155 million. The conversion of Sentry Bank & Trust to First Bank is expected to occur on May 16, 2008.

•
On March 10, 2008, First Bank of Virginia opened a full-service bank branch in Fort Chiswell, Virginia at 131 Ivanhoe Road (Max Meadows, Virginia). This represents our fifth branch located in southwestern Virginia.

Index

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first quarter of 2008.  At March 31, 2008, we had approximately 235,000 shares available for repurchase under existing authority from our board of directors.  We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations.  See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings.  Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities.  It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations.  Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates.  Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin).  Over the past five calendar years, our net interest margin has ranged from a low of 4.00% (realized in 2007) to a high of 4.52% (realized in 2003).  During that five year period, the prime rate of interest ranged from a low of 4.00% to a high of 8.25%.

Using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at March 31, 2008, we had $512 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets.  This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment.  However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions.  Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products.  For example, included in interest-bearing liabilities subject to interest rate changes within one year at March 31, 2008 are deposits totaling $609 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management.  These types of deposits historically have not repriced with or in the same proportion as general market indicators.

Overall we believe that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, we would not expect a significant increase in near term net interest income from falling interest rates. Generally, when rates change, our interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while our interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change. In the short-term (less than six months), this results in us being asset-sensitive, meaning that our net interest income benefits from an increase in interest rates and is negatively impacted by a decrease in interest rates. However, in the twelve-month horizon, the impact of having a higher level of interest-sensitive liabilities lessens the short-term effects of changes in interest rates.

Index

From September 18, 2007 to March 31, 2008, the Federal Reserve reduced interest rates by a total of 300 basis points.  The Federal Reserve reduced interest rates by an additional 25 basis points on April 30, 2008.  As noted above, our net interest margin is negatively impacted, at least in the short-term, by reductions in interest rates.  In addition to the initial normal decline in net interest margin that we experience when interest rates are reduced (as discussed above), the cumulative impact of the magnitude of the 325 basis points in interest rate cuts (through April 30, 2008) is expected to amplify and lengthen the negative impact on our net interest margin in 2008 and possibly beyond.  This is primarily due to our inability to cut a significant portion of our interest-bearing deposits by any significant amount due to their already near-zero interest rate.  Also, for many of our deposit products, including time deposits that have recently matured, we have been unable to lower the interest rates we pay our customers by the full 300 basis point interest rate decrease due to competitive pressures.

For the reasons noted above, our net interest margin declined in the first quarter of 2008.  Our net interest margin was 3.79% in the first quarter of 2008, a 19 basis point decrease from the 3.98% recorded in the fourth quarter of 2007, and an 18 basis point decrease from the 3.97% recorded in the first quarter of 2007.  Because of recent interest rate cuts (including the April 30, 2008 cut), we expect that our net interest margin will continue to decline until interest rates stabilize.

We have no market risk sensitive instruments held for trading purposes, nor do we maintain any foreign currency positions.

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

FORWARD-LOOKING STATEMENTS

Part I of this report contains statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties.  Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning our opinions or judgment about future events.  Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions.  For additional information that could affect the matters discussed in this paragraph, see the “Risk Factors” section of our 2007 Annual Report on Form 10-K.

Index

Part II.  Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2008 to January 31, 2008	─	─	─	234,667
February 1, 2008 to February 29, 2008	─	─	─	234,667
March 1, 2008 to March 31, 2008	─	─	─	234,667
Total	─	─	─	234,667	(2)

Footnotes to the Above Table
(1)
All shares available for repurchase are pursuant to publicly announced share repurchase authorizations.  On July 30, 2004, we announced that our Board of Directors had approved the repurchase of 375,000 shares of our common stock.  The repurchase authorization does not have an expiration date.  There are no plans or programs we have determined to terminate prior to expiration, or under which we do not intend to make further purchases.

(2)
The above table above does not include shares that were used by option holders to satisfy the exercise price of the call options we issued to our employees and directors pursuant to our stock option plans.  In March 2008, 476 shares of our common stock, with a market price of $20.46 per share, were used to satisfy an exercise of options.

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

FIRST BANCORP

May 9, 2008	BY: Jerry L. Ocheltree
Jerry L. Ocheltree
President
(Principal Executive Officer),
Treasurer and Director

May 9, 2008	BY: Anna G. Hollers
Anna G. Hollers
Executive Vice President,
Secretary
and Chief Operating Officer

May 9, 2008	BY: Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer