Form 10-Q
period 2008-06-30
FIRST BANCORP /NC/
filed 2008-08-11
CIK 811589

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

☐ Large Accelerated Filer	☒Accelerated Filer	☐ Non-Accelerated Filer	☐ Smaller Reporting Company
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) .      ☐ YES       ☒ NO

The number of shares of the registrant's Common Stock outstanding on July 31, 2008 was 16,511,778.

INDEX
FIRST BANCORP AND SUBSIDIARIES

Index

Part I.  Financial Information
Item 1 - Financial Statements

First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands-unaudited)	June 30, 2008	December 31, 2007 (audited)	June 30, 2007

ASSETS
Cash & due from banks, noninterest-bearing	$32,255	31,455	39,435
Due from banks, interest-bearing	101,700	111,591	67,643
Federal funds sold	21,900	23,554	41,855
Total cash and cash equivalents	155,855	166,600	148,933

Securities available for sale (costs of $158,200, $135,028, and $136,116)	156,626	135,114	133,859

Securities held to maturity (fair values of $15,218, $16,649, and $13,277)	15,376	16,640	13,469

Presold mortgages in process of settlement	2,394	1,668	4,146

Loans	2,166,840	1,894,295	1,802,308
Less: Allowance for loan losses	(26,061)	(21,324)	(20,104)
Net loans	2,140,779	1,872,971	1,782,204

Premises and equipment	50,607	46,050	45,379
Accrued interest receivable	12,396	12,961	11,959
Goodwill	65,835	49,505	49,505
Other intangible assets	2,160	1,515	1,701
Other	19,328	14,225	14,703
Total assets	$2,621,356	2,317,249	2,205,858

LIABILITIES
Deposits: Demand - noninterest-bearing	$240,206	232,141	239,640
NOW accounts	200,355	192,785	193,907
Money market accounts	327,825	264,653	241,460
Savings accounts	136,229	100,955	104,925
Time deposits of $100,000 or more	525,241	479,176	449,873
Other time deposits	586,621	568,567	570,756
Total deposits	2,016,477	1,838,277	1,800,561
Securities sold under agreements to repurchase	41,110	39,695	41,715
Borrowings	326,006	242,394	178,013
Accrued interest payable	5,419	6,010	5,863
Other liabilities	15,667	16,803	12,248
Total liabilities	2,404,679	2,143,179	2,038,400

Commitments and contingencies	-	-	-

SHAREHOLDERS’ EQUITY
Common stock, No par value per share
Issued and outstanding: 16,488,201, 14,377,981, and 14,392,803 shares	94,858	56,302	56,645
Retained earnings	127,042	122,102	116,061
Accumulated other comprehensive income (loss)	(5,223)	(4,334)	(5,248)
Total shareholders’ equity	216,677	174,070	167,458
Total liabilities and shareholders’ equity	$2,621,356	2,317,249	2,205,858

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share data-unaudited)	2008	2007	2008	2007

INTEREST INCOME
Interest and fees on loans	$34,814	34,492	68,753	67,703
Interest on investment securities:
Taxable interest income	1,882	1,606	3,639	3,145
Tax-exempt interest income	161	136	329	269
Other, principally overnight investments	276	683	719	1,336
Total interest income	37,133	36,917	73,440	72,453

INTEREST EXPENSE
Savings, NOW and money market	2,424	2,567	4,750	4,824
Time deposits of $100,000 or more	5,523	5,524	11,298	10,860
Other time deposits	5,863	6,647	12,162	13,033
Other, primarily borrowings	1,822	2,501	3,965	5,192
Total interest expense	15,632	17,239	32,175	33,909

Net interest income	21,501	19,678	41,265	38,544
Provision for loan losses	2,059	1,322	3,592	2,443
Net interest income after provision
for loan losses	19,442	18,356	37,673	36,101

NONINTEREST INCOME
Service charges on deposit accounts	3,462	2,300	6,538	4,477
Other service charges, commissions and fees	1,255	1,266	2,622	2,525
Fees from presold mortgages	260	292	458	619
Commissions from sales of insurance and financial products	356	344	755	803
Data processing fees	48	53	98	100
Securities gains (losses)	(16)	487	(16)	487
Other gains (losses)	(28)	115	257	82
Total noninterest income	5,337	4,857	10,712	9,093

NONINTEREST EXPENSES
Salaries	7,124	6,535	13,843	12,878
Employee benefits	2,005	1,984	3,840	3,762
Total personnel expense	9,129	8,519	17,683	16,640
Net occupancy expense	1,043	922	2,011	1,860
Equipment related expenses	1,021	939	2,040	1,877
Intangibles amortization	123	94	202	188
Other operating expenses	5,028	4,036	9,179	8,075
Total noninterest expenses	16,344	14,510	31,115	28,640

Income before income taxes	8,435	8,703	17,270	16,554
Income taxes	3,157	3,284	6,463	6,249

NET INCOME	$5,278	5,419	10,807	10,305

Earnings per share:
Basic	$0.32	0.38	0.70	0.72
Diluted	0.32	0.37	0.70	0.71

Dividends declared per share	$0.19	0.19	0.38	0.38

Weighted average common shares outstanding:
Basic	16,470,975	14,384,511	15,425,787	14,372,311
Diluted	16,535,358	14,473,446	15,497,429	14,480,333

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands-unaudited)	2008	2007	2008	2007

Net income	$5,278	5,419	10,807	10,305
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding losses arising during the period, pretax	(3,206)	(1,175)	(1,676)	(910)
Tax benefit	1,250	458	654	354
Reclassification to realized (gains) losses	16	(487)	16	(487)
Tax expense (benefit)	(6)	190	(6)	190
Postretirement Plans:
Amortization of unrecognized net actuarial loss	93	154	186	234
Tax expense	(36)	(60)	(73)	(91)
Amortization of prior service cost and transition obligation	9	7	18	20
Tax expense	(4)	(3)	(8)	(8)
Other comprehensive income (loss)	(1,884)	(916)	(889)	(698)
Comprehensive income	$3,394	4,503	9,918	9,607

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock		Retained	Accumulated Other Comprehensive	Share- holders’
(In thousands, except per share - unaudited)	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2007	14,353	$56,035	111,220	(4,550)	162,705

Net income			10,305		10,305
Cash dividends declared ($0.38 per share)			(5,464)		(5,464)
Common stock issued under stock option plan	40	415			415
Purchases and retirement of common stock	-	(8)			(8)
Tax benefit realized from exercise of nonqualified stock options	-	36			36
Stock-based compensation	-	167			167
Other comprehensive loss				(698)	(698)

Balances, June 30, 2007	14,393	$56,645	116,061	(5,248)	167,458

Balances, January 1, 2008	14,378	$56,302	122,102	(4,334)	174,070

Net income			10,807		10,807
Cash dividends declared ($0.38 per share)			(5,867)		(5,867)
Common stock issued under stock option plan	28	376			376
Common stock issued into dividend reinvestment plan	23	415			415
Common stock issued in acquisition	2,059	37,592			37,592
Tax benefit realized from exercise of nonqualified stock options	-	28			28
Stock-based compensation	-	145			145
Other comprehensive loss				(889)	(889)

Balances, June 30, 2008	16,488	$94,858	127,042	(5,223)	216,677

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
($ in thousands-unaudited)	2008	2007
Cash Flows From Operating Activities
Net income	$10,807	10,305
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	3,592	2,443
Net security premium amortization (discount accretion)	(134)	28
Net purchase accounting adjustments - discount accretion	(366)	–
Loss (gain) on sale of securities available for sale	16	(487)
Other gains	(257)	(82)
Increase in net deferred loan fees and costs	(87)	(17)
Depreciation of premises and equipment	1,724	1,615
Stock-based compensation expense	145	167
Amortization of intangible assets	202	188
Deferred income tax benefit	(733)	(679)
Origination of presold mortgages in process of settlement	(35,402)	(38,211)
Proceeds from sales of presold mortgages in process of settlement	34,675	38,831
Decrease in accrued interest receivable	1,546	199
Decrease in other assets	1,181	456
Increase (decrease) in accrued interest payable	(894)	214
Decrease in other liabilities	(1,705)	(6,807)
Net cash provided by operating activities	14,310	8,163

Cash Flows From Investing Activities
Purchases of securities available for sale	(85,996)	(45,323)
Purchases of securities held to maturity	(545)	(1,934)
Proceeds from maturities/issuer calls of securities available for sale	77,459	36,230
Proceeds from maturities/issuer calls of securities held to maturity	2,157	1,576
Proceeds from sales of securities available for sale	499	4,185
Net increase in loans	(91,581)	(64,477)
Proceeds from sales of foreclosed real estate	1,857	982
Purchases of premises and equipment	(1,987)	(3,444)
Net cash received in acquisition of Great Pee Dee Bancorp	2,461	–
Net cash used by investing activities	(95,676)	(72,205)

Cash Flows From Financing Activities
Net increase in deposits and repurchase agreements	32,203	103,321
Proceeds from (repayments of) borrowings, net	43,064	(32,000)
Cash dividends paid	(5,465)	(5,457)
Proceeds from issuance of common stock	791	415
Purchases and retirement of common stock	–	(8)
Tax benefit from exercise of nonqualified stock options	28	36
Net cash provided by financing activities	70,621	66,307

Increase (Decrease) in Cash and Cash Equivalents	(10,745)	2,265
Cash and Cash Equivalents, Beginning of Period	166,600	146,668

Cash and Cash Equivalents, End of Period	$155,855	148,933

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$32,766	33,695
Income taxes	7,231	12,364
Non-cash transactions:
Unrealized loss on securities available for sale, net of taxes	(1,174)	(853)
Foreclosed loans transferred to other real estate	1,683	1,301

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended June 30, 2008 and 2007
Note 1 – Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2008 and 2007 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 2008 and 2007.  All such adjustments were of a normal, recurring nature.  Reference is made to the 2007 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

Note 2 – Accounting Policies

Note 1 to the 2007 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and a discussion of recent accounting pronouncements.  The following paragraphs update that information as necessary.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (Statement 157).  Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities.  The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  As it relates to financial assets and liabilities, Statement 157 became effective for the Company as of January 1, 2008.  For nonfinancial assets and liabilities, Statement 157 will become effective for the Company on January 1, 2009.  The Company’s January 1, 2008 adoption of Statement 157 as it relates to financial assets and liabilities had no impact on the Company’s financial statements.  See Note 11 for the disclosures required by Statement 157.  The Company is currently evaluating any potential impact of the adoption of the remainder of Statement 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (Statement 159).  This statement permits, but does not require, entities to measure many financial instruments at fair value.  The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.  This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments.  One exception is demand deposit liabilities, which are explicitly excluded as qualifying for the fair value option.  With respect to FASB Statement No. 115, available for sale and held to maturity securities held at the effective date of Statement 159 are eligible for the fair value option at that date.  If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date will be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities.  Statement 159 became effective for the Company on January 1, 2008.  Upon adoption, the Company elected not to expand its use of fair value accounting.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (Statement 141(R)) which replaces Statement 141, “Business Combinations.”  Statement 141(R) retains the fundamental requirement in Statement 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination.  Statement 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control.

Index

Statement 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values.  This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense.  This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this statement will impact the Company’s accounting for and reporting of acquisitions completted after January 1, 2009.

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

Note 3 – Reclassifications

Certain amounts reported in the period ended June 30, 2007 have been reclassified to conform to the presentation for June 30, 2008.  These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 – Equity-Based Compensation Plans

     At June 30, 2008, the Company had the following equity-based compensation plans:  the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, the First Bancorp 1994 Stock Option Plan, and three plans that were assumed from acquired entities.  The Company’s shareholders approved all equity-based compensation plans, except for those assumed from acquired companies.  The First Bancorp 2007 Equity Plan became effective upon the approval of shareholders on May 2, 2007.  As of June 30, 2008, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

The First Bancorp 2007 Equity Plan and its predecessor plans, the First Bancorp 2004 Stock Option Plan and the First Bancorp 1994 Stock Option Plan (“Predecessor Plans”), are intended to serve as a means of attracting, retaining and motivating key employees and directors and to associate the interests of the plans’ participants with those of the Company and its shareholders.  The Predecessor Plans only provided for the ability to grant stock options, whereas the First Bancorp 2007 Equity Plan, in addition to providing for grants of stock options, also allows for grants of other types of equity-based compensation including stock appreciation rights, restricted stock, restricted performance stock, unrestricted stock, and performance units.  Since the First Bancorp 2007 Equity Plan became effective on May 2, 2007, the Company has granted the following stock-based compensation:  1) the grant of 2,250 stock options to each of the Company’s non-employee directors on June 1, 2007 and 2008, 2) the grant of 5,000 incentive stock options to an executive officer on April 1, 2008 in connection with a corporate acquisition, and 3) the grant of 262,599 stock options and 81,337 performance units to 19 senior officers on June 17, 2008. Each performance unit represents the right to acquire one share of the Company’s common stock upon satisfaction of the vesting conditions.

Prior to the June 17, 2008 grant, stock option grants to employees generally had five-year vesting schedules (20% vesting each year) and have been irregular, generally falling into three categories - 1) to attract and retain new employees, 2) to recognize changes in responsibilities of existing employees, and 3) to periodically reward exemplary performance. Compensation expense associated with these types of grants is recorded pro-ratably over the vesting period.

Index

As it relates to directors, the Company has historically granted 2,250 immediately-vested stock options to each of the Company’s non-employee directors in June of each year, and expects to continue doing so for the foreseeable future.  Compensation expense associated with these director grants is recognized on the date of grant since there are no vesting conditions.

The June 17, 2008 grant of a combination of performance units and stock options has both performance conditions (earnings per share targets) and service conditions that must be met in order to vest.  The 262,599 stock options and 81,337 performance units represent the maximum amount of options and performance units that could vest if the Company achieves specified maximum goals for earnings per share during the three annual performance periods ending on December 31, 2008, 2009, and 2010.  Up to one-third of the total number of options and performance units granted will vest annually as of December 31 of each year beginning in 2010, if (1) the Company achieves specific EPS goals during the corresponding performance period and (2) the executive or key employee continues employment for a period of two years beyond the corresponding performance period.  Compensation expense for this grant will be recorded over the various service periods based on the estimated number of options and performance units that are probable to vest.  If the awards do not vest, no compensation cost will be recognized and any recognized compensation cost will be reversed.

Under the terms of the Predecessor Plans and the 2007 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years.  The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).

At June 30, 2008, there were 848,635 options outstanding related to the three First Bancorp plans with exercise prices ranging from $9.75 to $22.12.  At June 30, 2008, there were 777,313 shares remaining available for grant under the First Bancorp 2007 Equity Plan.  The Company also has three stock option plans as a result of assuming plans of acquired companies.  At June 30, 2008, there were 111,266 stock options outstanding in connection with these plans, with option prices ranging from $10.66 to $15.66.

The Company issues new shares when options are exercised.

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

For the three-month periods ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense of $142,000 and $156,000, respectively, most of which was classified as “other operating expenses” on the Consolidated Statements of Income.  For the six-month periods ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense of $145,000 and $167,000, respectively.  The Company recognized income tax benefits in the income statement related to stock-based compensation of $53,000 and $56,000 for each of the three and six month periods ended June 30, 2008 and 2007, respectively.  The compensation expense recorded relates primarily to the grants of 2,250 options to each non-employee director of the Company in June of each year with no vesting requirements.  Stock-based compensation expense is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows.

None of the compensation expense discussed in the preceding paragraph relates to the June 17, 2008 option and performance unit grant because the Company has determined that it is not probable that any of the minimum performance targets required for vesting will be achieved.

Index

As noted above, certain of the Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period.  As provided for under Statement 123(R), the Company has elected to recognize compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award.  Statement 123(R) requires companies to recognize compensation expense based on the estimated number of stock options and awards that will ultimately vest.  Over the past five years, there have only been ten forfeitures or expirations, totaling 22,500 options, and therefore the Company assumes that all options granted without performance conditions will become vested.

As discussed above, the Company’s share grants for the first six months of 2008 were grants of 1) 5,000 incentive stock options to an executive officer on April 1, 2008, 2) 29,250 stock options to non-employee directors on June 1, 2008 (2,250 options per director), and 3) 262,599 stock options and 81,337 performance units to 19 senior officers on June 17, 2008.  The per share weighted-average fair value for the stock option grants listed above was $5.09 on the date of the grant using the following weighted average assumptions:

Six months ended June 30, 2008
Expected dividend yield	4.58%
Risk-free interest rate	4.17%
Expected life	9.7 years
Expected volatility	34.65%

The Company’s only option grants for the first six months of 2007 were grants of 24,750 options to non-employee directors on June 1, 2007 (2,250 options per director).  The per share weighted-average fair value of options granted during the six months ended June 30, 2007 was $5.80 on the date of the grant using the following assumptions:

Six months ended June 30, 2007
Expected dividend yield	3.88%
Risk-free interest rate	4.92%
Expected life	7 years
Expected volatility	32.91%

The following table presents information regarding the activity during the first six months of 2008 for all of the Company’s stock options outstanding:

	All Options Outstanding
Six months ended June 30, 2008	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at the beginning of the period	607,982	$17.38
Granted during the period	296,849	16.63
Assumed in corporate acquisition	88,409	14.39
Exercised during the period	(33,339)	13.98
Forfeited or expired during the period	–	–
Outstanding at end of period	959,901	$16.99	5.9	$0

Exercisable at June 30, 2008	690,802	$17.13	4.3	$0

The Company received $376,000 and $415,000 as a result of stock option exercises during the six months ended June 30, 2008 and 2007, respectively.  The intrinsic value of the stock options exercised during the six months ended June 30, 2008 and 2007 was $140,000 and $460,000, respectively.  The Company recorded $28,000 and $36,000 in associated tax benefits from the exercise of nonqualified stock options during the six months ended June 30, 2008 and 2007, respectively.

Index

As discussed above, the Company granted 81,337 performance units to 19 senior officers on June 17, 2008.  Each performance unit represents the right to acquire one share of the Company’s common stock upon satisfaction of the vesting conditions (discussed above).  The fair market value of the Company’s common stock on the grant date was $16.53 per share.  The following table presents information regarding the activity during the first six months of 2008 related to the Company’s performance units outstanding:

	Nonvested Performance Units
Six months ended June 30, 2008	Number of Units	Weighted- Average Grant-Date Fair Value
Nonvested at the beginning of the period	–	$–
Granted during the period	81,337	16.53
Vested during the period	–	–
Forfeited or expired during the period	–	–
Nonvested at end of period	81,337	$16.53

At June 30, 2008, the Company had $30,000 of unrecognized compensation costs related to unvested stock options that have vesting requirements based solely on service conditions.  The cost is expected to be amortized over a weighted-average life of 3.6 years, with $9,000 being expensed in each of 2009 and 2010 and $6,000 being expensed in each of 2011 and 2012.  At June 30, 2008, the Company had $2.7 million in unrecognized compensation expense associated with the June 17, 2008 award grant that has both performance conditions and service conditions.  The Company does not currently believe that it is probable that any of these awards will vest because of failing to achieve the performance conditions, and therefore none of the unrecognized compensation cost is expected to be recognized.

Index

Note 5 – Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding.  Diluted earnings per share includes the potentially dilutive effects of the Company’s stock option plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

	For the Three Months Ended June 30,
	2008			2007
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income	$5,278	16,470,975	$0.32	$5,419	14,384,511	$0.38

Effect of Dilutive Securities	-	64,383		-	88,935

Diluted EPS	$5,278	16,535,358	$0.32	$5,419	14,473,446	$0.37

	For the Six Months Ended June 30,
	2008			2007
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income	$10,807	15,425,787	$0.70	$10,305	14,372,311	$0.72

Effect of Dilutive Securities	-	71,642		-	108,022

Diluted EPS	$10,807	15,497,429	$0.70	$10,305	14,480,333	$0.71

For both the three and six month periods ended June 30, 2008, there were 265,730 options that were antidilutive because the exercise price exceeded the average market price for the period.  For both the three and six month periods ended June 30, 2007, there were 214,980 options that were antidilutive because the exercise price exceeded the average market price for the period.  Antidilutive options have been omitted from the calculation of diluted earnings per share for the respective periods.

Index

Note 6 – Asset Quality Information

Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, and other real estate.  Nonperforming assets are summarized as follows:

($ in thousands)	June 30, 2008	December 31, 2007	June 30, 2007

Nonperforming loans:
Nonaccrual loans (1)	$17,588	7,807	6,457
Accruing loans > 90 days past due	–	–	–
Total nonperforming loans	17,588	7,807	6,457
Other real estate	2,934	3,042	1,830
Total nonperforming assets	$20,522	10,849	8,287

Nonperforming loans to total loans	0.81%	0.41%	0.36%
Nonperforming assets as a percentage of loans and other real estate	0.95%	0.57%	0.46%
Nonperforming assets to total assets	0.78%	0.47%	0.38%
Allowance for loan losses to total loans	1.20%	1.13%	1.12%

(1) At June 30, 2008, the Company is committed to fund an additional $1.1 million for a construction loan relationship that is on nonaccrual status.

The following table presents information related to impaired loans, as defined by Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.”

($ in thousands)	As of /for the six months ended June 30, 2008	As of /for the twelve months ended December 31, 2007	As of /for the six months ended June 30, 2007

Impaired loans at period end (1)	$15,571	3,883	2,884
Average amount of impaired loans for period	7,947	3,161	2,810
Allowance for loan losses related to impaired loans at period end	1,300	751	856
Amount of impaired loans with no related allowance at period end (2)	9,199	1,982	627
(1)    The Company is committed to fund an additional $1.1 million for one of its impaired loan relationships (which is also on nonaccrual status).
(2)    Includes $4.1 million in net loans acquired in an acquisition that have already been written down by $4.7 million from a total loan balance of $8.8 million.  See the following paragraph for additional discussion.

As discussed in Note 12, the Company completed a corporate acquisition on April 1, 2008.  The Company determined that gross loan balances totaling $8.8 million were impaired on the date of acquisition.  The estimated fair value of these impaired loans was determined to be $4.1 million.  Accordingly, the Company wrote the gross balances down by $4.7 million in connection with the recording of the transaction.  All of these acquired impaired loans are on nonaccrual basis and are currently being accounted for under the cost recovery method of accounting, in which all payments received will be credited to the remaining carrying balance of the loan.  Since the date of acquisition, there have been no amounts received in excess of the initial carrying amount of any of these impaired loans.

All of the impaired loans noted in the table above were on nonaccrual status at each respective period end except that at June 30, 2008, a $4.0 million loan that is classified as an impaired loan due to a restructured interest rate was performing as agreed and was on accruing status.

Index

Note 7 – Deferred Loan Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan costs of approximately $233,000, $146,000, and $44,000 at June 30, 2008, December 31, 2007, and June 30, 2007, respectively.

Note 8 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of June 30, 2008, December 31, 2007, and June 30, 2007, and the carrying amount of unamortized intangible assets as of those same dates.

	June 30, 2008		December 31, 2007		June 30, 2007
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$394	195	394	179	394	164
Core deposit premiums	3,792	1,831	2,945	1,645	2,945	1,474
Total	$4,186	2,026	3,339	1,824	3,339	1,638

Unamortizable intangible assets:
Goodwill	$65,835		49,505		49,505

Amortization expense totaled $123,000 and $94,000 for the three months ended June 30, 2008 and 2007, respectively.  Amortization expense totaled $202,000 and $188,000 for the six months ended June 30, 2008 and 2007, respectively.

The following table presents the estimated amortization expense for each of the five calendar years ending December 31, 2012 and the estimated amount amortizable thereafter.  These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

(Dollars in thousands)	Estimated Amortization Expense
2008	$401
2009	393
2010	376
2011	361
2012	349
Thereafter	481
Total	$2,361

Index

Note 9 – Pension Plans

The Company sponsors two defined benefit pension plans – a qualified retirement plan (the “Pension Plan”), which is generally available to all employees, and a Supplemental Executive Retirement Plan (the “SERP Plan”), which is for the benefit of certain senior management executives of the Company.

The Company recorded pension expense totaling $606,000 and $621,000 for the three months ended June 30, 2008 and 2007, respectively, related to the Pension Plan and the SERP Plan.  The following table contains the components of the pension expense.

	For the Three Months Ended June 30,
	2008	2007	2008	2007	2008 Total	2007 Total
($ in thousands)	Pension Plan	Pension Plan	SERP Plan	SERP Plan	Both Plans	Both Plans
Service cost – benefits earned during the period	$375	373	109	108	484	481
Interest cost	312	279	70	61	382	340
Expected return on plan assets	(362)	(326)	─	─	(362)	(326)
Amortization of transition obligation	1	─	─	─	1	─
Amortization of net (gain)/loss	76	95	17	22	93	117
Amortization of prior service cost	3	3	5	6	8	9
Net periodic pension cost	$405	424	201	197	606	621

The Company recorded pension expense totaling $1,212,000 and $1,137,000 for the six months ended June 30, 2008 and 2007, respectively, related to the Pension Plan and the SERP Plan.  The following table contains the components of the pension expense.

	For the Six Months Ended June 30,
	2008	2007	2008	2007	2008 Total	2007 Total
($ in thousands)	Pension Plan	Pension Plan	SERP Plan	SERP Plan	Both Plans	Both Plans
Service cost – benefits earned during the period	$750	720	218	191	968	911
Interest cost	624	533	140	119	764	652
Expected return on plan assets	(724)	(645)	─	─	(724)	(645)
Amortization of transition obligation	2	─	─	─	2	─
Amortization of net (gain)/loss	152	157	34	41	186	198
Amortization of prior service cost	6	6	10	15	16	21
Net periodic pension cost	$810	771	402	366	1,212	1,137

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to ensure that the Pension Plan exceeds minimum funding standards at all times according to standards established by the Internal Revenue Service.  The contributions are invested to provide for benefits under the Pension Plan.  The Company expects that it will make a contribution to the Pension Plan of $1.4 million in 2008.

The Company’s funding policy with respect to the SERP is to fund the related benefits from the operating cash flow of the Company.  The Company expects to make SERP benefit payments of $104,000 during 2008.

Index

Note 10 – Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income.  Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards.  The components of accumulated other comprehensive income for the Company are as follows:

	June 30, 2008	December 31, 2007	June 30, 2007
Unrealized gain (loss) on securities available for sale	$(1,574)	86	(2,257)
Deferred tax asset (liability)	614	(34)	880
Net unrealized gain (loss) on securities available for sale	(960)	52	(1,377)

Additional pension liability	(7,037)	(7,240)	(6,534)
Deferred tax asset	2,774	2,854	2,663
Net additional pension liability	(4,263)	(4,386)	(3,871)

Total accumulated other comprehensive income (loss)	$(5,223)	(4,334)	(5,248)

Note 11 – Fair Value

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

Index

     The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at June 30, 2008.

($ in thousands)
Description of Financial Instruments	Fair Value at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$156,626	$670	$155,956	$—
Impaired loans	15,571	—	15,571	—

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

Impaired loans — Statement 157 applies to loans that are measured for impairment using the practical expedients permitted by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”  Fair values for impaired loans in the above table are collateral dependent and are estimated based on underlying collateral values, which are then adjusted for the cost related to liquidation of the collateral.

     For the three and six months ended June 30, 2008, the decrease in the fair value of securities available for sale was $3,206,000 and $1,676,000, respectively, which is included in other comprehensive income (net of taxes of $1,250,000 and $654,000, respectively).  Fair value measurement methods at June 30, 2008 are consistent with those used in prior reporting periods.

Note 12 – Acquisition of Great Pee Dee Bancorp, Inc.

On April 1, 2008 the Company completed the acquisition of Great Pee Dee Bancorp, Inc. (Great Pee Dee). The results of Great Pee Dee are included in First Bancorp’s results for the periods ended June 30, 2008 beginning on the April 1, 2008 acquisition date.

Great Pee Dee was the parent company of Sentry Bank and Trust (Sentry), a South Carolina community bank with one branch in Florence, South Carolina and two branches in Cheraw, South Carolina.  Great Pee Dee had $213 million in total assets as of the date of acquisition.  This acquisition represented a natural extension of the Company’s market area with Sentry’s Cheraw offices being in close proximity to the Company’s Rockingham, North Carolina branch and the Sentry’s Florence office being in close proximity to existing branches in Dillon and Latta, South Carolina.  The Company’s primary reason for the acquisition was to expand into a contiguous market with facilities, operations and experienced staff in place.  The Company agreed to a purchase price that resulted in recognition of goodwill primarily due to the reasons just noted, as well as the generally positive earnings of Great Pee Dee.  The terms of the agreement called for shareholders of Great Pee Dee to receive 1.15 shares of First Bancorp stock for each share of Great Pee Dee stock they owned.  The transaction was completed on April 1, 2008 with the Company issuing 2,059,091 shares of common stock that were valued at approximately $37.0 million and assuming employee stock options with a fair market value of approximately $0.6 million.  The value of the stock issued was determined using a Company stock price of $17.98, which was the average of the daily closing price of the Company’s stock for the five trading days closest to the July 12, 2007 announcement of the execution of the definitive merger agreement. The value of the employee stock options assumed was determined using the Black-Scholes option-pricing model.

Index

This acquisition has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Great Pee Dee were recorded based on estimates of fair values as of April 1, 2008.  The table below is a condensed balance sheet disclosing the amount assigned to each major asset and liability category of Great Pee Dee on April 1, 2008, and the related fair value adjustments recorded by the Company to reflect the acquisition.  The $16.3 million in goodwill that resulted from this transaction is non-deductible for tax purposes.

($ in thousands)	As Recorded by Great Pee Dee	Fair Value Adjustments		As Recorded by First Bancorp
Assets
Cash and cash equivalents	$3,242	–		3,242
Securities	15,364	–		15,364
Loans, gross	187,309	1,226	(a)	183,840
		(4,695	) (b)
Allowance for loan losses	(2,353)	(805	) (c)	(3,158)
Premises and equipment	5,060	(708	) (d)	4,352
Core deposit intangible	355	492	(e)	847
Other	4,285	2,690	(f)	6,975
Total	213,262	(1,800)		211,462

Liabilities
Deposits	$146,611	1,098	(g)	147,709
Borrowings	39,337	1,328	(h)	40,665
Other	1,058	–		1,058
Total	187,006	2,426		189,432

Net identifiable assets acquired				22,030

Total cost of acquisition
Value of stock issued		$37,022
Value of assumed options		587
Direct costs of acquisition		751
Total cost of acquisition				38,360

Goodwill recorded related to acquisition of Great Pee Dee Bancorp				$16,330

Explanation of Fair Value Adjustments
(a)
This fair value adjustment was recorded because the yields on the loans purchased from Great Pee Dee exceed the current market rates.  This amount will be amortized to reduce interest income over the remaining lives of the related loans, which have a weighted average life of approximately 6.3 years.

(b)	This fair value adjustment was recorded to write-down impaired loans assumed in the acquisition to their estimated fair market value.

(c)	This fair value adjustment was the estimated amount of additional inherent loan losses associated with non-impaired loans.

(d)	This adjustment represents the amount necessary to reduce premises and equipment from its book value on the date of acquisition to its estimated fair market value.

Index

(e)
This fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm.  This amount was recorded by the Company as an identifiable intangible asset and will be amortized as expense on a straight-line basis over the weighted average life of the core deposit base, which was estimated to be 7.4 years.

(f)	This fair value adjustment represents the net deferred tax asset associated with the other fair value adjustments made to record the transaction.

(g)
This fair value adjustment was recorded because the weighted average interest rate of Great Pee Dee’s time deposits exceeded the cost of similar wholesale funding at the time of the acquisition.  This amount will be amortized to reduce interest expense over the remaining lives of the related time deposits, which have a weighted average life of approximately 11 months.

(h)
This fair value adjustment was recorded because the interest rates of Great Pee Dee’s fixed rate borrowings exceeded current interest rates on similar borrowings.  This amount will be amortized to reduce interest expense over the remaining lives of the related borrowings, which range from 28 months to 48 months.

The following unaudited pro forma financial information presents the combined results of the Company and Great Pee Dee as if the acquisition had occurred as of January 1, 2007, after giving effect to certain adjustments, including amortization of the core deposit intangible, and related income tax effects.  The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Great Pee Dee constituted a single entity during such period.

($ in thousands, except share data)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Net interest income	$21,501	21,650	43,193	42,467
Noninterest income	5,337	5,130	10,941	9,688
Total revenue	26,838	26,780	54,134	52,155
Provision for loan losses	2,059	1,342	3,942	2,503
Noninterest expense	16,344	15,801	35,100	31,188
Income before income taxes	8,435	9,637	15,092	18,464
Income tax expense	3,157	3,644	5,888	6,984
Net income	5,278	5,993	9,204	11,480
Earnings per share
Basic	$0.32	0.36	0.56	0.70
Diluted	0.32	0.36	0.56	0.69

The above pro forma results for the six months ended June 30, 2008 include merger-related expenses and charges recorded by Great Pee Dee prior to the merger that are nonrecurring in nature and amounted to $2.9 million pretax, or $2.0 million after-tax ($0.12 per share).

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

Index

RESULTS OF OPERATIONS

Overview

Net income for the three months ended June 30, 2008 was $5,278,000, or $0.32 per diluted share.  This represents decreases of 2.6% and 13.5% in net income and diluted earnings per share, respectively, from the $5,419,000, or $0.37 per diluted share, reported in the second quarter of 2007.  For the six month period ended June 30, 2008, net income amounted to $10,807,000, or $0.70 per diluted share.  This represents an increase in net income of 4.9% and a decrease in diluted earnings per share of 1.4% from the net income of $10,305,000, or $0.71 per diluted share, reported in the first half of 2007.  The 2008 earnings reflect the impact of the acquisition of Great Pee Dee Bancorp, which had $213 million in total assets as of the acquisition date of April 1, 2008, and resulted in the issuance of 2,059,091 shares of First Bancorp common stock.

Balance Sheet Growth

During the second quarter of 2008, loans outstanding increased by $233 million while deposits increased by $95 million, with the acquisition of Great Pee Dee Bancorp accounting for the majority of the growth.  As of the April 1, 2008 acquisition, Great Pee Dee Bancorp had $189 million in loans and $148 million in deposits.  Internal loan growth (excluding Great Pee Dee) was $45 million, or 9.3% on an annualized basis, while internal deposits declined by $53 million, or 11.0% on an annualized basis.  The decrease in deposits during the quarter was concentrated in our time deposit categories, as we elected not to match competitor interest rates for many renewing time deposits.

Total assets at June 30, 2008 amounted to $2.6 billion, 18.8% higher than a year earlier.  Total loans at June 30, 2008 amounted to $2.2 billion, a 20.2% increase from a year earlier, and total deposits amounted to $2.0 billion at June 30, 2008, a 12.0% increase from a year earlier.

Net Interest Income and Net Interest Margin

Growth in loans and deposits was the primary reason for an increase in our net interest income when comparing the three and six months of 2008 to comparable periods in 2007.  Net interest income for the second quarter of 2008 amounted to $21.5 million, a 9.3% increase over the $19.7 million recorded in the second quarter of 2007.  Net interest income for the six months ended June 30, 2008 amounted to $41.3 million, a 7.1% increase over the $38.5 million recorded in the same six month period in 2007.
The impact of the growth in loans and deposits on our net interest income was partially offset by a decline in our net interest margin (tax-equivalent net interest income divided by average earning assets).  Our net interest margin for the second quarter of 2008 was 3.71%, a 32 basis point decline from the 4.03% margin realized in the second quarter of 2007 and an 8 basis point decline from the 3.79% margin realized in the first quarter of 2008.  Our net interest margin for the first six months of 2008 was 3.75% compared to 4.00% for the same six months of 2007.  Our net interest margin has been negatively impacted by the Federal Reserve lowering interest rates by a total of 325 basis points since September 2007.

Index

Provision for Loan Losses

Our provision for loan losses amounted to $2,059,000 in the second quarter of 2008 compared to $1,322,000 in the second quarter of 2007.  The provision for loan losses for the six month period ended June 30, 2008 was $3,592,000 compared to $2,443,000 recorded in the first half of 2007.  The higher 2008 amounts were due to higher loan growth and negative trends in asset quality.

Noninterest Income

Noninterest income amounted to $5.3 million for the second quarter of 2008, a 9.9% increase from the $4.9 million recorded in the second quarter of 2007.  Noninterest income for the six months ended June 30, 2008 amounted to $10.7 million, an increase of 17.8% from the $9.1 million recorded in the first half of 2007.  The increases in noninterest income in 2008 primarily relate to increases in service charges on deposit accounts.  These higher service charges were primarily associated with our customer overdraft protection program – we expanded the program in the fourth quarter of 2007 to include debit card purchases and ATM withdrawals. Previously the overdraft protection program, in which we charge a fee for honoring payments on overdrawn accounts, only applied to written checks.

We realized securities losses of $16,000 for each of the three and six month periods ended June 30, 2008 compared to gains of $487,000 for each of the comparable periods in 2007.

We recorded “other gains” of $257,000 for the six months ended June 30, 2008, which relates primarily to a gain of $306,000 related to the VISA initial public offering that occurred in March 2008, which was partially offset by miscellaneous losses.

Noninterest Expenses

Noninterest expenses amounted to $16.3 million in the second quarter of 2008, a 12.6% increase over 2007.  Noninterest expenses for the six months ended June 30, 2008 amounted to $31.1 million, an 8.6% increase from the $28.6 million recorded in the first six months of 2007.  These increases are primarily attributable to our growth, including the April 1, 2008 acquisition of Great Pee Dee.  Additionally, we recorded FDIC insurance expense of $262,000 and $507,000 for the three and six month periods ended June 30, 2008, respectively, compared to none for the same periods in 2007, as a result of the FDIC recently beginning to charge for FDIC insurance again in order to replenish its reserves.

Index

Our effective tax rate was 37%-38% for each of the three and six month periods ended June 30, 2008 and 2007.

Our annualized return on average assets for the second quarter of 2008 was 0.85% compared to 1.03% for the second quarter of 2007.  Our annualized return on average assets for the six months ended June 30, 2008 was 0.91% compared to 0.99% for the first half of 2007.

Our annualized return on average equity for the second quarter of 2008 was 9.75% compared to 12.85% for the second quarter of 2007.  Our annualized return on average equity for the six months ended June 30, 2008 was 10.97% compared to 12.38% for the first half of 2007.

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets.  Net interest income for the three month period ended June 30, 2008 amounted to $21,501,000, an increase of $1,823,000, or 9.3%, from the $19,678,000 recorded in the second quarter of 2007.  Net interest income on a taxable equivalent basis for the three months ended June 30, 2008 amounted to $21,664,000, an increase of $1,846,000, or 9.3%, from the $19,818,000 recorded in the second quarter of 2007.  We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended June 30,
($ in thousands)	2008	2007
Net interest income, as reported	$21,501	19,678
Tax-equivalent adjustment	163	140
Net interest income, tax-equivalent	$21,664	19,818

Index

Net interest income for the six months ended June 30, 2008 amounted to $41,265,000, an increase of $2,721,000, or 7.1%, from the $38,544,000 recorded in the first six months of 2007.  Net interest income on a taxable equivalent basis for the six months ended June 30, 2008 amounted to $41,592,000, an increase of $2,785,000, or 7.2%, from the $38,807,000 recorded in the first six months of 2007.

	Six Months Ended June,
($ in thousands)	2008	2007
Net interest income, as reported	$41,265	38,544
Tax-equivalent adjustment	327	263
Net interest income, tax-equivalent	$41,592	38,807

There are two primary factors that cause changes in the amount of net interest income we record - 1) growth in loans and deposits and 2) our net interest margin.  For the three and six months ended June 30, 2008, the increases in net interest income over the comparable periods in 2007 were due to growth in loans and deposits, as our net interest margins in 2008 have been lower than in the comparable periods of 2007.  Our net interest margin of 3.71% in the second quarter of 2008 was lower than the 4.03% recorded in the second quarter of 2007.  For the six months ended June 30, 2008 and 2007, our net interest margin was 3.75% and 4.00%, respectively.  Our net interest margin has been negatively impacted by the Federal Reserve lowering interest rates by a total of 325 basis points since September 2007.  When interest rates are lowered, our net interest margin declines, at least temporarily, as most of our adjustable rate loans reprice downward immediately by the amount of the Federal Reserve cut, while rates on our customers’ time deposits are fixed, and thus do not adjust downward until they mature.  Also, for many of our deposit products, including time deposits that have recently matured, we have been unable to lower the interest rates we pay our customers by the full 325 basis point interest rate decrease due to competitive pressures.  Additionally, some of our deposit accounts had rates lower than 3.25% prior to the rate cuts, and thus could not be reduced by 325 basis points.

Index

 The following tables present net interest income analysis on a tax-equivalent basis for the three and six month periods ended June 30, 2008 and 2007.

	For the Three Months Ended June 30,
	2008			2007
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,144,694	6.53%	$34,814	$1,783,794	7.76%	$34,492
Taxable securities	148,429	5.10%	1,882	128,795	5.00%	1,606
Non-taxable securities (2)	16,274	8.01%	324	13,381	8.27%	276
Short-term investments	40,737	2.72%	276	47,578	5.76%	683
Total interest-earning assets	2,350,134	6.38%	37,296	1,973,548	7.53%	37,057

Cash and due from banks	41,628			40,401
Premises and equipment	50,198			45,276
Other assets	68,531			57,302
Total assets	$2,510,491			$2,116,527

Liabilities
NOW accounts	$203,140	0.20%	$103	$195,402	0.40%	$195
Money market accounts	313,829	2.23%	1,742	231,838	3.37%	1,948
Savings accounts	133,925	1.74%	579	107,299	1.58%	424
Time deposits >$100,000	538,131	4.13%	5,523	436,355	5.08%	5,524
Other time deposits	602,045	3.92%	5,863	567,337	4.70%	6,647
Total interest-bearing deposits	1,791,070	3.10%	13,810	1,538,231	3.84%	14,738
Securities sold under agreements to repurchase	40,470	1.74%	175	42,361	3.86%	408
Borrowings	199,957	3.31%	1,647	124,207	6.76%	2,093
Total interest-bearing liabilities	2,031,497	3.09%	15,632	1,704,799	4.06%	17,239

Non-interest-bearing deposits	241,831			224,979
Other liabilities	19,459			17,580
Shareholders equity	217,704			169,169
Total liabilities and shareholders’ equity	$2,510,491			$2,116,527

Net yield on interest-earning assets and net interest income		3.71%	$21,664		4.03%	$19,818
Interest rate spread		3.29%			3.47%

Average prime rate		5.08%			8.25%

(1)           Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2)
Includes tax-equivalent adjustments of $163,000 and $140,000 in 2008 and 2007, respectively, to reflect the tax benefit that the Company received related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status.  This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Index

	For the Six Months Ended June 30,
	2008			2007
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,030,011	6.81%	$68,753	$1,770,320	7.71%	$67,703
Taxable securities	139,392	5.25%	3,639	127,137	4.99%	3,145
Non-taxable securities (2)	16,499	8.00%	656	13,209	8.12%	532
Short-term investments	45,862	3.15%	719	45,964	5.86%	1,336
Total interest-earning assets	2,231,764	6.65%	73,767	1,956,630	7.49%	72,716

Cash and due from banks	40,057			39,232
Premises and equipment	48,074			44,819
Other assets	62,562			57,770
Total assets	$2,382,457			$2,098,451

Liabilities
NOW accounts	$196,579	0.21%	$206	$192,787	0.40%	$387
Money market accounts	292,249	2.46%	3,580	222,983	3.28%	3,630
Savings accounts	119,251	1.63%	964	106,337	1.53%	807
Time deposits >$100,000	515,738	4.41%	11,298	433,546	5.05%	10,860
Other time deposits	586,198	4.17%	12,162	563,635	4.66%	13,033
Total interest-bearing deposits	1,710,015	3.32%	28,210	1,519,288	3.81%	28,717
Securities sold under agreements to repurchase	39,458	2.35%	462	43,092	3.84%	820
Borrowings	179,857	3.92%	3,503	130,632	6.75%	4,372
Total interest-bearing liabilities	1,929,330	3.35%	32,175	1,693,012	4.04%	33,909

Non-interest-bearing deposits	235,554			218,686
Other liabilities	19,422			18,850
Shareholders equity	198,151			167,903
Total liabilities and shareholders’ equity	$2,382,457			$2,098,451

Net yield on interest-earning assets and net interest income		3.75%	$41,592		4.00%	$38,807
Interest rate spread		3.30%			3.45%

Average prime rate		5.65%			8.25%

(1)           Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2)
Includes tax-equivalent adjustments of $327,000 and $263,000 in 2008 and 2007, respectively, to reflect the tax benefit that the Company received related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status.  This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the second quarter of 2008 were $2.145 billion, which was 20.2% higher than the average loans outstanding for the second quarter of 2007 ($1.784 billion).  Average loans outstanding for the six months ended June 30, 2008 were $2.030 billion, which was 14.7% higher than the average loans outstanding for the six months ended June 30, 2007 ($1.770 billion).

Average total deposits outstanding for the second quarter of 2008 were $2.033 billion, which was 15.3% higher than the average deposits outstanding for the second quarter of 2007 ($1.763 billion).  Average deposits outstanding for the six months ended June 30, 2008 were $1.946 billion, which was 11.9% higher than the average deposits outstanding for the six months ended June 30, 2007 ($1.738 billion).  Generally, we can reinvest funds from deposits at higher yields than the interest rate being paid on those deposits, and therefore increases in deposits typically result in higher amounts of net interest income.

Index

A majority of the increases in loans and deposits came as a result of the acquisition of Great Pee Dee.  As of the April 1, 2008 acquisition, Great Pee Dee had $188 million in loans and $148 million in deposits.  See additional discussion regarding the nature of the growth in loans and deposits in the section entitled “Financial Condition” below.  The effect of the higher amounts of average loans and deposits was to increase net interest income in 2008.

As derived from the table above, in comparing second quarter 2008 to second quarter 2007, the yield earned on loans, our primary earning asset, decreased by 123 basis points (from 7.76% to 6.53%) while the average rate paid on other time deposits, our largest deposit category, only decreased by 78 basis points (from 4.70% to 3.92%).  In comparing the six months ended June 30, 2008 to the same period in 2007, the yield earned on loans decreased by 90 basis points (from 7.71% to 6.81%), while the average rate paid on other time deposits decreased by only 49 basis points (from 4.66% to 4.17%).  The difference in these decreases negatively impacted our net interest margin and was due to both the lag in the ability to reprice time deposits until they mature, and competitive pressures that prevented us from lowering the interest rate paid on maturing time deposits by the full amount of the Federal Reserve interest rate cuts (as discussed above).

During the second quarter of 2008, we recorded non-cash net interest income purchase accounting adjustments related to the Great Pee Dee acquisition totaling $366,000, which increased net interest income.  These adjustments were primarily related to recording the Great Pee Dee time deposit portfolio at fair market value.  This adjustment to time deposits was $1.1 million and is being amortized to reduce interest expense over a total of eleven months, or $100,000 per month, until March 2009.

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

Our provisions for loan losses increased when comparing the three and six months ended June 30, 2008 to the comparable periods of 2007.  The provision for loan losses for the second quarter of 2008 was $2,059,000 compared to $1,322,000 for the second quarter of 2007.  The provision for loan losses for the six month periods ended June 30, 2008 and June 30, 2007 amounted to $3,592,000 and $2,443,000, respectively.  The higher 2008 amounts were due to higher loan growth and negative trends in asset quality, as discussed in the following three paragraphs.

Our internal loan growth (excluding Great Pee Dee) in the second quarter of 2008 was $45 million compared to $26 million in the comparable quarter of 2007.  For the six months ended June 30, 2008, our internal loan growth was $85 million, compared to $62 million in the first half of 2007.

Although we have no subprime exposure, we have experienced increases in delinquencies and classified assets consistent with current economic conditions.  At June 30, 2008, our nonperforming assets were $20.5 million compared to $12.1 million at March 31, 2008 and $8.3 million at June 30, 2007.  The acquisition of Great Pee Dee accounted for $4.1 million of the $8.4 million increase in nonperforming assets from March 31, 2008.  The $4.1 million in nonperforming assets associated with Great Pee Dee is net of $4.7 million in direct write-downs of impaired loan balances that we recorded in accordance with applicable accounting requirements.

Our nonperforming assets to total assets ratio was 0.78% at June 30, 2008 compared to 0.51% at March 31, 2008 and 0.38% at June 30, 2007.  Although our level of nonperforming assets has increased over the past twelve months, it remains more favorable than that of our peers based on public information available.  According to Federal Reserve data, the ratio of nonperforming assets to total assets for all bank holding companies with between $1 billion and $3 billion in assets at March 31, 2008 (the most recent information available) was 1.26% compared to our ratio of 0.51% as of that same date.

Noninterest income amounted to $5,337,000 in the second quarter of 2008, a 9.9% increase from the $4,857,000 recorded in the second quarter of 2007.  Noninterest income for the six months ended June 30, 2008 amounted to $10,712,000, an increase of 17.8% from the $9,093,000 recorded in the first half of 2007.  The primary reason for the increase was a 51% and 46% increase in service charges on deposit accounts for the three and six months ended June 30, 2008, respectively.

Index

These higher service charges were primarily associated with our customer overdraft protection program – we expanded the program in the fourth quarter of 2007 to include debit card purchases and ATM withdrawals.  Previously the overdraft protection program, in which we charge a fee for honoring payments on overdrawn accounts, only applied to written checks.  Noninterest income was also affected by securities gains (losses) and other gains (losses) as described below.

We recorded securities losses of $16,000 in the second quarter of 2008 compared to securities gains of $487,000 in the second quarter of 2007.  The securities gains recorded in 2007 related to the sales of two corporate bonds that we believed had an attractive fair market value and also as a means to record income.

The line item “Other gains (losses)” reflects a net loss of $28,000 in the second quarter of 2008 compared to a net gain of $115,000 in the second quarter of 2007.  For the six months ended June 30, 2008, this same line item reflects a net gain of $257,000 compared to a net gain of $82,000 in the first half of 2007.  The variances in “other gains (losses)” in 2008 compared to 2007 relate to two main items:  1) during the first quarter of 2008, we recorded a gain of $306,000 related to the VISA initial public offering that occurred in March 2008 and 2) during the first half of 2007, we recorded “other gains” in the amount of $190,000 ($50,000 in the first quarter of 2007 and $140,000 in the second quarter) as a result of finalizing a 2006 merchant credit card exposure that incurred less loss than we originally estimated.

Noninterest expenses amounted to $16,344,000 in the second quarter of 2008, a 12.6% increase over the $14,510,000 recorded in the comparable period of 2007.  Noninterest expenses for the six months ended June 30, 2008 amounted to $31,115,000, an 8.6% increase from the $28,640,000 recorded in the first six months of 2007.  The increase in noninterest expenses is primarily attributable to costs associated with our overall growth in loans, deposits and branch network, including the April 1, 2008 acquisition of Great Pee Dee.  Additionally, we recorded FDIC insurance expense of $262,000 and $507,000 for the three and six month periods ended June 30, 2008, respectively, compared to none for the same periods in 2007, as a result of the FDIC recently beginning to charge for FDIC insurance again in order to replenish its reserves.

The provision for income taxes was $3,157,000 in the second quarter of 2008, an effective tax rate of 37.4%, compared to $3,284,000 in the second quarter of 2007, an effective tax rate of 37.7%.  The provision for income taxes was $6,463,000 for the six months ended June 30, 2008, an effective tax rate of 37.4%, compared to $6,249,000 for the six months ended June 30, 2007, an effective tax rate of 37.7%.  We expect our effective tax rate to remain at approximately 37-38% for the foreseeable future.

The Consolidated Statements of Comprehensive Income reflect other comprehensive losses of $1,884,000 and $889,000 for the three and six months ended June 30, 2008, respectively, compared to other comprehensive losses amounting to $916,000 and $698,000 for the comparable periods in 2007, respectively.  The primary component of other comprehensive income/loss for the periods presented was changes in unrealized holding gains/losses of our available for sale securities.  Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase.  Market yields for fixed rate bonds increased significantly during the second quarter of 2008 as a result of the turbulent credit markets.

Index

FINANCIAL CONDITION

Total assets at June 30, 2008 amounted to $2.62 billion, 18.8% higher than a year earlier.  Total loans at June 30, 2008 amounted to $2.17 billion, a 20.2% increase from a year earlier, and total deposits amounted to $2.02 billion at June 30, 2008, a 12.0% increase from a year earlier.

The following tables present information regarding the nature of our growth for the twelve months ended June 30, 2008 and for the first six months of 2008.

July 1, 2007 to June 30, 2008	Balance at beginning of period	Internal Growth	Growth from Acquisitions	Balance at end of period	Total percentage growth	Percentage growth, excluding acquisitions
	($ in thousands)

Loans	$1,802,308	175,997	188,535	2,166,840	20.2%	9.8%

Deposits - Noninterest bearing	$239,640	(7,870)	8,436	240,206	0.2%	-3.3%
Deposits - NOW	193,907	(3,947)	10,395	200,355	3.3%	-2.0%
Deposits - Money market	241,460	71,304	15,061	327,825	35.8%	29.5%
Deposits - Savings	104,925	28,716	2,588	136,229	29.8%	27.4%
Deposits - Time>$100,000	449,873	12,139	63,229	525,241	16.8%	2.7%
Deposits - Time<$100,000	570,756	(32,135)	48,000	586,621	2.8%	-5.6%
Total deposits	$1,800,561	68,207	147,709	2,016,477	12.0%	3.8%

January 1, 2008 to June 30, 2008
Loans	$1,894,295	84,010	188,535	2,166,840	14.4%	4.4%

Deposits - Noninterest bearing	$232,141	(371)	8,436	240,206	3.5%	-0.2%
Deposits - NOW	192,785	(2,825)	10,395	200,355	3.9%	-1.5%
Deposits - Money market	264,653	48,111	15,061	327,825	23.9%	18.2%
Deposits - Savings	100,955	32,686	2,588	136,229	34.9%	32.4%
Deposits - Time>$100,000	479,176	(17,164)	63,229	525,241	9.6%	-3.6%
Deposits - Time<$100,000	568,567	(29,946)	48,000	586,621	3.2%	-5.3%
Total deposits	$1,838,277	30,491	147,709	2,016,477	9.7%	1.7%

As derived from the table above, for the twelve months preceding June 30, 2008, our loans increased by $365 million, or 20.2%, of which $176 million was internal growth and $189 million was from the acquisition of Great Pee Dee Bancorp that occurred early in the second quarter of 2008.  Over that same period, deposits increased $216 million, or 12.0%, of which $68 million was internal growth and $148 million was from the acquisition of Great Pee Dee.  For the first half of 2008, loans increased by $273 million, or 14.4%, and deposits increased by $178 million, or 9.7%.

The increase in the “Savings” category for both time periods shown was impacted by a $27 million deposit that was made by a single customer in March 2008 and is expected to remain in our bank only temporarily.  Excluding that account, our deposits would have increased by $189 million, or 10.5%, for the twelve months ended June 30, 2008, and our deposits would have increased $151 million, or 8.2% during the first six months of 2008.  The high growth in money market accounts is due to the continued growth of a premium money market account that pays premium interest rates.  The general declines in time deposits are due our management’s decision not to match high promotional time deposit rates being offered by several of our competitors.

The mix of our loan portfolio remains substantially the same at June 30, 2008 compared to December 31, 2007, with approximately 87% of our loans being real estate loans, 9% being commercial, financial, and agricultural loans, and the remaining 4% being consumer installment loans.  The majority of our real estate loans

Index

are personal and commercial loans where real estate provides additional security for the loan.

The following table provides additional information regarding our mix of loans.

($ in thousands)	June 30, 2008		December 31, 2007		June 30, 2007
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial, financial, and agricultural	$200,926	9%	172,530	9%	165,120	9%
Real estate – construction, land development & other land loans	407,484	19%	383,973	20%	312,036	17%
Real estate – mortgage – residential (1-4 family) first mortgages	608,854	28%	514,329	27%	541,107	30%
Real estate – mortgage – home equity loans / lines of credit	243,835	11%	209,852	11%	205,137	11%
Real estate – mortgage – commercial and other	618,396	29%	528,590	28%	497,408	28%
Installment loans to individuals	87,112	4%	84,875	5%	81,456	5%
Subtotal	2,166,607	100%	1,894,149	100%	1,802,264	100%
Unamortized net deferred loan costs	233		146		44
Loans, including deferred loan costs	$2,166,840		1,894,295		1,802,308

The above loan groupings are generally consistent with regulatory report requirements except that the company classifies $60 million in loans secured by manufactured homes with land as “Real estate – mortgage residential (1-4 family) first mortgages” in the table above whereas these loans are required by our regulators to be classified in the category entitled “Real estate – construction, land development & other.”

Nonperforming and Impaired Assets

Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, and other real estate.  Nonperforming assets are summarized as follows:

($ in thousands)	June 30, 2008	December 31, 2007	June 30, 2007

Nonperforming loans:
Nonaccrual loans (1)	$17,588	7,807	6,457
Accruing loans > 90 days past due	–	–	–
Total nonperforming loans	17,588	7,807	6,457
Other real estate	2,934	3,042	1,830
Total nonperforming assets	$20,522	10,849	8,287

Nonperforming loans to total loans	0.81%	0.41%	0.36%
Nonperforming assets as a percentage of loans and other real estate	0.95%	0.57%	0.46%
Nonperforming assets to total assets	0.78%	0.47%	0.38%
Allowance for loan losses to total loans	1.20%	1.13%	1.12%

(1) At June 30, 2008, the Company is committed to fund an additional $1.1 million for a construction loan relationship that is on nonaccrual status.

We have reviewed the collateral for the nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

Although we have no subprime exposure, we have experienced increases in delinquencies and classified assets consistent with current economic conditions.  At June 30, 2008, our nonperforming assets were $20.5 million compared to $12.1 million at March 31, 2008 and $8.3 million at June 30, 2007.  The acquisition of Great

Index

Pee Dee accounted for $4.1 million of the $8.4 million increase in nonperforming assets from March 31, 2008.  The $4.1 million in nonperforming assets associated with Great Pee Dee is net of $4.7 million in direct write-downs of impaired loan balances that we recorded in accordance with applicable accounting requirements.

At June 30, 2008, our largest nonaccrual loan relationship amounted to $1.9 million, and the largest carrying amount of any single piece of other real estate amounted to $425,500.

The following table presents information related to our loans that are considered to be impaired in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.”  See Note 6 to the consolidated financial statements for additional discussion.

($ in thousands)	As of /for the six months ended June 30, 2008	As of /for the twelve months ended December 31, 2007	As of /for the six months ended June 30, 2007

Impaired loans at period end (1)	$15,571	3,883	2,884
Average amount of impaired loans for period	7,947	3,161	2,810
Allowance for loan losses related to impaired loans at period end	1,300	751	856
Amount of impaired loans with no related allowance at period end (2)	9,199	1,982	627
(1)   The Company is committed to fund an additional $1.1 million for one of its impaired loan relationships (which is also on nonaccrual status).
(2)   Includes $4.1 million in net loans acquired in the Great Pee Dee acquisition that have already been written down by $4.7 million from a total loan balance of $8.8 million.  In accordance with applicable accounting requirements, no allowance for loan losses was established for these loans at the date of acquisition.  Instead they were reduced to fair market value by recording a direct write-off of the loan balance.

All of the impaired loans noted in the table above were on nonaccrual status at each respective period end except that at June 30, 2008, a $4.0 million loan that is classified as an impaired loan due to a restructured interest rate was performing as agreed and was on accruing status.  For the periods noted above, we recognized no interest income on any impaired loans during the period that they were considered to be impaired.

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

Our provision for loan losses amounted to $2,059,000 in the second quarter of 2008 compared to $1,322,000 in the second quarter of 2007.  The provision for loan losses for the six month period ended June 30, 2008 was $3,592,000 compared to $2,443,000 recorded in the first half of 2007.  The higher 2008 amounts were due to higher loan growth and negative trends in asset quality as previously discussed.

In the second quarter of 2008, we recorded $784,000 in net charge-offs, which amounted to 0.15% annualized net charge-offs to average loans, compared to $695,000 (0.16%) in the second quarter of 2007.  For the six month periods ended June 30, 2008 and 2007, our annualized net charge-offs to average loans ratios were 16 basis points and 15 basis points, respectively. Our ratio of nonperforming assets to total assets was 0.78% at June 30, 2008 compared to 0.38% at June 30, 2007.

Index

At June 30, 2008, the allowance for loan losses amounted to $26,061,000, compared to $21,324,000 at December 31, 2007 and $20,104,000 at June 30, 2007.  The allowance for loan losses as a percentage of total loans was 1.20% at June 30, 2008, 1.13% at December 31, 2007, and 1.12% at June 30, 2007.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses and value of other real estate.  Such agencies may require us to recognize adjustments to the allowance or the carrying value of other real estate based on their judgments about information available at the time of their examinations.

For the periods indicated, the following table summarizes our balances of loans outstanding, average loans outstanding, changes in the allowance for loan losses arising from charge-offs and recoveries, additions to the allowance for loan losses that have been charged to expense, and additions that were recorded related to acquisitions.

	Six Months Ended June 30,	Twelve Months Ended December 31,	Six Months Ended June 30,
($ in thousands)	2008	2007	2007

Loans outstanding at end of period	$2,166,840	1,894,295	1,802,308
Average amount of loans outstanding	$2,030,011	1,808,219	1,770,320

Allowance for loan losses, at beginning of period	$21,324	18,947	18,947

Loans charged-off:
Commercial, financial and agricultural	(105)	(982)	(527)
Real estate - mortgage	(905)	(982)	(371)
Installment loans to individuals	(528)	(894)	(435)
Overdraft protection	(343)	(319)	(140)
Total charge-offs	(1,881)	(3,177)	(1,473)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	25	49	24
Real estate - mortgage	96	66	32
Installment loans to individuals	36	148	87
Overdraft protection	75	74	44
Total recoveries	232	337	187
Net charge-offs	(1,649)	(2,840)	(1,286)

Additions to the allowance charged to expense	3,592	5,217	2,443
Additions related to loans assumed in corporate acquisitions	2,794	–	–

Allowance for loan losses, at end of period	$26,061	21,324	20,104

Ratios:
Net charge-offs (annualized) as a percent of average loans	0.16%	0.16%	0.15%
Allowance for loan losses as a percent of loans at end of period	1.20%	1.13%	1.12%

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at June 30, 2008, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2007.

Index

Liquidity, Commitments, and Contingencies

Our liquidity is determined by our ability to convert assets to cash or acquire alternative sources of funds to meet the needs of our customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate our business on an ongoing basis.  Our primary internal liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments.  Our securities portfolio is comprised almost entirely of readily marketable securities, which could also be sold to provide cash.

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources - 1) an approximately $531 million line of credit with the Federal Home Loan Bank (of which $258 million was outstanding at June 30, 2008), 2) a $70 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at June 30, 2008), and 3) an approximately $126 million line of credit through the Federal Reserve Bank of Richmond’s discount window (none of which was outstanding at June 30, 2008).  In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was further reduced by $55 million and $40 million at June 30, 2008 and December 31, 2007, respectively, as a result of the Company pledging letters of credit for public deposits at each of those dates.  Unused and available lines of credit amounted to $414 million at June 30, 2008 compared to $256 million at December 31, 2007.

Our liquidity decreased slightly during the first half of 2008 primarily as a result of our acquisition of Great Pee Dee.  Great Pee Dee had a loan to deposit ratio of 128% on the date of acquisition.  Our loan to deposit ratio was 107.5% at June 30, 2008 compared to 103.0% at December 31, 2007.  The level of our liquid assets (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) as a percentage of deposits, securities sold under agreements to repurchase and borrowings was 13.9% at June 30, 2008 compared to 15.1% at December 31, 2007.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics.  We have not engaged in derivative activities through June 30, 2008, and have no current plans to do so.

Index

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

We must comply with regulatory capital requirements established by the FED and FDIC.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  These capital standards require us to maintain minimum ratios of “Tier 1” capital to total risk-weighted assets and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.  Tier 1 capital is comprised of total shareholders’ equity calculated in accordance with generally accepted accounting principles, excluding accumulated other comprehensive income (loss), less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which is our allowance for loan losses.  Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in FED and FDIC regulations.

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

At June 30, 2008, our capital ratios exceeded the regulatory minimum ratios discussed above.  The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	June 30, 2008	December 31, 2007	June 30, 2007
Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	9.32%	9.17%	10.10%
Minimum required Tier I capital	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	10.54%	10.30%	11.77%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted most recent quarter average assets	8.16%	8.00%	8.59%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

In November 2007 we elected to redeem $20.6 million of trust preferred securities due to their high interest rate.  Due to unfavorable market conditions, we elected to fund the redemption not with new trust preferred securities, which was our original intent, but rather with a third-party line of credit, which does not qualify as regulatory capital.  This redemption reduced our regulatory capital by $20 million and reduced each of our regulatory capital ratios by approximately 100 basis points.  The acquisition of Great Pee Dee Bancorp on April 1, 2008 increased our capital ratios slightly.

Index

Our bank subsidiary is also subject to similar capital requirements as those discussed above.  The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above.  At June 30, 2008, our bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary, since January 1, 2008.  In Virginia, First Bank does business as “First Bank of Virginia.”

•
On April 1, 2008, we announced the completion of the merger acquisition of Great Pee Dee Bancorp, Inc. Great Pee Dee was the holding company for Sentry Bank & Trust, a three-branch community bank headquartered in Cheraw, South Carolina, with offices in Cheraw and Florence, South Carolina. Great Pee Dee had total assets of $213 million, total loans of $188 million, and total deposits of $148 million. The conversion of Sentry Bank & Trust to First Bank occurred on May 16, 2008.

•
On March 10, 2008, First Bank of Virginia opened a full-service bank branch in Fort Chiswell, Virginia at 131 Ivanhoe Road (Max Meadows, Virginia). This represents our fifth branch located in southwestern Virginia.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first six months of 2008.  At June 30, 2008, we had approximately 235,000 shares available for repurchase under existing authority from our board of directors.  We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations.  See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings.  Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities.  It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations.  Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates.  Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin).  Over the past five calendar years, our net interest margin has ranged from a low of 4.00% (realized in 2007) to a high of 4.52% (realized in 2003).  During that five year period, the prime rate of interest ranged from a low of 4.00% to a high of 8.25%.  Our net interest margin for the six-month period ended June 30, 2008 was 3.75%.

Using stated maturities for all instruments except mortgage-backed securities (which are allocated to the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at June 30, 2008, we had $629 million more in interest-bearing liabilities than earning assets that are subject to interest rate changes within one year.  This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment.  However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions.  Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products.  For example, included in interest-bearing liabilities subject to interest rate changes within one year at June 30, 2008 were deposits totaling $665 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management.  These types of deposits historically have not repriced with or in the same proportion as general market indicators.

Overall we believe that in the near term (twelve months), net interest income will not likely experience significant downward pressure from rising interest rates.  Similarly, we would not expect a significant increase in near term net interest income from falling interest rates.  Generally, when rates change, our interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while our interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change.  In the short-term (less than six months), this results in us being asset-sensitive, meaning that our net interest income benefits from an increase in interest rates and is negatively impacted by a decrease in interest rates. However, in the twelve-month horizon, the impact of having a higher level of interest-sensitive liabilities lessens the short-term effects of changes in interest rates.

From September 18, 2007 to June 30, 2008, the Federal Reserve reduced interest rates by a total of 325 basis points.  As noted above, our net interest margin is negatively impacted, at least in the short-term, by reductions in interest rates.  In addition to the initial normal decline in net interest margin that we experience when interest rates are reduced (as discussed above), the cumulative impact of the magnitude of the 325 basis points in interest rate cuts is expected to amplify and lengthen the negative impact on our net interest margin in 2008 and possibly beyond.  This is primarily due to our inability to cut a large portion of our interest-bearing deposits by any significant amount due to their already near-zero interest rate.  Also, for many of our deposit products, including time deposits that have recently matured, we have been unable to lower the interest rates we pay our customers by the full 325 basis point interest rate decrease due to competitive pressures.

Index

For the reasons noted above, our net interest margin declined in the first six months of 2008.  Our net interest margin was 3.71% in the second quarter of 2008, an 8 basis point decrease from the 3.79% recorded in the first quarter of 2008, and a 32 basis point decrease from the 4.03% recorded in the second quarter of 2007.  Assuming no further Federal Reserve interest rate changes, we expect our net interest margin to stabilize in the third quarter of 2008 as maturing time deposits reprice at lower interest rates.

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

Index

Part II.  Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2008 to April 30, 2008	-	-	-	234,667
May 1, 2008 to May 31, 2008	-	-	-	234,667
June 1, 2008 to June 30, 2008	-	-	-	234,667
Total	-	-	─	234,667	(2)

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

(2)
The table above does not include shares that were used by option holders to satisfy the exercise price of the call options we issued to our employees and directors pursuant to our stock option plans.  In May 2008, a total of 4,482 shares of our common stock, with a weighted average market price of $17.96 per share, were used to satisfy an exercise of options.

Index

Item 4 - Submission of Matters to a Vote of Security Holders

The following proposals were considered and acted upon at our annual meeting of shareholders held on May 15, 2008:

Proposal 1
A proposal to elect sixteen (16) nominees to the Board of Directors to serve until the 2009 annual meeting of shareholders, or until their successors are elected and qualified.

Nominee	Voted For	Withheld Authority
Jack D. Briggs	11,989,001	251,466
R. Walton Brown	11,992,056	248,412
David L. Burns	11,949,616	290,851
John F. Burns	11,888,186	352,282
Mary Clara Capel	11,954,493	285,975
James C. Crawford, III	11,956,614	283,854
James G. Hudson, Jr.	11,974,827	265,641
Jerry L. Ocheltree	11,980,090	260,377
George R. Perkins, Jr.	11,986,247	254,220
Thomas F. Philips	11,893,496	346,971
Frederick L. Taylor II	11,960,716	279,751
Virginia C. Thomasson	11,995,642	244,825
Goldie Wallace	11,966,039	274,428
A. Jordan Washburn	11,987,463	253,005
Dennis A. Wicker	11,983,806	256,662
John C. Willis	11,994,969	245,499

Proposal 2

A proposal to ratify the appointment of Elliott Davis, PLLC as our independent auditors for 2008.

For 12,006,325	Against 141,035	Abstain 93,106

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

4	Form of Common Stock Certificate was filed as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

10	Material Contracts

10.a	Employment Agreement between the Company and John S. Long dated April 1, 2008. (*)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

August 8, 2008	BY: /s/ Jerry L. Ocheltree
Jerry L. Ocheltree
President, Chief Executive
Officer
(Principal Executive Officer),
Treasurer and Director

August 8, 2008	BY: /s/ Anna G. Hollers
Anna G. Hollers
Executive Vice President,
Chief Operating Officer
and Secretary

August 8, 2008	BY: /s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer