Form 10-Q
period 2008-09-30
FIRST BANCORP /NC/
filed 2008-11-10
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2008

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

The number of shares of the registrant's Common Stock outstanding on November 1, 2008 was 16,546,964.

INDEX
FIRST BANCORP AND SUBSIDIARIES

Part I.  Financial Information
Item 1 - Financial Statements

First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands-unaudited)	September 30, 2008	December 31, 2007 (audited)	September 30, 2007

ASSETS
Cash & due from banks, noninterest-bearing	$86,825	31,455	36,352
Due from banks, interest-bearing	83,105	111,591	114,824
Federal funds sold	8,779	23,554	33,438
Total cash and cash equivalents	178,709	166,600	184,614

Securities available for sale (costs of $169,425, $135,028, and $140,993)	166,364	135,114	139,738

Securities held to maturity (fair values of $15,885, $16,649, and $13,643)	16,123	16,640	13,652

Presold mortgages in process of settlement	2,468	1,668	4,136

Loans	2,211,678	1,894,295	1,838,346
Less: Allowance for loan losses	(27,928)	(21,324)	(20,631)
Net loans	2,183,750	1,872,971	1,817,715

Premises and equipment	51,334	46,050	46,123
Accrued interest receivable	12,945	12,961	13,157
Goodwill	65,835	49,505	49,505
Other intangible assets	2,052	1,515	1,608
Other	21,086	14,225	14,015
Total assets	$2,700,666	2,317,249	2,284,263

LIABILITIES
Deposits: Demand - noninterest-bearing	$235,334	232,141	229,727
NOW accounts	197,942	192,785	193,577
Money market accounts	315,492	264,653	250,036
Savings accounts	124,227	100,955	105,328
Time deposits of $100,000 or more	562,736	479,176	468,565
Other time deposits	587,091	568,567	571,675
Total deposits	2,022,822	1,838,277	1,818,908
Repurchase agreements	49,008	39,695	39,059
Borrowings	387,390	242,394	233,013
Accrued interest payable	5,449	6,010	6,156
Other liabilities	16,643	16,803	16,357
Total liabilities	2,481,312	2,143,179	2,113,493

Commitments and contingencies	-	-	-

SHAREHOLDERS’ EQUITY
Common stock, No par value per share
Issued and outstanding: 16,522,581, 14,377,981, and 14,375,303 shares	95,352	56,302	56,256
Retained earnings	130,100	122,102	119,073
Accumulated other comprehensive income (loss)	(6,098)	(4,334)	(4,559)
Total shareholders’ equity	219,354	174,070	170,770
Total liabilities and shareholders’ equity	$2,700,666	2,317,249	2,284,263

See notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share data-unaudited)	2008	2007	2008	2007

INTEREST INCOME
Interest and fees on loans	$35,556	35,717	104,309	103,420
Interest on investment securities:
Taxable interest income	1,867	1,605	5,506	4,750
Tax-exempt interest income	155	138	484	407
Other, principally overnight investments	211	715	930	2,051
Total interest income	37,789	38,175	111,229	110,628

INTEREST EXPENSE
Savings, NOW and money market	2,546	2,831	7,296	7,655
Time deposits of $100,000 or more	5,047	5,908	16,345	16,768
Other time deposits	5,131	6,789	17,293	19,822
Other, primarily borrowings	2,280	2,470	6,245	7,662
Total interest expense	15,004	17,998	47,179	51,907

Net interest income	22,785	20,177	64,050	58,721
Provision for loan losses	2,851	1,299	6,443	3,742
Net interest income after provision
for loan losses	19,934	18,878	57,607	54,979

NONINTEREST INCOME
Service charges on deposit accounts	3,610	2,323	10,148	6,800
Other service charges, commissions and fees	1,190	1,273	3,812	3,798
Fees from presold mortgages	199	230	657	849
Commissions from sales of insurance and financial products	419	374	1,174	1,177
Data processing fees	42	52	140	152
Securities gains (losses)	2	-	(14)	487
Other gains (losses)	(28)	25	229	107
Total noninterest income	5,434	4,277	16,146	13,370

NONINTEREST EXPENSES
Salaries	7,173	6,494	21,016	19,372
Employee benefits	1,734	1,836	5,574	5,598
Total personnel expense	8,907	8,330	26,590	24,970
Net occupancy expense	1,063	949	3,074	2,809
Equipment related expenses	1,034	953	3,074	2,830
Intangibles amortization	107	93	309	281
Other operating expenses	4,359	3,616	13,538	11,691
Total noninterest expenses	15,470	13,941	46,585	42,581

Income before income taxes	9,898	9,214	27,168	25,768
Income taxes	3,701	3,471	10,164	9,720

NET INCOME	$6,197	5,743	17,004	16,048

Earnings per share:
Basic	$0.38	0.40	1.08	1.12
Diluted	0.37	0.40	1.07	1.11

Dividends declared per share	$0.19	0.19	0.57	0.57

Weighted average common shares outstanding:
Basic	16,515,507	14,391,739	15,789,027	14,378,787
Diluted	16,539,179	14,462,266	15,846,966	14,474,673

See notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands-unaudited)	2008	2007	2008	2007

Net income	$6,197	5,743	17,004	16,048
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	(1,485)	1,002	(3,161)	92
Tax benefit (expense)	579	(391)	1,233	(36)
Reclassification to realized (gains) losses	(2)	-	14	(487)
Tax expense (benefit)	1	-	(6)	190
Postretirement Plans:
Amortization of unrecognized net actuarial loss	46	117	232	351
Tax expense	(18)	(45)	(91)	(137)
Amortization of prior service cost and transition obligation	7	10	25	30
Tax expense	(3)	(4)	(10)	(12)
Other comprehensive income (loss)	(875)	689	(1,764)	(9)
Comprehensive income	$5,322	6,432	15,240	16,039

See notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock		Retained	Accumulated Other Comprehensive	Share- holders’
(In thousands, except per share - unaudited)	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2007	14,353	$56,035	111,220	(4,550)	162,705

Net income			16,048		16,048
Cash dividends declared ($0.57 per share)			(8,195)		(8,195)
Common stock issued under stock option plan	49	538			538
Purchases and retirement of common stock	(27)	(532)			(532)
Tax benefit realized from exercise of nonqualified stock options	-	36			36
Stock-based compensation	-	179			179
Other comprehensive loss				(9)	(9)

Balances, September 30, 2007	14,375	$56,256	119,073	(4,559)	170,770

Balances, January 1, 2008	14,378	$56,302	122,102	(4,334)	174,070

Net income			17,004		17,004
Cash dividends declared ($0.57 per share)			(9,006)		(9,006)
Common stock issued under stock option plan	35	441			441
Common stock issued into dividend reinvestment plan	51	833			833
Common stock issued in acquisition	2,059	37,605			37,605
Tax benefit realized from exercise of nonqualified stock options	-	28			28
Stock-based compensation	-	143			143
Other comprehensive loss				(1,764)	(1,764)

Balances, September 30, 2008	16,523	$95,352	130,100	(6,098)	219,354

See notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
($ in thousands-unaudited)	2008	2007
Cash Flows From Operating Activities
Net income	$17,004	16,048
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	6,443	3,742
Net security premium amortization (discount accretion)	(101)	54
Net purchase accounting adjustments - discount accretion	(732)	–
Loss (gain) on sale of securities available for sale	14	(487)
Other gains	(229)	(107)
Increase in net deferred loan fees and costs	(106)	(35)
Depreciation of premises and equipment	2,582	2,437
Stock-based compensation expense	143	179
Amortization of intangible assets	309	281
Deferred income tax benefit	(1,282)	(918)
Originations of presold mortgages in process of settlement	(46,594)	(56,093)
Proceeds from sales of presold mortgages in process of settlement	45,794	56,723
Decrease (increase) in accrued interest receivable	997	(999)
Decrease in other assets	2,188	1,135
Increase (decrease) in accrued interest payable	(864)	507
Decrease in other liabilities	(670)	(2,567)
Net cash provided by operating activities	24,896	19,900

Cash Flows From Investing Activities
Purchases of securities available for sale	(126,357)	(65,093)
Purchases of securities held to maturity	(1,305)	(2,123)
Proceeds from maturities/issuer calls of securities available for sale	106,573	51,103
Proceeds from maturities/issuer calls of securities held to maturity	2,157	1,577
Proceeds from sales of securities available for sale	503	4,185
Net increase in loans	(139,806)	(101,550)
Proceeds from sales of foreclosed real estate	2,547	1,095
Purchases of premises and equipment	(3,572)	(5,010)
Net cash received in acquisition of Great Pee Dee Bancorp	2,461	–
Net cash used by investing activities	(156,799)	(115,816)

Cash Flows From Financing Activities
Net increase in deposits and repurchase agreements	46,743	119,012
Proceeds from borrowings, net	104,565	23,000
Cash dividends paid	(8,598)	(8,192)
Proceeds from issuance of common stock	1,274	538
Purchases and retirement of common stock	–	(532)
Tax benefit from exercise of nonqualified stock options	28	36
Net cash provided by financing activities	144,012	133,862

Increase in Cash and Cash Equivalents	12,109	37,946
Cash and Cash Equivalents, Beginning of Period	166,600	146,668

Cash and Cash Equivalents, End of Period	$178,709	184,614

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$48,043	51,400
Income taxes	11,514	12,714
Non-cash transactions:
Unrealized loss on securities available for sale, net of taxes	(1,920)	(241)
Foreclosed loans transferred to other real estate	4,057	1,582
Common stock issued in acquisition	37,605	—

See notes to consolidated financial statements.

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended September 30, 2008 and 2007

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2008 and 2007 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 2008 and 2007.  All such adjustments were of a normal, recurring nature.  Reference is made to the 2007 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (Statement 159).  This statement permits, but does not require, entities to measure many financial instruments at fair value.  The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.  This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments.  One exception is demand deposit liabilities, which are explicitly excluded from qualifying for the fair value option.  With respect to FASB Statement No. 115, available for sale and held to maturity securities held at the effective date of Statement 159 are eligible for the fair value option at that date.  If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date will be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities.  Statement 159 became effective for the Company on January 1, 2008.  Upon adoption, the Company elected not to expand its use of fair value accounting.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (Statement 141(R)) which replaces Statement 141, “Business Combinations.”  Statement 141(R) retains the fundamental requirement in Statement 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination.  Statement 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control.  Statement 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values.  This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense.  This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this Statement will impact the Company’s accounting for and reporting of acquisitions completed after January 1, 2009.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and early adoption is prohibited.  Accordingly, FSP 142-3 is effective for the Company on January 1, 2009.  The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

Note 3 – Reclassifications

Certain amounts reported in the period ended September 30, 2007 have been reclassified to conform to the presentation for September 30, 2008.  These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 – Equity-Based Compensation Plans

At September 30, 2008, the Company had the following equity-based compensation plans:  the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, the First Bancorp 1994 Stock Option Plan, and three plans that were assumed from acquired entities.  The Company’s shareholders approved all equity-based compensation plans, except for those assumed from acquired companies.  The First Bancorp 2007 Equity Plan became effective upon the approval of shareholders on May 2, 2007.  As of September 30, 2008, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

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

Prior to the June 17, 2008 grant, stock option grants to employees generally had five-year vesting schedules (20% vesting each year) and had been irregular, generally falling into three categories - 1) to attract and retain new employees, 2) to recognize changes in responsibilities of existing employees, and 3) to periodically reward exemplary performance.  Compensation expense associated with these types of grants is recorded pro-ratably over the vesting period.  As it relates to directors, the Company has historically granted 2,250 vested stock options to each of the Company’s non-employee directors in June of each year, and expects to continue doing so for the foreseeable future.  Compensation expense associated with these director grants is recognized on the date of grant since there are no vesting conditions.

The June 17, 2008 grant of a combination of performance units and stock options has both performance conditions (earnings per share targets) and service conditions that must be met in order to vest.  The 262,599 stock options and 81,337 performance units represent the maximum amount of options and performance units that could vest if the Company achieves specified maximum goals for earnings per share during the three annual performance periods ending on December 31, 2008, 2009, and 2010.  Up to one-third of the total number of options and performance units granted will vest annually as of December 31 of each year beginning in 2010, if (1) the Company achieves specific EPS goals during the corresponding performance period and (2) the executive or key employee continues employment for a period of two years beyond the corresponding performance period.  Compensation expense for this grant will be recorded over the various service periods based on the estimated number of options and performance units that are probable to vest.  If the awards do not vest, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.

Under the terms of the Predecessor Plans and the 2007 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years.  The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).

At September 30, 2008, there were 846,010 options outstanding related to the three First Bancorp plans with exercise prices ranging from $9.75 to $22.12.  At September 30, 2008, there were 777,313 shares remaining available for grant under the First Bancorp 2007 Equity Plan.  The Company also has three stock option plans as a result of assuming plans of acquired companies.  At September 30, 2008, there were 107,766 stock options outstanding in connection with these plans, with option prices ranging from $10.66 to $15.66.

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

The Company recorded no stock-based compensation expense for the three-month period ended September 30, 2008 and recorded stock-based compensation expense of $12,000 for the same period in 2007.  For the nine-month periods ended September 30, 2008 and 2007, the Company recorded stock-based compensation expense of $143,000 and $179,000, respectively, most of which was classified as “other operating expenses” on the Consolidated Statements of Income.  The Company recognized no income tax benefits in the income statement related to stock-based compensation for the three-month periods ended September 30, 2008 and 2007.  The Company recognized $53,000 and $56,000 of income tax benefits in the income statement for the first nine months of 2008 and 2007, respectively.  The compensation expense recorded relates primarily to the grants of 2,250 options to each non-employee director of the Company in June of each year with no vesting requirements.  Stock-based compensation expense is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows.

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

As discussed above, the Company’s share grants for the first nine months of 2008 were grants of 1) 5,000 incentive stock options to an executive officer on April 1, 2008, 2) 29,250 stock options to non-employee directors on June 1, 2008 (2,250 options per director), and 3) 262,599 stock options and 81,337 performance units to 19 senior officers on June 17, 2008.  The per share weighted-average fair value for the stock option grants listed above was $5.09 on the date of the grant using the following weighted average assumptions:

Nine months ended September 30, 2008
Expected dividend yield	4.58%
Risk-free interest rate	4.17%
Expected life	9.7 years
Expected volatility	34.65%

The Company’s only option grants for the first nine months of 2007 were grants of 24,750 options to non-employee directors on June 1, 2007 (2,250 options per director).  The per share weighted-average fair value of options granted during the nine months ended September 30, 2007 was $5.80 on the date of the grant using the following assumptions:

Nine months ended September 30, 2007
Expected dividend yield	3.88%
Risk-free interest rate	4.92%
Expected life	7 years
Expected volatility	32.91%

The following table presents information regarding the activity during the first nine months of 2008 for all of the Company’s stock options outstanding:

	All Options Outstanding
Nine months ended September 30, 2008	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at the beginning of the period	607,982	$17.38
Granted during the period	296,849	16.63
Assumed in corporate acquisition	88,409	14.39
Exercised during the period	(39,464)	13.46
Forfeited or expired during the period	–	–
Outstanding at end of period	953,776	$17.03	5.7	$99
Exercisable at September 30, 2008	684,677	$17.18	4.1	$0

The Company received $441,000 and $538,000 as a result of stock option exercises during the nine months ended September 30, 2008 and 2007, respectively.  The intrinsic value of the stock options exercised during the nine months ended September 30, 2008 and 2007 was $183,000 and $509,000, respectively.  The Company recorded $28,000 and $36,000 in associated tax benefits from the exercise of nonqualified stock options during the nine months ended September 30, 2008 and 2007, respectively.

As discussed above, the Company granted 81,337 performance units to 19 senior officers on June 17, 2008.  Each performance unit represents the right to acquire one share of the Company’s common stock upon satisfaction of the vesting conditions (discussed above).  The fair market value of the Company’s common stock on the grant date was $16.53 per share.  The following table presents information regarding the activity during the first nine months of 2008 related to the Company’s performance units outstanding:

	Nonvested Performance Units
Nine months ended September 30, 2008	Number of Units	Weighted- Average Grant-Date Fair Value
Nonvested at the beginning of the period	–	$–
Granted during the period	81,337	16.53
Vested during the period	–	–
Forfeited or expired during the period	–	–
Nonvested at end of period	81,337	$16.53

At September 30, 2008, the Company had $30,000 of unrecognized compensation costs related to unvested stock options that have vesting requirements based solely on service conditions.  The cost is expected to be amortized over a weighted-average life of 3.3 years, with $9,000 being expensed in each of 2009 and 2010 and $6,000 being expensed in each of 2011 and 2012.  At September 30, 2008, the Company had $2.7 million in unrecognized compensation expense associated with the June 17, 2008 award grant that has both performance conditions and service conditions.  The Company currently believes that it is probable that none of these awards will vest and therefore none of the unrecognized compensation cost is expected to be recognized.

Note 5 – Earnings Per Share

     Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding.  Diluted earnings per share includes the potentially dilutive effects of the Company’s stock option plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

	For the Three Months Ended September 30,
	2008			2007
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income	$6,197	16,515,507	$0.38	$5,743	14,391,739	$0.40

Effect of Dilutive Securities	-	23,672		-	70,527

Diluted EPS	$6,197	16,539,179	$0.37	$5,743	14,462,266	$0.40

	For the Nine Months Ended September 30,
	2008			2007
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income	$17,004	15,789,027	$1.08	$16,048	14,378,787	$1.12

Effect of Dilutive Securities	-	57,939		-	95,886

Diluted EPS	$17,004	15,846,966	$1.07	$16,048	14,474,673	$1.11

For the three and nine months ended September 30, 2008, there were 582,879 and 202,480 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period.  For the three and nine months ended September 30, 2007, there were 271,230 and 214,980 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period.  Antidilutive options have been omitted from the calculation of diluted earnings per share for the respective periods.

Note 6 – Asset Quality Information

Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate.  Nonperforming assets are summarized as follows:

($ in thousands)	September 30, 2008	December 31, 2007	September 30, 2007

Nonperforming loans:
Nonaccrual loans	$19,558	7,807	6,941
Accruing loans > 90 days past due	–	–	–
Total nonperforming loans	19,558	7,807	6,941
Other real estate	4,565	3,042	2,058
Total nonperforming assets	$24,123	10,849	8,999

Nonperforming loans to total loans	0.88%	0.41%	0.38%
Nonperforming assets as a percentage of loans and other real estate	1.09%	0.57%	0.49%
Nonperforming assets to total assets	0.89%	0.47%	0.39%
Allowance for loan losses to total loans	1.26%	1.13%	1.12%

The following table presents information related to impaired loans, as defined by Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.”

($ in thousands)	As of /for the nine months ended September 30, 2008	As of /for the twelve months ended December 31, 2007	As of /for the nine months ended September 30, 2007

Impaired loans at period end	$16,749	3,883	3,493
Average amount of impaired loans for period	10,148	3,161	2,981
Allowance for loan losses related to impaired loans at period end	2,583	751	1,055
Amount of impaired loans with no related allowance at period end (1)	11,309	1,982	1,210
 (1)  Includes $4.3 million in net loans acquired in an acquisition that have already been written down by $4.7 million from a total loan balance of $9.0 million.  See the following paragraph for additional discussion.

As discussed in Note 12, the Company completed a corporate acquisition on April 1, 2008.  The Company determined that gross loan balances totaling $9.0 million were impaired on the date of acquisition.  The estimated fair value of these impaired loans was determined to be $4.3 million.  Accordingly, the Company wrote the gross balances down by $4.7 million in connection with the recording of the transaction.  All of these acquired impaired loans are on nonaccrual basis and are currently being accounted for under the cost recovery method of accounting, in which all payments received will be credited to the remaining carrying balance of the loan.  Since the date of acquisition, there have been no amounts received in excess of the initial carrying amount of any of these impaired loans.

All of the impaired loans noted in the table above were on nonaccrual status at each respective period end except that at September 30, 2008, a $4.0 million loan that is classified as an impaired loan due to a restructured interest rate was performing as agreed and was on accruing status.

Note 7 – Deferred Loan Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan costs of approximately $252,000, $146,000, and $62,000 at September 30, 2008, December 31, 2007, and September 30, 2007, respectively.

Note 8 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of September 30, 2008, December 31, 2007, and September 30, 2007 and the carrying amount of unamortized intangible assets as of those same dates.

	September 30, 2008		December 31, 2007		September 30, 2007
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$394	203	394	179	394	171
Core deposit premiums	3,792	1,930	2,945	1,645	2,945	1,560
Total	$4,186	2,133	3,339	1,824	3,339	1,731

Unamortizable intangible assets:
Goodwill	$65,835		49,505		49,505

Amortization expense totaled $107,000 and $93,000 for the three months ended September 30, 2008 and 2007, respectively.  Amortization expense totaled $309,000 and $281,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

The Company recorded pension expense totaling $543,000 and $674,000 for the three months ended September 30, 2008 and 2007, respectively, related to the Pension Plan and the SERP Plan.  The following table contains the components of the pension expense.

	For the Three Months Ended September 30,
	2008	2007	2008	2007	2008 Total	2007 Total
(in thousands)	Pension Plan	Pension Plan	SERP Plan	SERP Plan	Both Plans	Both Plans
Service cost – benefits earned during the period	$367	385	118	120	485	505
Interest cost	304	292	62	62	366	354
Expected return on plan assets	(361)	(329)	─	─	(361)	(329)
Amortization of transition obligation	─	─	─	─	─	─
Amortization of net (gain)/loss	36	111	10	25	46	136
Amortization of prior service cost	3	3	4	5	7	8
Net periodic pension cost	$349	462	194	212	543	674

The Company recorded pension expense totaling $1,755,000 and $1,811,000 for the nine months ended September 30, 2008 and 2007, respectively, related to the Pension Plan and the SERP Plan.  The following table contains the components of the pension expense.

	For the Nine Months Ended September 30,
	2008	2007	2008	2007	2008 Total	2007 Total
(in thousands)	Pension Plan	Pension Plan	SERP Plan	SERP Plan	Both Plans	Both Plans
Service cost – benefits earned during the period	$1,117	1,105	336	311	1,453	1,416
Interest cost	928	825	202	181	1,130	1,006
Expected return on plan assets	(1,085)	(974)	─	─	(1,085)	(974)
Amortization of transition obligation	2	─	─	─	2	─
Amortization of net (gain)/loss	188	268	44	66	232	334
Amortization of prior service cost	9	9	14	20	23	29
Net periodic pension cost	$1,159	1,233	596	578	1,755	1,811

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to ensure that the Pension Plan exceeds minimum funding standards at all times according to standards established by the Internal Revenue Service.  The contributions are invested to provide for benefits under the Pension Plan.  The Company estimates that its contribution to the Pension Plan will be $1.4 million during 2008.

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

Note 10 – Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income.  Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards.  The components of accumulated other comprehensive income for the Company are as follows:

	September 30, 2008	December 31, 2007	September 30, 2007
Unrealized gain (loss) on securities available for sale	$(3,061)	86	(1,255)
Deferred tax asset (liability)	1,194	(34)	490
Net unrealized gain (loss) on securities available for sale	(1,867)	52	(765)

Additional pension liability	(6,984)	(7,240)	(6,268)
Deferred tax asset	2,753	2,854	2,474
Net additional pension liability	(4,231)	(4,386)	(3,794)

Total accumulated other comprehensive income (loss)	$(6,098)	(4,334)	(4,559)

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

     The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at September 30, 2008.

($ in thousands)
Description of Financial Instruments	Fair Value at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$166,364	$547	$165,817	$—
Impaired loans	16,749	—	16,749	—

     The following is a description of the valuation methodologies used for instruments measured at fair value.

Securities available for sale — When quoted market prices are available in an active market, the securities are classified as Level 1 in the valuation hierarchy.  Level 1 securities for the Company include certain equity securities. If quoted market prices are not available, but fair values can be estimated by observing quoted prices of securities with similar characteristics, the securities are classified as Level 2 on the valuation hierarchy.  For the Company, Level 2 securities include mortgage backed securities, collateralized mortgage obligations, government sponsored entity securities, and corporate bonds.   In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

     For the three and nine months ended September 30, 2008, the decrease in the fair value of securities available for sale was $1,487,000 and $3,147,000, respectively, which is included in other comprehensive income (net of taxes of $580,000 and $1,227,000, respectively).  Fair value measurement methods at September 30, 2008 are consistent with those used in prior reporting periods.

Note 12 – Acquisition of Great Pee Dee Bancorp, Inc.

On April 1, 2008 the Company completed the acquisition of Great Pee Dee Bancorp, Inc. (Great Pee Dee). The results of Great Pee Dee are included in First Bancorp’s results for the periods ended September 30, 2008 beginning on the April 1, 2008 acquisition date.

Great Pee Dee was the parent company of Sentry Bank and Trust (Sentry), a South Carolina community bank with one branch in Florence, South Carolina and two branches in Cheraw, South Carolina.  Great Pee Dee had $213 million in total assets as of the date of acquisition.  This acquisition represented a natural extension of the Company’s market area with Sentry’s Cheraw offices being in close proximity to the Company’s Rockingham, North Carolina branch and Sentry’s Florence office being in close proximity to existing branches in Dillon and Latta, South Carolina.  The Company’s primary reason for the acquisition was to expand into a contiguous market with facilities, operations and experienced staff in place.  The Company agreed to a purchase price that resulted in recognition of goodwill primarily due to the reasons just noted, as well as the generally positive earnings of Great Pee Dee.  The terms of the agreement called for shareholders of Great Pee Dee to receive 1.15 shares of First Bancorp stock for each share of Great Pee Dee stock they owned.  The transaction was completed on April 1, 2008 with the Company issuing 2,059,091 shares of common stock that were valued at approximately $37.0 million and assuming employee stock options with a fair market value of approximately $0.6 million.  The value of the stock issued was determined using a Company stock price of $17.98, which was the average of the daily closing price of the Company’s stock for the five trading days closest to the July 12, 2007 announcement of the execution of the definitive merger agreement. The value of the employee stock options assumed was determined using the Black-Scholes option-pricing model.

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

($ in thousands)	As Recorded by Great Pee Dee	Fair Value Adjustments		As Recorded by First Bancorp
Assets
Cash and cash equivalents	$3,242	–		3,242
Securities	15,364	–		15,364
Loans, gross	187,309	1,226	(a)	183,840
		(4,695	)(b)
Allowance for loan losses	(2,353)	(805	)(c)	(3,158)
Premises and equipment	5,060	(708	)(d)	4,352
Core deposit intangible	355	492	(e)	847
Other	4,285	2,690	(f)	6,975
Total	213,262	(1,800)		211,462

Liabilities
Deposits	$146,611	1,098	(g)	147,709
Borrowings	39,337	1,328	(h)	40,665
Other	1,058	–		1,058
Total	187,006	2,426		189,432

Net identifiable assets acquired				22,030

Total cost of acquisition
Value of stock issued		$37,022
Value of assumed options		587
Direct costs of acquisition		751
Total cost of acquisition				38,360

Goodwill recorded related to acquisition of Great Pee Dee Bancorp				$16,330

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

($ in thousands, except share data)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net interest income	$22,785	22,255	65,978	64,722
Noninterest income	5,434	4,552	16,375	14,240
Total revenue	28,219	26,807	82,353	78,962
Provision for loan losses	2,851	1,366	6,793	3,870
Noninterest expense	15,470	15,503	50,570	46,691
Income before income taxes	9,898	9,938	24,990	28,401
Income tax expense	3,701	3,868	9,589	10,852
Net income	6,197	6,070	15,401	17,549
Earnings per share
Basic	$0.38	0.37	0.93	1.07
Diluted	0.37	0.37	0.93	1.06

The above pro forma results for the nine months ended September 30, 2008 include merger-related expenses and charges recorded by Great Pee Dee prior to the merger that are nonrecurring in nature and amounted to $2.9 million pretax, or $2.0 million after-tax ($0.12 per share). The pro forma results for the three and nine month periods ended September 30, 2007 each include nonrecurring merger-related expenses of $304,000 (pretax and after-tax), or $0.02 per share.

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

RESULTS OF OPERATIONS

Overview

Net income for the third quarter of 2008 amounted to $6,197,000, or $0.37 per diluted share.  This represents an increase in net income of 7.9% and a decrease in diluted earnings per share of 7.5% from the $5,743,000, or $0.40 per diluted share, reported in the third quarter of 2007.  For the nine months ended September 30, 2008, net income amounted to $17,004,000, or $1.07 per diluted share.  This represents an increase in net income of 6.0% and a decrease in diluted earnings per share of 3.6% from the net income of $16,048,000, or $1.11 per diluted share, reported for the first nine months of 2007.  The 2008 earnings reflect the impact of the acquisition of Great Pee Dee Bancorp, which had $213 million in total assets as of the acquisition date of April 1, 2008, and resulted in the issuance of 2,059,091 shares of First Bancorp common stock.

Net Interest Income and Net Interest Margin

Net interest income for the third quarter of 2008 amounted to $22.8 million, a 12.9% increase over the $20.2 million recorded in the third quarter of 2007.  Net interest income for the nine months ended September 30, 2008 amounted to $64.1 million, a 9.1% increase over the $58.7 million recorded in the same nine month period in 2007.

The impact of growth in loans and deposits on net interest income was partially offset by a decline in our net interest margin (tax-equivalent net interest income divided by average earning assets).  Our net interest margin for the third quarter of 2008 was 3.79%, a 21 basis point decline from the 4.00% margin realized in the third quarter of 2007.  Our net interest margin for the first nine months of 2008 was 3.76% compared to 4.00% for the same nine months of 2007.  Our net interest margin has been negatively impacted by the Federal Reserve lowering interest rates by a total of 325 basis points from September 2007 to September 2008.

Our net interest margin of 3.79% realized for the third quarter of 2008 was an eight basis point increase from the margin realized in the second quarter of 2008.  With no changes in the prime rate of interest during the third quarter of 2008, this margin increase was primarily due to our ability to reprice time deposits that matured during the quarter at lower interest rates.

Provision for Loan Losses

Our provision for loan losses amounted to $2,851,000 in the third quarter of 2008 compared to $1,299,000 in the third quarter of 2007.  The provision for loan losses for the nine month period ended September 30, 2008 was $6,443,000 compared to $3,742,000 recorded in the first nine months of 2007.  The higher provisions in 2008 are primarily related to negative trends in asset quality.

Noninterest Income

Noninterest income amounted to $5.4 million for the third quarter of 2008, a 27.1% increase from the $4.3 million recorded in the third quarter of 2007.  Noninterest income for the nine months ended September 30, 2008 amounted to $16.1 million, an increase of 20.8% from the $13.4 million recorded in the first nine months of 2007.  The increases in noninterest income in 2008 primarily relate to increases in service charges on deposit accounts.  These higher service charges were primarily associated with our customer overdraft protection program – we expanded the program in the fourth quarter of 2007 to include debit card purchases and ATM withdrawals. Previously the overdraft protection program, in which we charge a fee for honoring payments on overdrawn accounts, only applied to written checks.

Noninterest Expenses

Noninterest expenses amounted to $15.5 million in the third quarter of 2008, an 11.0% increase over 2007.  Noninterest expenses for the nine months ended September 30, 2008 amounted to $46.6 million, a 9.4% increase from the $42.6 million recorded in the first nine months of 2007.  These increases are primarily attributable to our growth, including the April 1, 2008 acquisition of Great Pee Dee.  Additionally, we recorded FDIC insurance expense of $337,000 and $839,000 for the three and nine month periods ended September 30, 2008, respectively, compared to none for the same periods in 2007, as a result of the FDIC recently beginning to charge for FDIC insurance again in order to replenish its reserves.

Our effective tax rate was 37%-38% for each of the three and nine month periods ended September 30, 2008 and 2007.

Our annualized return on average assets for the third quarter of 2008 was 0.96% compared to 1.06% for the third quarter of 2007.  Our annualized return on average assets for the nine months ended September 30, 2008 was 0.93% compared to 1.01% for the first nine months of 2007.

Our annualized return on average equity for the third quarter of 2008 was 11.09% compared to 13.25% for the third quarter of 2007.  Our annualized return on average equity for the nine months ended September 30, 2008 was 11.02% compared to 12.68% for the first nine months of 2007.

Balance Sheet Growth

During the third quarter of 2008, loans outstanding increased by $45 million, or 8.3% annualized, while deposits increased by $6 million, or 1.3% annualized.  Our growth in deposits during the quarter was concentrated in brokered CD’s, which had interest rates meaningfully lower than the interest rates being offered by several local competitors in our marketplace.  Our brokered CD’s amounted to $47 million at September 30, 2008 compared to $22 million at June 30, 2008.  The $47 million in brokered CD’s at September 30, 2008 represented just 2.3% of our total deposits.

Total assets at September 30, 2008 amounted to $2.7 billion, 18.2% higher than a year earlier.  Total loans at September 30, 2008 amounted to $2.2 billion, a 20.3% increase from a year earlier, and total deposits amounted to $2.0 billion at September 30, 2008, an 11.2% increase from a year earlier.  We completed the acquisition of Great Pee Dee Bancorp on April 1, 2008, which had $187 million in loans, $148 million in deposits, and $213 million in assets.

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets.  Net interest income for the three month period ended September 30, 2008 amounted to $22,785,000, an increase of $2,608,000, or 12.9%, from the $20,177,000 recorded in the third quarter of 2007.  Net interest income on a taxable equivalent basis for the three months ended September 30, 2008 amounted to $22,950,000, an increase of $2,637,000, or 13.0%, from the $20,313,000 recorded in the third quarter of 2007.  We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended September 30,
($ in thousands)	2008	2007
Net interest income, as reported	$22,785	20,177
Tax-equivalent adjustment	165	136
Net interest income, tax-equivalent	$22,950	20,313

Net interest income for the nine months ended September 30, 2008 amounted to $64,050,000, an increase of $5,329,000, or 9.1%, from the $58,721,000 recorded in the first nine months of 2007.  Net interest income on a taxable equivalent basis for the nine months ended September 30, 2008 amounted to $64,543,000, an increase of $5,423,000, or 9.2%, from the $59,120,000 recorded in the first nine months of 2007.

	Nine Months Ended September 30,
($ in thousands)	2008	2007
Net interest income, as reported	$64,050	58,721
Tax-equivalent adjustment	493	399
Net interest income, tax-equivalent	$64,543	59,120

There are two primary factors that cause changes in the amount of net interest income that we record - 1) growth in loans and deposits, and 2) our net interest margin (tax-equivalent net interest income divided by average earning assets).  For the three and nine months ended September 30, 2008, the increases in net interest income over the comparable periods in 2007 were due to growth in loans and deposits, as our net interest margins in 2008 have been lower than in the comparable periods of 2007.  Our net interest margin of 3.79% in the third quarter of 2008 was lower than the 4.00% recorded in the third quarter of 2007.  For the nine months ended September 30, 2008 and 2007, our net interest margin was 3.76% and 4.00%, respectively.  Our net interest margin has been negatively impacted by the Federal Reserve lowering interest rates by a total of 325 basis points from September 2007 to September 2008.  When interest rates are lowered, our net interest margin declines, at least temporarily, as most of our adjustable rate loans reprice downward immediately by the amount of the Federal Reserve cut, while rates on our customers’ time deposits are fixed, and thus do not adjust downward until they mature.  Also, for many of our deposit products, including time deposits that have recently matured, we have been unable to lower the interest rates we pay our customers by the full 325 basis point interest rate decrease due to competitive pressures.  Additionally, some of our deposit accounts had rates lower than 3.25% prior to the rate cuts, and thus could not be reduced by 325 basis points.

 The following tables present net interest income analysis on a taxable-equivalent basis for the three and nine month periods ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,
	2008			2007
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,195,971	6.44%	$35,556	$1,819,253	7.79%	$35,717
Taxable securities	161,589	4.60%	1,867	133,644	4.76%	1,605
Non-taxable securities (2)	15,983	7.96%	320	13,506	8.05%	274
Short-term investments	38,494	2.18%	211	50,077	5.66%	715
Total interest-earning assets	2,412,037	6.26%	37,954	2,016,480	7.54%	38,311

Cash and due from banks	39,076			39,055
Premises and equipment	51,053			45,779
Other assets	67,901			55,841
Total assets	$2,570,067			$2,157,155

Liabilities
NOW accounts	$197,710	0.19%	$94	$191,389	0.39%	$187
Money market accounts	326,995	2.28%	1,876	249,104	3.47%	2,176
Savings accounts	133,672	1.71%	576	107,312	1.73%	468
Time deposits >$100,000	539,657	3.72%	5,047	463,525	5.06%	5,908
Other time deposits	584,137	3.49%	5,131	570,958	4.72%	6,789
Total interest-bearing deposits	1,782,171	2.84%	12,724	1,582,288	3.89%	15,528
Securities sold under agreements to repurchase	39,293	1.96%	194	34,410	3.78%	328
Borrowings	270,865	3.06%	2,086	124,797	6.81%	2,142
Total interest-bearing liabilities	2,092,329	2.85%	15,004	1,741,495	4.10%	17,998

Non-interest-bearing deposits	236,142			226,180
Other liabilities	19,359			17,533
Shareholders’ equity	222,237			171,947
Total liabilities and shareholders’ equity	$2,570,067			$2,157,155

Net yield on interest-earning assets and net interest income		3.79%	$22,950		4.00%	$20,313
Interest rate spread		3.41%			3.44%

Average prime rate		5.00%			8.18%
(1)           Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2)
Includes tax-equivalent adjustments of $165,000 and $136,000 in 2008 and 2007, respectively, to reflect the tax benefit that the Company receives related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status.  This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

	For the Nine Months Ended September 30,
	2008			2007
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,085,331	6.68%	$104,309	$1,786,631	7.74%	$103,420
Taxable securities	146,791	5.01%	5,506	129,306	4.91%	4,750
Non-taxable securities (2)	16,327	7.98%	977	13,308	8.11%	806
Short-term investments	43,406	2.86%	930	47,335	5.79%	2,051
Total interest-earning assets	2,291,855	6.51%	111,722	1,976,580	7.51%	111,027

Cash and due from banks	39,730			39,173
Premises and equipment	49,067			45,139
Other assets	64,341			57,127
Total assets	$2,444,993			$2,118,019

Liabilities
NOW accounts	$196,956	0.20%	$300	$192,321	0.40%	$574
Money market accounts	303,831	2.40%	5,456	231,690	3.35%	5,806
Savings accounts	124,058	1.66%	1,540	106,662	1.60%	1,275
Time deposits >$100,000	523,711	4.17%	16,345	443,539	5.05%	16,768
Other time deposits	585,511	3.95%	17,293	566,076	4.68%	19,822
Total interest-bearing deposits	1,734,067	3.15%	40,934	1,540,288	3.84%	44,245
Securities sold under agreements to repurchase	39,403	2.22%	656	40,198	3.82%	1,148
Other, principally borrowings	210,193	3.55%	5,589	128,687	6.77%	6,514
Total interest-bearing liabilities	1,983,663	3.18%	47,179	1,709,173	4.06%	51,907

Non-interest-bearing deposits	235,750			221,184
Other liabilities	19,401			18,411
Shareholders’ equity	206,179			169,251
Total liabilities and shareholders’ equity	$2,444,993			$2,118,019

Net yield on interest-earning assets and net interest income		3.76%	$64,543		4.00%	$59,120
Interest rate spread		3.33%			3.45%

Average prime rate		5.43%			8.23%
(1)           Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2)
Includes tax-equivalent adjustments of $493,000 and $399,000 in 2008 and 2007, respectively, to reflect the tax benefit that the Company receives related to its tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status.  This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the third quarter of 2008 were $2.196 billion, which was 20.7% higher than the average loans outstanding for the third quarter of 2007 ($1.819 billion).  Average loans outstanding for the nine months ended September 30, 2008 were $2.085 billion, which was 16.7% higher than the average loans outstanding for the nine months ended September 30, 2007 ($1.787 billion).

Average total deposits outstanding for the third quarter of 2008 were $2.018 billion, which was 11.6% higher than the average deposits outstanding for the third quarter of 2007 ($1.808 billion).  Average deposits outstanding for the nine months ended September 30, 2008 were $1.970 billion, which was 11.9% higher than the average deposits outstanding for the nine months ended September 30, 2007 ($1.761 billion).  Generally, we can reinvest funds from deposits at higher yields than the interest rate being paid on those deposits, and therefore increases in deposits typically result in higher amounts of net interest income.

A majority of the increases in loans and deposits came as a result of the acquisition of Great Pee Dee.  As of the April 1, 2008 acquisition, Great Pee Dee had $187 million in loans and $148 million in deposits.  See additional discussion regarding the nature of the growth in loans and deposits in the section entitled “Financial Condition” below.  The effect of the higher amounts of average loans and deposits was to increase net interest income in 2008.

As derived from the table above, in comparing third quarter 2008 to third quarter 2007, the yield earned on loans, our primary earning asset, decreased by 135 basis points (from 7.79% to 6.44%) while the average rate paid on other time deposits, our largest deposit category, only decreased by 123 basis points (from 4.72% to 3.49%).  In comparing the nine months ended September 30, 2008 to the same period in 2007, the yield earned on loans decreased by 106 basis points (from 7.74% to 6.68%), while the average rate paid on other time deposits decreased by only 73 basis points (from 4.68% to 3.95%).  The difference in these decreases negatively impacted our net interest margin and was due to both the lag in the ability to reprice time deposits until they mature, and competitive pressures that prevented us from lowering the interest rates paid on maturing time deposits by the full amount of the Federal Reserve interest rate cuts (as discussed above).

Another factor negatively impacting our net interest margins in 2008 was a lower proportion of our funding coming from non-interest bearing deposit accounts as a result of lower growth in this type of deposit.  Non-interest bearing deposits represented 10.1% and 10.6% of our total funding for the three and nine months ended September 30, 2008 compared to 11.5% for both the comparable periods of 2007.

During the second and third quarters of 2008, we recorded non-cash net interest income purchase accounting adjustments related to the Great Pee Dee acquisition totaling $366,000 in each quarter, which increased net interest income.  The largest of the adjustments relates to recording the Great Pee Dee time deposit portfolio at fair market value.  This adjustment was $1.1 million and is being amortized to reduce interest expense over a total of eleven months, or $100,000 per month, until March 2009.

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

Our provision for loan losses amounted to $2,851,000 in the third quarter of 2008 compared to $1,299,000 in the third quarter of 2007.  The provision for loan losses for the nine month period ended September 30, 2008 was $6,443,000 compared to $3,742,000 recorded in the first nine months of 2007.  The higher provisions in 2008 are primarily related to negative trends in asset quality, as discussed in the following paragraphs.

Although we have no subprime exposure, the current economic environment has resulted in an increase in our delinquencies and classified assets.  At September 30, 2008, our nonperforming assets were $24.1 million compared to $9.0 million at September 30, 2007.  At September 30, 2008, approximately $4.3 million of our nonaccrual loans outstanding related to loans assumed in the acquisition of Great Pee Dee.  The total amount receivable related to those loans was $9.0 million at September 30, 2008, the balances of which were written down as of the date of the acquisition by $4.7 million in accordance with applicable accounting requirements.

Our nonperforming assets to total assets ratio was 0.89% at September 30, 2008 compared to 0.39% at September 30, 2007.  Our ratio of annualized net charge-offs to average loans was 0.18% for the third quarter of 2008 compared to 0.17% in the third quarter of 2007.  For the nine months ended September 30, 2008, our ratio of annualized net charge-offs to average loans was 0.17% compared to 0.15% in the comparable period of 2007.

Although our asset quality ratios discussed above reflect unfavorable trends, they remain superior to those of our peers based on public information available.  The table below shows how our ratios compare to Federal Reserve data for all bank holding companies with between $1 billion and $3 billion in assets at June 30, 2008 (the most recent information available):

	First Bancorp	Peer Average
Nonperforming assets to total assets	0.78%	1.53%
Annualized net charge-offs to average loans	0.16%	0.39%

Noninterest income amounted to $5.4 million for the third quarter of 2008, a 27.1% increase from the $4.3 million recorded in the third quarter of 2007.  Noninterest income for the nine months ended September 30, 2008 amounted to $16.1 million, an increase of 20.8% from the $13.4 million recorded in the first nine months of 2007.  The increases in noninterest income in 2008 primarily relate to increases in service charges on deposit accounts.  These higher service charges were primarily associated with our customer overdraft protection program – we expanded the program in the fourth quarter of 2007 to include debit card purchases and ATM withdrawals. Previously the overdraft protection program, in which we charge a fee for honoring payments on overdrawn accounts, only applied to written checks.

Miscellaneous securities and other gains were negligible for both the three month periods ended September 30, 2008 and 2007.  For the nine months ended September 30, 2008, we recorded securities losses of $14,000 compared to securities gains of $487,000 for the same period in 2007.  The securities gains recorded in 2007 related to the sales of two corporate bonds that we believed had an attractive fair market value and also as a means to record income.

The line item “Other gains (losses)” reflects a net gain for the nine months ended September 30, 2008 in the amount of $229,000 compared to a net gain of $107,000 for the same period in 2007.  The variances in “other gains” in 2008 compared to 2007 relate to two main items:  1) during the first quarter of 2008, we recorded a gain of $306,000 related to the VISA initial public offering that occurred in March 2008 and 2) during the first half of 2007, we recorded “other gains” in the amount of $190,000 ($50,000 in the first quarter of 2007 and $140,000 in the second quarter) as a result of finalizing a 2006 merchant credit card exposure that incurred less loss than we originally estimated.

Noninterest expenses amounted to $15.5 million in the third quarter of 2008, an 11.0% increase over 2007.  Noninterest expenses for the nine months ended September 30, 2008 amounted to $46.6 million, a 9.4% increase from the $42.6 million recorded in the first nine months of 2007.  These increases are primarily attributable to our growth, including the April 1, 2008 acquisition of Great Pee Dee.  Additionally, we recorded FDIC insurance expense of $337,000 and $839,000 for the three and nine month periods ended September 30, 2008, respectively, compared to none for the same periods in 2007, as a result of the FDIC recently beginning to charge for FDIC insurance again in order to replenish its reserves.  Annualized noninterest expenses to average assets amounted to 2.39% and 2.55% for the three and nine months ended September 30, 2008, respectively, compared to 2.56% and 2.69% for the comparable periods of 2007, respectively.

     The provision for income taxes was $3,701,000 in the third quarter of 2008, an effective tax rate of 37.4%, compared to $3,471,000 in the third quarter of 2007, an effective tax rate of 37.7%.  The provision for income taxes was $10,164,000 for the nine months ended September 30, 2008, an effective tax rate of 37.4%, compared to $9,720,000 for the nine months ended September 30, 2008, an effective tax rate of 37.7%.  We expect our effective tax rate to remain at approximately 37-38% for the foreseeable future.

     The Consolidated Statements of Comprehensive Income reflect other comprehensive losses of $875,000 and $1,764,000 for the three and nine months ended September 30, 2008, respectively, compared to other comprehensive gains/(losses) amounting to $689,000 and ($9,000) for the comparable periods in 2007, respectively.  The primary component of other comprehensive income/loss for the periods presented was changes in unrealized holding gains/losses of our available for sale securities.  Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase.  Market yields for fixed rate bonds increased significantly during the second and third quarters of 2008 as a result of the turbulent credit markets.

FINANCIAL CONDITION

Total assets at September 30, 2008 amounted to $2.7 billion, 18.2% higher than a year earlier.  Total loans at September 30, 2008 amounted to $2.2 billion, a 20.3% increase from a year earlier, and total deposits amounted to $2.0 billion at September 30, 2008, an 11.2% increase from a year earlier.

The following tables present information regarding the nature of the Company’s growth since September 30, 2007.
October 1, 2007 to September 30, 2008	Balance at beginning of period	Internal Growth	Growth from Acquisitions	Balance at end of period	Total percentage growth	Percentage growth, excluding acquisitions
	($ in thousands)

Loans	$1,838,346	184,797	188,535	2,211,678	20.3%	10.1%

Deposits - Noninterest bearing	$229,727	(2,829)	8,436	235,334	2.4%	-1.2%
Deposits - NOW	193,577	(6,030)	10,395	197,942	2.3%	-3.1%
Deposits - Money market	250,036	50,395	15,061	315,492	26.2%	20.2%
Deposits - Savings	105,328	16,311	2,588	124,227	17.9%	15.5%
Deposits - Time>$100,000	468,565	30,942	63,229	562,736	20.1%	6.6%
Deposits - Time<$100,000	571,675	(32,584)	48,000	587,091	2.7%	-5.7%
Total deposits	$1,818,908	56,205	147,709	2,022,822	11.2%	3.1%

January 1, 2008 to September 30, 2008
Loans	$1,894,295	128,848	188,535	2,211,678	16.8%	6.8%

Deposits - Noninterest bearing	$232,141	(5,243)	8,436	235,334	1.4%	-2.3%
Deposits - NOW	192,785	(5,238)	10,395	197,942	2.7%	-2.7%
Deposits - Money market	264,653	35,778	15,061	315,492	19.2%	13.5%
Deposits - Savings	100,955	20,684	2,588	124,227	23.1%	20.5%
Deposits - Time>$100,000	479,176	20,331	63,229	562,736	17.4%	4.2%
Deposits - Time<$100,000	568,567	(29,476)	48,000	587,091	3.3%	-5.2%
Total deposits	$1,838,277	36,836	147,709	2,022,822	10.0%	2.0%

As derived from the table above, for the twelve months preceding September 30, 2008, our loans increased by $373 million, or 20.3%, of which $185 million was internal growth and $189 million was from the acquisition of Great Pee Dee Bancorp that occurred early in the second quarter of 2008.  Over that same period, deposits increased $204 million, or 11.2%, of which $56 million was internal growth and $148 million was from the acquisition of Great Pee Dee.  For the first nine months of 2008, loans increased by $317 million, or 16.8%, and deposits increased by $185 million, or 10.0%.

The high growth in money market accounts and savings accounts was due to growth of balances in specific products within these categories that pay premium interest rates.  A portion of the growth of Time Deposits > $100,000 relates to growth in brokered CD’s.  Our brokered CD’s amounted to $47 million at September 30, 2008 compared $22 million at June 30, 2008 and zero at December 31, 2007 and September 30, 2007.  We utilized brokered CD’s more heavily in the third quarter of 2008 because they had interest rates meaningfully lower than the interest rates being offered by several local competitors in our marketplace.  The $47 million in brokered CD’s at September 30, 2008 represented just 2.3% of our total deposits.  The general declines in time deposits<$100,000 were a result of our decision not to match high promotional time deposit rates being offered by several of our local competitors and, as a result, losing the deposits.

The mix of our loan portfolio remained substantially the same at September 30, 2008 compared to December 31, 2007, with approximately 88% of our loans being real estate loans, 9% being commercial, financial, and agricultural loans, and the remaining 3% being consumer installment loans.  The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

The following table provides additional information regarding our mix of loans.

($ in thousands)	September 30, 2008		December 31, 2007		September 30, 2007
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial, financial, and agricultural	$195,527	9%	172,530	9%	167,375	9%
Real estate – construction, land development & other land loans	415,042	19%	383,973	20%	338,708	18%
Real estate – mortgage – residential (1-4 family) first mortgages	623,933	28%	514,329	27%	566,971	31%
Real estate – mortgage – home equity loans / lines of credit	243,385	11%	209,852	11%	205,498	11%
Real estate – mortgage – commercial and other	657,898	30%	528,590	28%	476,992	26%
Installment loans to individuals	75,641	3%	84,875	5%	82,740	5%
Subtotal	2,211,426	100%	1,894,149	100%	1,838,284	100%
Unamortized net deferred loan costs	252		146		62
Loans, including deferred loan costs	$2,211,678		1,894,295		1,838,346

The above loan groupings are generally consistent with regulatory report requirements except that the company classifies $52 million in loans secured by manufactured homes with land as “Real estate – mortgage residential (1-4 family) first mortgages” in the table above whereas these loans are required by our regulators to be classified in the category entitled “Real estate – construction, land development & other.”

Nonperforming Assets

Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate.  Nonperforming assets are summarized as follows:

($ in thousands)	September 30, 2008	December 31, 2007	September 30, 2007

Nonperforming loans:
Nonaccrual loans	$19,558	7,807	6,941
Accruing loans > 90 days past due	–	–	–
Total nonperforming loans	19,558	7,807	6,941
Other real estate	4,565	3,042	2,058
Total nonperforming assets	$24,123	10,849	8,999

Ratios:
Nonperforming loans to total loans	0.88%	0.41%	0.38%
Nonperforming assets as a percentage of loans and other real estate	1.09%	0.57%	0.49%
Nonperforming assets to total assets	0.89%	0.47%	0.39%
Allowance for loan losses to total loans	1.26%	1.13%	1.12%

We have reviewed the collateral for the nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

Although we have no subprime exposure, we have experienced increases in delinquencies and classified assets consistent with current economic conditions.  At September 30, 2008, our nonperforming assets were $24.1 million compared to $20.5 million at June 30, 2008, $10.8 million at December 31, 2007 and $9.0 million at September 30, 2007.  At September 30, 2008, approximately $4.3 million of our nonaccrual loans outstanding related to loans assumed in the acquisition of Great Pee Dee.  The total amount receivable related to those loans was $9.0 million at September 30, 2008, the balances of which were written down as of the date of the acquisition by $4.7 million in accordance with applicable accounting requirements.

At September 30, 2008, our largest nonaccrual loan relationship amounted to $1.9 million, and the largest carrying amount of any single piece of other real estate amounted to $425,500.

The following table presents information related to our loans that are considered to be impaired in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.”  See Note 6 to the consolidated financial statements for additional discussion.

($ in thousands)	As of /for the nine months ended September 30, 2008	As of /for the twelve months ended December 31, 2007	As of /for the nine months ended September 30, 2007

Impaired loans at period end	$16,749	3,883	3,493
Average amount of impaired loans for period	10,148	3,161	2,981
Allowance for loan losses related to impaired loans at period end	2,583	751	1,055
Amount of impaired loans with no related allowance at period end (1)	11,309	1,982	1,210
 (1)  Includes $4.3 million in net loans acquired in an acquisition that have already been written down by $4.7 million from a total loan balance of $9.0 million.  See the following paragraph for additional discussion.

All of the impaired loans noted in the table above were on nonaccrual status at each respective period end except that at September 30, 2008, a $4.0 million loan that is classified as an impaired loan due to a restructured interest rate was performing as agreed and was on accruing status.  For the periods noted above, the only interest income we recognized on any impaired loan was $150,000 related to the impaired loan with the restructured interest rate.

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

Our provision for loan losses amounted to $2,851,000 in the third quarter of 2008 compared to $1,299,000 in the third quarter of 2007.  The provision for loan losses for the nine month period ended September 30, 2008 was $6,443,000 compared to $3,742,000 recorded in the first nine months of 2007.  The higher provisions in 2008 are primarily related to negative trends in asset quality, as previously discussed.

In the third quarter of 2008, we recorded $984,000 in net charge-offs, which resulted in an annualized ratio of net charge-offs to average loans of 0.18%, compared to $773,000 (0.17%) in the third quarter of 2007.  For the nine month periods ended September 30, 2008 and 2007, our annualized net charge-offs to average loans ratios were 17 basis points and 15 basis points, respectively. Our ratio of nonperforming assets to total assets was 0.89% at September 30, 2008 compared to 0.39% at September 30, 2007.

At September 30, 2008, the allowance for loan losses amounted to $27,928,000, compared to $21,324,000 at December 31, 2007 and $20,631,000 at September 30, 2007.  The allowance for loan losses as a percentage of total loans was 1.26% at September 30, 2008, 1.13% at December 31, 2007, and 1.12% at September 30, 2007.

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

	Nine Months Ended September 30,	Twelve Months Ended December 31,	Nine Months Ended September 30,
($ in thousands)	2008	2007	2007

Loans outstanding at end of period	$2,211,678	1,894,295	1,838,346
Average amount of loans outstanding	$2,085,331	1,808,219	1,786,631

Allowance for loan losses, at beginning of period	$21,324	18,947	18,947

Loans charged-off:
Commercial, financial and agricultural	(202)	(982)	(560)
Real estate - mortgage	(1,654)	(982)	(864)
Installment loans to individuals	(706)	(894)	(654)
Overdraft losses	(525)	(319)	(229)
Total charge-offs	(3,087)	(3,177)	(2,307)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	26	49	34
Real estate - mortgage	236	66	33
Installment loans to individuals	84	148	123
Overdraft losses	108	74	59
Total recoveries	454	337	249
Net charge-offs	(2,633)	(2,840)	(2,058)

Additions to the allowance charged to expense	6,443	5,217	3,742
Additions related to loans assumed in corporate acquisitions	2,794	–	–

Allowance for loan losses, at end of period	$27,928	21,324	20,631

Ratios:
Net charge-offs (annualized) as a percent of average loans	0.17%	0.16%	0.15%
Allowance for loan losses as a percent of loans at end of period	1.26%	1.13%	1.12%

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at September 30, 2008, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2007.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources - 1) an approximately $531 million line of credit with the Federal Home Loan Bank (of which $285 million was outstanding at September 30, 2008), 2) a $70 million overnight federal funds line of credit with a correspondent bank (of which $35 million was outstanding at September 30, 2008), and 3) an approximately $126 million line of credit through the Federal Reserve Bank of Richmond’s discount window (none of which was outstanding at September 30, 2008).  In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was further reduced by $55 million and $40 million at September 30, 2008 and December 31, 2007, respectively, as a result of the Company pledging letters of credit for public deposits at each of those dates.  Unused and available lines of credit amounted to $352 million at September 30, 2008 compared to $256 million at December 31, 2007.

Our liquidity decreased slightly during the first nine months of 2008 primarily as a result of our acquisition of Great Pee Dee.  Great Pee Dee had a loan to deposit ratio of 128% on the date of acquisition.  Our loan to deposit ratio was 109.3% at September 30, 2008 compared to 103.0% at December 31, 2007.  The level of our liquid assets (consisting of cash, due from banks, federal funds sold, presold mortgages in process of settlement and securities) as a percentage of deposits, securities sold under agreements to repurchase and borrowings was 14.8% at September 30, 2008 compared to 15.1% at December 31, 2007.

We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future.  We will continue to monitor our liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate. See discussion below under “Capital Resources” regarding the U.S. Department of Treasury’s Capital Purchase Program.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics.  We have not engaged in derivative activities through September 30, 2008, and have no current plans to do so.

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

At September 30, 2008, our capital ratios exceeded the regulatory minimum ratios discussed above.  The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	September 30, 2008	December 31, 2007	September 30, 2007
Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	9.29%	9.17%	10.04%
Minimum required Tier I capital	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	10.54%	10.30%	11.63%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted most recent quarter average assets	8.12%	8.00%	8.60%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

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

Our bank subsidiary is also subject to similar capital requirements as those discussed above.  The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above.  At September 30, 2008, our bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

We intend to apply to participate in the Capital Purchase Program (Program) recently announced by the United States Department of the Treasury (DOT).  To participate in the Program, an eligible financial institution must apply with its primary banking regulator(s) on or before November 14, 2008.  Our primary banking regulators are the FED and the FDIC.  The DOT, in consultation with each applicant’s primary banking regulator, will determine whether a financial institution will be permitted to participate in the Program and the amount of capital to be allocated to that financial institution.  Each financial institution selected to participate in the Program (a “participating institution”) may sell senior preferred shares to the DOT (“Program preferred shares”) in an amount not less than 1% nor more than 3% of its risk-weighted assets, as determined by the DOT.  Under these guidelines, we are permitted to apply to issue Program preferred shares generating gross proceeds to us of approximately $21 million to $65 million based on our September 30, 2008 financial statements.  We intend to apply for the maximum amount of $65 million.  If we are approved for this request, our risk-based capital ratios in the above table would each increase by 300 basis points on a pro forma basis, while our leverage ratio would increase by 260 basis points.  Please see our preliminary proxy statement filed on Schedule 14A with the Securities and Exchange Commission on November 3, 2008 for additional information on the Program, including restrictions that will be placed on us if we participate related to dividend increases, share repurchases, and executive compensation.

BUSINESS DEVELOPMENT AND OTHER MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary, since January 1, 2008.  In Virginia, First Bank does business as “First Bank of Virginia.”

•	We have no holdings of Freddie Mac or Fannie Mae preferred stock.

•
On August 8, 2008, we replaced our modular building in Mt. Pleasant, North Carolina with a new, state-of-the-art building at the same address on Highway 49 North.  With the new building, First Bank more than doubled the size of its former Mt. Pleasant Office.

•	We recently increased our mortgage loan capabilities by adding FHA and VA loans to our product line.

•	We recently completed a major expansion of our bank branch in Harmony, North Carolina.

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

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first nine months of 2008.  At September 30, 2008, we had approximately 235,000 shares available for repurchase under existing authority from our board of directors.  We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrant, subject to compliance with applicable regulations.  See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings.  Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities.  It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations.  Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates.  Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin).  Over the past five calendar years, our net interest margin has ranged from a low of 4.00% (realized in 2007) to a high of 4.52% (realized in 2003).  During that five year period, the prime rate of interest ranged from a low of 4.00% to a high of 8.25%.  Our net interest margin for the nine-month period ended September 30, 2008 was 3.76%.

Using stated maturities for all instruments except mortgage-backed securities (which are allocated to the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at September 30, 2008, we had $747 million more in interest-bearing liabilities than earning assets that are subject to interest rate changes within one year.  This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment.  However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions.  Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products.  For example, included in interest-bearing liabilities subject to interest rate changes within one year at September 30, 2008 were deposits totaling $638 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management.  These types of deposits historically have not repriced with or in the same proportion as general market indicators.

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

From September 2007 to April 2008, the Federal Reserve reduced interest rates by a total of 325 basis points.  As noted above, our net interest margin is negatively impacted, at least in the short-term, by reductions in interest rates.  In addition to the initial normal decline in net interest margin that we experience when interest rates are reduced (as discussed above), the cumulative impact of the magnitude of the 325 basis points in interest rate cuts is expected to amplify and lengthen the negative impact on our net interest margin in 2008 and possibly beyond.  This is primarily due to our inability to cut a large portion of our interest-bearing deposits by any significant amount due to their already near-zero interest rate.  Also, for many of our deposit products, including time deposits that have recently matured, we have been unable to lower the interest rates we pay our customers by the full 325 basis point interest rate decrease due to competitive pressures.

For the reasons noted above, our net interest margin declined steadily from September 2007 through April 2008 from approximately 4.00% before the interest rate cuts to 3.71% in the second quarter of 2008.  In the third quarter of 2008, there were no changes in the prime rate of interest, and we were able to reprice time deposits that matured during the quarter at lower interest rates.  As a result, our net interest margin increased by eight basis points to 3.79%.

As a result of two 50 basis point cut in interest rates announced by the Federal Reserve in October 2008, we expect our net interest margin will decline in the fourth quarter.

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

Part II.  Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2008 to July 31, 2008	-	-	-	234,667
August 1, 2008 to August 31, 2008	-	-	-	234,667
September 1, 2008 to September 30, 2008	-	-	-	234,667
Total	-	-	-	234,667	(2)

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

(2)
The table above does not include shares that were used by option holders to satisfy the exercise price of the call options we issued to our employees and directors pursuant to our stock option plans.  There were no such exercises during the three months ended September 30, 2008.

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

FIRST BANCORP

November 7, 2008	BY: /s/ Jerry L. Ocheltree
Jerry L. Ocheltree
President, Chief Executive
Officer
(Principal Executive Officer),
Treasurer and Director

November 7, 2008	BY: /s/ Anna G. Hollers
Anna G. Hollers
Executive Vice President,
Chief Operating Officer
and Secretary

November 7, 2008	BY: /s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer