Form 10-K
period 2008-12-31
FIRST BANCORP /NC/
filed 2009-03-16
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.     ☐ YES        ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES   ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Non-Accelerated Filer	☐ Smaller Reporting Company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ YES         ☒ NO

The aggregate market value of the Common Stock, no par value, held by non-affiliates of the registrant, based on the closing price of the Common Stock as of June 30, 2008 as reported by The NASDAQ Global Select Market, was approximately $184,375,180.

The number of shares of the registrant’s Common Stock outstanding on February 27, 2009 was 16,617,846.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

		Begins on
		Page (s)

Forward-Looking Statements		4

	PART I
Item 1	Business	4
Item 1A	Risk Factors	16
Item 1B	Unresolved Staff Comments	21
Item 2	Properties	22
Item 3	Legal Proceedings	22
Item 4	Submission of Matters to a Vote of Shareholders	22

	PART II
Item 5	Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities	22, 58
Item 6	Selected Consolidated Financial Data	25, 58
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
	Overview – 2008 Compared to 2007	26
	Overview – 2007 Compared to 2006	28
	Outlook for 2009	29
	Critical Accounting Policies	30
	Merger and Acquisition Activity	32
	Statistical Information
	Net Interest Income	34, 59
	Provision for Loan Losses	36, 64
	Noninterest Income	36, 60
	Noninterest Expenses	38, 60
	Income Taxes	39, 61
	Stock-Based Compensation	39
	Distribution of Assets and Liabilities	42, 61
	Securities	42, 61
	Loans	44, 63
	Nonperforming Assets	45, 64
	Allowance for Loan Losses and Loan Loss Experience	47, 64
	Deposits and Securities Sold Under Agreements to Repurchase	48, 65
	Borrowings	50
	Liquidity, Commitments, and Contingencies	51, 67
	Capital Resources and Shareholders’ Equity	52, 69
	Off-Balance Sheet Arrangements and Derivative Financial Instruments	54
	Return on Assets and Equity	55, 68
	Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk)	55, 66
	Inflation	57
	Current Accounting and Regulatory Matters	57
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	57
Item 8	Financial Statements and Supplementary Data:
	Consolidated Balance Sheets as of December 31, 2008 and 2007	71
	Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2008	72

		Begins on
		Page (s)
	Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2008	73
	Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2008	74
	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2008	75
	Notes to Consolidated Financial Statements	76
	Reports of Independent Registered Public Accounting Firm	115
	Selected Consolidated Financial Data	58
	Quarterly Financial Summary	70

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	117
Item 9A	Controls and Procedures	117
Item 9B	Other Information	118

	PART III
Item 10	Directors, Executive Officers and Corporate Governance	119*
Item 11	Executive Compensation	119*
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	119*
Item 13	Certain Relationships and Related Transactions, and Director Independence	119*
Item 14	Principal Accountant Fees and Services	119*

	PART IV
Item 15	Exhibits and Financial Statement Schedules	119

	SIGNATURES	122

*
Information called for by Part III (Items 10 through 14) is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2009.

FORWARD-LOOKING STATEMENTS

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

PART I

Item 1.  Business

General Description

The Company

First Bancorp (the “Company”) is a bank holding company.  The principal activity of the Company is the ownership and operation of First Bank (the “Bank”), a state-chartered bank with its main office in Troy, North Carolina.  The Company also owns and operates a nonbank subsidiary, Montgomery Data Services, Inc. (“Montgomery Data”), a data processing company.  This subsidiary is fully consolidated for financial reporting purposes.  The Company is also the parent to a series of statutory business trusts organized under the laws of the State of Delaware that were created for the purpose of issuing trust preferred debt securities.  The Company’s outstanding debt associated with these trusts was $46.4 million at December 31, 2008 and 2007.

The Company was incorporated in North Carolina on December 8, 1983, as Montgomery Bancorp, for the purpose of acquiring 100% of the outstanding common stock of the Bank through a stock-for-stock exchange.  On December 31, 1986, the Company changed its name to First Bancorp to conform its name to the name of the Bank, which had changed its name from Bank of Montgomery to First Bank in 1985.

The Bank was organized in 1934 and began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated.   As of December 31, 2008, the Bank operated in a 28-county area centered in Troy, North Carolina.  Troy, population 3,500, is located in the center of Montgomery County, approximately 60 miles east of Charlotte, 50 miles south of Greensboro, and 80 miles southwest of Raleigh.  The Bank conducts business from 74 branches located within a 120-mile radius of Troy, covering principally a geographical area from Florence, South Carolina to the southeast, to Wilmington, North Carolina to the east, to Radford, Virginia to the north, to Wytheville, Virginia to the northwest, and to Harmony, North Carolina to the west.  The Bank also has a loan production office in Blacksburg, which is located in southwestern Virginia and represents the Bank’s furthest location to the north of Troy.  Of the Bank’s 74 branches, 63 are in North Carolina, with six branches in South Carolina and five branches in Virginia (where the Bank operates under the name “First Bank of Virginia”).  Ranked by assets, the Bank was the 6th largest bank headquartered in North Carolina as of December 31, 2008.

As of December 31, 2008, the Bank had one wholly owned subsidiary, First Bank Insurance Services, Inc. (“First Bank Insurance”).  First Bank Insurance was acquired as an active insurance agency in 1994 in connection with the Company’s acquisition of a bank that had an insurance subsidiary.  On December 29, 1995, the insurance agency operations of First Bank Insurance were divested.  From December 1995 until October 1999, First Bank Insurance was inactive.  In October 1999, First Bank Insurance began operations again as a provider of non-FDIC insured investments and insurance products.  Currently, First Bank Insurance’s primary business activity is the placement of property and casualty insurance coverage.

The Company’s principal executive offices are located at 341 North Main Street, Troy, North Carolina 27371-0508, and its telephone number is (910) 576-6171.  Unless the context requires otherwise, references to the “Company” in this annual report on Form 10-K shall mean collectively First Bancorp and its consolidated subsidiaries.

General Business

The Bank engages in a full range of banking activities, with the acceptance of deposits and the making of loans being its most basic activities.  The Bank offers deposit products such as checking, savings, NOW and money market accounts, as well as time deposits, including various types of certificates of deposits (CDs) and individual retirement accounts (IRAs).  The Bank provides loans for a wide range of consumer and commercial purposes, including loans for business, agriculture, real estate, personal uses, home improvement and automobiles.  The Bank also offers credit cards, debit cards, letters of credit, safe deposit box rentals, bank money orders and electronic funds transfer services, including wire transfers.  In addition, the Bank offers internet banking, cash management and bank-by-phone capabilities to its customers, and is affiliated with ATM networks that give Bank customers access to 55,000 ATMs, with no surcharge fee.  In 2005, the Bank began offering repurchase agreements (also called securities sold under agreement to repurchase), which are similar to interest-bearing deposits and allow the Bank to pay interest to business customers without statutory limitations on the number of withdrawals that these customers can make.  In 2007, the Bank introduced remote deposit capture, which provides business customers with a method to electronically transmit checks received from customers into their bank account without having to visit a branch.  Also in 2007, the Bank began an initiative to grow its Hispanic customer base by opening two uniquely Hispanic branches under the trade name “Primer Banco,” which means First Bank in Spanish.  The Hispanic population is the fastest growing segment in the Bank’s market area.  In 2008, the Bank joined the Certificate of Deposit Account Registry Service (CDARS), which gives our customers the ability to obtain FDIC insurance on deposits of up to $50 million, while continuing to work directly with their local First Bank branch.

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

Montgomery Data’s primary business is to provide electronic data processing services for the Bank.  Ownership and operation of Montgomery Data allows the Company to do all of its electronic data processing without paying fees for such services to an independent provider.  Maintaining its own data processing system also allows the Company to adapt the system to its individual needs and to the services and products it offers. Although not a significant source of income, Montgomery Data has historically made its excess data processing capabilities available to area financial institutions for a fee.  For the years ended December 31, 2008, 2007 and 2006, external customers provided gross revenues of $167,000, $204,000 and $162,000, respectively.  As of December 31, 2008 Montgomery Data had one outside customer.  Montgomery Data continues to market its services to area banks, but does not currently have any near-term prospects for additional business.

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

First Bancorp Capital Trust II and First Bancorp Capital Trust III were organized in December 2003 for the purpose of issuing $20.6 million in debt securities ($10.3 million were issued from each trust).  These borrowings are due on January 23, 2034 and are also structured as trust preferred capital securities in order to qualify as regulatory capital.  These debt securities are callable by the Company at par on any quarterly interest payment date beginning on January 23, 2009.  The interest rate on these debt securities adjusts on a quarterly basis at a weighted average rate of three-month LIBOR plus 2.70%.

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

Territory Served and Competition

The Company’s headquarters are located in Troy, Montgomery County, North Carolina.  The Company serves primarily the south central area of the Piedmont region of North Carolina.  The following table presents, for each county where the Company operates, the number of bank branches operated by the Company within the county at December 31, 2008, the approximate amount of deposits with the Company in the county as of December 31, 2008, the Company’s approximate market share at June 30, 2008, and the number of bank competitors located in the county at June 30, 2008.

County	No. of Branches	Deposits (in millions)	Market Share	Number of Competitors
Anson, NC	1	$10	4.2%	5
Brunswick, NC	3	36	2.1%	12
Cabarrus, NC	2	33	1.7%	11
Chatham, NC	2	65	8.0%	10
Chesterfield, SC	2	60	20.1%	8
Davidson, NC	3	106	5.4%	10
Dillon, SC	3	72	25.5%	3
Duplin, NC	3	70	14.2%	7
Florence, SC	1	34	2.3%	15
Guilford, NC	1	45	0.4%	22
Harnett, NC	3	119	12.9%	10
Iredell, NC	2	33	1.4%	22
Lee, NC	4	208	26.6%	10
Montgomery, NC	5	97	36.6%	4
Montgomery, VA	1	24	1.6%	12
Moore, NC	11	380	25.9%	11
New Hanover, NC	2	26	0.5%	20
Pulaski, VA	1	22	5.7%	8
Randolph, NC	5	61	3.7%	15
Richmond, NC	1	23	6.9%	6
Robeson, NC	5	163	16.9%	10
Rockingham, NC	1	25	2.3%	10
Rowan, NC	2	50	2.8%	12
Scotland, NC	2	54	15.7%	6
Stanly, NC	4	92	10.8%	6
Wake, NC	1	16	0.1%	30
Washington, VA	1	18	2.0%	16
Wythe, VA	2	49	10.4%	10
Brokered & Internet Deposits	-	84
Total	74	$2,075

The Company’s 74 branches and facilities are primarily located in small communities whose economies are based primarily on services, manufacturing and light industry.  Although the Company’s market is predominantly small communities and rural areas, the market area is not dependent on agriculture.  Textiles, furniture, mobile homes, electronics, plastic and metal fabrication, forest products, food products, chicken hatcheries, and cigarettes are among the leading manufacturing industries in the trade area.  Leading producers of lumber and rugs are located in Montgomery County.  The Pinehurst area within Moore County is a widely known golf resort and retirement area.  The High Point area is widely known for its furniture market.  New Hanover and Brunswick Counties, located in the southeastern coastal region of North Carolina, are popular with tourists and have significant retirement populations.  Additionally, several of the communities served by the Company are “bedroom” communities of large cities like Charlotte, Raleigh and Greensboro, while several branches are located in medium-sized cities such as Albemarle, Asheboro, High Point, Southern Pines and Sanford.  The Company also has branches in small communities such as Bennett, Polkton, Vass, and Harmony.

Approximately 18% of the Company’s deposit base is in Moore County, and approximately 10% is in Lee

County.  Accordingly, material changes in competition, the economy or population of Moore or Lee counties could materially impact the Company.  No other county comprises more than 10% of the Company’s deposit base.

The Company competes in its various market areas with, among others, several large interstate bank holding companies.  These large competitors have substantially greater resources than the Company, including broader geographic markets, higher lending limits and the ability to make greater use of large-scale advertising and promotions.  A significant number of interstate banking acquisitions have taken place in the past decade, thus further increasing the size and financial resources of some of the Company’s competitors, two of which are among the largest bank holding companies in the nation.  In many of the Company’s markets, the Company also competes against banks that have been organized within the past ten years.  These new banks often focus on loan and deposit balance sheet growth, and not necessarily on earnings profitability.  This strategy often allows them to offer more attractive terms on loans and deposits than the Company is able to offer because the Company must achieve an acceptable level of profitability.  Moore County, which as noted above comprises a disproportionate share of the Company’s deposits, is a particularly competitive market, with at least eleven other financial institutions having a physical presence.  See “Supervision and Regulation” below for a further discussion of regulations in the Company’s industry that affect competition.

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

Despite the competitive market, the Company believes it has certain advantages over its competition in the areas it serves.  The Company seeks to maintain a distinct local identity in each of the communities it serves and actively sponsors and participates in local civic affairs.  Most lending and other customer-related business decisions can be made without delays often associated with larger systems.  Additionally, employment of local managers and personnel in various offices and low turnover of personnel enable the Company to establish and maintain long-term relationships with individual and corporate customers.

Lending Policy and Procedures

Conservative lending policies and procedures and appropriate underwriting standards are high priorities of the Bank.  Loans are approved under the Bank’s written loan policy, which provides that lending officers, principally branch managers, have authority to approve loans of various amounts up to $350,000, with lending limits varying depending upon whether the loan is secured or unsecured.  Each of the Bank’s regional senior lending officers has discretion to approve secured loans of various principal amounts up to $500,000 and together can approve loans up to $4,000,000.  Loans above $4,000,000 must be approved by the Executive Committee of the board of directors.

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

The Bank also contracts with an independent consulting firm to review new loan originations meeting certain criteria, as well as to assign risk grades to existing credits meeting certain thresholds.  The consulting firm’s observations, comments, and risk grades, including variances with the Bank’s risk grades, are shared with the audit committee of the Company’s board of directors and are considered by management in setting Bank policy, as well as in evaluating the adequacy of the allowance for loan losses.  The consulting firm also provides training on a periodic basis to the Company’s loan officers to keep them updated on current developments in the marketplace.  For additional information, see “Allowance for Loan Losses and Loan Loss Experience” under Item 7 below.

Investment Policy and Procedures

The Company has adopted an investment policy designed to maximize the Company’s income from funds not needed to meet loan demand, in a manner consistent with appropriate liquidity and risk objectives.  Pursuant to this policy, the Company may invest in federal, state and municipal obligations, federal agency obligations, public housing authority bonds, industrial development revenue bonds, Federal Home Loan Bank bonds, Fannie Mae bonds, Government National Mortgage Association bonds, Freddie Mac bonds, Student Loan Marketing Association bonds, and, to a limited extent, corporate bonds.  Except for corporate bonds, the Company’s investments must be rated at least Baa by Moody’s or BBB by Standard and Poor’s.  Securities rated below A are periodically reviewed for creditworthiness.  The Company may purchase non-rated municipal bonds only if such bonds are in the Company’s general market area and determined by the Company to have a credit risk no greater than the minimum ratings referred to above.  Industrial development authority bonds, which normally are not rated, are purchased only if they are judged to possess a high degree of credit soundness to assure reasonably prompt sale at a fair value.  The Company is also authorized by its board of directors to invest a portion of its securities portfolio in high quality corporate bonds, with the amount of such bonds not to exceed 15% of the entire securities portfolio.  Prior to purchasing a corporate bond, the Company’s management performs due diligence on the issuer of the bond, and the purchase is not made unless the Company believes that the purchase of the bond bears no more risk to the Company than would an unsecured loan to the same company.

The Company’s investment officer implements the investment policy, monitors the investment portfolio, recommends portfolio strategies and reports to the Company’s Investment Committee.  The Investment Committee generally meets on a quarterly basis to review investment activity and to assess the overall position of the securities portfolio.  The Investment Committee compares the Company’s securities portfolio with portfolios of other companies of comparable size.  In addition, reports of all purchases, sales, issuer calls, net profits or losses and market appreciation or depreciation of the bond portfolio are reviewed by the Company’s board of directors each month.  Once a quarter, the Company’s interest rate risk exposure is evaluated by its board of directors.  Each year, the written investment policy is approved by the board of directors.

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

Since 2000, the Company has completed acquisitions in all three categories described above.  During that time, the Company has 1) completed four whole-bank acquisitions, with one being in the existing market area and the other three being in contiguous markets, with total assets exceeding $700 million, 2) purchased ten bank branches from other banks (both in the existing market area and in contiguous/nearly contiguous markets) with total assets of approximately $250 million, and 3) acquired two insurance agencies, which provided the Company with the ability to offer property and casualty insurance coverage.

There are many factors that the Company considers when evaluating how much to offer for potential acquisition candidates - in the form of a purchase price comprised of cash and/or stock for a whole company purchase or a deposit premium in a branch purchase.  Most significantly, the Company compares expectations of future earnings per share on a stand-alone basis with projected future earnings per share assuming completion of the acquisition under various pricing scenarios.  Significant assumptions that affect this analysis include the estimated future earnings stream of the acquisition candidate, the amount of cost efficiencies that can be realized, and the interest rate earned/lost on the cash received/paid.  In addition to the earnings per share comparison, the Company also considers other factors including (but not limited to) marketplace acquisition statistics, location of the candidate in relation to the Company’s expansion strategy, market growth potential, management of the candidate, potential integration issues (including corporate culture), and the size of the acquisition candidate.

The Company plans to continue to evaluate acquisition opportunities that could potentially benefit the Company and its shareholders.  These opportunities may include acquisitions that do not fit the categories discussed above.

For a further discussion of recent acquisition activity, see “Merger and Acquisition Activity” under Item 7 below.

Employees

As of December 31, 2008, the Company had 612 full-time and 75 part-time employees.  The Company is not a party to any collective bargaining agreements and considers its employee relations to be good.

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

The United States Congress and the North Carolina General Assembly have periodically considered and adopted legislation that has impacted the Company.

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

U.S. Treasury Capital Purchase Program

On October 3, 2008, in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the U.S. Department of the Treasury announced that the Treasury would purchase equity stakes in a wide variety of banks and thrifts.  Under the program, known as the Capital Purchase Program, from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of purchases of preferred stock.  In addition to the preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the Capital Purchase Program.

Although we believed that our capital position was sound, we concluded that the Capital Purchase Program would allow us to raise additional capital on favorable terms in comparison with other available alternatives.  Accordingly, we applied to participate in the Capital Purchase Program.  The Treasury approved our application in December 2008, and we received $65 million in proceeds from the sale of 65,000 shares of cumulative perpetual preferred stock with a liquidation value of $1,000 per share to the Treasury on January 9, 2009.  The preferred stock issued to the Treasury pays a dividend of 5% for the first five years and 9% thereafter.  As part of the transaction, we also granted the Treasury a ten-year warrant to purchase up to 616,308 shares of our common stock at an exercise price of $15.82.

Under the terms of the Capital Purchase Program, the Treasury’s consent will be required for any increase in our dividends paid to common stockholders (above a quarterly dividend of $0.19 per common share) or the Company’s redemption, purchase or acquisition of common stock or any trust preferred securities issued by the Company’s capital trusts until the third anniversary of the senior preferred share issuance to the Treasury unless prior to such third anniversary the senior preferred shares are redeemed in whole or the Treasury has transferred all of these shares to third parties.

Participants in the Capital Purchase Program were required to accept several compensation-related limitations associated with this Program.  In January 2009, each of our senior executive officers agreed in writing to accept the compensation standards in existence at that time under the Capital Purchase Program and thereby cap or eliminate some of their contractual or legal rights. The provisions agreed to were as follows:

No Golden Parachute Payments.    For purposes of the Capital Purchase Program, “golden parachute payment” was defined to mean a severance payment resulting from involuntary termination of employment or from a bankruptcy event of the employer, which exceeds three times the terminated employee’s average annual base salary over the five years prior to termination. Our senior executive officers have agreed to forego all golden parachute payments for as long as two conditions remain true: they remain “senior executive officers” (CEO, CFO and the next three highest-paid executive officers), and the Treasury continues to hold our equity or debt securities issued under the Capital Purchase Program.  The period during which the Treasury holds those securities is the “Capital Purchase Program Covered Period.”

Recovery of Incentive Compensation if Based on Certain Material Inaccuracies.     Our senior executive officers have also agreed to a “clawback provision,” which means that we can recover incentive compensation paid during the Capital Purchase Program Covered Period that is later found to have been paid based on materially inaccurate financial statements or other materially inaccurate measurements of performance.

No Compensation Arrangements That Encourage Excessive Risks.     During the Capital Purchase Program Covered Period, we are not allowed to enter into compensation arrangements that encourage senior executive officers to take “unnecessary and excessive risks that threaten the value” of our company.  To make sure this does not happen, the Company’s Compensation Committee is required to meet at least once a year with our senior risk officers to review our executive compensation arrangements in light of our risk management policies and practices.  Our senior executive officers’ written agreements include their obligation to accept any changes in our incentive compensation arrangements resulting from the Compensation Committee’s review.

Limit on Federal Income Tax Deductions.     During the Capital Purchase Program Covered Period, we are not allowed to take federal income tax deductions for compensation paid to senior executive officers in excess of $500,000 per year, with certain exceptions that do not apply to our senior executive officers.

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”) into law.  The Stimulus Act modified the compensation-related limitations contained in the Capital Purchase Program and created additional compensation-related limitations.  The limitations in the Stimulus Act apply to all participants in the Troubled Asset Relief Program (under which the Capital Purchase Program was created), regardless of when participation commenced.  Thus, the newly enacted compensation-related limitations are applicable to the Company, subject to the Treasury Department’s issuance of implementing regulations.  The compensation-related limitations applicable to the Company which have been added or modified by the Stimulus Act are as follows:

No Severance Payments.     Under the Stimulus Act, the definition of “golden parachute” was expanded to include any severance payment resulting from termination of employment, except for payments for services performed or benefits accrued.  In addition, the Stimulus Act expanded the group of employees to which such restrictions apply.  Consequently, under the Stimulus Act, we are prohibited from making any severance payment to our “senior executive officers” (defined in the Stimulus Act as the five highest paid senior executive officers) and our next five most highly compensated employees during the Capital Purchase Program Covered Period.

Recovery of Incentive Compensation if Based on Certain Material Inaccuracies.     The Stimulus Act also contains the “clawback provision” discussed above, but extends its application to our next 20 most highly compensated employees.

No Compensation Arrangements That Encourage Earnings Manipulation.    In addition to the Capital Purchase Program prohibition on compensation arrangements that encourage unnecessary and excessive risk, the Stimulus Act prohibits us during the Capital Purchase Program Covered Period from entering into compensation arrangements that encourage manipulation of reported earnings to enhance the compensation of any of our employees.

Limit on Incentive Compensation.     The Stimulus Act contains a provision that prohibits the payment or accrual of any bonus, retention award or incentive compensation to any of our senior executive officers during the Capital Purchase Program Covered Period, other than awards of long-term restricted stock that (i) do not fully vest during the Capital Purchase Program Covered Period, (ii) have a value not greater than one-third of the total annual compensation of the awardee and (iii) are subject to such other restrictions as determined by the Secretary of the Treasury.  The prohibition on bonus, incentive compensation and retention awards does not preclude payments required under written employment contracts entered into on or prior to February 11, 2009.

Compensation and Human Resources Committee Functions.     The Stimulus Act requires that our Compensation Committee be comprised solely of independent directors and that it meet at least semiannually to discuss and evaluate our employee compensation plans in light of an assessment of any risk posed to us from such compensation plans.

Compliance Certifications.     The Stimulus Act also requires a written certification by our Chief Executive Officer and Chief Financial Officer of our compliance with the provisions of the Stimulus Act.  In the future, these certifications will be contained in our Annual Report on Form 10-K.

Treasury Review of Excessive Bonuses Previously Paid.     The Stimulus Act directs the Secretary of the Treasury to review all compensation paid to our senior executive officers and the next 20 most highly compensated employees prior to adoption of the Stimulus Act to determine whether any such payments were inconsistent with the purposes of the Capital Purchase Program or the Stimulus Act or were otherwise contrary to the public interest.  If the Secretary of the Treasury makes such a finding, the Secretary of the Treasury is directed to negotiate with the Capital Purchase Program recipient and the employee recipient for appropriate reimbursements to the federal government with respect to the compensation.

Say on Pay.     Under the Stimulus Act, during the Capital Purchase Program Covered Period, we must include in the proxy statement for our annual meeting of shareholders a non-binding say on pay vote by the shareholders on executive compensation.

Limitation on Luxury Expenditures.     The Stimulus Act requires us to adopt a company-wide policy regarding excessive or luxury expenditures, such as entertainment expenses, office or facility renovation expenses and transportation services expenses.

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

The Bank is a member of the FDIC, which currently insures the deposits of member banks.  For this protection, each member bank pays a quarterly statutory assessment, based on its level of deposits, and is subject to the rules and regulations of the FDIC.  For 2005 and 2006, due to the funded status of the insurance fund, the FDIC did not assess the Bank any insurance premiums.  However, in late 2006 the FDIC adopted new regulations that resulted in all financial institutions, including the Bank, being assessed deposit insurance premiums ranging from 5 cents to 43 cents per $100 of assessable deposits beginning in 2007.  The amount of the assessment within that range is based on risk factors that have been established by the FDIC.  Based on the specified risk factors, for 2007 and 2008, the Bank was assigned an assessment rate of 5.1 cents per $100 of assessable deposits, which resulted in annual insurance premium expense to the Bank of approximately $932,000.  However, as part of the 2006 legislation that created the new assessment schedule, the rules provided credits to certain institutions that paid deposit insurance premiums in years prior to 1996.  As a result, the Bank received a one-time credit of $832,000 that was used to offset FDIC insurance premiums in 2007, which left the Bank with an actual expense of $100,000 in 2007.  The Bank had no credit to apply in 2008, and the Company incurred approximately $1.2 million in deposit insurance premium expense during 2008.

On December 16, 2008, the FDIC raised the deposit insurance assessment rates uniformly for all institutions by 7 cents for every $100 of domestic deposits effective for the first quarter of 2009.  On February 27, 2009, the FDIC announced that, commencing in April 2009, its minimum rates would increase to a range of twelve cents to sixteen cents per $100 in deposits.  Excluding the special assessment discussed below, we estimate that our annual FDIC insurance premium expense will be approximately $3.0 million in 2009, a $1.8 million increase from 2008, as a result of the rate changes.

The FDIC also announced on February 27, 2009 an interim rule that would impose a one-time special assessment of twenty cents per $100 in insured deposits to be collected on September 30, 2009.  Unless there are changes to the final rule, we estimate that our one-time special assessment will total approximately $4 million.  The interim rule would also permit the FDIC to impose emergency special assessments from time to time after June 30, 2009 if the FDIC board believes the reserve fund will fall to a level that would adversely affect public confidence in federal deposit insurance.

In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation (FICO) to service FICO debt incurred in connection with the resolution of the thrift industry crisis the 1980s.  The FICO assessment rate is adjusted quarterly.  The average annual assessment rate in 2008 was 1.12 cents per $100 for insured deposits, which resulted in approximately $218,000 in expense for the Bank for 2008.  For the first quarter of 2009, the FICO assessment rate for such deposits will increase to 1.14 cents per $100 of insured deposits, which would result in annual expense of approximately $231,000 in 2009.

Pursuant to the Emergency Economic Stabilization Act of 2008, the maximum deposit insurance amount per depositor has been increased from $100,000 to $250,000 until December 31, 2009.  Additionally, on October 14, 2008, after receiving recommendations from the boards of the FDIC and the Federal Reserve, and consulting with the President, the Secretary of the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to establish its Temporary Liquidity Guarantee Program (“TLGP”).  Under the transaction account guarantee program of the TLGP, the FDIC will fully guarantee, until the end of 2009, all non-interest-bearing transaction accounts, including NOW accounts with interest rates of 0.5 percent or less and IOLTAs (lawyer trust accounts).  The TLGP also guarantees certain senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 with a stated maturity greater than 30 days.  All eligible institutions were permitted to participate in both of the components of the TLGP without cost for the first 30 days of the program.  Following the initial 30 day grace period, institutions were assessed at the rate of 10 basis points for account balances in excess of $250,000 in non-interest bearing transaction accounts for the transaction account guarantee program and at the rate of either 50, 75, or 100 basis points of the amount of debt issued, depending on the maturity date of the guaranteed debt, for the debt guarantee program.  In December 2008, we elected to continue to participate in both programs.  We do not expect the costs of the transaction account guarantee program or debt guarantee program to be significant.

The FDIC is also authorized to approve conversions, mergers, consolidations and assumptions of deposit liability transactions between insured banks and uninsured banks or institutions, and to prevent capital or surplus diminution in such transactions where the resulting, continuing, or assumed bank is an insured nonmember bank.  In addition, the FDIC monitors the Bank’s compliance with several banking statutes, such as the Depository Institution Management Interlocks Act and the Community Reinvestment Act of 1977.  The FDIC also conducts periodic examinations of the Bank to assess its compliance with banking laws and regulations, and it has the power to implement changes in or restrictions on a bank’s operations if it finds that a violation is occurring or is threatened.

Given the ongoing financial crisis and the new presidential administration, legislation that would affect regulation in the banking industry is introduced in most legislative sessions.  Neither the Company nor the Bank can predict what other legislation might be enacted or what other regulations or assessments might be adopted, or if enacted or adopted, the effect thereof on the Bank’s operations.

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

Item 1A.   Risk Factors

Difficult market conditions and economic trends have adversely affected our industry and our business.

Negative developments beginning in the latter half of 2007 and throughout 2008 in the sub-prime mortgage market and the securitization markets for such loans, together with substantial volatility in oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, continuing into 2009.  Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions.  In addition, the value of real estate collateral supporting many loans has declined and may continue to decline.  General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  We believe that the general economic downtrends are largely responsible for the deterioration in loan quality that we experienced in 2008, including higher levels of loan charge-offs, higher levels of nonperforming assets, and higher provisions for loan losses.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of confidence, increased market volatility and widespread reduction in general business activity.  Competition among depository institutions for deposits has increased significantly.  Financial institutions, including us, have experienced a decrease in access to borrowings.  The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.

As a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations.  This increased governmental action may increase our costs and limit our ability to pursue certain business opportunities.  As discussed previously, the FDIC has increased assessments to restore its deposit insurance funds.  We may be required to pay even higher premiums to the FDIC because financial institution failures resulting from the depressed market conditions have nearly depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market.  As a result, we may experience additional increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

There can be no assurance that recent legislative and regulatory initiatives to address difficult market and economic conditions will stabilize the U.S. banking system.

The recently enacted Emergency Economic Stabilization Act of 2008, or EESA, authorizes the U.S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions and their holding companies under a Troubled Asset Relief Program, or TARP.  The purpose of the TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  Under the TARP Capital Purchase Program, the U.S. Treasury is investing capital in qualified financial institutions in exchange for senior preferred stock and a warrant to purchase shares of equity securities of the financial institution.  The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000 until December 31, 2009.

The EESA followed, and has been followed by, numerous actions by the Federal Reserve Board, the U.S. Congress, the U.S. Treasury, the FDIC, the SEC and other regulatory authorities seeking to address the current liquidity and credit crisis that followed the sub-prime mortgage market meltdown that began in 2007.  These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.  The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system.

The EESA and the other regulatory initiatives described above may not have their desired effects.  If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

We are vulnerable to the economic conditions within the fairly small geographic region in which we operate.

Like many businesses, our overall success is partially dependent on the economic conditions in the marketplace where we operate.  Our marketplace is predominately concentrated in the central Piedmont region of North Carolina.  As is the case for most of the country, this region is currently experiencing recessionary economic conditions, which we believe is a factor in our increases in borrower delinquencies, nonperforming assets, and loan losses during 2008 compared to recent prior years.  If economic conditions in our marketplace worsen, it could have an adverse impact on us.  In particular, if economic conditions related to real estate values in our marketplace were to worsen, our loan losses would likely increase.  At December 31, 2008, approximately 87% of our loans were secured by real estate collateral, which means that additional decreases in real estate values could have an adverse impact on our operations.

Current levels of unprecedented market volatility may adversely affect the market value of our common stock.

The capital and credit markets have been experiencing volatility and disruption for more than a year.  In recent months, the volatility and disruption has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices for certain companies without regard to those companies’ underlying financial strength.  We believe this is the case with our common stock as our stock price decreased from $18.35 at December 31, 2008 to levels as low as $6.87 in March 2009.

The market value of our stock may also be affected by conditions affecting the financial markets generally, including price and trading fluctuations.  These conditions may result in (i) volatility in the level of, and fluctuations in, the market prices of stocks generally and, in turn, our stock and (ii) sales of substantial amounts of our stock in the market, in each case that could be unrelated or disproportionate to changes in our operating performance.  These broad market fluctuations may adversely affect the market value of our stock.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, goodwill is required to be tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The test for goodwill impairment involves comparing the fair value of a company’s reporting units to their respective carrying values.  For our company, our community banking operation is our only material reporting unit.  The price of our common stock is one of several measures available for estimating the fair value of our community banking operations.  Since late

February 2009, the stock market value of our common stock has traded below the book value of our company.  Subject to the results of other valuation techniques, if this situation persists or worsens, this could indicate that our next test of goodwill will result in a determination that there is impairment.  We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which could have a negative impact on our results of operations.

We might be required to raise additional capital in the future, but that capital may not be available or may not be available on terms acceptable to us when it is needed.

We are required to maintain adequate capital levels to support our operations.  In the future, we might need to raise additional capital to support growth or absorb loan losses.  Our access to capital markets (excluding the Capital Purchase Program) has lessened considerably in the last 12 to16 months, with very limited capital available to us, and any available capital being very expensive.  Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  Accordingly, we cannot be certain of our ability to raise additional capital in the future if needed or on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to conduct our business could be materially impaired.

The soundness of other financial institutions could adversely affect us.

Since the middle of 2007, the financial services industry as a whole, as well as the securities markets generally, have been materially adversely affected by substantial declines in the values of nearly all asset classes and by a significant lack of liquidity.  Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence.  Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services companies are interrelated as result of trading, clearing, counterparty or other relationships.  We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and investment banks.  Defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.  We can make no assurance that any such losses would not materially and adversely affect our business, financial condition or results of operations.

We are subject to extensive regulation, which could have an adverse effect on our operations.

We are subject to extensive regulation and supervision from the North Carolina Commissioner of Banks, the FDIC, and the Federal Reserve Board.  This regulation and supervision is intended primarily for the protection of the FDIC insurance fund and our depositors and borrowers, rather than for holders of our equity securities.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of our assets and determination of the level of the allowance for loan losses.  Changes in the regulations that apply to us, or changes in our compliance with regulations, could have a material impact on our operations.

Additionally, the documents that we executed with the Treasury when they purchased the Series A preferred stock allow the Treasury to unilaterally change the terms of the Series A preferred stock or impose additional requirements on us if there is a change in law.  For example, the Stimulus Act imposed executive compensation restrictions that went beyond those imposed by the terms of the Capital Purchase Program.  Additional changes or requirements could restrict our ability to conduct business, could subject us to additional cost and expense or could change the terms of the senior preferred stock agreement to the detriment of our common shareholders.  While it may be possible for us to redeem the senior preferred stock in the event the Treasury imposes any changes or additional requirements that we believe are detrimental, there can be no assurances that our federal regulator will approve such redemption (as is required by law) or that we will have the ability to implement such redemption.

Because of our participation in the Capital Purchase Program, we are subject to restrictions on our ability to declare or pay dividends and repurchase our shares as well as restrictions on compensation paid to our executive officers.

Pursuant to the terms of the securities purchase agreement between our company and the U.S. Treasury, our ability to declare or pay dividends on any of our shares is limited.  Specifically, we are unable to declare dividend payments on common stock if we are in arrears on the payment of dividends on the Series A preferred stock issued to the U.S. Treasury.  Further, until January 9, 2012, we are not permitted to increase dividends on our common stock above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 ($0.19 per share) without the U.S. Treasury’s approval unless all of the shares of Series A preferred stock have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties.

In addition, our ability to repurchase our shares is restricted.  The consent of the U.S. Treasury generally is required for us to make any stock repurchase (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice) until January 9, 2012, unless all of the shares of Series A preferred stock have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties.  Further, we may not repurchase any shares of our common stock if we are in arrears on the payment of Series A preferred stock dividends.

In addition, pursuant to the terms of the securities purchase agreement between our company and the U.S. Treasury, we agreed to adhere to the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity securities issued pursuant to the agreement, including the shares of common stock which may be issued upon exercise of the warrant.  The Emergency Economic Stabilization Act of 2008 that was signed into law on February 17, 2009 contains additional restrictions on executive compensation and standards of corporate governance that go beyond those in the securities purchase agreement.  See the section above entitled “U.S. Treasury Capital Purchase Program” for additional discussion of this matter.

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

We compete in our market areas with several large interstate bank holding companies, which are headquartered or have significant operations in North Carolina.  These large competitors have substantially greater resources than we have, including broader geographic markets, more banking locations, higher lending limits and the ability to make greater use of large-scale advertising and promotions.  Also, these institutions, particularly to the extent they are more diversified than we are, may be able to offer the same products and services that we offer at more competitive rates and prices.

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

Moore County, North Carolina, which represents a disproportionate share of our deposits, is a particularly competitive market, with at least ten other financial institutions having a physical presence in the county, including both large interstate bank holding companies and recently organized banks.

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

Beginning in late 2007 and continuing throughout 2008, the Federal Reserve Board began reducing interest rates in response to unfavorable economic conditions in the United States economy.  From September 2007 through December 2008, the Federal Reserve Board reduced interest rates by 500 basis points.  When interest rates decline, most of our adjustable rate loans, which represent approximately 45% of all of our loans, reprice downwards immediately by the full amount of the rate cut.  However, most of our interest expense relates to customer certificates of deposit, which cannot be repriced at lower interest rates until they mature.  As a result, interest rate cuts negatively impact our profitability, particularly in the short-term.  Additionally, given the sharp decline in interest rates, the interest rates we pay on our deposit accounts either cannot be repriced downwards by the full amount of the rate cut due to competitive pressures or because the rate is so close to zero already.  Accordingly, our net interest margin declined during 2008 compared to 2007.

Based on prevailing economic forecasts that predict interest rates will remain relatively unchanged in 2009, we expect our profitability to be further negatively impacted during the early part of 2009 as a result of interest rate reductions that occurred late in 2008.  The negative impact will continue until we are able to reprice maturing certificates of deposit at lower interest rates.

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

The value of our investment securities portfolio may be negatively affected by continued disruptions in the securities markets.

The market for some of the investment securities held in our portfolio has become volatile over the past twelve months.  The continuing volatility of securities markets could detrimentally affect the value of our investment securities, including reduced valuations due to the perception of heightened credit and liquidity risks.  We can make no assurance that declines in market value related to disruptions in the securities markets will not result in other than temporary impairment of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

In the normal course of business, we process large volumes of transactions involving millions of dollars.  If our internal controls fail to work as expected, if our systems are used in an unauthorized manner, or if our employees subvert our internal controls, we could experience significant losses.

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

There can be no assurance that we will continue to pay cash dividends.

Although we have historically paid cash dividends, there is no assurance that we will continue to pay cash dividends.  Future payment of cash dividends, if any, will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, economic conditions, and such other factors as the board may deem relevant.  As a result of their most recent consideration of these factors, on March 6, 2009, our board of directors declared a quarterly dividend of $0.08 per share, which was a decrease from the previous rate of $0.19 per share.

As a result of our participation in the Capital Purchase Program, the Treasury’s consent will be required for any dividends paid to common stockholders above a quarterly dividend rate of $0.19 per common share until January 9, 2012, unless prior to then the Series A preferred shares are redeemed in whole or the Treasury has transferred all of these shares to third parties. Also, in the event that we do not pay dividends due on the Series A preferred stock, we are prohibited from paying dividends on our common stock.

Item 1B.  Unresolved Staff Comments

None

Item 2.   Properties

The main offices of the Company and the Bank are owned by the Bank and are located in a three-story building in the central business district of Troy, North Carolina.  The building houses administrative and bank teller facilities.  The Bank’s Operations Division, including customer accounting functions, offices and operations of Montgomery Data, and offices for loan operations, are housed in two one-story steel frame buildings approximately one-half mile west of the main office.  Both of these buildings are owned by the Bank.  The Company operates 74 bank branches.  The Company owns all of its bank branch premises except 11 branch offices for which the land and buildings are leased and three branch offices for which the land is leased but the building is owned.  In addition, the Company leases one loan production office.  There are no options to purchase or lease additional properties.  The Company considers its facilities adequate to meet current needs and believes that lease renewals or replacement properties can be acquired as necessary to meet future needs.

Item 3.    Legal Proceedings

Various legal proceedings may arise in the ordinary course of business and may be pending or threatened against the Company and its subsidiaries.  However, neither the Company nor any of its subsidiaries is involved in any pending legal proceedings that management believes could have a material effect on the consolidated financial position of the Company.

There were no tax shelter penalties assessed by the Internal Revenue Service against the Company during the year ended December 31, 2008.

Item 4.    Submission of Matters to a Vote of Shareholders

The following proposal was considered and acted upon at a special meeting of shareholders held on December 19, 2008:

A proposal to amend the articles of incorporation of the Company to authorize 5,000,000 shares of a new class of preferred stock, no par value.

For 8,660,114	Against 2,086,394	Abstain 111,632

PART II

Item 5.    Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock trades on The NASDAQ Global Select Market under the symbol FBNC.  Table 22, included in “Management’s Discussion and Analysis” below, sets forth the high and low market prices of the Company’s common stock as traded by the brokerage firms that maintain a market in the Company’s common stock and the dividends declared for the periods indicated.  On March 6, 2009, the Company announced that because of the challenging economic environment and a desire to conserve capital, it would declare a cash dividend of $0.08 per share for the first quarter of 2009, which is a reduction from the previous dividend rate of $0.19 per share.  For the foreseeable future, it is the Company’s current intention to continue to pay cash dividends of $0.08 per share on a quarterly basis.  Under the terms of the Company’s participation in the U.S. Treasury’s Capital Purchase Program, until January 9, 2012, the Company cannot declare a quarterly cash dividend exceeding $0.19 per share without the prior approval of the Treasury.  See “Business - Supervision and Regulation” above and Note 15 to the consolidated financial statements for a discussion of other regulatory restrictions on the Company’s payment of dividends.  As of December 31, 2008, there were approximately 2,800 shareholders of record and another 4,000 shareholders whose stock is held in “street name.”  There were no sales of unregistered securities during the year ended December 31, 2008.

Additional Information Regarding the Registrant’s Equity Compensation Plans

At December 31, 2008, the Company had six equity-based compensation plans.  Each of these plans is a stock option plan.  Three of the six plans were assumed in corporate acquisitions.  The Company’s 2007 Equity Plan is the only one of the six plans for which new grants of stock options are possible.

The following table presents information as of December 31, 2008 regarding shares of the Company’s stock that may be issued pursuant to the Company’s equity based plans.  The table does not include information with respect to shares subject to outstanding options granted under stock incentive plans assumed by the Company in connection with mergers and acquisitions of companies that originally granted those options.  Footnote (2) to the table indicates the total number of shares of common stock issuable upon the exercise of options under the assumed plans as of December 31, 2008, and the weighted average exercise price of those options.  No additional options may be granted under those assumed plans.  At December 31, 2008, the Company had no warrants or stock appreciation rights outstanding.

	As of December 31, 2008
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	758,495	$17.57	891,941
Equity compensation plans not approved by security holders	─	─	─
Total (2)	758,495	$17.57	891,941

(1)  Consists of (A) the Company’s 2007 Equity Plan, which is currently in effect; (B) the Company’s 2004 Stock Option Plan; and (C) the Company’s 1994 Stock Option Plan, each of which was approved by our shareholders.

(2)  The table does not include information for stock incentive plans that the Company assumed in connection with mergers and acquisitions of the companies that originally established those plans.  As of December 31, 2008, a total of 70,381 shares of common stock were issuable upon exercise under those assumed plans.  The weighted average exercise price of those outstanding options is $13.36 per share.  No additional options may be granted under those assumed plans.

Performance Graph

The performance graph shown below compares the Company’s cumulative total return to shareholders for the five-year period commencing December 31, 2003 and ending December 31, 2008, with the cumulative total return of the Russell 2000 Index (reflecting overall stock market performance of small-capitalization companies), and an index of banks with between $1 billion and $5 billion in assets, as constructed by SNL Securities, LP (reflecting changes in banking industry stocks).  The graph and table assume that $100 was invested on December 31, 2003 in each of the Company’s common stock, the Russell 2000 Index, and the SNL Bank Index, and that all dividends were reinvested.

First Bancorp
Comparison of Five-Year Total Return Performances (1)
Five Years Ending December 31, 2008

	Total Return Index Values (1) December 31,
	2003	2004	2005	2006	2007	2008
First Bancorp	$100.00	134.37	103.04	115.50	103.70	105.35
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
SNL Index-Banks between $1 billion and $5 billion	100.00	123.42	121.31	140.38	102.26	84.84

Notes:

(1)
Total return indices were provided from an independent source, SNL Securities LP, Charlottesville, Virginia, and assume initial investment of $100 on December 31, 2003, reinvestment of dividends, and changes in market values.  Total return index numerical values used in this example are for illustrative purposes only.

Issuer Purchases of Equity Securities

Pursuant to authorizations by the Company’s board of directors, the Company has from time to time repurchased shares of common stock in private transactions and in open-market purchases.  The most recent board authorization was announced on July 30, 2004 and authorized the repurchase of 375,000 shares of the Company’s stock.  The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2008.  Under the terms of the Company’s participation in the U.S. Treasury’s Capital Purchase Program, the Treasury’s consent is required for any stock repurchases prior to January 9, 2012, unless the Company has redeemed the Series A preferred stock in whole, or the Treasury has transferred all of these shares to third parties.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2008 to October 31, 2008)	─	─	─	234,667
Month #2 (November 1, 2008 to November 30, 2008)	─	─	─	234,667
Month #3 (December 1, 2008 to December 31, 2008)	─	─	─	234,667
Total	─	─	─	234,667

Footnotes to the Above Table

(1)
All shares available for repurchase are pursuant to publicly announced share repurchase authorizations.  On July 30, 2004, the Company announced that its Board of Directors had approved the repurchase of 375,000 shares of the Company’s common stock.  The repurchase authorization does not have an expiration date.  Subject to the restrictions discussed above related to the Company’s participation in the U.S. Treasury’s Capital Purchase Program, there are no plans or programs the Company has determined to terminate prior to expiration, or under which the Company does not intend to make further purchases.

(2)
The above table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans.  In November 2008, a total of 14,876 shares of our common stock, with a weighted average market price of $17.99 per share, were used to satisfy an exercise of options.

Item 6.    Selected Consolidated Financial Data

Table 1 on page 58 of this report sets forth the selected consolidated financial data for the Company.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis is intended to assist readers in understanding our results of operations and changes in financial position for the past three years.  This review should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 71 of this report and the supplemental financial data contained in Tables 1 through 22 included with this discussion and analysis.

Overview - 2008 Compared to 2007

Net income was approximately 1% higher in 2008 than in 2007, while earnings per share were down 9% due to a higher number of shares of stock outstanding as a result of shares issued in connection with our acquisition of Great Pee Dee Bancorp, Inc.  Overall our profitability measures were down in 2008 primarily as a result of a lower net interest margin, higher provision for loan losses, and higher expenses that were associated with our growth.

Financial Highlights
($ in thousands except per share data)	2008	2007	Change

Earnings
Net interest income	$86,559	79,284	9.2%
Provision for loan losses	9,880	5,217	89.4%
Noninterest income	21,107	18,473	14.3%
Noninterest expenses	62,661	57,580	8.8%
Income before income taxes	35,125	34,960	0.5%
Income tax expense	13,120	13,150	-0.2%
Net income	$22,005	21,810	0.9%

Net income per share
Basic	$1.38	1.52	-9.2%
Diluted	1.37	1.51	-9.3%

At Year End
Assets	$2,750,567	2,317,249	18.7%
Loans	2,211,315	1,894,295	16.7%
Deposits	2,074,791	1,838,277	12.9%

Ratios
Return on average assets	0.89%	1.02%
Return on average equity	10.44%	12.77%
Net interest margin (taxable-equivalent)	3.74%	4.00%

The following is a more detailed discussion of our results for 2008 compared to 2007:

Net income for the year ended December 31, 2008 was $22,005,000, or $1.37 per diluted share, compared to net income of $21,810,000, or $1.51 per diluted share, reported for 2007, a decrease of 9.3% in earnings per share.  The 2008 earnings reflect the impact of the acquisition of Great Pee Dee Bancorp, Inc. (Great Pee Dee), which had $211 million in total assets as of the acquisition date of April 1, 2008, and resulted in the issuance of 2,059,091 shares of First Bancorp common stock.

We experienced strong balance sheet growth in 2008.  Total assets at December 31, 2008 amounted to $2.8 billion, 18.7% higher than a year earlier.  Total loans at December 31, 2008 amounted to $2.2 billion, a 16.7% increase from a year earlier, and total deposits amounted to $2.1 billion at December 31, 2008, a 12.9% increase from a year earlier.  Total shareholders’ equity amounted to $219.9 million at December 31, 2008, a 26.3% increase from a year earlier.  The high growth rates were impacted by the acquisition of Great Pee Dee on April 1, 2008, which had $184 million in loans, $148 million in deposits, and $211 million in assets on that date.

Net interest income for the year ended December 31, 2008 amounted to $86.6 million, a 9.2% increase from 2007.  The increases in net interest income during 2008 were primarily due to growth in loans and deposits.  Also, subsequent to the Great Pee Dee acquisition in April 2008, we recorded non-cash net interest income purchase accounting adjustments totaling $1,098,000 for 2008, which increased net interest income.  The largest of the adjustments relates to recording the Great Pee Dee time deposit portfolio at fair market value.  This adjustment was $1.1 million and is being amortized to reduce interest expense over a total of eleven months, or $100,000 per month, until March 2009.

The impact of the growth in loans and deposits on net interest income was partially offset by a decline in our net interest margin (tax-equivalent net interest income divided by average earning assets).  Our net interest margin for 2008 was 3.74% compared to 4.00% for 2007.  Our net interest margin has been negatively impacted by the Federal Reserve lowering interest rates by a total of 500 basis points from September 2007 to December 2008.  When interest rates are lowered, our net interest margin declines, at least temporarily, as most of our adjustable rate loans reprice downward immediately, while rates on our customer time deposits are fixed, and thus do not adjust downward until they mature.

Our provision for loan losses for the year ended December 31, 2008 was $9,880,000 compared to $5,217,000 recorded in 2007.  The higher provision in 2008 is primarily related to negative trends in asset quality.

Although we have no exposure to the subprime mortgage market, the current economic environment has resulted in an increase in our delinquencies and classified assets.  At December 31, 2008, our nonperforming assets were $35.4 million compared to $10.9 million at December 31, 2007.  Our nonperforming assets to total assets ratio was 1.29% at December 31, 2008 compared to 0.47% at December 31, 2007.  For the year ended December 31, 2008, our ratio of net charge-offs to average loans was 0.24% compared to 0.16% for 2007.

Although our asset quality ratios discussed above reflect unfavorable trends, they compare favorably to those typical of our peers based on public information available.  The table below shows how our ratios compare to data reported by the Federal Reserve for all bank holding companies with between $1 billion and $3 billion in assets at December 31, 2008:

	First Bancorp	Peer Average
Nonaccrual loans and loans past due 90 days and still accruing as percent of total loans	1.20%	2.40%
Net charge-offs to average loans	0.24%	0.66%

Noninterest income for the year ended December 31, 2008 amounted to $21.1 million, a 14.3% increase over 2007.  The positive variance in noninterest income for the twelve months ended December 31, 2008 primarily relates to increases in service charges on deposit accounts.  These higher service charges were primarily associated with expanding the availability of our customer overdraft protection program in the fourth quarter of 2007 to include debit card purchases and ATM withdrawals.  Previously the overdraft protection program, in which we charge a fee for honoring payments on overdrawn accounts, only applied to written checks.

Noninterest expenses for the year ended December 31, 2008 amounted to $62.7 million, an 8.8% increase from 2007.  This increase is primarily attributable to our growth, including the April 1, 2008 acquisition of Great Pee Dee.  Additionally, we recorded FDIC insurance expense of $1,157,000 for year ended December 31, 2008, compared to $100,000 for 2007, as a result of the FDIC recently beginning to charge for FDIC insurance again in order to replenish its reserves.  We expect our FDIC insurance expense to be significantly higher in 2009 than 2008, and we also expect our pension plan expense to be significantly higher in 2009 – see “Outlook for 2009” below for discussion of the causes of these increases.

Our efficiency ratio (noninterest expense divided by the sum of tax-equivalent net interest income plus noninterest income – for this measure, a lower ratio is more favorable) was 57.85% for the year ended December 31, 2008 compared to 58.57% for 2007.

Our effective tax rate was 37%-38% for each of years ended December 31, 2008 and 2007.

Overview - 2007 Compared to 2006

Net income was 13% higher in 2007 than in 2006.  In 2006, a merchant credit card loss totaling $1.9 million or $0.08 per diluted share (after-tax), negatively impacted earnings.  The positive impact on earnings from growth in loans and deposits during 2007 was partially offset by a lower net interest margin and higher expenses that were associated with our growth.

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

The following is a more detailed discussion of our results for 2007 compared to 2006:

Net income for the year ended December 31, 2007 amounted to $21,810,000, or $1.51 per diluted share, compared to net income of $19,302,000, or $1.34 per diluted share, reported for 2006.  Results for 2006 include the write-off loss of a merchant credit card receivable amounting to $1,900,000, which had an after-tax impact of $1,149,000, or $0.08 per diluted share, on our earnings for 2006.

We experienced strong balance sheet growth in 2007.  Total assets at December 31, 2007 amounted to $2.32 billion, 8.5% higher than a year earlier.  Total loans at December 31, 2007 amounted to $1.89 billion, an increase of $154 million, or 8.8%, from a year earlier.  Total deposits amounted to $1.84 billion at December 31, 2007, an increase of $143 million, or 8.4%.  All of the loan and deposit growth was internally-generated, as there were no acquisitions that were completed during 2007.  Total shareholders’ equity amounted to $174.1 million at December 31, 2007, a 7.0% increase from a year earlier.

The growth in loans and deposits was the primary reason for the increase in our net interest income when comparing 2007 to 2006.  Net interest income for the year ended December 31, 2007 amounted to $79.3 million, a 6.4% increase over the $74.5 million recorded in 2006.

The impact of the growth in loans and deposits on our net interest income was partially offset by a decline in our net interest margin (tax-equivalent net interest income divided by average earning assets), as discussed below.  Our net interest margin for the year ended December 31, 2007 was 4.00% compared to 4.18% for 2006.

For the first three quarters of 2007, the lower net interest margins realized in 2007 compared to 2006 were caused primarily by the deposit rates we paid rising by more than loan and investment yields, which was associated with the flat interest rate yield curve that was prevailing in the marketplace.  We were also negatively impacted during the first three quarters of 2007 by customers shifting their funds from low cost deposits to higher cost deposits as rates rose.  In the fourth quarter of 2007, our net interest margin was negatively impacted by the Federal Reserve lowering interest rates by a total of 100 basis points during the last four months of the year.

Our provision for loan losses did not vary significantly when comparing 2007 to 2006.  The provision for loan losses for the year ended December 31, 2007 was $5,217,000 compared to $4,923,000 for 2006.  Asset quality changes and loan growth are the most significant factors that impact our provision for loan losses.  Generally in 2007, the impact of unfavorable asset quality trends on our provision for loan losses was largely offset by lower loan growth experienced during the year compared to 2006.  Our net charge-offs to average loans ratio was 0.16% for the year ended December 31, 2007 compared to 0.11% in 2006, while the ratio of nonperforming assets to total assets was 0.47% at December 31, 2007 compared to 0.39% a year earlier.  Net internal loan growth for 2007 was $154 million compared to $252 million for 2006.

Noninterest income for the year ended December 31, 2007 amounted to $18,473,000, an increase of 29.1% from the $14,310,000 recorded in 2006.  The positive variance in noninterest income for 2007 compared to 2006 was significantly impacted by a $1.9 million merchant credit card loss that we reserved for in the second and third quarters of 2006.  Another reason for the increase in 2007 compared to 2006 was the expansion of our overdraft protection program in the fourth quarter of 2007 to include overdraft protection for debit card purchases and ATM withdrawals.  Previously the overdraft protection program, in which we charge a fee for honoring payments on overdrawn accounts, only applied to written checks.  This change resulted in an increase in service charges on deposit accounts.

Noninterest expenses for 2007 amounted to $57.6 million, an 8.2% increase from the $53.2 million recorded in 2006.  The increase in noninterest expenses is primarily attributable to costs associated with our overall growth in loans, deposits and branch network.  From October 1, 2006 to December 31, 2007, we opened six full service bank branches.  Although noninterest expenses rose in 2007, the lower rate of increase compared to 2006 was partially due to the implementation of cost control recommendations that arose from a performance improvement consulting project that we completed in the first quarter of 2007.  In addition, subsequent to the completion of the consulting project, we took further measures to contain costs and improve efficiency.  As a result, our number of full-time equivalent employees decreased by six during 2007.

Our efficiency ratio (noninterest expense divided by the sum of tax-equivalent net interest income plus noninterest income – for this measure, a lower ratio is more favorable) was 58.57% for the year ended December 31, 2007 compared to 59.54% for 2006.

During both 2006 and 2007, our effective tax rate was approximately 37%.

Outlook for 2009

The banking industry is facing significant challenges in 2009.  The nation is in the midst of a recession with the economic data getting seemingly worse with each passing day.  What began with heavy losses in the sub-prime mortgage market (which we had no exposure to) expanded to become a decline in the overall housing market, which is having a pervasive effect on most aspects of our economy.  This is resulting in higher loan losses for banks, and bank failures are occurring on a regular basis.  The bank failures are depleting the FDIC insurance fund, which is requiring the FDIC to raise insurance premiums.  Additionally, on February 27, 2009 the FDIC issued an interim rule requiring a special one-time assessment that, if approved in its current form, will have a significant impact on most banks, including our company.

Although we have consistently operated our company in what we believe is a conservative manner and have asset quality ratios that compare favorably to peer ratios, we are not immune to the challenges facing the industry.  For 2009, based on the unfavorable economic conditions that we expect to prevail throughout 2009 and our expectation that loan growth will be in a range of 0%-2%, we currently project that it will be necessary to record provisions for loan losses at approximately the rate recorded in the second half of 2008.  In the second half of 2008, we recorded provisions for loan losses of $6.3 million.  If our 2009 provision for loan losses were to total $12 million, which would represent a $2.1 million, or 21%, increase from 2008, this would negatively impact our after-tax earnings per share by $0.08 compared to 2008 (assuming a constant number of shares outstanding during the year).

We also expect significant unfavorable variances in two of our categories of noninterest expenses – FDIC insurance expense and pension expense.

As noted above, the FDIC has announced increases in its annual insurance premium rates.  Based on the FDIC’s guidance, excluding the special assessment discussed below, we expect our annual FDIC insurance premium expense will be approximately $3.0 million in 2009, a $1.8 million increase from 2008, which is expected to negatively impact our after-tax earnings per share by $0.07 compared to 2008.

Additionally, the FDIC announced on February 27, 2009 an interim rule that would impose a one-time special assessment of 20 cents per $100 in insured deposits, to be collected in the third quarter of 2009.  If approved as proposed, we estimate that our special assessment will total approximately $4 million, or $0.15 per share on an after-tax basis.

We also expect our pension expense will be significantly higher in 2009 compared to 2008.  This is primarily due to investment losses experienced in our pension plan trust account as a result of the decline in the stock market.  Based on a preliminary report from our third-party actuary, we expect our pension expense to increase from $2.3 million in 2008 to $3.6 million in 2009, an increase of $1.3 million, or $0.05 per share on an after-tax basis.

Finally, as discussed above under “U.S. Treasury Capital Purchase Program,” we sold $65 million in preferred stock and warrants to the U.S. Treasury on January 9, 2009.  The preferred stock carries a dividend rate of 5% for the first five years, which is not tax deductible.  With the low loan demand we are currently experiencing and the low investment rates available in the marketplace for safe securities, we expect to earn substantially less on the $65 million than we will be paying in dividends.  Based on our projected use of these proceeds in light of the current conditions, we expect that we will earn $3.3 million less on an after-tax basis, or $0.20 per share of common stock, than the cost of the preferred stock.

The sum of the expected earnings per share impact on our common shareholders related to the factors discussed above is a decrease of $0.55.  All per share calculations in this section assume that the number of shares outstanding remains constant throughout the year.

Critical Accounting Policies

The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry.  Certain of these principles involve a significant amount of judgment and may involve the use of estimates based on our best assumptions at the time of the estimation.  The allowance for loan losses and intangible assets are two policies we have identified as being more sensitive in terms of judgments and estimates, taking into account their overall potential impact to our consolidated financial statements.

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

The second component of the allowance model is an estimate of losses for all loans not considered to be impaired loans.  First, loans that we have risk graded as having more than “standard” risk but are not considered to be impaired are assigned estimated loss percentages generally accepted in the banking industry.  Loans that we have classified as having normal credit risk are segregated by loan type, and estimated loss percentages are assigned to each loan type based on the historical losses, current economic conditions, and operational conditions specific to each loan type.

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

When we complete an acquisition transaction, the excess of the purchase price over the amount by which the fair market value of assets acquired exceeds the fair market value of liabilities assumed represents an intangible asset.  We must then determine the identifiable portions of the intangible asset, with any remaining amount classified as goodwill.  Identifiable intangible assets associated with these acquisitions are generally amortized over the estimated life of the related asset, whereas goodwill is tested annually for impairment, but not systematically amortized.  Assuming no goodwill impairment, it is beneficial to our future earnings to have a lower amount assigned to identifiable intangible assets and higher amount classified as goodwill as opposed to having a higher amount considered to be identifiable intangible assets and a lower amount classified as goodwill.

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

Subsequent to the initial recording of the identifiable intangible assets and goodwill, we amortize the identifiable intangible assets over their estimated average lives, as discussed above.  In addition, on at least an annual basis, we evaluate goodwill for impairment by comparing the fair value of our reporting units to their related carrying value, including goodwill (our community banking operation is our only material reporting unit).  At our last evaluation, the fair value of our community banking operation exceeded its carrying value, including goodwill.  If the carrying value of a reporting unit were ever to exceed its fair value, we would determine whether the implied fair value of the goodwill, using a discounted cash flow analysis, exceeded the carrying value of the goodwill.  If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess.  Performing such a discounted cash flow analysis would involve the significant use of estimates and assumptions.

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

Merger and Acquisition Activity

We completed the following acquisitions during 2006 and 2008 (none in 2007).  The results of each acquired company/branch are included in our financial statements beginning on their respective acquisition dates.

(a)  On July 7, 2006, we completed the purchase of a branch of First Citizens Bank located in Dublin, Virginia.  We assumed the branch’s $21 million in deposits and did not purchase any loans in this transaction.  The primary reason for this acquisition was to increase our presence in southwestern Virginia, a market in which we already had three branches with a large customer base.  We paid a deposit premium for the branch of approximately $994,000, all of which is deductible for tax purposes.  The identifiable intangible asset associated with the fair value of the core deposit base, as determined by an independent consulting firm, was determined to be $269,000 and is being amortized as expense on an accelerated basis over an eight year period based on an amortization schedule provided by the consulting firm.  The weighted-average amortization period is approximately 2.2 years.  The remaining intangible asset of $725,000 has been classified as goodwill, and thus is not being systematically amortized, but rather is subject to an annual impairment test.  The primary factor that contributed to a purchase price that resulted in recognition of goodwill was our desire to expand our presence in southwestern Virginia with facilities, operations and experienced staff in place.  This branch’s operations are included in the accompanying Consolidated Statements of Income beginning on the acquisition date of July 7, 2006.

(b)  On September 1, 2006, we completed the purchase of a branch of Bank of the Carolinas in Carthage, North Carolina.  We assumed the branch’s $24 million in deposits and $6 million in loans.  The primary reason for this acquisition was to increase our presence in Moore County, a market in which we already had ten branches with a large customer base.  We paid a deposit premium for the branch of approximately $1,768,000, all of which is deductible for tax purposes.  The identifiable intangible asset associated with the fair value of the core deposit base, as determined by an independent consulting firm, was determined to be approximately $235,000 and is being amortized as expense on an accelerated basis over a thirteen year period based on an amortization schedule provided by the consulting firm.  The weighted-average amortization period is approximately 3.2 years.  The remaining intangible asset of $1,533,000 has been classified as goodwill, and thus is not being systematically amortized, but rather is subject to an annual impairment test.  The primary factor that contributed to a purchase price that resulted in recognition of goodwill was our desire to expand in an existing high-growth market with facilities, operations and experienced staff in place.  This branch’s operations are included in the accompanying Consolidated Statements of Income beginning on the acquisition date of September 1, 2006.

(c) On April 1, 2008, we completed the acquisition of Great Pee Dee Bancorp, Inc. (Great Pee Dee).  Great Pee Dee was the parent company of Sentry Bank and Trust (Sentry), a South Carolina community bank with one branch in Florence, South Carolina and two branches in Cheraw, South Carolina.  Great Pee Dee had $211 million in total assets as of the date of acquisition.  This acquisition represented a natural extension of our market area with Sentry’s Cheraw offices being in close proximity to our Rockingham, North Carolina branch and Sentry’s Florence office being in close proximity to our existing branches in Dillon and Latta, South Carolina.  Our primary reason for the acquisition was to expand into a contiguous market with facilities, operations and experienced staff in place.  The terms of the agreement called for shareholders of Great Pee Dee to receive 1.15 shares of First Bancorp stock for each share of Great Pee Dee stock they owned.  The transaction was completed on April 1, 2008 and resulted in the issuance of 2,059,091 shares of our common stock that were valued at approximately $37.0 million and the assumption of employee stock options with a fair market value of approximately $0.6 million.  The value of the stock issued was determined using a Company stock price of $17.98, which was the average of the daily closing price of our stock for the five trading days closest to the July 12, 2007 announcement of the execution of the definitive merger agreement. The value of the employee stock options assumed was determined using the Black-Scholes option-pricing model.  The operating results of Great Pee Dee are included in our financial statements for the year ended December 31, 2008 beginning on the April 1, 2008 acquisition date.

As a result of this acquisition, we recorded approximately $847,000 in an intangible asset related to the core deposit base that is being amortized on a straight-line basis over the weighted average life of the core deposit base, which was estimated to be 7.4 years.  Additionally, we recorded approximately $16,330,000 in goodwill that is not being systematically amortized, but rather is subject to an annual impairment test.  We agreed to a purchase price that resulted in recognition of goodwill primarily due to the reasons noted above, as well as the generally positive earnings of Great Pee Dee.

See Note 2 and Note 6 to the consolidated financial statements for additional information regarding intangible assets.

ANALYSIS OF RESULTS OF OPERATIONS

Net interest income, the “spread” between earnings on interest-earning assets and the interest paid on interest-bearing liabilities, constitutes the largest source of our earnings.  Other factors that significantly affect operating results are the provision for loan losses, noninterest income such as service fees and noninterest expenses such as salaries, occupancy expense, equipment expense and other overhead costs, as well as the effects of income taxes.

Net Interest Income

Net interest income on a reported basis amounted to $86,559,000 in 2008, $79,284,000 in 2007, and $74,536,000 in 2006.  For internal purposes and in the discussion that follows, we evaluate our net interest income on a tax-equivalent basis by adding the tax benefit realized from tax-exempt securities to reported interest income.  Net interest income on a tax-equivalent basis amounted to $87,217,000 in 2008, $79,838,000 in 2007, and $75,037,000 in 2006.  Management believes that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.  The following is a reconciliation of reported net interest income to tax-equivalent net interest income.

	Year ended December 31,
($ in thousands)	2008	2007	2006
Net interest income, as reported	$86,559	79,284	74,536
Tax-equivalent adjustment	658	554	501
Net interest income, tax-equivalent	$87,217	79,838	75,037

Table 2 analyzes net interest income on a tax-equivalent basis.  Our net interest income on a taxable-equivalent basis increased by 9.2% in 2008 and 6.4% in 2007.  There are two primary factors that cause changes in the amount of net interest income we record - 1) growth in loans and deposits, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).  In 2007 and 2008, growth in loans and deposits increased net interest income, the positive effects of which were partially offset by lower net interest margins realized in each year.  Additionally, subsequent to the Great Pee Dee acquisition in April 2008, we recorded non-cash net interest income purchase accounting adjustments totaling $1,098,000 for 2008, which increased net interest income.  The largest of the adjustments relates to recording the Great Pee Dee time deposit portfolio at fair market value.  This adjustment was $1.1 million and is being amortized to reduce interest expense over a total of eleven months, or $100,000 per month, until March 2009.

Loans outstanding grew by 16.7% and 8.8% in 2008 and 2007, respectively, while deposits increased 12.9% in 2008 and 8.4% in 2007.  A majority of the increase in loans and deposits in 2008 came as a result of the April 1, 2008 acquisition of Great Pee Dee, which had $184 million in loans and $148 million in deposits.  See additional discussion regarding the nature of the growth in loans and deposits in the section entitled “Analysis of Financial Condition and Changes in Financial Condition” below.

As illustrated in Table 3, this growth positively impacted net interest income in both 2008 and 2007.  In both years, the positive impact on net interest income of growth in interest-earning assets, primarily loans, more than offset the higher interest expense associated with funding the asset growth.  In 2008, growth in interest-earning asset volumes resulted in an increase in interest income of $23.2 million, while growth in interest-bearing liabilities only resulted in $11.6 million in higher interest expense.  In 2007, growth in interest-earning asset volumes resulted in an increase in interest income of $15.1 million, while growth in interest-bearing liabilities only resulted in $8.0 million in higher interest expense.  As a result, balance sheet growth resulted in an increase in tax-equivalent net interest income of $11.6 million in 2008 and $7.0 million in 2007.

Table 3 also illustrates the impact that changes in the rates that we earned/paid had on our net interest income in 2007 and 2008.  During 2007, the prevailing interest rate environment was, on average, generally higher than that of 2006.  These higher interest rates resulted in an increase in interest expense of $6.9 million during 2007 compared to an increase in interest income of only $4.7 million, which resulted in a reduction in net interest income of $2.2 million.  Beginning in late 2007 and throughout 2008, the Federal Reserve reduced interest rates significantly as a result of recessionary economic conditions.  The lower interest rates resulted in a decrease in our interest income of $24.2 million compared to a decrease in interest expense of only $19.9 million, which resulted in a reduction in net interest income of $4.2 million.  Thus the declining interest rates negatively impacted net interest income.  See below for additional discussion of the reasons that the higher rates in 2007 and the lower rates in 2008 both negatively impacted net interest income.

We measure the spread between the yield on our earning assets and the cost of our funding primarily in terms of the ratio entitled “net interest margin” which is defined as tax-equivalent net interest income divided by average earning assets.  Our net interest margin decreased in both 2008 and 2007, amounting to 3.74% in 2008, 4.00% in 2007, and 4.18% in 2006.

The decline in our net interest margin in 2007 compared to 2006 was primarily associated with the flattening of the yield curve that began in 2006 and prevailed throughout 2007.  The term “yield curve” refers to the difference between short-term interest rates and long-term interest rates, with a “flat yield curve” referring to a period when short term-interest rates and long-term interest rates are substantially the same.  A flat yield curve is unfavorable for us because our funding costs are generally tied to short-term interest rates, while our investment returns on securities and loans are more closely correlated to longer-term interest rates.  When short-term and long-term interest rates converge, the interest rate spread that we are able to earn is reduced and our net interest margin and profitability are unfavorably impacted.  Due largely to the progressive flattening of the yield curve that occurred throughout 2006, our net interest margin decreased throughout 2006 before stabilizing at the lower levels in 2007 as a result of the relatively stable interest rate environment in effect for most of 2007.

In 2008, our lower net interest margin was caused primarily by the significant decreases in interest rates that the Federal Reserve announced beginning in late 2007 and that continued throughout 2008.  From September 2007 to December 2008, the Federal Reserve reduced interest rates by a total of 500 basis points.  When interest rates are lowered, our net interest margin declines, at least temporarily, because generally our assets that reprice when interest rates change reprice downward immediately by the full amount of the interest rate change, while most of our liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change.  Also, for many of our deposit products, including time deposits that have recently matured, we were unable to lower the interest rates we pay our customers by the full 500 basis point interest rate decrease due to competitive pressures.  Also, many of our deposit accounts had rates lower than 5.00% prior to the rate cuts, and thus could not be reduced by 500 basis points.  See additional discussion in “Interest Rate Risk” below.

In addition to the negative effects mentioned above, our net interest margin in the past two years has been negatively impacted by our deposit growth being concentrated in deposit account types that carry high interest rates.  In 2008, we offered higher interest rates on several of our deposit products in order to attract deposits and enhance our liquidity, which was negatively impacted by our acquisition of Great Pee Dee Bancorp, which had $184 million in loans and only $148 million in deposits.  In 2007, we offered higher rates on these products to attract more deposits in order to fund high loan growth.

For the reasons discussed above, the yields we realized on our interest-earning assets decreased by a larger amount than did the rates we paid on our interest-bearing liabilities during 2008, while in 2007 the yields we realized on our interest-earning assets increased by a smaller amount than did the rates we paid on our interest-bearing liabilities.  As derived from Table 2, in comparing 2008 to 2007, the yield realized on average earning assets decreased by 110 basis points (from 7.48% to 6.38%) while the average rate paid on interest-bearing liabilities decreased by only 100 basis points (from 4.04% to 3.04%).  In comparing 2007 to 2006, the yield realized on average earning assets increased by only 25 basis points (from 7.23% to 7.48%) while the average rate paid on interest-bearing liabilities increased by 48 basis points (from 3.56% to 4.04%).  The differences in these changes in both 2007 and 2008 negatively impacted our net interest margin.

Beginning in 2005, we gradually repositioned the company’s interest rate risk profile to be less susceptible to unfavorable change in a declining interest rate environment.  At that time our loan portfolio was comprised of 60% adjustable rate loans, which are unfavorable in a declining interest rate environment.  Since that time, by gradually originating more fixed rate loans than adjustable rate loans, our loan portfolio was comprised of only 45% adjustable rate loans at December 31, 2008.  In addition, as rates declined in late 2007 and throughout 2008, we started an initiative to add interest rate floors to our adjustable rate loans.  At December 31, 2008, adjustable rate loans totaling $411 million had reached their contractual floors and no longer subjected us to risk in the event of further rate cuts.  These two factors lessened the unfavorable impact of the interest rate declines discussed above.

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

Provision for Loan Losses

The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered appropriate to absorb probable losses inherent in our loan portfolio. Management’s determination of the adequacy of the allowance is based on the level of loan growth, an evaluation of the portfolio, current economic conditions, historical loan loss experience and other risk factors.

Our provision for loan losses was $9,880,000 in 2008, compared to $5,217,000 in 2007 and $4,923,000 in 2006.  Asset quality changes and loan growth are the most significant factors that impact our provision for loan losses.  The higher loss provision in 2008 was due to negative trends in asset quality.  In 2007, the impact of unfavorable asset quality trends on our provision for loan losses was largely offset by lower loan growth experienced during the year compared to 2006.

Although we have no exposure to the subprime mortgage market, the current economic environment has resulted in an increase in our delinquencies and classified assets over the past two years.  Our ratio of net charge-offs to average loans was 0.24% for the year ended December 31, 2008 compared to 0.16% in 2007 and 0.11% in 2006, while the ratio of nonperforming assets to total assets was 1.29% at December 31, 2008 compared to 0.47% at December 31, 2007 and 0.39% at December 31, 2006.

Net internal loan growth was $133 million in 2008 compared to $154 million in 2007 and $252 million in 2006.

See the section entitled “Allowance for Loan Losses and Loan Loss Experience” below for a more detailed discussion of the allowance for loan losses.  The allowance is monitored and analyzed regularly in conjunction with our loan analysis and grading program, and adjustments are made to maintain an adequate allowance for loan losses.

Noninterest Income

Our noninterest income amounted to $21,107,000 in 2008, $18,473,000 in 2007, and $14,310,000 in 2006.

As shown in Table 4, core noninterest income, which excludes gains and losses from sales of securities, loans, and other assets, amounted to $20,965,000 in 2008, a 16.5% increase from $17,996,000 in 2007.  The 2007 core noninterest income of $17,996,000 was 11.1% higher than the $16,204,000 recorded in 2006.

See Table 4 and the following discussion for an understanding of the components of noninterest income.

Service charges on deposit accounts in 2008 amounted to $13,535,000, a 35.5% increase compared to $9,988,000 recorded in 2007.  The $9,988,000 recorded in 2007 was 11.4% more than the 2006 amount of $8,968,000.  The primary reason for the increases in this category was the expansion of our overdraft protection program in the fourth quarter of 2007 to include overdraft protection for debit card purchases and ATM withdrawals.  Previously the overdraft protection program, in which we charge a fee for honoring payments on overdrawn accounts, only applied to written checks.

Other service charges, commissions and fees amounted to $4,842,000 in 2008, a 6.1% decrease from the $5,158,000 earned in 2007.  The 2007 amount of $5,158,000 was 12.7% higher than the $4,578,000 recorded in 2006.  This category of noninterest income includes items such as electronic payment processing revenue (which includes fees related to credit card transactions by merchants and customers and fees earned from debit card transactions), ATM charges, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees.  The decline in this category of revenues was primarily related to a switch we made in credit card processors in late 2007.  With our previous credit card processor, we received revenue from credit card processing and then we paid a large portion of this revenue back out as expense to the credit card company.  With our new credit card processor, they pay the credit card company directly and only remit to us the net revenue.  Thus, with the new processor, we record lower revenue and lower expense than we did with our prior processor (and approximately the same amount of net revenue).  As a result of this change, merchant credit card income totaled $683,000 in 2008 compared to $1,635,000 in 2007, a decrease of $952,000.  Excluding the impact of this change, “Other service charges, commissions and fees” would have increased $636,000 in 2008 after having increased by $580,000 in 2007.  The  growth in this category (as adjusted) is primarily due to the increased acceptance and popularity of debit cards (for which we earn income for each use by our customers) and the overall growth in our total customer base, including growth achieved from corporate acquisitions.

Fees from presold mortgages amounted to $869,000 in 2008, $1,135,000 in 2007, and $1,062,000 in 2006.  The decrease in fees earned in 2008 was primarily a result of lower volume caused by the declining market for home sales.

Commissions from sales of insurance and financial products amounted to $1,552,000 in 2008, $1,511,000 in 2007, and $1,434,000 in 2006.  This line item includes commissions we receive from three sources - 1) sales of credit life insurance associated with new loans, 2) commissions from the sales of investment, annuity, and long-term care insurance products, and 3) commissions from the sale of property and casualty insurance.  The following table presents the contribution of each of the three sources to the total amount recognized in this line item:

($ in thousands)	2008	2007	2006
Commissions earned from:
Sales of credit life insurance	$294	304	337
Sales of investments, annuities, and long term care insurance	474	387	266
Sales of property and casualty insurance	784	820	831
Total	$1,552	1,511	1,434

Data processing fees amounted to $167,000 in 2008, $204,000 in 2007, and $162,000 in 2006.  As noted earlier, Montgomery Data makes its excess data processing capabilities available to area financial institutions for a fee.  As of each of the years ended December 31, 2007 and 2006, Montgomery Data had two outside customers that were affiliated with each other.  In 2008, the two customers merged with one another, thus leaving Montgomery Data with one customer at December 31, 2008.  Montgomery Data intends to continue to market this service to area banks, but does not currently have any near-term prospects for additional business.

Noninterest income not considered to be “core” amounted to a net gain of $142,000 in 2008, a net gain of $477,000 in 2007, and a net loss of $1,894,000 in 2006.  In Table 4, the line item entitled “other gains (losses), net” totaling $156,000 in 2008 includes a gain of $306,000 related to the VISA initial public offering that occurred in March 2008.  We were a member/owner of VISA and received a portion of VISA’s offering proceeds.  “Other gains (losses), net” totaling $2,099,000 in 2006 includes a loss of $1,900,000 related to the write-off loss of a merchant credit card receivable.  During 2006, we discovered that we had liability associated with a commercial merchant client that sold furniture over the internet.  The furniture store did not deliver furniture that its customers had ordered and paid for, and was unable to immediately refund their credit card purchases.  As the furniture store’s credit card processor, we became contractually liable for the amounts that were required to be refunded.  During 2007, we determined that our ultimate exposure to this loss was approximately $190,000 less than the original estimated total loss of $1.9 million that had been expensed in 2006.  Accordingly, we reversed $190,000 of this loss during 2007, which is included in “other gains (losses), net.”

As noted above, we terminated our contract with our previous credit card processor in 2007 and entered into a new contract with a different processor.  The new contract shifts the risk of losses similar to the one described above from us to the third-party processor.

Also included in “other gains (losses), net” are normal and expected write-downs of tax credit partnership investments amounting to $344,000, $308,000 and $295,000 in 2008, 2007, and 2006, respectively.  We project $320,000 in tax credit investment write-downs in 2009.  Our total investment in tax credit partnerships amounted to $1.0 million, $1.4 million and $1.6 million at December 31, 2008, 2007, and 2006, respectively.  To date, all tax credit write-downs have been exceeded, and are projected to continue to be exceeded, by the amount of tax credits realized and recorded as a reduction of income tax expense.

We realized a net securities loss of $14,000 in 2008 and net securities gains of $487,000 and $205,000 in 2007 and 2006, respectively.  The sales in 2007 and 2006 were initiated primarily to realize current income.

Noninterest Expenses

Noninterest expenses for 2008 were $62,661,000, compared to $57,580,000 in 2007 and $53,198,000 in 2006.  Table 5 presents the components of our noninterest expense during the past three years.

Based on the amounts noted above, noninterest expenses increased 8.8% in 2008 and 8.2% in 2007.  The increases in noninterest expenses over the past three years have occurred in nearly every line item of expense and have been primarily a result of our significant growth.  Over the past three years, our number of bank branches has increased from 61 to 74, and the number of full time equivalent employees has increased from 578 at December 31, 2005 to 650 at December 31, 2008.  Additionally, from December 31, 2005 to December 31, 2008, the amount of loans outstanding increased 49.2% and deposits increased 38.8%.

Our ratio of noninterest expense to average assets was 2.52% in 2008 compared to 2.69% in 2007 and 2.77% in 2006.  Our efficiency ratio (the sum of tax-equivalent net interest income plus noninterest income divided by noninterest expense) was 57.85% in 2008 compared to 58.57% in 2007 and 59.54% in 2006.  For both of the ratios just noted, a lower ratio is more favorable than a higher ratio.

From 2004 through 2006, we were not required to pay any FDIC deposit insurance premiums.  As discussed above in “Supervision and Regulation of the Bank,” in 2006 the FDIC modified its rules relating to the assessment of deposit insurance premiums.  In 2007, we incurred approximately $100,000 in FDIC deposit insurance premium expense compared to none in 2006.  In 2008, we recorded FDIC insurance expense of $1.2 million.

On December 16, 2008, the FDIC raised the deposit insurance assessment rates uniformly for all institutions by 7 cents for every $100 of domestic deposits effective for the first quarter of 2009.  On February 27, 2009, the

FDIC announced that, commencing in April 2009, its minimum rates would increase to a range of twelve cents to sixteen cents per $100 in deposits.  Excluding the special assessment discussed below, we estimate that our annual FDIC insurance premium expense will be approximately $3.0 million in 2009, a $1.8 million increase from 2008, as a result of the rate changes.

The FDIC also announced on February 27, 2009 an interim rule that would impose a one-time special assessment of twenty cents per $100 in insured deposits to be collected on September 30, 2009.  Unless there are changes to the final rule, we estimate that our one-time special assessment will total approximately $4 million.  The interim rule would also permit the FDIC to impose emergency special assessments from time to time after June 30, 2009 if the FDIC board believes the reserve fund will fall to a level that would adversely affect public confidence in federal deposit insurance.

Additionally, based on preliminary actuarial reports, we expect our pension expense to increase from $2.3 million in 2008 to $3.6 million in 2009, an increase of $1.3 million, primarily as a result of investment losses experienced by the pension plan’s assets in 2008.

Income Taxes

The provision for income taxes was $13,120,000 in 2008, $13,150,000 in 2007, and $11,423,000 in 2006.

Table 6 presents the components of tax expense and the related effective tax rates.  The effective tax rate for 2008 was 37.4% compared to 37.6% in 2007 and 37.2% in 2006.  We recorded nonrecurring adjustments in the third quarter of 2006 amounting to $182,000 that reduced otherwise reported income tax expense.  We expect our effective tax rate to be in the 37%-38% range for the foreseeable future.

Table 1 reflects the fact that in 2005, we recorded incremental tax expense of $4.3 million related to the settlement of a state tax matter with the North Carolina Department of Revenue.  See prior year filings for discussion of this matter.

Stock-Based Compensation

We recorded stock-based compensation expense of $143,000, $190,000 and $325,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

During 2006 and 2007, the only stock-based grants made by the company were grants of 2,250 options to each of the Company’s non-employee directors on June 1 of each year.  In 2008, in addition to the annual director grant, our board of directors approved a grant of incentive-based stock awards to 19 senior officers under the First Bancorp 2007 Equity Plan (“2007 Equity Plan”) as discussed in the following paragraph.

On June 17, 2008, 262,599 stock options and 81,337 performance units were awarded to 19 senior officers under the 2007 Equity Plan.  Each performance unit represents the right to acquire one share of First Bancorp common stock upon satisfaction of the vesting conditions.  This grant has both performance conditions (earnings per share targets) and service conditions that must be met in order to vest.  The 262,599 stock options and 81,337 performance units represented the maximum amount of options and performance units that could have vested if the Company were to achieve specified maximum goals for earnings per share during the three annual performance periods ending on December 31, 2008, 2009, and 2010.  Up to one-third of the total number of options and performance units granted will vest annually as of December 31 of each year beginning in 2010, if (1) the Company achieves specific EPS goals during the corresponding performance period and (2) the executive or key employee continues employment for a period of two years beyond the corresponding performance period.  Compensation expense for this grant will be recorded over the various service periods based on the estimated number of options and performance units that are probable to vest.  If the awards do not vest, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.  When the award grant was made, it was expected that compensation expense for each of the first three years would range from $0 to $700,000, depending on the number of awards that vested, with the expense being approximately $350,000 per year if the targeted levels of performance were met.  Since the grant date, we have concluded that is not probable that any of these awards will vest because minimum performance levels will not be met, and therefore no compensation expense has been recorded.  We did not achieve the minimum earnings per share performance goal for 2008, and thus one-third of the above grant has been permanently forfeited.

Under the assumption that the incentive grants noted above do not vest, our stock-based compensation expense related to options currently outstanding will be approximately $9,000 in each of 2009 and 2010, $6,000 in each of 2011 and 2012, and $1,000 in 2013.  There is no tax benefit related to any of those expenses.  Any new stock-based awards that are granted and vest after January 1, 2009 will increase the amount of stock-based compensation expense that we record.  We expect to continue the annual grant of 2,250 stock options to each of our non-employee directors in 2009.  This annual grant resulted in us recording an expense of $135,000 ($82,000 after-tax) in 2008.

ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Overview

Over the past two years, we have achieved steady increases in our levels of loans and deposits, which has resulted in an increase in assets from $2.1 billion at December 31, 2006 to $2.8 billion at December 31, 2008.  This growth has been both internally generated and acquired.  During the second quarter of 2008, we completed the acquisition of Great Pee Dee Bancorp, Inc.  We did not complete any acquisitions in 2007.  The following table presents detailed information regarding the nature of our growth in 2007 and 2008:

(in thousands)	Balance at beginning of period	Internal growth	Growth from Acquisitions – Great Pee Dee	Balance at end of period	Total percentage growth	Internal growth (1)
2008
Loans	$1,894,295	133,180	183,840	2,211,315	16.7%	7.0%

Deposits
Noninterest bearing	232,141	(11,099)	8,436	229,478	-1.1%	-4.8%
NOW	192,785	(4,405)	10,395	198,775	3.1%	-2.3%
Money Market	264,653	61,025	15,061	340,739	28.7%	23.1%
Savings	100,955	21,697	2,588	125,240	24.1%	21.5%
Time>$100,000 – non-brokered	479,176	(3,225)	37,672	513,623	7.2%	-0.7%
Time>$100,000 – brokered	−	53,012	25,557	78,569	n/a	n/a
Time<$100,000	568,567	(28,200)	48,000	588,367	3.5%	-5.0%
Total deposits	$1,838,277	88,805	147,709	2,074,791	12.9%	4.8%

2007
Loans	$1,740,396	153,899	─	1,894,295	8.8%	8.8%

Deposits
Noninterest bearing	217,291	14,850	─	232,141	6.8%	6.8%
NOW	193,435	(650)	─	192,785	-0.3%	-0.3%
Money Market	205,994	58,659	─	264,653	28.5%	28.5%
Savings	103,346	(2,391)	─	100,955	-2.3%	-2.3%
Time>$100,000	422,772	56,404	─	479,176	13.3%	13.3%
Time<$100,000	552,841	15,726	─	568,567	2.8%	2.8%
Total deposits	$1,695,679	142,598	─	1,838,277	8.4%	8.4%

(1)  Excludes the impact of acquisitions.

As shown in the table above, we experienced internal loan growth of 7.0% and 8.8%, in 2008 and 2007, respectively.  The growth experienced in 2007 and 2008 was partially due to our 2005 expansion into

Mooresville, North Carolina, a high growth market near Charlotte, and our 2005 expansion into the coastal North Carolina counties of New Hanover County and Brunswick County.  Loan growth in these markets totaled $77 million in 2008 and $89 million in 2007.

Internal deposit growth was 4.8% in 2008 and 8.4% in 2007.  Money market accounts had the highest growth in both years.  The growth in money market accounts was almost entirely due to the introduction in late 2005 of a high interest rate money market account that was created in order to attract deposits to fund loan growth, as well as to enhance overall liquidity.  We believe that the generally lower growth (or negative growth) experienced in both years in the other non-time deposit categories was partially a result of customers shifting funds to this money market account.  The increase in the Savings category in 2008 was due to a $25 million deposit from one customer into a high interest rate savings account.

Internal non-brokered time deposit growth (both large and small denomination) increased in 2007 and decreased in 2008.  Time deposits are a rate sensitive category of deposits.  In 2007, we offered promotional interest rates in order to help fund strong loan growth.  In 2008, we decided not to match promotional time deposit interest rates being offered by several of our local competitors, which we felt were too high compared to alternative funding sources, and consequently we experienced a loss of internally generated time deposits.  Instead of matching the high interest rates, we decided to utilize brokered time deposits because they had interest rates meaningfully lower than rates in the local marketplace.  We ended 2008 with a total of $79 million in brokered time deposits compared to none in 2007.  The $79 million in brokered time deposits at December 31, 2008 represented just 3.8% of our total deposits, which we believe is a relatively low level of reliance on this wholesale funding source.  In addition to the $79 million in brokered deposits at December 31, 2008, we also had $5 million in time deposits that we raised during the year from an internet posting service.

As can be seen in the table above, our acquisition of Great Pee Dee Bancorp on April 1, 2008 resulted in the assumption of $184 million in loans and $148 million in deposits.

Over the past few years, including 2007 and 2008, our loan growth has exceeded our deposit growth and to a greater extent exceeded our retail deposit growth (which excludes time deposits greater than $100,000).  We believe the higher internal growth rates for loans compared to retail deposits over the past two years is largely attributable to the type of customers we have been able to attract.  Most of our loan growth has come from small-business customers that need loans in order to expand their business, and have few deposits.  Additionally, we have found it difficult to compete for retail deposits in recent years.  We frequently compete against banks in the marketplace that either 1) are so large that they enjoy better economies of scale over us and can thus offer higher rates, or 2) are recently started banks that are focused on building market share, and not necessarily on positive earnings, by offering high deposit rates.  We believe we enjoy advantages in the loan marketplace because of our seasoned lenders who have the experience necessary to oversee the completion of a loan and are afforded the autonomy to be able to make timely decisions.

Our liquidity decreased slightly in 2008 as a result of internal loan growth that exceeded internal deposit growth, as well as from our acquisition of Great Pee Dee.  Great Pee Dee had a loan to deposit ratio of 124% on the date of acquisition.  Our loan to deposit ratio was 106.6% at December 31, 2008 compared to 103.1% at December 31, 2007 and 102.6% at December 31, 2006.

Our capital ratios improved slightly in 2008 as a result of our all-stock acquisition of Great Pee Dee.  All of our capital ratios have continually exceeded the regulatory thresholds for “well-capitalized” status for all periods covered by this report.  On January 9, 2009, we sold $65 million of preferred stock to the US Treasury under the Capital Purchase Program.  This sale of stock significantly enhanced our capital position.

Due to the recessionary economic environment that began in 2007, our asset quality ratios have worsened.  Our nonperforming assets to total assets ratio was 1.29% at December 31, 2008 compared to 0.47% at December 31, 2007, and 0.39% at December 31, 2006.  For the year ended December 31, 2008, our ratio of annualized net charge-offs to average loans was 0.24% compared to 0.16% for 2007, and 0.11% for 2006.

Distribution of Assets and Liabilities

Table 7 sets forth the percentage relationships of significant components of our balance sheet at December 31, 2008, 2007, and 2006.

For all three years, loans comprised 80%-81% of total assets.  For both 2006 and 2007, deposits were 79% of total assets, while borrowings were 10%.  In 2008, as a result of an increased reliance on borrowings to fund loan growth that has exceeded deposit growth, the percentage of deposits to total assets decreased to 76%, while the percentage of borrowings to total assets increased to 13%.

Securities

Information regarding our securities portfolio as of December 31, 2008, 2007, and 2006 is presented in Tables 8 and 9.

The composition of the investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income.  The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

Total securities amounted to $187.2 million, $151.8 million, and $143.1 million at December 31, 2008, 2007, and 2006, respectively.  The increase in securities over the past year was due to the acquisition of approximately $15 million in securities related to our acquisition of Great Pee Dee in 2008, as well as purchases of securities we needed in order to collateralize public deposits.  Over the past year, we have primarily elected to purchase securities issued by the Federal Home Loan Bank, a government-sponsored enterprise, which, due to their non-amortizing nature, are easier to pledge than mortgage-backed securities and can be more easily purchased in shorter maturity terms than mortgage-backed securities.  In general, we prefer to invest in short-term investments in order to provide liquidity and manage interest rate risk.  We have never held investments in Freddie Mac or Fannie Mae preferred stock.

The majority of our “government-sponsored enterprise” securities are issued by the Federal Home Loan Bank and carry one maturity date, often with an issuer call feature.  At December 31, 2008, of the $90 million in carrying value of government-sponsored enterprise securities, $75 million were issued by the Federal Home Loan Bank system and the other $15 million were issued by the Federal Farm Credit Bank system.

Our $47 million of mortgage-backed securities have been all been issued by either Freddie Mac, Fannie Mae, or Ginnie Mae, each of which are government-sponsored corporations.  We have no “private label” mortgage-backed securities.  Mortgage-backed securities vary in their repayment in correlation with the underlying pools of home mortgage loans.

Included in mortgage-backed securities at December 31, 2008 were collateralized mortgage obligations (“CMOs”) with an amortized cost of $7.9 million and a fair value of $7.8 million.  Included in mortgage-backed securities at December 31, 2007 were CMOs with an amortized cost of $9.6 million and a fair value of $9.4 million.  Included in mortgage-backed securities at December 31, 2006 were CMOs with an amortized cost of $11.9 million and a fair value of $11.5 million.  The CMOs that we have invested in are substantially all “early tranche” portions of the CMOs, which minimizes our long-term interest rate risk.

At December 31, 2008, our $17 million investment in corporate bonds was comprised of the following:

($ in thousands) Issuer	S&P Issuer Ratings (1)	Maturity Date	Amortized Cost	Market Value
First Citizens Bancorp (North Carolina) Bond	BB	4/1/15	$2,993	3,073
Citigroup Bond	(2)	2/15/16	3,100	2,847
Bank of America Trust Preferred Security	BB-	12/11/26	2,060	1,729
Wells Fargo Trust Preferred Security	A	1/15/27	2,576	2,008
Bank of America Trust Preferred Security	BB-	4/14/27	2,065	1,714
Bank of America Trust Preferred Security	BB-	4/15/27	3,007	2,572
First Citizens Bancorp (North Carolina) Trust Preferred Security	BB	3/1/28	2,084	2,385
First Citizens Bancorp (South Carolina) Trust Preferred Security	Not Rated	6/15/34	1,000	520
Total investment in corporate bonds			$18,885	16,848

(1)	The ratings are as of March 11, 2009.
(2)	This bond was called by Citigroup at par in February 2009 with no loss to First Bancorp.

Our $17 million investment in equity securities at each year end is comprised almost entirely of capital stock in the Federal Home Loan Bank of Atlanta.  The Federal Home Loan Bank of Atlanta requires us to purchase their stock in order to borrow from them.  The amount they require us to invest is based on our level of borrowings from them.  At December 31, 2008, our investment in capital stock of the Federal Home Loan Bank of Atlanta amounted to $16.5 million of our total investment in equity securities of $17.0 million.  Until February 27, 2009, the Federal Home Loan Bank of Atlanta redeemed their stock at par as borrowings were repaid.  On February 27, 2009, the Federal Home Loan Bank of Atlanta announced that they would no longer automatically redeem their stock when loans are repaid.  Instead, they stated that they would evaluate whether they would repurchase stock on a quarterly basis.

The fair value of securities held to maturity, which we carry at amortized cost, was $179,000 less than the carrying value at December 31, 2008 and $9,000 more than the carrying value at December 31, 2007.  Our $16.0 million in securities held to maturity are comprised almost entirely of municipal bonds issued by state and local governments throughout our market area.  The denominations of the bonds are all less than $600,000 and we have no significant concentration of bond holdings from one government entity, with the single largest exposure to any one entity being $812,000.  Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.

At December 31, 2008, a net unrealized gain of $273,000 was included in the carrying value of securities classified as available for sale, compared to a net unrealized gain of $86,000 at December 31, 2007 and a net unrealized loss of $860,000 at December 31, 2006.  In 2006, a steadily rising interest rate environment caused a decline in fair market value of securities.  In 2007 and 2008, declines in interest rates resulted in unrealized gains at December 31, 2007 and 2008.  Higher interest rates negatively impact the value of fixed income securities and conversely, lower interest rates have a positive impact on the value of fixed income securities.  Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates and the overall economic environment, not by concerns about the ability of the issuers to meet their obligations.  Net unrealized gains (losses), net of applicable deferred income taxes, of $167,000, $52,000, and ($524,000) have been reported as part of a separate component of shareholders’ equity (accumulated other comprehensive income (loss)) as of December 31, 2008, 2007, and 2006, respectively.

The weighted average taxable-equivalent yield for the securities available for sale portfolio was 4.26% at December 31, 2008.  The expected weighted average life of the available for sale portfolio using the call date for above-market callable bonds, the maturity date for all other non-mortgage-backed securities, and the expected life for mortgage-backed securities, was 4.0 years.

The weighted average taxable-equivalent yield for the securities held to maturity portfolio was 6.38% at December 31, 2008.  The expected weighted average life of the held to maturity portfolio using the call date for above-market callable bonds and the maturity date for all other securities, was 6.4 years.

As of December 31, 2008 and 2007, we own no investment securities of any one issuer, other than government-sponsored enterprises or corporations, in which aggregate book values and market values exceeded 10% of shareholders’ equity.

Loans

Table 10 provides a summary of the loan portfolio composition at each of the past five year ends.

The loan portfolio is the largest category of our earning assets and is comprised of commercial loans, real estate mortgage loans, real estate construction loans, and consumer loans.  We restrict virtually all of our lending to our 28 county market area, which is located in central and southeastern North Carolina, three counties in southern Virginia and three counties in northeastern South Carolina.  The diversity of the region’s economic base has historically provided a stable lending environment.

In 2008, loans outstanding increased $317.0 million, or 16.7% to $2.21 billion.  In 2007, loans outstanding increased $153.9 million, or 8.8%.  Of the $317.0 million in loan growth in 2008, approximately $183.8 million was assumed in the acquisition of Great Pee Dee Bancorp, Inc. in April 2008.  All of the loan growth in 2007 was internally generated, as we did not complete any acquisitions during that year.  The majority of the 2008 and 2007 loan growth occurred in loans secured by real estate, with approximately $291.2 million, or 92.1% in 2008, and $136.7 million, or 88.9%, in 2007, of the net loan growth occurring in loans secured by real estate.

Table 10 indicates that the category of loans with the most variance in its amount outstanding as a percent of total loans over the past three years has been  real estate – construction, land development & other land loans.  This category comprised 16% of total loans at December 31, 2006, 21% at December 31, 2007 and 19% at December 31, 2008.  The increase in 2007 was primarily attributable to the nature of the loan growth that we experienced when we expanded our branch network to the fast-growing southeast coast of North Carolina.  In 2008, due to recessionary conditions, particularly in the housing market, loan demand for these types of loans weakened, and we tightened our loan underwriting criteria for these types of loans, which reduced growth.

Over the years, our loan mix has remained fairly consistent, with real estate loans (mortgage and construction) comprising approximately 86-87% of the loan portfolio, commercial, financial, and agricultural loans not secured by real estate comprising 9-10%, and consumer installment loans comprising 4-5% of the portfolio.  The majority of our “real estate” loans are personal and commercial loans where real estate provides additional security for the loan.

At December 31, 2008, $1.929 billion, or 87%, of our loan portfolio was secured by liens on real property.  Included in this total are $885 million, or 40% of total loans, in loans secured by liens on 1-4 family residential properties and $1.044 billion, or 47% of total loans, in loans secured by liens on other types of real estate.  At December 31, 2007, $1.637 billion, or 86%, of our loan portfolio was secured by liens on real property.  Included in this total are $724 million, or 38% of total loans, in loans secured by liens on 1-4 family residential properties and $913 million, or 48% of total loans, in loans secured by liens on other types of real estate.  Our $1.929 billion in real estate mortgage loans at December 31, 2008 can be further classified as follows – for comparison purposes, the classification of our $1.637 billion real estate loan portfolio at December 31, 2007 is shown in parentheses:

•
$628 million, or 28% of total loans (vs. $514 million, or 27% of total loans), are secured by first liens on residential homes, in which the borrower’s personal income is generally the primary repayment source.

•	$584 million, or 26% of total loans (vs. $496 million, or 26% of total loans), are primarily dependent on cash flow from a commercial business for repayment.

•	$214 million, or 10% of total loans (vs. $213 million, or 11% of total loans), are real estate construction loans.
•	$257 million, or 12% of total loans (vs. $210 million, or 11% of total loans), are home equity loans (lines-of-credit and term loans) obtained by consumers for various purposes.
•	$210 million, or 9% of total loans (vs. $171 million, or 9% of total loans), are tracts of unimproved land for investment or future development.
•	$36 million, or 2% of total loans (vs. $33 million, or 2% of total loans), are primarily dependent on cash flow from agricultural crop sales.

Table 11 provides a summary of scheduled loan maturities over certain time periods, with fixed rate loans and adjustable rate loans shown separately.  Approximately 30% of our loans outstanding at December 31, 2008 mature within one year and 79% of total loans mature within five years.  As of December 31, 2008, the percentages of variable rate loans and fixed rate loans as compared to total performing loans were 45% and 55%, respectively.  We intentionally make a blend of fixed and variable rate loans so as to reduce interest rate risk.  See discussion regarding fluctuations in our ratio of fixed rate loans to variable rate loans in the section above entitled “Net Interest Income.”

Nonperforming Assets

Nonperforming assets include nonaccrual loans, troubled debt restructurings, loans past due 90 or more days and still accruing interest, and other real estate.  As a matter of policy we place all loans that are past due 90 or more days on nonaccrual basis, and thus there were no loans at any of the past five year ends that were 90 days past due and still accruing interest.  Table 12 summarizes our nonperforming assets at the dates indicated.

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

Due largely to the recessionary economic conditions that began in late 2007 and worsened in 2008, we have experienced increases in our nonperforming assets.

Nonperforming loans as of December 31, 2008, 2007, and 2006 totaled $30,595,000, $7,813,000, and $6,862,000, respectively.  Nonperforming loans as a percentage of total loans amounted to 1.38%, 0.41%, and 0.39%, at December 31, 2008, 2007, and 2006, respectively.  Our largest nonaccrual relationships at December 31, 2008 and 2007 amounted to $1,600,000 and $530,000, respectively.  At December 31, 2008, troubled debt restructurings amounted to $3,995,000, which was comprised of one land development loan for which we have reduced the interest rate from the original note rate of 7.75% to 5.00% because of financial difficulties being experienced by the borrower.

The following is the composition by loan type of our nonaccrual loans at each period end:

	At December 31, 2008	At December 31, 2007
Commercial, financial, and agricultural	$1,726	504
Real estate – construction, land development, and other land loans	6,936	2,219
Real estate – mortgage – residential (1-4 family) first mortgages	10,856	1,515
Real estate – mortgage – home equity loans/lines of credit	2,242	1,130
Real estate – mortgage – commercial and other	3,624	1,370
Installment loans to individuals	1,216	1,069
Total nonaccrual loans	$26,600	7,807

Included in the table above are $3.1 million in loans that were acquired in the acquisition of Great Pee Dee and were written down on the acquisition date by $4.6 million from a total loan balance of $7.7 million.

If the nonaccrual and restructured loans as of December 31, 2008, 2007 and 2006 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $1,930,000, $610,000 and $510,000 for nonaccrual loans and $310,000, $1,000 and $1,000 for restructured loans would have been recorded for 2008, 2007, and 2006, respectively.  Interest income on such loans that was actually collected and included in net income in 2008, 2007 and 2006 amounted to approximately $826,000, $252,000 and $179,000 for nonaccrual loans (prior to their being placed on nonaccrual status), and $155,000, $1,000, and $1,000 for restructured loans, respectively.  At December 31, 2008 and 2007, the Company had no commitments to lend additional funds to debtors whose loans were nonperforming.

Management routinely monitors the status of certain large loans that, in management’s opinion, have credit weaknesses that could cause them to become nonperforming loans.  In addition to the nonperforming loan amounts discussed above, management believes that an estimated $15-$17 million of loans that were performing in accordance with their contractual terms at December 31, 2008 have the potential to develop problems depending upon the particular financial situations of the borrowers and economic conditions in general.  Management has taken these potential problem loans into consideration when evaluating the adequacy of the allowance for loan losses at December 31, 2008 (see discussion below).

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

Other real estate includes foreclosed, repossessed, and idled properties.  Other real estate has increased over the past three years, amounting to $4,832,000 at December 31, 2008, $3,042,000 at December 31, 2007, and $1,539,000 at December 31, 2006.  Other real estate represented approximately 0.07%-0.18% of total assets at each of the past three year ends.  The increases in other real estate are due to increased foreclosure activity as a result of the recessionary economic conditions.  At December 31, 2008, the largest balance related to any single piece of other real estate was $425,000.  Our management believes that the fair values of the items of other real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

The following table presents detail of our other real estate at each of the past two year ends:

	At December 31, 2008	At December 31, 2007
Vacant land	$975	344
1-4 family residential properties	2,149	2,073
Commercial real estate	1,693	592
Other	15	33
Total other real estate	$4,832	3,042

Allowance for Loan Losses and Loan Loss Experience

The allowance for loan losses is created by direct charges to operations (known as a “provision for loan losses” for the period in which the charge is taken).  Losses on loans are charged against the allowance in the period in which such loans, in management’s opinion, become uncollectible.  The recoveries realized during the period are credited to this allowance.  We consider our procedures for recording the amount of the allowance for loan losses and the related provision for loan losses to be a critical accounting policy.  See the heading “Critical Accounting Policies” above for further discussion.

The factors that influence management’s judgment in determining the amount charged to operating expense include past loan loss experience, composition of the loan portfolio, evaluation of probable inherent losses and current economic conditions.

We use a loan analysis and grading program to facilitate our evaluation of probable inherent loan losses and the adequacy of our allowance for loan losses.  In this program, risk grades are assigned by management and tested by an independent third party consulting firm.  The testing program includes an evaluation of a sample of new loans, loans we identify as having potential credit weaknesses, loans past due 90 days or more, loans originated by new loan officers, nonaccrual loans and any other loans identified during previous regulatory and other examinations.

We strive to maintain our loan portfolio in accordance with what management believes are conservative loan underwriting policies that result in loans specifically tailored to the needs of our market areas.  Every effort is made to identify and minimize the credit risks associated with such lending strategies. We have no foreign loans, few agricultural loans and do not engage in significant lease financing or highly leveraged transactions.  Commercial loans are diversified among a variety of industries.  The majority of loans captioned in the tables discussed below as “real estate” loans are personal and commercial loans where real estate provides additional security for the loan.  Collateral for virtually all of these loans is located within our principal market area.

The allowance for loan losses amounted to $29,256,000 at December 31, 2008 compared to $21,324,000 at December 31, 2007 and $18,947,000 at December 31, 2006.  This represented 1.32%, 1.13%, and 1.09%, of loans outstanding as of December 31, 2008, 2007, and 2006, respectively.  The higher percentages in 2007 and 2008 are primarily associated with higher levels of classified assets.  As noted in Table 12, our allowance for loan losses as a percentage of nonperforming loans (“coverage ratio”) amounted to 96% at December 31, 2008 compared to 273% at December 31, 2007 and 276% at December 31, 2006.  Due to the secured nature of virtually all of our loans that are on nonaccrual status, the variance in the coverage ratio is not necessarily indicative of the relative adequacy of the allowance for loan losses.  Additionally, there are $3.1 million in nonaccrual loans acquired in the acquisition of Great Pee Dee that were written down on the acquisition date by $4.6 million from a total loan balance of $7.7 million.

Table 13 sets forth the allocation of the allowance for loan losses at the dates indicated.  The amount of the unallocated portion of the allowance for loan losses did not vary materially at any of the past three year ends.

The allowance for loan losses is available to absorb losses in all categories.

Management considers the allowance for loan losses adequate to cover probable loan losses on the loans outstanding as of each reporting date.  It must be emphasized, however, that the determination of the allowance using our procedures and methods rests upon various judgments and assumptions about economic conditions and other factors affecting loans.  No assurance can be given that we will not in any particular period sustain loan losses that are sizable in relation to the amount reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and losses on foreclosed real estate.  Such agencies may require us to recognize additions to the allowance based on the examiners’ judgments about information available to them at the time of their examinations.

For the years indicated, Table 14 summarizes our balances of loans outstanding, average loans outstanding, and a detailed rollforward of the allowance for loan losses.  In addition to the increases to the allowance for loan losses related to normal provisions, the increases in the dollar amounts of the allowance for loan losses in 2008 and 2006 were also affected by amounts recorded to provide for loans assumed in corporate acquisitions.  In 2008, we added $3,158,000 to the allowance for loan losses related to approximately $184 million in loans assumed in the acquisition of Great Pee Dee in April 2008.  In 2006, we added $52,000 to the allowance for loan losses related to approximately $6 million in loans assumed in a branch acquisition.

Table 14 also provides a breakout of loans charged-off and recoveries of loans previously charged-off based on the loan type.  In years prior to 2006, our policy was to record net charge-offs related to deposit overdrafts as a reduction to service charges on deposits accounts.  Based on regulatory requirements, on July 1, 2006, we began recording charge-offs and recoveries related to deposit overdrafts to the allowance for loan losses.  Total net charge-offs related to overdrafts that were recorded as a reduction to service charges on deposit accounts instead of a reduction to the allowance for loan losses amounted to $81,000 for the six months ended June 30, 2006 and $248,000 and $258,000 for the years ended December 31, 2005, and 2004, respectively.

Net loan charge-offs amounted to $5,106,000 in 2008, $2,840,000 in 2007, and $1,744,000 in 2006.  The higher amounts in 2008 reflect the impact of deteriorating loan quality that has been impacted by the recessionary economic conditions.  This represents 0.24%, 0.16%, and 0.11% of average loans during 2008, 2007, and 2006 respectively.  In each of the past five years, our net charge-off ratio has been in the range of 0.11%-0.24%.

Deposits and Securities Sold Under Agreements to Repurchase

At December 31, 2008, deposits outstanding amounted to $2.075 billion, an increase of $237 million, or 12.9%, from December 31, 2007.  Approximately $89 million, or 38%, of the deposit growth in 2008 was internally generated, while the remaining $148 million, or 62%, resulted from the acquisition of Great Pee Dee in April 2008.  In 2007, deposits grew from $1.696 billion to $1.838 billion, an increase of $142 million, or 8.4%, from December 31, 2006. There were no deposits assumed in acquisitions in 2007.

The nature of our deposit growth is illustrated in the table on page 40.  The following table reflects the mix of our deposits at each of the past three year ends:

	2008	2007	2006
Noninterest-bearing deposits	11%	13%	13%
NOW deposits	10%	10%	11%
Money market deposits	16%	14%	12%
Savings deposits	6%	6%	6%
Time deposits > $100,000 – non-brokered	25%	26%	25%
Time deposits > $100,000 – brokered	4%	−	−
Time deposits < $100,000	28%	31%	33%
Total deposits	100%	100%	100%
Securities sold under agreements to repurchase as a percent of total deposits	3%	2%	3%

The deposit mix remained relatively consistent from 2006 to 2008, with the largest variances being an increase in money market deposits and brokered time deposits, and a decrease in time deposits less than $100,000.   The growth in money market accounts was almost entirely due to the introduction in late 2005 of a high interest rate money market account that was created in order to attract deposits to fund loan growth, as well as to enhance overall liquidity.  The decline in time deposits less than $100,000 has been primarily due to our decision not to match promotional time deposit interest rates being offered by several of our local competitors, which we felt were too high compared to alternative funding sources, and consequently we experienced a loss of some time deposits.  Instead of matching the high interest rates, we decided to utilize brokered time deposits because they had interest rates meaningfully lower than rates in the local marketplace.  We ended 2008 with a total of $79 million in brokered time deposits compared to none in 2007.  The $79 million in brokered time deposits at December 31, 2008 represented 3.8% of our total deposits, which we believe is a relatively low level of reliance on this wholesale funding source.  In addition to the $79 million in brokered deposits at December 31, 2008, we also had $5 million in time deposits that we raised during the year from an internet posting service.

Of the $79 million in brokered time deposits outstanding at year end, $9 million were deposits that we received from customers that we placed into the Certificate of Deposit Account Registry Service (CDARS).  CDARS is a third-party network that allows customers to obtain FDIC insurance on deposits of up to $50 million, while dealing with just one bank.  We introduced this product to our customers in 2008.  Now, when a customer deposits a large amount with the Bank, the customer has the option of accessing the CDARS network, whereby we place the funds into certificates of deposit issued by other banks in the same network in increments less than $100,000 each so that both the principal and interest is eligible for complete FDIC protection.  As a result, our customers can receive FDIC coverage from many banks, while still working with their local First Bank branch.

We routinely engage in activities designed to grow and retain deposits, such as (1) emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with us, (2) pricing deposits at rate levels that will attract and/or retain deposits, and (3) continually working to identify and introduce new products that will attract customers or enhance our appeal as a primary provider of financial services.

Table 15 presents the average amounts of our deposits and the average yield paid for those deposits for the years ended December 31, 2008, 2007, and 2006.

As of December 31, 2008, we held approximately $592.2 million in time deposits of $100,000 or more.  Table 16 is a maturity schedule of time deposits of $100,000 or more as of December 31, 2008.  This table shows that 90% of our time deposits greater than $100,000 mature within one year.

At each of the past three year ends, we have no deposits issued through foreign offices, nor do we believe that we held any deposits by foreign depositors.

Borrowings

We had borrowings outstanding of $367.3 million at December 31, 2008 compared to $242.4 million at December 31, 2007.  As shown in Table 2, average borrowings have increased over the past three years, amounting to $113 million in 2006, increasing by $17 million to $130 million in 2007, and increasing by $97 million to $227 million in 2008.  The increase in borrowings in 2008 and 2007 has been primarily a result of needing to fund loan growth that has exceeded deposit growth, as well as $41 million in borrowings assumed in the acquisition of Great Pee Dee.  In 2008, average loans outstanding were $309 million higher than in 2007, whereas average deposits increased by only $205 million.  In 2007, average loans increased by $185 million compared to average deposit growth of $181 million.

At December 31, 2008, the Company had three sources of readily available borrowing capacity – 1) an approximately $549 million line of credit with the FHLB, of which $265 million was outstanding at December 31, 2008 and $176 million was outstanding at December 31, 2007, 2) a $50 million overnight federal funds line of credit with a correspondent bank, of which $35 million was outstanding at December 31, 2008 and none was outstanding at December 31, 2007, and 3) an approximately $122 million line of credit through the Federal Reserve Bank of Richmond’s (FRB) discount window, none of which was outstanding at December 31, 2008 or 2007.

Our line of credit with the FHLB can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need, and is secured by our FHLB stock and a blanket lien on most of our real estate loan portfolio.  As of December 31, 2008, $230 million of the $265 million outstanding with the FHLB were overnight borrowings (daily renewable) with a weighted-average interest rate of 0.46%, with the remaining $35 million outstanding having a weighted average interest rate of 4.38% and maturity dates ranging from April 2009 to April 2012.  For the year ended December 31, 2008, the average amount of FHLB borrowings outstanding was approximately $158 million and had a weighted average interest rate for the year of 2.49%.  The maximum amount of short-term FHLB borrowings outstanding at any month-end during 2008 was $265 million.

In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of the line of credit, the borrowing capacity was further reduced by $75 million and $40 million at December 31, 2008 and 2007, respectively, as a result of the pledging letters of credit backed by the FHLB for public deposits at each of those dates.

Our correspondent bank relationship allows us to purchase up to $50 million in federal funds on an overnight, unsecured basis (federal funds purchased).  We had $35 million borrowings outstanding under this line at December 31, 2008.  We had no borrowings outstanding under this line at December 31, 2007.   This line of credit was not drawn upon during any of 2007 or 2006.

We also have a line of credit with the FRB discount window.  This line is secured by a blanket lien on a portion of our commercial and consumer loan portfolio (excluding real estate loans).  Based on the collateral that we owned as of December 31, 2008, the available line of credit was approximately $122 million.  This line of credit was established primarily in connection with our Y2K liquidity contingency plan and has not been drawn on since inception.

In addition to the lines of credit described above, in which we had $300 million and $176 million outstanding as of December 31, 2008, and 2007, respectively, we also had a total of $46.4 million in trust preferred security debt outstanding at December 31, 2008 and 2007.  We have initiated three trust preferred security issuances since 2002 totaling $67.0 million, with one of those issuances for $20.6 million being redeemed in 2007.  These borrowings each have 30 year final maturities and were structured in a manner that allows them to qualify as capital for regulatory capital adequacy requirements.  We may call these debt securities at par on any quarterly interest payment date five years after their issue date.  We issued $20.6 million of this debt on October 29, 2002

(which we called in 2007 – see discussion below), an additional $20.6 million on December 19, 2003, and $25.8 million on April 13, 2006.  The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 2.70% for the securities issued in 2003, and three-month LIBOR plus 1.39% for the securities issued in 2006.

In November 2007, we called and redeemed at par the $20.6 million in trust preferred securities that were issued in 2002 at a rate of LIBOR plus 3.45%.  Our original intent was to replace the called securities with a new issuance at a lower interest rate that would also qualify as regulatory capital.  However, our ability to issue new trust preferred securities into the marketplace was negatively impacted by the liquidity and credit concerns experienced in the United States economy beginning in the fall of 2007.  We observed that very few trust preferred securities were being issued in the marketplace in the fall of 2007, and those that were issued carried a significantly higher interest rate than those issued in recent years.  It was our general belief that this period of low demand and high interest rates in the marketplace was a temporary phenomenon and that the opportunity to issue new trust preferred securities at more favorable rates would return in the near future.  Accordingly, we elected to fund the redemption of the trust preferred securities issued in 2002 with a $20 million line of credit that we obtained from a third-party commercial bank.  This line of credit has a maturity date of October 30, 2009 and carries an interest rate of either i) prime minus 1.00% or ii)  LIBOR plus 1.50%, at our discretion.  Although this line of credit does not qualify as regulatory capital, our capital ratios continued to exceed the regulatory thresholds for “well-capitalized” status following the redemption.  As discussed in “Capital Resources and Shareholders’ Equity” below, due to the unfavorable capital markets, we have been unable to issue new trust preferred securities.

We incurred approximately $1,195,000 in debt issuance costs related to the 2002 and 2003 trust preferred security issuances that were recorded as prepaid expenses that are being amortized to the earliest call dates and are included in the “Other Assets” line item of the consolidated balance sheet.  No debt issuance costs were incurred with the 2006 issuance.

Liquidity, Commitments, and Contingencies

Our liquidity is determined by our ability to convert assets to cash or to acquire alternative sources of funds to meet the needs of our customers who are withdrawing or borrowing funds, and our ability to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis.  Our primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments.  Our securities portfolio is comprised almost entirely of readily marketable securities which could also be sold to provide cash.

As noted above, in addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources – 1) an approximately $549 million line of credit with the FHLB, 2) a $50 million overnight federal funds line of credit with a correspondent bank, and 3) an approximately $122 million line of credit through the FRB’s discount window.

Our liquidity decreased slightly in 2008 as a result of internal loan growth that exceeded internal deposit growth, as well as from our acquisition of Great Pee Dee.  Great Pee Dee had a loan to deposit ratio of 124% on the date of acquisition.  Our loan to deposit ratio was 106.6% at December 31, 2008 compared to 103.1% at December 31, 2007 and 102.6% at December 31, 2006.  The negative impact on our liquidity due to the imbalance in loan and deposit growth has been offset by increased borrowings.

We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future.  We will continue to monitor our liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.

In the normal course of business we have various outstanding contractual obligations that will require future cash outflows.  In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows.

Table 18 reflects our contractual obligations and other commercial commitments outstanding as of December 31, 2008.  Any of our $265 million in outstanding borrowings with the FHLB may be accelerated immediately by the FHLB in certain circumstances, including material adverse changes in our condition or if our qualifying collateral is less than the amount required under the terms of the borrowing agreement.

In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements.  As of December 31, 2008, we have outstanding unfunded loan and credit card commitments of $341,515,000, of which $291,784,000 were at variable rates and $49,731,000 were at fixed rates.  Included in outstanding loan commitments were unfunded commitments of $212,430,000 on revolving credit plans, of which $185,985,000 were at variable rates and $26,445,000 were at fixed rates.

At December 31, 2008 and 2007, we had $8,297,000 and $6,176,000, respectively, in standby letters of credit outstanding.  We had no carrying amount for these standby letters of credit at either of those dates.  The nature of the standby letters of credit is that of a guarantee made on behalf of our customers to suppliers of the customers to guarantee payments owed to the supplier by the customer.  The standby letters of credit are generally for terms of one year, at which time they may be renewed for another year if both parties agree.  The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier.  The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above.  In the event that we are required to honor a standby letter of credit, a note, already executed by the customer, becomes effective providing repayment terms and any collateral.  Over the past ten years, we have had to honor one standby letter of credit, which was repaid by the borrower without any loss to us.  We expect any draws under existing commitments to be funded through normal operations.

It has been our experience that deposit withdrawals are generally replaced with new deposits, thus not requiring any net cash outflow.  Based on that assumption, management believes that it can meet its contractual cash obligations and existing commitments from normal operations.

We are not involved in any legal proceedings that, in management’s opinion, could have a material effect on the consolidated financial position of the Company.

Capital Resources and Shareholders’ Equity

Shareholders’ equity at December 31, 2008 amounted to $219.9 million compared to $174.1 million at December 31, 2007.  The two basic components that typically have the largest impact on our shareholders’ equity are net income, which increases shareholders’ equity, and dividends declared, which decreases shareholders’ equity.  Additionally, any stock issued in acquisitions can significantly impact shareholders’ equity.

In 2008, net income of $22.0 million increased equity, while dividends declared of $12.2 million reduced equity.  We also issued $37.6 million in common stock in our acquisition of Great Pee Dee.  Other less significant items affecting shareholders’ equity in 2008 were 1) proceeds of $0.7 million received from common stock issued as a result of stock option exercises, 2) proceeds of $1.3 million received from the issuance of stock into our dividend reinvestment plan, and 3) other comprehensive loss of $3.8 million , which was primarily comprised of a $3.9 million negative adjustment to equity related to the funded status of our two defined benefit plans in accordance with Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (Statement 158).  This negative adjustment was caused primarily by significant investment losses that our pension plan experienced in the stock market.  See Notes 1(s)

and 11 to our consolidated financial statements for additional discussion of Statement 158.

In 2007, net income of $21.8 million increased equity, while dividends declared of $10.9 million reduced equity.  Other less significant items affecting shareholders’ equity in 2007 were 1) proceeds of $0.6 million received from common stock issued as a result of stock option exercises, 2) repurchases of 27,000 shares of the Company’s common stock at an average price of $19.41, which reduced shareholders’ equity by $0.5 million, and 3) other comprehensive gain of $0.2 million, which was primarily comprised of a $0.6 million increase in the net unrealized gain, net of taxes, of our available for sale securities and a $0.4 million negative adjustment to equity related to the funded status of our two defined benefit plans.

In 2006, net income of $19.3 million increased equity, while dividends declared of $10.6 million reduced equity.  Other less significant items affecting shareholders’ equity in 2006 were 1) proceeds of $1.0 million received from common stock issued as a result of stock option exercises, 2) proceeds of $1.6 million received from the issuance of stock into our dividend reinvestment plan, 3) repurchases of 53,000 shares of the Company’s common stock at an average price of $20.97, which reduced shareholders’ equity by $1.1 million, and 4) a $3.8 million negative adjustment to equity related to the initial adoption of Statement 158.

Except for recently implemented increases in FDIC premiums and a proposed one-time special assessment (see previous discussion in the section “Noninterest Expenses”), we are not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

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

Table 21 presents our regulatory capital ratios as of December 31, 2008, 2007, and 2006.  All of our capital ratios have significantly exceeded the minimum regulatory thresholds for all periods covered by this report.

In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for a bank’s classification as “well capitalized.” The specific guidelines are as follows – Tier I Capital Ratio of at least 6.00%, Total Capital Ratio of at least 10.00%, and a Leverage Ratio of at least 5.00%.  If a bank falls below “well capitalized” status in any of these three ratios, it must ask for FDIC permission to originate or renew brokered deposits.  The Bank’s regulatory ratios exceeded the threshold for “well-capitalized” status at December 31, 2008, 2007, and 2006 – see Note 15 to the consolidated financial statements for a table that presents the Bank’s regulatory ratios.

In addition to shareholders’ equity, we have supplemented our capital in recent years with trust preferred security debt issuances, which because of their structure qualify as regulatory capital.  This has generally been necessary because our balance sheet growth has outpaced the growth rate of our capital.  Additionally, we have purchased several bank branches over the years that resulted in us recording intangible assets, which negatively impacted regulatory capital ratios. As discussed in “Borrowings” above, we have issued a total of $67.0 million in trust preferred securities since 2002, with the most recent issuance being a $25.8 million issuance that occurred in April 2006.  Also as discussed above, in November 2007 we elected to redeem $20.6 million of these trust preferred securities due to their high interest rate.  Due to unfavorable market conditions, we elected to fund the redemption not with new trust preferred securities, which was our original intent, but rather with a third-party line of credit, which does not quality as regulatory capital.  This redemption reduced our regulatory capital by $20 million and reduced each of our regulatory capital ratios by approximately 100 basis points.  Our intent was to replace this capital with a new trust preferred security issuance when the capital markets stabilized, but to date the trust preferred security capital market remains effectively closed.

Our goal is to maintain our capital ratios at levels no less than the “well-capitalized” thresholds set for banks.  At December 31, 2008, our total risk-based capital ratio was 10.65% compared to the 10.00% “well-capitalized” threshold.

In light of the current economic conditions and the state of the capital markets, we elected to strengthen our capital ratios by participating in the U.S. Treasury Capital Purchase Program, which was announced in October 2008.  On January 9, 2009, we completed the sale of $65 million of preferred stock to the U.S. Treasury Department.  See “U.S. Treasury Capital Purchase Program” above and Note 18 to the consolidated financial statements for additional discussion.  The addition of $65 million in Tier 1 capital on January 9, 2009 increased our capital ratios.  If the transaction had occurred on December 31, 2008, our capital ratios would have been as follows:

	As Reported December 31, 2008	Pro Forma December 31, 2008
Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	9.40%	12.31%
Total risk-based capital to Tier II risk-adjusted assets	10.65%	13.56%
Leverage capital ratios:
Tier I leverage capital to adjusted most recent quarter average assets	8.10%	10.66%

See “Supervision and Regulation” under “Business” above and Note 15 to the consolidated financial statements for discussion of other matters that may affect our capital resources.

Off-Balance Sheet Arrangements and Derivative Financial Instruments

Off-balance sheet arrangements include transactions, agreements, or other contractual arrangements pursuant to which we have obligations or provide guarantees on behalf of an unconsolidated entity.  We have no off-balance sheet arrangements of this kind other than repayment guarantees associated with our trust preferred securities.

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics.  We have not engaged in derivatives activities through December 31, 2008 and have no current plans to do so.

Return on Assets and Equity

Table 20 shows return on assets (net income divided by average total assets), return on equity (net income divided by average shareholders’ equity), dividend payout ratio (dividends per share divided by net income per share) and shareholders’ equity to assets ratio (average shareholders’ equity divided by average total assets) for each of the years in the three-year period ended December 31, 2008.

Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk – Item 7A.)

Net interest income is our most significant component of earnings.  Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities.  It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations.  Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates.  Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin).  Over the past five calendar years, our net interest margin has ranged from a low of 3.74% (realized in 2008) to a high of 4.33% (realized in 2005).  During that five year period, the prime rate of interest has ranged from a low of 3.25% (which was the rate as of December 31, 2008) to a high of 8.25%.  The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain.  At December 31, 2008, approximately 93% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Table 17 sets forth our interest rate sensitivity analysis as of December 31, 2008, using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call).  As illustrated by this table, at December 31, 2008, we had $723 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets.  This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment.  However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions.  Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products.  For example, included in interest-bearing liabilities subject to interest rate changes within one year at December 31, 2008 are deposits totaling $665 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management.  These types of deposits historically have not repriced with or in the same proportion as general market indicators.

Overall we believe that in the near term (twelve months), net interest income will not likely experience significant downward pressure from rising interest rates.  Similarly, we would not expect a significant increase in near term net interest income from falling interest rates.  Generally, when rates change, our interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while our interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change.  In the short-term (less than six months), this results in our company being asset-sensitive, meaning that our net interest income benefits from an increase in interest rates and is negatively impacted by a decrease in interest rates.  However, in the twelve-month horizon, the impact of having a higher level of interest-sensitive liabilities lessens the short-term effects of changes in interest rates.  The general discussion in this paragraph applies most directly in a “normal” interest rate environment in which longer term maturity instruments carry higher interest rates than short term maturity instruments, and is less applicable in periods in which there is a “flat” interest rate curve, as discussed in the following paragraph.

Prior to the interest rate decreases that began in September 2007, the Federal Reserve had increased the discount rate 17 times totaling 425 basis points beginning on July 1, 2004 and regularly thereafter until June 29, 2006.  However, the impact of these rate increases did not have an equal effect on short-term interest rates and long-term interest rates in the marketplace.  In the marketplace, short-term rates rose by a significantly higher amount than did longer-term interest rates.  For example, from June 30, 2004 to December 31, 2006, the interest rate on three-month treasury bills rose by 369 basis points, whereas the interest rate for seven-year treasury notes increased by only 46 basis points.  This resulted in what economists refer to as a “flat yield curve”, which means that short-term interest rates were substantially the same as long-term interest rates.  This is an unfavorable interest rate environment for many banks, including our company, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing.  When these rates converge, which they did in 2006, the profit spread we realize between loan yields and deposit rates narrows, which reduces our net interest margin.  Due largely to the progressive flattening of the yield curve that occurred throughout 2006, our net interest margin decreased throughout 2006 before stabilizing at the lower levels in 2007 as a result of the relatively stable interest rate environment in effect for most of 2007.  The net interest margin for 2007 was 4.00%, an 18 basis point decrease from 2006.

From September 2007 to December 2008, in response to the declining economy, the Federal Reserve continually reduced interest rates with rate decreases totaling 500 basis points and reaching historic lows.  As noted above, our net interest margin is negatively impacted, at least in the short-term, by reductions in interest rates.  In addition to the initial normal decline in net interest margin that we experience when interest rates are reduced (as discussed above), the cumulative impact of the magnitude of 500 basis points in interest rate cuts is expected to amplify and lengthen the negative impact on our net interest margin in 2009 and possibly beyond.  This is primarily due to our inability to cut a large portion of our interest-bearing deposits by any significant amount due to their already near-zero interest rate.  Also, for many of our deposit products, including time deposits that have recently matured, we have been unable to lower the interest rates we pay our customers by the full 500 basis point interest rate decrease due to competitive pressures.  The impact of the declining rate environment was mitigated by an initiative we began in late 2007 to add interest rate floors to our adjustable rate loans.  At December 31, 2008, adjustable rate loans totaling $411 million had reached their contractual floors and no longer subjected us to risk in the event of further rate cuts.  As a result of these factors, our net interest margin declined for most of 2008 and was 3.74% for the full year, a 26 basis point decrease from the 4.00% margin realized in 2007.

In addition to the impact of the interest rate environment discussed above, our net interest margin was also negatively impacted by having more of our overall funding occurring in our highest cost funding sources.  This trend was caused by aggressive pricing to attract funds to fund high loan growth, and by customers shifting their funds from low cost deposits to higher cost deposits.

Based on our most recent interest rate modeling, which assumes no changes in interest rates for 2009 (federal funds rate = 0.25%, prime = 3.25%), we project that our net interest margin will decline in the first quarter of 2009, due largely to the 75 basis point interest rate cut that occurred in December 2008, before gradually increasing for the remainder of the year as we are able to reset interest rates on maturing time deposits at lower levels.  In addition to the assumption regarding interest rates, the aforementioned modeling is dependent on many other assumptions that could vary significantly from expectations, including, but not limited to:  prepayment assumptions on fixed rate loans, loan growth, mix of loan growth, deposit growth, mix of deposit growth, and our ability to manage changes in rates earned on loans and paid on deposits, which will depend largely on actions taken by our competitors.

We have no market risk sensitive instruments held for trading purposes, nor do we maintain any foreign currency positions.  Table 19 presents the expected maturities of our other than trading market risk sensitive financial instruments.  Table 19 also presents the estimated fair values of market risk sensitive instruments as estimated in accordance with Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments.” Our assets and liabilities have estimated fair values that do not materially differ from their carrying amounts.

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

Current Accounting and Regulatory Matters

We prepare our consolidated financial statements and related disclosures in conformity with standards established by, among others, the Financial Accounting Standards Board (the “FASB”).  Because the information needed by users of financial reports is dynamic, the FASB frequently issues new rules and proposes new rules for companies to apply in reporting their activities.  See Note 1(s) to our consolidated financial statements for a discussion of recent rule proposals and changes.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information responsive to this Item is found in Item 7 under the caption “Interest Rate Risk.”

Table 1    Selected Consolidated Financial Data

($ in thousands, except per share	Year Ended December 31,
and nonfinancial data)	2008	2007	2006	2005	2004
Income Statement Data
Interest income	$147,862	148,942	129,207	101,429	81,593
Interest expense	61,303	69,658	54,671	32,838	20,303
Net interest income	86,559	79,284	74,536	68,591	61,290
Provision for loan losses	9,880	5,217	4,923	3,040	2,905
Net interest income after provision	76,679	74,067	69,613	65,551	58,385
Noninterest income	21,107	18,473	14,310	15,004	15,864
Noninterest expense	62,661	57,580	53,198	47,636	43,717
Income before income taxes	35,125	34,960	30,725	32,919	30,532
Income taxes	13,120	13,150	11,423	16,829	10,418
Net income	22,005	21,810	19,302	16,090	20,114

Earnings per share – basic	1.38	1.52	1.35	1.14	1.42
Earnings per share – diluted	1.37	1.51	1.34	1.12	1.40

Per Share Data
Cash dividends declared	$0.76	0.76	0.74	0.70	0.66
Market Price
High	20.86	26.72	23.90	27.88	29.73
Low	11.25	16.40	19.47	19.32	18.47
Close	18.35	18.89	21.84	20.16	27.17
Book value – stated	13.27	12.11	11.34	10.94	10.54
Tangible book value	9.18	8.56	7.76	7.48	7.04

Selected Balance Sheet Data (at year end)
Total assets	$2,750,567	2,317,249	2,136,624	1,801,050	1,638,913
Loans	2,211,315	1,894,295	1,740,396	1,482,611	1,367,053
Allowance for loan losses	29,256	21,324	18,947	15,716	14,717
Intangible assets	67,780	51,020	51,394	49,227	49,330
Deposits	2,074,791	1,838,277	1,695,679	1,494,577	1,388,768
Borrowings	367,275	242,394	210,013	100,239	92,239
Total shareholders’ equity	219,868	174,070	162,705	155,728	148,478

Selected Average Balances
Assets	$2,484,296	2,139,576	1,922,510	1,709,380	1,545,332
Loans	2,117,028	1,808,219	1,623,188	1,422,419	1,295,682
Earning assets	2,329,025	1,998,428	1,793,811	1,593,554	1,434,425
Deposits	1,985,332	1,780,265	1,599,575	1,460,620	1,306,404
Interest-bearing liabilities	2,019,256	1,726,002	1,537,385	1,359,744	1,232,130
Shareholders’ equity	210,810	170,857	163,193	154,871	146,683

Ratios
Return on average assets	0.89%	1.02%	1.00%	0.94%	1.30%
Return on average equity	10.44%	12.77%	11.83%	10.39%	13.71%
Net interest margin (taxable-equivalent basis)	3.74%	4.00%	4.18%	4.33%	4.31%
Equity to assets at year end	7.99%	7.51%	7.62%	8.65%	9.06%
Tangible common equity to tangible assets	5.67%	5.43%	5.34%	6.08%	6.24%
Loans to deposits at year end	106.58%	103.05%	102.64%	99.20%	98.44%
Allowance for loan losses to total loans	1.32%	1.13%	1.09%	1.06%	1.08%
Nonperforming assets to total assets at year end	1.29%	0.47%	0.39%	0.17%	0.32%
Net charge-offs to average loans	0.24%	0.16%	0.11%	0.14%	0.14%
Efficiency ratio	57.85%	58.57%	59.54%	56.68%	56.32%

Nonfinancial Data
Number of branches	74	70	68	61	59
Number of employees – Full time equivalents	650	614	620	578	563

Table 2    Average Balances and Net Interest Income Analysis

	Year Ended December 31,
	2008			2007			2006
($ in thousands)	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid
Assets
Loans (1)	$2,117,028	6.56%	$138,878	$1,808,219	7.70%	$139,323	$1,623,188	7.44%	$120,694
Taxable securities	152,246	4.82%	7,333	131,035	4.92%	6,453	118,032	4.84%	5,718
Non-taxable securities (2)	16,258	7.98%	1,298	13,786	8.09%	1,115	11,466	8.84%	1,014
Short-term investments, primarily overnight funds	43,493	2.32%	1,011	45,388	5.74%	2,605	41,125	5.55%	2,282
Total interest-earning assets	2,329,025	6.38%	148,520	1,998,428	7.48%	149,496	1,793,811	7.23%	129,708
Cash and due from banks	39,627			38,906			37,872
Bank premises and equipment, net	49,815			45,398			38,592
Other assets	65,829			56,844			52,235
Total assets	$2,484,296			$2,139,576			$1,922,510

Liabilities and Equity
NOW accounts	$197,459	0.19%	$377	$192,407	0.37%	$712	$187,888	0.36%	$679
Money market accounts	309,917	2.36%	7,311	239,258	3.31%	7,929	183,751	2.71%	4,972
Savings accounts	124,460	1.65%	2,048	106,357	1.62%	1,727	111,909	1.29%	1,443
Time deposits >$100,000	532,566	4.00%	21,308	450,801	5.03%	22,687	390,246	4.53%	17,662
Other time deposits	586,235	3.79%	22,197	567,572	4.67%	26,498	520,140	4.09%	21,276
Total interest-bearing deposits	1,750,637	3.04%	53,241	1,556,395	3.83%	59,553	1,393,934	3.30%	46,032
Securities sold under agreements to repurchase	42,097	2.15%	903	39,220	3.76%	1,476	30,036	3.72%	1,116
Borrowings	226,522	3.16%	7,159	130,387	6.62%	8,629	113,415	6.63%	7,523
Total interest-bearing liabilities	2,019,256	3.04%	61,303	1,726,002	4.04%	69,658	1,537,385	3.56%	54,671
Non-interest-bearing deposits	234,695			223,870			205,641
Other liabilities	19,535			18,847			16,291
Shareholders’ equity	210,810			170,857			163,193
Total liabilities and shareholders’ equity	$2,484,296			$2,139,576			$1,922,510
Net yield on interest-earning assets and net interest income		3.74%	$87,217		4.00%	$79,838		4.18%	$75,037
Interest rate spread		3.34%			3.44%			3.67%

Average prime rate		5.09%			8.05%			7.96%

(1)
Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.  Interest earned includes recognized loan fees in the amounts of $405,000, $836,000, and $696,000 for 2008, 2007, and 2006, respectively.

(2)
Includes tax-equivalent adjustments of $658,000, $554,000, and $501,000 in 2008, 2007, and 2006, respectively, to reflect the federal and state benefit of the tax-exempt securities (using a 39% combined tax rate), reduced by the related nondeductible portion of interest expense.

Table 3  Volume and Rate Variance Analysis

	Year Ended December 31, 2008			Year Ended December 31, 2007
	Change Attributable to			Change Attributable to
(In thousands)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)
Interest income (tax-equivalent):
Loans	$22,026	(22,471)	(445)	14,007	4,622	18,629
Taxable securities	1,033	(153)	880	635	100	735
Non-taxable securities	199	(16)	183	196	(95)	101
Short-term investments, primarily overnight funds	(76)	(1,518)	(1,594)	241	82	323
Total interest income	23,182	(24,158)	(976)	15,079	4,709	19,788

Interest expense:
NOW accounts	14	(349)	(335)	17	16	33
Money Market accounts	2,004	(2,622)	(618)	1,671	1,286	2,957
Savings accounts	296	25	321	(81)	365	284
Time deposits>$100,000	3,693	(5,072)	(1,379)	2,894	2,131	5,025
Other time deposits	789	(5,090)	(4,301)	2,077	3,145	5,222
Total interest-bearing deposits	6,796	(13,108)	(6,312)	6,578	6,943	13,521
Securities sold under agreements to repurchase	85	(658)	(573)	343	17	360
Borrowings	4,700	(6,170)	(1,470)	1,124	(18)	1,106
Total interest expense	11,581	(19,936)	(8,355)	8,045	6,942	14,987

Net interest income (tax-equivalent)	$11,601	(4,222)	7,379	7,034	(2,233)	4,801

Changes attributable to both volume and rate are allocated equally between rate and volume variances.

Table 4  Noninterest Income

	Year Ended December 31,
(In thousands)	2008	2007	2006

Service charges on deposit accounts	$13,535	9,988	8,968
Other service charges, commissions, and fees	4,842	5,158	4,578
Fees from presold mortgages	869	1,135	1,062
Commissions from sales of insurance and financial products	1,552	1,511	1,434
Data processing fees	167	204	162
Total core noninterest income	20,965	17,996	16,204
Securities gains (losses), net	(14)	487	205
Other gains (losses), net	156	(10)	(2,099)
Total	$21,107	18,473	14,310

Table 5  Noninterest Expenses

	Year Ended December 31,
(In thousands)	2008	2007	2006

Salaries	$28,127	26,227	23,867
Employee benefits	7,319	7,443	6,811
Total personnel expense	35,446	33,670	30,678
Occupancy expense	4,175	3,795	3,447
Equipment related expenses	4,105	3,809	3,419
Amortization of intangible assets	416	374	322
Stationery and supplies	1,903	1,593	1,675
Telephone	1,349	1,246	1,273
Non-credit losses	200	204	165
Other operating expenses	15,067	12,889	12,219
Total	$62,661	57,580	53,198

Table 6  Income Taxes

(In thousands)	2008	2007	2006

Current - Federal	$11,978	11,625	10,809
- State	1,962	1,938	1,927
Deferred - Federal	(703)	(348)	(1,112)
- State	(117)	(65)	(201)
Total	$13,120	13,150	11,423

Effective tax rate	37.4%	37.6%	37.2%

Table 7  Distribution of Assets and Liabilities

	As of December 31,
	2008	2007	2006
Assets
Interest-earning assets
Net loans	80%	81%	80%
Securities available for sale	6	6	6
Securities held to maturity	1	1	1
Short term investments	5	6	5
Total interest-earning assets	92	94	92

Noninterest-earning assets
Cash and due from banks	3	1	2
Premises and equipment	2	2	2
Other assets	3	3	4
Total assets	100%	100%	100%

Liabilities and shareholders’ equity
Demand deposits – noninterest bearing	8%	10%	10%
NOW deposits	7	8	9
Money market deposits	12	11	9
Savings deposits	5	4	5
Time deposits of $100,000 or more	22	21	20
Other time deposits	22	25	26
Total deposits	76	79	79
Securities sold under agreements to repurchase	2	2	2
Borrowings	13	10	10
Accrued expenses and other liabilities	1	1	1
Total liabilities	92	92	92

Shareholders’ equity	8	8	8
Total liabilities and shareholders’ equity	100%	100%	100%

Table 8  Securities Portfolio Composition

	As of December 31,
(In thousands)	2008	2007	2006
Securities available for sale:
Government-sponsored enterprise securities	$90,424	69,893	62,456
Mortgage-backed securities	46,962	39,296	43,442
Corporate bonds	16,848	13,855	13,580
Equity securities	16,959	12,070	10,486
Total securities available for sale	171,193	135,114	129,964

Securities held to maturity:
State and local governments	15,967	16,611	13,089
Other	23	29	33
Total securities held to maturity	15,990	16,640	13,122

Total securities	$187,183	151,754	143,086

Average total securities during year	$168,504	144,821	129,498

Table 9  Securities Portfolio Maturity Schedule

	As of December 31,
	2008
($ in thousands)	Book Value	Fair Value	Book Yield (1)
Securities available for sale:

Government-sponsored enterprise securities
Due after one but within five years	$88,951	90,424	4.15%
Total	88,951	90,424	4.15%

Mortgage-backed securities (2)
Due after one but within five years	4,510	4,598	4.29%
Due after five but within ten years	9,700	9,766	4.36%
Due after ten years	32,130	32,598	5.07%
Total	46,340	46,962	4.85%

Corporate debt securities
Due after five but within ten years	6,093	5,921	5.90%
Due after ten years	12,792	10,927	7.57%
Total	18,885	16,848	7.03%

Equity securities	16,744	16,959	0.05%

Total securities available for sale
Due after one but within five years	93,461	95,022	4.16%
Due after five but within ten years	15,793	15,687	4.96%
Due after ten years	44,922	43,525	5.78%
Equity securities	16,744	16,959	0.05%
Total	$170,920	171,193	4.26%

Securities held to maturity:

State and local governments
Due within one year	$1,270	1,279	7.88%
Due after one but within five years	2,745	2,788	6.37%
Due after five but within ten years	5,931	5,946	6.30%
Due after ten years	6,021	5,775	6.16%
Total	15,967	15,788	6.38%

Other
Due after one but within five years	23	23	3.31%
Total	23	23	3.31%

Total securities held to maturity
Due within one year	1,270	1,279	7.88%
Due after one but within five years	2,768	2,811	6.34%
Due after five but within ten years	5,931	5,946	6.30%
Due after ten years	6,021	5,775	6.16%
Total	$15,990	15,811	6.38%

(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 39% tax rate.
(2)	Mortgage-backed securities are shown maturing in the periods consistent with their estimated lives based on expected prepayment speeds.

Table 10  Loan Portfolio Composition

	As of December 31,
	2008		2007		2006		2005		2004
($ in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial, financial, and agricultural	$195,990	9%	$172,530	9%	$165,214	10%	$135,943	9%	$122,501	9%
Real estate – construction, land development & other land loans (1)	423,986	19%	383,973	20%	271,710	16%	167,612	11%	127,321	9%
Real estate – mortgage – residential (1-4 family) first mortgages (1)	627,905	28%	514,329	27%	513,066	29%	498,364	34%	482,972	35%
Real estate – mortgage – home equity loans / lines of credit	256,929	12%	209,852	11%	205,284	12%	169,964	11%	145,220	11%
Real estate – mortgage – commercial and other	619,820	28%	528,590	28%	509,935	29%	439,553	30%	425,339	31%
Installment loans to individuals	86,450	4%	84,875	5%	75,160	4%	70,991	5%	63,913	5%
Loans, gross	2,211,080	100%	1,894,149	100%	1,740,369	100%	1,482,427	100%	1,367,266	100%
Unamortized net deferred loan costs/ (fees)	235		146		27		184		(213)
Total loans, net	$2,211,315		$1,894,295		$1,740,396		$1,482,611		$1,367,053
(1) In this table, approximately $51 million in 2008 and $56 million in 2007 of manufactured homes with real estate have been reclassified from the required Call Report classification of “Real Estate – construction, land development and other loans” and into the category of “Real estate mortgage – residential (1-4 family) first mortgages.”

Table 11  Loan Maturities

	As of December 31, 2008
	Due within one year		Due after one year but within five years		Due after five years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Variable Rate Loans:
Commercial, financial, and agricultural	$65,557	4.32%	$16,676	3.83%	$1,463	4.21%	$83,696	4.22%
Real estate – construction only	151,307	4.76%	25,159	4.41%	1,292	3.32%	177,758	4.70%
Real estate – all other mortgage	183,603	4.46%	184,321	4.47%	331,591	5.41%	699,515	4.91%
Installment loans to individuals	1,581	4.30%	8,033	9.25%	16,837	5.37%	26,451	6.48%
Total at variable rates	402,048	4.55%	234,189	4.58%	351,183	5.40%	987,420	4.86%

Fixed Rate Loans:
Commercial, financial, and agricultural	37,926	7.04%	62,612	7.31%	9,808	6.15%	110,346	7.11%
Real estate – construction only	25,325	6.60%	4,376	7.01%	4,576	6.51%	34,277	6.64%
Real estate – all other mortgage	175,364	6.79%	730,721	7.03%	88,323	6.79%	994,408	6.97%
Installment loans to individuals	10,422	8.36%	45,916	9.57%	1,926	7.18%	58,264	9.28%
Total at fixed rates	249,037	6.87%	843,625	7.19%	104,633	6.73%	1,197,295	7.09%

Subtotal	651,085	5.44%	1,077,814	6.62%	455,816	5.71%	2,184,715	6.08%
Nonaccrual loans	26,600		─		─		26,600
Total loans	$677,685		$1,077,814		$455,816		$2,211,315

The above table is based on contractual scheduled maturities.  Early repayment of loans or renewals at maturity are not considered in this table.

Table 12  Nonperforming Assets

	As of December 31,
($ in thousands)	2008	2007	2006	2005	2004

Nonaccrual loans	$26,600	7,807	6,852	1,640	3,707
Troubled debt restructurings	3,995	6	10	13	17
Accruing loans >90 days past due	-	-	-	-	-
Total nonperforming loans	30,595	7,813	6,862	1,653	3,724
Other assets – primarily other real estate	4,832	3,042	1,539	1,421	1,470
Total nonperforming assets	$35,427	10,855	8,401	3,074	5,194

Nonperforming loans as a percentage of total loans	1.38%	0.41%	0.39%	0.11%	0.27%
Nonperforming assets as a percentage of loans and other real estate	1.60%	0.57%	0.48%	0.21%	0.38%
Nonperforming assets as a percentage of total assets	1.29%	0.47%	0.39%	0.17%	0.32%
Allowance for loan losses as a percentage of nonperforming loans	95.62%	272.93%	276.11%	950.76%	395.19%

Table 13  Allocation of the Allowance for Loan Losses

	As of December 31,
($ in thousands)	2008	2007	2006	2005	2004

Commercial, financial, and agricultural	$4,913	3,516	3,548	2,686	2,453
Real estate – construction	1,977	1,827	1,182	798	757
Real estate – mortgage	19,543	13,477	12,186	10,445	9,965
Installment loans to individuals	2,815	2,486	2,026	1,763	1,468
Total allocated	29,248	21,306	18,942	15,692	14,643
Unallocated	8	18	5	24	74
Total	$29,256	21,324	18,947	15,716	14,717

Table 14  Loan Loss and Recovery Experience

As of December 31,
($ in thousands)	2008	2007	2006	2005	2004

Loans outstanding at end of year	$2,211,315	1,894,295	1,740,396	1,482,611	1,367,053
Average amount of loans outstanding	$2,117,028	1,808,219	1,623,188	1,422,419	1,295,682

Allowance for loan losses, at beginning of year	$21,324	18,947	15,716	14,717	13,569
Provision for loan losses	9,880	5,217	4,923	3,040	2,905
Additions related to loans assumed in corporate acquisitions	3,158	─	52	─	─
34,362	24,164	20,691	17,757	16,474
Loans charged off:
Commercial, financial and agricultural	(992)	(982)	(486)	(756)	(247)
Real estate – mortgage	(2,932)	(982)	(510)	(1,120)	(1,143)
Installment loans to individuals	(1,008)	(894)	(838)	(487)	(548)
Overdraft losses (1)	(706)	(319)	(183)	─	─
Total charge-offs	(5,638)	(3,177)	(2,017)	(2,363)	(1,938)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	31	49	57	99	45
Real estate – mortgage	264	66	61	115	63
Installment loans to individuals	111	148	112	108	73
Overdraft recoveries (1)	126	74	43	─	─
Total recoveries	532	337	273	322	181
Net charge-offs	(5,106)	(2,840)	(1,744)	(2,041)	(1,757)
Allowance for loan losses, at end of year	$29,256	21,324	18,947	15,716	14,717

Ratios:
Net charge-offs as a percent of average loans	0.24%	0.16%	0.11%	0.14%	0.14%
Allowance for loan losses as a percent of loans at end of year	1.32%	1.13%	1.09%	1.06%	1.08%
Allowance for loan losses as a multiple of net charge-offs	5.73	x	7.51	x	10.86	x	7.70	x	8.38	x
Provision for loan losses as a percent of net charge-offs	193.50%	183.70%	282.28%	148.95%	165.33%
Recoveries of loans previously charged-off as a percent of loans charged-off	9.44%	10.61%	13.53%	13.63%	9.34%
(1)   Until July 1, 2006, the Company recorded net overdraft charge-offs as a reduction to service charge income.

Table 15  Average Deposits

	Year Ended December 31,
	2008		2007		2006
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

NOW accounts	$197,459	0.19%	$192,407	0.37%	$187,888	0.36%
Money market accounts	309,917	2.36%	239,258	3.31%	183,751	2.71%
Savings accounts	124,460	1.65%	106,357	1.62%	111,909	1.29%
Time deposits >$100,000	532,566	4.00%	450,801	5.03%	390,246	4.53%
Other time deposits	586,235	3.79%	567,572	4.67%	520,140	4.09%
Total interest-bearing deposits	1,750,637	3.04%	1,556,395	3.83%	1,393,934	3.30%
Noninterest-bearing deposits	234,695	-	223,870	-	205,641	-
Total deposits	$1,985,332	2.68%	$1,780,265	3.35%	$1,599,575	2.88%

Table 16  Maturities of Time Deposits of $100,000 or More

	As of December 31, 2008
(In thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total

Time deposits of $100,000 or more	$189,475	135,114	208,505	59,098	592,192

Table 17   Interest Rate Sensitivity Analysis

	Repricing schedule for interest-earning assets and interest-bearing liabilities held as of December 31, 2008
($ in thousands)	3 Months or Less	Over 3 to 12 Months	Total Within 12 Months	Over 12 Months	Total

Earning assets:
Loans, net of deferred fees (1)	$998,248	195,208	1,193,456	1,017,859	2,211,315
Securities available for sale	26,822	44,614	71,436	99,757	171,193
Securities held to maturity	2,329	441	2,770	13,220	15,990
Short-term investments	137,188	─	137,188	─	137,188
Total earning assets	$1,164,587	240,263	1,404,850	1,130,836	2,535,686

Percent of total earning assets	45.93%	9.48%	55.40%	44.60%	100.00%
Cumulative percent of total earning assets	45.93%	55.40%	55.40%	100.00%	100.00%

Interest-bearing liabilities:
NOW deposits	$198,775	─	198,775	─	198,775
Money market deposits	340,739	─	340,739	─	340,739
Savings deposits	125,240	─	125,240	─	125,240
Time deposits of $100,000 or more	189,475	343,619	533,094	59,098	592,192
Other time deposits	144,063	385,706	529,769	58,598	588,367
Securities sold under agreements to repurchase	61,140	─	61,140	─	61,140
Borrowings	334,394	5,000	339,394	27,881	367,275
Total interest-bearing liabilities	$1,393,826	734,325	2,128,151	145,577	2,273,728

Percent of total interest-bearing liabilities	61.30%	32.30%	93.60%	6.40%	100.00%
Cumulative percent of total interest-bearing liabilities	61.30%	93.60%	93.60%	100.00%	100.00%

Interest sensitivity gap	$(229,239)	(494,062)	(723,301)	985,259	261,958
Cumulative interest sensitivity gap	(229,239)	(723,301)	(723,301)	261,958	261,958
Cumulative interest sensitivity gap as a percent of total earning assets	(9.04%)	(28.52%)	(28.52%)	10.33%	10.33%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	83.55%	66.01%	66.01%	111.52%	111.52%

(1)  The three months or less category for loans includes $411,395 in adjustable rate loans that have reached their contractual rate floors.

Table 18  Contractual Obligations and Other Commercial Commitments

	Payments Due by Period (in thousands)
Contractual Obligations		On Demand or Less
As of December 31, 2008	Total	than 1 Year	1-3 Years	4-5 Years	After 5 Years
Securities sold under agreements to repurchase	$61,140	61,140	─	─	─
Borrowings	367,275	290,000	23,381	7,500	46,394
Operating leases	2,409	493	701	469	746
Total contractual cash obligations, excluding deposits	430,824	351,633	24,082	7,969	47,140

Deposits	2,074,791	1,957,095	91,018	26,465	213
Total contractual cash obligations, including deposits	$2,505,615	2,308,728	115,100	34,434	47,353

	Amount of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments	Total Amounts	Less
As of December 31, 2008	Committed	than 1 Year	1-3 Years	4-5 Years	After 5 Years
Credit cards	$26,870	13,435	13,435	─	─
Lines of credit and loan commitments	314,645	129,311	18,793	9,039	157,502
Standby letters of credit	8,297	8,063	198	36	─
Total commercial commitments	$349,812	150,809	32,426	9,075	157,502

Table 19  Market Risk Sensitive Instruments

	Expected Maturities of Market Sensitive Instruments Held at December 31, 2008 Occurring in Indicated Year
($ in thousands)	2009	2010	2011	2012	2013	Beyond	Total	Average Interest Rate	Estimated Fair Value

Due from banks, interest-bearing	$105,191	-	-	-	-	-	105,191	0.05%	$105,191
Federal funds sold	31,574	-	-	-	-	-	31,574	0.05%	31,574
Presold mortgages in process of settlement	423	-	-	-	-	-	423	6.00%	423
Debt Securities- at amortized cost (1) (2)	72,144	28,784	7,645	14,597	8,341	38,654	170,165	4.87%	170,045
Loans – fixed (3) (4)	253,267	173,247	223,811	161,069	281,641	104,634	1,197,669	7.09%	1,210,894
Loans – adjustable (3) (4)	413,308	88,913	48,105	28,104	65,422	343,942	987,794	4.86%	978,738
Total	$875,907	290,944	279,561	203,770	355,404	487,230	2,492,816	5.67%	$2,496,865

NOW deposits	$198,775	-	-	-	-	-	198,775	0.12%	$198,775
Money market deposits	340,739	-	-	-	-	-	340,739	2.17%	340,739
Savings deposits	125,240	-	-	-	-	-	125,240	1.61%	125,240
Time deposits	1,062,863	64,279	26,739	17,459	9,006	213	1,180,559	3.37%	1,188,459
Securities sold under agreements to repurchase	61,140	-	-	-	-	-	61,140	1.82%	61,140
Borrowings – fixed (2)	5,000	17,600	1,800	7,500	-	-	31,900	4.49%	33,588
Borrowings – adjustable	285,000	-	3,981	–	–	46,394	335,375	1.36%	305,551
Total	$2,078,757	81,879	32,520	24,959	9,006	46,607	2,273,728	2.48%	$2,253,492

(1)	Tax-exempt securities are reflected at a tax-equivalent basis using a 39% tax rate.
(2)
Securities and borrowings with call dates within 12 months of December 31, 2008 that have above market interest rates are assumed to mature at their call date for purposes of this table.  Mortgage securities are assumed to mature in the period of their expected repayment based on estimated prepayment speeds.

(3)	Excludes nonaccrual loans.
(4)	Loans are shown in the period of their contractual maturity, except for home equity lines of credit loans which are assumed to repay on a straight-line basis over five years.

Table 20  Return on Assets and Equity

	For the Year Ended December 31,
	2008	2007	2006

Return on assets	0.89%	1.02%	1.00%
Return on equity	10.44%	12.77%	11.83%
Dividend payout ratio	55.07%	50.00%	54.81%
Average shareholders’ equity to average assets	8.49%	7.99%	8.49%

Table 21  Risk-Based and Leverage Capital Ratios

	As of December 31,
($ in thousands)	2008	2007	2006

Risk-Based and Leverage Capital
Tier I capital:
Common shareholders’ equity	$219,868	174,070	162,705
Trust preferred securities eligible for Tier I capital treatment	45,000	45,000	54,235
Intangible assets	(67,780)	(51,020)	(51,394)
Accumulated other comprehensive income adjustments	8,156	4,334	4,550
Total Tier I leverage capital	205,244	172,384	170,096

Tier II capital:
Remaining trust preferred securities	–	–	10,765
Allowable allowance for loan losses	27,285	21,324	18,947
Tier II capital additions	27,285	21,324	29,712
Total risk-based capital	$232,529	193,708	199,808

Total risk weighted assets	$2,182,831	1,880,480	1,691,666

Adjusted fourth quarter average assets	2,602,205	2,154,407	1,979,333

Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	9.40%	9.17%	10.05%
Minimum required Tier I capital	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	10.65%	10.30%	11.81%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted fourth quarter average assets	8.10%	8.00%	8.59%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

Table 22  Quarterly Financial Summary

	2008				2007
($ in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income Statement Data
Interest income, taxable equivalent	$36,799	37,954	37,296	36,471	38,469	38,311	37,057	35,660
Interest expense	14,124	15,004	15,632	16,543	17,751	17,998	17,239	16,670
Net interest income, taxable equivalent	22,675	22,950	21,664	19,928	20,718	20,313	19,818	18,990
Taxable equivalent, adjustment	166	165	163	164	155	136	140	124
Net interest income	22,509	22,785	21,501	19,764	20,563	20,177	19,678	18,866
Provision for loan losses	3,437	2,851	2,059	1,533	1,475	1,299	1,322	1,121
Net interest income after provision for losses	19,072	19,934	19,442	18,231	19,088	18,878	18,356	17,745
Noninterest income	4,961	5,434	5,337	5,375	5,103	4,277	4,857	4,236
Noninterest expense	16,076	15,470	16,344	14,771	14,999	13,941	14,510	14,130
Income before income taxes	7,957	9,898	8,435	8,835	9,192	9,214	8,703	7,851
Income taxes	2,956	3,701	3,157	3,306	3,430	3,471	3,284	2,965
Net income	5,001	6,197	5,278	5,529	5,762	5,743	5,419	4,886

Per Share Data
Earnings per share - basic	$0.30	0.38	0.32	0.38	0.40	0.40	0.38	0.34
Earnings per share - diluted	0.30	0.37	0.32	0.38	0.40	0.40	0.37	0.34
Cash dividends declared	0.19	0.19	0.19	0.19	0.19	0.19	0.19	0.19
Market Price
High	18.47	20.48	20.80	20.86	21.34	21.38	21.67	26.72
Low	12.00	11.25	12.63	16.65	16.79	16.40	18.56	20.96
Close	18.35	17.10	12.64	19.93	18.89	20.38	18.73	21.38
Book value	13.27	13.28	13.14	12.37	12.11	11.88	11.63	11.49
Tangible book value	9.18	9.17	9.02	8.83	8.56	8.32	8.08	7.92

Selected Average Balances
Assets	$2,602,205	2,570,067	2,510,491	2,254,422	2,204,247	2,157,155	2,116,527	2,080,375
Loans	2,212,119	2,195,971	2,144,694	1,915,328	1,872,983	1,819,253	1,783,794	1,756,846
Earning assets	2,440,535	2,412,037	2,350,134	2,113,394	2,063,972	2,016,480	1,973,548	1,939,712
Deposits	2,031,877	2,018,313	2,032,901	1,858,237	1,836,644	1,808,468	1,763,210	1,712,738
Interest-bearing liabilities	2,126,035	2,092,329	2,031,497	1,827,163	1,776,489	1,741,495	1,704,799	1,681,225
Shareholders’ equity	224,703	222,237	217,704	178,597	175,675	171,947	169,169	166,637

Ratios (1)
Return on average assets	0.76%	0.96%	0.85%	0.99%	1.04%	1.06%	1.03%	0.95%
Return on average equity	8.85%	11.09%	9.75%	12.45%	13.01%	13.25%	12.85%	11.89%
Equity to assets at end of period	7.99%	8.12%	8.27%	7.48%	7.51%	7.48%	7.59%	7.58%
Tangible equity to tangible assets at end of period	5.67%	5.75%	5.82%	5.45%	5.43%	5.36%	5.40%	5.35%
Average loans to average deposits	108.87%	108.80%	105.50%	103.07%	101.98%	100.60%	101.17%	102.58%
Average earning assets to interest-bearing liabilities	114.79%	115.28%	115.68%	115.67%	116.18%	115.79%	115.76%	115.37%
Net interest margin	3.70%	3.79%	3.71%	3.79%	3.98%	4.00%	4.03%	3.97%
Allowance for loan losses to gross loans	1.32%	1.26%	1.20%	1.14%	1.13%	1.12%	1.12%	1.10%
Nonperforming loans as a percent of total loans	1.38%	1.06%	1.00%	0.46%	0.41%	0.38%	0.36%	0.33%
Nonperforming assets as a percent of total assets	1.29%	1.04%	0.94%	0.51%	0.47%	0.39%	0.38%	0.38%
Net charge-offs as a percent of average loans	0.38%	0.18%	0.22%	0.18%	0.17%	0.17%	0.16%	0.14%

(1) Annualized where applicable.

Item 8.  Financial Statements and Supplementary Data

First Bancorp and Subsidiaries
Consolidated Balance Sheets
December 31, 2008 and 2007

($ in thousands)	2008	2007

ASSETS
Cash and due from banks, noninterest-bearing	$88,015	31,455
Due from banks, interest-bearing	105,191	111,591
Federal funds sold	31,574	23,554
Total cash and cash equivalents	224,780	166,600

Securities available for sale (costs of $170,920 in 2008 and $135,028 in 2007)	171,193	135,114

Securities held to maturity (fair values of $15,811 in 2008 and $16,649 in 2007)	15,990	16,640

Presold mortgages in process of settlement	423	1,668

Loans	2,211,315	1,894,295
Less: Allowance for loan losses	(29,256)	(21,324)
Net loans	2,182,059	1,872,971

Premises and equipment	52,259	46,050
Accrued interest receivable	12,653	12,961
Goodwill	65,835	49,505
Other intangible assets	1,945	1,515
Other assets	23,430	14,225
Total assets	$2,750,567	2,317,249

LIABILITIES
Deposits: Demand – noninterest-bearing	$229,478	232,141
NOW accounts	198,775	192,785
Money market accounts	340,739	264,653
Savings accounts	125,240	100,955
Time deposits of $100,000 or more	592,192	479,176
Other time deposits	588,367	568,567
Total deposits	2,074,791	1,838,277
Securities sold under agreements to repurchase	61,140	39,695
Borrowings	367,275	242,394
Accrued interest payable	5,077	6,010
Other liabilities	22,416	16,803
Total liabilities	2,530,699	2,143,179

Commitments and contingencies (see Note 12)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, No par value per share. Authorized: 5,000,000 shares. Issued and outstanding: None in 2008 and 2007	—	—
Common stock, No par value per share. Authorized: 20,000,000 shares. Issued and outstanding: 16,573,826 shares in 2008 and 14,377,981 shares in 2007	96,072	56,302
Retained earnings	131,952	122,102
Accumulated other comprehensive income (loss)	(8,156)	(4,334)
Total shareholders’ equity	219,868	174,070
Total liabilities and shareholders’ equity	$2,750,567	2,317,249
See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2008, 2007 and 2006

($ in thousands, except per share data)	2008	2007	2006

INTEREST INCOME
Interest and fees on loans	$138,878	139,323	120,694
Interest on investment securities:
Taxable interest income	7,333	6,453	5,718
Tax-exempt interest income	640	561	513
Other, principally overnight investments	1,011	2,605	2,282
Total interest income	147,862	148,942	129,207

INTEREST EXPENSE
Savings, NOW and money market	9,736	10,368	7,094
Time deposits of $100,000 or more	21,308	22,687	17,662
Other time deposits	22,197	26,498	21,276
Securities sold under agreements to repurchase	903	1,476	1,116
Borrowings	7,159	8,629	7,523
Total interest expense	61,303	69,658	54,671

Net interest income	86,559	79,284	74,536
Provision for loan losses	9,880	5,217	4,923
Net interest income after provision for loan losses	76,679	74,067	69,613

NONINTEREST INCOME
Service charges on deposit accounts	13,535	9,988	8,968
Other service charges, commissions and fees	4,842	5,158	4,578
Fees from presold mortgage loans	869	1,135	1,062
Commissions from sales of insurance and financial products	1,552	1,511	1,434
Data processing fees	167	204	162
Securities gains (losses)	(14)	487	205
Merchant credit card loss	─	─	(1,900)
Other gains (losses)	156	(10)	(199)
Total noninterest income	21,107	18,473	14,310

NONINTEREST EXPENSES
Salaries	28,127	26,227	23,867
Employee benefits	7,319	7,443	6,811
Total personnel expense	35,446	33,670	30,678
Occupancy expense	4,175	3,795	3,447
Equipment related expenses	4,105	3,809	3,419
Intangibles amortization	416	374	322
Other operating expenses	18,519	15,932	15,332
Total noninterest expenses	62,661	57,580	53,198

Income before income taxes	35,125	34,960	30,725
Income taxes	13,120	13,150	11,423

NET INCOME	$22,005	21,810	19,302

Earnings per share:
Basic	$1.38	1.52	1.35
Diluted	1.37	1.51	1.34

Dividends declared per share	$0.76	0.76	0.74

Weighted average common shares outstanding:
Basic	15,980,533	14,378,279	14,294,753
Diluted	16,027,144	14,468,974	14,435,252
See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2008, 2007 and 2006

($ in thousands)	2008	2007	2006

Net income	$22,005	21,810	19,302
Other comprehensive income (loss):
Unrealized gains/losses on securities available for sale:
Unrealized holding gains arising during the period, pretax	173	1,432	394
Tax expense	(67)	(559)	(154)
Reclassification to realized (gains) losses	14	(487)	(205)
Tax expense (benefit)	(5)	190	80
Postretirement Plans:
Pension benefit related to unfunded pension liability	─	─	16
Tax expense	─	─	(6)
Net loss arising during period	(6,795)	(1,098)	─
Tax benefit	2,650	428	─
Amortization of unrecognized net actuarial loss	308	467	─
Tax expense	(120)	(182)	─
Amortization of prior service cost and transition obligation	34	40	─
Tax expense	(14)	(15)	─
Other comprehensive income (loss)	(3,822)	216	125
Comprehensive income	$18,183	22,026	19,427

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2008, 2007 and 2006

	Common Stock		Retained	Accumulated Other Comprehensive	Total Share- holders’
(In thousands, except share data)	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2006	14,229	$54,121	102,507	(900)	155,728

Net income			19,302		19,302
Cash dividends declared ($0.74 per share)			(10,589)		(10,589)
Common stock issued under stock option plans	105	1,027			1,027
Common stock issued into dividend reinvestment plan	72	1,557			1,557
Purchases and retirement of common stock	(53)	(1,112)			(1,112)
Tax benefit realized from exercise of nonqualified stock options	─	117			117
Stock-based compensation	─	325			325
Other comprehensive income				125	125
Adoption of SFAS No. 158				(3,775)	(3,775)

Balances, December 31, 2006	14,353	56,035	111,220	(4,550)	162,705

Net income			21,810		21,810
Cash dividends declared ($0.76 per share)			(10,928)		(10,928)
Common stock issued under stock option plans	52	568			568
Purchases and retirement of common stock	(27)	(532)			(532)
Tax benefit realized from exercise of nonqualified stock options	─	41			41
Stock-based compensation	─	190			190
Other comprehensive income				216	216

Balances, December 31, 2007	14,378	56,302	122,102	(4,334)	174,070

Net income			22,005		22,005
Cash dividends declared ($0.76 per share)			(12,155)		(12,155)
Common stock issued under stock option plans	57	705			705
Common stock issued into dividend reinvestment plan	80	1,252			1,252
Common stock issued in acquisition	2,059	37,605			37,605
Tax benefit realized from exercise of nonqualified stock options	─	65			65
Stock-based compensation	─	143			143
Other comprehensive income				(3,822)	(3,822)

Balances, December 31, 2008	16,574	$96,072	131,952	(8,156)	219,868

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006

($ in thousands)	2008	2007	2006
Cash Flows From Operating Activities
Net income	$22,005	21,810	19,302
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	9,880	5,217	4,923
Net security premium amortization (discount accretion)	(70)	67	86
Net purchase accounting adjustments - discount accretion	(1,099)	─	─
Loss (gain) on sale of securities available for sale	14	(487)	(205)
Other losses (gains)	(156)	10	281
Decrease (increase) in net deferred loan costs	(89)	(118)	157
Depreciation of premises and equipment	3,459	3,286	2,873
Stock-based compensation expense	143	190	325
Amortization of intangible assets	416	374	322
Deferred income tax benefit	(1,365)	(422)	(1,341)
Originations of presold mortgages in process of settlement	(56,088)	(68,325)	(66,157)
Proceeds from sales of presold mortgages in process of settlement	57,333	71,423	64,738
Decrease (increase) in accrued interest receivable	1,289	(803)	(3,176)
Decrease (increase) in other assets	1,474	1,075	(467)
Increase (decrease) in accrued interest payable	(1,236)	361	1,736
Decrease in other liabilities	(1,617)	(3,095)	(226)
Net cash provided by operating activities	34,293	30,563	23,171

Cash Flows From Investing Activities
Purchases of securities available for sale	(159,602)	(90,046)	(62,067)
Purchases of securities held to maturity	(1,318)	(5,117)	(5,052)
Proceeds from sales of securities available for sale	503	4,185	1,575
Proceeds from maturities/issuer calls of securities available for sale	138,306	82,013	44,471
Proceeds from maturities/issuer calls of securities held to maturity	2,291	1,577	3,355
Net increase in loans	(142,365)	(159,531)	(255,958)
Proceeds from sales of foreclosed real estate	2,991	1,522	1,887
Purchases of premises and equipment	(5,376)	(5,786)	(10,867)
Net cash received in bank or branch acquisition	2,461	─	34,819
Net cash used by investing activities	(162,109)	(171,183)	(247,837)

Cash Flows From Financing Activities
Net increase in deposits and repurchase agreements	111,148	139,017	166,871
Proceeds from borrowings, net	84,564	32,381	109,774
Cash dividends paid	(11,738)	(10,923)	(10,423)
Proceeds from issuance of common stock	1,957	568	2,584
Purchases and retirement of common stock	─	(532)	(1,112)
Tax benefit from exercise of nonqualified stock options	65	41	117
Net cash provided by financing activities	185,996	160,552	267,811

Increase in Cash and Cash Equivalents	58,180	19,932	43,145
Cash and Cash Equivalents, Beginning of Year	166,600	146,668	103,523

Cash and Cash Equivalents, End of Year	$224,780	166,600	146,668

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$62,539	69,297	52,857
Income taxes	15,316	17,077	13,993
Non-cash investing and financing transactions:
Foreclosed loans transferred to other real estate	4,802	2,915	2,021
Unrealized gain on securities available for sale, net of taxes	115	577	115
Common stock issued in acquisition	37,605	─	─

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

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

The Company is a bank holding company.  The principal activity of the Company is the ownership and operation of First Bank, a state chartered bank with its main office in Troy, North Carolina.  Montgomery Data, another subsidiary, is a data processing company headquartered in Troy, whose primary client is First Bank.  The Company is also the parent company for a series of statutory trusts that were formed at various times since 2002 for the purpose of issuing trust preferred debt securities.  The trusts are not consolidated for financial reporting purposes, however notes issued by the Company to the trusts in return for the proceeds from the issuance of the trust preferred securities are included in the consolidated financial statements and have terms that are substantially the same as the corresponding trust preferred securities.  The trust preferred securities qualify as capital for regulatory capital adequacy requirements.  First Bank Insurance is a provider of non-FDIC insured investment and insurance products.

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

(e) Loans – Loans are stated at the principal amount outstanding plus deferred origination costs, net of nonrefundable loan fees.  Interest on loans is accrued on the unpaid principal balance outstanding.  Net deferred loan origination costs/fees are capitalized and recognized as a yield adjustment over the life of the related loan.

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

Periodically, the Company originates commercial loans that are intended for resale.  The Company carries these loans at the lower of cost or fair value at each reporting date.  There were no such loans held for sale as of December 31, 2008 or 2007.

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

(h) Other Real Estate - Other real estate owned consists primarily of real estate acquired by the Company through legal foreclosure or deed in lieu of foreclosure.  The property is initially carried at the lower of cost (generally the loan balance plus additional costs incurred for improvements to the property) or the estimated fair value of the property less estimated selling costs.  If there are subsequent declines in fair value, the property is written down to its fair value through a charge to expense.  Capital expenditures made to improve the property are capitalized.  Costs of holding real estate, such as property taxes, insurance and maintenance, less related revenues during the holding period, are recorded as expense.

(i) Income Taxes - Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence.  The Company’s investment tax credits, which are low income housing tax credits and state historic tax credits, are recorded in the period that they are affirmed by the tax credit fund.

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

(k) Other Investments – The Company accounts for investments in limited partnerships, limited liability companies (“LLCs”), and other privately held companies using either the cost or the equity method of accounting.  The accounting treatment depends upon the Company’s percentage ownership and degree of management influence.

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

At December 31, 2008 and 2007, the Company’s investments in limited partnerships, LLCs and other privately held companies totaled $2.3 million and $2.1 million respectively, and were included in other assets.

(l) Stock Option Plan - At December 31, 2008, the Company had six equity-based employee compensation plans, which are described more fully in Note 14.  The Company accounts for those plans under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 (revised 2004) (Statement 123(R)), “Share-Based Payment.”  Statement 123(R) replaces FASB Statement No. 123 (Statement 123), “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees.”  Prior to January 1, 2006, the Company accounted for the stock option plans under Opinion 25, and thus, no stock-based employee compensation expense was reflected in net income prior to January 1, 2006.  However, Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements, and thus stock-based compensation expense has been recognized in the financial statements during 2006, 2007, and 2008.

(m) Per Share Amounts - Basic Earnings Per Share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted Earnings Per Share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period.  Currently, the Company’s only potential dilutive common stock issuances relate to certain stock options that have been issued under the Company’s equity-based plans.  In computing Diluted Earnings Per Share, it is assumed that all such dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period.  The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period.  The sum is used as the denominator to calculate Diluted Earnings Per Share for the Company.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Share:

	For the Years Ended December 31,
	2008			2007			2006
($ in thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS	$22,005	15,980,533	$1.38	$21,810	14,378,279	$1.52	$19,302	14,294,753	$1.35

Effect of dilutive securities	-	46,611		-	90,695		-	140,499

Diluted EPS	$22,005	16,027,144	$1.37	$21,810	14,468,974	$1.51	$19,302	14,435,252	$1.34

For the year ended December 31, 2008, there were 297,230 options that were anti-dilutive, and thus not included in the calculation to determine the effect of dilutive securities, because the exercise price exceeded the average market price for the year.  For both the years ended December 31, 2007 and 2006, there were 214,980 options that were anti-dilutive for the same reason.

In addition to the anti-dilutive stock options that were excluded from the calculation of dilutive securities, there were an additional 262,599 stock options and 81,337 performance units (one performance unit, once vested, is equal to one share of common stock) that were excluded from the calculation because they are contingently issuable based on achieving earnings per share targets that have not been met.  See Note 14 for additional information.

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

Loans - Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, financial and agricultural, real estate construction, real estate mortgages and installment loans to individuals.  Each loan category is further segmented into fixed and variable interest rate terms.  The fair value for each category is determined by discounting scheduled future cash flows using current interest rates offered on loans with similar risk characteristics.  Fair values for impaired loans are estimated based on discounted cash flows or underlying collateral values, where applicable.

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

Commitments to Extend Credit and Standby Letters of Credit - At December 31, 2008 and 2007, the Company’s off-balance sheet financial instruments had no carrying value.  The large majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short terms to maturity.  Therefore, the fair value for these financial instruments is considered to be immaterial.

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

(p) Comprehensive Income - Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income.  Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards.  The components of accumulated other comprehensive income (loss) for the Company are as follows:

	December 31, 2008	December 31, 2007	December 31, 2006
Unrealized gain (loss) on securities available for sale	$273	86	(860)
Deferred tax asset (liability)	(106)	(34)	336
Net unrealized gain (loss) on securities available for sale	167	52	(524)

Additional pension liability	(13,693)	(7,240)	(6,649)
Deferred tax asset	5,370	2,854	2,623
Net additional pension liability	(8,323)	(4,386)	(4,026)

Total accumulated other comprehensive income (loss)	$(8,156)	(4,334)	(4,550)

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

(r) Reclassifications - Certain amounts for prior years have been reclassified to conform to the 2008 presentation.  The reclassifications had no effect on net income or shareholders’ equity as previously presented, nor did they materially impact trends in financial information.

(s) Recent Accounting Pronouncements - In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  The cumulative effect of applying the provisions of this interpretation is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption.  The Company’s adoption of FIN 48 in the first quarter of 2007 did not impact the Company’s consolidated financial statements.  See additional disclosures related to FIN 48 in Note 7.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (Statement 158).  Statement 158 requires an employer to:  (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions) and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  Those changes will be reported in comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements were effective as of the end of the fiscal year ending after December 15, 2006, whereas the measurement date provisions are effective for fiscal years ending after December 15, 2008.  The Company currently measures its plan assets and obligations at the end of its fiscal year, and thus the measurement date requirements will not impact the Company.  The Company adopted the funded status and disclosure requirements of Statement 158 as of December 31, 2006.  The effect of the initial adoption was to recognize $3.8 million, after-tax, of net actuarial losses, prior service cost and transition obligation as a reduction to accumulated other comprehensive income.  See Note 11 for additional disclosures required by Statement 158.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (Statement 157).  Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities.  The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  As it relates to financial assets and liabilities, Statement 157 became effective for the Company as of January 1, 2008.  For nonfinancial assets and liabilities, Statement 157 became effective for the Company on January 1, 2009.  The Company’s January 1, 2008 adoption of Statement 157 as it relates to financial assets and liabilities had no impact on the Company’s financial statements.  See Note 13 for the disclosures required by Statement 157.  The Company is currently evaluating any potential impact of the adoption of the remainder of Statement 157.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (Statement 141(R)) which replaces Statement 141, “Business Combinations.”  Statement 141(R) retains the fundamental requirement in Statement 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination.  Statement 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control.  Statement 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values.  This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense.  This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this Statement will impact the Company’s accounting for any acquisitions completed after January 1, 2009.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and early adoption is prohibited.  Accordingly, FSP 142-3 is effective for the Company on January 1, 2009.  The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (FSP 132(R)-1), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan to provide the users of financial statements with an understanding of (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.  FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009.  Upon adoption, this Staff Position may require the Company to provide additional disclosures related to its benefit plans.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2.  Acquisitions

The Company did not complete any acquisitions during 2007.  The Company completed the following acquisitions during 2008 and 2006.  The results of each acquired company/branch are included in the Company’s results beginning on their respective acquisition dates.

(a) On April 1, 2008 the Company completed the acquisition of Great Pee Dee Bancorp, Inc. (Great Pee Dee).  The results of Great Pee Dee are included in First Bancorp’s results for year ended December 31, 2008 beginning on the April 1, 2008 acquisition date.

Great Pee Dee was the parent company of Sentry Bank and Trust (Sentry), a South Carolina community bank with one branch in Florence, South Carolina and two branches in Cheraw, South Carolina.  Great Pee Dee had $211 million in total assets as of the date of acquisition.  This acquisition represented a natural extension of the Company’s market area with Sentry’s Cheraw offices being in close proximity to the Company’s Rockingham, North Carolina branch and Sentry’s Florence office being in close proximity to existing branches in Dillon and Latta, South Carolina.  The Company’s primary reason for the acquisition was to expand into a contiguous market with facilities, operations and experienced staff in place.  The Company agreed to a purchase price that resulted in recognition of goodwill primarily due to the reasons just noted, as well as the generally positive earnings of Great Pee Dee.  The terms of the agreement called for shareholders of Great Pee Dee to receive 1.15 shares of First Bancorp stock for each share of Great Pee Dee stock they owned.  The transaction was completed on April 1, 2008 with the Company issuing 2,059,091 shares of common stock that were valued at approximately $37.0 million and assuming employee stock options with a fair market value of approximately $0.6 million.  The value of the stock issued was determined using a Company stock price of $17.98, which was the average of the daily closing price of the Company’s stock for the five trading days closest to the July 12, 2007 announcement of the execution of the definitive merger agreement. The value of the employee stock options assumed was determined using the Black-Scholes option-pricing model.

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

Explanation of Fair Value Adjustments
(a)
This fair value adjustment was recorded because the yields on the loans purchased from Great Pee Dee exceeded the market rates as of the acquisition date.  This amount is being amortized to reduce interest income over the remaining lives of the related loans, which had a weighted average life of approximately 6.3 years on the acquisition date.

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

(e)
This fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm.  This amount was recorded by the Company as an identifiable intangible asset and is being amortized as expense on a straight-line basis over the weighted average life of the core deposit base, which was estimated to be 7.4 years on the acquisition date.

(f)	This fair value adjustment represents the net deferred tax asset associated with the other fair value adjustments made to record the transaction.

(g)
This fair value adjustment was recorded because the weighted average interest rate of Great Pee Dee’s time deposits exceeded the cost of similar wholesale funding at the time of the acquisition.  This amount is being amortized to reduce interest expense over the remaining lives of the related time deposits, which had a weighted average life of approximately 11 months on the acquisition date.

(h)
This fair value adjustment was recorded because the interest rates of Great Pee Dee’s fixed rate borrowings exceeded market interest rates on similar borrowings as of the acquisition date.  This amount is being amortized to reduce interest expense over the remaining lives of the related borrowings, which ranged from 28 months to 48 months on the acquisition date.

The following is a summary of the effect of the purchase accounting adjustments on income recorded during the year ended December 31, 2008:

($ in thousands)	Year Ended December 31, 2008
Interest income – reduced by premium amortization	$(147)
Interest expense – reduced by premium amortization of deposits	(898)
Interest expense – reduced by premium amortization of borrowings	(347)
Impact on net interest income	1,098
Amortization of core deposit intangible	86
Total effect on income before income taxes	1,012
Income taxes	395
Total effect on net income of Great Pee Dee purchase accounting adjustments	$617

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

($ in thousands, except share data)	Year Ended December 31, 2008	Year Ended December 31, 2007
Net interest income	$88,487	87,317
Noninterest income	21,336	19,612
Total revenue	109,823	106,929
Provision for loan losses	10,230	5,444
Noninterest expense	66,646	62,966
Income before income taxes	32,947	38,519
Income tax expense	12,545	14,660
Net income	20,402	23,859
Earnings per share
Basic	1.24	1.45
Diluted	1.23	1.44

The above pro forma results for the year ended December 31, 2008 include merger-related expenses and charges recorded by Great Pee Dee prior to the merger that are nonrecurring in nature and amounted to $2.9 million pretax, or $2.0 million after-tax ($0.12 per share).  The pro forma results for the year ended December 31, 2007 include nonrecurring merger-related expenses of $361,000 (pretax and after-tax), or $0.02 per share.

(b)  On July 7, 2006, the Company completed the purchase of a branch of First Citizens Bank located in Dublin, Virginia.  The Company assumed the branch’s $21 million in deposits.  No loans were acquired in this transaction.  The primary reason for this acquisition was to increase the Company’s presence in southwestern Virginia, a market in which the Company already had three branches with a large customer base.  The Company paid a deposit premium for the branch of approximately $994,000, all of which is deductible for tax purposes.  The identifiable intangible asset associated with the fair value of the core deposit base, as determined by an independent consulting firm, was determined to be $269,000 and is being amortized as expense on an accelerated basis over an eight year period based on an amortization schedule provided by the consulting firm.  The weighted-average amortization period is approximately 2.2 years.  The remaining intangible asset of $725,000 has been classified as goodwill, and thus is not being systematically amortized, but rather is subject to an annual impairment test.  The primary factors that contributed to a purchase price that resulted in recognition of goodwill were the Company’s desire to expand its presence in southwestern Virginia with facilities, operations and experienced staff in place.  This branch’s operations are included in the accompanying Consolidated Statements of Income beginning on the acquisition date of July 7, 2006.  Historical pro forma information is not presented due to the immateriality of this transaction to the overall consolidated financial statements of the Company.

(c)  On September 1, 2006, the Company completed the purchase of a branch of Bank of the Carolinas in Carthage, North Carolina.  The Company assumed the branch’s $24 million in deposits and $6 million in loans.  The primary reason for this acquisition was to increase the Company’s presence in Moore County, a market in which the Company already had ten branches with a large customer base.  The Company paid a deposit premium for the branch of approximately $1,768,000, all of which is deductible for tax purposes.  The identifiable intangible asset associated with the fair value of the core deposit base, as determined by an independent consulting firm, was determined to be approximately $235,000 and is being amortized as expense on an accelerated basis over a thirteen year period based on an amortization schedule provided by the consulting firm.  The weighed-average amortization period is approximately 3.2 years.  The remaining intangible asset of $1,533,000 has been classified as goodwill, and thus is not being systematically amortized, but rather is subject to an annual impairment test.  The primary factors that contributed to a purchase price that resulted in recognition of goodwill were the Company’s desire to expand in an existing high-growth market with facilities, operations and experienced staff in place.  This branch’s operations are included in the accompanying Consolidated Statements of Income beginning on the acquisition date of September 1, 2006.  Historical pro forma information is not presented due to the immateriality of this transaction to the overall consolidated financial statements of the Company.

Note 3.  Securities

The book values and approximate fair values of investment securities at December 31, 2008 and 2007 are summarized as follows:

	2008				2007
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
(In thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$88,951	90,424	1,473	─	69,463	69,893	443	(13)
Mortgage-backed securities	46,340	46,962	779	(157)	39,706	39,296	65	(475)
Corporate bonds	18,885	16,848	380	(2,417)	13,819	13,855	271	(235)
Equity securities	16,744	16,959	280	(65)	12,040	12,070	55	(26)
Total available for sale	$170,920	171,193	2,912	(2,639)	135,028	135,114	834	(749)

Securities held to maturity:
State and local governments	$15,967	15,788	109	(288)	16,611	16,620	102	(93)
Other	23	23	─	─	29	29	─	─
Total held to maturity	$15,990	15,811	109	(288)	16,640	16,649	102	(93)

Included in mortgage-backed securities at December 31, 2008 were collateralized mortgage obligations with an amortized cost of $7,853,000 and a fair value of $7,773,000.  Included in mortgage-backed securities at December 31, 2007 were collateralized mortgage obligations with an amortized cost of $9,551,000 and a fair value of $9,373,000.

The Company owned Federal Home Loan Bank stock with a cost and fair value of $16,491,000 at December 31, 2008 and $11,766,000 at December 31, 2007, which is included in equity securities above and serves as part of the collateral for the Company’s line of credit with the Federal Home Loan Bank (see Note 9 for additional discussion).  The investment in this stock is a requirement for membership in the Federal Home Loan Bank system.

The following table presents information regarding securities with unrealized losses at December 31, 2008:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$–	–	–	–	–	–
Mortgage-backed securities	3,468	27	5,430	130	8,898	157
Corporate bonds	8,543	2,165	2,847	252	11,390	2,417
Equity securities	29	14	49	51	78	65
State and local governments	8,737	288	–	–	8,737	288
Total temporarily impaired securities	$20,777	2,494	8,326	433	29,103	2,927

The following table presents information regarding securities with unrealized losses at December 31, 2007:

(in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$–	–	9,484	13	9,484	13
Mortgage-backed securities	–	–	28,509	475	28,509	475
Corporate bonds	3,935	57	2,922	178	6,857	235
Equity securities	63	9	32	17	95	26
State and local governments	3,269	46	3,944	47	7,213	93
Total temporarily impaired securities	$7,267	112	44,891	730	52,158	842

In the above tables, all of the non-equity securities that were in an unrealized loss position at December 31, 2008 and 2007 are bonds that the Company has determined are in a loss position due to interest rate factors, the overall economic downturn in the financial sector, and the broader economy in general.  The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment.  The Company has the ability and intent to hold these investments until maturity with no accounting loss.  The Company has concluded that each of the equity securities in an unrealized loss position at December 31, 2008 and 2007 was in such a position due to temporary fluctuations in the market prices of the securities.  The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The aggregate carrying amount of cost-method investments was $16,564,000 and $11,844,000 at December 31, 2008 and 2007, respectively, which included the Federal Home Loan Bank stock discussed above.  The Company determined that none of its cost-method investments were impaired at either year end.

The book values and approximate fair values of investment securities at December 31, 2008, by contractual maturity, are summarized in the table below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$–	–	$1,270	1,279
Due after one year but within five years	88,951	90,424	2,768	2,811
Due after five years but within ten years	6,093	5,921	5,931	5,946
Due after ten years	12,792	10,927	6,021	5,775
Mortgage-backed securities	46,340	46,962	─	─
Total debt securities	154,176	154,234	15,990	15,811

Equity securities	16,744	16,959	─	─
Total securities	$170,920	171,193	$15,990	15,811

At December 31, 2008 and 2007, investment securities with book values of $135,285,000 and $111,892,000, respectively, were pledged as collateral for public and private deposits and securities sold under agreements to repurchase.

Sales of securities available for sale with aggregate proceeds of $503,000 in 2008, $4,185,000 in 2007, and $1,575,000 in 2006, resulted in no gains or losses in 2008, gross gains of $487,000 and no gross losses in 2007, and resulted in gross gains of $205,000 and no gross losses in 2006.  In 2008, the Company recorded losses of $14,000 related to write-downs of the Company’s equity portfolio.

Note 4.  Loans and Allowance for Loan Losses

Loans at December 31, 2008 and 2007 are summarized as follows:

(In thousands)	2008	2007

Commercial, financial, and agricultural	$195,990	172,530
Real estate – construction, land development, and other land loans	423,986	383,973
Real estate – mortgage – residential (1-4 family) first mortgages	627,905	514,329
Real estate – mortgage – home equity loans/lines of credit	256,929	209,852
Real estate – mortgage – commercial and other	619,820	528,590
Installment loans to individuals	86,450	84,875
Subtotal	2,211,080	1,894,149
Unamortized net deferred loan costs	235	146
Loans, including net deferred loan costs	$2,211,315	1,894,295

As of December 31, 2008, net loans includes an unamortized premium of $1,079,000 on loans acquired from Great Pee Dee.  The originally recorded premium was $1,226,000, of which $147,000 was amortized in 2008 as a reduction of interest income.  See Note 2 for additional discussion.

Loans in the amounts of $1,665,730,000 and $1,241,958,000 as of December 31, 2008 and 2007, respectively, are pledged as collateral for certain borrowings (see Note 9).  The loans above also include loans to executive officers and directors serving the Company at December 31, 2008 and to their associates totaling approximately $6,170,000 and $6,636,000 at December 31, 2008 and 2007, respectively.  During 2008, additions to such loans were approximately $1,380,000 and repayments totaled approximately $1,846,000.  These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers.  Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features.

Nonperforming assets at December 31, 2008 and 2007 were as follows:

(In thousands)	2008	2007

Loans: Nonaccrual loans	$26,600	7,807
Troubled debt restructurings	3,995	6
Accruing loans greater than 90 days past due	–	–
Total nonperforming loans	30,595	7,813
Other real estate (included in other assets on balance sheet)	4,832	3,042
Total nonperforming assets	$35,427	10,855

If the nonaccrual and restructured loans as of December 31, 2008, 2007 and 2006 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $1,930,000, $610,000 and $510,000 for nonaccrual loans and $310,000, $1,000 and $1,000 for restructured loans would have been recorded for 2008, 2007, and 2006, respectively.  Interest income on such loans that was actually collected and included in net income in 2008, 2007 and 2006 amounted to approximately $826,000, $252,000 and $179,000 for nonaccrual loans (prior to their being placed on nonaccrual status), and $155,000, $1,000, and $1,000 for restructured loans, respectively.  At December 31, 2008 and 2007, the Company had no commitments to lend additional funds to debtors whose loans were nonperforming.

Activity in the allowance for loan losses for the years ended December 31, 2008, 2007, and 2006 was as follows:

(In thousands)	2008	2007	2006

Balance, beginning of year	$21,324	18,947	15,716
Provision for loan losses	9,880	5,217	4,923
Recoveries of loans charged-off	532	337	273
Loans charged-off	(5,638)	(3,177)	(2,017)
Allowance recorded related to loans assumed in corporate acquisitions	3,158	─	52
Balance, end of year	$29,256	21,324	18,947

In accordance with the Company’s policy for reviewing nonaccrual loans for impairment, as described in Note 1(e), the following table presents information related to impaired loans, as defined by Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.”

($ in thousands)	As of /for the year ended December 31, 2008	As of /for the year ended December 31, 2007	As of /for the year ended December 31, 2006

Impaired loans at period end	$22,146	3,883	2,864
Average amount of impaired loans for period	12,547	3,161	1,445
Allowance for loan losses related to impaired loans at period end	2,869	751	511
Amount of impaired loans with no related allowance at period end	(1) 14,609	1,982	842

(1)  Includes $3.1 million in loans acquired in an acquisition that were written down on the acquisition date by $4.6 million from a total loan balance of $7.7 million.  See below.

All of the impaired loans noted in the table above were on nonaccrual status at each respective period end except that at December 31, 2008, a $4.0 million loan that is classified as an impaired loan due to a restructured interest rate was on accruing status in accordance with its modified terms.  For the year ended December 31, 2008, the Company recognized $200,000 in interest income on impaired loans during the period that they were considered to be impaired.  In 2007 and 2006, the Company recognized no interest income on these loans during the period that they were considered to be impaired.

As discussed in Note 2, the Company acquired Great Pee Dee on April 1, 2008.  In accordance with Statement of Position 03-3 – Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), the Company identified certain Great Pee Dee loans with evidence of credit deterioration, as defined by SOP 03-3.  The following table presents information regarding the loans accounted for under SOP 03-3:

($ in thousands) SOP 03-3 Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount

As of April 1, 2008 acquisition date	$7,663	4,695	2,968
Additions due to borrower advances	663	−	663
Change due to payments received	(510)	−	(510)
Change due to legal discharge of debt	(102)	(102)	−
Balance at December 31, 2008	$7,714	4,593	3,121

At December 31, 2008, the outstanding balance of SOP 03-3 loans, which includes principal, interest and fees due, was $8,019,000.  Each of the SOP 03-3 loans is on nonaccrual status and considered to be impaired.  There is no accretable yield associated with the above loans.  The Company is accounting for each SOP 03-3 loan under the cost recovery method, in which all cash payments are applied to principal.  Since the date of acquisition, there have been no amounts received in excess of the initial carrying amount of any of these impaired loans.  The Company recorded provisions for loan losses amounting to $71,000 related to the SOP 03-3 loans that showed signs of further deterioration subsequent to the acquisition date.  These provisions were recorded through charges to the income statement, with a corresponding amount recorded to the allowance for loan losses.

Note 5.  Premises and Equipment

Premises and equipment at December 31, 2008 and 2007 consisted of the following:

(In thousands)	2008	2007

Land	$14,747	13,277
Buildings	39,344	33,527
Furniture and equipment	25,878	23,881
Leasehold improvements	1,352	1,332
Total cost	81,321	72,017
Less accumulated depreciation and amortization	(29,062)	(25,967)
Net book value of premises and equipment	$52,259	46,050

Note 6.  Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of December 31, 2008 and December 31, 2007 and the carrying amount of unamortized intangible assets as of December 31, 2008 and December 31, 2007.

	December 31, 2008		December 31, 2007
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	$394	210	394	179
Core deposit premiums	3,792	2,031	2,945	1,645
Total	$4,186	2,241	3,339	1,824

Unamortized intangible assets:
Goodwill	$65,835		49,505

Amortization expense totaled $416,000, $374,000 and $322,000 for the year ended December 31, 2008, 2007 and 2006, respectively.

The following table presents the estimated amortization expense for intangible assets for each of the five calendar years ending December 31, 2013 and the estimated amount amortizable thereafter.  These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

(In thousands)	Estimated Amortization Expense
2009	$393
2010	376
2011	361
2012	349
2013	239
Thereafter	227
Total	$1,945

Note 7.  Income Taxes

Total income taxes for the years ended December 31, 2008, 2007 and 2006 were allocated as follows:

(In thousands)	2008	2007	2006

Allocated to net income	$13,120	13,150	11,423
Allocated to stockholders’ equity, for unrealized holding gain/loss on debt and equity securities for financial reporting purposes	72	369	74
Allocated to stockholders’ equity, for tax benefit of pension liabilities	(2,516)	(231)	(2,456)
Total income taxes	$10,676	13,288	9,041

The components of income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 are as follows:

(In thousands)	2008	2007	2006

Current - Federal	$11,978	11,625	10,809
- State	1,962	1,938	1,927
Deferred - Federal	(703)	(348)	(1,112)
- State	(117)	(65)	(201)
Total	$13,120	13,150	11,423

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2008 and 2007 are presented below:

(In thousands)	2008	2007

Deferred tax assets:
Allowance for loan losses	$13,304	8,364
Excess book over tax SERP retirement plan cost	1,525	1,257
Basis of investment in subsidiary	69	69
Reserve for employee medical expense for financial reporting purposes	20	20
Deferred compensation	327	177
State net operating loss carryforwards	219	226
Trust preferred security issuance costs	191	154
Accruals, book versus tax	258	252
Pension liability adjustments	5,370	2,854
Book versus tax basis differences - bonds	49	─
Net loan fees recognized for tax reporting purposes	─	24
All other	401	416
Gross deferred tax assets	21,733	13,813
Less: Valuation allowance	(219)	(224)
Net deferred tax assets	21,514	13,589
Deferred tax liabilities:
Loan fees	(1,139)	(1,272)
Excess tax over book pension cost	(502)	(547)
Depreciable basis of fixed assets	(1,561)	(1,525)
Amortizable basis of intangible assets	(5,656)	(4,836)
Net loan fees recognized for tax reporting purposes	(11)	─
Unrealized gain on securities available for sale	(106)	(33)
FHLB stock dividends	(436)	(436)
Book versus tax basis differences – purchase accounting adjustments	(4)	─
Gross deferred tax liabilities	(9,415)	(8,649)
Net deferred tax asset - included in other assets	$12,099	4,940

A portion of the annual change in the net deferred tax liability relates to unrealized gains and losses on securities available for sale.  The related 2008 and 2007 deferred tax expense (benefit) of approximately $72,000 and $369,000 respectively, has been recorded directly to shareholders’ equity.  Additionally, a portion of the annual change in the net deferred tax liability relates to pension adjustments.  The related 2008 and 2007 deferred tax benefit of $2,516,000 and $231,000, respectively, has been recorded directly to shareholders’ equity.  The balance of the 2008 and 2007 increase in the net deferred tax asset of $820,000 and $413,000, respectively, is reflected as a deferred income tax benefit in the consolidated statement of income.  Purchase acquisitions also increased the net deferred tax asset by $3,895,000 in 2008.

The valuation allowances for 2008 and 2007 relate primarily to state net operating loss carryforwards.  It is management’s belief that the realization of the remaining net deferred tax assets is more likely than not.

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

The Company’s tax returns are subject to income tax audit by federal or state agencies beginning with the year 2005.

Retained earnings at December 31, 2008 and 2007 includes approximately $6,869,000 representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse or may never reverse.  Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Bank’s stock.

The following is a reconcilement of federal income tax expense at the statutory rate of 35% to the income tax provision reported in the financial statements.

(In thousands)	2008	2007	2006

Tax provision at statutory rate	$12,294	12,235	10,754
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(376)	(321)	(287)
Low income housing tax credits	(114)	(114)	(114)
Non-deductible interest expense	42	45	34
State income taxes, net of federal benefit	1,199	1,218	1,122
Change in valuation allowance	3	(15)	(36)
Other, net	72	102	(50)
Total	$13,120	13,150	11,423

Note 8.  Time Deposits, Securities Sold Under Agreements to Repurchase, and Related Party Deposits

At December 31, 2008, the scheduled maturities of time deposits were as follows:

(In thousands)
2009	$1,062,863
2010	64,279
2011	26,739
2012	17,459
2013	9,006
Thereafter	213
$1,180,559

On December 31, 2008, total deposits included a $200,000 unamortized premium on deposits acquired from Great Pee Dee.  The originally recorded premium was $1,098,000, of which $898,000 was amortized in 2008 as a reduction of interest expense.  See Note 2 for additional discussion.

Securities sold under agreement to repurchase represent short term borrowings by the Company with maturities less than one year and are collateralized by a portion of the Company’s securities portfolio, which have been delivered to a third party custodian for safekeeping.  At December 31, 2008, securities with an amortized cost of $68,577,000 and a market value of $69,674,000 were pledged to secure securities sold under agreements to repurchase.

The following table presents certain information for securities sold under agreements to repurchase:

($ in thousands)	2008	2007
Balance at December 31	$61,140	39,695
Weighted average interest rate at December 31	1.82%	3.40%
Maximum amount outstanding at any month-end during the year	$61,140	50,610
Average daily balance outstanding during the year	$42,097	39,220
Average annual interest rate paid during the year	2.15%	3.76%

Deposits received from executive officers and directors and their associates totaled approximately $34,764,000 at December 31, 2008.  These deposit accounts have substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with other non-related depositors.

Note 9.  Borrowings and Borrowings Availability

The following table presents information regarding the Company’s outstanding borrowings at December 31, 2008 and 2007:

Description - 2008	Due date	Call Feature	2008 Amount	Interest Rate

FHLB Overnight Borrowings	1/1/09, renewable daily	None	$230,000,000	0.46% subject to change daily

Federal Funds Purchased	1/1/09, renewable daily	None	35,000,000	0.45% subject to change daily

FHLB Term Note	4/21/09	None remaining	5,000,000	5.26% fixed

FHLB Term Note	8/10/10	Quarterly by FHLB, beginning 8/11/08	5,600,000	4.46% fixed

FHLB Term Note	8/16/10	Quarterly by FHLB, beginning 8/18/08	5,000,000	4.41% fixed

FHLB Term Note	9/13/10	Quarterly by FHLB, beginning 9/15/08	7,000,000	4.07% fixed

FHLB Term Note	8/1/11	None	3,000,000	3.19% at 12/31/08 Adjustable rate based on 3 month LIBOR

FHLB Term Note	12/12/11	Quarterly by FHLB, beginning 6/12/08	1,800,000	4.21% fixed

FHLB Term Note	4/20/12	Quarterly by FHLB, beginning 4/20/09	7,500,000	4.51% fixed

Line of Credit with Commercial Bank	10/31/09	Payable anytime by Company without penalty	20,000,000	2.25% at 12/31/08 adjustable rate Prime minus 1%

Trust Preferred Securities	1/23/34	Quarterly by Company beginning 1/23/09	20,620,000	6.17% at 12/31/08 adjustable rate 3 month LIBOR + 2.70%

Trust Preferred Securities	6/15/36	Quarterly by Company beginning 6/15/11	25,774,000	3.39% at 12/31/08 adjustable rate 3 month LIBOR + 1.39%

Total borrowings/ weighted average rate			366,294,000	1.46% (4.07% excluding overnight borrowings)

Unamortized fair market value adjustment recorded in acquisition of Great Pee Dee			981,000
Total borrowings as of December 31, 2008			$367,275,000

Description - 2007	Due date	Call Feature	2007 Amount	Interest Rate

FHLB Overnight Borrowings	1/1/08, renewable daily	None	$170,000,000	4.40% subject to change daily

FHLB Term Note	6/23/08	None	1,000,000	5.51% fixed

FHLB Term Note	4/21/09	None remaining	5,000,000	5.26% fixed

Line of Credit with Commercial Bank	10/30/09	Payable anytime by Company without penalty	20,000,000	6.38% at 12/31/07 adjustable rate 3 month LIBOR + 1.50%

Trust Preferred Securities	1/23/34	Quarterly by Company beginning 1/23/09	20,620,000	7.68% at 12/31/07 adjustable rate 3 month LIBOR + 2.70%

Trust Preferred Securities	6/15/36	Quarterly by Company beginning 6/15/11	25,774,000	6.38% at 12/31/07 adjustable rate 3 month LIBOR + 1.39%

Total borrowings/ weighted average rate			$242,394,000	5.08% (6.66% excluding overnight borrowings)

As noted in the table above, at December 31, 2008, borrowings outstanding included a $981,000 unamortized premium on borrowings acquired from Great Pee Dee.  The originally recorded premium was $1,328,000, of which $347,000 was amortized in 2008 as a reduction of interest expense.  See Note 2 for additional discussion.

All outstanding FHLB borrowings may be accelerated immediately by the FHLB in certain circumstances including material adverse changes in the condition of the Company or if the Company’s qualifying collateral amounts to less than that required under the terms of the borrowing agreement.

In the above tables, the $20.6 million in borrowings due on January 23, 2034 relate to borrowings structured as trust preferred capital securities that were issued by First Bancorp Capital Trusts II and III ($10.3 million by each trust), unconsolidated subsidiaries of the Company, on December 19, 2003 and qualify as capital for regulatory capital adequacy requirements.  These unsecured debt securities are callable by the Company at par on any quarterly interest payment date beginning on January 23, 2009.  The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 2.70%.  The Company incurred approximately $580,000 of debt issuance costs related to the issuance that were recorded as prepaid expenses and are included in the “Other Assets” line item of the consolidated balance sheet.  These debt issuance costs are being amortized as interest expense until the earliest possible call date of January 23, 2009.

In the above tables, the $25.8 million in borrowings due on June 15, 2036 relate to borrowings structured as trust preferred capital securities that were issued by First Bancorp Capital Trust IV, an unconsolidated subsidiary of the Company, on April 13, 2006 and qualify as capital for regulatory capital adequacy requirements.  These unsecured debt securities are callable by the Company at par on any quarterly interest payment date beginning on June 15, 2011.  The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 1.39%.  The Company incurred no debt issuance costs related to the issuance.

In the above tables, the $20 million line of credit that the Company obtained from a third-party commercial bank has a maturity date of October 30, 2009 and carries an interest rate of either i) prime minus 1.00% or ii)  LIBOR plus 1.50%, at the discretion of the Company.

At December 31, 2008, the Company had three sources of readily available borrowing capacity – 1) an approximately $549 million line of credit with the FHLB, of which $265 million was outstanding at December 31, 2008 and $176 million was outstanding at December 31, 2007, 2) a $50 million overnight federal funds line of credit with a correspondent bank, of which $35 million was outstanding at December 31, 2008 and none was outstanding at December 31, 2007, and 3) an approximately $122 million line of credit through the Federal Reserve Bank of Richmond’s (FRB) discount window, none of which was outstanding at December 31, 2008 or 2007.

The Company’s line of credit with the FHLB totaling approximately $549 million can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need and is secured by the Company’s FHLB stock and a blanket lien on most of its real estate loan portfolio.  In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of the line of credit, the borrowing capacity was further reduced by $75 million and $40 million at December 31, 2008 and 2007, respectively, as a result of the Company pledging letters of credit for public deposits at each of those dates.  Accordingly, the Company’s unused FHLB line of credit was $209 million at December 31, 2008.

The Company’s correspondent bank relationship allows the Company to purchase up to $50 million in federal funds on an overnight, unsecured basis (federal funds purchased).  The Company had $35 million in borrowings outstanding at December 31, 2008, and no borrowings outstanding under this line at December 31, 2007.

The Company also has a line of credit with the FRB discount window.  This line is secured by a blanket lien on a portion of the Company’s commercial and consumer loan portfolio (excluding real estate).  Based on the collateral owned by the Company as of December 31, 2008, the available line of credit was approximately $122 million.  The Company had no borrowings outstanding under this line of credit at December 31, 2008 or 2007.

Note 10.  Leases

Certain bank premises are leased under operating lease agreements.  Generally, operating leases contain renewal options on substantially the same basis as current rental terms.  Rent expense charged to operations under all operating lease agreements was $544,000 in 2008, $541,000 in 2007, and $560,000 in 2006.

Future obligations for minimum rentals under noncancelable operating leases at December 31, 2008 are as follows:

(In thousands)
Year ending December 31:
2009	$493
2010	388
2011	313
2012	251
2013	218
Later years	746
Total	$2,409

Note 11.  Employee Benefit Plans

401(k) Plan.  The Company sponsors a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code.  Employees who have completed one year of service are eligible to participate in the plan.  New employees hired after January 1, 2008, and who have met the service requirement, will be automatically enrolled in the plan at a 2% deferral rate, which can be modified by the employee at any time.  An eligible employee may contribute up to 15% of annual salary to the plan.  The Company contributes an amount equal to 75% of the first 6% of the employee’s salary contributed.  Participants vest in Company contributions at the rate of 20% after one year of service, and 20% for each additional year of service, with 100% vesting after five years of service.  The Company’s matching contribution expense was $841,000, $777,000, and $710,000, for the years ended December 31, 2008, 2007, and 2006, respectively.  Additionally, the Company made additional discretionary matching contributions to the plan of $162,000 in 2008, $231,000 in 2007, and $122,500 in 2006.  The Company’s matching and discretionary contributions are made in the form of Company stock, which can be transferred by the employee into other investment options offered by the plan at any time.  Employees are not permitted to invest their own contributions in Company stock.

Pension Plan.  The Company sponsors a noncontributory defined benefit retirement plan (the “Pension Plan”), which is intended to qualify under Section 401(a) of the Internal Revenue Code.  Employees who have attained age 21 and completed one year of service are eligible to participate in the Pension Plan.  The Pension Plan provides for a monthly payment, at normal retirement age of 65, equal to one-twelfth of the sum of (i) 0.75% of Final Average Annual Compensation (5 highest consecutive calendar years’ earnings out of the last 10 years of employment) multiplied by the employee’s years of service not in excess of 40 years, and (ii) 0.65% of Final Average Annual Compensation in excess of “covered compensation” multiplied by years of service not in excess of 35 years.  “Covered compensation” means the average of the social security taxable wage base during the 35 year period ending with the year the employee attains social security retirement age.  Early retirement, with reduced monthly benefits, is available at age 55 after 15 years of service.  The Pension Plan provides for 100% vesting after 5 years of service, and provides for a death benefit to a vested participant’s surviving spouse.  The costs of benefits under the Pension Plan, which are borne by the Company, are computed actuarially and defrayed by earnings from the Pension Plan’s investments.  The compensation covered by the Pension Plan includes total earnings before reduction for contributions to a cash or deferred profit-sharing plan (such as the 401(k) plan described above) and amounts used to pay group health insurance premiums and includes bonuses (such as amounts paid under the incentive compensation plan).  Compensation for the purposes of the Pension Plan may not exceed statutory limits; such limits were $230,000 in 2008, $225,000 in 2007 and $220,000 in 2006.

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes.  The contributions are invested to provide for benefits under the Pension Plan.  The Company expects that it will contribute $1,500,000 to the Pension Plan in 2009.

Funds in the Pension Plan are invested in a mix of investment types in accordance with the Pension Plan’s investment policy, which is intended to provide a reasonable return while maintaining proper diversification.  Except for Company stock, all of the Pension Plan’s assets are invested in an unaffiliated bank money market account or mutual funds.  The investment policy of the Pension Plan does not permit the use of derivatives, except to the extent that derivatives are used by any of the mutual funds invested in by the Pension Plan.  The following table presents information regarding the mix of investments of the Pension Plan’s assets at December 31, 2008 and its targeted mix, as set out by the Plan’s investment policy:

Investment type	Balance at December 31, 2008	% of Total Assets at December 31, 2008	Targeted % of Total Assets
	(Dollars in thousands)
Fixed income investments
Cash/money market account	$1,464	11%	1%-5%
US government bond fund	1,685	13%	10%-20%
US corporate bond fund	1,806	14%	5%-15%
US corporate high yield bond fund	613	4%	0%-10%
Equity investments
Large cap value fund	2,076	16%	20%-30%
Large cap growth fund	1,944	15%	20%-30%
Mid-small cap growth fund	1,800	14%	15%-25%
Foreign equity fund	1,003	8%	5%-15%
Company stock	674	5%	0%-10%
Total	$13,065	100%

For the years ended December 31, 2008, 2007, and 2006, the Company used an expected long-term rate-of-

return-on-assets assumption of 7.75%, 8.75%, and 8.75%, respectively.  The Company arrived at this rate based primarily on a third-party investment consulting firm’s historical analysis of investment returns, which indicated that the mix of the Pension Plan’s assets (generally 75% equities and 25% fixed income) can be expected to return approximately 7.75% on a long term basis.

The following table reconciles the beginning and ending balances of the Pension Plan’s benefit obligation, as computed by the Company’s independent actuarial consultants, and its plan assets, with the difference between the two amounts representing the funded status of the Pension Plan as of the end of the respective year.

(In thousands)	2008	2007	2006
Change in benefit obligation
Projected benefit obligation at beginning of year	$20,953	17,774	16,093
Service cost	1,453	1,490	1,387
Interest cost	1,231	1,117	902
Actuarial (gain) loss	765	855	(418)
Benefits paid	(363)	(283)	(190)
Projected benefit obligation at end of year	24,039	20,953	17,774
Change in plan assets
Plan assets at beginning of year	16,697	14,209	11,603
Actual return on plan assets	(4,669)	1,070	1,296
Employer contributions	1,400	1,700	1,500
Benefits paid	(363)	(283)	(190)
Other	–	1	–
Plan assets at end of year	13,065	16,697	14,209

Funded status at end of year	$(10,974)	(4,256)	(3,565)

The accumulated benefit obligation related to the Pension Plan was $16,672,000, $14,220,000, and $11,698,000 at December 31, 2008, 2007, and 2006, respectively.

The following table presents information regarding the amounts recognized in the consolidated balance sheets as it relates to the Pension Plan, excluding the related deferred tax assets.

(In thousands)	2008	2007

Other assets – prepaid pension asset	$1,394	1,502
Other liabilities	(12,368)	(5,758)
	$(10,974)	(4,256)

The following table presents information regarding the amounts recognized in accumulated other comprehensive income (AOCI) at December 31, 2008 and 2007, as it relates to the Pension Plan.

(In thousands)	2008	2007

Net (gain)/loss	$12,247	5,622
Net transition obligation	39	40
Prior service cost	82	96
Amount recognized in AOCI before tax effect	12,368	5,758
Tax benefit	(4,850)	(2,269)
Net amount recognized as reduction to AOCI	$7,518	3,489

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the Pension Plan:

(In thousands)	2008	2007

Prepaid pension cost as of beginning of fiscal year	$1,502	1,497
Net periodic pension cost for fiscal year	(1,508)	(1,695)
Actual employer contributions	1,400	1,700
Prepaid pension asset as of end of fiscal year	$1,394	1,502

Net pension cost for the Pension Plan included the following components for the years ended December 31, 2008, 2007, and 2006:

(In thousands)	2008	2007	2006

Service cost – benefits earned during the period	$1,453	1,490	1,387
Interest cost on projected benefit obligation	1,231	1,117	902
Expected return on plan assets	(1,446)	(1,304)	(1,037)
Net amortization and deferral	270	392	393
Net periodic pension cost	$1,508	1,695	1,645

The estimated net loss, transition obligation, and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $762,000, $2,000, and $13,000, respectively.

The following table is an estimate of the benefits that will be paid in accordance with the Pension Plan during the indicated time periods:

(In thousands)	Estimated benefit payments
Year ending December 31, 2009	$355
Year ending December 31, 2010	392
Year ending December 31, 2011	470
Year ending December 31, 2012	576
Year ending December 31, 2013	726
Years ending December 31, 2014-2018	5,678

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

The following table reconciles the beginning and ending balances of the SERP’s benefit obligation, as computed by the Company’s independent actuarial consultants:

(In thousands)	2008	2007	2006
Change in benefit obligation
Projected benefit obligation at beginning of year	$4,711	4,133	3,223
Service cost	454	431	330
Interest cost	264	242	202
Actuarial (gain) loss	(85)	10	403
Benefits paid	(105)	(105)	(25)
Projected benefit obligation at end of year	5,239	4,711	4,133
Plan assets	─	─	─
Funded status at end of year	$(5,239)	(4,711)	(4,133)

The accumulated benefit obligation related to the SERP was $4,185,000, $3,482,000, and $3,279,000 at December 31, 2008, 2007, and 2006, respectively.

The following table presents information regarding the amounts recognized in the consolidated balance sheets at December 31, 2008 and 2007 as it relates to the SERP, excluding the related deferred tax assets.

(In thousands)	2008	2007

Other assets – prepaid pension asset (liability)	$(3,914)	(3,229)
Other liabilities	(1,325)	(1,482)
	$(5,239)	(4,711)

The following table presents information regarding the amounts recognized in accumulated other comprehensive income (AOCI) at December 31, 2008 and 2007.

(In thousands)	2008	2007

Net (gain)/loss	$1,167	1,305
Prior service cost	158	177
Amount recognized in AOCI before tax effect	1,325	1,482
Tax benefit	(520)	(585)
Net amount recognized as reduction to AOCI	$805	897

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the SERP:

(In thousands)	2008	2007

Prepaid pension cost as of beginning of fiscal year	$(3,229)	(2,546)
Net periodic pension cost for fiscal year	(790)	(788)
Benefits paid	105	105
Prepaid pension cost as of end of fiscal year	$(3,914)	(3,229)

Net pension cost for the SERP included the following components for the years ended December 31, 2008, 2007, and 2006:

(In thousands)	2008	2007	2006

Service cost – benefits earned during the period	$454	431	329
Interest cost on projected benefit obligation	264	242	202
Net amortization and deferral	72	115	133
Net periodic pension cost	$790	788	664

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $58,000 and $19,000, respectively.

The following table is an estimate of the benefits that will be paid in accordance with the SERP during the indicated time periods:

(In thousands)	Estimated benefit payments
Year ending December 31, 2009	$104
Year ending December 31, 2010	128
Year ending December 31, 2011	170
Year ending December 31, 2012	198
Year ending December 31, 2013	260
Years ending December 31, 2014-2018	1,499

The following assumptions were used in determining the actuarial information for the Pension Plan and the SERP for the years ended December 31, 2008, 2007, and 2006:

	2008		2007		2006
	Pension Plan	SERP	Pension Plan	SERP	Pension Plan	SERP
Discount rate used to determine net periodic pension cost	6.00%	6.00%	5.75%	5.75%	5.50%	5.50%
Discount rate used to calculate end of year liability disclosures	5.75%	5.75%	6.00%	6.00%	5.75%	5.75%
Expected long-term rate of return on assets	7.75%	n/a	8.75%	n/a	8.75%	n/a
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

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

In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements.  As of December 31, 2008, the Company had outstanding loan commitments of $341,515,000, of which $291,784,000 were at variable rates and $49,731,000 were at fixed rates.  Included in outstanding loan commitments were unfunded commitments of $212,430,000 on revolving credit plans, of which $185,985,000 were at variable rates and $26,445,000 were at fixed rates.

At December 31, 2008 and 2007, the Company had $8,297,000 and $6,176,000, respectively in standby letters of credit outstanding.  The Company has no carrying amount for these standby letters of credit at either of those dates.  The nature of the standby letters of credit is a guarantee made on behalf of the Company’s customers to suppliers of the customers to guarantee payments owed to the supplier by the customer.  The standby letters of credit are generally for terms for one year, at which time they may be renewed for another year if both parties agree.  The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier.  The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above.  In the event that the Company is required to honor a standby letter of credit, a note, already executed with the customer, is triggered which provides repayment terms and any collateral.  Over the past ten years, the Company has had to honor one standby letter of credit, which was repaid by the borrower without any loss to the Company.  Management expects any draws under existing commitments to be funded through normal operations.

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

Partially as a result of the aforementioned loss, the Company terminated its contract with its previous credit card processor in 2007 and entered into a new contract with a different processor.  The new contract shifts the risk of losses similar to the one described above from the Company to the third-party processor.  All of the Company’s merchant credit card clients have been systematically converted to the new processor.

The Company is not involved in any legal proceedings which, in management’s opinion, could have a material effect on the consolidated financial position of the Company.

The Bank grants primarily commercial and installment loans to customers throughout its market area, which consists of Anson, Brunswick, Cabarrus, Chatham, Davidson, Duplin, Guilford, Harnett, Iredell, Lee, Montgomery, Moore, New Hanover, Randolph, Richmond, Robeson, Rockingham, Rowan, Scotland, Stanly and Wake Counties in North Carolina, Dillon, Chesterfield and Florence Counties in South Carolina, and Montgomery, Pulaski, Washington and Wythe Counties in Virginia.  The real estate loan portfolio can be affected by the condition of the local real estate market.  The commercial and installment loan portfolios can be affected by local economic conditions.  The following table presents the Company’s loans outstanding at December 31, 2008 by general geographic region.

Region, with counties included in parenthesis	Loans (in millions)
Triangle North Carolina Region (Moore, Lee, Harnett, Chatham, Wake)	$789
Triad North Carolina Region (Montgomery, Randolph, Davidson, Rockingham, Guilford, Stanly)	447
Eastern North Carolina Region (New Hanover, Brunswick, Duplin)	259
Southern Piedmont North Carolina Region (Anson, Richmond, Scotland, Robeson)	230
South Carolina Region (Chesterfield, Dillon, Florence)	204
Virginia Region (Wythe, Washington, Montgomery, Pulaski)	157
Charlotte North Carolina Region (Iredell, Cabarrus, Rowan)	116
Other	9
Total loans	$2,211

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

The Company’s investment portfolio consists principally of obligations of government-sponsored enterprises, mortgage backed securities guaranteed by government-sponsored enterprises, corporate bonds, FHLB stock and general obligation municipal securities.  The following are the December 31, 2008 fair values of available for sale and held to maturity securities to any one issuer/guarantor that exceed $1 million, with such amounts representing the maximum amount of credit risk that the Company would incur if the issuer did not repay the obligation.

($ in thousands) Issuer	Amortized Cost	Fair Value
Federal Home Loan Bank System - bonds	$73,426	74,730
Federal Home Loan Bank of Atlanta - common stock	16,490	16,490
Federal Farm Credit Bank System - bonds	15,525	15,694
Freddie Mac - mortgage-backed securities	15,088	15,161
Fannie Mae - mortgage-backed securities	23,982	24,412
Ginnie Mae - mortgage-backed securities	7,268	7,389
Bank of America - trust preferred securities	7,132	6,015
First Citizens Bancorp (North Carolina) - bonds/ trust preferred securities	5,077	5,458
Citigroup - bond	3,100	2,847
Wells Fargo - trust preferred security	2,576	2,008
First Citizens Bancorp (South Carolina) - trust preferred security	1,000	520

The Company places its deposits and correspondent accounts with both the Federal Home Loan Bank of Atlanta and Bank of America and sells its federal funds to Bank of America.  At December 31, 2008, the Company had deposits in the Federal Home Loan Bank of Atlanta totaling $105.2 million, deposits of $64.3 million in Bank of America and federal funds sold to Bank of America of $31.6 million.  Neither the deposits held at the Federal Home Loan Bank of Atlanta, nor the federal funds sold to Bank of America are FDIC insured.  The deposits held at Bank of America were fully guaranteed by the FDIC under its Temporary Liquidity Guarantee Program which guarantees, until December 31, 2009, an unlimited amount of non-interest bearing deposits.

Note 13.  Fair Value of Financial Instruments

As discussed in Note 1(n), Statement of Financial Accounting Standard No. 107, “Disclosures About Fair Value of Financial Instruments” requires the Company to disclose estimated fair values for its financial instruments.  Fair value estimates as of December 31, 2008 and 2007 and limitations thereon are set forth below for the Company’s financial instruments.  Please see Note 1(n) for a discussion of fair value methods and assumptions, as well as fair value information for off-balance sheet financial instruments.

	December 31, 2008		December 31, 2007
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	$88,015	88,015	31,455	31,455
Due from banks, interest-bearing	105,191	105,191	111,591	111,591
Federal funds sold	31,574	31,574	23,554	23,554
Securities available for sale	171,193	171,193	135,114	135,114
Securities held to maturity	15,990	15,811	16,640	16,649
Presold mortgages in process of settlement	423	423	1,668	1,668
Loans, net of allowance	2,182,059	2,186,229	1,872,971	1,868,099
Accrued interest receivable	12,653	12,653	12,961	12,961

Deposits	2,074,791	2,082,691	1,838,277	1,839,560
Securities sold under agreements to repurchase	61,140	61,140	39,695	39,695
Borrowings	367,275	339,139	242,394	241,144
Accrued interest payable	5,077	5,077	6,010	6,010

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

As discussed in Note 1(s), on January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (Statement 157), as it applies to financial assets and liabilities.  Statement 157 provides enhanced guidance for measuring assets and liabilities using fair value and applies to situations where other standards require or permit assets or liabilities to be measured at fair value.  Statement 157 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.

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

Level 2:  Quoted prices for similar instruments in active or non-active markets and model-derived valuations in which all significant inputs are observable in active markets.

Level 3:  Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at December 31, 2008.

($ in thousands)
Description of Financial Instruments	Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$171,193	$418	$170,775	$—
Impaired loans	22,146	—	22,146	—

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

For the year ended December 31, 2008, the increase in the fair value of securities available for sale was $187,000, which is included in other comprehensive income (net of taxes of $72,000).  Fair value measurement methods at December 31, 2008 are consistent with those used in prior reporting periods.

Note 14.  Equity-Based Compensation Plans

At December 31, 2008, the Company had the following equity-based compensation plans:  the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, the First Bancorp 1994 Stock Option Plan, and three plans that were assumed from acquired entities.  The Company’s shareholders approved all equity-based compensation plans, except for those assumed from acquired companies.  The First Bancorp 2007 Equity Plan became effective upon the approval of shareholders on May 2, 2007.  As of December 31, 2008, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

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

The June 17, 2008 grant of a combination of performance units and stock options has both performance conditions (earnings per share targets) and service conditions that must be met in order to vest.  The 262,599 stock options and 81,337 performance units represent the maximum amount of options and performance units that could vest if the Company were to achieve specified maximum goals for earnings per share during the three annual performance periods ending on December 31, 2008, 2009, and 2010.  Up to one-third of the total number of options and performance units granted will vest annually as of December 31 of each year beginning in 2010, if (1) the Company achieves specific EPS goals during the corresponding performance period and (2) the executive or key employee continues employment for a period of two years beyond the corresponding performance period.  Compensation expense for this grant will be recorded over the various service periods based on the estimated number of options and performance units that are probable to vest.  If the awards do not vest, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.  Since the grant date, the Company has concluded that is not probable that any of these awards will vest, and therefore no compensation expense has been recorded.  The Company did not achieve the minimum earnings per share performance goal for 2008, and thus one-third of the above grant has been permanently forfeited.

Under the terms of the Predecessor Plans and the 2007 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years.  The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).

At December 31, 2008, there were 758,495 options outstanding related to the three First Bancorp plans with exercise prices ranging from $9.75 to $22.12.  At December 31, 2008, there were 891,941 shares remaining available for grant under the First Bancorp 2007 Equity Plan.  The Company also has three stock option plans as a result of assuming plans of acquired companies.  At December 31, 2008, there were 70,381 stock options outstanding in connection with these plans, with option prices ranging from $10.66 to $15.22.

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

The per share weighted-average fair value of options granted during 2008, 2007, and 2006 was $5.09, $5.80, and $6.79, respectively, on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2008	2007	2006
Expected dividend yield	4.58%	3.88%	3.30%
Risk-free interest rate	4.17%	4.92%	5.05%
Expected life	9.7 years	7 years	7 years
Expected volatility	34.65%	32.91%	32.56%

The Company recorded stock-based compensation expense of $143,000, $190,000, and $325,000 for the years ended December 31, 2008, 2007, and 2006, respectively, most of which was classified as “other operating expenses” on the Consolidated Statements of Income.  The Company recognized $53,000, $56,000, and $79,000 of income tax benefits in the income statement for the year ended December 31, 2008, 2007, and 2006, respectively.  The compensation expense recorded relates primarily to the grants of 2,250 options to each non-employee director of the Company in June of each year with no vesting requirements.  Stock-based compensation expense is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows.

At December 31, 2008, the Company had $31,000 of unrecognized compensation costs related to unvested stock options that have vesting requirements based solely on service conditions.  The cost is expected to be amortized over a weighted-average life of 3.8 years, with $9,000 being expensed in each of 2009 and 2010, $6,000 being expensed in each of 2011 and 2012, and $1,000 being expensed in 2013.  At December 31, 2008, the Company had $1.8 million in unrecognized compensation expense associated with the June 17, 2008 award grant that has both performance conditions and service conditions.  As noted above, the Company does not currently believe that any of the unrecognized compensation expense will be recognized because the Company does not believe that any of the performance conditions will be met.

As noted above, certain of the Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period.  As provided for under Statement 123(R), the Company has elected to recognize compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award.  Statement 123(R) requires companies to recognize compensation expense based on the estimated number of stock options and awards that will ultimately vest.  Over the past five years, there have only been eleven forfeitures or expirations, totaling 110,015 options, and therefore the Company assumes that all options granted without performance conditions will become vested.

The following table presents information regarding the activity since December 31, 2005 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at December 31, 2005	743,282	15.73

Granted	29,250	21.83
Exercised	(108,628)	10.27		$1,205,000
Forfeited	(300)	15.33
Expired	(7,500)	12.61

Balance at December 31, 2006	656,104	16.94

Granted	24,750	19.61
Exercised	(62,372)	12.95		$535,000
Forfeited	(10,500)	21.70
Expired	–	–

Balance at December 31, 2007	607,982	17.38

Granted	296,849	16.63
Assumed in corporate acquisition	88,409	14.39
Exercised	(76,849)	13.83		$304,330
Forfeited	(87,515)	16.53
Expired	–	–

Outstanding at December 31, 2008	828,876	$17.21	5.2	$285,931

Exercisable at December 31, 2008	647,792	$17.36	4.1	$127,180

The Company received $705,000, $568,000, and $1,027,000 as a result of stock option exercises during the years ended December 31, 2008, 2007, and 2006 respectively.  The Company recorded $65,000, $41,000, and $117,000 in associated tax benefits from the exercise of nonqualified stock options during the years ended December 31, 2008, 2007, and 2006, respectively.

As discussed above, the Company granted 81,337 performance units to 19 senior officers on June 17, 2008.  Each performance unit represents the right to acquire one share of the Company’s common stock upon satisfaction of the vesting conditions (discussed above).  The fair market value of the Company’s common stock on the grant date was $16.53 per share.  One-third of this grant was forfeited on December 31, 2008 because the Company failed to meet the minimum performance goal required for vesting.  The following table presents information regarding the activity during 2008 related to the Company’s performance units outstanding:

	Nonvested Performance Units
Year Ended December 31, 2008	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at the beginning of the period	–	$–
Granted during the period	81,337	16.53
Vested during the period	–	–
Forfeited or expired during the period	(27,112)	16.53
Nonvested at end of period	54,225	$16.53

The following table summarizes information about the stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/08	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/08	Weighted- Average Exercise Price

$8.85 to $11.06	40,233	1.5	$10.57	40,233	$10.57
$11.06 to $13.27	43,309	0.3	11.47	43,309	11.47
$13.27 to $15.48	185,720	2.1	15.22	185,720	15.22
$15.48 to $17.70	293,884	7.7	16.51	118,800	16.47
$17.70 to $19.91	56,250	6.7	19.65	56,250	19.65
$19.91 to $22.12	209,480	5.9	21.76	203,480	21.79
	828,876	5.6	$17.21	647,792	$17.36

Note 15.  Regulatory Restrictions

The Company is regulated by the Board of Governors of the Federal Reserve System (“FED”) and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission.  The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Office of the Commissioner of Banks.

The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiary, the Bank.  The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87.  As of December 31, 2008, the Bank had undivided profits of approximately $157,277,000 which were available for the payment of dividends (subject to remaining in compliance with regulatory capital requirements).  As of December 31, 2008, approximately $136,158,000 of the Company’s investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.

The average reserve balance maintained by the Bank under the requirements of the Federal Reserve was approximately $473,700 for the year ended December 31, 2008.

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

In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines applicable to banks for classification as “well capitalized,” which are presented with the minimum ratios, the Company’s ratios and the Bank’s ratios as of December 31, 2008 and 2007 in the following table.  Based on the most recent notification from its regulators, the Bank is well capitalized under the framework.  There are no conditions or events since that notification that management believes have changed the Company’s classification.

Also see Note 18 for discussion of the sale of $65 million in preferred stock in January 2009 that increased the Company’s capital ratios.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
			(must equal or exceed)		(must equal or exceed)
As of December 31, 2008
Total Capital Ratio
Company	$232,529	10.65%	$174,626	8.00%	$	N/A	N/A
Bank	252,914	11.60%	174,462	8.00%		218,077	10.00%
Tier I Capital Ratio
Company	205,244	9.40%	87,313	4.00%		N/A	N/A
Bank	225,654	10.35%	87,231	4.00%		130,846	6.00%
Leverage Ratio
Company	205,244	8.10%	101,377	4.00%		N/A	N/A
Bank	225,654	8.91%	101,293	4.00%		126,616	5.00%

As of December 31, 2007
Total Capital Ratio
Company	$193,708	10.30%	$150,438	8.00%	$	N/A	N/A
Bank	211,002	11.23%	150,269	8.00%		187,836	10.00%
Tier I Capital Ratio
Company	172,384	9.17%	75,219	4.00%		N/A	N/A
Bank	189,678	10.10%	75,134	4.00%		112,701	6.00%
Leverage Ratio
Company	172,384	8.00%	86,176	4.00%		N/A	N/A
Bank	189,678	8.82%	86,048	4.00%		107,560	5.00%

Note 16.  Supplementary Income Statement Information

Components of other noninterest income/expense exceeding 1% of total income for any of the years ended December 31, 2008, 2007, and 2006 are as follows:

(In thousands)	2008	2007	2006

Other service charges, commissions, and fees – electronic payment processing revenue	$2,994	3,514	2,970
Other gains (losses) – merchant credit card (loss) recovery – see Note 12	−	190	(1,900)

Other operating expenses – electronic payment processing expense	1,405	1,963	1,683
Other operating expenses – stationery and supplies	1,903	1,593	1,675

Note 17.  Condensed Parent Company Information

Condensed financial data for First Bancorp (parent company only) follows:

CONDENSED BALANCE SHEETS	As of December 31,
(In thousands)	2008	2007
Assets
Cash on deposit with bank subsidiary	$1,767	5,211
Investment in wholly-owned subsidiaries, at equity	286,070	236,729
Premises and Equipment	194	205
Other assets	1,729	1,878
Total assets	$289,760	244,023

Liabilities and shareholders’ equity
Borrowings	$66,394	66,394
Other liabilities	3,498	3,559
Total liabilities	69,892	69,953

Shareholders’ equity	219,868	174,070

Total liabilities and shareholders’ equity	$289,760	244,023

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
(In thousands)	2008	2007	2006

Dividends from wholly-owned subsidiaries	$8,500	18,200	9,500
Undistributed earnings of wholly-owned subsidiaries	16,694	7,959	13,882
Interest expense	(3,312)	(5,293)	(4,767)
All other income and expenses, net	123	944	687
Net income	$22,005	21,810	19,302

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
(In thousands)	2008	2007	2006

Operating Activities:
Net income	$22,005	21,810	19,302
Equity in undistributed earnings of subsidiaries	(16,694)	(7,959)	(13,882)
Decrease (increase) in other assets	132	953	(605)
Increase (decrease) in other liabilities	(91)	(76)	240
Total – operating activities	5,352	14,728	5,055
Investing Activities:
Downstream cash investment in subsidiary	─	─	(22,000)
Cash proceeds from dissolution of subsidiary	─	111	─
Proceeds from sales of investments	500	─	─
Net cash received in acquisition of Great Pee Dee Bancorp, Inc.	485	─	─
Total – investing activities	985	111	(22,000)
Financing Activities:
Proceeds from (repayments of) borrowings, net	─	(619)	25,774
Payment of cash dividends	(11,738)	(10,923)	(10,423)
Proceeds from issuance of common stock	1,957	568	2,584
Purchases and retirement of common stock	─	(532)	(1,112)
Total - financing activities	(9,781)	(11,506)	16,823
Net increase (decrease) in cash	(3,444)	3,333	(122)
Cash, beginning of year	5,211	1,878	2,000
Cash, end of year	$1,767	5,211	1,878

Note 18.  Subsequent Event

On January 9, 2009, the Company completed the sale of $65 million of preferred stock to the United States Treasury Department (Treasury) under the Treasury’s Capital Purchase Program.  The program is designed to attract broad participation by healthy banking institutions to help stabilize the financial system and increase lending for the benefit of the U.S. economy.

Under the terms of the agreement, the Treasury received (i) 65,000 shares of fixed rate cumulative perpetual preferred stock with a liquidation value of $1,000 per share and (ii) a warrant to purchase 616,308 shares of the Company’s common stock, no par value, in exchange for $65 million.

The preferred stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% for the first five years, and 9% thereafter.  Subject to regulatory approval, the Company is generally permitted to redeem the preferred shares at par plus unpaid dividends.

The warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, equal to $15.82 per share.  The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First Bancorp
Troy, North Carolina

We have audited the accompanying consolidated balance sheets of First Bancorp and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We have also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Charlotte, North Carolina
March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First Bancorp
Troy, North Carolina

We have audited the internal control over financial reporting of First Bancorp and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 10, 2009 expressed an unqualified opinion thereon.

Charlotte, North Carolina
March 10, 2009

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2008.

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

Elliott Davis, PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2008, and audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2008, as stated in their report, which is included in Item 8 hereof.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during, or subsequent to, the fourth quarter of 2008 that were reasonably likely to materially affect our internal control over financial reporting.

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

10.n	Employment Agreement between the Company and Jerry L. Ocheltree was filed as Exhibit 10.1 to the Form 8-K filed on January 25, 2006, and is incorporated herein by reference. (*)

10.o	First Bancorp Long Term Care Insurance Plan was filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and is incorporated by reference. (*)

10.p
Advances and Security Agreement with the Federal Home Loan Bank of Atlanta dated February 15, 2005 was attached as Exhibit 99(a) to the Form 8-K filed on February 22, 2005, and is incorporated herein by reference.

10.q	Description of Director Compensation pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

12	Computation of Ratio of Earnings to Fixed Charges

21	List of Subsidiaries of Registrant was filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.

23	Consent of Independent Registered Public Accounting Firm, Elliott Davis, PLLC

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Exhibits - see (a)(3) above

(c)	No financial statement schedules are filed herewith.

Copies of exhibits are available upon written request to:  First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC  27371

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Troy, and State of North Carolina, on the 16th day of March 2009.

First Bancorp

By:  /s/  Jerry L. Ocheltree
            Jerry L. Ocheltree
President, Chief Executive Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Company by the following persons and in the capacities and on the dates indicated.

Executive Officers

/s/  Jerry L. Ocheltree
     Jerry L. Ocheltree
President, Chief Executive Officer and Treasurer

/s/ Anna G. Hollers Anna G. Hollers Executive Vice President Chief Operating Officer / Secretary March 16, 2009	/s/ Eric P. Credle Eric P. Credle Executive Vice President Chief Financial Officer (Principal Accounting Officer) March 16, 2009

Board of Directors

/s/ David L. Burns David L. Burns Chairman of the Board Director March 16, 2009	/s/ George R. Perkins, Jr. George R. Perkins, Jr. Director March 16, 2009

/s/ Jack D. Briggs Jack D. Briggs Director March 16, 2009	/s/ Thomas F. Phillips Thomas F. Phillips Director March 16, 2009

/s/ R. Walton Brown R. Walton Brown Director March 16, 2009	/s/ Frederick L. Taylor II Frederick L. Taylor II Director March 16, 2009

/s/ John F. Burns John F. Burns Director March 16, 2009	/s/ Virginia C. Thomasson Virginia C. Thomasson Director March 16, 2009

/s/ Mary Clara Capel Mary Clara Capel Director March 16, 2009	/s/ Goldie H. Wallace Goldie H. Wallace Director March 16, 2009

/s/ James C. Crawford, III James C. Crawford, III Director March 16, 2009	/s/ A. Jordan Washburn A. Jordan Washburn Director March 16, 2009

/s/ James G. Hudson, Jr. James G. Hudson, Jr. Director March 16, 2009	/s/ Dennis A. Wicker Dennis A. Wicker Director March 16, 2009

/s/ Jerry L. Ocheltree Jerry L. Ocheltree Director March 16, 2009	/s/ John C. Willis John C. Willis Director March 16, 2009