Form 10-Q
period 2009-03-31
FIRST BANCORP /NC/
filed 2009-05-11
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_____________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
_____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES  ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Non-Accelerated Filer	☐ Smaller Reporting Company
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ YES     ☒ NO

The number of shares of the registrant's Common Stock outstanding on April 30, 2009 was 16,634,784.

INDEX
FIRST BANCORP AND SUBSIDIARIES

Index

Part I.  Financial Information
Item 1 - Financial Statements

First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands-unaudited)	March 31, 2009	December 31, 2008 (audited)	March 31, 2008

ASSETS
Cash and due from banks, noninterest-bearing	$62,760	88,015	48,629
Due from banks, interest-bearing	113,493	105,191	131,283
Federal funds sold	13,277	31,574	8,371
Total cash and cash equivalents	189,530	224,780	188,283

Securities available for sale (costs of $171,896, $170,920, and $134,864)	168,593	171,193	136,480

Securities held to maturity (fair values of $15,512, $15,811, and $16,630)	15,600	15,990	16,538

Presold mortgages in process of settlement	5,014	423	4,233

Loans	2,187,466	2,211,315	1,933,855
Less: Allowance for loan losses	(31,912)	(29,256)	(21,992)
Net loans	2,155,554	2,182,059	1,911,863

Premises and equipment	52,097	52,259	45,610
Accrued interest receivable	12,118	12,653	11,654
Goodwill	65,835	65,835	49,505
Other intangible assets	1,847	1,945	1,436
Other	25,362	23,430	14,532
Total assets	$2,691,550	2,750,567	2,380,134

LIABILITIES
Deposits: Demand - noninterest-bearing	$231,263	229,478	241,013
NOW accounts	209,985	198,775	194,166
Money market accounts	381,362	340,739	286,283
Savings accounts	128,914	125,240	128,854
Time deposits of $100,000 or more	603,187	592,192	503,851
Other time deposits	584,408	588,367	567,276
Total deposits	2,139,119	2,074,791	1,921,443
Securities sold under agreements to repurchase	59,293	61,140	45,268
Borrowings	182,159	367,275	212,394
Accrued interest payable	4,324	5,077	5,593
Other liabilities	21,213	22,416	17,455
Total liabilities	2,406,108	2,530,699	2,202,153

Commitments and contingencies	─	─	─

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued and outstanding: 65,000 shares at March 31, 2009	65,000	─	─
Discount on preferred stock	(4,391)	─	─
Common stock, no par value per share. Authorized: 20,000,000 shares
Issued and outstanding: 16,620,896, 16,573,826, and 14,387,599 shares	96,687	96,072	56,423
Common stock warrants	4,592	─	─
Retained earnings	133,762	131,952	124,897
Accumulated other comprehensive income (loss)	(10,208)	(8,156)	(3,339)
Total shareholders’ equity	285,442	219,868	177,981
Total liabilities and shareholders’ equity	$2,691,550	2,750,567	2,380,134

See notes to consolidated financial statements

Index

First Bancorp and Subsidiaries
Consolidated Statements of Income

	Three Months Ended March 31,
($ in thousands, except share data-unaudited)	2009	2008

INTEREST INCOME
Interest and fees on loans	$32,552	33,939
Interest on investment securities:
Taxable interest income	1,780	1,757
Tax-exempt interest income	152	168
Other, principally overnight investments	39	443
Total interest income	34,523	36,307

INTEREST EXPENSE
Savings, NOW and money market	2,135	2,326
Time deposits of $100,000 or more	4,796	5,775
Other time deposits	4,494	6,299
Securities sold under agreements to repurchase	196	287
Borrowings	792	1,856
Total interest expense	12,413	16,543

Net interest income	22,110	19,764
Provision for loan losses	4,485	1,533
Net interest income after provision
for loan losses	17,625	18,231

NONINTEREST INCOME
Service charges on deposit accounts	2,974	3,076
Other service charges, commissions and fees	1,121	1,187
Fees from presold mortgages	159	198
Commissions from sales of insurance and financial products	494	399
Data processing fees	29	50
Securities gains (losses)	(63)	─
Other gains	32	285
Total noninterest income	4,746	5,195

NONINTEREST EXPENSES
Salaries	6,467	6,719
Employee benefits	2,359	1,835
Total personnel expense	8,826	8,554
Net occupancy expense	1,088	968
Equipment related expenses	981	1,019
Intangibles amortization	98	79
Other operating expenses	4,944	3,971
Total noninterest expenses	15,937	14,591

Income before income taxes	6,434	8,835
Income taxes	2,353	3,306

Net income	4,081	5,529

Preferred stock dividends and accretion	941	─

Net income available to common shareholders	$3,140	5,529

Earnings per common share:
Basic	$0.19	0.38
Diluted	0.19	0.38

Dividends declared per common share	$0.08	0.19

Weighted average common shares outstanding:
Basic	16,608,625	14,380,599
Diluted	16,617,732	14,446,357

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
($ in thousands-unaudited)	2009	2008

Net income	$4,081	5,529
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	(3,639)	1,530
Tax (expense) benefit	1,419	(597)
Reclassification to realized losses	63	—
Tax benefit	(25)	—
Postretirement Plans:
Amortization of unrecognized net actuarial loss	205	93
Tax expense	(80)	(36)
Amortization of prior service cost and transition obligation	9	9
Tax expense	(4)	(4)
Other comprehensive income (loss)	(2,052)	995
Comprehensive income	$2,029	6,524

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In thousands, except per share - unaudited)		Preferred	Common Stock		Common		Accumulated Other	Total Share-
	Preferred Stock	Stock Discount	Shares	Amount	Stock Warrants	Retained Earnings	Comprehensive Income (Loss)	holders’ Equity

Balances, January 1, 2008			14,378	$56,302		122,102	(4,334)	174,070

Net income						5,529		5,529
Cash dividends declared ($0.19 per common share)						(2,734)		(2,734)
Common stock issued under stock option plans			10	118				118
Stock-based compensation			–	3				3
Other comprehensive income							995	995

Balances, March 31, 2008	–	–	14,388	$56,423	–	124,897	(3,339)	177,981

Balances, January 1, 2009	$–	–	16,574	$96,072	–	131,952	(8,156)	219,868

Net income						4,081		4,081
Preferred stock issued	65,000	(4,592)						60,408
Common stock warrants issued					4,592			4,592
Common stock issued under stock option plans			17	140				140
Common stock issued into dividend reinvestment plan			30	412				412
Cash dividends declared ($0.08 per common share)						(1,330)		(1,330)
Preferred dividends						(740)		(740)
Accretion of preferred stock discount		201				(201)		−
Tax benefit realized from exercise of nonqualified stock options				63				63
Other comprehensive income							(2,052)	(2,052)

Balances, March 31, 2009	$65,000	(4,391)	16,621	$96,687	4,592	133,762	(10,208)	285,442

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
($ in thousands-unaudited)	2009	2008
Cash Flows From Operating Activities
Net income	$4,081	5,529
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	4,485	1,533
Net security premium amortization (discount accretion)	76	(79)
Net purchase accounting adjustments – discount accretion	(267)	–
Loss on securities available for sale	63	–
Other gains	(32)	(285)
Loan fees and costs deferred, net of amortization	(74)	(77)
Depreciation of premises and equipment	863	845
Stock-based compensation expense	–	3
Amortization of intangible assets	98	79
Deferred income tax benefit	(618)	(335)
Origination of presold mortgages in process of settlement	(15,135)	(17,151)
Proceeds from sales of presold mortgages in process of settlement	10,544	14,586
Decrease in accrued interest receivable	535	1,307
Decrease (increase) in other assets	561	(100)
Decrease in accrued interest payable	(753)	(417)
Increase in other liabilities	415	752
Net cash provided by operating activities	4,842	6,190

Cash Flows From Investing Activities
Purchases of securities available for sale	(46,319)	(42,502)
Purchases of securities held to maturity	(513)	(305)
Proceeds from maturities/issuer calls of securities available for sale	45,217	42,753
Proceeds from maturities/issuer calls of securities held to maturity	890	400
Net decrease (increase) in loans	20,352	(41,096)
Proceeds from sales of foreclosed real estate	1,163	523
Purchases of premises and equipment	(704)	(405)
Net cash provided (used) by investing activities	20,086	(40,632)

Cash Flows From Financing Activities
Net increase in deposits and repurchase agreements	62,681	88,739
Repayments of borrowings, net	(185,000)	(30,000)
Cash dividends paid – common and preferred shares	(3,474)	(2,732)
Proceeds from issuance of preferred stock and common stock warrants	65,000	–
Proceeds from issuance of common stock	552	118
Tax benefit realized from exercise of nonqualified stock options	63	–
Net cash provided (used) by financing activities	(60,178)	56,125

Increase (decrease) in cash and cash equivalents	(35,250)	21,683
Cash and cash equivalents, beginning of period	224,780	166,600

Cash and cash equivalents, end of period	$189,530	188,283

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$13,166	16,960
Income taxes	370	715
Non-cash transactions:
Unrealized (loss) gain on securities available for sale, net of taxes	(2,182)	933
Foreclosed loans transferred to other real estate	1,693	748

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended March 31, 2009 and 2008

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2009 and 2008 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 2009 and 2008.  All such adjustments were of a normal, recurring nature.  Reference is made to the 2008 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

Note 2 – Accounting Policies

Note 1 to the 2008 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements.  The following paragraphs update that information as necessary.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (Statement 157).  Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities.  The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  As it relates to financial assets and liabilities, Statement 157 became effective for the Company as of January 1, 2008.  For nonfinancial assets and liabilities, Statement 157 became effective for the Company on January 1, 2009.  The Company’s adoption of Statement 157 on January 1, 2008 and January 1, 2009 had no impact on the Company’s financial statements.  See Note 11 for the disclosures required by Statement 157.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after

Index

December 15, 2008 and interim periods within those fiscal years, and early adoption is prohibited.  Accordingly, FSP 142-3 became effective for the Company on January 1, 2009.  The adoption of FSP 142-3 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed in the following three paragraphs below.  Each of the positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted. The Company has elected to adopt the staff positions effective for the quarter ending June 30, 2009.  The Company is currently evaluating the impact that the adoption of these Statements will have on its financial position and results of operations.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

       FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased.  The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity’s intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

       FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods.  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market, it is considered a publicly traded company for this purpose.

Index

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Reclassifications

       Certain amounts reported in the period ended March 31, 2008 have been reclassified to conform to the presentation for March 31, 2009.  These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 – Equity-Based Compensation Plans

        At March 31, 2009, the Company had the following equity-based compensation plans:  the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, the First Bancorp 1994 Stock Option Plan, and three plans that were assumed from acquired entities.  The Company’s shareholders approved all equity-based compensation plans, except for those assumed from acquired companies.  The First Bancorp 2007 Equity Plan became effective upon the approval of shareholders on May 2, 2007.  As of March 31, 2009, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

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

Index

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

At March 31, 2009, there were 756,245 options outstanding related to the three First Bancorp plans with exercise prices ranging from $9.75 to $22.12.  At March 31, 2009, there were 891,941 shares remaining available for grant under the First Bancorp 2007 Equity Plan.  The Company also has three stock option plans as a result of assuming plans of acquired companies.  At March 31, 2009, there were 25,923 stock options outstanding in connection with these plans, with option prices ranging from $10.66 to $15.22.

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

         There were no option grants during the first quarters of 2008 or 2009.

         The Company recorded no stock-based compensation expense for the three-month period ended March 31, 2009 and recorded stock-based compensation expense of $3,000 for the same period in 2008, which was classified as “other operating expenses” on the Consolidated Statements of Income.  The Company recognized no income tax benefits in the income statement related to stock-based compensation for the three-month periods ended March 31, 2009 and 2008.  The 2008 compensation expense recorded related to the vesting of several employee stock option grants made prior to January 1, 2006 and during 2008.   Stock-based compensation expense is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows.

At March 31, 2009, the Company had $31,000 of unrecognized compensation costs related to unvested stock options that have vesting requirements based solely on service conditions.  The cost is expected to be amortized over a weighted-average life of 3.6 years, with $9,000 being expensed in each of 2009 and 2010, $6,000 being expensed in each of 2011 and 2012, and $1,000 being expensed in 2013.  At March 31, 2009, the Company had $1.8 million in unrecognized compensation expense associated with the June 17, 2008 award grant that has both performance conditions and service conditions.  As noted above, the Company does not currently believe that any of the unrecognized compensation expense will be recognized because the Company does not believe that any of the performance conditions will be met.

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

Index

The following table presents information regarding the activity for the first three months of 2009 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at December 31, 2008	828,876	17.21

Granted	–	–
Exercised	(46,708)	14.49		$161,213
Forfeited	–	–
Expired	–	–

Outstanding at March 31, 2009	782,168	$17.37	5.3	$0

Exercisable at March 31, 2009	601,084	$17.58	4.1	$0

The Company received $140,000 and $118,000 as a result of stock option exercises during the three months ended March 31, 2009 and 2008, respectively.  The Company recorded $63,000 in associated tax benefits from the exercise of nonqualified stock options during the three months ended March 31, 2009 compared to none in the first quarter of 2008.

As discussed above, the Company granted 81,337 performance units to 19 senior officers on June 17, 2008.  Each performance unit represents the right to acquire one share of the Company’s common stock upon satisfaction of the vesting conditions (discussed above).  The fair market value of the Company’s common stock on the grant date was $16.53 per share.  One-third of this grant was forfeited on December 31, 2008 because the Company failed to meet the minimum performance goal required for vesting.  The following table presents information regarding the activity during 2009 related to the Company’s performance units outstanding:

Index

	Nonvested Performance Units
Three months ended March 31, 2009	Number of Units	Weighted- Average Grant-Date Fair Value
Nonvested at the beginning of the period	54,225	$16.53
Granted during the period	–	–
Vested during the period	–	–
Forfeited or expired during the period	–	–
Nonvested at end of period	54,225	$16.53

Note 5 – Earnings Per Common Share

Basic earnings per common share were computed by dividing net income available to common shareholders by the weighted average common shares outstanding.  Diluted earnings per common share includes the potentially dilutive effects of the Company’s equity plan. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2009			2008
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$3,140	16,608,625	$0.19	$5,529	14,380,599	$0.38

Effect of Dilutive Securities	-	9,107		-	65,758

Diluted EPS per common share	$3,140	16,617,732	$0.19	$5,529	14,446,357	$0.38

For the three months ended March 31, 2009 and 2008, there were 704,018 and 260,730 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period, and these options were omitted from the calculation of diluted earnings per share for the period.

Index

Note 6 – Asset Quality Information

Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate.  Nonperforming assets are summarized as follows:

($ in thousands)	March 31, 2009	December 31, 2008	March 31, 2008

Nonperforming loans:
Nonaccrual loans	$35,296	26,600	8,799
Troubled debt restructurings	3,995	3,995	5
Accruing loans greater than 90 days past due	–	–	–
Total nonperforming loans	39,291	30,595	8,804
Other assets (primarily other real estate)	5,428	4,832	3,289
Total nonperforming assets	$44,719	35,427	12,093

Nonperforming loans to total loans	1.80%	1.38%	0.46%
Nonperforming assets as a percentage of loans and other real estate	2.04%	1.60%	0.62%
Nonperforming assets to total assets	1.66%	1.29%	0.51%
Allowance for loan losses to total loans	1.46%	1.32%	1.14%

 The following table presents information related to impaired loans, as defined by Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (Statement 114).

($ in thousands)	As of /for the three months ended March 31, 2009	As of /for the twelve months ended December 31, 2008	As of /for the three months ended March 31, 2008

Impaired loans at period end (1)	$24,198	22,146	4,387
Average amount of impaired loans for period	23,172	12,547	4,135
Allowance for loan losses related to impaired loans at period end	3,817	2,869	1,167
Amount of impaired loans with no related allowance at period end	(2) 14,985	14,609	1,757

(1)  Effective March 31, 2009, the Company increased the threshold for loans that are exempt from Statement 114 (as a result of being part of a smaller-balance homogeneous group of loans that are collectively evaluated for impairment) from $100,000 to $250,000.
 (2)  Includes $3.0 million in net loans acquired in an acquisition that were written down on the acquisition date by $4.6 million from a total loan balance of $7.6 million.  See below.

At March 31, 2009 and December 31, 2008, all of the impaired loans were on nonaccrual status except for a $4.0 million loan that was classified as an impaired loan due to a restructured interest rate, which was on accruing status in accordance with its modified terms.  All of the impaired loans at March 31, 2008 were on nonaccrual status.

Index

The Company acquired Great Pee Dee Bancorp on April 1, 2008.  In accordance with Statement of Position 03-3 – Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), the Company identified certain Great Pee Dee loans with evidence of credit deterioration, as defined by SOP 03-3.  The following table presents information regarding the loans accounted for under SOP 03-3:

($ in thousands) SOP 03-3 Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
As of April 1, 2008 acquisition date	$7,663	4,695	2,968
Additions due to borrower advances	663	−	663
Change due to payments received	(510)	−	(510)
Change due to legal discharge of debt	(102)	(102)	−
Balance at December 31, 2008	7,714	4,593	3,121
Additions due to borrower advances	–	−	–
Change due to payments received	–	−	–
Change due to legal discharge of debt	(78)	−	(78)
Balance at March 31, 2009	$7,636	4,593	3,043

At March 31, 2009, the outstanding balance of SOP 03-3 loans, which includes principal, interest and fees due, was $8,170,000.  Each of the SOP 03-3 loans is on nonaccrual status and considered to be impaired.  There is no accretable yield associated with the above loans.  The Company is accounting for each SOP 03-3 loan under the cost recovery method, in which all cash payments are applied to principal.  Since the date of acquisition, there have been no amounts received in excess of the initial carrying amount of any of these impaired loans.

Note 7 – Deferred Loan Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan costs of approximately $309,000, $235,000, and $222,000 at March 31, 2009, December 31, 2008, and March 31, 2008, respectively.

Note 8 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of March 31, 2009, December 31, 2008, and March 31, 2008 and the carrying amount of unamortized intangible assets as of those same dates.

	March 31, 2009		December 31, 2008		March 31, 2008
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$394	218	394	210	394	187
Core deposit premiums	3,792	2,121	3,792	2,031	2,945	1,716
Total	$4,186	2,339	4,186	2,241	3,339	1,903

Unamortizable intangible assets:
Goodwill	$65,835		65,835		49,505

Amortization expense totaled $98,000 and $79,000 for the three months ended March 31, 2009 and 2008, respectively.

Index

The following table presents the estimated amortization expense for each of the five calendar years ending December 31, 2013 and the estimated amount amortizable thereafter.  These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

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

The Company recorded pension expense totaling $897,000 and $606,000 for the three months ended March 31, 2009 and 2008, respectively, related to the Pension Plan and the SERP.  The following table contains the components of the pension expense.

	For the Three Months Ended March 31,
	2009	2008	2009	2008	2009 Total	2008 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$405	375	125	109	530	484
Interest cost	343	312	75	70	418	382
Expected return on plan assets	(264)	(362)	─	─	(264)	(362)
Amortization of transition obligation	1	1	─	─	1	1
Amortization of net (gain)/loss	190	76	14	17	204	93
Amortization of prior service cost	3	3	5	5	8	8
Net periodic pension cost	$678	405	219	201	897	606

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

Index

Note 10 – Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income.  Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards.  The components of accumulated other comprehensive income for the Company are as follows:

	March 31, 2009	December 31, 2008	March 31, 2008
Unrealized gain (loss) on securities available for sale	$(3,303)	273	1,616
Deferred tax asset (liability)	1,288	(106)	(631)
Net unrealized gain (loss) on securities available for sale	(2,015)	167	985

Additional pension liability	(13,479)	(13,693)	(7,138)
Deferred tax asset	5,286	5,370	2,814
Net additional pension liability	(8,193)	(8,323)	(4,324)

Total accumulated other comprehensive income (loss)	$(10,208)	(8,156)	(3,339)

Note 11 – Fair Value

As discussed in Note 2, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (Statement 157) on January 1, 2008, as it applies to financial assets and liabilities and on January 1, 2009 for non financial assets and liabilities. Statement 157 provides enhanced guidance for measuring assets and liabilities using fair value and applies to situations where other standards require or permit assets or liabilities to be measured at fair value.  Statement 157 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.

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

Index

     The following table summarizes the Company’s assets and liabilities that were measured at fair value at March 31, 2009.

($ in thousands)
	Fair Value at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale	$168,593	$398	$168,195	$—

Nonrecurring
Impaired loans	24,198	—	24,198	—
Other real estate	5,428	—	5,428	—

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

-
    Other real estate – Other real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs.  At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.

     For the three months ended March 31, 2009, the decrease in the fair value of securities available for sale was $3,576,000 (net of tax benefit of $1,394,000), which is included in other comprehensive income.  For the three months ended March 31, 2008, the increase in the fair value of securities available for sale was $1,530,000, which is included in other comprehensive income (net of taxes of $597,000).

Note 12 – Participation in the U.S. Treasury Capital Purchase Program

     On January 9, 2009, the Company completed the sale of $65 million of Series A preferred stock to the United States Treasury Department (Treasury) under the Treasury’s Capital Purchase Program.  The program is designed to attract broad participation by healthy banking institutions to help stabilize the financial system and increase lending for the benefit of the U.S. economy.

Index

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

     The warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price equal to $15.82 per share.  The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.

     The Company allocated the $65 million in proceeds to the preferred stock and the common stock warrants based on their relative fair values.  To determine the fair value of the preferred stock, the Company used a discounted cash flow model that assumed redemption of the preferred stock at the end of year 5.  The discount rate utilized was 13% and the estimated fair value was determined to be $36.2 million.  The fair value of the common stock warrants was estimated to be $2.8 million using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	4.83%
Risk-free interest rate	2.48%
Expected life	10 years
Expected volatility	35.00%
Weighted average fair value	$ 4.47

     The aggregate fair value result for both the preferred stock and the common stock warrants was determined to be $39.0 million, with 7% of this aggregate total attributable to the warrants and 93% attributable to the preferred stock.  Therefore, the $65 million issuance was allocated with $60.4 million being assigned to the preferred stock and $4.6 million being assigned to the common stock warrants.

The $4.6 million difference between the $65 million face value of the preferred stock and the $60.4 million allocated to it upon issuance was recorded as a discount on the preferred stock.  The $4.6 million discount will be accreted, using the effective interest method, as a reduction in net income available to common shareholders over the next five years at approximately $0.8 million to $1.0 million per year.

Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition

FORWARD-LOOKING STATEMENTS

Part I of this report contains statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties.  Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning our opinions or judgment about future events.  Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions.  For additional information that could affect the matters discussed in this paragraph, see the “Risk Factors” section of our 2008 Annual Report on Form 10-K.

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

Index

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

The second component of the allowance model is an estimate of losses for all loans not considered to be impaired loans.  First, loans that we have risk graded as having more than “standard” risk but not considered to be impaired are segregated between those relationships with outstanding balances exceeding $500,000 and those that are less than that amount.  For those loan relationships with outstanding balances exceeding $500,000, we review the attributes of each individual loan and assign any necessary loss reserve based on various factors including payment history, borrower strength, collateral value, and guarantor strength.  For loan relationships less than $500,000, we assign estimated loss percentages generally accepted in the banking industry.  Loans that we have classified as having normal credit risk are segregated by loan type, and estimated loss percentages are assigned to each loan type, based on the historical losses, current economic conditions, and operational conditions specific to each loan type.

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

Index

RESULTS OF OPERATIONS

Overview

Net income available to common shareholders for the first quarter of 2009 amounted to $3,140,000 compared to $5,529,000 reported in the first quarter of 2008.  Earnings per diluted common share were $0.19 in the first quarter of 2009 compared to $0.38 in the first quarter of 2008.  The lower quarterly earnings were caused primarily by higher loan losses that are largely attributable to the recessionary economy.  We also recorded preferred stock dividends and accretion related to our issuance of preferred stock to the U.S. Treasury, which reduced net income available to common shareholders and earnings per diluted common share.

Net Interest Income and Net Interest Margin

Net interest income for the first quarter of 2009 amounted to $22.1 million, an 11.9% increase over the first quarter of 2008.  The higher net interest income resulted from growth in loans and deposits and was partially offset by a lower net interest margin.

Our net interest margin (tax-equivalent net interest income divided by average earnings assets) in the first quarter of 2009 was 3.68%, an 11 basis point decline from the 3.79% margin realized in the first quarter of 2008 and a two basis point decline from the 3.70% margin realized in the fourth quarter of 2008.  Assuming a flat interest rate environment for the remainder of 2009, we expect our net interest margin to gradually increase as we renew maturing time deposits at lower interest rates.

Provision for Loan Losses

       Although we have no subprime loan exposure, the current economic environment has resulted in an increase in our loan losses and classified assets, which has led to a higher provision for loan losses.  Our provision for loan losses amounted to $4,485,000 in the first quarter of 2009 compared to $1,533,000 in the first quarter of 2008.

Noninterest Income

Noninterest income amounted to $4.7 million for the first quarter of 2009, an 8.6% decrease from the first quarter of 2008.  The decrease was caused by a nonrecurring gain of $306,000 recorded in the first quarter of 2008 related to the VISA initial public offering that occurred in March 2008, which is included in “Other gains.”  We were a member/owner of VISA and received a portion of VISA’s offering proceeds.

Noninterest Expenses

        Noninterest expenses amounted to $15.9 million in the first quarter of 2009, a 9.2% increase over 2008.  A majority of this increase is attributable to our growth, including the April 1, 2008 acquisition of Great Pee Dee.  Additionally, we recorded FDIC insurance expense of $756,000 in the first quarter of 2009 compared to $245,000 in the first quarter of 2008 as a result of the FDIC increasing its premium rates in order to replenish its reserves.  We also recorded pension expense amounting to $897,000 in the first quarter of 2009 compared to $606,000 in the first quarter of 2008.  Our pension expense increased in 2009 primarily as a result of investment losses experienced by the pension plan’s assets in 2008.

        Our effective tax rate was approximately 37% for each of the three month periods ended March 31, 2009 and 2008.

Our annualized return on average assets for the first quarter of 2009 was 0.49% compared to 0.99% for the first quarter of 2008.  This ratio was calculated by dividing annualized net income available to common shareholders by average assets.

Index

Our annualized return on average common equity for the first quarter of 2009 was 5.60% compared to 12.45% for the first quarter of 2008.  This ratio was calculated by dividing annualized net income available to common shareholders by average common equity.

Preferred Stock Dividends and Accretion

        On January 9, 2009, we completed the sale of $65 million of preferred stock to the U.S. Treasury Department under the Capital Purchase Program.  The preferred stock issued to the Treasury pays a dividend rate of 5% for the first five years and 9% thereafter.  As part of the program, we also issued warrants that give the Treasury the option for the next ten years to purchase a total of 616,038 shares of First Bancorp common stock at an exercise price of $15.82.  (For further information regarding the Capital Purchase Program, see our 2008 Annual Report on Form 10-K and Note 12 above.)

        In the first quarter of 2009, we accrued preferred stock dividends of $740,000 and recorded $201,000 in accretion of the discount that was recorded upon the issuance of the preferred stock (See Note 12).

Balance Sheet Growth

Total assets at March 31, 2009 amounted to $2.7 billion, 13.1% higher than a year earlier.  Total loans at March 31, 2009 amounted to $2.2 billion, a 13.1% increase from a year earlier, and total deposits amounted to $2.1 billion at March 31, 2009, an 11.3% increase from a year earlier.  Approximately two-thirds of the balance sheet growth relates to the April 1, 2008 acquisition of Great Pee Dee.

During the first quarter of 2009, we experienced a $24 million decrease in loans outstanding and a $64 million increase in deposits.  The decline in loans was due primarily to lower loan demand in this recessionary economy.  We are actively seeking to make new loans in order to offset normal principal reductions, as well as to grow our customer base.  During the first quarter of 2009, we originated approximately $95 million in new loans (excluding renewals) but received principal paydowns from existing loans that more than offset this new growth.  Deposit growth was strong in the first quarter due to an internal emphasis to grow deposits.

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets.  Net interest income for the three month period ended March 31, 2009 amounted to $22,110,000, an increase of $2,346,000, or 11.9% from the $19,764,000 recorded in the first quarter of 2008.  Net interest income on a tax-equivalent basis for the three month period ended March 31, 2009 amounted to $22,273,000, an increase of $2,345,000, or 11.8% from the $19,928,000 recorded in the first quarter of 2008.  We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended March 31,
($ in thousands)	2009	2008
Net interest income, as reported	$22,110	19,764
Tax-equivalent adjustment	163	164
Net interest income, tax-equivalent	$22,273	19,928

There are two primary factors that cause changes in the amount of net interest income we record - 1) growth in loans and deposits, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).  For the three months ended March 31, 2009, growth in loans and deposits increased net interest income, the positive effects of which were partially offset by lower net interest margins realized during the same

Index

period.  Our net interest margin of 3.68% in the first quarter of 2009 was 11 basis points less than the 3.79% recorded in the first quarter of 2008.

In the first quarter of 2009, we recorded non-cash net interest income purchase accounting adjustments totaling $267,000, which increased net interest income (related to the Great Pee Dee acquisition in April 2008).  Similar adjustments are expected to amount to only $67,000 per quarter for the remainder of 2009.

       Our net interest margin of 3.68% recorded for the first quarter of 2009 was only two basis points less than the net interest margin of 3.70% recorded for the fourth quarter of 2008.  Assuming a flat interest rate environment for the remainder of 2009, we expect our net interest margin to gradually increase as we renew maturing time deposits at lower interest rates.

Index

      The following table presents net interest income analysis on a tax-equivalent basis.

	For the Three Months Ended March 31,
	2009			2008
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,202,782	5.99%	$32,552	$1,915,328	7.13%	$33,939
Taxable securities	161,483	4.47%	1,780	130,355	5.42%	1,757
Non-taxable securities (2)	15,709	8.13%	315	16,724	7.98%	332
Short-term investments, principally federal funds	72,505	0.22%	39	50,987	3.49%	443
Total interest-earning assets	2,452,479	5.74%	34,686	2,113,394	6.94%	36,471

Cash and due from banks	38,603			38,486
Premises and equipment	52,250			45,950
Other assets	73,558			56,592
Total assets	$2,616,890			$2,254,422

Liabilities
NOW deposits	$199,162	0.18%	$90	$190,018	0.22%	$103
Money market deposits	360,790	1.85%	1,647	270,669	2.73%	1,838
Savings deposits	123,238	1.31%	398	104,577	1.48%	385
Time deposits >$100,000	607,429	3.20%	4,796	493,345	4.71%	5,775
Other time deposits	586,462	3.11%	4,494	570,351	4.44%	6,299
Total interest-bearing deposits	1,877,081	2.47%	11,425	1,628,960	3.56%	14,400
Securities sold under agreements to repurchase	51,032	1.56%	196	38,446	3.00%	287
Borrowings	152,644	2.10%	792	159,757	4.67%	1,856
Total interest-bearing liabilities	2,080,757	2.42%	12,413	1,827,163	3.64%	16,543

Non-interest-bearing deposits	229,343			229,277
Other liabilities	24,275			19,385
Shareholders’ equity	282,515			178,597
Total liabilities and shareholders’ equity	$2,616,890			$2,254,422

Net yield on interest-earning assets and net interest income		3.68%	$22,273		3.79%	$19,928
Interest rate spread		3.32%			3.30%

Average prime rate		3.25%			6.22%

(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)
Includes tax-equivalent adjustments of $163,000 and $164,000 in 2009 and 2008, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status.  This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the first quarter of 2009 were $2.203 billion, which was 15.0% higher than the average loans outstanding for the first quarter of 2008 ($1.915 billion).  The mix of our loan portfolio remained substantially the same at March 31, 2009 compared to December 31, 2008, with approximately 88% of our loans being real estate loans, 8% being commercial, financial, and agricultural loans, and the remaining 4% being consumer installment loans.  The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Average deposits outstanding for the first quarter of 2009 were $2.106 billion, which was 13.4% higher than

Index

the average amount of deposits outstanding in the first quarter of 2008 ($1.858 billion).  Generally, we can reinvest funds from deposits at higher yields than the interest rate being paid on those deposits, and therefore increases in deposits typically result in higher amounts of net interest income.

A majority of the increases in loans and deposits came as a result of the acquisition of Great Pee Dee.  As of the April 1, 2008 acquisition date, Great Pee Dee had $184 million in loans and $148 million in deposits.  See additional discussion regarding the nature of the growth in loans and deposits in the section entitled “Financial Condition” below.  The effect of the higher amounts of average loans and deposits was to increase net interest income in the first quarter of 2009 compared to the first quarter of 2008.

The primary factor causing a decrease in our net interest margin in the first quarter of 2009 compared to 2008 was a lower proportion of our funding coming from non-interest bearing deposit accounts.  Non-interest bearing deposits represented 9.9% of our average total funding during the first quarter of 2009 compared to 11.1% for the first quarter of 2008.

In the first quarter of 2009, we recorded non-cash net interest income purchase accounting adjustments totaling $267,000, which increased net interest income (related to the Great Pee Dee acquisition in April 2008).  Similar adjustments are expected to amount to only $67,000 per quarter for the remainder of 2009.

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

Our provision for loan losses increased significantly in 2009 compared to 2008, amounting to $4,485,000 in the first quarter of 2009 versus $1,533,000 in the first quarter of 2008.  The higher provision in 2009 is primarily related to negative trends in asset quality, as discussed in the following paragraphs.

Although we have no subprime exposure, the current economic environment has resulted in an increase in our delinquencies and nonperforming assets.  At March 31, 2009, our nonperforming assets were $44.7 million compared to $12.1 million at March 31, 2008.  Our nonperforming assets to total assets ratio was 1.66% at March 31, 2009 compared to 0.51% at March 31, 2008.  Our ratio of annualized net charge-offs to average loans was 0.34% for the first quarter of 2009 compared to 0.18% in the first quarter of 2008.

While the asset quality ratios discussed above reflect unfavorable trends, they compare favorably to those typical of our peers based on public information available.  The table below shows how our ratios compare to data reported by the Federal Reserve for all bank holding companies with between $1 billion and $3 billion in assets at December 31, 2008 (the most recent information available):

	First Bancorp	Peer Average
Nonaccrual loans as percent of total loans at December 31, 2008	1.20%	2.20%
Net charge-offs to average loans for 2008	0.24%	0.66%

Noninterest income amounted to $4.7 million for the first quarter of 2009, an 8.6% decrease from the first quarter of 2008.  “Other gains (losses)” was positively impacted in the first quarter of 2008 when we recorded a gain of $306,000 related to the VISA initial public offering that occurred in March 2008.  We were a member/owner of VISA and received a portion of VISA’s offering proceeds.

The $4.7 million in noninterest income recorded in the first quarter of 2009 was a decrease from the $5.0 million recorded in the fourth quarter of 2008.  This decline was caused primarily by a lower level of service charges on deposits accounts, with nonsufficient fund charges to overdrawn customers declining by $0.4 million as a result of a lower occurrence of overdrawn accounts.

       Noninterest expenses amounted to $15.9 million in the first quarter of 2009, a 9.2% increase over 2008.  A majority of this increase is attributable to our growth, including the April 1, 2008 acquisition of Great Pee Dee.  Additionally, we recorded FDIC insurance expense of $756,000 in the first quarter of 2009 compared to $245,000

Index

in the first quarter of 2008 as a result of the FDIC increasing its premium rates in order to replenish its reserves. We also recorded pension expense amounting to $897,000 in the first quarter of 2009 compared to $606,000 in the first quarter of 2008.  Our pension expense increased in 2009 primarily as a result of investment losses experienced by the pension plan’s assets in 2008.  Partially offsetting the expense increases was a $1.0 million reduction in bonus accruals as a result of the suspension of our annual incentive plan program due to the current earnings environment.

The $15.9 million in noninterest expense recorded in the first quarter of 2009 was a decrease from $16.1 million recorded in the fourth quarter of 2008.  Within the line item “personnel expense,” salaries expense decreased by $0.6 million, while employee benefits increased by approximately the same amount.  The decrease in salaries expense was primarily a result of suspending our annual incentive plan program, as well as a salary freeze, while the primary reason for the increase in employee benefits was the higher pension plan expense.

In addition to the on-going higher FDIC premium expense, during the second quarter of 2009 we expect to record a significant charge to earnings related to the FDIC’s announcement on February 27, 2009 of an interim rule that would impose a one-time special assessment of 20 cents per $100 in insured deposits.  If approved as originally proposed, we estimate that the special assessment charged to us will total approximately $4.3 million, or $0.16 per share on an after-tax basis.  Based on developments and congressional legislation that has occurred since the original announcement, we now expect that the special assessment rate will be reduced to between 8 cents and 10 cents per $100 in insured deposits, which would result in an assessment to us of between $1.7 million and $2.1 million, or $0.06 per share to $0.08 per share on an after-tax basis.

The provision for income taxes was $2,353,000 in the first quarter of 2009, an effective tax rate of 36.6%, compared to $3,306,000 in the first quarter of 2008, an effective tax rate of 37.4%.  We expect our effective tax rate to remain at approximately 37% for the foreseeable future.

The Consolidated Statements of Comprehensive Income reflect other comprehensive losses of $2,052,000 during the first quarter of 2009 and other comprehensive income of $995,000 during the first quarter of 2008.  The primary component of other comprehensive income/loss for the periods presented was changes in unrealized holding gains/losses of our available for sale securities.  Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase.  Certain of our bonds have also had lower valuations over the past six months due to overall market uncertainty in this recessionary economy.  Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

Index

FINANCIAL CONDITION

Total assets at March 31, 2009 amounted to $2.69 billion, 13.1% higher than a year earlier.  Total loans at March 31, 2009 amounted to $2.19 billion, a 13.1% increase from a year earlier, and total deposits amounted to $2.14 billion at March 31, 2009, an 11.3% increase from a year earlier.

The following table present information regarding the nature of our growth for the twelve months ended March 31, 2009 and for the first quarter of 2009.

April 1, 2008 to March 31, 2009	Balance at beginning of period	Internal Growth	Growth from Acquisitions	Balance at end of period	Total percentage growth	Percentage growth, excluding acquisitions
	($ in thousands)

Loans	$1,933,855	69,771	183,840	2,187,466	13.1%	3.6%

Deposits
Noninterest bearing	$241,013	(18,186)	8,436	231,263	-4.0%	-7.5%
NOW	194,166	5,424	10,395	209,985	8.1%	2.8%
Money Market	286,283	80,018	15,061	381,362	33.2%	28.0%
Savings	128,854	(2,528)	2,588	128,914	0.0%	-2.0%
Time>$100,000 – non-brokered	503,851	(18,914)	37,672	522,609	3.7%	-3.8%
Time>$100,000 – brokered	─	55,021	25,557	80,578	n/a	n/a
Time<$100,000	567,276	(30,868)	48,000	584,408	3.0%	-5.4%
Total deposits	$1,921,443	69,967	147,709	2,139,119	11.3%	3.6%

January 1, 2009 to March 31, 2009
Loans	$2,211,315	(23,849)	─	2,187,466	-1.1%	-1.1%

Deposits
Noninterest bearing	$229,478	1,785	─	231,263	0.8%	0.8%
NOW	198,775	11,210	─	209,985	5.6%	5.6%
Money Market	340,739	40,623	─	381,362	11.9%	11.9%
Savings	125,240	3,674	─	128,914	2.9%	2.9%
Time>$100,000 – non-brokered	513,623	8,986	─	522,609	1.7%	1.7%
Time>$100,000 – brokered	78,569	2,009	─	80,578	2.6%	2.6%
Time<$100,000	588,367	(3,959)	─	584,408	-0.7%	-0.7%
Total deposits	$2,074,791	64,328	─	2,139,119	3.1%	3.1%

As derived from the table above, for the twelve months preceding March 31, 2009, our loans increased by $254 million, or 13.1%, of which $70 million was internal growth and $184 million was from the acquisition of Great Pee Dee Bancorp on April 1, 2008.  Over that same period, deposits increased $218 million, or 11.3%, of which $70 million was internal growth and $148 million was from the acquisition of Great Pee Dee.  For the first three months of 2009, loans decreased by $24 million, or 4.3% on an annualized basis, and deposits increased by $64 million, or 12.4% on an annualized basis.

The high growth in money market accounts for both periods was due to growth we experienced in our premium money market account, which pays a highly competitive interest rate.  A portion of the growth of Time Deposits > $100,000 relates to growth in brokered CDs.  Our brokered CDs amounted to $81 million at March 31, 2009 compared to $79 million at December 31, 2008 and zero at March 31, 2008.  In addition to brokered CDs we assumed in the Great Pee Dee acquisition, we utilized brokered CDs more heavily beginning in 2008 because they had interest rates meaningfully lower than the interest rates being offered by several local competitors in our marketplace.  The $80 million in brokered CDs at March 31, 2009 represented just 3.8% of our total

Index

deposits.  The general declines in time deposits<$100,000 were a result of our decision not to match high promotional time deposit rates being offered by several of our local competitors and, as a result, losing the deposits.

The mix of our loan portfolio remained substantially the same at March 31, 2009 compared to December 31, 2008, with approximately 88% of our loans being real estate loans, 8% being commercial, financial, and agricultural loans, and the remaining 4% being consumer installment loans.  The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

The following table provides additional information regarding our mix of loans.

($ in thousands)	March 31, 2009		December 31, 2008		March 31, 2008
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial, financial, and agricultural	$185,900	8%	195,990	9%	175,067	9%
Real estate – construction, land development & other land loans	405,531	19%	423,986	19%	393,580	21%
Real estate – mortgage – residential (1-4 family) first mortgages	630,615	29%	627,905	28%	523,594	27%
Real estate – mortgage – home equity loans / lines of credit	245,847	11%	256,929	12%	218,437	11%
Real estate – mortgage – commercial and other	637,507	29%	619,820	28%	536,657	28%
Installment loans to individuals	81,757	4%	86,450	4%	86,298	4%
Subtotal	2,187,157	100%	2,211,080	100%	1,933,633	100%
Unamortized net deferred loan costs	309		235		222
Loans, including deferred loan costs	$2,187,466		2,211,315		1,933,855

The above loan groupings are generally consistent with regulatory report requirements except that at March 31, 2009, December 31, 2008, and March 31, 2008, we classifed $48 million, $51 million, and $54 million, respectively, in loans secured by manufactured homes with land as “Real estate – mortgage residential (1-4 family) first mortgages” in the table above whereas these loans are required by our regulators to be classified in the category entitled “Real estate – construction, land development & other.” We made this reclassification because we believe the risk characteristics of these loans are more similar to residential 1-4 family loans.

Nonperforming Assets

Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, restructured loans and other real estate.  Nonperforming assets are summarized as follows:

($ in thousands)	March 31, 2009	December 31, 2008	March 31, 2008

Nonperforming loans:
Nonaccrual loans	$35,296	26,600	8,799
Troubled debt restructurings	3,995	3,995	5
Accruing loans greater than 90 days past due	–	–	–
Total nonperforming loans	39,291	30,595	8,804
Other assets (primarily other real estate)	5,428	4,832	3,289
Total nonperforming assets	$44,719	35,427	12,093

Nonperforming loans to total loans	1.80%	1.38%	0.46%
Nonperforming assets as a percentage of loans and other real estate	2.04%	1.60%	0.62%
Nonperforming assets to total assets	1.66%	1.29%	0.51%
Allowance for loan losses to total loans	1.46%	1.32%	1.14%

We have reviewed the collateral for the nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

Index

As reflected in the table above, we have experienced increases in delinquencies and classified assets consistent with current economic conditions.  At March 31, 2009, our nonperforming assets were $44.7 million compared to $35.4 million at December 31, 2008 and $12.1 million at March 31, 2008.  At March 31, 2009, approximately $8.5 million of our nonaccrual loans outstanding related to loans assumed in the acquisition of Great Pee Dee.  The total amount receivable related to those loans was $13.1 million at March 31, 2009, the balances of which were written down as of the date of the acquisition by $4.6 million in accordance with applicable accounting requirements.

At March 31, 2009, our largest nonaccrual loan relationship amounted to $1,900,000, and the largest carrying amount of any single piece of other real estate amounted to $425,500.  At March 31, 2009, troubled debt restructurings amounted to $3,995,000, which was comprised entirely of one land development loan for which we reduced the interest rate from the original note rate of 7.75% to prime (currently, 3.25%) because of financial difficulties being experienced by the borrower.

The following is the composition by loan type of our nonaccrual loans at each period end:

	At March 31, 2009	At December 31, 2008	At March 31, 2008
Commercial, financial, and agricultural	$2,546	1,726	638
Real estate – construction, land development, and other land loans	12,102	6,936	1,769
Real estate – mortgage – residential (1-4 family) first mortgages	12,384	10,856	2,051
Real estate – mortgage – home equity loans/lines of credit	2,837	2,242	969
Real estate – mortgage – commercial and other	4,203	3,624	2,068
Installment loans to individuals	1,224	1,216	1,304
Total nonaccrual loans	$35,296	26,600	8,799

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

Our provision for loan losses amounted to $4,485,000 in the first quarter of 2009 compared to $1,533,000 in the first quarter of 2008.  The higher provision in 2009 is primarily related to negative trends in asset quality, as previously discussed.

In the first quarter of 2009, we recorded $1,829,000 in net charge-offs, which resulted in an annualized ratio of net charge-offs to average loans of 0.34%, compared to $865,000 (0.18%) in the first quarter of 2008.  Our ratio of nonperforming assets to total assets was 1.66 % at March 31, 2009 compared to 0.51% at March 31, 2008.

At March 31, 2009, the allowance for loan losses amounted to $31,912,000, compared to $29,256,000 at December 31, 2008 and $21,992,000 at March 31, 2008.  The allowance for loan losses as a percentage of total loans was 1.46% at March 31, 2009, 1.32% at December 31, 2008, and 1.14% at March 31, 2008.

We believe our reserve levels are adequate to cover probable loan losses on the loans outstanding as of each reporting date.  It must be emphasized, however, that the determination of the reserve using our procedures and methods rests upon various judgments and assumptions about economic conditions and other factors affecting

Index

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

	Three Months Ended March 31,	Twelve Months Ended December 31,	Three Months Ended March 31,
($ in thousands)	2009	2008	2008

Loans outstanding at end of period	$2,187,466	2,211,315	1,933,855
Average amount of loans outstanding	$2,202,782	2,117,028	1,915,328

Allowance for loan losses, at beginning of period	$29,256	21,324	21,324

Loans charged-off:
Commercial, financial and agricultural	(299)	(992)	(56)
Real estate - mortgage	(1,143)	(2,932)	(480)
Installment loans to individuals	(420)	(1,008)	(213)
Overdraft protection	(174)	(706)	(200)
Total charge-offs	(2,036)	(5,638)	(949)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	1	31	14
Real estate - mortgage	120	264	10
Installment loans to individuals	38	111	18
Overdraft protection	48	126	42
Total recoveries	207	532	84
Net charge-offs	(1,829)	(5,106)	(865)

Additions to the allowance charged to expense	4,485	9,880	1,533
Additions related to loans assumed in corporate acquisitions	–	3,158	–

Allowance for loan losses, at end of period	$31,912	29,256	21,992

Ratios:
Net charge-offs (annualized) as a percent of average loans	0.34%	0.24%	0.18%
Allowance for loan losses as a percent of loans at end of period	1.46%	1.32%	1.14%

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at March 31, 2009, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2008.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following three sources - 1) an approximately $559 million line of credit with the Federal Home Loan Bank (of which $35 million was outstanding at March 31, 2009), 2) a $50 million overnight federal funds line of credit with a correspondent bank (of which $25 million was outstanding at March 31, 2009) and 3) an approximately $118

Index

million line of credit through the Federal Reserve Bank of Richmond’s discount window (of which $75 million was outstanding at March 31, 2009).  In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was further reduced by $120 million and $75 million at March 31, 2009 and December 31, 2008, respectively, as a result of the Company pledging letters of credit for public deposits at each of those dates.  Unused and available lines of credit amounted to $472 million at March 31, 2009 compared to $346 million at December 31, 2008.

Our liquidity improved slightly during the first quarter of 2009.  Our loan to deposit ratio was 102.3% at March 31, 2009 compared to 106.6% at December 31, 2008.  The decrease in this ratio was caused by a combination of a decrease in loans outstanding and an increase in deposits during the quarter.

We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future.  We will continue to monitor our liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.

The amount and timing of our contractual obligations and commercial commitments has not changed materially since December 31, 2008, detail of which is presented in Table 18 on page 67 of our 2008 Form 10-K.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics.  We have not engaged in derivative activities through March 31, 2009, and have no current plans to do so.

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

At March 31, 2009, our capital ratios exceeded the regulatory minimum ratios discussed above.  The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	March 31, 2009	December 31, 2008	March 31, 2008
Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	12.89%	9.40%	9.10%
Minimum required Tier I capital	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	14.15%	10.65%	10.24%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted most recent quarter average assets	10.71%	8.10%	7.95%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

The significant increase in our capital ratios from December 31, 2008 to March 31, 2009 was a result of our January 9, 2009 sale of $65 million of preferred stock to the U.S. Treasury Department.  See Note 12 to the consolidated financial statements for additional discussion.

Our bank subsidiary is also subject to similar capital requirements as those discussed above.  The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above.  At March 31, 2009, our bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary, since January 1, 2009.  In Virginia, First Bank does business as “First Bank of Virginia.”

•	On March 23, 2009, we opened a second branch in Florence, South Carolina located at 2107 West Evans Street.

•
On March 6, 2009, we announced a quarterly cash dividend of 8 cents per share payable on April 24, 2009 to shareholders of record on March 31, 2009.  The prior quarterly dividend rate was $0.19 per share.  The dividend rate was reduced in order to conserve capital in light of the current economic conditions.

•
On January 9, 2009, we completed the sale of $65 million of preferred stock to the U.S. Treasury Department under the Treasury’s Capital Purchase Program.   The preferred stock issued to the Treasury will pay a dividend of 5% for the first five years and 9% thereafter.  As part of the program, the Treasury also received warrants that give the Treasury the option for the next ten years to purchase a total of 616,308 shares of First Bancorp common stock at an exercise price of $15.82.

•	On January 2, 2009, we consolidated our “Primer Banco” branch located in Asheboro with an existing Asheboro First Bank branch located at 1724 North Fayetteville Street.

Index

•	There has been no stock repurchase activity during 2009.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first three months of 2009.  At March 31, 2009, we had approximately 235,000 shares available for repurchase under existing authority from our board of directors.  Generally, we may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrant, subject to compliance with applicable regulations.  However, as a result of our participation in the Capital Purchase Program, we are prohibited from buying back stock without the permission of the Treasury until the preferred stock is redeemed.

See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Index

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings.  Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities.  It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations.  Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates.  Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin).  Over the past five calendar years, our net interest margin has ranged from a low of 3.74% (realized in 2008) to a high of 4.33% (realized in 2005).  During that five year period, the prime rate of interest ranged from a low of 3.25% (which was the rate at March 31, 2009) to a high of 8.25%.  Our net interest margin for the three-month period ended March 31, 2009 was 3.68%.

Using stated maturities for all instruments except mortgage-backed securities (which are allocated to the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at March 31, 2009, we had $629 million more in interest-bearing liabilities than earning assets that are subject to interest rate changes within one year.  This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment.  However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions.  Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products.  For example, included in interest-bearing liabilities subject to interest rate changes within one year at March 31, 2009 were deposits totaling $720 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management.  These types of deposits historically have not repriced with or in the same proportion as general market indicators.

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

       From September 2007 to December 2008, in response to the declining economy, the Federal Reserve continually reduced interest rates with rate decreases totaling 500 basis points and reaching historic lows.  As noted above, our net interest margin is negatively impacted, at least in the short-term, by reductions in interest rates.  In addition to the initial normal decline in net interest margin that we experience when interest rates are reduced (as discussed above), the cumulative impact of the magnitude of 500 basis points in interest rate cuts is expected to amplify and lengthen the negative impact on our net interest margin in 2009 and possibly beyond.  This is primarily due to our inability to cut a large portion of our interest-bearing deposits by any significant amount due to their already near-zero interest rate.  Also, for many of our deposit products, including time deposits that have recently matured, we have been unable to lower the interest rates we pay our customers by the full 500 basis point

Index

interest rate decrease due to competitive pressures.  The impact of the declining rate environment was mitigated by an initiative we began in late 2007 to add interest rate floors to our adjustable rate loans.  At December 31, 2009, adjustable rate loans totaling $411 million had reached their contractual floors and no longer subjected us to risk in the event of further rate cuts.  As a result of the combination of these factors, our net interest margin declined during the first quarter of 2009 to 3.68%, an 11 basis point decrease from the 3.79% margin realized in the comparable period of 2008.     Our net interest margin of 3.68% recorded for the first quarter of 2009 was only two basis points less than the net interest margin of 3.70% recorded for the fourth quarter of 2008.  Assuming a flat interest rate environment for the remainder of 2009, we expect our net interest margin to gradually increase as we renew maturing time deposits at lower interest rates.

In addition to the impact of the interest rate environment discussed above, our net interest margin has also negatively impacted by having a lower proportion of our funding coming from non-interest bearing deposit accounts.  Non-interest bearing deposits represented 9.9% of our total funding at March 31, 2009 compared to 11.2% at March 31, 2008.

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

Index

Part II.  Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2009 to January 31, 2009	–	–	–	234,667
February 1, 2009 to February 28, 2009	–	–	–	234,667
March 1, 2009 to March 31, 2009	–	–	–	234,667
Total	–	–	–	234,667	(2)

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

(2)
The table above does not include shares that were used by option holders to satisfy the exercise price of the call options we issued to our employees and directors pursuant to our stock option plans.  In January 2009, 29,270 shares of our common stock, with a market price of $18.35 per share, were used to satisfy an exercise of options.

Item 6 - Exhibits

The following exhibits are filed with this report or, as noted, are incorporated by reference.  Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

3.a.
Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference.

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

4.b	Form of Certificate for Series A Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and is incorporated herein by reference.

4.c	Warrant for Purchase of Shares of Common Stock was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and is incorporated herein by reference.

10.a
Letter Agreement, dated January 9, 2009, including Securities Purchase Agreement—Standard Terms, between First Bancorp and the United States Department of the Treasury, is incorporated herein by reference to the Company’s Form 8-K Current Report filed on January 13, 2009.

10.b	Form of Waiver by Senior Officers (TARP Capital Purchase Program) is incorporated herein by reference to the Company’s Form 8-K Current Report filed on January 13, 2009.

Index

10.c	Form of Letter Agreement by Senior Officers (TARP Capital Purchase Program) is incorporated herein by reference to the Company’s Form 8-K Current Report filed on January 13, 2009.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Share Dividends.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

May 8, 2009	BY: /s/ Jerry L. Ocheltree
Jerry L. Ocheltree
President
(Principal Executive Officer),
Treasurer and Director

May 8, 2009	BY: /s/ Anna G. Hollers
Anna G. Hollers
Executive Vice President,
Secretary
and Chief Operating Officer

May 8, 2009	BY: /s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer