Form 10-Q
period 2009-06-30
FIRST BANCORP /NC/
filed 2009-08-10
CIK 811589

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
______________________
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

The number of shares of the registrant's Common Stock outstanding on July 31, 2009 was 16,664,334.

INDEX
FIRST BANCORP AND SUBSIDIARIES

Index

Part I.  Financial Information
Item 1 - Financial Statements
First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands-unaudited)	June 30, 2009	December 31, 2008 (audited)	June 30, 2008

ASSETS
Cash & due from banks, noninterest-bearing	$47,761	88,015	32,255
Due from banks, interest-bearing	151,520	105,191	101,700
Federal funds sold	25,710	31,574	21,900
Total cash and cash equivalents	224,991	224,780	155,855

Securities available for sale (costs of $190,502, $170,920, and $158,200)	189,590	171,193	156,626

Securities held to maturity (fair values of $24,374, $15,811, and $15,218)	24,408	15,990	15,376

Presold mortgages in process of settlement	8,993	423	2,394

Loans – non-covered	2,174,422	2,211,315	2,166,840
Loans – covered by FDIC loss share agreement	527,361	−	−
Total loans	2,701,783	2,211,315	2,166,840
Less: Allowance for loan losses	(33,185)	(29,256)	(26,061)
Net loans	2,668,598	2,182,059	2,140,779

Premises and equipment	52,362	52,259	50,607
Accrued interest receivable	15,154	12,653	12,396
FDIC loss share receivable	241,369	−	−
Goodwill	65,835	65,835	65,835
Other intangible assets	5,547	1,945	2,160
Other	20,864	23,430	19,328
Total assets	$3,517,711	2,750,567	2,621,356

LIABILITIES
Deposits: Demand - noninterest-bearing	$271,669	229,478	240,206
NOW accounts	271,991	198,775	200,355
Money market accounts	449,007	340,739	327,825
Savings accounts	145,194	125,240	136,229
Time deposits of $100,000 or more	844,626	592,192	525,241
Other time deposits	892,679	588,367	586,621
Total deposits	2,875,166	2,074,791	2,016,477
Securities sold under agreements to repurchase	62,309	61,140	41,110
Borrowings	230,099	367,275	326,006
Accrued interest payable	4,001	5,077	5,419
Other liabilities	24,503	22,416	15,667
Total liabilities	3,196,078	2,530,699	2,404,679

Commitments and contingencies	−	−	−

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares Issued and outstanding: 65,000 shares at June 30, 2009	65,000	−	−
Discount on preferred stock	(4,190)	−	−
Common stock, no par value per share. Authorized 20,000,000 shares Issued and outstanding: 16,655,577, 16,573,826, and 16,488,201 shares	97,409	96,072	94,858
Common stock warrants	4,592	−	−
Retained earnings	167,424	131,952	127,042
Accumulated other comprehensive income (loss)	(8,602)	(8,156)	(5,223)
Total shareholders’ equity	321,633	219,868	216,677
Total liabilities and shareholders’ equity	$3,517,711	2,750,567	2,621,356

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share data-unaudited)	2009	2008	2009	2008

INTEREST INCOME
Interest and fees on loans	$33,640	34,814	66,192	68,753
Interest on investment securities:
Taxable interest income	1,682	1,882	3,462	3,639
Tax-exempt interest income	192	161	344	329
Other, principally overnight investments	66	276	105	719
Total interest income	35,580	37,133	70,103	73,440

INTEREST EXPENSE
Savings, NOW and money market	1,986	2,424	4,121	4,750
Time deposits of $100,000 or more	4,769	5,523	9,565	11,298
Other time deposits	4,469	5,863	8,963	12,162
Other, primarily borrowings	913	1,822	1,901	3,965
Total interest expense	12,137	15,632	24,550	32,175

Net interest income	23,443	21,501	45,553	41,265
Provision for loan losses	3,926	2,059	8,411	3,592

Net interest income after provision for loan losses	19,517	19,442	37,142	37,673

NONINTEREST INCOME
Service charges on deposit accounts	3,250	3,462	6,224	6,538
Other service charges, commissions and fees	1,205	1,068	2,326	2,255
Fees from presold mortgages	293	260	452	458
Commissions from sales of insurance and financial products	337	356	831	755
Data processing fees	36	48	65	98
Gain from acquisition	53,830	−	53,830	−
Securities gains (losses)	(56)	(16)	(119)	(16)
Other gains (losses)	(183)	(28)	(151)	257
Total noninterest income	58,712	5,150	63,458	10,345

NONINTEREST EXPENSES
Salaries	6,646	7,124	13,113	13,843
Employee benefits	2,906	2,005	5,265	3,840
Total personnel expense	9,552	9,129	18,378	17,683
Net occupancy expense	1,125	1,043	2,213	2,011
Equipment related expenses	985	1,021	1,966	2,040
Intangibles amortization	98	123	196	202
Acquisition expenses	792	−	792	−
Other operating expenses	6,651	4,841	11,595	8,812
Total noninterest expenses	19,203	16,157	35,140	30,748

Income before income taxes	59,026	8,435	65,460	17,270
Income taxes	23,008	3,157	25,361	6,463

Net income	36,018	5,278	40,099	10,807

Preferred stock dividends and accretion	1,022	−	1,963	−

Net income available to common shareholders	$34,996	5,278	38,136	10,807

Earnings per common share:
Basic	$2.10	0.32	2.29	0.70
Diluted	2.10	0.32	2.29	0.70

Dividends declared per common share	$0.08	0.19	0.16	0.38

Weighted average common shares outstanding:
Basic	16,636,769	16,470,975	16,622,697	15,425,787
Diluted	16,672,989	16,535,358	16,658,917	15,497,429

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands-unaudited)	2009	2008	2009	2008

Net income	$36,018	5,278	40,099	10,807
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	2,335	(3,206)	(1,304)	(1,676)
Tax benefit (expense)	(911)	1,250	509	654
Reclassification to realized (gains) losses	56	16	119	16
Tax expense (benefit)	(22)	(6)	(46)	(6)
Postretirement Plans:
Amortization of unrecognized net actuarial loss	205	93	410	186
Tax expense	(65)	(36)	(145)	(73)
Amortization of prior service cost and transition obligation	9	9	18	18
Tax expense	(3)	(4)	(7)	(8)
Other comprehensive income (loss)	1,604	(1,884)	(446)	(889)
Comprehensive income	$37,622	3,394	39,653	9,918

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In thousands, except per share - unaudited)	Preferred Stock	Preferred Stock Discount	Common Stock		Common Stock Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
			Shares	Amount

Balances, January 1, 2008			14,378	$56,302		122,102	(4,334)	174,070

Net income						10,807		10,807
Cash dividends declared ($0.38 per common share)						(5,867)		(5,867)
Common stock issued under stock option plans			28	376				376
Common stock issued into dividend reinvestment plan			23	415				415
Common stock issued in acquisition			2,059	37,592				37,592
Tax benefit realized from exercise of nonqualified stock options				28				28
Stock-based compensation			─	145				145
Other comprehensive income							(889)	(889)

Balances, June 30, 2008	─	─	16,488	$94,858	─	127,042	(5,223)	216,677

Balances, January 1, 2009	$ ─	─	16,574	$96,072	─	131,952	(8,156)	219,868

Net income						40,099		40,099
Preferred stock issued	65,000	(4,592)						60,408
Common stock warrants issued					4,592			4,592
Common stock issued under stock option plans			33	303				303
Common stock issued into dividend reinvestment plan			49	650				650
Cash dividends declared ($0.16 per common share)						(2,664)		(2,664)
Preferred dividends accrued						(1,561)		(1,561)
Accretion of preferred stock discount		402				(402)		─
Tax benefit realized from exercise of nonqualified stock options				73				73
Stock-based compensation				311				311
Other comprehensive income							(446)	(446)

Balances, June 30, 2009	$65,000	(4,190)	16,656	$97,409	4,592	167,424	(8,602)	321,633

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
($ in thousands-unaudited)	2009	2008
Cash Flows From Operating Activities
Net income	$40,099	10,807
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	8,411	3,592
Net security premium amortization (discount accretion)	408	(134)
Net purchase accounting adjustments - discount accretion	(334)	(366)
Loss on sale of securities available for sale	119	16
Other gains, primarily the acquisition gain	(53,679)	(257)
Increase in net deferred loan costs	(121)	(87)
Depreciation of premises and equipment	1,753	1,724
Stock-based compensation expense	311	145
Amortization of intangible assets	196	202
Deferred income tax expense (benefit)	15,616	(733)
Origination of presold mortgages in process of settlement	(36,040)	(35,402)
Proceeds from sales of presold mortgages in process of settlement	30,719	34,675
Decrease in accrued interest receivable	725	1,546
Decrease in other assets	1,489	1,181
Decrease in accrued interest payable	(2,759)	(894)
Increase (decrease) in other liabilities	3,387	(1,705)
Net cash provided by operating activities	10,300	14,310

Cash Flows From Investing Activities
Purchases of securities available for sale	(63,514)	(85,996)
Purchases of securities held to maturity	(9,720)	(545)
Proceeds from maturities/issuer calls of securities available for sale	83,471	77,459
Proceeds from maturities/issuer calls of securities held to maturity	1,270	2,157
Proceeds from sales of securities available for sale	−	499
Net decrease (increase) in loans	32,663	(91,581)
Proceeds from sales of foreclosed real estate	1,992	1,857
Purchases of premises and equipment	(1,631)	(1,987)
Net cash received in acquisition	91,696	2,461
Net cash provided (used) by investing activities	136,227	(95,676)

Cash Flows From Financing Activities
Net increase in deposits and repurchase agreements	89,683	32,203
Proceeds from (repayments of) borrowings, net	(296,409)	43,064
Cash dividends paid	(5,616)	(5,465)
Proceeds from issuance of preferred stock and common stock warrants	65,000	−
Proceeds from issuance of common stock	953	791
Tax benefit from exercise of nonqualified stock options	73	28
Net cash provided (used) by financing activities	(146,316)	70,621

Increase (decrease) in cash and cash equivalents	211	(10,745)
Cash and cash equivalents, beginning of period	224,780	166,600

Cash and cash equivalents, end of period	$224,991	155,855

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$27,309	32,766
Income taxes	6,136	7,231
Non-cash transactions:
Unrealized loss on securities available for sale, net of taxes	(723)	(1,174)
Foreclosed loans transferred to other real estate	3,193	1,683

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended June 30, 2009 and 2008

Note 1 – Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2009 and 2008 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 2009 and 2008.  All such adjustments were of a normal, recurring nature.  Reference is made to the 2008 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.  The Company has evaluated all subsequent events through August 10, 2009, the date the financial statements were issued.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (Statement 141(R)) which replaces Statement 141, “Business Combinations.”  Statement 141(R) retains the fundamental requirement in Statement 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination.  Statement 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control.  Statement 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values.  This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense.  The Company adopted this statement on January 1, 2009 and applied its provisions to the assets acquired and liabilities assumed related to Cooperative Bank – see Note 4 for additional discussion.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after

Index

December 15, 2008 and interim periods within those fiscal years, and early adoption was prohibited.  Accordingly, FSP 142-3 became effective for the Company on January 1, 2009.  The adoption of FSP 142-3 did not have a material impact on the Company’s financial position, results of operations or cash flows.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed in the following three paragraphs below.  Each of the positions became effective as of and for the periods ended June 30, 2009.

     FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired as losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to OTTI impairments of equity securities.  Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).  Other than the required disclosures that are presented in Note 7, the adoption of this position did not impact the Company, but its provisions could impact the Company in future periods.

     FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity’s intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.  The Company applied the provisions of this position in determining the fair market value of loans assumed in the Cooperative Bank acquisition – see Note 4 for additional discussion.

     FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods.  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market, it is considered a publicly traded company for this purpose.  The Company has presented the fair value disclosures required by this position in Note 13.

In May 2009, the FASB issued Statement No. 165 “Subsequent Events.”  The statement sets forth guidance concerning the recognition or disclosure of events or transactions that occur subsequent to the balance sheet date but prior to the release of the financial statements.  The statement also defines “available to be issued” financial statements as financial statements that have received all the required approvals from management and other constituents.  The statement sets forth that management of a public company must evaluate subsequent events for recognition and/or disclosure through the date of issuance, whereas private companies need only evaluate subsequent events through the date the financial statements became available to be issued.  The statement also delineates between and defines the recognition and disclosure requirements for Recognized Subsequent Events and Non-Recognized Subsequent Events.  Recognized Subsequent Events provide additional evidence about conditions

Index

that existed as of the balance sheet date and will be recognized in the entity’s financial statements.  Non-Recognized Subsequent Events provide evidence about conditions that did not exist as of the balance sheet date and if material will warrant disclosure of the nature of the subsequent event and the financial impact.  Statement No. 165 requires disclosure of the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or available to be issued.  This statement is effective for interim and annual reporting periods ending after June 15, 2009, and the Company has made the required disclosures in Note 1.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued Statement No. 166, “Accounting for the Transfer of Financial Assets and Amendment of FASB Statement No. 140 Instruments.” Under FASB’s Codification at ASC 105-10-65-1-d, SFAS No. 166 will remain authoritative until integrated into the FASB Codification.  The statement removes the concept of a special purpose entity (SPE) from Statement 140 and removes the exception of applying FASB Interpretation 46 “Variable Interest Entities,” to Variable Interest Entities that are SPEs.  It limits the circumstances in which a transferor derecognizes a financial asset.  The statement amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting.   The statement is effective for all interim and annual periods beginning after November 15, 2009.  The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest give it a controlling financial interest in the variable interest entity.  The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

On July 1, 2009, the FASB’s Generally Accepted Accounting Principles (GAAP) Codification became effective as the sole authoritative source of US GAAP.  This codification was issued under FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  This Codification reorganizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic.  Existing GAAP prior to the Codification was not altered in compilation of the GAAP Codification.  The GAAP Codification encompasses all FASB Statements of Financial Accounting Standards, Emerging Issues Task Force statements, FASB Staff Positions, FASB Interpretations, FASB Derivative Implementation Guides, American Institute of Certified Public Accountants Statement of Positions, Accounting Principles Board Opinions and Accounting Research Bulletins along with the remaining body of GAAP effective as of June 30, 2009.  Financial Statements issued for all interim and annual periods ending after September 15, 2009 will need to reference accounting guidance embodied in the Codification as opposed to referencing the prior authoritative pronouncements.  Accounting literature included in the codification is referenced by Topic, Subtopic, Section and Paragraph.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Reclassifications

Certain amounts reported in the period ended June 30, 2008 have been reclassified to conform to the presentation for June 30, 2009.  These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Index

Note 4 – Acquisition of Cooperative Bank

On June 19, 2009, the Company announced that First Bank, its banking subsidiary, had entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (FDIC), as receiver for Cooperative Bank (sometimes referred to as “Cooperative”), Wilmington, North Carolina.  Earlier that day, the North Carolina Commissioner of Banks issued an order requiring the closure of Cooperative Bank and appointing the FDIC as receiver.  According to the terms of the agreement, First Bank acquired all deposits (except certain brokered deposits) and borrowings, and substantially all of the assets of Cooperative Bank and its subsidiary, Lumina Mortgage.  All deposits were assumed by First Bank with no losses to any depositor.

Cooperative Bank operated through twenty-one branches in North Carolina and three branches in South Carolina with assets totaling approximately $959 million and approximately 200 employees.

The loans and foreclosed real estate purchased are covered by two loss share agreements between the FDIC and First Bank, which affords First Bank significant loss protection.  Under the loss share agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $303 million and 95% of losses in excess of that amount.  The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction.  New loans made after that date are not covered by the shared-loss agreements.

First Bank received a $123 million discount on the assets acquired and paid no deposit premium.  The acquisition was accounted for under the purchase method of accounting in accordance with Statement 141(R).  The statement of net assets acquired as of June 19, 2009 and the resulting gain are presented in the following table.  The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value.  Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values becomes available.  The Company has recorded an estimated receivable from the FDIC in the amount of $241.4 million, which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Company.

An acquisition gain totaling $53.8 million resulted from the acquisition and is included as a component of noninterest income on the statement of income.  The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed.

Index

($ in thousands)	As Recorded by Cooperative Bank	Fair Value Adjustments		As Recorded by First Bancorp
Assets
Cash and cash equivalents	$66,096	–		66,096
Securities	40,189	–		40,189
Presold mortgages	3,249	–		3,249
Loans	828,958	(298,175)	(a)	530,783
Core deposit intangible	−	3,798	(b)	3,798
FDIC loss share receivable	−	241,369	(c)	241,369
Foreclosed properties	15,993	(3,534)	(d)	12,459
Other assets	4,178	(137)	(e)	4,041
Total	958,663	(56,679)		901,984

Liabilities
Deposits	$706,139	5,922	(f)	712,061
Borrowings	153,056	6,409	(g)	159,465
Other	2,227	160	(e)	2,387
Total	861,422	12,491		873,913

Excess of assets received over liabilities	97,241	(69,170)		28,071
Less: Asset discount	(123,000)
Cash received from FDIC at closing	25,759			25,759

Total gain recorded				$53,830

Explanation of Fair Value Adjustments
(a)	This estimated adjustment is necessary as of the acquisition date to write down Cooperative’s book value of loans to the estimated fair value as a result of future expected loan losses.

(b)
This fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm.  This amount was recorded by the Company as an identifiable intangible asset and will be amortized as an expense on a straight-line basis over the average life of the core deposit base, which is estimated to be 8 years.

(c)	This adjustment is the estimated fair value of the amount that the Company will receive from the FDIC under its loss sharing agreements as a result of future loan losses.

(d)	This is the estimated adjustment necessary to write down Cooperative’s book value of foreclosed real estate properties to their estimated fair value as of the acquisition date.

(e)	This is immaterial adjustments made to acquired assets and assumed liabilities to reflect fair value.

(f)
This fair value adjustment was recorded because the weighted average interest rate of Cooperative’s time deposits exceeded the cost of similar wholesale funding at the time of the acquisition.  This amount will be amortized to reduce interest expense on a declining basis over the average life of the portfolio of approximately 15 months.

(g)
This fair value adjustment was recorded because the interest rates of Cooperative’s fixed rate borrowings exceeded current interest rates on similar borrowings.  This amount was realized shortly after the

Index

acquisition by prepaying the borrowings at a premium and thus there will be no future amortization related to this adjustment.

The operating results of First Bancorp for the period ended June 30, 2009 include the operating results of the acquired assets and assumed liabilities for the 11 days subsequent to the acquisition date of June 19, 2009 and were not material to the three or six month periods ended June 30, 2009.  Due primarily to the significant amount of fair value adjustments and the FDIC loss sharing agreements now in place, historical results of Cooperative are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

Note 5 – Equity-Based Compensation Plans

     At June 30, 2009, the Company had the following equity-based compensation plans:  the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, the First Bancorp 1994 Stock Option Plan, and three plans that were assumed from acquired entities.  The Company’s shareholders approved all equity-based compensation plans, except for those assumed from acquired companies.  The First Bancorp 2007 Equity Plan became effective upon the approval of shareholders on May 2, 2007.  As of June 30, 2009, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

The First Bancorp 2007 Equity Plan and its predecessor plans, the First Bancorp 2004 Stock Option Plan and the First Bancorp 1994 Stock Option Plan (“Predecessor Plans”), are intended to serve as a means of attracting, retaining and motivating key employees and directors and to associate the interests of the plans’ participants with those of the Company and its shareholders.  The Predecessor Plans only provided for the ability to grant stock options, whereas the First Bancorp 2007 Equity Plan, in addition to providing for grants of stock options, also allows for grants of other types of equity-based compensation including stock appreciation rights, restricted stock, restricted performance stock, unrestricted stock, and performance units.  Since the First Bancorp 2007 Equity Plan became effective on May 2, 2007, the Company has granted the following stock-based compensation:  1) the grant of 2,250 stock options to each of the Company’s non-employee directors on June 1, 2007, 2008, and 2009, 2) the grant of 5,000 incentive stock options to an executive officer on April 1, 2008 in connection with a corporate acquisition, and 3) the grant of 262,599 stock options and 81,337 performance units to 19 senior officers on June 17, 2008.  Each performance unit represents the right to acquire one share of the Company’s common stock upon satisfaction of the vesting conditions.

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

The June 17, 2008 grant of a combination of performance units and stock options has both performance conditions (earnings per share, or EPS, targets) and service conditions that must be met in order to vest.  The 262,599 stock options and 81,337 performance units represent the maximum amount of options and performance units that could vest if the Company were to achieve specified maximum goals for earnings per share during the three annual performance periods ending on December 31, 2008, 2009, and 2010.  Up to one-third of the total number of options and performance units granted will vest annually as of December 31 of each year beginning in 2010, if (1) the Company achieves specific EPS goals during the corresponding performance period and (2) the executive or key employee continues employment for a period of two years beyond the corresponding performance period.  Compensation expense for this grant will be recorded over the various service periods based on the estimated number of options and performance units that are probable to vest.  If the awards do not vest, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.  The Company did not achieve the minimum earnings per share performance goal for 2008, and thus one-third of the above grant has been permanently forfeited.  During June 2009, as a result of the significant gain realized related to the Cooperative Bank acquisition (see Note 4), the Company determined that it was probable that the EPS goal for

Index

2009 would be met.  Accordingly, the Company recorded compensation expense of $149,000 in June 2009 and expects to record compensation expense of approximately $75,000 on a quarterly basis through the vesting period of December 31, 2011.  The Company does not believe that the EPS goals for 2010 will be met, and thus no compensation expense has been recorded related to that performance period.

Under the terms of the Predecessor Plans and the 2007 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years.  The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).

At June 30, 2009, there were 774,245 options outstanding related to the three First Bancorp plans with exercise prices ranging from $9.75 to $22.12.  At June 30, 2009, there were 864,941 shares remaining available for grant under the 2007 Equity Plan.  The Company also has three stock option plans as a result of assuming plans of acquired companies.  At June 30, 2009, there were 17,690 stock options outstanding in connection with these plans, with option prices ranging from $10.66 to $15.22.

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

The Company’s only option grants for the six months ended June 30, 2009 were grants of 27,000 options to non-employee directors on June 1, 2009 (2,250 options per director).  The per share weighted-average fair value of these was $6.06 on the date of the grant using the following assumptions:

Six months ended June 30, 2009
Expected dividend yield	2.23%
Risk-free interest rate	3.28%
Expected life	7 years
Expected volatility	46.32%

During the six months ended June 30, 2008, the Company made the following grants - 1) 5,000 incentive stock options to a key employee on April 1, 2008, 2) 29,250 stock options to non-employee directors on June 1, 2008 (2,250 options per director), and 4) 262,599 stock options and 81,338 performance units to 19 executive officers and certain key employees on June 17, 2008.  The per share weighted-average fair value for the stock option grants listed above was $5.09 on the date of the grant using the following weighted average assumptions:

Six months ended June 30, 2008
Expected dividend yield	4.58%
Risk-free interest rate	4.17%
Expected life	9.7 years
Expected volatility	34.65%

 For the three month periods ended June 30, 2009 and 2008, the Company recorded stock-based compensation expense of $311,000 and $142,000, respectively.  For the six month periods ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense of $311,000 and $145,000, respectively.  Of the $311,000 in expense that was recorded in the three and six month periods ended June 30, 2009, approximately $149,000

Index

related to the June 17, 2008 grants to 19 officers and is classified as “personnel expense” on the Consolidated Statements of Income, while $162,000 relates to the June 1, 2009 director grants and is classified as “other operating expenses.”  Substantially all of the expense recorded in the three and six month periods ended June 30, 2008 relates to the June 1, 2008 director grants and is classified as “other operating expenses.”  Stock-based compensation expense is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows.  The Company recognized income tax benefits in the income statement related to stock-based compensation of $121,000 and $53,000 for the three month periods ended June 30, 2009 and 2008, respectively.  The Company recognized income tax benefits in the income statement related to stock-based compensation in the same amounts of $121,000 and $56,000 for the six month periods ended June 30, 2009 and 2008, respectively

At June 30, 2009, the Company had $31,000 of unrecognized compensation costs related to unvested stock options that have vesting requirements based solely on service conditions.  The cost is expected to be amortized over a weighted-average life of 3.2 years, with $9,000 being expensed in each of 2009 and 2010, $6,000 being expensed in each of 2011 and 2012, and $1,000 being expensed in 2013.  At June 30, 2009, the Company had $1.6 million in unrecognized compensation expense associated with the June 17, 2008 award grant that has both performance conditions and service conditions.  Based on the performance conditions, the Company believes that only $747,000 of this amount will ultimately vest, with approximately $150,000 to be recognized as expense in the second half of 2009 and approximately $300,000 to be recorded as expense in each of 2010 and 2011.

As noted above, certain of the Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period.  As provided for under Statement 123(R), the Company has elected to recognize compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award.  Statement 123(R) requires companies to recognize compensation expense based on the estimated number of stock options and awards that will ultimately vest.  Over the past five years, there have been only minimal amounts of forfeitures and expirations, and therefore the Company assumes that all options granted without performance conditions will become vested.

The following table presents information regarding the activity for the first six months of 2009 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at December 31, 2008	828,876	17.21

Granted	27,000	14.35
Exercised	(63,941)	13.53		$194,399
Forfeited	–	–
Expired	–	–

Outstanding at June 30, 2009	791,935	$17.41	5.3	$0

Exercisable at June 30, 2009	611,851	$17.63	4.3	$0

The Company received $303,000 and $376,000 as a result of stock option exercises during the six months ended June 30, 2009 and 2008, respectively.  The Company recorded $73,000 and $28,000 in associated tax benefits from the exercise of nonqualified stock options during the six months ended June 30, 2009 and 2008, respectively.

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

	Nonvested Performance Units
Six months ended June 30, 2009	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at the beginning of the period	54,225	$16.53
Granted during the period	–	–
Vested during the period	–	–
Forfeited or expired during the period	–	–
Nonvested at the end of the period	54,225	$16.53

Note 6 – Earnings Per Common Share

Basic earnings per common share were computed by dividing net income available to common shareholders by the weighted average common shares outstanding.  Diluted earnings per common share includes the potentially dilutive effects of the Company’s equity plan.  The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per common share:

	For the Three Months Ended June 30,
	2009			2008
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$34,996	16,636,769	$2.10	$5,278	16,470,975	$0.32

Effect of Dilutive Securities	-	36,220		-	64,383

Diluted EPS per common share	$34,996	16,672,989	$2.10	$5,278	16,535,358	$0.32

	For the Six Months Ended June 30,
	2009			2008
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$38,136	16,622,697	$2.29	$10,807	15,425,787	$0.70

Effect of Dilutive Securities	-	36,220		-	71,642

Diluted EPS per common share	$38,136	16,658,917	$2.29	$10,807	15,497,429	$0.70

Index

For both the three and six month periods ended June 30, 2009, there were 731,018 options that were antidilutive because the exercise price exceeded the average market price for the period.  For both the three and six month periods ended June 30, 2008, there were 265,730 options that were antidilutive because the exercise price exceeded the average market price for the period.  Antidilutive options have been omitted from the calculation of diluted earnings per share for the respective periods.

Note 7.  Securities

The book values and approximate fair values of investment securities at June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009				December 31, 2008
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
(In thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$62,394	63,110	731	(15)	88,951	90,424	1,473	─
Mortgage-backed securities	95,676	96,460	1,072	(288)	46,340	46,962	779	(157)
Corporate bonds	15,778	13,057	─	(2,721)	18,885	16,848	380	(2,417)
Equity securities	16,654	16,963	335	(26)	16,744	16,959	280	(65)
Total available for sale	$190,502	189,590	2,138	(3,050)	170,920	171,193	2,912	(2,639)

Securities held to maturity:
State and local governments	$24,386	24,352	164	(198)	15,967	15,788	109	(288)
Other	22	22	─	─	23	23	─	─
Total held to maturity	$24,408	24,374	164	(198)	15,990	15,811	109	(288)

Included in mortgage-backed securities at June 30, 2009 were collateralized mortgage obligations with an amortized cost of $5,415,000 and a fair value of $5,461,000.  Included in mortgage-backed securities at December 31, 2008 were collateralized mortgage obligations with an amortized cost of $7,853,000 and a fair value of $7,773,000

The Company owned Federal Home Loan Bank stock with a cost and fair value of $16,519,000 at June 30, 2009 and $16,491,000 at December 31, 2008, which is included in equity securities above and serves as part of the collateral for the Company’s line of credit with the Federal Home Loan Bank.  The investment in this stock is a requirement for membership in the Federal Home Loan Bank system.

The following table presents information regarding securities with unrealized losses at June 30, 2009:

(in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$15,159	15	─	─	15,159	15
Mortgage-backed securities	28,678	281	447	7	29,125	288
Corporate bonds	9,169	1,976	3,888	745	13,057	2,721
Equity securities	23	5	30	21	53	26
State and local governments	10,046	165	701	33	10,747	198
Total temporarily impaired securities	$63,075	2,442	5,066	806	68,141	3,248

The following table presents information regarding securities with unrealized losses at December 31, 2008:

Index

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$–	–	–	–	–	–
Mortgage-backed securities	3,468	27	5,430	130	8,898	157
Corporate bonds	8,543	2,165	2,847	252	11,390	2,417
Equity securities	29	14	49	51	78	65
State and local governments	8,737	288	–	–	8,737	288
Total temporarily impaired securities	$20,777	2,494	8,326	433	29,103	2,927

In the above tables, all of the non-equity securities that were in an unrealized loss position at June 30, 2009 and December 31, 2008 are bonds that the Company has determined are in a loss position due to interest rate factors, the overall economic downturn in the financial sector, and the broader economy in general.  The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment.  The Company has the ability and intent to hold these investments until maturity with no accounting loss.  The Company has concluded that each of the equity securities in an unrealized loss position at June 30, 2009 and December 31, 2008 was in such a position due to temporary fluctuations in the market prices of the securities.  The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The aggregate carrying amount of cost-method investments was $16,541,000 and $16,564,000 at June 30, 2009 and December 31, 2008, respectively, which included the Federal Home Loan Bank stock discussed above.  The Company determined that none of its cost-method investments were impaired at either period end.

The book values and approximate fair values of investment securities at June 30, 2009, by contractual maturity, are summarized in the table below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$10,187	10,184	722	733
Due after one year but within five years	52,207	52,926	2,488	2,541
Due after five years but within ten years	2,994	2,780	9,895	9,918
Due after ten years	12,784	10,277	11,303	11,182
Mortgage-backed securities	95,676	96,460	−	−
Total debt securities	173,848	172,627	24,408	24,374

Equity securities	16,654	16,963	−	−
Total securities	$190,502	189,590	24,408	24,374

At June 30, 2009 and December 31, 2008, investment securities with book values of $118,328,000 and $135,285,000, respectively, were pledged as collateral for public and private deposits and securities sold under agreements to repurchase.

There were no securities sales during the six months ended June 30, 2009 and 2008. During the six months ended June 30, 2009 and 2008, the Company recorded losses of $128,000 and $16,000, respectively, related to write-downs of the Company’s equity portfolio.

Index

Note 8 – Loans and Asset Quality Information

As discussed in Note 4 above, on June 19, 2009 the Company acquired substantially all of the assets and liabilities of Cooperative Bank.  The loans and foreclosed real estate that were acquired in this transaction are covered by loss share agreements between the FDIC and First Bank, which afford First Bank significant loss protection.  Under the loss share agreement, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $303 million and 95% of losses that exceed that amount.  Because of the loss protection provided by the FDIC, the risk of the Cooperative Bank loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreements.  Accordingly, the Company presents separately loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreements as “non-covered loans.”

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	June 30, 2009		December 31, 2008		June 30, 2008
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$174,643	8%	190,428	9%	186,720	9%
Real estate – construction, land development & other land loans	437,730	20%	481,849	22%	467,502	22%
Real estate – mortgage – residential (1-4 family) first mortgages	589,956	27%	576,884	26%	552,698	25%
Real estate – mortgage – home equity loans / lines of credit	249,522	12%	249,764	11%	243,835	11%
Real estate – mortgage – commercial and other	634,834	29%	620,444	28%	613,418	28%
Installment loans to individuals	87,381	4%	91,711	4%	102,434	5%
Subtotal	2,174,066	100%	2,211,080	100%	2,166,607	100%
Unamortized net deferred loan costs	356		235		233
Total non-covered loans	$2,174,422		2,211,315		2,166,840

Index

The carrying amount of the covered loans at June 30, 2009 consisted of loans accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3) and loans not subject to SOP 03-3 as detailed in the following table.

	SOP 03-3 Loans		Non SOP 03-3 Loans	Total Covered Loans
Covered loans:

Commercial, financial, and agricultural	$	−	9,808	9,808
Real estate – construction, land development & other land loans		22,860	147,861	170,721
Real estate – mortgage – residential (1-4 family) first mortgages		−	236,774	236,774
Real estate – mortgage – home equity loans / lines of credit		−	26,829	26,829
Real estate – mortgage – commercial and other		3,165	73,878	77,043
Installment loans to individuals		−	6,186	6,186
Total		$26,025	501,336	527,361

The following table presents the Non SOP 03-3 loans receivable at the acquisition date of June 19, 2009.  The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond.

($ in thousands)

Contractual loan principal payments receivable	$738,632
Estimate of contractual principal not expected to be collected	(233,874)
Fair value of Non SOP 03-3 loans receivable	$504,758

The following table presents the SOP 03-3 loans receivable at the acquisition date of June 19, 2009.  The Company has initially applied the cost recovery method to all loans subject to SOP 03-3 at the acquisition date of June 19, 2009 due to the uncertainty as to the timing of expected cash flows as reflected in the following table.

($ in thousands)

Contractually required principal payments receivable	$90,503
Nonaccretable difference	(64,478)
Present value of cash flows expected to be collected	26,025
Accretable difference	−
Fair value of SOP 03-3 loans acquired	$26,025

The following table presents information regarding all loans accounted for under SOP 03-3, which includes the Company’s acquisition of Great Pee Dee Bancorp on April 1, 2008, and the Company’s acquisition of Cooperative Bank on June 19, 2009:

Index

($ in thousands) SOP 03-3 Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
As of April 1, 2008 acquisition date	$7,663	4,695	2,968
Additions due to borrower advances	663	−	663
Change due to payments received	(510)	−	(510)
Change due to legal discharge of debt	(102)	(102)	−
Balance at December 31, 2008	7,714	4,593	3,121
Additions due to borrower advances	–	−	–
Additions due to acquisition of Cooperative Bank	90,503	64,478	26,025
Change due to payments received	–	−	–
Transfer to foreclosed real estate	(23)	−	(23)
Change due to legal discharge of debt	(255)	(100)	(155)
Balance at June 30, 2009	$97,939	68,971	28,968

At June 30, 2009, the outstanding balance of SOP 03-3 loans, which includes principal, interest and fees due, was $100,434,000.  Each of the SOP 03-3 loans is on nonaccrual status and considered to be impaired.  Because of the uncertainty of the expected cash flows, the Company is accounting for each SOP 03-3 loan under the cost recovery method, in which all cash payments are applied to principal.  Thus, there is no accretable yield associated with the above loans.  Since the date of acquisition, there have been no amounts received in excess of the initial carrying amount of any of these impaired loans.

Nonperforming assets are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, and other real estate.  Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	June 30, 2009	Dec. 31, 2008	June 30, 2008

Nonaccrual loans – non-covered	$43,210	26,600	17,588
Nonaccrual loans – covered by FDIC loss share (1)	41,985	-	-
Restructured loans – non-covered	3,995	3,995	3,995
Accruing loans > 90 days past due	-	-	-
Total nonperforming loans	89,190	30,595	21,583
Other real estate – non-covered	6,032	4,832	2,934
Other real estate – covered by FDIC loss share	12,415	−	−
Total nonperforming assets	$107,637	35,427	24,517
Total nonperforming assets – non-covered	$53,237	35,427	24,517
Asset Quality Ratios
Net charge-offs to average non-covered loans - annualized	0.49%	0.38%	0.22%
Non-covered nonperforming loans to non-covered loans	2.17%	1.38%	1.00%
Non-covered nonperforming assets to total assets	1.51%	1.29%	0.94%
Allowance for loan losses to non-covered loans	1.53%	1.32%	1.20%
Allowance for loan losses to non-covered nonperforming loans	70.30%	95.62%	120.75%

(1)  At June 30, 2009, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $122.6 million.

The following table presents information related to impaired loans, as defined by Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.”

Index

($ in thousands)	As of /for the six months ended June 30, 2009	As of /for the twelve months ended December 31, 2008	As of /for the six months ended June 30, 2008

Impaired loans at period end (1)	$54,093	22,146	15,571
Average amount of impaired loans for period	26,386	12,547	7,947
Allowance for loan losses related to impaired loans at period end	4,878	2,869	1,300
Amount of impaired loans with no related allowance at period end (2)	40,168	14,609	9,199

(1)  Effective March 31, 2009, the Company increased the threshold for loans that are exempt from Statement 114 as a result of being part of a smaller-balance homogeneous group of loans that are collectively evaluated for impairment from $100,000 to $250,000.
(2)  Includes $28.9 million in net loans acquired in acquisitions that were written down on their acquisition dates by $69.0 million from a total loan balance of $97.8 million.

At each of the period ends shown in the table above, all of the impaired loans were on nonaccrual status except for a $4.0 million loan that was classified as an impaired loan due to a restructured interest rate, which was on accruing status in accordance with its modified terms.

Note 9 – Deferred Loan Costs

The amount of loans shown on the Consolidated Balance Sheet includes net deferred loan costs of approximately $356,000, $235,000, and $233,000 at June 30, 2009, December 31, 2008, and June 30, 2008, respectively.

Note 10 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of June 30, 2009, December 31, 2008, and June 30, 2008, and the carrying amount of unamortized intangible assets as of those same dates.  The Company recorded a core deposit premium intangible of $3,798,000 in connection with the acquisition of Cooperative Bank, which will be amortized on a straight line basis over the estimated life of the related deposits of eight years.

	June 30, 2009		December 31, 2008		June 30, 2008
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$394	226	394	210	394	195
Core deposit premiums	7,590	2,211	3,792	2,031	3,792	1,831
Total	$7,984	2,437	4,186	2,241	4,186	2,026

Unamortizable intangible assets:
Goodwill	$65,835		65,835		65,835

Amortization expense totaled $98,000 and $123,000 for the three months ended June 30, 2009 and 2008, respectively.  Amortization expense totaled $196,000 and $202,000 for the six months ended June 30, 2009 and 2008, respectively.

The following table presents the estimated amortization expense for each of the five calendar years ending December 31, 2013 and the estimated amount amortizable thereafter.  These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

Index

(Dollars in thousands)	Estimated Amortization Expense
July 1 to Dec. 31, 2009	$435
2010	851
2011	836
2012	824
2013	714
Thereafter	1,887
Total	$5,547

Note 11 – Pension Plans

The Company sponsors two defined benefit pension plans – a qualified retirement plan (the “Pension Plan”), which is generally available to all employees, and a Supplemental Executive Retirement Plan (the “SERP Plan”), which is for the benefit of certain senior management executives of the Company.  During the second quarter of 2009, the Company modified the Pension Plan to prohibit new entrants into the plan.

The Company recorded pension expense totaling $976,000 and $606,000 for the three months ended June 30, 2009 and 2008, respectively, related to the Pension Plan and the SERP Plan.  The following table contains the components of the pension expense.

	For the Three Months Ended June 30,
	2009	2008	2009	2008	2009 Total	2008 Total
($ in thousands)	Pension Plan	Pension Plan	SERP Plan	SERP Plan	Both Plans	Both Plans
Service cost – benefits earned during the period	$439	375	107	109	546	484
Interest cost	337	312	89	70	426	382
Expected return on plan assets	(235)	(362)	─	─	(235)	(362)
Amortization of transition obligation	1	1	─	─	1	1
Amortization of net (gain)/loss	190	76	40	17	230	93
Amortization of prior service cost	3	3	5	5	8	8
Net periodic pension cost	$735	405	241	201	976	606

The Company recorded pension expense totaling $1,873,000 and $1,212,000 for the six months ended June 30, 2009 and 2008, respectively, related to the Pension Plan and the SERP Plan.  The following table contains the components of the pension expense.

	For the Six Months Ended June 30,
	2009	2008	2009	2008	2009 Total	2008 Total
($ in thousands)	Pension Plan	Pension Plan	SERP Plan	SERP Plan	Both Plans	Both Plans
Service cost – benefits earned during the period	$844	750	232	218	1,076	968
Interest cost	680	624	164	140	844	764
Expected return on plan assets	(499)	(724)	─	─	(499)	(724)
Amortization of transition obligation	2	2	─	─	2	2
Amortization of net (gain)/loss	380	152	54	34	434	186
Amortization of prior service cost	6	6	10	10	16	16
Net periodic pension cost	$1,413	810	460	402	1,873	1,212

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

Note 12 – Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income.  Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards.  The components of accumulated other comprehensive income for the Company are as follows:

	June 30, 2009	December 31, 2008	June 30, 2008
Unrealized gain (loss) on securities available for sale	$(912)	273	(1,574)
Deferred tax asset (liability)	356	(106)	614
Net unrealized gain (loss) on securities available for sale	(556)	167	(960)

Additional pension liability	(13,240)	(13,693)	(7,037)
Deferred tax asset	5,194	5,370	2,774
Net additional pension liability	(8,046)	(8,323)	(4,263)

Total accumulated other comprehensive income (loss)	$(8,602)	(8,156)	(5,223)

Note 13 – Fair Value

In accordance with FSP FAS 107-1, the carrying amounts and estimated fair values of financial instruments at June 30, 2009 are as follows:

	June 30, 2009
(In thousands)	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	$47,761	47,761
Due from banks, interest-bearing	151,520	151,520
Federal funds sold	25,710	25,710
Securities available for sale	189,590	189,590
Securities held to maturity	24,408	24,374
Presold mortgages in process of settlement	8,993	8,993
Loans, net of allowance	2,668,598	2,657,812
FDIC loss share receivable	241,369	241,369
Accrued interest receivable	15,154	15,154

Deposits	2,875,166	2,883,136
Securities sold under agreements to repurchase	62,309	62,309
Borrowings	230,099	197,766
Accrued interest payable	4,001	4,001

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

Index

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

FDIC loss share receivable – Fair value was initially determined to be equal to 80% of the fair value of expected losses to be incurred and reimbursed by the FDIC.

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

Index

Level 2:  Quoted prices for similar instrument in active or non-active markets and model-derived valuations in which all significant inputs are observable in active markets.

Level 3:  Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following table summarizes the Company’s assets and liabilities that were measured at fair value at June 30, 2009.

($ in thousands)
	Fair Value at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale	$189,590	315	189,275	—

Nonrecurring
Impaired loans	54,093	—	54,093	—
Other real estate	18,447	—	18,447	—

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

     For the six months ended June 30, 2009, the decrease in the fair value of securities available for sale was $1,304,000 which is included in other comprehensive income (net of tax benefit of $509,000).  For the six months ended June 30, 2008, the decrease in the fair value of securities available for sale was $1,676,000, which is included in other comprehensive income (net of tax benefit of $654,000).

Index

Note 14 – Participation in the U.S. Treasury Capital Purchase Program

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

     The warrant has a 10-year term and was immediately exercisable upon its issuance with an exercise price equal to $15.82 per share.  The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.

     The Company allocated the $65 million in proceeds to the preferred stock and the warrants based on their relative fair values.  To determine the fair value of the preferred stock, the Company used a discounted cash flow model that assumed redemption of the preferred stock at the end of year 5.  The discount rate utilized was 13% and the estimated fair value was determined to be $36.2 million.  The fair value of the warrants was estimated to be $2.8 million using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	4.83%
Risk-free interest rate	2.48%
Expected life	10 years
Expected volatility	35.00%
Weighted average fair value	$4.47

     The aggregate fair value result for both the preferred stock and the common stock warrants was determined to be $39.0 million, with 7% of this aggregate total attributable to the warrants and 93% attributable to the preferred stock.  Therefore, the $65 million issuance was allocated with $60.4 million being assigned to the preferred stock and $4.6 million being assigned to the warrants.

The $4.6 million difference between the $65 million face value of the preferred stock and the $60.4 million allocated to it upon issuance was recorded as a discount on the preferred stock.  The $4.6 million discount is being accreted, using the effective interest method, as a reduction in net income available to common shareholders over a five year period at approximately $0.8 million to $1.0 million per year.

For each of the first two quarters of 2009, the Company has accrued approximately $810,000 in preferred dividend payments and accreted $200,000 of the discount on the preferred stock.  These amounts are deducted from net income in computing “Net income available to common shareholders.”

Index

Item 1A.  Risk Factors

In addition to those risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, we add the following risk factors.

The June 19, 2009 acquisition of all of the deposits (except certain brokered deposits) and borrowings, and substantially all of the assets of Cooperative Bank could adversely affect our financial results and condition if we fail to integrate its operations properly.

The acquisition of Cooperative Bank will require the integration of the businesses of First Bank and Cooperative Bank.  The integration process may result in the loss of key employees, the disruption of ongoing businesses and the loss of customers and their business and deposits. It may also divert management attention and resources from other operations and limit our ability to pursue other acquisitions. There is no assurance that we will realize financial benefits from this acquisition.

The $53.8 million gain we recorded upon the acquisition of Cooperative is a preliminary amount and could be retroactively decreased.

We accounted for the Cooperative acquisition under the purchase method of accounting, recording the acquired assets and liabilities of Cooperative at fair value based on preliminary purchase accounting adjustments.  Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving a significant amount of judgment regarding estimates and assumptions.  Based on the preliminary adjustments made, the fair value of the assets we acquired exceeded the fair value of the liabilities assumed by $53.8 million, which resulted in a gain for our company.  Under purchase accounting, we have until one year after the acquisition to finalize the fair value adjustments, meaning that until then we could materially adjust the preliminary fair value estimates of Cooperative’s assets and liabilities based on new or updated information.  Such adjustments could reduce or eliminate the extent by which the assets acquired exceeded the liabilities assumed and would result in a retroactive decrease to the $53.8 million gain that we recorded as of the acquisition date.

We may incur loan losses related to Cooperative that are materially greater than we originally projected.

Cooperative had a significant amount of deteriorating and nonperforming loans that ultimately led to the closure of the bank.  When we placed our bid with the FDIC to assume the assets and liabilities of Cooperative, we estimated an amount of future loan losses that we believed would occur and factored those expected losses into our bid amount.  Estimating loan losses on an entire portfolio of loans is a difficult process that is dependent on a significant amount of judgment and estimates, especially for loan portfolios like Cooperative’s with a high concentration of deteriorating and nonperforming loans.  If we underestimated the extent of those losses, it will negatively impact us.  Within a one year period, if we discover that we materially understated the loan losses inherent in the loan portfolio as of the acquisition date, it will retroactively reduce or eliminate the $53.8 million gain discussed above.  Beyond the one year period, or if we determine that losses arose after the acquisition date, the additional losses will be reflected as provisions for loan losses.

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

Index

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

Index

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

Fair Value of Acquired Loans

We consider that the determination of the initial fair value of loans acquired in the June 19, 2009, FDIC-assisted transaction and the initial fair value of the related FDIC loss share receivable involve a high degree of judgment and complexity.  The carrying value of the acquired loans and the FDIC loss share receivable reflect management’s best estimate of the amount to be realized on each of these assets.  We determined current fair value accounting estimates of the assumed assets and liabilities in accordance with Statement of Financial Accounting Standards No. 141(R), “Business Combinations.”  However, the amount that we realize on these assets could differ materially from the carrying value reflected in our financial statements, based upon the timing of collections on the acquired loans in future periods.  To the extent the actual values realized for the acquired loans are different from the estimate, the FDIC loss share receivable will generally be impacted in an offsetting manner due to the loss-sharing support from the FDIC.

Current Accounting Matters

See Note 2 to the Consolidated Financial Statements above for information about accounting standards that we have recently adopted.

Index

RESULTS OF OPERATIONS

Overview

Net income available to common shareholders for the second quarter of 2009 was $35.0 million compared to $5.3 million reported in the second quarter of 2008.  Earnings per diluted common share were $2.10 in the second quarter of 2009 compared to $0.32 in the second quarter of 2008.  For the six months ended June 30, 2009, net income available to common shareholders was $38.1 million compared to $10.8 million reported for the comparable period in 2008.  Earnings per diluted common share were $2.29 for the six months ended June 30, 2009 compared to $0.70 for the same six months in 2008.

Several significant factors affect the comparability of 2009 and 2008 results, including the following.

•
In the second quarter of 2009, we realized a $53.8 million gain related to the acquisition of certain assets and liabilities of Cooperative Bank in Wilmington, North Carolina.  This gain resulted from the difference between the purchase price and the acquisition-date fair value of the acquired assets and liabilities.  The after-tax impact of this gain was $32.8 million, or $1.97 per diluted common share.

•
In the second quarter of 2009, we recorded a $1.6 million expense related to a special assessment levied by the FDIC on all banks in order to replenish the FDIC insurance fund.  The after-tax impact of this assessment was $976,000, or $0.06 per diluted common share.

•
In the second quarter of 2009, we recorded acquisition related expenses related to Cooperative Bank of $792,000 consisting primarily of professional fees and severance expenses.  The after-tax impact of these expenses was $483,000, or $0.03 per diluted common share.

•
We have recorded $1.0 million in preferred stock dividends in both the first and second quarters of 2009 related to the January 12, 2009 issuance of preferred stock to the U.S. Treasury.  These amounts have reduced our net income available to common shareholders.

Acquisition of Cooperative Bank

On June 19, 2009, the North Carolina Commissioner of Banks issued an order providing for the closing of Cooperative Bank and appointed the FDIC as receiver.  We were selected by the FDIC to acquire all deposits (except certain brokered deposits) and borrowings, and substantially all of the assets of Cooperative Bank.  Cooperative Bank operated through twenty-one branches in North Carolina and three branches in South Carolina. We assumed all of Cooperative Bank’s deposits with no losses to any depositor.

The following is a summary of the assets acquired and liabilities assumed:

•	$958 million in total assets at book value, which decreased to $928 million after applying purchase accounting fair market value adjustments
•	$829 million in loans at book value, which decreased to $531 million after applying purchase accounting fair market value adjustments
•	$706 million in deposits at book value, which increased to $712 million after applying purchase accounting fair market value adjustments
•	$153 million in borrowings at book value, which increased to $159 million after applying purchase accounting fair market value adjustments

The loans and foreclosed real estate that we purchased are covered by two loss share agreements with the FDIC, which affords us significant loss protection.  Under the loss share agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $303 million and 95% of losses that exceed that amount.  We

Index

have recorded an estimated receivable from the FDIC in the amount of $241.4 million, which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred.

We received a $123 million discount on the assets acquired and paid no deposit premium, which, after applying purchase accounting fair market value adjustments to the acquired assets and assumed deposits, resulted in a gain of $53.8 million.  Also in connection with this transaction, a core deposit intangible of $3.8 million was recorded. The fair value estimates and resulting gain should be considered preliminary and are subject to change for a period of one year as information relative to closing date fair values becomes available.

Our operating results for the period ended June 30, 2009 include the results of the acquired assets and assumed liabilities for the 11 days subsequent to the acquisition date of June 19, 2009.  The acquired loan and deposit balances have not varied materially since June 19, 2009.

Balance Sheet Growth

Excluding the Cooperative acquisition, we experienced a slight decline in loans during 2009.  Internally generated loan balances declined $13 million, or 0.6%, in the second quarter of 2009 and have declined $37 million, or 1.7%, year to date.  Internally generated deposit growth amounted to $24 million, or 1.1%, in the second quarter of 2009, and $88 million, or 4.3%, for the first six months of 2009.

Total assets at June 30, 2009, including the impact of Cooperative, amounted to $3.5 billion, 34.2% higher than a year earlier.  Total loans at June 30, 2009 amounted to $2.7 billion, a 24.7% increase from a year earlier, and total deposits amounted to $2.9 billion at June 30, 2009, a 42.6% increase from a year earlier.

Net Interest Income and Net Interest Margin

Net interest income for the second quarter of 2009 amounted to $23.4 million, a 9.0% increase over the second quarter of 2008.  Net interest income for six months ended June 30, 2009 amounted to $45.6 million, a 10.4% increase over the second quarter of 2008.  The higher net interest income was a result of higher average balances of loans and deposits as our net interest margin for those periods did not vary significantly among those periods.

Our net interest margin (tax-equivalent net interest income divided by average earnings assets) in the second quarter of 2009 was 3.74%, a three basis point increase from the 3.71% margin realized in the second quarter of 2008 and a six basis point increase from the 3.68% margin realized in the first quarter of 2009.  In the second quarter of 2009, for the second consecutive quarter, there were no changes in the interest rates set by the Federal Reserve, and we were able to reprice maturing time deposits at lower levels, which resulted in a higher net interest margin.  During the second quarter of 2009, our average yield on loans increased slightly, amounting to 6.00%, a one basis point increase from the first quarter of 2009, while our average rate paid on interest-bearing liabilities was 2.25%, a 17 basis point decrease from the first quarter of 2009.

Provision for Loan Losses and Asset Quality

The current economic environment has resulted in an increase in our loan losses and nonperforming assets, which has led to significantly higher provisions for loan losses.  Our provision for loan losses amounted to $3,926,000 in the second quarter of 2009 compared to $2,059,000 in the second quarter of 2008.  The provision for loan losses for the six months ended June 30, 2009 was $8,411,000 compared to $3,592,000 recorded in the first half of 2008.

Noninterest Income

Total noninterest income was $58.7 million in the second quarter of 2009 and $63.5 million for the six months ended June 30, 2009.  Total noninterest income for 2009 is not comparable to 2008 because of the previously discussed $53.8 million gain from an acquisition.  Excluding that item, total noninterest income for the second

Index

quarter of 2009 was $4.9 million compared to $5.2 million in the second quarter of 2008, and $9.6 million for the six months ended June 30, 2009 compared to $10.3 million for the comparable period of 2008.  The decreases in 2009 are attributable primarily to lower levels of nonsufficient fund charges as a result of a lower occurrence of overdrawn accounts and higher levels of securities losses and other miscellaneous losses experienced in 2009.

Noninterest Expenses

Noninterest expenses amounted to $19.2 million in the second quarter of 2009, an 18.9% increase over 2008. Noninterest expenses for the six months ended June 30, 2009 amounted to $35.1 million, a 14.3% increase from the $30.7 million recorded in the first six months of 2008.  The increases are primarily due to higher FDIC insurance expense, higher employee insurance costs, higher pension plan costs, and acquisition-related expenses, which were partially offset by lower salaries expense.

Our effective tax rate was approximately 37%-39% for each of the three and six month periods ended June 30, 2009 and 2008.

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets.  Net interest income for the three month period ended June 30, 2009 amounted to $23,443,000, an increase of $1,942,000, or 9.0%, from the $21,501,000 recorded in the second quarter of 2008.  Net interest income on a tax-equivalent basis for the three months ended June 30, 2009 amounted to $23,630,000, an increase of $1,966,000, or 9.1%, from the $21,664,000 recorded in the second quarter of 2008.  We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended June 30,
($ in thousands)	2009	2008
Net interest income, as reported	$23,443	21,501
Tax-equivalent adjustment	187	163
Net interest income, tax-equivalent	$23,630	21,664

Net interest income for the six months ended June 30, 2009 amounted to $45,553,000, an increase of $4,288,000, or 10.4%, from the $41,265,000 recorded in the first six months of 2008.  Net interest income on a taxable equivalent basis for the six months ended June 30, 2009 amounted to $45,903,000, an increase of $4,311,000, or 10.4%, from the $41,592,000 recorded in the first six months of 2008.

	Six Months Ended June,
($ in thousands)	2009	2008
Net interest income, as reported	$45,553	41,265
Tax-equivalent adjustment	350	327
Net interest income, tax-equivalent	$45,903	41,592

There are two primary factors that cause changes in the amount of net interest income we record - 1) growth in loans and deposits, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three and six months ended June 30, 2009, the increases in net interest income over the comparable periods in 2008 were due primarily to growth in loans and deposits, as our net interest margins in 2009 have not varied significantly from the comparable periods in 2008.   Our net interest margin was 3.74% in the second

Index

quarter of 2009 compared to 3.71% in the second quarter of 2008.  For the six months ended June 30, 2009 our net interest margin was 3.71% compared to 3.75% for the six months ended June 30, 2008.

The following tables present net interest income analysis on a tax-equivalent basis for the three and six month periods ended June 30, 2009 and 2008.

	For the Three Months Ended June 30,
	2009			2008
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,249,130	6.00%	$33,640	$2,144,694	6.53%	$34,814
Taxable securities	165,555	4.08%	1,682	148,429	5.10%	1,882
Non-taxable securities (2)	20,407	7.45%	379	16,274	8.01%	324
Short-term investments	101,931	0.26%	66	40,737	2.72%	276
Total interest-earning assets	2,537,023	5.65%	35,767	2,350,134	6.38%	37,296

Cash and due from banks	36,701			41,628
Premises and equipment	52,200			50,198
Other assets	99,290			68,531
Total assets	$2,725,214			$2,510,491

Liabilities
NOW accounts	$228,436	0.29%	$167	$203,140	0.20%	$103
Money market accounts	397,052	1.48%	1,467	313,829	2.23%	1,742
Savings accounts	128,828	1.10%	352	133,925	1.74%	579
Time deposits >$100,000	655,567	2.92%	4,769	538,131	4.13%	5,523
Other time deposits	598,780	2.99%	4,469	602,045	3.92%	5,863
Total interest-bearing deposits	2,008,663	2.24%	11,224	1,791,070	3.10%	13,810
Securities sold under agreements to repurchase	55,046	1.49%	205	40,470	1.74%	175
Borrowings	97,962	2.90%	708	199,957	3.31%	1,647
Total interest-bearing liabilities	2,161,671	2.25%	12,137	2,031,497	3.09%	15,632

Non-interest-bearing deposits	246,711			241,831
Other liabilities	22,939			19,459
Shareholders’ equity	293,893			217,704
Total liabilities and shareholders’ equity	$2,725,214			$2,510,491

Net yield on interest-earning assets and net interest income		3.74%	$23,630		3.71%	$21,664
Interest rate spread		3.40%			3.29%

Average prime rate		3.25%			5.08%

(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2)
Includes tax-equivalent adjustments of $187,000 and $163,000 in 2009 and 2008, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status.  This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Index
	For the Six Months Ended June 30,
	2009			2008
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,225,956	6.00%	$66,192	$2,030,011	6.81%	$68,753
Taxable securities	163,519	4.27%	3,462	139,392	5.25%	3,639
Non-taxable securities (2)	18,058	7.75%	694	16,499	8.00%	656
Short-term investments	87,218	0.24%	105	45,862	3.15%	719
Total interest-earning assets	2,494,751	5.69%	70,453	2,231,764	6.65%	73,767

Cash and due from banks	37,652			40,057
Premises and equipment	52,225			48,074
Other assets	86,424			62,562
Total assets	$2,671,052			$2,382,457

Liabilities
NOW accounts	$213,799	0.24%	$257	$196,579	0.21%	$206
Money market accounts	378,921	1.66%	3,114	292,249	2.46%	3,580
Savings accounts	126,033	1.20%	750	119,251	1.63%	964
Time deposits >$100,000	631,498	3.05%	9,565	515,738	4.41%	11,298
Other time deposits	592,621	3.05%	8,963	586,198	4.17%	12,162
Total interest-bearing deposits	1,942,872	2.35%	22,649	1,710,015	3.32%	28,210
Securities sold under agreements to repurchase	53,039	1.52%	401	39,458	2.35%	462
Borrowings	125,303	2.41%	1,500	179,857	3.92%	3,503
Total interest-bearing liabilities	2,121,214	2.33%	24,550	1,929,330	3.35%	32,175

Non-interest-bearing deposits	238,027			235,554
Other liabilities	23,607			19,422
Shareholders’ equity	288,204			198,151
Total liabilities and shareholders’ equity	$2,671,052			$2,382,457

Net yield on interest-earning assets and net interest income		3.71%	$45,903		3.75%	$41,592
Interest rate spread		3.36%			3.30%

Average prime rate		3.25%			5.65%

(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2)
Includes tax-equivalent adjustments of $350,000 and $327,000 in 2009 and 2008, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status.  This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the second quarter of 2009 were $2.249 billion, which was 4.9% higher than the average loans outstanding for the second quarter of 2008 ($2.145 billion).  Average loans outstanding for the six months ended June 30, 2009 were $2.226 billion, which was 9.7% higher than the average loans outstanding for the six months ended June 30, 2008 ($2.030 billion).

Average total deposits outstanding for the second quarter of 2009 were $2.255 billion, which was 10.9% higher than the average deposits outstanding for the second quarter of 2008 ($2.033 billion).  Average deposits outstanding for the six months ended June 30, 2009 were $2.181 billion, which was 12.1% higher than the average deposits outstanding for the six months ended June 30, 2008 ($1.946 billion).  Generally, we can reinvest funds from deposits at higher yields than the interest rate being paid on those deposits, and therefore increases in deposits typically result in higher amounts of net interest income.

Index

A majority of the increases in average loans and deposits came as a result of acquisitions.  On April 1, 2008, we acquired Great Pee Dee Bancorp, which had $184 million in loans and $148 million in deposits.  On June 19, 2009, we acquired most of the assets and liabilities of Cooperative Bank, including approximately $531 million in loans and $712 million in deposits.  The effect of the higher amounts of average loans and deposits was to increase net interest income in 2009.

As a result of the lower interest rate environment in 2009 compared to 2008, the yields earned on assets and rates paid on liabilities have both declined.  The amount of the decline on interest-earning assets has not varied significantly from the decline in the average rate paid on interest-bearing liabilities.  As derived in the above tables, in the second quarter of 2009, the average yield on interest-earning assets was 5.65%, a 73 basis point decline from the 6.38% yield in the second quarter of 2008, while the average rate on interest bearing liabilities declined by 84 basis points, from 3.09% in the second quarter of 2008 to 2.25% in the second quarter of 2008.  For the six months ended June 30, 2009, the average yield on interest-earning assets was 5.69%, a 96 basis point decline from the 6.65% yield for the same period of 2008, while the average rate on interest bearing liabilities declined by 102 basis points, from 3.35% in 2008 to 2.33% for the first half of 2009.

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

The current economic environment has resulted in an increase in our loan losses and nonperforming assets, which has led to significantly higher provisions for loan losses.  Our provision for loan losses amounted to $3,926,000 in the second quarter of 2009 compared to $2,059,000 in the second quarter of 2008.  The provision for loan losses for the six months ended June 30, 2009 was $8,411,000 compared to $3,592,000 recorded in the first half of 2008.

The increases in the provisions for loan losses are solely attributable to our “non-covered” loan portfolio, which excludes loans assumed from Cooperative that are subject to loss share agreements with the FDIC.  We do not expect to record any significant loan loss provisions in the foreseeable future related to Cooperative’s loan portfolio because these loans were written down to estimated fair market value in connection with the recording of the acquisition.

Our non-covered nonperforming assets were $53.2 million at June 30, 2009 compared to $35.4 million at December 31, 2008 and $24.5 million at June 30, 2008.  Our ratio of annualized net charge-offs to average non-covered loans was 0.49% for the second quarter of 2009 compared to 0.22% in the second quarter of 2008.  Our ratio of annualized net charge-offs to average non-covered loans was 0.41% for the six months ended June 30, 2009 compared to 0.20% for the comparable period of 2008.

Noninterest income was $58.7 million in the second quarter of 2009 and $63.5 million for the six months ended June 30, 2009.  In June 2009, we recorded a gain of $53.8 million related to our acquisition of Cooperative Bank.  This gain resulted from the difference between the purchase price and the acquisition-date fair value of the acquired assets and liabilities.  See Note 4 to the consolidated financial statements for more information on this transaction.  Excluding the acquisition gain, our noninterest income was $4.9 million in the second quarter of 2009 compared to $5.2 million in the second quarter of 2008, and noninterest income for the six months ended June 30, 2009 was $9.6 million compared to $10.3 million for the comparable period in 2008.  The decreases in 2009 are attributable primarily to lower levels of nonsufficient fund charges as a result of a lower occurrence of overdrawn accounts and higher levels of securities losses and other miscellaneous losses experienced in 2009.

Noninterest expenses amounted to $19.2 million in the second quarter of 2009, an 18.9% increase over 2008. Noninterest expenses for the six months ended June 30, 2009 amounted to $35.1 million, a 14.3% increase from the $30.7 million recorded in the first six months of 2008.  The increases are primarily due to higher FDIC insurance expense, higher employee insurance costs, higher pension plan costs, and acquisition-related expenses, which were partially offset by lower salaries expense, as discussed in the following paragraphs.

Index

FDIC insurance expense amounted to $2.4 million in the second quarter of 2009 compared to $245,000 in the second quarter of 2008.  For the six months ended June 30, 2009, FDIC insurance expense amounted to $3.2 million compared to $485,000 for the first six months of 2008.  During the second quarter of 2009, we recorded a $1.6 million charge related to a special assessment levied by the FDIC on all banks.  In addition to that assessment, the amount of recurring FDIC insurance expense has increased significantly in 2009 as a result of the FDIC raising quarterly insurance rates in 2009 in order to replenish its reserves.

Personnel expense amounted to $9.6 million in the second quarter of 2009 compared to $9.1 million in the second quarter of 2008.  For the six months ended June 30, 2009, personnel expense amounted to $18.4 million compared to $17.7 million for the six months ended June 30, 2008.  Our quarterly pension expense has been approximately $300,000 higher in each of the first two quarters of 2009 compared to 2008, primarily as a result of investment losses experienced by the pension plan’s assets in 2008.  In order to manage this expense, we are no longer adding new participants to the plan.  Also negatively impacting personnel expense for the three and six months ended June 30, 2009 was an unfavorable quarter that we experienced related to our employees’ health care costs.  Health care costs were approximately $500,000 higher in the second quarter of 2009 compared to typical recent quarters.  Salaries expense related to new employees assumed in the Cooperative acquisition amounted to $200,000 in the second quarter of 2009.  Partially offsetting these personnel cost increases were decreases in salaries expense of $678,000 and $930,000 for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, as a result of our decision to freeze salaries and suspend our annual incentive plan program due to the economic environment.  Subsequent to June 30, 2009, we have lifted the salary freeze and authorized a limited bonus plan, and thus we expect salaries expense to increase in future quarters by more than the incremental impact of the Cooperative salaries that were added.

In the second quarter of 2009, we recorded acquisition related expenses related to Cooperative Bank of $792,000 consisting primarily of professional fees and severance expenses.  We expect additional severance expenses to be incurred during the remainder of 2009 as we integrate and consolidate the operations of Cooperative.

Our effective tax rate for all periods presented was approximately 38%, and we expect to have that same rate for the foreseeable future.

The Consolidated Statements of Comprehensive Income reflect other comprehensive income of $1.6 million for the three months ended June 30, 2009 and other comprehensive loss of $446,000 for the six months ended June 30, 2009, respectively, compared to other comprehensive losses amounting to $1,884,000 and $889,000 for the comparable periods in 2008, respectively.  The primary component of other comprehensive income/loss for the periods presented was changes in unrealized holding gains/losses of our available for sale securities.  Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase.  Market yields for fixed rate bonds increased throughout 2008 and the first quarter of 2009 as a result of the economic recession, while yields declined in the second quarter of 2009.

Index

FINANCIAL CONDITION

Total assets at June 30, 2009 amounted to $3.52 billion, 34.2% higher than a year earlier.  Total loans at June 30, 2009 amounted to $2.70 billion, a 24.7% increase from a year earlier, and total deposits amounted to $2.88 billion at June 30, 2009, a 42.6% increase from a year earlier.

The following tables present information regarding the nature of our growth for the twelve months ended June 30, 2009 and for the first six months of 2009.

July 1, 2008 to June 30, 2009	Balance at beginning of period	Internal Growth	Growth from Acquisitions	Balance at end of period	Total percentage growth	Percentage growth, excluding acquisitions
	($ in thousands)

Loans	$2,166,840	4,160	530,783	2,701,783	24.7%	0.2%

Deposits - Noninterest bearing	$240,206	(3,761)	35,224	271,669	13.1%	-1.6%
Deposits - NOW	200,355	39,621	32,015	271,991	35.8%	19.8%
Deposits - Money market	327,825	75,425	45,757	449,007	37.0%	23.0%
Deposits - Savings	136,229	(12,278)	21,243	145,194	6.6%	-9.0%
Deposits - Brokered time	21,666	44,324	42,943	108,933	402.8%	204.6%
Deposits – Internet time	−	6,890	161,672	168,562	n/a	n/a
Deposits - Time>$100,000	503,575	21,691	148,104	673,370	33.7%	4.3%
Deposits - Time<$100,000	586,621	(25,284)	225,103	786,440	34.1%	-4.3%
Total deposits	$2,016,477	146,628	712,061	2,875,166	42.6%	7.3%

January 1, 2009 to June 30, 2009
Loans	$2,211,315	(40,315)	530,783	2,701,783	22.2%	-1.8%

Deposits - Noninterest bearing	$229,478	6,967	35,224	271,669	18.4%	3.0%
Deposits - NOW	198,775	41,201	32,015	271,991	36.8%	20.7%
Deposits - Money market	340,739	62,511	45,757	449,007	31.8%	18.3%
Deposits - Savings	125,240	(1,289)	21,243	145,194	15.9%	-1.0%
Deposits – Brokered time	78,569	(12,579)	42,943	108,933	38.6%	-16.0%
Deposits – Internet time	5,206	1,684	161,672	168,562	n/a	32.3%
Deposits - Time>$100,000	520,198	5,068	148,104	673,370	29.4%	1.0%
Deposits - Time<$100,000	576,586	(15,249)	225,103	786,440	36.4%	-2.6%
Total deposits	$2,074,791	88,314	712,061	2,875,166	38.6%	4.3%

As derived from the table above, for the twelve months preceding June 30, 2009, our loans increased by $535 million, or 24.7%, virtually all of which was related to our acquisition of Cooperative Bank on June 19, 2009.  Over that same period, deposits increased $859 million, or 42.6%, of which $147 million was internal growth and $712 million was from the Cooperative Bank acquisition.  For the first half of 2009, internally generated loans decreased $40 million, or 3.6% on an annualized basis, while internally generated deposits increased by $88 million, or 8.6% on an annualized basis.  We believe internally generated loans have declined due to lower loan demand in the recessionary economy, as well as an initiative that began in 2008 to require generally higher loan interest rates to better compensate us for our risk.

The deposit portfolio assumed from Cooperative Bank had a high concentration of time deposits, comprising approximately 81% of total deposits compared to our recent historical average of 55%-57%.  Time deposits are generally our bank’s most expensive funding source.  Additionally, Cooperative Bank’s time deposits were more heavily concentrated in brokered time deposits and time deposits gathered by placing interest rates on internet websites.  Prior to the Cooperative Bank acquisition, we had $66 million in brokered deposits and $7 million in

Index

internet deposits.  The acquisition brought us an additional $43 million in brokered deposits and $162 million in internet deposits.  We believe these two types of deposit sources have little long term value, as the interest rates are relatively high and there is no opportunity to develop additional business with those customers. We believe that our level of internet deposits will begin to steadily decline in future quarters as those deposits mature because we plan to offer interest rates on renewals that are less competitive than the relatively high rates that Cooperative was offering. We expect to replace those deposits with either retail deposits or brokered deposits at lower interest rates.

The mix of our loan portfolio remains substantially the same at June 30, 2009 compared to December 31, 2008.  The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

The following table provides additional information regarding our mix of total loans.  For a break-out of loans covered by FDIC loss sharing agreements and non-covered loans by type, see Note 8 to the consolidated financial statements.

($ in thousands)	June 30, 2009		December 31, 2008		June 30, 2008
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Commercial, financial, and agricultural	$184,451	7%	190,428	9%	186,720	9%
Real estate – construction, land development & other land loans	608,451	23%	481,849	22%	467,502	22%
Real estate – mortgage – residential (1-4 family) first mortgages	826,730	31%	576,884	26%	552,698	25%
Real estate – mortgage – home equity loans / lines of credit	276,351	10%	249,764	11%	243,835	11%
Real estate – mortgage – commercial and other	711,877	26%	620,444	28%	613,418	28%
Installment loans to individuals	93,567	3%	91,711	4%	102,434	5%
Subtotal	2,701,427	100%	2,211,080	100%	2,166,607	100%
Unamortized net deferred loan costs	356		235		233
Total loans	$2,701,783		2,211,315		2,166,840

Nonperforming Assets

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, and other real estate.  As previously discussed, in our acquisition of Cooperative Bank, we entered into loss sharing agreements with the FDIC, which afford us significant protection from losses from all loans and other real estate acquired in the acquisition.

Because of the loss protection provided by the FDIC, the financial risk of the Cooperative Bank loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreements.  Accordingly, we presents separately loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreements as “non-covered loans.”

Index

Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	June 30, 2009	Dec. 31, 2008	June 30, 2008

Nonaccrual loans – non-covered	$43,210	26,600	17,588
Nonaccrual loans – covered by FDIC loss share	41,985	-	-
Restructured loans – non-covered	3,995	3,995	3,995
Accruing loans > 90 days past due	-	-	-
Total nonperforming loans	89,190	30,595	21,583
Other real estate – non-covered	6,032	4,832	2,934
Other real estate – covered by FDIC loss share	12,415	-	-
Total nonperforming assets	$107,637	35,427	24,517
Total nonperforming assets – non-covered	$53,237	35,427	24,517

(1) At June 30, 2009, the contractual balance of the nonaccrual loans covered by the FDIC loss share agreements was $122.6 million.
Asset Quality Ratios
Net charge-offs to average non-covered loans - annualized	0.49%	0.38%	0.22%
Non-covered nonperforming loans to non-covered loans	2.17%	1.38%	1.00%
Non-covered nonperforming assets to total assets	1.51%	1.29%	0.94%
Allowance for loan losses to non-covered loans	1.53%	1.32%	1.20%
Allowance for loan losses to non-covered nonperforming loans	70.30%	95.62%	120.75%

We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

Consistent with the recessionary economy, we have experienced increases in loan losses, delinquencies and nonperforming assets.  Our total nonperforming assets were also significantly impacted by the Cooperative acquisition.  Our non-covered nonperforming assets were $53.2 million at June 30, 2009 compared to $35.4 million at December 31, 2008 and $24.5 million at June 30, 2008.  Our ratio of annualized net charge-offs to average loans was 0.49% for the second quarter of 2009 compared to 0.22% in the second quarter of 2008.  Our ratio of annualized net charge-offs to average loans was 0.41% for the six months ended June 30, 2009 compared to 0.20% for the comparable period of 2008.

The following is the composition by loan type of all of our nonaccrual loans at each period end:

	At June 30, 2009 (1)	At December 31, 2008	At June 30, 2008
Commercial, financial, and agricultural	$2,455	1,726	1,362
Real estate – construction, land development, and other land loans	46,084	6,936	4,052
Real estate – mortgage – residential (1-4 family) first mortgages	22,390	10,856	4,938
Real estate – mortgage – home equity loans/lines of credit	4,122	2,242	1,579
Real estate – mortgage – commercial and other	8,817	3,624	4,332
Installment loans to individuals	1,327	1,216	1,325
Total nonaccrual loans	$85,195	26,600	17,588

(1)  Includes both covered and non-covered loans.

Index

Summary of Loan Loss Experience and Allowance for Loan Losses

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

Our provision for loan losses amounted to $3,926,000 in the second quarter of 2009 compared to $2,059,000 in the second quarter of 2008.  The provision for loan losses for the six month period ended June 30, 2009 was $8,411,000 compared to $3,592,000 recorded in the first half of 2008.  The higher 2009 amounts were due to negative trends in asset quality as previously discussed.

In the second quarter of 2009, we recorded $2,653,000 in net charge-offs, which amounted to 0.49% annualized net charge-offs to average non-covered loans, compared to $1,148,000 (0.22%) in the second quarter of 2008.  For the six month periods ended June 30, 2009 and 2008, our annualized net charge-offs to average non-covered loans ratios were 0.41% and 0.20%, respectively. Our ratio of non-covered nonperforming assets to total assets was 1.51% at June 30, 2009 compared to 0.94% at June 30, 2008.

At June 30, 2009, the allowance for loan losses amounted to $33,185,000, compared to $29,256,000 at December 31, 2008 and $26,061,000 at June 30, 2008.  The allowance for loan losses as a percentage of total non-covered loans was 1.53% at June 30, 2009, 1.32% at December 31, 2008, and 1.20% at June 30, 2008.

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

	Six Months Ended June 30,	Twelve Months Ended December 31,	Six Months Ended June 30,
($ in thousands)	2009	2008	2008

Total loans outstanding at end of period	$2,701,783	2,211,315	2,166,840
Non-covered loans outstanding at end of period	$2,174,422	2,211,315	2,166,840
Covered loans outstanding at end of period	$527,361	−	−
Average amount of non-covered loans outstanding	$2,193,906	2,117,028	2,030,011

Allowance for loan losses, at beginning of period	$29,256	21,324	21,324

Loans charged-off:
Commercial, financial and agricultural	(997)	(992)	(105)
Real estate - mortgage	(2,759)	(2,932)	(1,269)
Installment loans to individuals	(711)	(1,008)	(528)
Overdraft protection	(338)	(706)	(343)
Total charge-offs	(4,805)	(5,638)	(2,245)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	13	31	25
Real estate - mortgage	166	264	96
Installment loans to individuals	57	111	36
Overdraft protection	87	126	75
Total recoveries	323	532	232
Net charge-offs	(4,482)	(5,106)	(2,013)

Additions to the allowance charged to expense	8,411	9,880	3,592
Additions related to loans assumed in corporate acquisitions	−	3,158	3,158

Allowance for loan losses, at end of period	$33,185	29,256	26,061

Ratios:
Net charge-offs (annualized) as a percent of average loans	0.41%	0.24%	0.20%
Allowance for loan losses as a percent of non-covered loans at end of period	1.53%	1.32%	1.20%

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at June 30, 2009, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2008.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following four sources - 1) an approximately $712 million line of credit with the Federal Home Loan Bank (of

Index

which $184 million was outstanding at June 30, 2009), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at June 30, 2009), 3) an approximately $97 million line of credit through the Federal Reserve Bank of Richmond’s discount window (none of which was outstanding at June 30, 2009) and 4) a $20 million line of credit with a commercial bank (none of which was outstanding on June 30, 2009).  In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was further reduced by $120 million and $75 million at June 30, 2009 and December 31, 2008, respectively, as a result of our pledging letters of credit for public deposits at each of those dates.  Unused and available lines of credit amounted to $575 million at June 30, 2009 compared to $346 million at December 31, 2008.

Our overall liquidity has improved during the first half of 2009.  As noted previously, excluding the Cooperative acquisition, we have experienced $88 million in deposit growth and our loans have decreased $40 million, thereby creating $128 million in additional liquidity.  Additionally, the receipt of $65 million in proceeds from the sale of preferred stock to the US Treasury improved our liquidity.  There was no significant impact on our liquidity as a result of the Cooperative acquisition. Although our liquid assets (cash and securities) as a percentage of our total deposits and borrowings decreased from 16.5% at December 31, 2008 to 13.9% at June 30, 2009, the growth in our deposits has lessened our reliance on borrowings and we have $229 million more in unused lines of credit available.

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

We are not involved in any legal proceedings that, in our opinion, could have a material effect on our consolidated financial position.

Off-Balance Sheet Arrangements and Derivative Financial Instruments

Off-balance sheet arrangements include transactions, agreements, or other contractual arrangements in which we have obligations or provide guarantees on behalf of an unconsolidated entity.  We have no off-balance sheet arrangements of this kind other than repayment guarantees associated with trust preferred securities.

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics.  We have not engaged in derivative activities through June 30, 2009, and have no current plans to do so.

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

At June 30, 2009, our capital ratios exceeded the regulatory minimum ratios discussed above.  The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	June 30, 2009	March 31, 2009	Dec. 31, 2008	June 30, 2008
Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	12.36%	12.89%	9.40%	9.32%
Minimum required Tier I capital	4.00%	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	13.62%	14.15%	10.65%	10.54%
Minimum required total risk-based capital	8.00%	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted most recent quarter average assets	11.45%	10.71%	8.10%	8.16%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%	4.00%

The significant increase in our capital ratios from December 31, 2008 to March 31, 2009 was a result of our January 9, 2009 sale of $65 million of preferred stock to the U.S. Treasury Department (see Note 14 to the consolidated financial statements for additional discussion).  The Cooperative acquisition caused the decrease in our capital ratios from March 31, 2009 to June 30, 2009.

Our bank subsidiary is also subject to capital requirements similar to those discussed above.  The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above.  At June 30, 2009, our bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

Index

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary, since January 1, 2009 that have not previously been discussed.  In Virginia, First Bank does business as “First Bank of Virginia.”

•
We have received regulatory approval to open a full-service bank branch in Christiansburg, Virginia.  Construction of a branch facility is expected to begin soon.  This will be our sixth branch in southwestern Virginia.

•	On March 23, 2009, we opened a second branch in Florence, South Carolina located at 2107 West Evans Street.

•	On January 2, 2009, we consolidated our “Primer Banco” branch located in Asheboro with an existing Asheboro First Bank branch located at 1724 North Fayetteville Street.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first six months of 2009.  At June 30, 2009, we had approximately 235,000 shares available for repurchase under existing authority from our board of directors.  We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations.  However, as a result of our participation in the U.S. Treasury’s Capital Purchase Program, we are prohibited from buying back stock without the permission of the Treasury until the preferred stock issued under that program is redeemed.  See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings.  Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities.  It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations.  Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates.  Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin).  Over the past five calendar years, our net interest margin has ranged from a low of 3.74% (realized in 2008) to a high of 4.33% (realized in 2005).  During that five year period, the prime rate of interest ranged from a low of 3.25% (which was the rate at June 30, 2009) to a high of 8.25%.  Our net interest margin for the six-month period ended June 30, 2009 was 3.71%.

Using stated maturities for all instruments, we have more in interest-bearing liabilities than earning assets that are subject to interest rate changes within one year.  This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment.  However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions.  Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products.  For example, included in interest-bearing liabilities subject to interest rate changes within one year at June 30, 2009 are NOW, savings, and certain types of money market deposits with interest rates set by management.  These types of deposits historically have not repriced with or in the same proportion as general market indicators.

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

     From September 2007 to December 2008, in response to the declining economy, the Federal Reserve announced a series of interest rate reductions with rate cuts totaling 500 basis points and rates reaching historic lows.  As noted above, our net interest margin is negatively impacted, at least in the short-term, by reductions in interest rates.  In addition to the initial normal decline in net interest margin that we experience when interest rates are reduced (as discussed above), the cumulative impact of the magnitude of 500 basis points in interest rate cuts is expected to amplify and lengthen the negative impact on our net interest margin in 2009 and possibly beyond.  This is primarily due to our inability to cut a large portion of our interest-bearing deposits by any significant amount due to their already near-zero interest rate.  Also, for many of our deposit products, including time deposits that have recently matured, we have been unable to lower the interest rates we pay our customers by the full 500 basis point interest rate decrease due to competitive pressures.  The impact of the declining rate environment was mitigated by an initiative we began in late 2007 to add interest rate floors to our adjustable rate loans.  At December 31, 2008, adjustable rate loans totaling $411 million (42% of all adjustable rate loans) had reached their contractual floors

Index

and no longer subjected us to risk in the event of further rate cuts.  The net impact of those factors was that our net interest margin steadily declined from 4.03% in the second quarter of 2007 to 3.68% in the first quarter of 2009.  The second quarter of 2009 was the second consecutive quarter in which there were no changes in Federal Reserve interest rates, which resulted in our net interest margin increasing 6 basis points from the first quarter of 2009.  In the second quarter of 2009, our interest-earning asset yield declined by only 9 basis points from the first quarter of 2009 (from 5.74% to 5.65%), while our interest-bearing liabilities declined by 17 basis points (from 2.42% to 2.25%) as a result of time deposits that matured during the quarter that were renewed at lower interest rates, as well as more disciplined pricing among other deposit categories.

Due to the recent acquisition date, we have not yet fully analyzed the impact that the acquisition of Cooperative Bank will have on our net interest margin or our overall interest rate risk profile.  According to a recent interest rate risk report we have reviewed prepared by a consultant of Cooperative, the consultant estimated that Cooperative would perform better in a rising interest rate environment than in a declining interest rate environment. The impact of changes in interest rates on Cooperative was not excessive in our judgment, and thus we do not expect a significant impact on interest rate risk related to Cooperative.

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

Index

Part II.  Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2009 to April 30, 2009	─	─	─	234,667
May 1, 2009 to May 31, 2009	─	─	─	234,667
June 1, 2009 to June 30, 2009	─	─	─	234,667
Total	─	─	─	234,667	(2)

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

(2)
The table above does not include shares that were used by option holders to satisfy the exercise price of the call options we issued to our employees and directors pursuant to our stock option plans.  In May 2009, a total of 1,915 shares of our common stock, with a weighted average market price of $13.05 per share, were used to satisfy an exercise of options.

Index

Item 4 - Submission of Matters to a Vote of Security Holders

The following proposals were considered and acted upon at our annual meeting of shareholders held on May 7, 2009:

Proposal 1
A proposal to elect fifteen (15) nominees to the Board of Directors to serve until the 2010 annual meeting of shareholders, or until their successors are elected and qualified.

Nominee	Voted For	Withheld Authority
Jack D. Briggs	13,322,953	401,351
R. Walton Brown	13,310,808	413,496
David L. Burns	13,320,613	403,692
John F. Burns	13,302,686	421,618
Mary Clara Capel	13,304,473	419,831
James C. Crawford, III	13,250,140	474,164
James G. Hudson, Jr.	13,343,781	380,523
Jerry L. Ocheltree	13,287,589	436,715
George R. Perkins, Jr.	13,342,993	381,311
Thomas F. Philips	13,250,336	473,968
Frederick L. Taylor II	13,333,268	391,036
Virginia C. Thomasson	13,326,330	397,974
Goldie H. Wallace	12,197,341	1,526,963
Dennis A. Wicker	13,155,029	569,275
John C. Willis	13,327,784	396,520

Proposal 2

A proposal to ratify the appointment of Elliott Davis, PLLC as our independent auditors for 2009.

For 13,484,500	Against 154,311	Abstain 85,193

Proposal 3

A proposal for resolution on executive compensation for 2009.

For 12,807,088	Against 652,873	Abstain 264,043

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

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.b to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

4.b	Form of Certificate for Series A Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and is incorporated herein by reference.

4.c	Warrant for Purchase of Shares of Common Stock was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and is incorporated herein by reference.

10.a
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Cooperative Bank, Federal Deposit Insurance Corporation and First Bank dated as of June 19, 2009 was filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 24, 2009.

10.b	Amendment to The First Bancorp Employees’ Pension Plan dated June 30, 2009.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Share Dividends.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

August 10, 2009	BY:/s/ Jerry L. Ocheltree
Jerry L. Ocheltree
President, Chief Executive
Officer
(Principal Executive Officer),
Treasurer and Director

August 10, 2009	BY:/s/ Anna G. Hollers
Anna G. Hollers
Executive Vice President,
Chief Operating Officer
and Secretary

August 10, 2009	BY:/s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer