Form 10-Q
period 2009-09-30
FIRST BANCORP /NC/
filed 2009-11-09
CIK 811589

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ YES     ☒ NO

The number of shares of the registrant's Common Stock outstanding on October 31, 2009 was 16,682,166.

INDEX
FIRST BANCORP AND SUBSIDIARIES

Index

Part I.  Financial Information
Item 1 - Financial Statements
First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands-unaudited)	September 30, 2009	December 31, 2008 (audited)	September 30, 2008

ASSETS
Cash & due from banks, noninterest-bearing	$43,667	88,015	86,825
Due from banks, interest-bearing	232,877	105,191	83,105
Federal funds sold	7,548	31,574	8,779
Total cash and cash equivalents	284,092	224,780	178,709

Securities available for sale (costs of $167,292, $170,920, and $169,425)	168,860	171,193	166,364

Securities held to maturity (fair values of $28,692, $15,811, and $15,885)	27,747	15,990	16,123

Presold mortgages in process of settlement	8,420	423	2,468

Loans – non-covered	2,147,615	2,211,315	2,211,678
Loans – covered by FDIC loss share agreement	549,439	−	−
Total loans	2,697,054	2,211,315	2,211,678
Less: Allowance for loan losses	(34,444)	(29,256)	(27,928)
Net loans	2,662,610	2,182,059	2,183,750

Premises and equipment	52,868	52,259	51,334
Accrued interest receivable	15,163	12,653	12,945
FDIC loss share receivable	210,266	−	−
Goodwill	65,835	65,835	65,835
Other intangible assets	5,330	1,945	2,052
Other	18,494	23,430	21,086
Total assets	$3,519,685	2,750,567	2,700,666

LIABILITIES
Deposits: Demand - noninterest-bearing	$268,097	229,478	235,334
NOW accounts	264,267	198,775	197,942
Money market accounts	477,092	340,739	315,492
Savings accounts	142,391	125,240	124,227
Time deposits of $100,000 or more	883,784	592,192	562,736
Other time deposits	886,009	588,367	587,091
Total deposits	2,921,640	2,074,791	2,022,822
Securities sold under agreements to repurchase	58,209	61,140	49,008
Borrowings	176,927	367,275	387,390
Accrued interest payable	3,688	5,077	5,449
Other liabilities	26,354	22,416	16,643
Total liabilities	3,186,818	2,530,699	2,481,312

Commitments and contingencies	−	−	−

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares Issued and outstanding: 65,000 shares at September 30, 2009	65,000	−	−
Discount on preferred stock	(3,990)	−	−
Common stock, no par value per share. Authorized 20,000,000 shares Issued and outstanding: 16,671,983, 16,573,826, and 16,522,581 shares	97,745	96,072	95,352
Common stock warrants	4,592	−	−
Retained earnings	176,473	131,952	130,100
Accumulated other comprehensive income (loss)	(6,953)	(8,156)	(6,098)
Total shareholders’ equity	332,867	219,868	219,354
Total liabilities and shareholders’ equity	$3,519,685	2,750,567	2,700,666

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share data-unaudited)	2009	2008	2009	2008

INTEREST INCOME
Interest and fees on loans	$41,404	35,556	107,596	104,309
Interest on investment securities:
Taxable interest income	1,650	1,867	5,112	5,506
Tax-exempt interest income	232	155	576	484
Other, principally overnight investments	188	211	293	930
Total interest income	43,474	37,789	113,577	111,229

INTEREST EXPENSE
Savings, NOW and money market	2,355	2,546	6,476	7,296
Time deposits of $100,000 or more	5,020	5,047	14,586	16,345
Other time deposits	4,794	5,131	13,756	17,293
Other, primarily borrowings	795	2,280	2,696	6,245
Total interest expense	12,964	15,004	37,514	47,179

Net interest income	30,510	22,785	76,063	64,050
Provision for loan losses	5,200	2,851	13,611	6,443

Net interest income after provision for loan losses	25,310	19,934	62,452	57,607

NONINTEREST INCOME
Service charges on deposit accounts	3,811	3,610	10,035	10,148
Other service charges, commissions and fees	1,216	1,116	3,542	3,371
Fees from presold mortgages	395	199	847	657
Commissions from sales of insurance and financial products	333	419	1,164	1,174
Data processing fees	38	42	103	140
Gain from acquisition	−	−	62,085	−
Securities gains (losses)	6	2	(113)	(14)
Other gains (losses)	(58)	(28)	(209)	229
Total noninterest income	5,741	5,360	77,454	15,705

NONINTEREST EXPENSES
Salaries	8,549	7,173	21,662	21,016
Employee benefits	2,901	1,734	8,166	5,574
Total personnel expense	11,450	8,907	29,828	26,590
Net occupancy expense	2,070	1,063	4,283	3,074
Equipment related expenses	1,013	1,034	2,979	3,074
Intangibles amortization	218	107	414	309
Acquisition expenses	290	−	1,082	−
Other operating expenses	5,912	4,285	17,507	13,097
Total noninterest expenses	20,953	15,396	56,093	46,144

Income before income taxes	10,098	9,898	83,813	27,168
Income taxes	3,716	3,701	32,338	10,164

Net income	6,382	6,197	51,475	17,004

Preferred stock dividends and accretion	995	−	2,958	−

Net income available to common shareholders	$5,387	6,197	48,517	17,004

Earnings per common share:
Basic	$0.32	0.38	2.92	1.08
Diluted	0.32	0.37	2.91	1.07

Dividends declared per common share	$0.08	0.19	0.24	0.57

Weighted average common shares outstanding:
Basic	16,664,544	16,515,507	16,636,646	15,789,027
Diluted	16,805,770	16,539,179	16,674,649	15,846,966

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands-unaudited)	2009	2008	2009	2008

Net income	$6,382	6,197	51,475	17,004
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	2,484	(1,485)	1,180	(3,161)
Tax benefit (expense)	(969)	579	(460)	1,233
Reclassification to realized (gains) losses	(6)	(2)	113	14
Tax expense (benefit)	2	1	(44)	(6)
Postretirement Plans:
Amortization of unrecognized net actuarial loss	217	46	652	232
Tax expense	(85)	(18)	(254)	(91)
Amortization of prior service cost and transition obligation	9	7	27	25
Tax expense	(3)	(3)	(11)	(10)
Other comprehensive income (loss)	1,649	(875)	1,203	(1,764)
Comprehensive income	$8,031	5,322	52,678	15,240

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

				Common Stock
(In thousands, except per share - unaudited)	Preferred Stock		Preferred Stock Discount	Shares	Amount	Common Stock Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity

Balances, January 1, 2008	$	─	─	14,378	$56,302	─	122,102	(4,334)	174,070

Net income							17,004		17,004
Cash dividends declared ($0.57 per common share)							(9,006)		(9,006)
Common stock issued understock option plans				35	441				441
Common stock issued into dividend reinvestment plan				51	833				833
Common stock issued in acquisition				2,059	37,605				37,605
Tax benefit realized from exercise of nonqualified stock options					28				28
Stock-based compensation				─	143				143
Other comprehensive income								(1,764)	(1,764)

Balances, September 30, 2008	$	─	─	16,523	$95,352	─	130,100	(6,098)	219,354

Balances, January 1, 2009	$	─	$ ─	16,574	$96,072	~~─~~	131,952	(8,156)	219,868

Net income							51,475		51,475
Preferred stock issued		65,000	(4,592)						60,408
Common stock warrants issued						4,592			4,592
Common stock issued under stock option plans				36	335				335
Common stock issued into dividend reinvestment plan				62	879				879
Cash dividends declared ($0.24 per common share)							(3,996)		(3,996)
Preferred dividends accrued							(2,356)		(2,356)
Accretion of preferred stock discount			602				(602)		−
Tax benefit realized from exercise of nonqualified stock options					73				73
Stock-based compensation					386				386
Other comprehensive income								1,203	1,203

Balances, September 30, 2009		$65,000	(3,990)	16,672	$97,745	4,592	176,473	(6,953)	332,867

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
($ in thousands-unaudited)	2009	2008
Cash Flows From Operating Activities
Net income	$51,475	17,004
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	13,611	6,443
Net security premium amortization (discount accretion)	722	(101)
Net purchase accounting adjustments - discount accretion	(2,473)	(732)
Loss on securities available for sale	113	14
Other gains, primarily the acquisition gain	(61,876)	(229)
Increase in net deferred loan costs	(186)	(106)
Depreciation of premises and equipment	2,652	2,582
Stock-based compensation expense	386	143
Amortization of intangible assets	414	309
Deferred income tax expense (benefit)	15,366	(1,282)
Origination of presold mortgages in process of settlement	(65,523)	(46,594)
Proceeds from sales of presold mortgages in process of settlement	60,775	45,794
Decrease in accrued interest receivable	716	997
Decrease in other assets	2,184	2,188
Decrease in accrued interest payable	(3,072)	(864)
Increase (decrease) in other liabilities	4,538	(670)
Net cash provided by operating activities	19,822	24,896

Cash Flows From Investing Activities
Purchases of securities available for sale	(69,616)	(126,357)
Purchases of securities held to maturity	(13,435)	(1,305)
Proceeds from maturities/issuer calls of securities available for sale	112,648	106,573
Proceeds from maturities/issuer calls of securities held to maturity	1,626	2,157
Proceeds from sales of securities available for sale	−	503
Net decrease (increase) in loans	72,784	(139,806)
Proceeds from sales of foreclosed real estate	3,633	2,547
Purchases of premises and equipment	(3,036)	(3,572)
Net cash received in acquisition	91,696	2,461
Net cash provided (used) by investing activities	196,300	(156,799)

Cash Flows From Financing Activities
Net increase in deposits and repurchase agreements	134,129	46,743
Proceeds from (repayments of) borrowings, net	(349,465)	104,565
Cash dividends paid – common stock	(5,809)	(8,598)
Cash dividends paid – preferred stock	(1,952)	−
Proceeds from issuance of preferred stock and common stock warrants	65,000	−
Proceeds from issuance of common stock	1,214	1,274
Tax benefit from exercise of nonqualified stock options	73	28
Net cash provided (used) by financing activities	(156,810)	144,012

Increase in cash and cash equivalents	59,312	12,109
Cash and cash equivalents, beginning of period	224,780	166,600

Cash and cash equivalents, end of period	$284,092	178,709

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$40,586	48,043
Income taxes	10,592	11,514
Non-cash transactions:
Unrealized gain (loss) on securities available for sale, net of taxes	789	(1,920)
Foreclosed loans transferred to other real estate	5,151	4,057
Common stock issued in acquisition	−	37,605

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended September 30, 2009 and 2008

Note 1 – Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2009 and 2008 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 2009 and 2008.  Except for the retrospective purchase accounting adjustments discussed in Note 4, all such adjustments were of a normal, recurring nature.  Reference is made to the 2008 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.  The Company has evaluated all subsequent events through November 9, 2009, the date the financial statements were issued.

Note 2 – Accounting Policies

Note 1 to the 2008 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and a discussion of recent accounting pronouncements.  The following paragraphs update that information as necessary.

On July 1, 2009, the Financial Accounting Standards Board’s (FASB) Generally Accepted Accounting Principles (GAAP) Accounting Standards Codification became effective as the sole authoritative source of US GAAP.  This codification was issued under FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  This Codification reorganizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic.  Existing GAAP prior to the Codification was not altered in compilation of the GAAP Codification.  The GAAP Codification encompasses all FASB Statements of Financial Accounting Standards, Emerging Issues Task Force statements, FASB Staff Positions, FASB Interpretations, FASB Derivative Implementation Guides, American Institute of Certified Public Accountants Statement of Positions, Accounting Principles Board Opinions and Accounting Research Bulletins along with the remaining body of GAAP effective as of June 30, 2009.  Financial statements issued for all interim and annual periods ending after September 15, 2009 will reference accounting guidance embodied in the Codification as opposed to referencing the prior authoritative pronouncements.  Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (ASU).

     In September 2006, the FASB issued Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures.”  FASB ASC 820 provides enhanced guidance for using fair value to measure assets and liabilities and also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  As it relates to financial assets and liabilities, FASB ASC 820 became effective for the Company as of January 1, 2008.  For nonfinancial assets and liabilities, FASB ASC 820 became effective for the Company on January 1, 2009.  The Company’s adoption of FASB ASC 820 on January 1, 2008 and January 1, 2009 had no impact on the Company’s financial statements.  See Note 13 for the disclosures required by FASB ASC 820.

In December 2007, the FASB issued FASB ASC 805, “Business Combinations,” which retains the fundamental requirement that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination.  FASB ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  FASB ASC 805 requires an acquirer to recognize the

Index

assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values.  The provisions require the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense.  The Company adopted FASB ASC 805 on January 1, 2009 and applied its provisions to the assets acquired and liabilities assumed related to Cooperative Bank – see Note 4 for additional discussion.

In April 2008, the FASB issued FASB ASC 350-30-50, “Intangibles Other than Goodwill,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of FASB ASC 350-30-50 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under FASB ASC 805, “Business Combinations,” and other U.S. generally accepted accounting principles.  FASB ASC 350-30-50 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and early adoption was prohibited.  Accordingly, this provision became effective for the Company on January 1, 2009.  The adoption of FASB ASC 350-30-50 did not have a material impact on the Company’s financial position, results of operations or cash flows.

On April 9, 2009, the FASB issued three provisions related to fair value which are discussed in the following three paragraphs below.  Each of the provisions became effective as of and for the periods ended June 30, 2009.

     FASB ASC 320-10-65-1, “Investments – Debt and Equity Securities,” categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired as losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The ASC does not amend existing recognition and measurement guidance related to OTTI impairments of equity securities.  Other than the required disclosures that are presented in Note 7, the adoption of this guidance did not impact the Company, but its provisions could impact the Company in future periods.

     FASB ASC 820-10-65-4, “Fair Value Measurements and Disclosures,” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity’s intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with FASB ASC 820; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.  The Company applied the provisions of this guidance in determining the fair market value of loans assumed in the Cooperative Bank acquisition – see Note 4 for additional discussion.

     FASB ASC 825-10-65-1, “Financial Instruments,” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market, it is considered a publicly traded company for this purpose.  The Company has presented the fair value disclosures required by this guidance in Note 13.

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which sets forth guidance concerning the recognition or disclosure of events or transactions that occur subsequent to the balance sheet date but prior to the release of the financial statements.  The guidance also defines “available to be issued” financial statements as financial statements that have received all the required approvals from management and other constituents.  The guidance sets forth that management of a public company must evaluate subsequent events for recognition and/or disclosure through the date of issuance, whereas private companies need only evaluate subsequent events through the date the financial

Index

statements became available to be issued.  The provision also delineates between and defines the recognition and disclosure requirements for Recognized Subsequent Events and Non-Recognized Subsequent Events.  Recognized Subsequent Events are defined as conditions that existed as of the balance sheet date and will be recognized in the entity’s financial statements.  Non-Recognized Subsequent Events are defined as conditions that did not exist as of the balance sheet date and that, if material, will warrant disclosure of the nature of the subsequent event and the financial impact.  FASB ASC 855 requires disclosure of the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or available to be issued.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and the Company has made the required disclosures in Note 1.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued Statement No. 166, “Accounting for the Transfer of Financial Assets and Amendment of FASB Statement No. 140 Instruments.” Pursuant to ASC 105-10-65-1-d, Statement No. 166 will remain authoritative until integrated into the ASC.  The Statement removes the concept of a special purpose entity (SPE) from Statement No. 140 and removes the exception of applying FASB Interpretation 46 “Variable Interest Entities,” to Variable Interest Entities that are SPEs.  It limits the circumstances in which a transferor derecognizes a financial asset.  Statement No. 166 amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting.   The Statement is effective for all interim and annual periods beginning after November 15, 2009.  The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  Pursuant to ASC 105-10-65-1-d, Statement No. 167 will remain authoritative until integrated into the ASC.  This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in the variable interest entity.  Statement No. 167 is effective for all interim and annual periods beginning after November 15, 2009.  The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, which updates ASC 820 “Fair Value Measurements and Disclosures.”  The ASU provides guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of FASB ASC 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009 for the Company and had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Reclassifications

Certain amounts reported in the period ended September 30, 2008 have been reclassified to conform to the presentation for September 30, 2009.  These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

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

First Bank received a $123 million discount on the assets acquired and paid no deposit premium.  The acquisition was accounted for under the purchase method of accounting in accordance with FASB ASC 805, “Business Combinations.”  The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value.  Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values becomes available.  The Company recorded an estimated receivable from the FDIC in the amount of $208.3 million as of June 30, 2009, which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Company.

An acquisition gain totaling $62.1 million resulted from the acquisition and is included as a component of noninterest income on the statement of income.  In the Company’s second quarter 2009 filings, this gain was reported as being $53.8 million.  During the third quarter of 2009, the Company obtained third-party appraisals for the majority of Cooperative’s collateral dependent problem loans.  Overall, the appraised values were higher than the Company’s original estimates made as of the acquisition date.  In addition, during the third quarter, the Company received payoffs related to certain loans for which losses had been anticipated.   Accordingly, as required by FASB ASC 805, “Business Combinations,” the Company retrospectively adjusted the fair value of the loans acquired for these factors, which resulted in a higher gain being reflected in the second quarter of 2009.

The statement of net assets acquired as of June 19, 2009 and the resulting gain (as adjusted) are presented in the following table.

Index

($ in thousands)	As Recorded by Cooperative Bank	Fair Value Adjustments		As Recorded by First Bancorp
Assets
Cash and cash equivalents	$66,096	–		66,096
Securities	40,189	–		40,189
Presold mortgages	3,249	–		3,249
Loans	828,958	(256,900	) (a)	572,058
Core deposit intangible	−	3,798	(b)	3,798
FDIC loss share receivable	−	208,349	(c)	208,349
Foreclosed properties	15,993	(3,534	) (d)	12,459
Other assets	4,178	(137	) (e)	4,041
Total	958,663	(48,424)		910,239

Liabilities
Deposits	$706,139	5,922	(f)	712,061
Borrowings	153,056	6,409	(g)	159,465
Other	2,227	160	(e)	2,387
Total	861,422	12,491		873,913

Excess of assets received over liabilities	97,241	(60,915)		36,326
Less: Asset discount	(123,000)
Cash received from FDIC at closing	25,759			25,759

Total gain recorded				$62,085

Explanation of Fair Value Adjustments
(a)	This estimated adjustment is necessary as of the acquisition date to write down Cooperative’s book value of loans to the estimated fair value as a result of future expected loan losses.

(b)
This fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm.  This amount was recorded by the Company as an identifiable intangible asset and will be amortized as an expense on a straight-line basis over the average life of the core deposit base, which is estimated to be 8 years.

(c)	This adjustment is the estimated fair value of the amount that the Company will receive from the FDIC under its loss sharing agreements as a result of future loan losses.

(d)	This is the estimated adjustment necessary to write down Cooperative’s book value of foreclosed real estate properties to their estimated fair value as of the acquisition date.

(e)	These are other immaterial adjustments made to acquired assets and assumed liabilities to reflect fair value.

(f)
This fair value adjustment was recorded because the weighted average interest rate of Cooperative’s time deposits exceeded the cost of similar wholesale funding at the time of the acquisition.  This amount will be amortized to reduce interest expense on a declining basis over the average life of the portfolio of approximately 15 months.

(g)
This fair value adjustment was recorded because the interest rates of Cooperative’s fixed rate borrowings exceeded current interest rates on similar borrowings.  This amount was realized shortly after the acquisition by prepaying the borrowings at a premium and thus there will be no future amortization related to this adjustment.

Index

The operating results of First Bancorp for the three and nine month periods ended September 30, 2009 include the operating results of the acquired assets and assumed liabilities since the acquisition date of June 19, 2009.  Due primarily to the significant amount of fair value adjustments and the FDIC loss sharing agreements now in place, historical results of Cooperative are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

Note 5 – Equity-Based Compensation Plans

     At September 30, 2009, the Company had the following equity-based compensation plans:  the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, the First Bancorp 1994 Stock Option Plan, and three plans that were assumed from acquired entities.  The Company’s shareholders approved all equity-based compensation plans, except for those assumed from acquired companies.  The First Bancorp 2007 Equity Plan became effective upon the approval of shareholders on May 2, 2007.  As of September 30, 2009, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

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

The June 17, 2008 grant of a combination of performance units and stock options has both performance conditions (earnings per share, or EPS, targets) and service conditions that must be met in order to vest.  The 262,599 stock options and 81,337 performance units represent the maximum amount of options and performance units that could vest if the Company were to achieve specified maximum goals for earnings per share during the three annual performance periods ending on December 31, 2008, 2009, and 2010.  Up to one-third of the total number of options and performance units granted will vest annually as of December 31 of each year beginning in 2010, if (1) the Company achieves specific EPS goals during the corresponding performance period and (2) the executive or key employee continues employment for a period of two years beyond the corresponding performance period.  Compensation expense for this grant will be recorded over the various service periods based on the estimated number of options and performance units that are probable to vest.  If the awards do not vest, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.  The Company did not achieve the minimum earnings per share performance goal for 2008, and thus one-third of the above grant has been permanently forfeited.  During June 2009, as a result of the significant gain realized related to the Cooperative Bank acquisition (see Note 4), the Company determined that it was probable that the EPS goal for 2009 would be met.  Accordingly, the Company recorded compensation expense of $149,000 in June 2009 and $75,000 during the third quarter of 2009. The Company expects to record compensation expense of approximately $75,000 on a quarterly basis through the

Index

vesting period of December 31, 2011.  The Company does not believe that the EPS goals for 2010 will be met, and thus no compensation expense has been recorded related to that performance period.

Under the terms of the Predecessor Plans and the 2007 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years.  The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).

At September 30, 2009, there were 743,828 options outstanding related to the three First Bancorp plans with exercise prices ranging from $9.75 to $22.12.  At September 30, 2009, there were 864,941 shares remaining available for grant under the 2007 Equity Plan.  The Company also has three stock option plans as a result of assuming plans of acquired companies.  At September 30, 2009, there were 14,690 stock options outstanding in connection with these plans, with option prices ranging from $10.66 to $15.22.

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

The Company’s only option grants for the nine months ended September 30, 2009 were grants of 27,000 options to non-employee directors on June 1, 2009 (2,250 options per director).  The per share weighted-average fair value of these was $6.06 on the date of the grant using the following assumptions:

Nine months ended September 30, 2009
Expected dividend yield	2.23%
Risk-free interest rate	3.28%
Expected life	7 years
Expected volatility	46.32%

During the nine months ended September 30, 2008, the Company made the following grants - 1) 5,000 incentive stock options to a key employee on April 1, 2008, 2) 29,250 stock options to non-employee directors on June 1, 2008 (2,250 options per director), and 3) 262,599 stock options and 81,338 performance units to 19 executive officers and certain key employees on June 17, 2008.  The per share weighted-average fair value for the stock option grants listed above was $5.09 on the date of the grant using the following weighted average assumptions:

Nine months ended September 30, 2008
Expected dividend yield	4.58%
Risk-free interest rate	4.17%
Expected life	9.7 years
Expected volatility	34.65%

 For the three month period ended September 30, 2009, the Company recorded stock-based compensation expense of $75,000.  The Company recorded no stock-based compensation expense for the three month period ended September 30, 2008.  For the nine month periods ended September 30, 2009 and 2008, the Company recorded stock-based compensation expense of $386,000 and $143,000, respectively.  Of the $386,000 in expense that was recorded in the nine month period ended September 30, 2009, approximately $224,000 related to the June 17, 2008 grants to 19 officers and is classified as “personnel expense” on the Consolidated Statements of Income, while $162,000 relates to the June 1, 2009 director grants and is classified as “other operating expenses.”  Substantially all of the expense recorded in the nine month period ended September 30, 2008 relates to the June 1, 2008 director grants and is

Index

classified as “other operating expenses.”  Stock-based compensation expense is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows.  The Company recognized income tax benefits in the income statement related to stock-based compensation of $29,000 for the three month period ended September 30, 2009 and none for the three month period ended September 30, 2008.  The Company recognized income tax benefits in the income statement related to stock-based compensation in the amount of $150,000 and $53,000 for the nine month periods ended September 30, 2009 and 2008, respectively.

At September 30, 2009, the Company had $31,000 of unrecognized compensation costs related to unvested stock options that have vesting requirements based solely on service conditions.  The cost is expected to be amortized over a weighted-average life of 3.0 years, with $9,000 being expensed in each of 2009 and 2010, $6,000 being expensed in each of 2011 and 2012, and $1,000 being expensed in 2013.  At September 30, 2009, the Company had $1.6 million in unrecognized compensation expense associated with the June 17, 2008 award grant that has both performance conditions and service conditions.  Based on the performance conditions, the Company believes that only $675,000 of this amount will ultimately vest, with approximately $75,000 to be recognized as expense in the last quarter of 2009 and approximately $300,000 to be recorded as expense in each of 2010 and 2011.

As noted above, certain of the Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period.  As provided for under FASB ASC 718, “Stock Compensation,” the Company has elected to recognize compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award.  FASB ASC 718 requires companies to recognize compensation expense based on the estimated number of stock options and awards that will ultimately vest.  Over the past five years, there have been only minimal amounts of forfeitures and expirations, and therefore the Company assumes that all options granted without performance conditions will become vested.

The following table presents information regarding the activity for the first nine months of 2009 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at December 31, 2008	828,876	17.21

Granted	27,000	14.35
Exercised	(68,441)	13.33		$227,639
Forfeited	–	–
Expired	(28,917)	11.52

Outstanding at September 30, 2009	758,518	$17.68	5.3	$462,388

Exercisable at September 30, 2009	578,434	$17.99	4.2	$168,930

The Company received $335,000 and $441,000 as a result of stock option exercises during the nine months ended September 30, 2009 and 2008, respectively.  The Company recorded $73,000 and $28,000 in associated tax benefits from the exercise of nonqualified stock options during the nine months ended September 30, 2009 and 2008, respectively.

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

	Nonvested Performance Units
Nine months ended September 30, 2009	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at the beginning of the period	54,225	$16.53
Granted during the period	–	–
Vested during the period	–	–
Forfeited or expired during the period	–	–
Nonvested at the end of the period	54,225	$16.53

Note 6 – Earnings Per Common Share

Basic earnings per common share were computed by dividing net income available to common shareholders by the weighted average common shares outstanding.  Diluted earnings per common share includes the potentially dilutive effects of the Company’s equity plan and the warrant issued to the U.S. Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program – see Note 14 for additional information.  The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per common share:

	For the Three Months Ended September 30,
	2009			2008
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$5,387	16,664,544	$0.32	$6,197	16,515,507	$0.38

Effect of Dilutive Securities	-	141,226		-	23,672

Diluted EPS per common share	$5,387	16,805,770	$0.32	$6,197	16,539,179	$0.37

	For the Nine Months Ended September 30,
	2009			2008
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$48,517	16,636,646	$2.92	$17,004	15,789,027	$1.08

Effect of Dilutive Securities	-	38,003		-	57,939

Diluted EPS per common share	$48,517	16,674,649	$2.91	$17,004	15,846,966	$1.07

Index

For the three and nine month periods ended September 30, 2009, there were 265,730 and 704,018 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period.  In addition, the warrant issued to the U.S. Treasury (see Note 14) was anti-dilutive for the nine months ended September 30, 2009.  For the three and nine month periods ended September 30, 2008, there were 582,879 and 202,480 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period.  Antidilutive options and warrants have been omitted from the calculation of diluted earnings per share for the respective periods.

Note 7 – Securities

The book values and approximate fair values of investment securities at September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009				December 31, 2008
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$43,194	43,753	562	(4)	88,951	90,424	1,473	−
Mortgage-backed securities	91,672	93,732	2,096	(36)	46,340	46,962	779	(157)
Corporate bonds	15,773	14,399	−	(1,374)	18,885	16,848	380	(2,417)
Equity securities	16,653	16,976	351	(28)	16,744	16,959	280	(65)
Total available for sale	$167,292	168,860	3,009	(1,442)	170,920	171,193	2,912	(2,639)

Securities held to maturity:
State and local governments	$27,725	28,670	945	−	15,967	15,788	109	(288)
Other	22	22	−	−	23	23	−	−
Total held to maturity	$27,747	28,692	945	−	15,990	15,811	109	(288)

Included in mortgage-backed securities at September 30, 2009 were collateralized mortgage obligations with an amortized cost of $5,999,000 and a fair value of $6,179,000.  Included in mortgage-backed securities at December 31, 2008 were collateralized mortgage obligations with an amortized cost of $7,853,000 and a fair value of $7,773,000.

The Company owned Federal Home Loan Bank stock with a cost and fair value of $16,519,000 at September 30, 2009 and $16,491,000 at December 31, 2008, which is included in equity securities above and serves as part of the collateral for the Company’s line of credit with the Federal Home Loan Bank.  The investment in this stock is a requirement for membership in the Federal Home Loan Bank system.

The following table presents information regarding securities with unrealized losses at September 30, 2009:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$3,528	4	−	−	3,528	4
Mortgage-backed securities	5,271	36	−	−	5,271	36
Corporate bonds	14,399	1,374	−	−	14,399	1,374
Equity securities	18	14	28	14	46	28
State and local governments	−	−	−	−	−	−
Total temporarily impaired securities	$23,216	1,428	28	14	23,244	1,442

Index

The following table presents information regarding securities with unrealized losses at December 31, 2008:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$–	–	–	–	–	–
Mortgage-backed securities	3,468	27	5,430	130	8,898	157
Corporate bonds	8,543	2,165	2,847	252	11,390	2,417
Equity securities	29	14	49	51	78	65
State and local governments	8,737	288	–	–	8,737	288
Total temporarily impaired securities	$20,777	2,494	8,326	433	29,103	2,927

In the above tables, all of the non-equity securities that were in an unrealized loss position at September 30, 2009 and December 31, 2008 are bonds that the Company has determined are in a loss position due to interest rate factors, the overall economic downturn in the financial sector, and the broader economy in general.  The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company has the ability and intent to hold these investments until maturity with no accounting loss.  The Company has concluded that each of the equity securities in an unrealized loss position at September 30, 2009 and December 31, 2008 was in such a position due to temporary fluctuations in the market prices of the securities.  The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The aggregate carrying amount of cost-method investments was $16,541,000 and $16,564,000 at September 30, 2009 and December 31, 2008, respectively, which included the Federal Home Loan Bank stock discussed above.  The Company determined that none of its cost-method investments were impaired at either period end.

The book values and approximate fair values of investment securities at September 30, 2009, by contractual maturity, are summarized in the table below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$5,107	5,123	1,009	1,020
Due after one year but within five years	38,087	38,630	1,993	2,061
Due after five years but within ten years	2,994	2,833	9,736	10,211
Due after ten years	12,779	11,566	15,009	15,400
Mortgage-backed securities	91,672	93,732	−	−
Total debt securities	150,639	151,884	27,747	28,692

Equity securities	16,653	16,976	−	−
Total securities	$167,292	168,860	27,747	28,692

At September 30, 2009 and December 31, 2008, investment securities with book values of $120,294,000 and $135,285,000, respectively, were pledged as collateral for public and private deposits and securities sold under agreements to repurchase.

There were no securities sales during the nine months ended September 30, 2009 and 2008.  During the nine months ended September 30, 2009 and 2008, the Company recorded net losses of $113,000 and $14,000, respectively, related to write-downs of the Company’s equity portfolio.

Index

Note 8 – Loans and Asset Quality Information

As discussed in Note 4 above, on June 19, 2009 the Company acquired substantially all of the assets and liabilities of Cooperative Bank.  The loans and foreclosed real estate that were acquired in this transaction are covered by loss share agreements between the FDIC and First Bank, which afford First Bank significant loss protection.  Under the loss share agreement, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $303 million and 95% of losses that exceed that amount.  Because of the loss protection provided by the FDIC, the risk of the Cooperative Bank loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreements.  Accordingly, the Company presents separately loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreements as “non-covered loans.”  See the section entitled “Financial Discussion” within Management’s Discussion and Analysis for a table which shows the combined loan mix of the Company’s covered and non-covered loans.

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	September 30, 2009		December 31, 2008		September 30, 2008
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$165,842	8%	190,428	9%	191,861	9%
Real estate – construction, land development & other land loans	418,437	19%	481,849	22%	479,752	22%
Real estate – mortgage – residential (1-4 family) first mortgages	589,712	27%	576,884	26%	569,358	26%
Real estate – mortgage – home equity loans / lines of credit	249,650	12%	249,764	11%	243,385	11%
Real estate – mortgage – commercial and other	637,713	30%	620,444	28%	633,326	28%
Installment loans to individuals	85,840	4%	91,711	4%	93,744	4%
Subtotal	2,147,194	100%	2,211,080	100%	2,211,426	100%
Unamortized net deferred loan costs	421		235		252
Total non-covered loans	$2,147,615		2,211,315		2,211,678

The carrying amount of the covered loans at September 30, 2009 consisted of loans accounted for in accordance with FASB ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” and loans not subject to ASC 310-30 as detailed in the following table.

($ in thousands)	ASC 310-30 Loans		Non ASC 310-30 Loans	Total Covered Loans
Covered loans:

Commercial, financial, and agricultural	$	−	9,058	9,058
Real estate – construction, land development & other land loans		45,745	145,861	191,606
Real estate – mortgage – residential (1-4 family) first mortgages		−	233,622	233,622
Real estate – mortgage – home equity loans / lines of credit		−	26,351	26,351
Real estate – mortgage – commercial and other		4,287	78,979	83,266
Installment loans to individuals		−	5,536	5,536
Total		$50,032	499,407	549,439

The following table presents the loans receivable not subject to ASC 310-30 at the acquisition date of June 19, 2009.  The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond.

($ in thousands)

Contractual loan principal payments receivable	$735,186
Estimate of contractual principal not expected to be collected	(213,136)
Fair value of Non ASC 310-30 loans receivable	$522,050

Index

The following table presents the ASC 310-30 loans receivable at the acquisition date of June 19, 2009.  The Company initially applied the cost recovery method to all loans subject to ASC 310-30 at the acquisition date of June 19, 2009 due to the uncertainty as to the timing of expected cash flows as reflected in the following table.

($ in thousands)

Contractually required principal payments receivable	$93,772
Nonaccretable difference	(43,764)
Present value of cash flows expected to be collected	50,008
Accretable difference	−
Fair value of ASC 310-30 loans acquired	$50,008

The following table presents information regarding all loans accounted for under ASC 310-30, which includes the Company’s acquisition of Great Pee Dee Bancorp on April 1, 2008, and the Company’s acquisition of certain assets and liabilities of Cooperative Bank on June 19, 2009:

($ in thousands) ASC 310-30 Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
As of April 1, 2008 acquisition date	$7,663	4,695	2,968
Additions due to borrower advances	663	−	663
Change due to payments received	(510)	−	(510)
Change due to legal discharge of debt	(102)	(102)	−
Balance at December 31, 2008	7,714	4,593	3,121
Additions due to borrower advances	–	−	–
Additions due to acquisition of Cooperative Bank	93,772	43,764	50,008
Change due to payments received	–	−	–
Transfer to foreclosed real estate	(380)	−	(380)
Change due to legal discharge of debt	(23)	−	(23)
Other	(54)	77	(131)
Balance at September 30, 2009	$101,029	48,434	52,595

Each of the ASC 310-30 loans are on nonaccrual status and considered to be impaired.  Because of the uncertainty of the expected cash flows, the Company is accounting for each ASC 310-30 loan under the cost recovery method, in which all cash payments are applied to principal.  Thus, there is no accretable yield associated with the above loans.  Since the date of acquisition, there have been no amounts received in excess of the initial carrying amount of any of these impaired loans.

Index

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, and other real estate.  Nonperforming assets are summarized as follows:

	As of /for the three months ended
ASSET QUALITY DATA ($ in thousands)	Sept. 30, 2009	Dec. 31, 2008	Sept. 30, 2008

Nonaccrual loans – non-covered	$51,015	26,600	19,558
Nonaccrual loans – covered by FDIC loss share (1)	104,972	-	-
Restructured loans – non-covered	6,963	3,995	3,995
Accruing loans > 90 days past due	-	-	-
Total nonperforming loans	162,950	30,595	23,553
Other real estate – non-covered	7,549	4,832	4,565
Other real estate – covered by FDIC loss share	10,439	−	−
Total nonperforming assets	$180,938	35,427	28,118
Total nonperforming assets – non-covered	$65,527	35,427	28,118

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	0.57%	0.38%	0.18%
Nonperforming loans to total loans	6.04%	1.38%	1.06%
Nonperforming assets to total assets	5.14%	1.29%	1.04%
Allowance for loan losses to total loans	1.28%	1.32%	1.26%
Allowance for loan losses to nonperforming loans	21.14%	95.62%	118.58%

Asset Quality Ratios – Based on Non-covered Assets only
Net charge-offs to average non-covered loans - annualized	0.72%	0.38%	0.18%
Non-covered nonperforming loans to non-covered loans	2.70%	1.38%	1.06%
Non-covered nonperforming assets to total non-covered assets	2.21%	1.29%	1.04%
Allowance for loan losses to non-covered loans	1.60%	1.32%	1.26%
Allowance for loan losses to non-covered nonperforming loans	59.41%	95.62%	118.58%

(1)  At September 30, 2009, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $193.8 million.

Index

The following table presents information related to impaired loans, as defined by FASB ASC 310-10-35, “Receivables – Subsequent Measurement.”

($ in thousands)	As of /for the nine months ended September 30, 2009	As of /for the twelve months ended December 31, 2008	As of /for the nine months ended September 30, 2008

Impaired loans at period end (1)	$100,901	22,146	16,749
Average amount of impaired loans for period	44,742	12,547	10,148
Allowance for loan losses related to impaired loans at period end	6,360	2,869	2,583
Amount of impaired loans with no related allowance at period end (2)	74,424	14,609	11,309

(1)  Effective March 31, 2009, the Company increased the threshold for loans that are exempt from ASC 310-10-35 as a result of being part of a smaller-balance homogeneous group of loans that are collectively evaluated for impairment from $100,000 to $250,000.
(2)  Includes $67.7 million in net loans acquired in acquisitions that were written down on their acquisition dates by $53.7 million from a total loan balance of $121.4 million.

At each period end, all of the impaired loans were on nonaccrual status except for those classified as restructured loans (see table on previous page for balances).

Note 9 – Deferred Loan Costs

The amount of loans shown on the Consolidated Balance Sheet includes net deferred loan costs of approximately $421,000, $235,000, and $252,000 at September 30, 2009, December 31, 2008, and September 30, 2008, respectively.

Note 10 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of September 30, 2009, December 31, 2008, and September 30, 2008, and the carrying amount of unamortized intangible assets as of those same dates.  The Company recorded a core deposit premium intangible of $3,798,000 in connection with the acquisition of Cooperative Bank, which will be amortized on a straight line basis over the estimated life of the related deposits of eight years.

	September 30, 2009		December 31, 2008		September 30, 2008
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$394	234	394	210	394	203
Core deposit premiums	7,590	2,420	3,792	2,031	3,792	1,930
Total	$7,984	2,654	4,186	2,241	4,186	2,133

Unamortizable intangible assets:
Goodwill	$65,835		65,835		65,835

Amortization expense totaled $218,000 and $107,000 for the three months ended September 30, 2009 and 2008, respectively.  Amortization expense totaled $414,000 and $309,000 for the nine months ended September 30, 2009 and 2008, respectively.

The following table presents the estimated amortization expense for each of the five calendar years ending December 31, 2013 and the estimated amount amortizable thereafter.  These estimates are subject to change in future

Index

periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
Oct. 1 to Dec. 31, 2009	$217
2010	851
2011	836
2012	824
2013	714
Thereafter	1,887
Total	$5,329

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

The Company recorded pension expense totaling $937,000 and $543,000 for the three months ended September 30, 2009 and 2008, respectively, related to the Pension Plan and the SERP Plan.  The following table contains the components of the pension expense.

	For the Three Months Ended September 30,
($ in thousands)	2009 Pension Plan	2008 Pension Plan	2009 SERP Plan	2008 SERP Plan	2009 Total Both Plans	2008 Total Both Plans
Service cost – benefits earned during the period	$422	367	116	118	538	485
Interest cost	340	304	82	62	422	366
Expected return on plan assets	(250)	(361)	─	─	(250)	(361)
Amortization of transition obligation	1	─	─	─	1	─
Amortization of net (gain)/loss	191	36	27	10	218	46
Amortization of prior service cost	3	3	5	4	8	7
Net periodic pension cost	$707	349	230	194	937	543

The Company recorded pension expense totaling $2,810,000 and $1,755,000 for the nine months ended September 30, 2009 and 2008, respectively, related to the Pension Plan and the SERP Plan.  The following table contains the components of the pension expense.

	For the Nine Months Ended September 30,
($ in thousands)	2009 Pension Plan	2008 Pension Plan	2009 SERP Plan	2008 SERP Plan	2009 Total Both Plans	2008 Total Both Plans
Service cost – benefits earned during the period	$1,266	1,117	348	336	1,614	1,453
Interest cost	1,020	928	246	202	1,266	1,130
Expected return on plan assets	(749)	(1,085)	─	─	(749)	(1,085)
Amortization of transition obligation	3	2	─	─	3	2
Amortization of net (gain)/loss	571	188	81	44	652	232
Amortization of prior service cost	9	9	15	14	24	23
Net periodic pension cost	$2,120	1,159	690	596	2,810	1,755

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

Index

Note 12 – Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income.  Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards.  The components of accumulated other comprehensive income for the Company are as follows:

($ in thousands)	September 30, 2009	December 31, 2008	September 30, 2008
Unrealized gain (loss) on securities available for sale	$1,567	273	(3,061)
Deferred tax asset (liability)	(611)	(106)	1,194
Net unrealized gain (loss) on securities available for sale	956	167	(1,867)

Additional pension liability	(13,014)	(13,693)	(6,984)
Deferred tax asset	5,105	5,370	2,753
Net additional pension liability	(7,909)	(8,323)	(4,231)

Total accumulated other comprehensive income (loss)	$(6,953)	(8,156)	(6,098)

Note 13 – Fair Value

In accordance with ASC 825-10-65-1, “Financial Instruments,” the carrying amounts and estimated fair values of financial instruments at September 30, 2009 are as follows:

	September 30, 2009
($ in thousands)	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	$43,667	43,667
Due from banks, interest-bearing	232,877	232,877
Federal funds sold	7,548	7,548
Securities available for sale	168,860	168,860
Securities held to maturity	27,747	28,692
Presold mortgages in process of settlement	8,420	8,420
Loans, net of allowance	2,662,610	2,646,501
FDIC loss share receivable	210,266	210,266
Accrued interest receivable	15,163	15,163

Deposits	2,921,640	2,928,897
Securities sold under agreements to repurchase	58,209	58,209
Borrowings	176,927	145,089
Accrued interest payable	3,688	3,688

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

FDIC loss share receivable – Fair value is equal to 80% of the fair value of expected losses to be incurred and reimbursed by the FDIC.

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

As discussed in Note 2, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosure” on January 1, 2008, as it applies to financial assets and liabilities and on January 1, 2009 for non financial assets and liabilities. FASB ASC 820 provides enhanced guidance for measuring assets and liabilities using fair value and applies to situations where other standards require or permit assets or liabilities to be measured at fair value.  FASB ASC 820 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.

FASB ASC 820 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1:  Quoted prices (unadjusted) of identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:  Quoted prices for similar instrument in active or non-active markets and model-derived valuations in which all significant inputs are observable in active markets.

Index

Level 3:  Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following table summarizes the Company’s assets and liabilities that were measured at fair value at September 30, 2009.

($ in thousands)
	Fair Value at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale	$168,860	324	168,536	—

Nonrecurring
Impaired loans	94,541	—	94,541	—
Other real estate	17,988	—	17,988	—

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

Impaired loans — FASB ASC 820 applies to loans that are measured for impairment using the practical expedients permitted by FASB ASC 310-10-35.  Fair values for impaired loans in the above table are collateral dependent and are estimated based on underlying collateral values, which are then adjusted for the cost related to liquidation of the collateral.

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

     For the nine months ended September 30, 2009, the increase in the fair value of securities available for sale was $1,294,000 which is included in other comprehensive income (net of tax expense of $505,000).  For the nine months ended September 30, 2008, the decrease in the fair value of securities available for sale was $3,147,000, which is included in other comprehensive income (net of tax benefit of $1,227,000).

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

For the first nine months of 2009, the Company has accrued approximately $2,356,000 in preferred dividend payments and accreted $602,000 of the discount on the preferred stock.  These amounts are deducted from net income in computing “Net income available to common shareholders.”

Index

FORWARD-LOOKING STATEMENTS

Part I of this report contains statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties.  Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning our opinions or judgment about future events.  Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions.  For additional information that could affect the matters discussed in this paragraph, see the “Risk Factors” section of our 2008 Annual Report on Form 10-K, as updated in our Quarterly Reports on Form 10-Q for 2009.

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

Index

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

Index

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

Fair Value of Acquired Loans

We consider that the determination of the initial fair value of loans acquired in the June 19, 2009, FDIC-assisted transaction and the initial fair value of the related FDIC loss share receivable involve a high degree of judgment and complexity.  The carrying value of the acquired loans and the FDIC loss share receivable reflect management’s best estimate of the amount to be realized on each of these assets.  We determined current fair value accounting estimates of the assumed assets and liabilities in accordance with FASB ASC 805 “Business Combinations.”  However, the amount that we realize on these assets could differ materially from the carrying value reflected in our financial statements, based upon the timing of collections on the acquired loans in future periods.  To the extent the actual values realized for the acquired loans are different from the estimates, the FDIC loss share receivable will generally be impacted in an offsetting manner due to the loss-sharing support from the FDIC.

Current Accounting Matters

See Note 2 to the Consolidated Financial Statements above for information about accounting standards that we have recently adopted.

Index

RESULTS OF OPERATIONS

Overview

Net income available to common shareholders for the third quarter of 2009 was $5.4 million compared to $6.2 million reported in the third quarter of 2008.  Earnings per diluted common share were $0.32 in the third quarter of 2009 compared to $0.37 in the third quarter of 2008.  For the nine months ended September 30, 2009, net income available to common shareholders was $48.5 million compared to $17.0 million reported for the comparable period in 2008.  Earnings per diluted common share were $2.91 for the nine months ended September 30, 2009 compared to $1.07 for the same nine months in 2008.

Several significant factors affect the comparability of the 2009 and 2008 results, including the following:

•
In the second quarter of 2009, we realized a $62.1 million gain related to the acquisition of Cooperative Bank in Wilmington, North Carolina.  This gain resulted from the difference between the purchase price and the acquisition-date fair value of the acquired assets and liabilities.  The after-tax impact of this gain was $37.6 million, or $2.25 per diluted common share.

•
In the second and third quarters of 2009, we recorded acquisition related expenses related to Cooperative Bank of $792,000 and $290,000, respectively, consisting primarily of professional fees.  The after-tax impact of these expenses was $483,000 (or $0.03 per diluted common share) and $177,000 (or $0.01 per diluted common share), respectively.

•
We have recorded $1.0 million in preferred stock dividends in each of the first three quarters of 2009 related to the January 12, 2009 issuance of preferred stock to the U.S. Treasury.  These amounts have reduced our net income available to common shareholders.

•
In the second quarter of 2009, we recorded a $1.6 million expense related to a special assessment levied by the FDIC on all banks in order to replenish the FDIC insurance fund.  The after-tax impact of this assessment was $976,000, or $0.06 per diluted common share.

Update on Cooperative Bank Acquisition

On June 19, 2009, our bank subsidiary, First Bank, acquired substantially all of the assets and liabilities of Cooperative Bank, which had been closed earlier that day by regulatory authorities.  Cooperative Bank operated through twenty-one branches in North Carolina and three branches in South Carolina.  In connection with the acquisition, we assumed assets with a book value of $958 million, including $829 million in loans and $706 million in deposits. The loans and foreclosed real estate purchased are covered by a loss share agreement with the FDIC which affords us significant loss protection.  Under the loss share agreement, the FDIC will cover 80% of loan and foreclosed real estate losses up to $303 million and 95% of losses that exceed that amount.

We received a $123 million discount on the assets acquired and paid no deposit premium, which, after applying initial estimates of purchase accounting fair market value adjustments to the acquired assets and assumed deposits, resulted in a gain of $53.8 million.

During the third quarter of 2009, we obtained third-party appraisals for the majority of Cooperative’s collateral dependent problem loans.  Overall, the appraised values were higher than our original estimates made as of the acquisition date.  In addition, during the third quarter, we received payoffs related to certain loans for which losses had been anticipated.   Accordingly, as required by relevant accounting rules, we retrospectively adjusted the fair value of the loans acquired for these factors, which resulted in the acquisition gain increasing from $53.8 million to $62.1 million.  We continue to obtain more information regarding the fair value of the assets acquired.  Fair values are subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values becomes available, and thus the gain could be adjusted (up or down) in the future during the one year period.

Index

On October 9, 2009, we successfully converted Cooperative’s loan and deposit records to our computer system.  Also on that day, five branches were consolidated in market areas in which First Bank branches were in close proximity with former Cooperative Bank branches.

Balance Sheet Growth

Total assets at September 30, 2009 amounted to $3.5 billion, 30.3% higher than a year earlier.  Total loans at September 30, 2009 amounted to $2.7 billion, a 21.9% increase from a year earlier, and total deposits amounted to $2.9 billion at September 30, 2009, a 44.4% increase from a year earlier.  The primary reason for these increases was the acquisition of certain assets and liabilities of Cooperative.  See the section entitled “Financial Condition” for more detail regarding the nature of our growth.

Net Interest Income and Net Interest Margin

Net interest income for the third quarter of 2009 amounted to $30.5 million, a 33.9% increase over the third quarter of 2008.  Net interest income for the nine months ended September 30, 2009 amounted to $76.1 million, an 18.8% increase over the same nine months in 2008.

The increases in net interest income were primarily due to 1) the higher average balances of loans and deposits previously discussed, and 2) a higher net interest margin.

Our net interest margin (tax-equivalent net interest income divided by average earnings assets) in the third quarter of 2009 was 3.87%, a 13 basis point increase from the 3.74% margin realized in the second quarter of 2009 and an 8 basis point increase from the 3.79% margin realized in the third quarter of 2008.  The third quarter of 2009 was the third consecutive quarter in which there were no changes in the interest rates set by the Federal Reserve, and we were able to reprice maturing time deposits that were originated in periods of higher rates at lower levels.

Provision for Loan Losses and Asset Quality

The current economic environment has resulted in an increase in our loan losses and nonperforming assets, which has led to a significantly higher provisions for loan losses.  Our provision for loan losses amounted to $5,200,000 in the third quarter of 2009 compared to $2,851,000 in the third quarter of 2008.  The provision for loan losses for the nine months ended September 30, 2009 was $13,611,000 compared to $6,443,000 recorded in the first nine months of 2008.

The Company’s nonperforming assets that are not covered by FDIC loss sharing agreements at September 30, 2009 increased approximately $13 million to $66 million from the second quarter of 2009 and are $37 million higher than at September 30, 2008.  At September 30, 2009, the ratio of non-covered nonperforming assets to total non-covered assets was 2.21% compared to 1.81% at June 30, 2009 and 1.04% at September 30, 2008.

Noninterest Income

Total noninterest income was $5.7 million in the third quarter of 2009, a 7.1% increase from the $5.4 million recorded in the third quarter of 2008, with the increase being attributable to a larger customer base as a result of the Cooperative acquisition.

Noninterest income for the nine months ended September 30, 2009 amounted to $77.5 million compared to $15.7 million for the same nine months in 2008.  The primary reason for the increase was the $62.1 million gain realized from the Cooperative acquisition that occurred in June 2009.  Excluding that item, noninterest income declined slightly, primarily as a result of higher levels of securities losses and other miscellaneous losses experienced in 2009.

Index

Noninterest Expenses

Noninterest expenses amounted to $21.0 million in the third quarter of 2009, a 36.1% increase over the $15.4 million recorded in the same period of 2008. Noninterest expenses for the nine months ended September 30, 2009 amounted to $56.1 million, a 21.6% increase from the $46.1 million recorded in the first nine months of 2008.

The primary reasons for the increase in noninterest expenses in 2009 compared to 2008 are:

•	Incremental operating expenses associated with the Cooperative acquisition were $3.8 million in the third quarter of 2009 and were $4.1 million on a year to date basis.

•
FDIC insurance expense amounted to $1.2 million and $4.5 million for the three and nine months ended September 30, 2009, compared to $0.3 million and $0.8 million for the comparable periods of 2008, respectively.  Included in the $4.5 million in FDIC insurance expense for the nine months ended September 30, 2009 is the $1.6 million special assessment that was levied by the FDIC on all banks in the second quarter of 2009.

Our effective tax rate was approximately 38% for all periods presented.

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets.  Net interest income for the three month period ended September 30, 2009 amounted to $30,510,000, an increase of $7,725,000, or 33.9%, from the $22,785,000 recorded in the third quarter of 2008.  Net interest income on a tax-equivalent basis for the three months ended September 30, 2009 amounted to $30,731,000, an increase of $7,781,000, or 33.9%, from the $22,950,000 recorded in the third quarter of 2008.  We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended September 30,
($ in thousands)	2009	2008
Net interest income, as reported	$30,510	22,785
Tax-equivalent adjustment	221	165
Net interest income, tax-equivalent	$30,731	22,950

Net interest income for the nine months ended September 30, 2009 amounted to $76,063,000, an increase of $12,013,000, or 18.8%, from the $64,050,000 recorded in the first nine months of 2008.  Net interest income on a taxable equivalent basis for the nine months ended September 30, 2009 amounted to $76,634,000, an increase of $12,091,000, or 18.7%, from the $64,543,000 recorded in the first nine months of 2008.

	Nine Months Ended September 30,
($ in thousands)	2009	2008
Net interest income, as reported	$76,063	64,050
Tax-equivalent adjustment	571	493
Net interest income, tax-equivalent	$76,634	64,543

There are two primary factors that cause changes in the amount of net interest income we record - 1) growth in loans and deposits, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

Index

For the three and nine months ended September 30, 2009, the increases in net interest income over the comparable periods in 2008 were due primarily to growth in loans and deposits (see discussion below), with a higher net interest margin playing a lesser role.

Our net interest margin in the third quarter of 2009 was 3.87%, a 13 basis point increase from the 3.74% margin realized in the second quarter of 2009 and an 8 basis point increase from the 3.79% margin realized in the third quarter of 2008.  For the nine months ended September 30, 2009, our net interest margin was 3.78% compared to 3.76% in the comparable period of 2008.  The third quarter of 2009 was the third consecutive quarter in which there were no changes in the interest rates set by the Federal Reserve, and we were able to reprice maturing time deposits that were originated in periods of higher rates at lower levels.

Our net interest margin also benefitted from purchase accounting adjustments associated with the Cooperative acquisition and, to a lesser degree, the acquisition of Great Pee Dee Bancorp in 2008.  For the three and nine months ended September 30, 2009, we recorded $2,139,000 and $2,473,000, respectively, in net positive purchase accounting adjustments that increased net interest income, primarily related to reductions to interest expense associated with Cooperative’s time deposits.  For the three and nine months ended September 30, 2008, we recorded $366,000 and $773,000, respectively, in net purchase accounting adjustments that increased net interest income.

Index

     The following tables present net interest income analysis on a tax-equivalent basis for the three and nine month periods ended September 30, 2009 and 2008.

	For the Three Months Ended September 30,
	2009			2008
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,733,145	6.01%	$41,404	$2,195,971	6.44%	$35,556
Taxable securities	172,339	3.80%	1,650	161,589	4.60%	1,867
Non-taxable securities (2)	25,030	7.18%	453	15,983	7.96%	320
Short-term investments	219,653	0.34%	188	38,494	2.18%	211
Total interest-earning assets	3,150,167	5.50%	43,695	2,412,037	6.26%	37,954

Cash and due from banks	42,827			39,076
Premises and equipment	52,930			51,053
Other assets	273,885			67,901
Total assets	$3,519,809			$2,570,067

Liabilities
NOW accounts	$268,555	0.35%	$239	$197,710	0.19%	$94
Money market accounts	468,153	1.49%	1,755	326,995	2.28%	1,876
Savings accounts	146,145	0.98%	361	133,672	1.71%	576
Time deposits >$100,000	864,907	2.30%	5,020	539,657	3.72%	5,047
Other time deposits	907,096	2.10%	4,794	584,137	3.49%	5,131
Total interest-bearing deposits	2,654,856	1.82%	12,169	1,782,171	2.84%	12,724
Securities sold under agreements to repurchase	54,557	1.44%	198	39,293	1.96%	194
Borrowings	177,386	1.34%	597	270,865	3.06%	2,086
Total interest-bearing liabilities	2,886,799	1.78%	12,964	2,092,329	2.85%	15,004

Non-interest-bearing deposits	268,444			236,142
Other liabilities	31,233			19,359
Shareholders’ equity	333,333			222,237
Total liabilities and shareholders’ equity	$3,519,809			$2,570,067

Net yield on interest-earning assets and net interest income		3.87%	$30,731		3.79%	$22,950
Interest rate spread		3.72%			3.41%

Average prime rate		3.25%			5.00%

(1)           Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2)
Includes tax-equivalent adjustments of $221,000 and $165,000 in 2009 and 2008, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status.  This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Index

	For the Nine Months Ended September 30,
	2009			2008
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,395,019	6.01%	$107,596	$2,085,331	6.68%	$104,309
Taxable securities	166,459	4.11%	5,112	146,791	5.01%	5,506
Non-taxable securities (2)	20,382	7.52%	1,147	16,327	7.98%	977
Short-term investments	131,363	0.30%	293	43,406	2.86%	930
Total interest-earning assets	2,713,223	5.62%	114,148	2,291,855	6.51%	111,722

Cash and due from banks	39,377			39,730
Premises and equipment	52,460			49,067
Other assets	148,911			64,341
Total assets	$2,953,971			$2,444,993

Liabilities
NOW accounts	$232,051	0.29%	$496	$196,956	0.20%	$300
Money market accounts	408,665	1.59%	4,869	303,831	2.40%	5,456
Savings accounts	132,737	1.12%	1,111	124,058	1.66%	1,540
Time deposits >$100,000	709,301	2.75%	14,586	523,711	4.17%	16,345
Other time deposits	697,446	2.64%	13,756	585,511	3.95%	17,293
Total interest-bearing deposits	2,180,200	2.14%	34,818	1,734,067	3.15%	40,934
Securities sold under agreements to repurchase	53,545	1.50%	599	39,403	2.22%	656
Borrowings	142,664	1.97%	2,097	210,193	3.55%	5,589
Total interest-bearing liabilities	2,376,409	2.11%	37,514	1,983,663	3.18%	47,179

Non-interest-bearing deposits	248,166			235,750
Other liabilities	26,149			19,401
Shareholders’ equity	303,247			206,179
Total liabilities and shareholders’ equity	$2,953,971			$2,444,993

Net yield on interest-earning assets and net interest income		3.78%	$76,634		3.76%	$64,543
Interest rate spread		3.51%			3.33%

Average prime rate		3.25%			5.43%

(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2)
Includes tax-equivalent adjustments of $571,000 and $493,000 in 2009 and 2008, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status.  This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the third quarter of 2009 were $2.733 billion, which was 24.5% higher than the average loans outstanding for the third quarter of 2008 ($2.196 billion).  Average loans outstanding for the nine months ended September 30, 2009 were $2.395 billion, which was 14.9% higher than the average loans outstanding for the nine months ended September 30, 2008 ($2.085 billion).

Average total deposits outstanding for the third quarter of 2009 were $2.923 billion, which was 44.8% higher than the average deposits outstanding for the third quarter of 2008 ($2.018 billion).  Average deposits outstanding for the nine months ended September 30, 2009 were $2.428 billion, which was 23.2% higher than the average deposits outstanding for the nine months ended September 30, 2008 ($1.970 billion).  Generally, we can reinvest funds from deposits at higher yields than the interest rate being paid on those deposits, and therefore increases in deposits typically result in higher amounts of net interest income.

Index

A majority of the increases in average loans and deposits came as a result of acquisitions.  On April 1, 2008, we acquired Great Pee Dee Bancorp, which had $184 million in loans and $148 million in deposits.  On June 19, 2009, we acquired most of the assets and liabilities of Cooperative Bank, including approximately $572 million in loans and $712 million in deposits.  The effect of the higher amounts of average loans and deposits was to increase net interest income in 2009.

As a result of the lower interest rate environment in 2009 compared to 2008, the yields earned on assets and rates paid on liabilities (funding costs) have both declined.  Our funding costs have declined by a greater amount than our asset yields have decreased, which has resulted in higher net interest margins in 2009.  As derived from the above tables, in the third quarter of 2009, the average yield on interest-earning assets was 5.50%, a 76 basis point decline from the 6.26% yield in the third quarter of 2008, while the average rate on interest bearing liabilities declined by 107 basis points, from 2.85% in the third quarter of 2008 to 1.78% in the third quarter of 2009.  For the nine months ended September 30, 2009, the average yield on interest-earning assets was 5.62%, an 89 basis point decline from the 6.51% yield for the same period of 2008, while the average rate on interest bearing liabilities declined by 107 basis points, from 3.18% in 2008 to 2.11% for the first nine months of 2009.

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

The current economic environment has resulted in an increase in our loan losses and nonperforming assets, which has led to significantly higher provisions for loan losses.  Our provision for loan losses amounted to $5,200,000 in the third quarter of 2009 compared to $2,851,000 in the third quarter of 2008.  The provision for loan losses for the nine months ended September 30, 2009 was $13,611,000 compared to $6,443,000 recorded in the first nine months of 2008.

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

Our non-covered nonperforming assets at September 30, 2009 increased approximately $13 million to $66 million from the second quarter of 2009 and are $37 million higher than at September 30, 2008.  At September 30, 2009, the ratio of non-covered nonperforming assets to total non-covered assets was 2.21% compared to 1.81% at June 30, 2009 and 1.04% at September 30, 2008.

Our ratio of annualized net charge-offs to average non-covered loans was 0.72% for the third quarter of 2009 compared to 0.18% in the third quarter of 2008.  Our ratio of annualized net charge-offs to average non-covered loans was 0.52% for the first nine months of 2009 compared to 0.19% for the comparable period of 2008.

During the third quarter of 2009, our nonperforming loans that are covered by FDIC loss share agreements increased from $69 million to $105 million.  The contractual balances related to these covered non-performing loans were $194 million at September 30, 2009.

Total noninterest income was $5.7 million in the third quarter of 2009, a 7.1% increase from the $5.4 million recorded in the third quarter of 2008, with the increase being attributable to a higher customer base as a result of the Cooperative acquisition.

Noninterest income for the nine months ended September 30, 2009 amounted to $77.5 million compared to $15.7 million for the same nine months in 2008.  The primary reason for the increase was the $62.1 million gain realized from the Cooperative acquisition that occurred in June 2009.  See Note 4 to the consolidated financial statements for more information on this transaction.  Excluding that item, noninterest income declined slightly, primarily as a result of higher levels of securities losses and other miscellaneous losses experienced in 2009.

Index

Noninterest expenses amounted to $21.0 million in the third quarter of 2009, a 36.1% increase over the $15.4 million recorded in the same period of 2008. Noninterest expenses for the nine months ended September 30, 2009 amounted to $56.1 million, a 21.6% increase from the $46.1 million recorded in the first nine months of 2008.

The primary reasons for the increase in noninterest expenses in 2009 compared to 2008 are:

•	Incremental operating expenses associated with the Cooperative acquisition were $3.8 million in the third quarter of 2009 and were $4.1 million on a year to date basis.

•
FDIC insurance expense amounted to $1.2 million and $4.5 million for the three and nine months ended September 30, 2009, compared to $0.3 million and $0.8 million for the comparable periods of 2008, respectively.  Included in the $4.5 million in FDIC insurance expense for the nine months ended September 30, 2009 is $1.6 million related to a special assessment that was levied by the FDIC on all banks in the second quarter of 2009.

Noninterest expenses in 2009 have been impacted to a lesser extent by the following factors:

•
For the first seven months of 2009, we implemented a salary freeze and suspended our annual incentive bonus plan.  This resulted in savings of approximately $0.3 million and $1.2 million for the three and nine month periods ended September 30, 2009, respectively.  In August 2009, we lifted the salary freeze and authorized a limited bonus plan.

•
In the third quarter of 2009, our pension expense was $0.9 million compared to $0.5 in the third quarter of 2008.  For the first nine months of 2009, our pension expense was $2.8 million compared to $1.8 million for the same period of 2008.  The higher amounts in 2009 are primarily a result of investment losses experienced by the pension plan’s assets in 2008.  In order to manage this expense, we are no longer adding new participants to our pension plan.

•
We have had unfavorable health care costs in 2009 compared to 2008, which has negatively impacted our noninterest expenses by approximately $0.3 million and $0.9 million for the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008.  We self-insure our health care costs and have been emphasizing wellness programs in an attempt to lower this expense in the future.

•
For the three and nine month periods ended September 30, 2009, we have recorded acquisition costs directly related to the Cooperative acquisition of $0.3 million and $1.1 million, respectively, comprised primarily of professional fees.

Our effective tax rate for all periods presented was approximately 38%, and we expect to have that same rate for the foreseeable future.

The Consolidated Statements of Comprehensive Income reflect other comprehensive income of $1.6 million and $1.2 million for the three and nine month periods ended September 30, 2009, respectively, compared to other comprehensive losses amounting to $875,000 and $1.8 million for the comparable periods in 2008, respectively.  The primary component of other comprehensive income/loss for the periods presented was changes in unrealized holding gains/losses of our available for sale securities.  Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase.  Market yields for fixed rate bonds increased throughout 2008 and the first quarter of 2009 as a result of the economic recession, while market yields declined in the second and third quarters of 2009.

Index

FINANCIAL CONDITION

Total assets at September 30, 2009 amounted to $3.52 billion, 30.3% higher than a year earlier.  Total loans at September 30, 2009 amounted to $2.70 billion, a 21.9% increase from a year earlier, and total deposits amounted to $2.92 billion at September 30, 2009, a 44.4% increase from a year earlier.

The following tables present information regarding the nature of our growth for the twelve months ended September 30, 2009 and for the first nine months of 2009.

October 1, 2008 to September 30, 2009	Balance at beginning of period	Internal Growth	Growth from Acquisitions	Balance at end of period	Total percentage growth	Percentage growth, excluding acquisitions
	($ in thousands)

Loans	$2,211,678	(86,682)	572,058	2,697,054	21.9%	-3.9%

Deposits - Noninterest bearing	$235,334	(2,461)	35,224	268,097	13.9%	-1.0%
Deposits - NOW	197,942	34,310	32,015	264,267	33.5%	17.3%
Deposits - Money market	315,492	115,843	45,757	477,092	51.2%	36.7%
Deposits - Savings	124,227	(3,079)	21,243	142,391	14.6%	-2.5%
Deposits - Brokered time	46,594	33,097	42,943	122,634	163.2%	71.0%
Deposits – Internet time	1,089	(4,081)	161,672	158,680	n/m	n/m
Deposits - Time>$100,000	515,942	42,297	148,104	706,343	36.9%	8.2%
Deposits - Time<$100,000	586,202	(29,169)	225,103	782,136	33.4%	-5.0%
Total deposits	$2,022,822	186,757	712,061	2,921,640	44.4%	9.2%

January 1, 2009 to September 30, 2009
Loans	$2,211,315	(86,319)	572,058	2,697,054	22.0%	-3.9%

Deposits - Noninterest bearing	$229,478	3,395	35,224	268,097	16.8%	1.5%
Deposits - NOW	198,775	33,477	32,015	264,267	32.9%	16.8%
Deposits - Money market	340,739	90,596	45,757	477,092	40.0%	26.6%
Deposits - Savings	125,240	(4,092)	21,243	142,391	13.7%	-3.3%
Deposits – Brokered time	78,569	1,122	42,943	122,634	56.1%	1.4%
Deposits – Internet time	5,206	(8,198)	161,672	158,680	n/a	n/a
Deposits - Time>$100,000	520,198	38,041	148,104	706,343	35.8%	7.3%
Deposits - Time<$100,000	576,586	(19,553)	225,103	782,136	35.6%	-3.4%
Total deposits	$2,074,791	134,788	712,061	2,921,640	40.8%	6.5%

As derived from the table above, for the twelve months preceding September 30, 2009, our loans increased by $485 million, or 21.9%, all of which was related to our acquisition of Cooperative Bank on June 19, 2009.  Over that same period, deposits increased $899 million, or 44.4%, of which $187 million was internal growth and $712 million was from the Cooperative Bank acquisition.  For the first nine months of 2009, internally generated loans decreased $86 million, or 3.9%, while internally generated deposits increased by $135 million, or 6.5%.  We believe internally generated loans have declined due to lower loan demand in the recessionary economy, as well as an initiative that began in 2008 to require generally higher loan interest rates to better compensate us for our risk.

The deposit portfolio assumed from Cooperative Bank had a high concentration of time deposits, comprising approximately 81% of total deposits compared to our recent historical average of 55%-57%.  Time deposits are generally our bank’s most expensive funding source.  Additionally, Cooperative Bank’s time deposits were more heavily concentrated in brokered time deposits and time deposits gathered by placing interest rates on internet websites.  Prior to the Cooperative acquisition, we had $66 million in brokered deposits and $7 million in internet deposits.  The acquisition brought us an additional $43 million in brokered deposits and $162 million in internet deposits.  We believe these two types of deposit sources have little long term value, as the interest rates are relatively high and there is no opportunity to develop additional business with those customers.  We expect that our

Index

level of internet deposits will continue a steady decline in future quarters as those deposits mature because we plan to offer interest rates on renewals that are less competitive than the relatively high rates that Cooperative was offering.  We expect to replace those deposits with either retail deposits or brokered deposits at lower interest rates.

The mix of our loan portfolio remains substantially the same at September 30, 2009 compared to December 31, 2008.  The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

The following table provides additional information regarding our mix of total loans. Note 8 to the consolidated financial statements presents separate tables showing the mix of loans covered by FDIC loss sharing agreements and the mix of non-covered loans.

($ in thousands)	September 30, 2009		December 31, 2008		September 30, 2008
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Commercial, financial, and agricultural	$174,900	6%	190,428	9%	191,861	9%
Real estate – construction, land development & other land loans	610,043	23%	481,849	22%	479,752	22%
Real estate – mortgage – residential (1-4 family) first mortgages	823,334	31%	576,884	26%	569,358	26%
Real estate – mortgage – home equity loans / lines of credit	276,001	10%	249,764	11%	243,385	11%
Real estate – mortgage – commercial and other	720,979	27%	620,444	28%	633,326	28%
Installment loans to individuals	91,376	3%	91,711	4%	93,744	4%
Subtotal	2,696,633	100%	2,211,080	100%	2,211,426	100%
Unamortized net deferred loan costs	421		235		252
Total loans	$2,697,054		2,211,315		2,211,678

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

Because of the loss protection provided by the FDIC, the financial risk of the Cooperative Bank loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreements.  Accordingly, we present separately loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreements as “non-covered loans.”

Index

Nonperforming assets are summarized as follows:

	As of/for the year to date periods ended
ASSET QUALITY DATA ($ in thousands)	Sept. 30, 2009	Dec. 31, 2008	Sept. 30, 2008

Nonaccrual loans – non-covered	$51,015	26,600	19,558
Nonaccrual loans – covered by FDIC loss share (1)	104,972	-	-
Restructured loans – non-covered	6,963	3,995	3,995
Accruing loans > 90 days past due	-	-	-
Total nonperforming loans	162,950	30,595	23,553
Other real estate – non-covered	7,549	4,832	4,565
Other real estate – covered by FDIC loss share	10,439	−	−
Total nonperforming assets	$180,938	35,427	28,118
Total nonperforming assets – non-covered	$65,527	35,427	28,118

Asset Quality Ratios – All Assets

Net charge-offs to average loans - annualized	0.47%	0.24%	0.19%
Nonperforming loans to total loans	6.04%	1.38%	1.06%
Nonperforming assets to total assets	5.14%	1.29%	1.04%
Allowance for loan losses to total loans	1.28%	1.32%	1.26%
Allowance for loan losses to nonperforming loans	21.14%	95.62%	118.58%

Asset Quality Ratios – Based on Non-covered Assets only

Net charge-offs to average non-covered loans - annualized	0.52%	0.24%	0.19%
Non-covered nonperforming loans to non-covered loans	2.70%	1.38%	1.06%
Non-covered nonperforming assets to total non-covered assets	2.21%	1.29%	1.04%
Allowance for loan losses to non-covered loans	1.60%	1.32%	1.26%
Allowance for loan losses to non-covered nonperforming loans	59.41%	95.62%	118.58%

(1)  At September 30, 2009, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $193.8 million.

We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

Consistent with the recessionary economy, we have experienced increases in loan losses, delinquencies and nonperforming assets.  Our total nonperforming assets were also significantly impacted by the Cooperative acquisition. Our non-covered nonperforming assets were $65.5 million at September 30, 2009 compared to $35.4 million at December 31, 2008 and $28.1 million at September 30, 2008.  Our ratio of annualized net charge-offs to average non-covered loans was 0.72% for the third quarter of 2009 compared to 0.18% in the third quarter of 2008.  Our ratio of annualized net charge-offs to average non-covered loans was 0.52% for the nine months ended September 30, 2009 compared to 0.19% for the comparable period of 2008.

Index

The following is the composition by loan type of all of our nonaccrual loans at each period end:

	At September 30, 2009 (1)	At December 31, 2008	At September 30, 2008
Commercial, financial, and agricultural	$3,031	1,726	2,912
Real estate – construction, land development, and other land loans	92,663	6,936	3,165
Real estate – mortgage – residential (1-4 family) first mortgages	33,759	10,856	6,372
Real estate – mortgage – home equity loans/lines of credit	6,072	2,242	2,393
Real estate – mortgage – commercial and other	19,132	3,624	3,615
Installment loans to individuals	1,330	1,216	1,101
Total nonaccrual loans	$155,987	26,600	19,558

(1)	Includes both covered and non-covered loans.

The following segregates our nonaccrual loans at September 30, 2009 into covered and non-covered loans:

	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$224	2,807	3,031
Real estate – construction, land development, and other land loans	70,082	22,581	92,663
Real estate – mortgage – residential (1-4 family) first mortgages	19,415	14,344	33,759
Real estate – mortgage – home equity loans/lines of credit	2,263	3,809	6,072
Real estate – mortgage – commercial and other	12,896	6,236	19,132
Installment loans to individuals	92	1,238	1,330
Total nonaccrual loans	$104,972	51,015	155,987

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

Our provision for loan losses amounted to $5.2 million in the third quarter of 2009 compared to $2.9 in the third quarter of 2008.  The provision for loan losses for the nine month period ended September 30, 2009 was $13.6 million compared to $6.4 recorded in the first nine months of 2008.  The higher 2009 amounts were due to negative trends in asset quality as previously discussed.

In the third quarter of 2009, we recorded $3.9 million in net charge-offs, which amounted to 0.72% annualized net charge-offs to average non-covered loans, compared to $1.0 million (0.18%) in the third quarter of 2008.  For the nine month period ended September 30, 2009, we recorded net charge-offs of $8.4 million, which amounted to 0.52% annualized net charge-offs to average non-covered loans, compared to $3.0 million (0.19%) for the same period of 2008.  Our ratio of non-covered nonperforming assets to total non-covered assets was 2.21% at September 30, 2009 compared to 1.04% at September 30, 2008.

At September 30, 2009, the allowance for loan losses amounted to $34.4 million compared to $29.3 million at December 31, 2008 and $27.9 million at September 30, 2008.  The allowance for loan losses as a percentage of total non-covered loans was 1.60% at September 30, 2009, 1.32% at December 31, 2008, and 1.26% at September 30, 2008.

We believe our reserve levels are adequate to cover probable loan losses on the loans outstanding as of each

Index

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

	Nine Months Ended September 30,	Twelve Months Ended December 31,	Nine Months Ended September 30,
($ in thousands)	2009	2008	2008

Total loans outstanding at end of period	$2,697,054	2,211,315	2,211,678
Non-covered loans outstanding at end of period	$2,147,615	2,211,315	2,211,678
Covered loans outstanding at end of period	$549,439	−	−
Average amount of non-covered loans outstanding	$2,182,045	2,117,028	2,085,331

Allowance for loan losses, at beginning of period	$29,256	21,324	21,324

Loans charged-off:
Commercial, financial and agricultural	(1,664)	(992)	(202)
Real estate - mortgage	(5,770)	(2,932)	(2,018)
Installment loans to individuals	(939)	(1,008)	(706)
Overdraft protection	(515)	(706)	(525)
Total charge-offs	(8,888)	(5,638)	(3,451)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	14	31	26
Real estate - mortgage	231	264	236
Installment loans to individuals	103	111	84
Overdraft protection	117	126	108
Total recoveries	465	532	454
Net charge-offs	(8,423)	(5,106)	(2,997)

Additions to the allowance charged to expense	13,611	9,880	6,443
Additions related to loans assumed in corporate acquisitions	−	3,158	3,158

Allowance for loan losses, at end of period	$34,444	29,256	27,928

Ratios:
Net charge-offs (annualized) as a percent of average non- covered loans	0.52%	0.24%	0.19%
Allowance for loan losses as a percent of non-covered loans at end of period	1.60%	1.32%	1.26%

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at September 30, 2009, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2008.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following four sources - 1) an approximately $717 million line of credit with the Federal Home Loan Bank (of which $130 million was outstanding at September 30, 2009), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at September 30, 2009), 3) an approximately $81 million line of

Index

credit through the Federal Reserve Bank of Richmond’s discount window (none of which was outstanding at September 30, 2009) and 4) a $20 million line of credit with a commercial bank (none of which was outstanding on September 30, 2009).  In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was further reduced by $170 million and $75 million at September 30, 2009 and December 31, 2008, respectively, as a result of our pledging letters of credit for public deposits at each of those dates.  Unused and available lines of credit amounted to $568 million at September 30, 2009 compared to $346 million at December 31, 2008.

Our overall liquidity has improved significantly during the first nine months of 2009.  As noted previously, excluding the Cooperative acquisition, we have experienced $135 million in deposit growth and our loans have decreased $45 million, thereby creating $180 million in additional liquidity.  Additionally, the receipt of $65 million in proceeds from the sale of preferred stock to the US Treasury improved our liquidity.  There was no significant impact on our liquidity as a result of the Cooperative acquisition. Although our liquid assets (cash and securities) as a percentage of our total deposits and borrowings decreased from 16.5% at December 31, 2008 to 15.2% at September 30, 2009, the growth in our deposits has lessened our reliance on borrowings, which have declined by $210 million during 2009, and we have $222 million more in unused lines of credit available compared to December 31, 2008.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics.  We have not engaged in derivative activities through September 30, 2009, and have no current plans to do so.

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

At September 30, 2009, our capital ratios exceeded the regulatory minimum ratios discussed above.  The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	Sept. 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008
Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	13.04%	12.89%	9.40%	9.29%
Minimum required Tier I capital	4.00%	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	14.29%	14.15%	10.65%	10.54%
Minimum required total risk-based capital	8.00%	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted most recent quarter average assets	9.12%	10.71%	8.10%	8.12%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%	4.00%

Tangible common equity to tangible assets	5.70%	5.82%	5.67%	5.75%

The significant increase in our capital ratios from December 31, 2008 to March 31, 2009 was a result of our January 9, 2009 sale of $65 million of preferred stock to the U.S. Treasury Department (see Note 14 to the consolidated financial statements for additional discussion).

Our bank subsidiary is also subject to capital requirements similar to those discussed above.  The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above.  At September 30, 2009, our bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

Index

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary, since January 1, 2009 that have not previously been discussed.  In Virginia, First Bank does business as “First Bank of Virginia.”

•	The conversion of Cooperative Bank’s computer systems to First Bank’s system and certain branch consolidations were completed on October 9, 2009.

•
On September 14, 2009, the Company reported that it had been recognized for the second year in a row by investment banking firm Sandler O’Neill & Partners, L.P., as one of the top performing small-cap banks in the nation.  New York-based Sandler O’Neill is one of the best-known and most highly regarded investment firms specializing in the commercial banking industry.  Please contact the Company if you would like a copy of this press release.

•
First Bank has elected to continue to participate in the FDIC’s Transaction Account Guarantee Program.  Under the program, through June 30, 2010, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage under this program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

•
The Company has received regulatory approval to open a full-service bank branch in Christiansburg, Virginia.  Construction of a branch facility has begun and the Company anticipates the opening the branch in the spring of 2010.  This will be the Company’s sixth branch in southwestern Virginia.

•
In December 2009, First Bank plans to move into a newly constructed branch office in Leland, North Carolina that is in close proximity to the two existing First Bank branches.  The two existing branches will be closed.

•
In December 2009, First Bank plans to close its bank branch located at Market Commons in Myrtle Beach, South Carolina.  Customer accounts will be transferred to First Bank’s branch located in Little River, South Carolina.

•
On August 27, 2009, the Company announced a quarterly cash dividend of $0.08 cents per share payable on October 23, 2009 to shareholders of record on September 30, 2009.  The is the same dividend rate as the Company declared in the first and second quarters of 2009 and is a decrease from the $0.19 rate paid in the comparable quarter in 2008.  The dividend rate was reduced in order to conserve capital in light of current economic conditions.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first nine months of 2009.  At September 30, 2009, we had approximately 235,000 shares available for repurchase under existing authority from our board of directors.  We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations.  However, as a result of our participation in the U.S. Treasury’s Capital Purchase Program, we are prohibited from buying back stock without the permission of the Treasury until the preferred stock issued under that program is redeemed.  See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings.  Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to the various categories of earning assets and interest-bearing liabilities.  It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations.  Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates.  Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin).  Over the past five calendar years, our net interest margin has ranged from a low of 3.74% (realized in 2008) to a high of 4.33% (realized in 2005).  During that five year period, the prime rate of interest ranged from a low of 3.25% (which was the rate at September 30, 2009) to a high of 8.25%.  Our net interest margin for the nine-month period ended September 30, 2009 was 3.78%.

Using stated maturities for all instruments, we have more interest-bearing liabilities than earning assets that are subject to interest rate changes within one year.  This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment.  However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions.  Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products.  For example, included in interest-bearing liabilities subject to interest rate changes within one year at September 30, 2009 are NOW, savings, and certain types of money market deposits with interest rates set by management.  These types of deposits historically have not repriced with or in the same proportion as general market indicators.

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

From September 2007 to December 2008, in response to the declining economy, the Federal Reserve announced a series of interest rate reductions with rate cuts totaling 500 basis points and rates reaching historic lows.  As noted above, our net interest margin is negatively impacted, at least in the short-term, by reductions in interest rates.  In addition to the initial normal decline in net interest margin that we experience when interest rates are reduced (as discussed above), the cumulative impact of the magnitude of 500 basis points in interest rate cuts is expected to amplify and lengthen the negative impact on our net interest margin in 2009 and possibly beyond.  This is primarily due to our inability to cut a large portion of our interest-bearing deposits by any significant amount due to their already near-zero interest rate.  Also, for many of our deposit products, including time deposits that have recently matured, we have been unable to lower the interest rates we pay our customers by the full 500 basis point interest rate decrease due to competitive pressures.  The impact of the declining rate environment was mitigated by an initiative we began in late 2007 to add interest rate floors to our adjustable rate loans.  At December 31, 2008, adjustable rate loans totaling $411 million (42% of all adjustable rate loans) had reached their contractual floors and no longer subjected us to risk in the event of further rate cuts.  The net impact of those factors was that our net interest margin steadily declined from 4.03% in the second quarter of 2007 to 3.68% in the first quarter of 2009.  However, the third quarter of 2009 was the

Index

third consecutive quarter in which there were no changes in Federal Reserve interest rates, which resulted in our net interest margin increasing for the second consecutive quarter as we were able to renew matured time deposits at lower rates with only a minimal decrease in our asset yields.  Since hitting a recent low of 3.68% in the first quarter of 2009, our net interest margin increased to 3.74% in the second quarter of 2009 and 3.87% in the third quarter of 2009.
Due to the recent acquisition date, we have not yet fully analyzed the impact that the acquisition from Cooperative Bank will have on our net interest margin or our overall interest rate risk profile.  According to a recent interest rate risk report prepared by a consultant of Cooperative, the consultant estimated that Cooperative would perform better in a rising interest rate environment than in a declining interest rate environment. The impact of changes in interest rates on Cooperative was not excessive in our judgment, and thus we do not expect a significant impact on interest rate risk related to the Cooperative acquisition.

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

Index

Part II.  Other Information

Item 1A.  Risk Factors

In addition to those risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and Item 1A of our Quarterly Reports on Form 10-Q for prior quarters of 2009, we update the following risk factor.

The $62.1 million gain we recorded in connection with the acquisition of Cooperative could be retroactively decreased.

We accounted for the Cooperative acquisition under the purchase method of accounting, recording the acquired assets and liabilities of Cooperative at fair value based on preliminary purchase accounting adjustments.  Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving a significant amount of judgment regarding estimates and assumptions.  Based on the preliminary adjustments made, the fair value of the assets we acquired exceeded the fair value of the liabilities assumed by $53.8 million, which resulted in a gain for our company.  During the third quarter of 2009, we obtained third-party appraisals for the majority of Cooperative’s collateral dependent problem loans.  Overall, the appraised values were higher than our original estimates made as of the acquisition date.  In addition, during the third quarter, we received payoffs related to certain loans for which losses had been anticipated.   Accordingly, as required by relevant accounting rules, we retrospectively adjusted the fair value of the loans acquired for these factors, which resulted in the gain being adjusted upward to $62.1 million.

Under purchase accounting, we have until one year after the acquisition to finalize the fair value adjustments, meaning that until then we could materially adjust the fair value estimates of Cooperative’s assets and liabilities based on new or updated information.  Such adjustments could reduce or eliminate the extent by which the assets acquired exceeded the liabilities assumed and would result in a retroactive decrease to the $62.1 million gain.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2009 to July 31, 2009	–	–	–	234,667
August 1, 2009 to August 31, 2009	–	–	–	234,667
September 1, 2009 to September 30, 2009	–	–	–	234,667
Total	–	–	–	234,667	(2)

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

(2)
The table above does not include shares that were used by option holders to satisfy the exercise price of the call options we issued to our employees and directors pursuant to our stock option plans.  In August 2009, a total of 783 shares of our common stock, with a weighted average market price of $18.67 per share, were used to satisfy an exercise of options.

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

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.b to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

4.b	Form of Certificate for Series A Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and is incorporated herein by reference.

4.c	Warrant for Purchase of Shares of Common Stock was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and is incorporated herein by reference.

10.a	Amended Form of Waiver by Senior Officers (TARP Capital Purchase Program).

Index

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Share Dividends.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

November 9, 2009	BY:/s/ Jerry L. Ocheltree
Jerry L. Ocheltree
President, Chief Executive Officer (Principal Executive Officer), Treasurer and Director

November 9, 2009	BY:/s/ Anna G. Hollers
Anna G. Hollers
Executive Vice President, Chief Operating Officer and Secretary

November 9, 2009	BY:/s/ Eric P. Credle
Eric P. Credle
Executive Vice President and Chief Financial Officer