Form 10-K
period 2009-12-31
FIRST BANCORP /NC/
filed 2010-03-16
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File Number  0-15572

FIRST BANCORP

(Exact Name of Registrant as Specified in its Charter)

North Carolina	56-1421916
(State of Incorporation)	(I.R.S. Employer Identification Number)

341 North Main Street, Troy, North Carolina	27371-0508
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:	(910) 576-6171

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, No Par Value	The Nasdaq Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  ☐  YES  ☒  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  ☐  YES  ☒  NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  YES  ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  ☐  YES  ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

☐ Large Accelerated File	☒ Accelerated Filer	☐ Non-Accelerated Filer	☐ Smaller Reporting Company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  YES  ☒  NO

The aggregate market value of the Common Stock, no par value, held by non-affiliates of the registrant, based on the closing price of the Common Stock as of June 30, 2009 as reported by The NASDAQ Global Select Market, was approximately $231,067,238.

The number of shares of the registrant’s Common Stock outstanding on March 4, 2010 was 16,736,730.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

		Begins on
		Page (s)

Forward-Looking Statements		5
	PART I
Item 1	Business	5
Item 1A	Risk Factors	18
Item 1B	Unresolved Staff Comments	23
Item 2	Properties	23
Item 3	Legal Proceedings	23

	PART II
Item 5	Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities	24, 60
Item 6	Selected Consolidated Financial Data	27, 60
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
	Overview – 2009 Compared to 2008	28
	Overview – 2008 Compared to 2007	30
	Outlook for 2010	31
	Critical Accounting Policies	32
	Merger and Acquisition Activity	34
	Statistical Information
	Net Interest Income	36, 61
	Provision for Loan Losses	38, 68
	Noninterest Income	39, 62
	Noninterest Expenses	40, 63
	Income Taxes	41, 63
	Stock-Based Compensation	41
	Distribution of Assets and Liabilities	45, 63
	Securities	45, 64
	Loans	47, 66
	Nonperforming Assets	48, 68
	Allowance for Loan Losses and Loan Loss Experience	50, 69
	Deposits and Securities Sold Under Agreements to Repurchase	51, 71
	Borrowings	53
	Liquidity, Commitments, and Contingencies	54, 73
	Capital Resources and Shareholders’ Equity	55, 75
	Off-Balance Sheet Arrangements and Derivative Financial Instruments	57
	Return on Assets and Equity	57, 74
	Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk)	57, 72
	Inflation	59
	Current Accounting Matters	59
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	59
Item 8	Financial Statements and Supplementary Data:
	Consolidated Balance Sheets as of December 31, 2009 and 2008	77
	Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2009	78

		Begins on
		Page (s)
	Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2009	79
	Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2009	80
	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2009	81
	Notes to Consolidated Financial Statements	82
	Reports of Independent Registered Public Accounting Firm	131
	Selected Consolidated Financial Data	60
	Quarterly Financial Summary	76

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	133
Item 9A	Controls and Procedures	133
Item 9B	Other Information	134

	PART III
Item 10	Directors, Executive Officers and Corporate Governance	134*
Item 11	Executive Compensation	134*
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	134*
Item 13	Certain Relationships and Related Transactions, and Director Independence	134*
Item 14	Principal Accountant Fees and Services	134*

	PART IV
Item 15	Exhibits and Financial Statement Schedules	135

	SIGNATURES	138

*
Information called for by Part III (Items 10 through 14) is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2010.

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

PART I

Item 1.  Business

General Description

The Company

First Bancorp (the “Company”) is a bank holding company.  The principal activity of the Company is the ownership and operation of First Bank (the “Bank”), a state-chartered bank with its main office in Troy, North Carolina.  The Company also owns and operates a nonbank subsidiary, Montgomery Data Services, Inc. (“Montgomery Data”), a data processing company.  This subsidiary is fully consolidated for financial reporting purposes.  The Company is also the parent to a series of statutory business trusts organized under the laws of the State of Delaware that were created for the purpose of issuing trust preferred debt securities.  The Company’s outstanding debt associated with these trusts was $46.4 million at December 31, 2009 and 2008.

The Company was incorporated in North Carolina on December 8, 1983, as Montgomery Bancorp, for the purpose of acquiring 100% of the outstanding common stock of the Bank through a stock-for-stock exchange.  On December 31, 1986, the Company changed its name to First Bancorp to conform its name to the name of the Bank, which had changed its name from Bank of Montgomery to First Bank in 1985.

The Bank was organized in 1934 and began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated.   As of December 31, 2009, the Bank operated in a 36-county area centered in Troy, North Carolina.  Troy, population 3,500, is located in the center of Montgomery County, approximately 60 miles east of Charlotte, 50 miles south of Greensboro, and 80 miles southwest of Raleigh.  The Bank conducts business from 91 branches covering a geographical area from Little River, South Carolina to the southeast, to Wilmington, North Carolina to the east, to Kill Devil Hills, North Carolina to the northeast, to Radford, Virginia to the north, to Wytheville, Virginia to the northwest, and to Harmony, North Carolina to the west.  The Bank also has a loan production office in Blacksburg, which is located in southwestern Virginia and represents the Bank’s furthest location to the north of Troy.  Of the Bank’s 91 branches, 77 are in North Carolina, with nine branches in South Carolina and five branches in Virginia (where the Bank operates under the name “First Bank of Virginia”).  Ranked by assets, the Bank was the sixth largest bank headquartered in North Carolina as of December 31, 2009.

On June 19, 2009, the Bank acquired substantially all of the assets and liabilities of Cooperative Bank, which had been closed earlier that day by regulatory authorities.  Cooperative Bank operated through twenty-four branches located primarily in the coastal region of North Carolina.  In connection with the acquisition, the Bank assumed assets with a book value of $959 million, including $829 million in loans and $706 million in deposits.  The loans and foreclosed real estate purchased are covered by loss share agreements between the Federal Deposit Insurance Corporation (FDIC) and First Bank which affords the Bank significant loss protection.  The Company recorded a gain of $67.9 million as a result of this acquisition.  Additional information regarding this transaction is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the audited consolidated financial statements.

As of December 31, 2009, the Bank had two wholly owned subsidiaries, First Bank Insurance Services, Inc. (“First Bank Insurance”) and First Troy SPE, LLC.  First Bank Insurance was acquired as an active insurance agency in 1994 in connection with the Company’s acquisition of a bank that had an insurance subsidiary.  On December 29, 1995, the insurance agency operations of First Bank Insurance were divested.  From December 1995 until October 1999, First Bank Insurance was inactive.  In October 1999, First Bank Insurance began operations again as a provider of non-FDIC insured investments and insurance products.  Currently, First Bank Insurance’s primary business activity is the placement of property and casualty insurance coverage.  First Troy SPE, LLC, which was organized in December 2009, is a holding entity for certain foreclosed properties.

The Company’s principal executive offices are located at 341 North Main Street, Troy, North Carolina 27371-0508, and its telephone number is (910) 576-6171.  Unless the context requires otherwise, references to the “Company” in this annual report on Form 10-K shall mean collectively First Bancorp and its consolidated subsidiaries.

General Business

The Bank engages in a full range of banking activities, with the acceptance of deposits and the making of loans being its most basic activities.  The Bank offers deposit products such as checking, savings, NOW and money market accounts, as well as time deposits, including various types of certificates of deposits (CDs) and individual retirement accounts (IRAs).  For business customers, the Bank offers repurchase agreements (also called securities sold under agreement to repurchase), which are similar to interest-bearing deposits and allow the Bank to pay interest to business customers without statutory limitations on the number of withdrawals that these customers can make.  The Bank provides loans for a wide range of consumer and commercial purposes, including loans for business, agriculture, real estate, personal uses, home improvement and automobiles.  The Bank also offers credit cards, debit cards, letters of credit, safe deposit box rentals, bank money orders and electronic funds transfer services, including wire transfers.  In addition, the Bank offers internet banking, mobile banking, cash management and bank-by-phone capabilities to its customers, and is affiliated with ATM networks that give Bank customers access to 55,000 ATMs, with no surcharge fee.  In 2007, the Bank introduced remote deposit capture, which provides business customers with a method to electronically transmit checks received from customers into their bank account without having to visit a branch.  In 2008, the Bank joined the Certificate of Deposit Account Registry Service (CDARS), which gives our customers the ability to obtain FDIC insurance on deposits of up to $50 million, while continuing to work directly with their local First Bank branch.

Because the majority of the Bank’s customers are individuals and small to medium-sized businesses located in the counties it serves, management does not believe that the loss of a single customer or group of customers would have a material adverse impact on the Bank.  There are no seasonal factors that tend to have any material effect on the Bank’s business, and the Bank does not rely on foreign sources of funds or income.  Because the Bank operates primarily within the coastal and central Piedmont regions of North Carolina, the economic conditions of those areas could have a material impact on the Company.  See additional discussion below in the section entitled “Territory Served and Competition.”

Beginning in 1999, First Bank Insurance began offering non-FDIC insured investment and insurance products, including mutual funds, annuities, long-term care insurance, life insurance, and company retirement plans, as well as financial planning services (the “investments division”).  In May 2001, First Bank Insurance added to its product line when it acquired two insurance agencies that specialized in the placement of property and casualty insurance.  In October 2003, the “investments division” of First Bank Insurance became a part of the Bank.  The primary activity of First Bank Insurance is now the placement of property and casualty insurance products.  In February 2010, First Bank Insurance reported that it had acquired The Insurance Center, Inc., a Troy-based property and casualty insurance agency with approximately 500 customers.

Montgomery Data’s primary business is to provide electronic data processing services for the Bank.  Ownership and operation of Montgomery Data allows the Company to do all of its electronic data processing without paying fees for such services to an independent provider.  Maintaining its own data processing system also allows the Company to adapt the system to its individual needs and to the services and products it offers. Although not a significant source of income, Montgomery Data has historically made its excess data processing capabilities available to area financial institutions for a fee.  For the years ended December 31, 2009, 2008 and 2007, external customers provided gross revenues of $139,000, $167,000 and $204,000, respectively.  As of December 31, 2009 Montgomery Data had one outside customer.  However this customer terminated its service agreement with Montgomery Data effective in January 2010.  In light of the demands of providing service to the Bank, the Company has decided to discontinue this service for third parties, and the Company expects to merge Montgomery Data into the Bank in 2010.

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

First Bancorp Capital Trust II and First Bancorp Capital Trust III were organized in December 2003 for the purpose of issuing $20.6 million in debt securities ($10.3 million was issued from each trust).  These borrowings are due on January 23, 2034 and are also structured as trust preferred capital securities in order to qualify as regulatory capital.  These debt securities are callable by the Company at par on any quarterly interest payment date beginning on January 23, 2009.  The interest rate on these debt securities adjusts on a quarterly basis at a weighted average rate of three-month LIBOR plus 2.70%.

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

Territory Served and Competition

The Company’s headquarters are located in Troy, Montgomery County, North Carolina.  The Company serves primarily the south central area of the Piedmont and the southeastern coastal regions of North Carolina, with additional operations in northeastern South Carolina and southwestern Virginia.  The following table presents, for each county where the Company operates, the number of bank branches operated by the Company within the county at December 31, 2009, the approximate amount of deposits with the Company in the county as of December 31, 2009, the Company’s approximate deposit market share at June 30, 2009, and the number of bank competitors located in the county at June 30, 2009.

County	Number of Branches	Deposits (in millions)	Market Share	Number of Competitors
Anson, NC	1	$11	4.2%	5
Beaufort, NC	3	48	6.3%	6
Bladen, NC	1	29	11.4%	5
Brunswick, NC	4	103	4.3%	12
Cabarrus, NC	2	36	1.9%	11
Carteret, NC	2	42	4.7%	8
Chatham, NC	2	75	11.5%	10
Chesterfield, SC	3	76	21.0%	7
Columbus, NC	2	45	6.3%	6
Dare, NC	1	18	1.8%	11
Davidson, NC	3	106	4.2%	10
Dillon, SC	3	72	26.6%	3
Duplin, NC	3	125	26.3%	6
Florence, SC	2	34	1.7%	14
Guilford, NC	1	54	0.6%	21
Harnett, NC	3	123	13.1%	10
Horry, SC	1	7	0.1%	26
Iredell, NC	2	35	1.5%	22
Lee, NC	4	201	24.9%	10
Montgomery, NC	5	104	38.1%	4
Montgomery, VA	1	33	1.9%	13
Moore, NC	11	464	23.6%	11
New Hanover, NC	5	194	5.0%	19
Onslow, NC	2	52	4.9%	9
Pulaski, VA	1	22	5.7%	8
Randolph, NC	4	69	3.6%	15
Richmond, NC	1	23	5.0%	6
Robeson, NC	5	187	17.3%	10
Rockingham, NC	1	28	2.4%	11
Rowan, NC	2	54	3.5%	12
Scotland, NC	2	59	17.7%	6
Stanly, NC	4	96	10.2%	6
Wake, NC	1	16	0.1%	30
Washington, VA	1	26	2.0%	16
Wythe, VA	2	62	10.7%	10
Brokered & Internet Deposits	-	204
Total	91	$2,933

The Company’s 91 branches and facilities are primarily located in small communities whose economies are based primarily on services, manufacturing and light industry.  Although the Company’s market is predominantly small communities and rural areas, the market area is not dependent on agriculture.  Textiles, furniture, mobile homes, electronics, plastic and metal fabrication, forest products, food products, chicken hatcheries, and cigarettes are among the leading manufacturing industries in the trade area.  Leading producers of lumber and rugs are located in Montgomery County, North Carolina.  The Pinehurst area within Moore County, North Carolina, is a widely known golf resort and retirement area.  The High Point, North Carolina, area is widely known for its furniture market.  New Hanover and Brunswick Counties, located in the southeastern coastal region of North Carolina, are popular with tourists and have significant retirement populations.  Additionally, several of the communities served by the Company are “bedroom” communities of large cities like Charlotte, Raleigh and Greensboro, while several branches are located in medium-sized cities such as Albemarle, Asheboro, High Point, Southern Pines and Sanford.  The Company also has branches in small communities such as Bennett, Polkton, Vass, and Harmony.

Approximately 16% of the Company’s deposit base is in Moore County.  Accordingly, material changes in competition, the economy or population of Moore County could materially impact the Company.  No other county comprises more than 10% of the Company’s deposit base.

The Company competes in its various market areas with, among others, several large interstate bank holding companies.  These large competitors have substantially greater resources than the Company, including broader geographic markets, higher lending limits and the ability to make greater use of large-scale advertising and promotions.  A significant number of interstate banking acquisitions have taken place in the past decade, thus further increasing the size and financial resources of some of the Company’s competitors, two of which are among the largest bank holding companies in the nation.  In many of the Company’s markets, the Company also competes against banks that have been organized within the past ten to fifteen years.  These new banks have often focused on loan and deposit balance sheet growth, and not necessarily on earnings profitability.  This strategy often allows them to offer more attractive terms on loans and deposits than the Company is able to offer because the Company must achieve an acceptable level of profitability.  Moore County, which as noted above comprises a disproportionate share of the Company’s deposits, is a particularly competitive market, with at least eleven other financial institutions having a physical presence.  See “Supervision and Regulation” below for a further discussion of regulations in the Company’s industry that affect competition.

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

Mergers and Acquisitions

As part of its operations, the Company has pursued an acquisition strategy over the years to augment its internal growth.  The Company regularly evaluates the potential acquisition of, or merger with, various financial institutions.  The Company’s acquisitions have generally fallen into one of three categories - 1) an acquisition of a financial institution or branch thereof within a market in which the Company operates, 2) an acquisition of a financial institution or branch thereof in a market contiguous or nearly contiguous to a market in which the Company operates, or 3) an acquisition of a company that has products or services that the Company does not currently offer.  Historically, the Company has paid for its acquisitions with cash and/or common stock and any operating income or loss has been fully borne by the Company beginning on the closing date of the acquisition.

In 2009, FDIC-assisted acquisitions began to occur frequently as banking regulators closed problem banks.  In FDIC-assisted transactions, the acquiring bank often does not pay any consideration for the failed bank, and in some cases receives cash from the FDIC as part of the transaction.  In addition, the acquiring bank usually enters into one or more loss share agreements with the FDIC, which affords the acquiring bank significant loss protection.  As discussed below, the Company completed a FDIC-assisted transaction in 2009.

The Company believes that it can enhance its earnings by pursuing these types of acquisition opportunities through any combination or all of the following:  1) achieving cost efficiencies, 2) enhancing the acquiree’s earnings or gaining new customers by introducing a more successful banking model with more products and services to the acquiree’s market base, 3) increasing customer satisfaction or gaining new customers by providing more locations for the convenience of customers, and 4) leveraging the Company’s customer base by offering new products and services.  There is also the possibility, especially in a FDIC-assisted transaction, to record a gain on the acquisition date arising from the difference between the purchase price and the acquisition date fair value of the acquired assets and liabilities.

Since 2000, the Company has completed acquisitions in each of the three categories described above.  During that time, the Company has 1) completed four whole-bank traditional acquisitions, with one being in its existing market areas and the other three being in contiguous markets, with total assets exceeding $700 million, 2) purchased ten bank branches from other banks (both in existing market area and in contiguous/nearly contiguous markets) with total assets of approximately $250 million, and 3) acquired two insurance agencies, which provided the Company with the ability to offer property and casualty insurance coverage.

In addition to the traditional acquisitions discussed above, on June 19, 2009, the Bank acquired substantially all of the assets and liabilities of Cooperative Bank in a FDIC-assisted transaction.  Cooperative Bank operated through twenty-one branches in North Carolina and three branches in South Carolina in the same markets in which the Bank was already operating, as well as in several new, mostly contiguous markets.  In connection with the acquisition, First Bank assumed assets with a book value of $959 million, including $829 million in loans and $706 million in deposits.  The loans and foreclosed real estate purchased are covered by two loss share agreements with the FDIC, which afford First Bank significant loss protection.  Under the loss share agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $303 million and 95% of losses in excess of that amount.  The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction.  New loans made after that date are not covered by the loss share agreements.  The Company received $26 million from the FDIC as result of this acquisition and recorded an acquisition gain of $67.9 million.

There are many factors that the Company considers when evaluating how much to offer for potential acquisition candidates (including FDIC-assisted transactions) with a few of the more significant factors being  projected impact on earnings per share, projected impact on capital, and projected impact on book value and tangible book value.  Significant assumptions that affect this analysis include the estimated future earnings stream of the acquisition candidate, estimated credit and other losses to be incurred, the amount of cost efficiencies that can be realized, and the interest rate earned/lost on the cash received/paid.  In addition to the earnings per share comparison, the Company also considers other factors including (but not limited to) marketplace acquisition statistics, location of the candidate in relation to the Company’s expansion strategy, market growth potential, management of the candidate, potential integration issues (including corporate culture), and the size of the acquisition candidate.

The Company plans to continue to evaluate acquisition opportunities that could potentially benefit the

Company and its shareholders.  These opportunities may include acquisitions that do not fit the categories discussed above.

For a further discussion of recent acquisition activity, see “Merger and Acquisition Activity” under Item 7 below.

Employees

As of December 31, 2009, the Company had 728 full-time and 72 part-time employees.  The Company is not a party to any collective bargaining agreements and considers its employee relations to be good.

Supervision and Regulation

As a bank holding company, the Company is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the North Carolina Office of the Commissioner of Banks (the “Commissioner”).  The Bank is subject to supervision and examination by the FDIC and the Commissioner.  For additional information, see also Note 15 to the consolidated financial statements.

Supervision and Regulation of the Company

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended.  The Company is also regulated by the Commissioner under the North Carolina Bank Holding Company Act of 1984.

A bank holding company is required to file quarterly reports and other information regarding its business operations and those of its subsidiaries with the Federal Reserve Board.  It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to making certain acquisitions of other institutions or voting securities.  The Federal Reserve Board requires the Company to maintain certain levels of capital - see “Capital Resources and Shareholders’ Equity.”  The Federal Reserve Board also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the Federal Reserve Board.  The Federal Reserve Board generally prohibits a bank holding company from declaring or paying a cash dividend that would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements which might adversely affect a bank holding company’s financial position. Under the Federal Reserve Board policy, a bank holding company is not permitted to continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

The Federal Reserve Board has amended Regulation E, which implements the Electronic Fund Transfer Act, and the official staff commentary to the regulation, which interprets the requirements of Regulation E.  The final rule limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine (ATM) and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents, or opts in, to the institution’s payment of overdrafts for these transactions.  The rule has a mandatory compliance date of July 1, 2010 for new accounts and August 15, 2010 for existing accounts.  Management believes that implementation of the new provisions will result in the reduction of overdraft fees collected by the Bank.

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

On October 14, 2008, the Secretary of the U.S. Department of the Treasury announced that the Treasury would purchase equity stakes in a wide variety of banks and thrifts.  Under the program, known as the Capital Purchase Program, the Treasury made $250 billion of capital available from EESA to U.S. financial institutions in the form of purchases of preferred stock.  In addition to the preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the Capital Purchase Program.

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

Participants in the Capital Purchase Program were required to accept several compensation-related limitations associated with this Program.  Each of our senior executive officers has agreed in writing to accept the compensation standards in existence at that time under the Capital Purchase Program and thereby cap or eliminate some of their contractual or legal rights. The provisions agreed to were as follows:

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

No Compensation Arrangements That Encourage Excessive Risks.     During the Capital Purchase Program Covered Period, we are not allowed to enter into compensation arrangements that encourage senior executive officers to take “unnecessary and excessive risks that threaten the value” of the Company.  Therefore, the Company’s Compensation Committee is required to meet at least once a year with our senior risk officers to review our executive compensation arrangements in light of our risk management policies and practices.  Our senior executive officers’ written agreements include their obligation to accept any changes in our incentive compensation arrangements resulting from the Compensation Committee’s review.

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

Limit on Incentive Compensation.     The Stimulus Act contains a provision that prohibits the payment or accrual of any bonus, retention award or incentive compensation to any of our senior executive officers during the Capital Purchase Program Covered Period, other than awards of long-term restricted stock that (i) do not fully vest during the Capital Purchase Program Covered Period, (ii) have a value not greater than one-third of the total annual compensation of the awardee and (iii) are subject to such other restrictions as determined by the Secretary of the Treasury.  The prohibition on bonus, incentive compensation and retention awards does not preclude payments required under written employment contracts entered into on, or prior to, February 11, 2009.

Compensation and Human Resources Committee Functions.     The Stimulus Act requires that our Compensation Committee be comprised solely of independent directors and that it meet at least semiannually to discuss and evaluate our employee compensation plans in light of an assessment of any risk posed to us from such compensation plans.

Compliance Certifications.     The Stimulus Act also requires a written certification by our Chief Executive Officer and Chief Financial Officer of our compliance with the provisions of the Stimulus Act.  These certifications are contained in this Annual Report on Form 10-K.

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

Limitation on Luxury Expenditures.     The Stimulus Act required us to adopt a company-wide policy regarding excessive or luxury expenditures, such as entertainment expenses, office or facility renovation expenses and transportation services expenses.

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

The Bank is a member of the FDIC, which currently insures the deposits of member banks.  For this protection, each member bank pays a quarterly statutory assessment, based on its level of deposits, and is subject to the rules and regulations of the FDIC.  In the years leading up to 2006, due to the funded status of the insurance fund, the FDIC did not assess the Bank any insurance premiums.  However, in late 2006 the FDIC adopted new regulations that resulted in all financial institutions, including the Bank, being assessed deposit insurance premiums ranging from 5 cents to 43 cents per $100 of assessable deposits beginning in 2007.  The amount of the assessment within that range was based on risk factors that were established by the FDIC.  Based on the specified risk factors, for 2007 and 2008, the Bank was assigned an assessment rate of 5.1 cents per $100 of assessable deposits, which resulted in annual insurance premium expense to the Bank of approximately $932,000 in 2007.  However, as part of the 2006 legislation that created the new assessment schedule, the rules provided credits to certain institutions that paid deposit insurance premiums in years prior to 1996.  As a result, the Bank received a one-time credit of $832,000 that was used to offset FDIC insurance premiums in 2007, which left the Bank with an actual expense of $100,000 in 2007.  The Bank had no credit to apply in 2008, and the Company incurred approximately $1.2 million in deposit insurance premium expense during 2008.

On December 16, 2008, the FDIC raised the deposit insurance assessment rates uniformly for all institutions by 7 cents for every $100 of domestic deposits effective for the first quarter of 2009.  On February 27, 2009, the FDIC announced that, commencing in April 2009, its minimum rates would increase to a range of twelve cents to sixteen cents per $100 in deposits.  During 2009, we recorded approximately $3.9 million in annual FDIC insurance premium expense (excluding the special assessment discussed below).

The FDIC also announced on February 27, 2009 an interim rule that imposed a one-time special assessment of seven cents per $100 in insured deposits to be collected on September 30, 2009, which resulted in a $1.6 million expense for the Bank that was recorded in the second quarter of 2009 and paid on September 30, 2009.  The interim rule also permits the FDIC to impose emergency special assessments from time to time after June 30, 2009 if the FDIC board believes the deposit insurance fund will fall to a level that would adversely affect public confidence in federal deposit insurance.  To date, the FDIC has not imposed additional special assessments, but the FDIC did require banks to prepay their estimated insurance premiums for 2010 through 2012 by December 31, 2009, which resulted in the Bank prepaying approximately $16.9 million in premiums.  This prepaid amount will be recorded as expense on our books over the three year period.  Our 2010 FDIC expense is expected to be approximately $4.7 million.

In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation (FICO) to service FICO debt incurred in connection with the resolution of the thrift industry crisis in the 1980s.  The FICO assessment rate is adjusted quarterly.  The average annual assessment rate in 2009 was 1.04 cents per $100 for insured deposits, which resulted in approximately $243,000 in expense for the Bank for 2009.  For the first quarter of 2010, the FICO assessment rate for such deposits will increase to 1.06 cents per $100 of insured deposits, which is expected to result in expense of approximately $309,000 in 2010.

Pursuant to EESA, the maximum deposit insurance amount per depositor has been increased from $100,000 to $250,000 until December 31, 2013.  Additionally, in 2008, regulatory authorities enacted legislation that enabled the FDIC to establish its Temporary Liquidity Guarantee Program (“TLGP”).  The TGLP had two primary components – 1) a transaction account guarantee program, and 2) a debt guarantee program.  Under the transaction account guarantee program of the TLGP, the FDIC will fully guarantee, until June 30, 2010, all noninterest-bearing transaction accounts, including NOW accounts with interest rates of 0.5 percent or less and IOLTAs (lawyer trust accounts).  Under the debt guarantee program, the FDIC will guarantee certain senior unsecured debt of insured depository institutions, or their qualified holding companies, issued between October 14, 2008 and October 31, 2009.  After an initial phase-in period, both programs became elective options for banks during 2009.  We elected to participate in both programs, although we did not utilize the debt guarantee program, which has now expired as it relates to new issuances of debt.   The cost of the transaction account guarantee program has not been significant.

The FDIC is also authorized to approve conversions, mergers, consolidations and assumptions of deposit liability transactions between insured banks and uninsured banks or institutions, and to prevent capital or surplus diminution in such transactions if the resulting, continuing, or assumed bank is an insured nonmember bank.  In addition, the FDIC monitors the Bank’s compliance with several banking statutes, such as the Depository Institution Management Interlocks Act and the Community Reinvestment Act of 1977.  The FDIC also conducts periodic examinations of the Bank to assess its compliance with banking laws and regulations, and it has the power to implement changes to, or restrictions on, the Bank’s operations if it finds that a violation is occurring or is threatened.

Given the ongoing financial crisis and the current presidential administration, legislation that would affect regulation in the banking industry is introduced in most legislative sessions.  Neither the Company nor the Bank can predict what other legislation might be enacted or what other regulations or assessments might be adopted, or if enacted or adopted, the effect thereof on the Bank’s operations.

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

A general economic downturn began in the latter half of 2007.  Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions.  In addition, the value of real estate collateral supporting many loans has declined and may continue to decline.  General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  We believe that the economic downtrends are largely responsible for the deterioration in loan quality that we experienced in 2008 and 2009, including higher levels of loan charge-offs, higher levels of nonperforming assets, and higher provisions for loan losses.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of confidence, increased market volatility and widespread reduction in general business activity.  Financial institutions, including us, have experienced a decrease in access to borrowings.  The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.

As a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations.  This increased governmental action may increase our costs and limit our ability to pursue certain business opportunities.  The FDIC has increased deposit insurance premiums and assessments to restore its deposit insurance funds.  We may be required to pay even higher premiums to the FDIC because financial institution failures resulting from the depressed market conditions are expected to increase.

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

The Emergency Economic Stabilization Act of 2008, or EESA, authorized the U.S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions and their holding companies under a Troubled Asset Relief Program, or TARP.  The purpose of the TARP was to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  Under the TARP Capital Purchase Program, the U.S. Treasury invested capital in qualified financial institutions in exchange for senior preferred stock and a warrant to purchase shares of equity securities of the financial institution.  The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000 until December 31, 2013.

The EESA followed, and has been followed by, numerous actions by the Federal Reserve Board, the U.S. Congress, the U.S. Treasury, the FDIC, the SEC and other regulatory authorities seeking to address liquidity and credit issues resulting from the economic downturn that began in 2007.  These measures have included homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.  The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system.

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

Like many businesses, our overall success is partially dependent on the economic conditions in the marketplace where we operate.  Our marketplace is predominately concentrated in the central Piedmont and coastal regions of North Carolina.  As is the case for most of the country, these regions are currently experiencing recessionary economic conditions, which we believe is a factor in our increases in borrower delinquencies, nonperforming assets, and loan losses during 2009 compared to recent prior years.  If economic conditions in our marketplace worsen, it could have an adverse impact on us.  In particular, if economic conditions related to real estate values in our marketplace were to worsen, our loan losses would likely increase.  At December 31, 2009, approximately 90% of our loans were secured by real estate collateral, which means that additional decreases in real estate values could have an adverse impact on our operations.

Current levels of unprecedented market volatility may adversely affect the market value of our common stock.

The capital and credit markets have been experiencing volatility and disruption for more than a year.  In some cases, the markets have produced downward pressure on stock prices for certain companies without regard to those companies’ underlying financial strength.  We believe this is the case with our common stock as our stock price has ranged from a low of $6.87 in March 2009 to a high of $19.00 in September 2009.

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

Under generally accepted accounting principles, goodwill is required to be tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The test for goodwill impairment involves comparing the fair value of a company’s reporting units to their respective carrying values.  For our company, our community banking operation is our only material reporting unit.  The price of our common stock is one of several measures available for estimating the fair value of our community banking operations.  For much of 2009, the stock market value of our common stock traded below the book value of our company.  Subject to the results of other valuation techniques, if this situation persists or worsens, this could indicate that our next test of goodwill will result in a determination that there is impairment.  We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which could have a negative impact on our results of operations.

We might be required to raise additional capital in the future, but that capital may not be available or may not be available on terms acceptable to us when it is needed.

We are required to maintain adequate capital levels to support our operations.  In the future, we might need to raise additional capital to support growth or absorb loan losses.  Our access to capital markets (excluding the Capital Purchase Program) has remained limited for most of the past two years.  Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  Accordingly, we cannot be certain of our ability to raise additional capital in the future if needed or on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to conduct our business could be materially impaired.

The soundness of other financial institutions could adversely affect us.

Since the middle of 2007, the financial services industry as a whole, as well as the securities markets generally, have been materially adversely affected by substantial declines in the values of nearly all asset classes and by a significant lack of liquidity.  Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence.  Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services companies are interrelated as a result of trading, clearing, counterparty or other relationships.  We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and investment banks.  Defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.  We can make no assurance that any such losses would not materially and adversely affect our business, financial condition or results of operations.

We are subject to extensive regulation, which could have an adverse effect on our operations.

We are subject to extensive regulation and supervision from the North Carolina Commissioner of Banks, the FDIC, and the Federal Reserve Board.  This regulation and supervision is intended primarily for the protection of the FDIC insurance fund and our depositors and borrowers, rather than for holders of our equity securities.  In the past, our business has been materially affected by these regulations.  This trend is likely to continue in the future. As an example, the Federal Reserve Board has amended Regulation E, which implements the Electronic Fund Transfer Act, and the official staff commentary to the regulation, which interprets the requirements of Regulation E.  The amended regulation limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine (ATM) and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents, or opts in, to the institution’s payment of overdrafts for these transactions.  The rule has a mandatory compliance date of July 1, 2010 for new accounts and August 15, 2010 for existing accounts.  We believe that implementation of the new provisions will result in the reduction of overdraft fees collected.

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

In addition, pursuant to the terms of the securities purchase agreement between our company and the U.S. Treasury, we agreed to adhere to the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity securities issued pursuant to the agreement, including the shares of common stock which may be issued upon exercise of the warrant.  The EESA that was signed into law on February 17, 2009 contains additional restrictions on executive compensation and standards of corporate governance that go beyond those in the securities purchase agreement.  See the section above entitled “U.S. Treasury Capital Purchase Program” for additional discussion of this matter.

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

We process large volumes of transactions on a daily basis and are exposed to numerous types of operational risk.  Operational risk includes the risk of fraud by persons inside or outside the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems and breaches of the internal control system and compliance requirements.  This risk also includes potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards.

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

Although we have historically paid cash dividends, there is no assurance that we will continue to pay cash dividends.  Future payment of cash dividends, if any, will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, economic conditions, and such other factors as the board may deem relevant.  As a result of the board of directors’ consideration of these factors, beginning in the first quarter of 2009, our board of directors declared a quarterly dividend of $0.08 per share, which was a decrease from the previous rate of $0.19 per share.  The board of directors declared a quarterly dividend of $0.08 per share for each quarter in 2009.

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

The $67.9 million gain we recorded in connection with the acquisition of Cooperative Bank could be retroactively decreased.

We accounted for the Cooperative Bank acquisition under the purchase method of accounting, recording the acquired assets and liabilities of Cooperative at fair value based on preliminary purchase accounting adjustments.  Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving a significant amount of judgment regarding estimates and assumptions.  Based on the preliminary adjustments made, the fair value of the assets we acquired exceeded the fair value of the liabilities assumed by $53.8 million, which resulted in a gain for our Company.  During the third and fourth quarters of 2009, we obtained third-party appraisals for the majority of Cooperative’s collateral dependent problem loans.  Overall, the appraised values were higher than our original estimates made as of the acquisition date.  In addition, during the third and fourth quarters, we received payoffs related to certain loans for which losses had been anticipated.   Accordingly, as required by relevant accounting rules, we retrospectively adjusted the fair value of the loans acquired for these factors, which resulted in the gain being adjusted upward to $67.9 million.

Under purchase accounting, we have until one year after the acquisition to finalize the fair value adjustments, meaning that until then we could materially adjust the fair value estimates of Cooperative’s assets and liabilities based on new or updated information.  Such adjustments could reduce or eliminate the extent by which the assets acquired exceeded the liabilities assumed and would result in a retroactive decrease to the $67.9 million gain.

Item 1B.  Unresolved Staff Comments

None

Item 2.   Properties

The main offices of the Company and the Bank are owned by the Bank and are located in a three-story building in the central business district of Troy, North Carolina.  The building houses administrative and bank teller facilities.  The Bank’s Operations Division, including customer accounting functions, offices and operations of Montgomery Data, and offices for loan operations, are housed in two one-story steel frame buildings approximately one-half mile west of the main office.  Both of these buildings are owned by the Bank.  The Company operates 91 bank branches.  Except as discussed below, the Company owns all of its bank branch premises except eight branch offices for which the land and buildings are leased and eight branch offices for which the land is leased but the building is owned.  The Company also leases one loan production office.

In addition to the aforementioned leases, the Company is also temporarily renting 19 branch facilities from the FDIC related to the Cooperative acquisition.  As provided by the purchase and assumption agreement with the FDIC, the Company had the option to purchase these facilities from the FDIC at a date following the transaction.  The Company has committed to purchase these properties at an aggregate purchase price of $14.7 million and expects the purchase to occur in the second quarter of 2010.  There are no other options to purchase or lease additional properties.  The Company considers its facilities adequate to meet current needs and believes that lease renewals or replacement properties can be acquired as necessary to meet future needs.

Item 3.    Legal Proceedings

Various legal proceedings may arise in the ordinary course of business and may be pending or threatened against the Company and its subsidiaries.  However, neither the Company nor any of its subsidiaries is involved in any pending legal proceedings that management believes could have a material effect on the consolidated financial position of the Company.

There were no tax shelter penalties assessed by the Internal Revenue Service against the Company during the year ended December 31, 2009.

PART II

Item 5.    Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock trades on The NASDAQ Global Select Market under the symbol FBNC.  Table 22, included in “Management’s Discussion and Analysis” below, sets forth the high and low market prices of the Company’s common stock as traded by the brokerage firms that maintain a market in the Company’s common stock and the dividends declared for the periods indicated.  On March 6, 2009, the Company announced that because of the challenging economic environment and a desire to conserve capital, it would declare a cash dividend of $0.08 per share for the first quarter of 2009, which was a reduction from the previous dividend rate of $0.19 per share.  The Company paid cash dividends of $0.08 per share for each quarter of 2009.  For the foreseeable future, it is the Company’s current intention to continue to pay cash dividends of $0.08 per share on a quarterly basis.  Under the terms of the Company’s participation in the U.S. Treasury’s Capital Purchase Program, until January 9, 2012, the Company cannot declare a quarterly cash dividend exceeding $0.19 per share without the prior approval of the Treasury.  See “Business - Supervision and Regulation” above and Note 15 to the consolidated financial statements for a discussion of other regulatory restrictions on the Company’s payment of dividends.  As of December 31, 2009, there were approximately 2,700 shareholders of record and another 4,200 shareholders whose stock is held in “street name.”  There were no sales of unregistered securities during the year ended December 31, 2009.

Additional Information Regarding the Registrant’s Equity Compensation Plans

At December 31, 2009, the Company had four equity-based compensation plans, one of which was assumed in a corporate acquisition.  The Company’s 2007 Equity Plan is the only one of the four plans under which new grants of equity-based awards are possible.

The following table presents information as of December 31, 2009 regarding shares of the Company’s stock that may be issued pursuant to the Company’s equity based compensation plans.  The table does not include information with respect to shares subject to outstanding options granted under a stock incentive plan assumed by the Company in connection with the acquisition of the company that originally granted those options.  Footnote (2) to the table indicates the total number of shares of common stock issuable upon the exercise of options under the assumed plan as of December 31, 2009, and the weighted average exercise price of those options.  No additional options may be granted under the assumed plan.  At December 31, 2009, the Company had no warrants or stock appreciation rights outstanding under any compensation plans.

	As of December 31, 2009
	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	743,828	$17.80	864,941
Equity compensation plans not approved by security holders	─	─	─
Total (2)	743,828	$17.80	864,941

(1)  Consists of (A) the Company’s 2007 Equity Plan, which is currently in effect; (B) the Company’s 2004 Stock Option Plan; and (C) the Company’s 1994 Stock Option Plan, each of which was approved by our shareholders.

(2)  The table does not include information for stock incentive plans that the Company assumed in connection with mergers and acquisitions of the companies that originally established those plans.  As of December 31, 2009, a total of 9,288 shares of common stock were issuable upon exercise under an assumed plan.  The weighted average exercise price of those outstanding options is $11.82 per share.  No additional options may be granted under the assumed plan.

Performance Graph

The performance graph shown below compares the Company’s cumulative total return to shareholders for the five-year period commencing December 31, 2004 and ending December 31, 2009, with the cumulative total return of the Russell 2000 Index (reflecting overall stock market performance of small-capitalization companies), and an index of banks with between $1 billion and $5 billion in assets, as constructed by SNL Securities, LP (reflecting changes in banking industry stocks).  The graph and table assume that $100 was invested on December 31, 2004 in each of the Company’s common stock, the Russell 2000 Index, and the SNL Bank Index, and that all dividends were reinvested.

First Bancorp
Comparison of Five-Year Total Return Performances (1)
Five Years Ending December 31, 2009

	Total Return Index Values (1) December 31,
	2004	2005	2006	2007	2008	2009
First Bancorp	$100.00	76.68	85.96	77.18	78.40	61.01
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
SNL Index-Banks between $1 billion and $5 billion	100.00	98.29	113.74	82.85	68.72	49.26

Notes:

(1)
Total return indices were provided from an independent source, SNL Securities LP, Charlottesville, Virginia, and assume initial investment of $100 on December 31, 2004, reinvestment of dividends, and changes in market values.  Total return index numerical values used in this example are for illustrative purposes only.

Issuer Purchases of Equity Securities

Pursuant to authorizations by the Company’s board of directors, the Company has from time to time repurchased shares of common stock in private transactions and in open-market purchases.  The most recent board authorization was announced on July 30, 2004 and authorized the repurchase of 375,000 shares of the Company’s stock.  The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2009.  Under the terms of the Company’s participation in the U.S. Treasury’s Capital Purchase Program, the Treasury’s consent is required for any stock repurchases prior to January 9, 2012, unless the Company has redeemed the Series A preferred stock in whole, or the Treasury has transferred all of these shares to third parties.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2009 to October 31, 2009)	─	─	─	234,667
Month #2 (November 1, 2009 to November 30, 2009)	─	─	─	234,667
Month #3 (December 1, 2009 to December 31, 2009)	─	─	─	234,667
Total	─	─	─	234,667

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

(2)
The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans.  There were no such exercises during the three months ended December 31, 2009.

Item 6.    Selected Consolidated Financial Data

Table 1 on page 60 of this report sets forth the selected consolidated financial data for the Company.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis is intended to assist readers in understanding our results of operations and changes in financial position for the past three years.  This review should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 77 of this report and the supplemental financial data contained in Tables 1 through 22 included with this discussion and analysis.

Overview - 2009 Compared to 2008

Net income was significantly higher in 2009 than in 2008 due to a gain that resulted from the Cooperative Bank acquisition in June 2009.  Most items of income and expense were higher in 2009 than in 2008 as a result of the Cooperative acquisition.  Our provision for loan losses was not impacted by the acquisition, but increased significantly due to deterioration of asset quality, which we believe was primarily caused by the recessionary economic environment, including its unfavorable effect on real estate values.

Financial Highlights
($ in thousands except per share data)	2009	2008	Change

Earnings
Net interest income	$107,096	86,559	23.7%
Provision for loan losses	20,186	9,880	104.3%
Noninterest income	89,518	20,657	333.4%
Noninterest expenses	78,551	62,211	26.3%
Income before income taxes	97,877	35,125	178.7%
Income tax expense	37,618	13,120	186.7%
Net income	60,259	22,005	173.8%
Preferred stock dividends and accretion	(3,972)	—
Net income available to common shareholders	$56,287	22,005	155.8%

Net income per common share
Basic	$3.38	1.38	144.9%
Diluted	3.37	1.37	146.0%

At Year End
Assets	$3,545,356	2,750,567	28.9%
Loans	2,652,865	2,211,315	20.0%
Deposits	2,933,108	2,074,791	41.4%

Ratios
Return on average assets	1.82%	0.89%
Return on average common equity	22.55%	10.44%
Net interest margin (taxable-equivalent)	3.81%	3.74%

The following is a more detailed discussion of our results for 2009 compared to 2008:

For the year ended December 31, 2009, we reported net income available to common shareholders of $56.3 million compared to $22.0 million reported for 2008.  Earnings per diluted common share were $3.37 for the year ended December 31, 2009 compared to $1.37 for 2008.

In the second quarter of 2009, we realized a $67.9 million gain related to the acquisition of Cooperative Bank in Wilmington, North Carolina.  This gain resulted from the difference between the purchase price and the acquisition-date fair value of the acquired assets and liabilities.  The after-tax impact of this gain was $41.1 million, or $2.46 per diluted common share.

We also recorded preferred stock dividends and accretion related to our issuance of preferred stock to the U.S. Treasury, which reduced net income available to common shareholders and earnings per diluted common share.  For the year ended December 31, 2009, total preferred stock dividends of $4 million reduced our net income available to common shareholders.

Total assets at December 31, 2009, including the impact of the Cooperative acquisition, amounted to $3.5 billion, 28.9% higher than a year earlier.  Total loans at December 31, 2009 amounted to $2.7 billion, a 20.0% increase from a year earlier, and total deposits amounted to $2.9 billion at December 31, 2009, a 41.4% increase from a year earlier.

Excluding the effects of the Cooperative acquisition, we experienced a general decline in loans and an increase in deposits during 2009.  Excluding the impact of Cooperative, loans declined approximately 4% in 2009.  We continue to originate and renew a significant amount of loans each month, but normal paydowns of loans have exceeded new loan growth.  Excluding the impact of Cooperative, we experienced deposit growth of approximately 7% in 2009.  Additionally, we have steadily lowered our levels of brokered deposits and internet deposits since the Cooperative acquisition.  Brokered deposits comprised just 2.6% of total deposits at December 31, 2009, with internet deposits comprising an additional 4.4%.

Net interest income for the year ended December 31, 2009 amounted to $107.1 million, a 23.7% increase from 2008.  The increases in net interest income were primarily due to 1) the higher average balances of loans and deposits previously discussed, and 2) a higher net interest margin.

Our net interest margin (tax-equivalent net interest income divided by average earnings assets) for 2009 was 3.81% compared to 3.74% for 2008.  During 2009, there were no changes in the interest rates set by the Federal Reserve, and we were able to reprice at lower rates maturing time deposits that had been originated in periods of higher interest rates.

The current economic environment, including its unfavorable effect on real estate values, has resulted in an increase in our loan losses and nonperforming assets, which has led to significantly higher provisions for loan losses.  Our provision for loan losses amounted to $20.2 million for 2009 compared to $9.9 million recorded in 2008.

The increases in the provisions for loan losses are solely attributable to our “non-covered” loan portfolio, which excludes loans assumed from Cooperative that are subject to loss share agreements with the FDIC.  We do not expect to record any significant loan loss provisions in the foreseeable future related to the loan portfolio acquired from Cooperative because these loans were written down to estimated fair market value in connection with the recording of the acquisition.

Our non-covered nonperforming assets at December 31, 2009 amounted to $92 million compared to $35 million at December 31, 2008.  At December 31, 2009, the ratio of non-covered nonperforming assets to total non-covered assets was 3.10% compared to 1.29% at December 31, 2008.

Our ratio of annualized net charge-offs to average non-covered loans was 0.56% for 2009 compared to 0.24% for 2008.

Noninterest income for the year ended December 31, 2009 amounted to $89.5 million compared to $20.7 million for 2008.  The primary reason for the increase was the $67.9 million gain realized from the Cooperative acquisition that occurred in June 2009, as discussed above.

Noninterest expenses for the year ended December 31, 2009 amounted to $78.6 million, a 26.3% increase from the $62.2 million recorded in 2008.  Incremental operating expenses associated with the Cooperative acquisition were the primary reason for the increases in 2009.  Additionally, FDIC insurance expense amounted to $5.5 million for the year ended December 31, 2009, compared to $1.2 million for 2008.  Included in the $5.5 million in FDIC insurance expense for 2009 was $1.6 million related to a special assessment that was levied by the FDIC on all banks in the second quarter of 2009.  Also, during 2009, we recorded $1.3 million in acquisition related expenses.

Our effective tax rate was 36%-38% for each of the years ended December 31, 2009 and 2008.

Overview - 2008 Compared to 2007

Net income was approximately 1% higher in 2008 than in 2007, while earnings per share were down 9% due to a higher number of shares of stock outstanding as a result of shares issued in connection with our acquisition of Great Pee Dee Bancorp, Inc. in April 2008.  Overall our profitability measures were down in 2008 primarily as a result of a lower net interest margin, higher provision for loan losses, and higher expenses that were associated with our growth.

Financial Highlights
($ in thousands except per share data)	2008	2007	Change

Earnings
Net interest income	$86,559	79,284	9.2%
Provision for loan losses	9,880	5,217	89.4%
Noninterest income	20,657	17,217	20.0%
Noninterest expenses	62,211	56,324	10.5%
Income before income taxes	35,125	34,960	0.5%
Income tax expense	13,120	13,150	-0.2%
Net income	$22,005	21,810	0.9%

Net income per share
Basic	$1.38	1.52	-9.2%
Diluted	1.37	1.51	-9.3%

At Year End
Assets	$2,750,567	2,317,249	18.7%
Loans	2,211,315	1,894,295	16.7%
Deposits	2,074,791	1,838,277	12.9%

Ratios
Return on average assets	0.89%	1.02%
Return on average equity	10.44%	12.77%
Net interest margin (taxable-equivalent)	3.74%	4.00%

The following is a more detailed discussion of our results for 2008 compared to 2007:

Net income for the year ended December 31, 2008 was $22.0 million or $1.37 per diluted share, compared to net income of $21.8 million, or $1.51 per diluted share, reported for 2007, a decrease of 9.3% in earnings per share.  The 2008 earnings reflect the impact of the acquisition of Great Pee Dee, which had $211 million in total assets as of the acquisition date, and resulted in the issuance of 2,059,091 shares of First Bancorp common stock.

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

The impact of the growth in loans and deposits on net interest income was partially offset by a decline in our net interest margin.  Our net interest margin for 2008 was 3.74% compared to 4.00% for 2007.  Our net interest margin was negatively impacted by the Federal Reserve lowering interest rates by a total of 500 basis points from

September 2007 to December 2008.  When interest rates are lowered, our net interest margin declines, at least temporarily, as most of our adjustable rate loans reprice downward immediately, while rates on our customer time deposits are fixed, and thus do not adjust downward until they mature.

Our provision for loan losses for the year ended December 31, 2008 was $9.9 million compared to $5.2 million recorded in 2007.  The higher provision in 2008 was primarily related to negative trends in asset quality.

The recessionary economic environment resulted in an increase in our delinquencies and classified assets during 2008.  At December 31, 2008, our nonperforming assets were $35.4 million compared to $10.9 million at December 31, 2007.  Our nonperforming assets to total assets ratio was 1.29% at December 31, 2008 compared to 0.47% at December 31, 2007.  For the year ended December 31, 2008, our ratio of net charge-offs to average loans was 0.24% compared to 0.16% for 2007.

Noninterest income for 2008 amounted to $20.7 million, a 20.0% increase over 2007.  The positive variance in noninterest income for the twelve months ended December 31, 2008 primarily related to increases in service charges on deposit accounts.  These higher service charges were primarily associated with expanding the availability of our customer overdraft protection program in the fourth quarter of 2007 to include debit card purchases and ATM withdrawals.  Previously the overdraft protection program, in which we charge a fee for honoring payments on overdrawn accounts, only applied to written checks.

Noninterest expenses for 2008 amounted to $62.2 million, a 10.5% increase from 2007.  This increase was primarily attributable to our growth, including 2008 acquisition of Great Pee Dee.  Additionally, we recorded FDIC insurance expense of $1,157,000 for year ended December 31, 2008, compared to $100,000 for 2007, as a result of the FDIC beginning to charge for FDIC insurance again in order to replenish its reserves.

Our effective tax rate was 37%-38% for each of years ended December 31, 2008 and 2007.

Outlook for 2010

We expect the banking industry to continue to face significant challenges in 2010.  Economic data remains weak and unemployment rates have hit 30 year highs in much of our market area.  While many analysts believe the worst of the national housing market decline is over, the Carolinas and Virginia are thought by some to have been a region that experienced housing declines later than other regions of the country.  Thus, our region may not be as far along as other regions as it relates to a housing recovery.  Also, many analysts believe that the commercial real estate market may be the next segment of bank loan portfolios to experience heavy losses.  Like most banks, we have a significant amount of both residential real estate and commercial real estate loans.

Although we have consistently operated our company in what we believe is a conservative manner and have asset quality ratios that compare favorably to peer ratios, we continue to experience steady increases in our nonperforming assets and our loan losses.  For our company, we have not yet seen a lessening, or even a leveling off, of the unfavorable asset quality indicators that we review.  Accordingly, until we begin to see tangible signs of recovery, we expect that our provisions for loan losses will continue to be elevated in comparison to historical norms.

Additionally, we expect loan demand to remain at low levels due to economic conditions and depressed real estate values, which we believe will result in a continued decline in our loan portfolio.  We also expect deposit growth to be low in 2010.  We believe that growth in our deposits that would otherwise occur will be offset by the loss of higher priced maturing deposits that are not renewed at maturity by customers in search of a higher yield.  Based on the above factors, we believe that our net interest margin will not vary materially from the net interest margins recently realized.

We expect legislation regarding fees charged on nonsufficient funds will lower noninterest income in the second half of 2010.  In 2010, we expect to realize a modest amount of efficiencies from various internal initiatives, as well as efficiencies related to our Cooperative acquisition, which should result in our level of quarterly noninterest expenses being slightly lower than that realized in the fourth quarter of 2009.

Critical Accounting Policies

The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry.  Certain of these principles involve a significant amount of judgment and may involve the use of estimates based on our best assumptions at the time of the estimation.  The allowance for loan losses, intangible assets, and the valuation of acquired assets are three policies we have identified as being more sensitive in terms of judgments and estimates, taking into account their overall potential impact to our consolidated financial statements.

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

The second component of the allowance model is an estimate of losses for all loans not considered to be impaired loans.  Loans that we have classified as having normal credit risk are segregated by loan type, and estimated loss percentages are assigned to each loan type, based on the historical losses, current economic conditions, and operational conditions specific to each loan type.   Loans that we have risk graded as having more than “standard” risk but not considered to be impaired are segregated between those relationships with outstanding balances exceeding $500,000 and those that are less than that amount.  For those loan relationships with outstanding balances exceeding $500,000, we review the attributes of each individual loan and assign any necessary loss reserve based on various factors including payment history, borrower strength, collateral value, and guarantor strength.  For loan relationships less than $500,000 with more than standard risk but not considered to be impaired, loss percentages are based on a multiple of the estimated loss rate for loans of a similar loan type with normal risk.  The multiples assigned vary by type of loan, depending on risk, and we have consulted with an external credit review firm in assigning those multiples.

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

Loans covered under loss share agreements are recorded at fair value at acquisition date.  Therefore, amounts deemed uncollectible at acquisition date become a part of the fair value calculation and are excluded from the allowance for loan losses.  Subsequent decreases in the amount expected to be collected result in a provision for loan losses with a corresponding increase in the allowance for loan losses.  Subsequent increases in the amount expected to be collected result in a reversal of any previously recorded provision for loan losses and related allowance for loan losses, or prospective adjustment to the accretable yield if no provision for loan losses had been recorded.  Proportional adjustments are also recorded to the FDIC receivable under the loss share agreements.

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

Fair Value and Discount Accretion of Acquired Loans

We consider that the determination of the initial fair value of loans acquired in the June 19, 2009, FDIC-assisted transaction, the initial fair value of the related FDIC loss share receivable, and the subsequent discount accretion of the purchased loans to involve a high degree of judgment and complexity.  The carrying value of the acquired loans and the FDIC loss share receivable reflect management’s best estimate of the amount to be realized on each of these assets.  We determined current fair value accounting estimates of the assumed assets and liabilities in accordance with the Financial Accounting Standard Board’s (FASB) Accounting Standard Codification (ASC) 805 “Business Combinations.”  However, the amount that we realize on these assets could differ materially from the carrying value reflected in our financial statements, based upon the timing of collections on the acquired loans in future periods.  To the extent the actual values realized for the acquired loans are different from the estimates, the FDIC loss share receivable will generally be impacted in an offsetting manner due to the loss-sharing support from the FDIC.

Because of the inherent credit losses associated with the acquired loans, the amount that we recorded as the fair values for the loans was less than the contractual unpaid principal balance due from the borrowers, with the difference being referred to as the “discount” on the acquired loans.  For the acquired loans that were impaired on the date of acquisition, we are applying the guidance in ASC 310-30 (originally issued as AICPA Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”) in accounting for the discount.   We have initially applied the cost recovery method permitted by ASC 310-30 to all purchased impaired loans due to the uncertainty as to the timing of expected cash flows.  This will result in the recognition of interest income on these impaired loans only when the cash payments received from the borrower exceed the recorded net book value of the related loans.

For nonimpaired purchased loans, we have also elected to apply ASC 310-30 in the accounting for the accretion of the discount.  We are accreting the discount for these loans based on the expected cash flows of the loans.

Merger and Acquisition Activity

We completed the following acquisitions during 2008 and 2009 (none in 2007).  The results of each acquired company/branch are included in our financial statements beginning on their respective acquisition dates.

(a)  On April 1, 2008, we completed the acquisition of Great Pee Dee Bancorp, Inc. (Great Pee Dee).  Great Pee Dee was the parent company of Sentry Bank and Trust (Sentry), a South Carolina community bank with one branch in Florence, South Carolina and two branches in Cheraw, South Carolina.  Great Pee Dee had $211 million in total assets as of the date of acquisition.  This acquisition represented a natural extension of our market area, with Sentry’s Cheraw offices being in close proximity to our Rockingham, North Carolina branch and Sentry’s Florence office being in close proximity to our existing branches in Dillon and Latta, South Carolina.  Our primary reason for the acquisition was to expand into a contiguous market with facilities, operations and experienced staff in place.  The terms of the agreement called for shareholders of Great Pee Dee to receive 1.15 shares of First Bancorp stock for each share of Great Pee Dee stock they owned.  The transaction resulted in the issuance of 2,059,091 shares of our common stock that were valued at approximately $37.0 million and the assumption of employee stock options with a fair market value of approximately $0.6 million.  The value of the stock issued was determined using a Company stock price of $17.98, which was the average of the daily closing price of our stock for the five trading days closest to the July 12, 2007 announcement of the execution of the definitive merger agreement. The value of the employee stock options assumed was determined using the Black-Scholes option-pricing model.  The operating results of Great Pee Dee are included in our financial statements beginning on the April 1, 2008 acquisition date.

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

(b)  On June 19, 2009, we announced that First Bank, our banking subsidiary, had entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (FDIC), as receiver for Cooperative Bank, Wilmington, North Carolina.  According to the terms of the agreement, First Bank acquired all deposits (except certain brokered deposits) and borrowings, and substantially all of the assets of Cooperative Bank and its subsidiary, Lumina Mortgage.  The loans and foreclosed real estate purchased are covered by two loss share agreements between the FDIC and First Bank, which afford First Bank significant loss protection.  Under the loss share agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $303 million and 95% of losses in excess of that amount.  The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction.

Cooperative Bank operated through twenty-one branches in North Carolina and three branches in South Carolina, with assets totaling approximately $959 million and approximately 200 employees. This acquisition represented a natural extension of our market area with most of Cooperative‘s offices being in close proximity to our existing branches in the coastal regions of North and South Carolina.

We received a $123 million discount on the assets acquired and paid no deposit premium, which, after applying estimates of purchase accounting fair market value adjustments to the acquired assets and assumed deposits, resulted in a gain of $67.9 million.

As a result of this acquisition, we recorded approximately $3.8 million in an intangible asset related to the core deposit base that is being amortized on a straight-line basis over the weighted average life of the core deposit base, which was estimated to be 8 years.

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

Net Interest Income

Net interest income on a reported basis amounted to $107,096,000 in 2009, $86,559,000 in 2008, and $79,284,000 in 2007.  For internal purposes and in the discussion that follows, we evaluate our net interest income on a tax-equivalent basis by adding the tax benefit realized from tax-exempt securities to reported interest income.  Net interest income on a tax-equivalent basis amounted to $107,914,000 in 2009, $87,217,000 in 2008, and $79,838,000 in 2007.  Management believes that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.  The following is a reconciliation of reported net interest income to tax-equivalent net interest income.

	Year ended December 31,
($ in thousands)	2009	2008	2007
Net interest income, as reported	$107,096	86,559	79,284
Tax-equivalent adjustment	818	658	554
Net interest income, tax-equivalent	$107,914	87,217	79,838

Table 2 analyzes net interest income on a tax-equivalent basis.  Our net interest income on a taxable-equivalent basis increased by 23.7% in 2009 and 9.2% in 2008.  There are two primary factors that cause changes in the amount of net interest income we record - 1) growth in loans and deposits, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).  In 2008 and 2009, growth in loans and deposits increased net interest income.  In 2008, the positive effects of the growth were partially offset by lower net interest margins, while in 2009, net interest income was enhanced by a slightly higher net interest margin.

Loans outstanding grew by 20.0% and 16.7% in 2009 and 2008, respectively, while deposits increased 41.4% in 2009 and 12.9% in 2008.  A majority of the increase in loans and deposits in 2009 and 2008 came as a result of the June 19, 2009 acquisition of Cooperative Bank and the April 1, 2008 acquisition of Great Pee Dee, respectively.

As illustrated in Table 3, this growth positively impacted net interest income in both 2009 and 2008.  In both years, the positive impact on net interest income of growth in interest-earning assets, primarily loans, more than offset the higher interest expense associated with funding the asset growth.  In 2009, growth in interest-earning assets resulted in an increase in interest income of $25.3 million, while growth in interest-bearing liabilities only resulted in $12.6 million in higher interest expense.  In 2008, growth in interest-earning assets resulted in an increase in interest income of $23.2 million, while growth in interest-bearing liabilities only resulted in $11.6 million in higher interest expense.  As a result, balance sheet growth resulted in an increase in tax-equivalent net interest income of $12.7 million in 2009 and $11.6 million in 2008.

Table 3 also illustrates the impact that changes in the rates that we earned/paid had on our net interest income in 2008 and 2009.  Beginning in late 2007 and throughout 2008, the Federal Reserve reduced interest rates significantly as a result of recessionary economic conditions.  For 2008, the lower interest rates resulted in a decrease in our interest income of $24.2 million compared to a decrease in interest expense of only $19.9 million, which resulted in a reduction in net interest income of $4.2 million.  Thus the declining interest rates negatively impacted net interest income for 2008.  In 2009, there were no changes in interest rates set by the Federal Reserve and we were able to reprice maturing time deposits at lower prices.  In 2009, the impact of lower interest rates resulted in a reduction of interest expense of $25.0 million, due mostly to the ability to reprice time deposits at lower levels, while our interest income only declined by $17.0 million.  Thus, the impact of overall lower rates resulted in an $8.0 million increase in net interest income.

We measure the spread between the yield on our earning assets and the cost of our funding primarily in terms of the ratio entitled “net interest margin” which is defined as tax-equivalent net interest income divided by average earning assets.  Our net interest margin increased seven basis points in 2009 to 3.81% after decreasing in 2008 to 3.74% from 4.00% in 2007.

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

In addition to the negative effects mentioned above, our net interest margin in 2008 was negatively impacted by our deposit growth being concentrated in deposit account types that carry high interest rates.  In 2008, we offered higher interest rates on several of our deposit products in order to attract deposits and enhance our liquidity, which was negatively impacted by our acquisition of Great Pee Dee Bancorp, which had $184 million in loans and only $148 million in deposits.

In 2009, our net interest margin improved slightly as the Federal Reserve made no changes to interest rates.  As a result, we were able to reprice many of our maturing time deposits, which had been originated in periods of higher interest rates, at lower rates.  We were also able to generally decrease the rates we paid on other types of deposits as a result of an increase in deposits and liquidity that lessened our need to offer premium interest rates.

For the reasons discussed above, in 2009 the yields we realized on our interest-earning assets decreased by a smaller amount than did the rates we paid on our interest-bearing liabilities, while conversely, in 2008 the yields we realized on our interest-earning assets decreased by a larger amount than did the rates we paid on our interest-bearing liabilities. As derived from Table 2, in 2009 , the yield realized on average earning assets decreased by only 85 basis points from 2008 (from 6.38% to 5.53%) while the average rate paid on interest-bearing liabilities decreased by 108 basis points (from 3.04% to 1.96%).  The difference in these changes in 2009 positively impacted our net interest margin.  In comparing 2008 to 2007, the yield realized on average earning assets decreased by 110 basis points (from 7.48% to 6.38%) while the average rate paid on interest-bearing liabilities decreased by only 100 basis points (from 4.04% to 3.04%).  The differences in these changes in 2008 negatively impacted our net interest margin.

In addition to the factors noted above, our net interest income in 2008 and 2009 was impacted by certain purchase accounting adjustments related to our acquisitions of Cooperative Bank and Great Pee Dee.  In our Cooperative Bank acquisition, we assumed a loan portfolio that had interest rates that were generally consistent with interest rates in our loan portfolio.  However, as a result of the efforts to attract deposits and maintain sufficient liquidity in the period prior to the bank’s closing, Cooperative Bank’s time deposits had interest rates that were significantly higher than the existing market rate for time deposits.  Accounting regulations required us to record a premium on those deposits and amortize the premium as a reduction to interest expense over the life of the deposit portfolio to reduce the yield on those deposits to a market rate of interest.  In addition, as discussed in “Critical Accounting Policies” above, we are accreting the initial discount recorded on nonimpaired

Cooperative loans over the expected cash flows of the loans.  Less significant interest income and expense purchase accounting adjustments were also recorded in 2008 and 2009 related to our acquisition of Great Pee Dee.  The following tables present the purchase accounting adjustments made in 2008 and 2009 that impacted net interest income.

($ in thousands)	Year Ended December 31, 2009
	Cooperative		Great Pee Dee	Total

Interest income – reduced by premium amortization on loans	$	−	(196)	(196)
Interest income – increased by accretion of loan discount		1,469	−	1,469
Interest expense – reduced by premium amortization of deposits		(3,711)	(200)	(3,911)
Interest expense – reduced by premium amortization of borrowings		−	(464)	(464)
Impact on net interest income		$5,180	468	5,648

($ in thousands)	Year Ended December 31, 2008
	Cooperative		Great Pee Dee	Total

Interest income – reduced by premium amortization on loans	$	−	(147)	(147)
Interest income – increased by accretion of loan discount		−	−	−
Interest expense – reduced by premium amortization of deposits		−	(898)	(898)
Interest expense – reduced by premium amortization of borrowings		−	(347)	(347)
Impact on net interest income	$	−	1,098	1,098

The following table presents the purchase accounting entries that we expect to record in 2010.

	Cooperative	Great Pee Dee	Total

Interest income – reduced by premium amortization on loans	$ −	(147)	(147)
Interest income – increased by accretion of loan discount	See note below	−	−
Interest expense – reduced by premium amortization of deposits	(2,211)	−	(2,211)
Interest expense – reduced by premium amortization of borrowings	−	(338)	(338)
Impact on net interest income	$2,211	191	2,402

We cannot determine the amount of interest income, if any, to be recognized from the accretion of the loan discount on Cooperative loans because it is reliant on our ongoing assessment of  expected cash flows of the loans, which is impacted by any changes in expected credit losses related to the loans.

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

The current economic environment which began in late 2007 has resulted in declines in real estate values, and increases in loan delinquencies, loan losses and nonperforming assets, which has led to significantly higher provisions for loan losses.  Our provision for loan losses was $20,186,000 in 2009, compared to $9,880,000 in 2008 and $5,217,000 in 2007.

The increases in the provisions for loan losses are solely attributable to our “non-covered” loan portfolio,

which excludes loans assumed from Cooperative that are subject to the loss share agreement with the FDIC.  We do not expect to record any significant loan loss provisions in the foreseeable future related to the loan portfolio acquired from Cooperative because these loans were written down to estimated fair market value in connection with the recording of the acquisition.

Non-covered nonperforming assets at December 31, 2009 amounted to $92 million compared to $35 million and $10 million at December 31, 2008 and 2007, respectively.  At December 31, 2009, the ratio of non-covered nonperforming assets to total non-covered assets was 3.10% compared to 1.29% and 0.47% at December 31, 2008 and 2007, respectively.

For the year ended December 31, 2009, the ratio of net charge-offs to average non-covered loans was 0.56% compared to 0.24% for 2008 and 0.16% in 2007.

See the section entitled “Allowance for Loan Losses and Loan Loss Experience” below for a more detailed discussion of the allowance for loan losses.  The allowance is monitored and analyzed regularly in conjunction with our loan analysis and grading program, and adjustments are made to maintain an adequate allowance for loan losses.

Noninterest Income

Our noninterest income amounted to $89,518,000 in 2009, $20,657,000 in 2008, and $17,217,000 in 2007.

As shown in Table 4, core noninterest income, which excludes the Cooperative acquisition gain and other miscellaneous gains and losses, amounted to $21,870,000 in 2009, a 6.6% increase from $20,515,000 in 2008.  The 2008 core noninterest income of $20,515,000 was 22.6% higher than the $16,740,000 recorded in 2007.

See Table 4 and the following discussion for an understanding of the components of noninterest income.

Service charges on deposit accounts in 2009 amounted to $13,854,000, a 2.4% increase compared to $13,535,000 recorded in 2008.  The $13,535,000 recorded in 2008 was 35.5% more than the 2007 amount of $9,988,000.  The increase in 2009 can be attributed to a larger customer base as a result of the Cooperative acquisition.  The primary reason for the increase in 2008 was the expansion of our overdraft protection program in the fourth quarter of 2007 to include overdraft protection for debit card purchases and ATM withdrawals.  Previously the overdraft protection program, in which we charge a fee for honoring payments on overdrawn accounts, only applied to written checks.  We expect legislation that will be effective beginning on July 1, 2010 to reduce our fees earned on overdrafts.  The legislation prohibits us from charging an overdraft fee for paying automated teller machine (ATM) and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents, or opts in, to the institution’s payment of overdrafts for these transactions.

Other service charges, commissions and fees amounted to $4,848,000 in 2009, a 10.4% increase from the $4,392,000 earned in 2008.  The 2008 amount of $4,392,000 was a 12.6% increase from the $3,902,000 recorded in 2007.  This category of noninterest income includes items such as electronic payment processing revenue (which includes fees related to credit card transactions by merchants and customers and fees earned from debit card transactions), ATM charges, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees.  The  growth in this category for both years was primarily due to the increased acceptance and popularity of debit cards (for which we earn income for each use by our customers) and the overall growth in our total customer base, including growth achieved from corporate acquisitions.

Fees from presold mortgages amounted to $1,505,000 in 2009, $869,000 in 2008, and $1,135,000 in 2007.  The increase in fees earned in 2009 was due to the increased mortgage refinance activity due to a favorable interest rate environment.  The decrease in fees earned in 2008 was primarily a result of lower volume caused by the declining market for home sales.

Commissions from sales of insurance and financial products amounted to $1,524,000 in 2009, $1,552,000 in 2008, and $1,511,000 in 2007.  This line item includes commissions we receive from three sources - 1) sales of credit life insurance associated with new loans, 2) commissions from the sales of investment, annuity, and long-term care insurance products, and 3) commissions from the sale of property and casualty insurance.  The following table presents the contribution of each of the three sources to the total amount recognized in this line item:

($ in thousands)	2009	2008	2007
Commissions earned from:
Sales of credit life insurance	$281	294	304
Sales of investments, annuities, and long term care insurance	503	474	387
Sales of property and casualty insurance	740	784	820
Total	$1,524	1,552	1,511

Data processing fees amounted to $139,000 in 2009, $167,000 in 2008, and $204,000 in 2007.  As noted earlier, Montgomery Data has historically made its excess data processing capabilities available to area financial institutions for a fee.  As of the year ended December 31, 2007, Montgomery Data had two outside customers.  In 2008, the two customers merged with one another, thus leaving Montgomery Data with one customer at December 31, 2008 and 2009.  However this customer terminated its service agreement with Montgomery Data effective in January 2010.  In light of the demands of providing service to the Bank, we have decided to discontinue this service for third parties, and we expect to merge Montgomery Data into the Bank later in 2010.

Noninterest income not considered to be “core” amounted to a net gain of $67,648,000 in 2009, a net gain of $142,000 in 2008, and a net gain of $477,000 in 2007.  In 2009, as previously discussed, we realized a gain of $67,894,000 from the acquisition of Cooperative Bank in June 2009.

Noninterest Expenses

Noninterest expenses for 2009 were $78,551,000, compared to $62,211,000 in 2008 and $56,324,000 in 2007.  Table 5 presents the components of our noninterest expense during the past three years.

As reflected in the amounts noted above, noninterest expenses increased 26.3% in 2009 and 10.5% in 2008.  The increases in noninterest expenses over the past three years have occurred in every line item of expense and have been primarily a result of our significant growth.  Due to acquisition and internal growth, over the past three years our number of bank branches has increased from 68 to 91, and the number of full time equivalent employees has increased from 620 at December 31, 2006 to 764 at December 31, 2009.  Additionally, from December 31, 2006 to December 31, 2009, the amount of loans outstanding increased 52.4% and deposits increased 73.0%.

  Within personnel expense, employee benefits expense increased by approximately $3.5 million, or 48.1%, in 2009.  The primary reasons for the increase in this line item relate to higher health care expense and higher pension expense.  We self-insure our employees’ health care expense; therefore, incurred health care costs directly impact the expense we record.  In 2009 employee health care expense increased to $3.7 million compared to $2.1 million in 2008 as a result higher claims.  Pension expense also increased during 2009, amounting to $3.7 million in 2009 compared to $2.3 million in 2008.  This increase was primarily a result of investment losses experienced by the pension plan’s assets in 2008.  In order to manage this expense, effective June 2009, we are no longer adding new participants to our pension plan.

In 2009, as a result of the acquisition of Cooperative Bank we incurred approximately $1.3 million in acquisition expenses, primarily consisting of professional fees.  Due to recent changes in relevant accounting guidance, we were required to record these acquisition costs as a current period expense.  In previous years, any direct expenses associated with an acquisition were capitalized as part of the cost of the acquisition.

FDIC deposit insurance expense has significantly increased over the past two years.  From 2004 through 2006, we were not required to pay any FDIC deposit insurance premiums.  As discussed above in “Supervision and Regulation of the Bank,” in 2006 the FDIC modified its rules relating to the assessment of deposit insurance premiums.  In 2007, 2008, and 2009, we incurred approximately $0.1 million, $1.2 million, and $5.5 million, respectively, in FDIC deposit insurance premium expense.  The $5.5 million in FDIC insurance expense for 2009 included a special assessment, which applied to all banks, of $1.6 million and was recorded in the second quarter of 2009.

Our ratio of noninterest expense to average assets was 2.54% in 2009 compared to 2.50% in 2008 and 2.63% in 2007.  Our efficiency ratio (noninterest expense divided by the sum of tax-equivalent net interest income plus noninterest income) was 39.79% in 2009 compared to 57.67% in 2008 and 58.03% in 2007.  For both of the ratios described in this paragraph, a lower ratio is more favorable than a higher ratio, as they generally indicate the amount of expenditures required to produce additional amounts of income.  The significantly lower efficiency ratio in 2009 was a result of the acquisition gain related to Cooperative that amounted to $67.9 million.

Income Taxes

The provision for income taxes was $37,618,000 in 2009, $13,120,000 in 2008, and $13,150,000 in 2007.

Table 6 presents the components of tax expense and the related effective tax rates.  The effective tax rate for 2009 was 38.4% compared to 37.4% in 2008 and 37.6% in 2007.  In 2009, due to the acquisition of Cooperative Bank we recorded a gain of $67.9 million, which resulted in a $26.8 million increase in the provision for income taxes.  We expect our effective tax rate to be in the 36%-38% range for the foreseeable future.

Table 1 reflects the fact that in 2005, we recorded incremental tax expense of $4.3 million related to the settlement of a state tax matter with the North Carolina Department of Revenue.  See prior year filings for discussion of this matter.

Stock-Based Compensation

We recorded stock-based compensation expense of $449,000, $143,000 and $190,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

On June 1 of 2007, 2008, and 2009, we made stock-based grants of 2,250 options to each of our non-employee directors.  In 2008, in addition to the annual director grant, our board of directors approved a grant of incentive-based stock awards to 19 senior officers under the First Bancorp 2007 Equity Plan.  In 2009, our board of directors approved a grant of long-term restricted stock to certain senior executives under the 2007 Equity Plan.  Both grants are discussed in the following paragraphs.

On June 17, 2008, 262,599 stock options and 81,337 performance units were awarded to 19 senior officers under the 2007 Equity Plan.  Each performance unit represents the right to receive one share of First Bancorp common stock upon satisfaction of the vesting conditions.  This grant has both performance conditions (earnings per share targets) and service conditions that must be met in order to vest.  The 262,599 stock options and 81,337 performance units represented the maximum amount of options and performance units that could have vested if the Company were to achieve specified maximum goals for earnings per share during the three annual performance periods ending on December 31, 2008, 2009, and 2010.  Up to one-third of the total number of options and performance units granted will vest annually as of December 31 of each year beginning in 2010, if (1) the Company achieves specific EPS goals during the corresponding performance period and (2) the award recipient continues employment for a period of two years beyond the corresponding performance period.  Compensation expense for this grant will be recorded over the various service periods based on the estimated number of options and performance units that are probable to vest.  If the awards do not vest, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.  We did not achieve the minimum earnings per share performance goal for 2008, and thus one-third of the above grant was permanently forfeited.  During June 2009, as a result of the significant gain realized related to the Cooperative Bank acquisition, we determined that it was probable that the EPS goal for 2009 would be met.  Accordingly, we recorded compensation expense of $149,000 in June 2009 and $75,000 in the third and fourth quarters of 2009.  We expect to record compensation expense of approximately $75,000 on a quarterly basis through the vesting period of December 31, 2011.  We currently do not believe that the EPS goals for 2010 will be met, and thus no compensation expense has been recorded related to that performance period.

On December 11, 2009, the board of directors granted 29,267 long-term restricted shares of common stock to certain senior executives.  This restricted stock vests in accordance with the minimum rules for long-term equity grants for companies participating in the United States Treasury’s Troubled Asset Relief Program (TARP).  These rules require that the vesting of the stock be tied to repayment of the financial assistance.  For each 25% of total financial assistance repaid, 25% of the total long-term restricted stock may become transferrable.  The amount of compensation expense recorded by the Company in 2009 on account of this grant was insignificant.  The total compensation expense associated with this grant was $398,000 and is being initially amortized over a four year period.

Excluding the incentive grants noted above, our stock-based compensation expense related to options currently outstanding is insignificant.  We expect to continue the annual grant of 2,250 stock options to each of our non-employee directors in 2010.  This annual grant resulted in us recording an expense of $150,000 ($91,000 after-tax) in 2009.

ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Overview

Over the past two years, we have experienced significant increases in our levels of loans and deposits, which has resulted in an increase in assets from $2.3 billion at December 31, 2007 to $3.5 billion at December 31, 2009.  Changes in our loans and deposit balances occur as a result of organic growth or decline, as well as acquisitions.  During the second quarter of 2009, we acquired Cooperative Bank under a purchase and assumption agreement with the FDIC.  During the second quarter of 2008, we completed the acquisition of Great Pee Dee Bancorp through merger.  The following table presents detailed information regarding the nature of our growth in 2008 and 2009:

($ in thousands)	Balance at beginning of period	Internal growth (1)	Growth from Acquisitions	Balance at end of period	Total percentage growth	Internal percentage growth (1)
2009
Loans	$2,211,315	(159,554)	601,104	2,652,865	20.0%	-7.2%

Deposits – Noninterest bearing	229,478	7,720	35,224	272,422	18.7%	3.4%
Deposits – NOW	198,775	131,576	32,015	362,366	82.3%	66.2%
Deposits – Money market	340,739	110,444	45,757	496,940	45.8%	32.4%
Deposits – Savings	125,240	2,855	21,243	149,338	19.2%	2.3%
Deposits – Brokered time	78,569	(45,180)	42,943	76,332	-2.8%	-57.5%
Deposits – Internet time	5,206	(38,854)	161,672	128,024	n/a	n/a
Deposits – Time >$100,000	520,198	35,826	148,104	704,128	35.4%	6.9%
Deposits – Time <$100,000	576,586	(58,131)	225,103	743,558	29.0%	-10.1%
Total deposits	$2,074,791	146,256	712,061	2,933,108	41.4%	7.0%

2008
Loans	$1,894,295	133,180	183,840	2,211,315	16.7%	7.0%

Deposits – Noninterest bearing	232,141	(11,099)	8,436	229,478	-1.1%	-4.8%
Deposits – NOW	192,785	(4,405)	10,395	198,775	3.1%	-2.3%
Deposits – Money market	264,653	61,025	15,061	340,739	28.7%	23.1%
Deposits – Savings	100,955	21,697	2,588	125,240	24.1%	21.5%
Deposits – Brokered time	–	53,012	25,557	78,569	n/a	n/a
Deposits – Internet time	–	5,206	–	5,206	n/a	n/a
Deposits – Time >$100,000	479,176	3,350	37,672	520,198	8.6%	0.7%
Deposits – Time <$100,000	568,567	(39,981)	48,000	576,586	1.4%	-7.0%
Total deposits	$1,838,277	88,805	147,709	2,074,791	12.9%	4.8%

(1)  Excludes the impact of acquisitions.

As derived from the table above, for 2009, our loans increased by $442 million, or 20.0%, which was due to our acquisition of Cooperative Bank on June 19, 2009, which resulted in an increase in loans of $601 million.  During 2009, deposits increased $858 million, or 41.4%, of which $146 million was internal growth and $712 million was from the Cooperative Bank acquisition.  For 2009, internally generated loans decreased $160 million, or 7.2%, while internally generated deposits increased by $146 million, or 7.0%.  We believe internally generated loans declined due to lower loan demand in the recessionary economy, as well as an initiative that began in 2008 to require generally higher loan interest rates to better compensate us for our risk.  Also, we have de-emphasized certain types of lending, most notably acquisition and development land loans and non-owner occupied commercial real estate.

Overall, deposit growth for 2009 was strong, which we primarily attribute to customers shifting money to banks from other non-FDIC insured sources.  Deposit growth in NOW accounts for 2009 was impacted by a $65 million deposit received during the last week of the year.

The deposit portfolio assumed from Cooperative Bank had a high concentration of time deposits, comprising approximately 81% of total deposits compared to our recent historical average of 55%-57%.  Time deposits are generally our bank’s most expensive funding source.  Additionally, Cooperative Bank’s time deposits were more heavily concentrated in brokered time deposits and time deposits gathered by placing interest rates on internet websites.  Prior to the Cooperative acquisition, we had $66 million in brokered deposits and $7 million in internet deposits.  The acquisition brought us an additional $43 million in brokered deposits and $162 million in internet deposits.  We believe these two types of deposit sources have little long term value, as the interest rates are relatively high and there is limited opportunity to develop additional business with those customers. We expect that our level of internet deposits will continue to steadily decline in the future as those deposits mature because we plan to offer interest rates on renewals that are less competitive than the relatively high rates that Cooperative was offering.  We expect to replace those deposits with either retail deposits or brokered deposits at lower interest rates.  At December 31, 2009, brokered deposits comprised just 2.6% of deposits and internet deposits comprised 4.4% of total deposits.

In 2008, we experienced internal loan growth of 7.0%, which was partially due to our 2005 expansion into Mooresville, North Carolina, a high growth market near Charlotte, and our 2005 expansion into the coastal North Carolina counties of New Hanover County and Brunswick County.  Loan growth in these markets totaled $77 million in 2008.

Internal deposit growth was 4.8% in 2008, with most of the growth occurring in money market accounts.   The growth in money market accounts was almost entirely within a high interest rate money market account that was created in order to attract deposits to fund loan growth, as well as to enhance overall liquidity.  We believe that the generally lower growth (or negative growth) experienced in 2008 in the other non-time deposit categories was partially a result of customers shifting funds to this money market account.  The increase in the Savings category in 2008 was due to a $25 million deposit from one customer into a high interest rate savings account.

Internal non-brokered time deposit growth in denominations of less than $100,000 decreased 7% in 2008.  Time deposits are a highly rate sensitive category of deposits.  In 2008, we decided not to match promotional time deposit interest rates being offered by several of our local competitors, which we felt were too high compared to alternative funding sources, and consequently we experienced a loss of internally generated time deposits.  Instead of matching the high interest rates, we decided to utilize brokered time deposits because they had interest rates meaningfully lower than rates in the local marketplace.  We ended 2008 with a total of $79 million in brokered time deposits compared to none in 2007.  The $79 million in brokered time deposits at December 31, 2008 represented just 3.8% of our total deposits, which we believe is a relatively low level of reliance on this wholesale funding source.  In addition to the $79 million in brokered deposits at December 31, 2008, we also had $5 million in time deposits that we raised during the year from an internet posting service.

As can be seen in the table above, our acquisition of Great Pee Dee Bancorp in 2008 resulted in the assumption of $184 million in loans and $148 million in deposits.

Our overall liquidity improved during 2009 compared to 2008.  Excluding the Cooperative acquisition, we experienced $146 million in deposit growth, while loans decreased $160 million, thereby creating $306 million in additional liquidity.  Additionally, the receipt of $65 million in proceeds from the January 2009 sale of preferred stock to the US Treasury improved our liquidity.  There was no significant impact on our liquidity as a result of the Cooperative acquisition.  Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 16.5% at December 31, 2008 to 17.8% at December 31, 2009.  In addition, the growth in our deposits has lessened our reliance on borrowings, which declined by $190 million during 2009.

Our capital ratios improved significantly in 2009 as a result of our sale of $65 million of preferred stock to the US Treasury under the Capital Purchase Program on January 9, 2009.  All of our capital ratios have continually exceeded the regulatory thresholds for “well-capitalized” status for all periods covered by this report.

Due to the recessionary economic environment that began in 2007, our asset quality ratios have worsened.  Our non-covered nonperforming assets to total non-covered assets ratio was 3.10% at December 31, 2009 compared to 1.29% at December 31, 2008, and 0.47% at December 31, 2007.  For the year ended December 31, 2009, our ratio of net charge-offs to average non-covered loans was 0.56% compared to 0.24% for 2008, and 0.16% for 2007.

Distribution of Assets and Liabilities

Table 7 sets forth the percentage relationships of significant components of our balance sheet at December 31, 2009, 2008, and 2007.

In the two years leading up to 2009, loans comprised 80%-81% of total assets while deposits comprised 76%-79% of total assets.  In 2009, primarily as a result of the general decline in loan balances (excluding Cooperative) and the increases in deposits, the percentage of loans to total assets decreased to 74%, while the percentage of deposits to total assets increased to 82%.  With higher levels of cash realized from our increased liquidity during 2009, we paid down our level of borrowings, which resulted in borrowings comprising only 5% of total assets compared to 10%-13% at the prior two year ends.

Securities

Information regarding our securities portfolio as of December 31, 2009, 2008, and 2007 is presented in Tables 8 and 9.

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

Total securities amounted to $214.2 million, $187.2 million, and $151.8 million at December 31, 2009, 2008, and 2007, respectively.  In 2008, our level of securities increased primarily due to purchases of securities we initiated in order to collateralize public deposits.  In 2009, we experienced higher cash balances as a result of deposit growth that exceeded loan growth.  We invested a portion of this cash in investment securities, which resulted in higher securities balances.  In 2009, the majority of our purchases were mortgage-backed securities issued by the Government National Mortgage Association (Ginnie Mae), which are 100% guaranteed by the United States government and carry a zero percent weighting for risk-based capital purposes.  In general, we prefer to invest in relatively short-term investments in order to provide liquidity and manage interest rate risk.  We have never held investments in Freddie Mac or Fannie Mae preferred stock.

The majority of our “government-sponsored enterprise” securities are issued by the Federal Home Loan Bank and carry one maturity date, often with an issuer call feature.  At December 31, 2009, of the $37 million in carrying value of government-sponsored enterprise securities, $32 million were issued by the Federal Home Loan Bank system and the other $5 million were issued by the Federal Farm Credit Bank system.

Our $112 million of mortgage-backed securities have been all been issued by either Freddie Mac, Fannie Mae, or Ginnie Mae, each of which are government-sponsored corporations.  We have no “private label” mortgage-backed securities.  Mortgage-backed securities vary in their repayment in correlation with the underlying pools of home mortgage loans.

Included in mortgage-backed securities at December 31, 2009 were collateralized mortgage obligations

(“CMOs”) with an amortized cost of $5.4 million and a fair value of $5.6 million.  The CMOs that we have invested in are substantially all “early tranche” portions of the CMOs, which minimizes our long-term interest rate risk.

At December 31, 2009, our $14 million investment in corporate bonds was comprised of the following:

($ in thousands)	S&P Issuer	Maturity	Amortized
Issuer	Ratings (1)	Date	Cost	Market Value
First Citizens Bancorp (South Carolina) Bond	BB	4/1/15	$2,994	2,859
Bank of America Trust Preferred Security	BB	12/11/26	2,053	1,918
Wells Fargo Trust Preferred Security	A-	1/15/27	2,567	2,428
Bank of America Trust Preferred Security	BB	4/15/27	5,063	4,831
First Citizens Bancorp (North Carolina) Trust Preferred Security	BB	3/1/28	2,092	1,811
First Citizens Bancorp (South Carolina) Trust Preferred Security	Not Rated	6/15/34	1,000	589
Total investment in corporate bonds			$15,769	14,436

(1)  The ratings are as of January 26, 2010.

Our $17 million investment in equity securities at each year end is comprised almost entirely of capital stock in the Federal Home Loan Bank of Atlanta (FHLB).  The FHLB requires us to purchase their stock in order to borrow from them.  The amount they require us to invest is based on our level of borrowings from them.  At December 31, 2009, our investment in capital stock of the FHLB amounted to $16.5 million of our total investment in equity securities of $17.0 million.  Until February 27, 2009, the FHLB redeemed their stock at par as borrowings were repaid.  On February 27, 2009, the FHLB announced that they would no longer automatically redeem their stock when loans are repaid.  Instead, they stated that they would evaluate whether they would repurchase stock on a quarterly basis.  Since that time the FHLB has not repurchased any excess stock.

The fair value of securities held to maturity, which we carry at amortized cost, was $534,000 more than the carrying value at December 31, 2009 and $179,000 less than the carrying value at December 31, 2008.  Our $34.4 million in securities held to maturity are comprised almost entirely of municipal bonds issued by state and local governments throughout our market area.  The denominations of the bonds are all less than $1,000,000 and we have no significant concentration of bond holdings from one government entity, with the single largest exposure to any one entity being $2,000,000.  Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.

At December 31, 2009, 2008, and 2007, a net unrealized gain of $1,832,000, $273,000, and $86,000, respectively, was included in the carrying value of securities classified as available for sale.  During those three years, interest rates have generally declined, which typically increases the value of our investment securities.  Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates and the overall economic environment, not by concerns about the ability of the issuers to meet their obligations.  Net unrealized gains, net of applicable deferred income taxes, of $1,117,000, $167,000, and $52,000 have been reported as part of a separate component of shareholders’ equity (accumulated other comprehensive income (loss)) as of December 31, 2009, 2008, and 2007, respectively.

The weighted average taxable-equivalent yield for the securities available for sale portfolio was 3.62% at December 31, 2009.  The expected weighted average life of the available for sale portfolio using the call date for above-market callable bonds, the maturity date for all other non-mortgage-backed securities, and the expected life for mortgage-backed securities, was 4.9 years.

The weighted average taxable-equivalent yield for the securities held to maturity portfolio was 5.91% at December 31, 2009.  The expected weighted average life of the held to maturity portfolio using the call date for above-market callable bonds and the maturity date for all other securities, was 7.5 years.

As of December 31, 2009 and 2008, we own no investment securities of any one issuer, other than government-sponsored enterprises or corporations, in which aggregate book values and market values exceeded 10% of shareholders’ equity.

Loans

Table 10 provides a summary of the loan portfolio composition of our total loans at each of the past five year ends.

As previously discussed, in our acquisition of Cooperative Bank, we entered into loss share agreements with the FDIC, which afford us significant protection from losses from all loans and other real estate acquired in the acquisition.  Because of the loss protection provided by the FDIC, the financial risk of the Cooperative Bank loans is significantly different from those assets not covered under the loss share agreements.  Accordingly, we present separately loans subject to the FDIC loss share agreements as “covered loans” and loans that are not subject to the loss share agreements as “non-covered loans.”  Table 10a presents a breakout of covered and non-covered loans as of December 31, 2009.

The loan portfolio is the largest category of our earning assets and is comprised of commercial loans, real estate mortgage loans, real estate construction loans, and consumer loans.  We restrict virtually all of our lending to our 36 county market area, which is located in central and southeastern North Carolina, four counties in southern Virginia and five counties in northeastern South Carolina.  The diversity of the region’s economic base has historically provided a stable lending environment.

In 2009, net loans outstanding increased $441.6 million, or 20.0% to $2.65 billion.  All of the loan growth in 2009 was assumed in the acquisition of Cooperative Bank in June 2009, as non-covered loans declined by $78.5 million in 2009.

In 2008, loans outstanding increased $317.0 million, or 16.7% to $2.21 billion.  Of the $317.0 million in loan growth in 2008, approximately $183.8 million was assumed in the acquisition of Great Pee Dee Bancorp, Inc. in April 2008.

The great majority of our loan growth over the years has been real estate mortgage loans and loans secured by real estate have consistently comprised 80% to 85% of our outstanding loan balances.  The majority of our “real estate” loans are personal and commercial loans where cash flow from the borrower’s occupation or business are the primary repayment source, with the real estate pledged providing a secondary repayment source.

Table 10 indicates that the two types of loans that have had the largest variances in the amount outstanding as a percent of total loans have been construction/land development loans and residential mortgage loans.  In 2005 we expanded our branch network to what was then the fast-growing southeast coast of North Carolina, which had a high demand for construction and land development loans.  In 2008, due to recessionary conditions, particularly in the new housing market, loan demand for these types of loans weakened and we tightened our loan underwriting criteria for these types of loans, which reduced growth.  Due to economic conditions, for the past two years we have made very few new acquisition and land development loans, and we expect this trend to continue.

From 2005 to 2008, our level of residential mortgage loans generally declined as we experienced higher growth in other loan categories.  Due to the Cooperative transaction, our percentage of residential loans increased significantly because Cooperative’s loan portfolio was heavily concentrated in residential mortgages.

Table 11 provides a summary of scheduled loan maturities over certain time periods, with fixed rate loans and adjustable rate loans shown separately.  Approximately 30% of our accruing loans outstanding at December

31, 2009 mature within one year and 73% of total loans mature within five years.  As of December 31, 2009, the percentages of variable rate loans and fixed rate loans as compared to total performing loans were 49% and 51%, respectively.  We intentionally make a blend of fixed and variable rate loans so as to reduce interest rate risk.

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

Table 12 summarizes our nonperforming assets at the dates indicated.  Because of the loss protection provided by the FDIC, we present separately nonperforming assets subject to the loss share agreements as “covered” and nonperforming assets that are not subject to the loss share agreements as “non-covered.”

Table 12a presents our nonperforming assets at December 31, 2009 by general geographic region and further segregated into “covered” nonperforming assets and “non-covered” nonperforming assets.  The majority of our nonperforming assets are located in the Eastern North Carolina region, which has experienced the most negative effects of the recession of any of our regions.

Due largely to the recessionary economic conditions that began in late 2007 and worsened in 2008 and 2009, we have experienced increases in our nonperforming assets.  Our total nonperforming assets were also significantly impacted by the Cooperative acquisition.

Non-covered nonperforming loans totaled $83.5 million, $30.6, and $7.8 million, as of December 31, 2009, 2008, and 2007, respectively.  Total non-covered nonperforming loans as a percentage of total loans amounted to 3.91%, 1.38%, and 0.41%, at December 31, 2009, 2008, and 2007, respectively.

At December 31, 2009, troubled debt restructurings amounted to $21.3 million, an increase of $17.3 million over the $4.0 million reported at December 31, 2008.  This increase was the result of our working with borrowers experiencing financial difficulties by modifying certain loan terms and was also impacted by our analysis of the Federal Reserve’s October 2009 guidance related to real estate loan workouts, which provided clarification of situations involving borrowers that should be reported as troubled debt restructurings.

The following is the composition, by loan type, of all of our nonaccrual loans at each period end:

	At December 31, 2009 (1)	At December 31, 2008
Commercial, financial, and agricultural	$4,033	1,726
Real estate – construction, land development, and other land loans	80,669	6,936
Real estate – mortgage – residential (1-4 family) first mortgages	48,424	10,856
Real estate – mortgage – home equity loans/lines of credit	16,951	2,242
Real estate – mortgage – commercial and other	28,476	3,624
Installment loans to individuals	1,569	1,216
Total nonaccrual loans	$180,122	26,600

(1)	Includes both covered and non-covered loans.

The following segregates our nonaccrual loans at December 31, 2009 into covered and non-covered loans:

	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$263	3,770	4,033
Real estate – construction, land development, and other land loans	54,023	26,646	80,669
Real estate – mortgage – residential (1-4 family) first mortgages	31,315	17,109	48,424
Real estate – mortgage – home equity loans/lines of credit	13,451	3,500	16,951
Real estate – mortgage – commercial and other	18,595	9,881	28,476
Installment loans to individuals	269	1,300	1,569
Total nonaccrual loans	$117,916	62,206	180,122

If the nonaccrual and restructured loans as of December 31, 2009, 2008 and 2007 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $9,800,000, $1,930,000 and $610,000 for nonaccrual loans and $1,200,000, $310,000 and $1,000 for restructured loans would have been recorded for 2009, 2008, and 2007, respectively.  Interest income on such loans that was actually collected and included in net income in 2009, 2008 and 2007 amounted to approximately $2,147,000, $826,000 and $252,000 for nonaccrual loans (prior to their being placed on nonaccrual status), and $866,000, $155,000, and $1,000 for restructured loans, respectively.  At December 31, 2009 and 2008, the Company had no commitments to lend additional funds to debtors whose loans were nonperforming.

Management routinely monitors the status of certain large loans that, in management’s opinion, have credit weaknesses that could cause them to become nonperforming loans.  In addition to the nonperforming loan amounts discussed above, management believes that an estimated $5 million of non-covered loans and $21 million of covered loans that were performing in accordance with their contractual terms at December 31, 2009 have the potential to develop problems depending upon the particular financial situations of the borrowers and economic conditions in general.  Management has taken these potential problem loans into consideration when evaluating the adequacy of the allowance for loan losses at December 31, 2009 (see discussion below).

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

Other real estate includes foreclosed, repossessed, and idled properties.  Non-covered other real estate has increased over the past three years, amounting to $8.8 million at December 31, 2009, $4.8 million at December 31, 2008, and $3.0 million at December 31, 2007.  At December 31, 2009, we also held $47.4 million in other real estate that is subject to the loss share agreement with the FDIC.  We believe that the fair values of the items of other real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

The following table presents the detail of our other real estate at each of the past two year ends:

	At December 31, 2009 (1)	At December 31, 2008
Vacant land	$44,078	975
1-4 family residential properties	10,004	2,149
Commercial real estate	2,141	1,693
Other	–	15
Total other real estate	$56,223	4,832

(1)	Includes both covered and non-covered real estate.

The following segregates our other real estate at December 31, 2009 into covered and non-covered:

	Covered Other Real Estate	Non-covered Other Real Estate	Total Other Real Estate
Vacant land	$40,836	3,242	44,078
1-4 family residential properties	6,171	3,833	10,004
Commercial real estate	423	1,718	2,141
Other	–	–	–
Total other real estate	$47,430	8,793	56,223

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

The allowance for loan losses amounted to $37.3 million at December 31, 2009 compared to $29.3 million at December 31, 2008 and $21.3 million at December 31, 2007.  At December 31, 2009, the entire allowance for loan losses is attributable to non-covered loans, with the Cooperative covered loans having no allowance allocation because these loans were written down to estimated fair market value in connection with the recording of the acquisition.

The ratio of the allowance for loan losses to non-covered loans was 1.75%, 1.32%, and 1.13% as of December 31, 2009, 2008, and 2007, respectively.  The increasing allowance percentage has been necessary due to the higher level of delinquencies and classified and nonperforming loans.   As noted in Table 12, our allowance for loan losses as a percentage of non-covered nonperforming loans (“coverage ratio”) amounted to 45% at December 31, 2009 compared to 96% at December 31, 2008 and 273% at December 31, 2007.  Due to the secured nature of virtually all of our loans that are on nonaccrual status, the variance in the coverage ratio is not necessarily indicative of the relative adequacy of the allowance for loan losses.

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

Net loan charge-offs amounted to $12.1 million in 2009, $5.1 million in 2008, and $2.8 million in 2007.  The higher amounts in 2008 and 2009 reflect the impact of deteriorating loan quality that has been impacted by the recessionary economic conditions.  Net charge-offs as a percentage of average non-covered loans represented 0.56%, 0.24%, and 0.16%, during 2009, 2008, and 2007, respectively.

Deposits and Securities Sold Under Agreements to Repurchase

At December 31, 2009, deposits outstanding amounted to $2.933 billion, an increase of $858 million, or 41.4%, from December 31, 2008.  Approximately $146 million, or 17%, of the deposit growth in 2009 was internally generated, while the remaining $712 million, or 83%, resulted from the acquisition of Cooperative Bank in June 2009.  Overall, deposit growth for 2009 was strong, which we primarily attribute to customers shifting money to banks from other non-FDIC insured sources.  Deposit growth in NOW accounts for 2009 was impacted by a $65 million deposit received during the last week of the year.

In 2008, deposits grew from $1.838 billion to $2.075 billion, an increase of $237 million, or 12.9%, from December 31, 2007. Approximately $89 million, or 38%, of the deposit growth in 2008 was internally generated, while the remaining $148 million, or 62%, resulted from the acquisition of Great Pee Dee in April 2008.

The nature of our deposit growth is illustrated in the table on page 43.  The following table reflects the mix of our deposits at each of the past three year ends:

	2009	2008	2007
Noninterest-bearing deposits	9%	11%	13%
NOW deposits	12%	10%	10%
Money market deposits	17%	16%	14%
Savings deposits	5%	6%	6%
Brokered deposits	3%	4%	–
Internet deposits	4%	0%	–
Time deposits > $100,000	24%	25%	26%
Time deposits < $100,000	26%	28%	31%
Total deposits	100%	100%	100%
Securities sold under agreements to repurchase as a percent of total deposits	2%	3%	2%

The deposit mix remained relatively consistent from 2007 to 2009.  Time deposits have declined slightly and money markets have increased partially as a result of customers shifting their funds between the two categories.  Additionally, the percentages for time deposits have declined because we have chosen not to match certain promotional time deposit interest rates being offered by several of our local competitors, which we felt were too high compared to alternative funding sources.  Instead of matching the high interest rates, in 2008, we began utilizing brokered time deposits because they had interest rates meaningfully lower than rates in the local marketplace at that time.  We ended 2008 with a total of $79 million in brokered time deposits compared to none in 2007.  In addition to the $79 million in brokered deposits at December 31, 2008, we also had $5 million in time deposits that we raised during the year from an internet posting service.  In the June 2009 Cooperative acquisition, we assumed $43 million in brokered deposits and $162 million in internet time deposits in 2009.  At June 30, 2009, we had a total of $109 million in brokered deposits and $169 million in internet time deposits.  Since that time, due to relatively strong growth in core deposits that are generally paying lower interest rates, we have elected to pay off most brokered and internet deposits as they mature instead of renewing them.  At December 31, 2009, our brokered deposits were down to $76 million and internet time deposits had been reduced to $128 million.

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

Table 15 presents the average amounts of our deposits and the average yield paid for those deposits for the years ended December 31, 2009, 2008, and 2007.

As of December 31, 2009, we held approximately $816.5 million in time deposits of $100,000 or more.  Table 16 is a maturity schedule of time deposits of $100,000 or more as of December 31, 2009.  This table shows that 92% of our time deposits greater than $100,000 mature within one year.

At each of the past three year ends, we have no deposits issued through foreign offices, nor do we believe that we held any deposits by foreign depositors.

Borrowings

We had borrowings outstanding of $176.8 million at December 31, 2009 compared to $367.3 million at December 31, 2008.  As shown in Table 2, average borrowings decreased significantly in 2009 as a result of the low loan growth and strong deposit growth that provided funds to pay down our borrowings.  In 2009, average loans outstanding were $358 million higher than in 2008, while average deposits increased by $564 million.  Average borrowings increased from 2007 to 2008 as a result the need to fund loan growth that exceeded deposit growth, as well as $41 million in borrowings assumed in the acquisition of Great Pee Dee.  In 2008, average loans outstanding were $309 million higher than in 2007, whereas average deposits increased by only $205 million.

At December 31, 2009, the Company had four sources of readily available borrowing capacity – 1) an approximately $687 million line of credit with the FHLB, of which $130 million was outstanding at December 31, 2009 and $265 million was outstanding at December 31, 2008, 2) a $50 million overnight federal funds line of credit with a correspondent bank, of which none was outstanding at December 31, 2009 and $35 million was outstanding at December 31, 2008, 3) an approximately $84 million line of credit through the Federal Reserve Bank of Richmond’s (FRB) discount window, none of which was outstanding at December 31, 2009 or 2008, and 4) a $20 million holding company line of credit with a commercial bank (none of which was outstanding at December 31, 2009, and $20 million was outstanding at December 31, 2008).

Our line of credit with the FHLB can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need, and is secured by our FHLB stock and a blanket lien on most of our real estate loan portfolio.  As of December 31, 2009, $100 million of the $130 million outstanding with the FHLB were overnight borrowings (daily renewable) with a weighted-average interest rate of 0.36%, with the remaining $30 million outstanding having a weighted average interest rate of 3.94% and maturity dates ranging from August 2010 to April 2012.  For the year ended December 31, 2009, the average amount of FHLB borrowings outstanding was approximately $98 million and had a weighted average interest rate for the year of 1.77%.  The maximum amount of short-term FHLB borrowings outstanding at any month-end during 2009 was $225 million.

In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of the line of credit, the borrowing capacity was further reduced by $170 million and $75 million at December 31, 2009 and 2008, respectively, as a result of the pledging letters of credit backed by the FHLB for public deposits at each of those dates.

In January 2010, we received the results of a collateral audit from the FHLB.  Based primarily on a finding that we were not keeping certain original loan documents, but were instead imaging them and shredding the original documents, a significant portion of our collateral pledged to the FHLB was deemed to be ineligible for pledging purposes.  As a result, our borrowing availability with the FHLB was reduced from $687 million to approximately $335 million.  We have changed our document retention procedures and expect our borrowing availability to gradually increase as we make new loans and renew existing ones.

Our correspondent bank relationship allows us to purchase up to $50 million in federal funds on an overnight, unsecured basis (federal funds purchased).  We had no borrowings outstanding under this line at December 31, 2009.  We had $35 million borrowings outstanding under this line at December 31, 2008.  This line of credit was not drawn upon during any of 2007.  The maximum amount of federal funds purchased outstanding at any month-end during 2009 was $40 million.

We also have a line of credit with the FRB discount window.  This line is secured by a blanket lien on a portion of our commercial and consumer loan portfolio (excluding real estate loans).  Based on the collateral that we owned as of December 31, 2009, the available line of credit was approximately $84 million.  At December,

31, 2009 and 2008, we had no borrowings outstanding under this line.  During 2009, we occasionally utilized this line of credit due to favorable interest rates offered.  The maximum amount of FRB borrowings outstanding at any month-end during 2009 was $75 million.

At December 31, 2009 and 2008, we had a $20 million holding company line of credit with a correspondent bank that was secured by 100% of the common stock of our bank subsidiary.  This line of credit expires and is subject to renewal in February of each year.  The line of credit was not drawn at December 31, 2009, while at December 31, 2008, it was fully drawn.  At the February 2010 renewal, the limit on the line of credit was reduced from $20 million to $10 million due to the correspondent bank’s desire to reduce its exposure in this line of business.

In addition to the lines of credit described above, in which we had $130 million and $300 million outstanding as of December 31, 2009, and 2008, respectively, we also had a total of $46.4 million in trust preferred security debt outstanding at December 31, 2009 and 2008.  We have initiated three trust preferred security issuances since 2002 totaling $67.0 million, with one of those issuances for $20.6 million being redeemed in 2007.  These borrowings each have 30 year final maturities and were structured in a manner that allows them to qualify as capital for regulatory capital adequacy requirements.  We may call these debt securities at par on any quarterly interest payment date five years after their issue date.  We issued $20.6 million of this debt on October 29, 2002 (which we called in 2007 ), an additional $20.6 million on December 19, 2003, and $25.8 million on April 13, 2006.  The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 2.70% for the securities issued in 2003, and three-month LIBOR plus 1.39% for the securities issued in 2006.

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

As noted above, in addition to internally generated liquidity sources, we currently (March 2010) have the ability to obtain borrowings from the following four sources – 1) an approximately $335 million line of credit with the FHLB, 2) a $50 million overnight federal funds line of credit with a correspondent bank, 3) an approximately $84 million line of credit through the FRB’s discount window and 4) a holding company line of credit with a limit of $10 million.

Our overall liquidity improved during 2009 compared to 2008.  Excluding the Cooperative acquisition, we experienced $146 million in deposit growth, while loans decreased $160 million, thereby creating $306 million in additional liquidity.  Additionally, the receipt of $65 million in proceeds from the January 2009 sale of preferred stock to the US Treasury improved our liquidity.  There was no significant impact on our liquidity as a result of the Cooperative acquisition.  Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 16.5% at December 31, 2008 to 17.8% at December 31, 2009.  In addition, the growth in our deposits has lessened our reliance on borrowings, which declined by $190 million during 2009.
As discussed above, in 2010 our FHLB line of credit was reduced from approximately $687 million to $335 million as a result of a recent collateral audit.  However, we continue to believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future.  We will continue to monitor our liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.

In the normal course of business we have various outstanding contractual obligations that will require future cash outflows.  In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows.

Table 18 reflects our contractual obligations and other commercial commitments outstanding as of December 31, 2009.  Any of our $130 million in outstanding borrowings with the FHLB may be accelerated immediately by the FHLB in certain circumstances, including material adverse changes in our condition or if our qualifying collateral is less than the amount required under the terms of the borrowing agreement.

In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements.  As of December 31, 2009, we have outstanding unfunded loan and credit card commitments of $315,723,000, of which $274,817,000 were at variable rates and $40,906,000 were at fixed rates.  Included in outstanding loan commitments were unfunded commitments of $214,249,000 on revolving credit plans, of which $183,410,000 were at variable rates and $30,839,000 were at fixed rates.

At December 31, 2009 and 2008, we had $7,646,000 and $8,297,000, respectively, in standby letters of credit outstanding.  We had no carrying amount for these standby letters of credit at either of those dates.  The nature of the standby letters of credit is that of a guarantee made on behalf of our customers to suppliers of the customers to guarantee payments owed to the supplier by the customer.  The standby letters of credit are generally for terms of one year, at which time they may be renewed for another year if both parties agree.  The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier.  The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above.  In the event that we are required to honor a standby letter of credit, a note, already executed by the customer, becomes effective providing repayment terms and any collateral.  Over the past ten years, we have had to honor one standby letter of credit, which was repaid by the borrower without any loss to us.  We expect any draws under existing commitments to be funded through normal operations.

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

Capital Resources and Shareholders’ Equity

Shareholders’ equity at December 31, 2009 amounted to $342.4 million compared to $219.9 million at December 31, 2008.  The two basic components that typically have the largest impact on our shareholders’ equity are net income, which increases shareholders’ equity, and dividends declared, which decreases shareholders’ equity.  Additionally, any stock issuances can significantly increase shareholders’ equity.

In 2009, the most significant item that impacted our equity was our issuance of $65 million in preferred stock to the U.S. Treasury in connection with our participation in the Treasury’s Capital Purchase Program (see below).  In addition, other significant factors were net income of $60.3 million, which increased equity, while common stock dividends declared of $5.3 million and preferred stock dividends declared of $3.2 million reduced equity.  See the Consolidated Statements of Shareholders’ Equity within the consolidated financial statements for disclosure of other less significant items affecting shareholders’ equity.

In connection with our participation in the U.S. Treasury’s Capital Purchase Program, in January 2009 we issued $65 million in preferred stock and $4.6 million in common stock warrants.  We recorded a discount on the issuance of the preferred stock of $4.6 million, of which we amortized $0.8 million in 2009 as a reduction of retained earnings.  Our issuance of the preferred stock to the U.S. Treasury has several restrictions and is generally assumed to be only a temporary source of capital, as it is expected that banks will redeem the preferred stock when they are able to do so.

We participated in the Capital Purchase Program for several reasons – 1) the capital markets were effectively closed, 2) without access to capital, our growth potential was limited, and 3) to provide an extra capital cushion in light of the worsening economy.  In addition, the capital was offered by the government on attractive financial terms, with the 5% dividend being the most significant.  By contrast, the market dividend rate for similar types of bank preferred stock was over 12%.  In hindsight, we believe our participation turned out to be the correct decision, as it provided the capital we needed to bid on Cooperative and it also continues to serve as insurance against an economy that continues to struggle.  In light of continued economic concerns, we have no immediate plans to redeem this stock.  As we gain confidence in the economic recovery, we may elect to redeem this stock in installments.  The favorable dividend rate of 5% is in effect for another four years before it increases to 9%. In addition to earnings, a common stock offering is a way that many banks have increased shareholders’ equity.  While we do not rule out the possibility of a common stock offering to provide proceeds for redemption of the preferred stock, we do not have any current plans for an offering.  We are however, proposing to shareholders at this year’s annual meeting to increase the number of shares authorized for issuance.

As previously noted, common stock dividends for 2009 amounted to $5.3 million, or $0.32 per share.  This was a reduction from the 2008 amount of $12.2 million, or $0.76 per share.  In February 2009, after careful deliberation, we reluctantly decided that it was necessary to reduce the Company’s quarterly dividend from $0.19 per share to $0.08 per share.  This decision was made in order to conserve capital amid worsening economic conditions.

In 2008, net income of $22.0 million increased equity, while dividends declared of $12.2 million reduced equity.  We also issued $37.6 million in common stock in our acquisition of Great Pee Dee.  In 2007, net income of $21.8 million increased equity, while dividends declared of $10.9 million reduced equity.  See the consolidated financial statements for other less significant factors that impacted equity in 2007 and 2008.

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

Table 21 presents our regulatory capital ratios as of December 31, 2009, 2008, and 2007.  Our capital ratios were relatively consistent from 2007 to 2008, while in 2009 our capital ratios increased significantly, primarily as a result of the preferred stock issuance discussed above.  All of our capital ratios have significantly exceeded the minimum regulatory thresholds for all periods covered by this report.

In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for a bank’s classification as “well capitalized.” The specific guidelines are as follows – Tier I Capital Ratio of at least 6.00%, Total Capital Ratio of at least 10.00%, and a Leverage Ratio of at least 5.00%.  If a bank falls below “well capitalized” status in any of these three ratios, it must ask for FDIC permission to originate or renew brokered deposits.  The Bank’s regulatory ratios exceeded the threshold for “well-capitalized” status at December 31, 2009, 2008, and 2007 – see Note 15 to the consolidated financial statements for a table that presents the Bank’s regulatory ratios.

In addition to shareholders’ equity, we have supplemented our capital in past years with trust preferred security debt issuances, which because of their structure qualify as regulatory capital.  This was necessary in past years because our balance sheet growth outpaced the growth rate of our capital.  Additionally, we have frequently purchased bank branches over the years that resulted in our recording intangible assets, which negatively impacted regulatory capital ratios. As discussed in “Borrowings” above, we have issued a total of $67.0 million in trust preferred securities since 2002, with the most recent issuance being a $25.8 million issuance that occurred in April 2006.  We currently have $46.4 million in trust preferred securities outstanding.

Our goal is to maintain our capital ratios at levels no less than the “well-capitalized” thresholds set for banks.  At December 31, 2009, our total risk-based capital ratio was 15.14% compared to the 10.00% “well-capitalized” threshold.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics.  We have not engaged in derivatives activities through December 31, 2009 and have no current plans to do so.

Return on Assets and Equity

Table 20 shows return on assets (net income divided by average total assets), return on common equity (net income divided by average common shareholders’ equity), dividend payout ratio (dividends per share divided by net income per common share) and shareholders’ equity to assets ratio (average total shareholders’ equity divided by average total assets) for each of the years in the three-year period ended December 31, 2009.

Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk – Item 7A.)

Net interest income is our most significant component of earnings.  Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities.  It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations.  Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates.  Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin).  Over the past five calendar years, our net interest margin has ranged from a low of 3.74% (realized in 2008) to a high of 4.33% (realized in 2005).  During that five year period, the prime rate of interest has ranged from a low of 3.25% (which was the rate as of December 31, 2009) to a high of 8.25%.  The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain.  At December 31, 2009, approximately 88% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Table 17 sets forth our interest rate sensitivity analysis as of December 31, 2009, using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call).  As illustrated by this table, at December 31, 2009, we had $1.04 billion more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets.  This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment.  However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions.  Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products.  For example, included in interest-bearing liabilities subject to interest rate changes within one year at December 31, 2009 are deposits totaling $1.01 billion comprised of NOW, savings, and certain types of money market deposits with interest rates set by management.  These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

From September 2007 to December 2008, in response to the declining economy, the Federal Reserve announced a series of interest rate reductions with rate cuts totaling 500 basis points and rates reaching historic lows.  As noted above, our net interest margin is negatively impacted, at least in the short-term, by reductions in interest rates.  In addition to the initial normal decline in net interest margin that we experience when interest rates are reduced (as discussed above), the cumulative impact of the magnitude of 500 basis points in interest rate cuts has continued to negatively impact our net interest margin, primarily due to our inability to cut a large portion of our interest-bearing deposits by any significant amount due to their already near-zero interest rate.  Also, for many of our deposit products, including time deposits that have recently matured, we have been unable to lower the interest rates we pay our customers by the full 500 basis point interest rate decrease due to competitive pressures.  The impact of the declining rate environment was mitigated by an initiative we began in late 2007 to add interest rate floors to our adjustable rate loans.  At December 31, 2008, adjustable rate loans totaling $651 million (53% of all adjustable rate loans) had reached their contractual floors and no longer subjected us to risk in the event of further rate cuts.  The net impact of those factors was that our net interest margin steadily declined for most of 2008 and was 3.74% for the full year.  In 2009, the Federal Reserve made no changes to the interest rates, which resulted in our net interest margin increasing as we were able to renew matured time deposits at lower rates with only a minimal decrease in our asset yields.  Our net interest margin increased in each of the last three quarters of 2009 and was 3.81% for the full year, a seven basis point increase from 2008.

Based on our most recent interest rate modeling, which assumes no changes in interest rates for 2010 (federal funds rate = 0.25%, prime = 3.25%), we project that our 2010 net interest margin will remain relatively consistent with the net interest margins recently realized.  We expect lower deposit yields as higher yielding time deposits continue to mature, while we expect asset yields to decline as a result lower average loan balances and higher levels of nonaccrual loan balances.  In addition to the assumption regarding interest rates, the aforementioned modeling is dependent on many other assumptions that could vary significantly from actual results, including, but not limited to:  prepayment assumptions on fixed rate loans, loan growth, mix of loan growth, deposit growth, mix of deposit growth, and our ability to manage changes in rates earned on loans and paid on deposits, which will depend largely on actions taken by our competitors.

We have no market risk sensitive instruments held for trading purposes, nor do we maintain any foreign currency positions.  Table 19 presents the expected maturities of our other than trading market risk sensitive financial instruments.  Table 19 also presents the estimated fair values of market risk sensitive instruments as estimated in accordance with FASB Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures.”  Our assets and liabilities have estimated fair values that do not materially differ from their carrying amounts.

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

Current Accounting Matters

We prepare our consolidated financial statements and related disclosures in conformity with standards established by, among others, the Financial Accounting Standards Board (the “FASB”).  Because the information needed by users of financial reports is dynamic, the FASB frequently issues new rules and proposes new rules for companies to apply in reporting their activities.  See Note 1(t) to our consolidated financial statements for a discussion of recent rule proposals and changes.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information responsive to this Item is found in Item 7 under the caption “Interest Rate Risk.”

Table 1 Selected Consolidated Financial Data

($ in thousands, except per share and nonfinancial data)	Year Ended December 31,
	2009	2008	2007	2006	2005
Income Statement Data
Interest income	$155,991	147,862	148,942	129,207	101,429
Interest expense	48,895	61,303	69,658	54,671	32,838
Net interest income	107,096	86,559	79,284	74,536	68,591
Provision for loan losses	20,186	9,880	5,217	4,923	3,040
Net interest income after provision	86,910	76,679	74,067	69,613	65,551
Noninterest income	89,518	20,657	17,217	14,310	15,004
Noninterest expense	78,551	62,211	56,324	53,198	47,636
Income before income taxes	97,877	35,125	34,960	30,725	32,919
Income taxes	37,618	13,120	13,150	11,423	16,829
Net income	60,259	22,005	21,810	19,302	16,090
Preferred stock dividends and accretion	(3,972)	—	—	—	—
Net income available to common shareholders	56,287	22,005	21,810	19,302	16,090

Earnings per common share – basic	3.38	1.38	1.52	1.35	1.14
Earnings per common share – diluted	3.37	1.37	1.51	1.34	1.12

Per Share Data (Common)
Cash dividends declared - common	$0.32	0.76	0.76	0.74	0.70
Market Price
High	19.00	20.86	26.72	23.90	27.88
Low	6.87	11.25	16.40	19.47	19.32
Close	13.97	18.35	18.89	21.84	20.16
Stated book value – common	16.59	13.27	12.11	11.34	10.94
Tangible book value – common	12.35	9.18	8.56	7.76	7.48

Selected Balance Sheet Data (at year end)
Total assets	$3,545,356	2,750,567	2,317,249	2,136,624	1,801,050
Loans	2,652,865	2,211,315	1,894,295	1,740,396	1,482,611
Allowance for loan losses	37,343	29,256	21,324	18,947	15,716
Intangible assets	70,948	67,780	51,020	51,394	49,227
Deposits	2,933,108	2,074,791	1,838,277	1,695,679	1,494,577
Borrowings	176,811	367,275	242,394	210,013	100,239
Total shareholders’ equity	342,383	219,868	174,070	162,705	155,728

Selected Average Balances
Assets	$3,097,137	2,484,296	2,139,576	1,922,510	1,709,380
Loans – Non-covered	2,176,153	2,117,028	1,808,219	1,623,188	1,422,419
Loans – Covered	298,892	—	—	—	—
Loans – Total	2,475,045	2,117,028	1,808,219	1,623,188	1,422,419
Earning assets	2,833,167	2,329,025	1,998,428	1,793,811	1,593,554
Deposits	2,549,709	1,985,332	1,780,265	1,599,575	1,460,620
Interest-bearing liabilities	2,497,304	2,019,256	1,726,002	1,537,385	1,359,744
Shareholders’ equity	313,173	210,810	170,857	163,193	154,871

Ratios
Return on average assets	1.82%	0.89%	1.02%	1.00%	0.94%
Return on average common equity	22.55%	10.44%	12.77%	11.83%	10.39%
Net interest margin (taxable-equivalent basis)	3.81%	3.74%	4.00%	4.18%	4.33%
Equity to assets at year end	9.66%	7.99%	7.51%	7.62%	8.65%
Tangible common equity to tangible assets	5.94%	5.67%	5.43%	5.34%	6.08%
Loans to deposits at year end	90.45%	106.58%	103.05%	102.64%	99.20%
Allowance for loan losses to total loans	1.41%	1.32%	1.13%	1.09%	1.06%
Allowance for loan losses to non-covered loans	1.75%	1.32%	1.13%	1.09%	1.06%
Nonperforming assets to total assets at year end	7.27%	1.29%	0.47%	0.39%	0.17%
Non-covered nonperforming assets to total non-covered assets at year end	3.10%	1.29%	0.47%	0.39%	0.17%
Net charge-offs to average total loans	0.49%	0.24%	0.16%	0.11%	0.14%
Net charge-offs to average non-covered loans	0.56%	0.24%	0.16%	0.11%	0.14%
Efficiency ratio	39.79%	57.67%	58.03%	59.54%	56.68%

Nonfinancial Data
Number of branches	91	74	70	68	61
Number of employees – Full time equivalents	764	650	614	620	578

Table 2 Average Balances and Net Interest Income Analysis

	Year Ended December 31,
	2009			2008			2007
($ in thousands)	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid
Assets
Loans (1)	$2,475,045	5.98%	$148,007	$2,117,028	6.56%	$138,878	$1,808,219	7.70%	$139,323
Taxable securities	167,041	3.94%	6,580	152,246	4.82%	7,333	131,035	4.92%	6,453
Non-taxable securities (2)	23,018	7.29%	1,677	16,258	7.98%	1,298	13,786	8.09%	1,115
Short-term investments, primarily overnight funds	168,063	0.32%	545	43,493	2.32%	1,011	45,388	5.74%	2,605
Total interest- earning assets	2,833,167	5.53%	156,809	2,329,025	6.38%	148,520	1,998,428	7.48%	149,496
Cash and due from banks	42,350			39,627			38,906
Bank premises and equipment, net	52,789			49,815			45,398
Other assets	168,831			65,829			56,844
Total assets	$3,097,137			$2,484,296			$2,139,576

Liabilities and Equity
NOW accounts	$244,863	0.29%	$720	$197,459	0.19%	$377	$192,407	0.37%	$712
Money market accounts	429,068	1.52%	6,537	309,917	2.36%	7,311	239,258	3.31%	7,929
Savings accounts	137,142	1.08%	1,487	124,460	1.65%	2,048	106,357	1.62%	1,727
Time deposits >$100,000	745,159	2.54%	18,908	532,566	4.00%	21,308	450,801	5.03%	22,687
Other time deposits	736,358	2.43%	17,866	586,235	3.79%	22,197	567,572	4.67%	26,498
Total interest-bearing deposits	2,292,590	1.99%	45,518	1,750,637	3.04%	53,241	1,556,395	3.83%	59,553
Securities sold under agreements to repurchase	53,537	1.37%	736	42,097	2.15%	903	39,220	3.76%	1,476
Borrowings	151,177	1.75%	2,641	226,522	3.16%	7,159	130,387	6.62%	8,629
Total interest- bearing liabilities	2,497,304	1.96%	48,895	2,019,256	3.04%	61,303	1,726,002	4.04%	69,658
Non-interest- bearing deposits	257,119			234,695			223,870
Other liabilities	29,541			19,535			18,847
Shareholders’ equity	313,173			210,810			170,857
Total liabilities and shareholders’ equity	$3,097,137			$2,484,296			$2,139,576
Net yield on interest- earning assets and net interest income		3.81%	$107,914		3.74%	$87,217		4.00%	$79,838
Interest rate spread		3.57%			3.34%			3.44%

Average prime rate		3.25%			5.09%			8.05%

(1)
Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.  Interest earned includes recognized loan fees in the amounts of $144,000, $405,000, and $836,000 for 2009, 2008, and 2007, respectively.

(2)
Includes tax-equivalent adjustments of $818,000, $658,000, and $554,000 in 2009, 2008, and 2007, respectively, to reflect the federal and state benefit of the tax-exempt securities (using a 39% combined tax rate), reduced by the related nondeductible portion of interest expense.

Table 3 Volume and Rate Variance Analysis

	Year Ended December 31, 2009			Year Ended December 31, 2008
	Change Attributable to			Change Attributable to
(In thousands)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)
Interest income (tax-equivalent):
Loans	$22,448	(13,319)	9,129	22,026	(22,471)	(445)
Taxable securities	648	(1,401)	(753)	1,033	(153)	880
Non-taxable securities	516	(137)	379	199	(16)	183
Short-term investments, primarily overnight funds	1,650	(2,116)	(466)	(76)	(1,518)	(1,594)
Total interest income	25,262	(16,973)	8,289	23,182	(24,158)	(976)

Interest expense:
NOW accounts	115	228	343	14	(349)	(335)
Money Market accounts	2,313	(3,087)	(774)	2,004	(2,622)	(618)
Savings accounts	173	(734)	(561)	296	25	321
Time deposits>$100,000	6,950	(9,350)	(2,400)	3,693	(5,072)	(1,379)
Other time deposits	4,663	(8,994)	(4,331)	789	(5,090)	(4,301)
Total interest-bearing deposits	14,214	(21,937)	(7,723)	6,796	(13,108)	(6,312)
Securities sold under agreements to repurchase	201	(368)	(167)	85	(658)	(573)
Borrowings	(1,849)	(2,669)	(4,518)	4,700	(6,170)	(1,470)
Total interest expense	12,566	(24,974)	(12,408)	11,581	(19,936)	(8,355)

Net interest income (tax-equivalent)	$12,696	8,001	20,697	11,601	(4,222)	7,379
Changes attributable to both volume and rate are allocated equally between rate and volume variances.

Table 4 Noninterest Income

	Year Ended December 31,
(In thousands)	2009	2008	2007

Service charges on deposit accounts	$13,854	13,535	9,988
Other service charges, commissions, and fees	4,848	4,392	3,902
Fees from presold mortgages	1,505	869	1,135
Commissions from sales of insurance and financial products	1,524	1,552	1,511
Data processing fees	139	167	204
Total core noninterest income	21,870	20,515	16,740
Gain from acquisition	67,894	—	—
Securities gains (losses), net	(104)	(14)	487
Other gains (losses), net	(142)	156	(10)
Total	$89,518	20,657	17,217

Table 5 Noninterest Expenses

	Year Ended December 31,
(In thousands)	2009	2008	2007

Salaries	$30,745	28,127	26,227
Employee benefits	10,843	7,319	7,443
Total personnel expense	41,588	35,446	33,670
Occupancy expense	6,071	4,175	3,795
Equipment related expenses	4,334	4,105	3,809
Amortization of intangible assets	630	416	374
Acquisition expenses	1,343	—	—
FDIC insurance expense	5,500	1,157	100
Stationery and supplies	2,181	1,903	1,593
Telephone	1,847	1,349	1,246
Non-credit losses	255	200	204
Other operating expenses	14,802	13,460	11,533
Total	$78,551	62,211	56,324

Table 6 Income Taxes

(In thousands)	2009	2008	2007

Current - Federal	$11,190	11,978	11,625
- State	1,830	1,962	1,938
Deferred - Federal	20,545	(703)	(348)
- State	4,053	(117)	(65)
Total	$37,618	13,120	13,150

Effective tax rate	38.4%	37.4%	37.6%

Table 7 Distribution of Assets and Liabilities

	As of December 31,
	2009	2008	2007
Assets
Interest-earning assets
Net loans	74%	80%	81%
Securities available for sale	5	6	6
Securities held to maturity	1	1	1
Short term investments	8	5	6
Total interest-earning assets	88	92	94

Noninterest-earning assets
Cash and due from banks	2	3	1
Premises and equipment	2	2	2
FDIC loss share receivable	4	—	—
Other assets	4	3	3
Total assets	100%	100%	100%

Liabilities and shareholders’ equity
Demand deposits – noninterest bearing	8%	8%	10%
NOW deposits	10	7	8
Money market deposits	14	12	11
Savings deposits	4	5	4
Time deposits of $100,000 or more	23	22	21
Other time deposits	23	22	25
Total deposits	82	76	79
Securities sold under agreements to repurchase	2	2	2
Borrowings	5	13	10
Accrued expenses and other liabilities	1	1	1
Total liabilities	90	92	92

Shareholders’ equity	10	8	8
Total liabilities and shareholders’ equity	100%	100%	100%

Table 8 Securities Portfolio Composition

	As of December 31,
(In thousands)	2009	2008	2007
Securities available for sale:
Government-sponsored enterprise securities	$36,518	90,424	69,893
Mortgage-backed securities	111,797	46,962	39,296
Corporate bonds	14,436	16,848	13,855
Equity securities	17,004	16,959	12,070
Total securities available for sale	179,755	171,193	135,114

Securities held to maturity:
State and local governments	34,394	15,967	16,611
Other	19	23	29
Total securities held to maturity	34,413	15,990	16,640

Total securities	$214,168	187,183	151,754

Average total securities during year	$190,059	168,504	144,821

Table 9 Securities Portfolio Maturity Schedule

	As of December 31,
	2009
($ in thousands)	Book Value	Fair Value	Book Yield (1)
Securities available for sale:

Government-sponsored enterprise securities
Due within one year	$5,064	5,077	0.62%
Due after one but within five years	31,042	31,441	3.49%
Total	36,106	36,518	3.09%

Mortgage-backed securities (2)
Due within one year	10,287	10,579	2.39%
Due after one but within five years	68,000	69,798	3.66%
Due after five but within ten years	17,154	17,154	3.80%
Due after ten years	13,989	14,266	5.08%
Total	109,430	111,797	3.74%

Corporate debt securities
Due after five but within ten years	2,994	2,859	6.84%
Due after ten years	12,775	11,577	7.45%
Total	15,769	14,436	7.33%

Equity securities	16,618	17,004	0.41%

Total securities available for sale
Due within one year	15,351	15,656	1.80%
Due after one but within five years	99,042	101,239	3.61%
Due after five but within ten years	20,148	20,013	4.25%
Due after ten years	26,764	25,843	6.21%
Equity securities	16,618	17,004	0.41%
Total	$177,923	179,755	3.62%

Securities held to maturity:

State and local governments
Due within one year	$1,006	1,014	6.44%
Due after one but within five years	1,801	1,867	6.23%
Due after five but within ten years	10,571	10,866	5.86%
Due after ten years	21,016	21,181	5.89%
Total	34,394	34,928	5.91%

Other
Due after one but within five years	19	19	4.88%
Total	19	19	4.88%

Total securities held to maturity
Due within one year	1,006	1,014	6.44%
Due after one but within five years	1,820	1,886	6.21%
Due after five but within ten years	10,571	10,866	5.86%
Due after ten years	21,016	21,181	5.89%
Total	$34,413	34,947	5.91%

(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 39% tax rate.
(2)	Mortgage-backed securities are shown maturing in the periods consistent with their estimated lives based on expected prepayment speeds.

Table 10 Loan Portfolio Composition

	As of December 31,
	2009		2008		2007		2006		2005
($ in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial, financial, and agricultural	$173,611	7%	$190,428	9%	$166,925	9%	$159,458	9%	$137,923	9%
Real estate – construction, land development & other land loans	551,714	21%	481,849	22%	446,437	23%	274,030	16%	168,516	11%
Real estate – mortgage – residential (1-4 family) first mortgages	849,875	32%	576,884	26%	456,102	24%	507,975	29%	494,833	33%
Real estate – mortgage – home equity loans / lines of credit	270,054	10%	249,764	11%	209,852	11%	205,284	12%	169,964	12%
Real estate – mortgage – commercial and other	718,723	27%	620,444	28%	523,008	28%	511,039	29%	440,337	30%
Installment loans to individuals	88,514	3%	91,711	4%	91,825	5%	82,583	5%	70,854	5%
Loans, gross	2,652,491	100%	2,211,080	100%	1,894,149	100%	1,740,369	100%	1,482,427	100%
Unamortized net deferred loan costs/ (fees)	374		235		146		27		184
Total loans, net	$2,652,865		$2,211,315		$1,894,295		$1,740,396		$1,482,611
Table 10a Loan Portfolio Composition – Covered versus Non-covered

	As of December 31, 2009
	Covered Loans (Carrying Value)		Non-covered Loans		Total Loans		Unpaid Principal Balance of Covered Loans	Carrying Value of Covered Loans as a Percent of the Unpaid Balance
($ in thousands)	Amount	% of Covered Loans	Amount	% of Non-covered Loans	Amount	% of Total Loans	Amount	Percentage
Commercial, financial, and agricultural	$9,386	2%	$164,225	8%	$173,611	7%	$12,406	76%
Real estate – construction, land development & other land loans	143,256	28%	408,458	19%	551,714	21%	254,897	56%
Real estate – mortgage – residential (1-4 family) first mortgages	255,405	49%	594,470	28%	849,875	32%	329,141	78%
Real estate – mortgage – home equity loans / lines of credit	22,059	4%	247,995	11%	270,054	10%	24,504	90%
Real estate – mortgage – commercial and other	85,738	16%	632,985	30%	718,723	27%	108,908	79%
Installment loans to individuals	4,178	1%	84,336	4%	88,514	3%	4,673	89%
Loans, gross	520,022	100%	2,132,469	100%	2,652,491	100%	$734,529	71%
Unamortized net deferred loan costs/ (fees)	–		374		374
Total loans, net	$520,022		$2,132,843		$2,652,865

Table 11 Loan Maturities

	As of December 31, 2009
	Due within one year		Due after one year but within five years		Due after five years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Variable Rate Loans:
Commercial, financial, and agricultural	$62,767	5.27%	$19,662	4.54%	$1,336	3.93%	$83,765	5.08%
Real estate – construction only	130,802	5.02%	4,970	4.75%	922	4.99%	136,694	5.01%
Real estate – all other mortgage	276,296	4.88%	205,101	4.89%	494,140	5.05%	975,537	4.97%
Installment loans to individuals	403	5.67%	8,753	9.31%	15,880	5.30%	25,036	6.71%
Total at variable rates	470,268	4.97%	238,486	5.02%	512,278	5.05%	1,221,032	5.02%

Fixed Rate Loans:
Commercial, financial, and agricultural	28,190	6.99%	56,210	6.98%	9,199	6.18%	93,599	6.90%
Real estate – construction only	11,162	5.82%	6,653	6.49%	1,286	5.92%	19,101	6.06%
Real estate – all other mortgage	219,678	6.80%	730,437	6.76%	136,219	6.47%	1,086,334	6.73%
Installment loans to individuals	11,144	7.67%	40,452	9.51%	1,081	7.48%	52,677	9.08%
Total at fixed rates	270,174	6.82%	833,752	6.91%	147,785	6.45%	1,251,711	6.83%

Subtotal	740,442	5.64%	1,072,238	6.49%	660,063	5.36%	2,472,743	5.94%
Nonaccrual loans	180,122		─		─		180,122
Total loans	$920,564		$1,072,238		$660,063		$2,652,865

The above table is based on contractual scheduled maturities.  Early repayment of loans or renewals at maturity are not considered in this table.

Table 12 Nonperforming Assets

	As of December 31,
($ in thousands)	2009	2008	2007	2006	2005

Nonaccrual loans – non-covered	$62,206	26,600	7,807	6,852	1,640
Nonaccrual loans – covered by FDIC loss share (1)	117,916	-	-	-	-
Troubled debt restructurings – non-covered	21,283	3,995	6	10	13
Accruing loans >90 days past due	-	-	-	-	-
Total nonperforming loans	201,405	30,595	7,813	6,862	1,653
Other real estate – non-covered	8,793	4,832	3,042	1,539	1,421
Other real estate – covered by FDIC loss share	47,430	-	-	-	-
Total nonperforming assets	$257,628	35,427	10,855	8,401	3,074
Total nonperforming assets – non-covered	$92,282	35,427	10,855	8,401	3,074

Asset Quality Ratios – All Assets
Nonperforming loans as a percentage of total loans	7.59%	1.38%	0.41%	0.39%	0.11%
Nonperforming assets as a percentage of total loans and other real estate	9.51%	1.60%	0.57%	0.48%	0.21%
Nonperforming assets as a percentage of total assets	7.27%	1.29%	0.47%	0.39%	0.17%
Allowance for loan losses as a percentage of nonperforming loans	18.54%	95.62%	272.93%	276.11%	950.76%

Asset Quality Ratios – Based on Non-covered Assets only
Non-covered nonperforming loans as a percentage of non-covered loans	3.91%	1.38%	0.41%	0.39%	0.11%
Non-covered nonperforming assets as a percentage of non-covered loans and non-covered other real estate	4.31%	1.60%	0.57%	0.48%	0.21%
Non-covered nonperforming assets as a percentage of total non-covered assets	3.10%	1.29%	0.47%	0.39%	0.17%
Allowance for loan losses as a percentage of non-covered nonperforming loans	44.73%	95.62%	272.93%	276.11%	950.76%

(1) At December 31, 2009, the contractual balance of the nonaccrual loans covered by the FDIC loss share agreement was $192.1 million.

Table 12a Nonperforming Assets by Geographical Region

	As of December 31, 2009
($ in thousands)	Covered	Non-covered	Total	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$116,442	23,126	139,568	$765,000	18.2%
Triangle Region (NC)	–	21,875	21,875	764,000	2.9%
Triad Region (NC)	–	11,847	11,847	415,000	2.9%
Charlotte Region (NC)	–	5,212	5,212	111,000	4.7%
Southern Piedmont Region (NC)	–	3,382	3,382	242,000	1.4%
South Carolina Region	1,474	13,995	15,469	189,000	8.2%
Virginia Region	–	2,555	2,555	159,000	1.6%
Other	–	1,497	1,497	8,000	18.7%
Total nonaccrual loans and troubled debt restructurings	$117,916	83,489	201,405	$2,653,000	7.6%

Other Real Estate (1)
Eastern Region (NC)	$47,166	1,712	48,878
Triangle Region (NC)	–	1,525	1,525
Triad Region (NC)	–	2,732	2,732
Charlotte Region (NC)	–	719	719
Southern Piedmont Region (NC)	–	306	306
South Carolina Region	264	696	960
Virginia Region	–	–	–
Other	–	1,103	1,103
Total other real estate	$47,430	8,793	56,223

(1) See the counties that comprise each region in Note 12 to the consolidated financial statements.

Table 13 Allocation of the Allowance for Loan Losses

	As of December 31,
($ in thousands)	2009	2008	2007	2006	2005

Commercial, financial, and agricultural	$6,210	4,913	3,516	3,548	2,686
Real estate – construction	3,974	1,977	1,827	1,182	798
Real estate – mortgage	24,689	19,543	13,477	12,186	10,445
Installment loans to individuals	2,460	2,815	2,486	2,026	1,763
Total allocated	37,333	29,248	21,306	18,942	15,692
Unallocated	10	8	18	5	24
Total	$37,343	29,256	21,324	18,947	15,716

Table 14 Loan Loss and Recovery Experience

As of December 31,
($ in thousands)	2009	2008	2007	2006	2005

Loans outstanding at end of year	$2,652,865	2,211,315	1,894,295	1,740,396	1,482,611
Non-covered loans outstanding at end of year	$2,132,843	2,211,315	1,894,295	1,740,396	1,482,611
Covered loans outstanding at end of year	$520,022	–	–	–	–
Average amount of non-covered loans outstanding	$2,160,225	2,117,028	1,808,219	1,623,188	1,422,419

Allowance for loan losses, at beginning of year	$29,256	21,324	18,947	15,716	14,717
Provision for loan losses	20,186	9,880	5,217	4,923	3,040
Additions related to loans assumed in corporate acquisitions	–	3,158	–	52	–
49,442	34,362	24,164	20,691	17,757
Loans charged off:
Commercial, financial, and agricultural	(2,143)	(992)	(982)	(486)	(756)
Real estate – construction, land development & other land loans	(1,716)	(309)	(180)	(104)	(50)
Real estate – mortgage – residential (1-4 family) first mortgages	(4,617)	(1,333)	(305)	(382)	(378)
Real estate – mortgage – home equity loans / lines of credit	(1,824)	(613)	–	(24)	(138)
Real estate – mortgage – commercial and other	(516)	(677)	(497)	–	(554)
Installment loans to individuals	(1,973)	(1,714)	(1,213)	(1,021)	(487)
Total charge-offs	(12,789)	(5,638)	(3,177)	(2,017)	(2,363)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	18	31	49	36	99
Real estate – construction, land development & other land loans	9	–	–	–	–
Real estate – mortgage – residential (1-4 family) first mortgages	184	86	–	44	112
Real estate – mortgage – home equity loans / lines of credit	66	42	43	13	–
Real estate – mortgage – commercial and other	129	136	23	4	3
Installment loans to individuals	284	237	222	176	108
Total recoveries	690	532	337	273	322
Net charge-offs	(12,099)	(5,106)	(2,840)	(1,744)	(2,041)
Allowance for loan losses, at end of year	$37,343	29,256	21,324	18,947	15,716

Ratios:
Net charge-offs as a percent of average non-covered loans	0.56%	0.24%	0.16%	0.11%	0.14%
Allowance for loan losses as a percent of non-covered loans at end of year	1.75%	1.32%	1.13%	1.09%	1.06%
Allowance for loan losses as a multiple of net charge-offs	3.09	x	5.73	x	7.51	x	10.86	x	7.70	x
Provision for loan losses as a percent of net charge-offs	166.84%	193.50%	183.70%	282.28%	148.95%
Recoveries of loans previously charged-off as a percent of loans charged-off	5.40%	9.44%	10.61%	13.53%	13.63%

Table 15 Average Deposits

	Year Ended December 31,
	2009		2008		2007
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

NOW accounts	$244,863	0.29%	$197,459	0.19%	$192,407	0.37%
Money market accounts	429,068	1.52%	309,917	2.36%	239,258	3.31%
Savings accounts	137,142	1.08%	124,460	1.65%	106,357	1.62%
Time deposits >$100,000	745,159	2.54%	532,566	4.00%	450,801	5.03%
Other time deposits	736,358	2.43%	586,235	3.79%	567,572	4.67%
Total interest-bearing deposits	2,292,590	1.99%	1,750,637	3.04%	1,556,395	3.83%
Noninterest-bearing deposits	257,119	-	234,695	-	223,870	-
Total deposits	$2,549,709	1.79%	$1,985,332	2.68%	$1,780,265	3.35%

Table 16 Maturities of Time Deposits of $100,000 or More

	As of December 31, 2009
($ in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total

Time deposits of $100,000 or more	$247,573	227,452	277,191	64,324	816,540

Table 17 Interest Rate Sensitivity Analysis

	Repricing schedule for interest-earning assets and interest-bearing liabilities held as of December 31, 2009
($ in thousands)	3 Months or Less	Over 3 to 12 Months	Total Within 12 Months	Over 12 Months	Total

Earning assets:
Loans, net of deferred fees (1)	$1,105,788	238,518	1,344,306	1,308,559	2,652,865
Securities available for sale	22,664	34,044	56,708	123,047	179,755
Securities held to maturity	1,997	1,247	3,244	31,169	34,413
Short-term investments	294,768	─	294,768	─	294,768
Total earning assets	$1,425,217	273,809	1,699,026	1,462,775	3,161,801

Percent of total earning assets	45.08%	8.66%	53.74%	46.26%	100.00%
Cumulative percent of total earning assets	45.08%	53.74%	53.74%	100.00%	100.00%

Interest-bearing liabilities:
NOW deposits	$362,366	─	362,366	─	362,366
Money market deposits	496,940	─	496,940	─	496,940
Savings deposits	149,338	─	149,338	─	149,338
Time deposits of $100,000 or more	247,573	504,643	752,216	64,324	816,540
Other time deposits	262,660	489,392	752,052	83,450	835,502
Securities sold under agreements to repurchase	64,058	─	64,058	─	64,058
Borrowings	146,394	17,600	163,994	12,817	176,811
Total interest-bearing liabilities	$1,729,329	1,011,635	2,740,964	160,591	2,901,555

Percent of total interest-bearing liabilities	59.60%	34.87%	94.47%	5.53%	100.00%
Cumulative percent of total interest- bearing liabilities	59.60%	94.47%	94.47%	100.00%	100.00%

Interest sensitivity gap	$(304,112)	(737,826)	(1,041,938)	1,302,184	260,246
Cumulative interest sensitivity gap	(304,112)	(1,041,938)	(1,041,938)	260,246	260,246
Cumulative interest sensitivity gap as a percent of total earning assets	(9.62%)	(32.95%)	(32.95%)	8.23%	8.23%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	82.41%	61.99%	61.99%	108.97%	108.97%

(1)  The three months or less category for loans includes $651,494 in adjustable rate loans that have reached their contractual rate floors.

Table 18 Contractual Obligations and Other Commercial Commitments

	Payments Due by Period ($ in thousands)
Contractual Obligations As of December 31, 2009	Total	On Demand or Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Securities sold under agreements to repurchase	$64,058	64,058	─	─	─
Borrowings	176,811	117,600	12,817	─	46,394
Operating leases	5,394	786	1,275	937	2,396
Total contractual cash obligations, excluding deposits	246,263	182,444	14,092	937	48,790

Deposits	2,933,108	2,785,334	133,699	14,028	47
Total contractual cash obligations, including deposits	$3,179,371	2,967,778	147,791	14,965	48,837

	Amount of Commitment Expiration Per Period ($ in thousands)
Other Commercial Commitments As of December 31, 2009	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Credit cards	$26,958	13,479	13,479	─	─
Lines of credit and loan commitments	288,765	111,704	12,640	10,983	153,438
Standby letters of credit	7,646	7,386	151	109	─
Total commercial commitments	$323,369	132,569	26,270	11,092	153,438

Table 19 Market Risk Sensitive Instruments

	Expected Maturities of Market Sensitive Instruments Held at December 31, 2009 Occurring in Indicated Year
($ in thousands)	2010	2011	2012	2013	2014	Beyond	Total	Average Interest Rate	Estimated Fair Value

Due from banks, interest-bearing	$283,175	-	-	-	-	-	283,175	0.24%	$283,175
Federal funds sold	7,626	-	-	-	-	-	7,626	0.24%	7,626
Presold mortgages in process of settlement	3,967	-	-	-	-	-	3,967	5.00%	3,967
Debt Securities- at amortized cost (1) (2)	59,963	27,356	23,632	22,464	17,154	45,149	195,718	4.29%	197,698
Loans – fixed (3) (4)	270,776	185,082	274,990	268,817	104,292	148,255	1,252,212	6.83%	1,258,315
Loans – adjustable (3) (4)	476,466	62,841	78,673	58,939	44,224	499,553	1,220,696	5.02%	1,182,360
Total	$1,101,973	275,279	377,295	350,220	165,670	692,957	2,963,394	5.27%	$2,933,141

NOW deposits	$362,366	-	-	-	-	-	362,366	0.28%	$362,366
Money market deposits	496,940	-	-	-	-	-	496,940	1.18%	496,940
Savings deposits	149,338	-	-	-	-	-	149,338	0.99%	149,338
Time deposits	1,504,268	108,812	24,887	8,945	5,083	47	1,652,042	2.13%	1,661,473
Securities sold under agreements to repurchase	64,058	-	-	-	-	-	64,058	0.86%	64,058
Borrowings – fixed (2)	17,600	1,800	7,500	-	-	-	26,900	4.35%	27,984
Borrowings – adjustable	100,000	3,000	–	–	–	46,911	149,911	0.93%	113,192
Total	$2,694,570	113,612	32,387	8,945	5,083	46,958	2,901,555	1.90%	$2,875,351

(1)	Tax-exempt securities are reflected at a tax-equivalent basis using a 39% tax rate.
(2)
Securities and borrowings with call dates within 12 months of December 31, 2009 that have above market interest rates are assumed to mature at their call date for purposes of this table.  Mortgage securities are assumed to mature in the period of their expected repayment based on estimated prepayment speeds.

(3)	Excludes nonaccrual loans.
(4)	Loans are shown in the period of their contractual maturity, except for home equity lines of credit loans which are assumed to repay on a straight-line basis over five years.

Table 20 Return on Assets and Common Equity

	For the Year Ended December 31,
	2009	2008	2007

Return on assets	1.82%	0.89%	1.02%
Return on common equity	22.55%	10.44%	12.77%
Dividend payout ratio	9.47%	55.07%	50.00%
Average shareholders’ equity to average assets	10.11%	8.49%	7.99%

Table 21 Risk-Based and Leverage Capital Ratios

	As of December 31,
($ in thousands)	2009	2008	2007

Risk-Based and Leverage Capital
Tier I capital:
Common shareholders’ equity	$342,383	219,868	174,070
Trust preferred securities eligible for Tier I capital treatment	45,000	45,000	45,000
Intangible assets	(70,948)	(67,780)	(51,020)
Accumulated other comprehensive income adjustments	4,427	8,156	4,334
Total Tier I leverage capital	320,862	205,244	172,384

Tier II capital:
Remaining trust preferred securities	–	–	–
Allowable allowance for loan losses	28,996	27,285	21,324
Tier II capital additions	28,996	27,285	21,324
Total risk-based capital	$349,858	232,529	193,708

Total risk weighted assets	$2,311,297	2,182,831	1,880,480

Adjusted fourth quarter average assets	3,449,684	2,534,425	2,154,407

Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	13.88%	9.40%	9.17%
Minimum required Tier I capital	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	15.14%	10.65%	10.30%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted fourth quarter average assets	9.30%	8.10%	8.00%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

Table 22 Quarterly Financial Summary (Unaudited)

	2009				2008
($ in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income Statement Data
Interest income, taxable equivalent	$42,661	43,695	35,767	34,686	36,799	37,954	37,296	36,471
Interest expense	11,381	12,964	12,137	12,413	14,124	15,004	15,632	16,543
Net interest income, taxable equivalent	31,280	30,731	23,630	22,273	22,675	22,950	21,664	19,928
Taxable equivalent, adjustment	247	221	187	163	166	165	163	164
Net interest income	31,033	30,510	23,443	22,110	22,509	22,785	21,501	19,764
Provision for loan losses	6,575	5,200	3,926	4,485	3,437	2,851	2,059	1,533
Net interest income after provision for losses	24,458	25,310	19,517	17,625	19,072	19,934	19,442	18,231
Noninterest income	6,255	5,741	72,776	4,746	4,952	5,360	5,150	5,195
Noninterest expense	22,458	20,953	19,203	15,937	16,067	15,396	16,157	14,591
Income before income taxes	8,255	10,098	73,090	6,434	7,957	9,898	8,435	8,835
Income taxes	2,987	3,716	28,562	2,353	2,956	3,701	3,157	3,306
Net income	5,268	6,382	44,528	4,081	5,001	6,197	5,278	5,529
Preferred stock dividends and accretion	(1,014)	(995)	(1,022)	(941)	—	—	—	—
Net income available to common shareholders	4,254	5,387	43,506	3,140	5,001	6,197	5,278	5,529

Per Common Share Data
Earnings per common share - basic	$0.25	0.32	2.62	0.19	0.30	0.38	0.32	0.38
Earnings per common share - diluted	0.25	0.32	2.61	0.19	0.30	0.37	0.32	0.38
Cash dividends declared	0.08	0.08	0.08	0.08	0.19	0.19	0.19	0.19
Market Price
High	18.33	19.00	15.99	18.16	18.47	20.48	20.80	20.86
Low	11.94	15.21	10.81	6.87	12.00	11.25	12.63	16.65
Close	13.97	18.05	15.68	11.97	18.35	17.10	12.64	19.93
Stated book value - common	16.59	16.28	15.92	13.53	13.27	13.28	13.14	12.37
Tangible book value - common	12.35	12.01	11.63	9.46	9.18	9.17	9.02	8.83

Selected Average Balances
Assets	$3,520,632	3,525,812	2,725,214	2,616,890	2,602,205	2,570,067	2,510,491	2,254,422
Loans	2,685,090	2,763,178	2,249,130	2,202,782	2,212,119	2,195,971	2,144,694	1,915,328
Earning assets	3,162,966	3,180,200	2,537,023	2,452,479	2,440,535	2,412,037	2,350,134	2,113,394
Deposits	2,913,738	2,923,300	2,255,374	2,106,424	2,031,877	2,018,313	2,032,901	1,858,237
Interest-bearing liabilities	2,859,989	2,912,269	2,136,201	2,080,757	2,126,035	2,092,329	2,031,497	1,827,163
Shareholders’ equity	339,321	336,963	293,893	282,515	224,703	222,237	217,704	178,597

Ratios (annualized where applicable)
Return on average assets	0.48%	0.61%	6.40%	0.49%	0.76%	0.96%	0.85%	0.99%
Return on average common equity	6.15%	7.86%	76.25%	5.60%	8.85%	11.09%	9.75%	12.45%
Equity to assets at end of period	9.66%	9.54%	9.14%	10.61%	7.99%	8.12%	8.27%	7.48%
Tangible equity to tangible assets at end of period	7.81%	7.68%	7.48%	8.30%	5.67%	5.75%	5.82%	5.45%
Tangible common equity to tangible assets at end of period	5.94%	5.80%	5.60%	5.82%	5.67%	5.75%	5.82%	5.45%
Average loans to average deposits	92.15%	94.52%	99.72%	104.57%	108.87%	108.80%	105.50%	103.07%
Average earning assets to interest-bearing liabilities	110.59%	109.20%	118.76%	117.86%	114.79%	115.28%	115.68%	115.67%
Net interest margin	3.92%	3.83%	3.74%	3.68%	3.70%	3.79%	3.71%	3.79%
Allowance for loan losses to gross loans	1.41%	1.28%	1.21%	1.46%	1.32%	1.26%	1.20%	1.14%
Nonperforming loans as a percent of total loans	7.59%	6.68%	4.58%	1.80%	1.38%	1.06%	1.00%	0.46%
Non-covered nonperforming loans as a percent of total non-covered loans	3.91%	2.70%	2.17%	1.80%	1.38%	1.06%	1.00%	0.46%
Nonperforming assets as a percent of total assets	7.27%	5.63%	4.09%	1.66%	1.29%	1.04%	0.94%	0.51%
Non-covered nonperforming assets as a percent of total non-covered assets	3.10%	2.21%	1.81%	1.66%	1.29%	1.04%	0.94%	0.51%
Net charge-offs as a percent of average total loans	0.54%	0.57%	0.47%	0.34%	0.38%	0.18%	0.22%	0.18%
Net charge-offs as a percent of average non-covered loans	0.69%	0.72%	0.49%	0.34%	0.38%	0.18%	0.22%	0.18%

Item 8.  Financial Statements and Supplementary Data

First Bancorp and Subsidiaries
Consolidated Balance Sheets
December 31, 2009 and 2008

($ in thousands)	2009	2008

Assets
Cash and due from banks, noninterest-bearing	$60,071	88,015
Due from banks, interest-bearing	283,175	105,191
Federal funds sold	7,626	31,574
Total cash and cash equivalents	350,872	224,780

Securities available for sale	179,755	171,193

Securities held to maturity (fair values of $34,947 in 2009 and $15,811 in 2008)	34,413	15,990

Presold mortgages in process of settlement	3,967	423

Loans – non-covered	2,132,843	2,211,315
Loans – covered by FDIC loss share agreement	520,022	–
Total loans	2,652,865	2,211,315
Less: Allowance for loan losses	(37,343)	(29,256)
Net loans	2,615,522	2,182,059

Premises and equipment	54,159	52,259
Accrued interest receivable	14,783	12,653
FDIC loss share receivable	143,221	–
Goodwill	65,835	65,835
Other intangible assets	5,113	1,945
Other assets	77,716	23,430
Total assets	$3,545,356	2,750,567

Liabilities
Deposits: Demand – noninterest-bearing	$272,422	229,478
NOW accounts	362,366	198,775
Money market accounts	496,940	340,739
Savings accounts	149,338	125,240
Time deposits of $100,000 or more	816,540	592,192
Other time deposits	835,502	588,367
Total deposits	2,933,108	2,074,791
Securities sold under agreements to repurchase	64,058	61,140
Borrowings	176,811	367,275
Accrued interest payable	3,054	5,077
Other liabilities	25,942	22,416
Total liabilities	3,202,973	2,530,699

Commitments and contingencies (see Note 12)	–	–

Shareholders’ Equity
Preferred stock, no par value per share. Authorized: 5,000,000 shares, Issued and outstanding: 65,000 in 2009 and none in 2008	65,000	–
Discount on preferred stock	(3,789)	–
Common stock, no par value per share. Authorized: 20,000,000 shares, Issued and outstanding: 16,722,423 shares in 2009 and 16,573,826 shares in 2008	98,099	96,072
Common stock warrants	4,592	–
Retained earnings	182,908	131,952
Accumulated other comprehensive income (loss)	(4,427)	(8,156)
Total shareholders’ equity	342,383	219,868
Total liabilities and shareholders’ equity	$3,545,356	2,750,567

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2009, 2008 and 2007

($ in thousands, except per share data)	2009	2008	2007

Interest Income
Interest and fees on loans	$148,007	138,878	139,323
Interest on investment securities:
Taxable interest income	6,580	7,333	6,453
Tax-exempt interest income	859	640	561
Other, principally overnight investments	545	1,011	2,605
Total interest income	155,991	147,862	148,942

Interest Expense
Savings, NOW and money market	8,744	9,736	10,368
Time deposits of $100,000 or more	18,908	21,308	22,687
Other time deposits	17,866	22,197	26,498
Securities sold under agreements to repurchase	736	903	1,476
Borrowings	2,641	7,159	8,629
Total interest expense	48,895	61,303	69,658

Net interest income	107,096	86,559	79,284
Provision for loan losses	20,186	9,880	5,217
Net interest income after provision for loan losses	86,910	76,679	74,067

Noninterest Income
Service charges on deposit accounts	13,854	13,535	9,988
Other service charges, commissions and fees	4,848	4,392	3,902
Fees from presold mortgage loans	1,505	869	1,135
Commissions from sales of insurance and financial products	1,524	1,552	1,511
Data processing fees	139	167	204
Gain from acquisition	67,894	–	–
Securities gains (losses)	(104)	(14)	487
Other gains (losses)	(142)	156	(10)
Total noninterest income	89,518	20,657	17,217

Noninterest Expenses
Salaries	30,745	28,127	26,227
Employee benefits	10,843	7,319	7,443
Total personnel expense	41,588	35,446	33,670
Occupancy expense	6,071	4,175	3,795
Equipment related expenses	4,334	4,105	3,809
Intangibles amortization	630	416	374
Acquisition expenses	1,343	–	–
Other operating expenses	24,585	18,069	14,676
Total noninterest expenses	78,551	62,211	56,324

Income before income taxes	97,877	35,125	34,960
Income taxes	37,618	13,120	13,150

Net income	60,259	22,005	21,810

Preferred stock dividends and accretion	(3,972)	–	–

Net income available to common shareholders	$56,287	22,005	21,810

Earnings per common share:
Basic	$3.38	1.38	1.52
Diluted	3.37	1.37	1.51

Dividends declared per common share	$0.32	0.76	0.76

Weighted average common shares outstanding:
Basic	16,648,822	15,980,533	14,378,279
Diluted	16,686,880	16,027,144	14,468,974

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2009, 2008 and 2007

($ in thousands)	2009	2008	2007

Net income	$60,259	22,005	21,810
Other comprehensive income (loss):
Unrealized gains/losses on securities available for sale:
Unrealized holding gains arising during the period, pretax	1,455	173	1,432
Tax expense	(567)	(67)	(559)
Reclassification to realized (gains) losses	104	14	(487)
Tax expense (benefit)	(41)	(5)	190
Postretirement Plans:
Net gain (loss) arising during period	3,623	(6,795)	(1,098)
Tax (expense) benefit	(1,397)	2,650	428
Amortization of unrecognized net actuarial loss	869	308	467
Tax expense	(339)	(120)	(182)
Amortization of prior service cost and transition obligation	36	34	40
Tax expense	(14)	(14)	(15)
Other comprehensive income (loss)	3,729	(3,822)	216
Comprehensive income	$63,988	18,183	22,026

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2009, 2008 and 2007

	Preferred	Preferred Stock	Common Stock		Common Stock	Retained	Accumulated Other Comprehensive	Total Share- holders’
(In thousands, except share data)	Stock	Discount	Shares	Amount	Warrants	Earnings	Income (Loss)	Equity

Balances, January 1, 2007	$—	—	14,353	$56,035	—	111,220	(4,550)	162,705

Net income						21,810		21,810
Cash dividends declared ($0.76 per share)						(10,928)		(10,928)
Common stock issued under stock option plans			52	568				568
Purchases and retirement of common stock			(27)	(532)				(532)
Tax benefit realized from exercise of nonqualified stock options			—	41				41
Stock-based compensation			—	190				190
Other comprehensive income							216	216

Balances, December 31, 2007	—	—	14,378	56,302	—	122,102	(4,334)	174,070

Net income						22,005		22,005
Cash dividends declared ($0.76 per share)						(12,155)		(12,155)
Common stock issued under stock option plans			57	705				705
Common stock issued into dividend reinvestment plan			80	1,252				1,252
Common stock issued in acquisition			2,059	37,605				37,605
Tax benefit realized from exercise of nonqualified stock options			—	65				65
Stock-based compensation			—	143				143
Other comprehensive income							(3,822)	(3,822)

Balances, December 31, 2008	—	—	16,574	96,072	—	131,952	(8,156)	219,868

Net income						60,259		60,259
Preferred stock issued	65,000	(4,592)						60,408
Common stock warrants issued					4,592			4,592
Common stock issued under stock option plans			42	393				393
Common stock issued into dividend reinvestment plan			77	1,112				1,112
Cash dividends declared ($0.32 per share)						(5,331)		(5,331)
Preferred dividends						(3,169)		(3,169)
Accretion of preferred stock discount		803				(803)		––
Tax benefit realized from exercise of nonqualified stock options			—	73				73
Stock-based compensation			29	449				449
Other comprehensive income							3,729	3,729

Balances, December 31, 2009	$65,000	(3,789)	16,693	$98,099	4,592	182,908	(4,427)	342,383

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007

($ in thousands)	2009	2008	2007
Cash Flows From Operating Activities
Net income	$60,259	22,005	21,810
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	20,186	9,880	5,217
Net security premium amortization (discount accretion)	1,279	(70)	67
Net purchase accounting adjustments	(5,648)	(1,099)	—
Gain from acquisition	(67,894)	—	—
Loss (gain) on securities available for sale	104	14	(487)
Other losses (gains), primarily gain from acquisition	142	(156)	10
Increase in net deferred loan costs	(139)	(89)	(118)
Depreciation of premises and equipment	3,624	3,459	3,286
Stock-based compensation expense	449	143	190
Amortization of intangible assets	630	416	374
Deferred income tax expense (benefit)	20,061	(1,365)	(422)
Originations of presold mortgages in process of settlement	(93,893)	(56,088)	(68,325)
Proceeds from sales of presold mortgages in process of settlement	93,598	57,333	71,423
Decrease (increase) in accrued interest receivable	1,096	1,289	(803)
Decrease (increase) in other assets	(17,755)	1,474	1,075
Increase (decrease) in accrued interest payable	(3,706)	(1,236)	361
Increase (decrease) in other liabilities	2,640	(1,617)	(3,095)
Net cash provided by operating activities	15,033	34,293	30,563

Cash Flows From Investing Activities
Purchases of securities available for sale	(102,899)	(159,602)	(90,046)
Purchases of securities held to maturity	(20,300)	(1,318)	(5,117)
Proceeds from sales of securities available for sale	44	503	4,185
Proceeds from maturities/issuer calls of securities available for sale	134,736	138,306	82,013
Proceeds from maturities/issuer calls of securities held to maturity	1,799	2,291	1,577
Net decrease (increase) in loans	105,007	(142,365)	(159,531)
Proceeds from FDIC loss share agreements	41,891	—	—
Proceeds from sales of foreclosed real estate	4,094	2,991	1,522
Purchases of premises and equipment	(5,299)	(5,376)	(5,786)
Net cash received in acquisition	91,696	2,461	─
Net cash provided (used) by investing activities	250,769	(162,109)	(171,183)

Cash Flows From Financing Activities
Net increase in deposits and repurchase agreements	153,085	111,148	139,017
Proceeds from (repayments of) borrowings, net	(349,465)	84,564	32,381
Cash dividends paid – common stock	(7,145)	(11,738)	(10,923)
Cash dividends paid – preferred stock	(2,763)	—	—
Proceeds from issuance of preferred stock and common stock warrants	65,000	—	—
Proceeds from issuance of common stock	1,505	1,957	568
Purchases and retirement of common stock	—	—	(532)
Tax benefit from exercise of nonqualified stock options	73	65	41
Net cash provided (used) by financing activities	(139,710)	185,996	160,552

Increase in Cash and Cash Equivalents	126,092	58,180	19,932
Cash and Cash Equivalents, Beginning of Year	224,780	166,600	146,668

Cash and Cash Equivalents, End of Year	$350,872	224,780	166,600

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$52,601	62,539	69,297
Income taxes	16,474	15,316	17,077
Non-cash investing and financing transactions:
Foreclosed loans transferred to other real estate	43,860	4,802	2,915
Unrealized gain on securities available for sale, net of taxes	951	115	577
Common stock issued in acquisition	─	37,605	─

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

Note 1.  Summary of Significant Accounting Policies

(a) Basis of Presentation - The consolidated financial statements include the accounts of First Bancorp (the Company) and its wholly owned subsidiaries - First Bank (the Bank) and Montgomery Data Services, Inc. (Montgomery Data).  The Bank has two wholly owned subsidiaries - First Bank Insurance Services, Inc. (First Bank Insurance) and First Troy, SPE LLC.  All significant intercompany accounts and transactions have been eliminated.

The Company is a bank holding company.  The principal activity of the Company is the ownership and operation of the Bank, a state chartered bank with its main office in Troy, North Carolina.  Montgomery Data, another subsidiary, is a data processing company headquartered in Troy, whose primary client is the Bank.  The Company is also the parent company for a series of statutory trusts that were formed at various times since 2002 for the purpose of issuing trust preferred debt securities.  The trusts are not consolidated for financial reporting purposes; however, notes issued by the Company to the trusts in return for the proceeds from the issuance of the trust preferred securities are included in the consolidated financial statements and have terms that are substantially the same as the corresponding trust preferred securities.  The trust preferred securities qualify as capital for regulatory capital adequacy requirements.  First Bank Insurance is a provider of non-FDIC insured investment and insurance products.  First Troy, SPE LLC was formed in order to hold and dispose of certain real estate foreclosed upon by the Bank.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The most significant estimates made by the Company in the preparation of its consolidated financial statements are the determination of the allowance for loan losses, the valuation of other real estate, and fair value estimates for financial instruments.

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

A decline in the market value of any available for sale or held to maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  Any equity security that is in an unrealized loss position for twelve consecutive months is presumed to be other than temporarily impaired and an impairment charge is recorded unless the amount of the charge is insignificant.

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

Purchased loans acquired in a business combination, which include loans purchased in the Cooperative Bank acquisition, are recorded at estimated fair value on their purchase date; the purchaser cannot carry over the related allowance for loan losses.  Purchased loans are accounted for under Financial Accounting Standards Board Accounting Standard Codification (“FASB ASC”) 310-30, Loans and Debt Securities with Deteriorated Credit Quality (formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments.  Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccural status.  Generally, acquired loans that meet the Company’s definition for nonaccrual status fall within the scope of FASB ASC 310-30.  The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying amount of the loans.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.  Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable, with a positive impact on interest income.  Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.  Further, the Company elected to analogize to FASB ASC 310-30 and account for all other acquired loans not within the scope of FASB ASC 310-30 using the same methodology.

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

Commercial loans greater than $250,000 that are on nonaccrual status are evaluated regularly for impairment.  A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are measured using either 1) an estimate of the cash flows that the Company expects to receive from the borrower discounted at the loan’s effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral.  While a loan is considered to be impaired, the Company’s policy is that interest accrual is discontinued and all cash receipts are applied to principal.  Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off.  Further cash receipts are recorded as interest income to the extent that any interest has been foregone.

(f) Presold Mortgages in Process of Settlement and Loans Held for Sale - As a part of normal business operations, the Company originates residential mortgage loans that have been pre-approved by secondary investors to be sold on a best efforts basis.  The terms of the loans are set by the secondary investors, and the purchase price that the investor will pay for the loan is agreed to prior to the funding of the loan by the Company.  Generally within three weeks after funding, the loans are transferred to the investor in accordance with the agreed-upon terms.  The Company records gains from the sale of these loans on the settlement date of the sale equal to the difference between the proceeds received and the carrying amount of the loan.  The gain generally represents the portion of the proceeds attributed to service release premiums received from the investors and the realization of origination fees received from borrowers that were deferred as part of the carrying amount of the loan.  Between the initial funding of the loans by the Company and the subsequent reimbursement by the investors, the Company carries the loans on its balance sheet at the lower of cost or market.

Periodically, the Company originates commercial loans that are intended for resale.  The Company carries these loans at the lower of cost or fair value at each reporting date.  There were no such loans held for sale as of December 31, 2009 or 2008.

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

For loans covered under loss share agreements, subsequent decreases to the expected cash flows will generally result in additional provisions for loan losses.  Subsequent increases in expected cash flows will result in a reversal of the allowance for loan losses to the extent of prior allowance recognition.

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

(i) FDIC Loss Share Receivable – The FDIC loss share receivable relates to agreements with the FDIC, whereby the FDIC has agreed to reimburse to the Company a percentage of the losses related to loans and other real estate that the Company assumed in the acquisition of a failed bank.  This loss share receivable is measured separately from the loan portfolio and other real estate because it is not contractually embedded in the loans and is not transferable with the loans should the Company choose to dispose of them.  The carrying value of this receivable is determined at each period end by multiplying the estimated amount of loan and other real estate losses covered by the agreements by the FDIC reimbursement percentage.

(j) Income Taxes - Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence.  The Company’s investment tax credits, which are low income housing tax credits and state historic tax credits, are recorded in the period that they are reflected in the Company’s tax returns.

(k) Intangible Assets - Business combinations are accounted for using the purchase method of accounting.  Identifiable intangible assets are recognized separately and are amortized over their estimated useful lives, which for the Company has generally been seven to ten years and at an accelerated rate.  Goodwill is recognized in business combinations to the extent that the price paid exceeds the fair value of the net assets acquired, including any identifiable intangible assets.  Goodwill is not amortized, but as discussed in Note 1(p), is subject to fair value impairment tests on at least an annual basis.

(l) Other Investments – The Company accounts for investments in limited partnerships, limited liability companies (“LLCs”), and other privately held companies using either the cost or the equity method of accounting.  The accounting treatment depends upon the Company’s percentage ownership and degree of management influence.

Under the cost method of accounting, the Company records an investment in stock at cost and generally recognizes cash dividends received as income.  If cash dividends received exceed the investee’s earnings since the investment date, these payments are considered a return of investment and reduce the cost of the investment.

Under the equity method of accounting, the Company records its initial investment at cost.  Subsequently, the carrying amount of the investment is increased or decreased to reflect the Company’s share of income or loss of the investee.  The Company’s recognition of earnings or losses from an equity method investment is based on the Company’s ownership percentage in the investee and the investee’s earnings on a quarterly basis.  The investees generally provide their financial information during the quarter following the end of a given period.  The Company’s policy is to record its share of earnings or losses on equity method investments in the quarter the financial information is received.

All of the Company’s investments in limited partnerships, LLCs, and other companies are privately held, and their market values are not readily available.  The Company’s management evaluates its investments in investees for impairment based on the investee’s ability to generate cash through its operations or obtain alternative financing, and other subjective factors.  There are inherent risks associated with the Company’s investments in such companies, which may result in income statement volatility in future periods.

At December 31, 2009 and 2008, the Company’s investments in limited partnerships, LLCs and other privately held companies totaled $2.0 million and $2.3 million, respectively, and were included in other assets.

(m) Stock Option Plan - At December 31, 2009, the Company had four equity-based employee compensation plans, which are described more fully in Note 14.  The Company accounts for these plans under the recognition and measurement principles of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, “Stock Compensation.”

(n) Per Share Amounts - Basic Earnings Per Common Share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted Earnings Per Common Share is computed by assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period.  Currently, the Company’s potential dilutive common stock issuances relate to grants under the Company’s equity-based plans, including 1) stock options, 2) performance units, and 3) restricted stock grants, as well as the issuance of stock warrants to the Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Plan.  In computing Diluted Earnings Per Common Share, it is assumed that all dilutive stock options and warrants are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period.  The difference between the number of shares assumed to be exercised and the number of shares bought back is included in the calculation of dilutive securities.  Performance units vest if certain financial goals are met and also have service conditions and one performance unit, once vested, is equal to one share of common stock.  Performance units are included in the calculation of dilutive securities if the financial goals for a measurement period have been met, even if service requirements have not been met.  Restricted stock grants issued by the Company vest solely on service conditions, and thus these shares are included in the calculation of dilutive securities.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Years Ended December 31,
	2009			2008			2007
($ in thousands, except per share amounts)	Income (Numer-ator)	Shares (Denom-inator)	Per Share Amount	Income (Numer-ator)	Shares (Denom-inator)	Per Share Amount	Income (Numer-ator)	Shares (Denom-inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$56,287	16,648,822	$3.38	$22,005	15,980,533	$1.38	$21,810	14,378,279	$1.52

Effect of dilutive securities	-	38,058		-	46,611		-	90,695

Diluted EPS per common share	$56,287	16,686,880	$3.37	$22,005	16,027,144	$1.37	$21,810	14,468,974	$1.51

For the years ended December 31, 2009, 2008, and 2007, there were 704,018 options, 297,230 options and 214,980 options, respectively, that were anti-dilutive because the exercise price exceeded the average market price for the year, and thus are not included in the calculation to determine the effect of dilutive securities.  In addition, the warrant for 616,308 shares issued to the Treasury (see Note 18) was anti-dilutive for the year ended December 31, 2009.

(o) Fair Value of Financial Instruments - ASC 825-10-65-1, “Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments.  Fair value methods and assumptions are set forth below for the Company’s financial instruments.

Cash and Amounts Due from Banks, Federal Funds Sold, Presold Mortgages in Process of Settlement, Accrued Interest Receivable, and Accrued Interest Payable - The carrying amounts approximate their fair value because of the short maturity of these financial instruments.

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

FDIC Loss Share Receivable – Fair value is equal to the FDIC reimbursement rate of the expected losses to be incurred and reimbursed by the FDIC and then discounted over the estimated period of receipt.

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

Commitments to Extend Credit and Standby Letters of Credit - At December 31, 2009 and 2008, the Company’s off-balance sheet financial instruments had no carrying value.  The large majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short terms to maturity.  Therefore, the fair value for these financial instruments is considered to be immaterial.

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

(p) Impairment - Goodwill is evaluated for impairment on at least an annual basis by comparing the fair value of its reporting units to their related carrying value.  If the carrying value of a reporting unit exceeds its fair value, the Company determines whether the implied fair value of the goodwill, using a discounted cash flow analysis, exceeds the carrying value of the goodwill.  If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recorded in an amount equal to that excess.

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

(q) Comprehensive Income - Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income.  Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards.  The components of accumulated other comprehensive income (loss) for the Company are as follows:

	December 31, 2009	December 31, 2008	December 31, 2007
Unrealized gain on securities available for sale	$1,832	273	86
Deferred tax liability	(715)	(106)	(34)
Net unrealized gain (loss) on securities available for sale	1,117	167	52

Additional pension liability	(9,164)	(13,693)	(7,240)
Deferred tax asset	3,620	5,370	2,854
Net additional pension liability	(5,544)	(8,323)	(4,386)

Total accumulated other comprehensive income (loss)	$(4,427)	(8,156)	(4,334)

(r) Segment Reporting - Accounting standards require management to report selected financial and descriptive information about reportable operating segments.  The standards also require related disclosures about products and services, geographic areas, and major customers.  Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation.  The Company’s operations are primarily within the banking segment, and the financial statements presented herein reflect the results of that segment.  The Company has no foreign operations or customers.

(s) Reclassifications - Certain amounts for prior years have been reclassified to conform to the 2009 presentation.  The reclassifications had no effect on net income or shareholders’ equity as previously presented, nor did they materially impact trends in financial information.

(t) Recent Accounting Pronouncements - On July 1, 2009, the Financial Accounting Standards Board’s (FASB) Generally Accepted Accounting Principles (GAAP) Accounting Standards Codification (the Codification) became effective as the sole authoritative source of US GAAP.  This Codification was issued under FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  This Codification reorganizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic.  Existing GAAP prior to the Codification was not altered in compilation of the Codification.  The Codification encompasses all FASB Statements of Financial Accounting Standards, Emerging Issues Task Force statements, FASB Staff Positions, FASB Interpretations, FASB Derivative Implementation Guides, American Institute of Certified Public Accountants Statement of Positions, Accounting Principles Board Opinions and Accounting Research Bulletins, along with the remaining body of GAAP effective as of June 30, 2009.  Financial statements issued for all interim and annual periods ending after September 15, 2009 must reference accounting guidance embodied in the Codification as opposed to referencing the prior authoritative pronouncements.  Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification.  Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (ASU).

In June 2006, the FASB issued FASB ASC 740, “Income Taxes,” which includes clarification for the accounting and reporting of uncertainties in income tax law.  ASC 740 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  The cumulative effect of applying the provisions of this interpretation is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption.  The Company’s adoption of ASC 740 in the first quarter of 2007 did not impact the Company’s consolidated financial statements.  See additional disclosures related to ASC 740 in Note 7.

In September 2006, the FASB issued FASB ASC 820, “Fair Value Measurements and Disclosures.”  This standard provides enhanced guidance for using fair value to measure assets and liabilities and also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  As it relates to financial assets and liabilities, FASB ASC 820 became effective for the Company as of January 1, 2008.  For nonfinancial assets and liabilities, ASC 820 became effective for the Company as of January 1, 2009.  The Company’s adoption of ASC 820 on January 1, 2008 and January 1, 2009 had no impact on the Company’s financial statements.  See Note 13 for the disclosures required by FASB ASC 820.

In February 2007, the FASB issued FASB ASC 825, “Financial Instruments,” which permits, but does not require, entities to measure many financial instruments at fair value.  The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.  This guidance 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments.  One exception is demand deposit liabilities, which are explicitly excluded from qualifying for the fair value option.  With respect to FASB (ASC) 320, “Investments – Debt and Equity Securities,” available for sale and held to maturity securities held at the effective date of ASC 825 are eligible for the fair value option at that date.  If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date will be included in the cumulative-effect adjustment and, thereafter, such securities will be accounted for as trading securities.  ASC 825 became effective for the Company on January 1, 2008.  Upon adoption, the Company elected not to expand its use of fair value accounting.

In December 2007, the FASB issued FASB ASC 805, “Business Combinations,” which retains the fundamental requirement that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination.  ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values.  The provisions require the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense.  The Company adopted ASC 805 on January 1, 2009 and applied its provisions to the assets acquired and liabilities assumed related to Cooperative Bank.  See Note 2 for additional discussion.

In December 2008, the FASB issued FASB ASC 715-20, “Compensation – Retirement Benefits – Defined Benefit Plans,” which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan to provide the users of financial statements with an understanding of (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.  ASC 715-20 became effective for fiscal years ending after

December 15, 2009.  The Company has adopted this standard and included the required disclosures at Note 11.

In April 2008, the FASB issued FASB ASC 350-30-50, “Intangibles Other than Goodwill,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of ASC 350-30-50 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 805, “Business Combinations,” and other U.S. GAAP.  ASC 350-30-50 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and early adoption was prohibited.  Accordingly, this provision became effective for the Company on January 1, 2009.  The adoption of ASC 350-30-50 did not have a material impact on the Company’s financial position, results of operations or cash flows.

On April 9, 2009, the FASB issued three provisions related to fair value which are discussed in the following three paragraphs.  Each of the provisions became effective as of and for the period ended June 30, 2009.

FASB ASC 320-10-65-1, “Investments – Debt and Equity Securities,” categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired as losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  ASC 320-10-65-1 does not amend existing recognition and measurement guidance related to OTTI impairments of equity securities.  Other than the required disclosures that are presented in Note 3, the adoption of this guidance did not impact the Company, but its provisions could impact the Company in future periods.

FASB ASC 820-10-65-4, “Fair Value Measurements and Disclosures,” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered not to be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity’s intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with ASC 820; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.  The Company applied the provisions of this guidance in determining the fair market value of loans assumed in the Cooperative Bank acquisition.  See Note 4 for additional discussion.

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

In June 2009, the FASB issued FASB ASU No. 2009-16, which removes the concept of a special purpose entity (SPE) from ASC 860, “Transfers and Servicing.”  The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying SPE is no longer applicable.  The guidance is effective for all interim and annual periods beginning after November 15, 2009.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued FASB ASU No. 2009-17, which requires a company to analyze whether its interest in a variable interest entity (VIE) gives it a controlling financial interest that should be included in consolidated financial statements.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance, making it the primary beneficiary.  Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard.  This guidance amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The guidance also eliminates certain exceptions that were previously available.  The guidance is effective for all interim and annual periods beginning after November 15, 2009.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued FASB ASU No. 2009-05, which updates ASC 820 “Fair Value Measurements and Disclosures” by providing guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of ASC 820, such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  This guidance was effective October 1, 2009 for the Company.  Its adoption had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued FASB ASU 2010-02 to clarify the scope of subsidiaries for consolidation purposes.  The amendment provides that the decrease in ownership guidance applies to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity.  The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights.  The update became effective for the interim or annual reporting periods ending on or after December 15, 2009.  Its adoption had no impact on the Company’s financial statements.

In January 2010, the FASB issued FASB ASU 2010-06, which amends ASC 820, “Fair Value Measurements and Disclosures,” to require more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The new disclosures and clarifications of existing disclosures are effective for the interim or annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company is evaluating whether any new disclosures will be required.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2.  Acquisitions

The Company did not complete any acquisitions during 2007.  The Company completed the acquisitions described below during 2008 and 2009.  The results of each acquired company/branch are included in the Company’s results beginning on its respective acquisition date.

(a)  On April 1, 2008, the Company completed the acquisition of Great Pee Dee Bancorp, Inc. (Great Pee Dee).  The results of Great Pee Dee are included in the Company’s results for the year ended December 31, 2008 beginning on the April 1, 2008 acquisition date.

Great Pee Dee was the parent company of Sentry Bank and Trust (Sentry), a South Carolina community bank with one branch in Florence, South Carolina and two branches in Cheraw, South Carolina.  Great Pee Dee had $211 million in total assets as of the date of acquisition.  This acquisition represented a natural extension of the Company’s market area, with Sentry’s Cheraw offices being in close proximity to the Company’s Rockingham, North Carolina branch and Sentry’s Florence office being in close proximity to existing branches in Dillon and Latta, South Carolina.  The Company’s primary reason for the acquisition was to expand into a contiguous market with facilities, operations and experienced staff in place.  The Company agreed to a purchase price that resulted in recognition of goodwill primarily due to this reason, as well as the generally positive earnings of Great Pee Dee.  The terms of the merger agreement called for shareholders of Great Pee Dee to receive 1.15 shares of Company stock for each share of Great Pee Dee stock they owned.  The transaction was completed on April 1, 2008 with the Company issuing 2,059,091 shares of common stock that were valued at approximately $37.0 million and assuming employee stock options with a fair market value of approximately $0.6 million.  The value of the stock issued was determined using a Company stock price of $17.98, which was the average of the daily closing price of the Company’s stock for the five trading days closest to the July 12, 2007 announcement of the execution of the definitive merger agreement. The value of the employee stock options assumed was determined using the Black-Scholes option-pricing model.

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

($ in thousands)	As Recorded by Great Pee Dee	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$3,242	–		3,242
Securities	15,364	–		15,364
Loans, gross	187,309	1,226	(a)	183,840
		(4,695	) (b)
Allowance for loan losses	(2,353)	(805	) (c)	(3,158)
Premises and equipment	5,060	(708	) (d)	4,352
Core deposit intangible	355	492	(e)	847
Other	4,285	2,690	(f)	6,975
Total	213,262	(1,800)		211,462

Liabilities
Deposits	$146,611	1,098	(g)	147,709
Borrowings	39,337	1,328	(h)	40,665
Other	1,058	–		1,058
Total	187,006	2,426		189,432

Net identifiable assets acquired				22,030

Total cost of acquisition
Value of stock issued		$37,022
Value of assumed options		587
Direct costs of acquisition		751
Total cost of acquisition				38,360

Goodwill recorded related to acquisition of Great Pee Dee Bancorp				$16,330

Explanation of Fair Value Adjustments

(a)
This fair value adjustment was recorded because the yields on the loans purchased from Great Pee Dee exceeded the market rates as of the acquisition date.  This amount is being amortized to reduce interest income over the remaining lives of the related loans, which had a weighted average life of approximately 6.3 years on the acquisition date.

(b)	This fair value adjustment was recorded to write-down impaired loans assumed in the acquisition to their estimated fair market value.

(c)	This fair value adjustment was the estimated amount of additional inherent loan losses associated with non-impaired loans.

(d)	This fair value adjustment represents the amount necessary to reduce premises and equipment from its book value on the date of acquisition to its estimated fair market value.

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

The following is a summary of the effect of the non-cash purchase accounting adjustments on income related to the Great Pee Dee acquisition recorded during the years ended December 31, 2009 and 2008:

($ in thousands)	Year Ended December 31, 2009	Year Ended December 31, 2008
Interest income – reduced by premium amortization on loans	$(196)	$(147)
Interest expense – reduced by premium amortization of deposits	(200)	(898)
Interest expense – reduced by premium amortization of borrowings	(464)	(347)
Impact on net interest income	468	1,098
Amortization of core deposit intangible	114	86
Total effect on income before income taxes	354	1,012
Income taxes	138	395
Total effect on net income of Great Pee Dee purchase accounting adjustments	$216	$617

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

The above pro forma results for the year ended December 31, 2008 include merger-related expenses and charges recorded by Great Pee Dee prior to the merger that are nonrecurring in nature and amounted to $2.9 million pretax, or $2.0 million after-tax ($0.12 per share).  The pro forma results for the year ended December 31, 2007 include nonrecurring merger-related expenses of Great Pee Dee of $361,000 (pretax and after-tax), or $0.02 per share.

(b) On June 19, 2009, the Company announced that the Bank had entered into a purchase and assumption agreement with the FDIC, as receiver for Cooperative Bank, in Wilmington, North Carolina.  Earlier that day, the North Carolina Commissioner of Banks issued an order requiring the closure of Cooperative Bank and appointing the FDIC as receiver.  According to the terms of the agreement, the Bank acquired all deposits (except certain brokered deposits) and borrowings, and substantially all of the assets of Cooperative Bank and its subsidiary, Lumina Mortgage.  All deposits were assumed by the Bank with no losses to any depositor.

Cooperative Bank operated through twenty-one branches in North Carolina and three branches in South Carolina, with assets totaling approximately $959 million and approximately 200 employees.

The loans and foreclosed real estate purchased are covered by two loss share agreements between the FDIC and the Bank, which affords the Bank significant loss protection.  Under the loss share agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $303 million and 95% of losses in excess of that amount.  The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction.  New loans made after that date are not covered by the loss share agreements.

The Bank received a $123 million discount on the assets acquired and paid no deposit premium.  The acquisition was accounted for under the purchase method of accounting in accordance with FASB ASC 805, “Business Combinations.”  The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value.  Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values becomes available.  The Company recorded an estimated receivable from the FDIC in the amount of $185.1 million as of June 30, 2009, which represents the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Company.

An acquisition gain totaling $67.9 million resulted from the acquisition and is included as a component of noninterest income on the Company’s statement of income.  In the Company’s filings for the second quarter 2009, this gain was reported as being $53.8 million.  During the third and fourth quarters of 2009, the Company obtained third-party appraisals for the majority of Cooperative Bank’s collateral dependent problem loans.  Overall, the appraised values were higher than the Company’s original estimates made as of the acquisition date.  In addition, during the third and fourth quarters of 2009, the Company received payoffs related to certain loans for which losses had been anticipated.   Accordingly, as required by ASC 805, “Business Combinations,” the Company retrospectively adjusted the fair value of the loans acquired for these factors, which resulted in a higher gain being reflected in the second quarter of 2009.

The statement of net assets acquired as of June 19, 2009 and the resulting gain (as adjusted) are presented in the following table.

($ in thousands)	As Recorded by Cooperative Bank	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$66,096	–		66,096
Securities	40,189	–		40,189
Presold mortgages	3,249	–		3,249
Loans	828,958	(227,854	) (a)	601,104
Core deposit intangible	−	3,798	(b)	3,798
FDIC loss share receivable	−	185,112	(c)	185,112
Foreclosed properties	15,993	(3,534	) (d)	12,459
Other assets	4,178	(137	) (e)	4,041
Total	958,663	(42,615)		916,048

Liabilities
Deposits	$706,139	5,922	(f)	712,061
Borrowings	153,056	6,409	(g)	159,465
Other	2,227	160	(e)	2,387
Total	861,422	12,491		873,913

Excess of assets received over liabilities	97,241	(55,106)		42,135
Less: Asset discount	(123,000)
Cash received from FDIC at closing	25,759			25,759

Total gain recorded				$67,894
Explanation of Fair Value Adjustments
(a)
This estimated fair value adjustment is necessary as of the acquisition date to write down Cooperative Bank’s book value of loans to the estimated fair value as a result of future expected loan losses.

(b)
This estimated fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm.  This amount was recorded by the Company as an identifiable intangible asset and will be amortized as an expense on a straight-line basis over the average life of the core deposit base, which is estimated to be 8 years.

(c)	This estimated fair value adjustment represents the amount that the Company will receive from the FDIC under its loss share agreements as a result of future loan losses.

(d)	This estimated fair value adjustment is necessary to write down Cooperative Bank’s book value of foreclosed real estate properties to their estimated fair value as of the acquisition date.

(e)	These estimated fair value adjustments are other immaterial adjustments made to acquired assets and assumed liabilities to reflect fair value.

(f)
This estimated fair value adjustment was recorded because the weighted average interest rate of Cooperative Bank’s time deposits exceeded the cost of similar wholesale funding at the time of the acquisition.  This amount will be amortized to reduce interest expense on a declining basis over the average life of the portfolio of approximately 15 months.

(g)
This estimated fair value adjustment was recorded because the interest rates of Cooperative Bank’s fixed rate borrowings exceeded current interest rates on similar borrowings.  This amount was realized shortly after the acquisition by prepaying the borrowings at a premium, and thus there will be no future amortization related to this adjustment.

The following is a summary of the effect of the non-cash purchase accounting adjustments on income related to the Cooperative Bank acquisition recorded during the year ended December 31, 2009:

($ in thousands)	Year Ended December 31, 2009
Interest income – increased by accretion of loan discount	$1,469
Interest expense – reduced by premium amortization of deposits	(3,711)
Impact on net interest income	5,180
Amortization of core deposit intangible	237
Total effect on income before income taxes	4,943
Income taxes	1,952
Total effect on net income of Cooperative Bank purchase accounting adjustments	$2,991

The operating results of the Company for the year ended December 31, 2009 include the operating results of the acquired assets and assumed liabilities since the acquisition date of June 19, 2009.  Due primarily to the significant amount of fair value adjustments and the FDIC loss share agreements now in place, historical results of Cooperative Bank are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

Note 3.  Securities

The book values and approximate fair values of investment securities at December 31, 2009 and 2008 are summarized as follows:

	2009				2008
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
(In thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$36,106	36,518	412	─	88,951	90,424	1,473	─
Mortgage-backed securities	109,430	111,797	2,423	(56)	46,340	46,962	779	(157)
Corporate bonds	15,769	14,436	─	(1,333)	18,885	16,848	380	(2,417)
Equity securities	16,618	17,004	417	(31)	16,744	16,959	280	(65)
Total available for sale	$177,923	179,755	3,252	(1,420)	$170,920	171,193	2,912	(2,639)

Securities held to maturity:
State and local governments	$34,394	34,928	612	(78)	15,967	15,788	109	(288)
Other	19	19	─	─	23	23	─	─
Total held to maturity	$34,413	34,947	612	(78)	15,990	15,811	109	(288)

Included in mortgage-backed securities at December 31, 2009 were collateralized mortgage obligations with an amortized cost of $5,413,000 and a fair value of $5,601,000.  Included in mortgage-backed securities at December 31, 2008 were collateralized mortgage obligations with an amortized cost of $7,853,000 and a fair value of $7,773,000.

The Company owned Federal Home Loan Bank (FHLB) stock with a cost and fair value of $16,519,000 at December 31, 2009 and $16,491,000 at December 31, 2008, which is included in equity securities above and serves as part of the collateral for the Company’s line of credit with the FHLB (see Note 9 for additional discussion).  The investment in this stock is a requirement for membership in the FHLB system.

The following table presents information regarding securities with unrealized losses at December 31, 2009:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$–	–	–	–	–	–
Mortgage-backed securities	9,575	56	–	–	9,575	56
Corporate bonds	1,609	224	12,827	1,109	14,436	1,333
Equity securities	17	10	27	21	44	31
State and local governments	5,821	77	230	1	6,051	78
Total temporarily impaired securities	$17,022	367	13,084	1,131	30,106	1,498

The following table presents information regarding securities with unrealized losses at December 31, 2008:

(in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$–	–	–	–	–	–
Mortgage-backed securities	3,468	27	5,430	130	8,898	157
Corporate bonds	8,543	2,165	2,847	252	11,390	2,417
Equity securities	29	14	49	51	78	65
State and local governments	8,737	288	–	–	8,737	288
Total temporarily impaired securities	$20,777	2,494	8,326	433	29,103	2,927

In the above tables, all of the non-equity securities that were in an unrealized loss position at December 31, 2009 and 2008 are bonds that the Company has determined are in a loss position due to interest rate factors, the overall economic downturn in the financial sector, and the broader economy in general.  The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment.  The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.

At December 31, 2009, the Company’s $14 million investment in corporate bonds was comprised of the following:

($ in thousands)	S&P Issuer	Maturity	Amortized
Issuer	Ratings (1)	Date	Cost	Market Value
First Citizens Bancorp (South Carolina) Bond	BB	4/1/15	$2,994	2,859
Bank of America Trust Preferred Security	BB	12/11/26	2,053	1,918
Wells Fargo Trust Preferred Security	A-	1/15/27	2,567	2,428
Bank of America Trust Preferred Security	BB	4/15/27	5,063	4,831
First Citizens Bancorp (North Carolina) Trust Preferred Security	BB	3/1/28	2,092	1,811
First Citizens Bancorp (South Carolina) Trust Preferred Security	Not Rated	6/15/34	1,000	589
Total investment in corporate bonds			$15,769	14,436
(1)  The ratings are as of January 26, 2010.

The Company has concluded that each of the equity securities in an unrealized loss position at December 31, 2009 and 2008 was in such a position due to temporary fluctuations in the market prices of the securities.  The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The aggregate carrying amount of cost-method investments was $16,538,000 and $16,564,000 at December 31, 2009 and 2008, respectively, which included the Federal Home Loan Bank stock discussed above.  The Company determined that none of its cost-method investments were impaired at either year end.

The book values and approximate fair values of investment securities at December 31, 2009, by contractual maturity, are summarized in the table below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Debt securities
Due within one year	$33,068	33,263	$3,244	3,267
Due after one year but within five years	3,038	3,255	3,168	3,261
Due after five years but within ten years	2,994	2,859	24,469	24,936
Due after ten years	12,775	11,577	3,532	3,483
Mortgage-backed securities	109,430	111,797	─	─
Total debt securities	161,305	162,751	34,413	34,947

Equity securities	16,618	17,004	─	─
Total securities	$177,923	179,755	$34,413	34,947

At December 31, 2009 and 2008, investment securities with book values of $85,438,000 and $135,285,000, respectively, were pledged as collateral for public and private deposits and securities sold under agreements to repurchase.

Sales of securities available for sale with aggregate proceeds of $44,000 in 2009, $503,000 in 2008, and $4,185,000 in 2007, resulted in gross gains of $9,000 and no gross losses in 2009, no gains or losses in 2008, and gross gains of $487,000 and no gross losses in 2007.  The Company recorded losses of $113,000, $14,000 and $0 related to write-downs of the Company’s equity portfolio in 2009, 2008 and 2007, respectively.

Note 4.  Loans and Asset Quality Information

As discussed in Note 2 above, on June 19, 2009 the Company acquired substantially all of the assets and liabilities of Cooperative Bank.  The loans and foreclosed real estate that were acquired in this transaction are covered by loss share agreements between the FDIC and the Bank, which afford the Bank significant loss protection.  Under the loss share agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $303 million and 95% of losses that exceed that amount.  Because of the loss protection provided by the FDIC, the risk of the Cooperative Bank loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreements.  Accordingly, the Company presents separately loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreements as “non-covered loans.”

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	December 31, 2009		December 31, 2008
	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$173,611	7%	190,428	9%
Real estate – construction, land development & other land loans	551,714	21%	481,849	22%
Real estate – mortgage – residential (1-4 family) first mortgages	849,875	32%	576,884	26%
Real estate – mortgage – home equity loans / lines of credit	270,054	10%	249,764	11%
Real estate – mortgage – commercial and other	718,723	27%	620,444	28%
Installment loans to individuals	88,514	3%	91,711	4%
Subtotal	2,652,491	100%	2,211,080	100%
Unamortized net deferred loan costs	374		235
Total loans	$2,652,865		2,211,315

As of December 31, 2009 and 2008, net loans include an unamortized premium of $883,000 and $1,079,000, respectively, on loans acquired from Great Pee Dee.  The originally recorded premium was $1,226,000, of which $196,000 and $147,000 was amortized in 2009 and 2008, respectively, as a reduction of interest income.  See Note 2 for additional discussion.

Loans in the amounts of $1,761,222,000 and $1,665,730,000 as of December 31, 2009 and 2008, respectively, are pledged as collateral for certain borrowings (see Note 9).  The loans above also include loans to executive officers and directors serving the Company at December 31, 2009 and to their associates, totaling approximately $5,389,000 and $6,170,000 at December 31, 2009 and 2008, respectively.  During 2009, additions to such loans were approximately $1,539,000 and repayments totaled approximately $2,320,000.  These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers.  Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features.

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	December 31, 2009		December 31, 2008
	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$164,225	8%	190,428	9%
Real estate – construction, land development & other land loans	408,458	19%	481,849	22%
Real estate – mortgage – residential (1-4 family) first mortgages	594,470	28%	576,884	26%
Real estate – mortgage – home equity loans / lines of credit	247,995	11%	249,764	11%
Real estate – mortgage – commercial and other	632,985	30%	620,444	28%
Installment loans to individuals	84,336	4%	91,711	4%
Subtotal	2,132,469	100%	2,211,080	100%
Unamortized net deferred loan costs	374		235
Total non-covered loans	$2,132,843		2,211,315

The carrying amount of the covered loans at December 31, 2009 consisted of impaired and nonimpaired purchased loans.

($ in thousands)	Impaired Purchased Loans		Nonimpaired Purchased Loans	Total Covered Loans	Unpaid Principal Balance
Covered loans:

Commercial, financial, and agricultural	$	−	9,386	9,386	12,406
Real estate – construction, land development & other land loans		29,479	113,777	143,256	254,897
Real estate – mortgage – residential (1-4 family) first mortgages		−	255,405	255,405	329,141
Real estate – mortgage – home equity loans / lines of credit		−	22,059	22,059	24,504
Real estate – mortgage – commercial and other		4,971	80,767	85,738	108,908
Installment loans to individuals		−	4,178	4,178	4,673
Total		$34,450	485,572	520,022	734,529

The following table presents information regarding purchased nonimpaired loans at the acquisition date of June 19, 2009 and changes from that date to December 31, 2009.  The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond.

($ in thousands)
Contractual loan principal payments receivable	$738,182
Estimate of contractual principal not expected to be collected – loan discount	(194,460)
Fair value of purchased nonimpaired loans at June 19, 2009	543,722
Principal repayments	(45,670)
Transfers to foreclosed real estate	(13,949)
Accretion of loan discount	1,469
Carrying amount of nonimpaired Cooperative Bank loans at December 31, 2009	$485,572

As reflected in the table above, from June 19, 2009 to December 31, 2009, the Company accreted $1,469,000 of the loan discount on purchased nonimpaired loans into interest income in order to recognize the difference between the initial recorded investment and the loans’ expected principal and interest cash flows using a method that approximates the interest method.

The following table presents information regarding purchased impaired loans at the acquisition date of June 19, 2009 and changes from that date to December 31, 2009.  The Company has initially applied the cost recovery method to all purchased impaired loans at the acquisition date of June 19, 2009 due to the uncertainty as to the timing of expected cash flows as reflected in the following table.

($ in thousands)
Contractually required principal payments receivable	$90,776
Nonaccretable difference	(33,394)
Present value of cash flows expected to be collected	57,382
Accretable difference	−
Fair value of purchased impaired loans at June 19, 2009	57,382
Transfer to foreclosed real estate	(22,932)
Carrying amount of impaired Cooperative Bank loans at December 31, 2009	$34,450

The following table presents information regarding all purchased impaired loans accounted for under ASC 310-30, which includes the Company’s acquisition of Great Pee Dee on April 1, 2008, and the Company’s acquisition of certain assets and liabilities of Cooperative Bank on June 19, 2009:

($ in thousands) ASC 310-30 Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
As of April 1, 2008 Great Pee Dee acquisition date	$7,663	4,695	2,968
Additions due to borrower advances	663	−	663
Change due to payments received	(510)	−	(510)
Change due to legal discharge of debt	(102)	(102)	−
Balance at December 31, 2008	7,714	4,593	3,121
Additions due to acquisition of Cooperative Bank	90,776	33,394	57,382
Change due to payments received	(822)	(150)	(672)
Transfer to foreclosed real estate	(31,102)	(7,817)	(23,285)
Change due to loan charge-off	(27,273)	(26,778)	(495)
Balance at December 31, 2009	$39,293	3,242	36,051

Each of the purchased impaired loans are on nonaccrual status and considered to be impaired.  Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal.  Thus, there is no accretable yield associated with the above loans.  During 2009, the Company received $179,000 in payments that exceeded the initial carrying amount of the purchased impaired loans.  These payments were recorded as interest income.  There were no such amounts recorded in 2007 or 2008.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, and other real estate.  Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	December 31, 2009	December 31, 2008

Nonaccrual loans – non-covered	$62,206	26,600
Nonaccrual loans – covered by FDIC loss share (1)	117,916	–
Restructured loans – non-covered	21,283	3,995
Accruing loans > 90 days past due	–	–
Total nonperforming loans	201,405	30,595
Other real estate – non-covered	8,793	4,832
Other real estate – covered by FDIC loss share	47,430	–
Total nonperforming assets	$257,628	35,427
Total nonperforming assets – non-covered	$92,282	35,427

(1) At December 31, 2009, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $192.1 million.

If the nonaccrual and restructured loans as of December 31, 2009, 2008 and 2007 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $9,800,000, $1,930,000 and $610,000 for nonaccrual loans and $1,200,000, $310,000 and $1,000 for restructured loans would have been recorded for 2009, 2008, and 2007, respectively.  Interest income on such loans that was actually collected and included in net income in 2009, 2008 and 2007 amounted to approximately $2,147,000, $826,000 and $252,000 for nonaccrual loans (prior to their being placed on nonaccrual status), and $866,000, $155,000, and $1,000 for restructured loans, respectively.  At December 31, 2009 and 2008, the Company had no commitments to lend additional funds to debtors whose loans were nonperforming.

Activity in the allowance for loan losses for the years ended December 31, 2009, 2008, and 2007 was as follows:

(In thousands)	2009	2008	2007

Balance, beginning of year	$29,256	21,324	18,947
Provision for loan losses	20,186	9,880	5,217
Recoveries of loans charged-off	690	532	337
Loans charged-off	(12,789)	(5,638)	(3,177)
Allowance recorded related to loans assumed in corporate acquisitions	–	3,158	─
Balance, end of year	$37,343	29,256	21,324

In accordance with the Company’s policy for reviewing nonaccrual loans for impairment, as described in Note 1(e), the following table presents information related to impaired loans, as defined by relevant accounting standards.

($ in thousands)	As of /for the year ended December 31, 2009	As of /for the year ended December 31, 2008	As of /for the year ended December 31, 2007
Impaired loans at period end
Non-covered (1)	$55,574	22,146	3,883
Covered	94,746	−	−
Total impaired loans at period end	$150,320	22,146	3,883

Average amount of impaired loans for period
Non-covered	$36,171	12,547	3,161
Covered	34,161	−	−
Average amount of impaired loans for period – total	$70,332	12,547	3,161

Allowance for loan losses related to impaired loans at period end (2)	$9,717	2,869	751

Amount of impaired loans with no related allowance at period end
Non-covered	$30,236	14,609	1,982
Covered	94,746	−	−
Total impaired loans with no related allowance at period end	$124,982	14,609	1,982

(1)  Effective March 31, 2009, the Company increased the threshold from $100,000 to $250,000 for loans that are exempt from ASC 310-10-35 as a result of being part of a smaller-balance homogeneous group of loans that are collectively evaluated for impairment.
(2)  Relates entirely to non-covered loans.

All of the impaired loans noted in the table above were on nonaccrual status at each respective period end except for those classified as restructured loans (see table on previous page for balances).  For each of the years in the three year-period ended December 31, 2009, the amount of interest income recorded on the impaired loans during the period that they were considered to be impaired was insignificant.

Note 5.  Premises and Equipment

Premises and equipment at December 31, 2009 and 2008 consisted of the following:

(In thousands)	2009	2008

Land	$15,747	14,747
Buildings	41,185	39,344
Furniture and equipment	28,435	25,878
Leasehold improvements	1,305	1,352
Total cost	86,672	81,321
Less accumulated depreciation and amortization	(32,513)	(29,062)
Net book value of premises and equipment	$54,159	52,259

Note 6.  Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of December 31, 2009 and December 31, 2008 and the carrying amount of unamortized intangible assets as of December 31, 2009 and December 31, 2008.  In 2009, the Company recorded a core deposit premium intangible of $3,798,000 in connection with the acquisition of Cooperative Bank, which will be amortized on a straight line basis over the estimated life of the related deposits of eight years.

	December 31, 2009		December 31, 2008
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	$394	241	394	210
Core deposit premiums	7,590	2,630	3,792	2,031
Total	$7,984	2,871	4,186	2,241

Unamortized intangible assets:
Goodwill	$65,835		65,835

Amortization expense totaled $630,000, $416,000 and $374,000 for the year ended December 31, 2009, 2008 and 2007, respectively.

The following table presents the estimated amortization expense for intangible assets for each of the five calendar years ending December 31, 2014 and the estimated amount amortizable thereafter.  These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

(In thousands)	Estimated Amortization Expense
2010	$851
2011	836
2012	824
2013	714
2014	610
Thereafter	1,278
Total	$5,113

Note 7.  Income Taxes

Total income taxes for the years ended December 31, 2009, 2008 and 2007 were allocated as follows:

(In thousands)	2009	2008	2007

Allocated to net income	$37,618	13,120	13,150
Allocated to stockholders’ equity, for unrealized holding gain/loss on debt and equity securities for financial reporting purposes	610	72	369
Allocated to stockholders’ equity, for tax benefit of pension liabilities	1,750	(2,516)	(231)
Total income taxes	$39,978	10,676	13,288

The components of income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 are as follows:

(In thousands)	2009	2008	2007

Current - Federal	$11,190	11,978	11,625
- State	1,830	1,962	1,938
Deferred - Federal	20,545	(703)	(348)
- State	4,053	(117)	(65)
Total	$37,618	13,120	13,150

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2009 and 2008 are presented below:

(In thousands)	2009	2008

Deferred tax assets:
Allowance for loan losses	$15,518	13,304
Estimated loss on acquired assets	59,724	─
Excess book over tax SERP retirement plan cost	1,844	1,525
Deferred compensation	234	327
State net operating loss carryforwards	213	219
Accruals, book versus tax	414	258
Pension liability adjustments	3,620	5,370
All other	2,251	730
Gross deferred tax assets	83,818	21,733
Less: Valuation allowance	(230)	(219)
Net deferred tax assets	83,588	21,514
Deferred tax liabilities:
Loan fees	(857)	(1,150)
Excess tax over book pension cost	─	(502)
Depreciable basis of fixed assets	(1,733)	(1,561)
Amortizable basis of intangible assets	(7,938)	(5,656)
Unrealized gain on securities available for sale	(716)	(106)
FHLB stock dividends	(436)	(436)
Section 597 deferred gain	(10,038)	─
Loan basis differences	(20,391)	─
FDIC Loss Share Receivable	(56,165)	─
All other	(173)	(4)
Gross deferred tax liabilities	(98,447)	(9,415)
Net deferred tax asset (liability) - included in other assets	$(14,859)	12,099
A portion of the annual change in the net deferred tax liability relates to unrealized gains and losses on securities available for sale.  The related 2009 and 2008 deferred tax expense (benefit) of approximately $610,000 and $72,000 respectively, has been recorded directly to shareholders’ equity.  Additionally, a portion of the annual change in the net deferred tax liability relates to pension adjustments.  The related 2009 and 2008 deferred tax expense (benefit) of $1,750,000 and ($2,516,000), respectively, has been recorded directly to shareholders’ equity.  The balance of the 2009 decrease in the net deferred tax asset of ($24,598,000) is reflected as a deferred income tax expense, and the balance of the 2008 increase in the net deferred tax asset of $820,000 is reflected as a deferred income tax benefit in the consolidated statement of income.

A portion of the annual change in the net deferred tax liability relates to unrealized gains and losses on securities available for sale.  The related 2009 and 2008 deferred tax expense (benefit) of approximately $610,000 and $72,000 respectively, has been recorded directly to shareholders’ equity.  Additionally, a portion of the annual change in the net deferred tax liability relates to pension adjustments.  The related 2009 and 2008 deferred tax expense (benefit) of $1,750,000 and ($2,516,000), respectively, has been recorded directly to shareholders’ equity.  The balance of the 2009 decrease in the net deferred tax asset of ($24,598,000) is reflected as a deferred income tax expense, and the balance of the 2008 increase in the net deferred tax asset of $820,000 is reflected as a deferred income tax benefit in the consolidated statement of income.

The valuation allowances for 2009 and 2008 relate primarily to state net operating loss carryforwards.  It is management’s belief that the realization of the remaining net deferred tax assets is more likely than not.

As discussed in Note 1(t), the Company adopted ASC 740 in 2007.  In connection with the adoption, the Company assessed whether it had any significant uncertain tax positions and determined that there were none.  Accordingly, no reserve for uncertain tax position was recorded.  Additionally, the Company determined that it had no material unrecognized tax benefits that if recognized would affect the effective tax rate.  The Company’s general policy is to record tax penalties and interest as a component of “other operating expenses.”

The Company’s tax returns are subject to income tax audit by federal and state agencies beginning with the year 2006.  The Company’s 2007 and 2008 tax returns are currently being audited by the Internal Revenue Service.

Retained earnings at December 31, 2009 and 2008 includes approximately $6,869,000 representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse or may never reverse.  Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Bank’s stock.

The following is a reconcilement of federal income tax expense at the statutory rate of 35% to the income tax provision reported in the financial statements.

(In thousands)	2009	2008	2007

Tax provision at statutory rate	$34,257	12,294	12,235
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(459)	(376)	(321)
Low income housing tax credits	(114)	(114)	(114)
Non-deductible interest expense	38	42	45
State income taxes, net of federal benefit	3,824	1,199	1,218
Change in valuation allowance	3	3	(15)
Other, net	69	72	102
Total	$37,618	13,120	13,150

Note 8.  Time Deposits, Securities Sold Under Agreements to Repurchase, and Related Party Deposits

At December 31, 2009, the scheduled maturities of time deposits were as follows:

(In thousands)
2010	$1,504,268
2011	108,812
2012	24,887
2013	8,945
2014	5,083
Thereafter	47
$1,652,042

On December 31, 2009, time deposits included a $2,211,000 unamortized premium on deposits acquired from Cooperative Bank.  The originally recorded premium was $5,922,000, of which $3,711,000 was amortized in 2009 as a reduction of interest expense.  On December 31, 2008, time deposits included a $200,000 unamortized premium on deposits acquired from Great Pee Dee.  The originally recorded premium was

$1,098,000, of which $200,000 and $898,000 was amortized in 2009 and 2008, respectively, as a reduction of interest expense.  See Note 2 for additional discussion.

Securities sold under agreements to repurchase represent short-term borrowings by the Company with maturities less than one year and are collateralized by a portion of the Company’s securities portfolio, which have been delivered to a third-party custodian for safekeeping.  At December 31, 2009, securities with an amortized cost of $54,389,000 and a market value of $56,131,000 were pledged to secure securities sold under agreements to repurchase.

The following table presents certain information for securities sold under agreements to repurchase:

($ in thousands)	2009	2008
Balance at December 31	$64,058	$61,140
Weighted average interest rate at December 31	0.86%	1.82%
Maximum amount outstanding at any month-end during the year	$64,058	$61,140
Average daily balance outstanding during the year	$53,537	$42,097
Average annual interest rate paid during the year	1.38%	2.15%

Deposits received from executive officers and directors and their associates totaled approximately $23,657,000 and $34,764,000 at December 31, 2009 and 2008, respectively.  These deposit accounts have substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with other non-related depositors.

Note 9.  Borrowings and Borrowings Availability

The following table presents information regarding the Company’s outstanding borrowings at December 31, 2009 and 2008:

Description - 2009	Due date	Call Feature	2009 Amount	Interest Rate

FHLB Overnight Borrowings	1/1/10, renewable daily	None	$100,000,000	0.36% subject to change daily

FHLB Term Note	8/10/10	Quarterly by FHLB, beginning 8/11/08	5,600,000	4.46% fixed

FHLB Term Note	8/16/10	Quarterly by FHLB, beginning 8/18/08	5,000,000	4.41% fixed

FHLB Term Note	9/13/10	Quarterly by FHLB, beginning 9/15/08	7,000,000	4.07% fixed

FHLB Term Note	8/1/11	None	3,000,000	0.28% at 12/31/09 Adjustable rate based on 3 month LIBOR

FHLB Term Note	12/12/11	Quarterly by FHLB, beginning 6/12/08	1,800,000	4.21% fixed

FHLB Term Note	4/20/12	Quarterly by FHLB, beginning 4/20/09	7,500,000	4.51% fixed

Trust Preferred Securities	1/23/34	Quarterly by Company beginning 1/23/09	20,620,000	2.98% at 12/31/09 adjustable rate 3 month LIBOR + 2.70%

Trust Preferred Securities	6/15/36	Quarterly by Company beginning 6/15/11	25,774,000	1.64% at 12/31/09 adjustable rate 3 month LIBOR + 1.39%
Total borrowings/ weighted average rate			176,294,000	1.46% (2.90% excluding overnight borrowings)
Unamortized fair market value adjustment recorded in acquisition of Great Pee Dee			517,000
Total borrowings as of December 31, 2009			$176,811,000

Description - 2008	Due date	Call Feature	2008 Amount	Interest Rate

FHLB Overnight Borrowings	1/1/09, renewable daily	None	$230,000,000	0.46% subject to change daily

Federal Funds Purchased	1/1/09, renewable daily	None	35,000,000	0.45% subject to change daily

FHLB Term Note	4/21/09	None remaining	5,000,000	5.26% fixed

FHLB Term Note	8/10/10	Quarterly by FHLB, beginning 8/11/08	5,600,000	4.46% fixed

FHLB Term Note	8/16/10	Quarterly by FHLB, beginning 8/18/08	5,000,000	4.41% fixed

FHLB Term Note	9/13/10	Quarterly by FHLB, beginning 9/15/08	7,000,000	4.07% fixed

FHLB Term Note	8/1/11	None	3,000,000	3.19% at 12/31/08 Adjustable rate based on 3 month LIBOR

FHLB Term Note	12/12/11	Quarterly by FHLB, beginning 6/12/08	1,800,000	4.21% fixed

FHLB Term Note	4/20/12	Quarterly by FHLB, beginning 4/20/09	7,500,000	4.51% fixed

Line of Credit with Commercial Bank	10/31/09	Payable anytime by Company without penalty	20,000,000	2.25% at 12/31/08 adjustable rate Prime minus 1%

Trust Preferred Securities	1/23/34	Quarterly by Company beginning 1/23/09	20,620,000	6.17% at 12/31/08 adjustable rate 3 month LIBOR + 2.70%

Trust Preferred Securities	6/15/36	Quarterly by Company beginning 6/15/11	25,774,000	3.39% at 12/31/08 adjustable rate 3 month LIBOR + 1.39%
Total borrowings/ weighted average rate			366,294,000	1.46% (4.07% excluding overnight borrowings)
Unamortized fair market value adjustment recorded in acquisition of Great Pee Dee			981,000
Total borrowings as of December 31, 2008			$367,275,000

As noted in the table above, at December 31, 2009 and 2008, borrowings outstanding included $517,000 and $981,000, respectively, in unamortized premium on borrowings acquired from Great Pee Dee.  The originally recorded premium was $1,328,000, of which $464,000 and $347,000 was amortized in 2009 and 2008, respectively, as a reduction of interest expense.  See Note 2 for additional discussion.

All outstanding FHLB borrowings may be accelerated immediately by the FHLB in certain circumstances, including material adverse changes in the condition of the Company or if the Company’s qualifying collateral amounts to less than that required under the terms of the FHLB borrowing agreement.

In the above tables, the $20.6 million in borrowings due on January 23, 2034 relate to borrowings structured as trust preferred capital securities that were issued by First Bancorp Capital Trusts II and III ($10.3 million by each trust), which are unconsolidated subsidiaries of the Company, on December 19, 2003 and qualify as capital for regulatory capital adequacy requirements.  These unsecured debt securities are callable by the Company at par on any quarterly interest payment date beginning on January 23, 2009.  The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 2.70%.  The Company incurred approximately $580,000 of debt issuance costs related to the issuance that were recorded as prepaid expenses and are included in the “Other Assets” line item of the consolidated balance sheet.  These debt issuance costs were amortized as interest expense until the earliest possible call date of January 23, 2009.

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

At December 31, 2009, the Company had four sources of readily available borrowing capacity – 1) an approximately $687 million line of credit with the FHLB, of which $130 million was outstanding at December 31, 2009 and $265 million was outstanding at December 31, 2008, 2) a $50 million overnight federal funds line of credit with a correspondent bank, of which none was outstanding at December 31, 2009 and $35 million was outstanding at December 31, 2008, 3) an approximately $84 million line of credit through the Federal Reserve Bank of Richmond’s (FRB) discount window, none of which was outstanding at December 31, 2009 or 2008, and 4) a $20 million holding company line of credit with a commercial bank, of which none was outstanding at December 31, 2009 and $20 million was outstanding on December 31, 2008.

The Company’s line of credit with the FHLB totaling approximately $687 million can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity needs and is secured by the Company’s FHLB stock and a blanket lien on most of its real estate loan portfolio.  In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of the line of credit, the borrowing capacity was further reduced by $170 million and $75 million at December 31, 2009 and 2008, respectively, as a result of the Company pledging letters of credit for public deposits at each of those dates.  Accordingly, the Company’s unused FHLB line of credit was $387 million at December 31, 2009.

The Company’s correspondent bank relationship allows the Company to purchase up to $50 million in federal funds on an overnight, unsecured basis (federal funds purchased).  The Company had no borrowings outstanding under this line at December 31, 2009, and $35 million in borrowings outstanding at December 31, 2008.

The Company has a line of credit with the FRB discount window.  This line is secured by a blanket lien on a portion of the Company’s commercial and consumer loan portfolio (excluding real estate).  Based on the collateral owned by the Company as of December 31, 2009, the available line of credit was approximately $84 million.  The Company had no borrowings outstanding under this line of credit at December 31, 2009 or 2008.

At December 31, 2009 and 2008, the Company had a $20 million line of credit with a correspondent bank that was secured by 100% of the common stock of the Bank.  This line of credit expires and is subject to renewal in February of each year.  The line of credit was not drawn at December 31, 2009, while at December 31, 2008, it was fully drawn.

See Note 19 – Subsequent Events for changes in the Company’s borrowing lines that occurred subsequent to December 31, 2009.

Note 10.  Leases

Certain bank premises are leased under operating lease agreements.  Generally, operating leases contain renewal options on substantially the same basis as current rental terms.  Rent expense charged to operations under all operating lease agreements was $1,978,000 in 2009, $544,000 in 2008, and $541,000 in 2007.

Future obligations for minimum rentals under noncancelable operating leases at December 31, 2009 are as follows:

(In thousands)
Year ending December 31:
2010	$786
2011	677
2012	598
2013	496
2014	441
Later years	2,396
Total	$5,394

Note 11.  Employee Benefit Plans

401(k) Plan.  The Company sponsors a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code.  Employees who have completed one year of service are eligible to participate in the plan.  New employees hired after January 1, 2008, and who have met the service requirement, are automatically enrolled in the plan at a 2% deferral rate, which can be modified by the employee at any time.  An eligible employee may contribute up to 15% of annual salary to the plan.  The Company contributes an amount equal to 75% of the first 6% of the employee’s salary contributed.  Participants vest in Company contributions at the rate of 20% after one year of service, and 20% for each additional year of service, with 100% vesting after five years of service.  The Company’s matching contribution expense was $933,000, $841,000, and $777,000, for the years ended December 31, 2009, 2008, and 2007, respectively.  Additionally, the Company made additional discretionary matching contributions to the plan of $200,000 in 2009, $162,000 in 2008, and $231,000 in 2007.  The Company’s matching and discretionary contributions are made in the form of Company stock, which can be transferred by the employee into other investment options offered by the plan at any time.  Employees are not permitted to invest their own contributions in Company stock.

Pension Plan.  The Company sponsors a noncontributory defined benefit retirement plan (the “Pension Plan”), which is intended to qualify under Section 401(a) of the Internal Revenue Code.  Employees who have attained age 21 and completed one year of service are eligible to participate in the Pension Plan.  The Pension Plan provides for a monthly payment, at normal retirement age of 65, equal to one-twelfth of the sum of (i) 0.75% of Final Average Annual Compensation (5 highest consecutive calendar years’ earnings out of the last 10 years of employment) multiplied by the employee’s years of service not in excess of 40 years, and (ii) 0.65% of Final Average Annual Compensation in excess of “covered compensation” multiplied by years of service not in excess of 35 years.  “Covered compensation” means the average of the social security taxable wage base during the 35 year period ending with the year the employee attains social security retirement age.  Early retirement, with reduced monthly benefits, is available at age 55 after 15 years of service.  The Pension Plan provides for 100% vesting after 5 years of service, and provides for a death benefit to a vested participant’s surviving spouse.  The costs of benefits under the Pension Plan, which are borne by the Company, are computed actuarially and defrayed by earnings from the Pension Plan’s investments.  The compensation covered by the Pension Plan includes total earnings before reduction for contributions to a cash or deferred profit-sharing plan (such as the 401(k) plan described above) and amounts used to pay group health insurance premiums and includes bonuses (such as amounts paid under the incentive compensation plan).  Compensation for the purposes of the Pension Plan may not exceed statutory limits; such limits were $235,000 in 2009, $230,000 in 2008 and $225,000 in 2007.

During the second quarter of 2009, the Company amended the Pension Plan to prohibit new entrants into the plan.

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes.  The contributions are invested to provide for benefits under the Pension Plan.  The Company expects that it will contribute $1,500,000 to the Pension Plan in 2010.

The following table reconciles the beginning and ending balances of the Pension Plan’s benefit obligation, as computed by the Company’s independent actuarial consultants, and its plan assets, with the difference between the two amounts representing the funded status of the Pension Plan as of the end of the respective year.

(In thousands)	2009	2008	2007
Change in benefit obligation
Projected benefit obligation at beginning of year	$24,039	20,953	17,774
Service cost	1,687	1,453	1,490
Interest cost	1,360	1,231	1,117
Actuarial (gain) loss	(1,309)	765	855
Benefits paid	(382)	(363)	(283)
Projected benefit obligation at end of year	25,395	24,039	20,953
Change in plan assets
Plan assets at beginning of year	13,065	16,697	14,209
Actual return on plan assets	3,610	(4,669)	1,070
Employer contributions	1,500	1,400	1,700
Benefits paid	(382)	(363)	(283)
Other	–	–	1
Plan assets at end of year	17,793	13,065	16,697

Funded status at end of year	$(7,602)	(10,974)	(4,256)

The accumulated benefit obligation related to the Pension Plan was $18,413,000, $16,672,000, and $14,220,000 at December 31, 2009, 2008, and 2007, respectively.

The following table presents information regarding the amounts recognized in the consolidated balance sheets at December 31, 2009 and 2008 as it relates to the Pension Plan, excluding the related deferred tax assets.

(In thousands)	2009	2008

Other assets – prepaid pension asset	$65	1,394
Other liabilities	(7,667)	(12,368)
	$(7,602)	(10,974)

The following table presents information regarding the amounts recognized in accumulated other comprehensive income (AOCI) at December 31, 2009 and 2008, as it relates to the Pension Plan.

(In thousands)	2009	2008

Net (gain)/loss	$7,562	12,247
Net transition obligation	36	39
Prior service cost	69	82
Amount recognized in AOCI before tax effect	7,667	12,368
Tax benefit	(3,028)	(4,850)
Net amount recognized as reduction to AOCI	$4,639	7,518

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the Pension Plan:

(In thousands)	2009	2008

Prepaid pension cost as of beginning of fiscal year	$1,394	1,502
Net periodic pension cost for fiscal year	(2,829)	(1,508)
Actual employer contributions	1,500	1,400
Prepaid pension asset as of end of fiscal year	$65	1,394

Net pension cost for the Pension Plan included the following components for the years ended December 31, 2009, 2008, and 2007:

(In thousands)	2009	2008	2007

Service cost – benefits earned during the period	$1,687	1,453	1,490
Interest cost on projected benefit obligation	1,360	1,231	1,117
Expected return on plan assets	(998)	(1,446)	(1,304)
Net amortization and deferral	780	270	392
Net periodic pension cost	$2,829	1,508	1,695

The estimated net loss, transition obligation, and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $397,000, $2,000, and $13,000, respectively.

The following table is an estimate of the benefits that will be paid in accordance with the Pension Plan during the indicated time periods:

(In thousands)	Estimated benefit payments
Year ending December 31, 2010	$422
Year ending December 31, 2011	510
Year ending December 31, 2012	629
Year ending December 31, 2013	798
Year ending December 31, 2014	1,001
Years ending December 31, 2015-2019	7,511

For the years ended December 31, 2009, 2008, and 2007, the Company used an expected long-term rate-of-return-on-assets assumption of 7.75%, 7.75%, and 8.75%, respectively.  The Company arrived at this rate based primarily on a third-party investment consulting firm’s historical analysis of investment returns, which indicated that the mix of the Pension Plan’s assets (generally 75% equities and 25% fixed income) can be expected to return approximately 7.75% on a long term basis.

Funds in the Pension Plan are invested in a mix of investment types in accordance with the Pension Plan’s investment policy, which is intended to provide an average annual rate of return of 8% to 10%, while maintaining proper diversification.  Except for Company stock, all of the Pension Plan’s assets are invested in an unaffiliated bank money market account or mutual funds.  The investment policy of the Pension Plan does not permit the use of derivatives, except to the extent that derivatives are used by any of the mutual funds invested in by the Pension Plan.  The following table presents the targeted mix of the Pension Plan’s assets as of December 31, 2009, as set out by the Plan’s investment policy:

Investment type	Targeted % of Total Assets	Acceptable Range % of Total Assets

Fixed income investments
Cash/money market account	2%	1%-5%
US government bond fund	10%	10%-20%
US corporate bond fund	10%	5%-15%
US corporate high yield bond fund	5%	0%-10%
Equity investments
Large cap value fund	20%	20%-30%
Large cap growth fund	20%	20%-30%
Mid/small cap growth fund	18%	15%-25%
Foreign equity fund	10%	5%-15%
Company stock	5%	0%-10%

The Pension Plan’s investment strategy contains certain investment objectives and risks for each permitted investment category.   To ensure that risk and return characteristics are consistently followed, the Pension Plan’s investments are reviewed at least semi-annually and rebalanced within the acceptable range.  Performance measurement of the investments employs the use of certain investment category and peer group benchmarks.  The investment category benchmarks as of December 31, 2009 are as follows:

Investment Category	Investment Category Benchmark	Range of Acceptable Deviation from Investment Category Benchmark

Fixed income investments
Cash/money market account	Citigroup Treasury Bill Index – 3 month	0-50 basis points
US government bond fund	Barclays Capital Government Bond Index (Intermediate)	0-200 basis points
US corporate bond fund	Barclays Capital Intermediate Credit Bond Index	0-200 basis points
US corporate high yield bond fund	CSFB High Yield Index	0-200 basis points
Equity investments
Large cap value fund	Russell 1000 Value Index	0-300 basis points
Large cap growth fund	Russell 1000 Growth Index	0-300 basis points
Mid/small cap growth fund	Russell Midcap Growth Index/Russell 2000 Growth Index	0-50 basis points
Foreign equity fund	MSCI EAFE Index	0-300 basis points
Company stock	Russell 2000 Index	0-300 basis points

Each of the investment fund’s average annualized return over a three-year period should be within the range of acceptable deviation from the benchmarked index shown above.  In addition to the investment category benchmarks, the Pension Plan also utilizes certain Peer Group benchmarks, based on Morningstar percentile rankings for each investment category.  Funds are generally considered to be underperformers if their category ranking is below the 75th percentile for the trailing one-year period; the 50th percentile for the trailing three-year period; and the 25th percentile for the trailing five-year period.

The Pension Plan invests in various investment securities which are exposed to various risks such as interest rate, market, and credit risks.  All of these risks are monitored and managed by the Company.  No significant concentration of risk exists within the plan assets at December 31, 2009.

The fair values of the Company’s pension plan assets at December 31, 2009, by asset category, are as follows:

($ in thousands)
	Total Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fixed income investments
Money market funds	$1,597	$	−	$1,597	$	−
US government bond fund	1,399		1,399
US corporate bond fund	1,503		1,503
US corporate high yield bond fund	867		867

Equity investments
Large cap value fund	3,452		3,452
Large cap growth fund	3,419		3,419
Small cap growth fund	3,249		3,249
Foreign equity fund	1,794		1,794
Company stock	513		513
Total	$17,793		$16,196	$1,597	$	−

The fair values of the Company’s pension plan assets at December 31, 2008, by asset category, are as follows:

($ in thousands)
	Total Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fixed income investments
Money market funds	$1,464	$	−	$1,464	$	−
US government bond fund	1,685		1,685
US corporate bond fund	1,806		1,806
US corporate high yield bond fund	613		613

Equity investments
Large cap value fund	2,076		2,076
Large cap growth fund	1,944		1,944
Mid-small cap growth fund	1,800		1,800
Foreign equity fund	1,003		1,003
Company stock	674		674
Total	$13,065		$11,601	$1,464	$	−
The following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used at December 31, 2009 and 2008.

-	Money market fund: valued on the active market on which it is traded; at amortized cost, which approximates fair value.
-	Mutual funds, common stocks: valued at the closing price reported on the active market on which the individual securities are traded.

Supplemental Executive Retirement Plan.  The Company sponsors a Supplemental Executive Retirement Plan (the “SERP”) for the benefit of certain senior management executives of the Company.  The purpose of the SERP is to provide additional monthly pension benefits to ensure that each such senior management executive would receive lifetime monthly pension benefits equal to 3% of his or her final average compensation multiplied by his or her years of service (maximum of 20 years) to the Company or its subsidiaries, subject to a maximum of 60% of his or her final average compensation.  The amount of a participant’s monthly SERP benefit is reduced by (i) the amount payable under the Company’s qualified Pension Plan (described above), and (ii) 50% of the participant’s primary social security benefit.  Final average compensation means the average of the 5 highest consecutive calendar years of earnings during the last 10 years of service prior to termination of employment.  The SERP is an unfunded plan.  Payments are made from the general assets of the Company.

The following table reconciles the beginning and ending balances of the SERP’s benefit obligation, as computed by the Company’s independent actuarial consultants:

(In thousands)	2009	2008	2007
Change in benefit obligation
Projected benefit obligation at beginning of year	$5,239	4,711	4,133
Service cost	464	454	431
Interest cost	328	264	242
Actuarial (gain) loss	296	(85)	10
Benefits paid	(105)	(105)	(105)
Projected benefit obligation at end of year	6,222	5,239	4,711
Plan assets	─	─	─
Funded status at end of year	$(6,222)	(5,239)	(4,711)

The accumulated benefit obligation related to the SERP was $4,882,000, $4,185,000, and $3,482,000 at December 31, 2009, 2008, and 2007, respectively.

The following table presents information regarding the amounts recognized in the consolidated balance sheets at December 31, 2009 and 2008 as it relates to the SERP, excluding the related deferred tax assets.

(In thousands)	2009	2008

Other assets – prepaid pension asset (liability)	$(4,726)	(3,914)
Other liabilities	(1,496)	(1,325)
	$(6,222)	(5,239)

The following table presents information regarding the amounts recognized in AOCI at December 31, 2009 and 2008.

(In thousands)	2009	2008

Net (gain)/loss	$1,357	1,167
Prior service cost	139	158
Amount recognized in AOCI before tax effect	1,496	1,325
Tax benefit	(590)	(520)
Net amount recognized as reduction to AOCI	$906	805

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the SERP:

(In thousands)	2009	2008

Prepaid pension cost (liability) as of beginning of fiscal year	$(3,914)	(3,229)
Net periodic pension cost for fiscal year	(917)	(790)
Benefits paid	105	105
Prepaid pension cost (liability) as of end of fiscal year	$(4,726)	(3,914)

Net pension cost for the SERP included the following components for the years ended December 31, 2009, 2008, and 2007:

(In thousands)	2009	2008	2007

Service cost – benefits earned during the period	$464	454	431
Interest cost on projected benefit obligation	328	264	242
Net amortization and deferral	125	72	115
Net periodic pension cost	$917	790	788

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $71,000 and $19,000, respectively.

The following table is an estimate of the benefits that will be paid in accordance with the SERP during the indicated time periods:

(In thousands)	Estimated benefit payments
Year ending December 31, 2010	$136
Year ending December 31, 2011	192
Year ending December 31, 2012	223
Year ending December 31, 2013	319
Year ending December 31, 2014	314
Years ending December 31, 2015-2019	2,515

The following assumptions were used in determining the actuarial information for the Pension Plan and the SERP for the years ended December 31, 2009, 2008, and 2007:

	2009		2008		2007
	Pension Plan	SERP	Pension Plan	SERP	Pension Plan	SERP
Discount rate used to determine net periodic pension cost	5.75%	5.75%	6.00%	6.00%	5.75%	5.75%
Discount rate used to calculate end of year liability disclosures	6.00%	6.00%	5.75%	5.75%	6.00%	6.00%
Expected long-term rate of return on assets	7.75%	n/a	7.75%	n/a	8.75%	n/a
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

Until 2009, the Company’s policy was that the year end discount rate would be a rate no greater than the Moody’s Aa corporate bond rate as of December 31 of each year, rounded up to the nearest quarter point.  In 2009, based upon a recommendation from the Company’s actuarial firm, the Company’s discount rate policy was changed to be based on a calculation of the Company’s expected pension payments, with those payments discounted using the Citigroup Pension Index yield curve.  The revised policy is believed to be preferable to the former policy because the Moody’s Aa corporate bond rate is based on a duration of approximately 20 years, whereas the duration of the Company’s pension plan is in excess of 30 years.

Note 12.  Commitments, Contingencies, and Concentrations of Credit Risk

See Note 10 with respect to future obligations under noncancelable operating leases.

In the normal course of the Company’s business, there are various outstanding commitments and contingent liabilities such as commitments to extend credit, that are not reflected in the financial statements.  At December 31, 2009, the Company had outstanding loan commitments of $315,723,000, of which $274,817,000 were at variable rates and $40,906,000 were at fixed rates.  Included in outstanding loan commitments were unfunded commitments of $214,249,000 on revolving credit plans, of which $183,410,000 were at variable rates and $30,839,000 were at fixed rates.

At December 31, 2009 and 2008, the Company had $7,646,000 and $8,297,000, respectively, in standby letters of credit outstanding.  The Company has no carrying amount for these standby letters of credit at either of those dates.  The nature of the standby letters of credit is a guarantee made on behalf of the Company’s customers to suppliers of the customers to guarantee payments owed to the supplier by the customer.  The standby letters of credit are generally for terms for one year, at which time they may be renewed for another year if both parties agree.  The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier.  The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the standby letter of credit.  In the event that the Company is required to honor a standby letter of credit, a note, already executed with the customer, is triggered which provides repayment terms and any collateral.  Over the past ten years, the Company has had to honor one standby letter of credit, which was repaid by the borrower without any loss to the Company.  Management expects any draws under existing commitments to be funded through normal operations.

The Company is not involved in any legal proceedings which, in management’s opinion, could have a material effect on the consolidated financial position of the Company.

The Bank grants primarily commercial and installment loans to customers throughout its market area, which consists of Anson, Beaufort, Bladen, Brunswick, Cabarrus, Carteret, Chatham, Columbus, Dare, Davidson, Duplin, Guilford, Harnett, Iredell, Lee, Montgomery, Moore, New Hanover, Onslow, Randolph, Richmond, Robeson, Rockingham, Rowan, Scotland, Stanly and Wake Counties in North Carolina, Chesterfield, Dillon, Florence and Horry Counties in South Carolina, and Montgomery, Pulaski, Washington and Wythe Counties in Virginia.  The real estate loan portfolio can be affected by the condition of the local real estate market.  The commercial and installment loan portfolios can be affected by local economic conditions.  The following table presents the Company’s loans outstanding at December 31, 2009 by general geographic region.

Region, with counties included in parenthesis	Loans (in millions)
Eastern North Carolina Region (New Hanover, Brunswick, Duplin, Dare, Beaufort, Onslow, Carteret)	$765
Triangle North Carolina Region (Moore, Lee, Harnett, Chatham, Wake)	764
Triad North Carolina Region (Montgomery, Randolph, Davidson, Rockingham, Guilford, Stanly)	415
Southern Piedmont North Carolina Region (Anson, Richmond, Scotland, Robeson, Bladen, Columbus)	242
South Carolina Region (Chesterfield, Dillon, Florence, Horry)	189
Virginia Region (Wythe, Washington, Montgomery, Pulaski)	159
Charlotte North Carolina Region (Iredell, Cabarrus, Rowan)	111
Other	8
Total loans	$2,653

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

The Company’s investment portfolio consists principally of obligations of government-sponsored enterprises,

mortgage-backed securities guaranteed by government-sponsored enterprises, corporate bonds, FHLB stock and general obligation municipal securities.  The following are the fair values at December 31, 2009 of available for sale and held to maturity securities to any one issuer/guarantor that exceed $1 million, with such amounts representing the maximum amount of credit risk that the Company would incur if the issuer did not repay the obligation.

($ in thousands)
Issuer	Amortized Cost	Fair Value
Federal Home Loan Bank System - bonds	$31,042	31,442
Federal Home Loan Bank of Atlanta - common stock	16,519	16,519
Freddie Mac - bonds	5,064	5,077
Freddie Mac - mortgage-backed securities	7,313	7,628
Fannie Mae - mortgage-backed securities	18,120	18,993
Ginnie Mae - mortgage-backed securities	83,997	85,176
Bank of America - trust preferred securities	7,116	6,749
First Citizens Bancorp (North Carolina) - trust preferred security	2,092	1,811
Wells Fargo - trust preferred security	2,567	2,428
First Citizens Bancorp (South Carolina) – bond / trust preferred securities	3,994	3,448

Until February 27, 2009, the FHLB redeemed their stock at par as borrowings were repaid.  On February 27, 2009, the FHLB announced that they would no longer automatically redeem their stock when loans are repaid.  Instead, they stated that they would evaluate whether they would repurchase stock on a quarterly basis.  Since that time the FHLB has not repurchased any excess stock.

The Company places its deposits and correspondent accounts with the Federal Home Loan Bank of Atlanta, the Federal Reserve Bank, and Bank of America and sells its federal funds to Bank of America.  At December 31, 2009, the Company had deposits in the Federal Home Loan Bank of Atlanta totaling $4.8 million, deposits of $278.4 million in the Federal Reserve Bank, and deposits of $33.3 million in Bank of America and federal funds sold to Bank of America of $7.6 million.  None of the deposits held at the Federal Home Loan Bank of Atlanta, the Federal Reserve Bank, or the federal funds sold to Bank of America are FDIC-insured, however the Federal Reserve Bank is a government entity and therefore risk of loss is minimal.  The deposits held at Bank of America were fully guaranteed by the FDIC under its Temporary Liquidity Guarantee Program which guarantees, until December 31, 2013, an unlimited amount of non-interest bearing deposits.

In connection with the Company’s acquisition of Cooperative Bank in an FDIC-assisted transaction, the Company has committed to purchase from the FDIC 19 of Cooperative’s former branch buildings, including furniture and equipment therein, for approximately $15 million.

Note 13.  Fair Value of Financial Instruments

As discussed in Note 1(o), the Company is required to disclose estimated fair values for its financial instruments.  Fair value estimates as of December 31, 2009 and 2008 and limitations thereon are set forth below for the Company’s financial instruments.  See Note 1(o) for a discussion of fair value methods and assumptions, as well as fair value information for off-balance sheet financial instruments.

	December 31, 2009		December 31, 2008
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	$60,071	60,071	88,015	88,015
Due from banks, interest-bearing	283,175	283,175	105,191	105,191
Federal funds sold	7,626	7,626	31,574	31,574
Securities available for sale	179,755	179,755	171,193	171,193
Securities held to maturity	34,413	34,947	15,990	15,811
Presold mortgages in process of settlement	3,967	3,967	423	423
Loans - non-covered, net of allowance	2,095,500	2,063,267	2,182,059	2,186,229
Loans - covered, net of allowance	520,022	520,022	−	−
FDIC loss share receivable	143,221	141,253	−	−
Accrued interest receivable	14,783	14,783	12,653	12,653

Deposits	2,933,108	2,942,539	2,074,791	2,082,691
Securities sold under agreements to repurchase	64,058	64,058	61,140	61,140
Borrowings	176,811	141,176	367,275	339,139
Accrued interest payable	3,054	3,054	5,077	5,077

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

As discussed in Note 1(t), the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosure,” on January 1, 2008, as it applies to financial assets and liabilities and on January 1, 2009 for non-financial assets and liabilities.  ASC 820 provides enhanced guidance for measuring assets and liabilities using fair value and applies to situations where other standards require or permit assets or liabilities to be measured at fair value.  ASC 820 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2009.

($ in thousands)
Description of Financial Instruments	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale	$179,755	485	179,270	—

Nonrecurring
Impaired loans - covered	94,746	—	94,746	—
Impaired loans - non-covered	45,857	—	45,857	—
Other real estate - covered	47,430	—	47,430	—
Other real estate - non-covered	8,793	—	8,793	—

The following is a description of the valuation methodologies used for instruments measured at fair value.

Securities — When quoted market prices are available in an active market, the securities are classified as Level 1 in the valuation hierarchy.  Level 1 securities for the Company include certain equity securities.  If quoted market prices are not available, but fair values can be estimated by observing quoted prices of securities with similar characteristics, the securities are classified as Level 2 on the valuation hierarchy.  For the Company, Level 2 securities include mortgage-backed securities, collateralized mortgage obligations, government-sponsored entity securities, and corporate bonds.   In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

For the year ended December 31, 2009, the increase in the fair value of securities available for sale was $1,559,000, which is included in other comprehensive income (net of taxes of $608,000).  Fair value measurement methods at December 31, 2009 are consistent with those used in prior reporting periods.

Note 14.  Equity-Based Compensation Plans

At December 31, 2009, the Company had the following equity-based compensation plans:  the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, the First Bancorp 1994 Stock Option Plan, and one plan that was assumed from an acquired entity.  The Company’s shareholders approved all equity-based compensation plans, except for those assumed from acquired companies.  The First Bancorp 2007 Equity Plan became effective upon the approval of shareholders on May 2, 2007.  As of December 31, 2009, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

The First Bancorp 2007 Equity Plan and its predecessor plans, the First Bancorp 2004 Stock Option Plan and the First Bancorp 1994 Stock Option Plan (“Predecessor Plans”), are intended to serve as a means to attract, retain and motivate key employees and directors and to associate the interests of the plans’ participants with those of the Company and its shareholders.  The Predecessor Plans only provided for the ability to grant stock options, whereas the First Bancorp 2007 Equity Plan, in addition to providing for grants of stock options, also allows for grants of other types of equity-based compensation, including stock appreciation rights, restricted stock, restricted performance stock, unrestricted stock, and performance units.  Since the First Bancorp 2007 Equity Plan became effective on May 2, 2007, the Company has granted the following stock-based compensation:  1) the grant of 2,250 stock options to each of the Company’s non-employee directors on June 1, 2007, 2008, and 2009, 2) the grant of 5,000 incentive stock options to an executive officer on April 1, 2008 in connection with a corporate acquisition, and 3) the grant of 262,599 stock options and 81,337 performance units to 19 senior officers on June 17, 2008 (each performance unit represents the right to acquire one share of the Company’s common stock upon satisfaction of the vesting conditions), and 4) the grant of 29,267 long-term restricted shares of common stock to certain senior executive officers on December 11, 2009.

Prior to the June 17, 2008 grant, stock option grants to employees generally had five-year vesting schedules (20% vesting each year) and had been irregular, usually falling into three categories - 1) to attract and retain new employees, 2) to recognize changes in responsibilities of existing employees, and 3) to periodically reward exemplary performance.  Compensation expense associated with these types of grants is recorded pro-ratably over the vesting period.  As it relates to directors, the Company has historically granted 2,250 vested stock options to each of the Company’s non-employee directors in June of each year, and expects to continue doing so for the foreseeable future.  Compensation expense associated with these director grants is recognized on the date of grant since there are no vesting conditions.

The June 17, 2008 grant of a combination of performance units and stock options have both performance conditions (earnings per share targets) and service conditions that must be met in order to vest.  The 262,599 stock options and 81,337 performance units represent the maximum number of options and performance units that could have vested if the Company were to achieve specified maximum goals for earnings per share during the three annual performance periods ending on December 31, 2008, 2009, and 2010.  Up to one-third of the total number of options and performance units granted are subject to vesting annually as of December 31 of each year beginning in 2010, if (1) the Company achieves specific earnings per share (EPS) goals during the corresponding performance period and (2) the executive or key employee continues employment for a period of two years beyond the corresponding performance period.  Compensation expense for this grant is recorded over the various service periods based on the estimated number of options and performance units that are probable to vest.  If the awards do not vest, no compensation cost is recognized and any previously recognized compensation cost will be reversed.  The Company did not achieve the minimum earnings per share performance goal for 2008, and thus one-third of the above grant was permanently forfeited.  During June 2009, as a result of the significant gain realized related to the Cooperative Bank acquisition (see Note 2), the Company determined that it was probable that the EPS goal for 2009 would be met.  Accordingly, the Company recorded compensation expense of $149,000 in June 2009 and $75,000 in the third and fourth quarters of 2009.  Assuming no forfeitures, the Company will record compensation expense of approximately $300,000 in both 2010 and 2011 as a result of the vesting of the 2009 performance period awards.  The Company does not believe that the EPS goals for 2010 will be met, and thus no compensation expense has been recorded related to that performance period.

The December 11, 2009 grant of 29,267 long-term restricted shares of common stock to senior executives vests in accordance with the minimum rules for long-term equity grants for companies participating in the TARP.  These rules require that the vesting of the stock be tied to repayment of the financial assistance.  For each 25% of total financial assistance repaid, 25% of the total long-term restricted stock may become transferrable.  The amount of compensation expense recorded by the Company in 2009 was insignificant.  The total compensation expense associated with this grant was $398,000 and is being initially amortized over a four year period.  See Note 18 for further information related to the Company’s participation in the TARP.

Under the terms of the Predecessor Plans and the 2007 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years.  The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).

At December 31, 2009, there were 743,828 options outstanding related to the three First Bancorp plans, with exercise prices ranging from $9.75 to $22.12.  At December 31, 2009, there were 864,941 shares remaining available for grant under the First Bancorp 2007 Equity Plan.  The Company also has a stock option plan as a result of a corporate acquisition.  At December 31, 2009, there were 9,288 stock options outstanding in connection with the acquired plan, with option prices ranging from $10.66 to $15.22.

The Company issues new shares of common stock when options are exercised.

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

The per share weighted-average fair value of options granted during 2009, 2008 and 2007 was $6.06, $5.09, and $5.80, respectively, on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2009	2008	2007
Expected dividend yield	2.23%	4.58%	3.88%
Risk-free interest rate	3.28%	4.17%	4.92%
Expected life	7 years	9.7 years	7 years
Expected volatility	46.32%	34.65%	32.91%

The Company recorded stock-based compensation expense of $449,000, $143,000, and $190,000 for the years ended December 31, 2009, 2008, and 2007, respectively.  Of the $449,000 in expense that was recorded in 2009, approximately $299,000 related to the June 17, 2008 grants to 19 senior officers and is classified as “personnel expense” on the Consolidated Statements of Income, while $150,000 relates to the June 1, 2009 director grants and is classified as “other operating expenses.”  Substantially all of the expense recorded in 2008 and 2007 relates to the June 1 director grants and is classified as “other operating expenses.”  Stock-based compensation expense is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows.  The Company recognized $58,000, $53,000, and $56,000 of income tax benefits related to stock-based compensation expense in the income statement for the years ended December 31, 2009, 2008, and 2007, respectively.

At December 31, 2009, the Company had $31,000 of unrecognized compensation costs related to unvested stock options that have vesting requirements based solely on service conditions.  At December 31, 2008, the Company had $1.5 million in unrecognized compensation expense associated with the June 17, 2008 award grant that has both performance conditions and service conditions.  Based on the performance conditions, the Company believes that only $600,000 of this amount will ultimately vest, with approximately $300,000 to be recorded as expense in each of 2010 and 2011.

As noted above, certain of the Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period.  As provided for under FASB ASC 718, “Stock Compensation,” the Company has elected to recognize compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award.  ASC 718 requires companies to recognize compensation expense based on the estimated number of stock options and awards that will ultimately vest.  Over the past five years, there have only been minimal amounts of forfeitures or expirations, and therefore the Company assumes that all options granted without performance conditions will become vested.

The following table presents information regarding the activity since December 31, 2006 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at December 31, 2006	656,104	$16.94

Granted	24,750	19.61
Exercised	(62,372)	12.95		$535,000
Forfeited	(10,500)	21.70
Expired	–	–

Balance at December 31, 2007	607,982	17.38

Granted	296,849	16.63
Assumed in corporate acquisition	88,409	14.39
Exercised	(76,849)	13.83		$304,330
Forfeited	(87,515)	16.53
Expired	–	–

Balance at December 31, 2008	828,876	17.21

Granted	27,000	14.35
Exercised	(73,843)	13.14		$251,000
Forfeited	−	−
Expired	(28,917)	11.52

Outstanding at December 31, 2009	753,116	$17.73	5.1	$—

Exercisable at December 31, 2009	573,532	$18.06	4.0	$—

The Company received $393,000, $705,000, and $568,000 as a result of stock option exercises during the years ended December 31, 2009, 2008, and 2007, respectively.  The Company recorded $73,000, $65,000, and $41,000 in associated tax benefits from the exercise of nonqualified stock options during the years ended December 31, 2009, 2008, and 2007, respectively.

The following table summarizes information about the stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/09	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/09	Weighted- Average Exercise Price

$8.85 to $11.06	22,098	1.1	$10.49	22,098	$10.49
$11.06 to $13.27	−	−	−	−	−
$13.27 to $15.48	171,404	2.9	15.18	171,404	15.18
$15.48 to $17.70	293,884	6.7	16.51	118,800	16.47
$17.70 to $19.91	56,250	5.7	19.65	56,250	19.65
$19.91 to $22.12	209,480	4.9	21.76	204,980	21.78
	753,116	5.1	$17.73	573,532	$18.06

As discussed above, the Company granted 81,337 performance units to 19 senior officers on June 17, 2008.  Each performance unit represents the right to acquire one share of the Company’s common stock upon satisfaction of the vesting conditions.  The fair market value of the Company’s common stock on the grant date was $16.53 per share.  One-third of this grant was forfeited on December 31, 2008 because the Company failed to meet the minimum performance goal required for vesting.  Also as discussed above, the Company granted 29,267 long-term restricted shares of common stock to certain senior executives on December 11, 2009.

The following table presents information regarding the activity during 2008 and 2009 related to the Company’s outstanding performance units and restricted stock:

	Nonvested Performance Units		Long-Term Restricted Stock
	Number of Units	Weighted-Average Grant-Date Fair Value	Number of Units	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2008	–	$–	–	$–
Granted during the period	81,337	16.53	–	–
Vested during the period	–	–	–	–
Forfeited or expired during the period	(27,112)	16.53	–	–

Nonvested at December 31, 2008	54,225	$16.53	–	$–

Granted during the period	–	–	29,267	$13.59
Vested during the period	–	–	–	–
Forfeited or expired during the period	–	–	–	–

Nonvested at December 31, 2009	54,225	$16.53	29,267	$13.59

Note 15.  Regulatory Restrictions

The Company is regulated by the Federal Reserve Board and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission.  The Bank is regulated by the FDIC and the North Carolina Commissioner of Banks.

The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiary, the Bank.  The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87.  As of December 31, 2009, the Bank had undivided profits of approximately $206,478,000 which were available for the payment of dividends (subject to remaining in compliance with regulatory capital requirements).  As of December 31, 2009, approximately $181,680,000 of the Company’s investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.

The average reserve balance maintained by the Bank under the requirements of the Federal Reserve Board was approximately $25,000 for the year ended December 31, 2009.

The Company and the Bank must comply with regulatory capital requirements established by the Federal Reserve Board and FDIC.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  These capital standards require the Company and the Bank to maintain minimum ratios of “Tier 1” capital to total risk-weighted assets (“Tier I Capital Ratio”) and total capital to risk-weighted assets of 4.00% and 8.00% (“Total Capital Ratio”), respectively.  Tier 1 capital is comprised of total shareholders’ equity, excluding unrealized gains or losses from the securities available for sale, less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which for the Company and the Bank is the allowance for loan losses.  Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company and the Bank, adjusted for their related risk levels using formulas set forth in Federal Reserve Board and FDIC regulations.

In addition to the risk-based capital requirements described above, the Company and the Bank are subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital (as defined above) to quarterly average total assets (“Leverage Ratio) of 3.00% to 5.00%, depending upon the institution’s composite ratings as determined by its regulators.  The Federal Reserve Board has not advised the Company of any requirement specifically applicable to it.

In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines applicable to banks for classification as “well capitalized,” which are presented with the minimum ratios, the Company’s ratios and the Bank’s ratios as of December 31, 2009 and 2008 in the following table.  Based on the most recent notification from its regulators, the Bank is well capitalized under the framework.  There are no conditions or events since that notification that management believes have changed the Company’s classification.

Also see Note 18 for discussion of the sale of $65 million in preferred stock in January 2009 that increased the Company’s capital ratios.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
			(must equal or exceed)		(must equal or exceed)
As of December 31, 2009
Total Capital Ratio
Company	$349,858	15.14%	$184,904	8.00%	$	N/A	N/A
Bank	346,178	14.99%	184,732	8.00%		230,915	10.00%
Tier I Capital Ratio
Company	320,862	13.88%	92,452	4.00%		N/A	N/A
Bank	317,209	13.74%	92,366	4.00%		138,549	6.00%
Leverage Ratio
Company	320,862	9.30%	137,987	4.00%		N/A	N/A
Bank	317,209	9.20%	137,868	4.00%		172,335	5.00%

As of December 31, 2008
Total Capital Ratio
Company	$232,529	10.65%	$174,626	8.00%	$	N/A	N/A
Bank	252,914	11.60%	174,462	8.00%		218,077	10.00%
Tier I Capital Ratio
Company	205,244	9.40%	87,313	4.00%		N/A	N/A
Bank	225,654	10.35%	87,231	4.00%		130,846	6.00%
Leverage Ratio
Company	205,244	8.10%	101,377	4.00%		N/A	N/A
Bank	225,654	8.91%	101,293	4.00%		126,616	5.00%

Note 16.  Supplementary Income Statement Information

Components of other noninterest income/expense exceeding 1% of total income for any of the years ended December 31, 2009, 2008, and 2007 are as follows:

(In thousands)	2009	2008	2007

Other service charges, commissions, and fees – electronic payment processing revenue	$3,061	2,544	2,258
Other gains (losses) – acquisition gain – see Note 2	67,894	−	−

Other operating expenses – electronic payment processing expense	1,278	955	707
Other operating expenses – stationery and supplies	2,181	1,903	1,593
Other operating expenses – FDIC insurance expense	5,500	1,157	100

Note 17.  Condensed Parent Company Information

Condensed financial data for First Bancorp (parent company only) follows:

CONDENSED BALANCE SHEETS	As of December 31,
(In thousands)	2009	2008
Assets
Cash on deposit with bank subsidiary	$4,322	1,767
Investment in wholly-owned subsidiaries, at equity	384,329	286,070
Premises and Equipment	183	194
Other assets	1,685	1,729
Total assets	$390,519	289,760

Liabilities and shareholders’ equity
Trust preferred securities	$46,394	66,394
Other liabilities	1,742	3,498
Total liabilities	48,136	69,892

Shareholders’ equity	342,383	219,868

Total liabilities and shareholders’ equity	$390,519	289,760

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
(In thousands)	2009	2008	2007

Dividends from wholly-owned subsidiaries	$13,250	8,500	18,200
Undistributed earnings of wholly-owned subsidiaries	49,024	16,694	7,959
Interest expense	(1,356)	(3,312)	(5,293)
All other income and expenses, net	(659)	123	944
Net income	$60,259	22,005	21,810

Preferred stock dividends and accretion	(3,972)	—	—

Net income available to common shareholders	$56,287	22,005	21,810

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
(In thousands)	2009	2008	2007

Operating Activities:
Net income	$60,259	22,005	21,810
Equity in undistributed earnings of subsidiaries	(49,024)	(16,694)	(7,959)
Decrease in other assets	72	132	953
Decrease in other liabilities	(349)	(91)	(76)
Total – operating activities	10,958	5,352	14,728
Investing Activities:
Downstream cash investment in subsidiary	(45,000)	—	—
Cash proceeds from dissolution of subsidiary	—	—	111
Proceeds from sales of investments	—	500	—
Net cash received in acquisition of Great Pee Dee Bancorp, Inc.	—	485	—
Total – investing activities	(45,000)	985	111
Financing Activities:
Repayments of borrowings, net	(20,000)	—	(619)
Payment of cash dividends	(9,908)	(11,738)	(10,923)
Proceeds from issuance of preferred stock and common stock warrants	65,000	—	—
Proceeds from issuance of common stock	1,505	1,957	568
Purchases and retirement of common stock	—	—	(532)
Total - financing activities	36,597	(9,781)	(11,506)
Net increase (decrease) in cash	2,555	(3,444)	3,333
Cash, beginning of year	1,767	5,211	1,878
Cash, end of year	$4,322	1,767	5,211

Note 18.  Participation in the U.S. Treasury Capital Purchase Program

On January 9, 2009, the Company completed the sale of $65 million of Series A preferred stock to the Treasury under the Treasury’s Capital Purchase Program.  The program is designed to attract broad participation by healthy banking institutions to help stabilize the financial system and increase lending for the benefit of the U.S. economy.

Under the terms of the stock purchase agreement, the Treasury received (i) 65,000 shares of fixed rate cumulative perpetual preferred stock with a liquidation value of $1,000 per share and (ii) a warrant to purchase 616,308 shares of the Company’s common stock, no par value, in exchange for $65 million.

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

The Company allocated the $65 million in proceeds to the preferred stock and the warrant based on their relative fair values.  To determine the fair value of the preferred stock, the Company used a discounted cash flow model that assumed redemption of the preferred stock at the end of year five.  The discount rate utilized was 13% and the estimated fair value was determined to be $36.2 million.  The fair value of the warrant was estimated to be $2.8 million using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	4.83%
Risk-free interest rate	2.48%
Expected life	10 years
Expected volatility	35.00%
Weighted average fair value	$4.47

The aggregate fair value result for both the preferred stock and the common stock warrant was determined to be $39.0 million, with 7% of this aggregate total attributable to the warrant and 93% attributable to the preferred stock.  Therefore, the $65 million issuance was allocated with $60.4 million being assigned to the preferred stock and $4.6 million being assigned to the warrant.

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

For the year ended December 31, 2009, the Company accrued approximately $3,169,000 in preferred dividend payments and accreted $803,000 of the discount on the preferred stock.  These amounts are deducted from net income in computing “Net income available to common shareholders.”

Note 19.  Subsequent Events

In January 2010, the Company received the results of a collateral audit from the FHLB.  Based primarily on a finding that the Company was not keeping certain original loan documents, but was instead imaging them and shredding the original documents, a significant portion of the Company’s collateral pledged to the FHLB was deemed to be ineligible for pledging purposes.  As a result, the Company’s borrowing availability was reduced from the $687 million disclosed in Note 9 to approximately $335 million.

In February 2010, the Company’s line of credit with a commercial bank was renewed for a one year period with a $10 million limit compared to the prior limit of $20 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First Bancorp
Troy, North Carolina

We have audited the accompanying consolidated balance sheets of First Bancorp and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 2 to the consolidated financial statements, effective January 1, 2009, the Company changed its method of accounting and reporting for business combinations as a result of adopting new accounting guidance.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Elliott Davis

Greenville, South Carolina
March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First Bancorp
Troy, North Carolina

We have audited the internal control over financial reporting of First Bancorp and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ Elliott Davis

Greenville, South Carolina
March 15, 2010

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2009.

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

Elliott Davis, PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2009, and audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2009, as stated in their report, which is included in Item 8 hereof.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during, or subsequent to, the fourth quarter of 2009 that were reasonably likely to materially affect our internal control over financial reporting.

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

See also “Additional Information Regarding the Registrant’s Equity Compensation Plans” in Item 5 of this report.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements - See Item 8 and the Cross Reference Index on page 3 for information concerning the Company’s consolidated financial statements and report of independent auditors.

	2.	Financial Statement Schedules - not applicable

	3.	Exhibits

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

3.b		Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 23, 2009, and are incorporated herein by reference.

4.a		Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

4.b		Form of Certificate for Series A Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and is incorporated herein by reference.

4.c		Warrant for Purchase of Shares of Common Stock was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and is incorporated herein by reference.

10		Material Contracts

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

10.q
Description of Director Compensation pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K was filed as Exhibit 10.q to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 and is incorporated herein by reference.

10.r
Letter Agreement, dated January 9, 2009, including Securities Purchase Agreement—Standard Terms, between First Bancorp and the United States Department of the Treasury, is incorporated herein by reference to the Company’s Form 8-K Current Report filed on January 13, 2009.

10.s
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of  Cooperative Bank, Federal Deposit Insurance Corporation and First Bank dated as of June 19, 2009 was filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 24, 2009.

10.t
Form of Waiver by Senior Officers (TARP Capital Purchase Program) was filed as Exhibit 10.a to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and is incorporated herein by reference.

10.u	Form of Restricted Stock Award Agreement under the First Bancorp 2007 Equity Plan. (*)

10.v	First Bancorp Employees’ Pension Plan, including amendments. (*)

12	Computation of Ratio of Earnings to Fixed Charges

21	List of Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm, Elliott Davis, PLLC

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certification of Principal Executive Officer pursuant to the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Principal Financial Officer pursuant to the Emergency Economic Stabilization Act of 2008.

(b)	Exhibits - see (a)(3) above

(c)	No financial statement schedules are filed herewith.

Copies of exhibits are available upon written request to:  First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC  27371

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Troy, and State of North Carolina, on the 16th day of March 2010.

First Bancorp

By:	/s/ Jerry L. Ocheltree
Jerry L. Ocheltree
President, Chief Executive Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Company by the following persons and in the capacities and on the dates indicated.

Executive Officers

/s/ Jerry L. Ocheltree
Jerry L. Ocheltree
President, Chief Executive Officer and Treasurer

/s/ Anna G. Hollers	/s/ Eric P. Credle
Anna G. Hollers	Eric P. Credle
Executive Vice President	Executive Vice President
Chief Operating Officer / Secretary	Chief Financial Officer
March 16, 2010	(Principal Accounting Officer)
March 16, 2010

Board of Directors

/s/ Thomas F. Phillips	/s/ Jerry L. Ocheltree
Thomas F. Phillips	Jerry L. Ocheltree
Chairman of the Board	Director
Director	March 16, 2010
March 16, 2010

/s/ Jack D. Briggs	/s/ George R. Perkins, Jr.
Jack D. Briggs	George R. Perkins, Jr.
Director	Director
March 16, 2010	March 16, 2010

/s/ R. Walton Brown	/s/ Frederick L. Taylor II
R. Walton Brown	Frederick L. Taylor II
Director	Director
March 16, 2010	March 16, 2010

/s/ David L. Burns	/s/ Virginia C. Thomasson
David L. Burns	Virginia C. Thomasson
Director	Director
March 16, 2010	March 16, 2010

/s/ John F. Burns	/s/ Goldie H. Wallace
John F. Burns	Goldie H. Wallace
Director	Director
March 16, 2010	March 16, 2010

/s/ Mary Clara Capel	/s/ Dennis A. Wicker
Mary Clara Capel	Dennis A. Wicker
Director	Director
March 16, 2010	March 16, 2010

/s/ James C. Crawford, III	/s/ John C. Willis
James C. Crawford, III	John C. Willis
Director	Director
March 16, 2010	March 16, 2010

/s/ James G. Hudson, Jr.
James G. Hudson, Jr.
Director
March 16, 2010