Form 10-Q
period 2010-03-31
FIRST BANCORP /NC/
filed 2010-05-10
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

The number of shares of the registrant's Common Stock outstanding on April 30, 2010 was 16,741,255.

INDEX
FIRST BANCORP AND SUBSIDIARIES

Index

FORWARD-LOOKING STATEMENTS

Part I of this report contains statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties.  Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning our opinions or judgment about future events.  Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions.  For additional information that could affect the matters discussed in this paragraph, see the “Risk Factors” section of our 2009 Annual Report on Form 10-K.

Index

Part I.  Financial Information
Item 1 - Financial Statements

First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands-unaudited)	March 31, 2010	December 31, 2009 (audited)	March 31, 2009

ASSETS
Cash and due from banks, noninterest-bearing	$51,827	60,071	62,760
Due from banks, interest-bearing	200,343	283,175	113,493
Federal funds sold	2,948	7,626	13,277
Total cash and cash equivalents	255,118	350,872	189,530

Securities available for sale	169,887	179,755	168,593

Securities held to maturity (fair values of $44,074, $34,947, and $15,512)	43,206	34,413	15,600

Presold mortgages in process of settlement	1,494	3,967	5,014

Loans – non-covered	2,117,873	2,132,843	2,187,466
Loans – covered by FDIC loss share agreement	488,259	520,022	–
Total loans	2,606,132	2,652,865	2,187,466
Less: Allowance for loan losses	(39,690)	(37,343)	(31,912)
Net loans	2,566,442	2,615,522	2,155,554

Premises and equipment	54,009	54,159	52,097
Accrued interest receivable	14,122	14,783	12,118
FDIC loss share receivable	117,003	143,221	–
Goodwill	65,835	65,835	65,835
Other intangible assets	5,182	5,113	1,847
Other	100,890	77,716	25,362
Total assets	$3,393,188	3,545,356	2,691,550

LIABILITIES
Deposits: Demand - noninterest-bearing	$282,298	272,422	231,263
NOW accounts	313,975	362,366	209,985
Money market accounts	537,296	496,940	381,362
Savings accounts	155,603	149,338	128,914
Time deposits of $100,000 or more	833,537	816,540	603,187
Other time deposits	747,843	835,502	584,408
Total deposits	2,870,552	2,933,108	2,139,119
Securities sold under agreements to repurchase	67,394	64,058	59,293
Borrowings	76,695	176,811	182,159
Accrued interest payable	2,935	3,054	4,324
Other liabilities	29,983	25,942	21,213
Total liabilities	3,047,559	3,202,973	2,406,108

Commitments and contingencies	─	─	─

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued and outstanding: 65,000 shares at March 31, 2010 and 2009	65,000	65,000	65,000
Discount on preferred stock	(3,575)	(3,789)	(4,391)
Common stock, no par value per share. Authorized: 20,000,000 shares
Issued and outstanding: 16,739,005, 16,722,423, and 16,620,896 shares	98,440	98,099	96,687
Common stock warrants	4,592	4,592	4,592
Retained earnings	184,982	182,908	133,762
Accumulated other comprehensive income (loss)	(3,810)	(4,427)	(10,208)
Total shareholders’ equity	345,629	342,383	285,442
Total liabilities and shareholders’ equity	$3,393,188	3,545,356	2,691,550

See notes to consolidated financial statements

Index

First Bancorp and Subsidiaries
Consolidated Statements of Income

	Three Months Ended March 31,
($ in thousands, except share data-unaudited)	2010	2009

INTEREST INCOME
Interest and fees on loans	$38,218	32,552
Interest on investment securities:
Taxable interest income	1,530	1,780
Tax-exempt interest income	354	152
Other, principally overnight investments	207	39
Total interest income	40,309	34,523

INTEREST EXPENSE
Savings, NOW and money market	1,864	2,135
Time deposits of $100,000 or more	3,472	4,796
Other time deposits	3,224	4,494
Securities sold under agreements to repurchase	114	196
Borrowings	458	792
Total interest expense	9,132	12,413

Net interest income	31,177	22,110
Provision for loan losses	7,623	4,485
Net interest income after provision
for loan losses	23,554	17,625

NONINTEREST INCOME
Service charges on deposit accounts	3,465	2,974
Other service charges, commissions and fees	1,345	1,121
Fees from presold mortgages	372	159
Commissions from sales of insurance and financial products	422	494
Data processing fees	32	29
Securities gains (losses)	9	(63)
Other gains	49	32
Total noninterest income	5,694	4,746

NONINTEREST EXPENSES
Salaries	8,616	6,467
Employee benefits	2,484	2,359
Total personnel expense	11,100	8,826
Net occupancy expense	1,888	1,088
Equipment related expenses	1,139	981
Intangibles amortization	215	98
Other operating expenses	7,938	4,944
Total noninterest expenses	22,280	15,937

Income before income taxes	6,968	6,434
Income taxes	2,530	2,353

Net income	4,438	4,081

Preferred stock dividends and accretion	(1,027)	(941)

Net income available to common shareholders	$3,411	3,140

Earnings per common share:
Basic	$0.20	0.19
Diluted	0.20	0.19

Dividends declared per common share	$0.08	0.08

Weighted average common shares outstanding:
Basic	16,732,518	16,608,625
Diluted	16,763,110	16,617,732

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
($ in thousands-unaudited)	2010	2009

Net income	$4,438	4,081
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the
period, pretax	895	(3,639)
Tax (expense) benefit	(349)	1,419
Reclassification to realized (gains) losses	(9)	63
Tax expense (benefit)	4	(25)
Postretirement Plans:
Amortization of unrecognized net actuarial loss	117	205
Tax expense	(46)	(80)
Amortization of prior service cost and transition obligation	9	9
Tax expense	(4)	(4)
Other comprehensive income (loss)	617	(2,052)

Comprehensive income	$5,055	2,029

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In thousands, except per share – unaudited)	Preferred Stock		Preferred Stock Discount	Common Stock		Common Stock Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
				Shares	Amount

Balances, January 1, 2009	$	─	─	16,574	$96,072	─	131,952	(8,156)	219,868

Net income							4,081		4,081
Preferred stock issued		65,000	(4,592)						60,408
Common stock warrants issued						4,592			4,592
Common stock issued under
stock option plans				17	140				140
Common stock issued into
dividend reinvestment plan				30	412				412
Cash dividends declared ($0.08
per common share)							(1,330)		(1,330)
Preferred dividends							(740)		(740)
Accretion of preferred stock
discount			201				(201)		−
Tax benefit realized from
exercise of nonqualified stock
options					63				63
Other comprehensive income								(2,052)	(2,052)

Balances, March 31, 2009		$65,000	(4,391)	16,621	$96,687	4,592	133,762	(10,208)	285,442

Balances, January 1, 2010		$65,000	(3,789)	16,722	$98,099	4,592	182,908	(4,427)	342,383

Net income							4,438		4,438
Common stock issued under
stock option plans				2	16				16
Common stock issued into
dividend reinvestment plan				15	226				226
Cash dividends declared ($0.08
per common share)							(1,337)		(1,337)
Preferred dividends							(813)		(813)
Accretion of preferred stock
discount			214				(214)		−
Stock-based compensation				–	99				99
Other comprehensive income								617	617

Balances, March 31, 2010		$65,000	(3,575)	16,739	$98,440	4,592	184,982	(3,810)	345,629

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
($ in thousands-unaudited)	2010	2009
Cash Flows From Operating Activities
Net income	$4,438	4,081
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	7,623	4,485
Net security premium amortization	472	76
Net purchase accounting adjustments	(2,735)	(267)
Loss (gain) on securities available for sale	(9)	63
Other gains	(49)	(32)
Increase in net deferred loan costs	(123)	(74)
Depreciation of premises and equipment	984	863
Stock-based compensation expense	99	–
Amortization of intangible assets	215	98
Origination of presold mortgages in process of settlement	(17,134)	(15,135)
Proceeds from sales of presold mortgages in process of settlement	19,607	10,544
Decrease in accrued interest receivable	661	535
Decrease (increase) in other assets	1,692	(57)
Decrease in accrued interest payable	(119)	(753)
Increase in other liabilities	5,264	415
Net cash provided by operating activities	20,886	4,842

Cash Flows From Investing Activities
Purchases of securities available for sale	(16,282)	(46,319)
Purchases of securities held to maturity	(9,935)	(513)
Proceeds from maturities/issuer calls of securities available for sale	26,598	45,217
Proceeds from maturities/issuer calls of securities held to maturity	1,117	890
Net decrease in loans	18,878	20,352
Proceeds from FDIC loss share agreements	20,914	–
Proceeds from sales of foreclosed real estate	3,016	1,163
Purchases of premises and equipment	(834)	(704)
Net cash paid for acquisition	(170)	–
Net cash provided by investing activities	43,302	20,086

Cash Flows From Financing Activities
Net increase (decrease) in deposits and repurchase agreements	(58,036)	62,681
Repayments of borrowings, net	(100,000)	(185,000)
Cash dividends paid – common stock	(1,335)	(3,149)
Cash dividends paid – preferred stock	(813)	(325)
Proceeds from issuance of preferred stock and common stock warrants	–	65,000
Proceeds from issuance of common stock	242	552
Tax benefit realized from exercise of nonqualified stock options	–	63
Net cash used by financing activities	(159,942)	(60,178)

Decrease in cash and cash equivalents	(95,754)	(35,250)
Cash and cash equivalents, beginning of period	350,872	224,780

Cash and cash equivalents, end of period	$255,118	189,530

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$9,251	13,166
Income taxes	77	370
Non-cash transactions:
Unrealized (loss) gain on securities available for sale, net of taxes	541	(2,182)
Foreclosed loans transferred to other real estate	29,441	1,693

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended March 31, 2010 and 2009

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2010 and 2009 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 2010 and 2009.  All such adjustments were of a normal, recurring nature.  Reference is made to the 2009 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements.  The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.  The Company has evaluated all subsequent events through the date the financial statements were issued.

Note 2 – Accounting Policies

Note 1 to the 2009 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements.  The following paragraphs update that information as necessary.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-16, which removes the concept of a special purpose entity (SPE) from Accounting Standards Codification (ASC) 860, “Transfers and Servicing.”  The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying SPE is no longer applicable.  The guidance was effective for all interim and annual periods beginning after November 15, 2009.  The adoption of this guidance on January 1, 2010 did not have a material impact on the Company’s consolidated statements.

In January 2010, the FASB issued ASU 2010-06, which is intended to improve disclosures about fair value measurements.  The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, and the reasons for the transfers, and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3).  The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010.  The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09 which amended the subsequent events pronouncement issued in May 2009.  The amendment removed the requirement to disclose the date through which subsequent events have been evaluated.  This pronouncement became effective immediately upon issuance and is to be applied prospectively.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Index

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Reclassifications

Certain amounts reported in the period ended March 31, 2009 have been reclassified to conform to the presentation for March 31, 2010.  These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 – Equity-Based Compensation Plans

At March 31, 2010, the Company had the following equity-based compensation plans:  the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, the First Bancorp 1994 Stock Option Plan, and one plan that was assumed from an acquired entity.  The Company’s shareholders approved all equity-based compensation plans, except for those assumed from acquired companies.  The First Bancorp 2007 Equity Plan became effective upon the approval of shareholders on May 2, 2007.  As of March 31, 2010, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

The First Bancorp 2007 Equity Plan and its predecessor plans, the First Bancorp 2004 Stock Option Plan and the First Bancorp 1994 Stock Option Plan (“Predecessor Plans”), are intended to serve as a means to attract, retain and motivate key employees and directors and to associate the interests of the plans’ participants with those of the Company and its shareholders.  The Predecessor Plans only provided for the ability to grant stock options, whereas the First Bancorp 2007 Equity Plan, in addition to providing for grants of stock options, also allows for grants of other types of equity-based compensation, including stock appreciation rights, restricted stock, restricted performance stock, unrestricted stock, and performance units.  Since the First Bancorp 2007 Equity Plan became effective on May 2, 2007, the Company has granted the following stock-based compensation:  1) the grant of 2,250 stock options to each of the Company’s non-employee directors on June 1, 2007, 2008, and 2009, 2) the grant of 5,000 incentive stock options to an executive officer on April 1, 2008 in connection with a corporate acquisition, 3) the grant of 262,599 stock options and 81,337 performance units to 19 senior officers on June 17, 2008 (each performance unit represents the right to acquire one share of the Company’s common stock upon satisfaction of the vesting conditions), and 4) the grant of 29,267 long-term restricted shares of common stock to certain senior executive officers on December 11, 2009.

Prior to the June 17, 2008 grant, stock option grants to employees generally had five-year vesting schedules (20% vesting each year) and had been irregular, usually falling into three categories - 1) to attract and retain new employees, 2) to recognize changes in responsibilities of existing employees, and 3) to periodically reward exemplary performance.  Compensation expense associated with these types of grants is recorded pro-ratably over the vesting period.  As it relates to directors, the Company has historically granted 2,250 vested stock options to each of the Company’s non-employee directors in June of each year.  Compensation expense associated with these director grants is recognized on the date of grant since there are no vesting conditions.

The June 17, 2008 grant of a combination of performance units and stock options have both performance conditions (earnings per share (EPS) targets) and service conditions that must be met in order to vest.  The 262,599 stock options and 81,337 performance units represent the maximum number of options and performance units that could have vested if the Company were to achieve specified maximum goals for EPS during the three annual performance periods ending on December 31, 2008, 2009, and 2010.  Up to one-third of the total number of options and performance units granted are subject to vesting annually as of December 31 of each year beginning in 2010, if (1) the Company achieves specific EPS goals during the corresponding performance period and (2) the executive or key employee continues employment for a period of two years beyond the corresponding performance period.  Compensation expense for this grant is recorded over the various service periods based on the estimated number of options and performance units that are probable to vest.  If the awards do not vest, no compensation cost

Index

is recognized and any previously recognized compensation cost will be reversed.  The Company did not achieve the minimum EPS performance goal for 2008, and thus one-third of the above grant was permanently forfeited.  As a result of a significant acquisition gain realized in June 2009 related to a failed bank acquisition, the Company achieved the EPS goal for 2009 and recorded compensation expense of $300,000 in 2009.  Assuming no forfeitures, the Company will record compensation expense of approximately $300,000 in both 2010 and 2011 as a result of the vesting of the 2009 performance period awards.  The Company does not believe that the EPS goals for 2010 will be met, and thus no compensation expense has been recorded related to that performance period.

The December 11, 2009 grant of 29,267 long-term restricted shares of common stock to senior executives vests in accordance with the minimum rules for long-term equity grants for companies participating in the U.S. Treasury’s Troubled Asset Relief Program (TARP).  These rules require that the vesting of the stock be tied to repayment of the financial assistance.  For each 25% of total financial assistance repaid, 25% of the total long-term restricted stock may become transferrable.  The total compensation expense associated with this grant was $398,000 and is being initially amortized over a four year period, with approximately $25,000 being expensed in each quarter of 2010-2013.  See Note 13 for further information related to the Company’s participation in the TARP.

Under the terms of the Predecessor Plans and the 2007 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years.  The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).

At March 31, 2010, there were 742,145 options outstanding related to the three First Bancorp plans, with exercise prices ranging from $10.50 to $22.12.  At March 31, 2010, there were 864,941 shares remaining available for grant under the First Bancorp 2007 Equity Plan.  The Company also has a stock option plan as a result of a corporate acquisition.  At March 31, 2010, there were 9,288 stock options outstanding in connection with the acquired plan, with option prices ranging from $10.66 to $15.22.

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

There were no option grants during the first quarters of 2010 or 2009.

The Company recorded stock-based compensation expense of $99,000 for the three-month period ended March 31, 2010 and recorded no stock-based compensation expense for the same period in 2009.  All of the 2010 expense is classified as “personnel expense” on the Consolidated Statements of Income with approximately $74,000 relating to the June 17, 2008 grants to 19 senior officers and $25,000 relating to the vesting of the restricted stock awards granted in December 2009.  Stock-based compensation expense is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows.  The Company recognized $39,000 in income tax benefits in the income statement related to stock-based compensation for the three-month period ended March 31, 2010 and none in the three month period ended March 31, 2009.

At March 31, 2010, the Company had $31,000 of unrecognized compensation costs related to unvested stock options that have vesting requirements based solely on service conditions.  The cost is expected to be amortized over a weighted-average life of 2.5 years, with $18,000 being expensed in 2010, $6,000 being expensed in each of 2011 and 2012, and $1,000 being expensed in 2013.  At March 31, 2010, the Company had $1.4 million in

Index

unrecognized compensation expense associated with the June 17, 2008 award grant that has both performance conditions and service conditions.  Based on the performance conditions, the Company believes that only the 2009 performance awards will ultimately vest, and therefore, the Company will record $75,000 in each quarter of 2010 and 2011.

As noted above, certain of the Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period.  The Company has elected to recognize compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award.  Compensation expense is based on the estimated number of stock options and awards that will ultimately vest.  Over the past five years, there have only been minimal amounts of forfeitures or expirations, and therefore the Company assumes that all options granted without performance conditions will become vested.

The following table presents information regarding the activity for the first three months of 2010 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at December 31, 2009	753,116	$17.73

Granted	–	–
Exercised	(1,667)	9.75		$6,168
Forfeited	–	–
Expired	–	–

Outstanding at March 31, 2010	751,449	$17.74	4.8	$63,657

Exercisable at March 31, 2010	571,865	$18.09	3.8	$63,657

The Company received $16,000 and $140,000 as a result of stock option exercises during the three months ended March 31, 2010 and 2009, respectively.  The Company recorded no tax benefits from the exercise of nonqualified stock options during the three months ended March 31, 2010 compared to $63,000 in the first quarter of 2009.

As discussed above, the Company granted 81,337 performance units to 19 senior officers on June 17, 2008.  Each performance unit represents the right to acquire one share of the Company’s common stock upon satisfaction of the vesting conditions (discussed above).  The fair market value of the Company’s common stock on the grant date was $16.53 per share.  One-third of this grant was forfeited on December 31, 2008 because the Company failed to meet the minimum performance goal required for vesting.  Also, as discussed above, the Company granted 29,267 long-term restricted shares of common stock to certain senior executives on December 11, 2009.

Index

The following table presents information regarding the activity during 2010 related to the Company’s outstanding performance units and restricted stock:

	Nonvested Performance Units		Long-Term Restricted Stock
Three months ended March 31, 2010	Number of Units	Weighted- Average Grant-Date Fair Value	Number of Units	Weighted- Average Grant-Date Fair Value
Nonvested at the beginning of the period	54,225	$16.53	29,267	$13.59
Granted during the period	–	–	–	–
Vested during the period	–	–	–	–
Forfeited or expired during the period	–	–	–	–
Nonvested at end of period	54,225	$16.53	29,267	$13.59

Note 5 – Earnings Per Common Share

Basic earnings per common share were computed by dividing net income available to common shareholders by the weighted average common shares outstanding.  Diluted earnings per common share includes the potentially dilutive effects of the Company’s equity plan and the warrant issued to the U.S. Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program – see Note 13 for additional information.  The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2010			2009
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to
common shareholders	$3,411	16,732,518	$0.20	$3,140	16,608,625	$0.19

Effect of Dilutive Securities	-	30,592		-	9,107

Diluted EPS per common share	$3,411	16,763,110	$0.20	$3,140	16,617,732	$0.19

For the three months ended March 31, 2010 and 2009, there were 704,002 and 704,018 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period.  In addition, the warrant issued to the U.S. Treasury (see Note 13) was anti-dilutive for the three months ended March 31, 2010 and 2009.  Antidilutive options and warrants have been omitted from the calculation of diluted earnings per share for the respective period.

Index

Note 6 – Securities

The book values and approximate fair values of investment securities at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010				December 31, 2009
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored
enterprise securities	$26,554	26,828	274	–	36,106	36,518	412	─
Mortgage-backed securities	108,229	110,961	2,785	(53)	109,430	111,797	2,423	(56)
Corporate bonds	15,765	15,069	1	(697)	15,769	14,436	─	(1,333)
Equity securities	16,618	17,029	440	(29)	16,618	17,004	417	(31)
Total available for sale	$167,166	169,887	3,500	(779)	177,923	179,755	3,252	(1,420)

Securities held to maturity:
State and local governments	$43,190	44,058	950	(82)	34,394	34,928	612	(78)
Other	16	16	−	−	19	19	─	─
Total held to maturity	$43,206	44,074	950	(82)	34,413	34,947	612	(78)

Included in mortgage-backed securities at March 31, 2010 were collateralized mortgage obligations with an amortized cost of $4,818,000 and a fair value of $4,995,000.  Included in mortgage-backed securities at December 31, 2009 were collateralized mortgage obligations with an amortized cost of $5,413,000 and a fair value of $5,601,000.

The Company owned Federal Home Loan Bank stock with a cost and fair value of $16,519,000 at March 31, 2010 and December 31, 2009, which is included in equity securities above and serves as part of the collateral for the Company’s line of credit with the Federal Home Loan Bank.  The investment in this stock is a requirement for membership in the Federal Home Loan Bank system.

The following table presents information regarding securities with unrealized losses at March 31, 2010:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise
securities	$–	–	−	−	–	–
Mortgage-backed securities	18,184	53	−	−	18,184	53
Corporate bonds	–	–	14,610	697	14,610	697
Equity securities	15	6	24	23	39	29
State and local governments	8,464	82	−	−	8,464	82
Total temporarily impaired securities	$26,663	141	14,634	720	41,297	861

Index

The following table presents information regarding securities with unrealized losses at December 31, 2009:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise
securities	$–	–	–	–	–	–
Mortgage-backed securities	9,575	56	–	–	9,575	56
Corporate bonds	1,609	224	12,827	1,109	14,436	1,333
Equity securities	17	10	27	21	44	31
State and local governments	5,821	77	230	1	6,051	78
Total temporarily impaired securities	$17,022	367	13,084	1,131	30,106	1,498

In the above tables, all of the non-equity securities that were in an unrealized loss position at March 31, 2010 and December 31, 2009 are bonds that the Company has determined are in a loss position due to interest rate factors, the overall economic downturn in the financial sector, and the broader economy in general.  The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.  The Company has also concluded that each of the equity securities in an unrealized loss position at March 31, 2010 and December 31, 2009 was in such a position due to temporary fluctuations in the market prices of the securities.  The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The aggregate carrying amount of cost-method investments was $16,535,000 and $16,538,000 at March 31, 2010 and December 31, 2009, respectively, which included the Federal Home Loan Bank stock discussed above.  The Company determined that none of its cost-method investments were impaired at either period end.

The book values and approximate fair values of investment securities at March 31, 2010, by contractual maturity, are summarized in the table below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Debt securities
Due within one year	$5,020	5,027	346	353
Due after one year but within five years	21,535	21,801	1,614	1,680
Due after five years but within ten years	2,994	2,776	11,557	11,987
Due after ten years	12,771	12,293	29,689	30,054
Mortgage-backed securities	108,229	110,961	−	−
Total debt securities	150,549	152,858	43,206	44,074

Equity securities	16,618	17,029	−	−
Total securities	$167,167	169,887	43,206	44,074

At March 31, 2010 and December 31, 2009, investment securities with book values of $91,873,000 and $85,438,000, respectively, were pledged as collateral for public and private deposits and securities sold under agreements to repurchase.

There were no securities sales during the three months ended March 31, 2010 or 2009.  During the three months ended March 31, 2010, the Company recorded a gain of $9,000 related to the call of a municipal security.  During

Index

the three months ended March 31, 2009, the Company recorded net losses of $63,000 related to write-downs of the Company’s equity portfolio.

Note 7 – Loans and Asset Quality Information

On June 19, 2009 the Company acquired substantially all of the assets and liabilities of Cooperative Bank.  (See the Company’s 2009 Annual Report on Form 10-K for more information regarding this transaction.)  The loans and foreclosed real estate that were acquired in this transaction are covered by loss share agreements between the FDIC and the Bank, which afford the Bank significant loss protection.  Under the loss share agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $303 million and 95% of losses that exceed that amount.  Because of the loss protection provided by the FDIC, the risk of the Cooperative Bank loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreements.  Accordingly, the Company presents separately loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreements as “non-covered loans.”

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	March 31, 2010		December 31, 2009		March 31, 2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$164,792	6%	173,611	7%	180,135	8%
Real estate – construction, land
development & other land loans	527,394	20%	551,714	21%	461,120	21%
Real estate – mortgage – residential (1-4
family) first mortgages	831,484	32%	849,875	32%	577,107	27%
Real estate – mortgage – home equity
loans / lines of credit	271,182	11%	270,054	10%	245,847	11%
Real estate – mortgage – commercial and
other	724,923	28%	718,723	27%	634,787	29%
Installment loans to individuals	85,860	3%	88,514	3%	88,161	4%
Subtotal	2,605,635	100%	2,652,491	100%	2,187,157	100%
Unamortized net deferred loan costs	497		374		309
Total loans	$2,606,132		2,652,865		2,187,466

As of March 31, 2010, December 31, 2009, and March 31, 2009, net loans include an unamortized premium of $834,000, $883,000 and $1,030,000, respectively, on loans acquired from Great Pee Dee Bancorp.

Index

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	March 31, 2010		December 31, 2009		March 31, 2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$158,891	8%	164,225	8%	180,135	8%
Real estate – construction, land
development & other land loans	388,704	18%	408,458	19%	461,120	21%
Real estate – mortgage – residential (1-4
family) first mortgages	603,375	28%	594,470	28%	577,107	27%
Real estate – mortgage – home equity
loans / lines of credit	248,613	12%	247,995	11%	245,847	11%
Real estate – mortgage – commercial and
other	635,533	30%	632,985	30%	634,787	29%
Installment loans to individuals	82,260	4%	84,336	4%	88,161	4%
Subtotal	2,117,376	100%	2,132,469	100%	2,187,157	100%
Unamortized net deferred loan costs	497		374		309
Total non-covered loans	$2,117,873		2,132,843		2,187,466

The carrying amount of the covered loans at March 31, 2010 consisted of impaired and nonimpaired purchased loans, as follows:

($ in thousands)	Impaired Purchased Loans		Nonimpaired Purchased Loans	Total Covered Loans	Unpaid Principal Balance
Covered loans:

Commercial, financial, and agricultural	$	−	5,901	5,901	6,856
Real estate – construction, land development & other land loans		22,781	115,909	138,690	239,014
Real estate – mortgage – residential (1-4 family) first mortgages		−	228,109	228,109	278,561
Real estate – mortgage – home equity loans / lines of credit		−	22,569	22,569	25,798
Real estate – mortgage – commercial and other		4,386	85,004	89,390	119,344
Installment loans to individuals		−	3,600	3,600	4,001
Total		$27,167	461,092	488,259	673,574

The carrying amount of covered loans at December 31, 2009 was as follows:

($ in thousands)	Impaired Purchased Loans		Nonimpaired Purchased Loans	Total Covered Loans	Unpaid Principal Balance
Covered loans:

Commercial, financial, and agricultural	$	−	9,386	9,386	12,406
Real estate – construction, land development & other land loans		29,479	113,777	143,256	254,897
Real estate – mortgage – residential (1-4 family) first mortgages		−	255,405	255,405	329,141
Real estate – mortgage – home equity loans / lines of credit		−	22,059	22,059	24,504
Real estate – mortgage – commercial and other		4,971	80,767	85,738	108,908
Installment loans to individuals		−	4,178	4,178	4,673
Total		$34,450	485,572	520,022	734,529

Index

The following table presents information regarding purchased nonimpaired loans at the Cooperative Bank acquisition date of June 19, 2009 and changes from that date to March 31, 2010.  The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond.

($ in thousands)
Contractual loan principal payments receivable	$738,182
Estimate of contractual principal not expected to be collected – loan discount	(194,460)
Fair value of purchased nonimpaired loans at June 19, 2009	543,722
Principal repayments	(45,670)
Transfers to foreclosed real estate	(13,949)
Accretion of loan discount	1,469
Carrying amount of nonimpaired Cooperative loans at December 31, 2009	$485,572
Principal repayments	(9,069)
Transfers to foreclosed real estate	(16,895)
Accretion of loan discount	1,484
Carrying amount of nonimpaired Cooperative loans at March 31, 2010	$461,092

As reflected in the table above, the Company accreted $1,484,000 of the loan discount on purchased nonimpaired loans into interest income during the first quarter of 2010 in order to recognize the difference between the initial recorded investment and the loans’ expected principal and interest cash flows using a method that approximates the interest method.

The following table presents information regarding purchased impaired loans at the Cooperative Bank acquisition date of June 19, 2009 and changes from that date to March 31, 2010.  The Company has initially applied the cost recovery method to all purchased impaired loans at the acquisition date of June 19, 2009 due to the uncertainty as to the timing of expected cash flows as reflected in the following table.

($ in thousands)
Contractually required principal payments receivable	$90,776
Nonaccretable difference	(33,394)
Present value of cash flows expected to be collected	57,382
Accretable difference	−
Fair value of purchased impaired loans at June 19, 2009	57,382
Transfer to foreclosed real estate	(22,932)
Carrying amount of impaired Cooperative Bank loans at December 31, 2009	$34,450
Principal repayments	(481)
Transfer to foreclosed real estate	(6,482)
Change due to loan-charge-off	(320)
Carrying amount of impaired Cooperative Bank loans at March 31, 2010	$27,167

The following table presents information regarding all purchased impaired loans accounted for under ASC 310-30, which includes the Company’s acquisition of Great Pee Dee on April 1, 2008, and the Company’s acquisition of certain assets and liabilities of Cooperative Bank on June 19, 2009:

Index

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
As of April 1, 2008 Great Pee Dee acquisition date	$7,663	4,695	2,968
Additions due to borrower advances	663	−	663
Change due to payments received	(510)	−	(510)
Change due to legal discharge of debt	(102)	(102)	−
Balance at December 31, 2008	7,714	4,593	3,121
Additions due to acquisition of Cooperative Bank	90,776	33,394	57,382
Change due to payments received	(822)	(150)	(672)
Transfer to foreclosed real estate	(31,102)	(7,817)	(23,285)
Change due to loan charge-off	(27,273)	(26,778)	(495)
Balance at December 31, 2009	39,293	3,242	36,051
Change due to payments received	(678)	–	(678)
Transfer to foreclosed real estate	(6,543)	(61)	(6,482)
Change due to loan charge-off	(945)	(625)	(320)
Balance at March 31, 2010	$31,127	2,556	28,571

Each of the purchased impaired loans are on nonaccrual status and considered to be impaired.  Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal.  Thus, there is no accretable yield associated with the above loans.  During the first quarter of 2010, the Company received $67,000 in payments that exceeded the initial carrying amount of the purchased impaired loans.  These payments were recorded as interest income.

Index

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, and other real estate.  Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	March 31, 2010	December 31, 2009	March 31, 2009

Non-covered nonperforming assets
Nonaccrual loans	$63,415	62,206	35,296
Restructured loans	27,207	21,283	3,995
Accruing loans >90 days past due	–	–	–
Total non-covered nonperforming loans	90,622	83,489	39,291
Other real estate	10,818	8,793	5,428
Total non-covered nonperforming assets	$101,440	92,282	44,719

Covered nonperforming assets (1)
Nonaccrual loans (2)	$105,043	117,916	–
Restructured loans	11,379	–	–
Accruing loans > 90 days past due	–	–	–
Total covered nonperforming loans	116,422	117,916	–
Other real estate	68,044	47,430	–
Total covered nonperforming assets	$184,466	165,346	–

Total nonperforming assets	$285,906	257,628	44,719

(1)	Covered nonperforming assets consist of assets that are included in loss-share agreements with the FDIC.
(2)	At March 31, 2010, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $166.3 million.

The following table presents information related to impaired loans, as defined by relevant accounting standards.

($ in thousands)	As of /for the three months ended March 31, 2010	As of /for the year ended December 31, 2009	As of /for the three months ended March 31, 2009
Impaired loans at period end
Non-covered	$90,622	55,574	24,198
Covered	116,422	94,746	−
Total impaired loans at period end	$207,044	150,320	24,198

Average amount of impaired loans for period
Non-covered	$73,098	36,171	23,172
Covered	105,584	34,161	−
Average amount of impaired loans for period – total	$178,682	70,332	23,172

Allowance for loan losses related to impaired loans at period end (1)	$10,450	9,717	3,817

Amount of impaired loans with no related allowance at period end
Non-covered	$54,829	30,236	14,985
Covered	116,422	94,746	−
Total impaired loans with no related allowance at period end	$171,251	124,982	14,985

(1)	Relates entirely to non-covered loans.

All of the impaired loans noted in the table above were on nonaccrual status at each respective period end except for those classified as restructured loans (see previous table above for balances).

Index

Note 8 – Deferred Loan Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan costs of approximately $497,000, $374,000, and $309,000 at March 31, 2010, December 31, 2009, and March 31, 2009, respectively.

Note 9 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of March 31, 2010, December 31, 2009, and March 31, 2009 and the carrying amount of unamortized intangible assets as of those same dates.  The Company recorded $284,000 in customer lists intangibles in connection with the acquisition of an insurance agency in February 2010.

	March 31, 2010		December 31, 2009		March 31, 2009
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible
assets:
Customer lists	$678	263	394	241	394	218
Core deposit premiums	7,590	2,823	7,590	2,630	3,792	2,121
Total	$8,268	3,086	7,984	2,871	4,186	2,339

Unamortizable intangible
assets:
Goodwill	$65,835		65,835		65,835

Amortization expense totaled $215,000 and $98,000 for the three months ended March 31, 2010 and 2009, respectively.

The following table presents the estimated amortization expense for the last three quarters of calendar year 2010 and for each of the four calendar years ending December 31, 2014 and the estimated amount amortizable thereafter.  These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
April 1 to December 31, 2010	$659
2011	864
2012	853
2013	742
2014	639
Thereafter	1,425
Total	$5,182

Note 10 – Pension Plans

The Company sponsors two defined benefit pension plans – a qualified retirement plan (the “Pension Plan”) which is generally available to all employees, and a Supplemental Executive Retirement Plan (the “SERP”), which is for the benefit of certain senior management executives of the Company.

The Company recorded pension expense totaling $783,000 and $897,000 for the three months ended March 31, 2010 and 2009, respectively, related to the Pension Plan and the SERP.  The following table contains the components of the pension expense.

Index

	For the Three Months Ended March 31,
	2010	2009	2010	2009	2010 Total	2009 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$424	405	118	125	542	530
Interest cost	378	343	92	75	470	418
Expected return on plan assets	(355)	(264)	─	─	(355)	(264)
Amortization of transition obligation	1	1	─	─	1	1
Amortization of net (gain)/loss	99	190	18	14	117	204
Amortization of prior service cost	3	3	5	5	8	8
Net periodic pension cost	$550	678	233	219	783	897

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes.  The contributions are invested to provide for benefits under the Pension Plan.  The Company has contributed $1,500,000 to the Pension Plan in 2010.  During 2009, the Company amended the Pension Plan to prohibit new entrants into the plan.

The Company’s funding policy with respect to the SERP is to fund the related benefits from the operating cash flow of the Company.

Note 11 – Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income.  Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards.  The components of accumulated other comprehensive income (loss) for the Company are as follows:

	March 31, 2010	December 31, 2009	March 31, 2009
Unrealized gain (loss) on securities
available for sale	$2,721	1,832	(3,303)
Deferred tax asset (liability)	(1,062)	(715)	1,288
Net unrealized gain (loss) on securities
available for sale	1,659	1,117	(2,015)

Additional pension liability	(9,038)	(9,164)	(13,479)
Deferred tax asset	3,569	3,620	5,286
Net additional pension liability	(5,469)	(5,544)	(8,193)

Total accumulated other
comprehensive income (loss)	$(3,810)	(4,427)	(10,208)

Index

Note 12 – Fair Value

The carrying amounts and estimated fair values of financial instruments at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
($ in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	$51,827	51,827	60,071	60,071
Due from banks, interest-bearing	200,343	200,343	283,175	283,175
Federal funds sold	2,948	2,948	7,626	7,626
Securities available for sale	169,887	169,887	179,755	179,755
Securities held to maturity	43,206	44,074	34,413	34,947
Presold mortgages in process of settlement	1,494	1,494	3,967	3,967
Loans	2,566,442	2,530,031	2,615,522	2,583,289
FDIC loss share receivable	117,003	114,392	143,221	141,253
Accrued interest receivable	14,122	14,122	14,783	14,783

Deposits	2,870,552	2,877,484	2,933,108	2,942,539
Securities sold under agreements to repurchase	67,394	67,394	64,058	64,058
Borrowings	76,695	44,632	176,811	141,176
Accrued interest payable	2,935	2,935	3,054	3,054

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

Loans – Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, financial and agricultural, real estate construction, real estate mortgages and installment loans to individuals.  Each loan category is further segmented into fixed and variable interest rate terms.  The fair value for each category is determined by discounting scheduled future cash flows using current interest rates offered on loans with similar risk characteristics.  Fair values for impaired loans are estimated based on discounted cash flows or underlying collateral values, where applicable.

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

Index

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

The following table summarizes the Company’s assets and liabilities that were measured at fair value at March 31, 2010.

($ in thousands)
	Fair Value at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise
securities	$26,828	$––	$26,828	$—
Mortgage-backed securities	110,961	––	110,961	––
Corporate bonds	15,069	––	15,069	––
Equity securities	17,029	510	16,519	––
Total available for sale securities	169,887	510	169,377	––

Nonrecurring
Impaired loans – covered	$116,422	$—	$116,422	$—
Impaired loans – non-covered	90,622	––	90,622	––
Other real estate – covered	68,044	—	68,044	—
Other real estate – non-covered	10,818	––	10,818	––

Index

The following is a description of the valuation methodologies used for instruments measured at fair value.

Securities — When quoted market prices are available in an active market, the securities are classified as Level 1 in the valuation hierarchy.  Level 1 securities for the Company include certain equity securities.  If quoted market prices are not available, but fair values can be estimated by observing quoted prices of securities with similar characteristics, the securities are classified as Level 2 on the valuation hierarchy.  For the Company, Level 2 securities include mortgage backed securities, collateralized mortgage obligations, government sponsored enterprise securities, and corporate bonds.   In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Impaired loans —Fair values for impaired loans in the above table are collateral dependent and are estimated based on underlying collateral values, which are then adjusted for the cost related to liquidation of the collateral.

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

There were no transfers to or from Level 1 and 2 during the three months ended March 31, 2010.

For the three months ended March 31, 2010, the increase in the fair value of securities available for sale was $886,000 which is included in other comprehensive income (net of tax expense of $345,000).  Fair value measurement methods at March 31, 2010 are consistent with those used in prior reporting periods.

Note 13 – Participation in the U.S. Treasury Capital Purchase Program

On January 9, 2009, the Company completed the sale of $65 million of Series A preferred stock to the United States Treasury Department (Treasury) under the Treasury’s Capital Purchase Program.  The program was designed to attract broad participation by healthy banking institutions to help stabilize the financial system and increase lending for the benefit of the U.S. economy.

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

Index

The Company allocated the $65 million in proceeds to the preferred stock and the common stock warrant based on their relative fair values.  To determine the fair value of the preferred stock, the Company used a discounted cash flow model that assumed redemption of the preferred stock at the end of year five.  The discount rate utilized was 13% and the estimated fair value was determined to be $36.2 million.  The fair value of the common stock warrant was estimated to be $2.8 million using the Black-Scholes option pricing model with the following assumptions:

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

The $4.6 million difference between the $65 million face value of the preferred stock and the $60.4 million allocated to it upon issuance was recorded as a discount on the preferred stock.  The $4.6 million discount will be accreted, using the effective interest method, as a reduction in net income available to common shareholders over the next four years at approximately $0.8 million to $1.0 million per year.

For the first three months of 2010 and 2009, the Company accrued approximately $813,000 and $740,000, respectively, in preferred dividend payments and accreted $214,000 and $201,000, respectively, of the discount on the preferred stock.  These amounts are deducted from net income in computing “Net income available to common shareholders.”

Index

Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition

CRITICAL ACCOUNTING POLICIES

We follow and apply accounting principles that conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry.  Certain of these principles involve a significant amount of judgment and/or use of estimates based on our best assumptions at the time of the estimation.  We have identified three policies as being more sensitive in terms of judgments and estimates, taking into account their overall potential impact to our consolidated financial statements – 1) the allowance for loan losses, 2) intangible assets, and 3) valuation of acquired assets.

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

Index

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

For nonimpaired purchased loans, we have elected to accrete the discount in a manner consistent with the guidance for accounting for loan origination fees and costs that is included in FASB ASC 310-20 (originally issued as FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring loans and Initial Direct Costs of Leases”).

Current Accounting Matters

See Note 2 to the Consolidated Financial Statements above for information about accounting standards that we have recently adopted.

RESULTS OF OPERATIONS

Overview

Net income available to common shareholders for the first quarter of 2010 amounted to $3,411,000 compared to $3,140,000 reported in the first quarter of 2009.  Earnings per diluted common share were $0.20 in the first quarter of 2010 compared to $0.19 in the first quarter of 2009.

Index

Net Interest Income and Net Interest Margin

Net interest income for the first quarter of 2010 amounted to $31.2 million, a 41.0% increase over the first quarter of 2009.  The increase in net interest income was primarily due to balance sheet growth and a higher net interest margin.

Our net interest margin (tax-equivalent net interest income divided by average earnings assets) in the first quarter of 2010 was 4.16%, a 24 basis point increase from the 3.92% realized in the fourth quarter of 2009 and a 48 basis point increase from the 3.68% margin realized in the first quarter of 2009.  The primary reason for the increase in the net interest margin is that we have been able to lower rates on maturing time deposits that were originated in periods of higher interest rates.

Provision for Loan Losses and Asset Quality

Our provision for loan losses amounted to $7.6 million in the first quarter of 2010 compared to $6.6 million in the fourth quarter of 2009 and $4.5 million in the first quarter of 2009.  The higher provision for loan losses is a result of higher levels of classified and nonperforming assets primarily in our “non-covered” loan portfolio, which excludes loans assumed from Cooperative Bank that are subject to loss share agreements with the FDIC.

Our non-covered nonperforming assets amounted to $101 million at March 31, 2010, compared to $92 million at December 31, 2009 and $45 million at March 31, 2009.   At March 31, 2010, the ratio of non-covered nonperforming assets to total non-covered assets was 3.58%, compared to 3.10% at December 31, 2009, and 1.66% at March 31, 2009.

Our ratio of annualized net charge-offs to average non-covered loans was 1.01% for the first quarter of 2010 compared to 0.69% for the fourth quarter of 2009 and 0.34% in the first quarter of 2009.

Noninterest Income

Total noninterest income was $5.7 million in the first quarter of 2010, a 20.0% increase from the $4.7 million recorded in the first quarter of 2009.  Increased levels of noninterest income were realized across most categories of income as a result of a larger customer base that resulted from the Cooperative Bank acquisition in June 2009.

Noninterest Expenses

Noninterest expenses amounted to $22.3 million in the first quarter of 2010, a 39.8% increase over the $15.9 million recorded in the same period of 2009.  The increase is primarily attributable to incremental operating expenses associated with the Cooperative acquisition, including approximately $1.0 million in expenses related to collection activities on Cooperative loans and foreclosed properties (net of FDIC reimbursements) compared to $794,000 in the fourth quarter of 2009 and zero in the first quarter of 2009.  The increase in noninterest expense in the first quarter of 2010 was also impacted by a fraud loss of $600,000 and an increase in FDIC insurance premiums, which increased from $756,000 in the first quarter of 2009 to $1.2 million in the current quarter.

Our effective tax rate was approximately 36%-37% for all periods presented.

Balance Sheet and Capital

Total assets at March 31, 2010 amounted to $3.4 billion, 26.1% higher than a year earlier.  Total loans at March 31, 2010 amounted to $2.6 billion, a 19.1% increase from a year earlier, and total deposits amounted to $2.9 billion at March 31, 2010, a 34.2% increase from a year earlier.  Substantially all of the balance sheet growth

Index

relates to the 2009 acquisition of Cooperative Bank, a bank with assets of $958 million that was closed by regulatory authorities on June 19, 2009.

We continue to experience a general decline in loans, with loans decreasing approximately $47 million, or 1.8%, since December 31, 2009.  Although we originate and renew a significant amount of loans each month, normal paydowns of loans are exceeding new loan growth.  Overall, loan growth remains weak in most of our market areas.

Our deposits declined by $63 million, or 2.1%, during the first quarter of 2010.  This decrease was primarily a result of the loss of $70 million in relatively high cost time deposits, including $51 million in internet time deposits, that matured and were not renewed during the first quarter of 2010.  Brokered deposits remained at a low level at March 31, 2010, comprising just 3.1% of total deposits, with internet deposits comprising an additional 2.7%.

During the first quarter of 2010, we utilized a portion of our excess liquidity to pay down our borrowings by $100 million.

We remain well-capitalized by all regulatory standards with a Total Risk-Based Capital Ratio of 15.58%.  Our tangible common equity to tangible assets ratio was 6.31% at March 31, 2010.  We continue to have outstanding $65 million in preferred stock that was issued to the U.S. Treasury in January 2009.  We have no immediate plans to redeem this stock in light of the challenging economic conditions.

Our annualized return on average assets for the first quarter of 2010 was 0.40% compared to 0.49% for the first quarter of 2009.  This ratio was calculated by dividing annualized net income available to common shareholders by average assets.

Our annualized return on average common equity for the first quarter of 2010 was 4.91% compared to 5.70% for the first quarter of 2009.  This ratio was calculated by dividing annualized net income available to common shareholders by average common equity.

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets.  Net interest income for the three month period ended March 31, 2010 amounted to $31,177,000, an increase of $9,067,000, or 41.0% from the $22,110,000 recorded in the first quarter of 2009.  Net interest income on a tax-equivalent basis for the three month period ended March 31, 2010 amounted to $31,472,000, an increase of $9,199,000, or 41.3% from the $22,273,000 recorded in the first quarter of 2009.  We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended March 31,
($ in thousands)	2010	2009
Net interest income, as reported	$31,177	22,110
Tax-equivalent adjustment	295	163
Net interest income, tax-equivalent	$31,472	22,273

There are two primary factors that cause changes in the amount of net interest income we record - 1) growth in loans and deposits, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

Index

For the three months ended March 31, 2010, the increase in net interest income over the comparable period in 2009 was due to both growth in loans and deposits (see discussion below) and a higher net interest margin.

Our net interest margin in the first quarter of 2010 was 4.16%, a 24 basis point increase from the 3.92% realized in the fourth quarter of 2009 and a 48 basis point increase from the 3.68% realized in the first quarter of 2009.  There have been no changes in the interest rates set by the Federal Reserve since December 2008, and we have been able to lower rates on maturing time deposits that were originated in periods of higher rates.  Also, to a lesser degree, we have been able to progressively lower interest rates on various types of savings, NOW and money market accounts.

Our net interest margin also benefitted from purchase accounting adjustments associated with the Cooperative acquisition and, to a lesser degree, the acquisition of Great Pee Dee Bancorp in 2008.  For the three months ended March 31, 2010 and 2009, we recorded $2,735,000 and $267,000, respectively, in net positive purchase accounting adjustments that increased net interest income.  The table below presents the components of the purchase accounting adjustments.

	For the Three Months Ended
$ in thousands	March 31, 2010	March 31,2009

Interest income – reduced by premium amortization on loans	$(49)	(49)
Interest income – increased by accretion of loan discount	1,484	−
Interest expense – reduced by premium amortization of deposits	1,184	200
Interest expense – reduced by premium amortization of borrowings	116	116
Impact on net interest income	$2,735	267

Index

The following table presents net interest income analysis on a tax-equivalent basis.

	For the Three Months Ended March 31,
	2010			2009
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,627,638	5.90%	$38,218	$2,202,782	5.99%	$32,552
Taxable securities	174,395	3.56%	1,530	161,483	4.47%	1,780
Non-taxable securities (2)	39,356	6.69%	649	15,709	8.13%	315
Short-term investments,
principally federal funds	223,745	0.38%	207	72,505	0.22%	39
Total interest-earning assets	3,065,134	5.37%	40,604	2,452,479	5.74%	34,686

Cash and due from banks	56,984			38,603
Premises and equipment	54,281			52,250
Other assets	264,138			73,558
Total assets	$3,440,537			$2,616,890

Liabilities
NOW deposits	$326,406	0.27%	$216	$199,162	0.18%	$90
Money market deposits	534,204	1.00%	1,315	360,790	1.85%	1,647
Savings deposits	152,937	0.88%	333	123,238	1.31%	398
Time deposits >$100,000	831,862	1.69%	3,472	607,429	3.20%	4,796
Other time deposits	789,302	1.66%	3,224	586,462	3.11%	4,494
Total interest-bearing deposits	2,634,711	1.32%	8,560	1,877,081	2.47%	11,425
Securities sold under agreements
to repurchase	58,069	0.80%	114	51,032	1.56%	196
Borrowings	106,769	1.74%	458	152,644	2.10%	792
Total interest-bearing liabilities	2,799,549	1.32%	9,132	2,080,757	2.42%	12,413

Non-interest-bearing deposits	275,832			229,343
Other liabilities	18,630			24,275
Shareholders’ equity	346,526			282,515
Total liabilities and
shareholders’ equity	$3,440,537			$2,616,890

Net yield on interest-earning
assets and net interest income		4.16%	$31,472		3.68%	$22,273
Interest rate spread		4.05%			3.32%

Average prime rate		3.25%			3.25%

(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2)
Includes tax-equivalent adjustments of $295,000 and $163,000 in 2010 and 2009, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status.  This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the first quarter of 2010 were $2.628 billion, which was 19.3% higher than the average loans outstanding for the first quarter of 2009 ($2.203 billion).    The mix of our loan portfolio remained substantially the same at March 31, 2010 compared to December 31, 2009, with approximately 91% of our loans being real estate loans, 6% being commercial, financial, and agricultural loans, and the remaining 3% being consumer installment loans.  The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Average total deposits outstanding for the first quarter of 2010 were $2.911 billion, which was 38.2% higher than the average deposits outstanding for the first quarter of 2009 ($2.106 billion).  Generally, we can reinvest

Index

funds from deposits at higher yields than the interest rate being paid on those deposits, and therefore increases in deposits typically result in higher amounts of net interest income.

A majority of the increase in average loans and deposits over the past year came as a result of the acquisition of Cooperative Bank.  On June 19, 2009, we acquired most of the assets and liabilities of Cooperative Bank, including approximately $601 million in loans and $712 million in deposits.  The effect of the higher amounts of average loans and deposits was to increase net interest income in 2010.

The yields earned on assets and rates paid on liabilities (funding costs) have both declined, primarily as a result of the maturity and repricing of assets and liabilities that were originated during periods of higher interest rates.  Due largely to a steep yield curve and our continued initiative to require generally higher loan interest rates to better compensate us for our risk, our funding costs have declined by a greater amount than our asset yields have decreased, which has resulted in a higher net interest margin in the first quarter of 2010.  As derived from the above table, in the first quarter of 2010, the average yield on interest-earning assets was 5.37%, a 37 basis point decline from the 5.74% yield in the first quarter of 2009, while the average rate on interest bearing liabilities declined by 110 basis points, from 2.42% in the first quarter of 2009 to 1.32% in the first quarter of 2010.

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

The current economic environment has resulted in an increase in our loan losses and nonperforming assets, which has led to significantly higher provisions for loan losses.  Our provision for loan losses amounted to $7,623,000 in the first quarter of 2010 versus $4,485,000 in the first quarter of 2009.

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

Our non-covered nonperforming assets amounted to $101 million at March 31, 2010, compared to $92 million at December 31, 2009 and $45 million at March 31, 2009.   At March 31, 2010, the ratio of non-covered nonperforming assets to total non-covered assets was 3.58%, compared to 3.10% at December 31, 2009, and 1.66% at March 31, 2009.

Our ratio of annualized net charge-offs to average non-covered loans was 1.01% for the first quarter of 2010 compared to 0.69% in the fourth quarter of 2009 and 0.34% in the first quarter of 2009.

Our nonperforming assets that are covered by FDIC loss share agreements have increased from $91 million at June 30, 2009 to $184 million at March 31, 2010.  We continue to submit claims to the FDIC on a regular basis pursuant to the loss share agreements and have received total cash reimbursements from the FDIC of over $60 million since the Cooperative acquisition.

Noninterest income amounted to $5.7 million for the first quarter of 2010, a 20.0% increase from the first quarter of 2009.  Increased levels of noninterest income were realized across most categories of income as a result of a larger customer base that resulted from the Cooperative Bank acquisition.

Noninterest expenses amounted to $22.3 million in the first quarter of 2010, a 39.8% increase over 2009.  A majority of this increase is attributable to incremental operating expenses associated with the Cooperative acquisition, including higher personnel expenses, higher occupancy expenses, and higher expenses related to collection activities on Cooperative loans and foreclosed properties (approximately $1.0 million, net of FDIC reimbursements, for the first three months of 2010).  Also, during the first quarter of 2010 we recorded approximately $0.6 million in expense related to a fraud loss.  FDIC insurance expense increased to $1.2 million for the first three months of 2010, compared to $0.8 million in the comparable quarter of 2009.

Index

The provision for income taxes was $2,530,000 in the first quarter of 2010, an effective tax rate of 36.3%, compared to $2,353,000 in the first quarter of 2009, an effective tax rate of 36.6%.  We expect our effective tax rate to remain at approximately 36-37% for the foreseeable future.  The Company’s 2007 and 2008 tax returns are currently being audited by the Internal Revenue Service.

The Consolidated Statements of Comprehensive Income reflect other comprehensive income of $617,000 during the first quarter of 2010 and other comprehensive losses of $2,052,000 during the first quarter of 2009.  The primary component of other comprehensive income/loss for the periods presented was changes in unrealized holding gains/losses of our available for sale securities.  Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase.  Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

FINANCIAL CONDITION

Total assets at March 31, 2010 amounted to $3.39 billion, 26.1% higher than a year earlier.  Total loans at March 31, 2010 amounted to $2.61 billion, a 19.1% increase from a year earlier, and total deposits amounted to $2.87 billion, a 34.2% increase from a year earlier.

The following table presents information regarding the nature of our growth for the twelve months ended March 31, 2010 and for the first quarter of 2010.

April 1, 2009 to March 31, 2010	Balance at beginning of period	Internal Growth	Growth from Acquisitions	Balance at end of period	Total percentage growth	Percentage growth, excluding acquisitions
	($ in thousands)

Loans	$2,187,466	(182,438)	601,104	2,606,132	19.1%	-8.3%

Deposits - Noninterest bearing	$231,263	15,811	35,224	282,298	22.1%	6.8%
Deposits – NOW	209,985	71,975	32,015	313,975	49.5%	34.3%
Deposits - Money market	381,362	110,177	45,757	537,296	40.9%	28.9%
Deposits – Savings	128,914	5,446	21,243	155,603	20.7%	4.2%
Deposits - Brokered time	80,578	(33,460)	42,943	90,061	11.8%	-41.5%
Deposits – Internet time	6,494	(90,957)	161,672	77,209	n/m	n/m
Deposits - Time>$100,000	530,895	32,232	148,104	711,231	34.0%	6.1%
Deposits - Time<$100,000	569,628	(91,852)	225,103	702,879	23.4%	-16.1%
Total deposits	$2,139,119	19,372	712,061	2,870,552	34.2%	0.9%

January 1, 2010 to March 31, 2010
Loans	$2,652,865	(46,733)	─	2,606,132	-1.8%	-1.8%

Deposits - Noninterest bearing	$272,422	9,876	─	282,298	3.6%	3.6%
Deposits – NOW	362,366	(48,391)	─	313,975	-13.4%	-13.4%
Deposits - Money market	496,940	40,356	─	537,296	8.1%	8.1%
Deposits – Savings	149,338	6,265	─	155,603	4.2%	4.2%
Deposits - Brokered time	76,332	13,729	─	90,061	18.0%	18.0%
Deposits – Internet time	128,024	(50,815)	─	77,209	-39.7%	-39.7%
Deposits - Time>$100,000	704,128	7,103	─	711,231	1.0%	1.0%
Deposits - Time<$100,000	743,558	(40,679)	─	702,879	-5.5%	-5.5%
Total deposits	$2,933,108	(62,556)	─	2,870,552	-2.1%	-2.1%

Index

As derived from the table above, for the twelve months preceding March 31, 2010, our loans increased by $419 million, or 19.1%, all of which was related to our acquisition of Cooperative Bank on June 19, 2009.  Over that same period, deposits increased $731 million, or 34.2%, of which $19 million was internal growth and $712 million was from the Cooperative acquisition.  For the first three months of 2010, internally generated loans decreased $47 million, or 1.8%, while internally generated deposits decreased by $63 million, or 2.1%.  We believe internally generated loans have declined due to lower loan demand in the recessionary economy, as well as an initiative that began in 2008 to require generally higher loan interest rates to better compensate us for our risk.  During the first quarter of 2010, approximately $70 million in relatively high cost time deposits, including $51 million in internet time deposits, matured and were not renewed.

The deposit portfolio assumed from Cooperative had a high concentration of time deposits, comprising approximately 81% of total deposits compared to our recent historical average of 55%-57%.  Time deposits are generally our bank’s most expensive funding source.  Additionally, Cooperative’s time deposits were more heavily concentrated in brokered time deposits and time deposits gathered by placing interest rates on internet websites.  Prior to the Cooperative acquisition, we had $66 million in brokered deposits and $7 million in internet deposits.  The acquisition brought us an additional $43 million in brokered deposits and $162 million in internet deposits.  We believe these two types of deposit sources have little long term value, as the interest rates are relatively high and there is no opportunity to develop additional business with those customers. We expect that our level of internet deposits will continue a steady decline in future quarters as those deposits mature, because we plan to offer interest rates on renewals that are less competitive than the relatively high rates that Cooperative was offering.  We expect to replace those deposits with either retail deposits or brokered deposits at lower interest rates.

The mix of our loan portfolio remains substantially the same at March 31, 2010 compared to December 31, 2009.  The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Note 7 to the consolidated financial statements presents additional detailed information regarding our mix of loans, including a break-out between loans covered by FDIC loss sharing agreements and non-covered loans.

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

Because of the loss protection provided by the FDIC, the financial risk of the Cooperative loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreements.  Accordingly, we present separately loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreements as “non-covered loans.”

Index

Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	March 31, 2010	December 31, 2009	March 31, 2009

Non-covered nonperforming assets
Nonaccrual loans	$63,415	62,206	35,296
Restructured loans	27,207	21,283	3,995
Accruing loans >90 days past due	–	–	–
Total non-covered nonperforming loans	90,622	83,489	39,291
Other real estate	10,818	8,793	5,428
Total non-covered nonperforming assets	101,440	92,282	44,719

Covered nonperforming assets (1)
Nonaccrual loans (2)	$105,043	117,916	–
Restructured loans	11,379	–	–
Accruing loans > 90 days past due	–	–	–
Total covered nonperforming loans	116,422	117,916	–
Other real estate	68,044	47,430	–
Total covered nonperforming assets	$184,466	165,346	–

Total nonperforming assets	$285,906	257,628	44,719

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	0.81%	0.54%	0.34%
Nonperforming loans to total loans	7.94%	7.59%	1.80%
Nonperforming assets to total assets	8.43%	7.27%	1.66%
Allowance for loan losses to total loans	1.52%	1.41%	1.46%
Allowance for loan losses to nonperforming loans	19.17%	18.54%	81.22%

Asset Quality Ratios – Based on Non-covered Assets only
Net charge-offs to average non-covered loans - annualized	1.01%	0.69%	0.34%
Non-covered nonperforming loans to non-covered loans	4.28%	3.91%	1.80%
Non-covered nonperforming assets to total non-covered assets	3.58%	3.10%	1.66%
Allowance for loan losses to non-covered loans	1.87%	1.75%	1.46%
Allowance for loan losses to non-covered nonperforming loans	43.80%	44.73%	81.22%

(1)	Covered nonperforming assets consist of assets that are included in loss-share agreements with the FDIC.
(2)	At March 31, 2010, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $166.3 million.

We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

Consistent with the recessionary economy, we have experienced increases in loan losses, delinquencies and nonperforming assets.  Our total nonperforming assets were also significantly impacted by the Cooperative acquisition. Our non-covered nonperforming assets were $101.4 million at March 31, 2010 compared to $92.3 million at December 31, 2009 and $44.7 million at March 31, 2009.  Our ratio of annualized net charge-offs to average non-covered loans was 1.01% for the first quarter of 2010 compared to 0.69% in the fourth quarter of 2009 and 0.34% in the first quarter of 2009.

Index

The following is the composition by loan type of all of our nonaccrual loans at each period end:

($ in thousands)	At March 31, 2010 (1)	At December 31, 2009 (1)	At March 31, 2009
Commercial, financial, and agricultural	$3,201	4,033	2,546
Real estate – construction, land development, and other land loans	81,170	80,669	11,836
Real estate – mortgage – residential (1-4 family) first mortgages	41,387	48,424	12,384
Real estate – mortgage – home equity loans/lines of credit	14,287	16,951	2,837
Real estate – mortgage – commercial and other	27,412	28,476	4,469
Installment loans to individuals	1,001	1,569	1,224
Total nonaccrual loans	$168,458	180,122	35,296

(1)	Includes both covered and non-covered loans.

The following segregates our nonaccrual loans at March 31, 2010 into covered and non-covered loans:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$316	2,885	3,201
Real estate – construction, land development, and other land loans	53,737	27,433	81,170
Real estate – mortgage – residential (1-4 family) first mortgages	22,963	18,424	41,387
Real estate – mortgage – home equity loans/lines of credit	9,934	4,353	14,287
Real estate – mortgage – commercial and other	18,075	9,337	27,412
Installment loans to individuals	18	983	1,001
Total nonaccrual loans	$105,043	63,415	168,458

The following is the composition of our nonaccrual loans at December 31, 2009:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$263	3,770	4,033
Real estate – construction, land development, and other land loans	54,023	26,646	80,669
Real estate – mortgage – residential (1-4 family) first mortgages	31,315	17,109	48,424
Real estate – mortgage – home equity loans/lines of credit	13,451	3,500	16,951
Real estate – mortgage – commercial and other	18,595	9,881	28,476
Installment loans to individuals	269	1,300	1,569
Total nonaccrual loans	$117,916	62,206	180,122

At March 31, 2010, troubled debt restructurings amounted to $38.6 million, compared to $21.3 million at December 31, 2009, and $4.0 million at March 31, 2009.  This increase was the result of our working with borrowers experiencing financial difficulties by modifying certain loan terms.  The increase between March 31, 2009 and December 31, 2009 was also impacted by our analysis of the Federal Reserve’s October 2009 guidance related to real estate loan workouts, which provided clarification of situations involving borrowers that should be reported as troubled debt restructurings.

Other real estate includes foreclosed, repossessed, and idled properties.  Non-covered other real estate has increased since March 31, 2009, amounting to $10.8 million at March 31, 2010, $8.8 million at December 31, 2009, and $5.4 million at March 31, 2009.  At March 31, 2010, we also held $68.0 million in other real estate that is subject to the loss share agreement with the FDIC.  We believe that the fair values of the items of other real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

Index

The following table presents the detail of our other real estate at each period end:

($ in thousands)	At March 31, 2010 (1)	At December 31, 2009 (1)	At March 31, 2009
Vacant land	$53,556	44,078	1,244
1-4 family residential properties	22,400	10,004	2,846
Commercial real estate	2,906	2,141	1,323
Other	–	–	15
Total other real estate	$78,862	56,223	5,428

(1)	Includes both covered and non-covered real estate.

The following segregates our other real estate at March 31, 2010 into covered and non-covered:

($ in thousands)	Covered Other Real Estate	Non-covered Other Real Estate	Total Other Real Estate
Vacant land	$49,914	3,642	53,556
1-4 family residential properties	16,612	5,788	22,400
Commercial real estate	1,518	1,388	2,906
Other	–	–	–
Total other real estate	$68,044	10,818	78,862

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

Our provision for loan losses amounted to $7.6 million in the first quarter of 2010 compared to $4.5 in the first quarter of 2009.  The higher 2010 amounts were due to negative trends in asset quality as previously discussed.

In the first quarter of 2010, we recorded $5.3 million in net charge-offs, which amounted to 1.01% annualized net charge-offs to average non-covered loans, compared to $1.8 million (0.34%) in the first quarter of 2009.  Our ratio of non-covered nonperforming assets to total non-covered assets was 3.58% at March 31, 2010 compared to 1.66% at March 31, 2009.

At March 31, 2010, the allowance for loan losses amounted to $39.7 million compared to $37.3 million at December 31, 2009 and $31.9 million at March 31, 2009.  The allowance for loan losses as a percentage of total non-covered loans was 1.87% at March 31, 2010, 1.75% at December 31, 2009, and 1.46% at March 31, 2009.

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

	Three Months Ended March 31,	Twelve Months Ended December 31,	Three Months Ended March 31,
($ in thousands)	2010	2009	2009
Loans outstanding at end of period	$2,606,132	2,652,865	2,187,466
Non-covered loans outstanding at end of period	$2,117,873	2,132,843	2,187,466
Covered loans outstanding at end of period	$488,259	520,022	—
Average amount of non-covered loans outstanding	$2,123,498	2,160,225	2,202,782

Allowance for loan losses, at
beginning of year	$37,343	29,256	29,256
Provision for loan losses	7,623	20,186	4,485
	44,966	49,442	33,741
Loans charged off:
Commercial, financial, and agricultural	(1,268)	(2,143)	(137)
Real estate – construction, land development & other land loans	(577)	(1,716)	(98)
Real estate – mortgage – residential (1-4 family) first mortgages	(519)	(4,617)	(771)
Real estate – mortgage – home equity loans / lines of credit	(399)	(1,824)	(137)
Real estate – mortgage – commercial and other	(2,175)	(516)	(299)
Installment loans to individuals	(725)	(1,973)	(594)
Total charge-offs	(5,663)	(12,789)	(2,036)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	–	18	4
Real estate – construction, land development & other land loans	5	9	85
Real estate – mortgage – residential (1-4 family) first mortgages	59	184	31
Real estate – mortgage – home equity loans / lines of credit	149	66	–
Real estate – mortgage – commercial and other	7	129	1
Installment loans to individuals	167	284	86
Total recoveries	387	690	207
Net charge-offs	(5,276)	(12,099)	(1,829)
Allowance for loan losses, at end of period	$39,690	37,343	31,912

Ratios:
Net charge-offs as a percent of average non-covered loans	1.01%	0.56%	0.34%
Allowance for loan losses as a percent of non-covered loans at end
of period	1.87%	1.75%	1.46%

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at March 31, 2010, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2009.

Liquidity, Commitments, and Contingencies

Our liquidity is determined by our ability to convert assets to cash or acquire alternative sources of funds to meet the needs of our customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate our business on an ongoing basis.  Our primary internal liquidity sources are net income

Index

from operations, cash and due from banks, federal funds sold and other short-term investments.  Our securities portfolio is comprised almost entirely of readily marketable securities, which could also be sold to provide cash.

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following four sources - 1) an approximately $330 million line of credit with the Federal Home Loan Bank (of which $30 million was outstanding at March 31, 2010), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at March 31, 2010), 3) an approximately $96 million line of credit through the Federal Reserve Bank of Richmond’s discount window (none of which was outstanding at March 31, 2010) and 4) a $10 million line of credit with a commercial bank (none of which was outstanding at March 31, 2010).  In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was further reduced by $170 million at both March 31, 2010 and December 31, 2009, as a result of our pledging letters of credit for public deposits at each of those dates.  Unused and available lines of credit amounted to $286 million at March 31, 2010 compared to $541 million at December 31, 2009.  The primary reason for the decline in the available lines of credit is explained in the following paragraph.

In January 2010, we received the results of a collateral audit from the FHLB.  Based primarily on a finding that we were not keeping certain original loan documents, but were instead imaging them and shredding the original documents, a significant portion of our collateral pledged to the FHLB was deemed to be ineligible for pledging purposes.  As a result, our FHLB borrowing availability was reduced from the $687 million disclosed in our 2009 Annual Report on Form 10-K to approximately $330 million.

In February 2010, our line of credit with a commercial bank was renewed for a one year period with a $10 million limit compared to the prior limit of $20 million.  The reduction in the line of credit was due to the correspondent bank’s desire to reduce its exposure in this line of business.

Our overall liquidity has improved since March 31, 2009.  As noted previously, excluding the Cooperative acquisition, over the past 12 months, we have experienced $19 million in deposit growth and our loans have decreased $182 million, thereby creating $201 million in additional liquidity.  There was no significant impact on our liquidity as a result of the Cooperative acquisition. Although our liquid assets (cash and securities) as a percentage of our total deposits and borrowings decreased from 17.8% at December 31, 2009 to 15.5% at March 31, 2010, the growth in our deposits and decline in our loans has lessened our reliance on borrowings, which have declined by $105 million since March 31, 2009.

We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future.  We will continue to monitor our liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.

The amount and timing of our contractual obligations and commercial commitments has not changed materially since December 31, 2009, detail of which is presented in Table 18 on page 73 of our 2009 Form 10-K.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics.  We have not engaged in derivative activities through March 31, 2010, and have no current plans to do so.

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

At March 31, 2010, our capital ratios exceeded the regulatory minimum ratios discussed above.  The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	March 31, 2010	December 31, 2009	March 31, 2009
Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	14.32%	13.88%	12.89%
Minimum required Tier I capital	4.00%	4.00%	4.00%

Total risk-based capital to
Tier II risk-adjusted assets	15.58%	15.14%	14.15%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to
adjusted most recent quarter average assets	9.60%	9.30%	10.71%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

Our bank subsidiary is also subject to capital requirements similar to those discussed above.  The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above.  At March 31, 2010, our bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”).  Our TCE ratio was 6.31% at March 31, 2010 compared to 5.94% at December 31, 2009 and 5.82% at March 31, 2009.

Index

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary, since January 1, 2010 that have not previously been discussed.  In Virginia, First Bank does business as “First Bank of Virginia.”

•	We are finalizing the construction of a branch facility in Christiansburg, VA and anticipate opening the branch in May 2010. This will be our sixth branch in southwestern Virginia.

•
In the second quarter of 2010, we plan to dissolve Montgomery Data Services, our data processing subsidiary, by merging it into First Bank.  We no longer plan to offer data processing services to area banks.

•
On February 11, 2010, our insurance subsidiary, First Bank Insurance Services, acquired The Insurance Center, Inc., a Montgomery County, NC based property and casualty insurance agency with over 500 customers.

•
On February 25, 2010, we announced a quarterly cash dividend of $0.08 cents per share payable on April 23, 2010 to shareholders of record on March 31, 2010.  This is the same dividend rate we declared in the first quarter of 2009.

•	There was no stock repurchase activity during 2010.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first three months of 2010.  At March 31, 2010, we had approximately 235,000 shares available for repurchase under existing authority from our board of directors.  We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations.  However, as a result of our participation in the U.S. Treasury’s Capital Purchase Program, we are prohibited from buying back stock without the permission of the Treasury until the preferred stock issued under that program is redeemed.  See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings.  Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities.  It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations.  Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates.  Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin).  Over the past five calendar years, our net interest margin has ranged from a low of 3.74%

Index

(realized in 2008) to a high of 4.33% (realized in 2005).  During that five year period, the prime rate of interest has ranged from a low of 3.25% (which was the rate as of March 31, 2010) to a high of 8.25%.  Our net interest margin for the three month period ended March 31, 2010 was 4.16%.  The consistency of our net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain.  At March 31, 2010, approximately 87% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at March 31, 2010, we had $1.02 billion more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets.  This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment.  However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions.  Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products.  For example, included in interest-bearing liabilities subject to interest rate changes within one year at March 31, 2010 are deposits totaling $1.01 billion comprised of NOW, savings, and certain types of money market deposits with interest rates set by management.  These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

From September 2007 to December 2008, in response to the declining economy, the Federal Reserve announced a series of interest rate reductions with rate cuts totaling 500 basis points and rates reaching historic lows.  As noted above, our net interest margin is negatively impacted, at least in the short-term, by reductions in interest rates.  In addition to the initial normal decline in net interest margin that we experience when interest rates are reduced (as discussed above), the cumulative impact of the magnitude of 500 basis points in interest rate cuts has continued to negatively impact our net interest margin, primarily due to our inability to cut a large portion of our interest-bearing deposits by any significant amount due to their already near-zero interest rate.  Also, for many of our deposit products, including time deposits that have recently matured, we have been unable to lower the interest rates we pay our customers by the full 500 basis point interest rate decrease due to competitive pressures.  The impact of the declining rate environment was mitigated by an initiative we began in late 2007 to add interest rate floors to our adjustable rate loans.  The net impact of those factors was that our net interest margin steadily declined for most of 2008.  In 2009, the Federal Reserve made no changes to the interest rates, which resulted in our net interest margin increasing as we were able to renew matured time deposits at lower rates with only a minimal decrease in our asset yields.  Our net interest margin increased in each of the last four quarters, from 3.68% for the three month period ended March 31, 2009 to 4.16% for the three month period ended March 31, 2010.

Based on our most recent interest rate modeling, which assumes no changes in interest rates for 2010, we project our net interest margin for the remainder of 2010 will remain relatively consistent with the net interest margins recently realized.  We expect lower deposit yields as higher yielding time deposits continue to mature,

Index

while we expect asset yields to decline as a result of lower average loan balances and higher levels of nonaccrual loan balances.

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

Part II.  Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2010 to January
31, 2010	─	─	─	234,667
February 1, 2010 to
February 28, 2010	─	─	─	234,667
March 1, 2010 to March 31,
2010	─	─	─	234,667
Total	─	─	─	234,667	(2)

Footnotes to the Above Table
(1)
All shares available for repurchase are pursuant to publicly announced share repurchase authorizations.  On July 30, 2004, we announced that our Board of Directors had approved the repurchase of 375,000 shares of our common stock.  The repurchase authorization does not have an expiration date.  Subject to the restrictions discussed above related to our participation in the U.S. Treasury’s Capital Purchase Program, there are no plans or programs we have determined to terminate prior to expiration, or under which we do not intend to make further purchases.

Index

(2)
The table above does not include shares that were used by option holders to satisfy the exercise price of the call options we issued to our employees and directors pursuant to our stock option plans.  There were no such exercises during the three months ended March 31, 2010.

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

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 23, 2009, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

4.b	Form of Certificate for Series A Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and is incorporated herein by reference.

4.c	Warrant for Purchase of Shares of Common Stock was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and is incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

May 10, 2010	BY:/s/ Jerry L. Ocheltree
Jerry L. Ocheltree
President
(Principal Executive Officer),
Treasurer and Director

May 10, 2010	BY:/s/ Anna G. Hollers
Anna G. Hollers
Executive Vice President,
Secretary
and Chief Operating Officer

May 10, 2010	BY:/s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer