Form 10-Q
period 2010-06-30
FIRST BANCORP /NC/
filed 2010-08-09
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
_________________

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

The number of shares of the registrant's Common Stock outstanding on July 31, 2010 was 16,780,703.

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

Index

Part I.  Financial Information
Item 1 - Financial Statements

First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands-unaudited)	June 30, 2010	December 31, 2009 (audited)	June 30, 2009

ASSETS
Cash and due from banks, noninterest-bearing	$59,944	60,071	47,761
Due from banks, interest-bearing	148,539	283,175	151,520
Federal funds sold	5,091	7,626	25,710
Total cash and cash equivalents	213,574	350,872	224,991

Securities available for sale	163,317	179,755	189,590

Securities held to maturity (fair values of $47,786, $34,947, and $24,374)	47,312	34,413	24,408

Presold mortgages in process of settlement	3,123	3,967	8,993

Loans – non-covered	2,099,099	2,132,843	2,174,422
Loans – covered by FDIC loss share agreement	455,477	520,022	597,682
Total loans	2,554,576	2,652,865	2,772,104
Less: Allowance for loan losses	(42,215)	(37,343)	(33,185)
Net loans	2,512,361	2,615,522	2,738,919

Premises and equipment	54,026	54,159	52,362
Accrued interest receivable	12,975	14,783	15,154
FDIC loss share receivable	118,072	143,221	185,112
Goodwill	65,835	65,835	65,835
Other intangible assets	4,962	5,113	5,547
Other	122,785	77,716	20,864
Total assets	$3,318,342	3,545,356	3,531,775

LIABILITIES
Deposits: Demand - noninterest-bearing	$293,555	272,422	271,669
NOW accounts	356,626	362,366	271,991
Money market accounts	494,979	496,940	449,007
Savings accounts	157,343	149,338	145,194
Time deposits of $100,000 or more	782,663	816,540	844,626
Other time deposits	709,722	835,502	892,679
Total deposits	2,794,888	2,933,108	2,875,166
Securities sold under agreements to repurchase	61,766	64,058	62,309
Borrowings	76,579	176,811	230,099
Accrued interest payable	2,665	3,054	4,001
Other liabilities	33,706	25,942	30,058
Total liabilities	2,969,604	3,202,973	3,201,633

Commitments and contingencies	─	─	─

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued and outstanding: 65,000 shares	65,000	65,000	65,000
Discount on preferred stock	(3,361)	(3,789)	(4,190)
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued and outstanding: 16,770,119, 16,722,423, and 16,655,577 shares	98,973	98,099	97,409
Common stock warrants	4,592	4,592	4,592
Retained earnings	186,552	182,908	175,933
Accumulated other comprehensive income (loss)	(3,018)	(4,427)	(8,602)
Total shareholders’ equity	348,738	342,383	330,142
Total liabilities and shareholders’ equity	$3,318,342	3,545,356	3,531,775

See notes to consolidated financial statements

Index

First Bancorp and Subsidiaries
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share data-unaudited)	2010	2009	2010	2009

INTEREST INCOME
Interest and fees on loans	$37,609	33,640	75,827	66,192
Interest on investment securities:
Taxable interest income	1,579	1,682	3,109	3,462
Tax-exempt interest income	409	192	763	344
Other, principally overnight investments	121	66	328	105
Total interest income	39,718	35,580	80,027	70,103

INTEREST EXPENSE
Savings, NOW and money market	1,664	1,986	3,528	4,121
Time deposits of $100,000 or more	3,182	4,769	6,654	9,565
Other time deposits	2,825	4,469	6,049	8,963
Securities sold under agreements to repurchase	70	205	184	401
Borrowings	441	708	899	1,500
Total interest expense	8,182	12,137	17,314	24,550

Net interest income	31,536	23,443	62,713	45,553
Provision for loan losses	8,003	3,926	15,626	8,411

Net interest income after provision for loan losses	23,533	19,517	47,087	37,142

NONINTEREST INCOME
Service charges on deposit accounts	3,593	3,250	7,058	6,224
Other service charges, commissions and fees	1,378	1,205	2,723	2,326
Fees from presold mortgages	440	293	812	452
Commissions from sales of insurance and financial products	340	337	762	831
Data processing fees	–	36	32	65
Gain from acquisition	–	67,894	–	67,894
Securities gains (losses)	15	(56)	24	(119)
Other gains (losses)	(1,229)	(183)	(1,180)	(151)
Total noninterest income	4,537	72,776	10,231	77,522

NONINTEREST EXPENSES
Salaries	8,735	6,646	17,351	13,113
Employee benefits	2,589	2,906	5,073	5,265
Total personnel expense	11,324	9,552	22,424	18,378
Net occupancy expense	1,752	1,125	3,640	2,213
Equipment related expenses	1,063	985	2,202	1,966
Intangibles amortization	220	98	435	196
Acquisition expenses	–	792	–	792
Other operating expenses	7,598	6,651	15,536	11,595
Total noninterest expenses	21,957	19,203	44,237	35,140

Income before income taxes	6,113	73,090	13,081	79,524
Income taxes	2,172	28,562	4,702	30,915

Net income	3,941	44,528	8,379	48,609

Preferred stock dividends and accretion	1,026	1,022	2,053	1,963

Net income available to common shareholders	$2,915	43,506	6,326	46,646

Earnings per common share:
Basic	$0.17	2.62	0.38	2.81
Diluted	0.17	2.61	0.38	2.80

Dividends declared per common share	$0.08	0.08	0.16	0.16

Weighted average common shares outstanding:
Basic	16,751,962	16,636,769	16,742,240	16,622,697
Diluted	16,784,126	16,672,989	16,772,969	16,658,917

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands-unaudited)	2010	2009	2010	2009

Net income	$3,941	44,528	8,379	48,609
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	1,190	2,335	2,085	(1,304)
Tax benefit (expense)	(464)	(911)	(813)	509
Reclassification to realized (gains) losses	(15)	56	(24)	119
Tax expense (benefit)	5	(22)	9	(46)
Postretirement Plans:
Amortization of unrecognized net actuarial loss	117	205	234	410
Tax expense	(46)	(65)	(92)	(145)
Amortization of prior service cost and transition obligation	9	9	18	18
Tax expense	(4)	(3)	(8)	(7)
Other comprehensive income (loss)	792	1,604	1,409	(446)

Comprehensive income	$4,733	46,132	9,788	48,163

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In thousands, except per share – unaudited)	Preferred Stock		Preferred Stock Discount	Common Stock		Common Stock Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
				Shares	Amount

Balances, January 1, 2009	$	─	─	16,574	$96,072	─	131,952	(8,156)	219,868

Net income							48,609		48,609
Preferred stock issued		65,000	(4,592)						60,408
Common stock warrants issued						4,592			4,592
Common stock issued under
stock option plans				33	303				303
Common stock issued into
dividend reinvestment plan				49	650				650
Cash dividends declared ($0.16
per common share)							(2,665)		(2,665)
Preferred dividends accrued							(1,561)		(1,561)
Accretion of preferred stock discount			402				(402)		−
Tax benefit realized from
exercise of nonqualified stock
options					73				73
Stock-based compensation					311				311
Other comprehensive income								(446)	(446)

Balances, June 30, 2009		$65,000	(4,190)	16,656	$97,409	4,592	175,933	(8,602)	330,142

Balances, January 1, 2010		$65,000	(3,789)	16,722	$98,099	4,592	182,908	(4,427)	342,383

Net income							8,379		8,379
Common stock issued under
stock option plans				17	171				171
Common stock issued into
dividend reinvestment plan				15	226				226
Cash dividends declared ($0.16
per common share)							(2,682)		(2,682)
Preferred dividends accrued							(1,625)		(1,625)
Accretion of preferred stock discount			428				(428)		−
Tax benefit realized from
exercise of nonqualified
stock options					36				36
Stock-based compensation				16	441				441
Other comprehensive income								1,409	1,409

Balances, June 30, 2010		$65,000	(3,361)	16,770	$98,973	4,592	186,552	(3,018)	348,738

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
($ in thousands-unaudited)	2010	2009
Cash Flows From Operating Activities
Net income	$8,379	48,609
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	15,626	8,411
Net security premium amortization	765	408
Net purchase accounting adjustments	(5,192)	(334)
Loss (gain) on securities	(24)	119
Other gains (losses)	1,180	(67,743)
Increase in net deferred loan costs	(317)	(121)
Depreciation of premises and equipment	1,974	1,753
Stock-based compensation expense	441	311
Amortization of intangible assets	435	196
Origination of presold mortgages in process of settlement	(38,379)	(36,040)
Proceeds from sales of presold mortgages in process of settlement	39,223	30,719
Decrease in accrued interest receivable	1,808	725
Decrease (increase) in other assets	(6,440)	17,265
Decrease in accrued interest payable	(389)	(2,759)
Increase in other liabilities	9,270	8,781
Net cash provided by operating activities	28,360	10,300

Cash Flows From Investing Activities
Purchases of securities available for sale	(33,282)	(63,514)
Purchases of securities held to maturity	(15,173)	(9,720)
Proceeds from maturities/issuer calls of securities available for sale	51,079	83,471
Proceeds from maturities/issuer calls of securities held to maturity	2,235	1,270
Net decrease in loans	42,703	32,663
Proceeds from FDIC loss share agreements	21,192	–
Proceeds from sales of foreclosed real estate	10,030	1,992
Purchases of premises and equipment	(1,809)	(1,631)
Net cash paid for acquisition	(170)	–
Net cash received in acquisition	–	91,696
Net cash provided by investing activities	76,805	136,227

Cash Flows From Financing Activities
Net increase (decrease) in deposits and repurchase agreements	(138,597)	89,683
Repayments of borrowings, net	(100,000)	(296,409)
Cash dividends paid – common stock	(2,674)	(4,055)
Cash dividends paid – preferred stock	(1,625)	(1,561)
Proceeds from issuance of preferred stock and common stock warrants	–	65,000
Proceeds from issuance of common stock	397	953
Tax benefit from exercise of nonqualified stock options	36	73
Net cash used by financing activities	(242,463)	(146,316)

Increase (decrease) in cash and cash equivalents	(137,298)	211
Cash and cash equivalents, beginning of period	350,872	224,780

Cash and cash equivalents, end of period	$213,574	224,991

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$17,703	27,309
Income taxes	7,569	6,136
Non-cash transactions:
Unrealized gain (loss) on securities available for sale, net of taxes	1,257	(723)
Foreclosed loans transferred to other real estate	52,151	3,193

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended June 30, 2010 and 2009

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2010 and 2009 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 2010 and 2009.  All such adjustments were of a normal, recurring nature.  Reference is made to the 2009 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements.  The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.  The Company has evaluated all subsequent events through the date the financial statements were issued.

Note 2 – Accounting Policies

Note 1 to the 2009 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements.  The following paragraphs update that information as necessary.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that removed the concept of a special purpose entity (SPE) from previous accounting guidance.  The amended guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying SPE is no longer applicable.  The guidance was effective for all interim and annual periods beginning after November 15, 2009.  The adoption of this guidance on January 1, 2010 did not have a material impact on the Company’s consolidated statements.

In January 2010, new guidance was issued by the FASB requiring improved disclosures about fair value measurements.  The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, and the reasons for the transfers, and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3).  Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3).  The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010.  The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued new guidance related to subsequent events.  The amendment removed the requirement to disclose the date through which subsequent events have been evaluated, and became effective immediately upon issuance and is to be applied prospectively.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued new guidance related to accounting for acquired troubled loans that are subsequently modified.  The guidance provides that if these loans meet the criteria to be accounted for within a

Index

pool, modifications to one or more of these loans does not result in the removal of the modified loan from the pool even if the modification would otherwise be considered a troubled debt restructuring. The pool of assets in which the loan is included will continue to be considered for impairment.  The amendments do not apply to loans not meeting the criteria to be accounted for within a pool. These amendments are effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued guidance that will require an entity to provide more information about the credit quality of its financing receivables, such as aging information and credit quality indicators, in the disclosures to its financial statements.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how the entity develops its allowance for credit losses and how it manages its credit exposure.  The required disclosures are effective for periods ending on or after December 15, 2010.  The Company will provide all required disclosures beginning with the Annual Report on Form 10-K for the year ended December 31, 2010.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Reclassifications

Certain amounts reported in the period ended June 30, 2009 have been reclassified to conform to the presentation for June 30, 2010.  These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 – Equity-Based Compensation Plans

At June 30, 2010, the Company had the following equity-based compensation plans:  the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, the First Bancorp 1994 Stock Option Plan, and one plan that was assumed from an acquired entity.  The Company’s shareholders approved all equity-based compensation plans, except for those assumed from acquired companies.  The First Bancorp 2007 Equity Plan became effective upon the approval of shareholders on May 2, 2007.  As of June 30, 2010, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

The First Bancorp 2007 Equity Plan and its predecessor plans, the First Bancorp 2004 Stock Option Plan and the First Bancorp 1994 Stock Option Plan (“Predecessor Plans”), are intended to serve as a means to attract, retain and motivate key employees and directors and to associate the interests of the plans’ participants with those of the Company and its shareholders.  The Predecessor Plans only provided for the ability to grant stock options, whereas the First Bancorp 2007 Equity Plan, in addition to providing for grants of stock options, also allows for grants of other types of equity-based compensation, including stock appreciation rights, restricted stock, restricted performance stock, unrestricted stock, and performance units.  Since the First Bancorp 2007 Equity Plan became effective on May 2, 2007, the Company has granted the following stock-based compensation:  1) the grant of 2,250 stock options to each of the Company’s non-employee directors on June 1, 2007, 2008, and 2009, 2) the grant of 5,000 incentive stock options to an executive officer on April 1, 2008 in connection with a corporate acquisition, 3) the grant of 262,599 stock options and 81,337 performance units to 19 senior officers on June 17, 2008 (each performance unit represents the right to acquire one share of the Company’s common stock upon satisfaction of the vesting conditions), 4) the grant of 29,267 long-term restricted shares of common stock to certain senior executive officers on December 11, 2009, and 5) the grant of 1,039 shares of common stock to each of the Company’s non-employee directors on June 1, 2010.

Prior to the June 17, 2008 grant, stock option grants to employees generally had five-year vesting schedules (20% vesting each year) and had been irregular, usually falling into three categories - 1) to attract and retain new employees, 2) to recognize changes in responsibilities of existing employees, and 3) to periodically reward

Index

exemplary performance.  Compensation expense associated with these types of grants is recorded pro-ratably over the vesting period.  As it relates to directors, until 2010 the Company had historically granted 2,250 vested stock options to each of the Company’s non-employee directors in June of each year.  In June 2010, the Company granted 1,039 common shares to each non-employee director, which had approximately the same value as 2,250 stock options. Compensation expense associated with these director grants is recognized on the date of grant since there are no vesting conditions.

The June 17, 2008 grant of a combination of performance units and stock options have both performance conditions (earnings per share (EPS) targets) and service conditions that must be met in order to vest.  The 262,599 stock options and 81,337 performance units represent the maximum number of options and performance units that could have vested if the Company were to achieve specified maximum goals for EPS during the three annual performance periods ending on December 31, 2008, 2009, and 2010.  Up to one-third of the total number of options and performance units granted are subject to vesting annually as of December 31 of each year beginning in 2010, if (1) the Company achieves specific EPS goals during the corresponding performance period and (2) the executive or key employee continues employment for a period of two years beyond the corresponding performance period.  Compensation expense for this grant is recorded over the various service periods based on the estimated number of options and performance units that are probable to vest.  If the awards do not vest, no compensation cost is recognized and any previously recognized compensation cost will be reversed.  The Company did not achieve the minimum EPS performance goal for 2008, and thus one-third of the above grant was permanently forfeited.  As a result of a significant acquisition gain realized in June 2009 related to a failed bank acquisition, the Company achieved the EPS goal for 2009 and recorded compensation expense of $300,000 in 2009 and $150,000 for the first six months of 2010.  Assuming no forfeitures, the Company will record compensation expense of aprproximately $150,000 in the second half of 2010 and approximately $300,000 in 2011 as a result of the vesting of the 2009 performance period awards.  The Company does not believe that the EPS goals for 2010 will be met, and thus no compensation expense has been recorded related to that performance period.

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

Under the terms of the Predecessor Plans and the First Bancorp 2007 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years.  The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).

At June 30, 2010, there were 728,645 options outstanding related to the three First Bancorp plans, with exercise prices ranging from $14.35 to $22.12.  At June 30, 2010, there were 849,356 shares remaining available for grant under the First Bancorp 2007 Equity Plan.  The Company also has a stock option plan as a result of a corporate acquisition.  At June 30, 2010, there were 5,788 stock options outstanding in connection with the acquired plan, with option prices ranging from $10.66 to $15.22.

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

Index

historical volatility is reasonably expected to differ from the past); and the weighted-average expected life is based on the historical behavior of employees related to exercises, forfeitures and cancellations.

The Company’s only equity grants for the six months ended June 30, 2010 were the issuance of 15,585 shares of common stock to non-employee directors on June 1, 2010 (1,039 shares per director).  The fair market value of the Company’s common stock on the grant date was $15.51 per share, which was the closing price of the Company’s common stock on that date.

The Company’s only equity grants for the six months ended June 30, 2009 were grants of 27,000 options to non-employee directors on June 1, 2009 (2,250 options per director).  The per share weighted-average fair value of these options was $6.06 on the date of the grant using the following assumptions:

Six months ended June 30, 2009
Expected dividend yield	2.23%
Risk-free interest rate	3.28%
Expected life	7 years
Expected volatility	46.32%

The Company recorded stock-based compensation expense of $342,000 and $311,000 for the three-month periods ended June 30, 2010 and June 30, 2009, respectively.  For the six-month periods ended June 30, 2010 and June 30, 2009, the Company recorded stock-based compensation expense of $441,000 and $311,000, respectively. Approximately $242,000 of the expense for the three and six months ended June 30, 2010 relates to the June 1, 2010 director grants and is classified as “other operating expenses.”  The remaining 2010 expense is classified as “personnel expense” on the Consolidated Statements of Income with approximately $149,000 ($74,500 each quarter) relating to the June 17, 2008 grants to 19 senior officers and $50,000 ($25,000 each quarter) relating to the vesting of the restricted stock awards granted in December 2009.  Of the $311,000 in expense that was recorded in the three and six month periods ended June 30, 2009, approximately $149,000 relates to the June 17, 2008 officer grants and is classified as “personnel expense” on the Consolidated Statements of Income, while $162,000 relates to the June 1, 2009 director grants and is classified as “other operating expenses.”  Stock-based compensation expense is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows.  The Company recognized $133,000 and $172,000 in income tax benefits in the income statement related to stock-based compensation for the three and six month periods ended June 30, 2010, respectively, and $121,000 in both of the comparable periods of 2009.

At June 30, 2010, the Company had $31,000 of unrecognized compensation costs related to unvested stock options that have vesting requirements based solely on service conditions.  The cost is expected to be amortized over a weighted-average life of 2.3 years, with $18,000 being expensed in 2010, $6,000 being expensed in each of 2011 and 2012, and $1,000 being expensed in 2013.  At June 30, 2010, the Company had $1.3 million in unrecognized compensation expense associated with the June 17, 2008 award grant that has both performance conditions and service conditions.  Based on the performance conditions, the Company believes that only the 2009 performance awards will ultimately vest, and therefore, the Company expects to record $75,000 in each quarter of 2010 and 2011.

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

Index

The following table presents information regarding the activity for the first six months of 2010 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at December 31, 2009	753,116	$17.73

Granted	–	–
Exercised	(18,667)	10.46		$97,940
Forfeited	–	–
Expired	–	–

Outstanding at June 30, 2010	734,449	$17.91	4.7	$22,550

Exercisable at June 30, 2010	572,467	$18.27	3.8	$22,550

The Company received $171,000 and $303,000 as a result of stock option exercises during the six months ended June 30, 2010 and 2009, respectively.  The Company recorded $36,000 in associated tax benefits from the exercise of nonqualified stock options during the six months ended June 30, 2010 compared to $73,000 in the comparable period of 2009.

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

The following table presents information regarding the activity during 2010 related to the Company’s outstanding performance units and restricted stock:

	Nonvested Performance Units		Long-Term Restricted Stock

Six months ended June 30, 2010	Number of Units	Weighted- Average Grant-Date Fair Value	Number of Units	Weighted- Average Grant-Date Fair Value
Nonvested at the beginning of the period	54,225	$16.53	29,267	$13.59
Granted during the period	–	–	–	–
Vested during the period	–	–	–	–
Forfeited or expired during the period	–	–	–	–
Nonvested at end of period	54,225	$16.53	29,267	$13.59

Index

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

	For the Three Months Ended June 30,
	2010			2009
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common
shareholders	$2,915	16,751,962	$0.17	$43,506	16,636,769	$2.62

Effect of Dilutive Securities	-	32,164		-	36,220

Diluted EPS per common share	$2,915	16,784,126	$0.17	$43,506	16,672,989	$2.61

	For the Six Months Ended June 30,
	2010			2009
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common
shareholders	$6,326	16,742,240	$0.38	$46,646	16,622,697	$2.81

Effect of Dilutive Securities	-	30,729		-	36,220

Diluted EPS per common share	$6,326	16,772,969	$0.38	$46,646	16,658,917	$2.80

For the three and six months ended June 30, 2010, there were 464,848 and 609,252 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period.  For both the three and six month periods ended June 30, 2009, there were 731,018 options that were antidilutive because the exercise price exceeded the average market price for the period.  In addition, the warrant issued to the U.S. Treasury (see Note 13) was anti-dilutive for the three and six months ended June 30, 2010 and 2009.  Antidilutive options and warrants have been omitted from the calculation of diluted earnings per share for the respective period.

Index

Note 6 – Securities

The book values and approximate fair values of investment securities at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010				December 31, 2009
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored
enterprise securities	$27,031	27,336	305	–	36,106	36,518	412	–
Mortgage-backed securities	100,010	103,972	3,962	–	109,430	111,797	2,423	(56)
Corporate bonds	15,763	15,099	80	(744)	15,769	14,436	–	(1,333)
Equity securities	16,618	16,910	327	(35)	16,618	17,004	417	(31)
Total available for sale	$159,422	163,317	4,674	(779)	177,923	179,755	3,252	(1,420)

Securities held to maturity:
State and local governments	$47,305	47,779	732	(258)	34,394	34,928	612	(78)
Other	7	7	−	−	19	19	–	–
Total held to maturity	$47,312	47,786	732	(258)	34,413	34,947	612	(78)

Included in mortgage-backed securities at June 30, 2010 were collateralized mortgage obligations with an amortized cost of $4,223,000 and a fair value of $4,388,000.  Included in mortgage-backed securities at December 31, 2009 were collateralized mortgage obligations with an amortized cost of $5,413,000 and a fair value of $5,601,000.

The Company owned Federal Home Loan Bank stock with a cost and fair value of $16,519,000 at June 30, 2010 and December 31, 2009, which is included in equity securities above and serves as part of the collateral for the Company’s line of credit with the Federal Home Loan Bank.  The investment in this stock is a requirement for membership in the Federal Home Loan Bank system.

The following table presents information regarding securities with unrealized losses at June 30, 2010:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise
securities	$–	–	−	−	–	–
Mortgage-backed securities	–	–	−	−	–	–
Corporate bonds	2,948	58	10,233	686	13,181	744
Equity securities	12	7	24	28	36	35
State and local governments	15,048	258	−	−	15,048	258
Total temporarily impaired securities	$18,008	323	10,257	714	28,265	1,037

Index

The following table presents information regarding securities with unrealized losses at December 31, 2009:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise
securities	$–	–	–	–	–	–
Mortgage-backed securities	9,575	56	–	–	9,575	56
Corporate bonds	1,609	224	12,827	1,109	14,436	1,333
Equity securities	17	10	27	21	44	31
State and local governments	5,821	77	230	1	6,051	78
Total temporarily impaired securities	$17,022	367	13,084	1,131	30,106	1,498

In the above tables, all of the non-equity securities that were in an unrealized loss position at June 30, 2010 and December 31, 2009 are bonds that the Company has determined are in a loss position due to interest rate factors, the overall economic downturn in the financial sector, and the broader economy in general.  The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.  The Company has also concluded that each of the equity securities in an unrealized loss position at June 30, 2010 and December 31, 2009 was in such a position due to temporary fluctuations in the market prices of the securities.  The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The aggregate carrying amount of cost-method investments was $16,526,000 and $16,538,000 at June 30, 2010 and December 31, 2009, respectively, which included the Federal Home Loan Bank stock discussed above.  The Company determined that none of its cost-method investments were impaired at either period end.

The book values and approximate fair values of investment securities at June 30, 2010, by contractual maturity, are summarized in the table below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$–	–	300	302
Due after one year but within five years	27,031	27,336	1,638	1,698
Due after five years but within ten years	2,995	2,953	13,523	13,910
Due after ten years	12,768	12,146	31,851	31,876
Mortgage-backed securities	100,010	103,972	−	−
Total debt securities	142,804	146,407	47,312	47,786

Equity securities	16,618	16,910	−	−
Total securities	$159,422	163,317	47,312	47,786

At June 30, 2010 and December 31, 2009, investment securities with book values of $91,390,000 and $85,438,000, respectively, were pledged as collateral for public and private deposits and securities sold under agreements to repurchase.

There were no securities sales during the six months ended June 30, 2010 or 2009.  During the six months ended June 30, 2010, the Company recorded a gain of $24,000 related to the call of three municipal securities.

Index

During the six months ended June 30, 2009, the Company recorded losses of $119,000 related to write-downs of the Company’s equity portfolio.

Note 7 – Loans and Asset Quality Information

On June 19, 2009 the Company acquired substantially all of the assets and liabilities of Cooperative Bank.  (See the Company’s 2009 Annual Report on Form 10-K for more information regarding this transaction.)  The loans and foreclosed real estate that were acquired in this transaction are covered by loss share agreements between the FDIC and the Company’s banking subsidiary, First Bank, which afford First Bank significant loss protection.  Under the loss share agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $303 million and 95% of losses that exceed that amount.  Because of the loss protection provided by the FDIC, the risk of the Cooperative Bank loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreements.  Accordingly, the Company presents separately loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreements as “non-covered loans.”

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	June 30, 2010		December 31, 2009		June 30, 2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$162,645	6%	$173,611	7%	$184,953	7%
Real estate – construction, land
development & other land loans	501,323	20%	551,714	21%	667,080	24%
Real estate – mortgage – residential (1-4
family) first mortgages	817,167	32%	849,875	32%	833,646	30%
Real estate – mortgage – home equity
loans / lines of credit	265,443	11%	270,054	10%	276,227	10%
Real estate – mortgage – commercial and
other	722,988	28%	718,723	27%	716,179	26%
Installment loans to individuals	84,319	3%	88,514	3%	93,663	3%
Subtotal	2,553,885	100%	2,652,491	100%	2,771,748	100%
Unamortized net deferred loan costs	691		374		356
Total loans	$2,554,576		$2,652,865		$2,772,104

As of June 30, 2010, December 31, 2009, and June 30, 2009, net loans include an unamortized premium of $785,000, $883,000 and $981,000, respectively, on loans acquired from Great Pee Dee Bancorp.

Index

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	June 30, 2010		December 31, 2009		June 30, 2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$157,751	7%	$164,225	8%	$174,643	8%
Real estate – construction, land
development & other land loans	377,939	18%	408,458	19%	437,730	20%
Real estate – mortgage – residential (1-4
family) first mortgages	603,051	29%	594,470	28%	589,956	27%
Real estate – mortgage – home equity
loans / lines of credit	244,822	12%	247,995	11%	249,522	12%
Real estate – mortgage – commercial and
other	633,711	30%	632,985	30%	634,834	29%
Installment loans to individuals	81,134	4%	84,336	4%	87,381	4%
Subtotal	2,098,408	100%	2,132,469	100%	2,174,066	100%
Unamortized net deferred loan costs	691		374		356
Total non-covered loans	$2,099,099		$2,132,843		$2,174,422

The carrying amount of the covered loans at June 30, 2010 consisted of impaired and nonimpaired purchased loans, as follows:

($ in thousands)	Impaired Purchased Loans		Nonimpaired Purchased Loans	Total Covered Loans	Unpaid Principal Balance
Covered loans:

Commercial, financial, and agricultural	$	−	4,894	4,894	6,446
Real estate – construction, land development & other land loans		10,117	113,267	123,384	207,812
Real estate – mortgage – residential (1-4 family) first mortgages		−	214,116	214,116	255,223
Real estate – mortgage – home equity loans / lines of credit		−	20,621	20,621	24,584
Real estate – mortgage – commercial and other		4,611	84,666	89,277	115,868
Installment loans to individuals		−	3,185	3,185	3,537
Total		$14,728	440,749	455,477	613,470

The carrying amount of covered loans at December 31, 2009 was as follows:

($ in thousands)	Impaired Purchased Loans		Nonimpaired Purchased Loans	Total Covered Loans	Unpaid Principal Balance
Covered loans:

Commercial, financial, and agricultural	$	−	9,386	9,386	12,406
Real estate – construction, land development & other land loans		29,479	113,777	143,256	254,897
Real estate – mortgage – residential (1-4 family) first mortgages		−	255,405	255,405	329,141
Real estate – mortgage – home equity loans / lines of credit		−	22,059	22,059	24,504
Real estate – mortgage – commercial and other		4,971	80,767	85,738	108,908
Installment loans to individuals		−	4,178	4,178	4,673
Total		$34,450	485,572	520,022	734,529

Index

The following table presents information regarding purchased nonimpaired loans at the Cooperative Bank acquisition date of June 19, 2009 and changes from that date to June 30, 2010.  The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond.

($ in thousands)
Contractual loan principal payments receivable	$738,182
Estimate of contractual principal not expected to be collected – loan discount	(194,460)
Fair value of purchased nonimpaired loans at June 19, 2009	543,722
Principal repayments	(45,670)
Transfers to foreclosed real estate	(13,949)
Accretion of loan discount	1,469
Carrying amount of nonimpaired Cooperative Bank loans at December 31, 2009	$485,572
Principal repayments	(21,578)
Transfers to foreclosed real estate	(26,388)
Accretion of loan discount	3,143
Carrying amount of nonimpaired Cooperative Bank loans at June 30, 2010	$440,749

As reflected in the table above, the Company accreted $3,143,000 of the loan discount on purchased nonimpaired loans into interest income during the first six months of 2010 in order to recognize the difference between the initial recorded investment and the loans’ expected repayment amount.

The following table presents information regarding purchased impaired loans at the Cooperative Bank acquisition date of June 19, 2009 and changes from that date to June 30, 2010.  The Company has initially applied the cost recovery method to all purchased impaired loans at the acquisition date of June 19, 2009 due to the uncertainty as to the timing of expected cash flows as reflected in the following table.

($ in thousands)
Contractually required principal payments receivable	$90,776
Nonaccretable difference	(33,394)
Present value of cash flows expected to be collected	57,382
Accretable difference	−
Fair value of purchased impaired loans at June 19, 2009	57,382
Transfer to foreclosed real estate	(22,932)
Carrying amount of impaired Cooperative Bank loans at December 31, 2009	$34,450
Principal repayments	(482)
Transfer to foreclosed real estate	(19,148)
Change due to loan-charge-off	(324)
Other	232
Carrying amount of impaired Cooperative Bank loans at June 30, 2010	$14,728

Index

The following table presents information regarding all purchased impaired loans, which includes the Company’s acquisition of Great Pee Dee on April 1, 2008, and the Company’s acquisition of certain assets and liabilities of Cooperative Bank on June 19, 2009:

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
As of April 1, 2008 Great Pee Dee acquisition date	$7,663	4,695	2,968
Additions due to borrower advances	663	−	663
Change due to payments received	(510)	−	(510)
Change due to legal discharge of debt	(102)	(102)	−
Balance at December 31, 2008	7,714	4,593	3,121
Additions due to acquisition of Cooperative Bank	90,776	33,394	57,382
Change due to payments received	(822)	(150)	(672)
Transfer to foreclosed real estate	(31,102)	(7,817)	(23,285)
Change due to loan charge-off	(27,273)	(26,778)	(495)
Balance at December 31, 2009	39,293	3,242	36,051
Change due to payments received	(678)	–	(678)
Transfer to foreclosed real estate	(19,148)	–	(19,148)
Change due to loan charge-off	(949)	(625)	(324)
Other	(55)	(286)	231
Balance at June 30, 2010	$18,463	2,331	16,132

Each of the purchased impaired loans are on nonaccrual status and considered to be impaired.  Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal.  Thus, there is no accretable yield associated with the above loans.  Through June 30, 2010, the Company has received $67,000 in payments that exceeded the initial carrying amount of the purchased impaired loans.  These payments were recorded as interest income.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, and other real estate.  Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	June 30, 2010	December 31, 2009	June 30, 2009

Non-covered nonperforming assets
Nonaccrual loans	$73,152	62,206	43,210
Restructured loans	20,392	21,283	3,995
Accruing loans >90 days past due	–	–	–
Total non-covered nonperforming loans	93,544	83,489	47,205
Other real estate	14,690	8,793	6,032
Total non-covered nonperforming assets	$108,234	92,282	53,237

Covered nonperforming assets (1)
Nonaccrual loans (2)	$98,669	117,916	78,413
Restructured loans	8,450	–	–
Accruing loans > 90 days past due	–	–	–
Total covered nonperforming loans	107,119	117,916	78,413
Other real estate	80,074	47,430	12,415
Total covered nonperforming assets	$187,193	165,346	90,828

Total nonperforming assets	$295,427	257,628	144,065

(1) Covered nonperforming assets consist of assets that are included in loss-share agreements with the FDIC.
(2) At June 30, 2010, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $146.5 million.

Index

The following table presents information related to impaired loans, as defined by relevant accounting standards.

($ in thousands)	As of /for the six months ended June 30, 2010	As of /for the year ended December 31, 2009	As of /for the six months ended June 30, 2009
Impaired loans at period end
Non-covered	$93,544	55,574	28,068
Covered	107,119	94,746	57,382
Total impaired loans at period end	$200,663	150,320	85,450

Average amount of impaired loans for period
Non-covered	$79,913	36,171	24,804
Covered	106,096	34,161	3,487
Average amount of impaired loans for period – total	$186,009	70,332	28,291

Allowance for loan losses related to impaired loans at period end (1)	$12,060	9,717	4,878

Amount of impaired loans with no related allowance at period end
Non-covered	$26,092	30,236	14,143
Covered	107,119	94,746	57,382
Total impaired loans with no related allowance at period end	$133,211	124,982	71,525

(1) Relates entirely to non-covered loans.

All of the impaired loans noted in the table above were on nonaccrual status at each respective period end except for those classified as restructured loans (see previous table above for balances).

Index

Note 8 – Deferred Loan Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan costs of approximately $691,000, $374,000, and $356,000 at June 30, 2010, December 31, 2009, and June 30, 2009, respectively.

Note 9 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of June 30, 2010, December 31, 2009, and June 30, 2009 and the carrying amount of unamortized intangible assets as of those same dates.  The Company recorded $284,000 in customer lists intangibles in connection with the acquisition of an insurance agency in February 2010.

	June 30, 2010		December 31, 2009		June 30, 2009
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible
assets:
Customer lists	$678	266	394	241	394	226
Core deposit premiums	7,590	3,040	7,590	2,630	7,590	2,211
Total	$8,268	3,306	7,984	2,871	7,984	2,437

Unamortizable intangible
assets:
Goodwill	$65,835		65,835		65,835

Amortization expense totaled $220,000 and $98,000 for the three months ended June 30, 2010 and 2009, respectively.  Amortization expense totaled $435,000 and $196,000 for the six months ended June 30, 2010 and 2009, respectively.

The following table presents the estimated amortization expense for the last half of calendar year 2010 and for each of the four calendar years ending December 31, 2014 and the estimated amount amortizable thereafter.  These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
July 1 to December 31, 2010	$439
2011	864
2012	853
2013	742
2014	639
Thereafter	1,425
Total	$4,962

Index

Note 10 – Pension Plans

The Company sponsors two defined benefit pension plans – a qualified retirement plan (the “Pension Plan”) which is generally available to all employees, and a Supplemental Executive Retirement Plan (the “SERP”), which is for the benefit of certain senior management executives of the Company.

The Company recorded pension expense totaling $783,000 and $976,000 for the three months ended June 30, 2010 and 2009, respectively, related to the Pension Plan and the SERP.  The following table contains the components of the pension expense.

	For the Three Months Ended June 30,
	2010	2009	2010	2009	2010 Total	2009 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$424	439	118	107	542	546
Interest cost	378	337	92	89	470	426
Expected return on plan assets	(355)	(235)	─	─	(355)	(235)
Amortization of transition obligation	1	1	─	─	1	1
Amortization of net (gain)/loss	99	190	18	40	117	230
Amortization of prior service cost	3	3	5	5	8	8
Net periodic pension cost	$550	735	233	241	783	976

The Company recorded pension expense totaling $1,566,000 and $1,873,000 for the six months ended June 30, 2010 and 2009, respectively, related to the Pension Plan and the SERP.  The following table contains the components of the pension expense.

	For the Six Months Ended June 30,
	2010	2009	2010	2009	2010 Total	2009 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$848	844	236	232	1,084	1,076
Interest cost	756	680	184	164	940	844
Expected return on plan assets	(710)	(499)	─	─	(710)	(499)
Amortization of transition obligation	2	2	─	─	2	2
Amortization of net (gain)/loss	198	380	36	54	234	434
Amortization of prior service cost	6	6	10	10	16	16
Net periodic pension cost	$1,100	1,413	466	460	1,566	1,873

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

Index

Note 11 – Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income.  Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards.  The components of accumulated other comprehensive income (loss) for the Company are as follows:

	June 30, 2010	December 31, 2009	June 30, 2009
Unrealized gain (loss) on securities
available for sale	$3,895	1,832	(912)
Deferred tax asset (liability)	(1,520)	(715)	356
Net unrealized gain (loss) on securities
available for sale	2,375	1,117	(556)

Additional pension liability	(8,913)	(9,164)	(13,240)
Deferred tax asset	3,520	3,620	5,194
Net additional pension liability	(5,393)	(5,544)	(8,046)

Total accumulated other
comprehensive income (loss)	$(3,018)	(4,427)	(8,602)

Note 12 – Fair Value

The carrying amounts and estimated fair values of financial instruments at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
($ in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	$59,944	59,944	60,071	60,071
Due from banks, interest-bearing	148,539	148,539	283,175	283,175
Federal funds sold	5,091	5,091	7,626	7,626
Securities available for sale	163,317	163,317	179,755	179,755
Securities held to maturity	47,312	47,786	34,413	34,947
Presold mortgages in process of settlement	3,123	3,123	3,967	3,967
Loans, net of allowance	2,512,361	2,483,443	2,615,522	2,583,289
FDIC loss share receivable	118,072	116,560	143,221	141,253
Accrued interest receivable	12,975	12,975	14,783	14,783

Deposits	2,794,888	2,801,230	2,933,108	2,942,539
Securities sold under agreements to repurchase	61,766	61,766	64,058	64,058
Borrowings	76,579	45,747	176,811	141,176
Accrued interest payable	2,665	2,665	3,054	3,054

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

Relevant accounting guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Index

The following table summarizes the Company’s assets and liabilities that were measured at fair value at June 30, 2010.

($ in thousands)

	Fair Value at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise
securities	$27,336	$––	$27,336	$—
Mortgage-backed securities	103,972	––	103,972	––
Corporate bonds	15,099	––	15,099	––
Equity securities	16,910	391	16,519	––
Total available for sale securities	163,317	391	162,926	––

Nonrecurring
Impaired loans – covered	$107,119	$—	$107,119	$—
Impaired loans – non-covered	93,544	––	93,544	––
Other real estate – covered	80,074	—	80,074	—
Other real estate – non-covered	14,690	––	14,690	––

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

There were no transfers to or from Level 1 and 2 during the three or six months ended June 30, 2010.

For the six months ended June 30, 2010, the increase in the fair value of securities available for sale was $2,085,000 which is included in other comprehensive income (net of tax expense of $813,000).  For the six months ended June 30, 2009, the decrease in the fair value of securities available for sale was $1,304,000 which is included in other comprehensive income (net of tax benefit of $509,000).  Fair value measurement methods at June 30, 2010 are consistent with those used in prior reporting periods.

Index

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

The aggregate fair value result for both the preferred stock and the common stock warrant was determined to be $39.0 million, with 7% of this aggregate total attributable to the warrant and 93% attributable to the preferred stock.  Therefore, the $65 million issuance was allocated with $60.4 million being assigned to the preferred stock and $4.6 million being assigned to the common stock warrant.

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

For the first six months of 2010 and 2009, the Company accrued approximately $1,625,000 and $1,561,000, respectively, in preferred dividend payments and accreted $428,000 and $402,000, respectively, of the discount on the preferred stock.  These amounts are deducted from net income in computing “Net income available to common shareholders.”

Index

Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition

CRITICAL ACCOUNTING POLICIES

We follow and apply accounting principles that conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry.  Certain of these principles involve a significant amount of judgment and/or use of estimates based on our best assumptions at the time of the estimation.  We have identified three policies as being more sensitive in terms of judgments and estimates, taking into account their overall potential impact on our consolidated financial statements – 1) the allowance for loan losses, 2) intangible assets, and 3) valuation of acquired assets.

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

The second component of the allowance model is an estimate of losses for all loans not considered to be impaired loans.  Loans that we have classified as having “standard” credit risk are segregated by loan type, and estimated loss percentages are assigned to each loan type, based on the historical losses, current economic conditions, and operational conditions specific to each loan type.   Loans that we have risk-graded as having more than “standard” risk but not considered to be impaired are segregated between those relationships with outstanding balances exceeding $500,000 and those that are less than that amount.  For those loan relationships with outstanding balances exceeding $500,000, we review the attributes of each individual loan and assign any necessary loss reserve based on various factors including payment history, borrower strength, collateral value, and guarantor strength.  For loan relationships less than $500,000 with more than standard risk but not considered to be impaired, loss percentages are based on a multiple of the estimated loss rate for loans of a similar loan type with normal risk.  The multiples assigned vary by type of loan, depending on risk, and we have consulted with an external credit review firm in assigning those multiples.

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

Index

Loans covered under loss share agreements with the FDIC are recorded at fair value at acquisition date.  Therefore, amounts deemed uncollectible at acquisition date become a part of the fair value calculation and are excluded from the allowance for loan losses.  Subsequent decreases in the amount expected to be collected result in a provision for loan losses with a corresponding increase in the allowance for loan losses.  Subsequent increases in the amount expected to be collected result in a reversal of any previously recorded provision for loan losses and related allowance for loan losses, or prospective adjustment to the accretable yield if no provision for loan losses had been recorded.  Proportional adjustments are also recorded to the FDIC receivable under the loss share agreements.

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

The primary identifiable intangible asset we typically record in connection with a whole bank or bank branch acquisition is the value of the core deposit intangible, whereas when we acquire an insurance agency, the primary identifiable intangible asset is the value of the acquired customer list.  Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions:  customer attrition/runoff, alternative funding costs, deposit servicing costs, and discount rates.  We typically engage a third-party consultant to assist in each analysis.  For the whole bank and bank branch acquisitions recorded to date, the core deposit intangibles have generally been estimated to have a life ranging from seven to ten years, with an accelerated rate of amortization.  For insurance agency acquisitions, the identifiable intangible assets related to the customer lists were determined to have a life of ten to fifteen years, with amortization occurring on a straight-line basis.

Subsequent to the initial recording of the identifiable intangible assets and goodwill, we amortize the identifiable intangible assets over their estimated average lives, as discussed above.  In addition, on at least an annual basis, goodwill is evaluated for impairment by comparing the fair value of our reporting units to their related carrying value, including goodwill (our community banking operation is currently our only material reporting unit).  At our last evaluation, the fair value of our community banking operation exceeded its carrying value, including goodwill.  If the carrying value of a reporting unit were ever to exceed its fair value, we would determine whether the implied fair value of the goodwill, using a discounted cash flow analysis, exceeded the carrying value of the goodwill.  If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess.  Performing such a discounted cash flow analysis would involve the significant use of estimates and assumptions.

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

Fair Value and Discount Accretion of Acquired Loans

We consider the determination of the initial fair value of loans acquired in the June 19, 2009, FDIC-assisted transaction with Cooperative Bank, the initial fair value of the related FDIC loss share receivable, and the subsequent discount accretion of the purchased loans to involve a high degree of judgment and complexity.  The carrying values of the acquired loans and the FDIC loss share receivable reflect management’s best estimate of the amount to be realized on each of these assets.  We determined current fair value accounting estimates of the assumed assets and liabilities in accordance with relevant accounting guidance.  However, the amount that we realize on these assets could differ materially from the carrying value reflected in our financial statements, based upon the timing of collections on the acquired loans in future periods.  To the extent the actual values realized for the acquired loans are different from the estimates, the FDIC loss share receivable will generally be impacted in an offsetting manner due to the loss-sharing support from the FDIC.

Because of the inherent credit losses associated with the acquired loans, the amount that we recorded as the fair values for the loans was less than the contractual unpaid principal balance due from the borrowers, with the difference being referred to as the “discount” on the acquired loans.  We have initially applied the cost recovery method permitted by relevant accounting guidance to all purchased impaired loans due to the uncertainty as to the timing of expected cash flows.  This will result in the recognition of interest income on these impaired loans only when the cash payments received from the borrower exceed the recorded net book value of the related loans.

For nonimpaired purchased loans, we have elected to accrete the discount in a manner consistent with the guidance for accounting for loan origination fees and costs.

Current Accounting Matters

See Note 2 to the Consolidated Financial Statements above for information about accounting standards that we have recently adopted.

RESULTS OF OPERATIONS

Overview

Net income available to common shareholders for the three and six months ended June 30, 2010 amounted to $2.9 million, or $0.17 per diluted common share, and $6.3 million, or $0.38 per diluted common share, respectively.  For the three and six months ended June 30, 2009, net income available to common shareholders amounted to $43.5 million, or $2.61 per diluted common share, and $46.6 million, or $2.80 per diluted common share, respectively.

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

Index

Net Interest Income and Net Interest Margin

Net interest income for the second quarter of 2010 amounted to $31.5 million, a 34.5% increase over the second quarter of 2009.  Net interest income for the six months ended June 30, 2010 amounted to $62.7 million, a 37.7% increase over the comparable period in 2009.  The increase in net interest income was due to balance sheet growth realized from the Cooperative Bank acquisition and a higher net interest margin.

Our net interest margin (tax-equivalent net interest income divided by average earnings assets) in the second quarter of 2010 was 4.35%, a 19 basis point increase from the 4.16% realized in the first quarter of 2010 and a 61 basis point increase from the 3.74% margin realized in the second quarter of 2009.  The primary reason for the increase in the net interest margin is that we have been able to lower rates on maturing time deposits that were originated in periods of higher interest rates.

Provision for Loan Losses and Asset Quality

Our provision for loan losses amounted to $8.0 million in the second quarter of 2010 compared to $7.6 million in the first quarter of 2010 and $3.9 million in the second quarter of 2009.  The higher provision for loan losses is a result of higher levels of classified and nonperforming assets and the impact of declining real estate values on our collateral-dependent real estate loans.

Our non-covered nonperforming assets (which excludes assets covered by loss share agreements with the FDIC) amounted to $108 million at June 30, 2010, compared to $101 million at March 31, 2010 and $53 million at June 30, 2009.   At June 30, 2010, the ratio of non-covered nonperforming assets to total non-covered assets was 3.89%, compared to 3.58% at March 31, 2010, and 1.82% at June 30, 2009.

Our ratio of annualized net charge-offs to average non-covered loans was 1.05% for the second quarter of 2010 compared to 1.01% for the first quarter of 2010 and 0.49% in the second quarter of 2009.

Noninterest Income

Total noninterest income was $4.5 million in the second quarter of 2010 and $10.2 million for the six months ended June 30, 2010.  This compares to noninterest income of $72.8 million for the second quarter of 2009 and $77.5 million for the six months ended June 30, 2009.  Each of the periods in 2009 include a $67.9 million gain related to the June 2009 acquisition of Cooperative Bank.  Most other categories of noninterest income increased as a result of a larger customer base that resulted from the Cooperative Bank acquisition.

In the second quarter of 2010, we recorded $1.2 million in write-downs (net of FDIC reimbursable amounts) on foreclosed properties covered by FDIC loss sharing agreements, which is included in “Other gains (losses)” in the Consolidated Statements of Income.  The write-downs were necessary as a result of updated appraisals obtained on these properties during the quarter.

Noninterest Expenses

Noninterest expenses amounted to $22.0 million in the second quarter of 2010, a 14.3% increase over the $19.2 million recorded in the same period of 2009.  Noninterest expenses for the six months ended June 30, 2010 amounted to $44.2 million, a 25.9% increase from the $35.1 million recorded in the first six months of 2009.  The increase is primarily attributable to incremental operating expenses associated with the Cooperative Bank acquisition that occurred late in the second quarter of 2009.  Included in other noninterest expenses for the second quarter of 2010 are approximately $0.7 million in costs associated with collection activities on loans and foreclosed properties covered by FDIC loss sharing agreements compared to $1 million in the first quarter of 2010 and zero in the first six months of 2009.  During the first quarter of 2010, we were also impacted by a fraud loss of $0.6 million.

Index

Our effective tax rate has declined from approximately 39% in 2009 to 36% in 2010 as a result of purchases of tax-exempt investment securities during 2010.

Balance Sheet and Capital

Total assets at June 30, 2010 amounted to $3.3 billion, a 6.0% decrease from a year earlier.  Total loans at June 30, 2010 amounted to $2.6 billion, a 7.8% decrease from a year earlier, and total deposits amounted to $2.8 billion at June 30, 2010, a 2.8% decrease from a year earlier.

We continue to experience a general decline in loans during 2010, with loans decreasing approximately $98 million, or 3.7%, since December 31, 2009.  Although we originate and renew a significant amount of loans each month, normal paydowns of loans are exceeding new loan growth.  Overall, loan demand remains weak in most of our market areas.

Our deposits declined by $138 million, or 4.7%, during the first six months of 2010.  This decrease was primarily a result of the loss of $117 million in relatively high cost time deposits, including $73 million in internet time deposits, that matured and were not renewed during the first six months of 2010.  Brokered deposits remained at a low level at June 30, 2010, comprising just 3.3% of total deposits, with internet deposits comprising an additional 2.0%.

During the first quarter of 2010, we utilized a portion of our excess liquidity to pay down our borrowings by $100 million, as further discussed below under “Liquidity, Commitments and Contingencies”.

We remain well-capitalized by all regulatory standards with a Total Risk-Based Capital Ratio of 16.43%.  (See “Capital Resources” below for comparisons of our capital ratios with prior periods and regulatory minimums.)  Our tangible common equity to tangible assets ratio was 6.56% at June 30, 2010, an increase of 96 basis points from a year earlier.  We continue to have outstanding $65 million in preferred stock that was issued to the U.S. Treasury in January 2009.

Our annualized return on average assets for the three and six month periods ended June 30, 2010 was 0.35% and 0.38%, respectively, compared to 6.40% and 3.52% for the comparable periods of 2009.  This ratio was calculated by dividing annualized net income available to common shareholders by average assets.

Our annualized return on average common equity for the three and six month periods ended June 30, 2010 was 4.11% and 4.51%, respectively, compared to 76.25% and 41.61% for the comparable periods of 2009.  This ratio was calculated by dividing annualized net income available to common shareholders by average common equity.

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets.  Net interest income for the three month period ended June 30, 2010 amounted to $31,536,000, an increase of $8,093,000, or 34.5%, from the $23,443,000 recorded in the second quarter of 2009.  Net interest income on a tax-equivalent basis for the three month period ended June 30, 2010 amounted to $31,867,000, an increase of $8,237,000, or 34.9%, from the $23,630,000 recorded in the second quarter of 2009.  We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

Index

	Three Months Ended June 30,
($ in thousands)	2010	2009
Net interest income, as reported	$31,536	23,443
Tax-equivalent adjustment	331	187
Net interest income, tax-equivalent	$31,867	23,630

Net interest income for the six months ended June 30, 2010 amounted to $62,713,000, an increase of $17,160,000, or 37.7%, from the $45,553,000 recorded in the first six months of 2009.  Net interest income on a tax-equivalent basis for the six months ended June 30, 2010 amounted to $63,339,000, an increase of $17,436,000, or 38.0%, from the $45,903,000 recorded in the first six months of 2009.

	Six Months Ended June,
($ in thousands)	2010	2009
Net interest income, as reported	$62,713	45,553
Tax-equivalent adjustment	626	350
Net interest income, tax-equivalent	$63,339	45,903

There are two primary factors that cause changes in the amount of net interest income we record - 1) growth in loans and deposits, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three and six months ended June 30, 2010, the increase in net interest income over the comparable periods in 2009 was due to both higher levels of loans and deposits compared to a year ago (see discussion below) and a higher net interest margin.

Our net interest margin in the second quarter of 2010 was 4.35%, a 19 basis point increase from the 4.16% realized in the first quarter of 2010 and a 61 basis point increase from the 3.74% realized in the second quarter of 2009.  There have been no changes in the interest rates set by the Federal Reserve since December 2008, and we have been able to lower rates on maturing time deposits that were originated in periods of higher rates.  Also, to a lesser degree, we have been able to progressively lower interest rates on various types of savings, NOW and money market accounts.

Our net interest margin also benefitted from purchase accounting adjustments associated with the Cooperative Bank acquisition and, to a lesser degree, the acquisition of Great Pee Dee Bancorp in 2008.  For the six months ended June 30, 2010 and 2009, we recorded $5,192,000 and $334,000, respectively, in net positive purchase accounting adjustments that increased net interest income.  The table below presents the components of the purchase accounting adjustments.

	For the Three Months Ended		For the Six Months Ended
($ in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest income – reduced by premium amortization on loans	$(49)	(49)	(98)	(98)
Interest income – increased by accretion of loan discount	1,659	−	3,143	−
Interest expense – reduced by premium amortization of deposits (1)	731	−	1,915	200
Interest expense – reduced by premium amortization of borrowings	116	116	232	232
Impact on net interest income	$2,457	67	5,192	334

(1) At June 30, 2010, the remaining unamortized premium on deposits was $296,000, all of which is scheduled to be amortized in the third quarter of 2010.

Index

The following table presents net interest income analysis on a tax-equivalent basis.

	For the Three Months Ended June 30,
	2010			2009
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,575,926	5.86%	$37,609	$2,249,130	6.00%	$33,640
Taxable securities	166,295	3.81%	1,579	165,555	4.08%	1,682
Non-taxable securities (2)	46,002	6.45%	740	20,407	7.45%	379
Short-term investments	151,255	0.32%	121	101,931	0.26%	66
Total interest-earning assets	2,939,478	5.46%	40,049	2,537,023	5.65%	35,767

Cash and due from banks	60,480			36,701
Premises and equipment	54,157			52,200
Other assets	262,856			99,290
Total assets	$3,316,971			$2,725,214

Liabilities
NOW accounts	$341,914	0.28%	$240	$228,436	0.29%	$167
Money market accounts	508,044	0.87%	1,098	397,052	1.48%	1,467
Savings accounts	158,007	0.83%	326	128,828	1.10%	352
Time deposits >$100,000	698,612	1.83%	3,182	655,567	2.92%	4,769
Other time deposits	824,700	1.37%	2,825	598,780	2.99%	4,469
Total interest-bearing deposits	2,531,277	1.22%	7,671	2,008,663	2.24%	11,224
Securities sold under agreements
to repurchase	56,635	0.50%	70	55,046	1.49%	205
Borrowings	76,487	2.31%	441	97,962	2.90%	708
Total interest-bearing liabilities	2,664,399	1.23%	8,182	2,161,671	2.25%	12,137

Non-interest-bearing deposits	287,304			246,711
Other liabilities	15,938			22,939
Shareholders’ equity	349,330			293,893
Total liabilities and
shareholders’ equity	$3,316,971			$2,725,214

Net yield on interest-earning
assets and net interest income		4.35%	$31,867		3.74%	$23,630
Interest rate spread		4.23%			3.40%

Average prime rate		3.25%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2)
Includes tax-equivalent adjustments of $331,000 and $187,000 in 2010 and 2009, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax-exempt status.  This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Index

	For the Six Months Ended June 30,
	2010			2009
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,601,782	5.88%	$75,827	$2,225,956	6.00%	$66,192
Taxable securities	170,345	3.68%	3,109	163,519	4.27%	3,462
Non-taxable securities (2)	42,679	6.56%	1,389	18,058	7.75%	694
Short-term investments	187,500	0.35%	328	87,218	0.24%	105
Total interest-earning assets	3,002,306	5.42%	80,653	2,494,751	5.69%	70,453

Cash and due from banks	58,732			37,652
Premises and equipment	54,219			52,225
Other assets	263,497			86,424
Total assets	$3,378,754			$2,671,052

Liabilities
NOW accounts	$334,160	0.28%	$456	$213,799	0.24%	$257
Money market accounts	521,124	0.93%	2,413	378,921	1.66%	3,114
Savings accounts	155,472	0.85%	659	126,033	1.20%	750
Time deposits >$100,000	765,237	1.75%	6,654	631,498	3.05%	9,565
Other time deposits	807,001	1.51%	6,049	592,621	3.05%	8,963
Total interest-bearing deposits	2,582,994	1.27%	16,231	1,942,872	2.35%	22,649
Securities sold under agreements
to repurchase	57,352	0.65%	184	53,039	1.52%	401
Borrowings	91,628	1.98%	899	125,303	2.41%	1,500
Total interest-bearing liabilities	2,731,974	1.28%	17,314	2,121,214	2.33%	24,550

Non-interest-bearing deposits	281,568			238,027
Other liabilities	17,284			23,607
Shareholders’ equity	347,928			288,204
Total liabilities and
shareholders’ equity	$3,378,754			$2,671,052

Net yield on interest-earning
assets and net interest income		4.25%	$63,339		3.71%	$45,903
Interest rate spread		4.14%			3.36%

Average prime rate		3.25%			3.25%
(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)
Includes tax-equivalent adjustments of $626,000 and $350,000 in 2010 and 2009, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax-exempt status.  This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the second quarter of 2010 were $2.576 billion, which was 14.5% higher than the average loans outstanding for the second quarter of 2009 ($2.249 billion).  Average loans outstanding for the six months ended June 30, 2010 were $2.602 billion, which was 16.9% higher than the average loans outstanding for the six months ended June 30, 2009 ($2.226 billion).  The mix of our loan portfolio remained substantially the same at June 30, 2010 compared to December 31, 2009, with approximately 91% of our loans being real estate loans, 6% being commercial, financial, and agricultural loans, and the remaining 3% being consumer installment loans.  The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Average deposits outstanding for the second quarter of 2010 were $2.819 billion, which was 25.0% higher than the average deposits outstanding for the second quarter of 2009 ($2.255 billion).  Average deposits outstanding for the six months ended June 30, 2010 were $2.865 billion, which was 31.3% higher than the average

Index

deposits outstanding for the six months ended June 30, 2009 ($2.181 billion).  Generally, we can reinvest funds from deposits at higher yields than the interest rate being paid on those deposits, and therefore increases in deposits typically result in higher amounts of net interest income.

A majority of the increase in average loans and deposits over the past year came as a result of the acquisition of Cooperative Bank.  On June 19, 2009, we acquired most of the assets and liabilities of Cooperative Bank, including approximately $601 million in loans and $712 million in deposits.  The effect of the higher amounts of average loans and deposits was to increase net interest income in 2010.  As noted earlier, loans and deposits both declined during the first six months of 2010.

The yields earned on assets and rates paid on liabilities (funding costs) have both declined, primarily as a result of the maturity and repricing of assets and liabilities that were originated during periods of higher interest rates.  Due largely to a steep yield curve and our continued initiative to require generally higher loan interest rates to better compensate us for our risk, our funding costs have declined by a greater amount than our asset yields have decreased, which has resulted in a higher net interest margin in the first six months of 2010.  As derived from the above table, in the second quarter of 2010, the average yield on interest-earning assets was 5.46%, a 19 basis point decline from the 5.65% yield in the comparable period of 2009, while the average rate on interest bearing liabilities declined by 102 basis points, from 2.25% in the second quarter of 2009 to 1.23% in the second quarter of 2010.

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

Our provision for loan losses amounted to $8,003,000 in the second quarter of 2010 versus $3,926,000 in the second quarter of 2009.  The provision for loan losses for the six months ended June 30, 2010 was $15,626,000 compared to $8,411,000 recorded in the first half of 2009.  The higher provision for loan losses in 2010 is a result of higher levels of classified and nonperforming assets and the impact of declining real estate values on our collateral-dependent real estate loans.

The increases in the provisions for loan losses are solely attributable to our “non-covered” loan portfolio, which excludes loans assumed from Cooperative Bank that are subject to loss share agreements with the FDIC.  We do not expect to record any significant loan loss provisions in the foreseeable future related to Cooperative Bank’s loan portfolio because these loans were written down to estimated fair market value in connection with the recording of the acquisition.

Our non-covered nonperforming assets were $108.2 million at June 30, 2010 compared to $92.3 million at December 31, 2009 and $53.2 million at June 30, 2009.  At June 30, 2010, the ratio of non-covered nonperforming assets to total non-covered assets was 3.89%, compared to 3.10% at December 31, 2009, and 1.82% at June 30, 2009.

Our ratio of annualized net charge-offs to average non-covered loans was 1.05% for the second quarter of 2010 compared to 0.49% in the second quarter of 2009.  Our ratio of annualized net charge-offs to average non-covered loans was 1.03% for the six months ended June 30, 2010 compared to 0.41% for the comparable period of 2009.

Our nonperforming assets that are covered by FDIC loss share agreements have increased from $91 million at June 30, 2009 to $165 million at December 31, 2009, and $187 million at June 30, 2010.  We continue to submit claims to the FDIC on a regular basis pursuant to the loss share agreements.

Noninterest income amounted to $4.5 million in the second quarter of 2010 and $10.2 million for the six months ended June 30, 2010.  This compares to noninterest income of $72.8 million for the second quarter of 2009 and $77.5 million for the six months ended June 30, 2009.  Each of the periods in 2009 include a $67.9 million gain related to the June 2009 acquisition of Cooperative Bank.  Most other categories of noninterest income increased as a result of a larger customer base that resulted from the Cooperative Bank acquisition.

Index

In the second quarter of 2010, we recorded $1.2 million in write-downs (net of FDIC reimbursable amounts) on foreclosed properties covered by FDIC loss sharing agreements, which is included in “Other gains (losses)” in the Consolidated Statements of Income.  The write-downs were necessary as a result of updated appraisals obtained on these properties during the quarter.

On August 15, 2010, we will implement new regulations related to fees on debit card overdrafts. The regulations will prohibit us from charging fees if we allow debit card overdrafts unless the customer has opted-in for such protection. We expect these regulations to negatively impact our noninterest income, but we are attempting to lessen the impact by actively soliciting opt-in coverage for our checking account customers. We cannot estimate the impact of our adoption of these regulations at this time.

Noninterest expenses amounted to $22.0 million in the second quarter of 2010, a 14.3% increase over the $19.2 million recorded in the same period of 2009.  Noninterest expenses for the six months ended June 30, 2010 amounted to $44.2 million, a 25.9% increase from the $35.1 million recorded in the first six months of 2009.  The increase is primarily attributable to incremental operating expenses associated with the Cooperative Bank acquisition that occurred late in the second quarter of 2009.  Included in other noninterest expenses for the second quarter of 2010 are approximately $0.7 million in costs associated with collection activities on loans and foreclosed properties covered by FDIC loss sharing agreements compared to $1 million in the first quarter of 2010 and zero in the first six months of 2009.  During the first quarter of 2010, we were also impacted by a fraud loss of $0.6 million.

The increases in noninterest expenses recorded in 2010 compared to 2009 were partially offset by the following expenses recorded in the second quarter of 2009 that did not recur in 2010 – 1) an FDIC assessment levied on all banks amounting to $1.6 million and 2) merger expenses of $0.8 million associated with the Cooperative Bank acquisition.

The provision for income taxes was $2.2 million in the second quarter of 2010, an effective tax rate of 35.5%, compared to $28.6 million in the second quarter of 2009, an effective tax rate of 39.1%.  For the six months ended June 30, 2010, our provision for income taxes was $4.7 million, an effective tax rate of 35.9%, compared to $30.9 million, an effective tax rate of 38.9%, for the comparable period of 2009.  The decline in our effective tax rate was a result of purchases of tax-exempt securities during 2010.  We currently expect our effective tax rate to remain at approximately 36% for the foreseeable future.

The Consolidated Statements of Comprehensive Income reflect other comprehensive income of $0.8 million and $1.4 million for the three and six month periods ended June 30, 2010, respectively, and other comprehensive income of $1.6 million for the three months ended June 30, 2009, and other comprehensive losses of $0.5 million for the six months ended June 30, 2009.  The primary component of other comprehensive income/loss for the periods presented was changes in unrealized holding gains/losses of our available for sale securities.  Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase.  Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

FINANCIAL CONDITION

Total assets at June 30, 2010 amounted to $3.3 billion, a 6.0% decrease from a year earlier.  Total loans at June 30, 2010 amounted to $2.6 billion, a 7.8% decrease from a year earlier, and total deposits amounted to $2.8 billion at June 30, 2010, a 2.8% decrease from a year earlier.

Index

The following table presents information regarding the nature of our changes in our levels of loans and deposits for the twelve months ended June 30, 2010 and for the first six months of 2010.

July 1, 2009 to June 30, 2010	Balance at beginning of period	Internal Growth	Growth from Acquisitions	Balance at end of period	Total percentage growth	Percentage growth, excluding acquisitions
	($ in thousands)

Loans	$2,772,104	(217,528)	─	2,554,576	-7.8%	-7.8%

Deposits - Noninterest bearing	$271,669	21,886	─	293,555	8.1%	8.1%
Deposits – NOW	271,991	84,635	─	356,626	31.1%	31.1%
Deposits - Money market	449,007	45,972	─	494,979	10.2%	10.2%
Deposits – Savings	145,194	12,149	─	157,343	8.4%	8.4%
Deposits - Brokered time	108,933	(17,738)	─	91,195	-16.3%	-16.3%
Deposits – Internet time	168,562	(114,027)	─	54,535	-67.6%	-67.6%
Deposits - Time>$100,000	673,370	(5,326)	─	668,044	-0.8%	-0.8%
Deposits - Time<$100,000	786,440	(107,829)	─	678,611	-13.7%	-13.7%
Total deposits	$2,875,166	(80,278)	─	2,794,888	-2.8%	-2.8%

January 1, 2010 to June 30, 2010
Loans	$2,652,865	(98,289)	─	2,554,576	-3.7%	-3.7%

Deposits - Noninterest bearing	$272,422	21,133	─	293,555	7.8%	7.8%
Deposits – NOW	362,366	(5,740)	─	356,626	-1.6%	-1.6%
Deposits - Money market	496,940	(1,961)	─	494,979	-0.4%	-0.4%
Deposits – Savings	149,338	8,005	─	157,343	5.4%	5.4%
Deposits - Brokered time	76,332	14,863	─	91,195	19.5%	19.5%
Deposits – Internet time	128,024	(73,489)	─	54,535	-57.4%	-57.4%
Deposits - Time>$100,000	704,128	(36,084)	─	668,044	-5.1%	-5.1%
Deposits - Time<$100,000	743,558	(64,947)	─	678,611	-8.7%	-8.7%
Total deposits	$2,933,108	(138,220)	─	2,794,888	-4.7%	-4.7%

As derived from the table above, for the twelve months preceding June 30, 2010, our loans decreased by $218 million, or 7.8%.  Over that same period, deposits decreased $80 million, or 2.8%.  For the first six months of 2010, internally generated loans decreased $98 million, or 3.7%, while internally generated deposits decreased by $138 million, or 4.7%.  We believe internally generated loans have declined due to lower loan demand in the recessionary economy, as well as an initiative we began in 2008 to require generally higher loan interest rates to better compensate us for our risk.  During the first six months of 2010, approximately $117 million in relatively high cost time deposits, including $73 million in internet time deposits, matured and were not renewed.

The mix of our loan portfolio remains substantially the same at June 30, 2010 compared to December 31, 2009.  The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Index

Note 7 to the consolidated financial statements presents additional detailed information regarding our mix of loans, including a break-out between loans covered by FDIC loss sharing agreements and non-covered loans.

($ in thousands)	June 30, 2010		December 31, 2009		June 30, 2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Commercial, financial, and agricultural	$162,645	6%	$173,611	7%	$184,953	7%
Real estate – construction, land
development & other land loans	501,323	20%	551,714	21%	667,080	24%
Real estate – mortgage – residential (1-4
family) first mortgages	817,167	32%	849,875	32%	833,646	30%
Real estate – mortgage – home equity
loans / lines of credit	265,443	11%	270,054	10%	276,227	10%
Real estate – mortgage – commercial and
other	722,988	28%	718,723	27%	716,179	26%
Installment loans to individuals	84,319	3%	88,514	3%	93,663	3%
Subtotal	2,553,885	100%	2,652,491	100%	2,771,748	100%
Unamortized net deferred loan costs	691		374		356
Total loans	$2,554,576		$2,652,865		$2,772,104

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

Index

Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	June 30, 2010	December 31, 2009	June 30, 2009

Non-covered nonperforming assets
Nonaccrual loans	$73,152	62,206	43,210
Restructured loans	20,392	21,283	3,995
Accruing loans >90 days past due	–	–	–
Total non-covered nonperforming loans	93,544	83,489	47,205
Other real estate	14,690	8,793	6,032
Total non-covered nonperforming assets	$108,234	92,282	53,237

Covered nonperforming assets (1)
Nonaccrual loans (2)	$98,669	117,916	78,413
Restructured loans	8,450	–	–
Accruing loans > 90 days past due	–	–	–
Total covered nonperforming loans	107,119	117,916	78,413
Other real estate	80,074	47,430	12,415
Total covered nonperforming assets	$187,193	165,346	90,828

Total nonperforming assets	$295,427	257,628	144,065

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	0.85%	0.54%	0.47%
Nonperforming loans to total loans	7.86%	7.59%	4.53%
Nonperforming assets to total assets	8.90%	7.27%	4.08%
Allowance for loan losses to total loans	1.65%	1.41%	1.20%
Allowance for loan losses to nonperforming loans	21.04%	18.54%	26.42%

Asset Quality Ratios – Based on Non-covered Assets only
Net charge-offs to average non-covered loans - annualized	1.05%	0.69%	0.49%
Non-covered nonperforming loans to non-covered loans	4.46%	3.91%	2.17%
Non-covered nonperforming assets to total non-covered assets	3.89%	3.10%	1.82%
Allowance for loan losses to non-covered loans	2.01%	1.75%	1.53%
Allowance for loan losses to non-covered nonperforming loans	45.13%	44.73%	70.30%

(1) Covered nonperforming assets consist of assets that are included in loss-share agreements with the FDIC.
(2) At June 30, 2010, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $146.5 million.

We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

Consistent with the recessionary economy, we have experienced increases in loan losses, delinquencies and nonperforming assets.  Our total nonperforming assets were also significantly impacted by the Cooperative Bank acquisition. Our non-covered nonperforming assets were $108.2 million at June 30, 2010 compared to $92.3 million at December 31, 2009 and $53.2 million at June 30, 2009.  Our ratio of annualized net charge-offs to average non-covered loans was 1.05% for the second quarter of 2010 compared to 0.49% in the second quarter of 2009.  Our ratio of annualized net charge-offs to average loans was 1.03% for the six months ended June 30, 2010 compared to 0.41% for the comparable period of 2009.

Index

The following is the composition by loan type of all of our nonaccrual loans at each period end, including both covered and non-covered loans:

($ in thousands)	At June 30, 2010	At December 31, 2009	June 30, 2009
Commercial, financial, and agricultural	$3,603	4,033	2,424
Real estate – construction, land development, and other land loans	83,626	80,669	75,178
Real estate – mortgage – residential (1-4 family) first mortgages	45,067	48,424	26,754
Real estate – mortgage – home equity loans/lines of credit	7,527	16,951	4,461
Real estate – mortgage – commercial and other	31,254	28,476	11,457
Installment loans to individuals	744	1,569	1,349
Total nonaccrual loans	$171,821	180,122	121,623

The following segregates our nonaccrual loans at June 30, 2010 into covered and non-covered loans:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$509	3,094	3,603
Real estate – construction, land development, and other land loans	49,965	33,661	83,626
Real estate – mortgage – residential (1-4 family) first mortgages	24,244	20,823	45,067
Real estate – mortgage – home equity loans/lines of credit	3,341	4,186	7,527
Real estate – mortgage – commercial and other	20,596	10,658	31,254
Installment loans to individuals	14	730	744
Total nonaccrual loans	$98,669	73,152	171,821

The following is the composition of our nonaccrual loans at December 31, 2009:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$263	3,770	4,033
Real estate – construction, land development, and other land loans	54,023	26,646	80,669
Real estate – mortgage – residential (1-4 family) first mortgages	31,315	17,109	48,424
Real estate – mortgage – home equity loans/lines of credit	13,451	3,500	16,951
Real estate – mortgage – commercial and other	18,595	9,881	28,476
Installment loans to individuals	269	1,300	1,569
Total nonaccrual loans	$117,916	62,206	180,122

At June 30, 2010, troubled debt restructurings amounted to $28.8 million, compared to $21.3 million at December 31, 2009, and $4.0 million at June 30, 2009.  This increase was the result of our working with borrowers experiencing financial difficulties by modifying certain loan terms.  The increase between June 30, 2009 and December 31, 2009 was also impacted by our analysis of the Federal Reserve’s October 2009 guidance related to real estate loan workouts, which provided clarification of situations involving borrowers that should be reported as troubled debt restructurings.

Other real estate includes foreclosed, repossessed, and idled properties.  Non-covered other real estate has increased since June 30, 2009, amounting to $14.7 million at June 30, 2010, $8.8 million at December 31, 2009, and $6.0 million at June 30, 2009.  At June 30, 2010, we also held $80.0 million in other real estate that is subject to loss share agreements with the FDIC.  We believe that the fair values of the items of other real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

Index

The following table presents the detail of our other real estate at each period end, including both covered and non-covered real estate:

($ in thousands)	At June 30, 2010	At December 31, 2009	At June 30, 2009
Vacant land	$67,015	44,078	10,907
1-4 family residential properties	23,414	10,004	6,133
Commercial real estate	4,335	2,141	1,407
Other	–	–	–
Total other real estate	$94,764	56,223	18,447

The following segregates our other real estate at June 30, 2010 into covered and non-covered:

($ in thousands)	Covered Other Real Estate	Non-covered Other Real Estate	Total Other Real Estate
Vacant land	$61,706	5,309	67,015
1-4 family residential properties	16,663	6,751	23,414
Commercial real estate	1,705	2,630	4,335
Other	–	–	–
Total other real estate	$80,074	14,690	94,764

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

Our provision for loan losses amounted to $8.0 million in the second quarter of 2010 compared to $3.9 million in the second quarter of 2009.  The provision for loan losses for the six month period ended June 30, 2010 was $15,626,000 compared to $8,411,000 recorded in the first half of 2009.  The higher 2010 amounts were due to negative trends in asset quality as previously discussed.

In the second quarter of 2010, we recorded $5.5 million in net charge-offs, which amounted to 1.05% annualized net charge-offs to average non-covered loans, compared to $2.7 million (0.49%) in the second quarter of 2009.  For the six month periods ended June 30, 2010 and 2009, our annualized net charge-offs to average non-covered loans ratios were 1.03% and 0.41%, respectively. Our ratio of non-covered nonperforming assets to total non-covered assets was 3.89% at June 30, 2010 compared to 1.82% at June 30, 2009.

At June 30, 2010, the allowance for loan losses amounted to $42.2 million compared to $37.3 million at December 31, 2009 and $33.2 million at June 30, 2009.  The allowance for loan losses as a percentage of total non-covered loans was 2.01% at June 30, 2010, 1.75% at December 31, 2009, and 1.53% at June 30, 2009.

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

Index

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

	Six Months Ended June 30,	Twelve Months Ended December 31,	Six Months Ended June 30,
($ in thousands)	2010	2009	2009
Loans outstanding at end of period	$2,554,576	2,652,865	2,772,104
Non-covered loans outstanding at end of period	$2,099,099	2,132,843	2,174,422
Covered loans outstanding at end of period	$455,477	520,022	597,682
Average amount of non-covered loans outstanding	$2,113,863	2,160,225	2,193,906

Allowance for loan losses, at beginning of year	$37,343	29,256	29,256
Provision for loan losses	15,626	20,186	8,411
	52,969	49,442	37,667
Loans charged off:
Commercial, financial, and agricultural	(2,877)	(2,143)	(997)
Real estate – construction, land development & other land loans	(2,932)	(1,716)	(309)
Real estate – mortgage – residential (1-4 family) first mortgages	(1,490)	(4,617)	(1,745)
Real estate – mortgage – home equity loans / lines of credit	(1,349)	(1,824)	(390)
Real estate – mortgage – commercial and other	(1,412)	(516)	(315)
Installment loans to individuals	(1,282)	(1,973)	(1,049)
Total charge-offs	(11,342)	(12,789)	(4,805)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	15	18	13
Real estate – construction, land development & other land loans	33	9	4
Real estate – mortgage – residential (1-4 family) first mortgages	201	184	73
Real estate – mortgage – home equity loans / lines of credit	96	66	–
Real estate – mortgage – commercial and other	10	129	89
Installment loans to individuals	233	284	144
Total recoveries	588	690	323
Net charge-offs	(10,754)	(12,099)	(4,482)
Allowance for loan losses, at end of period	$42,215	37,343	33,185

Ratios:
Net charge-offs as a percent of average non-covered loans	1.03%	0.56%	0.41%
Allowance for loan losses as a percent of non-covered loans at end
of period	2.01%	1.75%	1.53%

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at June 30, 2010, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2009.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following four sources - 1) an approximately $327 million line of credit with the Federal Home Loan Bank (of which $30 million was outstanding at June 30, 2010), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at June 30, 2010), 3) an approximately $87 million line of credit through the Federal Reserve Bank of Richmond’s discount window (none of which was outstanding at June 30, 2010) and 4) a $10 million line of credit with a commercial bank (none of which was outstanding at June 30, 2010).  In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was further reduced by $203 million at June 30, 2010 and $170 million at December 31, 2009, as a result of our pledging letters of credit for public deposits at each of those dates.  Unused and available lines of credit amounted to $241 million at June 30, 2010 compared to $541 million at December 31, 2009.  The primary reason for the decline in the available lines of credit is explained in the following paragraph.

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

Our overall liquidity has improved over the past 12 months. Since June 30, 2009, our loans have decreased $217 million, while our deposits have decreased only $138 million, thereby creating $79 million in additional liquidity.  We used a portion of our excess liquidity to pay off $100 million in FHLB borrowings during the first half of 2010.

We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future.  We will continue to monitor our liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.

The amount and timing of our contractual obligations and commercial commitments has not changed materially since December 31, 2009, detail of which is presented in Table 18 on page 73 of our 2009 Annual Report on Form 10-K.

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

Index

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics.  We have not engaged in derivative activities through June 30, 2010, and have no current plans to do so.

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

At June 30, 2010, our capital ratios exceeded the regulatory minimum ratios discussed above.  The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	June 30, 2010	March 31, 2010	Dec. 31, 2009	June 30, 2009
Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	15.17%	14.32%	13.88%	12.95%
Minimum required Tier I capital	4.00%	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	16.43%	15.58%	15.14%	14.20%
Minimum required total risk-based capital	8.00%	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted most recent quarter average assets	10.04%	9.60%	9.30%	11.77%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%	4.00%

Our bank subsidiary is also subject to capital requirements similar to those discussed above.  The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above.  At June 30, 2010, our bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

Index

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”).  Our TCE ratio was 6.56% at June 30, 2010 compared to 5.94% at December 31, 2009 and 5.60% at June 30, 2009.

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary, since January 1, 2010 that have not previously been discussed.  In Virginia, First Bank does business as “First Bank of Virginia.”

•	Our bank subsidiary, First Bank, is holding 75th anniversary celebrations throughout the branch network during August. First Bank opened for business in Troy, North Carolina in 1935.

•	We opened a bank branch in Christiansburg, Virginia on May 24, 2010. This branch is our sixth in southwestern Virginia.

•
During the second quarter of 2010, our data processing subsidiary, Montgomery Data Services, was merged into First Bank.  Montgomery Data Services had ceased providing data processing services to banks other than First Bank earlier in the year, and we decided we no longer desired to offer these services to other banks.

•
On February 11, 2010, our insurance subsidiary, First Bank Insurance Services, acquired The Insurance Center, Inc., a Montgomery County, NC-based property and casualty insurance agency with over 500 customers.

•
On May 26, 2010, we announced a quarterly cash dividend of $0.08 cents per share payable on July 23, 2010 to shareholders of record on June 30, 2010.  This is the same dividend rate we declared in the second quarter of 2009.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first six months of 2010.  At June 30, 2010, we had approximately 235,000 shares available for repurchase under existing authority from our board of directors.  We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations.  However, as a result of our participation in the U.S. Treasury’s Capital Purchase Program, we are prohibited from buying back stock without the permission of the Treasury until the preferred stock issued under that program is redeemed.  See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Index

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings.  Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities.  It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations.  Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates.  Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin).  Over the past five calendar years, our net interest margin has ranged from a low of 3.74% (realized in 2008) to a high of 4.33% (realized in 2005).  During that five year period, the prime rate of interest has ranged from a low of 3.25% (which was the rate as of June 30, 2010) to a high of 8.25%.  Our net interest margin for the three and six month periods ended June 30, 2010 was 4.35% and 4.25%, respectively.  The consistency of our net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain.  At June 30, 2010, approximately 85% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at June 30, 2010, we had $1.02 billion more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets.  This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment.  However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions.  Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products.  For example, included in interest-bearing liabilities subject to interest rate changes within one year at June 30, 2010 are deposits totaling $1.01 billion comprised of NOW, savings, and certain types of money market deposits with interest rates set by management.  These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

From September 2007 to December 2008, in response to the declining economy, the Federal Reserve announced a series of interest rate reductions with rate cuts totaling 500 basis points and rates reaching historic lows.  As noted above, our net interest margin is negatively impacted, at least in the short-term, by reductions in interest rates.  In addition to the initial normal decline in net interest margin that we experience when interest rates

Index

are reduced (as discussed above), the cumulative impact of the magnitude of 500 basis points in interest rate cuts has continued to negatively impact our net interest margin, primarily due to our inability to cut a large portion of our interest-bearing deposits by any significant amount due to their already near-zero interest rate.  Also, for many of our deposit products, including time deposits that have recently matured, we have been unable to lower the interest rates we pay our customers by the full 500 basis point interest rate decrease due to competitive pressures.  The impact of the declining rate environment was mitigated by an initiative we began in late 2007 to add interest rate floors to our adjustable rate loans and to require generally higher loan interest rates to better compensate us for our risk.  The net impact of those factors was that our net interest margin steadily declined for most of 2008.  In 2009, the Federal Reserve made no changes to the interest rates, which resulted in our net interest margin increasing as we were able to renew matured time deposits at lower rates with only a minimal decrease in our asset yields.  Our net interest margin has steadily increased in each of the last five quarters, from 3.68% for the three month period ended March 31, 2009 to 4.35% for the three month period ended June 30, 2010.

Based on our most recent interest rate modeling, which assumes no changes in interest rates for 2010, we project our net interest margin for the remainder of 2010 will remain relatively consistent with the net interest margins recently realized.  We expect lower deposit yields as higher yielding time deposits continue to mature, while we expect asset yields to decline as a result of lower average loan balances and higher levels of nonaccrual loan balances.

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

Index

Part II.  Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1, 2010 to April 30, 2010	─	─	─	234,667
May 1, 2010 to May 31, 2010	─	─	─	234,667
June 1, 2010 to June 30, 2010	─	─	─	234,667
Total	─	─	─	234,667	(2)

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

(2)
The table above does not include shares that were used by option holders to satisfy the exercise price of the call options we issued to our employees and directors pursuant to our stock option plans. In May 2010, a total of 1,471 shares of our common stock, with a weighted average market price of $16.06 per share, were used to satisfy an exercise of options.

There were no unregistered sales of our securities during the six months ended June 30, 2010.

Item 6 - Exhibits

The following exhibits are filed with this report or, as noted, are incorporated by reference.  Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

3.a
Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference.  Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference.  Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010, and are incorporated herein by reference.

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 23, 2009, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

Index

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

FIRST BANCORP

August 9, 2010	BY:/s/ Jerry L. Ocheltree
Jerry L. Ocheltree
President
(Principal Executive Officer),
Treasurer and Director

August 9, 2010	BY:/s/ Anna G. Hollers
Anna G. Hollers
Executive Vice President,
Secretary
and Chief Operating Officer

August 9, 2010	BY:/s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer