Form 10-Q
period 2010-09-30
FIRST BANCORP /NC/
filed 2010-11-09
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

Commission File Number  0-15572

FIRST BANCORP

(Exact Name of Registrant as Specified in its Charter)

NORTH CAROLINA	56-1421916
(STATE OF OTHER JURASDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

341 NORTH MAIN STREET, TROY, NORTH CAROLINA	27371-0508
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)	(910) 576-6171

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

☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Non-Accelerated Filer (Do not check if a smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ YES     ☒ NO

The number of shares of the registrant's Common Stock outstanding on October 31, 2010 was 16,797,070.

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

Index

Part I.  Financial Information
Item 1 - Financial Statements

First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands-unaudited)	September 30, 2010	December 31, 2009 (audited)	September 30, 2009

ASSETS
Cash and due from banks, noninterest-bearing	$51,812	60,071	43,667
Due from banks, interest-bearing	246,771	283,175	232,877
Federal funds sold	21,092	7,626	7,548
Total cash and cash equivalents	319,675	350,872	284,092

Securities available for sale	143,047	179,755	168,860

Securities held to maturity (fair values of $54,300, $34,947, and $28,692)	51,661	34,413	27,747

Presold mortgages in process of settlement	3,226	3,967	8,420

Loans – non-covered	2,096,439	2,132,843	2,147,615
Loans – covered by FDIC loss share agreements	413,735	520,022	578,485
Total loans	2,510,174	2,652,865	2,726,100
Less: Allowance for loan losses	(44,999)	(37,343)	(34,444)
Net loans	2,465,175	2,615,522	2,691,656

Premises and equipment	54,039	54,159	52,868
Accrued interest receivable	13,135	14,783	15,163
FDIC loss share receivable	93,125	143,221	187,029
Goodwill	65,835	65,835	65,835
Other intangible assets	4,742	5,113	5,330
Other	146,677	77,716	18,494
Total assets	$3,360,337	3,545,356	3,525,494

LIABILITIES
Deposits: Demand - noninterest-bearing	$290,388	272,422	268,097
NOW accounts	370,654	362,366	264,267
Money market accounts	492,983	496,940	477,092
Savings accounts	154,955	149,338	142,391
Time deposits of $100,000 or more	759,037	816,540	883,784
Other time deposits	683,465	835,502	886,009
Total deposits	2,751,482	2,933,108	2,921,640
Securities sold under agreements to repurchase	68,157	64,058	58,209
Borrowings	158,907	176,811	176,927
Accrued interest payable	2,421	3,054	3,688
Other liabilities	28,415	25,942	28,648
Total liabilities	3,009,382	3,202,973	3,189,112

Commitments and contingencies	─	─	─

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued and outstanding: 65,000 shares	65,000	65,000	65,000
Discount on preferred stock	(3,146)	(3,789)	(3,990)
Common stock, no par value per share. Authorized: 40,000,000, 20,000,000, and 20,000,000 shares
Issued and outstanding: 16,785,750, 16,722,423, and 16,671,983 shares	99,303	98,099	97,745
Common stock warrants	4,592	4,592	4,592
Retained earnings	188,028	182,908	179,988
Accumulated other comprehensive income (loss)	(2,822)	(4,427)	(6,953)
Total shareholders’ equity	350,955	342,383	336,382
Total liabilities and shareholders’ equity	$3,360,337	3,545,356	3,525,494

See notes to consolidated financial statements

Index

First Bancorp and Subsidiaries
Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share data-unaudited)	2010	2009	2010	2009

INTEREST INCOME
Interest and fees on loans	$36,897	41,404	112,724	107,596
Interest on investment securities:
Taxable interest income	1,364	1,650	4,473	5,112
Tax-exempt interest income	414	232	1,177	576
Other, principally overnight investments	135	188	463	293
Total interest income	38,810	43,474	118,837	113,577

INTEREST EXPENSE
Savings, NOW and money market	1,541	2,355	5,069	6,476
Time deposits of $100,000 or more	2,991	5,020	9,645	14,586
Other time deposits	2,713	4,794	8,762	13,756
Securities sold under agreements to repurchase	60	198	244	599
Borrowings	434	597	1,333	2,097
Total interest expense	7,739	12,964	25,053	37,514

Net interest income	31,071	30,510	93,784	76,063
Provision for loan losses	8,391	5,200	24,017	13,611

Net interest income after provision for loan losses	22,680	25,310	69,767	62,452

NONINTEREST INCOME
Service charges on deposit accounts	3,350	3,811	10,408	10,035
Other service charges, commissions and fees	1,325	1,216	4,048	3,542
Fees from presold mortgages	404	395	1,216	847
Commissions from sales of insurance and financial products	325	333	1,087	1,164
Data processing fees	–	38	32	103
Gain from acquisition	–	–	–	67,894
Securities gains (losses)	1	6	25	(113)
Other gains (losses)	(1,448)	(58)	(2,628)	(209)
Total noninterest income	3,957	5,741	14,188	83,263

NONINTEREST EXPENSES
Salaries	8,637	8,549	25,988	21,662
Employee benefits	2,672	2,901	7,745	8,166
Total personnel expense	11,309	11,450	33,733	29,828
Net occupancy expense	1,768	2,070	5,408	4,283
Equipment related expenses	1,044	1,013	3,246	2,979
Intangibles amortization	219	218	654	414
Acquisition expenses	–	290	–	1,082
Other operating expenses	6,371	5,912	21,907	17,507
Total noninterest expenses	20,711	20,953	64,948	56,093

Income before income taxes	5,926	10,098	19,007	89,622
Income taxes	2,078	3,716	6,780	34,631

Net income	3,848	6,382	12,227	54,991

Preferred stock dividends and accretion	1,027	995	3,080	2,958

Net income available to common shareholders	$2,821	5,387	9,147	52,033

Earnings per common share:
Basic	$0.17	0.32	0.55	3.13
Diluted	0.17	0.32	0.54	3.12

Dividends declared per common share	$0.08	0.08	0.24	0.24

Weighted average common shares outstanding:
Basic	16,779,554	16,664,544	16,754,678	16,636,646
Diluted	16,807,135	16,805,770	16,784,032	16,674,649

See notes to consolidated financial statements.

Index

 First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands-unaudited)	2010	2009	2010	2009

Net income	$3,848	6,382	12,227	54,991
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	150	2,484	2,235	1,180
Tax benefit (expense)	(58)	(969)	(871)	(460)
Reclassification to realized (gains) losses	(1)	(6)	(25)	113
Tax expense (benefit)	1	2	10	(44)
Postretirement Plans:
Amortization of unrecognized net actuarial loss	164	217	398	652
Tax expense	(65)	(85)	(157)	(254)
Amortization of prior service cost and transition obligation	8	9	26	27
Tax expense	(3)	(3)	(11)	(11)
Other comprehensive income (loss)	196	1,649	1,605	1,203
Comprehensive income	$4,044	8,031	13,832	56,194

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

				Common Stock
(In thousands, except per share - unaudited)	Preferred Stock		Preferred Stock Discount	Shares	Amount	Common Stock Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity

Balances, January 1, 2009	$	─	─	16,574	$96,072	−	131,952	(8,156)	219,868

Net income							54,991		54,991
Preferred stock issued		65,000	(4,592)						60,408
Common stock warrants issued						4,592			4,592
Common stock issued under stock option plans				36	335				335
Common stock issued into dividend reinvestment plan				62	879				879
Cash dividends declared ($0.24 per common share)							(3,997)		(3,997)
Preferred dividends accrued							(2,356)		(2,356)
Accretion of preferred stock discount			602				(602)		−
Tax benefit realized from exercise of nonqualified stock options					73				73
Stock-based compensation					386				386
Other comprehensive income								1,203	1,203

Balances, September 30, 2009		$65,000	(3,990)	16,672	$97,745	4,592	179,988	(6,953)	336,382

Balances, January 1, 2010		$65,000	(3,789)	16,722	$98,099	4,592	182,908	(4,427)	342,383

Net income							12,227		12,227
Common stock issued under stock option plans				17	171				171
Common stock issued into dividend reinvestment plan				31	456				456
Cash dividends declared ($0.24 per common share)							(4,026)		(4,026)
Preferred dividends accrued							(2,438)		(2,438)
Accretion of preferred stock discount			643				(643)		−
Tax benefit realized from exercise of nonqualified stock options					36				36
Stock-based compensation				16	541				541
Other comprehensive income								1,605	1,605

Balances, September 30, 2010		$65,000	(3,146)	16,786	$99,303	4,592	188,028	(2,822)	350,955

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
($ in thousands-unaudited)	2010	2009
Cash Flows From Operating Activities
Net income	$12,227	54,991
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	24,017	13,611
Net security premium amortization	1,096	722
Net purchase accounting adjustments	(6,742)	(2,473)
Loss (gain) on securities	(25)	113
Other (gains) losses	2,628	(67,685)
Increase in net deferred loan costs	(488)	(186)
Depreciation of premises and equipment	2,963	2,652
Stock-based compensation expense	541	386
Amortization of intangible assets	654	414
Origination of presold mortgages in process of settlement	(60,158)	(65,523)
Proceeds from sales of presold mortgages in process of settlement	60,899	60,775
Decrease in accrued interest receivable	1,648	716
Decrease (increase) in other assets	(1,230)	17,710
Decrease in accrued interest payable	(633)	(3,072)
Increase (decrease) in other liabilities	(1,913)	6,671
Net cash provided by operating activities	35,484	19,822

Cash Flows From Investing Activities
Purchases of securities available for sale	(42,284)	(69,616)
Purchases of securities held to maturity	(19,710)	(13,435)
Proceeds from maturities/issuer calls of securities available for sale	80,225	112,648
Proceeds from maturities/issuer calls of securities held to maturity	2,367	1,626
Net decrease in loans	51,136	72,784
Proceeds from FDIC loss share agreements	46,433	−
Proceeds from sales of foreclosed real estate	16,840	3,633
Purchases of premises and equipment	(2,811)	(3,036)
Net cash paid for acquisition	(170)	−
Net cash received in acquisition	–	91,696
Net cash provided by investing activities	132,026	196,300

Cash Flows From Financing Activities
Net increase (decrease) in deposits and repurchase agreements	(175,316)	134,129
Repayments of borrowings, net	(17,600)	(349,465)
Cash dividends paid – common stock	(4,016)	(5,809)
Cash dividends paid – preferred stock	(2,438)	(1,952)
Proceeds from issuance of preferred stock and common stock warrants	–	65,000
Proceeds from issuance of common stock	627	1,214
Tax benefit from exercise of nonqualified stock options	36	73
Net cash used by financing activities	(198,707)	(156,810)

Increase (decrease) in cash and cash equivalents	(31,197)	59,312
Cash and cash equivalents, beginning of period	350,872	224,780

Cash and cash equivalents, end of period	$319,675	284,092

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$25,686	40,586
Income taxes	16,238	10,592
Non-cash transactions:
Unrealized gain on securities available for sale, net of taxes	1,349	789
Foreclosed loans transferred to other real estate	94,949	5,151

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended September 30, 2010 and 2009

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2010 and 2009 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 2010 and 2009.  All such adjustments were of a normal, recurring nature.  Reference is made to the 2009 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.  The Company has evaluated all subsequent events through the date the financial statements were issued.

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

Index

In April 2010, the FASB issued new guidance related to accounting for acquired troubled loans that are subsequently modified.  The guidance provides that if these loans meet the criteria to be accounted for within a pool, modifications to one or more of these loans does not result in the removal of the modified loan from the pool even if the modification would otherwise be considered a troubled debt restructuring.  The pool of assets in which the loan is included will continue to be considered for impairment.  The amendments do not apply to loans not meeting the criteria to be accounted for within a pool.  These amendments are effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. The adoption of these amendments had no impact on the Company’s consolidated financial statements.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Reclassifications

Certain amounts reported in the period ended September 30, 2009 have been reclassified to conform to the presentation for September 30, 2010.  These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 – Equity-Based Compensation Plans

At September 30, 2010, the Company had the following equity-based compensation plans:  the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, the First Bancorp 1994 Stock Option Plan, and one plan that was assumed from an acquired entity.  The Company’s shareholders approved all equity-based compensation plans, except for those assumed from acquired companies.  The First Bancorp 2007 Equity Plan became effective upon the approval of shareholders on May 2, 2007.  As of September 30, 2010, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

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

The June 17, 2008 grant of a combination of performance units and stock options has both performance conditions (earnings per share (EPS) targets) and service conditions that must be met in order to vest.  The 262,599 stock options and 81,337 performance units represent the maximum number of options and performance units that could have vested if the Company were to achieve specified maximum goals for EPS during the three annual performance periods ending on December 31, 2008, 2009, and 2010.  Up to one-third of the total number of options and performance units granted are subject to vesting annually as of December 31 of each year beginning in 2010, if (1) the Company achieves specific EPS goals during the corresponding performance period and (2) the executive or key employee continues employment for a period of two years beyond the corresponding performance period.  Compensation expense for this grant is recorded over the various service periods based on the estimated number of options and performance units that are probable to vest.  If the awards do not vest, no compensation cost is recognized and any previously recognized compensation cost will be reversed.  The Company did not achieve the minimum EPS performance goal for 2008, and thus one-third of the above grant was permanently forfeited.  As a result of a significant acquisition gain realized in June 2009 related to a failed bank acquisition, the Company achieved the EPS goal for 2009 and recorded compensation expense of $300,000 in 2009 and $225,000 for the first nine months of 2010.  Assuming no forfeitures, the Company will record compensation expense of approximately $75,000 in the last quarter of 2010 and approximately $300,000 in 2011 as a result of the vesting of the 2009 performance period awards.  The Company does not believe that the EPS goals for 2010 will be met, and thus no compensation expense has been recorded related to that performance period.

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

Index

Under the terms of the Predecessor Plans and the First Bancorp 2007 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years.  The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).

At September 30, 2010, there were 728,645 options outstanding related to the three First Bancorp plans, with exercise prices ranging from $14.35 to $22.12.  At September 30, 2010, there were 849,356 shares remaining available for grant under the First Bancorp 2007 Equity Plan.  The Company also has a stock option plan as a result of a corporate acquisition.  At September 30, 2010, there were 5,788 stock options outstanding in connection with the acquired plan, with option prices ranging from $10.66 to $15.22.

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

The Company’s only equity grants for the nine months ended September 30, 2010 were the issuance of 15,585 shares of common stock to non-employee directors on June 1, 2010 (1,039 shares per director).  The fair market value of the Company’s common stock on the grant date was $15.51 per share, which was the closing price of the Company’s common stock on that date.

The Company’s only equity grants for the nine months ended September 30, 2009 were grants of 27,000 options to non-employee directors on June 1, 2009 (2,250 options per director).  The per share weighted-average fair value of these options was $6.06 on the date of the grant using the following assumptions:

Nine months ended September 30, 2009
Expected dividend yield	2.23%
Risk-free interest rate	3.28%
Expected life	7 years
Expected volatility	46.32%

The Company recorded stock-based compensation expense of $100,000 and $75,000 for the three-month periods ended September 30, 2010 and September 30, 2009, respectively.  For the nine-month periods ended September 30, 2010 and September 30, 2009, the Company recorded stock-based compensation expense of $541,000 and $386,000, respectively. Approximately $242,000 of the expense for the nine months ended September 30, 2010 relates to the June 1, 2010 director grants and is classified as “other operating expenses.”  The remaining 2010 expense is classified as “personnel expense” on the Consolidated Statements of Income with approximately $224,000 ($74,500 each quarter) relating to the June 17, 2008 grants to 19 senior officers and $75,000 ($25,000 each quarter) relating to the vesting of the restricted stock awards granted in December 2009.  Of the $386,000 in expense that was recorded in the nine month period ended September 30, 2009, approximately $224,000 ($74,500 each quarter) relates to the June 17, 2008 officer grants and is classified as “personnel expense” on the Consolidated Statements of Income, while $162,000 relates to the June 1, 2009 director grants and is classified as “other operating expenses.”  Stock-based compensation expense is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows.  The Company recognized income tax benefits in the income statement related to stock-based compensation in the amount of $39,000 and $29,000 for the three month periods ended September 30, 2010 and 2009, respectively.  The Company recognized income tax benefits in the income statement related to stock-

Index

based compensation in the amount of $211,000 and $150,000 for the nine month periods ended September 30, 2010 and 2009, respectively.

At September 30, 2010, the Company had $31,000 of unrecognized compensation costs related to unvested stock options that have vesting requirements based solely on service conditions.  The cost is expected to be amortized over a weighted-average life of 2.1 years, with $18,000 being expensed in 2010, $6,000 being expensed in each of 2011 and 2012, and $1,000 being expensed in 2013.  At September 30, 2010, the Company had $1.2 million in unrecognized compensation expense associated with the June 17, 2008 award grant that has both performance conditions and service conditions.  Based on the performance conditions, the Company believes that only the 2009 performance awards will ultimately vest, and therefore, the Company expects to record $75,000 in each quarter of 2010 and 2011.

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

The following table presents information regarding the activity for the first nine months of 2010 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at December 31, 2009	753,116	$17.73

Granted	–	–
Exercised	(18,667)	10.46		$97,940
Forfeited	–	–
Expired	–	–

Outstanding at September 30, 2010	734,449	$17.91	4.4	$9,487

Exercisable at September 30, 2010	572,467	$18.27	3.5	$9,487

The Company received $171,000 and $335,000 as a result of stock option exercises during the nine months ended September 30, 2010 and 2009, respectively.  The Company recorded $36,000 in associated tax benefits from the exercise of nonqualified stock options during the nine months ended September 30, 2010 compared to $73,000 in the comparable period of 2009.

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

Index

The following table presents information regarding the activity during 2010 related to the Company’s outstanding performance units and restricted stock:

	Nonvested Performance Units		Long-Term Restricted Stock
Nine months ended September 30, 2010	Number of Units	Weighted-Average Grant-Date Fair Value	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at the beginning of the period	54,225	$16.53	29,267	$13.59
Granted during the period	–	–	–	–
Vested during the period	–	–	–	–
Forfeited or expired during the period	–	–	–	–
Nonvested at end of period	54,225	$16.53	29,267	$13.59

Note 5 – Earnings Per Common Share

Basic earnings per common share were computed by dividing net income available to common shareholders by the weighted average common shares outstanding.  Diluted earnings per common share includes the potentially dilutive effects of the Company’s equity plans and the warrant issued to the U.S. Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program – see Note 13 for additional information.  The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per common share:

	For the Three Months Ended September 30,
	2010			2009
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$2,821	16,779,554	$0.17	$5,387	16,664,544	$0.32

Effect of Dilutive Securities	-	27,581		-	141,226

Diluted EPS per common share	$2,821	16,807,135	$0.17	$5,387	16,805,770	$0.32

	For the Nine Months Ended September 30,
	2010			2009
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$9,147	16,754,678	$0.55	$52,033	16,636,646	$3.13

Effect of Dilutive Securities	-	29,354		-	38,003

Diluted EPS per common share	$9,147	16,784,032	$0.54	$52,033	16,674,649	$3.12

For the three and nine months ended September 30, 2010, there were 636,252 and 609,252 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period.  For the three and

Index

nine month periods ended September 30, 2009, there were 265,730 and 704,018 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period.  In addition, the warrant issued to the U.S. Treasury (see Note 13) was anti-dilutive for the three and nine months ended September 30, 2010 and 2009.  Antidilutive options and warrants have been omitted from the calculation of diluted earnings per share for the respective period.

Note 6 – Securities

The book values and approximate fair values of investment securities at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010				December 31, 2009
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$16,028	16,267	239	–	36,106	36,518	412	–
Mortgage-backed securities	91,783	95,457	3,674	–	109,430	111,797	2,423	(56)
Corporate bonds	15,759	15,587	234	(406)	15,769	14,436	–	(1,333)
Equity securities	15,435	15,736	342	(41)	16,618	17,004	417	(31)
Total available for sale	$139,005	143,047	4,489	(447)	177,923	179,755	3,252	(1,420)

Securities held to maturity:
State and local governments	$51,654	54,293	2,639	−	34,394	34,928	612	(78)
Other	7	7	−	−	19	19	–	–
Total held to maturity	$51,661	54,300	2,639	−	34,413	34,947	612	(78)

Included in mortgage-backed securities at September 30, 2010 were collateralized mortgage obligations with an amortized cost of $3,414,000 and a fair value of $3,555,000.  Included in mortgage-backed securities at December 31, 2009 were collateralized mortgage obligations with an amortized cost of $5,413,000 and a fair value of $5,601,000.

The Company owned Federal Home Loan Bank stock with a cost and fair value of $15,336,000 and $16,519,000 at September 30, 2010 and December 31, 2009, respectively, which is included in equity securities above and serves as part of the collateral for the Company’s line of credit with the Federal Home Loan Bank.  The investment in this stock is a requirement for membership in the Federal Home Loan Bank system.

The following table presents information regarding securities with unrealized losses at September 30, 2010:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$–	–	−	−	–	–
Mortgage-backed securities	–	–	−	−	–	–
Corporate bonds	2,040	11	5,472	395	7,512	406
Equity securities	−	−	30	41	30	41
State and local governments	−	−	−	−	−	−
Total temporarily impaired securities	$2,040	11	5,502	436	7,542	447

Index

The following table presents information regarding securities with unrealized losses at December 31, 2009:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$–	–	–	–	–	–
Mortgage-backed securities	9,575	56	–	–	9,575	56
Corporate bonds	1,609	224	12,827	1,109	14,436	1,333
Equity securities	17	10	27	21	44	31
State and local governments	5,821	77	230	1	6,051	78
Total temporarily impaired securities	$17,022	367	13,084	1,131	30,106	1,498

In the above tables, all of the non-equity securities that were in an unrealized loss position at September 30, 2010 and December 31, 2009 are bonds that the Company has determined are in a loss position due to interest rate factors, the overall economic downturn in the financial sector, and the broader economy in general.  The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.  The Company has also concluded that each of the equity securities in an unrealized loss position at September 30, 2010 and December 31, 2009 was in such a position due to temporary fluctuations in the market prices of the securities.  The Company’s policy is to record an impairment charge for any of these equity securities that remain in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The aggregate carrying amount of cost-method investments was $15,343,000 and $16,538,000 at September 30, 2010 and December 31, 2009, respectively, which included the Federal Home Loan Bank stock discussed above.  The Company determined that none of its cost-method investments were impaired at either period end.

The book values and approximate fair values of investment securities at September 30, 2010, by contractual maturity, are summarized in the table below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
($ in thousands)

Debt securities
Due within one year	$–	–	148	156
Due after one year but within five years	16,028	16,267	1,638	1,699
Due after five years but within ten years	2,995	3,042	13,509	14,428
Due after ten years	12,764	12,545	36,366	38,017
Mortgage-backed securities	91,783	95,457	−	−
Total debt securities	123,570	127,311	51,661	54,300

Equity securities	15,435	15,736	−	−
Total securities	$139,005	143,047	51,661	54,300

At September 30, 2010 and December 31, 2009, investment securities with book values of $90,018,000 and $85,438,000, respectively, were pledged as collateral for public and private deposits and securities sold under agreements to repurchase.

There were no securities sales during the nine months ended September 30, 2010 or 2009.  During the nine months ended September 30, 2010, the Company recorded a gain of $25,000 related to the call of three municipal securities.

Index

During the nine months ended September 30, 2009, the Company recorded losses of $113,000 related to write-downs of the Company’s equity portfolio.

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

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	September 30, 2010		December 31, 2009		September 30, 2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$160,824	7%	$173,611	7%	$175,062	6%
Real estate – construction, land development & other land loans	473,446	19%	551,714	21%	630,358	23%
Real estate – mortgage – residential (1-4 family) first mortgages	810,794	32%	849,875	32%	831,103	31%
Real estate – mortgage – home equity loans / lines of credit	266,608	11%	270,054	10%	275,753	10%
Real estate – mortgage – commercial and other	713,794	28%	718,723	27%	722,008	27%
Installment loans to individuals	83,846	3%	88,514	3%	91,395	3%
Subtotal	2,509,312	100%	2,652,491	100%	2,725,679	100%
Unamortized net deferred loan costs	862		374		421
Total loans	$2,510,174		$2,652,865		$2,726,100

As of September 30, 2010, December 31, 2009, and September 30, 2009, net loans include an unamortized premium of $736,000, $883,000 and $932,000, respectively, on loans acquired from Great Pee Dee Bancorp (“Great Pee Dee”).

Index

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	September 30, 2010		December 31, 2009		September 30, 2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$155,498	7%	$164,225	8%	$165,842	8%
Real estate – construction, land development & other land loans	370,805	18%	408,458	19%	418,437	19%
Real estate – mortgage – residential (1-4 family) first mortgages	615,681	29%	594,470	28%	589,712	27%
Real estate – mortgage – home equity loans / lines of credit	243,092	12%	247,995	11%	249,650	12%
Real estate – mortgage – commercial and other	629,316	30%	632,985	30%	637,713	30%
Installment loans to individuals	81,185	4%	84,336	4%	85,840	4%
Subtotal	2,095,577	100%	2,132,469	100%	2,147,194	100%
Unamortized net deferred loan costs	862		374		421
Total non-covered loans	$2,096,439		$2,132,843		$2,147,615

The carrying amount of the covered loans at September 30, 2010 consisted of impaired and nonimpaired purchased loans, as follows:

($ in thousands)	Impaired Purchased Loans		Nonimpaired Purchased Loans	Total Covered Loans	Unpaid Principal Balance
Covered loans:

Commercial, financial, and agricultural	$	−	5,326	5,326	6,491
Real estate – construction, land development & other land loans		4,602	98,039	102,641	166,289
Real estate – mortgage – residential (1-4 family) first mortgages		−	195,113	195,113	229,965
Real estate – mortgage – home equity loans / lines of credit		−	23,516	23,516	26,755
Real estate – mortgage – commercial and other		3,232	81,246	84,478	108,894
Installment loans to individuals		−	2,661	2,661	2,952
Total		$7,834	405,901	413,735	541,346

The carrying amount of covered loans at December 31, 2009 was as follows:

($ in thousands)	Impaired Purchased Loans		Nonimpaired Purchased Loans	Total Covered Loans	Unpaid Principal Balance
Covered loans:

Commercial, financial, and agricultural	$	−	9,386	9,386	12,406
Real estate – construction, land development & other land loans		29,479	113,777	143,256	254,897
Real estate – mortgage – residential (1-4 family) first mortgages		−	255,405	255,405	329,141
Real estate – mortgage – home equity loans / lines of credit		−	22,059	22,059	24,504
Real estate – mortgage – commercial and other		4,971	80,767	85,738	108,908
Installment loans to individuals		−	4,178	4,178	4,673
Total		$34,450	485,572	520,022	734,529

Index

The following table presents information regarding purchased nonimpaired loans at the Cooperative Bank acquisition date of June 19, 2009 and changes from that date to September 30, 2010.  The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond.

($ in thousands)
Contractual loan principal payments receivable	$738,182
Fair market value adjustment	(194,460)
Fair value of purchased nonimpaired loans at June 19, 2009	543,722
Principal repayments	(45,670)
Transfers to foreclosed real estate	(13,949)
Accretion of loan discount	1,469
Carrying amount of nonimpaired Cooperative Bank loans at December 31, 2009	485,572
Principal repayments	(30,876)
Transfers to foreclosed real estate	(53,169)
Accretion of loan discount	4,374
Carrying amount of nonimpaired Cooperative Bank loans at September 30, 2010	$405,901

As reflected in the table above, the Company accreted $4,374,000 of the loan discount on purchased nonimpaired loans into interest income during the first nine months of 2010 in order to recognize the difference between the initial recorded investment and the loans’ expected repayment amounts.

The following table presents information regarding purchased impaired loans at the Cooperative Bank acquisition date of June 19, 2009 and changes from that date to September 30, 2010.  The Company has applied the cost recovery method to all purchased impaired loans at the acquisition date of June 19, 2009 due to the uncertainty as to the timing of expected cash flows as reflected in the following table.

($ in thousands)
Contractually required principal payments receivable	$90,776
Nonaccretable difference	(33,394)
Present value of cash flows expected to be collected	57,382
Accretable difference	−
Fair value of purchased impaired loans at June 19, 2009	57,382
Transfer to foreclosed real estate	(22,932)
Carrying amount of impaired Cooperative Bank loans at December 31, 2009	34,450
Principal repayments	(482)
Transfer to foreclosed real estate	(26,042)
Change due to loan-charge-off	(320)
Other	228
Carrying amount of impaired Cooperative Bank loans at September 30, 2010	$7,834

Index

The following table presents information regarding all purchased impaired loans, which includes the Company’s acquisition of Great Pee Dee on April 1, 2008, and the Company’s acquisition of certain assets and liabilities of Cooperative Bank on June 19, 2009:

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
As of April 1, 2008 Great Pee Dee acquisition date	$7,663	4,695	2,968
Additions due to borrower advances	663	−	663
Change due to payments received	(510)	−	(510)
Change due to legal discharge of debt	(102)	(102)	−
Balance at December 31, 2008	7,714	4,593	3,121
Additions due to acquisition of Cooperative Bank	90,776	33,394	57,382
Change due to payments received	(822)	(150)	(672)
Transfer to foreclosed real estate	(31,102)	(7,817)	(23,285)
Change due to loan charge-off	(27,273)	(26,778)	(495)
Balance at December 31, 2009	39,293	3,242	36,051
Change due to payments received	(678)	–	(678)
Transfer to foreclosed real estate	(26,042)	–	(26,042)
Change due to loan charge-off	(945)	(625)	(320)
Other	(59)	(286)	227
Balance at September 30, 2010	$11,569	2,331	9,238

Each of the purchased impaired loans are on nonaccrual status and considered to be impaired.  Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal.  Thus, there is no accretable yield associated with the above loans.  Through September 30, 2010, the Company has received $67,000 in payments that exceeded the initial carrying amount of the purchased impaired loans.  These payments were recorded as interest income.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, and other real estate.  Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	September 30, 2010	December 31, 2009	September 30, 2009

Non-covered nonperforming assets
Nonaccrual loans	$80,318	62,206	51,015
Restructured loans	20,447	21,283	6,963
Accruing loans >90 days past due	–	–	–
Total non-covered nonperforming loans	100,765	83,489	57,978
Other real estate	17,475	8,793	7,549
Total non-covered nonperforming assets	$118,240	92,282	65,527

Covered nonperforming assets (1)
Nonaccrual loans (2)	$75,116	117,916	122,308
Restructured loans	4,160	–	–
Accruing loans > 90 days past due	–	–	–
Total covered nonperforming loans	79,276	117,916	122,308
Other real estate	101,389	47,430	10,439
Total covered nonperforming assets	$180,665	165,346	132,747

Total nonperforming assets	$298,905	257,628	198,274

(1) Covered nonperforming assets consist of assets that are included in loss-share agreements with the FDIC.
(2) At September 30, 2010, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $103.9 million.

Index

The following table presents information related to impaired loans, as defined by relevant accounting standards.

($ in thousands)	As of /for the nine months ended September 30, 2010	As of /for the year ended December 31, 2009	As of /for the nine months ended September 30, 2009
Impaired loans at period end
Non-covered	$100,765	55,574	35,771
Covered	79,276	94,746	71,083
Total impaired loans at period end	$180,041	150,320	106,854

Average amount of impaired loans for period
Non-covered	$85,126	36,171	25,805
Covered	99,391	34,161	32,116
Average amount of impaired loans for period – total	$184,517	70,332	57,921

Allowance for loan losses related to impaired loans at period end (1)	$15,767	9,717	6,360

Amount of impaired loans with no related allowance at period end
Non-covered	$24,473	30,236	14,143
Covered	79,276	94,746	71,083
Total impaired loans with no related allowance at period end	$103,749	124,982	85,226

(1) Relates entirely to non-covered loans.

All of the impaired loans noted in the table above were on nonaccrual status at each respective period end except for those classified as restructured loans (see previous table above for balances).

Index

Note 8 – Deferred Loan Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan costs of approximately $862,000, $374,000, and $421,000 at September 30, 2010, December 31, 2009, and September 30, 2009, respectively.

Note 9 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of September 30, 2010, December 31, 2009, and September 30, 2009 and the carrying amount of unamortized intangible assets as of those same dates.  The Company recorded $284,000 in customer lists intangibles in connection with the acquisition of an insurance agency in February 2010.

	September 30, 2010		December 31, 2009		September 30, 2009
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$678	282	394	241	394	234
Core deposit premiums	7,590	3,244	7,590	2,630	7,590	2,420
Total	$8,268	3,526	7,984	2,871	7,984	2,654

Unamortizable intangible assets:
Goodwill	$65,835		65,835		65,835

Amortization expense totaled $219,000 and $218,000 for the three months ended September 30, 2010 and 2009, respectively.  Amortization expense totaled $654,000 and $414,000 for the nine months ended September 30, 2010 and 2009, respectively.

The following table presents the estimated amortization expense for the last quarter of 2010 and for each of the four calendar years ending December 31, 2014 and the estimated amount amortizable thereafter.  These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
October 1 to December 31, 2010	$220
2011	864
2012	853
2013	742
2014	639
Thereafter	1,425
Total	$4,743

Index

Note 10 – Pension Plans

The Company sponsors two defined benefit pension plans – a qualified retirement plan (the “Pension Plan”) which is generally available to all employees, and a Supplemental Executive Retirement Plan (the “SERP”), which is for the benefit of certain senior management executives of the Company.

The Company recorded pension expense totaling $806,000 and $937,000 for the three months ended September 30, 2010 and 2009, respectively, related to the Pension Plan and the SERP.  The following table contains the components of the pension expense.

	For the Three Months Ended September 30,
	2010	2009	2010	2009	2010 Total	2009 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$454	422	70	116	524	538
Interest cost	410	340	98	82	508	422
Expected return on plan assets	(399)	(250)	–	–	(399)	(250)
Amortization of transition obligation	–	1	–	–	–	1
Amortization of net (gain)/loss	139	191	25	27	164	218
Amortization of prior service cost	4	3	5	5	9	8
Net periodic pension cost	$608	707	198	230	806	937

The Company recorded pension expense totaling $2,372,000 and $2,810,000 for the nine months ended September 30, 2010 and 2009, respectively, related to the Pension Plan and the SERP.  The following table contains the components of the pension expense.

	For the Nine Months Ended September 30,
	2010	2009	2010	2009	2010 Total	2009 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$1,302	1,266	306	348	1,608	1,614
Interest cost	1,166	1,020	283	246	1,449	1,266
Expected return on plan assets	(1,109)	(749)	–	–	(1,109)	(749)
Amortization of transition obligation	2	3	–	–	2	3
Amortization of net (gain)/loss	337	571	61	81	398	652
Amortization of prior service cost	10	9	14	15	24	24
Net periodic pension cost	$1,708	2,120	664	690	2,372	2,810

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes.  The contributions are invested to provide for benefits under the Pension Plan.  The Company has contributed $2,500,000 to the Pension Plan in 2010.  During 2009, the Company amended the Pension Plan to prohibit new entrants into the plan.

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

Index

Note 11 – Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income.  Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards.  The components of accumulated other comprehensive income (loss) for the Company are as follows:

	September 30, 2010	December 31, 2009	September 30, 2009
Unrealized gain (loss) on securities available for sale	$4,042	1,832	1,567
Deferred tax asset (liability)	(1,576)	(715)	(611)
Net unrealized gain (loss) on securities available for sale	2,466	1,117	956

Additional pension liability	(8,740)	(9,164)	(13,014)
Deferred tax asset	3,452	3,620	5,105
Net additional pension liability	(5,288)	(5,544)	(7,909)

Total accumulated other comprehensive income (loss)	$(2,822)	(4,427)	(6,953)

Note 12 – Fair Value

The carrying amounts and estimated fair values of financial instruments at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
($ in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	$51,812	51,812	60,071	60,071
Due from banks, interest-bearing	246,771	246,771	283,175	283,175
Federal funds sold	21,092	21,092	7,626	7,626
Securities available for sale	143,047	143,047	179,755	179,755
Securities held to maturity	51,661	54,300	34,413	34,947
Presold mortgages in process of settlement	3,226	3,226	3,967	3,967
Loans, net of allowance	2,465,175	2,481,001	2,615,522	2,583,289
FDIC loss share receivable	93,125	92,433	143,221	141,253
Accrued interest receivable	13,135	13,135	14,783	14,783

Deposits	2,751,482	2,757,247	2,933,108	2,942,539
Securities sold under agreements to repurchase	68,157	68,157	64,058	64,058
Borrowings	158,907	131,461	176,811	141,176
Accrued interest payable	2,421	2,421	3,054	3,054

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

Index

The following table summarizes the Company’s assets and liabilities that were measured at fair value at September 30, 2010.

($ in thousands)
	Fair Value at Sept. 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$16,267	$––	$16,267	$—
Mortgage-backed securities	95,457	––	95,457	––
Corporate bonds	15,587	––	15,587	––
Equity securities	15,736	400	15,336	––
Total available for sale securities	143,047	400	142,647	––

Nonrecurring
Impaired loans – covered	$79,276	$—	$79,276	$—
Impaired loans – non-covered	100,765	––	100,765	––
Other real estate – covered	101,389	—	101,389	—
Other real estate – non-covered	17,475	––	17,475	––

The following table summarizes the Company’s assets and liabilities that were measured at fair value at December 31, 2009.

($ in thousands)
	Fair Value at Dec. 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$36,518	$––	$36,518	$—
Mortgage-backed securities	111,797	––	111,797	––
Corporate bonds	14,436	––	14,436	––
Equity securities	17,004	485	16,519	––
Total available for sale securities	179,755	485	179,270	––

Nonrecurring
Impaired loans – covered	$94,746	$—	$94,746	$—
Impaired loans – non-covered	45,857	––	45,857	––
Other real estate – covered	47,430	—	47,430	—
Other real estate – non-covered	8,793	––	8,793	––

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

Index

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

    There were no transfers to or from Level 1 and 2 during the three or nine months ended September 30, 2010.

    For the nine months ended September 30, 2010, the increase in the fair value of securities available for sale was $2,210,000 which is included in other comprehensive income (net of tax expense of $861,000).  For the nine months ended September 30, 2009, the increase in the fair value of securities available for sale was $1,293,000 which is included in other comprehensive income (net of tax benefit of $504,000).  Fair value measurement methods at September 30, 2010 are consistent with those used in prior reporting periods.

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

For the first nine months of 2010 and 2009, the Company accrued approximately $2,438,000 and $2,356,000, respectively, in preferred dividend payments and accreted $643,000 and $602,000, respectively, of the discount on the preferred stock.  These amounts are deducted from net income in computing “Net income available to common shareholders.”

Note 14 – Subsequent Event

On October 28, 2010, the Company completed the purchase from the FDIC of premises and equipment in the amount of $12.8 million related to Cooperative Bank.  In accordance with the purchase and assumption agreement, the Company had been renting the Cooperative Bank facilities from the FDIC since June 2009.

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

RESULTS OF OPERATIONS

Overview

Net income available to common shareholders for the three and nine months ended September 30, 2010 amounted to $2.8 million, or $0.17 per diluted common share, and $9.1 million, or $0.54 per diluted common, respectively.  For the three and nine months ended September 30, 2009, we reported earnings of $5.4 million, or $0.32 per diluted common share, and $52.0 million, or $3.12 per diluted common share, respectively.

In the second quarter of 2009, we realized a $67.9 million gain related to the acquisition of Cooperative Bank in Wilmington, North Carolina.  This gain resulted from the difference between the purchase price and the acquisition date fair value of the acquired assets and liabilities.  The after-tax impact of this gain was $41.1 million, or $2.46 per diluted common share.

Index

Net Interest Income and Net Interest Margin

Net interest income for the third quarter of 2010 amounted to $31.1 million, a 1.8% increase over the third quarter of 2009.  This increase was due to a higher net interest margin, which was partially offset by a lower level of earning assets due to a contraction of the balance sheet over the past twelve months (see below).

Net interest income for the nine months ended September 30, 2010 amounted to $93.8 million, a 23.3% increase over the comparable period of 2009.  This increase was due to a higher net interest margin, as well as balance sheet growth realized from the June 2009 Cooperative Bank acquisition, which had approximately $900 million in assets on the date of acquisition.

Our net interest margin (tax-equivalent net interest income divided by average earnings assets) in the third quarter of 2010 was 4.30%, a 47 basis point increase from the 3.83% margin realized in the third quarter of 2009.  For the nine months ended September 30, 2010, our net interest margin was 4.27%, a 51 basis point increase compared to 3.76% for the comparable period of 2009.  The primary reason for the higher net interest margins in 2010 is that we have been able to lower rates on maturing time deposits that were originated in periods of higher interest rates.  Also, we have experienced declines in our levels of higher cost deposit accounts.

Provision for Loan Losses and Asset Quality

Our provision for loan losses amounted to $8.4 million in the third quarter of 2010 compared to $8.0 million in the second quarter of 2010 and $5.2 million in the third quarter of 2009.  Our provision for loan losses for the nine months ended September 30, 2010 was $24.0 million compared to $13.6 million for the comparable period in 2009.  The higher provisions for loan losses are a result of higher levels of classified and nonperforming assets and the impact of declining real estate values on the our collateral dependent real estate loans.

Our non-covered nonperforming assets (which excludes assets covered by loss share agreements with the FDIC) amounted to $118 million at September 30, 2010, compared to $108 million at June 30, 2010 and $66 million at September 30, 2009.   At September 30, 2010, the ratio of non-covered nonperforming assets to total non-covered assets was 4.16%, compared to 3.89% at June 30, 2010, and 2.23% at September 30, 2009.

Our ratio of annualized net charge-offs to average non-covered loans was 1.06% for the third quarter of 2010 compared to 1.04% in the second quarter of 2010 and 0.72% in the third quarter of 2009.

Noninterest Income

Total noninterest income was $4.0 million in the third quarter of 2010 compared to $5.7 million for the third quarter of 2009.  The decline in 2010 was primarily a result of a $0.5 million decline in service charges on deposits and $1.4 million in other losses (primarily write-downs, as described below).  The decline in service charges on deposits is primarily due to lower insufficient fund fee charges, which declined during the third quarter of 2010 as a result of fewer instances of customers overdrawing their accounts.  This was partially a result of new regulations that took effect in the third quarter of 2010 that limit our ability make overdraft loans and charge overdraft fees unless the customer has opted-in for such protection.

Total noninterest income for the nine months ended September 30, 2010 was $14.2 million, compared to $83.3 million for the nine months ended September 30, 2009.  The year-to-date period in 2009 includes the $67.9 million gain discussed above related to the June 2009 acquisition of Cooperative Bank.  Most other categories of noninterest income increased as a result of the larger customer base that resulted from the Cooperative Bank acquisition.

For the three and nine months ended September 30, 2010, we recorded $1.3 million and $2.5 million, respectively, in write-downs (net of FDIC reimbursable amounts) on foreclosed properties covered by FDIC loss

Index

sharing agreements, which is included in “Other gains (losses)” in the accompanying schedules.  The write-downs were necessary as a result of updated appraisals obtained on foreclosed real estate properties during the respective periods.

Noninterest Expenses

     Noninterest expenses amounted to $20.7 million in the third quarter of 2010, a 1.2% decrease from the $21.0 million recorded in the same period of 2009.  Noninterest expenses for the nine months ended September 30, 2010 amounted to $64.9 million, a 15.8% increase from the $56.1 million recorded in the first nine months of 2009.  This increase is attributable to incremental operating expenses associated with the Cooperative Bank acquisition that occurred in the second quarter of 2009.  Included in other operating expenses for the first nine months of 2010 are approximately $1.8 million in costs (net of FDIC reimbursements) associated with collection activities on loans and foreclosed properties covered by FDIC loss sharing agreements, compared to $0.1 million for the first nine months of 2009.

Balance Sheet and Capital

Total assets at September 30, 2010 amounted to $3.4 billion, a 4.7% decrease from a year earlier.  Total loans at September 30, 2010 amounted to $2.5 billion, a 7.9% decrease from a year earlier, and total deposits amounted to $2.8 billion at September 30, 2010, a 5.8% decrease from a year earlier.  The contraction of our balance sheet has been primarily a result of weak loan demand, which has allowed us to lessen our reliance on higher cost sources of funding, including internet and large denomination time deposits.

We continue to experience a general decline in loans, with loans decreasing approximately $143 million, or 5.4%, since December 31, 2009.  Although we originate and renew a significant amount of loans each month, normal paydowns of loans are exceeding new loan growth.  Overall, loan demand remains weak in most of our market areas.

Our deposits declined by $182 million, or 6.2%, during the first nine months of 2010.  This decrease was primarily associated with time deposits, which are generally the highest cost source of funds for us.  Brokered deposits remained at a low level at September 30, 2010, comprising just 3.4% of total deposits, with internet deposits comprising an additional 1.9%.

We remain well-capitalized by all regulatory standards with a Total Risk-Based Capital Ratio of 16.74%.  (See “Capital Resources” below for comparisons of our capital ratios with prior periods and regulatory minimums.)  Our tangible common equity to tangible assets ratio was 6.55% at September 30, 2010, an increase of 75 basis points from a year earlier.  We continue to have outstanding $65 million in preferred stock that was issued to the US Treasury in January 2009.

Our annualized return on average assets for the three and nine month periods ended September 30, 2010 was 0.34% and 0.37%, respectively, compared to 0.61% and 2.35% for the comparable periods of 2009.  This ratio was calculated by dividing annualized net income available to common shareholders by average assets.

Our annualized return on average common equity for the three and nine month periods ended September 30, 2010 was 3.89% and 4.30%, respectively, compared to 7.86% and 22.85% for the comparable periods of 2009.  This ratio was calculated by dividing annualized net income available to common shareholders by average common equity.

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets.  Net interest income for the three month period ended September 30, 2010 amounted to $31,071,000, an increase of $561,000, or 1.8%, from the $30,510,000 recorded in the third quarter of 2009.  Net interest income on a tax-

Index

equivalent basis for the three month period ended September 30, 2010 amounted to $31,401,000, an increase of $670,000, or 2.2%, from the $30,731,000 recorded in the third quarter of 2009.  We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended September 30,
($ in thousands)	2010	2009
Net interest income, as reported	$31,071	30,510
Tax-equivalent adjustment	330	221
Net interest income, tax-equivalent	$31,401	30,731

Net interest income for the nine months ended September 30, 2010 amounted to $93,784,000, an increase of $17,721,000, or 23.3%, from the $76,063,000 recorded in the first nine months of 2009.  Net interest income on a tax-equivalent basis for the nine months ended September 30, 2010 amounted to $94,740,000, an increase of $18,106,000, or 23.6%, from the $76,634,000 recorded in the first nine months of 2009.

	Nine Months Ended September 30,
($ in thousands)	2010	2009
Net interest income, as reported	$93,784	76,063
Tax-equivalent adjustment	956	571
Net interest income, tax-equivalent	$94,740	76,634

There are two primary factors that cause changes in the amount of net interest income we record - 1) growth in loans and deposits, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three months ended September 30, 2010, the increase in net interest income was due to a higher net interest margin, which was partially offset by a lower level of earning assets due to a contraction of the balance sheet over the past twelve months.

For the nine months ended September 30, 2010, the increase in net interest income was due to a higher net interest margin, as well as balance sheet growth realized from the June 2009 Cooperative Bank acquisition.

Our net interest margin in the third quarter of 2010 was 4.30%, a 47 basis point increase from the 3.83% realized in the third quarter of 2009.  Our net interest margin for the nine months ended September 30, 2010 was 4.27% compared to 3.76% for the nine months ended September 30, 2009.  There have been no changes in the interest rates set by the Federal Reserve since December 2008, and we have been able to lower rates on maturing time deposits that were originated in periods of higher rates.  Also, to a lesser degree, we have been able to progressively lower interest rates on various types of savings, NOW and money market accounts.  We have also experienced declines in our levels of higher cost core deposit accounts.

Our net interest margin has benefitted from purchase accounting adjustments associated with the Cooperative Bank acquisition and, to a lesser degree, the acquisition of Great Pee Dee Bancorp in 2008.  For the nine months ended September 30, 2010 and 2009, we recorded $6,742,000 and $2,473,000, respectively, in net positive purchase accounting adjustments that increased net interest income.  The table below presents the components of the purchase accounting adjustments.

Index

	For the Three Months Ended		For the Nine Months Ended
($ in thousands)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009

Interest income – reduced by premium amortization on loans	$(49)	(49)	(147)	(147)
Interest income – increased by accretion of loan discount	1,231	−	4,374	−
Interest expense – reduced by premium amortization of deposits (1)	296	2,072	2,211	2,272
Interest expense – reduced by premium amortization of borrowings	72	116	304	348
Impact on net interest income	$1,550	2,139	6,742	2,473

(1)	At September 30, 2010, the premium on deposits has been fully amortized.

The following table presents net interest income analysis on a tax-equivalent basis.

	For the Three Months Ended September 30,
	2010			2009
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,529,356	5.79%	$36,897	$2,763,178	5.94%	$41,404
Taxable securities	147,215	3.68%	1,364	172,339	3.80%	1,650
Non-taxable securities (2)	49,261	5.99%	744	25,030	7.18%	453
Short-term investments	168,828	0.32%	135	219,653	0.34%	188
Total interest-earning assets	2,894,660	5.36%	39,140	3,180,200	5.50%	43,695

Cash and due from banks	59,914			42,827
Premises and equipment	54,054			52,930
Other assets	263,533			249,855
Total assets	$3,272,161			$3,525,812

Liabilities
NOW accounts	$367,931	0.22%	$200	$268,555	0.35%	$239
Money market accounts	495,324	0.82%	1,029	468,153	1.49%	1,755
Savings accounts	158,109	0.78%	312	146,145	0.98%	361
Time deposits >$100,000	770,210	1.54%	2,991	864,907	2.30%	5,020
Other time deposits	693,422	1.55%	2,713	907,096	2.10%	4,794
Total interest-bearing deposits	2,484,996	1.16%	7,245	2,654,856	1.82%	12,169
Securities sold under agreements to repurchase	58,207	0.41%	60	54,557	1.44%	198
Borrowings	70,559	2.44%	434	177,386	1.34%	597
Total interest-bearing liabilities	2,613,762	1.17%	7,739	2,886,799	1.78%	12,964

Non-interest-bearing deposits	292,362			268,444
Other liabilities	12,976			33,606
Shareholders’ equity	353,061			336,963
Total liabilities and shareholders’ equity	$3,272,161			$3,525,812

Net yield on interest-earning assets and net interest income		4.30%	$31,401		3.83%	$30,731
Interest rate spread		4.19%			3.67%

Average prime rate		3.25%			3.25%

(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2)
Includes tax-equivalent adjustments of $330,000 and $221,000 in 2010 and 2009, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax-exempt status.  This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Index
	For the Nine Months Ended September 30,
	2010			2009
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,577,640	5.85%	$112,724	$2,405,030	5.98%	$107,596
Taxable securities	162,635	3.68%	4,473	166,459	4.11%	5,112
Non-taxable securities (2)	44,873	6.36%	2,133	20,382	7.52%	1,147
Short-term investments	181,276	0.34%	463	131,363	0.30%	293
Total interest-earning assets	2,966,424	5.40%	119,793	2,723,234	5.60%	114,148

Cash and due from banks	59,126			39,377
Premises and equipment	54,164			52,460
Other assets	263,509			140,901
Total assets	$3,343,223			$2,955,972

Liabilities
NOW accounts	$345,417	0.25%	$656	$232,051	0.29%	$496
Money market accounts	512,524	0.90%	3,442	408,665	1.59%	4,869
Savings accounts	156,351	0.83%	971	132,737	1.12%	1,111
Time deposits >$100,000	800,834	1.61%	9,645	709,301	2.75%	14,586
Other time deposits	735,202	1.59%	8,762	697,446	2.64%	13,756
Total interest-bearing deposits	2,550,328	1.23%	23,476	2,180,200	2.14%	34,818
Securities sold under agreements to repurchase	57,637	0.57%	244	53,545	1.50%	599
Borrowings	84,605	2.11%	1,333	142,664	1.97%	2,097
Total interest-bearing liabilities	2,692,570	1.24%	25,053	2,376,409	2.11%	37,514

Non-interest-bearing deposits	285,166			248,166
Other liabilities	15,848			26,940
Shareholders’ equity	349,639			304,457
Total liabilities and shareholders’ equity	$3,343,223			$2,955,972

Net yield on interest-earning assets and net interest income		4.27%	$94,740		3.76%	$76,634
Interest rate spread		4.16%			3.49%

Average prime rate		3.25%			3.25%

(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2)
Includes tax-equivalent adjustments of $956,000 and $571,000 in 2010 and 2009, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax-exempt status.  This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the third quarter of 2010 were $2.529 billion, which was 8.5% less than the average loans outstanding for the third quarter of 2009 ($2.763 billion).  Average loans outstanding for the nine months ended September 30, 2010 were $2.578 billion, which was 7.2% higher than the average loans outstanding for the nine months ended September 30, 2009 ($2.405 billion).  The mix of our loan portfolio remained substantially the same at September 30, 2010 compared to December 31, 2009, with approximately 91% of our loans being real estate loans, 6% being commercial, financial, and agricultural loans, and the remaining 3% being consumer installment loans.  The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Average deposits outstanding for the third quarter of 2010 were $2.777 billion, which was 5.0% less than the average deposits outstanding for the third quarter of 2009 ($2.923 billion).  Average deposits outstanding for the nine

Index

 months ended September 30, 2010 were $2.835 billion, which was 16.8% higher than the average deposits outstanding for the nine months ended September 30, 2009 ($2.428 billion).  Generally, we can reinvest funds from deposits at higher yields than the interest rate being paid on those deposits, and therefore increases in deposits typically result in higher amounts of net interest income.

The increase in average loan and deposit balances for the nine months ended September 30, 2010 compared to the comparable period in 2009 is a result of the acquisition of Cooperative Bank.  On June 19, 2009, we acquired most of the assets and liabilities of Cooperative Bank, including approximately $601 million in loans and $712 million in deposits. Thus, average balances for the nine months ended September 30, 2009 were only partially impacted by the Cooperative acquisition, whereas in 2010, the average balances of Cooperative loans and deposits are fully reflected.

The lower average loan and deposit balances when comparing the third quarter of 2010 to the third quarter of 2009 are a result of declines in loans and deposits that we have experienced over the past twelve months.  Loan demand in most of our market areas remains weak, and the pace of loan principal repayments has exceeded new loan originations.  With the negative loan growth experienced, we have been able to lessen our reliance on higher cost sources of funding, including internet deposits and large denomination time deposits, which has resulted in lower deposit balances and a lower average cost of funds.

The yields earned on assets and rates paid on liabilities (funding costs) have both declined in 2010 compared to 2009, primarily as a result of the maturity and repricing of assets and liabilities that were originated during periods of higher interest rates.  Due largely to a steep interest rate yield curve and our continued initiative to require generally higher loan interest rates to better compensate us for our risk, our funding costs have declined by a greater amount than our asset yields have decreased, which has resulted in a higher net interest margins in 2010 compared to 2009.  As derived from the above table, in the third quarter of 2010, the average yield on interest-earning assets was 5.36%, a fourteen basis point decline from the 5.50% yield in the comparable period of 2009, while the average rate on interest bearing liabilities declined by 61 basis points, from 1.78% in the third quarter of 2009 to 1.17% in the third quarter of 2010.

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

Our provision for loan losses amounted to $8,391,000 in the third quarter of 2010 versus $5,200,000 in the third quarter of 2009.  The provision for loan losses for the nine months ended September 30, 2010 was $24,017,000 compared to $13,611,000 recorded in the first nine months of 2009.  The higher provisions for loan losses in 2010 are a result of higher levels of classified and nonperforming assets and the impact of declining real estate values on our collateral-dependent real estate loans.  The increases in the provisions for loan losses are primarily attributable to the Company’s “non-covered” loan portfolio, which excludes loans assumed from Cooperative Bank that are subject to loss share agreements with the FDIC and which were written down to estimated fair market value in connection with initially recording the acquisition.

Our non-covered nonperforming assets were $118.2 million at September 30, 2010 compared to $92.3 million at December 31, 2009 and $65.5 million at September 30, 2009.  At September 30, 2010, the ratio of non-covered nonperforming assets to total non-covered assets was 4.16%, compared to 3.10% at December 31, 2009, and 2.23% at September 30, 2009.

Our ratio of annualized net charge-offs to average non-covered loans was 1.06% for the third quarter of 2010 compared to 0.72% in the third quarter of 2009.  Our ratio of annualized net charge-offs to average non-covered loans was 1.04% for the nine months ended September 30, 2010 compared to 0.52% for the comparable period of 2009.

Our nonperforming assets that are covered by FDIC loss share agreements have increased from $133 million at September 30, 2009 to $165 million at December 31, 2009, and $181 million at September 30, 2010.  We continue to submit claims to the FDIC on a regular basis pursuant to the loss share agreements.

Index

Total noninterest income was $4.0 million in the third quarter of 2010 compared to $5.7 million for the third quarter of 2009.  The decline in 2010 was primarily a result of a $0.5 million decline in service charges on deposits and $1.4 million in other losses (primarily write-downs, as described below).  The decline in service charges on deposits is primarily due to lower insufficient fund fee charges, which declined during the third quarter of 2010 as a result of fewer instances of customers overdrawing their accounts.  This was partially a result of new regulations that took effect in the third quarter of 2010 that limit our ability to make overdraft loans and charge overdraft fees unless the customer has opted-in for such protection.

Total noninterest income for the nine months ended September 30, 2010 was $14.2 million, compared to $83.3 million for the nine months ended September 30, 2009.  The year-to-date period in 2009 includes a $67.9 million gain related to the June 2009 acquisition of Cooperative Bank.  Most other categories of noninterest income increased as a result of the larger customer base that resulted from the Cooperative Bank acquisition.

For the three and nine months ended September 30, 2010, we recorded $1.3 million and $2.5 million, respectively, in write-downs (net of FDIC reimbursable amounts) on foreclosed properties covered by FDIC loss sharing agreements, which is included in “Other gains (losses)” in the consolidated statements of income.   The write-downs were necessary as a result of updated appraisals obtained on foreclosed real estate properties during the respective periods.

Noninterest expenses amounted to $20.7 million in the third quarter of 2010, a 1.2% decrease over the $21.0 million recorded in the same period of 2009.  Noninterest expenses for the nine months ended September 30, 2010 amounted to $64.9 million, a 15.8% increase from the $56.1 million recorded in the first nine months of 2009.  The increase for the nine month period in 2010 compared to 2009 is primarily attributable to incremental operating expenses associated with the Cooperative Bank acquisition that occurred late in the second quarter of 2009.  Included in other noninterest expenses for the first nine months of 2010 are approximately $1.8 million in costs (net of FDIC reimbursements) associated with collection activities on loans and foreclosed properties covered by FDIC loss sharing agreements, compared to $0.1 million in the first nine months of 2009.

The provision for income taxes was $2.1 million in the third quarter of 2010, an effective tax rate of 35.1%, compared to $3.7 million in the third quarter of 2009, an effective tax rate of 36.8%.  For the nine months ended September 30, 2010, our provision for income taxes was $6.8 million, an effective tax rate of 35.7%, compared to $34.6 million, an effective tax rate of 38.6%, for the comparable period of 2009.  The decline in our effective tax rate was a result of purchases of tax-exempt securities during 2010.  We currently expect our effective tax rate to remain at approximately 36% for the foreseeable future.

The Consolidated Statements of Comprehensive Income reflect other comprehensive income of $0.2 million and $1.6 million for the three and nine month periods ended September 30, 2010, respectively, and other comprehensive income of $1.6 million and $1.2 million for the three and nine month periods ended September 30, 2009, respectively.  The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains of our available for sale securities.  Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase.  Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

FINANCIAL CONDITION

Total assets at September 30, 2010 amounted to $3.4 billion, a 4.7% decrease from a year earlier.  Total loans at September 30, 2010 amounted to $2.5 billion, a 7.9% decrease from a year earlier, and total deposits amounted to $2.8 billion at September 30, 2010, a 5.8% decrease from a year earlier.

Index

The following table presents information regarding the nature of our changes in our levels of loans and deposits for the twelve months ended September 30, 2010 and for the first nine months of 2010.

October 1, 2009 to September 30, 2010	Balance at beginning of period	Internal Growth	Growth from Acquisitions	Balance at end of period	Total percentage growth	Percentage growth, excluding acquisitions
	($ in thousands)

Loans	$2,726,100	(215,926)	─	2,510,174	-7.9%	-7.9%

Deposits – Noninterest bearing	$268,097	22,291	─	290,388	8.3%	8.3%
Deposits – NOW	264,267	106,387	─	370,654	40.3%	40.3%
Deposits – Money market	477,092	15,891	─	492,983	3.3%	3.3%
Deposits – Savings	142,391	12,564	─	154,955	8.8%	8.8%
Deposits – Brokered time	122,634	(28,561)	─	94,073	-23.3%	-23.3%
Deposits – Internet time	158,680	(105,434)	─	53,246	-66.4%	-66.4%
Deposits – Time>$100,000	706,343	(64,373)	─	641,970	-9.1%	-9.1%
Deposits – Time<$100,000	782,136	(128,923)	─	653,213	-16.5%	-16.5%
Total deposits	$2,921,640	(170,158)	─	2,751,482	-5.8%	-5.8%

January 1, 2010 to September 30, 2010
Loans	$2,652,865	(142,691)	─	2,510,174	-5.4%	-5.4%

Deposits – Noninterest bearing	$272,422	17,966	─	290,388	6.6%	6.6%
Deposits – NOW	362,366	8,288	─	370,654	2.3%	2.3%
Deposits – Money market	496,940	(3,957)	─	492,983	-0.8%	-0.8%
Deposits – Savings	149,338	5,617	─	154,955	3.8%	3.8%
Deposits – Brokered time	76,332	17,741	─	94,073	23.2%	23.2%
Deposits – Internet time	128,024	(74,778)	─	53,246	-58.4%	-58.4%
Deposits – Time>$100,000	704,128	(62,158)	─	641,970	-8.8%	-8.8%
Deposits – Time<$100,000	743,558	(90,345)	─	653,213	-12.2%	-12.2%
Total deposits	$2,933,108	(181,626)	─	2,751,482	-6.2%	-6.2%

As derived from the table above, for the twelve months preceding September 30, 2010, our loans decreased by $216 million, or 7.9%.  Over that same period, deposits decreased $170 million, or 5.8%.  For the first nine months of 2010, loans decreased $143 million, or 5.4%, while deposits decreased by $182 million, or 6.2%.  We believe loans have declined due to lower loan demand in the recessionary economy, as well as an initiative we began in 2008 to require generally higher loan interest rates to better compensate us for our risk.  With the decrease in loans experienced, we have been able to lessen our reliance on higher cost sources of funding, including internet deposits and large denomination time deposits, which has resulted in lower deposit balances.

The mix of our loan portfolio remains substantially the same at September 30, 2010 compared to December 31, 2009.  The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Index

The following table presents the mix of our loan portfolio at the dates noted.  Note 7 to the consolidated financial statements presents additional detailed information regarding our mix of loans, including a break-out between loans covered by FDIC loss sharing agreements and non-covered loans.

($ in thousands)	September 30, 2010		December 31, 2009		September 30, 2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Commercial, financial, and agricultural	$160,824	7%	$173,611	7%	$175,062	6%
Real estate – construction, land development & other land loans	473,446	19%	551,714	21%	630,358	23%
Real estate – mortgage – residential (1-4 family) first mortgages	810,794	32%	849,875	32%	831,103	31%
Real estate – mortgage – home equity loans / lines of credit	266,608	11%	270,054	10%	275,753	10%
Real estate – mortgage – commercial and other	713,794	28%	718,723	27%	722,008	27%
Installment loans to individuals	83,846	3%	88,514	3%	91,395	3%
Subtotal	2,509,312	100%	2,652,491	100%	2,725,679	100%
Unamortized net deferred loan costs	862		374		421
Total loans	$2,510,174		$2,652,865		$2,726,100

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

Index

Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	September 30, 2010	December 31, 2009	September 30, 2009

Non-covered nonperforming assets
Nonaccrual loans	$80,318	62,206	51,015
Restructured loans	20,447	21,283	6,963
Accruing loans >90 days past due	–	–	–
Total non-covered nonperforming loans	100,765	83,489	57,978
Other real estate	17,475	8,793	7,549
Total non-covered nonperforming assets	$118,240	92,282	65,527

Covered nonperforming assets (1)
Nonaccrual loans (2)	$75,116	117,916	122,308
Restructured loans	4,160	–	–
Accruing loans > 90 days past due	–	–	–
Total covered nonperforming loans	79,276	117,916	122,308
Other real estate	101,389	47,430	10,439
Total covered nonperforming assets	$180,665	165,346	132,747

Total nonperforming assets	$298,905	257,628	198,274

Asset Quality Ratios – All Assets

Net charge-offs to average loans - annualized	0.88%	0.54%	0.57%
Nonperforming loans to total loans	7.17%	7.59%	6.61%
Nonperforming assets to total assets	8.90%	7.27%	5.62%
Allowance for loan losses to total loans	1.79%	1.41%	1.26%
Allowance for loan losses to nonperforming loans	24.99%	18.54%	19.11%

Asset Quality Ratios – Based on Non-covered Assets only
Net charge-offs to average non-covered loans - annualized	1.06%	0.69%	0.72%
Non-covered nonperforming loans to non-covered loans	4.81%	3.91%	2.70%
Non-covered nonperforming assets to total non-covered assets	4.16%	3.10%	2.23%
Allowance for loan losses to non-covered loans	2.15%	1.75%	1.60%
Allowance for loan losses to non-covered nonperforming loans	44.66%	44.73%	59.41%

____________________________________________________________________________________________________________
(1)  Covered nonperforming assets consist of assets that are included in loss-share agreements with the FDIC.
(2) At September 30, 2010, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $103.9 million.

We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

Consistent with the recessionary economy, we have experienced increases in loan losses, delinquencies and nonperforming assets, as well as declines in collateral values.  Our total nonperforming assets were also significantly impacted by the Cooperative Bank acquisition.  Our non-covered nonperforming assets were $118.2 million at September 30, 2010 compared to $92.3 million at December 31, 2009 and $65.5 million at September 30, 2009.  Our ratio of annualized net charge-offs to average non-covered loans was 1.06% for the third quarter of 2010 compared to 0.72% in the third quarter of 2009. Our ratio of annualized net charge-offs to average loans was 1.04% for the nine months ended September 30, 2010 compared to 0.52% for the comparable period of 2009.

Index

The following is the composition by loan type of all of our nonaccrual loans at each period end, including both covered and non-covered loans:

($ in thousands)	At September 30, 2010	At December 31, 2009	At September 30, 2009
Commercial, financial, and agricultural	$3,665	4,033	2,982
Real estate – construction, land development, and other land loans	71,646	80,669	105,703
Real estate – mortgage – residential (1-4 family) first mortgages	45,242	48,424	37,869
Real estate – mortgage – home equity loans/lines of credit	10,220	16,951	5,647
Real estate – mortgage – commercial and other	23,906	28,476	19,793
Installment loans to individuals	755	1,569	1,329
Total nonaccrual loans	$155,434	180,122	173,323

The following segregates our nonaccrual loans at September 30, 2010 into covered and non-covered loans:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$979	2,686	3,665
Real estate – construction, land development, and other land loans	32,841	38,805	71,646
Real estate – mortgage – residential (1-4 family) first mortgages	23,422	21,820	45,242
Real estate – mortgage – home equity loans/lines of credit	4,609	5,611	10,220
Real estate – mortgage – commercial and other	13,231	10,675	23,906
Installment loans to individuals	34	721	755
Total nonaccrual loans	$75,116	80,318	155,434

The following is the composition of our nonaccrual loans at December 31, 2009:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$263	3,770	4,033
Real estate – construction, land development, and other land loans	54,023	26,646	80,669
Real estate – mortgage – residential (1-4 family) first mortgages	31,315	17,109	48,424
Real estate – mortgage – home equity loans/lines of credit	13,451	3,500	16,951
Real estate – mortgage – commercial and other	18,595	9,881	28,476
Installment loans to individuals	269	1,300	1,569
Total nonaccrual loans	$117,916	62,206	180,122

At September 30, 2010, troubled debt restructurings amounted to $24.6 million, compared to $21.3 million at December 31, 2009, and $7.0 million at September 30, 2009.  This increase was the result of our working with borrowers experiencing financial difficulties by modifying certain loan terms.  The increase between September 30, 2009 and December 31, 2009 was also impacted by our analysis of the Federal Reserve’s October 2009 guidance related to real estate loan workouts, which provided clarification of situations involving borrowers that should be reported as troubled debt restructurings.

Other real estate includes foreclosed, repossessed, and idled properties.  Non-covered other real estate has increased since September 30, 2009, amounting to $17.5 million at September 30, 2010, $8.8 million at December 31, 2009, and $7.5 million at September 30, 2009.  At September 30, 2010, we also held $101.4 million in other real estate that is subject to loss share agreements with the FDIC.  We believe that the fair values of the items of other real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

Index

The following table presents the detail of our other real estate at each period end, including both covered and non-covered real estate:

($ in thousands)	At September 30, 2010	At December 31, 2009	At September 30, 2009
Vacant land	$85,280	44,078	9,611
1-4 family residential properties	28,602	10,004	6,506
Commercial real estate	4,982	2,141	1,811
Other	–	–	60
Total other real estate	$118,864	56,223	17,988

The following segregates our other real estate at September 30, 2010 into covered and non-covered:

($ in thousands)	Covered Other Real Estate	Non-covered Other Real Estate	Total Other Real Estate
Vacant land	$78,862	6,418	85,280
1-4 family residential properties	20,941	7,661	28,602
Commercial real estate	1,586	3,396	4,982
Other	–	–	–
Total other real estate	$101,389	17,475	118,864

Index

The following table presents geographical information regarding our nonperforming assets at September 30, 2010.

	As of September 30, 2010
($ in thousands)	Covered	Non-covered	Total	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$78,981	31,202	110,183	$681,000	16.2%
Triangle Region (NC)	–	24,452	24,452	764,000	3.2%
Triad Region (NC)	–	15,533	15,533	404,000	3.8%
Charlotte Region (NC)	–	7,854	7,854	106,000	7.4%
Southern Piedmont Region (NC)	5	2,445	2,450	217,000	1.1%
South Carolina Region	290	12,937	13,227	155,000	8.5%
Virginia Region	–	4,876	4,876	170,000	2.9%
Other	–	1,466	1,466	12,000	12.2%
Total nonaccrual loans and troubled debt restructurings	$79,276	100,765	180,041	$2,509,000	7.2%

Other Real Estate (1)
Eastern Region (NC)	$101,322	2,968	104,290
Triangle Region (NC)	–	5,027	5,027
Triad Region (NC)	–	5,533	5,533
Charlotte Region (NC)	–	1,920	1,920
Southern Piedmont Region (NC)	–	183	183
South Carolina Region	67	1,769	1,836
Virginia Region	–	75	75
Other	–	–	–
Total other real estate	$101,389	17,475	118,864

(1)   The counties comprising each region are as follows:
Eastern North Carolina Region - New Hanover, Brunswick, Duplin, Dare, Beaufort, Onslow, Carteret
Triangle North Carolina Region - Moore, Lee, Harnett, Chatham, Wake
Triad North Carolina Region - Montgomery, Randolph, Davidson, Rockingham, Guilford, Stanly
Southern Piedmont North Carolina Region - Anson, Richmond, Scotland, Robeson, Bladen, Columbus
South Carolina Region - Chesterfield, Dillon, Florence, Horry
Virginia Region - Wythe, Washington, Montgomery, Pulaski
Charlotte North Carolina Region - Iredell, Cabarrus, Rowan

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

Our provision for loan losses amounted to $8.4 million in the third quarter of 2010 compared to $5.2 million in the third quarter of 2009.  The provision for loan losses for the nine month period ended September 30, 2010 was $24.0 million compared to $13.6 million recorded in the first nine months of 2009.  The higher 2010 amounts were due to negative trends in asset quality as previously discussed.

Index

In the third quarter of 2010, we recorded $5.6 million in net charge-offs, which amounted to 1.06% annualized net charge-offs to average non-covered loans, compared to $3.9 million (0.72%) in the third quarter of 2009.  For the nine month periods ended September 30, 2010 and 2009, our annualized net charge-offs to average non-covered loans ratios were 1.04% and 0.52%, respectively. Our ratio of non-covered nonperforming assets to total non-covered assets was 4.16% at September 30, 2010 compared to 2.23% at September 30, 2009.

At September 30, 2010, the allowance for loan losses amounted to $45.0 million compared to $37.3 million at December 31, 2009 and $34.4 million at September 30, 2009.  The allowance for loan losses as a percentage of total non-covered loans was 2.15% at September 30, 2010, 1.75% at December 31, 2009, and 1.60% at September 30, 2009.

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

	Nine Months Ended September 30,	Twelve Months Ended December 31,	Nine Months Ended September 30,
($ in thousands)	2010	2009	2009
Loans outstanding at end of period	$2,510,174	2,652,865	2,726,100
Non-covered loans outstanding at end of period	$2,096,439	2,132,843	2,147,615
Covered loans outstanding at end of period	$413,735	520,022	578,485
Average amount of non-covered loans outstanding	$2,108,267	2,160,225	2,182,045

Allowance for loan losses, at beginning of year	$37,343	29,256	29,256
Provision for loan losses	24,017	20,186	13,611
	61,360	49,442	42,867
Loans charged off:
Commercial, financial, and agricultural	(3,234)	(2,143)	(1,664)
Real estate – construction, land development & other land loans	(5,549)	(1,716)	(581)
Real estate – mortgage – residential (1-4 family) first mortgages	(2,706)	(4,617)	(4,079)
Real estate – mortgage – home equity loans / lines of credit	(2,162)	(1,824)	(761)
Real estate – mortgage – commercial and other	(1,864)	(516)	(349)
Installment loans to individuals	(1,677)	(1,973)	(1,454)
Total charge-offs	(17,192)	(12,789)	(8,888)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	15	18	14
Real estate – construction, land development & other land loans	99	9	4
Real estate – mortgage – residential (1-4 family) first mortgages	240	184	73
Real estate – mortgage – home equity loans / lines of credit	126	66	31
Real estate – mortgage – commercial and other	15	129	123
Installment loans to individuals	336	284	220
Total recoveries	831	690	465
Net charge-offs	(16,361)	(12,099)	(8,423)
Allowance for loan losses, at end of period	$44,999	37,343	34,444

Ratios:
Net charge-offs as a percent of average non-covered loans	1.04%	0.56%	0.52%
Allowance for loan losses as a percent of non-covered loans at end of period	2.15%	1.75%	1.60%

Index

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at September 30, 2010, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2009.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following four sources - 1) an approximately $415 million line of credit with the Federal Home Loan Bank (of which $52 million was outstanding at September 30, 2010), 2) a $50 million overnight federal funds line of credit with a correspondent bank (of which $20 million was outstanding at September 30, 2010), 3) an approximately $91 million line of credit through the Federal Reserve Bank of Richmond’s discount window (of which $40 million was outstanding at September 30, 2010) and 4) a $10 million line of credit with a commercial bank (none of which was outstanding at September 30, 2010).  In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was further reduced by $203 million at September 30, 2010 and $170 million at December 31, 2009, as a result of our pledging letters of credit for public deposits at each of those dates.  Unused and available lines of credit amounted to $251 million at September 30, 2010 compared to $541 million at December 31, 2009.  The primary reason for the decline in the available lines of credit is explained in the following paragraph.

In January 2010, we received the results of a collateral audit from the FHLB.  Based primarily on a finding that we were not keeping certain original loan documents, but were instead imaging them and shredding the original documents, a significant portion of our collateral pledged to the FHLB was deemed to be ineligible for pledging purposes.  As a result, our FHLB borrowing availability was reduced from the $687 million disclosed in our 2009 Annual Report on Form 10-K to approximately $330 million.  In the third quarter of 2010, our borrowing availability increased to $415 million, primarily as a result of a new collateral audit performed by the FHLB.

In February 2010, our line of credit with a commercial bank was renewed for a one year period with a $10 million limit compared to the prior limit of $20 million.  The reduction in the line of credit was due to the correspondent bank’s desire to reduce its exposure in this line of business.

Our overall liquidity has improved over the past 12 months, with our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increasing from 15.2% at September 30, 2009 to 17.3% at September 30, 2010.

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

In October 2010, issues regarding bank mortgage foreclosure processes, including the use of “robo-signers,” were widely reported in the media.  We have evaluated our foreclosure processes, and we do not believe that we have any exposure to these issues.

Off-Balance Sheet Arrangements and Derivative Financial Instruments

Off-balance sheet arrangements include transactions, agreements, or other contractual arrangements in which we have obligations or provide guarantees on behalf of an unconsolidated entity.  We have no off-balance sheet arrangements of this kind other than repayment guarantees associated with trust preferred securities.

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics.  We have not engaged in derivative activities through September 30, 2010, and have no current plans to do so.

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

At September 30, 2010, our capital ratios exceeded the regulatory minimum ratios discussed above.  The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	Sept. 30, 2010	June 30, 2010	Dec. 31, 2009	Sept. 30, 2009
Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	15.48%	15.17%	13.88%	13.34%
Minimum required Tier I capital	4.00%	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	16.74%	16.43%	15.14%	14.59%
Minimum required total risk-based capital	8.00%	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted most recent quarter average assets	10.25%	10.04%	9.30%	9.18%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%	4.00%

Our bank subsidiary is also subject to capital requirements similar to those discussed above.  The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above.  At September 30, 2010, our bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”).  Our TCE ratio was 6.55% at September 30, 2010 compared to 5.94% at December 31, 2009 and 5.80% at September 30, 2009.

Index

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary, since January 1, 2010 that have not previously been discussed.  In Virginia, First Bank does business as “First Bank of Virginia.”

•	Our bank subsidiary, First Bank, held 75th anniversary celebrations throughout the branch network in August. First Bank opened for business in Troy, North Carolina in 1935.

•	We opened a bank branch in Christiansburg, Virginia on May 24, 2010. This branch is our sixth in southwestern Virginia.

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

•
On August 24, 2010, we announced a quarterly cash dividend of $0.08 cents per share payable on October 25, 2010 to shareholders of record on September 30, 2010.  This is the same dividend rate we declared in the third quarter of 2009.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first nine months of 2010.  At September 30, 2010, we had approximately 235,000 shares available for repurchase under existing authority from our board of directors.  We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations.  However, as a result of our participation in the U.S. Treasury’s Capital Purchase Program, we are prohibited from buying back stock without the permission of the Treasury until the preferred stock issued under that program is redeemed.  See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Index

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings.  Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities.  It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations.  Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates.  Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin).  Over the past five calendar years, our net interest margin has ranged from a low of 3.74% (realized in 2008) to a high of 4.33% (realized in 2005).  During that five year period, the prime rate of interest has ranged from a low of 3.25% (which was the rate as of September 30, 2010) to a high of 8.25%.  Our net interest margin for the three and nine month periods ended September 30, 2010 was 4.30% and 4.27%, respectively.  The consistency of our net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain.  At September 30, 2010, approximately 85% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Using stated maturities for all instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at September 30, 2010, we had $979 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets.  This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment.  However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions.  Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products.  For example, included in interest-bearing liabilities subject to interest rate changes within one year at September 30, 2010 are deposits totaling $1.02 billion comprised of NOW, savings, and certain types of money market deposits with interest rates set by management.  These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

From September 2007 to December 2008, in response to the declining economy, the Federal Reserve announced a series of interest rate reductions with rate cuts totaling 500 basis points and rates reaching historic lows.  As noted above, our net interest margin is negatively impacted, at least in the short-term, by reductions in interest rates.  In

Index

addition to the initial normal decline in net interest margin that we experience when interest rates are reduced (as discussed above), the cumulative impact of the magnitude of 500 basis points in interest rate cuts has continued to negatively impact our net interest margin, primarily due to our inability to cut a large portion of our interest-bearing deposits by any significant amount due to their already near-zero interest rate.  Also, for many of our deposit products, including time deposits that have recently matured, we have been unable to lower the interest rates we pay our customers by the full 500 basis point interest rate decrease due to competitive pressures.  The impact of the declining rate environment was mitigated by an initiative we began in late 2007 to add interest rate floors to our adjustable rate loans and to require generally higher loan interest rates to better compensate us for our risk.  The net impact of those factors was that our net interest margin steadily declined for most of 2008.  In 2009, the Federal Reserve made no changes to the interest rates, which resulted in our net interest margin increasing as we were able to renew matured time deposits at lower rates with only a minimal decrease in our asset yields.  As a result, our net interest margin increased steadily for five consecutive quarters, from 3.68% for the three month period ended March 31, 2009 to 4.35% for the three month period ended June 30, 2010, and was 4.30% for the three months ended September 30, 2010.

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

Index

Part II.  Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2010 to July 31, 2010	─	─	─	234,667
August 1, 2010 to August 31, 2010	─	─	─	234,667
September 1, 2010 to September 30, 2010	─	─	─	234,667
Total	─	─	─	234,667	(2)

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

(2)
The table above does not include shares that were used by option holders to satisfy the exercise price of the call options we issued to our employees and directors pursuant to our stock option plans. There were no such exercises occurring during the three month period ended September 30, 2010.

There were no unregistered sales of our securities during the nine months ended September 30, 2010.

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

FIRST BANCORP

November 9, 2010	By:	/s/ Jerry L. Ocheltree
Jerry L. Ocheltree
President
(Principal Executive Officer), Treasurer and Director

November 9, 2010	By:	/s/ Anna G. Hollers
Anna G. Hollers
Executive Vice President,Secretary and Chief Operating Officer

November 9, 2010	By:	/s/ Eric P. Credle
Eric P. Credle
Executive Vice President and Chief Financial Officer