Form 10-K
period 2010-12-31
FIRST BANCORP /NC/
filed 2011-03-16
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   YES        ☒   NO

The aggregate market value of the Common Stock, no par value, held by non-affiliates of the registrant, based on the closing price of the Common Stock as of June 30, 2010 as reported by The NASDAQ Global Select Market, was approximately $217,318,832.

The number of shares of the registrant’s Common Stock outstanding on February 28, 2011 was 16,822,271.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

		Begins on Page (s)

Forward-Looking Statements		5

PART I
Item 1	Business	5
Item 1A	Risk Factors	21
Item 1B	Unresolved Staff Comments	27
Item 2	Properties	27
Item 3	Legal Proceedings	27
PART II
Item 5	Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities	27, 69
Item 6	Selected Consolidated Financial Data	30, 69
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
	Overview – 2010 Compared to 2009	31
	Overview – 2009 Compared to 2008	34
	Outlook for 2011	36
	Critical Accounting Policies	37
	Merger and Acquisition Activity	39
	FDIC Indemnification Asset	40
	Statistical Information
	Net Interest Income	43, 70
	Provision for Loan Losses	45, 77
	Noninterest Income	46, 71
	Noninterest Expenses	48, 72
	Income Taxes	49, 72
	Stock-Based Compensation	49
	Distribution of Assets and Liabilities	52, 73
	Securities	53, 73
	Loans	55, 75
	Nonperforming Assets	56, 77
	Allowance for Loan Losses and Loan Loss Experience	59, 78
	Deposits and Securities Sold Under Agreements to Repurchase	60, 79
	Borrowings	61
	Liquidity, Commitments, and Contingencies	63, 83
	Capital Resources and Shareholders’ Equity	64, 85
	Off-Balance Sheet Arrangements and Derivative Financial Instruments	66
	Return on Assets and Equity	66, 84
	Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk)	66, 82
	Inflation	68
	Current Accounting Matters	68
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	68
Item 8	Financial Statements and Supplementary Data:
	Consolidated Balance Sheets as of December 31, 2010 and 2009	87
	Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2010	88

		Begins on Page (s)

	Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2010	89
	Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2010	90
	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2010	91
	Notes to Consolidated Financial Statements	92
	Reports of Independent Registered Public Accounting Firm	150
	Selected Consolidated Financial Data	69
	Quarterly Financial Summary	86

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	152
Item 9A	Controls and Procedures	152
Item 9B	Other Information	153

PART III
Item 10	Directors, Executive Officers and Corporate Governance	153*
Item 11	Executive Compensation	153*
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	153*
Item 13	Certain Relationships and Related Transactions, and Director Independence	153*
Item 14	Principal Accountant Fees and Services	153*

PART IV
Item 15	Exhibits and Financial Statement Schedules	154

SIGNATURES		157

*
Information called for by Part III (Items 10 through 14) is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2011.

FORWARD-LOOKING STATEMENTS

This report contains statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties.  Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Further, forward-looking statements are intended to speak only as of the date made.  Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning our opinions or judgment about future events.  Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions.  For additional information that could affect the matters discussed in this paragraph, see the “Risk Factors” section in Item 1A of this report.

PART I

Item 1.  Business

General Description

The Company

First Bancorp (the “Company”) is a bank holding company.  Our principal activity is the ownership and operation of First Bank (the “Bank”), a state-chartered bank with its main office in Troy, North Carolina.  The Company is also the parent to a series of statutory business trusts organized under the laws of the State of Delaware that were created for the purpose of issuing trust preferred debt securities.  Our outstanding debt associated with these trusts was $46.4 million at December 31, 2010 and 2009.

The Company was incorporated in North Carolina on December 8, 1983, as Montgomery Bancorp, for the purpose of acquiring 100% of the outstanding common stock of the Bank through a stock-for-stock exchange.  On December 31, 1986, the Company changed its name to First Bancorp to conform its name to the name of the Bank, which had changed its name from Bank of Montgomery to First Bank in 1985.

The Bank was organized in 1934 and began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated.  Troy, population 3,500, is located in the center of Montgomery County, approximately 60 miles east of Charlotte, 50 miles south of Greensboro, and 80 miles southwest of Raleigh.  As of December 31, 2010, we conducted business from 92 branches covering a geographical area from Little River, South Carolina to the southeast, to Wilmington, North Carolina to the east, to Kill Devil Hills, North Carolina to the northeast, to Radford, Virginia to the north, to Wytheville, Virginia to the northwest, and to Harmony, North Carolina to the west.  We also have a loan production office in Blacksburg, which is located in southwestern Virginia and represents our furthest location to the north of Troy.  Of the Bank’s 92 branches, 77 are in North Carolina, nine branches are in South Carolina and six branches are in Virginia (where we operate under the name “First Bank of Virginia”).  Ranked by assets, the Bank was the fifth largest bank headquartered in North Carolina as of December 31, 2010.

On June 19, 2009, we acquired substantially all of the assets and liabilities of Cooperative Bank, which had been closed earlier that day by regulatory authorities.  Cooperative Bank operated through twenty-four branches located primarily in the coastal region of North Carolina.  In connection with the acquisition, we assumed assets with a book value of $959 million, including $829 million in loans and $706 million in deposits.  The loans and foreclosed real estate purchased are covered by loss share agreements between the Federal Deposit Insurance Corporation (FDIC) and First Bank which affords the Bank significant loss protection.  We recorded a gain of $67.9 million as a result of this acquisition.  Additional information regarding this transaction is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the audited consolidated financial statements.

On January 21, 2011, we entered into a purchase and assumption agreement with the FDIC to purchase substantially all of the assets and liabilities of The Bank of Asheville in Asheville, North Carolina.  The Bank of Asheville had five branches with approximately $193 million in total assets, including $154 million in loans, and $196 million in liabilities, including $192 million in deposits.  Substantially all of the loans and foreclosed real-estate are covered by loss share agreements with the FDIC.

As of December 31, 2010, the Bank had two wholly owned subsidiaries, First Bank Insurance Services, Inc. (“First Bank Insurance”) and First Troy SPE, LLC.  First Bank Insurance was acquired as an active insurance agency in 1994 in connection with the Company’s acquisition of a bank that had an insurance subsidiary.  On December 29, 1995, the insurance agency operations of First Bank Insurance were divested.  From December 1995 until October 1999, First Bank Insurance was inactive.  In October 1999, First Bank Insurance began operations again as a provider of non-FDIC insured investments and insurance products.  Currently, First Bank Insurance’s primary business activity is the placement of property and casualty insurance coverage.  First Troy SPE, LLC, which was organized in December 2009, is a holding entity for certain foreclosed properties.

Our principal executive offices are located at 341 North Main Street, Troy, North Carolina 27371-0508, and our telephone number is (910) 576-6171.  Unless the context requires otherwise, references to the “Company” in this annual report on Form 10-K shall mean collectively First Bancorp and its consolidated subsidiaries.

General Business

We engage in a full range of banking activities, with the acceptance of deposits and the making of loans being its most basic activities.  We offer deposit products such as checking, savings, NOW and money market accounts, as well as time deposits, including various types of certificates of deposits (CDs) and individual retirement accounts (IRAs).  For business customers, we offer repurchase agreements (also called securities sold under agreement to repurchase), which are similar to interest-bearing deposits and allow us to pay interest to business customers without statutory limitations on the number of withdrawals that these customers can make.  We provide loans for a wide range of consumer and commercial purposes, including loans for business, agriculture, real estate, personal uses, home improvement and automobiles.  We also offers credit cards, debit cards, letters of credit, safe deposit box rentals, bank money orders and electronic funds transfer services, including wire transfers.  In addition, we offer internet banking, mobile banking, cash management and bank-by-phone capabilities to our customers, and are affiliated with ATM networks that give our customers access to 61,000 ATMs, with no surcharge fee.  In 2007, we introduced remote deposit capture, which provides business customers with a method to electronically transmit checks received from customers into their bank account without having to visit a branch.  In 2008, we joined the Certificate of Deposit Account Registry Service (CDARS), which gives our customers the ability to obtain FDIC insurance on deposits of up to $50 million, while continuing to work directly with their local First Bank branch.

Because the majority of our customers are individuals and small to medium-sized businesses located in the counties we serve, management does not believe that the loss of a single customer or group of customers would have a material adverse impact on the Bank.  There are no seasonal factors that tend to have any material effect on the Bank’s business, and we do not rely on foreign sources of funds or income.  Because we operate primarily within the coastal and central Piedmont regions of North Carolina, the economic conditions of those areas could have a material impact on the Company.  See additional discussion below in the section entitled “Territory Served and Competition.”

Beginning in 1999, First Bank Insurance began offering non-FDIC insured investment and insurance products, including mutual funds, annuities, long-term care insurance, life insurance, and company retirement plans, as well as financial planning services (the “investments division”).  In May 2001, First Bank Insurance added to its product line when it acquired two insurance agencies that specialized in the placement of property and casualty insurance.  In October 2003, the “investments division” of First Bank Insurance became a part of the Bank.  The primary activity of First Bank Insurance is now the placement of property and casualty insurance products.  In February 2010, First Bank Insurance acquired The Insurance Center, Inc., a Troy-based property and casualty insurance agency with approximately 500 customers.

Until April 2010, the Company owned and operated another subsidiary, Montgomery Data Services, Inc.  Montgomery Data provided electronic data processing services for the Bank and to other area financial institutions for a fee.  In January 2010, Montgomery Data’s last external customer terminated its service agreement.  Due to the demands of providing service to the Bank, we decided to discontinue servicing third parties and merged the operations of Montgomery Data into the Bank in April 2010.  For the years ended December 31, 2010, 2009 and 2008, external customers provided gross revenues of $32,000, $139,000 and $167,000, respectively.

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

Territory Served and Competition

Our headquarters are located in Troy, Montgomery County, North Carolina.  At the end of 2010, we served primarily the south central area of the Piedmont and the eastern coastal regions of North Carolina, with additional operations in northeastern South Carolina and southwestern Virginia.  As previously discussed, in January 2011, we acquired a failed bank that operated in Buncombe County, which is in the western part of North Carolina.  The following table presents, for each county where we operated as of December 31, 2010; the number of bank branches operated by the Company within the county, the approximate amount of deposits with the Company in the county as of December 31, 2010, our approximate deposit market share at June 30, 2010, and the number of bank competitors located in the county at June 30, 2010.

County	Number of Branches	Deposits (in millions)	Market Share	Number of Competitors
Anson, NC	1	$11	3.9%	5
Beaufort, NC	3	35	3.6%	6
Bladen, NC	1	24	10.5%	5
Brunswick, NC	4	89	6.5%	12
Cabarrus, NC	2	37	1.7%	11
Carteret, NC	2	31	3.6%	8
Chatham, NC	2	53	13.8%	10
Chesterfield, SC	3	60	17.3%	7
Columbus, NC	2	31	5.0%	6
Dare, NC	1	10	1.3%	11
Davidson, NC	3	104	3.9%	10
Dillon, SC	3	69	25.5%	3
Duplin, NC	3	114	26.7%	6
Florence, SC	2	25	1.4%	14
Guilford, NC	1	59	0.6%	21
Harnett, NC	3	116	12.7%	10
Horry, SC	1	4	0.1%	25
Iredell, NC	2	31	1.5%	23
Lee, NC	4	182	23.6%	10
Montgomery, NC	5	102	37.7%	4
Montgomery, VA	2	50	2.4%	13
Moore, NC	11	382	26.3%	11
New Hanover, NC	5	143	4.3%	20
Onslow, NC	2	52	4.9%	9
Pulaski, VA	1	26	6.6%	8
Randolph, NC	4	65	3.8%	15
Richmond, NC	1	22	4.5%	6
Robeson, NC	5	188	19.5%	10
Rockingham, NC	1	31	2.6%	11
Rowan, NC	2	47	3.5%	13
Scotland, NC	2	59	17.7%	6
Stanly, NC	4	84	9.9%	6
Wake, NC	1	24	0.1%	30
Washington, VA	1	33	2.4%	16
Wythe, VA	2	72	12.8%	11
Brokered & Internet Deposits	-	188
Total	92	$2,653

Our branches and facilities are primarily located in small communities whose economies are based primarily on services, manufacturing and light industry.  Although our market is predominantly small communities and rural areas, the market area is not dependent on agriculture.  Textiles, furniture, mobile homes, electronics, plastic and metal fabrication, forest products, food products, chicken hatcheries, and cigarettes are among the leading manufacturing industries in the trade area.  Leading producers of lumber and rugs are located in Montgomery County, North Carolina.  The Pinehurst area within Moore County, North Carolina, is a widely known golf resort and retirement area.  The High Point, North Carolina, area is widely known for its furniture market.  New Hanover and Brunswick Counties, located in the southeastern coastal region of North Carolina, are popular with tourists and have significant retirement populations.  Additionally, several of the communities served by the Company are “bedroom” communities of large cities like Charlotte, Raleigh and Greensboro, while several branches are located in medium-sized cities such as Albemarle, Asheboro, High Point, Southern Pines and Sanford.  We also have branches in small communities such as Bennett, Polkton, Vass, and Harmony.

Approximately 14% of our deposit base is in Moore County.  Accordingly, material changes in competition, the economy or population of Moore County could materially impact the Company.  No other county comprises more than 10% of our deposit base.

We compete in our various market areas with, among others, several large interstate bank holding companies.  These large competitors have substantially greater resources than us, including broader geographic markets, higher lending limits and the ability to make greater use of large-scale advertising and promotions.  A significant number of interstate banking acquisitions have taken place in the past decade, thus further increasing the size and financial resources of some of our competitors, three of which are among the largest bank holding companies in the nation.  In many of our markets, we also compete against banks that have been organized within the past ten to fifteen years.  Until recently, these new banks often focused on loan and deposit balance sheet growth, and not necessarily on earnings profitability, which often resulted in them offering more attractive terms on loans and deposits than we were able to offer in light of our profitability goals.  Due to capital considerations, most of these banks are no longer seeking balance sheet growth.  This has increased our ability to compete for loans, but the same banks continue to offer premium rates on deposits, presumably in an effort to maintain maximum liquidity during these challenging economic times.  Moore County, which as noted above comprises a disproportionate share of our deposits, is a particularly competitive market, with at least eleven other financial institutions having a physical presence.  See “Supervision and Regulation” below for a further discussion of regulations in our industry that affect competition.

We compete not only against banking organizations, but also against a wide range of financial service providers, including federally and state-chartered savings and loan institutions, credit unions, investment and brokerage firms and small-loan or consumer finance companies.  One of the credit unions in our market area is among the largest in the nation.  Competition among financial institutions of all types is virtually unlimited with respect to legal ability and authority to provide most financial services.  We also experience competition from internet banks, particularly in the area of time deposits.

Despite the competitive market, we believe we have certain advantages over our competition in the areas we serve.  We seek to maintain a distinct local identity in each of the communities we serve and we actively sponsor and participate in local civic affairs.  Most lending and other customer-related business decisions can be made without delays often associated with larger institutions.  Additionally, employment of local managers and personnel in various offices and low turnover of personnel enable us to establish and maintain long-term relationships with individual and corporate customers.

Lending Policy and Procedures

Conservative lending policies and procedures and appropriate underwriting standards are high priorities of the Bank.  Loans are approved under our written loan policy, which provides that lending officers, principally branch managers, have authority to approve loans of various amounts up to $350,000, with lending limits varying depending upon the experience of the lender and whether the loan is secured or unsecured.  Each of our regional senior lending officers has discretion to approve secured loans of various principal amounts up to $500,000 and together can approve loans up to $4,000,000.  Loans above $4,000,000 must be approved by the Executive Committee of the board of directors.

Our board of directors reviews and approves loans that exceed management’s lending authority, loans to executive officers, directors, and their affiliates and, in certain instances, other types of loans.  New credit extensions are reviewed daily by our senior management and at least monthly by our board of directors.

We continually monitor our loan portfolio to identify areas of concern and to enable us to take corrective action.  Lending officers and the board of directors meet periodically to review past due loans and portfolio quality, while assuring that the Bank is appropriately meeting the credit needs of the communities it serves.  Individual lending officers are responsible for pursuing collection of past-due amounts and monitoring any changes in the financial status of borrowers.

We also contract with an independent consulting firm to review new loan originations meeting certain criteria, as well as to assign risk grades to existing credits meeting certain thresholds.  The consulting firm’s observations, comments, and risk grades, including variances with the Bank’s risk grades, are shared with the audit committee of the Company’s board of directors and are considered by management in setting Bank policy, as well as in evaluating the adequacy of the allowance for loan losses.  The consulting firm also provides training on a periodic basis to our loan officers to keep them updated on current developments in the marketplace.  For additional information, see “Allowance for Loan Losses and Loan Loss Experience” under Item 7 below.

Investment Policy and Procedures

We have adopted an investment policy designed to maximize our income from funds not needed to meet loan demand, in a manner consistent with appropriate liquidity and risk objectives.  Pursuant to this policy, we may invest in federal, state and municipal obligations, federal agency obligations, public housing authority bonds, industrial development revenue bonds, Federal Home Loan Bank bonds, Fannie Mae bonds, Government National Mortgage Association bonds, Freddie Mac bonds, Small Business Administration bonds, and, to a limited extent, corporate bonds.  Except for corporate bonds, our investments must be rated at least Baa by Moody’s or BBB by Standard and Poor’s.  Securities rated below A are periodically reviewed for creditworthiness.  We may purchase non-rated municipal bonds only if such bonds are in our general market area and we determine these bonds have a credit risk no greater than the minimum ratings referred to above.  Industrial development authority bonds, which normally are not rated, are purchased only if they are judged to possess a high degree of credit soundness to assure reasonably prompt sale at a fair value.  We are also authorized by our board of directors to invest a portion of our securities portfolio in high quality corporate bonds, with the amount of such bonds not to exceed 15% of the entire securities portfolio.  Prior to purchasing a corporate bond, the Company’s management performs due diligence on the issuer of the bond, and the purchase is not made unless we believe that the purchase of the bond bears no more risk to the Company than would an unsecured loan to the same company.

Our investment officer implements the investment policy, monitors the investment portfolio, recommends portfolio strategies and reports to the Company’s Investment Committee.  The Investment Committee generally meets on a quarterly basis to review investment activity and to assess the overall position of the securities portfolio.  The Investment Committee compares our securities portfolio with portfolios of other companies of comparable size.  In addition, reports of all purchases, sales, issuer calls, net profits or losses and market appreciation or depreciation of the bond portfolio are reviewed by our board of directors each month.  Once a quarter, our interest rate risk exposure is evaluated by our board of directors.  Each year, the written investment policy is approved by the board of directors.

Mergers and Acquisitions

As part of our operations, we have pursued an acquisition strategy over the years to augment our internal growth.  We regularly evaluate the potential acquisition of, or merger with, various financial institutions.  Our acquisitions have generally fallen into one of three categories - 1) an acquisition of a financial institution or branch thereof within a market in which we operate, 2) an acquisition of a financial institution or branch thereof in a market contiguous or nearly contiguous to a market in which we operate, or 3) an acquisition of a company that has products or services that we do not currently offer.  Historically, we have paid for our acquisitions with cash and/or common stock and any operating income or loss has been fully borne by the Company beginning on the closing date of the acquisition.

In 2009, FDIC-assisted acquisitions began to occur frequently as banking regulators closed problem banks.  In FDIC-assisted transactions, the acquiring bank often does not pay any consideration for the failed bank, and in some cases receives cash from the FDIC as part of the transaction.  In addition, the acquiring bank usually enters into one or more loss share agreements with the FDIC, which affords the acquiring bank significant loss protection.  As discussed below, we completed FDIC-assisted transactions in 2009 and 2011.

We believe that we can enhance our earnings by pursuing these types of acquisition opportunities through any combination or all of the following:  1) achieving cost efficiencies, 2) enhancing the acquiree’s earnings or gaining new customers by introducing a more successful banking model with more products and services to the acquiree’s market base, 3) increasing customer satisfaction or gaining new customers by providing more locations for the convenience of customers, and 4) leveraging the customer base by offering new products and services.  There is also the possibility, especially in a FDIC-assisted transaction, to record a gain on the acquisition date arising from the difference between the purchase price and the acquisition date fair value of the acquired assets and liabilities.

From 2000 to 2010, we completed acquisitions in each of the three categories described above.  During that time, we 1) completed four whole-bank traditional acquisitions, with one being in our existing market areas and the other three being in contiguous markets, with total assets exceeding $700 million, 2) purchased ten bank branches from other banks (both in existing market area and in contiguous/nearly contiguous markets) with total assets of approximately $250 million, and 3) acquired three insurance agencies, which provided us with the ability to offer property and casualty insurance coverage.

In addition to the traditional acquisitions discussed above, on June 19, 2009, we acquired substantially all of the assets and liabilities of Cooperative Bank in a FDIC-assisted transaction.  Cooperative Bank operated through twenty-one branches in North Carolina and three branches in South Carolina in the same markets in which the Bank was already operating, as well as in several new, mostly contiguous markets.  In connection with the acquisition, First Bank assumed assets with a book value of $959 million, including $829 million in loans and $706 million in deposits.  The loans and foreclosed real estate purchased are covered by two loss share agreements with the FDIC, which afford First Bank significant loss protection.  Under the loss share agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $303 million and 95% of losses in excess of that amount.  The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction.  New loans made after that date are not covered by the loss share agreements.  We received $25.8 million from the FDIC as result of this acquisition and recorded an acquisition gain of $67.9 million.

There are many factors that we consider when evaluating how much to offer for potential acquisition candidates (including FDIC-assisted transactions) with a few of the more significant factors being projected impact on earnings per share, projected impact on capital, and projected impact on book value and tangible book value.  Significant assumptions that affect this analysis include the estimated future earnings stream of the acquisition candidate, estimated credit and other losses to be incurred, the amount of cost efficiencies that can be realized, and the interest rate earned/lost on the cash received/paid.  In addition to these primary factors, we also consider other factors including (but not limited to) marketplace acquisition statistics, location of the candidate in relation to our expansion strategy, market growth potential, management of the candidate, potential integration issues (including corporate culture), and the size of the acquisition candidate.

We plan to continue to evaluate acquisition opportunities that could potentially benefit the Company and its shareholders.  These opportunities may include acquisitions that do not fit the categories discussed above.

As previously discussed, in January 2011, we entered into a purchase and assumption agreement with the FDIC to purchase substantially all the assets and liabilities of The Bank of Asheville in Asheville, North Carolina in a FDIC-assisted transaction.  See Note 19 to the consolidated financial statements for additional information.

For a further discussion of recent acquisition activity, see “Merger and Acquisition Activity” under Item 7 below.

Employees

As of December 31, 2010, we had 753 full-time and 41 part-time employees.  We are not a party to any collective bargaining agreements, and we consider our employee relations to be good.

Supervision and Regulation

As a bank holding company, we are subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the North Carolina Office of the Commissioner of Banks (the “Commissioner”).  The Bank is subject to supervision and examination by the FDIC and the Commissioner.  For additional information, see also Note 15 to the consolidated financial statements.

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

The FDIC is authorized to approve conversions, mergers, consolidations and assumptions of deposit liability transactions between insured banks and uninsured banks or institutions, and to prevent capital or surplus diminution in such transactions if the resulting, continuing, or assumed bank is an insured nonmember bank.  In addition, the FDIC monitors the Bank’s compliance with several banking statutes, such as the Depository Institution Management Interlocks Act and the Community Reinvestment Act of 1977.  The FDIC also conducts periodic examinations of the Bank to assess its compliance with banking laws and regulations, and it has the power to implement changes to, or restrictions on, the Bank’s operations if it finds that a violation is occurring or is threatened.

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

FDIC Insurance

As a member of the FDIC, the Bank’s deposits are insured by the FDIC.  For this protection, each member bank pays a quarterly statutory assessment, based on its level of deposits, and is subject to the rules and regulations of the FDIC.  Based on the specified risk factors, for 2008, the Bank was assigned an assessment rate of 5.1 cents per $100 of assessable deposits, which resulted in annual insurance premium expense of approximately $1.2 million during 2008.

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

The FDIC also announced on February 27, 2009 an interim rule that imposed a one-time special assessment of seven cents per $100 in insured deposits to be collected on September 30, 2009, which resulted in a $1.6 million expense for the Bank that was recorded in the second quarter of 2009 and paid on September 30, 2009.  The interim rule also permits the FDIC to impose emergency special assessments from time to time after June 30, 2009 if the FDIC board believes the deposit insurance fund will fall to a level that would adversely affect public confidence in federal deposit insurance.  To date, the FDIC has not imposed additional special assessments, but in December 2009, the FDIC did require banks to prepay their estimated insurance premiums for 2010 through 2012, which resulted in the Bank prepaying approximately $16.9 million in premiums.  This prepaid amount is being recorded as expense on our books as it is incurred.  We recognized approximately $4.4 million in FDIC insurance expense in 2010.

In February 2011, the FDIC announced changes to the deposit insurance program whereby FDIC deposit insurance assessments will be based on average total assets less average tangible equity instead of the previous methodology that was based on deposits.  Also new assessment rates were adopted.  The new assessment methodology and assessment rates will be effective April 1, 2011.  Excluding the impact of any special assessments or future rule changes, we expect this new methodology to reduce our FDIC insurance expense by approximately $1.6 million on an annual basis.

In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation (FICO) to service FICO debt incurred in connection with the resolution of the thrift industry crisis in the 1980s.  The FICO assessment rate is adjusted quarterly.  The average annual assessment rate in 2010 was 1.04 cents per $100 for insured deposits, which resulted in approximately $297,000 in expense for the Bank for 2010.  For the first quarter of 2011, the FICO assessment rate for such deposits will be 1.02 cents per $100 of insured deposits, which is expected to result in expense of approximately $271,000 in 2011.

Pursuant to EESA, in 2008 the maximum deposit insurance amount per depositor was temporarily increased from $100,000 to $250,000 until December 31, 2013.  On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (see discussion below) permanently raised the standard maximum deposit insurance amount to $250,000 per depositor.  On November 9, 2010 the FDIC issued a final rule under the Dodd-Frank Act that provides unlimited insurance coverage of non-interest bearing transaction accounts from December 31, 2010 through December 31, 2012.  An amendment was signed into law in December 2010 to include Interest on Lawyer Trust Accounts (IOLTAs) within the definition of “noninterest-bearing transaction accounts.”

Additionally, in 2008, regulatory authorities enacted legislation that enabled the FDIC to establish its Temporary Liquidity Guarantee Program (“TLGP”).  The TGLP had two primary components – 1) a transaction account guarantee program (“TAGP”), and 2) a debt guarantee program.  Under the TAGP, the FDIC would fully guarantee, until June 30, 2010, all noninterest-bearing transaction accounts, including NOW accounts with interest rates of 0.50 percent or less and IOLTAs.  On April 14, 2010, the FDIC extended the TAGP until December 31, 2010, with a revised interest rate of 0.25 percent or less.  Under the debt guarantee program of the TLGP, the FDIC guaranteed certain senior unsecured debt of insured depository institutions, or their qualified holding companies, issued between October 14, 2008 and October 31, 2009.  After an initial phase-in period, both programs became elective options for banks during 2009.

We elected to participate in both programs, although we did not utilize the debt guarantee program, which has now expired as it relates to new issuances of debt.   The cost of the TAGP was not significant in 2009.  In 2010, we recorded approximately $207,000 in expense related to the TAGP.  The TAGP program expired on December 31, 2010, but as noted above new FDIC rules provide unlimited FDIC insurance coverage of non-interest bearing transaction accounts from December 31, 2010 through December 31, 2012.

Legislative and Regulatory Developments

Given the ongoing financial crisis and the current presidential administration, legislation that would affect regulation in the banking industry is introduced in most legislative sessions.  The most significant recent legislative and regulatory developments impacting the Company were 1) the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and 2) Automated Overdraft Payment Regulation, each of which is discussed below.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, the Dodd-Frank Act became law.  The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things,

•	enhanced authority over troubled and failing banks and their holding companies;
•	increased capital and liquidity requirements;
•	increased regulatory examination fees;
•	specific provisions designed to improve supervision and safety and soundness by imposing restrictions and limitations on the scope and type of banking and financial activities.

In addition, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system that will be enforced by new and existing federal regulatory agencies, including the Financial Stability Oversight Council (FSOC), the FRB, the Office of Comptroller of the Currency, the FDIC, and the Consumer Financial Protection Bureau (CFPB).  The following description briefly summarizes aspects of the Dodd-Frank Act that could impact the Company, both currently and prospectively.

Deposit Insurance.  The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits.  Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund (DIF) will be calculated.  Under the amendments, the FDIC assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.  The Dodd-Frank Act also changes the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds by September 30, 2020.

Interest on Demand Deposits.  The Dodd-Frank Act also provides that, effective one year after the date of its enactment, depository institutions may pay interest on demand deposits.  Although we have not determined the ultimate impact of this aspect of the legislation, we expect interest costs associated with demand deposits to increase.

Trust Preferred Securities.  The Dodd-Frank Act prohibits bank holding companies from including in their regulatory Tier 1 capital hybrid debt and equity securities issued on or after May 19, 2010.  Among the hybrid debt and equity securities included in this prohibition are trust preferred securities, which we have issued in the past in order to raise additional Tier 1 capital and otherwise improve our regulatory capital ratios.  Although we may continue to include our existing trust preferred securities as Tier 1 capital, the prohibition on the use of these securities as Tier 1 capital may limit our ability to raise capital in the future.

The Consumer Financial Protection Bureau.  The Dodd-Frank Act creates a new, independent Consumer Financial Protection Bureau (CFPB) within the FRB.  The CFPB’s responsibility is to establish, implement and enforce rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services.  The CFPB has rulemaking authority over many of the statutes that govern products and services banks offer to consumers.  In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations the CFPB will promulgate and state attorney generals will have the authority to enforce consumer protection rules the CFPB adopts against state-chartered institutions and national banks.  Compliance with any such new regulations established by the CFPB and/or states could reduce our revenue, increase our cost of operations, and could limit our ability to expand into certain products and services.

Debit Card Interchange Fees.  The Dodd-Frank Act gives the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.  While we are not directly subject to these rules for so long as our assets do not exceed $10 billion, our activities as a debit card issuer may nevertheless be indirectly impacted by the change in the applicable debit card market caused by these regulations, which may require us to match any new lower fee structure implemented by larger financial institutions in order to remain competitive.  Such lower fees could impact the revenue we earn from debit interchange fees, which amounted to $2.5 million for 2010.

Increased Capital Standards and Enhanced Supervision.  The Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements for banks and bank holding companies.  These new standards will be no less strict than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, become higher once the agencies promulgate the new standards.  Compliance with heightened capital standards may reduce our ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations.

Transactions with Affiliates.  The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions,” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Transactions with Insiders.  The Dodd-Frank Act expands insider transaction limitations through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending and borrowing transactions.  The Dodd-Frank Act also places restrictions on certain asset sales to and from an insider of an institution, including requirements that such sales be on market terms and, in certain circumstances, receive the approval of the institution’s board of directors.

Enhanced Lending Limits.  The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower.  Federal banking law currently limits a national bank’s ability to extend credit to one person or group of related persons to an amount that does not exceed certain thresholds.  The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements and securities lending and borrowing transactions. It also will eventually prohibit state-chartered banks from engaging in derivative transactions unless the state lending limit laws take into account credit exposure to such transactions.

Corporate Governance.  The Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company.  The Dodd-Frank Act:

•	grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation;
•	enhances independence requirements for compensation committee members;
•	requires companies listed on national securities exchanges to adopt clawback policies for incentive-based compensation plans applicable to executive officers; and
•
provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as directors and require such companies to include such nominees in its proxy materials.

Many of the requirements of the Dodd-Frank Act will be subject to implementation over the course of several years.  While we do not currently expect the final requirements of the Dodd-Frank Act to have a material adverse impact on the Company, we do expect them to negatively impact our profitability, require changes to certain of our business practices, including limitations on fee income opportunities, and impose more stringent capital, liquidity and leverage requirements upon the Company.  These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

Automated Overdraft Payment Regulation

The Federal Reserve and FDIC have recently enacted consumer protection regulations related to automated overdraft payment programs offered by financial institutions.  In November 2009, the Federal Reserve amended its Regulation E to prohibit financial institutions, including the Company, from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  The Regulation E amendments also require financial institutions to provide consumers with a notice that explains the financial institution’s overdraft services, including the fees associated with the service and the consumer’s choices.  We have completed implementation of the changes as required by the Regulation E amendments, which resulted in a reduction of overdraft fees that we were able to collect during the second half of 2010.

In November 2010, the FDIC supplemented the Regulation E amendments by requiring FDIC-supervised institutions, including the Company, to implement additional changes relating to automated overdraft payment programs by July 1, 2011.  The most significant of these changes require financial institutions to monitor overdraft payment programs for “excessive or chronic” customer use and undertake “meaningful and effective” follow-up action with customers that overdraw their accounts more than six times during a rolling 12-month period.  The additional guidance also imposes daily limits on overdraft charges, requires institutions to review and modify check-clearing procedures, prominently distinguish account balances from available overdraft coverage amounts and requires increased board and management oversight regarding overdraft payment programs.  We have already begun to implement many of the changes required by the FDIC guidance, and we are working to implement the remaining changes in advance of the July 1, 2011 effective date.

Neither the Company nor the Bank can predict what other legislation might be enacted or what other regulations or assessments might be adopted.

See “Capital Resources and Shareholders’ Equity” under Item 7 below for a discussion of regulatory capital requirements.

Available Information

We maintain a corporate Internet site at www.FirstBancorp.com, which contains a link within the “Investor Relations” section of the site to each of our filings with the Securities and Exchange Commission, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  These filings are available, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.  These filings can also be accessed at the Securities and Exchange Commission’s website located at www.sec.gov.  Information included on our Internet site is not incorporated by reference into this annual report.

Item 1A.   Risk Factors

Difficult market conditions and economic trends have adversely affected our industry and our business.

A general economic downturn began in the latter half of 2007.  Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions.  In addition, the value of real estate collateral supporting many loans has declined and may continue to decline.  General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  We believe that the economic downtrends are largely responsible for the deterioration in loan quality that we experienced over the past three years, including higher levels of loan charge-offs, higher levels of nonperforming assets, and higher provisions for loan losses.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of confidence, increased market volatility and widespread reduction in general business activity.  Financial institutions, including us, have experienced a decrease in access to borrowings.  The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets have adversely affected, and may continue to adversely affect, our business, financial condition, results of operations and stock price.

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

Like many businesses, our overall success is partially dependent on the economic conditions in the marketplace where we operate.  Our marketplace is predominately concentrated in the central Piedmont and coastal regions of North Carolina.  As is the case for most of the country, these regions are currently experiencing recessionary economic conditions, which we believe is a factor in our increases in borrower delinquencies, nonperforming assets, and loan losses during 2009 and 2010 compared to recent prior years.  If economic conditions in our marketplace worsen, it would likely have an adverse impact on us.  In particular, if economic conditions related to real estate values in our marketplace were to worsen, our loan losses would likely increase.  At December 31, 2010, approximately 90% of our loans were secured by real estate collateral, which means that additional decreases in real estate values would have an adverse impact on our operations.

Current levels of unprecedented market volatility may adversely affect the market value of our common stock.

During the economic downturn, the capital and credit markets have experienced volatility and disruption.  In some cases, the markets have produced downward pressure on stock prices for certain companies without regard to those companies’ underlying financial strength.

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

We have goodwill recorded on our balance sheet as an asset with a carrying value as of December 31, 2010 of $65.8 million.  Under generally accepted accounting principles, goodwill is required to be tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The test for goodwill impairment involves comparing the fair value of a company’s reporting units to their respective carrying values.  For our company, our community banking operation is our only material reporting unit.  The price of our common stock is one of several measures available for estimating the fair value of our community banking operations.  For much of 2009 and 2010, the stock market value of our common stock traded below the book value of our company.  Subject to the results of other valuation techniques, if this situation persists or worsens, this could indicate that our next test of goodwill will result in a determination that there is impairment.  We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which could have a negative impact on our results of operations.

We may be subject to more stringent capital requirements.

We are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which we must maintain.  From time to time, the regulators implement changes to these regulatory capital adequacy guidelines.  If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected.  In light of proposed changes to regulatory capital requirements contained in the Dodd-Frank Act and the regulatory accords on international banking institutions formulated by the Basel Committee and implemented by the Federal Reserve, we likely will be required to satisfy additional, more stringent, capital adequacy standards.  The ultimate impact of the new capital standards on us cannot be determined at this time and will depend on a number of factors, including the treatment and implementation by the U.S. banking regulators.  These requirements, however, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our financial condition or results of operations.

We might be required to raise additional capital in the future, but that capital may not be available or may not be available on terms acceptable to us when it is needed.

We are required to maintain adequate capital levels to support our operations.  In the future, we might need to raise additional capital to support growth, absorb loan losses, or meet more stringent capital requirements.  Our access to capital markets (excluding the Capital Purchase Program) has remained limited for most of the past two years.  Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  Accordingly, we cannot be certain of our ability to raise additional capital in the future if needed or on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to conduct our business could be materially impaired.

Future issuances of additional equity securities could result in dilution of your ownership.

We may decide from time to time to issue additional equity securities to raise additional capital, support growth, or to make acquisitions.  These issuances of our securities could dilute the voting and economic interests of our existing shareholders.

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

The passage of the Dodd-Frank Act may result in lower revenues and higher costs.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act.  The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, and changes among the bank regulatory agencies.  Many of these provisions are subject to further study, rule making, and the discretion of regulatory bodies, such as the Financial Stability Oversight Council, which will regulate the systemic risk of the financial system.  While we do not currently expect the final requirements of the Dodd-Frank Act to have a material adverse impact on the Company, we do expect them to negatively impact our profitability, require changes to certain of our business practices, including limitations on fee income opportunities, and impose more stringent capital, liquidity and leverage requirements upon the Company.  These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.  See “Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010” above for additional information regarding the Dodd-Frank Act.

The provisions of the Dodd-Frank Act restricting bank interchange fees, and any rules promulgated thereunder, may negatively impact our revenues and earnings.

Under the Dodd-Frank Act, the Federal Reserve must adopt rules regarding the interchange fees that may be charged with respect to electronic debit transactions in 2011.  The limits to be placed on debit interchange fees may significantly reduce our debit card interchange revenues.  Interchange fees, or “swipe” fees, are charges that merchants pay to us and other credit card companies and card-issuing banks for processing electronic payment transactions.  The Dodd-Frank Act provides the Federal Reserve with authority over interchange fees received or charged by a card issuer, and requires that fees must be “reasonable and proportional” to the costs of processing such transactions.  While we are not directly subject to these rules for so long as our assets do not exceed $10 billion, our activities as a debit card issuer may nevertheless be indirectly impacted by changes in the applicable debit card market caused by these regulations, which may require us to match any new lower fee structures implemented by larger financial institutions in order to remain competitive.  Such lower fees could impact the revenue we earn from debit interchange fees, which amounted to $2.5 million for 2010.

Recently enacted consumer protection regulations related to automated overdraft payment programs could adversely affect our business operations, net income and profitability.

The Federal Reserve and FDIC recently enacted consumer protection regulations related to automated overdraft payment programs offered by financial institutions.  We have implemented, and are in the process of further implementing, changes to our business practices relating to overdraft payment programs in order to comply with these regulations.

For the years ended December 31, 2010 and 2009, overdraft and insufficient funds fees represented a significant amount of our noninterest fees collected.  Implementing the changes required by these regulations will decrease the amount of fees we receive for automated overdraft payment services and adversely impact our noninterest income.  Complying with these regulations has resulted in increased operational costs, which may continue to rise.  The actual impact of these regulations in future periods could vary due to a variety of factors, including changes in customer behavior, economic conditions and other factors, which could adversely affect our business operations and profitability.

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

The market for some of the investment securities held in our portfolio has become volatile over the past two years.  The continuing volatility of securities markets could detrimentally affect the value of our investment securities, including reduced valuations due to the perception of heightened credit and liquidity risks.  We can make no assurance that declines in market value related to disruptions in the securities markets will not result in other than temporary impairment of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

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

Our reported financial results are impacted by management’s selection of accounting methods and certain assumptions and estimates.

Our accounting policies and methods are fundamental to the way we record and report our financial condition and results of operations.  Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report our financial condition and results.  In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting our financial condition and results.  They require management to make difficult, subjective or complex judgments about matters that are uncertain.  Materially different amounts could be reported under different conditions or using different assumptions or estimates.  These critical accounting policies include: the allowance for loan losses; the valuation of goodwill and other intangible assets; and the accounting for FDIC loss share transactions.

There can be no assurance that we will continue to pay cash dividends.

Although we have historically paid cash dividends, there is no assurance that we will continue to pay cash dividends.  Future payment of cash dividends, if any, will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, economic conditions, and such other factors as the board may deem relevant.  As a result of the board of directors’ consideration of these factors, beginning in the first quarter of 2009, our board of directors declared a quarterly dividend of $0.08 per share, which was a decrease from the previous rate of $0.19 per share.  The board of directors declared a quarterly dividend of $0.08 per share for each quarter in 2009 and 2010.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.   Properties

The main offices of the Company and the Bank are owned by the Bank and are located in a three-story building in the central business district of Troy, North Carolina.  The building houses administrative and bank teller facilities.  The Bank’s Operations Division, including customer accounting functions, offices for information technology operations, and offices for loan operations, are housed in two one-story steel frame buildings approximately one-half mile west of the main office.  Both of these buildings are owned by the Bank.  The Company operates 92 bank branches.  The Company owns all of its bank branch premises except eight branch offices for which the land and buildings are leased and seven branch offices for which the land is leased but the building is owned.  The Company also leases one loan production office.  There are no options to purchase or lease additional properties.  The Company considers its facilities adequate to meet current needs and believes that lease renewals or replacement properties can be acquired as necessary to meet future needs.

Item 3.    Legal Proceedings

Various legal proceedings may arise in the ordinary course of business and may be pending or threatened against the Company and its subsidiaries.  However, neither the Company nor any of its subsidiaries is involved in any pending legal proceedings that management believes could have a material effect on the consolidated financial position of the Company.

There were no tax shelter penalties assessed by the Internal Revenue Service against the Company during the year ended December 31, 2010.

PART II

Item 5.    Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market under the symbol FBNC.  Table 22, included in “Management’s Discussion and Analysis” below, sets forth the high and low market prices of our common stock as traded by the brokerage firms that maintain a market in our common stock and the dividends declared for the periods indicated.  We paid a cash dividend of $0.08 per share for each quarter of 2010.  For the foreseeable future, it is our current intention to continue to pay cash dividends of $0.08 per share on a quarterly basis.  Under the terms of the Company’s participation in the U.S. Treasury’s Capital Purchase Program, until January 9, 2012, the Company cannot declare a quarterly cash dividend exceeding $0.19 per share without the prior approval of the Treasury.  See “Business - Supervision and Regulation” above and Note 15 to the consolidated financial statements for a discussion of other regulatory restrictions on the Company’s payment of dividends.  As of December 31, 2010, there were approximately 2,700 shareholders of record and another 3,600 shareholders whose stock is held in “street name.”  There were no sales of unregistered securities during the year ended December 31, 2010.

Additional Information Regarding the Registrant’s Equity Compensation Plans

At December 31, 2010, the Company had four equity-based compensation plans, one of which was assumed in a corporate acquisition.  The Company’s 2007 Equity Plan is the only one of the four plans under which new grants of equity-based awards are possible.

The following table presents information as of December 31, 2010 regarding shares of the Company’s stock that may be issued pursuant to the Company’s equity based compensation plans.  The table does not include information with respect to shares subject to outstanding options granted under a stock incentive plan assumed by the Company in connection with the acquisition of the company that originally granted those options.  Footnote (2) to the table indicates the total number of shares of common stock issuable upon the exercise of options under the assumed plan as of December 31, 2010, and the weighted average exercise price of those options.  No additional options may be granted under the assumed plan.  At December 31, 2010, the Company had no warrants or stock appreciation rights outstanding under any compensation plans.

	As of December 31, 2010
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	636,625	$18.16	964,004
Equity compensation plans not approved by security holders	─	─	─
Total (2)	636,625	$18.16	964,004

(1)  Consists of (A) the Company’s 2007 Equity Plan, which is currently in effect; (B) the Company’s 2004 Stock Option Plan; and (C) the Company’s 1994 Stock Option Plan, each of which was approved by our shareholders.

(2)  The table does not include information for stock incentive plans that the Company assumed in connection with mergers and acquisitions of the companies that originally established those plans.  As of December 31, 2010, a total of 5,788 shares of common stock were issuable upon exercise under an assumed plan.  The weighted average exercise price of those outstanding options is $12.52 per share.  No additional options may be granted under the assumed plan.

Performance Graph

The performance graph shown below compares the Company’s cumulative total return to shareholders for the five-year period commencing December 31, 2005 and ending December 31, 2010, with the cumulative total return of the Russell 2000 Index (reflecting overall stock market performance of small-capitalization companies), and an index of banks with between $1 billion and $5 billion in assets, as constructed by SNL Securities, LP (reflecting changes in banking industry stocks).  The graph and table assume that $100 was invested on December 31, 2005 in each of the Company’s common stock, the Russell 2000 Index, and the SNL Bank Index, and that all dividends were reinvested.

First Bancorp
Comparison of Five-Year Total Return Performances (1)
Five Years Ending December 31, 2010

	Total Return Index Values (1) December 31,
	2005	2006	2007	2008	2009	2010
First Bancorp	$100.00	112.10	100.64	102.24	79.56	89.16
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
SNL Index-Banks between $1 billion and $5 billion	100.00	115.72	84.29	69.91	50.11	56.81

Notes:

(1)
Total return indices were provided from an independent source, SNL Securities LP, Charlottesville, Virginia, and assume initial investment of $100 on December 31, 2005, reinvestment of dividends, and changes in market values.  Total return index numerical values used in this example are for illustrative purposes only.

Issuer Purchases of Equity Securities

Pursuant to authorizations by the Company’s board of directors, the Company has from time to time repurchased shares of common stock in private transactions and in open-market purchases.  The most recent board authorization was announced on July 30, 2004 and authorized the repurchase of 375,000 shares of the Company’s stock.  The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2010.  Under the terms of the Company’s participation in the U.S. Treasury’s Capital Purchase Program, the Treasury’s consent is required for any stock repurchases prior to January 9, 2012, unless the Company has redeemed the Series A preferred stock in whole, or the Treasury has transferred all of these shares to third parties.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2010 to October 31, 2010)	─	─	─	234,667
Month #2 (November 1, 2010 to November 30, 2010)	─	─	─	234,667
Month #3 (December 1, 2010 to December 31, 2010)	─	─	─	234,667
Total	─	─	─	234,667

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

(2)
The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans.  There were no such exercises during the three months ended December 31, 2010.

Item 6.    Selected Consolidated Financial Data

Table 1 on page 69 of this report sets forth the selected consolidated financial data for the Company.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis is intended to assist readers in understanding our results of operations and changes in financial position for the past three years.  This review should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 87 of this report and the supplemental financial data contained in Tables 1 through 22 included with this discussion and analysis.

Overview - 2010 Compared to 2009

Net income was significantly lower in 2010 than in 2009 primarily due to a gain that resulted from the Cooperative Bank acquisition in June 2009.  Most items of income and expense were higher in 2010 than in 2009 as a result of the Cooperative acquisition, which impacted the Company for twelve months in 2010 compared to six months in 2009 beginning with the June acquisition date.  In 2010, our provision for loan losses increased significantly due to deterioration of asset quality, which we believe was primarily caused by the recessionary economic environment, including its unfavorable effect on real estate values.

Financial Highlights
($ in thousands except per share data)	2010	2009	Change

Earnings
Net interest income	$127,354	107,096	18.9%
Provision for loan losses	54,562	20,186	170.3%
Noninterest income	29,106	89,518	-67.5%
Noninterest expenses	86,956	78,551	10.7%
Income before income taxes	14,942	97,877	-84.7%
Income tax expense	4,960	37,618	-86.8%
Net income	9,982	60,259	-83.4%
Preferred stock dividends and accretion	(4,107)	(3,972)
Net income available to common shareholders	$5,875	56,287	-89.6%

Net income per common share
Basic	$0.35	3.38	-89.6%
Diluted	0.35	3.37	-89.6%

At Year End
Assets	$3,278,932	3,545,356	-7.5%
Loans	2,454,132	2,652,865	-7.5%
Deposits	2,652,513	2,933,108	-9.6%

Ratios
Return on average assets	0.18%	1.82%
Return on average common equity	2.05%	22.55%
Net interest margin (taxable-equivalent)	4.39%	3.81%

The following is a more detailed discussion of our results for 2010 compared to 2009:

For the year ended December 31, 2010, we reported net income available to common shareholders of $5.9 million compared to $56.3 million reported for 2009.  Earnings per diluted common share were $0.35 for the year ended December 31, 2010 compared to $3.37 for 2009.  In the second quarter of 2009, we realized a $67.9 million gain related to the acquisition of a failed bank.  The after-tax impact of this gain was $41.1 million, or $2.46 per diluted common share.

Earnings reported for 2010 were impacted by write-downs of foreclosed properties that were assumed in our failed bank acquisition and also by higher provisions for loan losses related both to loans acquired in the 2009 failed bank acquisition and to our legacy loans (loans not obtained in the failed bank acquisition).

We note that the comparability of certain income statement line items between 2010 and 2009 is affected by the post-acquisition accounting for the FDIC-assisted transaction.  In the discussion below, the term “covered” is used to describe assets included as part of FDIC loss share agreements, which generally result in the FDIC reimbursing the Company for 80% of losses incurred.

For covered loans that deteriorate in terms of repayment expectations, we record immediate allowances through the provision of loan losses.  For covered loans that experience favorable changes in credit quality compared to what was expected at the acquisition date, we record positive adjustments to interest income over the life of the respective loan.  For foreclosed properties that are sold at gains or losses or that are written down to lower values, we record gains/losses within noninterest income.

The adjustments discussed above are recorded within the income statement line items noted without consideration of the FDIC loss share agreements.  Because favorable changes in covered assets result in lower expected FDIC claims, and unfavorable changes in covered assets result in higher expected FDIC claims, the FDIC indemnification asset is adjusted to reflect those expectations.  The net increase or decrease in the indemnification asset is reflected within noninterest income.

The adjustments noted above can result in volatility within individual income statement line items.  Because of the FDIC loss share agreements and the associated indemnification asset, pretax income resulting from amounts recorded on covered assets as provisions for loan losses, interest income, and losses from foreclosed properties is generally only impacted by 20% due to the corresponding adjustments made to the indemnification asset.

Total assets at December 31, 2010 amounted to $3.3 billion, a 7.5% decrease from a year earlier.  Total loans at December 31, 2010 amounted to $2.5 billion, a 7.5% decrease from a year earlier, and total deposits amounted to $2.7 billion at December 31, 2010, a 9.6% decrease from a year earlier.  The contraction of our balance sheet has been primarily a result of weak loan demand, which has allowed us to lessen our reliance on higher cost sources of funding.

We experienced a general decline in loans during 2010.  Loans declined approximately $199 million, or 7.5%, in 2010.  We continue to originate and renew a significant amount of loans each month, but normal paydowns of loans and loan foreclosures exceeded new loan growth.

Our deposits declined $281 million, or 9.6%, in 2010.  The decrease was primarily associated with time deposits, which are generally our highest cost source of funds.  We also experienced a $70 million decrease in our NOW accounts during 2010, primarily as a result of the expiration of certain provisions of the FDIC transaction account guarantee program.  Brokered deposits remained at a low level at December 31, 2010, comprising just 5.4% of total deposits, with internet deposits comprising an additional 1.8%.

Net interest income for the year ended December 31, 2010 amounted to $127.4 million, an 18.9% increase from 2009.  The increases in net interest income were primarily due to 1) a higher net interest margin, and 2) the higher average balances of loans and deposits realized from the June 2009 failed bank acquisition.

Our net interest margin (tax-equivalent net interest income divided by average earnings assets) for 2010 was 4.39% compared to 3.81% for 2009.  During 2010, there were no changes in the interest rates set by the Federal Reserve, and we were able to continue to lower rates on our deposits, especially on maturing time deposits that were originated in periods of higher interest rates.  Also positively impacting net interest income were purchase accounting adjustments, primarily related to our failed bank acquisition in 2009, including adjustments to loan interest income previously discussed.  See “Net Interest Income” below for additional discussion.

The current economic environment, including its unfavorable effect on real estate values, has resulted in an increase in our loan losses and nonperforming assets, which has led to significantly higher provisions for loan losses.  Our provision for loan losses amounted to $54.6 million for 2010 compared to $20.2 million recorded in 2009.  In 2010, our provision for loan losses was comprised of $33.6 million in provisions related to non-covered loans and $20.9 million related to covered loans, whereas in prior years the provision only related to non-covered loans.

We recorded $33.6 million and $20.2 million in provision for loan losses during 2010 and 2009, respectively, for non-covered loans.  The higher provisions for loan losses were necessary primarily as a result of higher levels of classified and nonperforming assets and the impact of declining real estate values on our collateral dependent real estate loans.

We recorded $20.9 million in provision for loan losses during 2010 related to covered loans that experienced credit quality deterioration.  The credit quality deterioration primarily related to collateral dependent loans for which we received updated appraisals during the fourth quarter of 2010 that reflected lower valuations.

Net loan charge-offs for 2010 were $42.5 million compared to $12.1 million in 2009.  Net charge-offs increased primarily as a result of declines in real estate values.  In 2010, net charge-offs were also impacted by charge-offs of covered loans and the recording of partial charge-offs of non-covered loans, neither of which occurred during 2009.  We recorded approximately $9.8 million in charge-offs of covered loans in 2010 compared to none in 2009.  Also, we recorded partial charge-offs of non-covered loans amounting to $8.6 million during the fourth quarter of 2010.  Previously, we recorded specific reserves on collateral-deficient nonaccrual loans within the allowance for loan losses, but did not record the charge-offs until the loans were foreclosed upon.

Our non-covered nonperforming assets at December 31, 2010 amounted to $117 million compared to $92 million at December 31, 2009.  At December 31, 2010, the ratio of non-covered nonperforming assets to total non-covered assets was 4.16% compared to 3.10% at December 31, 2009.

Our covered nonperforming assets at December 31, 2010 amounted to $168 million compared to $165 million at December 31, 2009.

Noninterest income for the year ended December 31, 2010 amounted to $29.1 million compared to $89.5 million for 2009.  In 2009, we recorded a $67.9 million bargain purchase gain in connection with the acquisition of a failed bank.  In 2010, we recorded $35.5 million in write-downs and losses on foreclosed property, the majority of which related to the market deterioration of foreclosed properties associated with the failed bank acquisition.  We recorded $41.8 million in indemnification asset income related to higher than anticipated claims that we will be able to make with the FDIC under the loss share agreements, primarily relating to loan losses and foreclosed property losses and write-downs.

Noninterest expenses for the year ended December 31, 2010 amounted to $87.0 million, a 10.7% increase from the $78.6 million recorded in 2009.  Incremental operating expenses associated with the failed bank acquisition were the primary reason for the increases in 2010.  Included in other operating expenses for 2010 are approximately $2.6 million in costs (net of FDIC reimbursements) associated with collection activities on loans and foreclosed properties covered by FDIC loss share agreements, compared to $0.8 million in 2009.

Our effective tax rate was 33.2% and 38.4% for the years ended December 31, 2010 and 2009, respectively. The lower effective tax rate in 2010 was primarily due to increased investment holdings of tax-exempt municipal securities.

Overview - 2009 Compared to 2008

Net income was significantly higher in 2009 than in 2008 due to a gain that resulted from the acquisition of a failed bank in June 2009.  Most items of income and expense were higher in 2009 than in 2008 as a result of the failed bank acquisition, as discussed below.  Our provision for loan losses was not impacted by the acquisition, but increased significantly due to deterioration of asset quality, which we believe was primarily caused by the recessionary economic environment, including its unfavorable effect on real estate values.

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

Excluding the effects of the Cooperative acquisition, we experienced a general decline in loans and an increase in deposits during 2009.  Excluding the impact of Cooperative, loans declined approximately 4% in 2009.  We continued to originate and renew a significant amount of loans each month, but normal paydowns of loans exceeded new loan growth.  Excluding the impact of Cooperative, we experienced deposit growth of approximately 7% in 2009.  Additionally, we steadily lowered our levels of brokered deposits and internet deposits subsequent to the Cooperative acquisition.  Brokered deposits comprised just 2.6% of total deposits at December 31, 2009, with internet deposits comprising an additional 4.4%.

Net interest income for the year ended December 31, 2009 amounted to $107.1 million, a 23.7% increase from 2008.  The increases in net interest income were primarily due to 1) the higher average balances of loans and deposits previously discussed, and 2) a higher net interest margin.

Our net interest margin (tax-equivalent net interest income divided by average earnings assets) for 2009 was 3.81% compared to 3.74% for 2008.  During 2009, there were no changes in the interest rates set by the Federal Reserve, and we were able to lower rates on most of our deposits, especially maturing time deposits that had been originated in periods of higher interest rates.

The depressed economic environment, including its unfavorable effect on real estate values, resulted in an increase in our loan losses and nonperforming assets, which led to significantly higher provisions for loan losses.  Our provision for loan losses amounted to $20.2 million for 2009 compared to $9.9 million recorded in 2008.  The increase in the provision for loan losses was solely attributable to our non-covered loan portfolio, which excludes loans assumed from Cooperative that are subject to loss share agreements with the FDIC.

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

Noninterest expenses for the year ended December 31, 2009 amounted to $78.6 million, a 26.3% increase from the $62.2 million recorded in 2008.  Incremental operating expenses associated with the Cooperative acquisition were the primary reason for the increase in 2009.  Additionally, FDIC insurance expense amounted to $5.5 million for the year ended December 31, 2009, compared to $1.2 million for 2008.  Included in the $5.5 million in FDIC insurance expense for 2009 was $1.6 million related to a special assessment that was levied by the FDIC on all banks in the second quarter of 2009.  Also, during 2009, we recorded $1.3 million in acquisition related expenses.

Our effective tax rate was 36%-38% for each of the years ended December 31, 2009 and 2008.

Outlook for 2011

We expect the banking industry, particularly in our region, to continue to face significant challenges in 2011.  While there has been some favorable national economic data reported in recent months, we continue to be negatively impacted by very unfavorable economic statistics in our region.  These include unemployment rates, housing starts, home prices, and the number of personal and business bankruptcies.  We believe that the Carolinas and Virginia may have been relatively late to experience the downturn in the national economy and that this region is lagging the rest of the country in recovery.  Thus we believe that our loan losses will continue to remain at elevated levels compared to historical norms for the foreseeable future.  We also expect that the weak economy will continue to result in low loan demand.

We believe that regulatory reform will negatively impact our earnings.  The regulatory climate is not favorable for banks.  Rules limiting fees that can be charged by banks began to take effect in the second half of 2010 and more are expected in 2011.  While some of these rules exempt banks like us that are less than $10 billion in size, we do not believe that a two-tiered fee system will be practical and that the fees will migrate to those permitted for the banks in excess of $10 billion due to competitive pressures.  Also we expect additional overhead costs will be necessary to comply with all of the new regulations expected to arise directly or indirectly from the Dodd-Frank Act.

We also do not expect to experience expansion in our net interest margin like we did in 2010, which was driven primarily by a drop in our funding costs.  In 2010, our average cost of deposits declined from 1.79% to 1.07% primarily as a result of maturities of time deposits that had been originated during periods of higher interest rates that were either renewed at lower interest rates or were withdrawn from our bank.  With most of our existing time deposits now having been renewed in the current low interest rate environment, there is little opportunity to meaningfully lower our funding costs.

In 2009 we acquired a failed bank with approximately $959 million in assets (Cooperative Bank).  This acquisition resulted in significant volatility to our earnings in both 2009 and 2010 primarily as a result of a bargain purchase gain recorded in 2009 that increased earnings and write-downs of foreclosed properties in 2010 that negatively impacted earnings.  While we expect the Cooperative Bank acquisition to eventually be accretive to earnings on a consistent basis, we believe that it may continue to add volatility to our reported earnings in 2011.  The volatility may be positive to earnings, which would most likely occur if the credit quality of the acquired loans improves, or negative to earnings, which would most likely occur if the credit quality of the acquired loans deteriorates or if the properties we have foreclosed on decline in value.

In January 2011, we acquired another failed bank with approximately $193 million in total assets (Bank of Asheville).  While this transaction was smaller than the one in 2009, it could also result in earnings volatility in 2011, especially if the results of our valuation of its assets and liabilities indicate that a bargain purchase gain should be recorded.

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

Our determination of the adequacy of the allowance is based primarily on a mathematical model that estimates the appropriate allowance for loan losses.  This model has two components.  The first component involves the estimation of losses on non-single family home loans greater than $250,000 that are defined as “impaired loans.”  A loan is considered to be impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The estimated valuation allowance is the difference, if any, between the loan balance outstanding and the value of the impaired loan as determined by either 1) an estimate of the cash flows that we expect to receive from the borrower discounted at the loan’s effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral.

The second component of the allowance model is an estimate of losses for impaired single family home loans, impaired loans less than $250,000, and all loans not considered to be impaired loans.  Impaired single family home loans, impaired loans less than $250,000, and loans that we have classified as having normal credit risk are segregated by loan type, and estimated loss percentages are assigned to each loan type, based on the historical losses, current economic conditions, and operational conditions specific to each loan type.   Loans that we have risk graded as having more than “standard” risk but not considered to be impaired are segregated between those relationships with outstanding balances exceeding $500,000 and those that are less than that amount.  For those loan relationships with outstanding balances exceeding $500,000, we review the attributes of each individual loan and assign any necessary loss reserve based on various factors including payment history, borrower strength, collateral value, and guarantor strength.  For loan relationships less than $500,000 with more than standard risk but not considered to be impaired, loss percentages are based on a multiple of the estimated loss rate for loans of a similar loan type with normal risk.  The multiples assigned vary by type of loan, depending on risk, and we have consulted with an external credit review firm in assigning those multiples.

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

Loans covered under loss share agreements are recorded at fair value at acquisition date.  Therefore, amounts deemed uncollectible at acquisition date become a part of the fair value calculation and are excluded from the allowance for loan losses.  Subsequent decreases in the amount expected to be collected result in a provision for loan losses with a corresponding increase in the allowance for loan losses.  Subsequent increases in the amount expected to be collected are accreted into income over the life of the loan.  Proportional adjustments are also recorded to the FDIC indemnification asset.

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

At our last goodwill impairment evaluation as of October 31, 2010, we determined the fair value of our community banking operation was approximately $18.25 per common share, or 6% higher, than the $17.28 stated book value of our common stock at the date of valuation.  To assist us in computing the fair value of our community banking operation, we engaged a consulting firm who used eight valuation techniques as part of their analysis, which resulted in the conclusion of the $18.25 value.

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

Fair Value and Discount Accretion of Loans Acquired in FDIC-Assisted Transactions

We consider that the determination of the initial fair value of loans acquired in FDIC-assisted transactions, the initial fair value of the related FDIC indemnification asset, and the subsequent discount accretion of the purchased loans to involve a high degree of judgment and complexity.  We determine fair value accounting estimates of newly assumed assets and liabilities in accordance with relevant accounting guidance.  However, the amount that we realize on these assets could differ materially from the carrying value reflected in our financial statements, based upon the timing of collections on the acquired loans in future periods.  To the extent the actual values realized for the acquired loans are different from the estimates, the FDIC indemnification asset will generally be impacted in an offsetting manner due to the loss-sharing support from the FDIC.

Because of the inherent credit losses associated with the acquired loans in a failed bank acquisition, the amount that we record as the fair values for the loans is generally less than the contractual unpaid principal balance due from the borrowers, with the difference being referred to as the “discount” on the acquired loans.  We have applied the cost recovery method of accounting to all purchased impaired loans due to the uncertainty as to the timing of expected cash flows.  This will result in the recognition of interest income on these impaired loans only when the cash payments received from the borrower exceed the recorded net book value of the related loans.

For nonimpaired purchased loans, we accrete the discount over the lives of the loans in a manner consistent with the guidance for accounting for loan origination fees and costs.

Merger and Acquisition Activity

We completed the following acquisitions during 2008 and 2009 – there were no significant acquisitions in 2010.  The results of each acquired company/branch are included in our financial statements beginning on their respective acquisition dates.

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

As a result of this acquisition, we recorded approximately $847,000 in an intangible asset related to the core deposit base that is being amortized on a straight-line basis over the weighted average life of the core deposit base, which was estimated to be 7.4 years.  Additionally, we recorded approximately $16.3 million in goodwill that is not being systematically amortized, but rather is subject to an annual impairment test.  We agreed to a purchase price that resulted in recognition of goodwill primarily due to the reasons noted above, as well as the generally positive earnings of Great Pee Dee.

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

On January 21, 2011, we entered into a purchase and assumption agreement with the FDIC to purchase substantially all the assets and liabilities of The Bank of Asheville in Asheville, North Carolina in a FDIC-assisted transaction.  Since this acquisition occurred after December 31, 2010, no financial results from this acquisition are included in our consolidated financial statements for the year ended December 31, 2010.  See Note 19 to the financial statements for additional information.

FDIC Indemnification Asset

As previously discussed, on June 19, 2009, we acquired substantially all of the assets and liabilities of Cooperative Bank in a FDIC-assisted transaction.  The loans and foreclosed real estate purchased are covered by two loss share agreements with the FDIC, which afford First Bank significant loss protection.  Under the loss share agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $303 million and 95% of losses in excess of that amount.  The carrying value of this receivable at each period end is the sum of:  1) actual claims that have been submitted to the FDIC for reimbursement that have not yet been received and 2) our estimated amount of loan and other real estate losses covered by the agreements multiplied by the FDIC reimbursement percentage.

At December 31, 2010 and 2009, the FDIC indemnification asset was comprised of the following components:

($ in thousands)	December 31, 2010	December 31, 2009
Receivable related to claims submitted, not yet received	$30,201	20,646
Receivable related to future claims on loans	86,966	121,823
Receivable related to future claims on other real estate owned	6,552	752
FDIC indemnification asset	$123,719	143,221

As of the acquisition date, based on the losses inherent in the covered assets, we estimated that we would receive payments from the FDIC totaling $185.1 million, which was recorded as “FDIC Indemnification Asset.”  For the one year period beginning after the acquisition date, as required by relevant accounting standards, we adjusted changes in our fair value estimates retroactively to the acquisition date.  Since that time, we have recorded adjustments to the indemnification asset as discussed below.

The FDIC indemnification asset has been adjusted upwards in the following circumstances:

1)  Deterioration of credit quality of covered loans – As of the acquisition date, we recorded the acquired loans on our books at a fair value that was $227.9 million less than the contractual amounts due from the borrowers, which was our estimate of the loan losses inherent in the portfolio.  As the credit quality of this portfolio changes and better information is obtained about likely losses, some loans have better repayment expectations than we originally projected and some loans have worse repayment expectations than originally projected.   For loans with worse repayment expectations, we record provisions for loan losses with corresponding increases to the FDIC indemnification asset by recording noninterest income in proportion to the reimbursement percentage.  In 2010, we recorded provisions for loan losses on covered loans amounting to $20.9 million, which resulted in an adjustment to the FDIC indemnification asset of $16.7 million.  There were no such adjustments in 2009.

2)  Write-downs and losses on foreclosed properties – When we foreclose on delinquent borrowers, we initially record the foreclosed property at the lower of book or fair value (based on appraisals), with any deficiency recorded as a charge-off.  Subsequent to the foreclosure, we periodically order updated appraisals and if the appraisal indicates a fair value lower than our carrying value, we must write the property down.  Also, we sell foreclosed properties that frequently result in losses.  Each of these situations results in the company recording losses on other real estate owned with a corresponding increase to the FDIC indemnification asset by recording noninterest income in proportion to the reimbursement percentage.  In 2010, we recorded losses and write downs on covered foreclosed properties amounting to $34.5 million, which resulted in an adjustment to the FDIC indemnification asset of $27.6 million.  There were no such adjustments in 2009.

3)  Expenses incurred related to collection activities on covered assets – As a result of our collection efforts, we incur expenses such as legal fees, property taxes and appraisal costs.  Many of these expenses are reimbursable by the FDIC.  These expenses are recorded as “other” noninterest expenses and a corresponding increase is made to increase the FDIC indemnification asset by reducing the gross collection expenses by the amount expected to be reimbursed by the FDIC for eligible expenses.  In 2010, we incurred $5.5 million in gross collection expenses related to covered assets and reduced that amount by $2.9 million in FDIC reimbursements.  In 2009, we incurred $2.1 million in gross collection expenses related to covered assets and reduced that amount by $1.3 million in FDIC reimbursements.

The FDIC indemnification asset has been adjusted downwards in the following circumstances:

1)  Receipt of cash from the FDIC related to claims submitted – On at least a quarterly basis, we submit eligible loss share claims to the FDIC.  After reviewing and approving the claims, the FDIC wires us cash, which reduces the amount of the FDIC indemnification asset.   In 2010 and 2009, we received $25.8 million and $40.5 million in FDIC reimbursements, respectively.

2)  Accretion of discount on acquired loans – As noted above, we recorded the acquired loans on our books at a fair value that was $227.9 million less than the contractual amounts due from the borrowers (the “discount”), which was our estimate of the loan losses inherent in the portfolio.  As the credit quality of this portfolio changes and better information is obtained about likely losses, some loans have better repayment expectations than we originally projected and some loans have worse repayment expectations than originally projected.   For loans with improved repayment expectations, we are systematically reducing the discount over the life of the loan as it repays.  For some loans, we have received complete payoffs at the contractual balance and the discount must be reduced to zero.  When we reduce/accrete the discount, we do so by recognizing interest income in that same amount.  Because the expected losses on loans with improved repayment expectations becomes less than the original estimate, so does our expected reimbursement from the FDIC.  Accordingly, we reduce the FDIC indemnification asset by the corresponding reimbursement percentage.  In 2010 and 2009, we recorded discount accretion of $7.6 million and $1.5 million, respectively, which resulted in a reduction of FDIC indemnification asset of $6.1 million and $1.2 million respectively.

In summary, circumstances that result in adjustments to the FDIC indemnification asset are recorded within the income statement line items noted without consideration of the FDIC loss share agreements.  Because favorable changes in covered assets result in lower expected FDIC claims, and unfavorable changes in covered assets result in higher expected FDIC claims, the FDIC indemnification asset is adjusted to reflect those expectations.  The net increase or decrease in the indemnification asset is reflected within noninterest income.

The adjustments can result in volatility within individual income statement line items.  Because of the FDIC loss share agreements and the associated indemnification asset, pretax income resulting from amounts recorded as provisions for loan losses, interest income, and losses from foreclosed properties is generally only impacted by 20% due to the corresponding adjustments made to the indemnification asset.

The following presents a rollforward of the FDIC indemnification asset since the date of the Cooperative Bank acquisition.

($ in thousands)

Balance at June 19, 2009	$185,112
Decrease related to favorable change in loss estimates	(1,516)
Increase related to reimbursable expenses	1,300
Cash received	(40,500)
Accretion of loan discount	(1,175)
Balance at December 31, 2009	143,221
Increase related to unfavorable change in loss estimates	30,419
Increase related to reimbursable expenses	2,900
Cash received	(46,721)
Accretion of loan discount	(6,100)
Balance at December 31, 2010	$123,719

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

Net Interest Income

Net interest income on a reported basis amounted to $127,354,000 in 2010, $107,096,000 in 2009, and $86,559,000 in 2008.  For internal purposes and in the discussion that follows, we evaluate our net interest income on a tax-equivalent basis by adding the tax benefit realized from tax-exempt securities to reported interest income.  Net interest income on a tax-equivalent basis amounted to $128,670,000 in 2010, $107,914,000 in 2009, and $87,217,000 in 2008.  Management believes that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.  The following is a reconciliation of reported net interest income to tax-equivalent net interest income.

	Year ended December 31,
($ in thousands)	2010	2009	2008
Net interest income, as reported	$127,354	107,096	86,559
Tax-equivalent adjustment	1,316	818	658
Net interest income, tax-equivalent	$128,670	107,914	87,217

Table 2 analyzes net interest income on a tax-equivalent basis.  Our net interest income on a tax-equivalent basis increased by 19.2% in 2010 and 23.7% in 2009.  There are two primary factors that cause changes in the amount of net interest income we record - 1) growth in loans and deposits, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).  In 2009 and 2010, higher average loan and deposit balances increased net interest income.  Also, the positive effects of the increased balances were enhanced by a higher net interest margin realized in 2009 and 2010.

Although loans and deposits outstanding decreased during calendar year 2010, the average balances of loans and deposits were both higher in 2010 than they were in 2009.  Also, 2009 had higher average balances of loans and deposits than 2008.  The higher average loan and deposit balances for both annual comparisons were a result of the Cooperative Bank acquisition that occurred in mid-2009.  The loans and deposits acquired in this acquisition impacted loan and deposit balances outstanding for all twelve months of 2010 and for the six month period subsequent to the June 2009 acquisition.

As illustrated in Table 3, the higher average loan and deposit balances positively impacted net interest income in both 2010 and 2009.  In both years, the positive impact on net interest income of growth in interest-earning assets, primarily loans, more than offset the higher interest expense associated with the higher average balances of interest-bearing liabilities.  In 2010, growth in interest-earning assets resulted in an increase in interest income of $6.1 million, while higher amounts of interest-bearing liabilities only resulted in $0.5 million in increased interest expense.  In 2009, growth in interest-earning assets resulted in an increase in interest income of $25.3 million, while growth in interest-bearing liabilities only resulted in $12.6 million in higher interest expense.  As a result, higher average balances of loans and deposits resulted in an increase in tax-equivalent net interest income of $5.6 million in 2010 and $12.7 million in 2009.

Table 3 also illustrates the impact that changes in the rates that we earned/paid had on our net interest income in 2009 and 2010.  Beginning in late 2007 and throughout 2008, the Federal Reserve reduced interest rates significantly as a result of recessionary conditions.  While there have been no changes in interest rates set by the Federal Reserve since 2008, we were able to lower our deposit pricing throughout 2009 and 2010 (see discussion below).  In 2009, the impact of lower interest rates resulted in a reduction of interest expense of $25.0 million, due mostly to the ability to reprice time deposits at lower levels, while our interest income only declined by $17.0 million.  Thus, the impact of overall lower rates resulted in an $8.0 million increase in net interest income.  In 2010, we continued to reduce the interest rates we paid on deposits, particularly for maturing time deposits that were originated in periods of higher interest rates, which resulted in a reduction of interest expense of $17.5 million.  Lower interest rates reduced our interest income by only $2.3 million, thus resulting in a $15.2 million increase in net interest income.  The overall impact of the higher average loan/deposit balances and the change in rates was an increase in tax-equivalent net interest income of approximately $20.7 million in both 2009 and 2010.

We measure the spread between the yield on our earning assets and the cost of our funding primarily in terms of the ratio entitled “net interest margin” which is defined as tax-equivalent net interest income divided by average earning assets.  Our net interest margin increased 58 basis points in 2010 to 4.39% from 3.81% in 2009 and 3.74% in 2008.

From September 2007 to December 2008, the Federal Reserve reduced interest rates by a total of 500 basis points.  When interest rates are lowered, our net interest margin generally declines, at least temporarily, because generally our assets that reprice when interest rates change reprice downward immediately by the full amount of the interest rate change, while most of our liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full extent of the rate change.  Our net interest margin declined from 4.18% in 2006 to 4.00% in 2007 to 3.74% in 2008.

In 2009 and 2010, our net interest margin increased, primarily as a result of the Federal Reserve making no changes to interest rates.  With interest rates at stabilized lower levels, we were able to reprice many of our maturing time deposits, which had been originated in periods of higher interest rates, at lower rates.  We were also able to generally decrease the rates we paid on other types of deposits as a result of declining short-term interest rates in the marketplace and an increase in liquidity that lessened our need to offer premium interest rates.

For the reasons discussed above, in 2010 and 2009 the yields we realized on our interest-earning assets decreased by a smaller amount than did the rates we paid on our interest-bearing liabilities.  As derived from Table 2,  in 2010, the yield realized on average earning assets decreased by only five basis points from 2009 (from 5.53% to 5.48%) while the average rate paid on interest-bearing liabilities decreased by 76 basis points (from 1.96% to 1.20%).  In 2009, the yield realized on average earning assets decreased by only 85 basis points from 2008 (from 6.38% to 5.53%) while the average rate paid on interest-bearing liabilities decreased by 108 basis points (from 3.04% to 1.96%).  The difference in these changes in 2010 and 2009 positively impacted our net interest margin.

In addition to the factors noted above, in 2008, 2009, and 2010, our net interest income was impacted by certain purchase accounting adjustments related to our acquisitions of Cooperative Bank and Great Pee Dee.  In our Cooperative Bank acquisition, we assumed a loan portfolio that had interest rates that were generally consistent with interest rates in our loan portfolio.  However, as a result of the efforts to attract deposits and maintain sufficient liquidity in the period prior to the bank’s closing, Cooperative Bank’s time deposits had interest rates that were significantly higher than the existing market rate for time deposits.  Accounting regulations required us to record a premium on those deposits and amortize the premium as a reduction to interest expense over the life of the deposit portfolio in order to reduce the yield on those deposits to a market rate of interest.  In addition, as discussed in “Critical Accounting Policies” above, we are accreting the initial discount recorded on nonimpaired Cooperative loans over the lives of the loans.  Less significant interest income and expense purchase accounting adjustments were also recorded in 2008, 2009, and 2010 related to our 2008 acquisition of Great Pee Dee.  The following tables present the purchase accounting adjustments made in 2008, 2009, and 2010 that impacted net interest income.

($ in thousands)	Year Ended December 31, 2010
	Cooperative		Great Pee Dee	Total

Interest income – reduced by premium amortization on loans	$	−	(196)	(196)
Interest income – increased by accretion of loan discount		7,607	−	7,607
Interest expense – reduced by premium amortization of deposits		(2,211)	−	(2,211)
Interest expense – reduced by premium amortization of borrowings		−	(341)	(341)
Impact on net interest income		$9,818	145	9,963

($ in thousands)	Year Ended December 31, 2009
	Cooperative		Great Pee Dee	Total

Interest income – reduced by premium amortization on loans	$	−	(196)	(196)
Interest income – increased by accretion of loan discount		1,469	−	1,469
Interest expense – reduced by premium amortization of deposits		(3,711)	(200)	(3,911)
Interest expense – reduced by premium amortization of borrowings		−	(464)	(464)
Impact on net interest income		$5,180	468	5,648

($ in thousands)	Year Ended December 31, 2008
	Cooperative		Great Pee Dee	Total

Interest income – reduced by premium amortization on loans	$	−	(147)	(147)
Interest income – increased by accretion of loan discount		−	−	−
Interest expense – reduced by premium amortization of deposits		−	(898)	(898)
Interest expense – reduced by premium amortization of borrowings		−	(347)	(347)
Impact on net interest income	$	−	1,098	1,098

The following table presents the purchase accounting entries that we expect to record in 2011.

	Cooperative	Great Pee Dee	Total

Interest income – reduced by premium amortization on loans	$ −	(192)	(192)
Interest income – increased by accretion of loan discount	See note below	−	−
Interest expense – reduced by premium amortization of deposits	−	−	−
Interest expense – reduced by premium amortization of borrowings	−	(144)	(144)
Impact on net interest income	See note below	(48)	(48)

We cannot determine the amount of interest income, if any, to be recognized from the accretion of the loan discount on Cooperative loans because it is reliant on our ongoing assessment of the repayment period of the loans, which is impacted by any changes in expected credit losses related to the loans.

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

The current economic environment which began in late 2007 has resulted in declines in real estate values and increases in loan delinquencies, loan losses and nonperforming assets, which has led to significantly higher provisions for loan losses.  Our provision for loan losses was $54,562,000 in 2010, compared to $20,186,000 in

2009 and $9,880,000 in 2008.  In 2010, our provision for loan losses was comprised of $33.6 million in provisions related to non-covered loans and $20.9 million related to covered loans, whereas in prior years the provision only related to non-covered loans.

We recorded $33.6 million and $20.2 million in provision for loan losses related to non-covered loans for the year-ended December 31, 2010 and 2009, respectively.  The higher provisions were necessary primarily as a result of higher levels of classified and nonperforming assets and the impact of declining real estate value on our collateral dependent real estate loans.

In 2010, we recorded $20.9 million in provision for loan losses related to covered loans that experienced credit quality deterioration.  The credit quality deterioration primarily related to collateral dependent loans for which we received updated appraisals during the fourth quarter of 2010 that reflected lower valuations.  Because this provision for loan losses related to covered loans, the FDIC indemnification asset was adjusted upwards by recording noninterest income of $16.7 million, or 80% of the amount of the provision.

Net charge-offs for the years ended December 31, 2010, 2009, and 2008, were $42.5 million, $12.1 million, and $5.1 million, respectively.  Net charge-offs were impacted in 2010 by $9.8 million in charge-offs of covered loans and $8.6 million in partial charge-offs of non-covered loans, with no corresponding charge-offs of those types recorded in prior periods.  The charge-offs of covered loans were primarily a result of declining collateral values on collateral dependent loans.  As it relates to partial charge-offs, previously we recorded specific reserves on collateral-deficient nonaccrual loans within the allowance for loan losses, but did not record charge-offs until the loans had been foreclosed upon.

In 2010, for both our covered and non-covered loans, our provision for loan losses and net charge-offs were concentrated in loans classified as “real estate – construction, land development & other land loans.”  This category of loans is primarily comprised of land acquisition and development loans and other types of lot loans.  These types of loans have been particularly hard hit by the decline in real estate development and property values.  As can be seen in Table 10, although we have reduced our exposure to this category of loans, we continue to have exposure to this sector and future significant losses could result.

Non-covered nonperforming assets at December 31, 2010 amounted to $117 million compared to $92 million and $35 million at December 31, 2009 and 2008, respectively.  At December 31, 2010, the ratio of non-covered nonperforming assets to total non-covered assets was 4.16% compared to 3.10% and 1.29% at December 31, 2009 and 2008, respectively.

See the section entitled “Allowance for Loan Losses and Loan Loss Experience” below for a more detailed discussion of the allowance for loan losses.  The allowance is monitored and analyzed regularly in conjunction with our loan analysis and grading program, and adjustments are made to maintain an adequate allowance for loan losses.

Noninterest Income

Our noninterest income amounted to $29,106,000 in 2010, $89,518,000 in 2009, and $20,657,000 in 2008.

As shown in Table 4, core noninterest income excludes gains from acquisitions, foreclosed property write-downs and losses, indemnification asset income, and other miscellaneous gains and losses.  Core noninterest income amounted to $22,131,000 in 2010, a 1.2% increase from $21,870,000 in 2009.  The 2009 core noninterest income of $21,870,000 was 6.6% higher than the $20,515,000 recorded in 2008.

See Table 4 and the following discussion for an understanding of the components of noninterest income.

Service charges on deposit accounts in 2010 amounted to $13,422,000, a 3.1% decrease compared to $13,854,000 recorded in 2009.  The $13,854,000 recorded in 2009 was 2.4% more than the 2008 amount of

$13,535,000.  Legislation that became effective on July 1, 2010 reduced our fees earned on overdrafts in 2010.  The legislation prohibits us from charging an overdraft fee for paying automated teller machine (ATM) and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents, or opts in, to the institution’s payment of overdrafts for these transactions.  The increase in service charges in 2009 was due to a larger customer base as a result of the Cooperative acquisition.

Other service charges, commissions and fees amounted to $5,388,000 in 2010, an 11.1% increase from the $4,848,000 earned in 2009.  The 2009 amount of $4,848,000 was a 10.4% increase from the $4,392,000 recorded in 2008.  This category of noninterest income includes items such as electronic payment processing revenue (which includes fees related to credit card transactions by merchants and customers and fees earned from debit card transactions), ATM charges, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees.  The growth in this category for both years was primarily due to the increased acceptance and popularity of debit cards (for which we earn income for each use by our customers) and the overall growth in our total customer base, including growth achieved from corporate acquisitions.

In 2011, we expect our service charges on deposit accounts and our other service charge category to be negatively impacted by new rules governing overdraft fees and debit card interchange income.  However, we plan to introduce new fees to mitigate the impact of those declines.  The net overall effect of these changes on the other service charges, commissions and fees line item is difficult to predict, but our current expectation is for a decline in this category of income.

Fees from presold mortgages amounted to $1,813,000 in 2010, $1,505,000 in 2009, and $869,000 in 2008.  The increase in fees since 2008 has been a result of high mortgage refinance activity due to lower interest rates.

Commissions from sales of insurance and financial products amounted to $1,476,000 in 2010, $1,524,000 in 2009, and $1,552,000 in 2008.  This line item includes commissions we receive from three sources - 1) sales of credit life insurance associated with new loans, 2) commissions from the sales of investment, annuity, and long-term care insurance products, and 3) commissions from the sale of property and casualty insurance.
The following table presents the contribution of each of the three sources to the total amount recognized in this line item:

($ in thousands)	2010	2009	2008
Commissions earned from:
Sales of credit life insurance	$107	281	294
Sales of investments, annuities, and long term care insurance	531	503	474
Sales of property and casualty insurance	838	740	784
Total	$1,476	1,524	1,552

Data processing fees amounted to $32,000 in 2010, $139,000 in 2009, and $167,000 in 2008.  As noted earlier, Montgomery Data was merged into the Bank in April 2010.  Montgomery Data had historically made its excess data processing capabilities available to area financial institutions for a fee.  In January 2010, the last remaining customer terminated its service agreement with Montgomery Data.  We do not expect any third party data processing fee income for the foreseeable future.

Noninterest income not considered to be “core” amounted to a net gain of $6,975,000 in 2010, a net gain of $67,648,000 in 2009, and a net gain of $142,000 in 2008.  The components of non-core noninterest income are shown in Table 4.

In 2010, we recorded $35.5 million in write-downs and losses on foreclosed properties, of which $34.5 million related to write-downs on covered foreclosed properties.  Subsequent to the Cooperative acquisition in June 2009, we ordered appraisals on a majority of the acquired loans and foreclosed real estate.  The appraisal values indicated that our initial fair value estimates of the failed bank’s assets were too low.  Accordingly, as required by applicable accounting standards, during the second half of 2009, we retroactively wrote these assets up to the higher appraised values and the bargain purchase gain was increased from the originally stated $54 million to $68 million.  During 2010, most significantly during the fourth quarter of 2010, we obtained appraisals on a majority of our covered foreclosed properties, which included many of the same properties appraised in the prior year.  The appraised values were significantly lower than the values from a year earlier.  Accordingly, we wrote the assets down in 2010.  Consistent with the other failed bank accounting adjustments discussed earlier, the bottom line impact to pretax income of these write-downs was 20% of the gross write-downs.  As of December 31, 2010, approximately 91% of the amount of covered foreclosed properties had supporting appraisal valuations that were less than 6 months old.

Indemnification asset income for 2010 amounted to $41.8 million (with no corresponding amounts in prior periods), which primarily relates to upward adjustments to the amount expected to be received from the FDIC under loss share agreements as a result of higher than anticipated loan losses and foreclosed property losses and write-downs, as follows ($ in millions):

Higher expected FDIC claims for covered loans experiencing a deterioration in quality	$20.9
Lower expected FDIC claims for covered loans experiencing principal paydowns/payoffs	(3.2)
Foreclosed property losses and write-downs - covered	34.5
Total adjustment to expected FDIC loss-share claims	52.2
Expected reimbursement rate	80%
Indemnification asset income	$41.8

The line item “Other gains (losses)” was positively impacted in 2010 by the sale of our merchant credit card processing portfolio, which resulted in a gain of $850,000.

In 2009, as previously discussed, we realized a gain of $67,894,000 from the acquisition of Cooperative Bank in June 2009.

Noninterest Expenses

Noninterest expenses for 2010 were $86,956,000, compared to $78,551,000 in 2009 and $62,211,000 in 2008.  Table 5 presents the components of our noninterest expense during the past three years.

As reflected in the amounts noted above, noninterest expenses increased 10.7% in 2010 and 26.3% in 2009.  The increases in noninterest expenses over the past three years have occurred in almost every line item of expense and have been primarily a result of our significant growth.  Due to acquisition and internal growth, over the past three years our number of bank branches has increased from 70 to 92, and the number of full time equivalent employees has increased from 614 at December 31, 2007 to 774 at December 31, 2010.  Additionally, from December 31, 2007 to December 31, 2010, the amount of loans outstanding increased 29.6% and deposits increased 44.3%.

Total personnel expense increased by approximately $3.7 million, or 8.9%, in 2010.  Salaries expense increased $4.3 million during 2010, due primarily to a full year of salaries relating to employees assumed in the June 2009 Cooperative acquisition.  The increase in salary expense was partially offset by lower health care expenses of $0.4 million and lower pension expense in 2010 of $0.6 million.  We self-insure our employees’ health care expense; therefore, incurred health care costs directly impact the expense we record.  After a very unfavorable year in health care costs in 2009, our expense declined modestly in 2010.  Pension expense decreased during 2010 primarily due to investment gains experienced by the pension plan’s assets in 2009.

In 2009, employee benefits expense increased by approximately $3.5 million, or 48.1%.  The primary reasons for the increase in this line item relate to higher health care expense and higher pension expense.  In 2009 employee health care expense increased to $3.7 million compared to $2.1 million in 2008 as a result higher claims.  Pension expense also increased during 2009, amounting to $3.7 million in 2009 compared to $2.3 million in 2008.  This increase was primarily a result of investment losses experienced by the pension plan’s assets in 2008.  In order to manage this expense, effective June 2009, we stopped adding new participants to our pension plan.

In 2009, as a result of the acquisition of Cooperative Bank we incurred approximately $1.3 million in acquisition expenses, primarily consisting of professional fees.

FDIC deposit insurance expense has generally increased over the past few years. In 2008, 2009, and 2010, we incurred approximately $1.2 million, $5.5 million, and $4.4 million, respectively, in FDIC deposit insurance premium expense.  The $5.5 million in FDIC insurance expense for 2009 included a special assessment, which applied to all banks, of $1.6 million and was recorded in the second quarter of 2009.  As noted above, excluding the impact of any special assessments, we expect our FDIC insurance expense to decline by approximately $1.6 million on an annual basis beginning April 1, 2011 as a result of a change in the FDIC’s assessment methodology.

Due to higher levels of delinquencies and foreclosures, including covered assets, we recorded $4.8 million in repossession and collection expenses in 2010, compared to $1.7 million in 2009.  See Note 16 to the consolidated financial statements for additional detail.

Our ratio of noninterest expense to average assets was 2.61% in 2010 compared to 2.54% in 2009 and 2.50% in 2008.  Our efficiency ratio (noninterest expense divided by the sum of tax-equivalent net interest income plus noninterest income) was 55.11% in 2010 compared to 39.79% in 2009 and 57.67% in 2008.  For both of the ratios described in this paragraph, a lower ratio is more favorable than a higher ratio, as they generally indicate the amount of expenditures required to produce additional amounts of income.  The significantly lower efficiency ratio in 2009 was a result of the acquisition gain related to Cooperative that amounted to $67.9 million.

Income Taxes

The provision for income taxes was $4,960,000 in 2010, $37,618,000 in 2009, and $13,120,000 in 2008.

Table 6 presents the components of tax expense and the related effective tax rates.  The effective tax rate for 2010 was 33.2% compared to 38.4% in 2009 and 37.4% in 2008.  The lower effective tax rate in 2010 was primarily due to increased investment holdings of tax-exempt municipal securities.   In 2009, due to the acquisition of Cooperative Bank we recorded a gain of $67.9 million, which resulted in a $26.8 million increase in the provision for income taxes.  We expect our effective tax rate to be approximately 35% in 2011.

Stock-Based Compensation

We recorded stock-based compensation expense of $640,000, $449,000 and $143,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

On June 1, 2010, we granted 1,039 shares of common stock to each of our non-employee directors.  On June 1 of 2008 and 2009, we made stock-based grants of 2,250 options to each of our non-employee directors.  In 2008, in addition to the annual director grant, our board of directors approved a grant of incentive-based stock awards to 19 senior officers under the First Bancorp 2007 Equity Plan.  In 2009, our board of directors approved a grant of long-term restricted stock to certain senior executives under the 2007 Equity Plan.  Both grants are discussed in the following paragraphs.

On June 17, 2008, 262,599 stock options and 81,337 performance units were awarded to 19 senior officers under the 2007 Equity Plan.  Each performance unit represents the right to receive one share of First Bancorp common stock upon satisfaction of the vesting conditions.  This grant has both performance conditions (earnings per share targets) and service conditions that must be met in order to vest.  The 262,599 stock options and 81,337 performance units represented the maximum amount of options and performance units that could have vested if the Company were to achieve specified maximum goals for earnings per share during the three annual performance periods ending on December 31, 2008, 2009, and 2010.  Up to one-third of the total number of options and performance units granted will vest annually as of December 31 of each year beginning in 2010, if (1) the Company achieves specific EPS goals during the corresponding performance period and (2) the award recipient continues employment for a period of two years beyond the corresponding performance period.  Compensation expense for this grant will be recorded over the various service periods based on the estimated number of options and performance units that are probable to vest.  If the awards do not vest, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.  We did not achieve the minimum earnings per share performance goal for 2008 or 2010, and thus two-thirds of the above grant has been permanently forfeited.  As a result of the significant gain realized in June 2009 related to the Cooperative Bank acquisition, the EPS goal for 2009 was met.  Accordingly, we recorded compensation expense of $298,000 in 2009 and 2010.  We expect to record compensation expense of approximately $75,000 on a quarterly basis through the vesting period of December 31, 2011.

On December 11, 2009, the board of directors granted 29,267 long-term restricted shares of common stock to certain senior executives.  This restricted stock vests in accordance with the minimum rules for long-term equity grants for companies participating in the United States Treasury’s Troubled Asset Relief Program (TARP).  These rules require that the vesting of the stock be tied to repayment of the financial assistance.  For each 25% of total financial assistance repaid, 25% of the total long-term restricted stock may become transferrable.  The total compensation expense associated with this grant was $398,000 and is being initially amortized over a four year period.  The amount of compensation expense recorded in 2009 in connection with this grant was insignificant.  We recorded total compensation expense of $99,000 in 2010.

Excluding the incentive grants noted above, our stock-based compensation expense related to options currently outstanding is insignificant.  We expect to continue an annual equity grant to each of our non-employee directors in 2011.  The 2010 annual equity grant resulted in us recording an expense of $242,000 ($148,000 after-tax).

ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Overview

Over the past two years, our total assets have increased from $2.8 billion at December 31, 2008 to $3.3 billion at December 31, 2010.  Changes in our loans and deposit balances occur as a result of organic growth or decline, as well as acquisitions.  During the second quarter of 2009, we acquired Cooperative Bank under a purchase and assumption agreement with the FDIC.  The following table presents detailed information regarding the nature of changes in our loans and deposits in 2009 and 2010:

($ in thousands)	Balance at beginning of period	Internal growth (1)	Growth from Acquisitions	Balance at end of period	Total percentage growth	Internal percentage growth (1)
2010
Loans	$2,652,865	(198,733)	−	2,454,132	-7.5%	-7.5%

Deposits – Noninterest bearing	$272,422	20,337	−	292,759	7.5%	7.5%
Deposits – NOW	362,366	(69,743)	−	292,623	-19.2%	-19.2%
Deposits – Money market	496,940	1,372	−	498,312	0.3%	0.3%
Deposits – Savings	149,338	3,987	−	153,325	2.7%	2.7%
Deposits – Brokered time	76,332	67,222	−	143,554	88.1%	88.1%
Deposits – Internet time	128,024	(81,223)	−	46,801	-63.4%	-63.4%
Deposits – Time >$100,000 - retail	704,128	(101,757)	−	602,371	-14.5%	-14.5%
Deposits – Time <$100,000 - retail	743,558	(120,790)	−	622,768	-16.2%	-16.2%
Total deposits	$2,933,108	(280,595)	−	2,652,513	-9.6%	-9.6%

2009
Loans	$2,211,315	(159,554)	601,104	2,652,865	20.0%	-7.2%

Deposits – Noninterest bearing	$229,478	7,720	35,224	272,422	18.7%	3.4%
Deposits – NOW	198,775	131,576	32,015	362,366	82.3%	66.2%
Deposits – Money market	340,739	110,444	45,757	496,940	45.8%	32.4%
Deposits – Savings	125,240	2,855	21,243	149,338	19.2%	2.3%
Deposits – Brokered time	78,569	(45,180)	42,943	76,332	-2.8%	-57.5%
Deposits – Internet time	5,206	(38,854)	161,672	128,024	n/a	n/a
Deposits – Time >$100,000 - retail	520,198	35,826	148,104	704,128	35.4%	6.9%
Deposits – Time <$100,000 - retail	576,586	(58,131)	225,103	743,558	29.0%	-10.1%
Total deposits	$2,074,791	146,256	712,061	2,933,108	41.4%	7.0%

(1)  Excludes the impact of acquisitions in the year of the acquisition.

As derived from the table above, in 2009 our loans increased by $442 million, or 20.0%, which was due to our acquisition of Cooperative Bank on June 19, 2009, which resulted in an increase in loans of $601 million.  Excluding the impact of the acquisition, loans declined $160 million, or 7.2%, in 2009 – see discussion below.

During 2009, deposits increased $858 million, or 41.4%, of which $146 million was internal growth and $712 million was from the Cooperative Bank acquisition.  We primarily attribute the 2009 internal growth to customers shifting money to banks from other non-FDIC insured sources.  Deposit growth in NOW accounts for 2009 was impacted by a $65 million deposit received during the last week of the year.

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

After experiencing a 7.2% decline in loans in 2009 (excluding acquired loans), we experienced a decline in loans of 7.5% in 2010.  Although we originated and renewed a significant amount of loans each month, normal paydowns of loans and loan foreclosures exceeded new loan growth during the year.  We believe internally generated loans declined due to lower loan demand in the recessionary economy, as well as an initiative that we began in 2008 to require generally higher loan interest rates to better compensate us for our risk.  Also, we have de-emphasized certain types of lending, most notably acquisition and development land loans and non-owner occupied commercial real estate.  Overall, loan demand remains weak in most of our market areas.

In 2010, we experienced a decline in deposits of 9.6%, with most of the decline occurring in retail time deposits.  Retail time deposits are generally a high cost source of funds for us and during 2009 and 2010, we decided not to match promotional time deposit interest rates being offered by several of our local competitors, which we felt were too high compared to alternative funding sources, and consequently we experienced a loss of internally generated time deposits.

In 2010, our level of time deposits gathered from internet posting services declined from $128 million to $47 million.  Substantially all of our internet deposits were assumed in the Cooperative acquisition in 2009.  Prior to its closing, Cooperative was prohibited from originating or renewing brokered deposits and accordingly, they enhanced liquidity by offering relatively high interest rates on internet posting services.  As these time deposits have matured, the internet depositors, mostly credit unions, have elected not to renew the time deposits at the interest rates we have proposed.  In 2010, we replaced most of the lost internet deposits with brokered deposits, which had more favorable interest rates.  As a result, our brokered deposits increased from $76 million at December 31, 2009 to $144 million at December 31, 2010.  We expect this trend to continue in 2011.  Despite our increased usage of brokered deposits, brokered deposits comprised just 5.4% of total deposits at December 31, 2010, with internet deposits comprising an additional 1.8%.

We also experienced a $70 million decrease in our NOW accounts during 2010, primarily as a result of two depositors who withdrew their funds in the last week of the year in anticipation of the expiration of certain provisions of the FDIC transaction account guarantee program.  This program previously provided unlimited FDIC insurance for interest bearing transaction accounts earning interest rates up to 0.25%.

Our overall liquidity declined slightly during 2010 compared to 2009.  We experienced a $281 million decline in deposits, while loans decreased just $199 million.  To help offset these declines, we increased our borrowings by approximately $20 million during 2010.  Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings decreased from 17.8% at December 31, 2009 to 15.4% at December 31, 2010.

Our capital ratios improved in 2010.  All of our capital ratios have continually exceeded the regulatory thresholds for “well-capitalized” status for all periods covered by this report.

Due to the recessionary economic environment that began in 2007, our asset quality ratios have worsened.  Our non-covered nonperforming assets to total non-covered assets ratio was 4.16% at December 31, 2010 compared to 3.10% at December 31, 2009, and 1.29% at December 31, 2008.  For the year ended December 31, 2010, our ratio of net charge-offs to average non-covered loans was 1.55% compared to 0.56% for 2009, and 0.24% for 2008.

Distribution of Assets and Liabilities

Table 7 sets forth the percentage relationships of significant components of our balance sheet at December 31, 2010, 2009, and 2008.

In 2008, loans comprised 80% of total assets while deposits comprised 76% of total assets.  In 2009, primarily as a result of the general decline in loan balances (excluding acquired loans) and the increases in deposits, the percentage of loans to total assets decreased to 74%, while the percentage of deposits to total assets increased to 82%.  In 2010, our balance sheet distribution remained relatively stable in comparison to 2009.  The decline in retail time deposits less than $100,000 (“other time deposits”) discussed earlier resulted in other time deposits declining from 23% to 20% of total liabilities and shareholders’ equity and also contributed to the decline in short term investments from 8% of total assets to 5%.

Securities

Information regarding our securities portfolio as of December 31, 2010, 2009, and 2008 is presented in Tables 8 and 9.

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

Total securities amounted to $235.2 million, $214.2 million, and $187.2 million at December 31, 2010, 2009, and 2008, respectively.  In 2009, we experienced higher cash balances as a result of deposit growth that exceeded loan growth.  We invested a portion of this cash in investment securities, which resulted in higher securities balances in 2009 compared to 2008.  In 2010, we decided to invest a portion of our excess cash balances into securities.  In 2009, the majority of our purchases were mortgage-backed securities issued by the Government National Mortgage Association (Ginnie Mae), which are 100% guaranteed by the United States government and carry a zero percent weighting for risk-based capital purposes.  In 2010, we primarily purchased 1) Small Business Administration (SBA) loan pools that are 100% guaranteed by the United States government and carry a zero percent weighting for risk-based capital purposes and 2) general obligation municipal bonds of select municipalities located within our general market areas.  In general, we prefer to invest in short-to-medium term investments in order to provide liquidity and manage interest rate risk.

The majority of our “government-sponsored enterprise” securities are issued by the Federal Home Loan Bank and carry one maturity date, often with an issuer call feature.  At December 31, 2010, of the $43 million in carrying value of government-sponsored enterprise securities, $32 million were issued by the Federal Home Loan Bank system and the other $11 million were issued by the Federal Farm Credit Bank system.

Our $107 million of mortgage-backed securities have all been issued by either Freddie Mac, Fannie Mae, Ginnie Mae, or the SBA, each of which are government-sponsored corporations.  We have no “private label” mortgage-backed securities.  Mortgage-backed securities vary in their repayment in correlation with the underlying pools of home mortgage loans.

Included in mortgage-backed securities at December 31, 2010 were collateralized mortgage obligations (“CMOs”) with an amortized cost of $2.6 million and a fair value of $2.7 million.  The CMOs that we have invested in are substantially all “early tranche” portions of the CMOs, which minimizes our long-term interest rate risk.

At December 31, 2010, our $15.3 million investment in corporate bonds was comprised of the following:

($ in thousands)	S&P Issuer	Maturity	Amortized
Issuer	Ratings (1)	Date	Cost	Market Value
First Citizens Bancorp (South Carolina) Bond	Not Rated	4/1/15	$2,996	2,978
Bank of America Trust Preferred Security	BB	12/11/26	2,046	2,017
Wells Fargo Trust Preferred Security	A-	1/15/27	2,559	2,553
Bank of America Trust Preferred Security	BB	4/15/27	5,053	5,044
First Citizens Bancorp (North Carolina) Trust Preferred Security	BB	3/1/28	2,100	2,088
First Citizens Bancorp (South Carolina) Trust Preferred Security	Not Rated	6/15/34	1,000	650
Total investment in corporate bonds			$15,754	15,330

(1)  The ratings are as of January 24, 2011.

Substantially all of our investment in equity securities at each year end was comprised of capital stock in the Federal Home Loan Bank of Atlanta (FHLB).  The FHLB requires us to purchase their stock in order to borrow from them.  The amount they require us to invest is based on our level of borrowings from them.  At December 31, 2010, our investment in capital stock of the FHLB amounted to $14.8 million of our total investment in equity securities of $15.1 million.  Until February 27, 2009, the FHLB redeemed their stock at par as borrowings were repaid.  On February 27, 2009, the FHLB announced that they would no longer automatically redeem their stock when loans are repaid.  Instead, they stated that they would evaluate whether they would repurchase stock on a quarterly basis.  During the second half of 2010, the FHLB repurchased $1.8 million of their stock from the Company.

The fair value of securities held to maturity, which we carry at amortized cost, was $706,000 less than the carrying value at December 31, 2010 and $534,000 more than the carrying value at December 31, 2009.  Our $54.0 million in securities held to maturity are comprised almost entirely of municipal bonds issued by state and local governments throughout our market area.  The denominations of the bonds do not exceed $2,000,000 and we have no significant concentration of bond holdings from one government entity, with the single largest exposure to any one entity being $3,500,000.  Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.

At December 31, 2010, 2009, and 2008, a net unrealized gain of $2,478,000, $1,832,000, and $273,000, respectively, was included in the carrying value of securities classified as available for sale.  During those three years, interest rates have generally declined, which typically increases the value of our investment securities.  Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates and the overall economic environment, not by concerns about the ability of the issuers to meet their obligations.  Net unrealized gains, net of applicable deferred income taxes, of $1,512,000, $1,117,000, and $167,000  have been reported as part of a separate component of shareholders’ equity (accumulated other comprehensive income) as of December 31, 2010, 2009, and 2008, respectively.

The weighted average taxable-equivalent yield for the securities available for sale portfolio was 3.14% at December 31, 2010.  The expected weighted average life of the available for sale portfolio using the call date for above-market callable bonds, the maturity date for all other non-mortgage-backed securities, and the expected life for mortgage-backed securities, was 4.3 years.

The weighted average taxable-equivalent yield for the securities held to maturity portfolio was 5.73% at December 31, 2010.  The expected weighted average life of the held to maturity portfolio using the call date for above-market callable bonds and the maturity date for all other securities, was 9.0 years.

As of December 31, 2010 and 2009, we own no investment securities of any one issuer, other than Ginnie Mae, which is a government-sponsored corporation, in which aggregate book values and market values exceeded 10% of shareholders’ equity.

Loans

Table 10 provides a summary of the loan portfolio composition of our total loans at each of the past five year ends.

As previously discussed, in our acquisition of Cooperative Bank, we entered into loss share agreements with the FDIC, which afford us significant protection from losses on all loans and other real estate acquired in the acquisition.  Because of the loss protection provided by the FDIC, the financial risk of the Cooperative Bank loans is significantly different from those assets not covered under the loss share agreements.  Accordingly, we present separately loans subject to the FDIC loss share agreements as “covered loans” and loans that are not subject to the loss share agreements as “non-covered loans.”  Table 10a presents a breakout of covered and non-covered loans as of December 31, 2010.

The loan portfolio is the largest category of our earning assets and is comprised of commercial loans, real estate mortgage loans, real estate construction loans, and consumer loans.  We restrict virtually all of our lending to our 36 county market area, which is located in central and eastern North Carolina, four counties in southern Virginia and five counties in northeastern South Carolina.  The diversity of the region’s economic base has historically provided a stable lending environment.

In 2010, loans outstanding decreased $198.7 million, or 7.5% to $2.45 billion.  The decline was mainly due to loan payoffs and loan foreclosures exceeding new loan growth as demand in most of our market areas remains weak.

In 2009, net loans outstanding increased $441.6 million, or 20.0% to $2.65 billion.  All of the loan growth in 2009 was assumed in the acquisition of Cooperative Bank in June 2009, as non-covered loans declined by $159.6 million in 2009.

The great majority of our loan growth over the years has been real estate mortgage loans, with loans secured by real estate consistently comprising 86% to 90% of our outstanding loan balances.  Except for real estate construction, land development and other land loans, the majority of our “real estate” loans are personal and commercial loans where cash flow from the borrower’s occupation or business is the primary repayment source, with the real estate pledged providing a secondary repayment source.

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

From 2006 to 2008, our level of residential mortgage loans generally declined as we experienced higher growth in other loan categories.  Due to the Cooperative transaction in 2009, our percentage of residential loans increased significantly because Cooperative’s loan portfolio was heavily concentrated in residential mortgages.

Table 11 provides a summary of scheduled loan maturities over certain time periods, with fixed rate loans and adjustable rate loans shown separately.  Approximately 27% of our accruing loans outstanding at December 31, 2010 mature within one year and 70% of total loans mature within five years.  As of December 31, 2010, the percentages of variable rate loans and fixed rate loans as compared to total performing loans were 46% and 54%, respectively.  We intentionally make a blend of fixed and variable rate loans so as to reduce interest rate risk.

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

Table 12a presents our nonperforming assets at December 31, 2010 by general geographic region and further segregated into “covered” nonperforming assets and “non-covered” nonperforming assets.  The majority of our nonperforming assets are located in the Eastern North Carolina region, which has experienced the most negative effects of the recession of any of our regions.

Due largely to the recessionary economic conditions that began in late 2007 and continued to worsen throughout 2010, we have experienced increases in our nonperforming assets.  Our total nonperforming assets were also significantly impacted by the Cooperative acquisition.

Non-covered nonperforming loans totaled $96.0 million, $83.5 million, and $30.6 million, as of December 31, 2010, 2009, and 2008, respectively.  Total non-covered nonperforming loans as a percentage of total non-covered loans amounted to 4.61%, 3.91%, and 1.38%, at December 31, 2010, 2009, and 2008, respectively.

At December 31, 2010, 2009, and 2008, non-covered troubled debt restructurings amounted to $33.7 million, $21.3 million, and $4.0 million, respectively.  The increases in 2010 and 2009 were the result of our working with borrowers experiencing financial difficulties by modifying certain loan terms.  The 2009 increase was also impacted by our analysis of the Federal Reserve’s October 2009 guidance related to real estate loan workouts, which provided clarification of situations involving borrowers that should be reported as troubled debt restructurings.

We also had $14.4 million of covered troubled debt restructurings at December 31, 2010 compared to none in the prior year.  The increase in 2010 was the result of our continued efforts to help borrowers experiencing financial difficulties by modifying certain loan terms.

The following is the composition, by loan type, of all of our nonaccrual loans at each period end, as classified for regulatory purposes:

	At December 31, 2010 (1)	At December 31, 2009 (1)
Commercial, financial, and agricultural	$2,595	4,033
Real estate – construction, land development, and other land loans	54,781	80,669
Real estate – mortgage – residential (1-4 family) first mortgages	36,715	48,424
Real estate – mortgage – home equity loans/lines of credit	8,584	16,951
Real estate – mortgage – commercial and other	17,578	28,476
Installment loans to individuals	539	1,569
Total nonaccrual loans	$120,792	180,122

(1)	Includes both covered and non-covered loans.

  The following segregates our nonaccrual loans at December 31, 2010 into covered and non-covered loans, as classified for regulatory purposes:

	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$163	2,432	2,595
Real estate – construction, land development, and other land loans	30,846	23,935	54,781
Real estate – mortgage – residential (1-4 family) first mortgages	16,343	20,372	36,715
Real estate – mortgage – home equity loans/lines of credit	4,059	4,525	8,584
Real estate – mortgage – commercial and other	7,039	10,539	17,578
Installment loans to individuals	16	523	539
Total nonaccrual loans	$58,466	62,326	120,792

The following segregates our nonaccrual loans at December 31, 2009 into covered and non-covered loans, as classified for regulatory purposes:

	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$263	3,770	4,033
Real estate – construction, land development, and other land loans	54,023	26,646	80,669
Real estate – mortgage – residential (1-4 family) first mortgages	31,315	17,109	48,424
Real estate – mortgage – home equity loans/lines of credit	13,451	3,500	16,951
Real estate – mortgage – commercial and other	18,595	9,881	28,476
Installment loans to individuals	269	1,300	1,569
Total nonaccrual loans	$117,916	62,206	180,122

The tables above indicate that covered nonaccrual loans declined from $117.9 million at December 31, 2009 to $58.5 million at December 31, 2010.  This decrease was primarily a result of many of the nonaccrual loans at December 31, 2009 being foreclosed upon in 2010 and their balances being transferred to other real estate.  As discussed below, covered other real estate increased from $47.4 million at December 31, 2009 to $94.9 million at December 31, 2010.

If the nonaccrual and restructured loans as of December 31, 2010, 2009 and 2008 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $8,136,000, $9,800,000 and $1,930,000 for nonaccrual loans and $1,943,000, $1,200,000 and $310,000 for restructured loans would have been recorded for 2010, 2009, and 2008, respectively.  Interest income on such loans that was actually collected and included in net income in 2010, 2009, and 2008 amounted to approximately $3,195,000, $2,147,000 and $826,000 for nonaccrual loans (prior to their being placed on nonaccrual status), and $1,342,000, $866,000, and $155,000 for restructured loans, respectively.  At December 31, 2010 and 2009, we had no commitments to lend additional funds to debtors whose loans were nonperforming.

Management routinely monitors the status of certain large loans that, in management’s opinion, have credit weaknesses that could cause them to become nonperforming loans.  In addition to the nonperforming loan amounts discussed above, management believes that an estimated $5 million of non-covered loans and $18 million of covered loans that were performing in accordance with their contractual terms at December 31, 2010 have the potential to develop problems depending upon the particular financial situations of the borrowers and economic conditions in general.  Management has taken these potential problem loans into consideration when evaluating the adequacy of the allowance for loan losses at December 31, 2010 (see discussion below).

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

Other real estate includes foreclosed, repossessed, and idled properties.  Non-covered other real estate has increased over the past three years, amounting to $21.1 million at December 31, 2010, $8.8 million at December 31, 2009, and $4.8 million at December 31, 2008.  At December 31, 2010 and 2009, we also held $94.9 million and $47.4 million, respectively, in other real estate that is subject to the loss share agreement with the FDIC.  We believe that the fair values of the items of other real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.  As noted earlier, as of December 31, 2010, approximately 91% of the amount of covered foreclosed properties had supporting appraisal valuations that were less than 6 months old.

The following table presents the detail of our other real estate at each of the past two year ends:

	At December 31, 2010 (1)	At December 31, 2009 (1)
Vacant land	$81,185	44,078
1-4 family residential properties	28,146	10,004
Commercial real estate	6,641	2,141
Other	–	–
Total other real estate	$115,972	56,223

(1)	Includes both covered and non-covered real estate.

The following segregates our other real estate at December 31, 2010 into covered and non-covered:

	Covered Other Real Estate	Non-covered Other Real Estate	Total Other Real Estate
Vacant land	$72,878	8,307	81,185
1-4 family residential properties	18,691	9,455	28,146
Commercial real estate	3,322	3,319	6,641
Other	–	–	–
Total other real estate	$94,891	21,081	115,972

The following segregates our other real estate at December 31, 2009 into covered and non-covered:

	Covered Other Real Estate	Non-covered Other Real Estate	Total Other Real Estate
Vacant land	$40,836	3,242	44,078
1-4 family residential properties	6,171	3,833	10,004
Commercial real estate	423	1,718	2,141
Other	–	–	–
Total other real estate	$47,430	8,793	56,223
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

The allowance for loan losses amounted to $49.4 million at December 31, 2010 compared to $37.3 million at December 31, 2009 and $29.3 million at December 31, 2008.  At December 31, 2010, $11.2 million of the allowance for loan losses is attributable to covered loans that have exhibited credit quality deterioration due to lower collateral valuations, while the allowance for loan losses for non-covered loans amounted to $38.3 million.  For all prior periods, the entire allowance for loan losses is attributable to non-covered loans.

The ratio of the allowance for non-covered loan losses to non-covered loans was 1.84%, 1.75%, and 1.32% as of December 31, 2010, 2009, and 2008, respectively.  The increasing allowance percentage has been necessary due to the higher level of delinquencies and classified and nonperforming loans.

Table 13 sets forth the allocation of the allowance for loan losses at the dates indicated.  The amount of the unallocated portion of the allowance for loan losses did not vary materially at any of the past three year ends.  The allowance for loan losses is available to absorb losses in all categories.  Table 13a segregates the allocation of the allowance for loan losses as of December 31, 2010 into covered and non-covered categories.

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

For the years indicated, Table 14 summarizes our balances of loans outstanding, average loans outstanding, and a detailed rollforward of the allowance for loan losses.  In addition to the increases to the allowance for loan losses related to normal provisions, the increase in the dollar amount of the allowance for loan losses in 2008 was also affected by amounts recorded to provide for loans assumed in corporate acquisitions.  In 2008, we added $3,158,000 to the allowance for loan losses related to approximately $184 million in loans assumed in the acquisition of Great Pee Dee in April 2008.

Table 14a presents a detailed rollforward of the 2010 activity for the allowance for loan losses segregated into covered and non-covered activity.

Net loan charge-offs of non-covered loans amounted to $32.7 million in 2010, $12.1 million in 2009, and $5.1 million in 2008.  The higher amounts in 2010 and 2009 reflect the impact of deteriorating loan quality that has been impacted by the recessionary economic conditions.  Also in 2010, we recorded $8.6 million in partial charge-offs of non-covered loans.  Previously, we recorded specific reserves on collateral-deficient nonaccrual loans within the allowance for loans losses, but did not record charge-offs until the loans had been foreclosed upon.  Net non-covered charge-offs as a percentage of average non-covered loans represented 1.55%, 0.56%, and 0.24%, during 2010, 2009, and 2008, respectively.

We recorded $9.8 million in charge-offs of covered loans during 2010, primarily related to collateral dependent loans for which we received updated appraisals that reflected lower valuations.

Deposits and Securities Sold Under Agreements to Repurchase

At December 31, 2010, deposits outstanding amounted to $2.653 billion, a decrease of $281 million, or 9.6%, from December 31, 2009.  Approximately $237 million, or 84%, of the decline in deposits is attributable to decreases in time deposits.  We also experienced a $70 million decrease in our NOW accounts during 2010, primarily as a result of two depositors who withdrew their funds during the last week of the year in anticipation of the expiration of certain provisions of the FDIC transaction account guarantee program.

In 2009, deposits grew from $2.075 billion to $2.933 billion, an increase of $858 million, or 41.4%, from December 31, 2008.  Approximately $146 million, or 17%, of the deposit growth in 2009 was internally generated, while the remaining $712 million, or 83%, resulted from the acquisition of Cooperative Bank in June 2009.

The nature of our deposit growth is illustrated in the table on page 51.  The following table reflects the mix of our deposits at each of the past three year ends:

	2010	2009	2008
Noninterest-bearing deposits	11%	9%	11%
NOW deposits	11%	12%	10%
Money market deposits	19%	17%	16%
Savings deposits	6%	5%	6%
Brokered deposits	5%	3%	4%
Internet deposits	2%	4%	0%
Time deposits > $100,000 - retail	23%	24%	25%
Time deposits < $100,000 - retail	23%	26%	28%
Total deposits	100%	100%	100%
Securities sold under agreements to repurchase as a percent of total deposits	2%	2%	3%

The deposit mix remained relatively consistent from 2008 to 2010.  The percentages for retail time deposits have declined because we have chosen not to match certain promotional time deposit interest rates being offered by several of our local competitors, which we felt were too high compared to alternative funding sources.  Instead of matching the high interest rates, in 2008, we began utilizing brokered time deposits because they had interest rates meaningfully lower than rates in the local marketplace at that time.  We increased our holding of brokered deposits in 2010 as our level of internet time deposits declined due to our offering lower interest rates upon renewal.  We ended 2010 with a total of $144 million in brokered time deposits compared to $76 million in 2009.  We ended 2010 with a total of $47 million in internet time deposits compared to $128 million in 2009.

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

Table 15 presents the average amounts of our deposits and the average yield paid for those deposits for the years ended December 31, 2010, 2009, and 2008.

As of December 31, 2010, we held approximately $763.0 million in time deposits of $100,000 or more.  Table 16 is a maturity schedule of time deposits of $100,000 or more as of December 31, 2010.  This table shows that 85% of our time deposits greater than $100,000 mature within one year.

At each of the past three year ends, we have no deposits issued through foreign offices, nor do we believe that we held any deposits by foreign depositors.

Borrowings

We had borrowings outstanding of $196.9 million at December 31, 2010 compared to $176.8 million at December 31, 2009 and $367.3 million at December 31, 2008.  Borrowings declined from 2008 to 2009 primarily as a result of low loan growth and strong deposit growth that provided funds to progressively pay down our borrowings during 2009.  Our lower level of borrowings continued for most of 2010 until late in the year when we obtained borrowings to offset a portion of the liquidity decline we experienced as a result of a decrease in deposits.  Table 2 shows that average borrowings were $79.8 million in 2010 compared to $151.2 million in 2009 and $226.5 million in 2008.

At December 31, 2010, the Company had four sources of readily available borrowing capacity – 1) an approximately $399 million line of credit with the FHLB, of which $62 million was outstanding at December 31, 2010 and $130 million was outstanding at December 31, 2009, 2) a $50 million overnight federal funds line of credit with a correspondent bank, of which $33 million was outstanding at December 31, 2010 and none was outstanding at December 31, 2009, 3) an approximately $88 million line of credit through the Federal Reserve Bank of Richmond’s (FRB) discount window, of which $55 million was outstanding at December 31, 2010 and none was outstanding at December 31, 2009, and 4) a $10 million holding company line of credit with a commercial bank (none of which was outstanding at December 31, 2010 or 2009).

Our line of credit with the FHLB can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need, and is secured by our FHLB stock and a blanket lien on most of our real estate loan portfolio.  As of December 31, 2010, $20 million of the $62 million outstanding with the FHLB were overnight borrowings (daily renewable) with a weighted-average interest rate of 0.47%, with the remaining $42 million outstanding having a weighted average interest rate of 1.67% and maturity dates ranging from August 2011 to December 2013.  For the year ended December 31, 2010, the average amount of FHLB borrowings outstanding was approximately $32 million and had a weighted average interest rate for the year of 2.99%.  The maximum amount of short-term FHLB borrowings outstanding at any month-end during 2010 was $80 million.

In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of the line of credit, the borrowing capacity was further reduced by $203 million and $170 million at December 31, 2010 and 2009, respectively, as a result of the pledging letters of credit backed by the FHLB for public deposits at each of those dates.

In January 2010, we received the results of a collateral audit from the FHLB.  Based primarily on a finding that we were not keeping certain original loan documents, but were instead imaging them and shredding the original documents, a significant portion of our collateral pledged to the FHLB was deemed to be ineligible for pledging purposes.  As a result, our borrowing availability with the FHLB was reduced from $687 million at December 31, 2009 to approximately $335 million immediately after the audit.  We have changed our document retention procedures and expect our borrowing availability to gradually increase as we make new loans and renew existing ones.  As discussed above, our FHLB borrowing availability was $399 million at December 31, 2010.

Our correspondent bank relationship allows us to purchase up to $50 million in federal funds on an overnight, unsecured basis (federal funds purchased).  We had $33 million outstanding under this line at December 31, 2010 with a weighted average interest rate of 0.65%.  We had no borrowings outstanding at December 31, 2009 and $35 million borrowings outstanding under this line at December 31, 2008.  For the year ended December 31, 2010, the average amount of federal funds purchased outstanding was approximately $0.4 million and had a weighted average interest rate for the year of 0.72%.  The maximum amount of federal funds purchased outstanding at any month-end during 2010 was $33 million.

We also have a line of credit with the FRB discount window.  This line is secured by a blanket lien on a portion of our commercial and consumer loan portfolio (excluding real estate loans).  Based on the collateral that we owned as of December 31, 2010, the available line of credit was approximately $88 million.  At December 31, 2010, we had $55 million in borrowings outstanding under this line.  At December 31, 2009 and 2008, we had no borrowings outstanding under this line.  For the year ended December 31, 2010, the average amount outstanding under this line was approximately $0.7 million and had a weighted average interest rate for the year of 0.63%.  The maximum amount of FRB borrowings outstanding at any month-end during 2010 was $55 million.

At December 31, 2010 and 2009, we had a $10 million and $20 million, respectively, holding company line of credit with a correspondent bank that was secured by 100% of the common stock of our bank subsidiary.  This line of credit expires and is subject to renewal in February of each year.  The line of credit was not drawn at December 31, 2010 or 2009.  At the February 2010 renewal, the limit on the line of credit was reduced from $20 million to $10 million due to the correspondent bank’s desire to reduce its exposure in this line of business.

In addition to the lines of credit described above, in which we had $150 million and $130 million outstanding as of December 31, 2010, and 2009, respectively, we also had a total of $46.4 million in trust preferred security debt outstanding at December 31, 2010 and 2009.  We have initiated three trust preferred security issuances since 2002 totaling $67.0 million, with one of those issuances for $20.6 million being redeemed in 2007.  These borrowings each have 30 year final maturities and were structured in a manner that allows them to qualify as capital for regulatory capital adequacy requirements.  We may call these debt securities at par on any quarterly interest payment date five years after their issue date.  We issued $20.6 million of this debt on October 29, 2002 (which we called in 2007), an additional $20.6 million on December 19, 2003, and $25.8 million on April 13, 2006.  The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 2.70% for the securities issued in 2003, and three-month LIBOR plus 1.39% for the securities issued in 2006.

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

As noted above, in addition to internally generated liquidity sources, we currently (March 2011) have the ability to obtain borrowings from the following four sources – 1) an approximately $399 million line of credit with the FHLB, 2) a $50 million overnight federal funds line of credit with a correspondent bank, 3) an approximately $88 million line of credit through the FRB’s discount window and 4) a holding company line of credit with a limit of $10 million.

Our overall liquidity decreased during 2010 compared to 2009.  Our loans decreased by $199 million, while our deposits decreased by over $280 million.  As a result, our liquid assets (cash and securities) as a percentage of our total deposits and borrowings decreased from 17.8% at December 31, 2009 to 15.4% at December 31, 2010.

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

Table 18 reflects our contractual obligations and other commercial commitments outstanding as of December 31, 2010.  Any of our $62 million in outstanding borrowings with the FHLB may be accelerated immediately by the FHLB in certain circumstances, including material adverse changes in our condition or if our qualifying collateral is less than the amount required under the terms of the borrowing agreement.

In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements.  As of December 31, 2010, we have outstanding unfunded loan and credit card commitments of $300.9 million, of which $262.9 million were at variable rates and $38.0 million were at fixed rates.  Included in outstanding loan commitments were unfunded commitments of $208.3 million on revolving credit plans, of which $178.3 million were at variable rates and $30.1 million were at fixed rates.

At December 31, 2010 and 2009, we had $7.5 million and $7.6 million, respectively, in standby letters of credit outstanding.  We had no carrying amount for these standby letters of credit at either of those dates.  The nature of the standby letters of credit is that of a guarantee made on behalf of our customers to suppliers of the customers to guarantee payments owed to the supplier by the customer.  The standby letters of credit are generally for terms of one year, at which time they may be renewed for another year if both parties agree.  The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier.  The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above.  In the event that we are required to honor a standby letter of credit, a note, already executed by the customer, becomes effective providing repayment terms and any collateral.  Over the past ten years, we have had to honor one standby letter of credit, which was repaid by the borrower without any loss to us.  We expect any draws under existing commitments to be funded through normal operations.

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

Capital Resources and Shareholders’ Equity

Shareholders’ equity at December 31, 2010 amounted to $344.6 million compared to $342.4 million at December 31, 2009.  The two basic components that typically have the largest impact on our shareholders’ equity are net income, which increases shareholders’ equity, and dividends declared, which decreases shareholders’ equity.  Additionally, any stock issuances can significantly increase shareholders’ equity.

In 2010, the most significant factors that impacted our equity were net income of $10.0 million, which increased equity, while common stock dividends declared of $5.4 million and preferred stock dividends declared of $3.3 million reduced equity.  See the Consolidated Statements of Shareholders’ Equity within the consolidated financial statements for disclosure of other less significant items affecting shareholders’ equity.

In 2009, the most significant item that impacted our equity was our issuance of $65 million in preferred stock to the U.S. Treasury in connection with our participation in the Treasury’s Capital Purchase Program (see below).  In addition, other significant factors were net income of $60.3 million, which increased equity, while common stock dividends declared of $5.3 million and preferred stock dividends declared of $3.2 million reduced equity.  See the consolidated financial statements for other less significant factors that impacted equity in 2009.

In connection with our participation in the U.S. Treasury’s Capital Purchase Program, in January 2009 we issued $65 million in preferred stock and $4.6 million in common stock warrants.  We recorded a discount on the issuance of the preferred stock of $4.6 million, of which we amortized $0.8 million and $0.9 million in 2009 and 2010, respectively, as a reduction of retained earnings.  Our issuance of the preferred stock to the U.S. Treasury has several restrictions and is generally assumed to be only a temporary source of capital, as it is expected that banks will redeem the preferred stock when they are able to do so.

We participated in the Capital Purchase Program for several reasons – 1) the capital markets were effectively closed, 2) without access to capital, our growth potential was limited, and 3) to provide an extra capital cushion in light of the worsening economy.  In addition, the capital was offered by the government on attractive financial terms, with the 5% dividend being the most significant.  By contrast, the market dividend rate for similar types of bank preferred stock was over 12%.  In hindsight, we believe our participation turned out to be the correct decision, as it provided the capital we needed to bid on failed banks through FDIC assisted transactions and it also continues to serve as insurance against an economy that continues to struggle.  In light of continued economic concerns, we have no immediate plans to redeem this stock.  As we gain confidence in the economic recovery, we may elect to redeem this stock in installments.  The favorable dividend rate of 5% is in effect for another three years before it increases to 9%.  In addition to earnings, a common stock offering is a way that many banks have increased shareholders’ equity.  While we do not rule out the possibility of a common stock offering to provide proceeds for redemption of the preferred stock, we do not have any current plans for an offering.

As previously noted, common stock dividends for 2009 amounted to $5.3 million, or $0.32 per share.  This was a reduction from the 2008 amount of $12.2 million, or $0.76 per share.  In February 2009, after careful deliberation, we reluctantly decided that it was necessary to reduce the Company’s quarterly dividend from $0.19 per share to $0.08 per share.  This decision was made in order to conserve capital amid worsening economic conditions.  We made no changes to the dividend rate in 2010 due to the economic uncertainty that continues in our markets.

In 2008, net income of $22.0 million increased equity, while dividends declared of $12.2 million reduced equity.  We also issued $37.6 million in common stock in our acquisition of Great Pee Dee.  See the consolidated financial statements for other less significant factors that impacted equity in 2008.

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

In addition to the risk-based capital requirements described above, the Company and the Bank are subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital (as defined above) to quarterly average total assets (“Leverage Ratio) of 3.00% to 5.00%, depending upon the institution’s composite ratings as determined by its regulators.  The FRB has not advised us of any requirement specifically applicable to the Company.

Table 21 presents our regulatory capital ratios as of December 31, 2010, 2009, and 2008.  Our capital ratios increased significantly in 2009, primarily as a result of the preferred stock issuance discussed above.  All of our capital ratios have significantly exceeded the minimum regulatory thresholds for all periods covered by this report.

In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for a bank’s classification as “well capitalized.” The specific guidelines are as follows – Tier I Capital Ratio of at least 6.00%, Total Capital Ratio of at least 10.00%, and a Leverage Ratio of at least 5.00%.  If a bank falls below “well capitalized” status in any of these three ratios, it must ask for FDIC permission to originate or renew brokered deposits.  The Bank’s regulatory ratios exceeded the threshold for “well-capitalized” status at December 31, 2010, 2009, and 2008 – see Note 15 to the consolidated financial statements for a table that presents the Bank’s regulatory ratios.

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

Our goal is to maintain our capital ratios at levels no less than the “well-capitalized” thresholds set for banks.  At December 31, 2010, our total risk-based capital ratio was 16.57% compared to the 10.00% “well-capitalized” threshold.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”).  Our TCE ratio was 6.52% at December 31, 2010 compared to 5.94% at December 31, 2009.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics.  We have not engaged in derivatives activities through December 31, 2010 and have no current plans to do so.

Return on Assets and Equity

Table 20 shows return on assets (net income available to common shareholders divided by average total assets), return on common equity (net income available to common shareholders divided by average common shareholders’ equity), dividend payout ratio (dividends per share divided by net income per common share) and shareholders’ equity to assets ratio (average total shareholders’ equity divided by average total assets) for each of the years in the three-year period ended December 31, 2010.

Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk – Item 7A.)

Net interest income is our most significant component of earnings.  Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities.  It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations.  Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates.  Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin).  Over the past five calendar years, our net interest margin has ranged from a low of 3.74% (realized in 2008) to a high of 4.39% (realized in 2010).  During that five year period, the prime rate of interest has ranged from a low of 3.25% (which was the rate as of December 31, 2010) to a high of 8.25%.  The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain.  At December 31, 2010, approximately 84% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Table 17 sets forth our interest rate sensitivity analysis as of December 31, 2010, using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call).  As illustrated by this table, at December 31, 2010, we had $923 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets.  This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment.  However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions.  Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products.  For example, included in interest-bearing liabilities subject to interest rate changes within one year at December 31, 2010 are deposits totaling $946 million comprised of NOW, savings, and certain types of money market deposits with interest rates set by management.  These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

From September 2007 to December 2008, in response to the declining economy, the Federal Reserve announced a series of interest rate reductions with rate cuts totaling 500 basis points and rates reaching historic lows.  As noted above, our net interest margin is negatively impacted, at least in the short-term, by reductions in interest rates.  In addition to the initial normal decline in net interest margin that we experience when interest rates are reduced (as discussed above), the cumulative impact of the magnitude of 500 basis points in interest rate cuts has continued to negatively impact our net interest margin, primarily due to our inability to cut a large portion of our interest-bearing deposits by any significant amount due to their already near-zero interest rate.  Also, for many of our deposit products, including time deposits that have recently matured, we have been unable to lower the interest rates we pay our customers by the full 500 basis point interest rate decrease due to competitive pressures.  The impact of the declining rate environment was mitigated by an initiative we began in late 2007 to add interest rate floors to our adjustable rate loans.  At December 31, 2010, adjustable rate loans totaling $793 million (73% of all adjustable rate loans) had reached their contractual floors and no longer subjected us to risk in the event of further rate cuts.  In 2009 and 2010, our net interest margin improved as the Federal Reserve made no changes to interest rates.  As a result, we were able to reprice many of our maturing time deposits, which had been originated in periods of higher interest rates, at lower rates.  We were also able to generally decrease the rates we paid on other types of deposits as a result of declining short-term interest rates in the marketplace and an increase in liquidity that lessened our need to offer premium interest rates.  Our net interest margin increased throughout 2009 and 2010.  Our net interest margin was 4.39% for 2010, a 58 basis point increase from the 3.81% margin realized in 2009.

As previously discussed in the section “Net Interest Income,” our net interest income was impacted by certain purchase accounting adjustments related to our acquisitions of Cooperative Bank and Great Pee Dee.  The purchase accounting adjustments related to the Great Pee Dee premium amortization on loans and the premium amortizations on deposits and borrowings for both Cooperative and Great Pee Dee were based on amortization schedules and were thus systematic and predictable.  The accretion of the loan discount on Cooperative, which amounted to $7.6 million in 2010, is less predictable and could be materially different among periods.  This is because of the magnitude of the discount that was initially recorded ($228 million) and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs.  If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income.  If the underlying loans experience accelerated paydowns or are paid off, the remaining discount will be accreted into income on an accelerated basis, which in the event of total payoff will result in the remaining discount being entirely accreted into income in the period of the payoff.  Each of these factors is difficult to predict and susceptible to volatility.  Our net interest margin on a core basis, excluding the interest accretion, was 4.13% for the year 2010 and 4.33% for the fourth quarter of 2010.

Based on our most recent interest rate modeling, which assumes no changes in interest rates for 2011 (federal funds rate = 0.25%, prime = 3.25%), we project that our 2011 net interest margin, on a core basis, will remain relatively stable in 2011.  With interest rates having been stable for a relatively long period of time, most of our interest-sensitive assets and interest-sensitive liabilities have been repriced at today’s interest rates.  We expect a decline in loans in 2011 (although not to the magnitude experienced in 2010) that will reduce interest income slightly.

We have no market risk sensitive instruments held for trading purposes, nor do we maintain any foreign currency positions.  Table 19 presents the expected maturities of our other than trading market risk sensitive financial instruments.  Table 19 also presents the estimated fair values of market risk sensitive instruments as estimated in accordance with relevant accounting guidance.  Our assets and liabilities have estimated fair values that do not materially differ from their carrying amounts.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information responsive to this Item is found in Item 7 under the caption “Interest Rate Risk.”

Table 1    Selected Consolidated Financial Data

($ in thousands, except per share	Year Ended December 31,
and nonfinancial data)	2010	2009	2008	2007	2006
Income Statement Data
Interest income	$159,261	155,991	147,862	148,942	129,207
Interest expense	31,907	48,895	61,303	69,658	54,671
Net interest income	127,354	107,096	86,559	79,284	74,536
Provision for loan losses	54,562	20,186	9,880	5,217	4,923
Net interest income after provision	72,792	86,910	76,679	74,067	69,613
Noninterest income	29,106	89,518	20,657	17,217	14,310
Noninterest expense	86,956	78,551	62,211	56,324	53,198
Income before income taxes	14,942	97,877	35,125	34,960	30,725
Income taxes	4,960	37,618	13,120	13,150	11,423
Net income	9,982	60,259	22,005	21,810	19,302
Preferred stock dividends and accretion	(4,107)	(3,972)	—	—	—
Net income available to common shareholders	5,875	56,287	22,005	21,810	19,302

Earnings per common share – basic	0.35	3.38	1.38	1.52	1.35
Earnings per common share – diluted	0.35	3.37	1.37	1.51	1.34

Per Share Data (Common)
Cash dividends declared - common	$0.32	0.32	0.76	0.76	0.74
Market Price
High	16.90	19.00	20.86	26.72	23.90
Low	12.00	6.87	11.25	16.40	19.47
Close	15.31	13.97	18.35	18.89	21.84
Stated book value – common	16.64	16.59	13.27	12.11	11.34
Tangible book value – common	12.45	12.35	9.18	8.56	7.76

Selected Balance Sheet Data (at year end)
Total assets	$3,278,932	3,545,356	2,750,567	2,317,249	2,136,624
Loans – non-covered	2,083,004	2,132,843	2,211,315	1,894,295	1,740,396
Loans – covered	371,128	520,022	−	−	−
Total loans	2,454,132	2,652,865	2,211,315	1,894,295	1,740,396
Allowance for loan losses	49,430	37,343	29,256	21,324	18,947
Intangible assets	70,358	70,948	67,780	51,020	51,394
Deposits	2,652,513	2,933,108	2,074,791	1,838,277	1,695,679
Borrowings	196,870	176,811	367,275	242,394	210,013
Total shareholders’ equity	344,603	342,383	219,868	174,070	162,705

Selected Average Balances
Assets	$3,326,977	3,097,137	2,484,296	2,139,576	1,922,510
Loans – non-covered	2,104,677	2,176,153	2,117,028	1,808,219	1,623,188
Loans – covered	449,724	298,892	—	—	—
Total loans	2,554,401	2,475,045	2,117,028	1,808,219	1,623,188
Earning assets	2,927,815	2,833,167	2,329,025	1,998,428	1,793,811
Deposits	2,807,161	2,549,709	1,985,332	1,780,265	1,599,575
Interest-bearing liabilities	2,655,195	2,497,304	2,019,256	1,726,002	1,537,385
Shareholders’ equity	350,908	313,173	210,810	170,857	163,193

Ratios
Return on average assets	0.18%	1.82%	0.89%	1.02%	1.00%
Return on average common equity	2.05%	22.55%	10.44%	12.77%	11.83%
Net interest margin (taxable-equivalent basis)	4.39%	3.81%	3.74%	4.00%	4.18%
Tangible common equity to tangible assets	6.52%	5.94%	5.67%	5.43%	5.34%
Loans to deposits at year end	92.52%	90.45%	106.58%	103.05%	102.64%
Allowance for loan losses to total loans	2.01%	1.41%	1.32%	1.13%	1.09%
Allowance for loan losses to total loans - non-covered	1.84%	1.75%	1.32%	1.13%	1.09%
Nonperforming assets to total assets at year end	8.69%	7.27%	1.29%	0.47%	0.39%
Nonperforming assets to total assets - non-covered	4.16%	3.10%	1.29%	0.47%	0.39%
Net charge-offs to average total loans	1.66%	0.49%	0.24%	0.16%	0.11%
Net charge-offs to average total loans - non-covered	1.55%	0.56%	0.24%	0.16%	0.11%
Efficiency ratio	55.11%	39.79%	57.67%	58.03%	59.54%

Nonfinancial Data
Number of branches	92	91	74	70	68
Number of employees – Full time equivalents	774	764	650	614	620

Table 2    Average Balances and Net Interest Income Analysis

	Year Ended December 31,
	2010			2009			2008
($ in thousands)	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$2,554,401	5.92%	$151,292	$2,475,045	5.98%	$148,007	$2,117,028	6.56%	$138,878
Taxable securities	160,711	3.58%	5,750	167,041	3.94%	6,580	152,246	4.82%	7,333
Non-taxable securities (3)	46,807	6.30%	2,949	23,018	7.29%	1,677	16,258	7.98%	1,298
Short-term investments, primarily overnight funds	165,896	0.35%	586	168,063	0.32%	545	43,493	2.32%	1,011
Total interest-earning assets	2,927,815	5.48%	160,577	2,833,167	5.53%	156,809	2,329,025	6.38%	148,520
Cash and due from banks	59,236			42,350			39,627
Bank premises and equipment, net	56,534			52,789			49,815
Other assets	283,392			168,831			65,829
Total assets	$3,326,977			$3,097,137			$2,484,296

Liabilities and Equity
NOW accounts	$349,501	0.24%	$834	$244,863	0.29%	$720	$197,459	0.19%	$377
Money market accounts	508,250	0.84%	4,267	429,068	1.52%	6,537	309,917	2.36%	7,311
Savings accounts	156,483	0.81%	1,262	137,142	1.08%	1,487	124,460	1.65%	2,048
Time deposits >$100,000	786,257	1.57%	12,374	745,159	2.54%	18,908	532,566	4.00%	21,308
Other time deposits	717,416	1.56%	11,193	736,358	2.43%	17,866	586,235	3.79%	22,197
Total interest-bearing deposits	2,517,907	1.19%	29,930	2,292,590	1.99%	45,518	1,750,637	3.04%	53,241
Securities sold under agreements to repurchase	57,443	0.52%	298	53,537	1.37%	736	42,097	2.15%	903
Borrowings	79,845	2.10%	1,679	151,177	1.75%	2,641	226,522	3.16%	7,159
Total interest-bearing liabilities	2,655,195	1.20%	31,907	2,497,304	1.96%	48,895	2,019,256	3.04%	61,303
Non-interest-bearing deposits	289,254			257,119			234,695
Other liabilities	31,620			29,541			19,535
Shareholders’ equity	350,908			313,173			210,810
Total liabilities and shareholders’ equity	$3,326,977			$3,097,137			$2,484,296
Net yield on interest-earning assets and net interest income		4.39%	$128,670		3.81%	$107,914		3.74%	$87,217
Interest rate spread		4.28%			3.57%			3.34%

Average prime rate		3.25%			3.25%			5.09%

(1)
Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.  Interest earned includes recognized loan fees in the amounts of $35,000, $144,000, and $405,000 for 2010, 2009, and 2008, respectively.

(2)	Includes accretion of discount on covered loans of $7,607,000, $1,469,000, and $0 in 2010, 2009, and 2008, respectively.
(3)
Includes tax-equivalent adjustments of $1,316,000, $818,000, and $658,000 in 2010, 2009, and 2008, respectively, to reflect the federal and state tax benefit of the tax-exempt securities (using a 39% combined tax rate), reduced by the related nondeductible portion of interest expense.

Table 3  Volume and Rate Variance Analysis

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Change Attributable to			Change Attributable to
($ in thousands)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)
Interest income (tax-equivalent):
Loans	$4,723	(1,438)	3,285	22,448	(13,319)	9,129
Taxable securities	(238)	(592)	(830)	648	(1,401)	(753)
Non-taxable securities	1,616	(344)	1,272	516	(137)	379
Short-term investments, primarily overnight funds	(7)	48	41	1,650	(2,116)	(466)
Total interest income	6,094	(2,326)	3,768	25,262	(16,973)	8,289

Interest expense:
NOW accounts	279	(165)	114	115	228	343
Money Market accounts	936	(3,206)	(2,270)	2,313	(3,087)	(774)
Savings accounts	183	(408)	(225)	173	(734)	(561)
Time deposits>$100,000	845	(7,379)	(6,534)	6,950	(9,350)	(2,400)
Other time deposits	(378)	(6,295)	(6,673)	4,663	(8,994)	(4,331)
Total interest-bearing deposits	1,865	(17,453)	(15,588)	14,214	(21,937)	(7,723)
Securities sold under agreements to repurchase	37	(475)	(438)	201	(368)	(167)
Borrowings	(1,373)	411	(962)	(1,849)	(2,669)	(4,518)
Total interest expense	529	(17,517)	(16,988)	12,566	(24,974)	(12,408)

Net interest income (tax-equivalent)	$5,565	15,191	20,756	12,696	8,001	20,697

Changes attributable to both volume and rate are allocated equally between rate and volume variances.

Table 4  Noninterest Income

	Year Ended December 31,
($ in thousands)	2010	2009	2008

Service charges on deposit accounts	$13,422	13,854	13,535
Other service charges, commissions, and fees	5,388	4,848	4,392
Fees from presold mortgages	1,813	1,505	869
Commissions from sales of insurance and financial products	1,476	1,524	1,552
Data processing fees	32	139	167
Total core noninterest income	22,131	21,870	20,515
Gain from acquisition	—	67,894	—
Foreclosed property losses and write-downs - covered	(34,527)	—	—
Foreclosed property losses and write-downs – non-covered	(984)	—	—
FDIC Indemnification asset income, net	41,808	—	—
Securities gains (losses), net	26	(104)	(14)
Other gains (losses), net	652	(142)	156
Total	$29,106	89,518	20,657

Table 5  Noninterest Expenses

	Year Ended December 31,
($ in thousands)	2010	2009	2008

Salaries	$35,076	30,745	28,127
Employee benefits	10,214	10,843	7,319
Total personnel expense	45,290	41,588	35,446
Occupancy expense	6,799	6,071	4,175
Equipment related expenses	4,327	4,334	4,105
Amortization of intangible assets	874	630	416
Acquisition expenses	—	1,343	—
FDIC insurance expense	4,387	5,500	1,157
Stationery and supplies	2,563	2,181	1,903
Telephone	2,053	1,847	1,349
Repossession and collection expenses – non-covered	2,138	871	536
Repossession and collection expenses – covered, net of FDIC reimbursement	2,617	795	—
Non-credit losses	407	255	200
Other operating expenses	15,501	13,136	12,924
Total	$86,956	78,551	62,211

Table 6  Income Taxes

($ in thousands)	2010	2009	2008

Current - Federal	$25,353	11,190	11,978
- State	3,807	1,830	1,962
Deferred - Federal	(21,092)	20,545	(703)
- State	(3,108)	4,053	(117)
Total	$4,960	37,618	13,120

Effective tax rate	33.2%	38.4%	37.4%

Table 7  Distribution of Assets and Liabilities

	As of December 31,
	2010	2009	2008
Assets
Interest-earning assets
Net loans	73%	74%	80%
Securities available for sale	6	5	6
Securities held to maturity	2	1	1
Short term investments	5	8	5
Total interest-earning assets	86	88	92

Noninterest-earning assets
Cash and due from banks	2	2	3
Premises and equipment	2	2	2
FDIC indemnification asset	4	4	—
Other real estate owned	4	2	—
Other assets	2	2	3
Total assets	100%	100%	100%

Liabilities and shareholders’ equity
Demand deposits – noninterest bearing	9%	8%	8%
NOW deposits	9	10	7
Money market deposits	15	14	12
Savings deposits	5	4	5
Time deposits of $100,000 or more	23	23	22
Other time deposits	20	23	22
Total deposits	81	82	76
Securities sold under agreements to repurchase	2	2	2
Borrowings	6	5	13
Accrued expenses and other liabilities	1	1	1
Total liabilities	90	90	92

Shareholders’ equity	10	10	8
Total liabilities and shareholders’ equity	100%	100%	100%

Table 8  Securities Portfolio Composition

	As of December 31,
($ in thousands)	2010	2009	2008
Securities available for sale:
Government-sponsored enterprise securities	$43,273	36,518	90,424
Mortgage-backed securities	107,460	111,797	46,962
Corporate bonds	15,330	14,436	16,848
Equity securities	15,119	17,004	16,959
Total securities available for sale	181,182	179,755	171,193

Securities held to maturity:
State and local governments	54,011	34,394	15,967
Other	7	19	23
Total securities held to maturity	54,018	34,413	15,990

Total securities	$235,200	214,168	187,183

Average total securities during year	$207,518	190,059	168,504

Table 9  Securities Portfolio Maturity Schedule

	As of December 31,
	2010
($ in thousands)	Book Value	Fair Value	Book Yield (1)
Securities available for sale:

Government-sponsored enterprise securities
Due after one but within five years	$38,004	37,817	2.06%
Due after five but within ten years	5,428	5,456	2.18%
Total	43,432	43,273	2.07%

Mortgage-backed securities (2)
Due within one year	2,305	2,418	4.16%
Due after one but within five years	70,745	73,635	3.69%
Due after five but within ten years	27,593	27,201	1.97%
Due after ten years	4,017	4,206	5.14%
Total	104,660	107,460	3.30%

Corporate debt securities
Due after five but within ten years	2,995	2,978	6.84%
Due after ten years	12,759	12,352	7.69%
Total	15,754	15,330	7.53%

Equity securities	14,858	15,119	0.45%

Total securities available for sale
Due within one year	2,305	2,418	4.16%
Due after one but within five years	108,749	111,452	3.12%
Due after five but within ten years	36,016	35,635	2.41%
Due after ten years	16,776	16,558	7.08%
Equity securities	14,858	15,119	0.45%
Total	$178,704	181,182	3.14%

Securities held to maturity:

State and local governments
Due within one year	$155	156	7.07%
Due after one but within five years	1,630	1,676	5.96%
Due after five but within ten years	13,871	14,217	5.86%
Due after ten years	38,355	37,256	5.67%
Total	54,011	53,305	5.73%

Other
Due after one but within five years	7	7	6.36%
Total	7	7	6.36%

Total securities held to maturity
Due within one year	155	156	7.07%
Due after one but within five years	1,637	1,683	5.96%
Due after five but within ten years	13,871	14,217	5.86%
Due after ten years	38,355	37,256	5.67%
Total	$54,018	53,312	5.73%

(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 39% tax rate.
(2)	Mortgage-backed securities are shown maturing in the periods consistent with their estimated lives based on expected prepayment speeds.

Table 10  Loan Portfolio Composition

	As of December 31,
	2010		2009		2008		2007		2006
($ in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial, financial, and agricultural	$155,016	6%	$173,611	7%	$190,428	9%	$166,925	9%	$159,458	9%
Real estate – construction, land development & other land loans	437,700	18%	551,714	21%	481,849	22%	446,437	23%	274,030	16%
Real estate – mortgage – residential (1-4 family) first mortgages	802,658	33%	849,875	32%	576,884	26%	456,102	24%	507,975	29%
Real estate – mortgage – home equity loans / lines of credit	263,529	11%	270,054	10%	249,764	11%	209,852	11%	205,284	12%
Real estate – mortgage – commercial and other	710,337	29%	718,723	27%	620,444	28%	523,008	28%	511,039	29%
Installment loans to individuals	83,919	3%	88,514	3%	91,711	4%	91,825	5%	82,583	5%
Loans, gross	2,453,159	100%	2,652,491	100%	2,211,080	100%	1,894,149	100%	1,740,369	100%
Unamortized net deferred loan costs	973		374		235		146		27
Total loans	$2,454,132		$2,652,865		$2,211,315		$1,894,295		$1,740,396

Table 10a  Loan Portfolio Composition – Covered versus Non-covered

	As of December 31, 2010
	Covered Loans (Carrying Value)		Non-covered Loans		Total Loans		Unpaid Principal Balance of Covered Loans	Carrying Value of Covered Loans as a Percent of the Unpaid Balance
($ in thousands)	Amount	% of Covered Loans	Amount	% of Non-covered Loans	Amount	% of Total Loans	Amount	Percentage
Commercial, financial, and agricultural	$4,471	1%	$150,545	7%	$155,016	6%	$5,272	85%
Real estate – construction, land development & other land loans	92,761	25%	344,939	17%	437,700	18%	150,943	61%
Real estate – mortgage – residential (1-4 family) first mortgages	180,305	49%	622,353	30%	802,658	33%	212,826	85%
Real estate – mortgage – home equity loans / lines of credit	17,111	4%	246,418	12%	263,529	11%	20,332	84%
Real estate – mortgage – commercial and other	74,140	20%	636,197	30%	710,337	29%	97,084	76%
Installment loans to individuals	2,340	1%	81,579	4%	83,919	3%	2,595	90%
Loans, gross	371,128	100%	2,082,031	100%	2,453,159	100%	$489,052	76%
Unamortized net deferred loan costs	–		973		973
Total loans	$371,128		$2,083,004		$2,454,132

See Note 4 to the Consolidated Financial Statements for tables showing breakout of covered loans versus non-covered loans at December 31, 2009.

Table 11  Loan Maturities

	As of December 31, 2010
	Due within one year		Due after one year but within five years		Due after five years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Variable Rate Loans:
Commercial, financial, and agricultural	$57,027	5.34%	$21,870	5.01%	$836	5.35%	$79,733	5.25%
Real estate – construction only	86,134	5.30%	1,918	5.30%	340	5.30%	88,392	5.30%
Real estate – all other mortgage	211,964	4.98%	254,970	5.17%	421,427	4.60%	888,361	4.85%
Installment loans to individuals	931	5.56%	9,095	9.32%	16,387	5.33%	26,413	6.71%
Total at variable rates	356,056	5.12%	287,853	5.29%	438,990	4.63%	1,082,899	4.96%

Fixed Rate Loans:
Commercial, financial, and agricultural	26,950	6.35%	46,710	6.85%	5,942	5.66%	79,602	6.59%
Real estate – construction only	6,868	5.00%	2,370	6.05%	667	6.02%	9,905	5.32%
Real estate – all other mortgage	226,283	6.29%	641,955	6.48%	242,977	5.92%	1,111,215	6.32%
Installment loans to individuals	12,225	6.91%	36,066	9.40%	1,427	7.25%	49,718	8.72%
Total at fixed rates	272,326	6.29%	727,101	6.65%	251,013	5.92%	1,250,440	6.42%

Subtotal	628,382	5.63%	1,014,954	6.26%	690,003	5.10%	2,333,339	5.74%
Nonaccrual loans	120,793		─		─		120,793
Total loans	$749,175		$1,014,954		$690,003		$2,454,132

The above table is based on contractual scheduled maturities.  Early repayment of loans or renewals at maturity are not considered in this table.

Table 12  Nonperforming Assets

	As of December 31,
($ in thousands)	2010	2009	2008	2007	2006

Non-covered nonperforming assets
Nonaccrual loans	$62,326	62,206	26,600	7,807	6,852
Restructured loans	33,677	21,283	3,995	6	10
Accruing loans >90 days past due	-	-	-	-	-
Total non-covered nonperforming loans	96,003	83,489	30,595	7,813	6,862
Other real estate	21,081	8,793	4,832	3,042	1,539
Total non-covered nonperforming assets	$117,084	92,282	35,427	10,855	8,401

Covered nonperforming assets (1)
Nonaccrual loans (2)	$58,466	117,916	-	-	-
Restructured loans	14,359	-	-	-	-
Accruing loans >90 days past due	-	-	-	-	-
Total covered nonperforming loans	72,825	117,916	−	−	−
Other real estate	94,891	47,430	-	-	-
Total covered nonperforming assets	$167,716	165,346	−	−	−

Total nonperforming assets	$284,800	257,628	35,427	10,855	8,401

Asset Quality Ratios – All Assets
Nonperforming loans to total loans	6.88%	7.59%	1.38%	0.41%	0.39%
Nonperforming assets to total loans and other real estate	11.08%	9.51%	1.60%	0.57%	0.48%
Nonperforming assets to total assets	8.69%	7.27%	1.29%	0.47%	0.39%

Asset Quality Ratios – Based on Non-covered Assets only
Non-covered nonperforming loans to non-covered loans	4.61%	3.91%	1.38%	0.41%	0.39%
Non-covered nonperforming assets to non-covered loans and non-covered other real estate	5.56%	4.31%	1.60%	0.57%	0.48%
Non-covered nonperforming assets to total non-covered assets	4.16%	3.10%	1.29%	0.47%	0.39%

(1) Covered nonperforming assets consist of assets that are included in loss-share agreements with the FDIC.
(2) At December 31, 2010 and 2009, the contractual balance of the nonaccrual loans covered by the FDIC loss share agreement was $86.2 million and $192.1 million, respectively.

Table 12a  Nonperforming Assets by Geographical Region

	As of December 31, 2010
($ in thousands)	Covered	Non-covered	Total	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$72,110	26,340	98,450	$627,000	15.7%
Triangle Region (NC)	–	25,945	25,945	766,000	3.4%
Triad Region (NC)	–	17,500	17,500	400,000	4.4%
Charlotte Region (NC)	–	5,845	5,845	103,000	5.7%
Southern Piedmont Region (NC)	–	1,290	1,290	217,000	0.6%
South Carolina Region	715	12,037	12,752	155,000	8.2%
Virginia Region	–	5,588	5,588	175,000	3.2%
Other	–	1,458	1,458	11,000	13.3%
Total nonaccrual loans and troubled debt restructurings	$72,825	96,003	168,828	$2,454,000	6.9%

Other Real Estate (1)
Eastern Region (NC)	$94,836	4,612	99,448
Triangle Region (NC)	–	6,080	6,080
Triad Region (NC)	–	5,488	5,488
Charlotte Region (NC)	–	2,268	2,268
Southern Piedmont Region (NC)	–	965	965
South Carolina Region	55	1,668	1,723
Virginia Region	–	–	–
Other	–	–	–
Total other real estate	$94,891	21,081	115,972

(1)  See the counties that comprise each region in Note 12 to the consolidated financial statements.

Table 13  Allocation of the Allowance for Loan Losses

	As of December 31,
($ in thousands)	2010	2009	2008	2007	2006

Commercial, financial, and agricultural	$5,154	4,995	4,913	3,516	3,548
Real estate – construction	20,065	9,286	1,977	1,827	1,182
Real estate – mortgage	22,077	20,845	19,543	13,477	12,186
Installment loans to individuals	1,960	1,606	2,815	2,486	2,026
Total allocated	49,256	36,732	29,248	21,306	18,942
Unallocated	174	611	8	18	5
Total	$49,430	37,343	29,256	21,324	18,947

Table 13a  Allocation of the Allowance for Loan Losses – Covered versus Non-covered

	As of December 31, 2010
($ in thousands)	Covered	Non-covered	Total

Commercial, financial, and agricultural	$423	4,731	5,154
Real estate – construction	7,545	12,520	20,065
Real estate – mortgage	3,187	18,890	22,077
Installment loans to individuals	−	1,960	1,960
Total allocated	11,155	38,101	49,256
Unallocated	−	174	174
Total	$11,155	38,275	49,430

Table 14  Loan Loss and Recovery Experience

As of December 31,
($ in thousands)	2010	2009	2008	2007	2006

Loans outstanding at end of year	$2,454,132	2,652,865	2,211,315	1,894,295	1,740,396
Average amount of loans outstanding	$2,554,401	2,475,045	2,117,028	1,808,219	1,623,188

Allowance for loan losses, at beginning of year	$37,343	29,256	21,324	18,947	15,716
Provision for loan losses	54,562	20,186	9,880	5,217	4,923
Additions related to loans assumed in corporate acquisitions	—	—	3,158	—	52
91,905	49,442	34,362	24,164	20,691
Loans charged off:
Commercial, financial, and agricultural	(4,481)	(2,143)	(992)	(982)	(486)
Real estate – construction, land development & other land loans	(22,665)	(1,716)	(309)	(180)	(104)
Real estate – mortgage – residential (1-4 family) first mortgages	(6,032)	(4,617)	(1,333)	(305)	(382)
Real estate – mortgage – home equity loans / lines of credit	(4,973)	(1,824)	(613)	–	(24)
Real estate – mortgage – commercial and other	(2,916)	(516)	(677)	(497)	–
Installment loans to individuals	(2,499)	(1,973)	(1,714)	(1,213)	(1,021)
Total charge-offs	(43,566)	(12,789)	(5,638)	(3,177)	(2,017)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	61	18	31	49	36
Real estate – construction, land development & other land loans	113	9	–	–	–
Real estate – mortgage – residential (1-4 family) first mortgages	357	184	86	–	44
Real estate – mortgage – home equity loans / lines of credit	131	66	42	43	13
Real estate – mortgage – commercial and other	33	129	136	23	4
Installment loans to individuals	396	284	237	222	176
Total recoveries	1,091	690	532	337	273
Net charge-offs	(42,475)	(12,099)	(5,106)	(2,840)	(1,744)
Allowance for loan losses, at end of year	$49,430	37,343	29,256	21,324	18,947

Ratios:
Net charge-offs as a percent of average loans	1.66%	0.49%	0.24%	0.16%	0.11%
Allowance for loan losses as a percent of loans at end of year	2.01%	1.41%	1.32%	1.13%	1.09%
Allowance for loan losses as a multiple of net charge-offs	1.16	x	3.09	x	5.73	x	7.51	x	10.86	x
Provision for loan losses as a percent of net charge-offs	128.46%	166.84%	193.50%	183.70%	282.28%
Recoveries of loans previously charged-off as a percent of loans charged-off	2.50%	5.40%	9.44%	10.61%	13.53%

Table 14a -  Loan Loss and Recovery Experience – Covered versus Non-covered

As of December 31, 2010
($ in thousands)	Covered	Non-covered	Total

Loans outstanding at end of year	$371,128	2,083,004	2,454,132
Average amount of loans outstanding	$449,724	2,104,677	2,554,401

Allowance for loan losses, at beginning of year	$	−	37,343	37,343
Provision for loan losses	20,916	33,646	54,562
20,916	70,989	91,905
Loans charged off:
Commercial, financial, and agricultural	−	(4,481)	(4,481)
Real estate – construction, land development & other land loans	(7,208)	(15,457)	(22,665)
Real estate – mortgage – residential (1-4 family) first mortgages	(1,482)	(4,550)	(6,032)
Real estate – mortgage – home equity loans / lines of credit	(332)	(4,641)	(4,973)
Real estate – mortgage – commercial and other	(739)	(2,177)	(2,916)
Installment loans to individuals	−	(2,499)	(2,499)
Total charge-offs	(9,761)	(33,805)	(43,566)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	−	61	61
Real estate – construction, land development & other land loans	−	113	113
Real estate – mortgage – residential (1-4 family) first mortgages	−	357	357
Real estate – mortgage – home equity loans / lines of credit	−	131	131
Real estate – mortgage – commercial and other	−	33	33
Installment loans to individuals	−	396	396
Total recoveries	−	1,091	1,091
Net charge-offs	(9,761)	(32,714)	(42,475)
Allowance for loan losses, at end of year	$11,155	38,275	49,430

Ratios:
Net charge-offs as a percent of average loans	2.17%	1.55%	1.66%
Allowance for loan losses as a percent of loans at end of year	3.01%	1.84%	2.01%
Allowance for loan losses as a multiple of net charge-offs	1.14	x	1.17	x	1.16	x
Provision for loan losses as a percent of net charge-offs	214.28%	102.85%	128.46%
Recoveries of loans previously charged-off as a percent of loans charged-off	0%	3.23%	2.50%

Note: There were no covered loan charge-offs or recoveries prior to 2010.

Table 15  Average Deposits

	Year Ended December 31,
	2010		2009		2008
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

NOW accounts	$349,501	0.24%	$244,863	0.29%	$197,459	0.19%
Money market accounts	508,250	0.84%	429,068	1.52%	309,917	2.36%
Savings accounts	156,483	0.81%	137,142	1.08%	124,460	1.65%
Time deposits >$100,000	786,257	1.57%	745,159	2.54%	532,566	4.00%
Other time deposits	717,416	1.56%	736,358	2.43%	586,235	3.79%
Total interest-bearing deposits	2,517,907	1.19%	2,292,590	1.99%	1,750,637	3.04%
Noninterest-bearing deposits	289,254	-	257,119	-	234,695	-
Total deposits	$2,807,161	1.07%	$2,549,709	1.79%	$1,985,332	2.68%

Table 16  Maturities of Time Deposits of $100,000 or More

	As of December 31, 2010
($ in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total

Time deposits of $100,000 or more	$214,854	197,899	234,097	116,140	762,990

Table 17   Interest Rate Sensitivity Analysis

	Repricing schedule for interest-earning assets and interest-bearing liabilities held as of December 31, 2010
($ in thousands)	3 Months or Less	Over 3 to 12 Months	Total Within 12 Months	Over 12 Months	Total

Earning assets:
Loans (1)	$1,035,720	225,809	1,261,529	1,192,603	2,454,132
Securities available for sale	32,874	25,338	58,212	122,970	181,182
Securities held to maturity	230	690	920	53,098	54,018
Short-term investments	159,143	─	159,143	─	159,143
Total earning assets	$1,227,967	251,837	1,479,804	1,368,671	2,848,475

Percent of total earning assets	43.11%	8.84%	51.95%	48.05%	100.00%
Cumulative percent of total earning assets	43.11%	51.95%	51.95%	100.00%	100.00%

Interest-bearing liabilities:
NOW deposits	$292,623	─	292,623	─	292,623
Money market deposits	500,360	─	500,360	─	500,360
Savings deposits	153,325	─	153,325	─	153,325
Time deposits of $100,000 or more	214,854	431,996	646,850	116,140	762,990
Other time deposits	189,871	406,549	596,420	54,036	650,456
Securities sold under agreements to repurchase	54,460	─	54,460	─	54,460
Borrowings	157,394	1,800	159,194	37,676	196,870
Total interest-bearing liabilities	$1,562,887	840,345	2,403,232	207,852	2,611,084

Percent of total interest-bearing liabilities	59.86%	32.18%	92.04%	7.96%	100.00%
Cumulative percent of total interest-bearing liabilities	59.86%	92.04%	92.04%	100.00%	100.00%

Interest sensitivity gap	$(334,920)	(588,508)	(923,428)	1,160,819	237,391
Cumulative interest sensitivity gap	(334,920)	(923,428)	(923,428)	237,391	237,391
Cumulative interest sensitivity gap as a percent of total earning assets	(11.56%)	(32.42%)	(32.42%)	8.33%	8.33%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	78.57%	61.58%	61.58%	109.09%	109.09%

(1)  The three months or less category for loans includes $793,101 in adjustable rate loans that have reached their contractual rate floors.

Table 18  Contractual Obligations and Other Commercial Commitments

	Payments Due by Period ($ in thousands)
Contractual Obligations As of December 31, 2010	Total	On Demand or Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Securities sold under agreements to repurchase	$54,460	54,460	─	─	─
Borrowings	196,870	112,800	37,676	─	46,394
Operating leases	4,784	670	1,155	932	2,027
Total contractual cash obligations, excluding deposits	256,114	167,930	38,831	932	48,421

Deposits	2,652,513	2,482,242	137,640	32,126	505
Total contractual cash obligations, including deposits	$2,908,627	2,650,172	176,471	33,058	48,926

	Amount of Commitment Expiration Per Period ($ in thousands)
Other Commercial Commitments As of December 31, 2010	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Credit cards	$27,469	13,734	13,735	─	─
Lines of credit and loan commitments	273,442	98,203	10,732	9,590	154,917
Standby letters of credit	7,537	6,633	733	171	─
Total commercial commitments	$308,448	118,570	25,200	9,761	154,917

Table 19  Market Risk Sensitive Instruments

	Expected Maturities of Market Sensitive Instruments Held at December 31, 2010 Occurring in Indicated Year
($ in thousands)	2011	2012	2013	2014	2015	Beyond	Total	Average Interest Rate	Estimated Fair Value

Due from banks, interest-bearing	$154,320	-	-	-	-	-	154,320	0.22%	$154,320
Federal funds sold	861	-	-	-	-	-	861	0.22%	861
Presold mortgages in process of settlement	3,962	-	-	-	-	-	3,962	5.00%	3,962
Debt Securities- at amortized cost (1) (2)	39,351	37,663	27,182	26,552	18,168	68,948	217,864	3.96%	219,375
Loans – fixed (3) (4)	269,608	234,238	310,874	99,180	87,166	251,886	1,252,952	6.42%	1,263,847
Loans – adjustable (3) (4)	360,029	68,497	107,497	42,976	82,497	418,892	1,080,388	4.96%	1,044,873
Total	$828,131	340,398	445,553	168,708	187,831	739,726	2,710,347	5.29%	$2,687,238

NOW deposits	$292,623	-	-	-	-	-	292,623	0.17%	$292,623
Money market deposits	500,360	-	-	-	-	-	500,360	0.62%	500,360
Savings deposits	153,325	-	-	-	-	-	153,325	0.75%	153,325
Time deposits	1,243,175	84,078	53,562	17,652	14,474	505	1,413,446	1.35%	1,418,047
Securities sold under agreements to repurchase	54,460	-	-	-	-	-	54,460	0.36%	54,460
Borrowings – fixed (2)	1,800	30,000	7,500	-	-	-	39,300	1.78%	39,793
Borrowings – adjustable	111,000	–	–	–	–	46,570	157,570	1.13%	128,715
Total	$2,356,743	114,078	61,062	17,652	14,474	47,075	2,611,084	0.94%	$2,587,323

(1)	Tax-exempt securities are reflected at a tax-equivalent basis using a 39% tax rate.
(2)
Securities and borrowings with call dates within 12 months of December 31, 2010 that have above market interest rates are assumed to mature at their call date for purposes of this table.  Mortgage securities are assumed to mature in the period of their expected repayment based on estimated prepayment speeds.

(3)	Excludes nonaccrual loans.
(4)	Loans are shown in the period of their contractual maturity, except for home equity lines of credit loans which are assumed to repay on a straight-line basis over five years.

Table 20  Return on Assets and Common Equity

	For the Year Ended December 31,
	2010	2009	2008

Return on assets	0.18%	1.82%	0.89%
Return on common equity	2.05%	22.55%	10.44%
Dividend payout ratio	91.43%	9.47%	55.07%
Average shareholders’ equity to average assets	10.55%	10.11%	8.49%

Table 21  Risk-Based and Leverage Capital Ratios

	As of December 31,
($ in thousands)	2010	2009	2008

Risk-Based and Leverage Capital
Tier I capital:
Shareholders’ equity	$344,603	342,383	219,868
Trust preferred securities eligible for Tier I capital treatment	45,000	45,000	45,000
Intangible assets	(70,358)	(70,948)	(67,780)
Accumulated other comprehensive income adjustments	5,085	4,427	8,156
Total Tier I leverage capital	324,330	320,862	205,244

Tier II capital:
Allowable allowance for loan losses	26,767	28,996	27,285
Tier II capital additions	26,767	28,996	27,285
Total risk-based capital	$351,097	349,858	232,529

Total risk weighted assets	$2,118,661	2,311,297	2,182,831

Adjusted fourth quarter average assets	3,225,655	3,449,684	2,534,425

Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	15.31%	13.88%	9.40%
Minimum required Tier I capital	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	16.57%	15.14%	10.65%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted fourth quarter average assets	10.28%	9.30%	8.10%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

Table 22  Quarterly Financial Summary (Unaudited)

	2010				2009
($ in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income Statement Data
Interest income, taxable equivalent	$40,785	39,140	40,049	40,604	42,661	43,695	35,767	34,686
Interest expense	6,854	7,739	8,182	9,132	11,381	12,964	12,137	12,413
Net interest income, taxable equivalent	33,931	31,401	31,867	31,472	31,280	30,731	23,630	22,273
Taxable equivalent, adjustment	361	330	331	295	247	221	187	163
Net interest income	33,570	31,071	31,536	31,177	31,033	30,510	23,443	22,110
Provision for loan losses	30,545	8,391	8,003	7,623	6,575	5,200	3,926	4,485
Net interest income after provision for losses	3,025	22,680	23,533	23,554	24,458	25,310	19,517	17,625
Noninterest income	14,918	3,957	4,537	5,694	6,255	5,741	72,776	4,746
Noninterest expense	22,008	20,711	21,957	22,280	22,458	20,953	19,203	15,937
Income (loss) before income taxes	(4,065)	5,926	6,113	6,968	8,255	10,098	73,090	6,434
Income taxes (benefit)	(1,820)	2,078	2,172	2,530	2,987	3,716	28,562	2,353
Net income (loss)	(2,245)	3,848	3,941	4,438	5,268	6,382	44,528	4,081
Preferred stock dividends and accretion	(1,027)	(1,027)	(1,026)	(1,027)	(1,014)	(995)	(1,022)	(941)
Net income (loss) available to common shareholders	(3,272)	2,821	2,915	3,411	4,254	5,387	43,506	3,140

Per Common Share Data
Earnings (loss) per common share - basic	$(0.19)	0.17	0.17	0.20	0.25	0.32	2.62	0.19
Earnings (loss) per common share - diluted	(0.19)	0.17	0.17	0.20	0.25	0.32	2.61	0.19
Cash dividends declared	0.08	0.08	0.08	0.08	0.08	0.08	0.08	0.08
Market Price
High	15.83	16.90	16.80	16.00	18.33	19.00	15.99	18.16
Low	12.73	12.00	13.27	12.97	11.94	15.21	10.81	6.87
Close	15.31	13.62	14.49	13.52	13.97	18.05	15.68	11.97
Stated book value - common	16.64	17.04	16.92	16.76	16.59	16.28	15.92	13.53
Tangible book value - common	12.45	12.83	12.70	12.52	12.35	12.01	11.63	9.46

Selected Average Balances
Assets	$3,225,655	3,272,161	3,316,971	3,440,537	3,520,632	3,525,812	2,725,214	2,616,890
Loans	2,484,684	2,529,356	2,575,926	2,627,638	2,685,090	2,763,178	2,249,130	2,202,782
Earning assets	2,811,988	2,894,660	2,939,478	3,065,134	3,162,966	3,180,200	2,537,023	2,452,479
Deposits	2,722,162	2,777,358	2,818,581	2,910,543	2,913,738	2,923,300	2,255,374	2,106,424
Interest-bearing liabilities	2,543,070	2,613,762	2,664,399	2,799,549	2,859,989	2,886,799	2,136,201	2,080,757
Shareholders’ equity	354,715	353,061	349,330	346,526	339,321	336,963	293,893	282,515

Ratios (annualized where applicable)
Return on average assets	(0.40%)	0.34%	0.35%	0.40%	0.48%	0.61%	6.40%	0.49%
Return on average common equity	(4.48%)	3.89%	4.11%	4.91%	6.15%	7.86%	76.25%	5.60%
Equity to assets at end of period	10.51%	10.44%	10.51%	10.19%	9.66%	9.54%	9.14%	10.61%
Tangible equity to tangible assets at end of period	8.54%	8.52%	8.56%	8.27%	7.81%	7.68%	7.48%	8.30%
Tangible common equity to tangible assets at end of period	6.52%	6.55%	6.56%	6.31%	5.94%	5.80%	5.60%	5.82%
Average loans to average deposits	91.28%	91.07%	91.39%	90.28%	92.15%	94.52%	99.72%	104.57%
Average earning assets to interest-bearing liabilities	110.57%	110.75%	110.32%	109.49%	110.59%	109.20%	118.76%	117.86%
Net interest margin	4.79%	4.30%	4.35%	4.16%	3.92%	3.83%	3.74%	3.68%
Allowance for loan losses to gross loans	2.01%	1.79%	1.65%	1.52%	1.41%	1.28%	1.21%	1.46%
Nonperforming loans as a percent of total loans	6.88%	7.17%	7.86%	7.94%	7.59%	6.68%	4.58%	1.80%
Nonperforming loans as a percent of total loans – non-covered	4.61%	4.81%	4.46%	4.28%	3.91%	2.70%	2.17%	1.80%
Nonperforming assets as a percent of total assets	8.69%	8.90%	8.90%	8.43%	7.27%	5.63%	4.09%	1.66%
Nonperforming assets as a percent of total assets – non-covered	4.16%	4.16%	3.89%	3.58%	3.10%	2.21%	1.81%	1.66%
Net charge-offs as a percent of average total loans	4.17%	0.88%	0.85%	0.81%	0.54%	0.57%	0.47%	0.34%
Net charge-offs as a percent of average total loans – non-covered	3.10%	1.06%	1.04%	1.01%	0.69%	0.72%	0.49%	0.34%

Item 8.  Financial Statements and Supplementary Data

First Bancorp and Subsidiaries
Consolidated Balance Sheets
December 31, 2010 and 2009

($ in thousands)	2010	2009
Assets
Cash and due from banks, noninterest-bearing	$56,821	60,071
Due from banks, interest-bearing	154,320	283,175
Federal funds sold	861	7,626
Total cash and cash equivalents	212,002	350,872

Securities available for sale	181,182	179,755
Securities held to maturity (fair values of $53,312 in 2010 and $34,947 in 2009)	54,018	34,413

Presold mortgages in process of settlement	3,962	3,967

Loans – non-covered	2,083,004	2,132,843
Loans – covered by FDIC loss share agreement	371,128	520,022
Total loans	2,454,132	2,652,865
Allowance for loan losses – non-covered	(38,275)	(37,343)
Allowance for loan losses – covered	(11,155)	─
Total allowance for loan losses	(49,430)	(37,343)
Net loans	2,404,702	2,615,522

Premises and equipment	67,741	54,159
Accrued interest receivable	13,579	14,783
FDIC indemnification asset	123,719	143,221
Goodwill	65,835	65,835
Other intangible assets	4,523	5,113
Other real estate owned – non-covered	21,081	8,793
Other real estate owned – covered	94,891	47,430
Other assets	31,697	21,493
Total assets	$3,278,932	3,545,356

Liabilities
Deposits: Demand – noninterest-bearing	$292,759	272,422
NOW accounts	292,623	362,366
Money market accounts	500,360	496,940
Savings accounts	153,325	149,338
Time deposits of $100,000 or more	762,990	816,540
Other time deposits	650,456	835,502
Total deposits	2,652,513	2,933,108
Securities sold under agreements to repurchase	54,460	64,058
Borrowings	196,870	176,811
Accrued interest payable	2,082	3,054
Other liabilities	28,404	25,942
Total liabilities	2,934,329	3,202,973

Commitments and contingencies (see Note 12)

Shareholders’ Equity
Preferred stock, no par value per share. Authorized: 5,000,000 shares. Issued & outstanding: 65,000 in 2010 and 2009	65,000	65,000
Discount on preferred stock	(2,932)	(3,789)
Common stock, no par value per share. Authorized: 40,000,000 shares. Issued & outstanding: 16,801,426 shares in 2010 and 16,722,423 shares in 2009	99,615	98,099
Common stock warrants	4,592	4,592
Retained earnings	183,413	182,908
Accumulated other comprehensive income (loss)	(5,085)	(4,427)
Total shareholders’ equity	344,603	342,383
Total liabilities and shareholders’ equity	$3,278,932	3,545,356

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2010, 2009 and 2008

($ in thousands, except per share data)	2010	2009	2008
Interest Income
Interest and fees on loans	$151,292	148,007	138,878
Interest on investment securities:
Taxable interest income	5,750	6,580	7,333
Tax-exempt interest income	1,633	859	640
Other, principally overnight investments	586	545	1,011
Total interest income	159,261	155,991	147,862

Interest Expense
Savings, NOW and money market	6,363	8,744	9,736
Time deposits of $100,000 or more	12,374	18,908	21,308
Other time deposits	11,193	17,866	22,197
Securities sold under agreements to repurchase	298	736	903
Borrowings	1,679	2,641	7,159
Total interest expense	31,907	48,895	61,303

Net interest income	127,354	107,096	86,559
Provision for loan losses – non-covered	33,646	20,186	9,880
Provision for loan losses – covered	20,916	─	─
Total provision for loan losses	54,562	20,186	9,880
Net interest income after provision for loan losses	72,792	86,910	76,679

Noninterest Income
Service charges on deposit accounts	13,422	13,854	13,535
Other service charges, commissions and fees	5,420	4,987	4,559
Fees from presold mortgage loans	1,813	1,505	869
Commissions from sales of insurance and financial products	1,476	1,524	1,552
Gain from acquisition	─	67,894	─
Foreclosed property losses and write-downs – covered	(34,527)	─	─
Foreclosed property losses and write-downs – non-covered	(984)	─	─
FDIC indemnification asset income, net	41,808	─	─
Securities gains (losses)	26	(104)	(14)
Other gains (losses)	652	(142)	156
Total noninterest income	29,106	89,518	20,657

Noninterest Expenses
Salaries	35,076	30,745	28,127
Employee benefits	10,214	10,843	7,319
Total personnel expense	45,290	41,588	35,446
Occupancy expense	6,799	6,071	4,175
Equipment related expenses	4,327	4,334	4,105
Intangibles amortization	874	630	416
Acquisition expenses	─	1,343	─
Other operating expenses	29,666	24,585	18,069
Total noninterest expenses	86,956	78,551	62,211

Income before income taxes	14,942	97,877	35,125
Income taxes	4,960	37,618	13,120

Net income	9,982	60,259	22,005

Preferred stock dividends and accretion	(4,107)	(3,972)	─

Net income available to common shareholders	$5,875	56,287	22,005

Earnings per common share:
Basic	$0.35	3.38	1.38
Diluted	0.35	3.37	1.37

Dividends declared per common share	$0.32	0.32	0.76

Weighted average common shares outstanding:
Basic	16,764,879	16,648,822	15,980,533
Diluted	16,793,650	16,686,880	16,027,144

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2010, 2009 and 2008

($ in thousands)	2010	2009	2008

Net income	$9,982	60,259	22,005
Other comprehensive income (loss):
Unrealized gains/losses on securities available for sale:
Unrealized holding gains arising during the period, pretax	672	1,455	173
Tax expense	(261)	(567)	(67)
Reclassification to realized (gains) losses	(26)	104	14
Tax expense (benefit)	10	(41)	(5)
Postretirement Plans:
Net gain (loss) arising during period	(2,307)	3,623	(6,795)
Tax (expense) benefit	911	(1,397)	2,650
Amortization of unrecognized net actuarial loss	531	869	308
Tax expense	(210)	(339)	(120)
Amortization of prior service cost and transition obligation	35	36	34
Tax expense	(13)	(14)	(14)
Other comprehensive income (loss)	(658)	3,729	(3,822)
Comprehensive income	$9,324	63,988	18,183

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2010, 2009 and 2008

	Preferred	Preferred Stock	Common Stock		Common Stock	Retained	Accumulated Other Comprehensive	Total Share- holders’
($ in thousands, except share data)	Stock	Discount	Shares	Amount	Warrants	Earnings	Income (Loss)	Equity

Balances, January 1, 2008	$—	—	14,378	$56,302	—	122,102	(4,334)	174,070

Net income						22,005		22,005
Cash dividends declared ($0.76 per share)						(12,155)		(12,155)
Common stock issued under stock option plans			57	705				705
Common stock issued into dividend reinvestment plan			80	1,252				1,252
Common stock issued in acquisition			2,059	37,605				37,605
Tax benefit realized from exercise of nonqualified stock options			—	65				65
Stock-based compensation			—	143				143
Other comprehensive (loss)							(3,822)	(3,822)

Balances, December 31, 2008	—	—	16,574	96,072	—	131,952	(8,156)	219,868

Net income						60,259		60,259
Preferred stock issued	65,000	(4,592)						60,408
Common stock warrants issued					4,592			4,592
Common stock issued under stock option plans			42	393				393
Common stock issued into dividend reinvestment plan			77	1,112				1,112
Cash dividends declared ($0.32 per share)						(5,331)		(5,331)
Preferred dividends accrued						(3,169)		(3,169)
Accretion of preferred stock discount		803				(803)		––
Tax benefit realized from exercise of nonqualified stock options			—	73				73
Stock-based compensation			29	449				449
Other comprehensive income							3,729	3,729

Balances, December 31, 2009	65,000	(3,789)	16,722	98,099	4,592	182,908	(4,427)	342,383

Net income						9,982		9,982
Common stock issued under stock option plans			17	171				171
Common stock issued into dividend reinvestment plan			46	669				669
Cash dividends declared ($0.32 per share)						(5,370)		(5,370)
Preferred dividends accrued						(3,250)		(3,250)
Accretion of preferred stock discount		857				(857)		––
Tax benefit realized from exercise of nonqualified stock options			—	36				36
Stock-based compensation			16	640				640
Other comprehensive (loss)							(658)	(658)

Balances, December 31, 2010	$65,000	(2,932)	16,801	$99,615	4,592	183,413	(5,085)	344,603

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008

($ in thousands)	2010	2009	2008
Cash Flows From Operating Activities
Net income	$9,982	60,259	22,005
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	54,562	20,186	9,880
Net security premium amortization (discount accretion)	1,491	1,279	(70)
Net purchase accounting adjustments	(9,963)	(5,648)	(1,099)
Gain from acquisition	—	(67,894)	—
Foreclosed property losses and write-downs	35,511	—	—
FDIC indemnification asset income recorded, not yet received	(27,219)	—	—
Loss (gain) on securities available for sale	(26)	104	14
Other losses (gains)	(652)	142	(156)
Increase in net deferred loan costs	(599)	(139)	(89)
Depreciation of premises and equipment	3,993	3,624	3,459
Stock-based compensation expense	640	449	143
Amortization of intangible assets	874	630	416
Originations of presold mortgages in process of settlement	(88,665)	(93,893)	(56,088)
Proceeds from sales of presold mortgages in process of settlement	88,670	93,598	57,333
Decrease in accrued interest receivable	1,204	1,096	1,289
Decrease (increase) in other assets	(5,319)	2,306	109
Decrease in accrued interest payable	(972)	(3,706)	(1,236)
Increase (decrease) in other liabilities	597	2,640	(1,617)
Net cash provided by operating activities	64,109	15,033	34,293

Cash Flows From Investing Activities
Purchases of securities available for sale	(99,310)	(102,899)	(159,602)
Purchases of securities held to maturity	(22,431)	(20,300)	(1,318)
Proceeds from sales of securities available for sale	—	44	503
Proceeds from maturities/issuer calls of securities available for sale	97,202	134,736	138,306
Proceeds from maturities/issuer calls of securities held to maturity	2,687	1,799	2,291
Net decrease (increase) in loans	40,306	105,007	(142,365)
Proceeds from FDIC loss share agreements	46,721	41,891	—
Proceeds from sales of foreclosed real estate	24,875	4,094	2,991
Purchases of premises and equipment	(17,543)	(5,299)	(5,376)
Net cash received (paid) in acquisition	(171)	91,696	2,461
Net cash provided (used) by investing activities	72,336	250,769	(162,109)

Cash Flows From Financing Activities
Net increase (decrease) in deposits and repurchase agreements	(287,982)	153,085	111,148
Proceeds from (repayments of) borrowings, net	20,400	(349,465)	84,564
Cash dividends paid – common stock	(5,359)	(7,145)	(11,738)
Cash dividends paid – preferred stock	(3,250)	(2,763)	—
Proceeds from issuance of preferred stock and common stock warrants	—	65,000	—
Proceeds from issuance of common stock	840	1,505	1,957
Tax benefit from exercise of nonqualified stock options	36	73	65
Net cash provided (used) by financing activities	(275,315)	(139,710)	185,996

Increase (decrease) in Cash and Cash Equivalents	(138,870)	126,092	58,180
Cash and Cash Equivalents, Beginning of Year	350,872	224,780	166,600

Cash and Cash Equivalents, End of Year	$212,002	350,872	224,780

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$32,879	52,601	62,539
Income taxes	16,309	16,474	15,316
Non-cash investing and financing transactions:
Foreclosed loans transferred to other real estate	123,962	43,860	4,802
Unrealized gain on securities available for sale, net of taxes	395	951	115
Common stock issued in acquisition	─	─	37,605

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

Note 1.  Summary of Significant Accounting Policies

(a) Basis of Presentation - The consolidated financial statements include the accounts of First Bancorp (the Company) and its wholly owned subsidiary - First Bank (the Bank).  The Bank has two wholly owned subsidiaries - First Bank Insurance Services, Inc. (First Bank Insurance) and First Troy, SPE LLC.  All significant intercompany accounts and transactions have been eliminated.  Subsequent events have been evaluated through the date of filing this Form 10-K.

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

The Company does not hold any interest-only strips, loans, other receivables, or retained interests in securitizations that can be contractually prepaid or otherwise settled in a way that it would not recover substantially all of its recorded investment.

Purchased loans acquired in a business combination, which include loans that were purchased in the 2009 Cooperative Bank acquisition, are recorded at estimated fair value on their purchase date.  The purchaser cannot carry over any related allowance for loan losses.

The Company follows specific accounting guidance related to purchased impaired loans when purchased loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments.  Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccrual status.  The accounting guidance permits the use of the cost recovery method of income recognition for those purchased impaired loans for which the timing and amount of cash flows expected to be collected cannot be reasonably estimated.  Under the cost recovery method of income recognition, all cash receipts are initially applied to principal, with interest income being recorded only after the carrying value of the loan has been reduced to zero.  Substantially all of the Company’s purchased impaired loans to date have had uncertain cash flows and thus are accounted for under the cost recovery method of income recognition.

For nonimpaired purchased loans, the Company accretes the fair value discount over the life of the loan in a manner consistent with the guidance for accounting for loan origination fees and costs.

A loan is placed on nonaccrual status when, in management’s judgment, the collection of interest appears doubtful.  The accrual of interest is discontinued on all loans that become 90 days or more past due with respect to principal or interest.  The past due status of loans is based on the contractual payment terms.  While a loan is on nonaccrual status, the Company’s policy is that all cash receipts are applied to principal.  Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off.  Further cash receipts are recorded as interest income to the extent that any interest has been foregone.  Loans are removed from nonaccrual status when they become current as to both principal and interest and when concern no longer exists as to the collectibility of principal or interest.  In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms.  The nonaccrual policy discussed above applies to all loan classifications.

A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are measured using either 1) an estimate of the cash flows that the Company expects to receive from the borrower discounted at the loan’s effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral.  While a loan is considered to be impaired, the Company’s policy is that interest accrual is discontinued and all cash receipts are applied to principal.  Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off.  Further cash receipts are recorded as interest income to the extent that any interest has been foregone.  The impairment policy discussed above applies to all loan classifications.

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

Periodically, the Company originates commercial loans that are intended for resale.  The Company carries these loans at the lower of cost or fair value at each reporting date.  There were no such loans held for sale as of December 31, 2010 or 2009.

(g) Allowance for Loan Losses - The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged-off against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.  The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb losses inherent in the portfolio.  Management’s determination of the adequacy of the allowance is based on several factors, including:

1.	Risk grades assigned to the loans in the portfolio,
2.	Specific reserves for larger loans with concerns regarding repayment ability,
3.
Current economic conditions, including the local, state, and national economic outlook; interest rate risk; trends in loan volume, mix and size of loans; seasoning of the loan portfolio; levels and trends of delinquencies,

4.	Historical loan loss experience with the more recent periods carrying a higher weight, and
5.	An assessment of the risk characteristics of the Company’s loan portfolio, including industry concentrations, payment structures, and credit administration practices.

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

(i) FDIC Indemnification Asset – The FDIC indemnification asset relates to the loss share agreements with the FDIC, whereby the FDIC has agreed to reimburse to the Company a percentage of the losses related to loans and other real estate that the Company assumed in the acquisition of a failed bank.  This indemnification asset is measured separately from the loan portfolio and other real estate because it is not contractually embedded in the loans and is not transferable with the loans should the Company choose to dispose of them.  The carrying value of this receivable at each period end is the sum of:  1) actual claims that have been submitted to the FDIC for reimbursement that have not yet been received and 2) the Company’s estimated amount of loan and other real estate losses covered by the agreements multiplied by the FDIC reimbursement percentage.  At December 31, 2010 and 2009, the amount of actual claims that had been submitted to the FDIC for reimbursement but had not yet been received was $30.2 million and $20.6 million, respectively.

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

At December 31, 2010 and 2009, the Company’s investments in limited partnerships, LLCs and other privately held companies totaled $2.3 million and $2.0 million, respectively, and were included in other assets.

(m) Stock Option Plan - At December 31, 2010, the Company had four equity-based employee compensation plans, which are described more fully in Note 14.  The Company accounts for these plans under the recognition and measurement principles of relevant accounting guidance.

(n) Per Share Amounts - Basic Earnings Per Common Share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted Earnings Per Common Share is computed by assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period.  Currently, the Company’s potential dilutive common stock issuances relate to grants under the Company’s equity-based plans, including 1) stock options, 2) performance units, 3) restricted stock grants, and 4) stock warrants issued to the Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Plan.  In computing Diluted Earnings Per Common Share, it is assumed that all dilutive stock options and warrants are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period.  The difference between the number of shares assumed to be exercised and the number of shares bought back is included in the calculation of dilutive securities.  Performance units vest if certain financial goals and service conditions are met. Once vested, one performance unit is equal to one share of common stock.  Performance units are included in the calculation of dilutive securities if the financial goals for a measurement period have been met, even if service requirements have not been met.  Restricted stock grants issued by the Company vest solely on service conditions, and thus these shares are included in the calculation of dilutive securities.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Years Ended December 31,
	2010			2009			2008
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$5,875	16,764,879	$0.35	$56,287	16,648,822	$3.38	$22,005	15,980,533	$1.38

Effect of dilutive securities	-	28,771		-	38,058		-	46,611

Diluted EPS per common share	$5,875	16,793,650	$0.35	$56,287	16,686,880	$3.37	$22,005	16,027,144	$1.37

For the years ended December 31, 2010, 2009, and 2008, there were 604,752 options, 704,018 options and 297,230 options, respectively, that were anti-dilutive because the exercise price exceeded the average market price for the year, and thus are not included in the calculation to determine the effect of dilutive securities.  In addition, the warrant for 616,308 shares issued to the Treasury (see Note 18) was anti-dilutive for the years ended December 31, 2010 and 2009.

(o) Fair Value of Financial Instruments - Relevant accounting guidance requires that the Company disclose estimated fair values for its financial instruments.  Fair value methods and assumptions are set forth below for the Company’s financial instruments.

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

FDIC Indemnification Asset – Fair value is equal to the FDIC reimbursement rate of the expected losses to be incurred and reimbursed by the FDIC and then discounted over the estimated period of receipt.

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

Commitments to Extend Credit and Standby Letters of Credit - At December 31, 2010 and 2009, the Company’s off-balance sheet financial instruments had no carrying value.  The large majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short terms to maturity.  Therefore, the fair value for these financial instruments is considered to be immaterial.

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

(p) Impairment - Goodwill is evaluated for impairment on at least an annual basis by comparing the fair value of its reporting units to their related carrying value.  If the carrying value of a reporting unit exceeds its fair value, the Company determines whether the implied fair value of the goodwill, using various valuation techniques, exceeds the carrying value of the goodwill.  If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recorded in an amount equal to that excess.

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

	December 31, 2010	December 31, 2009	December 31, 2008
Unrealized gain on securities available for sale	$2,478	1,832	273
Deferred tax liability	(966)	(715)	(106)
Net unrealized gain on securities available for sale	1,512	1,117	167

Additional pension liability	(10,905)	(9,164)	(13,693)
Deferred tax asset	4,308	3,620	5,370
Net additional pension liability	(6,597)	(5,544)	(8,323)

Total accumulated other comprehensive income (loss)	$(5,085)	(4,427)	(8,156)

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

(s) Reclassifications - Certain amounts for prior years have been reclassified to conform to the 2010 presentation.  The reclassifications had no effect on net income or shareholders’ equity as previously presented, nor did they materially impact trends in financial information.

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

In January 2010, the FASB issued amended guidance to clarify the scope of subsidiaries for consolidation purposes.  The amendment provides that the decrease in ownership guidance applies to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity.  The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights.  The amendment became effective for the interim or annual reporting periods ending on or after December 15, 2009.  Its adoption had no impact on the Company’s financial statements.

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

In April 2010, the FASB issued new guidance related to accounting for acquired troubled loans that are subsequently modified.  The guidance provides that if these loans meet the criteria to be accounted for within a pool, modification to one or more of these loans does not result in the removal of the modified loan from the pool even if the modification would otherwise be considered a troubled debt restructuring.  The pool of assets in which the loan is included will continue to be considered for impairment.  The amendments do not apply to loans not meeting the criteria to be accounted for within a pool.  These amendments are effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. The adoption of these amendments had no impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued guidance that requires an entity to provide more information about the credit quality of its financing receivables, such as aging information, credit quality indicators and troubled debt restructurings, in the disclosures to its financial statements.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how the entity develops its allowance for credit losses and how it manages its credit exposure.  The required disclosures are effective for periods ending on or after December 15, 2010.  In January 2011, the FASB temporarily delayed the effective date of the required disclosures related to troubled debt restructurings. The Company has adopted the guidance and included the required disclosures at Note 4.

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

In December 2010, the FASB issued amended guidance to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings upon adoption.  Impairments occurring subsequent to adoption should be included in earnings.  The amendment is effective for the Company beginning January 1, 2011.  Early adoption is not permitted.

Also in December 2010, the FASB issued amended guidance specifying that if a public entity presents comparative financial statements for a business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also requires that the supplemental pro forma disclosures include a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This amendment is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2011, although early adoption is permitted.  The Company will follow this guidance when accounting for future business combinations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2.  Acquisitions

The Company did not complete any significant acquisitions during 2010.  The Company completed the acquisitions described below during 2008 and 2009.  The results of each acquired company/branch are included in the Company’s results beginning on its respective acquisition date.

(1)  On April 1, 2008, the Company completed the acquisition of Great Pee Dee Bancorp, Inc. (Great Pee Dee).  The results of Great Pee Dee are included in the Company’s results for the year ended December 31, 2008 beginning on the April 1, 2008 acquisition date.

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

(2) On June 19, 2009, the Company announced that the Bank had entered into a purchase and assumption agreement with the FDIC, as receiver for Cooperative Bank, in Wilmington, North Carolina.  Earlier that day, the North Carolina Commissioner of Banks issued an order requiring the closure of Cooperative Bank and appointing the FDIC as receiver.  According to the terms of the agreement, the Bank acquired all deposits (except certain brokered deposits) and borrowings, and substantially all of the assets of Cooperative Bank and its subsidiary, Lumina Mortgage.  All deposits were assumed by the Bank with no losses to any depositor.

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

The Bank received a $123 million discount on the assets acquired and paid no deposit premium.  The acquisition was accounted for under the purchase method of accounting in accordance with relevant accounting guidance  The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value.  Fair values were subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values became available.  The Company recorded an estimated receivable from the FDIC in the amount of $185.1 million as of June 30, 2009, which represents the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Company.

An acquisition gain totaling $67.9 million resulted from the acquisition and is included as a component of noninterest income on the Company’s statement of income.  In the Company’s filings for the second quarter 2009, this gain was reported as being $53.8 million.  During the third and fourth quarters of 2009, the Company obtained third-party appraisals for the majority of Cooperative Bank’s collateral dependent problem loans.  Overall, the appraised values were higher than the Company’s original estimates made as of the acquisition date.  In addition, during the third and fourth quarters of 2009, the Company received payoffs related to certain loans for which losses had been anticipated.   Accordingly, as required by accounting guidance, the Company retrospectively adjusted the fair value of the loans acquired for these factors, which resulted in a higher gain being reflected in the second quarter of 2009.

The statement of net assets acquired as of June 19, 2009 and the resulting gain (as adjusted) are presented in the following table.

($ in thousands)	As Recorded by Cooperative Bank	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$66,096	–		66,096
Securities	40,189	–		40,189
Presold mortgages	3,249	–		3,249
Loans	828,958	(227,854	) (a)	601,104
Core deposit intangible	−	3,798	(b)	3,798
FDIC indemnification asset	−	185,112	(c)	185,112
Foreclosed properties	15,993	(3,534	) (d)	12,459
Other assets	4,178	(137	) (e)	4,041
Total	958,663	(42,615)		916,048

Liabilities
Deposits	$706,139	5,922	(f)	712,061
Borrowings	153,056	6,409	(g)	159,465
Other	2,227	160	(e)	2,387
Total	861,422	12,491		873,913

Excess of assets received over liabilities	97,241	(55,106)		42,135
Less: Asset discount	(123,000)
Cash received from FDIC at closing	25,759			25,759

Total gain recorded				$67,894

Explanation of Fair Value Adjustments

(a)
This estimated fair value adjustment was necessary as of the acquisition date to write down Cooperative Bank’s book value of loans to the estimated fair value as a result of future expected loan losses.

(b)
This estimated fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm.  This amount was recorded by the Company as an identifiable intangible asset and will be amortized as an expense on a straight-line basis over the average life of the core deposit base, which is estimated to be 8 years.

(c)	This estimated fair value adjustment represents the amount that the Company will receive from the FDIC under its loss share agreements as a result of future loan losses.

(d)	This estimated fair value adjustment was necessary to write down Cooperative Bank’s book value of foreclosed real estate properties to their estimated fair value as of the acquisition date.

(e)	These estimated fair value adjustments are other immaterial adjustments made to acquired assets and assumed liabilities to reflect fair value.

(f)
This estimated fair value adjustment was recorded because the weighted average interest rate of Cooperative Bank’s time deposits exceeded the cost of similar wholesale funding at the time of the acquisition.  This amount was amortized to reduce interest expense on a declining basis over the average life of the portfolio of approximately 15 months.

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

Note 3.  Securities

The book values and approximate fair values of investment securities at December 31, 2010 and 2009 are summarized as follows:

	2010				2009
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$43,432	43,273	214	(373)	36,106	36,518	412	─
Mortgage-backed securities	104,660	107,460	3,270	(470)	109,430	111,797	2,423	(56)
Corporate bonds	15,754	15,330	35	(459)	15,769	14,436	─	(1,333)
Equity securities	14,858	15,119	301	(40)	16,618	17,004	417	(31)
Total available for sale	$178,704	181,182	3,820	(1,342)	177,923	179,755	3,252	(1,420)

Securities held to maturity:
State and local governments	$54,011	53,305	517	(1,223)	34,394	34,928	612	(78)
Other	7	7	─	─	19	19	─	─
Total held to maturity	$54,018	53,312	517	(1,223)	34,413	34,947	612	(78)

Included in mortgage-backed securities at December 31, 2010 were collateralized mortgage obligations with an amortized cost of $2,644,000 and a fair value of $2,740,000.  Included in mortgage-backed securities at December 31, 2009 were collateralized mortgage obligations with an amortized cost of $5,413,000 and a fair value of $5,601,000.

The Company owned Federal Home Loan Bank (FHLB) stock with a cost and fair value of $14,759,000 at December 31, 2010 and $16,519,000 at December 31, 2009, which is included in equity securities above and serves as part of the collateral for the Company’s line of credit with the FHLB (see Note 9 for additional discussion).  The investment in this stock is a requirement for membership in the FHLB system.

The following table presents information regarding securities with unrealized losses at December 31, 2010:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$18,607	373	–	–	18,607	373
Mortgage-backed securities	21,741	470	–	–	21,741	470
Corporate bonds	7,548	55	2,900	404	10,448	459
Equity securities	3	1	29	39	32	40
State and local governments	35,289	1,223	–	–	35,289	1,223
Total temporarily impaired securities	$83,188	2,122	2,929	443	86,117	2,565

The following table presents information regarding securities with unrealized losses at December 31, 2009:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$–	–	–	–	–	–
Mortgage-backed securities	9,575	56	–	–	9,575	56
Corporate bonds	1,609	224	12,827	1,109	14,436	1,333
Equity securities	17	10	27	21	44	31
State and local governments	5,821	77	230	1	6,051	78
Total temporarily impaired securities	$17,022	367	13,084	1,131	30,106	1,498

In the above tables, all of the non-equity securities that were in an unrealized loss position at December 31, 2010 and 2009 are bonds that the Company has determined are in a loss position due to interest rate factors, the overall economic downturn in the financial sector, and the broader economy in general.  The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment.  The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.

At December 31, 2010, the Company’s $15 million investment in corporate bonds was comprised of the following:

($ in thousands) Issuer	S&P Issuer Ratings (1)	Maturity Date	Amortized Cost	Market Value
First Citizens Bancorp (South Carolina) Bond	Not Rated	4/1/15	$2,996	2,978
Bank of America Trust Preferred Security	BB	12/11/26	2,046	2,017
Wells Fargo Trust Preferred Security	A-	1/15/27	2,559	2,553
Bank of America Trust Preferred Security	BB	4/15/27	5,053	5,044
First Citizens Bancorp (North Carolina) Trust Preferred Security	BB	3/1/28	2,100	2,088
First Citizens Bancorp (South Carolina) Trust Preferred Security	Not Rated	6/15/34	1,000	650
Total investment in corporate bonds			$15,754	15,330

(1)  The ratings are as of January 24, 2011.

The Company has concluded that each of the equity securities in an unrealized loss position at December 31, 2010 and 2009 was in such a position due to temporary fluctuations in the market prices of the securities.  The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The aggregate carrying amount of cost-method investments was $14,766,000 and $16,538,000 at December 31, 2010 and 2009, respectively, which included the Federal Home Loan Bank stock discussed above.  The Company determined that none of its cost-method investments were impaired at either year end.

The book values and approximate fair values of investment securities at December 31, 2010, by contractual maturity, are summarized in the table below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale			Securities Held to Maturity
($ in thousands)	Amortized Cost		Fair Value	Amortized Cost	Fair Value

Debt securities
Due within one year	$	─	─	$147	156
Due after one year but within five years		41,000	40,795	1,637	1,683
Due after five years but within ten years		5,428	5,456	13,871	14,217
Due after ten years		12,758	12,352	38,363	37,256
Mortgage-backed securities		104,660	107,460	─	─
Total debt securities		163,846	166,063	54,018	53,312

Equity securities		14,858	15,119	─	─
Total securities		$178,704	181,182	$54,018	53,312

At December 31, 2010 and 2009, investment securities with book values of $75,654,000 and $85,438,000, respectively, were pledged as collateral for public and private deposits and securities sold under agreements to repurchase.

There were no sales of securities in 2010.  Sales of securities available for sale with aggregate proceeds of $44,000 in 2009 and $503,000 in 2008, resulted in gross gains of $9,000 and no gross losses in 2009, and no gains or losses in 2008.  In 2010, the Company recorded a gain of $26,000 related to the call of four securities.  The Company recorded losses of $113,000 and $14,000 related to write-downs of the Company’s equity portfolio in 2009 and 2008, respectively.

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

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	December 31, 2010		December 31, 2009
	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$155,016	6%	173,611	7%
Real estate – construction, land development & other land loans	437,700	18%	551,714	21%
Real estate – mortgage – residential (1-4 family) first mortgages	802,658	33%	849,875	32%
Real estate – mortgage – home equity loans / lines of credit	263,529	11%	270,054	10%
Real estate – mortgage – commercial and other	710,337	29%	718,723	27%
Installment loans to individuals	83,919	3%	88,514	3%
Subtotal	2,453,159	100%	2,652,491	100%
Unamortized net deferred loan costs	973		374
Total loans	$2,454,132		2,652,865

As of December 31, 2010 and 2009, total loans include an unamortized premium of $687,000 and $883,000, respectively, on loans acquired from Great Pee Dee.  The originally recorded premium was $1,226,000, of which $196,000, $196,000 and $147,000 was amortized in 2010, 2009, and 2008, respectively, as a reduction of interest income.  See Note 2 for additional discussion.

Loans in the amounts of $1,708,642,000 and $1,761,222,000 as of December 31, 2010 and 2009, respectively, are pledged as collateral for certain borrowings (see Note 9).

The loans above also include loans to executive officers and directors serving the Company at December 31, 2010 and to their associates, totaling approximately $5,097,000 and $5,389,000 at December 31, 2010 and 2009, respectively.  During 2010, additions to such loans were approximately $1,607,000 and repayments totaled approximately $1,899,000.  These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers.  Management does not believe these loans involve more than the normal risk of collectability or present other unfavorable features.

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	December 31, 2010		December 31, 2009
	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$150,545	7%	164,225	8%
Real estate – construction, land development & other land loans	344,939	17%	408,458	19%
Real estate – mortgage – residential (1-4 family) first mortgages	622,353	30%	594,470	28%
Real estate – mortgage – home equity loans / lines of credit	246,418	12%	247,995	11%
Real estate – mortgage – commercial and other	636,197	30%	632,985	30%
Installment loans to individuals	81,579	4%	84,336	4%
Subtotal	2,082,031	100%	2,132,469	100%
Unamortized net deferred loan costs	973		374
Total non-covered loans	$2,083,004		2,132,843

The carrying amount of the covered loans at December 31, 2010 consisted of impaired and nonimpaired purchased loans.

($ in thousands)	Impaired Purchased Loans		Nonimpaired Purchased Loans	Total Covered Loans	Unpaid Principal Balance
Covered loans:

Commercial, financial, and agricultural	$	−	4,471	4,471	5,272
Real estate – construction, land development & other land loans		1,898	90,863	92,761	150,943
Real estate – mortgage – residential (1-4 family) first mortgages		−	180,305	180,305	212,826
Real estate – mortgage – home equity loans / lines of credit		−	17,111	17,111	20,332
Real estate – mortgage – commercial and other		2,709	71,431	74,140	97,084
Installment loans to individuals		−	2,340	2,340	2,595
Total		$4,607	366,521	371,128	489,052

The carrying amount of the covered loans at December 31, 2009 consisted of impaired and nonimpaired purchased loans.

($ in thousands)	Impaired Purchased Loans		Nonimpaired Purchased Loans	Total Covered Loans	Unpaid Principal Balance
Covered loans:

Commercial, financial, and agricultural	$	−	9,386	9,386	12,406
Real estate – construction, land development & other land loans		29,479	113,777	143,256	254,897
Real estate – mortgage – residential (1-4 family) first mortgages		−	255,405	255,405	329,141
Real estate – mortgage – home equity loans / lines of credit		−	22,059	22,059	24,504
Real estate – mortgage – commercial and other		4,971	80,767	85,738	108,908
Installment loans to individuals		−	4,178	4,178	4,673
Total		$34,450	485,572	520,022	734,529

The following table presents information regarding purchased nonimpaired loans at the acquisition date of June 19, 2009 and changes from that date to December 31, 2010.  The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond.

($ in thousands)
Contractual loan principal payments receivable	$738,182
Fair market value adjustment	(194,460)
Fair value of purchased nonimpaired loans at June 19, 2009	543,722
Principal repayments	(45,670)
Transfers to foreclosed real estate	(13,949)
Accretion of loan discount	1,469
Carrying amount of nonimpaired Cooperative Bank loans at December 31, 2009	485,572
Principal repayments	(43,801)
Transfers to foreclosed real estate	(75,121)
Loan charge-offs	(7,736)
Accretion of loan discount	7,607
Carrying amount of nonimpaired Cooperative Bank loans at December 31, 2010	$366,521

As reflected in the table above, the Company accreted $7,607,000 and $1,469,000 of the loan discount on purchased nonimpaired loans into interest income during 2010 and 2009, respectively.

The following table presents information regarding purchased impaired loans at the Cooperative Bank acquisition date of June 19, 2009 and changes from that date to December 31, 2010.  The Company has applied the cost recovery method to all purchased impaired loans at the acquisition date of June 19, 2009 due to the uncertainty as to the timing of expected cash flows as reflected in the following table.

($ in thousands)
Contractually required principal payments receivable	$90,776
Nonaccretable difference	(33,394)
Present value of cash flows expected to be collected	57,382
Accretable difference	−
Fair value of purchased impaired loans at June 19, 2009	57,382
Transfer to foreclosed real estate	(22,932)
Carrying amount of impaired Cooperative Bank loans at December 31, 2009	34,450
Principal repayments	(491)
Transfer to foreclosed real estate	(27,344)
Change due to loan charge-off	(2,025)
Other	17
Carrying amount of impaired Cooperative Bank loans at December 31, 2010	$4,607

The following table presents information regarding all purchased impaired loans, which includes the Company’s acquisition of Great Pee Dee on April 1, 2008, and the Company’s acquisition of certain assets and liabilities of Cooperative Bank on June 19, 2009:

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
As of April 1, 2008 Great Pee Dee acquisition date	$7,663	4,695	2,968
Additions due to borrower advances	663	−	663
Change due to payments received	(510)	−	(510)
Change due to legal discharge of debt	(102)	(102)	−
Balance at December 31, 2008	7,714	4,593	3,121
Additions due to acquisition of Cooperative Bank	90,776	33,394	57,382
Change due to payments received	(822)	(150)	(672)
Transfer to foreclosed real estate	(31,102)	(7,817)	(23,285)
Change due to loan charge-off	(27,273)	(26,778)	(495)
Balance at December 31, 2009	39,293	3,242	36,051
Change due to payments received	(685)	2	(687)
Transfer to foreclosed real estate	(27,569)	(225)	(27,344)
Change due to loan charge-off	(3,149)	(625)	(2,524)
Other	190	(65)	255
Balance at December 31, 2010	$8,080	2,329	5,751

Each of the purchased impaired loans are on nonaccrual status and considered to be impaired.  Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal.  Thus, there is no accretable yield associated with the above loans.  During 2010 and 2009, the Company received $67,000 and $179,000, respectively, in payments that exceeded the initial carrying amount of the purchased impaired loans.  These payments were recorded as interest income.  There were no such amounts recorded in 2008.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, and other real estate.  Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	December 31, 2010	December 31, 2009

Nonaccrual loans – non-covered	$62,326	62,206
Nonaccrual loans – covered by FDIC loss share (1)	58,466	117,916
Restructured loans – non-covered	33,677	21,283
Restructured loans – covered by FDIC loss share	14,359	–
Accruing loans > 90 days past due	–	–
Total nonperforming loans	168,828	201,405
Other real estate – non-covered	21,081	8,793
Other real estate – covered by FDIC loss share	94,891	47,430
Total nonperforming assets	$284,800	257,628
Total nonperforming assets – non-covered	$117,084	92,282
____________________________________________________________________________________________________________
(1)  At  December 31, 2010 and 2009, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $86.2 million and $192.1 million, respectively.

If the nonaccrual and restructured loans as of December 31, 2010, 2009, and 2008 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $8,136,000, $9,800,000 and $1,930,000 for nonaccrual loans and $1,943,000, $1,200,000 and $310,000 for restructured loans would have been recorded for 2010, 2009, and 2008, respectively.  Interest income on such loans that was actually collected and included in net income in 2010, 2009, and 2008 amounted to approximately $3,195,000, $2,147,000 and $826,000 for nonaccrual loans (prior to their being placed on nonaccrual status), and $1,342,000, $866,000, and $155,000 for restructured loans, respectively.  At December 31, 2010 and 2009, the Company had no commitments to lend additional funds to debtors whose loans were nonperforming.

Activity in the allowance for loan losses for non-covered loans for the years ended December 31, 2010, 2009, and 2008 was as follows:

($ in thousands)	2010	2009	2008

Balance, beginning of year	$37,343	29,256	21,324
Provision for loan losses	33,646	20,186	9,880
Recoveries of loans charged-off	1,091	690	532
Loans charged-off	(33,805)	(12,789)	(5,638)
Allowance recorded related to loans assumed in corporate acquisitions	–	–	3,158
Balance, end of year	$38,275	37,343	29,256

The following table presents activity in the allowance for loan losses for covered loans for the year ended December 31, 2010 (there was no allowance for loan losses for covered loans prior to 2010):

($ in thousands)	2010

Balance, beginning of year	$	−
Provision for loan losses		20,916
Recoveries of loans charged-off		−
Loans charged-off		(9,761)
Allowance recorded related to loans assumed in corporate acquisitions		–
Balance, end of year		$11,155

The following table presents information related to the Company’s impaired loans.

($ in thousands)	As of /for the year ended December 31, 2010	As of /for the year ended December 31, 2009	As of /for the year ended December 31, 2008
Impaired loans at period end
Non-covered	$96,003	55,574	22,146
Covered	72,825	94,746	−
Total impaired loans at period end	$168,828	150,320	22,146

Average amount of impaired loans for period
Non-covered	$89,751	36,171	12,547
Covered	95,373	34,161	−
Average amount of impaired loans for period – total	$185,124	70,332	12,547

Allowance for loan losses related to impaired loans at period end (1)
Non-covered	$7,613	9,717	2,869
Covered	11,155	−	−
Allowance for loan losses related to impaired loans - total	$18,768	9,717	2,869

Amount of impaired loans with no related allowance at period end
Non-covered	$42,874	30,236	14,609
Covered	49,991	94,746	−
Total impaired loans with no related allowance at period end	$92,865	124,982	14,609

(1) For 2009 and 2008, relates entirely to non-covered loans.

All of the impaired loans noted in the table above were on nonaccrual status at each respective period end except for those classified as restructured loans (see table on previous page for balances).

The remaining tables in this note present information derived from the Company’s allowance for loan loss model.  This model combines loan types in a different manner than the tables previously presented.

The following table presents the Company’s nonaccrual loans as of December 31, 2010.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial - unsecured	$64	160	224
Commercial - secured	1,566	3	1,569
Secured by inventory and accounts receivable	802	−	802

Real estate – construction, land development & other land loans	22,654	30,847	53,501

Real estate – residential, farmland and multi-family	27,055	19,716	46,771

Real estate – home equity lines of credit	2,201	685	2,886

Real estate - commercial	7,461	7,039	14,500

Consumer	523	16	539
Total	$62,326	58,466	120,792

The following table presents an analysis of the age of the Company’s non-covered loans as of December 31, 2010.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Non-covered Loans Receivable
Commercial, financial, and agricultural:
Commercial - unsecured	$225	92	64	41,564	41,945
Commercial - secured	1,165	195	1,566	102,657	105,583
Secured by inventory and accounts receivable	100	−	802	21,369	22,271

Real estate – construction, land development & other land loans	2,951	7,022	22,654	270,892	303,519

Real estate – residential, farmland, and multi-family	10,290	2,942	27,055	726,456	766,743

Real estate – home equity lines of credit	496	253	2,201	213,984	216,934

Real estate - commercial	2,581	1,193	7,461	552,020	563,255

Consumer	595	297	523	60,366	61,781
Total	$18,403	11,994	62,326	1,989,308	2,082,031
Unamortized net deferred loan costs					973
Total loans					$2,083,004

The Company had no non-covered loans that were past due greater than 90 days and accruing interest.

The following table presents an analysis of the age of the Company’s covered loans as of December 31, 2010.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Covered Loans Receivable
Commercial, financial, and agricultural:
Commercial - unsecured	$75	−	160	960	1,195
Commercial - secured	189	53	3	1,530	1,775
Secured by inventory and accounts receivable	24	−	−	1,497	1,521

Real estate – construction, land development & other land loans	2,131	514	30,847	59,214	92,706

Real estate – residential, farmland, and multi-family	738	3,128	19,716	162,232	185,814

Real estate – home equity lines of credit	157	14	685	15,203	16,059

Real estate – commercial	3,358	364	7,039	58,970	69,731

Consumer	41	54	16	2,216	2,327
Total	$6,713	4,127	58,466	301,822	371,128

The Company had no covered loans that were past due greater than 90 days and accruing interest.

The following table presents the activity in the allowance for loan losses for non-covered loans for 2010.

($ in thousands)	Commercial, Financial, and Agricultural		Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi-family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

Beginning balance		$4,992	9,286	10,779	3,228	6,839	1,610	609	37,343
Charge-offs		(4,691)	(15,721)	(6,962)	(2,490)	(2,354)	(1,587)	−	(33,805)
Recoveries		145	130	548	59	38	171	−	1,091
Provisions		4,285	18,825	6,918	2,837	(551)	1,767	(435)	33,646
Ending balance		$4,731	12,520	11,283	3,634	3,972	1,961	174	38,275

Ending balances: Allowance for loan losses

Individually evaluated for impairment		$867	3,740	1,070	269	611	−	−	6,557

Collectively evaluated for impairment		$3,864	8,780	10,213	3,365	3,361	1,961	174	31,718

Loans acquired with deteriorated credit quality	$	−	−	−	−	−	−	−	−

Loans receivable:

Ending balance – total		$169,799	303,519	766,743	216,934	563,255	61,781	−	2,082,031

Ending balances: Loans

Individually evaluated for impairment		$3,487	64,549	15,786	1,223	25,213	28	−	110,286

Collectively evaluated for impairment		$166,312	238,970	750,957	215,711	538,042	61,753	−	1,971,745

Loans acquired with deteriorated credit quality	$	−	1,144	−	−	−	−	−	1,144

The following table presents the activity in the allowance for loan losses for covered loans for 2010.

($ in thousands)	Commercial, Financial, and Agricultural		Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi-family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

Beginning balance	$	−	−	−	−	−	−	−	−
Charge-offs		−	(7,208)	(1,482)	(332)	(739)	−	−	(9,761)
Recoveries		−	−	−	−	−	−	−	−
Provisions		423	14,753	4,414	332	994	−	−	20,916
Ending balance		$423	7,545	2,932	−	255	−	−	11,155

Ending balances: Allowance for loan losses

Individually evaluated for impairment		$423	7,545	2,932	−	255	−	−	11,155

Collectively evaluated for impairment	$	−	−	−	−	−	−	−	−

Loans acquired with deteriorated credit quality	$	−	−	−	−	−	−	−	−

Loans receivable:

Ending balance – total		$4,491	92,706	185,814	16,059	69,731	2,327	−	371,128

Ending balances: Loans

Individually evaluated for impairment		$951	42,125	22,035	398	7,181	−	−	72,690

Collectively evaluated for impairment		$3,540	50,581	163,779	15,661	62,550	2,327	−	298,438

Loans acquired with deteriorated credit quality	$	−	1,898	−	−	2,709	−	−	4,607

The following table presents the Company’s non-covered impaired loans as of December 31, 2010.

($ in thousands)	Recorded Investment		Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$	−	−	−	138	−
Commercial - secured		902	967	−	758	−
Secured by inventory and accounts receivable		240	650	−	186	−

Real estate – construction, land development & other land loans		22,026	26,012	−	15,639	118

Real estate – residential, farmland, and multi-family		8,269	9,447	−	7,437	13

Real estate – home equity lines of credit		302	502	−	381	−

Real estate – commercial		11,115	11,321	−	7,284	268

Consumer		20	40	−	46	−
Total		$42,874	48,939	−	31,869	399

With an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured		$124	124	24	243	4
Commercial - secured		579	579	88	1,385	−
Secured by inventory and accounts receivable		1,026	1,026	609	613	−

Real estate – construction, land development & other land loans		17,540	19,926	3,932	21,362	309

Real estate – residential, farmland, and multi-family		23,012	23,012	1,820	22,166	119

Real estate – home equity lines of credit		2,148	2,223	357	1,928	14

Real estate – commercial		8,013	8,088	497	9,275	180

Consumer		687	687	286	910	−
Total		$53,129	55,665	7,613	57,882	626

The following table presents the Company’s covered impaired loans as of December 31, 2010.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$21	312	−	73	−
Commercial - secured	3	3	−	20	−
Secured by inventory and accounts receivable	−	−	−	51	−

Real estate – construction, land development & other land loans	25,798	43,624	−	36,695	97

Real estate – residential, farmland, and multi-family	11,733	17,129	−	32,169	−

Real estate – home equity lines of credit	685	1,106	−	486	−

Real estate – commercial	11,735	15,125	−	14,319	156

Consumer	16	22	−	142	−
Total	$49,991	77,321	−	83,955	253

With an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$139	139	69	70	−
Commercial - secured	−	−	−	−	−
Secured by inventory and accounts receivable	812	812	354	406	11

Real estate – construction, land development & other land loans	13,185	15,630	7,545	6,593	53

Real estate – residential, farmland, and multi-family	7,984	9,730	2,932	3,992	−

Real estate – home equity lines of credit	−	−	−	−	−

Real estate – commercial	714	794	255	357	−

Consumer	−	−	−	−	−
Total	$22,834	27,105	11,155	11,418	64

The Company tracks credit quality based on its internal risk ratings.  Upon origination a loan is assigned an initial risk grade, which is generally based on several factors such as the borrower’s credit score, the loan-to-value ratio, the debt-to-income ratio, etc.  Loans that are risk-graded as substandard during the origination process are declined.  After loans are initially graded, they are monitored monthly for credit quality based on many factors, such as payment history, the borrower’s financial status, and changes in collateral value.  Loans can be downgraded or upgraded depending on management’s evaluation of these factors.  Internal risk-grading policies are consistent throughout each loan type.

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Numerical Risk Grade	Description
Pass:
1	Cash secured loans.
2	Non-cash secured loans that have no minor or major exceptions to the lending guidelines.
3	Non-cash secured loans that have no major exceptions to the lending guidelines.
Weak Pass:
4	Non-cash secured loans that have minor or major exceptions to the lending guidelines, but the exceptions are properly mitigated.
Watch or Standard:
9
Loans that meet the guidelines for a Risk Graded 5 loan, except the collateral coverage is sufficient to satisfy the debt with no risk of loss under reasonable circumstances.  This category also includes all loans to insiders and any other loan that management elects to monitor on the watch list.

Special Mention:
5	Existing loans with major exceptions that cannot be mitigated.
Classified:
6	Loans that have a well-defined weakness that may jeopardize the liquidation of the debt if deficiencies are not corrected.
7	Loans that have a well-defined weakness that make the collection or liquidation improbable.
8	Loans that are considered uncollectible and are in the process of being charged-off.

The following table presents the Company’s recorded investment in non-covered loans by credit quality indicators as of December 31, 2010.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Total
Commercial, financial, and agricultural:
Commercial - unsecured	$14,850	25,992	−	332	771	41,945
Commercial - secured	40,995	55,918	2,100	2,774	3,796	105,583
Secured by inventory and accounts receivable	6,364	14,165	−	873	869	22,271

Real estate – construction, land development & other land loans	66,321	162,147	7,649	14,068	53,334	303,519

Real estate – residential, farmland, and multi-family	302,667	376,187	15,941	22,436	49,512	766,743

Real estate – home equity lines of credit	137,674	68,876	3,001	3,060	4,323	216,934

Real estate - commercial	190,284	301,828	33,706	12,141	25,296	563,255

Consumer	34,600	24,783	140	408	1,850	61,781
Total	$793,755	1,029,896	62,537	56,092	139,751	2,082,031
Unamortized net deferred loan costs						973
Total loans						$2,083,004

The following table presents the Company’s recorded investment in covered loans by credit quality indicators as of December 31, 2010.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Total
Commercial, financial, and agricultural:
Commercial - unsecured	$180	517	−	−	498	1,195
Commercial - secured	707	911	−	−	157	1,775
Secured by inventory and accounts receivable	135	306	−	−	1,080	1,521

Real estate – construction, land development & other land loans	4,201	24,541	−	3,945	60,019	92,706

Real estate – residential, farmland, and multi-family	20,273	124,231	−	784	40,526	185,814

Real estate – home equity lines of credit	3,053	1,702	−	74	11,230	16,059

Real estate - commercial	8,825	34,526	−	2,776	23,604	69,731

Consumer	902	792	−	−	633	2,327
Total	$38,276	187,526	−	7,579	137,747	371,128

Note 5.  Premises and Equipment

Premises and equipment at December 31, 2010 and 2009 consisted of the following:

($ in thousands)	2010	2009

Land	$22,069	15,747
Buildings	50,456	41,185
Furniture and equipment	29,563	28,435
Leasehold improvements	2,003	1,305
Total cost	104,091	86,672
Less accumulated depreciation and amortization	(36,350)	(32,513)
Net book value of premises and equipment	$67,741	54,159

Note 6.  Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of December 31, 2010 and December 31, 2009 and the carrying amount of unamortized intangible assets as of those same dates.  In 2009, the Company recorded a core deposit premium intangible of $3,798,000 in connection with the acquisition of Cooperative Bank, which is being amortized on a straight line basis over the estimated life of the related deposits of eight years.   In February 2010, the Company recorded $284,000 in customer lists intangibles in connection with the acquisition of an insurance agency.

	December 31, 2010		December 31, 2009
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	$678	298	394	241
Core deposit premiums	7,590	3,447	7,590	2,630
Total	$8,268	3,745	7,984	2,871

Unamortized intangible assets:
Goodwill	$65,835		65,835

Amortization expense totaled $874,000, $630,000 and $416,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Goodwill is evaluated for impairment on at least an annual basis – see Note 1(p).  For each of the years presented, the Company’s evaluation indicated that there was no goodwill impairment.

The following table presents the estimated amortization expense for intangible assets for each of the five calendar years ending December 31, 2015 and the estimated amount amortizable thereafter.  These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
2011	$864
2012	852
2013	742
2014	638
2015	583
Thereafter	844
Total	$4,523

Note 7.  Income Taxes

Total income taxes for the years ended December 31, 2010, 2009 and 2008 were allocated as follows:

($ in thousands)	2010	2009	2008

Allocated to net income	$4,960	37,618	13,120
Allocated to stockholders’ equity, for unrealized holding gain/loss on debt and equity securities for financial reporting purposes	251	610	72
Allocated to stockholders’ equity, for tax benefit of pension liabilities	(688)	1,750	(2,516)
Total income taxes	$4,523	39,978	10,676

The components of income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 are as follows:

($ in thousands)	2010	2009	2008

Current - Federal	$25,353	11,190	11,978
- State	3,807	1,830	1,962
Deferred - Federal	(21,092)	20,545	(703)
- State	(3,108)	4,053	(117)
Total	$4,960	37,618	13,120

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2010 and 2009 are presented below:

($ in thousands)	2010	2009

Deferred tax assets:
Allowance for loan losses	$20,020	15,518
Estimated loss on acquired assets	82,783	59,724
Excess book over tax SERP retirement plan cost	2,150	1,844
Deferred compensation	148	234
State net operating loss carryforwards	62	213
Accruals, book versus tax	560	414
Pension liability adjustments	4,308	3,620
Basis differences in other real estate owned	15,366	─
All other	2,184	2,251
Gross deferred tax assets	127,581	83,818
Less: Valuation allowance	(86)	(230)
Net deferred tax assets	127,495	83,588
Deferred tax liabilities:
Loan fees	(1,003)	(857)
Excess tax over book pension cost	(61)	─
Depreciable basis of fixed assets	(1,300)	(1,733)
Amortizable basis of intangible assets	(7,196)	(7,938)
Unrealized gain on securities available for sale	(966)	(716)
FHLB stock dividends	(436)	(436)
Section 597 deferred gain	(8,901)	(10,038)
Loan basis differences	(17,875)	(20,391)
FDIC indemnification asset	(78,497)	(56,165)
All other	(1,482)	(173)
Gross deferred tax liabilities	(117,717)	(98,447)
Net deferred tax asset (liability) - included in other assets	$9,778	(14,859)

A portion of the annual change in the net deferred tax liability relates to unrealized gains and losses on securities available for sale.  The related 2010 and 2009 deferred tax expense (benefit) of approximately $251,000 and $610,000 respectively, has been recorded directly to shareholders’ equity.  Additionally, a portion of the annual change in the net deferred tax asset relates to pension adjustments.  The related 2010 and 2009 deferred tax expense (benefit) of ($688,000) and $1,750,000, respectively, has been recorded directly to shareholders’ equity.  The balance of the 2010 increase in the net deferred tax asset of $24,200,000 is reflected as a deferred income tax benefit, and the balance of the 2009 decrease in the net deferred tax asset of ($24,598,000) is reflected as a deferred income tax expense in the consolidated statement of income.

The valuation allowances for 2010 and 2009 relate primarily to state net operating loss carryforwards.  It is management’s belief that the realization of the remaining net deferred tax assets is more likely than not.

The Company has no significant uncertain tax positions, and thus no reserve for uncertain tax position has been recorded.  Additionally, the Company has determined that it has no material unrecognized tax benefits that if recognized would affect the effective tax rate.  The Company’s general policy is to record tax penalties and interest as a component of “other operating expenses.”

The Company’s tax returns are subject to income tax audit by federal and state agencies beginning with the year 2007.

Retained earnings at December 31, 2010 and 2009 includes approximately $6.9 million representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse or may never reverse.  Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Bank’s stock.

The following is a reconcilement of federal income tax expense at the statutory rate of 35% to the income tax provision reported in the financial statements.

($ in thousands)	2010	2009	2008

Tax provision at statutory rate	$5,230	$34,257	$12,294
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(726)	(459)	(376)
Low income housing tax credits	(143)	(114)	(114)
Non-deductible interest expense	37	38	42
State income taxes, net of federal benefit	454	3,824	1,199
Change in valuation allowance	(145)	3	3
Other, net	253	69	72
Total	$4,960	$37,618	$13,120

Note 8.  Time Deposits, Securities Sold Under Agreements to Repurchase, and Related Party Deposits

At December 31, 2010, the scheduled maturities of time deposits were as follows:

($ in thousands)

2011	$1,243,175
2012	84,078
2013	53,562
2014	17,652
2015	14,474
Thereafter	505
$1,413,446

For the years ended December 31, 2010, 2009, and 2008, the Company recorded amortization of deposit premiums amounting to $2,211,000, $3,911,000 and $898,000, respectively, which reduced interest expense.  The deposit premiums related to the Company’s acquisitions are discussed in Note 2.  There were no remaining unamortized deposit premiums at December 31, 2010.

Securities sold under agreements to repurchase represent short-term borrowings by the Company with maturities less than one year and are collateralized by a portion of the Company’s securities portfolio, which have been delivered to a third-party custodian for safekeeping.  At December 31, 2010, securities with an amortized cost of $52,398,000 and a market value of $54,757,000 were pledged to secure securities sold under agreements to repurchase.

The following table presents certain information for securities sold under agreements to repurchase:

($ in thousands)	2010	2009
Balance at December 31	$54,460	$64,058
Weighted average interest rate at December 31	0.36%	0.86%
Maximum amount outstanding at any month-end during the year	$68,157	$64,058
Average daily balance outstanding during the year	$57,443	$53,537
Average annual interest rate paid during the year	0.52%	1.38%

Deposits received from executive officers and directors and their associates totaled approximately $27,607,000 and $23,657,000 at December 31, 2010 and 2009, respectively.  These deposit accounts have substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with other non-related depositors.

Note 9.  Borrowings and Borrowings Availability

The following tables present information regarding the Company’s outstanding borrowings at December 31, 2010 and 2009:

Description - 2010	Due date	Call Feature	2010 Amount	Interest Rate

FHLB Overnight Borrowings	1/1/11, renewable daily	None	$20,000,000	0.47% subject to change daily

Federal Funds Purchased	1/1/11, renewable daily	None	33,000,000	0.65% subject to change daily

Line of Credit with Federal Reserve Bank	1/1/11, renewable daily	None	55,000,000	0.75% subject to change daily

FHLB Term Note	8/1/11	None	3,000,000	0.29% at 12/31/10 Adjustable rate based on 3 month LIBOR

FHLB Term Note	12/12/11	Quarterly by FHLB, beginning 6/12/08	1,800,000	4.21% fixed

FHLB Term Note	4/20/12	Quarterly by FHLB, beginning 4/20/09	7,500,000	4.51% fixed

FHLB Term Note	6/28/12	None	15,000,000	0.69% fixed

FHLB Term Note	12/28/12	None	7,500,000	0.91% fixed

FHLB Term Note	12/30/13	None	7,500,000	1.50% fixed

Trust Preferred Securities	1/23/34	Quarterly by Company beginning 1/23/09	20,620,000	2.99% at 12/31/10 adjustable rate 3 month LIBOR + 2.70%

Trust Preferred Securities	6/15/36	Quarterly by Company beginning 6/15/11	25,774,000	1.69% at 12/31/10 adjustable rate 3 month LIBOR + 1.39%
Total borrowings/weighted average rate			196,694,000	1.26% (1.98% excluding overnight borrowings)
Unamortized fair market value adjustment recorded in acquisition of Great Pee Dee			176,000
Total borrowings as of December 31, 2010			$196,870,000

Description - 2009	Due date	Call Feature	2009 Amount	Interest Rate

FHLB Overnight Borrowings	1/1/10, renewable daily	None	$100,000,000	0.36% subject to change daily

FHLB Term Note	8/10/10	Quarterly by FHLB, beginning 8/11/08	5,600,000	4.46% fixed

FHLB Term Note	8/16/10	Quarterly by FHLB, beginning 8/18/08	5,000,000	4.41% fixed

FHLB Term Note	9/13/10	Quarterly by FHLB, beginning 9/15/08	7,000,000	4.07% fixed

FHLB Term Note	8/1/11	None	3,000,000	0.28% at 12/31/09 Adjustable rate based on 3 month LIBOR

FHLB Term Note	12/12/11	Quarterly by FHLB, beginning 6/12/08	1,800,000	4.21% fixed

FHLB Term Note	4/20/12	Quarterly by FHLB, beginning 4/20/09	7,500,000	4.51% fixed

Trust Preferred Securities	1/23/34	Quarterly by Company beginning 1/23/09	20,620,000	2.98% at 12/31/09 adjustable rate 3 month LIBOR + 2.70%

Trust Preferred Securities	6/15/36	Quarterly by Company beginning 6/15/11	25,774,000	1.64% at 12/31/09 adjustable rate 3 month LIBOR + 1.39%
Total borrowings/weighted average rate			176,294,000	1.46% (2.90% excluding overnight borrowings)
Unamortized fair market value adjustment recorded in acquisition of Great Pee Dee			517,000
Total borrowings as of December 31, 2009			$176,811,000

As noted in the table above, at December 31, 2010 and 2009, borrowings outstanding included $176,000 and $517,000, respectively, in unamortized premium on borrowings acquired from Great Pee Dee.  The originally recorded premium was $1,328,000, of which $341,000, $464,000, and $347,000 was amortized in 2010, 2009, and 2008, respectively, as a reduction of interest expense.  See Note 2 for additional discussion.

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

At December 31, 2010, the Company had four sources of readily available borrowing capacity – 1) an approximately $399 million line of credit with the FHLB, of which $62 million was outstanding at December 31, 2010 and $130 million was outstanding at December 31, 2009, 2) a $50 million overnight federal funds line of credit with a correspondent bank, of which $33 million was outstanding at December 31, 2010 and none was outstanding at December 31, 2009, 3) an approximately $88 million line of credit through the Federal Reserve Bank of Richmond’s (FRB) discount window, of which $55 million was outstanding at December 31, 2010 and none was outstanding at December 31, 2009, and 4) a $10 million holding company line of credit with a commercial bank, of which none was outstanding at December 31, 2010 or 2009.

The Company’s line of credit with the FHLB totaling approximately $399 million can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity needs and is secured by the Company’s FHLB stock and a blanket lien on most of its real estate loan portfolio.  In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of the line of credit, the borrowing capacity was further reduced by $203 million and $170 million at December 31, 2010 and 2009, respectively, as a result of the Company pledging letters of credit for public deposits at each of those dates.  Accordingly, the Company’s unused FHLB line of credit was $134 million at December 31, 2010.

The Company’s correspondent bank relationship allows the Company to purchase up to $50 million in federal funds on an overnight, unsecured basis (federal funds purchased).  The Company had $33 million in borrowings outstanding under this line at December 31, 2010 and no borrowings outstanding at December 31, 2009.

The Company has a line of credit with the FRB discount window.  This line is secured by a blanket lien on a portion of the Company’s commercial and consumer loan portfolio (excluding real estate).  Based on the collateral owned by the Company as of December 31, 2010, the available line of credit was approximately $88 million.  The Company had $55 million in borrowings outstanding under this line of credit at December 31, 2010 and no borrowings outstanding at December 31, 2009.

At December 31, 2010 and 2009, the Company had a $10 million and $20 million line of credit, respectively, with a correspondent bank that was secured by 100% of the common stock of the Bank.  This line of credit expires and is subject to renewal in February of each year.  The line of credit was not drawn at December 31, 2010 or 2009.

Note 10.  Leases

Certain bank premises are leased under operating lease agreements.  Generally, operating leases contain renewal options on substantially the same basis as current rental terms.  Rent expense charged to operations under all operating lease agreements was $2,076,000 in 2010, $1,978,000 in 2009, and $544,000 in 2008.

Future obligations for minimum rentals under noncancelable operating leases at December 31, 2010 are as follows:

($ in thousands)

Year ending December 31:
2011	$670
2012	601
2013	553
2014	503
2015	429
Later years	2,028
Total	$4,784

Note 11.  Employee Benefit Plans

401(k) Plan.  The Company sponsors a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code.  Employees who have completed one year of service are eligible to participate in the plan.  New employees hired after January 1, 2008, and who have met the service requirement, are automatically enrolled in the plan at a 2% deferral rate, which can be modified by the employee at any time.  An eligible employee may contribute up to 15% of annual salary to the plan.  The Company contributes an amount equal to 75% of the first 6% of the employee’s salary contributed.  Participants vest in Company contributions at the rate of 20% after one year of service, and 20% for each additional year of service, with 100% vesting after five years of service.  The Company’s matching contribution expense was $1,107,000, $933,000, and $841,000, for the years ended December 31, 2010, 2009, and 2008, respectively.  Additionally, the Company made additional discretionary matching contributions to the plan of $200,000 in 2009 and $162,000 in 2008.  The Company did not make a discretionary contribution in 2010.  The Company’s matching and discretionary contributions are made in the form of Company stock, which can be transferred by the employee into other investment options offered by the plan at any time.  Employees are not permitted to invest their own contributions in Company stock.

Pension Plan.  The Company sponsors a noncontributory defined benefit retirement plan (the “Pension Plan”), which is intended to qualify under Section 401(a) of the Internal Revenue Code.  Employees who have attained age 21 and completed one year of service are eligible to participate in the Pension Plan.  The Pension Plan provides for a monthly payment, at normal retirement age of 65, equal to one-twelfth of the sum of (i) 0.75% of Final Average Annual Compensation (5 highest consecutive calendar years’ earnings out of the last 10 years of employment) multiplied by the employee’s years of service not in excess of 40 years, and (ii) 0.65% of Final Average Annual Compensation in excess of “covered compensation” multiplied by years of service not in excess of 35 years.  “Covered compensation” means the average of the social security taxable wage base during the 35 year period ending with the year the employee attains social security retirement age.  Early retirement, with reduced monthly benefits, is available at age 55 after 15 years of service.  The Pension Plan provides for 100% vesting after 5 years of service, and provides for a death benefit to a vested participant’s surviving spouse.  The costs of benefits under the Pension Plan, which are borne by the Company, are computed actuarially and defrayed by earnings from the Pension Plan’s investments.  The compensation covered by the Pension Plan includes total earnings before reduction for contributions to a cash or deferred profit-sharing plan (such as the 401(k) plan described above) and amounts used to pay group health insurance premiums and includes bonuses (such as amounts paid under the incentive compensation plan).  Compensation for the purposes of the Pension Plan may not exceed statutory limits; such limits were $245,000 in 2010, $235,000 in 2009 and $230,000 in 2008.

During the second quarter of 2009, the Company amended the Pension Plan to prohibit new entrants into the plan.

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes.  The contributions are invested to provide for benefits under the Pension Plan.  The Company expects that it will contribute $1,500,000 to the Pension Plan in 2011.

The following table reconciles the beginning and ending balances of the Pension Plan’s benefit obligation, as computed by the Company’s independent actuarial consultants, and its plan assets, with the difference between the two amounts representing the funded status of the Pension Plan as of the end of the respective year.

($ in thousands)	2010	2009	2008
Change in benefit obligation
Projected benefit obligation at beginning of year	$25,395	24,039	20,953
Service cost	1,754	1,687	1,453
Interest cost	1,555	1,360	1,231
Actuarial (gain) loss	2,830	(1,309)	765
Benefits paid	(394)	(382)	(363)
Projected benefit obligation at end of year	31,140	25,395	24,039
Change in plan assets
Plan assets at beginning of year	17,793	13,065	16,697
Actual return on plan assets	2,532	3,610	(4,669)
Employer contributions	2,500	1,500	1,400
Benefits paid	(394)	(382)	(363)
Other	–	–	–
Plan assets at end of year	22,431	17,793	13,065

Funded status at end of year	$(8,709)	(7,602)	(10,974)

The accumulated benefit obligation related to the Pension Plan was $22,124,000, $18,413,000, and $16,672,000 at December 31, 2010, 2009, and 2008, respectively.

The following table presents information regarding the amounts recognized in the consolidated balance sheets at December 31, 2010 and 2009 as it relates to the Pension Plan, excluding the related deferred tax assets.

($ in thousands)	2010	2009

Other assets – prepaid pension asset	$270	65
Other liabilities	(8,979)	(7,667)
	$(8,709)	(7,602)

The following table presents information regarding the amounts recognized in accumulated other comprehensive income (AOCI) at December 31, 2010 and 2009, as it relates to the Pension Plan.

($ in thousands)	2010	2009

Net loss	$8,889	7,562
Net transition obligation	34	36
Prior service cost	56	69
Amount recognized in AOCI before tax effect	8,979	7,667
Tax benefit	(3,547)	(3,028)
Net amount recognized as reduction to AOCI	$5,432	4,639

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the Pension Plan:

($ in thousands)	2010	2009

Prepaid pension cost as of beginning of fiscal year	$65	1,394
Net periodic pension cost for fiscal year	(2,295)	(2,829)
Actual employer contributions	2,500	1,500
Prepaid pension asset as of end of fiscal year	$270	65

Net pension cost for the Pension Plan included the following components for the years ended December 31, 2010, 2009, and 2008:

($ in thousands)	2010	2009	2008

Service cost – benefits earned during the period	$1,754	1,687	1,453
Interest cost on projected benefit obligation	1,555	1,360	1,231
Expected return on plan assets	(1,479)	(998)	(1,446)
Net amortization and deferral	465	780	270
Net periodic pension cost	$2,295	2,829	1,508

The estimated net loss, transition obligation, and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $457,000, $2,000, and $13,000, respectively.

  The following table is an estimate of the benefits that will be paid in accordance with the Pension Plan during the indicated time periods:

($ in thousands)	Estimated benefit payments
Year ending December 31, 2011	$530
Year ending December 31, 2012	649
Year ending December 31, 2013	818
Year ending December 31, 2014	1,021
Year ending December 31, 2015	1,072
Years ending December 31, 2016-2020	8,494

For each of the years ended December 31, 2010, 2009, and 2008, the Company used an expected long-term rate-of-return-on-assets assumption of 7.75%.  The Company arrived at this rate based primarily on a third-party investment consulting firm’s historical analysis of investment returns, which indicated that the mix of the Pension Plan’s assets (generally 75% equities and 25% fixed income) can be expected to return approximately 7.75% on a long term basis.

Funds in the Pension Plan are invested in a mix of investment types in accordance with the Pension Plan’s investment policy, which is intended to provide an average annual rate of return of 7% to 10%, while maintaining proper diversification.  Except for Company stock, all of the Pension Plan’s assets are invested in an unaffiliated bank money market account or mutual funds.  The investment policy of the Pension Plan does not permit the use of derivatives, except to the extent that derivatives are used by any of the mutual funds invested in by the Pension Plan.  The following table presents the targeted mix of the Pension Plan’s assets as of December 31, 2010, as set out by the Plan’s investment policy:

Investment type	Targeted % of Total Assets	Acceptable Range % of Total Assets

Fixed income investments
Cash/money market account	2%	1%-5%
US government bond fund	10%	10%-20%
US corporate bond fund	10%	5%-15%
US corporate high yield bond fund	5%	0%-10%
Equity investments
Large cap value fund	20%	20%-30%
Large cap growth fund	20%	20%-30%
Mid cap growth fund	10%	5%-15%
Small cap growth fund	8%	5%-15%
Foreign equity fund	10%	5%-15%
Company stock	5%	0%-10%

The Pension Plan’s investment strategy contains certain investment objectives and risks for each permitted investment category.   To ensure that risk and return characteristics are consistently followed, the Pension Plan’s investments are reviewed at least semi-annually and rebalanced within the acceptable range.  Performance measurement of the investments employs the use of certain investment category and peer group benchmarks.  The investment category benchmarks as of December 31, 2010 are as follows:

Investment Category	Investment Category Benchmark	Range of Acceptable Deviation from Investment Category Benchmark

Fixed income investments
Cash/money market account	Citigroup Treasury Bill Index – 3 month	0-50 basis points
US government bond fund	Barclays Intermediate Government Bond Index	0-200 basis points
US corporate bond fund	Barclays Aggregate Index	0-200 basis points
US corporate high yield bond fund	Barclays High Yield Index	0-200 basis points
Equity investments
Large cap value fund	Russell 1000 Value Index	0-300 basis points
Large cap growth fund	Russell 1000 Growth Index	0-300 basis points
Mid cap growth fund	S&P Mid Cap Index	0-300 basis points
Small cap growth fund	Russell 2000 Growth Index	0-300 basis points
Foreign equity fund	MSCI EAFE Index	0-300 basis points
Company stock	Russell 2000 Index	0-300 basis points

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

The Pension Plan invests in various investment securities which are exposed to various risks such as interest rate, market, and credit risks.  All of these risks are monitored and managed by the Company.  No significant concentration of risk exists within the plan assets at December 31, 2010.

The fair values of the Company’s pension plan assets at December 31, 2010, by asset category, are as follows:

($ in thousands)
	Total Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fixed income investments
Money market funds	$525	−	525	−
US government bond fund	1,987	1,987	−	−
US corporate bond fund	2,038	2,038	−	−
US corporate high yield bond fund	1,147	1,147	−	−

Equity investments
Large cap value fund	4,634	4,634	−	−
Large cap growth fund	4,623	4,623	−	−
Small cap growth fund	2,106	2,106	−	−
Mid cap growth fund	2,523	2,523	−	−
Foreign equity fund	2,286	2,286	−	−
Company stock	562	562	−	−
Total	$22,431	21,906	525	−

The fair values of the Company’s pension plan assets at December 31, 2009, by asset category, are as follows:

($ in thousands)
	Total Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fixed income investments
Money market funds	$1,597	−	1,597	−
US government bond fund	1,399	1,399	−	−
US corporate bond fund	1,503	1,503	−	−
US corporate high yield bond fund	867	867	−	−

Equity investments
Large cap value fund	3,452	3,452	−	−
Large cap growth fund	3,419	3,419	−	−
Mid-small cap growth fund	3,249	3,249	−	−
Foreign equity fund	1,794	1,794	−	−
Company stock	513	513	−	−
Total	$17,793	16,196	−	−

The following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used at December 31, 2010 and 2009.

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

The following table reconciles the beginning and ending balances of the SERP’s benefit obligation, as computed by the Company’s independent actuarial consultants:

($ in thousands)	2010	2009	2008
Change in benefit obligation
Projected benefit obligation at beginning of year	$6,222	5,239	4,711
Service cost	408	464	454
Interest cost	377	328	264
Actuarial (gain) loss	531	296	(85)
Benefits paid	(105)	(105)	(105)
Projected benefit obligation at end of year	7,433	6,222	5,239
Plan assets	─	─	─
Funded status at end of year	$(7,433)	(6,222)	(5,239)

The accumulated benefit obligation related to the SERP was $5,623,000, $4,882,000, and $4,185,000 at December 31, 2010, 2009, and 2008, respectively.

The following table presents information regarding the amounts recognized in the consolidated balance sheets at December 31, 2010 and 2009 as it relates to the SERP, excluding the related deferred tax assets.

($ in thousands)	2010	2009

Other assets – prepaid pension asset (liability)	$(5,507)	(4,726)
Other liabilities	(1,926)	(1,496)
	$(7,433)	(6,222)

The following table presents information regarding the amounts recognized in AOCI at December 31, 2010 and 2009.

($ in thousands)	2010	2009

Net (gain)/loss	$1,805	1,357
Prior service cost	121	139
Amount recognized in AOCI before tax effect	1,926	1,496
Tax benefit	(761)	(590)
Net amount recognized as reduction to AOCI	$1,165	906

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the SERP:

($ in thousands)	2010	2009

Prepaid pension cost (liability) as of beginning of fiscal year	$(4,727)	(3,914)
Net periodic pension cost for fiscal year	(885)	(917)
Benefits paid	105	105
Prepaid pension cost (liability) as of end of fiscal year	$(5,507)	(4,726)

Net pension cost for the SERP included the following components for the years ended December 31, 2010, 2009, and 2008:

($ in thousands)	2010	2009	2008

Service cost – benefits earned during the period	$408	464	454
Interest cost on projected benefit obligation	377	328	264
Net amortization and deferral	100	125	72
Net periodic pension cost	$885	917	790

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $102,000 and $19,000, respectively.

The following table is an estimate of the benefits that will be paid in accordance with the SERP during the indicated time periods:

($ in thousands)	Estimated benefit payments
Year ending December 31, 2011	$190
Year ending December 31, 2012	222
Year ending December 31, 2013	317
Year ending December 31, 2014	312
Year ending December 31, 2015	306
Years ending December 31, 2016-2020	2,788

The following assumptions were used in determining the actuarial information for the Pension Plan and the SERP for the years ended December 31, 2010, 2009, and 2008:

	2010		2009		2008
	Pension Plan	SERP	Pension Plan	SERP	Pension Plan	SERP
Discount rate used to determine net periodic pension cost	6.00%	6.00%	5.75%	5.75%	6.00%	6.00%
Discount rate used to calculate end of year liability disclosures	5.59%	5.59%	6.00%	6.00%	5.75%	5.75%
Expected long-term rate of return on assets	7.75%	n/a	7.75%	n/a	7.75%	n/a
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

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

In the normal course of the Company’s business, there are various outstanding commitments and contingent liabilities such as commitments to extend credit, that are not reflected in the financial statements.  At December 31, 2010, the Company had outstanding loan commitments of $300,911,000, of which $262,865,000 were at variable rates and $38,046,000 were at fixed rates.  Included in outstanding loan commitments were unfunded commitments of $208,342,000 on revolving credit plans, of which $178,267,000 were at variable rates and $30,075,000 were at fixed rates.

At December 31, 2010 and 2009, the Company had $7,537,000 and $7,646,000, respectively, in standby letters of credit outstanding.  The Company has no carrying amount for these standby letters of credit at either of those dates.  The nature of the standby letters of credit is a guarantee made on behalf of the Company’s customers to suppliers of the customers to guarantee payments owed to the supplier by the customer.  The standby letters of credit are generally for terms for one year, at which time they may be renewed for another year if both parties agree.  The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier.  The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the standby letter of credit.  In the event that the Company is required to honor a standby letter of credit, a note, already executed with the customer, is triggered which provides repayment terms and any collateral.  Over the past ten years, the Company has had to honor one standby letter of credit, which was repaid by the borrower without any loss to the Company.  Management expects any draws under existing commitments to be funded through normal operations.

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

The Company’s investment portfolio consists principally of obligations of government-sponsored enterprises, mortgage-backed securities guaranteed by government-sponsored enterprises, corporate bonds, FHLB stock and general obligation municipal securities.  The following are the fair values at December 31, 2010 of available for sale and held to maturity securities to any one issuer/guarantor that exceed $2.0 million, with such amounts representing the maximum amount of credit risk that the Company would incur if the issuer did not repay the obligation.

($ in thousands) Issuer	Amortized Cost	Fair Value
Federal Home Loan Bank System - bonds	$32,519	32,529
Federal Home Loan Bank of Atlanta - common stock	14,759	14,759
Federal Farm Credit bonds	10,913	10,744
Freddie Mac - mortgage-backed securities	4,946	5,203
Fannie Mae - mortgage-backed securities	15,668	16,578
Ginnie Mae - mortgage-backed securities	61,800	63,903
Small Business Administration - pooled bonds	22,246	21,776
Bank of America - trust preferred securities	7,101	7,061
First Citizens Bancorp (North Carolina) - trust preferred security	2,100	2,088
Wells Fargo - trust preferred security	2,559	2,553
First Citizens Bancorp (South Carolina) – bond / trust preferred securities	3,994	3,628

Until February 27, 2009, the FHLB redeemed their stock at par as borrowings were repaid.  On February 27, 2009, the FHLB announced that they would no longer automatically redeem their stock when loans are repaid.  Instead, they stated that they would evaluate whether they would repurchase stock on a quarterly basis.  During the second half of 2010, the FHLB repurchased $1.8 million of stock from the Company.

The Company places its deposits and correspondent accounts with the Federal Home Loan Bank of Atlanta, the Federal Reserve Bank, and Bank of America and sells its federal funds to Bank of America.  At December 31, 2010, the Company had deposits in the Federal Home Loan Bank of Atlanta totaling $28.1 million, deposits of $126.2 million in the Federal Reserve Bank, and deposits of $33.7 million in Bank of America and federal funds sold to Bank of America of $0.9 million.  None of the deposits held at the Federal Home Loan Bank of Atlanta, the Federal Reserve Bank, or the federal funds sold to Bank of America are FDIC-insured, however the Federal Reserve Bank is a government entity and therefore risk of loss is minimal.  The deposits held at Bank of America are fully guaranteed by the FDIC under its Temporary Liquidity Guarantee Program which guarantees, until December 31, 2013, an unlimited amount of non-interest bearing deposits.

Note 13.  Fair Value of Financial Instruments

As discussed in Note 1(o), the Company is required to disclose estimated fair values for its financial instruments.  Fair value estimates as of December 31, 2010 and 2009 and limitations thereon are set forth below for the Company’s financial instruments.  See Note 1(o) for a discussion of fair value methods and assumptions, as well as fair value information for off-balance sheet financial instruments.

	December 31, 2010		December 31, 2009
($ in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	$56,821	56,821	60,071	60,071
Due from banks, interest-bearing	154,320	154,320	283,175	283,175
Federal funds sold	861	861	7,626	7,626
Securities available for sale	181,182	181,182	179,755	179,755
Securities held to maturity	54,018	53,312	34,413	34,947
Presold mortgages in process of settlement	3,962	3,962	3,967	3,967
Loans - non-covered, net of allowance	2,044,729	2,020,109	2,095,500	2,063,267
Loans - covered, net of allowance	359,973	359,973	520,022	520,022
FDIC indemnification asset	123,719	122,351	143,221	141,253
Accrued interest receivable	13,579	13,579	14,783	14,783

Deposits	2,652,613	2,657,214	2,933,108	2,942,539
Securities sold under agreements to repurchase	54,460	54,460	64,058	64,058
Borrowings	196,870	168,508	176,811	141,176
Accrued interest payable	2,082	2,082	3,054	3,054

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

Relevant accounting guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2010.

($ in thousands)
Description of Financial Instruments	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$43,273	—	43,273	—
Mortgage-backed securities	107,460	—	107,460	—
Corporate bonds	15,330	—	15,330	—
Equity securities	15,119	360	14,759	—
Total available for sale securities	$181,182	360	180,822	—

Nonrecurring
Impaired loans – covered	$72,825	—	72,825	—
Impaired loans – non-covered	96,003	—	96,003	—
Other real estate – covered	94,891	—	94,891	—
Other real estate – non-covered	21,081	—	21,081	—

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2009.

($ in thousands)
Description of Financial Instruments	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$36,518	—	36,518	—
Mortgage-backed securities	111,797	—	111,797	—
Corporate bonds	14,436	—	14,436	—
Equity securities	17,004	485	16,519	—
Total available for sale securities	$179,755	485	179,270	—

Nonrecurring
Impaired loans – covered	$94,746	—	94,746	—
Impaired loans – non-covered	45,857	—	45,857	—
Other real estate – covered	47,430	—	47,430	—
Other real estate – non-covered	8,793	—	8,793	—

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

Impaired loans — Fair values for impaired loans in the above table are collateral dependent and are estimated based on underlying collateral values, which are then adjusted for the cost related to liquidation of the collateral.

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

There were no transfers to or from Level 1 and 2 during the year ended December 31, 2010.

For the year ended December 31, 2010, the increase in the fair value of securities available for sale was $646,000, which is included in other comprehensive income (net of taxes of $252,000).  For the year ended December 31, 2009, the increase in the fair value of securities available for sale was $1,559,000, which is included in other comprehensive income (net of taxes of $608,000).  Fair value measurement methods at December 31, 2010 and 2009 are consistent with those used in prior reporting periods.

Note 14.  Equity-Based Compensation Plans

At December 31, 2010, the Company had the following equity-based compensation plans:  the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, the First Bancorp 1994 Stock Option Plan, and one plan that was assumed from an acquired entity.  The Company’s shareholders approved all equity-based compensation plans, except for those assumed from acquired companies.  The First Bancorp 2007 Equity Plan became effective upon the approval of shareholders on May 2, 2007.  As of December 31, 2010, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

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

Prior to the June 17, 2008 grant, stock option grants to employees generally had five-year vesting schedules (20% vesting each year) and had been irregular, usually falling into three categories - 1) to attract and retain new employees, 2) to recognize changes in responsibilities of existing employees, and 3) to periodically reward exemplary performance.  Compensation expense associated with these types of grants is recorded pro-ratably over the vesting period.  As it relates to directors, until 2010 the Company has historically granted 2,250 vested stock options to each of the Company’s non-employee directors in June of each year.  In June 2010, the Company granted 1,039 common shares to each non-employee director, which had approximately the same value as 2,250 stock options.  Compensation expense associated with these director grants is recognized on the date of grant since there are no vesting conditions.

The June 17, 2008 grant of a combination of performance units and stock options have both performance conditions (earnings per share targets) and service conditions that must be met in order to vest.  The 262,599 stock options and 81,337 performance units represent the maximum number of options and performance units that could have vested if the Company were to achieve specified maximum goals for earnings per share during the three annual performance periods ending on December 31, 2008, 2009, and 2010.  Up to one-third of the total number of options and performance units granted are subject to vesting annually as of December 31 of each year beginning in 2010, if (1) the Company achieves specific earnings per share (EPS) goals during the corresponding performance period and (2) the executive or key employee continues employment for a period of two years beyond the corresponding performance period.  Compensation expense for this grant is recorded over the various service periods based on the estimated number of options and performance units that are probable to vest.  If the awards do not vest, no compensation cost is recognized and any previously recognized compensation cost will be reversed.  The Company did not achieve the minimum earnings per share performance goal for 2008 or 2010, and thus two-thirds of the above grant was permanently forfeited.  As a result of the significant acquisition gain realized in June 2009 related to a failed bank acquisition (see Note 2), the Company achieved the EPS goal for 2009 and recorded compensation expense of $299,000 in each of 2009 and 2010.  Assuming no forfeitures, the Company will also record compensation expense of approximately $299,000 in 2011 as a result of the vesting of the 2009 performance period awards.

The December 11, 2009 grant of 29,267 long-term restricted shares of common stock to senior executives vests in accordance with the minimum rules for long-term equity grants for companies participating in the TARP.  These rules require that the vesting of the stock be tied to repayment of the financial assistance.  For each 25% of total financial assistance repaid, 25% of the total long-term restricted stock may become transferrable.  The total compensation expense associated with this grant was $398,000 and is being initially amortized over a four year period.  The amount of compensation expense recorded by the Company in 2009 was insignificant.  The Company recorded approximately $99,000 in 2010 related to this equity grant.  See Note 18 for further information related to the Company’s participation in the TARP.

Under the terms of the Predecessor Plans and the 2007 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years.  The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).

At December 31, 2010, there were 636,609 options outstanding related to the three First Bancorp plans, with exercise prices ranging from $14.35 to $22.12.  At December 31, 2010, there were 964,004 shares remaining available for grant under the First Bancorp 2007 Equity Plan.  The Company also has a stock option plan as a result of a corporate acquisition.  At December 31, 2010, there were 5,788 stock options outstanding in connection with the acquired plan, with option prices ranging from $10.66 to $15.22.

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

The Company’s only equity grants for the year ended December 31, 2010 were the issuance of 15,585 shares of common stock to non-employee directors on June 1, 2010 (1,039 shares per director).  The fair market value of the Company’s common stock on the grant date was $15.51 per share, which was the closing price of the Company’s common stock on that date.

The per share weighted-average fair value of options granted during 2009 and 2008 was $6.06 and $5.09, respectively, on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2009	2008
Expected dividend yield	2.23%	4.58%
Risk-free interest rate	3.28%	4.17%
Expected life	7 years	9.7 years
Expected volatility	46.32%	34.65%

The Company recorded stock-based compensation expense of $640,000, $449,000, and $143,000 for the years ended December 31, 2010, 2009, and 2008, respectively.  Of the $640,000 in expense that was recorded in 2010, approximately $299,000 related to the June 17, 2008 grants to 19 senior officers and is classified as “personnel expense” on the Consolidated Statements of Income, approximately $99,000 related to the December 11, 2009 equity grant (also classified as “personnel expense”), and the remaining $242,000 relates to the June 1, 2010 director grants and is classified as “other operating expenses.” Of the $449,000 in expense that was recorded in 2009, approximately $299,000 related to the June 17, 2008 grants to 19 senior officers and is classified as “personnel expense” on the Consolidated Statements of Income, while $150,000 relates to the June

1, 2009 director grants and is classified as “other operating expenses.”  Substantially all of the expense recorded in 2008 relates to the June 1 director grants and is classified as “other operating expenses.”  Stock-based compensation expense is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows.  The Company recognized $250,000, $180,000, and $53,000 of income tax benefits related to stock-based compensation expense in the income statement for the years ended December 31, 2010, 2009, and 2008, respectively.

At December 31, 2010, the Company had $32,000 of unrecognized compensation costs related to unvested stock options that have vesting requirements based solely on service conditions.  At December 31, 2010, the Company had $300,000 in unrecognized compensation expense associated with the June 17, 2008 award grant that has both performance conditions and service conditions.

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

The following table presents information regarding the activity since December 31, 2007 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at December 31, 2007	607,982	$17.38

Granted	296,849	16.63
Assumed in corporate acquisition	88,409	14.39
Exercised	(76,849)	13.83		$304,330
Forfeited	(87,515)	16.53
Expired	–	–

Balance at December 31, 2008	828,876	$17.21

Granted	27,000	14.35
Exercised	(73,843)	13.14		$251,000
Forfeited	−	−
Expired	(28,917)	11.52

Balance at December 31, 2009	753,116	$17.73

Granted	−	−
Exercised	(18,667)	10.46		$97,940
Forfeited	(87,536)	16.53
Expired	(4,500)	15.69

Outstanding at December 31, 2010	642,413	$18.11	3.8	$79,768

Exercisable at December 31, 2010	568,467	$18.30	3.3	$79,768

The Company received $171,000, $393,000, and $705,000 as a result of stock option exercises during the years ended December 31, 2010, 2009, and 2008, respectively.  The Company recorded $36,000, $73,000, and $65,000 in associated tax benefits from the exercise of nonqualified stock options during the years ended December 31, 2010, 2009, and 2008, respectively.

The following table summarizes information about the stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/10	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/10	Weighted- Average Exercise Price

$8.85 to $11.06	3,431	1.5	$10.66	3,431	$10.66
$11.06 to $13.27	−	−	−	−	−
$13.27 to $15.48	171,404	1.9	15.18	171,404	15.18
$15.48 to $17.70	201,848	5.0	16.51	130,902	16.51
$17.70 to $19.91	56,250	4.7	19.65	56,250	19.65
$19.91 to $22.12	209,480	3.9	21.76	206,480	21.78
	642,413	3.8	$18.11	568,467	$18.30

As discussed above, the Company granted 81,337 performance units to 19 senior officers on June 17, 2008.  Each performance unit represents the right to acquire one share of the Company’s common stock upon satisfaction of the vesting conditions.  The fair market value of the Company’s common stock on the grant date was $16.53 per share.  One-third of this grant was forfeited on December 31, 2008 and another one-third was forfeited on December 31, 2010 because the Company failed to meet the minimum performance goal required for vesting.  Also as discussed above, the Company granted 29,267 long-term restricted shares of common stock to certain senior executives on December 11, 2009.

The following table presents information regarding the activity during 2008, 2009, and 2010 related to the Company’s outstanding performance units and restricted stock:

	Nonvested Performance Units		Long-Term Restricted Stock
	Number of Units	Weighted-Average Grant-Date Fair Value	Number of Units	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2008	–	$–	–	$–

Granted during the period	81,337	16.53	–	–
Vested during the period	–	–	–	–
Forfeited or expired during the period	(27,112)	16.53	–	–

Nonvested at December 31, 2008	54,225	$16.53	–	$–

Granted during the period	–	–	29,267	$13.59
Vested during the period	–	–	–	–
Forfeited or expired during the period	–	–	–	–

Nonvested at December 31, 2009	54,225	$16.53	29,267	$13.59

Granted during the period	–	–	–	–
Vested during the period	–	–	–	–
Forfeited or expired during the period	(27,112)	16.53	–	–

Nonvested at December 31, 2010	27,113	$16.53	29,267	$13.59

Note 15.  Regulatory Restrictions

The Company is regulated by the Federal Reserve Board and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission.  The Bank is regulated by the FDIC and the North Carolina Commissioner of Banks.

The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiary, the Bank.  The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87.  As of December 31, 2010, the Bank had undivided profits of approximately $191,819,000 which were available for the payment of dividends (subject to remaining in compliance with regulatory capital requirements).  As of December 31, 2010, approximately $182,356,000 of the Company’s investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.

The average reserve balance maintained by the Bank under the requirements of the Federal Reserve Board was approximately $25,000 for the year ended December 31, 2010.

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

In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines applicable to banks for classification as “well capitalized,” which are presented with the minimum ratios, the Company’s ratios and the Bank’s ratios as of December 31, 2010 and 2009 in the following table.  Based on the most recent notification from its regulators, the Bank is well capitalized under the framework.  There are no conditions or events since that notification that management believes have changed the Company’s classification.

Also see Note 18 for discussion of the sale of $65 million in preferred stock in January 2009 that increased the Company’s capital ratios.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
			(must equal or exceed)		(must equal or exceed)
As of December 31, 2010
Total Capital Ratio
Company	$351,097	16.57%	$169,493	8.00%	$	N/A	N/A
Bank	330,560	15.62%	169,340	8.00%		211,675	10.00%
Tier I Capital Ratio
Company	324,330	15.31%	84,746	4.00%		N/A	N/A
Bank	303,817	14.35%	84,670	4.00%		127,005	6.00%
Leverage Ratio
Company	324,330	10.28%	126,212	4.00%		N/A	N/A
Bank	303,817	9.63%	126,228	4.00%		157,785	5.00%

As of December 31, 2009
Total Capital Ratio
Company	$349,858	15.14%	$184,904	8.00%	$	N/A	N/A
Bank	346,178	14.99%	184,732	8.00%		230,915	10.00%
Tier I Capital Ratio
Company	320,862	13.88%	92,452	4.00%		N/A	N/A
Bank	317,209	13.74%	92,366	4.00%		138,549	6.00%
Leverage Ratio
Company	320,862	9.30%	137,987	4.00%		N/A	N/A
Bank	317,209	9.20%	137,868	4.00%		172,335	5.00%

Note 16.  Supplementary Income Statement Information

Components of other noninterest income/expense exceeding 1% of total income for any of the years ended December 31, 2010, 2009, and 2008 are as follows:

($ in thousands)	2010	2009	2008

Other service charges, commissions, and fees – debit interchange income	$2,521	2,081	1,678
Other service charges, commissions, and fees – other interchange income	912	980	866

Other operating expenses – interchange expense	1,368	1,278	955
Other operating expenses – stationery and supplies	2,563	2,181	1,903
Other operating expenses – telephone expense	2,053	1,847	1,349
Other operating expenses – FDIC insurance expense	4,387	5,500	1,157
Other operating expenses – repossession and collection – non-covered	2,138	871	536
Other operating expenses – repossession and collection – covered, net of FDIC reimbursement	2,617	795	−

Note 17.  Condensed Parent Company Information

Condensed financial data for First Bancorp (parent company only) follows:

CONDENSED BALANCE SHEETS	As of December 31,
($ in thousands)	2010	2009
Assets
Cash on deposit with bank subsidiary	$21,826	4,322
Investment in wholly-owned subsidiaries, at equity	369,107	384,329
Premises and Equipment	172	183
Other assets	1,660	1,685
Total assets	$392,765	390,519

Liabilities and shareholders’ equity
Trust preferred securities	$46,394	46,394
Other liabilities	1,768	1,742
Total liabilities	48,162	48,136

Shareholders’ equity	344,603	342,383
Total liabilities and shareholders’ equity	$392,765	390,519

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
($ in thousands)	2010	2009	2008

Dividends from wholly-owned subsidiaries	$26,250	13,250	8,500
Earnings of wholly-owned subsidiaries, net of dividends	(14,536)	49,024	16,694
Interest expense	(1,054)	(1,356)	(3,312)
All other income and expenses, net	(678)	(659)	123
Net income	9,982	60,259	22,005

Preferred stock dividends and accretion	(4,107)	(3,972)	—

Net income available to common shareholders	$5,875	56,287	22,005

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
($ in thousands)	2010	2009	2008

Operating Activities:
Net income	$9,982	60,259	22,005
Equity in undistributed earnings of subsidiaries	−	(49,024)	(16,694)
Dividend from subsidiaries in excess of earnings	14,536	−	−
Decrease in other assets	32	72	132
Increase (decrease) in other liabilities	17	(349)	(91)
Total – operating activities	24,567	10,958	5,352
Investing Activities:
Downstream cash investment in subsidiary	─	(45,000)	─
Cash proceeds from dissolution of subsidiary	706	─	─
Proceeds from sales of investments	─	─	500
Net cash received in acquisition of Great Pee Dee Bancorp, Inc.	─	─	485
Total – investing activities	706	(45,000)	985
Financing Activities:
Repayments of borrowings, net	─	(20,000)	─
Payment of cash dividends	(8,609)	(9,908)	(11,738)
Proceeds from issuance of preferred stock and common stock warrants	─	65,000	─
Proceeds from issuance of common stock	840	1,505	1,957
Total - financing activities	(7,769)	36,597	(9,781)
Net increase (decrease) in cash	17,504	2,555	(3,444)
Cash, beginning of year	4,322	1,767	5,211
Cash, end of year	$21,826	4,322	1,767

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

For the years ended December 31, 2010 and 2009, the Company accrued approximately $3,250,000 and $3,169,000, respectively, in preferred dividend payments and accreted $857,000 and $803,000, respectively, of the discount on the preferred stock.  These amounts are deducted from net income in computing “Net income available to common shareholders.”

Note 19.  Subsequent Event

On January 21, 2011, the Company announced that it had entered into a purchase and assumption agreement with the FDIC to purchase substantially all of the assets and liabilities of The Bank of Asheville in Asheville, North Carolina.  The Bank of Asheville operated through five branches with approximately $193 million in total assets, including $154 million in loans, and $196 million in liabilities, including $192 million in deposits.  Substantially all of the loans and foreclosed real-estate are covered by loss share agreements with the FDIC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First Bancorp
Troy, North Carolina

We have audited the accompanying consolidated balance sheets of First Bancorp and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Elliott Davis, PLLC

Greenville, South Carolina
March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First Bancorp
Troy, North Carolina

We have audited the internal control over financial reporting of First Bancorp and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/  Elliott Davis, PLLC

Greenville, South Carolina
March 15, 2011

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2010.

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

Elliott Davis, PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2010, and audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2010, as stated in their report, which is included in Item 8 hereof.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during, or subsequent to, the fourth quarter of 2010 that were reasonably likely to materially affect our internal control over financial reporting.

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

10.q	Form of Stock Option and Performance Unit Award Agreement was filed as Exhibit 10 to the Company’s Form 8-K filed on June 23, 2008 and is incorporated herein by reference. (*)

10.r
Description of Director Compensation pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K was filed as Exhibit 10.q to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 and is incorporated herein by reference.

10.s
Letter Agreement, dated January 9, 2009, including Securities Purchase Agreement—Standard Terms, between First Bancorp and the United States Department of the Treasury was filed as Exhibit 10.1 to the Company’s Form 8-K Current Report filed on January 13, 2009, and is incorporated herein by reference.

10.t
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Cooperative Bank, Federal Deposit Insurance Corporation and First Bank dated as of June 19, 2009 was filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 24, 2009, and is incorporated herein by reference.

10.u
Form of Waiver by Senior Officers (TARP Capital Purchase Program) was filed as Exhibit 10.a to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and is incorporated herein by reference.

10.v
Form of Restricted Stock Award Agreement under the First Bancorp 2007 Equity Plan was filed as Exhibit 10.u to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and is incorporated herein by reference. (*)

10.w
First Bancorp Employees’ Pension Plan, including amendments, was filed as Exhibit 10.v to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and is incorporated herein by reference. (*)

10.x
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Bank of Asheville, Federal Deposit Insurance Corporation and First Bank dated as of January 21, 2011 was filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 26, 2011, and is incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges.

21	List of Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm, Elliott Davis, PLLC

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certification of Principal Executive Officer pursuant to the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Principal Financial Officer pursuant to the Emergency Economic Stabilization Act of 2008.

(b)	Exhibits - see (a)(3) above

(c)	No financial statement schedules are filed herewith.

Copies of exhibits are available upon written request to:  First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC  27371

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Troy, and State of North Carolina, on the 16th day of March 2011.

First Bancorp

By:  /s/  Jerry L. Ocheltree
            Jerry L. Ocheltree
President, Chief Executive Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Company by the following persons and in the capacities and on the dates indicated.

Executive Officers

/s/  Jerry L. Ocheltree
    Jerry L. Ocheltree
President, Chief Executive Officer and Treasurer

/s/ Anna G. Hollers Anna G. Hollers Executive Vice President Chief Operating Officer / Secretary March 16, 2011	/s/ Eric P. Credle Eric P. Credle Executive Vice President Chief Financial Officer (Principal Accounting Officer) March 16, 2011

Board of Directors

/s/ Thomas F. Phillips Thomas F. Phillips Chairman of the Board Director March 16, 2011	/s/ James G. Hudson, Jr. James G. Hudson, Jr. Director March 16, 2011

/s/ Daniel T. Blue, Jr. Daniel T. Blue, Jr. Director March 16, 2011	/s/ Richard H. Moore Richard H. Moore Director March 16, 2011

/s/ Jack D. Briggs Jack D. Briggs Director March 16, 2011	/s/ Jerry L. Ocheltree Jerry L. Ocheltree Director March 16, 2011

/s/ R. Walton Brown R. Walton Brown Director March 16, 2011	/s/ George R. Perkins, Jr. George R. Perkins, Jr. Director March 16, 2011

/s/ David L. Burns David L. Burns Director March 16, 2011	/s/ Frederick L. Taylor II Frederick L. Taylor II Director March 16, 2011

/s/ John F. Burns John F. Burns Director March 16, 2011	/s/ Virginia C. Thomasson Virginia C. Thomasson Director March 16, 2011

/s/ Mary Clara Capel Mary Clara Capel Director March 16, 2011	/s/ Goldie H. Wallace Goldie H. Wallace Director March 16, 2011

/s/ James C. Crawford, III James C. Crawford, III Director March 16, 2011	/s/ Dennis A. Wicker Dennis A. Wicker Director March 16, 2011

/s/ R. Winston Dozier, Jr. R. Winston Dozier, Jr. Director March 16, 2011	/s/ John C. Willis John C. Willis Director March 16, 2011