Form 10-Q
period 2011-03-31
FIRST BANCORP /NC/
filed 2011-05-10
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [ X ] YES     [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] YES     [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

[ ] Large Accelerated Filer	[X] Accelerated Filer	[ ] Non-Accelerated Filer	[ ] Smaller Reporting Company
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [ ] YES     [X ] NO

The number of shares of the registrant's Common Stock outstanding on April 30, 2011 was 16,835,889.

INDEX
FIRST BANCORP AND SUBSIDIARIES

Index

FORWARD-LOOKING STATEMENTS

Part I of this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties.  Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning our opinions or judgment about future events.  Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions.  For additional information that could affect the matters discussed in this paragraph, see the “Risk Factors” section of our 2010 Annual Report on Form 10-K.

Index

Part I.  Financial Information
Item 1 - Financial Statements

First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands-unaudited)	March 31, 2011	December 31, 2010 (audited)	March 31, 2010
ASSETS
Cash and due from banks, noninterest-bearing	$59,985	56,821	51,827
Due from banks, interest-bearing	182,445	154,320	200,343
Federal funds sold	14,590	861	2,948
Total cash and cash equivalents	257,020	212,002	255,118

Securities available for sale	192,382	181,182	169,887
Securities held to maturity (fair values of $58,526, $53,312, and $44,074)	57,433	54,018	43,206

Presold mortgages in process of settlement	2,696	3,962	1,494

Loans – non-covered	2,045,998	2,083,004	2,117,873
Loans – covered by FDIC loss share agreement	440,212	371,128	488,259
Total loans	2,486,210	2,454,132	2,606,132
Allowance for loan losses – non-covered	(35,773)	(38,275)	(39,690)
Allowance for loan losses – covered	(7,002)	(11,155)	─
Total allowance for loan losses	(42,775)	(49,430)	(39,690)
Net loans	2,443,435	2,404,702	2,566,442

Premises and equipment	67,879	67,741	54,009
Accrued interest receivable	12,958	13,579	14,122
FDIC indemnification asset	140,937	123,719	117,003
Goodwill	65,835	65,835	65,835
Other intangible assets	4,575	4,523	5,182
Other real estate owned – non-covered	26,961	21,081	10,818
Other real estate owned – covered	95,868	94,891	68,044
Other	34,484	31,697	22,028
Total assets	$3,402,463	3,278,932	3,393,188

LIABILITIES
Deposits: Demand - noninterest-bearing	$332,168	292,759	282,298
NOW accounts	349,677	292,623	313,975
Money market accounts	516,045	500,360	537,296
Savings accounts	161,869	153,325	155,603
Time deposits of $100,000 or more	806,735	762,990	833,537
Other time deposits	677,947	650,456	747,843
Total deposits	2,844,441	2,652,513	2,870,552
Securities sold under agreements to repurchase	72,951	54,460	67,394
Borrowings	108,833	196,870	76,695
Accrued interest payable	2,328	2,082	2,935
Other liabilities	24,520	28,404	29,983
Total liabilities	3,053,073	2,934,329	3,047,559

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued and outstanding: 65,000 shares	65,000	65,000	65,000
Discount on preferred stock	(2,703)	(2,932)	(3,575)
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued and outstanding: 16,824,489, 16,801,426, and 16,739,005 shares	99,989	99,615	98,440
Common stock warrants	4,592	4,592	4,592
Retained earnings	187,401	183,413	184,982
Accumulated other comprehensive income (loss)	(4,889)	(5,085)	(3,810)
Total shareholders’ equity	349,390	344,603	345,629
Total liabilities and shareholders’ equity	$3,402,463	3,278,932	3,393,188

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Income
($ in thousands, except share data-unaudited)	Three Months Ended March 31,
	2011	2010
INTEREST INCOME
Interest and fees on loans	$36,807	38,218
Interest on investment securities:
Taxable interest income	1,432	1,530
Tax-exempt interest income	500	354
Other, principally overnight investments	90	207
Total interest income	38,829	40,309

INTEREST EXPENSE
Savings, NOW and money market	1,230	1,864
Time deposits of $100,000 or more	2,604	3,472
Other time deposits	2,169	3,224
Securities sold under agreements to repurchase	50	114
Borrowings	462	458
Total interest expense	6,515	9,132

Net interest income	32,314	31,177
Provision for loan losses – non-covered	7,570	7,623
Provision for loan losses – covered	3,773	─
Total provision for loan losses	11,343	7,623
Net interest income after provision for loan losses	20,971	23,554

NONINTEREST INCOME
Service charges on deposit accounts	2,954	3,465
Other service charges, commissions and fees	1,606	1,377
Fees from presold mortgages	295	372
Commissions from sales of insurance and financial products	355	422
Gain from acquisition	10,196	─
Foreclosed property losses and write-downs – non-covered	(1,353)	─
Foreclosed property losses and write-downs – covered	(4,934)	─
FDIC indemnification asset income, net	5,040	─
Securities gains	14	9
Other gains	20	49
Total noninterest income	14,193	5,694

NONINTEREST EXPENSES
Salaries	9,711	8,616
Employee benefits	3,202	2,484
Total personnel expense	12,913	11,100
Net occupancy expense	1,672	1,888
Equipment related expenses	1,062	1,139
Intangibles amortization	224	215
Merger expenses	351	─
Other operating expenses	8,821	7,938
Total noninterest expenses	25,043	22,280

Income before income taxes	10,121	6,968
Income taxes	3,746	2,530

Net income	6,375	4,438

Preferred stock dividends and accretion	(1,042)	(1,027)

Net income available to common shareholders	$5,333	3,411

Earnings per common share:
Basic	$0.32	0.20
Diluted	0.32	0.20

Dividends declared per common share	$0.08	0.08

Weighted average common shares outstanding:
Basic	16,813,941	16,732,518
Diluted	16,841,787	16,763,110
See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
($ in thousands-unaudited)	2011	2010

Net income	$6,375	4,438
Other comprehensive income (loss):
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period, pretax	190	895
Tax benefit	(74)	(349)
Reclassification to realized gains	(14)	(9)
Tax expense	5	4
Postretirement Plans:
Amortization of unrecognized net actuarial loss	140	117
Tax expense	(56)	(46)
Amortization of prior service cost and transition obligation	9	9
Tax expense	(4)	(4)
Other comprehensive income	196	617
Comprehensive income	$6,571	5,055

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In thousands, except per share - unaudited)	Preferred	Preferred Stock	Common Stock		Common Stock	Retained	Accumulated Other Comprehensive	Total Share- holders’
	Stock	Discount	Shares	Amount	Warrants	Earnings	Income (Loss)	Equity

Balances, January 1, 2010	$65,000	(3,789)	16,722	$98,099	4,592	182,908	(4,427)	342,383

Net income						4,438		4,438
Common stock issued under stock option plans			2	16				16
Common stock issued into dividend reinvestment plan			15	226				226
Cash dividends declared ($0.08 per common share)						(1,337)		(1,337)
Preferred dividends						(813)		(813)
Accretion of preferred stock discount		214				(214)		−
Stock-based compensation			–	99				99
Other comprehensive income							617	617

Balances, March 31, 2010	$65,000	(3,575)	16,739	$98,440	4,592	184,982	(3,810)	345,629

Balances, January 1, 2011	$65,000	(2,932)	16,801	$99,615	4,592	183,413	(5,085)	344,603

Net income						6,375		6,375
Common stock issued under stock option plans			2	31				31
Common stock issued into dividend reinvestment plan			14	210				210
Cash dividends declared ($0.08 per common share)						(1,345)		(1,345)
Preferred dividends						(813)		(813)
Accretion of preferred stock discount		229				(229)		−
Stock-based compensation			7	133				133
Other comprehensive income							196	196

Balances, March 31, 2011	$65,000	(2,703)	16,824	$99,989	4,592	187,401	(4,889)	349,390

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
($ in thousands-unaudited)	2011	2010
Cash Flows From Operating Activities
Net income	$6,375	4,438
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	11,343	7,623
Net security premium amortization	412	472
Purchase accounting accretion and amortization, net	(2,500)	(2,735)
Gain from acquisition	(10,196)	─
Foreclosed property losses and write-downs	6,287	─
FDIC indemnification asset income recorded, not yet received	(5,040)	─
Gain on securities available for sale	(14)	(9)
Other gains	(20)	(49)
Increase in net deferred loan costs	(207)	(123)
Depreciation of premises and equipment	1,092	984
Stock-based compensation expense	133	99
Amortization of intangible assets	224	215
Origination of presold mortgages in process of settlement	(20,082)	(17,134)
Proceeds from sales of presold mortgages in process of settlement	21,348	19,607
Decrease in accrued interest receivable	621	661
Decrease in other assets	759	1,692
Increase (decrease) in accrued interest payable	246	(119)
Increase (decrease) in other liabilities	(5,280)	5,264
Net cash provided by operating activities	5,501	20,886

Cash Flows From Investing Activities
Purchases of securities available for sale	(21,817)	(16,282)
Purchases of securities held to maturity	(3,232)	(9,935)
Proceeds from maturities/issuer calls of securities available for sale	11,469	26,598
Proceeds from maturities/issuer calls of securities held to maturity	686	1,117
Proceeds from sales of securities available for sale	2,518	─
Net decrease in loans	35,368	18,878
Proceeds from FDIC loss share agreements	31,214	20,914
Proceeds from sales of foreclosed real estate	6,772	3,016
Purchases of premises and equipment	(1,214)	(834)
Net cash received (paid) in acquisition	54,037	(170)
Net cash provided by investing activities	115,801	43,302

Cash Flows From Financing Activities
Net increase (decrease) in deposits and repurchase agreements	17,713	(58,036)
Repayments of borrowings, net	(92,081)	(100,000)
Cash dividends paid – common stock	(1,344)	(1,335)
Cash dividends paid – preferred stock	(813)	(813)
Proceeds from issuance of common stock	241	242
Net cash used by financing activities	(76,284)	(159,942)

Increase (decrease) in cash and cash equivalents	45,018	(95,754)
Cash and cash equivalents, beginning of period	212,002	350,872

Cash and cash equivalents, end of period	$257,020	255,118

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$6,269	9,251
Income taxes	8,200	77
Non-cash transactions:
Unrealized gain on securities available for sale, net of taxes	107	541
Foreclosed loans transferred to other real estate	19,441	29,441

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended March 31, 2011 and 2010

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2011 and 2010 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 2011 and 2010.  All such adjustments were of a normal, recurring nature.  Reference is made to the 2010 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements.  The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.  The Company has evaluated all subsequent events through the date the financial statements were issued.

Note 2 – Accounting Policies

Note 1 to the 2010 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements.  The following paragraphs update that information as necessary.

In July 2010, the FASB issued guidance that requires an entity to provide more information about the credit quality of its financing receivables, such as aging information, credit quality indicators and troubled debt restructurings, in the disclosures to its financial statements.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how the entity develops its allowance for credit losses and how it manages its credit exposure.  The required disclosures are effective for periods ending on or after December 15, 2010.  In January 2011, the FASB temporarily delayed the effective date of the required disclosures related to troubled debt restructurings.  The Company is required to include these disclosures in its interim and annual financial statements.  See Note 8 for required disclosures.

In April 2011, the FASB issued guidance to assist creditors with their determination of when a restructuring is a troubled debt restructuring.  The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties, as both events must be present.  Disclosures related to troubled debt restructurings will be effective for reporting periods beginning after June 15, 2011.

In December 2010, the FASB issued amended guidance to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings upon adoption.  Impairments occurring subsequent to adoption should be included in earnings.  The amendment was effective for the Company beginning January 1, 2011 and is not expected to impact the Company’s next goodwill impairment test.

Also in December 2010, the FASB issued amended guidance specifying that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also requires that the supplemental pro forma disclosures include a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This amendment is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2011.

Index

In April 2011, the FASB issued amended guidance that removed from the assessment of effective control of a transfer, the (1) criteria requiring the transferor to have the ability to repurchase or redeem the financial assets, and (2) collateral maintenance implementation guidance related to that criteria.  This guidance is effective for interim and annual periods beginning on or after December 15, 2011.  The Company does not expect the adoption of this guidance to materially impact the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Reclassifications

Certain amounts reported in the period ended March 31, 2010 have been reclassified to conform to the presentation for March 31, 2011.  These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

Note 4 – Acquisition of Bank of Asheville

On January 21, 2011, the Company announced that First Bank, its banking subsidiary, had entered into a loss share purchase and assumption agreement with the Federal Deposit Insurance Corporation (FDIC), as receiver for The Bank of Asheville, Asheville, North Carolina.  Earlier that day, the North Carolina Commissioner of Banks issued an order for the closure of The Bank of Asheville and appointed the FDIC as receiver.  According to the terms of the agreement, First Bank acquired substantially all of the assets and liabilities of The Bank of Asheville.  All deposits were assumed by First Bank with no losses to any depositor.

The Bank of Asheville operated through five branches in Asheville, North Carolina with total assets of approximately $198 million and 50 employees.

Substantially all of the loans and foreclosed real estate purchased are covered by loss share agreements between the FDIC and First Bank, which afford First Bank significant loss protection.  Under the loss share agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses.  The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction.  New loans made after that date are not covered by the loss share agreements.

First Bank received a $23.9 million discount on the assets acquired and paid no deposit premium.  The acquisition was accounted for under the purchase method of accounting in accordance with relevant accounting guidance.  The statement of net assets acquired as of January 21, 2011 and the resulting gain are presented in the following table.  The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value.  Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values becomes available.  The Company has recorded an estimated receivable from the FDIC in the amount of $42.2 million, which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Company.

An acquisition gain totaling $10.2 million resulted from the acquisition and is included as a component of noninterest income on the statement of income.  The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed.

Index

The statement of net assets acquired as of January 21, 2011 and the resulting gain that was recorded are presented in the following table.

($ in thousands)	As Recorded by The Bank of Asheville	Fair Value Adjustments		As Recorded by The Company
Assets
Cash and cash equivalents	$27,297	–		27,297
Securities	4,461	–		4,461
Loans	153,994	(51,726	)(a)	102,268
Core deposit intangible	−	277	(b)	277
FDIC indemnification asset	−	42,218	(c)	42,218
Foreclosed properties	3,501	(2,159	)(d)	1,342
Other assets	1,146	(370	)(e)	776
Total	190,399	(11,760)		178,639

Liabilities
Deposits	192,284	460	(f)	192,744
Borrowings	4,004	77	(g)	4,081
Other	111	1,447	(h)	1,558
Total	196,399	1,984		198,383

Excess of liabilities received over assets	(6,000)	(13,744)		(19,744)
Less: Asset discount	(23,940)
Cash received/receivable from FDIC at closing	29,940			29,940

Total gain recorded				$10,196

Explanation of Fair Value Adjustments
(a)	This estimated adjustment is necessary as of the acquisition date to write down The Bank of Asheville’s book value of loans to the estimated fair value as a result of future expected loan losses.

(b)
This fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm.  This amount was recorded by the Company as an identifiable intangible asset and will be amortized as an expense on a straight-line basis over the average life of the core deposit base, which is estimated to be seven years.

(c)	This adjustment is the estimated fair value of the amount that the Company expects to receive from the FDIC under its loss share agreements as a result of future loan losses.

(d)	This is the estimated adjustment necessary to write down The Bank of Asheville’s book value of foreclosed real estate properties to their estimated fair value as of the acquisition date.

(e)	This is an immaterial adjustment made to reflect fair value.

(f)
This fair value adjustment was recorded because the weighted average interest rate of The Bank of Asheville’s time deposits exceeded the cost of similar wholesale funding at the time of the acquisition.  This amount will be amortized to reduce interest expense on a declining basis over the life of the portfolio of approximately 48 months.

Index

(g)
This fair value adjustment was recorded because the interest rates of The Bank of Asheville’s fixed rate borrowings exceeded current interest rates on similar borrowings.  This amount was realized shortly after the acquisition by prepaying the borrowings at a premium and thus there will be no future amortization related to this adjustment.

(h)
This adjustment relates primarily to the estimate of what the Company will owe to the FDIC at the conclusion of the loss share agreements based on a pre-established formula set forth in those agreements that is based on total expected losses in relation to the amount of the discount bid.

The operating results of the Company for the period ended March 31, 2011 include the operating results of the acquired assets and assumed liabilities for the period subsequent to the acquisition date of January 21, 2011 and were not material to the three month period ended March 31, 2011.  Due primarily to the significant amount of fair value adjustments and the FDIC loss share agreements now in place, historical results of The Bank of Asheville are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

Note 5 – Equity-Based Compensation Plans

At March 31, 2011, the Company had the following equity-based compensation plans:  the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, the First Bancorp 1994 Stock Option Plan, and one plan that was assumed from an acquired entity.  The Company’s shareholders approved all equity-based compensation plans, except for those assumed from acquired companies.  The First Bancorp 2007 Equity Plan became effective upon the approval of shareholders on May 2, 2007.  As of March 31, 2011, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

The First Bancorp 2007 Equity Plan and its predecessor plans, the First Bancorp 2004 Stock Option Plan and the First Bancorp 1994 Stock Option Plan (“Predecessor Plans”), are intended to serve as a means to attract, retain and motivate key employees and directors and to associate the interests of the plans’ participants with those of the Company and its shareholders.  The Predecessor Plans only provided for the ability to grant stock options, whereas the First Bancorp 2007 Equity Plan, in addition to providing for grants of stock options, also allows for grants of other types of equity-based compensation, including stock appreciation rights, restricted stock, restricted performance stock, unrestricted stock, and performance units.  Since the First Bancorp 2007 Equity Plan became effective on May 2, 2007, the Company has granted the following stock-based compensation:  1) the grant of 2,250 stock options to each of the Company’s non-employee directors on June 1, 2007, 2008, and 2009, 2) the grant of 5,000 incentive stock options to an executive officer on April 1, 2008 in connection with a corporate acquisition, 3) the grant of 262,599 stock options and 81,337 performance units to 19 senior officers on June 17, 2008 (each performance unit represents the right to acquire one share of the Company’s common stock upon satisfaction of the vesting conditions), 4) the grant of 29,267 long-term restricted shares of common stock to certain senior executive officers on December 11, 2009, 5) the grant of 1,039 shares of common stock to each of the Company’s non-employee directors on June 1, 2010, and 6) the grant of 7,259 long-term restricted shares of common stock to certain senior executive officers on February 24, 2011.

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

Index

The June 17, 2008 grant of a combination of performance units and stock options have both performance conditions (earnings per share targets) and service conditions that must be met in order to vest.  The 262,599 stock options and 81,337 performance units represent the maximum number of options and performance units that could have vested if the Company were to achieve specified maximum goals for earnings per share during the three annual performance periods ending on December 31, 2008, 2009, and 2010.  Up to one-third of the total number of options and performance units granted are subject to vesting annually as of December 31 of each year beginning in 2010, if (1) the Company achieves specific earnings per share (EPS) goals during the corresponding performance period and (2) the executive or key employee continues employment for a period of two years beyond the corresponding performance period.  Compensation expense for this grant is recorded over the various service periods based on the estimated number of options and performance units that are probable to vest.  If the awards do not vest, no compensation cost is recognized and any previously recognized compensation cost will be reversed.  The Company did not achieve the minimum earnings per share performance goal for 2008 or 2010, and thus two-thirds of the above grant was permanently forfeited.  As a result of the significant acquisition gain realized in June 2009 related to a failed bank acquisition, the Company achieved the EPS goal for 2009 and the related awards will vest on December 31, 2011 for each grantee that remains employed as of that date.  The Company recorded compensation expense of $299,000 in each of 2009 and 2010 related to this grant and its expected vesting.  Assuming no forfeitures, the Company will also record compensation expense of approximately $75,000 in each quarter of 2011 related to this grant.

The December 11, 2009 and February 24, 2011 grants of long-term restricted shares of common stock to senior executives vest in accordance with the minimum rules for long-term equity grants for companies participating in the TARP.  These rules require that the vesting of the stock be tied to repayment of the financial assistance.  For each 25% of total financial assistance repaid, 25% of the total long-term restricted stock may become transferrable. The total compensation expense associated with the December 11, 2009 grant was $398,000 and is being initially amortized over a four year period.  The amount of compensation expense recorded by the Company in 2009 was insignificant.  The Company recorded approximately $24,500 in each of the first three months of 2011 and 2010 related to this grant.  The Company will continue to record approximately $24,500 in each quarter through the end of 2013 related to the 2009 grant.  The total compensation expense associated with the February 24, 2011 grant was $105,500 and is being initially amortized over a three year period, with approximately $8,800 being expensed in each quarter of 2011-2013.  See Note 15 for further information related to the Company’s participation in the TARP.

Under the terms of the Predecessor Plans and the First Bancorp 2007 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years.  The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).

At March 31, 2011, there were 635,309 options outstanding related to the three First Bancorp plans, with exercise prices ranging from $14.35 to $22.12.  At March 31, 2011, there were 964,004 shares remaining available for grant under the First Bancorp 2007 Equity Plan.  The Company also has a stock option plan as a result of a corporate acquisition.  At March 31, 2011, there were 4,788 stock options outstanding in connection with the acquired plan, with option prices ranging from $10.66 to $15.22.

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

Index

The Company’s only equity grants for the three months ended March 31, 2011 were the issuance of 7,259 shares of long-term restricted stock to certain senior executives on February 24, 2011.  The fair market value of the Company’s common stock on the grant date was $14.54 per share, which was the closing price of the Company’s common stock on that date.

     There were no option grants during the first quarter of 2010.

     The Company recorded total stock-based compensation expense of $133,000 and $99,000 for the three-month periods ended March 31, 2011 and 2010, respectively.  Stock-based compensation expense is recorded as “salaries expense” in the Consolidated Statements of Income and as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows.  The Company recognized $42,000 and $39,000 in income tax benefits in the income statement related to stock-based compensation for the three-month periods ended March 31, 2011 and 2010, respectively.

At March 31, 2011, the Company had $12,000 of unrecognized compensation costs related to unvested stock options that have vesting requirements based solely on service conditions.  The cost is expected to be amortized over a weighted-average life of 2.1 years, with $5,000 being expensed in 2011, $6,000 being expensed in 2012, and $1,000 being expensed in 2013.  At March 31, 2011, the Company had $224,000 in unrecognized compensation expense associated with the June 17, 2008 award grant that has both performance conditions and service conditions and will record $74,500 in each quarter of 2011.
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

     The following table presents information regarding the activity for the first three months of 2011 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at December 31, 2010	642,413	$18.11

Granted	–	–
Exercised	(2,300)	13.30		$6,949
Forfeited	–	–
Expired	–	–

Outstanding at March 31, 2011	640,113	$18.13	3.5	$6,199

Exercisable at March 31, 2011	549,565	$18.37	2.9	$6,199

The Company received $31,000 and $16,000 as a result of stock option exercises during the three months ended March 31, 2011 and 2010, respectively.  The Company recorded no tax benefits from the exercise of nonqualified stock options during the three months ended March 31, 2011 or 2010.

Index

As discussed above, the Company granted 81,337 performance units to 19 senior officers on June 17, 2008.  Each performance unit represents the right to acquire one share of the Company’s common stock upon satisfaction of the vesting conditions (discussed above).  The fair market value of the Company’s common stock on the grant date was $16.53 per share.  One-third of this grant was forfeited on December 31, 2008 and another one-third was forfeited on December 31, 2010 because the Company failed to meet the minimum performance goal required for vesting.  Also, as discussed above, the Company granted 29,267 and 7,259 long-term restricted shares of common stock to certain senior executives on December 11, 2009 and February 24, 2011, respectively.

The following table presents information regarding the activity during 2011 related to the Company’s outstanding performance units and restricted stock:

	Nonvested Performance Units		Long-Term Restricted Stock
Three months ended March 31, 2011	Number of Units	Weighted- Average Grant-Date Fair Value	Number of Units	Weighted- Average Grant-Date Fair Value
Nonvested at the beginning of the period	27,113	$16.53	29,267	$13.59
Granted during the period	–	–	7,259	14.54
Vested during the period	–	–	–	–
Forfeited or expired during the period	–	–	–	–
Nonvested at end of period	27,113	$16.53	36,526	$13.78

Note 6 – Earnings Per Common Share

Basic earnings per common share were computed by dividing net income available to common shareholders by the weighted average common shares outstanding.  Diluted earnings per common share includes the potentially dilutive effects of the Company’s equity plans and the warrant issued to the U.S. Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program – see Note 15 for additional information.  The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2011			2010
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$5,333	16,813,941	$0.32	$3,411	16,732,518	$0.20

Effect of Dilutive Securities	-	27,846		-	30,592

Diluted EPS per common share	$5,333	16,841,787	$0.32	$3,411	16,763,110	$0.20

For the three months ended March 31, 2011 and 2010, there were 515,916 and 704,002 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period.  In addition, the warrant for 616,308 shares issued to the U.S. Treasury (see Note 15) was antidilutive for the three months ended March 31, 2011 and 2010.  Antidilutive options and warrants have been omitted from the calculation of diluted earnings per share for the respective periods.

Index

Note 7 – Securities

The book values and approximate fair values of investment securities at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011				December 31, 2010
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$45,431	45,267	195	(359)	43,432	43,273	214	(373)
Mortgage-backed securities	113,150	115,876	3,296	(570)	104,660	107,460	3,270	(470)
Corporate bonds	15,750	15,571	194	(373)	15,754	15,330	35	(459)
Equity securities	15,398	15,668	302	(32)	14,858	15,119	301	(40)
Total available for sale	$189,729	192,382	3,987	(1,334)	178,704	181,182	3,820	(1,342)

Securities held to maturity:
State and local governments	$57,426	58,519	1,388	(295)	54,011	53,305	517	(1,223)
Other	7	7	−	−	7	7	─	─
Total held to maturity	$57,433	58,526	1,388	(295)	54,018	53,312	517	(1,223)

Included in mortgage-backed securities at March 31, 2011 were collateralized mortgage obligations with an amortized cost of $2,332,000 and a fair value of $2,405,000.  Included in mortgage-backed securities at December 31, 2010 were collateralized mortgage obligations with an amortized cost of $2,644,000 and a fair value of $2,740,000.

The Company owned Federal Home Loan Bank stock with a cost and fair value of $15,304,000 and $14,759,000 at March 31, 2011 and December 31, 2010, respectively, which is included in equity securities above and serves as part of the collateral for the Company’s line of credit with the Federal Home Loan Bank.  The investment in this stock is a requirement for membership in the Federal Home Loan Bank system.

The following table presents information regarding securities with unrealized losses at March 31, 2011:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$34,117	359	−	−	34,117	359
Mortgage-backed securities	36,759	570	−	−	36,759	570
Corporate bonds	5,534	18	2,947	355	8,481	373
Equity securities	4	1	30	31	34	32
State and local governments	10,843	295	−	−	10,843	295
Total temporarily impaired securities	$87,257	1,243	2,977	386	90,234	1,629

Index

The following table presents information regarding securities with unrealized losses at December 31, 2010:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$18,607	373	–	–	18,607	373
Mortgage-backed securities	21,741	470	–	–	21,741	470
Corporate bonds	7,548	55	2,900	404	10,448	459
Equity securities	3	1	29	39	32	40
State and local governments	35,289	1,223	–	–	35,289	1,223
Total temporarily impaired securities	$83,188	2,122	2,929	443	86,117	2,565

In the above tables, all of the non-equity securities that were in an unrealized loss position at March 31, 2011 and December 31, 2010 are bonds that the Company has determined are in a loss position due to interest rate factors, the overall economic downturn in the financial sector, and the broader economy in general.  The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.  The Company has also concluded that each of the equity securities in an unrealized loss position at March 31, 2011 and December 31, 2010 was in such a position due to temporary fluctuations in the market prices of the securities.  The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The aggregate carrying amount of cost-method investments was $15,311,000 and $14,766,000 at March 31, 2011 and December 31, 2010, respectively, which included the Federal Home Loan Bank stock discussed above.  The Company determined that none of its cost-method investments were impaired at either period end.

The book values and approximate fair values of investment securities at March 31, 2011, by contractual maturity, are summarized in the table below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$ −	−	657	670
Due after one year but within five years	45,493	45,301	1,724	1,793
Due after five years but within ten years	2,934	2,947	16,334	17,044
Due after ten years	12,754	12,590	38,718	39,019
Mortgage-backed securities	113,150	115,876	−	−
Total debt securities	174,331	176,714	57,433	58,526

Equity securities	15,398	15,668	−	−
Total securities	$189,729	192,382	57,433	58,526

At March 31, 2011 and December 31, 2010, investment securities with book values of $115,581,000 and $75,654,000, respectively, were pledged as collateral for public and private deposits and securities sold under agreements to repurchase.

There were $2,510,000 in sales of securities during the three months ended March 31, 2011, which resulted in a net gain of $8,000.  There were no securities sales during the first three months of 2010.  During the three months ended March 31, 2011, the Company recorded a net loss of $5,000 related to write-downs of the Company’s equity portfolio.  Also, during the three months ended March 31, 2011, the Company recorded a net gain of $11,000 related to the call of several municipal securities.  During the three months ended March 31, 2010, the Company recorded a gain of $9,000 related to the call of a municipal security.

Index

Note 8 – Loans and Asset Quality Information

The loans and foreclosed real estate that were acquired in FDIC-assisted transactions are covered by loss share agreements between the FDIC and First Bank, which afford First Bank significant loss protection.  (See the Company’s 2010 Annual Report on Form 10-K for more information regarding the Cooperative Bank transaction and Note 2 above for the more information regarding The Bank of Asheville transaction.)  Because of the loss protection provided by the FDIC, the risk of the Cooperative Bank and The Bank of Asheville loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreements.  Accordingly, the Company presents separately loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreements as “non-covered loans.”

The following is a summary of the major categories of total loans outstanding:
($ in thousands)	March 31, 2011		December 31, 2010		March 31, 2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$162,868	7%	155,016	6%	164,792	6%
Real estate – construction, land development & other land loans	434,566	18%	437,700	18%	527,394	20%
Real estate – mortgage – residential (1-4 family) first mortgages	804,278	32%	802,658	33%	831,484	32%
Real estate – mortgage – home equity loans / lines of credit	267,515	11%	263,529	11%	271,182	11%
Real estate – mortgage – commercial and other	733,087	29%	710,337	29%	724,923	28%
Installment loans to individuals	82,716	3%	83,919	3%	85,860	3%
Subtotal	2,485,030	100%	2,453,159	100%	2,605,635	100%
Unamortized net deferred loan costs	1,180		973		497
Total loans	$2,486,210		2,454,132		2,606,132

As of March 31, 2011, December 31, 2010 and March 31, 2010, net loans include unamortized premiums of $1,298,000, $687,000, and $834,000, respectively, related to acquired loans.

Index

The following is a summary of the major categories of non-covered loans outstanding:
($ in thousands)	March 31, 2011		December 31, 2010		March 31, 2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$146,838	7%	150,545	7%	158,891	8%
Real estate – construction, land development & other land loans	330,389	16%	344,939	17%	388,704	18%
Real estate – mortgage – residential (1-4 family) first mortgages	622,108	30%	622,353	30%	603,375	28%
Real estate – mortgage – home equity loans / lines of credit	241,443	12%	246,418	12%	248,613	12%
Real estate – mortgage – commercial and other	624,699	31%	636,197	30%	635,533	30%
Installment loans to individuals	79,341	4%	81,579	4%	82,260	4%
Subtotal	2,044,818	100%	2,082,031	100%	2,117,376	100%
Unamortized net deferred loan costs	1,180		973		497
Total non-covered loans	$2,045,998		2,083,004		2,117,873
The carrying amount of the covered loans at March 31, 2011 consisted of impaired and nonimpaired purchased loans, as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans – Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$133	1,016	15,897	21,700	16,030	22,716
Real estate – construction, land development & other land loans	10,603	22,699	93,574	155,183	104,177	177,882
Real estate – mortgage – residential (1-4 family) first mortgages	1,835	3,849	180,335	216,404	182,170	220,253
Real estate – mortgage – home equity loans / lines of credit	277	788	25,795	32,228	26,072	33,016
Real estate – mortgage – commercial and other	7,562	14,709	100,826	132,463	108,388	147,172
Installment loans to individuals	28	133	3,347	3,637	3,375	3,770
Total	$20,438	43,194	419,774	561,615	440,212	604,809

The carrying amount of the covered loans at December 31, 2010 consisted of impaired and nonimpaired purchased loans, as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value		Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans – Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$	−	−	4,471	5,272	4,471	5,272
Real estate – construction, land development & other land loans		1,898	3,328	90,863	147,615	92,761	150,943
Real estate – mortgage – residential (1-4 family) first mortgages		−	−	180,305	212,826	180,305	212,826
Real estate – mortgage – home equity loans / lines of credit		−	−	17,111	20,332	17,111	20,332
Real estate – mortgage – commercial and other		2,709	3,594	71,431	93,490	74,140	97,084
Installment loans to individuals		−	−	2,340	2,595	2,340	2,595
Total		$4,607	6,922	366,521	482,130	371,128	489,052

Index

The following table presents information regarding covered purchased nonimpaired loans since December 31, 2009.  The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond.

($ in thousands)
Carrying amount of nonimpaired covered loans at December 31, 2009	$485,572
Principal repayments	(43,801)
Transfers to foreclosed real estate	(75,121)
Loan charge-offs	(7,736)
Accretion of loan discount	7,607
Carrying amount of nonimpaired covered loans at December 31, 2010	366,521
Additions due to acquisition of The Bank of Asheville (at fair value)	84,623
Principal repayments	(17,148)
Transfers to foreclosed real estate	(9,625)
Loan charge-offs	(7,112)
Accretion of loan discount	2,515
Carrying amount of nonimpaired covered loans at March 31, 2011	$419,774

As reflected in the table above, the Company accreted $2,515,000 of the loan discount on purchased nonimpaired loans into interest income during the first quarter of 2011.

The following table presents information regarding all purchased impaired loans since December 31, 2009, substantially all of which are covered loans.  The Company has applied the cost recovery method to all purchased impaired loans at their respective acquisition dates due to the uncertainty as to the timing of expected cash flows, as reflected in the following table.

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
Balance at December 31, 2009	$39,293	3,242	36,051
Change due to payments received	(685)	2	(687)
Transfer to foreclosed real estate	(27,569)	(225)	(27,344)
Change due to loan charge-off	(3,149)	(625)	(2,524)
Other	190	(65)	255
Balance at December 31, 2010	$8,080	2,329	5,751
Additions due to acquisition of The Bank of Asheville	38,452	20,807	17,645
Change due to payments received	−	−	−
Transfer to foreclosed real estate	(992)	−	(992)
Change due to loan charge-off	(814)	−	(814)
Other	21	−	21
Balance at March 31, 2011	$44,747	23,136	21,611

Each of the purchased impaired loans is on nonaccrual status and considered to be impaired.  Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal.  Thus, there is no accretable yield associated with the above loans.  During the first quarter of 2010, the Company received $67,000 in payments that exceeded the initial carrying amount of the purchased impaired loans.  These payments were recorded as interest income.  There were no such amounts recorded in 2011.

Index

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, and other real estate.  Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	March 31, 2011	December 31, 2010	March 31, 2010

Non-covered nonperforming assets
Nonaccrual loans	$69,250	62,326	63,415
Restructured loans - accruing	19,843	33,677	27,207
Accruing loans > 90 days past due	-	-	-
Total non-covered nonperforming loans	89,093	96,003	90,622
Other real estate	26,961	21,081	10,818
Total non-covered nonperforming assets	$116,054	117,084	101,440

Covered nonperforming assets
Nonaccrual loans (1)	$56,862	58,466	105,043
Restructured loans - accruing	16,238	14,359	11,379
Accruing loans > 90 days past due	-	-	-
Total covered nonperforming loans	73,100	72,825	116,422
Other real estate	95,868	94,891	68,044
Total covered nonperforming assets	$168,968	167,716	184,466

Total nonperforming assets	$285,022	284,800	285,906

(1)  At March 31, 2011, December 31, 2010, and March 31, 2010, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $106.5 million, $86.2 million, and $192.1 million, respectively.

The following table presents information related to the Company’s impaired loans.

($ in thousands)	As of /for the three months ended March 31, 2011	As of /for the year ended December 31, 2010	As of /for the three months ended March 31, 2010
Impaired loans at period end
Non-covered	$89,093	96,003	90,622
Covered	73,100	72,825	116,422
Total impaired loans at period end	$162,193	168,828	207,044

Average amount of impaired loans for period
Non-covered	$92,548	89,751	73,098
Covered	72,962	95,373	105,584
Average amount of impaired loans for period – total	$165,510	185,124	178,682

Allowance for loan losses related to impaired loans at period end
Non-covered	$6,289	7,613	10,450
Covered	6,206	11,155	−
Allowance for loan losses related to impaired loans - total	$12,495	18,768	10,450

Amount of impaired loans with no related allowance at period end
Non-covered	$40,169	42,874	54,829
Covered	57,785	49,991	116,422
Total impaired loans with no related allowance at period end	$97,954	92,865	171,251

All of the impaired loans noted in the table above were on nonaccrual status at each respective period end except for those classified as restructured loans (see table above for balances).

Index

The remaining tables in this note present information derived from the Company’s allowance for loan loss model.  This model combines loan types in a different manner than the tables previously presented.

The following table presents the Company’s nonaccrual loans as of March 31, 2011.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$42	161	203
Commercial – secured	1,755	19	1,774
Secured by inventory and accounts receivable	260	−	260

Real estate – construction, land development & other land loans	29,433	27,001	56,434

Real estate – residential, farmland and multi-family	23,243	18,178	41,421

Real estate – home equity lines of credit	2,131	842	2,973

Real estate – commercial	9,785	10,582	20,367

Consumer	2,601	79	2,680
Total	$69,250	56,862	126,112

The following table presents the Company’s nonaccrual loans as of December 31, 2010.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$64	160	224
Commercial – secured	1,566	3	1,569
Secured by inventory and accounts receivable	802	−	802

Real estate – construction, land development & other land loans	22,654	30,847	53,501

Real estate – residential, farmland and multi-family	27,055	19,716	46,771

Real estate – home equity lines of credit	2,201	685	2,886

Real estate – commercial	7,461	7,039	14,500

Consumer	523	16	539
Total	$62,326	58,466	120,792

Index

The following table presents an analysis of the age of the Company’s non-covered loans as of March 31, 2011.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Non- covered Loans Receivable
Commercial, financial, and agricultural:
Commercial - unsecured	$108	163	42	39,416	39,729
Commercial - secured	940	511	1,755	100,545	103,751
Secured by inventory and accounts receivable	−	5	260	21,505	21,770

Real estate – construction, land development & other land loans	3,970	2,030	29,433	255,035	290,468

Real estate – residential, farmland, and multi-family	10,105	4,341	23,243	724,546	762,235

Real estate – home equity lines of credit	340	392	2,131	209,220	212,083

Real estate - commercial	4,205	1,042	9,785	539,328	554,360

Consumer	541	300	2,601	56,980	60,422
Total	$20,209	8,784	69,250	1,946,575	2,044,818
Unamortized net deferred loan costs					1,180
Total loans					$2,045,998

The Company had no non-covered loans that were past due greater than 90 days and accruing interest at March 31, 2011.

The following table presents an analysis of the age of the Company’s non-covered loans as of December 31, 2010.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Non- covered Loans Receivable
Commercial, financial, and agricultural:
Commercial - unsecured	$225	92	64	41,564	41,945
Commercial - secured	1,165	195	1,566	102,657	105,583
Secured by inventory and accounts receivable	100	−	802	21,369	22,271

Real estate – construction, land development & other land loans	2,951	7,022	22,654	270,892	303,519

Real estate – residential, farmland, and multi-family	10,290	2,942	27,055	726,456	766,743

Real estate – home equity lines of credit	496	253	2,201	213,984	216,934

Real estate - commercial	2,581	1,193	7,461	552,020	563,255

Consumer	595	297	523	60,366	61,781
Total	$18,403	11,994	62,326	1,989,308	2,082,031
Unamortized net deferred loan costs					973
Total loans					$2,083,004

The Company had no non-covered loans that were past due greater than 90 days and accruing interest at December 31, 2010.

Index

The following table presents an analysis of the age of the Company’s covered loans as of March 31, 2011.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Covered Loans Receivable
Commercial, financial, and agricultural:
Commercial – unsecured	$10	−	161	3,944	4,115
Commercial – secured	−	−	19	4,468	4,487
Secured by inventory and accounts receivable	185	236	−	7,375	7,796

Real estate – construction, land development & other land loans	2,090	1,835	27,001	73,156	104,082

Real estate – residential, farmland, and multi-family	6,658	2,332	18,178	161,313	188,481

Real estate – home equity lines of credit	449	−	842	22,539	23,830

Real estate – commercial	4,792	272	10,582	88,267	103,913

Consumer	431	55	79	2,943	3,508
Total	$14,615	4,730	56,862	364,005	440,212

The Company had no covered loans that were past due greater than 90 days and accruing interest at March 31, 2011.

The following table presents an analysis of the age of the Company’s covered loans as of December 31, 2010.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Covered Loans Receivable
Commercial, financial, and agricultural:
Commercial – unsecured	$75	−	160	960	1,195
Commercial – secured	189	53	3	1,530	1,775
Secured by inventory and accounts receivable	24	−	−	1,497	1,521

Real estate – construction, land development & other land loans	2,131	514	30,847	59,214	92,706

Real estate – residential, farmland, and multi-family	738	3,128	19,716	162,232	185,814

Real estate – home equity lines of credit	157	14	685	15,203	16,059

Real estate – commercial	3,358	364	7,039	58,970	69,731

Consumer	41	54	16	2,216	2,327
Total	$6,713	4,127	58,466	301,822	371,128

The Company had no covered loans that were past due greater than 90 days and accruing interest at December 31, 2010.

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three months ended March 31, 2011.

($ in thousands)	Commercial, Financial, and Agricultural		Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

Beginning balance		$4,731	12,520	11,283	3,634	3,972	1,961	174	38,275
Charge-offs		(1,156)	(3,993)	(3,348)	(623)	(1,067)	(203)	(115)	(10,505)
Recoveries		8	32	232	6	28	83	44	433
Provisions		559	1,644	4,296	342	426	382	(79)	7,570
Ending balance		$4,142	10,203	12,463	3,359	3,359	2,223	24	35,773

Ending balances: Allowance for loan losses

Individually evaluated for impairment		$200	1,688	1,065	−	250	−	−	3,203

Collectively evaluated for impairment		$3,942	8,515	11,398	3,359	3,109	2,223	24	32,570

Loans acquired with deteriorated credit quality	$	−	−	−	−	−	−	−	−

Loans receivable:

Ending balance – total		$165,250	290,468	762,235	212,084	554,360	60,421	−	2,044,818

Ending balances: Loans

Individually evaluated for impairment		$2,212	48,484	11,057	531	32,899	18	−	95,201

Collectively evaluated for impairment		$163,038	241,984	751,178	211,553	521,461	60,403	−	1,949,617

Loans acquired with deteriorated credit quality	$	−	1,173	−	−	−	−	−	1,173

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2010.

($ in thousands)	Commercial, Financial, and Agricultural		Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

Beginning balance		$4,992	9,286	10,779	3,228	6,839	1,610	609	37,343
Charge-offs		(4,691)	(15,721)	(6,962)	(2,490)	(2,354)	(1,587)	−	(33,805)
Recoveries		145	130	548	59	38	171	−	1,091
Provisions		4,285	18,825	6,918	2,837	(551)	1,767	(435)	33,646
Ending balance		$4,731	12,520	11,283	3,634	3,972	1,961	174	38,275

Ending balances: Allowance for loan losses

Individually evaluated for impairment		$867	3,740	1,070	269	611	−	−	6,557

Collectively evaluated for impairment		$3,864	8,780	10,213	3,365	3,361	1,961	174	31,718

Loans acquired with deteriorated credit quality	$	−	−	−	−	−	−	−	−

Loans receivable:

Ending balance – total		$169,799	303,519	766,743	216,934	563,255	61,781	−	2,082,031

Ending balances: Loans

Individually evaluated for impairment		$3,487	64,549	15,786	1,223	25,213	28	−	110,286

Collectively evaluated for impairment		$166,312	238,970	750,957	215,711	538,042	61,753	−	1,971,745

Loans acquired with deteriorated credit quality	$	−	1,144	−	−	−	−	−	1,144

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three months ended March 31, 2011.

($ in thousands)	Commercial, Financial, and Agricultural		Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

Beginning balance		$423	7,545	2,932	−	255	−	−	11,155
Charge-offs		(3)	(4,385)	(2,551)	(63)	(869)	(55)	−	(7,926)
Recoveries		−	−	−	−	−	−	−	−
Provisions		317	925	1,542	65	869	55	−	3,773
Ending balance		$737	4,085	1,923	2	255	−	−	7,002

Ending balances: Allowance for loan losses

Individually evaluated for impairment		$737	4,085	1,923	2	255	−	−	7,002

Collectively evaluated for impairment	$	−	−	−	−	−	−	−	−

Loans acquired with deteriorated credit quality	$	−	−	−	−	−	−	−	−

Loans receivable:

Ending balance – total		$16,398	104,082	188,481	23,830	103,913	3,508	−	440,212

Ending balances: Loans

Individually evaluated for impairment		$1,554	24,381	18,629	421	5,191	4	−	50,180

Collectively evaluated for impairment		$14,844	79,701	169,852	23,409	98,722	3,504	−	390,032

Loans acquired with deteriorated credit quality		$133	10,603	1,835	277	7,562	28	−	20,438

Index

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2010.

($ in thousands)	Commercial, Financial, and Agricultural		Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

Beginning balance	$	−	−	−	−	−	−	−	−
Charge-offs		−	(7,208)	(1,482)	(332)	(739)	−	−	(9,761)
Recoveries		−	−	−	−	−	−	−	−
Provisions		423	14,753	4,414	332	994	−	−	20,916
Ending balance		$423	7,545	2,932	−	255	−	−	11,155

Ending balances: Allowance for loan losses

Individually evaluated for impairment		$423	7,545	2,932	−	255	−	−	11,155

Collectively evaluated for impairment	$	−	−	−	−	−	−	−	−

Loans acquired with deteriorated credit quality	$	−	−	−	−	−	−	−	−

Loans receivable:

Ending balance – total		$4,491	92,706	185,814	16,059	69,731	2,327	−	371,128

Ending balances: Loans

Individually evaluated for impairment		$951	42,125	22,035	398	7,181	−	−	72,690

Collectively evaluated for impairment		$3,540	50,581	163,779	15,661	62,550	2,327	−	298,438

Loans acquired with deteriorated credit quality	$	−	1,898	−	−	2,709	−	−	4,607

Index

The following table presents the Company’s non-covered impaired loans as of March 31, 2011.

($ in thousands)	Recorded Investment		Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$	−	−	−	−
Commercial - secured		308	370	−	605
Secured by inventory and accounts receivable		245	1,192	−	243

Real estate – construction, land development & other land loans		22,967	27,858	−	22,497

Real estate – residential, farmland, and multi-family		4,424	5,201	−	6,347

Real estate – home equity lines of credit		−	450	−	151

Real estate – commercial		12,207	12,962	−	11,661

Consumer		18	38	−	19
Total		$40,169	48,071	−	41,523

With an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured		$166	206	29	145
Commercial - secured		1,447	1,497	345	1,013
Secured by inventory and accounts receivable		15	15	3	521

Real estate – construction, land development & other land loans		15,167	17,367	3,054	16,354

Real estate – residential, farmland, and multi-family		22,311	23,411	2,040	22,662

Real estate – home equity lines of credit		2,131	2,131	168	2,140

Real estate – commercial		4,808	4,858	226	6,411

Consumer		2,879	2,878	424	1,779
Total		$48,924	52,363	6,289	51,025

Interest income recorded on non-covered impaired loans during the three months ended March 31, 2011 is considered insignificant.

Index

The following table presents the Company’s non-covered impaired loans as of December 31, 2010.

($ in thousands)	Recorded Investment		Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$	−	−	−	138
Commercial - secured		902	967	−	758
Secured by inventory and accounts receivable		240	650	−	186

Real estate – construction, land development & other land loans		22,026	26,012	−	15,639

Real estate – residential, farmland, and multi-family		8,269	9,447	−	7,437

Real estate – home equity lines of credit		302	502	−	381

Real estate – commercial		11,115	11,321	−	7,284

Consumer		20	40	−	46
Total		$42,874	48,939	−	31,869

With an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured		$124	124	24	243
Commercial - secured		579	579	88	1,385
Secured by inventory and accounts receivable		1,026	1,026	609	613

Real estate – construction, land development & other land loans		17,540	19,926	3,932	21,362

Real estate – residential, farmland, and multi-family		23,012	23,012	1,820	22,166

Real estate – home equity lines of credit		2,148	2,223	357	1,928

Real estate – commercial		8,013	8,088	497	9,275

Consumer		687	687	286	910
Total		$53,129	55,665	7,613	57,882

Interest income recorded on non-covered impaired loans during the year ended December 31, 2010 is considered insignificant.

Index

The following table presents the Company’s covered impaired loans as of March 31, 2011.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$21	346	−	21
Commercial - secured	19	123	−	11
Secured by inventory and accounts receivable	133	982	−	67

Real estate – construction, land development & other land loans	26,756	54,749	−	26,277

Real estate – residential, farmland, and multi-family	12,250	18,993	−	11,992

Real estate – home equity lines of credit	965	1,899	−	825

Real estate – commercial	17,556	26,951	−	14,646

Consumer	85	68	−	49
Total	$57,785	104,111	−	53,888

With an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$750	750	379	445
Commercial - secured	−	−	−	−
Secured by inventory and accounts receivable	804	804	353	808

Real estate – construction, land development & other land loans	7,229	9,660	4,084	10,207

Real estate – residential, farmland, and multi-family	6,509	8,651	1,388	7,246

Real estate – home equity lines of credit	23	25	2	12

Real estate – commercial	−	−	−	356

Consumer	−	−	−	−
Total	$15,315	19,890	6,206	19,074

Interest income recorded on covered impaired loans during the three months ended March 31, 2011 is considered insignificant.

Index

The following table presents the Company’s covered impaired loans as of December 31, 2010.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$21	312	−	73
Commercial - secured	3	3	−	20
Secured by inventory and accounts receivable	−	−	−	51

Real estate – construction, land development & other land loans	25,798	43,624	−	36,695

Real estate – residential, farmland, and multi-family	11,733	17,129	−	32,169

Real estate – home equity lines of credit	685	1,106	−	486

Real estate – commercial	11,735	15,125	−	14,319

Consumer	16	22	−	142
Total	$49,991	77,321	−	83,955

With an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$139	139	69	70
Commercial - secured	−	−	−	−
Secured by inventory and accounts receivable	812	812	354	406

Real estate – construction, land development & other land loans	13,185	15,630	7,545	6,593

Real estate – residential, farmland, and multi-family	7,984	9,730	2,932	3,992

Real estate – home equity lines of credit	−	−	−	−

Real estate – commercial	714	794	255	357

Consumer	−	−	−	−
Total	$22,834	27,105	11,155	11,418

  Interest income recorded on covered impaired loans during the year ended December 31, 2010 is considered insignificant.

Index

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

Special Mention:
5	Existing loans with major exceptions that cannot be mitigated.
Classified:
6	Loans that have a well-defined weakness that may jeopardize the liquidation of the debt if deficiencies are not corrected.
7	Loans that have a well-defined weakness that make the collection or liquidation improbable.
8	Loans that are considered uncollectible and are in the process of being charged-off.

Index

The following table presents the Company’s recorded investment in non-covered loans by credit quality indicators as of March 31, 2011.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Total
Commercial, financial, and agricultural:
Commercial - unsecured	$13,639	25,132	−	248	710	39,729
Commercial - secured	37,558	58,443	1,733	1,667	4,350	103,751
Secured by inventory and accounts receivable	5,184	15,120	96	1,061	309	21,770

Real estate – construction, land development & other land loans	52,361	167,192	6,813	14,663	49,439	290,468

Real estate – residential, farmland, and multi-family	286,780	398,892	10,633	18,164	47,766	762,235

Real estate – home equity lines of credit	135,244	67,380	2,752	2,846	3,861	212,083

Real estate - commercial	169,272	319,673	30,597	11,323	23,495	554,360

Consumer	32,955	23,391	89	272	3,715	60,422
Total	$732,993	1,075,223	52,713	50,244	133,645	2,044,818
Unamortized net deferred loan costs						1,180
Total loans						$2,045,998

The following table presents the Company’s recorded investment in non-covered loans by credit quality indicators as of December 31, 2010.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Total
Commercial, financial, and agricultural:
Commercial - unsecured	$14,850	25,992	−	332	771	41,945
Commercial - secured	40,995	55,918	2,100	2,774	3,796	105,583
Secured by inventory and accounts receivable	6,364	14,165	−	873	869	22,271

Real estate – construction, land development & other land loans	66,321	162,147	7,649	14,068	53,334	303,519

Real estate – residential, farmland, and multi-family	302,667	376,187	15,941	22,436	49,512	766,743

Real estate – home equity lines of credit	137,674	68,876	3,001	3,060	4,323	216,934

Real estate - commercial	190,284	301,828	33,706	12,141	25,296	563,255

Consumer	34,600	24,783	140	408	1,850	61,781
Total	$793,755	1,029,896	62,537	56,092	139,751	2,082,031
Unamortized net deferred loan costs						973
Total loans						$2,083,004

Index

The following table presents the Company’s recorded investment in covered loans by credit quality indicators as of March 31, 2011.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Total
Commercial, financial, and agricultural:
Commercial - unsecured	$444	2,067	−	893	711	4,115
Commercial - secured	852	3,301	−	1	333	4,487
Secured by inventory and accounts receivable	1,577	4,246	−	400	1,573	7,796

Real estate – construction, land development & other land loans	7,379	31,953	−	6,184	58,566	104,082

Real estate – residential, farmland, and multi-family	21,786	124,081	−	2,272	40,342	188,481

Real estate – home equity lines of credit	7,564	1,937	−	1,625	12,704	23,830

Real estate - commercial	23,014	45,745	−	5,794	29,360	103,913

Consumer	1,740	1,115	−	20	633	3,508
Total	$64,356	214,445	−	17,189	144,222	440,212

The following table presents the Company’s recorded investment in covered loans by credit quality indicators as of December 31, 2010.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans Grades 6, 7, & 8)	Total
Commercial, financial, and agricultural:
Commercial - unsecured	$180	517	−	−	498	1,195
Commercial - secured	707	911	−	−	157	1,775
Secured by inventory and accounts receivable	135	306	−	−	1,080	1,521

Real estate – construction, land development & other land loans	4,201	24,541	−	3,945	60,019	92,706

Real estate – residential, farmland, and multi-family	20,273	124,231	−	784	40,526	185,814

Real estate – home equity lines of credit	3,053	1,702	−	74	11,230	16,059

Real estate - commercial	8,825	34,526	−	2,776	23,604	69,731

Consumer	902	792	−	−	633	2,327
Total	$38,276	187,526	−	7,579	137,747	371,128

Index

Note 9 – Deferred Loan Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan costs of approximately $1,180,000, $973,000, and $497,000 at March 31, 2011, December 31, 2010, and March 31, 2010, respectively.

Note 10 – FDIC Indemnification Asset

The FDIC indemnification asset is the estimated amount that the Company will receive from the FDIC under loss share agreements associated with two FDIC-assisted failed bank acquisitions.  See page 40 of the Company’s 2010 Form 10-K for a detailed explanation of this asset.

 The FDIC indemnification asset was comprised of the following components as of the dates shown:

(in thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Receivable related to claims submitted, not yet received	$11,951	30,201	11,647
Receivable related to future claims on loans	117,614	86,966	102,081
Receivable related to future claims on other real estate owned	11,372	6,552	3,275
FDIC indemnification asset	$140,937	123,719	117,003

The following presents a rollforward of the FDIC indemnification asset since December 31, 2010.

(in thousands)

Balance at December 31, 2010	$123,719
Increase related to Bank of Asheville acquisition	42,218
Increase related to unfavorable change in loss estimates	6,918
Increase related to reimbursable expenses	1,040
Cash received	(31,214)
Accretion of loan discount	(1,878)
Other	134
Balance at March 31, 2011	$140,937

Note 11 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of March 31, 2011, December 31, 2010, and March 31, 2010 and the carrying amount of unamortized intangible assets as of those same dates.  In 2011, the Company recorded a core deposit premium intangible of $277,000 in connection with the acquisition of The Bank of Asheville, which is being amortized on a straight-line basis over the estimated life of the related deposits of seven years.

	March 31, 2011		December 31, 2010		March 31, 2010
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$678	313	678	298	678	263
Core deposit premiums	7,867	3,656	7,590	3,447	7,590	2,823
Total	$8,545	3,969	8,268	3,745	8,268	3,086

Unamortizable intangible assets:
Goodwill	$65,835		65,835		65,835

Amortization expense totaled $224,000 and $215,000 for the three months ended March 31, 2011 and 2010, respectively.

The following table presents the estimated amortization expense for the last three quarters of calendar year 2011 and for each of the four calendar years ending December 31, 2015 and the estimated amount amortizable thereafter.  These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
April 1 to December 31, 2011	$678
2012	892
2013	781
2014	678
2015	622
Thereafter	924
Total	$4,575

Index

Note 12 – Pension Plans

The Company sponsors two defined benefit pension plans – a qualified retirement plan (the “Pension Plan”) which is generally available to all employees, and a Supplemental Executive Retirement Plan (the “SERP”), which is for the benefit of certain senior management executives of the Company.

The Company recorded pension expense totaling $832,000 and $783,000 for the three months ended March 31, 2011 and 2010, respectively, related to the Pension Plan and the SERP.  The following table contains the components of the pension expense.

	For the Three Months Ended March 31,
	2011	2010	2011	2010	2011 Total	2010 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$478	424	115	118	593	542
Interest cost	432	378	102	92	534	470
Expected return on plan assets	(444)	(355)	─	─	(444)	(355)
Amortization of transition obligation	1	1	─	─	1	1
Amortization of net (gain)/loss	114	99	26	18	140	117
Amortization of prior service cost	3	3	5	5	8	8
Net periodic pension cost	$584	550	248	233	832	783

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes.  The contributions are invested to provide for benefits under the Pension Plan.  The Company plans to contribute $1,500,000 to the Pension Plan in 2011.

The Company’s funding policy with respect to the SERP is to fund the related benefits from the operating cash flow of the Company.

Note 13 – Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income.  Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards.  The components of accumulated other comprehensive income (loss) for the Company are as follows:

	March 31, 2011	December 31, 2010	March 31, 2010
Unrealized gain (loss) on securities available for sale	$2,654	2,478	2,721
Deferred tax asset (liability)	(1,035)	(966)	(1,062)
Net unrealized gain (loss) on securities available for sale	1,619	1,512	1,659

Additional pension liability	(10,757)	(10,905)	(9,038)
Deferred tax asset	4,249	4,308	3,569
Net additional pension liability	(6,508)	(6,597)	(5,469)

Total accumulated other comprehensive income (loss)	$(4,889)	(5,085)	(3,810)

Index

Note 14 – Fair Value

The carrying amounts and estimated fair values of financial instruments at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Amount	Fair Value	Amount	Fair Value

Cash and due from banks, noninterest-bearing	$59,985	59,985	56,821	56,821
Due from banks, interest-bearing	182,445	182,445	154,320	154,320
Federal funds sold	14,590	14,590	861	861
Securities available for sale	192,382	192,382	181,182	181,182
Securities held to maturity	57,433	58,526	54,018	53,312
Presold mortgages in process of settlement	2,696	2,696	3,962	3,962
Loans – non-covered, net of allowance	2,010,225	1,977,963	2,044,729	2,020,109
Loans – covered, net of allowance	433,210	433,210	359,973	359,973
FDIC indemnification asset	140,937	139,284	123,719	122,351
Accrued interest receivable	12,958	12,958	13,579	13,579

Deposits	2,844,441	2,849,776	2,652,513	2,657,214
Securities sold under agreements to repurchase	72,951	72,951	54,460	54,460
Borrowings	108,833	79,177	196,870	168,508
Accrued interest payable	2,328	2,328	2,082	2,082

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

Index

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at March 31, 2011.

($ in thousands)
	Fair Value at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$45,267	––	45,267	—
Mortgage-backed securities	115,876	––	115,876	––
Corporate bonds	15,571	––	15,571	––
Equity securities	15,668	364	15,304	––
Total available for sale securities	$192,382	364	192,018	––

Nonrecurring
Impaired loans – covered	$73,100	—	73,100	—
Impaired loans – non-covered	89,093	––	89,093	––
Other real estate – covered	95,868	—	95,868	—
Other real estate – non-covered	26,961	––	26,961	––

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

   There were no transfers to or from Level 1 and 2 during the three months ended March 31, 2011 or 2010.

   For the three months ended March 31, 2011, the increase in the fair value of securities available for sale was $176,000 which is included in other comprehensive income (net of tax expense of $69,000).  Fair value measurement methods at March 31, 2011 are consistent with those used in prior reporting periods.

Index

Note 15 – Participation in the U.S. Treasury Capital Purchase Program

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

For the first three months of 2011 and 2010, the Company accrued approximately $813,000 and $813,000, respectively, in preferred dividend payments and accreted $229,000 and $214,000, respectively, of the discount on the preferred stock.  These amounts are deducted from net income in computing “Net income available to common shareholders.”

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

RESULTS OF OPERATIONS

Overview

Net income available to common shareholders for the first quarter of 2011 amounted to $5.3 million compared to $3.4 million reported in the first quarter of 2010.  Earnings per diluted common share were $0.32 in the first quarter of 2011 compared to $0.20 in the first quarter of 2010.

 In the first quarter of 2011, we realized a $10.2 million bargain purchase gain related to the acquisition of The Bank of Asheville (see Note 4 to the consolidated financial statements).  This gain resulted from the difference between the purchase price and the acquisition-date fair value of the acquired assets and liabilities.  The after-tax impact of this gain was $6.2 million, or $0.37 per diluted common share.

Index

Note Regarding Components of Earnings

In addition to the gain related to The Bank of Asheville acquisition, our results of operation are significantly affected by the accounting for a FDIC-assisted failed bank acquisition completed in 2009.  In the discussion below, the term “covered” is used to describe assets included as part of FDIC loss share agreements, which generally result in the FDIC reimbursing the Company for 80% of losses incurred.

For covered loans that deteriorate in terms of repayment expectations, we record immediate allowances through the provision for loan losses.  For covered loans that experience favorable changes in credit quality compared to what was expected at the acquisition date, we record positive adjustments to interest income over the life of the respective loan.  For foreclosed properties that are sold at gains or losses or that are written down to lower values, we record the gains/losses within noninterest income.

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

Net Interest Income and Net Interest Margin

Net interest income for the first quarter of 2011 amounted to $32.3 million, a 3.6% increase over the first quarter of 2010.  This increase was due to a higher net interest margin, which was partially offset by a lower level of average earning assets.

Our net interest margin (tax-equivalent net interest income divided by average earnings assets) in the first quarter of 2011 was 4.62%, a 46 basis point increase from the 4.16% margin realized in the first quarter of 2010.  The higher margin in 2011 was primarily a result of lower funding costs.  We have been able to lower rates on all categories of interest bearing deposits, including maturing time deposits that were originated in periods of higher interest rates.  Also, we have experienced declines in higher cost deposit categories.

The 4.62% net interest margin realized in the first quarter of 2011 was a 17 basis point decrease from the 4.79% margin realized in the fourth quarter of 2010.  The decline was primarily a result of less accretion of the loan discount on loans assumed in the Company’s June 2009 failed-bank acquisition.  See Note 2 of our 2010 Form 10-K for more information about this acquisition.

Provision for Loan Losses and Asset Quality

     Our provision for loan losses amounted to $11.3 million in the first quarter of 2011 compared to $7.6 million in the first quarter of 2010.  The 2011 provision for loan losses was comprised of $7.5 million related to non-covered loans and $3.8 million related to covered loans, whereas in the comparable period of 2010, the entire $7.6 million provision for loan losses related to non-covered loans.  As previously discussed, the provision for loan losses related to covered loans was offset by an 80% increase to the FDIC indemnification asset, which increased noninterest income.

     Nonperforming asset levels have remained fairly stable over each of the past three quarter ends.  Non-covered nonperforming assets were between $116-$118 million over that period, or approximately 4.1% of total non-covered assets.  Covered nonperforming assets have amounted to between $168-$181 million over that same period, with the $169 million at March 31, 2011 being impacted by the nonperforming assets assumed in The Bank of Asheville acquisition.  Our outlook for nonperforming assets is consistent with the recent trend, with the Company not expecting material improvement, nor deterioration, in the near future.

Index

Noninterest Income

Total noninterest income was $14.2 million in the first quarter of 2011 compared to $5.7 million for the first quarter of 2010.  The increase in 2011 was primarily caused by the previously discussed $10.2 million bargain purchase gain recorded in the acquisition of The Bank of Asheville.  Other significant factors affecting 2011 noninterest income were – 1) $4.9 million of write-downs of covered foreclosed properties, 2) $1.4 million of write-downs on non-covered foreclosed properties, and 3) $5.0 million of indemnification asset income due to increased amounts expected from the FDIC related to the provision for loan losses on covered loans and the write-downs of covered foreclosed properties recorded in 2011.

For the three month period ended March 31, 2011, service charges on deposits were $3.0 million compared to $3.5 million for the same period in 2010.  The decline was primarily due to lower overdraft fees, which began declining in the second half of 2010 as result of fewer instances of customers overdrawing their accounts.  This was partially a result of new regulations that took effect in the third quarter of 2010 that limits our ability to charge overdraft fees.

Noninterest Expenses

      Noninterest expenses amounted to $25.0 million in the first quarter of 2011, a 12.4% increase from the $22.3 million recorded in the same period of 2010.  Operating expenses related to The Bank of Asheville acquisition were $1.0 million in 2011, and additionally, we recorded $0.4 million in merger expenses related to this transaction.  For each of three month periods ended March 31, 2011 and 2010, we recorded approximately $0.6 million in expense related to separate frauds.

      Other significant factors playing a role in the increased expenses were – 1) $0.6 million in higher employee medical claims incurred by our self-funded health plan, and 2) collection expenses on non-covered assets, which amounted to $0.8 million in 2011 compared to $0.4 million for the comparable period in 2010.

Balance Sheet and Capital

Total assets at March 31, 2011 amounted to $3.4 billion, a 0.3% increase from a year earlier.  Total loans at March 31, 2011 amounted to $2.5 billion, a 4.6% decrease from a year earlier, and total deposits amounted to $2.8 billion at March 31, 2011, a 0.9% decrease from a year earlier.

 Excluding acquisition growth, we continue to experience general declines in loans and deposits, which began with the onset of the recession.  Although we originate and renew a significant amount of loans each month, normal paydowns of loans and loan foreclosures have been exceeding new loan growth.  Overall, loan demand remains weak in most of our market areas.  The declining loan balances have provided us with the liquidity to allow less reliance on high cost deposits, which has improved funding costs.

We remain well-capitalized by all regulatory standards with a Total Risk-Based Capital Ratio of 16.76% compared to the 10.00% minimum to be considered well-capitalized.  Our tangible common equity to tangible assets ratio was 6.42% at March 31, 2011, an increase of 11 basis points from a year earlier.

We continue to maintain $65 million in preferred stock that was issued to the US Treasury in January 2009 under the Capital Purchase Program (TARP).  We have applied to participate in the Treasury’s Small Business Lending Fund (SBLF), which would result in the repayment of our TARP funding by the simultaneous issuance of a similar amount of preferred stock under the terms of the SBLF.  Participation in the SBLF could result in the dividend rate on the preferred stock being reduced from 5% to as low as 1% if certain loan growth targets are met.  In the event it is accepted, we have developed a business plan to grow the types of loans targeted by the SBLF.

Index

Our annualized return on average assets for the first quarter of 2011 was 0.65% compared to 0.40% for the first quarter of 2010.  This ratio was calculated by dividing annualized net income available to common shareholders by average assets.

Our annualized return on average common equity for the first quarter of 2011 was 7.54% compared to 4.91% for the first quarter of 2010.  This ratio was calculated by dividing annualized net income available to common shareholders by average common equity.

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets.  Net interest income for the three month period ended March 31, 2011 amounted to $32,314,000, an increase of $1,137,000, or 3.6% from the $31,177,000 recorded in the first quarter of 2010.  Net interest income on a tax-equivalent basis for the three month period ended March 31, 2011 amounted to $32,699,000, an increase of $1,277,000, or 3.9% from the $31,472,000 recorded in the first quarter of 2010.  We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended March 31,
($ in thousands)	2011	2010
Net interest income, as reported	$32,314	31,177
Tax-equivalent adjustment	385	295
Net interest income, tax-equivalent	$32,699	31,472

There are two primary factors that cause changes in the amount of net interest income we record - 1) growth in loans and deposits, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three months ended March 31, 2011, the increase in net interest income over the comparable period in 2010 was due to a higher net interest margin, which was partially offset by a lower level of earning assets due to a contraction of the balance sheet over the past twelve months.

Our net interest margin in the first quarter of 2011 was 4.62%, a 46 basis point increase from the 4.16% realized in the first quarter of 2010.  There have been no changes in the interest rates set by the Federal Reserve since December 2008, and we have been able to lower rates on maturing time deposits that were originated in periods of higher rates.  Also, to a lesser degree, we have been able to progressively lower interest rates on various types of savings, NOW and money market accounts.  We have also experienced declines in our levels of higher cost deposit accounts, including internet deposits and large denomination time deposits.

Our net interest margin also benefitted from the net accretion of purchase accounting premiums/discounts associated with the Cooperative acquisition in June 2009 and, to a lesser degree, the acquisition of Great Pee Dee Bancorp in April 2008 and the Bank of Asheville in January 2011.  For the three months ended March 31, 2011 and 2010, we recorded $2,500,000 and $2,735,000, respectively, in net accretion of premiums/discounts that increased net interest income.  The table below presents the components of the purchase accounting adjustments.

Index

	For the Three Months Ended
$ in thousands	March 31, 2011	March 31,2010

Interest income – reduced by premium amortization on loans	$(105)	(49)
Interest income – increased by accretion of loan discount	2,515	1,484
Interest expense – reduced by premium amortization of deposits	53	1,184
Interest expense – reduced by premium amortization of borrowings	37	116
Impact on net interest income	$2,500	2,735

The following table presents net interest income analysis on a tax-equivalent basis.

	For the Three Months Ended March 31,
	2011			2010
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,502,011	5.97%	$36,807	$2,627,638	5.90%	$38,218
Taxable securities	185,702	3.13%	1,432	174,395	3.56%	1,530
Non-taxable securities (2)	56,810	6.32%	885	39,356	6.69%	649
Short-term investments, principally federal funds	127,518	0.29%	90	223,745	0.38%	207
Total interest-earning assets	2,872,041	5.54%	39,214	3,065,134	5.37%	40,604

Cash and due from banks	66,884			56,984
Premises and equipment	67,953			54,281
Other assets	339,812			264,138
Total assets	$3,346,690			$3,440,537

Liabilities
NOW deposits	$324,707	0.28%	$227	$326,406	0.27%	$216
Money market deposits	510,901	0.59%	742	534,204	1.00%	1,315
Savings deposits	158,733	0.67%	261	152,937	0.88%	333
Time deposits >$100,000	797,540	1.32%	2,604	831,862	1.69%	3,472
Other time deposits	679,398	1.30%	2,169	789,302	1.66%	3,224
Total interest-bearing deposits	2,471,279	0.99%	6,003	2,634,711	1.32%	8,560
Securities sold under agreements to repurchase	58,384	0.35%	50	58,069	0.80%	114
Borrowings	108,813	1.72%	462	106,769	1.74%	458
Total interest-bearing liabilities	2,638,476	1.00%	6,515	2,799,549	1.32%	9,132

Non-interest-bearing deposits	319,972			275,832
Other liabilities	36,291			18,630
Shareholders’ equity	351,951			346,526
Total liabilities and shareholders’ equity	$3,346,690			$3,440,537

Net yield on interest-earning assets and net interest income		4.62%	$32,699		4.16%	$31,472
Interest rate spread		4.54%			4.05%

Average prime rate		3.25%			3.25%

(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2)
Includes tax-equivalent adjustments of $385,000 and $295,000 in 2011 and 2010, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax exempt status.  This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Index

Average loans outstanding for the first quarter of 2011 were $2.502 billion, which was 4.8% less than the average loans outstanding for the first quarter of 2010 ($2.628 billion).  The mix of our loan portfolio remained substantially the same at March 31, 2011 compared to December 31, 2010, with approximately 90% of our loans being real estate loans, 7% being commercial, financial, and agricultural loans, and the remaining 3% being consumer installment loans.  The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Average total deposits outstanding for the first quarter of 2011 were $2.791 billion, which was 4.1% less than the average deposits outstanding for the first quarter of 2010 ($2.911 billion).  Generally, we can reinvest funds from deposits at higher yields than the interest rate being paid on those deposits, and therefore increases in deposits typically result in higher amounts of net interest income.

The lower average loan and deposit balances when comparing the first quarter of 2011 to the first quarter of 2010 are a result of declines in loans and deposits that we have experienced over the past twelve months.  Loan demand in most of our market areas remains weak, and the pace of loan principal repayments has exceeded new loan originations.  With the negative loan growth experienced, we have been able to lessen our reliance on higher cost sources of funding, including internet deposits and large denomination time deposits, which has resulted in lower deposit balances and a lower average cost of funds.

The yields earned on assets increased slightly in 2011 compared to 2010 primarily as a result of the purchase accounting adjustments previously discussed.  The rates paid on liabilities (funding costs) have declined in 2011 compared to 2010, primarily as a result of the maturity and repricing of liabilities that were originated during periods of higher interest rates and our ability to progressively reduce the rates paid on demand deposits.  As derived from the above table, in the first quarter of 2011, the average yield on interest-earning assets was 5.54%, a 17 basis point increase from the 5.37% yield in the comparable period of 2010, while the average rate on interest bearing liabilities declined by 32 basis points, from 1.32% in the first quarter of 2010 to 1.00% in the first quarter of 2011.

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

The current economic environment has resulted in an increase in our classified and nonperforming assets, which has led to elevated provisions for loan losses.  Our provision for loan losses amounted to $11.3 million in the first quarter of 2011 compared to $7.6 million in the first quarter of 2010.  The 2011 provision for loan losses was comprised of $7.5 million related to non-covered loans and $3.8 million related to covered loans, whereas in the comparable period of 2010, the entire $7.6 million provision for loan losses related to non-covered loans.  The $3.8 million provision for loan losses related to covered loans in 2011 was necessary primarily because of updated appraisals received on collateral dependent loans with lower values than the prior appraised amounts.  As previously discussed, the provision for loan losses related to covered loans was offset by an 80% increase to the FDIC indemnification asset, which increased noninterest income.

Our non-covered nonperforming assets amounted to $116 million at March 31, 2011, compared to $117 million at December 31, 2010 and $101 million at March 31, 2010.  At March 31, 2011, the ratio of non-covered nonperforming assets to total non-covered assets was 4.05%, compared to 4.16% at December 31, 2010, and 3.58% at March 31, 2010.  The Company’s outlook for nonperforming assets is consistent with the recent trend, with the Company not expecting material improvement, nor deterioration, in the near future.

Our ratio of annualized net charge-offs to average non-covered loans was 1.97% for the first quarter of 2011 compared to 3.10% in the fourth quarter of 2010 and 1.01% in the first quarter of 2010.

Our nonperforming assets that are covered by FDIC loss share agreements amounted to $169 million at March 31, 2011 compared to $168 million at December 31, 2010 and $184 million at March 31, 2010.  The addition of nonperforming assets from The Bank of Asheville acquisition during the first quarter of 2011 offset what would have otherwise been a slight decline in covered nonperforming assets during the quarter.  We continue to submit claims to the FDIC on a regular basis pursuant to the loss share agreements.

Index

Total noninterest income was $14.2 million in the first quarter of 2011 compared to $5.7 million for the first quarter of 2010.  The increase in 2011 was primarily caused by the previously discussed $10.2 million bargain purchase gain recorded in the acquisition of The Bank of Asheville.  Other significant factors affecting 2011 noninterest income were – 1) $4.9 million of write-downs of covered foreclosed properties, 2) $1.4 million of write-downs on non-covered foreclosed properties, and 3) $5.0 million of indemnification asset income due to increased amounts expected from the FDIC related to the provision for loan losses on covered loans and the write-downs of covered foreclosed properties recorded in 2011. The covered and non-covered foreclosed property write-downs have been necessary due to declining property values in our market area, particularly along the coast of North Carolina.

For the three month period ended March 31, 2011, service charges on deposits were $3.0 million compared to $3.5 million for the same period in 2010.  The decline was primarily due to lower overdraft fees, which began declining in the second half of 2010 as result of fewer instances of customers overdrawing their accounts.  This was partially a result of new regulations that took effect in the third quarter of 2010 that limit the Company’s ability to charge overdraft fees.

Noninterest expenses amounted to $25.0 million in the first quarter of 2011, a 12.4% increase from the $22.3 million recorded in the same period of 2010.  Operating expenses related to The Bank of Asheville acquisition were $1.0 million in 2011, and additionally, we recorded $0.4 million in merger expenses related to this transaction.  For each of three month periods ended March 31, 2011 and 2010, we recorded approximately $0.6 million in expense related to two separate frauds.  The 2010 fraud has been fully investigated and during the second half of 2010, we realized recoveries of $0.3 million.  The 2011 fraud is still under investigation.  We don’t believe at this time that any further losses will be recorded in connection with these two frauds.

Other significant factors playing a role in the increased expense were – 1) $0.6 million in higher employee medical claims incurred by our self-funded health plan, and 2) collection expenses on non-covered assets, which amounted to $0.8 million in 2011 compared to $0.4 million for the comparable period in 2010.

The provision for income taxes was $3,746,000 in the first quarter of 2011, an effective tax rate of 37.0%, compared to $2,530,000 in the first quarter of 2010, an effective tax rate of 36.3%.  We expect our effective tax rate to remain at approximately 36-37% for the foreseeable future.

The Consolidated Statements of Comprehensive Income reflect other comprehensive income of $196,000 and $617,000 during the first quarters of 2011 and 2010, respectively.  The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains of our available for sale securities.  Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase.  Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

Index

FINANCIAL CONDITION

Total assets at March 31, 2011 amounted to $3.40 billion, 0.3% higher than a year earlier.  Total loans at March 31, 2011 amounted to $2.49 billion, a 4.6% decrease from a year earlier, and total deposits amounted to $2.84 billion, a 0.9% decrease from a year earlier.

The following table presents information regarding the nature of our growth for the twelve months ended March 31, 2011 and for the first quarter of 2011.

April 1, 2010 to March 31, 2011	Balance at beginning of period	Internal Growth	Growth from Acquisitions	Balance at end of period	Total percentage growth	Percentage growth, excluding acquisitions
	($ in thousands)

Loans	$2,606,132	(222,190)	102,268	2,486,210	-4.6%	-8.5%

Deposits – Noninterest bearing	$282,298	31,072	18,798	332,168	17.7%	11.0%
Deposits – NOW	313,975	4,344	31,358	349,677	11.4%	1.4%
Deposits – Money market	537,296	(42,893)	19,150	513,553	-4.4%	-8.0%
Deposits – Savings	155,603	3,054	3,212	161,869	4.0%	2.0%
Deposits – Brokered	90,061	89,215	14,902	194,178	115.6%	99.1%
Deposits – Internet time	77,209	(69,054)	42,920	51,075	-33.8%	-89.4%
Deposits – Time>$100,000	711,231	(131,121)	13,515	593,625	-16.5%	-18.4%
Deposits – Time<$100,000	702,879	(103,472)	48,889	648,296	-7.8%	-14.7%
Total deposits	$2,870,552	(218,855)	192,744	2,844,441	-0.9%	-7.6%

January 1, 2011 to March 31, 2011
Loans	$2,454,132	(70,190)	102,268	2,486,210	1.3%	-2.9%

Deposits – Noninterest bearing	$292,759	20,611	18,798	332,168	13.5%	7.0%
Deposits – NOW	292,623	25,696	31,358	349,677	19.5%	8.8%
Deposits – Money market	498,312	(3,909)	19,150	513,553	3.1%	-0.8%
Deposits – Savings	153,325	5,332	3,212	161,869	5.6%	3.5%
Deposits – Brokered	143,554	35,722	14,902	194,178	35.3%	24.9%
Deposits – Internet time	46,801	(38,646)	42,920	51,075	9.1%	-82.6%
Deposits – Time>$100,000	602,371	(22,261)	13,515	593,625	-1.5%	-3.7%
Deposits – Time<$100,000	622,768	(23,361)	48,889	648,296	4.1%	-3.8%
Total deposits	$2,652,513	(816)	192,744	2,844,441	7.2%	0.0%

As derived from the table above, for the twelve months preceding March 31, 2011, our loans decreased by $120 million, or 4.6%.  Over that same period, deposits decreased $26 million, or 0.9%.  In January 2011, we acquired approximately $102 million in loans and $193 million in deposits in The Bank of Asheville acquisition.  For the first three months of 2011, internally generated loans decreased $70 million, or 1.3%, while internally generated deposits were essentially unchanged.  We believe internally generated loans have declined due to lower loan demand in the weak economy, as well as an initiative that began in 2008 to require generally higher loan interest rates to better compensate us for our risk.  With the decrease in loans experienced, we have been able to lessen our reliance on higher cost sources of funding, including internet deposits and large denomination time deposits, which has resulted in lower deposit balances.

The mix of our loan portfolio remains substantially the same at March 31, 2011 compared to December 31, 2010.  The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Index

Note 8 to the consolidated financial statements presents additional detailed information regarding our mix of loans, including a break-out between loans covered by FDIC loss share agreements and non-covered loans.

Nonperforming Assets

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, and other real estate.  As previously discussed, as a result of two FDIC-assisted transactions, we entered into loss share agreements, which afford us significant protection from losses from all loans and other real estate acquired in the acquisition.

Because of the loss protection provided by the FDIC, the financial risk of the acquired loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreements.  Accordingly, we present separately loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreements as “non-covered loans.”

Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	March 31, 2011	December 31, 2010	March 31, 2010

Non-covered nonperforming assets
Nonaccrual loans	$69,250	62,326	63,415
Restructured loans – accruing	19,843	33,677	27,207
Accruing loans >90 days past due	–	–	–
Total non-covered nonperforming loans	89,093	96,003	90,622
Other real estate	26,961	21,081	10,818
Total non-covered nonperforming assets	$116,054	117,084	101,440

Covered nonperforming assets (1)
Nonaccrual loans (2)	$56,862	58,466	105,043
Restructured loans – accruing	16,238	14,359	11,379
Accruing loans > 90 days past due	–	–	–
Total covered nonperforming loans	73,100	72,825	116,422
Other real estate	95,868	94,891	68,044
Total covered nonperforming assets	$168,968	167,716	184,466

Total nonperforming assets	$285,022	284,800	285,906

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	2.92%	4.17%	0.81%
Nonperforming loans to total loans	6.52%	6.88%	7.94%
Nonperforming assets to total assets	8.38%	8.69%	8.43%
Allowance for loan losses to total loans	1.72%	2.01%	1.52%
Allowance for loan losses to nonperforming loans	26.37%	29.28%	19.17%

Asset Quality Ratios – Based on Non-covered Assets only
Net charge-offs to average non-covered loans - annualized	1.97%	3.10%	1.01%
Non-covered nonperforming loans to non-covered loans	4.35%	4.61%	4.28%
Non-covered nonperforming assets to total non-covered assets	4.05%	4.16%	3.58%
Allowance for loan losses to non-covered loans	1.75%	1.84%	1.87%
Allowance for loan losses to non-covered nonperforming loans	40.15%	39.87%	43.80%

(1)  Covered nonperforming assets consist of assets that are included in loss share agreements with the FDIC.
(2)  At March 31, 2011, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $106.5 million.

Index

We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

Consistent with the weak economy, we have experienced high levels of loan losses, delinquencies and nonperforming assets.  Our non-covered nonperforming assets were $116.1 million at March 31, 2011 compared to $117.1 million at December 31, 2010 and $101.4 million at March 31, 2010.

The following is the composition, by loan type, of all of our nonaccrual loans (covered and non-covered) at each period end, as classified for regulatory purposes:

($ in thousands)	At March 31, 2011	At December 31, 2010	At March 31, 2010
Commercial, financial, and agricultural	$2,235	2,595	3,201
Real estate – construction, land development, and other land loans	57,549	54,781	81,170
Real estate – mortgage – residential (1-4 family) first mortgages	33,663	36,715	41,387
Real estate – mortgage – home equity loans/lines of credit	6,445	8,584	14,287
Real estate – mortgage – commercial and other	23,540	17,578	27,412
Installment loans to individuals	2,680	539	1,001
Total nonaccrual loans	$126,112	120,792	168,458

     The following segregates our nonaccrual loans at March 31, 2011 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$179	2,056	2,235
Real estate – construction, land development, and other land loans	27,002	30,547	57,549
Real estate – mortgage – residential (1-4 family) first mortgages	16,474	17,189	33,663
Real estate – mortgage – home equity loans/lines of credit	2,546	3,899	6,445
Real estate – mortgage – commercial and other	10,582	12,958	23,540
Installment loans to individuals	79	2,601	2,680
Total nonaccrual loans	$56,862	69,250	126,112

     The following segregates our nonaccrual loans at December 31, 2010 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$163	2,432	2,595
Real estate – construction, land development, and other land loans	30,846	23,935	54,781
Real estate – mortgage – residential (1-4 family) first mortgages	16,343	20,372	36,715
Real estate – mortgage – home equity loans/lines of credit	4,059	4,525	8,584
Real estate – mortgage – commercial and other	7,039	10,539	17,578
Installment loans to individuals	16	523	539
Total nonaccrual loans	$58,466	62,326	120,792

At March 31, 2011, troubled debt restructurings (covered and non-covered) amounted to $36.1 million, compared to $48.0 million at December 31, 2010, and $38.6 million at March 31, 2010.

Other real estate includes foreclosed, repossessed, and idled properties.  Non-covered other real estate has increased over the past year, amounting to $27.0 million at March 31, 2011, $21.1 million at December 31, 2010, and $10.8 million at March 31, 2010.  At March 31, 2011, we also held $95.9 million in other real estate that is subject to the loss share agreements with the FDIC.  We believe that the fair values of the items of other real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

Index

The following table presents the detail of all of our other real estate at each period end (covered and non-covered):

($ in thousands)	At March 31, 2011	At December 31, 2010	At March 31, 2010
Vacant land	$79,933	81,185	53,556
1-4 family residential properties	34,523	28,146	22,400
Commercial real estate	8,373	6,641	2,906
Other	–	–	–
Total other real estate	$122,829	115,972	78,862

The following segregates our other real estate at March 31, 2011 into covered and non-covered:

($ in thousands)	Covered Other Real Estate	Non-covered Other Real Estate	Total Other Real Estate
Vacant land	$69,256	10,677	79,933
1-4 family residential properties	22,031	12,492	34,523
Commercial real estate	4,581	3,792	8,373
Other	–	–	–
Total other real estate	$95,868	26,961	122,829

Index

The following table presents geographical information regarding our nonperforming assets at March 31, 2011.

	As of March 31, 2011
($ in thousands)	Covered	Non-covered	Total	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$54,665	21,679	76,344	$572,000	13.3%
Triangle Region (NC)	–	27,557	27,557	755,000	3.6%
Triad Region (NC)	–	17,633	17,633	391,000	4.5%
Charlotte Region (NC)	–	3,244	3,244	98,000	3.3%
Southern Piedmont Region (NC)	47	1,343	1,390	223,000	0.6%
Western Region (NC)	17,645	–	17,645	99,000	17.8%
South Carolina Region	743	11,415	12,158	160,000	7.6%
Virginia Region	–	4,772	4,772	177,000	2.7%
Other	–	1,450	1,450	11,000	13.2%
Total nonaccrual loans and troubled debt restructurings	$73,100	89,093	162,193	$2,486,000	6.5%

Other Real Estate (1)
Eastern Region (NC)	$93,450	6,270	99,720
Triangle Region (NC)	–	6,811	6,811
Triad Region (NC)	–	5,726	5,726
Charlotte Region (NC)	–	5,017	5,017
Southern Piedmont Region (NC)	–	1,119	1,119
Western Region (NC)	2,376	–	2,376
South Carolina Region	42	1,726	1,768
Virginia Region	–	292	292
Other	–	–	–
Total other real estate	$95,868	29,961	122,829

(1) The counties comprising each region are as follows:
Eastern North Carolina Region - New Hanover, Brunswick, Duplin, Dare, Beaufort, Onslow, Carteret
Triangle North Carolina Region - Moore, Lee, Harnett, Chatham, Wake
Triad North Carolina Region - Montgomery, Randolph, Davidson, Rockingham, Guilford, Stanly
Southern Piedmont North Carolina Region - Anson, Richmond, Scotland, Robeson, Bladen, Columbus Western North Carolina Region - Buncombe
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

Index

Our provision for loan losses amounted to $11.3 million in the first quarter of 2011 compared to $7.6 million in the first quarter of 2010.  The 2011 provision for loan losses was comprised of $7.5 million related to non-covered loans and $3.8 million related to covered loans, whereas in the comparable period of 2010, the entire $7.6 million provision for loan losses related to non-covered loans.  The $3.8 million provision for loan losses related to covered loans in 2011 was necessary primarily because of updated appraisals received on collateral dependent loans with lower values than the prior appraised amounts.  As previously discussed, the provision for loan losses related to covered loans was offset by an 80% increase to the FDIC indemnification asset, which increased noninterest income.

In the first quarter of 2011, we recorded $18.0 million in net charge-offs, compared to $5.3 million in the first quarter of 2010.  The net charge-offs in 2011 included $7.9 million of covered loans and $10.1 million of non-covered loans, whereas in 2010 the entire $5.3 million of net charge-offs related to non-covered loans.  The charge-offs in 2011 continue a trend that began in 2010, with charge-offs being concentrated in the construction and land development real estate categories.  These types of loans have been impacted the most by the recession and decline in new housing.  Included in the $10.1 million of non-covered loan net charge-offs in 2011 were $4.7 million in partial charge-offs.  Prior to the fourth quarter of 2010, we recorded specific reserves on collateral-deficient nonaccrual loans within the allowance for loans losses, but did not record charge-offs until the loans had been foreclosed upon.

The allowance for loan losses amounted to $42.8 million at March 31, 2011, compared to $49.4 million at December 31, 2010 and $39.7 million at March 31, 2010.  At March 31, 2011, December 31, 2010, and March 31, 2010, the allowance for loan losses attributable to covered loans was $7.0 million, $11.2 million, and zero, respectively.  The allowance for loan losses for non-covered loans amounted to $35.8 million, $38.3 million, and $39.7 million at March 31, 2011, December 31, 2010, and March 31, 2010, respectively.

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

	Three Months Ended March 31,	Twelve Months Ended December 31,	Three Months Ended March 31,
($ in thousands)	2011	2010	2010
Loans outstanding at end of period	$2,486,210	2,454,132	2,606,132
Average amount of loans outstanding	$2,502,011	2,554,401	2,627,638

Allowance for loan losses, at beginning of year	$49,430	37,343	37,343
Provision for loan losses	11,343	54,562	7,623
	60,773	91,905	44,966
Loans charged off:
Commercial, financial, and agricultural	(1,609)	(4,481)	(1,268)
Real estate – construction, land development & other land loans	(8,264)	(22,665)	(577)
Real estate – mortgage – residential (1-4 family) first mortgages	(5,285)	(6,032)	(519)
Real estate – mortgage – home equity loans / lines of credit	(1,114)	(4,973)	(399)
Real estate – mortgage – commercial and other	(1,736)	(2,916)	(2,175)
Installment loans to individuals	(423)	(2,499)	(725)
Total charge-offs	(18,431)	(43,566)	(5,663)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	13	61	–
Real estate – construction, land development & other land loans	31	113	5
Real estate – mortgage – residential (1-4 family) first mortgages	127	357	59
Real estate – mortgage – home equity loans / lines of credit	84	131	149
Real estate – mortgage – commercial and other	32	33	7
Installment loans to individuals	146	396	167
Total recoveries	433	1,091	387
Net charge-offs	(17,998)	(42,475)	(5,276)
Allowance for loan losses, at end of period	$42,775	49,430	39,690

Ratios:
Net charge-offs as a percent of average loans	2.92%	1.66%	0.81%
Allowance for loan losses as a percent of loans at end of period	1.72%	2.01%	1.52%

Index

The following table discloses the activity in the allowance for loan losses for the three months ended March 31, 2011, segregated into covered and non-covered.  All allowance for loan loss activity in the first quarter of 2010 related to non-covered loans.

	As of March 31, 2011
($ in thousands)	Covered	Non-covered	Total

Loans outstanding at end of period	$440,212	2,045,998	2,486,210
Average amount of loans outstanding	$431,949	2,070,062	2,502,011

Allowance for loan losses, at beginning of year	$11,155	38,275	49,430
Provision for loan losses	3,773	7,570	11,343
	14,928	45,845	60,773
Loans charged off:
Commercial, financial, and agricultural	(3)	(1,606)	(1,609)
Real estate – construction, land development & other land loans	(4,097)	(4,167)	(8,264)
Real estate – mortgage – residential (1-4 family) first mortgages	(2,704)	(2,581)	(5,285)
Real estate – mortgage – home equity loans / lines of credit	(199)	(915)	(1,114)
Real estate – mortgage – commercial and other	(869)	(867)	(1,736)
Installment loans to individuals	(54)	(369)	(423)
Total charge-offs	(7,926)	(10,505)	(18,431)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	−	13	13
Real estate – construction, land development & other land loans	−	31	31
Real estate – mortgage – residential (1-4 family) first mortgages	−	127	127
Real estate – mortgage – home equity loans / lines of credit	−	84	84
Real estate – mortgage – commercial and other	−	32	32
Installment loans to individuals	−	146	146
Total recoveries	−	433	433
Net charge-offs	(7,926)	(10,072)	(17,998)
Allowance for loan losses, at end of period	$7,002	35,773	42,775

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at March 31, 2011, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2010.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following four sources - 1) an approximately $430 million line of credit with the Federal Home Loan Bank (of which $62 million was outstanding at March 31, 2011), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at March 31, 2011), 3) an approximately $82 million line of credit through the Federal Reserve Bank of Richmond’s discount window (none of which was outstanding at March 31, 2011) and 4) a $10 million line of credit with a commercial bank (none of which was outstanding at March 31, 2011).  In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was further reduced by $203 million at both March 31, 2011 and December 31, 2010, as a result of our pledging letters of credit for public deposits at each of those dates.  Unused and available lines of credit amounted to $307 million at March 31, 2011 compared to $194 million at December 31, 2010.

Index

Our overall liquidity has increased since March 31, 2010.  Our loans have decreased $120 million, while our deposits have only decreased by $26 million.  As a result, our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 15.5% at March 31, 2010 to 16.7% at March 31, 2011.

We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future.  We will continue to monitor our liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.

The amount and timing of our contractual obligations and commercial commitments has not changed materially since December 31, 2010, detail of which is presented in Table 18 on page 83 of our 2010 Form 10-K.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics.  We have not engaged in derivative activities through March 31, 2011, and have no current plans to do so.

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

Index

At March 31, 2011, our capital ratios exceeded the regulatory minimum ratios discussed above.  The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	March 31, 2011	December 31, 2010	March 31, 2010
Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	15.50%	15.31%	14.32%
Minimum required Tier I capital	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	16.76%	16.57%	15.58%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted most recent quarter average assets	10.04%	10.28%	9.60%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

Our bank subsidiary is also subject to capital requirements similar to those discussed above.  The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above.  At March 31, 2011, our bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”).  Our TCE ratio was 6.42% at March 31, 2011 compared to 6.52% at December 31, 2010 and 6.31% at March 31, 2010.

Index

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary, since January 1, 2011 that have not previously been discussed.

•	The conversion of The Bank of Asheville’s computer systems to First Bank’s systems is scheduled to occur over Memorial Day weekend at the end of May.

•
On February 23, 2011, we announced a quarterly cash dividend of $0.08 cents per share payable on April 25, 2011 to shareholders of record on March 31, 2011.  This is the same dividend rate we declared in the first quarter of 2010.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first three months of 2011.  At March 31, 2011, we had approximately 235,000 shares available for repurchase under existing authority from our board of directors.  We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations.  However, as a result of our participation in the U.S. Treasury’s Capital Purchase Program, we are prohibited from buying back stock without the permission of the Treasury until the preferred stock issued under that program is redeemed.  See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings.  Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities.  It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations.  Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates.  Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin).  Over the past five calendar years, our net interest margin has ranged from a low of 3.74% (realized in 2008) to a high of 4.39% (realized in 2010).  During that five year period, the prime rate of interest has ranged from a low of 3.25% (which was the rate as of March 31, 2011) to a high of 8.25%.  The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain.  At March 31, 2011, approximately 82% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and approximately 95% of our interest-bearing liabilities reprice within five years.

Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at March 31, 2011, we had approximately $850 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets.  This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment.  However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions.  Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products.  For example, included in interest-bearing liabilities subject to interest rate changes within one year at March 31, 2011 are deposits totaling $1.0 billion comprised of NOW, savings, and certain types of money market deposits with interest rates set by management.  These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

Index

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

The Federal Reserve has made no changes to interest rates since 2008, and since that time the difference between market driven short-term interest rates and longer-term interest rates has generally widened, with short-term interest rates steadily declining and longer term interest rates not declining by as much.  The higher long term interest rate environment enhanced our ability to require higher interest rates on loans.  As it relates to funding, we have been able to reprice many of our maturing time deposits at lower interest rates.  We were also able to generally decrease the rates we paid on other categories of deposits as a result of declining short-term interest rates in the marketplace and an increase in liquidity that lessened our need to offer premium interest rates.

As previously discussed in the section “Net Interest Income,” our net interest income was impacted by certain purchase accounting adjustments related to our acquisitions of Cooperative Bank, The Bank of Asheville, and Great Pee Dee Bancorp.  The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable.  The accretion of the loan discount on loans acquired from Cooperative Bank, which amounted to $2.5 million and $1.5 million in the first quarters of 2011 and 2010, respectively, is less predictable and could be materially different among periods.  This is because of the magnitude of the discount that was initially recorded ($228 million) and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs.  If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income.  If the underlying loans experience accelerated paydowns or are paid off, the remaining discount will be accreted into income on an accelerated basis, which in the event of total payoff will result in the remaining discount being entirely accreted into income in the period of the payoff.  Each of these factors is difficult to predict and susceptible to volatility.  We recorded a loan discount of $52 million on The Bank of Asheville acquisition, which we expect will also impact our net interest income in a similar way in future quarters, although to a smaller extent given the smaller size of the discount.  Our net interest margin on a core basis, excluding the loan discount interest accretion, was 4.26% for the first quarter of 2011, 4.33% for the fourth quarter of 2010, and 3.97% for the first quarter of 2010.

Based on our most recent interest rate modeling, which assumes no changes in interest rates for 2011 (federal funds rate = 0.25%, prime = 3.25%), we project that our net interest margin for the remainder of 2011, on a core basis, will remain relatively consistent with the net interest margins recently realized.  With interest rates having been stable for a relatively long period of time, most of our interest-sensitive assets and interest-sensitive liabilities have been repriced at today’s interest rates.  We expect a decline in loans in 2011 (although not to the magnitude experienced in 2010) that will reduce interest income slightly.

Index

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

Index

Part II.  Other Information

Item 1A.  Risk Factors

In addition to those risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, we add the following risk factors.

The January 21, 2011 acquisition of all of the deposits and borrowings, and substantially all of the assets, of The Bank of Asheville could adversely affect our financial results and condition if we fail to integrate the acquisition properly.

The acquisition of The Bank of Asheville will require the integration of the businesses of First Bank and The Bank of Asheville.  The integration process may result in the loss of key employees, the disruption of ongoing businesses and the loss of customers and their business and deposits.  It may also divert management attention and resources from other operations and limit our ability to pursue other acquisitions. There is no assurance that we will realize financial benefits from this acquisition.

The $10.2 million gain we recorded upon the acquisition of The Bank of Asheville is a preliminary amount and could be retroactively decreased.

We accounted for The Bank of Asheville acquisition under the purchase method of accounting, recording the acquired assets and liabilities of The Bank of Asheville at fair value based on preliminary purchase accounting adjustments.  Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving a significant amount of judgment regarding estimates and assumptions.  Based on the preliminary adjustments made, the fair value of the assets we acquired exceeded the fair value of the liabilities assumed by $10.2 million, which resulted in a gain for our company.  Under purchase accounting, we have until one year after the acquisition date to finalize the fair value adjustments, meaning that until then we could materially adjust the preliminary fair value estimates of The Bank of Asheville’s assets and liabilities based on new or updated information.  Such adjustments could reduce or eliminate the extent by which the assets acquired exceeded the liabilities assumed and would result in a retroactive decrease to the $10.2 million gain that we recorded as of the acquisition date, which would reduce our earnings.

We may incur loan losses related to The Bank of Asheville that are materially greater than we originally projected.

The Bank of Asheville had a significant amount of deteriorating and nonperforming loans that ultimately led to the closure of the bank.  When we placed our bid with the FDIC to assume the assets and liabilities of The Bank of Asheville, we estimated an amount of future loan losses that we believed would occur and factored those expected losses into our bid amount.  Estimating loan losses on an entire portfolio of loans is a difficult process that is dependent on a significant amount of judgment and estimates, especially for loan portfolios like The Bank of Asheville’s with a high concentration of deteriorating and nonperforming loans.  If we underestimated the extent of those losses, it will negatively impact us.  Within a one year period, if we discover that we materially understated the loan losses inherent in the loan portfolio as of the acquisition date, it will retroactively reduce or eliminate the $10.2 million gain discussed above.  Beyond the one year period, or if we determine that losses arose after the acquisition date, the additional losses will be reflected as provisions for loan losses, which would reduce our earnings.

Index

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2011 to January 31, 2011	─	─	─	234,667
February 1, 2011 to February 28, 2011	─	─	─	234,667
March 1, 2011 to March 31, 2011	─	─	─	234,667
Total	─	─	─	234,667	(2)

Footnotes to the Above Table
(1)
All shares available for repurchase are pursuant to publicly announced share repurchase authorizations.  On July 30, 2004, we announced that our Board of Directors had approved the repurchase of 375,000 shares of our common stock.  The repurchase authorization does not have an expiration date.  Subject to the restrictions related to our participation in the U.S. Treasury’s Capital Purchase Program, there are no plans or programs we have determined to terminate prior to expiration, or under which we do not intend to make further purchases.

(2)
The table above does not include shares that were used by option holders to satisfy the exercise price of the call options we issued to our employees and directors pursuant to our stock option plans.  There were no such exercises during the three months ended March 31, 2011.

There were no unregistered sales of our securities during the three months ended March 31, 2011.

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

Index

4.c	Warrant for Purchase of Shares of Common Stock was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and is incorporated herein by reference.

10.1
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of The Bank of Asheville, Federal Deposit Insurance Corporation and First Bank, dated as of January 21, 2011, was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2011, and is incoporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

May 10, 2011	BY:/s/ Jerry L. Ocheltree
Jerry L. Ocheltree
President
(Principal Executive Officer),
Treasurer and Director

May 10, 2011	BY:/s/ Anna G. Hollers
Anna G. Hollers
Executive Vice President,
Secretary
and Chief Operating Officer

May 10, 2011	BY:/s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer