Form 10-Q
period 2011-06-30
FIRST BANCORP /NC/
filed 2011-08-09
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
_______________________

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

The number of shares of the registrant's Common Stock outstanding on July 31, 2011 was 16,877,731.

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

Index

Part I. Financial Information
Item 1 - Financial Statements

First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands-unaudited)	June 30, 2011	December 31, 2010 (audited)	June 30, 2010
ASSETS
Cash and due from banks, noninterest-bearing	$73,676	56,821	59,944
Due from banks, interest-bearing	163,414	154,320	148,539
Federal funds sold	1,157	861	5,091
Total cash and cash equivalents	238,247	212,002	213,574

Securities available for sale	171,844	181,182	163,317
Securities held to maturity (fair values of $59,860, $53,312, and $47,786)	57,593	54,018	47,312

Presold mortgages in process of settlement	2,466	3,962	3,123

Loans – non-covered	2,040,714	2,083,004	2,099,099
Loans – covered by FDIC loss share agreement	401,726	371,128	455,477
Total loans	2,442,440	2,454,132	2,554,576
Allowance for loan losses – non-covered	(34,465)	(38,275)	(42,215)
Allowance for loan losses – covered	(5,540)	(11,155)	─
Total allowance for loan losses	(40,005)	(49,430)	(42,215)
Net loans	2,402,435	2,404,702	2,512,361

Premises and equipment	68,898	67,741	54,026
Accrued interest receivable	12,000	13,579	12,975
FDIC indemnification asset	142,894	123,719	118,072
Goodwill	65,835	65,835	65,835
Other intangible assets	4,349	4,523	4,962
Other real estate owned – non-covered	31,849	21,081	14,690
Other real estate owned – covered	102,883	94,891	80,074
Other	32,456	31,697	28,021
Total assets	$3,333,749	3,278,932	3,318,342

LIABILITIES
Deposits: Demand - noninterest-bearing	$323,223	292,759	293,555
NOW accounts	371,693	292,623	356,626
Money market accounts	499,286	500,360	494,979
Savings accounts	145,576	153,325	157,343
Time deposits of $100,000 or more	765,787	762,990	782,663
Other time deposits	641,853	650,456	709,722
Total deposits	2,747,418	2,652,513	2,794,888
Securities sold under agreements to repurchase	68,608	54,460	61,766
Borrowings	138,796	196,870	76,579
Accrued interest payable	2,208	2,082	2,665
Other liabilities	24,421	28,404	33,706
Total liabilities	2,981,451	2,934,329	2,969,604

Commitments and contingencies	–	–	–

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued and outstanding: 65,000 shares	65,000	65,000	65,000
Discount on preferred stock	(2,474)	(2,932)	(3,361)
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued and outstanding: 16,862,536, 16,801,426, and 16,770,119 shares	100,549	99,615	98,973
Common stock warrants	4,592	4,592	4,592
Retained earnings	188,737	183,413	186,552
Accumulated other comprehensive income (loss)	(4,106)	(5,085)	(3,018)
Total shareholders’ equity	352,298	344,603	348,738
Total liabilities and shareholders’ equity	$3,333,749	3,278,932	3,318,342

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
INTEREST INCOME
Interest and fees on loans	$38,464	37,609	75,271	75,827
Interest on investment securities:
Taxable interest income	1,463	1,579	2,895	3,109
Tax-exempt interest income	499	409	999	763
Other, principally overnight investments	103	121	193	328
Total interest income	40,529	39,718	79,358	80,027

INTEREST EXPENSE
Savings, NOW and money market	1,103	1,664	2,333	3,528
Time deposits of $100,000 or more	2,661	3,182	5,265	6,654
Other time deposits	1,767	2,825	3,936	6,049
Securities sold under agreements to repurchase	48	70	98	184
Borrowings	470	441	932	899
Total interest expense	6,049	8,182	12,564	17,314

Net interest income	34,480	31,536	66,794	62,713
Provision for loan losses – non-covered	7,607	8,003	15,177	15,626
Provision for loan losses – covered	3,327	─	7,100	─
Total provision for loan losses	10,934	8,003	22,277	15,626
Net interest income after provision for loan losses	23,546	23,533	44,517	47,087

NONINTEREST INCOME
Service charges on deposit accounts	3,655	3,593	6,609	7,058
Other service charges, commissions and fees	1,709	1,378	3,315	2,755
Fees from presold mortgages	346	440	641	812
Commissions from sales of insurance and financial products	409	340	764	762
Gain from acquisition	─	─	10,196	─
Foreclosed property losses and write-downs – non-covered	(271)	(96)	(1,624)	(51)
Foreclosed property losses and write-downs – covered	(2,583)	(5,495)	(7,517)	(5,495)
FDIC indemnification asset income, net	1,826	4,396	6,866	4,396
Securities gains	60	15	74	24
Other gains (losses)	(37)	(34)	(17)	(30)
Total noninterest income	5,114	4,537	19,307	10,231

NONINTEREST EXPENSES
Salaries	9,694	8,735	19,405	17,351
Employee benefits	2,954	2,589	6,156	5,073
Total personnel expense	12,648	11,324	25,561	22,424
Net occupancy expense	1,598	1,752	3,270	3,640
Equipment related expenses	1,110	1,063	2,172	2,202
Intangibles amortization	226	220	450	435
Merger expenses	243	─	594	─
Other operating expenses	7,088	7,598	15,909	15,536
Total noninterest expenses	22,913	21,957	47,956	44,237

Income before income taxes	5,747	6,113	15,868	13,081
Income taxes	2,021	2,172	5,767	4,702

Net income	3,726	3,941	10,101	8,379

Preferred stock dividends and accretion	(1,041)	(1,026)	(2,083)	(2,053)

Net income available to common shareholders	$2,685	2,915	8,018	6,326

Earnings per common share:
Basic	$0.16	0.17	0.48	0.38
Diluted	0.16	0.17	0.48	0.38

Dividends declared per common share	$0.08	0.08	0.16	0.16

Weighted average common shares outstanding:
Basic	16,841,289	16,751,962	16,827,615	16,742,240
Diluted	16,868,571	16,784,126	16,855,027	16,772,969

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands-unaudited)	2011	2010	2011	2010

Net income	$3,726	3,941	10,101	8,379
Other comprehensive income (loss):
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period, pretax	1,198	1,190	1,387	2,085
Tax benefit	(467)	(464)	(541)	(813)
Reclassification to realized gains	(60)	(15)	(74)	(24)
Tax expense	23	5	29	9
Postretirement Plans:
Amortization of unrecognized net actuarial loss	140	117	280	234
Tax expense	(56)	(46)	(112)	(92)
Amortization of prior service cost and transition obligation	9	9	18	18
Tax expense	(4)	(4)	(8)	(8)
Other comprehensive income	783	792	979	1,409
Comprehensive income	$4,509	4,733	11,080	9,788

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In thousands, except per share –		Preferred	Common Stock		Common		Accumulated Other	Total Share-
unaudited)	Preferred Stock	Stock Discount	Shares	Amount	Stock Warrants	Retained Earnings	Comprehensive Income (Loss)	holders’ Equity

Balances, January 1, 2010	$65,000	(3,789)	16,722	$98,099	4,592	182,908	(4,427)	342,383

Net income						8,379		8,379
Common stock issued under stock option plans			17	171				171
Common stock issued into dividend reinvestment plan			15	226				226
Cash dividends declared ($0.16 per common share)						(2,682)		(2,682)
Preferred dividends						(1,625)		(1,625)
Accretion of preferred stock discount		428				(428)		−
Tax benefit realized from exercise of nonqualified stock options				36				36
Stock-based compensation			16	441				441
Other comprehensive income							1,409	1,409

Balances, June 30, 2010	$65,000	(3,361)	16,770	$98,973	4,592	186,552	(3,018)	348,738

Balances, January 1, 2011	$65,000	(2,932)	16,801	$99,615	4,592	183,413	(5,085)	344,603

Net income						10,101		10,101
Common stock issued under stock option plans			2	30				30
Common stock issued into dividend reinvestment plan			30	421				421
Cash dividends declared ($0.16 per common share)						(2,694)		(2,694)
Preferred dividends						(1,625)		(1,625)
Accretion of preferred stock discount		458				(458)		−
Stock-based compensation			29	483				483
Other comprehensive income							979	979

Balances, June 30, 2011	$65,000	(2,474)	16,862	$100,549	4,592	188,737	(4,106)	352,298

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
($ in thousands-unaudited)	2011	2010
Cash Flows From Operating Activities
Net income	$10,101	8,379
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	22,277	15,626
Net security premium amortization	748	765
Purchase accounting accretion and amortization, net	(6,565)	(5,192)
Gain from acquisition	(10,196)	─
Foreclosed property losses and write-downs	9,141	5,546
Gain on securities available for sale	(74)	(24)
Other losses	17	30
Increase in net deferred loan costs	(323)	(317)
Depreciation of premises and equipment	2,182	1,974
Stock-based compensation expense	483	441
Amortization of intangible assets	450	435
Origination of presold mortgages in process of settlement	(35,532)	(38,379)
Proceeds from sales of presold mortgages in process of settlement	37,028	39,223
Decrease in accrued interest receivable	1,579	1,808
Increase in other assets	(6,866)	(10,836)
Increase (decrease) in accrued interest payable	126	(389)
Increase (decrease) in other liabilities	(5,238)	9,270
Net cash provided by operating activities	19,338	28,360

Cash Flows From Investing Activities
Purchases of securities available for sale	(23,721)	(33,282)
Purchases of securities held to maturity	(3,816)	(15,173)
Proceeds from maturities/issuer calls of securities available for sale	34,829	51,079
Proceeds from maturities/issuer calls of securities held to maturity	1,053	2,235
Proceeds from sales of securities available for sale	2,518	─
Net decrease in loans	45,905	42,703
Proceeds from FDIC loss share agreements	32,468	21,192
Proceeds from sales of foreclosed real estate	16,425	10,030
Purchases of premises and equipment	(3,323)	(1,809)
Net cash received (paid) in acquisition	54,037	(170)
Net cash provided by investing activities	156,375	76,805

Cash Flows From Financing Activities
Net decrease in deposits and repurchase agreements	(83,523)	(138,597)
Repayments of borrowings, net	(62,081)	(100,000)
Cash dividends paid – common stock	(2,690)	(2,674)
Cash dividends paid – preferred stock	(1,625)	(1,625)
Proceeds from issuance of common stock	451	397
Tax benefit from exercise of nonqualified stock options	−	36
Net cash used by financing activities	(149,468)	(242,463)

Increase (decrease) in cash and cash equivalents	26,245	(137,298)
Cash and cash equivalents, beginning of period	212,002	350,872

Cash and cash equivalents, end of period	$238,247	213,574

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$12,438	17,703
Income taxes	11,710	7,569
Non-cash transactions:
Unrealized gain on securities available for sale, net of taxes	801	1,257
Foreclosed loans transferred to other real estate	42,984	52,151

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended June 30, 2011 and 2010

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2011 and 2010 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 2011 and 2010. All such adjustments were of a normal, recurring nature. Reference is made to the 2010 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements. The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through the date the financial statements were issued.

Note 2 – Accounting Policies

Note 1 to the 2010 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements. The following paragraphs update that information as necessary.

In July 2010, the FASB issued guidance that requires an entity to provide more information about the credit quality of its financing receivables, such as aging information, credit quality indicators and troubled debt restructurings, in the disclosures to its financial statements. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how the entity develops its allowance for credit losses and how it manages its credit exposure. Except for disclosures related to troubled debt restructurings (discussed in next paragraph), the required disclosures became effective for periods ending on or after December 15, 2010. The Company is required to include these disclosures in its interim and annual financial statements. See Note 8 for required disclosures.

In April 2011, the FASB issued guidance to assist creditors with their determination of when a restructuring is a troubled debt restructuring. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties, as both events must be present. This guidance and the new disclosures related to troubled debt restructurings will be effective for reporting periods beginning after June 15, 2011.

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

Index

is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2011.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Reclassifications

Certain amounts reported in the period ended June 30, 2010 have been reclassified to conform to the presentation for June 30, 2011. These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

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

First Bank received a $23.9 million discount on the assets acquired and paid no deposit premium. The acquisition was accounted for under the purchase method of accounting in accordance with relevant accounting guidance. The statement of net assets acquired as of January 21, 2011 and the resulting gain are presented in the following table. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values becomes available. The Company recorded an estimated receivable from the FDIC in the amount of $42.2 million, which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Company.

An acquisition gain totaling $10.2 million resulted from the acquisition and is included as a component of noninterest income on the statement of income. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed.

Index

The statement of net assets acquired as of January 21, 2011 and the resulting gain that was recorded are presented in the following table.

($ in thousands)	As Recorded by The Bank of Asheville	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$27,297	–		27,297
Securities	4,461	–		4,461
Loans	153,994	(51,726	) (a)	102,268
Core deposit intangible	−	277	(b)	277
FDIC indemnification asset	−	42,218	(c)	42,218
Foreclosed properties	3,501	(2,159	) (d)	1,342
Other assets	1,146	(370	) (e)	776
Total	190,399	(11,760)		178,639

Liabilities
Deposits	192,284	460	(f)	192,744
Borrowings	4,004	77	(g)	4,081
Other	111	1,447	(h)	1,558
Total	196,399	1,984		198,383

Excess of liabilities received over assets	(6,000)	(13,744)		(19,744)
Less: Asset discount	(23,940)
Cash received/receivable from FDIC at closing	29,940			29,940

Total gain recorded				$10,196

Explanation of Fair Value Adjustments
(a)	This estimated adjustment is necessary as of the acquisition date to write down The Bank of Asheville’s book value of loans to the estimated fair value as a result of future expected loan losses.

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

The operating results of the Company for the period ended June 30, 2011 include the operating results of the acquired assets and assumed liabilities for the period subsequent to the acquisition date of January 21, 2011 and were not material to the six month period ended June 30, 2011. Due primarily to the significant amount of fair value adjustments and the FDIC loss share agreements now in place, historical results of The Bank of Asheville are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

Note 5 – Equity-Based Compensation Plans

At June 30, 2011, the Company had the following equity-based compensation plans: the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, the First Bancorp 1994 Stock Option Plan, and one plan that was assumed from an acquired entity. The Company’s shareholders approved all equity-based compensation plans, except for those assumed from acquired companies. The First Bancorp 2007 Equity Plan became effective upon the approval of shareholders on May 2, 2007. As of June 30, 2011, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

The First Bancorp 2007 Equity Plan and its predecessor plans, the First Bancorp 2004 Stock Option Plan and the First Bancorp 1994 Stock Option Plan (“Predecessor Plans”), are intended to serve as a means to attract, retain and motivate key employees and directors and to associate the interests of the plans’ participants with those of the Company and its shareholders. The Predecessor Plans only provided for the ability to grant stock options, whereas the First Bancorp 2007 Equity Plan, in addition to providing for grants of stock options, also allows for grants of other types of equity-based compensation, including stock appreciation rights, restricted stock, restricted performance stock, unrestricted stock, and performance units. Since the First Bancorp 2007 Equity Plan became effective on May 2, 2007, the Company has granted the following stock-based compensation: 1) the grant of 2,250 stock options to each of the Company’s non-employee directors on June 1, 2007, 2008, and 2009, 2) the grant of 5,000 incentive stock options to an executive officer on April 1, 2008 in connection with a corporate acquisition, 3) the grant of 262,599 stock options and 81,337 performance units to 19 senior officers on June 17, 2008 (each performance unit represents the right to acquire one share of the Company’s common stock upon satisfaction of the vesting conditions), 4) the grant of 29,267 long-term restricted shares of common stock to certain senior executive officers on December 11, 2009, 5) the grant of 1,039 shares of common stock to each of the Company’s non-employee directors on June 1, 2010, 6) the grant of 7,259 long-term restricted shares of common stock to certain senior executive officers on February 24, 2011, and 7) the grant of 1,414 shares of common stock to each of the Company’s non-employee directors on June 1, 2011.

Prior to the June 17, 2008 grant, stock option grants to employees generally had five-year vesting schedules (20% vesting each year) and had been irregular, usually falling into three categories - 1) to attract and retain new employees, 2) to recognize changes in responsibilities of existing employees, and 3) to periodically reward exemplary performance. Compensation expense associated with these types of grants is recorded pro-ratably over the vesting period. As it relates to directors, until 2010 the Company had historically granted 2,250 vested stock options to each of the Company’s non-employee directors in June of each year. In June 2011 and 2010, the Company granted 1,414 common shares and 1,039 common shares, respectively, to each non-employee director, which had approximately the same value as 2,250 stock options. Compensation expense associated with these director grants is recognized on the date of grant since there are no vesting conditions.

Index

The June 17, 2008 grant of a combination of performance units and stock options have both performance conditions (earnings per share targets) and service conditions that must be met in order to vest. The 262,599 stock options and 81,337 performance units represent the maximum number of options and performance units that could have vested if the Company were to achieve specified maximum goals for earnings per share during the three annual performance periods ending on December 31, 2008, 2009, and 2010. Up to one-third of the total number of options and performance units granted are subject to vesting annually as of December 31 of each year beginning in 2010, if (1) the Company achieves specific earnings per share (EPS) goals during the corresponding performance period and (2) the executive or key employee continues employment for a period of two years beyond the corresponding performance period. Compensation expense for this grant is recorded over the various service periods based on the estimated number of options and performance units that are probable to vest. If the awards do not vest, no compensation cost is recognized and any previously recognized compensation cost will be reversed. The Company did not achieve the minimum earnings per share performance goal for 2008 or 2010, and thus two-thirds of the above grant has been permanently forfeited. As a result of the significant acquisition gain realized in June 2009 related to a failed bank acquisition, the Company achieved the EPS goal for 2009 and the related awards will vest on December 31, 2011 for each grantee that remains employed as of that date. The Company recorded compensation expense of $299,000 in each of 2009 and 2010 related to this grant and its expected vesting. Assuming no forfeitures, the Company will record compensation expense of approximately $75,000 in each quarter of 2011 related to this grant.

The December 11, 2009 and February 24, 2011 grants of long-term restricted shares of common stock to senior executives vest in accordance with the minimum rules for long-term equity grants for companies participating in the U.S. Treasury’s Troubled Asset Relief Program (TARP). These rules require that the vesting of the stock be tied to repayment of the financial assistance. For each 25% of total financial assistance repaid, 25% of the total long-term restricted stock may become transferrable. The total compensation expense associated with the December 11, 2009 grant was $398,000 and is being initially amortized over a four-year period. The amount of compensation expense recorded by the Company in 2009 was insignificant. The Company recorded approximately $49,000 in each of the first six months of 2011 and 2010 related to this grant. The Company will continue to record approximately $24,500 in each quarter through the end of 2013 related to the 2009 grant. The total compensation expense associated with the February 24, 2011 grant was $105,500 and is being initially amortized over a three-year period, with approximately $8,800 being expensed in each quarter of 2011-2013. See Note 15 for further information related to the Company’s participation in the TARP.

Under the terms of the Predecessor Plans and the First Bancorp 2007 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years. The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).

At June 30, 2011, there were 635,309 options outstanding related to the three First Bancorp plans, with exercise prices ranging from $14.35 to $22.12. At June 30, 2011, there were 927,478 shares remaining available for grant under the First Bancorp 2007 Equity Plan. The Company also has a stock option plan as a result of a corporate acquisition. At June 30, 2011, there were 4,788 stock options outstanding in connection with the acquired plan, with option prices ranging from $10.66 to $15.22.

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

Index

The Company’s equity grants for the six months ended June 30, 2011 were the issuance of 1) 7,259 shares of long-term restricted stock to certain senior executives on February 24, 2011, at a fair market value of $14.54 per share, which was the closing price of the Company’s common stock on that date, and 2) 21,210 shares of common stock to non-employee directors on June 1, 2011 (1,414 shares per director), at a fair market value of $11.39 per share, which was the closing price of the Company’s common stock on that date.

The Company’s only equity grants for the six months ended June 30, 2010 were the issuance of 15,585 shares of common stock to non-employee directors on June 1, 2010 (1,039 shares per director). The fair market value of the Company’s common stock on the grant date was $15.51 per share, which was the closing price of the Company’s common stock on that date.

The Company recorded total stock-based compensation expense of $483,000 and $441,000 for the six-month periods ended June 30, 2011 and 2010, respectively. Stock-based compensation expense is recorded as “salaries expense” in the Consolidated Statements of Income and as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows. The Company recognized no income tax benefits in the income statement related to stock-based compensation for the six-month period ended June 30, 2011 and approximately $36,000 in income tax benefits for the same period in 2010.

At June 30, 2011, the Company had $10,000 of unrecognized compensation costs related to unvested stock options that have vesting requirements based solely on service conditions. The cost is expected to be amortized over a weighted-average life of 1.8 years, with $3,000 being expensed in 2011, $6,000 being expensed in 2012, and $1,000 being expensed in 2013. At June 30, 2011, the Company had $149,000 in unrecognized compensation expense associated with the June 17, 2008 award grant that has both performance conditions and service conditions and will record $74,500 in each remaining quarter of 2011.

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

Index

The following table presents information regarding the activity for the first six months of 2011 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at December 31, 2010	642,413	$18.11

Granted	–	–
Exercised	(2,300)	13.30		$6,949
Forfeited	–	–
Expired	–	–

Outstanding at June 30, 2011	640,113	$18.13	3.3	$0

Exercisable at June 30, 2011	567,167	$18.32	2.8	$0

The Company received $30,000 and $171,000 as a result of stock option exercises during the six months ended June 30, 2011 and 2010, respectively. The Company recorded no tax benefits from the exercise of nonqualified stock options during the three months ended June 30, 2011 or 2010.

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

The following table presents information regarding the activity during 2011 related to the Company’s outstanding performance units and restricted stock:

	Nonvested Performance Units		Long-Term Restricted Stock
Six months ended June 30, 2011	Number of Units	Weighted- Average Grant-Date Fair Value	Number of Units	Weighted- Average Grant-Date Fair Value
Nonvested at the beginning of the period	27,113	$16.53	29,267	$13.59
Granted during the period	–	–	7,259	14.54
Vested during the period	–	–	–	–
Forfeited or expired during the period	–	–	–	–
Nonvested at end of period	27,113	$16.53	36,526	$13.78

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

Index

following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per common share:

	For the Three Months Ended June 30,
	2011			2010
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$2,685	16,841,289	$0.16	$2,915	16,751,962	$0.17

Effect of Dilutive Securities	-	27,282		-	32,164

Diluted EPS per common share	$2,685	16,868,571	$0.16	$2,915	16,784,126	$0.17

	For the Six Months Ended June 30,
	2011			2010
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$8,018	16,827,615	$0.48	$6,326	16,742,240	$0.38

Effect of Dilutive Securities	-	27,412		-	30,729

Diluted EPS per common share	$8,018	16,855,027	$0.48	$6,326	16,772,969	$0.38

For both the three and six month periods ended June 30, 2011, there were 542,916 options that were antidilutive because the exercise price exceeded the average market price for the period. For the three and six months ended June 30, 2010, there 464,848 and 609,252 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period. In addition, the warrant for 616,308 shares issued to the U.S. Treasury (see Note 15) was antidilutive for the three and six months ended June 30, 2011 and 2010. Antidilutive options and warrants have been omitted from the calculation of diluted earnings per common share for the respective periods.

Index

Note 7 – Securities

The book values and approximate fair values of investment securities at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011				December 31, 2010
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$32,149	32,380	251	(20)	43,432	43,273	214	(373)
Mortgage-backed securities	109,809	113,134	3,936	(611)	104,660	107,460	3,270	(470)
Corporate bonds	13,193	13,117	279	(355)	15,754	15,330	35	(459)
Equity securities	12,903	13,213	343	(33)	14,858	15,119	301	(40)
Total available for sale	$168,054	171,844	4,809	(1,019)	178,704	181,182	3,820	(1,342)

Securities held to maturity:
State and local governments	$57,593	59,860	2,336	(68)	54,011	53,305	517	(1,223)
Other	−	−	−	−	7	7	−	−
Total held to maturity	$57,593	59,860	2,336	(68)	54,018	53,312	517	(1,223)

Included in mortgage-backed securities at June 30, 2011 were collateralized mortgage obligations with an amortized cost of $2,029,000 and a fair value of $2,100,000. Included in mortgage-backed securities at December 31, 2010 were collateralized mortgage obligations with an amortized cost of $2,644,000 and a fair value of $2,740,000.

The Company owned Federal Home Loan Bank stock with a cost and fair value of $12,809,000 and $14,759,000 at June 30, 2011 and December 31, 2010, respectively, which is included in equity securities above and serves as part of the collateral for the Company’s line of credit with the Federal Home Loan Bank. The investment in this stock is a requirement for membership in the Federal Home Loan Bank system.

The following table presents information regarding securities with unrealized losses at June 30, 2011:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$5,978	20	−	−	5,978	20
Mortgage-backed securities	36,343	611	−	−	36,343	611
Corporate bonds	2,028	18	2,963	337	4,991	355
Equity securities	9	3	22	30	31	33
State and local governments	3,671	68	−	−	3,671	68
Total temporarily impaired securities	$48,029	720	2,985	367	51,014	1,087

Index

The following table presents information regarding securities with unrealized losses at December 31, 2010:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$18,607	373	–	–	18,607	373
Mortgage-backed securities	21,741	470	–	–	21,741	470
Corporate bonds	7,548	55	2,900	404	10,448	459
Equity securities	3	1	29	39	32	40
State and local governments	35,289	1,223	–	–	35,289	1,223
Total temporarily impaired securities	$83,188	2,122	2,929	443	86,117	2,565

In the above tables, all of the non-equity securities that were in an unrealized loss position at June 30, 2011 and December 31, 2010 are bonds that the Company has determined are in a loss position due to interest rate factors, the overall economic downturn in the financial sector, and the broader economy in general. The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The Company has also concluded that each of the equity securities in an unrealized loss position at June 30, 2011 and December 31, 2010 was in such a position due to temporary fluctuations in the market prices of the securities. The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The aggregate carrying amount of cost-method investments was $12,809,000 and $14,766,000 at June 30, 2011 and December 31, 2010, respectively, which included the Federal Home Loan Bank stock discussed above. The Company determined that none of its cost-method investments were impaired at either period end.

The book values and approximate fair values of investment securities at June 30, 2011, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$ −	−	627	637
Due after one year but within five years	35,145	35,424	1,576	1,653
Due after five years but within ten years	−	−	21,418	22,563
Due after ten years	10,197	10,073	33,972	35,007
Mortgage-backed securities	109,809	113,134	−	−
Total debt securities	155,151	158,631	57,593	59,860

Equity securities	12,903	13,213	−	−
Total securities	$168,054	171,844	57,593	59,860

At June 30, 2011 and December 31, 2010, investment securities with book values of $105,816,000 and $75,654,000, respectively, were pledged as collateral for public and private deposits and securities sold under agreements to repurchase.

There were $2,510,000 in sales of securities during the six months ended June 30, 2011, which resulted in a net gain of $8,000. There were no securities sales during the first six months of 2010. During the six months ended

Index

June 30, 2011, the Company recorded a net loss of $5,000 related to write-downs of the Company’s equity portfolio and recorded a net gain of $71,000 related to the call of several securities. During the six months ended June 30, 2010, the Company recorded a gain of $24,000 related to the call of several municipal securities.

Note 8 – Loans and Asset Quality Information

The loans and foreclosed real estate that were acquired in FDIC-assisted transactions are covered by loss share agreements between the FDIC and First Bank, which afford First Bank significant loss protection. (See the Company’s 2010 Annual Report on Form 10-K for more information regarding the Cooperative Bank transaction and Note 4 above for the more information regarding The Bank of Asheville transaction.) Because of the loss protection provided by the FDIC, the risk of the Cooperative Bank and The Bank of Asheville loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreements. Accordingly, the Company presents separately loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreements as “non-covered loans.”

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	June 30, 2011		December 31, 2010		June 30, 2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$158,303	6%	155,016	6%	162,645	6%
Real estate – construction, land development & other land loans	386,354	16%	437,700	18%	501,323	20%
Real estate – mortgage – residential (1-4 family) first mortgages	803,209	33%	802,658	33%	817,167	32%
Real estate – mortgage – home equity loans / lines of credit	266,995	11%	263,529	11%	265,443	11%
Real estate – mortgage – commercial and other	745,858	31%	710,337	29%	722,988	28%
Installment loans to individuals	80,423	3%	83,919	3%	84,319	3%
Subtotal	2,441,142	100%	2,453,159	100%	2,553,885	100%
Unamortized net deferred loan costs	1,298		973		691
Total loans	$2,442,440		2,454,132		2,554,576

As of June 30, 2011, December 31, 2010 and June 30, 2010, net loans include unamortized premiums of $1,182,000, $687,000, and $785,000, respectively, related to acquired loans.

Index

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	June 30, 2011		December 31, 2010		June 30, 2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$145,811	7%	150,545	7%	157,751	7%
Real estate – construction, land development & other land loans	306,140	15%	344,939	17%	377,939	18%
Real estate – mortgage – residential (1-4 family) first mortgages	631,640	31%	622,353	30%	603,051	29%
Real estate – mortgage – home equity loans / lines of credit	241,973	12%	246,418	12%	244,822	12%
Real estate – mortgage – commercial and other	635,103	31%	636,197	30%	633,711	30%
Installment loans to individuals	78,749	4%	81,579	4%	81,134	4%
Subtotal	2,039,416	100%	2,082,031	100%	2,098,408	100%
Unamortized net deferred loan costs	1,298		973		691
Total non-covered loans	$2,040,714		2,083,004		2,099,099

The carrying amount of the covered loans at June 30, 2011 consisted of impaired and nonimpaired purchased loans, as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans - Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$138	705	12,273	19,597	12,411	20,302
Real estate – construction, land development & other land loans	5,611	19,574	74,627	122,557	80,238	142,131
Real estate – mortgage – residential (1-4 family) first mortgages	1,383	2,962	172,352	205,147	173,735	208,109
Real estate – mortgage – home equity loans / lines of credit	276	962	22,272	29,175	22,548	30,137
Real estate – mortgage – commercial and other	6,129	11,418	104,910	139,207	111,039	150,625
Installment loans to individuals	−	8	1,755	1,937	1,755	1,945
Total	$13,537	35,629	388,189	517,620	401,726	553,249

Index

The carrying amount of the covered loans at December 31, 2010 consisted of impaired and nonimpaired purchased loans, as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value		Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans - Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$	−	−	4,471	5,272	4,471	5,272
Real estate – construction, land development & other land loans		1,898	3,328	90,863	147,615	92,761	150,943
Real estate – mortgage – residential (1-4 family) first mortgages		−	−	180,305	212,826	180,305	212,826
Real estate – mortgage – home equity loans / lines of credit		−	−	17,111	20,332	17,111	20,332
Real estate – mortgage – commercial and other		2,709	3,594	71,431	93,490	74,140	97,084
Installment loans to individuals		−	−	2,340	2,595	2,340	2,595
Total		$4,607	6,922	366,521	482,130	371,128	489,052

The following table presents information regarding covered purchased nonimpaired loans since December 31, 2009. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond.

($ in thousands)
Carrying amount of nonimpaired covered loans at December 31, 2009	$485,572
Principal repayments	(43,801)
Transfers to foreclosed real estate	(75,121)
Loan charge-offs	(7,736)
Accretion of loan discount	7,607
Carrying amount of nonimpaired covered loans at December 31, 2010	366,521
Additions due to acquisition of The Bank of Asheville (at fair value)	84,623
Principal repayments	(25,742)
Transfers to foreclosed real estate	(33,286)
Loan charge-offs	(10,456)
Accretion of loan discount	6,529
Carrying amount of nonimpaired covered loans at June 30, 2011	$388,189

As reflected in the table above, the Company accreted $6,529,000 of the loan discount on purchased nonimpaired loans into interest income during the first six months of 2011.

The following table presents information regarding all purchased impaired loans since December 31, 2009, substantially all of which are covered loans. The Company has applied the cost recovery method to all purchased impaired loans at their respective acquisition dates due to the uncertainty as to the timing of expected cash flows, as reflected in the following table.

Index

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
Balance at December 31, 2009	$39,293	3,242	36,051
Change due to payments received	(685)	2	(687)
Transfer to foreclosed real estate	(27,569)	(225)	(27,344)
Change due to loan charge-off	(3,149)	(625)	(2,524)
Other	190	(65)	255
Balance at December 31, 2010	$8,080	2,329	5,751
Additions due to acquisition of The Bank of Asheville	38,452	20,807	17,645
Change due to payments received	(691)	(260)	(431)
Transfer to foreclosed real estate	(7,401)	(1,223)	(6,178)
Change due to loan charge-off	(1,874)	372	(2,246)
Other	670	440	230
Balance at June 30, 2011	$37,236	22,465	14,771

Each of the purchased impaired loans is on nonaccrual status and considered to be impaired. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. During the first six months of 2010, the Company received $67,000 in payments that exceeded the initial carrying amount of the purchased impaired loans. These payments were recorded as interest income. There were no such amounts recorded in 2011.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, and other real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	June 30, 2011	December 31, 2010	June 30, 2010

Non-covered nonperforming assets
Nonaccrual loans	$71,570	62,326	73,152
Restructured loans – accruing	16,893	33,677	20,392
Accruing loans > 90 days past due	-	-	-
Total non-covered nonperforming loans	88,463	96,003	93,544
Other real estate	31,849	21,081	14,690
Total non-covered nonperforming assets	$120,312	117,084	108,234

Covered nonperforming assets
Nonaccrual loans (1)	$37,057	58,466	98,669
Restructured loans – accruing	24,325	14,359	8,450
Accruing loans > 90 days past due	-	-	-
Total covered nonperforming loans	61,382	72,825	107,119
Other real estate	102,883	94,891	80,074
Total covered nonperforming assets	$164,265	167,716	187,193

Total nonperforming assets	$284,577	284,800	295,427

(1) At June 30, 2011, December 31, 2010, and June 30, 2010, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $69.4 million, $86.2 million, and $146.5 million, respectively.

Index

The following table presents information related to the Company’s impaired loans.

($ in thousands)	As of /for the six months ended June 30, 2011	As of /for the year ended December 31, 2010	As of /for the six months ended June 30, 2010
Impaired loans at period end
Non-covered	$88,463	96,003	93,544
Covered	61,382	72,825	107,119
Total impaired loans at period end	$149,845	168,828	200,663

Average amount of impaired loans for period
Non-covered	$91,187	89,751	79,913
Covered	69,102	95,373	106,096
Average amount of impaired loans for period – total	$160,289	185,124	186,009

Allowance for loan losses related to impaired loans at period end
Non-covered	$6,019	7,613	12,060
Covered	4,727	11,155	−
Allowance for loan losses related to impaired loans - total	$10,746	18,768	12,060

Amount of impaired loans with no related allowance at period end
Non-covered	$31,514	42,874	26,092
Covered	49,755	49,991	107,119
Total impaired loans with no related allowance at period end	$81,269	92,865	133,211

All of the impaired loans noted in the table above were on nonaccrual status at each respective period end except for those classified as restructured loans (see table above for balances).

The remaining tables in this note present information derived from the Company’s allowance for loan loss model. Relevant accounting guidance requires certain disclosures to be disaggregated based on how the Company develops its allowance for loan losses and manages its credit exposure. This model combines loan types in a different manner than the tables previously presented.

The following table presents the Company’s nonaccrual loans as of June 30, 2011.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$301	178	479
Commercial – secured	2,015	107	2,122
Secured by inventory and accounts receivable	113	43	156

Real estate – construction, land development & other land loans	29,541	15,055	44,596

Real estate – residential, farmland and multi-family	22,642	12,296	34,938

Real estate – home equity lines of credit	2,548	1,013	3,561

Real estate – commercial	11,666	8,355	20,021

Consumer	2,744	10	2,754
Total	$71,570	37,057	108,627

Index

The following table presents the Company’s nonaccrual loans as of December 31, 2010.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$64	160	224
Commercial – secured	1,566	3	1,569
Secured by inventory and accounts receivable	802	−	802

Real estate – construction, land development & other land loans	22,654	30,847	53,501

Real estate – residential, farmland and multi-family	27,055	19,716	46,771

Real estate – home equity lines of credit	2,201	685	2,886

Real estate – commercial	7,461	7,039	14,500

Consumer	523	16	539
Total	$62,326	58,466	120,792

The following table presents an analysis of the payment status of the Company’s loans as of June 30, 2011.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$31	41	301	38,341	38,714
Commercial - secured	965	602	2,015	101,814	105,396
Secured by inventory and accounts receivable	−	−	113	20,868	20,981

Real estate – construction, land development & other land loans	1,638	310	29,541	235,857	267,346

Real estate – residential, farmland, and multi-family	7,127	3,396	22,642	741,283	774,448

Real estate – home equity lines of credit	1,773	191	2,548	209,408	213,920

Real estate - commercial	1,935	867	11,666	544,411	558,879

Consumer	687	269	2,744	56,032	59,732
Total non-covered	$14,156	5,676	71,570	1,948,014	2,039,416
Unamortized net deferred loan costs					1,298
Total non-covered loans					$2,040,714

Covered loans	$5,287	5,303	37,057	354,079	401,726

Total loans	$19,443	10,979	108,627	2,302,093	2,442,440

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at June 30, 2011.

Index

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2010.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$225	92	64	41,564	41,945
Commercial - secured	1,165	195	1,566	102,657	105,583
Secured by inventory and accounts receivable	100	−	802	21,369	22,271

Real estate – construction, land development & other land loans	2,951	7,022	22,654	270,892	303,519

Real estate – residential, farmland, and multi-family	10,290	2,942	27,055	726,456	766,743

Real estate – home equity lines of credit	496	253	2,201	213,984	216,934

Real estate - commercial	2,581	1,193	7,461	552,020	563,255

Consumer	595	297	523	60,366	61,781
Total non-covered	$18,403	11,994	62,326	1,989,308	2,082,031
Unamortized net deferred loan costs					973
Total non-covered loans					$2,083,004

Total covered loans	$6,713	4,127	58,466	301,822	371,128

Total loans	$25,116	16,121	120,792	2,291,130	2,454,132

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2010.

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three and six months ended June 30, 2011.

($ in thousands)	Commercial, Financial, And Agricultural		Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial And Other	Consumer	Unallo -cated	Total

As of and for the three months ended June 30, 2011

Beginning balance		$4,142	10,203	12,463	3,359	3,359	2,223	24	35,773
Charge-offs		(740)	(5,589)	(2,248)	(141)	(313)	(157)	(121)	(9,309)
Recoveries		28	219	61	37	−	20	29	394
Provisions		475	6,957	1,808	(1,406)	(187)	(126)	86	7,607
Ending balance		$3,905	11,790	12,084	1,849	2,859	1,960	18	34,465

As of and for the six months ended June 30, 2011

Beginning balance		$4,731	12,520	11,283	3,634	3,972	1,961	174	38,275
Charge-offs		(1,896)	(9,582)	(5,596)	(764)	(1,380)	(360)	(236)	(19,814)
Recoveries		36	251	293	43	28	103	73	827
Provisions		1,034	8,601	6,104	(1,064)	239	256	7	15,177
Ending balance		$3,905	11,790	12,084	1,849	2,859	1,960	18	34,465

Ending balances as of June 30, 2011: Allowance for loan losses

Individually evaluated for impairment		$50	1,221	235	−	340	−	−	1,846

Collectively evaluated for impairment		$3,855	10,569	11,849	1,849	2,519	1,960	18	32,619

Loans acquired with deteriorated credit quality	$	−	−	−	−	−	−	−	−

Loans receivable as of June 30, 2011:

Ending balance–total		$165,091	267,346	774,448	213,920	558,879	59,732	−	2,039,416

Ending balances as of June 30, 2011: Loans

Individually evaluated for impairment		$2,049	47,181	7,656	531	34,198	20	−	91,635

Collectively evaluated for impairment		$163,042	220,165	766,792	213,389	524,681	59,712	−	1,947,781

Loans acquired with deteriorated credit quality	$	−	1,234	−	−	−	−	−	1,234

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2010.

($ in thousands)	Commercial, Financial, And Agricultural		Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo -cated	Total

As of and for the year ended December 31, 2010

Beginning balance		$4,992	9,286	10,779	3,228	6,839	1,610	609	37,343
Charge-offs		(4,691)	(15,721)	(6,962)	(2,490)	(2,354)	(1,587)	−	(33,805)
Recoveries		145	130	548	59	38	171	−	1,091
Provisions		4,285	18,825	6,918	2,837	(551)	1,767	(435)	33,646
Ending balance		$4,731	12,520	11,283	3,634	3,972	1,961	174	38,275

Ending balances as of December 31, 2010: Allowance for loan losses

Individually evaluated for impairment		$867	3,740	1,070	269	611	−	−	6,557

Collectively evaluated for impairment		$3,864	8,780	10,213	3,365	3,361	1,961	174	31,718

Loans acquired with deteriorated credit quality	$	−	−	−	−	−	−	−	−

Loans receivable as of December 31, 2010:

Ending balance – total		$169,799	303,519	766,743	216,934	563,255	61,781	−	2,082,031

Ending balances as of December 31, 2010: Loans

Individually evaluated for impairment		$3,487	64,549	15,786	1,223	25,213	28	−	110,286

Collectively evaluated for impairment		$166,312	238,970	750,957	215,711	538,042	61,753	−	1,971,745

Loans acquired with deteriorated credit quality	$	−	1,144	−	−	−	−	−	1,144

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three and six months ended June 30, 2011.

($ in thousands)	Covered Loans

As of and for the three months ended June 30, 2011

Beginning balance	$7,002
Charge-offs	(4,789)
Recoveries	−
Provisions	3,327
Ending balance	$5,540

As of and for the six months ended June 30, 2011

Beginning balance	$11,155
Charge-offs	(12,715)
Recoveries	−
Provisions	7,100
Ending balance	$5,540

Ending balances as of June 30, 2011: Allowance for loan losses

Individually evaluated for impairment	$5,540

Collectively evaluated for impairment	−

Loans acquired with deteriorated credit quality	−

Loans receivable as of June 30, 2011:

Ending balance – total	$401,726

Ending balances as of June 30, 2011: Loans

Individually evaluated for impairment	$37,149

Collectively evaluated for impairment	364,577

Loans acquired with deteriorated credit quality	13,538

Index

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2010.

($ in thousands)	Covered Loans

As of and for the year ended December 31, 2010

Beginning balance	$	−
Charge-offs		(9,761)
Recoveries		−
Provisions		20,916
Ending balance		$11,155

Ending balances as of December 31, 2010: Allowance for loan losses

Individually evaluated for impairment		$11,155

Collectively evaluated for impairment		−

Loans acquired with deteriorated credit quality		−

Loans receivable as of December 31, 2010:

Ending balance – total		$371,128

Ending balances as of December 31, 2010: Loans

Individually evaluated for impairment		$72,690

Collectively evaluated for impairment		298,438

Loans acquired with deteriorated credit quality		4,607

Index

The following table presents the Company’s impaired loans as of June 30, 2011.

($ in thousands)	Recorded Investment		Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans:
With no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$	−	−	−	−
Commercial - secured		749	1,103	−	653
Secured by inventory and accounts receivable		47	597	−	177

Real estate – construction, land development & other land loans		15,245	19,680	−	20,079

Real estate – residential, farmland, and multi-family		3,468	4,256	−	5,387

Real estate – home equity lines of credit		−	250	−	101

Real estate – commercial		11,990	12,808	−	11,771

Consumer		15	40	−	18
Total non-covered impaired loans with no allowance		$31,514	38,734	−	38,186

Total covered impaired loans with no allowance		$49,755	87,707	−	52,510

Total impaired loans with no allowance recorded		$81,269	126,441	−	90,696

Non-covered loans:
With an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured		$301	301	55	197
Commercial - secured		1,266	1,269	228	1,097
Secured by inventory and accounts receivable		66	468	50	369

Real estate – construction, land development & other land loans		20,381	29,882	2,904	17,696

Real estate – residential, farmland, and multi-family		21,303	22,458	1,820	22,209

Real estate – home equity lines of credit		2,548	2,567	103	2,276

Real estate – commercial		8,356	8,792	356	7,059

Consumer		2,728	2,746	503	2,098
Total non-covered impaired loans with allowance		$56,949	68,483	6,019	53,001

Total covered impaired loans with allowance		$11,628	16,568	4,727	16,592

Total impaired loans with an allowance recorded		$68,577	85,051	10,746	69,593

Interest income recorded on non-covered and covered impaired loans during the three and six months ended June 30, 2011 is considered insignificant.

The related allowance listed above includes both reserves on loans specifically reviewed for impairment and general reserves on impaired loans that were not specifically reviewed for impairment.

Index

The following table presents the Company’s impaired loans as of December 31, 2010.

($ in thousands)	Recorded Investment		Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans:
With no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$	−	−	−	138
Commercial - secured		902	967	−	758
Secured by inventory and accounts receivable		240	650	−	186

Real estate – construction, land development & other land loans		22,026	26,012	−	15,639

Real estate – residential, farmland, and multi-family		8,269	9,447	−	7,437

Real estate – home equity lines of credit		302	502	−	381

Real estate – commercial		11,115	11,321	−	7,284

Consumer		20	40	−	46
Total non-covered impaired loans with no allowance		$42,874	48,939	−	31,869

Total covered impaired loans with no allowance		$49,991	77,321	−	83,955

Total impaired loans with no allowance recorded		$92,865	126,260	−	115,824

Non-covered loans:
With an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured		$124	124	24	243
Commercial - secured		579	579	88	1,385
Secured by inventory and accounts receivable		1,026	1,026	609	613

Real estate – construction, land development & other land loans		17,540	19,926	3,932	21,362

Real estate – residential, farmland, and multi-family		23,012	23,012	1,820	22,166

Real estate – home equity lines of credit		2,148	2,223	357	1,928

Real estate – commercial		8,013	8,088	497	9,275

Consumer		687	687	286	910
Total non-covered impaired loans with allowance		$53,129	55,665	7,613	57,882

Total covered impaired loans with allowance		$22,834	27,105	11,155	11,418

Total impaired loans with an allowance recorded		$75,963	82,770	18,768	69,300

Interest income recorded on non-covered and covered impaired loans during the year ended December 31, 2010 is considered insignificant.

The related allowance listed above includes both reserves on loans specifically reviewed for impairment and general reserves on impaired loans that were not specifically reviewed for impairment.

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

Special Mention:
5	Existing loans with major exceptions that cannot be mitigated.
Classified:
6	Loans that have a well-defined weakness that may jeopardize the liquidation of the debt if deficiencies are not corrected.
7	Loans that have a well-defined weakness that make the collection or liquidation improbable.
8	Loans that are considered uncollectible and are in the process of being charged-off.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of June 30, 2011.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$12,203	25,295	−	295	921	38,714
Commercial - secured	35,814	62,501	1,440	1,379	4,262	105,396
Secured by inventory and accounts receivable	4,415	15,213	96	859	398	20,981

Real estate – construction, land development & other land loans	47,029	155,650	6,241	11,828	46,598	267,346

Real estate – residential, farmland, and multi-family	273,661	427,093	9,351	17,589	46,754	774,448

Real estate – home equity lines of credit	136,959	68,023	2,566	2,549	3,823	213,920

Real estate - commercial	164,238	325,657	32,211	10,020	26,753	558,879

Consumer	31,984	23,939	71	130	3,608	59,732
Total	$706,303	1,103,371	51,976	44,649	133,117	2,039,416
Unamortized net deferred loan costs						1,298
Total non-covered loans						$2,040,714

Total covered loans	$83,777	168,063	−	13,878	136,008	401,726

Total loans	$790,080	1,271,434	51,976	58,527	269,125	2,442,440

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2010.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$14,850	25,992	−	332	771	41,945
Commercial - secured	40,995	55,918	2,100	2,774	3,796	105,583
Secured by inventory and accounts receivable	6,364	14,165	−	873	869	22,271

Real estate – construction, land development & other land loans	66,321	162,147	7,649	14,068	53,334	303,519

Real estate – residential, farmland, and multi-family	302,667	376,187	15,941	22,436	49,512	766,743

Real estate – home equity lines of credit	137,674	68,876	3,001	3,060	4,323	216,934

Real estate - commercial	190,284	301,828	33,706	12,141	25,296	563,255

Consumer	34,600	24,783	140	408	1,850	61,781
Total	$793,755	1,029,896	62,537	56,092	139,751	2,082,031
Unamortized net deferred loan costs						973
Total non-covered loans						$2,083,004

Total covered loans	$38,276	187,526	−	7,579	137,747	371,128

Total loans	$832,031	1,217,422	62,537	63,671	277,498	2,454,132

Index

Note 9 – Deferred Loan Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan costs of approximately $1,298,000, $973,000, and $691,000 at June 30, 2011, December 31, 2010, and June 30, 2010, respectively.

Note 10 – FDIC Indemnification Asset

The FDIC indemnification asset is the estimated amount that the Company will receive from the FDIC under loss share agreements associated with two FDIC-assisted failed bank acquisitions. See page 40 of the Company’s 2010 Form 10-K for a detailed explanation of this asset.

The FDIC indemnification asset was comprised of the following components as of the dates shown:

($ in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Receivable related to claims submitted, not yet received	$27,668	30,201	26,550
Receivable related to future claims on loans	100,953	86,966	88,741
Receivable related to future claims on other real estate owned	14,273	6,552	2,781
FDIC indemnification asset	$142,894	123,719	118,072

The following presents a rollforward of the FDIC indemnification asset since December 31, 2010.

($ in thousands)

Balance at December 31, 2010	$123,719
Increase related to Bank of Asheville acquisition	42,218
Increase related to unfavorable change in loss estimates	11,694
Increase related to reimbursable expenses	2,746
Cash received	(32,468)
Accretion of loan discount	(5,223)
Other	208
Balance at June 30, 2011	$142,894

Index

Note 11 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of June 30, 2011, December 31, 2010, and June 30, 2010 and the carrying amount of unamortized intangible assets as of those same dates. In 2011, the Company recorded a core deposit premium intangible of $277,000 in connection with the acquisition of The Bank of Asheville, which is being amortized on a straight-line basis over the estimated life of the related deposits of seven years.

	June 30, 2011		December 31, 2010		June 30, 2010
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$678	328	678	298	678	266
Core deposit premiums	7,867	3,868	7,590	3,447	7,590	3,040
Total	$8,545	4,196	8,268	3,745	8,268	3,306

Unamortizable intangible assets:
Goodwill	$65,835		65,835		65,835

Amortization expense totaled $226,000 and $220,000 for the three months ended June 30, 2011 and 2010, respectively. Amortization expense totaled $450,000 and $435,000 for the six months ended June 30, 2011 and 2010, respectively.

The following table presents the estimated amortization expense for the last two quarters of calendar year 2011 and for each of the four calendar years ending December 31, 2015 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
July 1 to December 31, 2011	$452
2012	892
2013	781
2014	678
2015	622
Thereafter	924
Total	$4,349

Index

Note 12 – Pension Plans

The Company sponsors two defined benefit pension plans – a qualified retirement plan (the “Pension Plan”) which is generally available to all employees hired prior to June 19, 2009, and a Supplemental Executive Retirement Plan (the “SERP”), which is for the benefit of certain senior management executives of the Company.

The Company recorded pension expense totaling $832,000 and $783,000 for the three months ended June 30, 2011 and 2010, respectively, related to the Pension Plan and the SERP. The following table contains the components of the pension expense.

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

The Company recorded pension expense totaling $1,664,000 and $1,566,000 for the six months ended June 30, 2011 and 2010, respectively, related to the Pension Plan and the SERP. The following table contains the components of the pension expense.

	For the Six Months Ended June 30,
	2011	2010	2011	2010	2011 Total	2010 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$956	848	230	236	1,186	1,084
Interest cost	864	756	204	184	1,068	940
Expected return on plan assets	(888)	(710)	─	─	(888)	(710)
Amortization of transition obligation	2	2	─	─	2	2
Amortization of net (gain)/loss	228	198	52	36	280	234
Amortization of prior service cost	6	6	10	10	16	16
Net periodic pension cost	$1,168	1,100	496	466	1,664	1,566

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

Index

Note 13 – Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of accumulated other comprehensive income (loss) for the Company are as follows:

	June 30, 2011	December 31, 2010	June 30, 2010
Unrealized gain (loss) on securities available for sale	$3,790	2,478	3,895
Deferred tax asset (liability)	(1,478)	(966)	(1,520)
Net unrealized gain (loss) on securities available for sale	2,312	1,512	2,375

Additional pension liability	(10,608)	(10,905)	(8,913)
Deferred tax asset	4,190	4,308	3,520
Net additional pension liability	(6,418)	(6,597)	(5,393)

Total accumulated other comprehensive income (loss)	$(4,106)	(5,085)	(3,018)

Note 14 – Fair Value

The carrying amounts and estimated fair values of financial instruments at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
($ in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	$73,676	73,676	56,821	56,821
Due from banks, interest-bearing	163,414	163,414	154,320	154,320
Federal funds sold	1,157	1,157	861	861
Securities available for sale	171,844	171,844	181,182	181,182
Securities held to maturity	57,593	59,860	54,018	53,312
Presold mortgages in process of settlement	2,466	2,466	3,962	3,962
Loans – non-covered, net of allowance	2,006,249	1,960,991	2,044,729	2,020,109
Loans – covered, net of allowance	396,186	396,186	359,973	359,973
FDIC indemnification asset	142,894	141,982	123,719	122,351
Accrued interest receivable	12,000	12,000	13,579	13,579

Deposits	2,747,418	2,752,984	2,652,513	2,657,214
Securities sold under agreements to repurchase	68,608	68,608	54,460	54,460
Borrowings	138,796	108,671	196,870	168,508
Accrued interest payable	2,208	2,208	2,082	2,082

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at June 30, 2011.

Index

($ in thousands)
Description of Financial Instruments	Fair Value at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$32,380	––	32,380	—
Mortgage-backed securities	113,134	––	113,134	––
Corporate bonds	13,117	––	13,117	––
Equity securities	13,213	404	12,809	––
Total available for sale securities	$171,844	404	171,440	––

Nonrecurring
Impaired loans – covered	$61,382	—	61,382	—
Impaired loans – non-covered	88,463	––	88,463	––
Other real estate – covered	102,883	—	102,883	—
Other real estate – non-covered	31,849	––	31,849	––

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

Index

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

There were no transfers to or from Level 1 and 2 during the three or six months ended June 30, 2011 or 2010.

For the six months ended June 30, 2011, the increase in the fair value of securities available for sale was $1,313,000 which is included in other comprehensive income (net of tax expense of $512,000). Fair value measurement methods at June 30, 2011 are consistent with those used in prior reporting periods.

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

Index

The $4.6 million difference between the $65 million face value of the preferred stock and the $60.4 million allocated to it upon issuance was recorded as a discount on the preferred stock. The $4.6 million discount is being accreted, using the effective interest method, as a reduction in net income available to common shareholders over a five-year period at approximately $0.8 million to $1.0 million per year.

For the first six months of 2011 and 2010, the Company accrued approximately $1,625,000 and $1,625,000, respectively, in preferred dividend payments and accreted $458,000 and $428,000, respectively, of the discount on the preferred stock. These amounts are deducted from net income in computing “Net income available to common shareholders.”

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

Index

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

RESULTS OF OPERATIONS

Overview

Net income available to common shareholders for the three months ended June 30, 2011 amounted to $2.7 million, or $0.16 per diluted common share, compared to $2.9 million, or $0.17 per diluted common share, recorded in the second quarter of 2010. For the six months ended June 30, 2011 net income available to common shareholders amounted to $8.0 million, or $0.48 per diluted common share, compared to $6.3 million, or $0.38 per diluted common share, for the six months ended June 30, 2010.

In the first quarter of 2011, we realized a $10.2 million bargain purchase gain related to the acquisition of The Bank of Asheville (see Note 4 to the consolidated financial statements). This gain resulted from the difference between the purchase price and the acquisition-date fair values of the acquired assets and liabilities. The after-tax impact of this gain was $6.2 million, or $0.37 per diluted common share.

Index

Note Regarding Components of Earnings

In addition to the gain related to The Bank of Asheville acquisition, our results of operation are significantly affected by the on-going accounting for the two FDIC-assisted failed bank acquisitions that we have completed. In the discussion below, the term “covered” is used to describe assets included as part of FDIC loss share agreements, which generally result in the FDIC reimbursing the Company for 80% of losses incurred on those assets.

For covered loans that deteriorate in terms of repayment expectations, we record immediate allowances through the provision for loan losses. For covered loans that experience favorable changes in credit quality compared to what was expected at the acquisition date, including loans that are paid off, we record positive adjustments to interest income over the life of the respective loan – also referred to as discount accretion. For foreclosed properties that are sold at gains or losses or that are written down to lower values, we record the gains/losses within noninterest income.

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

The adjustments noted above can result in volatility within individual income statement line items. Because of the FDIC loss share agreements and the associated indemnification asset, pretax income resulting from amounts recorded as provisions for loan losses, discount accretion, and losses from covered foreclosed properties is generally only impacted by 20% due to the corresponding adjustments made to the indemnification asset.

Net Interest Income and Net Interest Margin

Net interest income for the second quarter of 2011 amounted to $34.5 million, a 9.3% increase from the $31.5 million recorded in the second quarter of 2010. Net interest income for the six months ended June 30, 2011 amounted to $66.8 million, a 6.5% increase from the $62.7 million recorded in the comparable period of 2010. The increases in net interest income have been due to higher net interest margins realized, which were partially offset by lower levels of average earning assets.

Our net interest margin (tax-equivalent net interest income divided by average earnings assets) in the second quarter of 2011 was 4.92%, a 57 basis point increase compared to the 4.35% margin realized in the second quarter of 2010. For the six month period ended June 30, 2011, our net interest margin was 4.77% compared to 4.25% for the same period in 2010. The higher margins are primarily related to larger amounts of discount accretion on loans purchased in failed bank acquisitions, as well as lower overall funding costs. Our cost of funds has steadily declined from 1.11% in the second quarter of 2010 to 0.82% in the second quarter of 2011.

Provision for Loan Losses and Asset Quality

Our provisions for loan losses remain at elevated levels, primarily due to high unemployment rates and declining property values in our market area that negatively impact collateral dependent real estate loans. Our provision for loan losses for non-covered loans amounted to $7.6 million in the second quarter of 2011 compared to $8.0 million in the second quarter of 2010. For the six months ended June 30, 2011 the provision for loan losses for non-covered loans was $15.2 million compared to $15.6 million for the comparable period of 2010.

Our provisions for loan losses for covered loans amounted to $3.3 million and $7.1 million for the three and six months ended June 30, 2011, respectively, whereas we did not record any provisions for loan losses in the first six months of

Index

2010. As previously discussed, the provision for loan losses related to covered loans is offset by an 80% increase to the FDIC indemnification asset, which increases noninterest income.

Nonperforming asset levels have remained fairly stable over each of the past three quarter ends. Non-covered nonperforming assets were $116-$120 million over that period, or approximately 4.3% of total non-covered assets. Covered nonperforming assets have amounted to $164-$169 million over that same period, with the balances at June 30, 2011 and March 31, 2011 being impacted by the nonperforming assets assumed in The Bank of Asheville acquisition. Our outlook for nonperforming assets is consistent with the recent trend, with the Company not expecting material improvement, nor deterioration, in the near future.

Noninterest Income

Total noninterest income was $5.1 million in the second quarter of 2011 compared to $4.5 million for the second quarter of 2010. For the six months ended June 30, 2011 and 2010, we recorded noninterest income of $19.3 million and $10.2 million, respectively. The significant increase in noninterest income for the six month period comparison is primarily attributable to the aforementioned bargain purchase gain recorded in the first quarter of 2011.

Noninterest Expenses

Noninterest expenses amounted to $22.9 million in the second quarter of 2011, a 4.4% increase over the $22.0 million recorded in the same period of 2010. Noninterest expenses for the six months ended June 30, 2011 amounted to $48.0 million, an 8.4% increase from the $44.2 million recorded in the first six months of 2010. The increases are primarily due to growth of our branch network and additional infrastructure neccessary to manage growth and to address increasing compliance obligations and collection activities.

Balance Sheet and Capital

Total assets at June 30, 2011 amounted to $3.3 billion, a 0.5% increase from a year earlier. Total loans at June 30, 2011 amounted to $2.4 billion, a 4.4% decrease from a year earlier, and total deposits amounted to $2.7 billion at June 30, 2011, a 1.7% decrease from a year earlier.

Excluding acquisition growth, we continue to experience general declines in loans and deposits, which began with the onset of the recession. Although we originate and renew a significant amount of loans each month, normal paydowns of loans and loan foreclosures have been exceeding new loan growth. Overall, loan demand remains weak in most of our market areas. The declining loan balances have provided us with the liquidity to lessen our reliance on high cost deposits, which has improved funding costs.

The Company remains well-capitalized by all regulatory standards with a Total Risk-Based Capital Ratio of 17.00% compared to the 10.00% minimum to be considered well-capitalized. The Company’s tangible common equity to tangible assets ratio was 6.65% at June 30, 2011, an increase of 9 basis points from a year earlier.

The Company continues to maintain $65 million in preferred stock that was issued to the US Treasury in January 2009 under the Capital Purchase Program (TARP). The Company has applied to participate in the Treasury’s Small Business Lending Fund (SBLF), which would result in the repayment of its TARP funding by the simultaneous issuance of a similar amount of preferred stock under the terms of the SBLF. Participation in the SBLF could result in the dividend rate on the preferred stock being reduced from the current 5% to as low as 1%, depending on our success in meeting certain loan growth targets. Based on current loan levels, we would continue to pay dividends at the 5% rate. If approved, the switch to the SBLF is expected to occur in the third quarter of 2011.

Our annualized return on average assets for the three and six month periods ended June 30, 2011 was 0.32% and 0.48%, respectively, compared to 0.35% and 0.38% for the comparable periods of 2010. This ratio was calculated by dividing annualized net income available to common shareholders by average assets.

Index

Our annualized return on average common equity for the three and six month periods ended June 30, 2011 was 3.74% and 5.63%, respectively, compared to 4.11% and 4.51% for comparable periods of 2010. This ratio was calculated by dividing annualized net income available to common shareholders by average common equity.

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income for the three month period ended June 30, 2011 amounted to $34,480,000, an increase of $2,944,000, or 9.3% from the $31,536,000 recorded in the second quarter of 2010. Net interest income on a tax-equivalent basis for the three month period ended June 30, 2011 amounted to $34,868,000, an increase of $3,001,000, or 9.4% from the $31,867,000 recorded in the second quarter of 2010. We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended June 30,
($ in thousands)	2011	2010
Net interest income, as reported	$34,480	31,536
Tax-equivalent adjustment	388	331
Net interest income, tax-equivalent	$34,868	31,867

Net interest income for the six months ended June 30, 2011 amounted to $66,794,000, an increase of $4,081,000, or 6.5%, from the $62,713,000 recorded in the first six months of 2010. Net interest income on a tax-equivalent basis for the six months ended June 30, 2011 amounted to $67,567,000, an increase of $4,228,000, or 6.7%, from the $63,339,000 recorded in the first six months of 2010.

	Six Months Ended June 30,
($ in thousands)	2011	2010
Net interest income, as reported	$66,794	62,713
Tax-equivalent adjustment	773	626
Net interest income, tax-equivalent	$67,567	63,339

There are two primary factors that cause changes in the amount of net interest income we record - 1) growth in loans and deposits, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three and six months ended June 30, 2011, the increase in net interest income over the comparable periods in 2010 was due to a higher net interest margin, which was partially offset by a lower level of earning assets due to a contraction of the balance sheet over the past twelve months.

Our net interest margin in the second quarter of 2011 was 4.92%, a 30 basis point increase from the 4.62% realized in the first quarter of 2011 and a 57 basis point increase from the 4.35% realized in the second quarter of 2010. There have been no changes in the interest rates set by the Federal Reserve since December 2008, and we have been able to lower rates on maturing time deposits that were originated in periods of higher rates. Also, to a lesser degree, we have been able to progressively lower interest rates on various types of savings, NOW and money market accounts. We have also experienced declines in our levels of higher cost deposit accounts, including internet deposits and large denomination time deposits.

Our net interest margin also benefitted from the net accretion of purchase accounting premiums/discounts associated with the Cooperative Bank acquisition in June 2009 and, to a lesser degree, the acquisition of Great Pee Dee Bancorp in April 2008 and the Bank of Asheville in January 2011. For the six months ended June 30, 2011 and

Index

2010, we recorded $6,565,000 and $5,192,000, respectively, in net accretion of purchase accounting premiums/discounts that increased net interest income. The table below presents the components of the purchase accounting premiums/discounts.

	For the Three Months Ended		For the Six Months Ended
$ in thousands	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Interest income – reduced by premium amortization on loans	$(116)	(49)	(221)	(98)
Interest income – increased by accretion of loan discount (1)	4,014	1,659	6,529	3,143
Interest expense – reduced by premium amortization of deposits	130	731	183	1,915
Interest expense – reduced by premium amortization of borrowings	37	116	74	232

Impact on net interest income	$4,065	2,457	6,565	5,192

(1)
Indemnification asset income is reduced by 80% of the amount of the accretion of loan discount, and therefore the net effect is that pretax income is positively impacted by 20% of the amounts in this line item. All other amounts in this table directly impact pretax income.

Index

The following tables present net interest income analysis on a tax-equivalent basis.

	For the Three Months Ended June 30,
	2011			2010
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,471,915	6.24%	$38,464	$2,575,926	5.86%	$37,609
Taxable securities	184,125	3.19%	1,463	166,295	3.81%	1,579
Non-taxable securities (2)	57,720	6.16%	887	46,002	6.45%	740
Short-term investments, principally federal funds	129,057	0.32%	103	151,255	0.32%	121
Total interest-earning assets	2,842,817	5.77%	40,917	2,939,478	5.46%	40,049

Cash and due from banks	74,610			60,480
Premises and equipment	68,336			54,157
Other assets	341,475			262,856
Total assets	$3,327,238			$3,316,971

Liabilities
NOW accounts	$350,094	0.21%	$184	$341,914	0.28%	$240
Money market accounts	507,381	0.57%	723	508,044	0.87%	1,098
Savings accounts	154,624	0.51%	196	158,007	0.83%	326
Time deposits >$100,000	778,235	1.37%	2,661	800,430	1.59%	3,182
Other time deposits	660,551	1.07%	1,767	722,882	1.57%	2,825
Total interest-bearing deposits	2,450,885	0.91%	5,531	2,531,277	1.22%	7,671
Securities sold under agreements to repurchase	56,756	0.34%	48	56,635	0.50%	70
Borrowings	109,481	1.72%	470	76,487	2.31%	441
Total interest-bearing liabilities	2,617,122	0.93%	6,049	2,664,399	1.23%	8,182

Non-interest-bearing deposits	335,113			287,304
Other liabilities	22,384			15,938
Shareholders’ equity	352,619			349,330
Total liabilities and shareholders’ equity	$3,327,238			$3,316,971

Net yield on interest-earning assets and net interest income		4.92%	$34,868		4.35%	$31,867
Interest rate spread		4.84%			4.23%

Average prime rate		3.25%			3.25%

(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2)
Includes tax-equivalent adjustments of $388,000 and $331,000 in 2011 and 2010, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax-exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Index

	For the Six Months Ended June 30,
	2011			2010
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,486,963	6.10%	$75,271	$2,601,782	5.88%	$75,827
Taxable securities	184,914	3.16%	2,895	170,345	3.68%	3,109
Non-taxable securities (2)	57,265	6.24%	1,772	42,679	6.56%	1,389
Short-term investments, principally federal funds	128,287	0.30%	193	187,500	0.35%	328
Total interest-earning assets	2,857,429	5.66%	80,131	3,002,306	5.42%	80,653

Cash and due from banks	70,747			58,732
Premises and equipment	68,144			54,219
Other assets	340,644			263,497
Total assets	$3,336,964			$3,378,754

Liabilities
NOW accounts	$337,401	0.25%	$411	$334,160	0.28%	$456
Money market accounts	509,141	0.58%	1,465	521,124	0.93%	2,413
Savings accounts	156,677	0.59%	457	155,472	0.85%	659
Time deposits >$100,000	787,888	1.35%	5,265	816,146	1.64%	6,654
Other time deposits	669,975	1.18%	3,936	756,092	1.61%	6,049
Total interest-bearing deposits	2,461,082	0.95%	11,534	2,582,994	1.27%	16,231
Securities sold under agreements to repurchase	57,570	0.34%	98	57,352	0.65%	184
Borrowings	109,147	1.72%	932	91,628	1.98%	899
Total interest-bearing liabilities	2,627,799	0.96%	12,564	2,731,974	1.28%	17,314

Non-interest-bearing deposits	327,542			281,568
Other liabilities	29,338			17,284
Shareholders’ equity	352,285			347,928
Total liabilities and shareholders’ equity	$3,336,964			$3,378,754

Net yield on interest-earning assets and net interest income		4.77%	$67,567		4.25%	$63,339
Interest rate spread		4.70%			4.14%

Average prime rate		3.25%			3.25%

(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2)
Includes tax-equivalent adjustments of $773,000 and $626,000 in 2011 and 2010, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax-exempt status. This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the second quarter of 2011 were $2.472 billion, which was 4.0% less than the average loans outstanding for the second quarter of 2010 ($2.576 billion). Average loans outstanding for the six months ended June 30, 2011 were $2.487 billion, which was 4.4% less than the average loans outstanding for the six months ended June 30, 2010 ($2.602 billion). The mix of our loan portfolio remained substantially the same at June 30, 2011 compared to December 31, 2010, with approximately 91% of our loans being real estate loans, 6% being commercial, financial, and agricultural loans, and the remaining 3% being consumer installment loans. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Average total deposits outstanding for the second quarter of 2011 were $2.786 billion, which was 1.2% less than the average deposits outstanding for the second quarter of 2010 ($2.819 billion). Average deposits

Index

outstanding for the six months ended June 30, 2011 were $2.789 billion, which was 2.7% less than the average deposits outstanding for the six months ended June 30, 2010 ($2.865 billion). Generally, we can reinvest funds from deposits at higher yields than the interest rate being paid on those deposits, and therefore increases in deposits typically result in higher amounts of net interest income.

The lower average loan and deposit balances when comparing the three and six month periods ended June 30, 2011 to the respective periods of 2010 are a result of declines in loans and deposits that we have experienced over the past twelve months. As a result of the weak economy, we have experienced an increase in loan charge-offs and an increase in foreclosure activity, which have reduced our loan balances. Also, loan demand in most of our market areas remains weak, and the pace of loan principal repayments has exceeded new loan originations. With the negative loan growth experienced, we have been able to lessen our reliance on higher cost sources of funding, including internet deposits and large denomination time deposits, which has resulted in lower deposit balances and a lower average cost of funds.

The yields earned on assets increased in 2011 compared to 2010 primarily as a result of the purchase accounting adjustments previously discussed. The rates paid on liabilities (funding costs) have declined in 2011 compared to 2010, primarily as a result of the maturity and repricing of liabilities that were originated during periods of higher interest rates and our ability to progressively reduce the rates paid on demand deposits. As derived from the above table, in the second quarter of 2011, the average yield on interest-earning assets was 5.77%, a 31 basis point increase from the 5.46% yield in the comparable period of 2010, while the average rate on interest bearing liabilities declined by 30 basis points, from 1.23% in the second quarter of 2010 to 0.93% in the second quarter of 2011.

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

Our provisions for loan losses and nonperforming assets remain at elevated levels, primarily due to high unemployment rates and declining property values in our market area that negatively impact collateral dependent real estate loans. Our total provision for loan losses was $10.9 million for the second quarter of 2011 compared to $8.0 million in the second quarter of 2010. For the six months ended June 30, 2011 our total provision for loan losses was $22.3 million compared to $15.6 million for the first six months of 2010. The total provision for loan losses is comprised of provisions for loan losses for non-covered loans and provisions for loan losses for covered loans, as discussed in the following paragraphs.

Our provision for loan losses for non-covered loans amounted to $7.6 million in the second quarter of 2011 compared to $8.0 million in the second quarter of 2010. For the six months ended June 30, 2011 the provision for loan losses for non-covered loans was $15.2 million compared to $15.6 million for the comparable period of 2010.

Our provisions for loan losses for covered loans amounted to $3.3 million and $7.1 million for the three and six months ended June 30, 2011, respectively, whereas we did not record any provisions for loan losses for covered loans in the first six months of 2010. As previously discussed, the provision for loan losses related to covered loans is offset by an 80% increase to the FDIC indemnification asset, which increases noninterest income.

Our non-covered nonperforming assets amounted to $120 million at June 30, 2011, compared to $117 million at December 31, 2010 and $108 million at June 30, 2010. At June 30, 2011, the ratio of non-covered nonperforming assets to total non-covered assets was 4.25%, compared to 4.16% at December 31, 2010, and 3.89% at June 30, 2010. Our outlook for nonperforming assets is consistent with the recent trend, which is that we do not expect material improvement, nor deterioration, in the near future.

Our ratio of annualized net charge-offs to average non-covered loans was 1.75% for the second quarter of 2011 compared to 1.97% in the first quarter of 2011 and 1.04% in the second quarter of 2010. Our ratio of annualized net charge-offs for the six months ended June 30, 2011 was 1.87% compared to 1.03% for the first six months of 2010.

Index

Our nonperforming assets that are covered by FDIC loss share agreements amounted to $164 million at June 30, 2011 compared to $168 million at December 31, 2010 and $187 million at June 30, 2010. We continue to submit claims to the FDIC on a regular basis pursuant to the loss share agreements.

Total noninterest income was $5.1 million in the second quarter of 2011 compared to $4.5 million for the second quarter of 2010. For the six months ended June 30, 2011 and 2010, we recorded noninterest income of $19.3 million and $10.2 million, respectively. The significant increase in noninterest income for the six month period comparison is primarily attributable to the aforementioned bargain purchase gain recorded in the first quarter of 2011.

Within noninterest income, service charges on deposits declined for the first six months of 2011 compared to the same period in 2010, amounting to $6.6 million in 2011 compared to $7.1 million in 2010. This decline was primarily attributable to lower overdraft fees, which began declining in the second half of 2010 as a result of fewer instances of customers overdrawing their accounts. This decline was also partially a result of new regulations that took effect in the third quarter of 2010 that limit our ability to charge overdraft fees. For the second quarter of 2011, service charges on deposit accounts increased to $3.7 million from the $3.6 million recorded in the second quarter of 2010. This increase was primarily attributable to new fees on deposit accounts that took effect April 1, 2011. In July 2011, in response to additional regulatory guidance, we implemented changes to our overdraft policies that are expected to reduce overdraft fees by approximately $75,000 to $100,000 per month.

Other service charges, commissions and fees amounted to $1.7 million in the second quarter of 2011 compared to $1.4 million in the second quarter of 2010. For the six months ended June 30, 2011, this line item totaled $3.3 million compared to $2.8 million in the comparable period of 2010. The increases in 2011 are primarily attributable to increased debit card usage by our customers. We earn a small fee each time our customers make a debit card transaction. Because the Company has less than $10 billion in assets, it is exempt from recently announced regulatory rules limiting this income.

We continue to experience losses and write-downs on our foreclosed properties due to declining property values in our market area. For the second quarter of 2011, these losses amounted to $2.6 million for covered properties compared to $5.5 million in the second quarter of 2010. For the first six months of 2011, losses on covered properties amounted to $7.5 million compared to $5.5 million for the same period in 2010.

Losses on non-covered foreclosed properties amounted to $0.3 million for the second quarter of 2011 compared to $0.1 million in 2010. For the six months ended June 30, 2011, losses on non-covered foreclosed properties amounted to $1.6 million compared to $0.1 million for the same period in 2010.

As previously discussed, indemnification asset income is recorded to reflect additional amounts expected to be received from the FDIC due to covered loan and foreclosed property losses arising during the period. For the second quarter of 2011, indemnification asset income totaled $1.8 million compared to $4.4 million the second quarter of 2010. For the six months ended June 30, 2011, indemnification asset income amounted to $6.9 million compared to $4.4 million for the same period of 2010

Noninterest expenses amounted to $22.9 million in the second quarter of 2011, a 4.4% increase over the $22.0 million recorded in the same period of 2010. Noninterest expenses for the six months ended June 30, 2011 amounted to $48.0 million, an 8.4% increase from the $44.2 million recorded in the first six months of 2010.

Personnel expense has increased in 2011 due to employees joining the Company in The Bank of Asheville acquisition, as well as higher employee medical expense due to higher claims. Also, we have progressively built our infrastructure to manage increased compliance burdens, collection activities and overall growth of the Company.

Index

Merger expenses associated with The Bank of Asheville acquisition amounted to $243,000 and $594,000 for the three and six months ended June 30, 2011.

For the second quarter of 2011, we recorded $7.1 million in other operating expenses, a decline from the $7.6 million recorded in the second quarter of 2010. This decline was primarily attributable to a decrease in FDIC insurance expense resulting from a change in the methodology that the FDIC uses to assess insurance premiums that was effective on April 1, 2011.

The provision for income taxes was $2.0 million in the second quarter of 2011, an effective tax rate of 35.2%, compared to $2.2 million in the second quarter of 2010, an effective tax rate of 35.5%. For the six months ended June 30, 2011, our provision for income taxes was $5.8 million, an effective tax rate of 36.3%, compared to $4.7 million, an effective tax rate of 35.9%, for the comparable period of 2010. We expect our effective tax rate to remain at approximately 36-37% for the foreseeable future.

The Consolidated Statements of Comprehensive Income reflect other comprehensive income of $783,000 and $792,000 during the second quarters of 2011 and 2010, respectively, and other comprehensive income of $979,000 and $1,409,000 for the six months ended June 30, 2011 and 2010, respectively. The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains of our available for sale securities. Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase. Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

Index

FINANCIAL CONDITION

Total assets at June 30, 2011 amounted to $3.33 billion, 0.5% higher than a year earlier. Total loans at June 30, 2011 amounted to $2.44 billion, a 4.4% decrease from a year earlier, and total deposits amounted to $2.75 billion, a 1.7% decrease from a year earlier.

The following table presents information regarding the nature of our growth for the twelve months ended June 30, 2011 and for the first six months of 2011.

July 1, 2010 to June 30, 2011	Balance at beginning of period	Internal Growth	Growth from Acquisitions	Balance at end of period	Total percentage growth	Percentage growth, excluding acquisitions
	($ in thousands)

Loans	$2,554,576	(214,404)	102,268	2,442,440	-4.4%	-8.4%

Deposits – Noninterest bearing	$293,555	10,870	18,798	323,223	10.1%	3.7%
Deposits – NOW	356,626	(16,291)	31,358	371,693	4.2%	-4.6%
Deposits – Money market	494,979	(17,017)	19,150	497,112	0.4%	-3.4%
Deposits – Savings	157,343	(14,979)	3,212	145,576	-7.5%	-9.5%
Deposits – Brokered	91,195	69,064	14,902	175,161	92.1%	75.7%
Deposits – Internet time	54,535	(56,778)	42,920	40,677	-25.4%	-104.1%
Deposits – Time>$100,000	668,044	(113,837)	13,515	567,722	-15.0%	-17.0%
Deposits – Time<$100,000	678,611	(101,246)	48,889	626,254	-7.7%	-14.9%
Total deposits	$2,794,888	(240,214)	192,744	2,747,418	-1.7%	-8.6%

January 1, 2011 to June 30, 2011
Loans	$2,454,132	(113,960)	102,268	2,442,440	0.5%	-4.6%

Deposits – Noninterest bearing	$292,759	11,666	18,798	323,223	10.4%	4.0%
Deposits – NOW	292,623	47,712	31,358	371,693	27.0%	16.3%
Deposits – Money market	498,312	(20,350)	19,150	497,112	-0.2%	-4.1%
Deposits – Savings	153,325	(10,961)	3,212	145,576	-5.1%	-7.1%
Deposits – Brokered	143,554	16,705	14,902	175,161	22.0%	11.6%
Deposits – Internet time	46,801	(49,044)	42,920	40,677	-13.1%	-104.8%
Deposits – Time>$100,000	602,371	(48,164)	13,515	567,722	-5.8%	-8.0%
Deposits – Time<$100,000	622,768	(45,403)	48,889	626,254	0.6%	-7.3%
Total deposits	$2,652,513	(97,839)	192,744	2,747,418	3.6%	-3.7%

As derived from the table above, for the twelve months preceding June 30, 2011, our loans decreased by $112 million, or 4.4%. Over that same period, deposits decreased $47 million, or 1.7%. In January 2011, we acquired approximately $102 million in loans and $193 million in deposits in The Bank of Asheville acquisition. For the first six months of 2011, internally generated loans decreased $114 million, or 4.6%, while internally generated deposits decreased $98 million, or 3.7%. We believe internally generated loans have declined due to lower loan demand in the weak economy, as well as an initiative that began in 2008 to require generally higher loan interest rates to better compensate us for our risk. With the decrease in loans experienced, we have been able to lessen our reliance on higher cost sources of funding, including internet deposits and large denomination time deposits, which has resulted in lower deposit balances.

The mix of our loan portfolio remains substantially the same at June 30, 2011 compared to December 31, 2010. The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

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

Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	June 30, 2011	December 31, 2010	June 30, 2010

Non-covered nonperforming assets
Nonaccrual loans	$71,570	62,326	73,152
Restructured loans – accruing	16,893	33,677	20,392
Accruing loans >90 days past due	–	–	–
Total non-covered nonperforming loans	88,463	96,003	93,544
Other real estate	31,849	21,081	14,690
Total non-covered nonperforming assets	$120,312	117,084	108,234

Covered nonperforming assets (1)
Nonaccrual loans (2)	$37,057	58,466	98,669
Restructured loans – accruing	24,325	14,359	8,450
Accruing loans > 90 days past due	–	–	–
Total covered nonperforming loans	61,382	72,825	107,119
Other real estate	102,883	94,891	80,074
Total covered nonperforming assets	$164,265	167,716	187,193

Total nonperforming assets	$284,577	284,800	295,427

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	2.22%	4.17%	0.85%
Nonperforming loans to total loans	6.14%	6.88%	7.86%
Nonperforming assets to total assets	8.54%	8.69%	8.90%
Allowance for loan losses to total loans	1.64%	2.01%	1.65%
Allowance for loan losses to nonperforming loans	27.31%	29.28%	21.04%

Asset Quality Ratios – Based on Non-covered Assets only
Net charge-offs to average non-covered loans - annualized	1.75%	3.10%	1.04%
Non-covered nonperforming loans to non-covered loans	4.33%	4.61%	4.46%
Non-covered nonperforming assets to total non-covered assets	4.25%	4.16%	3.89%
Allowance for loan losses to non-covered loans	1.69%	1.84%	2.01%
Allowance for loan losses to non-covered nonperforming loans	38.96%	39.87%	45.13%

(1) Covered nonperforming assets consist of assets that are included in loss share agreements with the FDIC.
(2) At June 30, 2011, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $69.4 million.

Index

We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

Consistent with the weak economy, we have experienced high levels of loan losses, delinquencies and nonperforming assets. Our non-covered nonperforming assets were $120.3 million at June 30, 2011 compared to $117.1 million at December 31, 2010 and $108.2 million at June 30, 2010.

The following is the composition, by loan type, of all of our nonaccrual loans (covered and non-covered) at each period end, as classified for regulatory purposes:

($ in thousands)	At June 30, 2011	At December 31, 2010	At June 30, 2010
Commercial, financial, and agricultural	$2,755	2,595	3,603
Real estate – construction, land development, and other land loans	45,694	54,781	83,626
Real estate – mortgage – residential (1-4 family) first mortgages	27,981	36,715	45,067
Real estate – mortgage – home equity loans/lines of credit	6,534	8,584	7,527
Real estate – mortgage – commercial and other	22,907	17,578	31,254
Installment loans to individuals	2,756	539	744
Total nonaccrual loans	$108,627	120,792	171,821

The following segregates our nonaccrual loans at June 30, 2011 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$327	2,428	2,755
Real estate – construction, land development, and other land loans	15,055	30,639	45,694
Real estate – mortgage – residential (1-4 family) first mortgages	11,269	16,712	27,981
Real estate – mortgage – home equity loans/lines of credit	2,040	4,494	6,534
Real estate – mortgage – commercial and other	8,356	14,551	22,907
Installment loans to individuals	10	2,746	2,756
Total nonaccrual loans	$37,057	71,570	108,627

The following segregates our nonaccrual loans at December 31, 2010 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$163	2,432	2,595
Real estate – construction, land development, and other land loans	30,846	23,935	54,781
Real estate – mortgage – residential (1-4 family) first mortgages	16,343	20,372	36,715
Real estate – mortgage – home equity loans/lines of credit	4,059	4,525	8,584
Real estate – mortgage – commercial and other	7,039	10,539	17,578
Installment loans to individuals	16	523	539
Total nonaccrual loans	$58,466	62,326	120,792

At June 30, 2011, troubled debt restructurings (covered and non-covered) amounted to $41.2 million, compared to $48.0 million at December 31, 2010, and $28.8 million at June 30, 2010. The decline from December 31, 2010 to June 30, 2011 is primarily a result of several troubled debt restructurings that were placed on nonaccrual status.

Other real estate includes foreclosed, repossessed, and idled properties. Non-covered other real estate has increased over the past year, amounting to $31.8 million at June 30, 2011, $21.1 million at December 31, 2010, and $14.7 million at June 30, 2010. At June 30, 2011, we also held $102.9 million in other real estate that is

Index

subject to the loss share agreements with the FDIC. We believe that the fair values of the items of other real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

The following table presents the detail of all of our other real estate at each period end (covered and non-covered):

($ in thousands)	At June 30, 2011	At December 31, 2010	At June 30, 2010
Vacant land	$88,239	81,185	67,015
1-4 family residential properties	37,349	28,146	23,414
Commercial real estate	9,144	6,641	4,335
Other	–	–	–
Total other real estate	$134,732	115,972	94,764

The following segregates our other real estate at June 30, 2011 into covered and non-covered:

($ in thousands)	Covered Other Real Estate	Non-covered Other Real Estate	Total Other Real Estate
Vacant land	$75,321	12,918	88,239
1-4 family residential properties	22,665	14,684	37,349
Commercial real estate	4,897	4,247	9,144
Other	–	–	–
Total other real estate	$102,883	31,849	134,732

Index

The following table presents geographical information regarding our nonperforming assets at June 30, 2011.

	As of June 30, 2011
($ in thousands)	Covered	Non-covered	Total	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual Loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$49,088	21,813	70,901	$544,000	13.0%
Triangle Region (NC)	–	25,881	25,881	749,000	3.5%
Triad Region (NC)	–	18,968	18,968	389,000	4.9%
Charlotte Region (NC)	–	2,317	2,317	96,000	2.4%
Southern Piedmont Region (NC)	37	2,213	2,250	221,000	1.0%
Western Region (NC)	11,562	25	11,587	86,000	13.5%
South Carolina Region	695	10,856	11,551	160,000	7.2%
Virginia Region	–	4,948	4,948	185,000	2.7%
Other	–	1,442	1,442	12,000	12.0%
Total nonaccrual loans and troubled debt restructurings	$61,382	88,463	149,845	$2,442,000	6.1%

Other Real Estate (1)
Eastern Region (NC)	$95,562	9,408	104,970
Triangle Region (NC)	–	7,830	7,830
Triad Region (NC)	–	6,664	6,664
Charlotte Region (NC)	–	4,842	4,842
Southern Piedmont Region (NC)	–	895	895
Western Region (NC)	7,279	–	7,279
South Carolina Region	42	1,626	1,668
Virginia Region	–	584	584
Other	–	–	–
Total other real estate	$102,883	31,849	134,732

(1)	The counties comprising each region are as follows:
Eastern North Carolina Region - New Hanover, Brunswick, Duplin, Dare, Beaufort, Onslow, Carteret
Triangle North Carolina Region - Moore, Lee, Harnett, Chatham, Wake
Triad North Carolina Region - Montgomery, Randolph, Davidson, Rockingham, Guilford, Stanly
Charlotte North Carolina Region - Iredell, Cabarrus, Rowan
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

The current economic environment has resulted in an increase in our classified and nonperforming assets, which has led to elevated provisions for loan losses. Our total provision for loan losses was $10.9 million for

Index

the second quarter of 2011 compared to $8.0 million in the second quarter of 2010. For the six months ended June 30, 2011 our total provision for loan losses was $22.3 million compared to $15.6 million for the first six months of 2010. The total provision for loan losses is comprised of provisions for loan losses for non-covered loans and provisions for loan losses for covered loans, as discussed in the following paragraphs.

Our provision for loan losses for non-covered loans amounted to $7.6 million in the second quarter of 2011 compared to $8.0 million in the second quarter of 2010. For the six months ended June 30, 2011 the provision for loan losses for non-covered loans was $15.2 million compared to $15.6 million for the comparable period of 2010.

Our provisions for loan losses for covered loans amounted to $3.3 million and $7.1 million for the three and six months ended June 30, 2011, respectively, whereas we did not record any provisions for loan losses for covered loans in the first six months of 2010. As previously discussed, the provision for loan losses related to covered loans is offset by an 80% increase to the FDIC indemnification asset, which increases noninterest income.

For the first six months of 2011, we recorded $31.7 million in net charge-offs, compared to $10.8 million for the comparable period of 2010. The net charge-offs in 2011 included $12.7 million of covered loans and $19.0 million of non-covered loans, whereas in 2010 the entire $10.8 million of net charge-offs related to non-covered loans. The charge-offs in 2011 continue a trend that began in 2010, with charge-offs being concentrated in the construction and land development real estate categories. These types of loans have been impacted the most by the recession and decline in new housing. Included in the $19.0 million of non-covered loan net charge-offs in 2011 were $7.3 million in partial charge-offs. Prior to the fourth quarter of 2010, we recorded specific reserves on collateral-deficient nonaccrual loans within the allowance for loans losses, but did not record charge-offs until the loans had been foreclosed upon.

The allowance for loan losses amounted to $40.0 million at June 30, 2011, compared to $49.4 million at December 31, 2010 and $42.2 million at June 30, 2010. At June 30, 2011, December 31, 2010, and June 30, 2010, the allowance for loan losses attributable to covered loans was $5.5 million, $11.2 million, and zero, respectively. The allowance for loan losses for non-covered loans amounted to $34.5 million, $38.3 million, and $42.2 million at June 30, 2011, December 31, 2010, and June 30, 2010, respectively.

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

	Six Months Ended June 30,	Twelve Months Ended December 31,	Six Months Ended June 30,
($ in thousands)	2011	2010	2010
Loans outstanding at end of period	$2,442,440	2,454,132	2,554,576
Average amount of loans outstanding	$2,486,963	2,554,401	2,601,782

Allowance for loan losses, at beginning of year	$49,430	37,343	37,343
Provision for loan losses	22,277	54,562	15,626
	71,707	91,905	52,969
Loans charged off:
Commercial, financial, and agricultural	(1,077)	(4,481)	(2,877)
Real estate – construction, land development & other land loans	(17,528)	(22,665)	(2,932)
Real estate – mortgage – residential (1-4 family) first mortgages	(7,966)	(6,032)	(1,490)
Real estate – mortgage – home equity loans / lines of credit	(1,458)	(4,973)	(1,349)
Real estate – mortgage – commercial and other	(3,434)	(2,916)	(1,412)
Installment loans to individuals	(1,066)	(2,499)	(1,282)
Total charge-offs	(32,529)	(43,566)	(11,342)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	27	61	15
Real estate – construction, land development & other land loans	255	113	33
Real estate – mortgage – residential (1-4 family) first mortgages	140	357	201
Real estate – mortgage – home equity loans / lines of credit	121	131	96
Real estate – mortgage – commercial and other	32	33	10
Installment loans to individuals	252	396	233
Total recoveries	827	1,091	588
Net charge-offs	(31,702)	(42,475)	(10,754)
Allowance for loan losses, at end of period	$40,005	49,430	42,215

Ratios:
Net charge-offs as a percent of average loans	2.57%	1.66%	0.83%
Allowance for loan losses as a percent of loans at end of period	1.64%	2.01%	1.65%

Index

The following table discloses the activity in the allowance for loan losses for the six months ended June 30, 2011, segregated into covered and non-covered. All allowance for loan loss activity in the first six months of 2010 related to non-covered loans.

	As of June 30, 2011
($ in thousands)	Covered	Non-covered	Total

Loans outstanding at end of period	$401,726	2,040,714	2,442,440
Average amount of loans outstanding	$436,859	2,050,104	2,486,963

Allowance for loan losses, at beginning of year	$11,155	38,275	49,430
Provision for loan losses	7,100	15,177	22,277
	18,255	53,452	71,707
Loans charged off:
Commercial, financial, and agricultural	(13)	(1,064)	(1,077)
Real estate – construction, land development & other land loans	(7,954)	(9,574)	(17,528)
Real estate – mortgage – residential (1-4 family) first mortgages	(3,393)	(4,573)	(7,966)
Real estate – mortgage – home equity loans / lines of credit	(198)	(1,260)	(1,458)
Real estate – mortgage – commercial and other	(1,052)	(2,382)	(3,434)
Installment loans to individuals	(105)	(961)	(1,066)
Total charge-offs	(12,715)	(19,814)	(32,529)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	−	27	27
Real estate – construction, land development & other land loans	−	255	255
Real estate – mortgage – residential (1-4 family) first mortgages	−	140	140
Real estate – mortgage – home equity loans / lines of credit	−	121	121
Real estate – mortgage – commercial and other	−	32	32
Installment loans to individuals	−	252	252
Total recoveries	−	827	827
Net charge-offs	(12,715)	(18,987)	(31,702)
Allowance for loan losses, at end of period	$5,540	34,465	40,005

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at June 30, 2011, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2010.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following four sources - 1) an approximately $417 million line of credit with the Federal Home Loan Bank (of which $92 million was outstanding at June 30, 2011), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at June 30, 2011), 3) an approximately $83 million line of credit through the Federal Reserve Bank of Richmond’s discount window (none of which was outstanding at June 30, 2011) and 4) a $10 million line of credit with a commercial bank (none of which was outstanding at June 30, 2011). In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was further reduced by $203 million at both June 30, 2011 and December 31, 2010, as a result of our pledging letters of credit for public deposits at each of those dates. Unused and available lines of credit amounted to $265 million at June 30, 2011 compared to $194 million at December 31, 2010.

Index

Our overall liquidity has increased since June 30, 2010. Our loans have decreased $112 million, while our deposits have only decreased by $47 million. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 14.5% at June 30, 2010 to 15.8% at June 30, 2011.

We believe our liquidity sources, including unused lines of credit, are at an acceptable level and remain adequate to meet our operating needs in the foreseeable future. We will continue to monitor our liquidity position carefully and will explore and implement strategies to increase liquidity if deemed appropriate.

The amount and timing of our contractual obligations and commercial commitments has not changed materially since December 31, 2010, detail of which is presented in Table 18 on page 83 of our 2010 Annual Report on Form 10-K.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in derivative activities through June 30, 2011, and have no current plans to do so.

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

Index

At June 30, 2011, our capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	June 30, 2011	March 31, 2011	December 31, 2010	June 30, 2010
Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	15.74%	15.50%	15.31%	15.17%
Minimum required Tier I capital	4.00%	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	17.00%	16.76%	16.57%	16.43%
Minimum required total risk-based capital	8.00%	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted most recent quarter average assets	10.17%	10.04%	10.28%	10.04%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%	4.00%

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At June 30, 2011, our bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 6.65% at June 30, 2011 compared to 6.52% at December 31, 2010 and 6.56% at June 30, 2010.

Index

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary, since January 1, 2011 that have not previously been discussed.

•
On May 26, 2011, we announced a quarterly cash dividend of $0.08 cents per share payable on July 25, 2011 to shareholders of record on June 30, 2011. This is the same dividend rate we declared in the second quarter of 2010.

•	We expect to file for regulatory approval to open a branch in Salem, Virginia. This would represent our seventh branch in southwestern Virginia.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first six months of 2011. At June 30, 2011, we had approximately 235,000 shares available for repurchase under existing authority from our board of directors. We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations. However, as a result of our participation in the U.S. Treasury’s Capital Purchase Program, we are prohibited from buying back stock without the permission of the Treasury until the preferred stock issued under that program is redeemed. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 3.74% (realized in 2008) to a high of 4.39% (realized in 2010). During that five year period, the prime rate of interest has ranged from a low of 3.25% (which was the rate as of June 30, 2011) to a high of 8.25%. The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At June 30, 2011, approximately 84% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and approximately 100% of our interest-bearing liabilities reprice within five years.

Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at June 30, 2011, we had approximately $774 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market

Index

value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at June 30, 2011 are deposits totaling $1.0 billion comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

As previously discussed in the section “Net Interest Income,” our net interest income was impacted by certain purchase accounting adjustments related to our acquisitions of Cooperative Bank, The Bank of Asheville, and Great Pee Dee Bancorp. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on loans acquired from Cooperative Bank and The Bank of Asheville, which amounted to $6.5 million and $3.1 million for the first six months of 2011 and 2010, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that were initially recorded ($280 million in total) and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or are paid off, the remaining discount will be accreted into income on an accelerated basis, which in the event of total payoff will result in the remaining discount being entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility. Our net interest margin on a core basis, excluding the loan discount interest accretion, was 4.35% for the second quarter of 2011, 4.26% for the first quarter of 2011, 4.33% for the fourth quarter of 2010, and 4.12% for the second quarter of 2010.

Based on our most recent interest rate modeling, which assumes no changes in interest rates for 2011 (federal funds rate = 0.25%, prime = 3.25%), we project that our net interest margin for the remainder of 2011, on a core basis, will remain relatively consistent with the net interest margins recently realized. With interest rates having been stable for a relatively long period of time, most of our interest-sensitive assets and interest-sensitive liabilities have been repriced at today’s interest rates. We expect a continued decline in loans throughout the remainder of 2011 (although not to the magnitude experienced in 2010) that will reduce interest income slightly.

We have no market risk sensitive instruments held for trading purposes, nor do we maintain any foreign currency positions.

Index

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

Item 1A – Risk Factors

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

Index

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2011 to April 30, 2011	─	─	─	234,667
May 1, 2011 to May 31, 2011	─	─	─	234,667
June 1, 2011 to June 30, 2011	─	─	─	234,667
Total	─	─	─	234,667	(2)

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

(2)
The table above does not include shares that were used by option holders to satisfy the exercise price of the call options we issued to our employees and directors pursuant to our stock option plans. There were no such exercises during the six months ended June 30, 2011.

There were no unregistered sales of our securities during the six months ended June 30, 2011.

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

Index

10.1
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of The Bank of Asheville, Federal Deposit Insurance Corporation and First Bank, dated as of January 21, 2011, was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2011, and is incorporated herein by reference.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. (1)

________________
(1)
To be furnished through an amended Quarterly Report on Form 10-Q on or before September 8, 2011. As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

August 9, 2011	BY:/s/	Jerry L. Ocheltree
Jerry L. Ocheltree
President
(Principal Executive Officer),
Treasurer and Director

August 9, 2011	BY:/s/	Anna G. Hollers
Anna G. Hollers
Executive Vice President,
Secretary
and Chief Operating Officer

August 9, 2011	BY:/s/	Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer