Form 10-Q/A
period 2011-06-30
FIRST BANCORP /NC/
filed 2011-08-26
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of First Bancorp for the quarterly period ended June 30, 2011 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 9, 2011, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.  Exhibit 101 provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

The Interactive Data Files on Exhibit 101 hereto are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of First Bancorp under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

12	Computation of Ratio of Earnings to Fixed Charges. (1)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (1)

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. (2)

________________
(1)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011.

(2)
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

FIRST BANCORP

August 26, 2011	BY:/s/	Jerry L. Ocheltree
Jerry L. Ocheltree
President
(Principal Executive Officer),
Treasurer and Director

August 26, 2011	BY:/s/	Anna G. Hollers
Anna G. Hollers
Executive Vice President,
Secretary
and Chief Operating Officer

August 26, 2011	BY:/s/	Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer