Form 10-Q
period 2011-09-30
FIRST BANCORP /NC/
filed 2011-11-09
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the registrant's Common Stock outstanding on October 31, 2011 was 16,897,382.

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

Index

Part I.  Financial Information
Item 1 - Financial Statements

First Bancorp and Subsidiaries
Consolidated Balance Sheets

($ in thousands-unaudited)	September 30, 2011	December 31, 2010 (audited)	September 30, 2010
ASSETS
Cash and due from banks, noninterest-bearing	$75,772	56,821	51,812
Due from banks, interest-bearing	167,053	154,320	246,771
Federal funds sold	659	861	21,092
Total cash and cash equivalents	243,484	212,002	319,675

Securities available for sale	159,870	181,182	143,047
Securities held to maturity (fair values of $61,512, $53,312, and $54,300)	57,533	54,018	51,661

Presold mortgages in process of settlement	3,823	3,962	3,226

Loans – non-covered	2,058,724	2,083,004	2,096,439
Loans – covered by FDIC loss share agreement	373,824	371,128	413,735
Total loans	2,432,548	2,454,132	2,510,174
Allowance for loan losses – non-covered	(34,397)	(38,275)	(44,999)
Allowance for loan losses – covered	(3,257)	(11,155)	−
Total allowance for loan losses	(37,654)	(49,430)	(44,999)
Net loans	2,394,894	2,404,702	2,465,175

Premises and equipment	69,862	67,741	54,039
Accrued interest receivable	11,568	13,579	13,135
FDIC indemnification asset	120,950	123,719	93,125
Goodwill	65,835	65,835	65,835
Other intangible assets	4,123	4,523	4,742
Other real estate owned – non-covered	32,673	21,081	17,475
Other real estate owned – covered	104,785	94,891	101,389
Other	33,298	31,697	27,813
Total assets	$3,302,698	3,278,932	3,360,337

LIABILITIES
Deposits: Demand - noninterest-bearing	$334,109	292,759	290,388
NOW accounts	376,999	292,623	370,654
Money market accounts	506,013	500,360	492,983
Savings accounts	146,977	153,325	154,955
Time deposits of $100,000 or more	751,994	762,990	759,037
Other time deposits	613,312	650,456	683,465
Total deposits	2,729,404	2,652,513	2,751,482
Securities sold under agreements to repurchase	60,498	54,460	68,157
Borrowings	135,759	196,870	158,907
Accrued interest payable	1,938	2,082	2,421
Other liabilities	23,286	28,404	28,415
Total liabilities	2,950,885	2,934,329	3,009,382

Commitments and contingencies	−	−	−

SHAREHOLDERS’ EQUITY
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued and outstanding: 63,500, 65,000, and 65,000 shares	63,500	65,000	65,000
Discount on preferred stock	−	(2,932)	(3,146)
Common stock, no par value per share. Authorized: 40,000,000 shares
Issued and outstanding: 16,884,617, 16,801,426, and 16,785,750 shares	100,926	99,615	99,303
Common stock warrants	4,592	4,592	4,592
Retained earnings	186,654	183,413	188,028
Accumulated other comprehensive income (loss)	(3,859)	(5,085)	(2,822)
Total shareholders’ equity	351,813	344,603	350,955
Total liabilities and shareholders’ equity	$3,302,698	3,278,932	3,360,337

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Income

($ in thousands, except share data-unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
INTEREST INCOME
Interest and fees on loans	$37,200	36,897	112,471	112,724
Interest on investment securities:
Taxable interest income	1,421	1,364	4,316	4,473
Tax-exempt interest income	500	414	1,499	1,177
Other, principally overnight investments	107	135	300	463
Total interest income	39,228	38,810	118,586	118,837

INTEREST EXPENSE
Savings, NOW and money market	1,020	1,541	3,353	5,069
Time deposits of $100,000 or more	2,479	2,991	7,744	9,645
Other time deposits	1,651	2,713	5,587	8,762
Securities sold under agreements to repurchase	46	60	144	244
Borrowings	543	434	1,475	1,333
Total interest expense	5,739	7,739	18,303	25,053

Net interest income	33,489	31,071	100,283	93,784
Provision for loan losses – non-covered	6,441	8,391	21,618	24,017
Provision for loan losses – covered	2,705	─	9,805	─
Total provision for loan losses	9,146	8,391	31,423	24,017
Net interest income after provision for loan losses	24,343	22,680	68,860	69,767

NONINTEREST INCOME
Service charges on deposit accounts	3,429	3,350	10,038	10,408
Other service charges, commissions and fees	1,657	1,325	4,972	4,080
Fees from presold mortgages	468	404	1,109	1,216
Commissions from sales of insurance and financial products	383	325	1,147	1,087
Gain from acquisition	─	─	10,196	─
Foreclosed property losses and write-downs – non-covered	(919)	(57)	(2,543)	(108)
Foreclosed property losses and write-downs – covered	(5,176)	(6,335)	(12,693)	(11,830)
FDIC indemnification asset income, net	3,589	5,068	10,455	9,464
Securities gains	─	1	74	25
Other gains (losses)	55	(124)	38	(154)
Total noninterest income	3,486	3,957	22,793	14,188

NONINTEREST EXPENSES
Salaries	9,980	8,637	29,385	25,988
Employee benefits	3,086	2,672	9,242	7,745
Total personnel expense	13,066	11,309	38,627	33,733
Net occupancy expense	1,674	1,768	4,944	5,408
Equipment related expenses	1,089	1,044	3,261	3,246
Intangibles amortization	226	219	676	654
Merger expenses	12	─	606	─
Other operating expenses	7,891	6,371	23,800	21,907
Total noninterest expenses	23,958	20,711	71,914	64,948

Income before income taxes	3,871	5,926	19,739	19,007
Income taxes	1,314	2,078	7,081	6,780

Net income	2,557	3,848	12,658	12,227

Preferred stock dividends	(815)	(812)	(2,440)	(2,437)
Accretion of preferred stock discount	(2,474)	(215)	(2,932)	(643)

Net income (loss) available to common shareholders	$(732)	2,821	7,286	9,147

Earnings (loss) per common share:
Basic	$(0.04)	0.17	0.43	0.55
Diluted	(0.04)	0.17	0.43	0.54

Dividends declared per common share	$0.08	0.08	0.24	0.24

Weighted average common shares outstanding:
Basic	16,875,918	16,779,554	16,843,716	16,754,678
Diluted	16,903,031	16,807,135	16,871,010	16,784,032

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands-unaudited)	2011	2010	2011	2010

Net income	$2,557	3,848	12,658	12,227
Other comprehensive income (loss):
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period, pretax	259	150	1,646	2,235
Tax benefit	(101)	(58)	(642)	(871)
Reclassification to realized gains	−	(1)	(74)	(25)
Tax expense	−	1	29	10
Postretirement Plans:
Amortization of unrecognized net actuarial loss	140	164	420	398
Tax expense	(56)	(65)	(168)	(157)
Amortization of prior service cost and transition obligation	9	8	27	26
Tax expense	(4)	(3)	(12)	(11)
Other comprehensive income	247	196	1,226	1,605
Comprehensive income	$2,804	4,044	13,884	13,832

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In thousands, except per share - unaudited)	Preferred	Preferred Stock	Common Stock		Common Stock	Retained	Accumulated Other Comprehensive	Total Share- holders’
	Stock	Discount	Shares	Amount	Warrants	Earnings	Income (Loss)	Equity

Balances, January 1, 2010	$65,000	(3,789)	16,722	$98,099	4,592	182,908	(4,427)	342,383

Net income						12,227		12,227
Common stock issued under stock option plans			17	171				171
Common stock issued into dividend reinvestment plan			31	456				456
Cash dividends declared ($0.24 per common share)						(4,026)		(4,026)
Preferred dividends						(2,438)		(2,438)
Accretion of preferred stock discount		643				(643)		−
Tax benefit realized from exercise of nonqualified stock options				36				36
Stock-based compensation			16	541				541
Other comprehensive income							1,605	1,605

Balances, September 30, 2010	$65,000	(3,146)	16,786	$99,303	4,592	188,028	(2,822)	350,955

Balances, January 1, 2011	$65,000	(2,932)	16,801	$99,615	4,592	183,413	(5,085)	344,603

Net income						12,658		12,658
Preferred stock redeemed	(65,000)							(65,000)
Preferred stock issued	63,500							63,500
Common stock issued under stock option plans			2	30				30
Common stock issued into dividend reinvestment plan			53	638				638
Cash dividends declared ($0.24 per common share)						(4,045)		(4,045)
Preferred dividends						(2,440)		(2,440)
Accretion of preferred stock discount		2,932				(2,932)		−
Stock-based compensation			29	643				643
Other comprehensive income							1,226	1,226

Balances, September 30, 2011	$63,500	−	16,885	$100,926	4,592	186,654	(3,859)	351,813

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
($ in thousands-unaudited)	2011	2010
Cash Flows From Operating Activities
Net income	$12,658	12,227
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	31,423	24,017
Net security premium amortization	1,013	1,096
Purchase accounting accretion and amortization, net	(9,921)	(6,742)
Gain from acquisition	(10,196)	−
Foreclosed property losses and write-downs	15,236	11,938
Gain on securities available for sale	(74)	(25)
Other (gains) losses	(38)	154
Increase in net deferred loan costs	(322)	(488)
Depreciation of premises and equipment	3,302	2,963
Stock-based compensation expense	643	541
Amortization of intangible assets	676	654
Origination of presold mortgages in process of settlement	(53,094)	(60,158)
Proceeds from sales of presold mortgages in process of settlement	53,233	60,899
Decrease in accrued interest receivable	2,011	1,648
Increase in other assets	(12,809)	(10,694)
Decrease in accrued interest payable	(144)	(633)
Decrease in other liabilities	(6,087)	(1,913)
Net cash provided by operating activities	27,510	35,484

Cash Flows From Investing Activities
Purchases of securities available for sale	(43,146)	(42,284)
Purchases of securities held to maturity	(3,816)	(19,710)
Proceeds from maturities/issuer calls of securities available for sale	66,281	80,225
Proceeds from maturities/issuer calls of securities held to maturity	1,053	2,367
Proceeds from sales of securities available for sale	2,518	−
Net decrease in loans	30,476	51,136
Proceeds from FDIC loss share agreements	59,411	46,433
Proceeds from sales of foreclosed real estate	24,650	16,840
Purchases of premises and equipment	(5,407)	(2,811)
Net cash received (paid) in acquisition	54,037	(170)
Net cash provided by investing activities	186,057	132,026

Cash Flows From Financing Activities
Net decrease in deposits and repurchase agreements	(109,551)	(175,316)
Repayments of borrowings, net	(65,081)	(17,600)
Cash dividends paid – common stock	(4,039)	(4,016)
Cash dividends paid – preferred stock	(2,582)	(2,438)
Proceeds from issuance of common stock	668	627
Proceeds from issuance of preferred stock	63,500	−
Redemption of preferred stock	(65,000)	−
Tax benefit from exercise of nonqualified stock options	−	36
Net cash used by financing activities	(182,085)	(198,707)

Increase (decrease) in cash and cash equivalents	31,482	(31,197)
Cash and cash equivalents, beginning of period	212,002	350,872

Cash and cash equivalents, end of period	$243,484	319,675

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$18,447	25,686
Income taxes	13,943	16,238
Non-cash transactions:
Unrealized gain on securities available for sale, net of taxes	959	1,349
Foreclosed loans transferred to other real estate	60,030	94,949

See notes to consolidated financial statements.

Index

First Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

(unaudited)	For the Periods Ended September 30, 2011 and 2010

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2011 and 2010 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 2011 and 2010.  All such adjustments were of a normal, recurring nature.  Reference is made to the 2010 Annual Report on Form 10-K filed with the SEC for a discussion of accounting policies and other relevant information with respect to the financial statements.  The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.  The Company has evaluated all subsequent events through the date the financial statements were issued.

Note 2 – Accounting Policies

Note 1 to the 2010 Annual Report on Form 10-K filed with the SEC contains a description of the accounting policies followed by the Company and discussion of recent accounting pronouncements.  The following paragraphs update that information as necessary.

In July 2010, the Financial Accounting Standards Board (FASB) issued guidance that requires an entity to provide more information about the credit quality of its financing receivables, such as aging information, credit quality indicators and troubled debt restructurings, in the disclosures to its financial statements.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how the entity develops its allowance for credit losses and how it manages its credit exposure.  Except for disclosures related to troubled debt restructurings (discussed in next paragraph), the required disclosures became effective for periods ending on or after December 15, 2010.  The Company is required to include these disclosures in its interim and annual financial statements.  See Note 8 for required disclosures.

In April 2011, the FASB issued guidance to assist creditors with their determination of when a restructuring is a troubled debt restructuring.  The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties, as both events must be present.  This guidance and the new disclosures related to troubled debt restructurings became effective for reporting periods beginning after June 15, 2011.  See Note 8 for required disclosures.

In December 2010, the FASB issued amended guidance to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings upon adoption.  Impairments occurring subsequent to adoption should be included in earnings.  The amendment was effective for the Company beginning January 1, 2011 and did not impact the Company.

In September 2011, the FASB issued additional amended guidance related to goodwill impairment testing.  Guidance now permits an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This amendment will be effective for the Company on January 1, 2012.

Index

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

In June 2011, the FASB amended the comprehensive income guidance by eliminating the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.  The Company has consistently followed the new requirements in prior filings.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Reclassifications

Certain amounts reported in the period ended September 30, 2010 have been reclassified to conform to the presentation for September 30, 2011.  These reclassifications had no effect on net income or shareholders’ equity for the periods presented, nor did they materially impact trends in financial information.

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

Index

An acquisition gain totaling $10.2 million resulted from the acquisition and is included as a component of noninterest income on the statement of income.  The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed.

The statement of net assets acquired as of January 21, 2011 and the resulting gain that was recorded are presented in the following table.

($ in thousands)	As Recorded by The Bank of Asheville	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$27,297	–		27,297
Securities	4,461	–		4,461
Loans	153,994	(51,726)	(a)	102,268
Core deposit intangible	−	277	(b)	277
FDIC indemnification asset	−	42,218	(c)	42,218
Foreclosed properties	3,501	(2,159)	(d)	1,342
Other assets	1,146	(370)	(e)	776
Total	190,399	(11,760)		178,639

Liabilities
Deposits	192,284	460	(f)	192,744
Borrowings	4,004	77	(g)	4,081
Other	111	1,447	(h)	1,558
Total	196,399	1,984		198,383

Excess of liabilities received over assets	(6,000)	(13,744)		(19,744)
Less: Asset discount	(23,940)
Cash received/receivable from FDIC at closing	29,940			29,940

Total gain recorded				$10,196

Explanation of Fair Value Adjustments
(a)	This estimated adjustment is necessary as of the acquisition date to write down The Bank of Asheville’s book value of loans to the estimated fair value as a result of future expected loan losses.

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

Index

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

The operating results of the Company for the period ended September 30, 2011 include the operating results of the acquired assets and assumed liabilities for the period subsequent to the acquisition date of January 21, 2011 and were not material to the nine month period ended September 30, 2011.  Due primarily to the significant amount of fair value adjustments and the FDIC loss share agreements now in place, historical results of The Bank of Asheville are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

Note 5 – Equity-Based Compensation Plans

At September 30, 2011, the Company had the following equity-based compensation plans:  the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, the First Bancorp 1994 Stock Option Plan, and one plan that was assumed from an acquired entity.  The Company’s shareholders approved all equity-based compensation plans, except for those assumed from acquired companies.  The First Bancorp 2007 Equity Plan became effective upon the approval of shareholders on May 2, 2007.  As of September 30, 2011, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

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

The December 11, 2009 and February 24, 2011 grants of long-term restricted shares of common stock to senior executives vest in accordance with the minimum rules for long-term equity grants for companies participating in the U.S. Treasury’s Troubled Asset Relief Program (TARP).  These rules require that the vesting of the stock be tied to repayment of the financial assistance, with a two year minimum vesting period.  The Company redeemed 100% of the TARP preferred stock on September 1, 2011.  Therefore, the Company re-evaluated the amortization schedule for both grants.  The total compensation expense associated with the December 11, 2009 grant was $398,000 and was being initially amortized over a four-year period at approximately $24,500 per quarter.  Due to the TARP repayment, the 2009 grant will now fully vest on December 11, 2011.  Accordingly, the Company accelerated the expense amortization by recording $74,500 in expense in the third quarter of 2011 and expects to record the remaining expense of $174,000 in the fourth quarter of 2011.  The total compensation expense associated with the February 24, 2011 grant was $105,500 and was being initially amortized over a three-year period at approximately $8,800 per quarter.  Due to the TARP repayment, the 2011 grant will fully vest on February 24, 2013.  Accordingly, the Company accelerated the expense amortization by recording $10,400 in expense in the third quarter of 2011.  Thereafter the Company expects to expense $13,700 in each quarter until 2013.  See Note 15 for further information related to the Company’s participation in the TARP.

Under the terms of the Predecessor Plans and the First Bancorp 2007 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years.  The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).

At September 30, 2011, there were 635,309 options outstanding related to the three First Bancorp plans, with exercise prices ranging from $14.35 to $22.12.  At September 30, 2011, there were 927,478 shares remaining available for grant under the First Bancorp 2007 Equity Plan.  The Company also has a stock option plan as a result of a corporate acquisition.  At September 30, 2011, there were 4,788 stock options outstanding in connection with the acquired plan, with option prices ranging from $10.66 to $15.22.

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

Index

The Company’s equity grants for the nine months ended September 30, 2011 were the issuance of 1) 7,259 shares of long-term restricted stock to certain senior executives on February 24, 2011, at a fair market value of $14.54 per share, which was the closing price of the Company’s common stock on that date, and 2) 21,210 shares of common stock to non-employee directors on June 1, 2011 (1,414 shares per director), at a fair market value of $11.39 per share, which was the closing price of the Company’s common stock on that date.

The Company’s only equity grants for the nine months ended September 30, 2010 were the issuance of 15,585 shares of common stock to non-employee directors on June 1, 2010 (1,039 shares per director).  The fair market value of the Company’s common stock on the grant date was $15.51 per share, which was the closing price of the Company’s common stock on that date.

The Company recorded total stock-based compensation expense of $643,000 and $541,000 for the nine-month periods ended September 30, 2011 and 2010, respectively.  Stock-based compensation expense is recorded as “salaries expense” in the Consolidated Statements of Income and as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows.  The Company recognized no income tax benefits in the income statement related to stock-based compensation for the nine-month period ended September 30, 2011 and approximately $36,000 in income tax benefits for the same period in 2010.

At September 30, 2011, the Company had $9,000 of unrecognized compensation costs related to unvested stock options that have vesting requirements based solely on service conditions.  The cost is expected to be amortized over a weighted-average life of 1.6 years, with $1,500 being expensed in 2011, $6,000 being expensed in 2012, and $1,000 being expensed in 2013.

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

Index

     The following table presents information regarding the activity for the first nine months of 2011 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at December 31, 2010	642,413	$18.11

Granted	–	–
Exercised	(2,300)	13.30		$6,949
Forfeited	–	–
Expired	–	–

Outstanding at September 30, 2011	640,113	$18.13	3.1	$0

Exercisable at September 30, 2011	567,167	$18.32	2.6	$0

The Company received $30,000 and $171,000 as a result of stock option exercises during the nine months ended September 30, 2011 and 2010, respectively.  The Company recorded $0 and $36,000 in tax benefits from the exercise of nonqualified stock options during the nine months ended September 30, 2011 and 2010, respectively.

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

The following table presents information regarding the activity during 2011 related to the Company’s outstanding performance units and restricted stock:

	Nonvested Performance Units		Long-Term Restricted Stock
Nine months ended September 30, 2011	Number of Units	Weighted- Average Grant-Date Fair Value	Number of Units	Weighted- Average Grant-Date Fair Value
Nonvested at the beginning of the period	27,113	$16.53	29,267	$13.59
Granted during the period	–	–	7,259	14.54
Vested during the period	–	–	–	–
Forfeited or expired during the period	–	–	–	–
Nonvested at end of period	27,113	$16.53	36,526	$13.78

Index

Note 6 – Earnings Per Common Share

Basic earnings per common share were computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding.  Diluted earnings per common share includes the potentially dilutive effects of the Company’s equity plans and the warrant issued to the U.S. Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program – see Note 15 for additional information.  The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per common share:

	For the Three Months Ended September 30,
	2011			2010
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income (loss) available to common shareholders	$(732)	16,875,918	$(0.04)	$2,821	16,779,554	$0.17

Effect of Dilutive Securities	-	27,113		-	27,581

Diluted EPS per common share	$(732)	16,903,031	$(0.04)	$2,821	16,807,135	$0.17

	For the Nine Months Ended September 30,
	2011			2010
($ in thousands except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$7,286	16,843,716	$0.43	$9,147	16,754,678	$0.55

Effect of Dilutive Securities	-	27,294		-	29,354

Diluted EPS per common share	$7,286	16,871,010	$0.43	$9,147	16,784,032	$0.54

For both the three and nine month periods ended September 30, 2011, there were 545,347 and 542,916 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period.  For the three and nine months ended September 30, 2010, there were 636,252 and 609,252 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period.  In addition, the warrant for 616,308 shares issued to the U.S. Treasury (see Note 15) was antidilutive for the three and nine months ended September 30, 2011 and 2010.  Antidilutive options and warrants have been omitted from the calculation of diluted earnings per common share for the respective periods.

Index

Note 7 – Securities

The book values and approximate fair values of investment securities at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011				December 31, 2010
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$19,512	19,734	222	−	43,432	43,273	214	(373)
Mortgage-backed securities	111,130	115,037	4,446	(539)	104,660	107,460	3,270	(470)
Corporate bonds	13,191	12,806	240	(625)	15,754	15,330	35	(459)
Equity securities	11,988	12,293	343	(38)	14,858	15,119	301	(40)
Total available for sale	$155,821	159,870	5,251	(1,202)	178,704	181,182	3,820	(1,342)

Securities held to maturity:
State and local governments	$57,533	61,512	3,980	(1)	54,011	53,305	517	(1,223)
Other	−	−	−	−	7	7	−	−
Total held to maturity	$57,533	61,512	3,980	(1)	54,018	53,312	517	(1,223)

Included in mortgage-backed securities at September 30, 2011 were collateralized mortgage obligations with an amortized cost of $1,779,000 and a fair value of $1,844,000.  Included in mortgage-backed securities at December 31, 2010 were collateralized mortgage obligations with an amortized cost of $2,644,000 and a fair value of $2,740,000.

The Company owned Federal Home Loan Bank stock with a cost and fair value of $11,894,000 and $14,759,000 at September 30, 2011 and December 31, 2010, respectively, which is included in equity securities above and serves as part of the collateral for the Company’s line of credit with the Federal Home Loan Bank.  The investment in this stock is a requirement for membership in the Federal Home Loan Bank system.

The following table presents information regarding securities with unrealized losses at September 30, 2011:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months			Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value		Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$	−	−	−	−	−	−
Mortgage-backed securities		39,132	539	−	−	39,132	539
Corporate bonds		5,575	474	2,146	151	7,721	625
Equity securities		11	2	24	36	35	38
State and local governments		284	1	−	−	284	1
Total temporarily impaired securities		$45,002	1,016	2,170	187	47,172	1,203

Index

The following table presents information regarding securities with unrealized losses at December 31, 2010:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$18,607	373	–	–	18,607	373
Mortgage-backed securities	21,741	470	–	–	21,741	470
Corporate bonds	7,548	55	2,900	404	10,448	459
Equity securities	3	1	29	39	32	40
State and local governments	35,289	1,223	–	–	35,289	1,223
Total temporarily impaired securities	$83,188	2,122	2,929	443	86,117	2,565

In the above tables, all of the non-equity securities that were in an unrealized loss position at September 30, 2011 and December 31, 2010 are bonds that the Company has determined are in a loss position due to interest rate factors, the overall economic downturn in the financial sector, and the broader economy in general.  The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.  The Company has also concluded that each of the equity securities in an unrealized loss position at September 30, 2011 and December 31, 2010 was in such a position due to temporary fluctuations in the market prices of the securities.  The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The aggregate carrying amount of cost-method investments was $11,894,000 and $14,766,000 at September 30, 2011 and December 31, 2010, respectively, which included the Federal Home Loan Bank stock discussed above.  The Company determined that none of its cost-method investments were impaired at either period end.

The book values and approximate fair values of investment securities at September 30, 2011, by contractual maturity, are summarized in the table below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$ −	−	626	633
Due after one year but within five years	22,508	22,849	1,575	1,665
Due after five years but within ten years	−	−	22,877	24,677
Due after ten years	10,195	9,691	32,455	34,537
Mortgage-backed securities	111,130	115,037	−	−
Total debt securities	143,833	147,577	57,533	61,512

Equity securities	11,988	12,293	−	−
Total securities	$155,821	159,870	57,533	61,512

At September 30, 2011 and December 31, 2010, investment securities with book values of $90,399,000 and $75,654,000, respectively, were pledged as collateral for public and private deposits and securities sold under agreements to repurchase.

There were $2,510,000 in sales of securities during the nine months ended September 30, 2011, which resulted in a net gain of $8,000.  There were no securities sales during the first nine months of 2010.  During the nine months ended September 30, 2011, the Company recorded a net loss of $5,000 related to write-downs of the Company’s equity portfolio and recorded a net gain of $71,000 related to the call of several securities.  During the nine months ended September 30, 2010, the Company recorded a gain of $25,000 related to the call of several municipal securities.

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

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	September 30, 2011		December 31, 2010		September 30, 2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$161,300	7%	155,016	6%	160,824	7%
Real estate – construction, land development & other land loans	370,735	15%	437,700	18%	473,446	19%
Real estate – mortgage – residential (1-4 family) first mortgages	803,688	33%	802,658	33%	810,794	32%
Real estate – mortgage – home equity loans / lines of credit	258,653	11%	263,529	11%	266,608	11%
Real estate – mortgage – commercial and other	756,568	31%	710,337	29%	713,794	28%
Installment loans to individuals	80,309	3%	83,919	3%	83,846	3%
Subtotal	2,431,253	100%	2,453,159	100%	2,509,312	100%
Unamortized net deferred loan costs	1,295		973		862
Total loans	$2,432,548		2,454,132		2,510,174

As of September 30, 2011, December 31, 2010 and September 30, 2010, net loans include unamortized premiums of $1,065,000, $687,000, and $736,000, respectively, related to acquired loans.

Index

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	September 30, 2011		December 31, 2010		September 30, 2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$150,252	7%	150,545	7%	155,498	7%
Real estate – construction, land development & other land loans	298,650	14%	344,939	17%	370,805	18%
Real estate – mortgage – residential (1-4 family) first mortgages	637,129	31%	622,353	30%	615,681	29%
Real estate – mortgage – home equity loans / lines of credit	236,578	12%	246,418	12%	243,092	12%
Real estate – mortgage – commercial and other	656,035	32%	636,197	30%	629,316	30%
Installment loans to individuals	78,785	4%	81,579	4%	81,185	4%
Subtotal	2,057,429	100%	2,082,031	100%	2,095,577	100%
Unamortized net deferred loan costs	1,295		973		862
Total non-covered loans	$2,058,724		2,083,004		2,096,439

The carrying amount of the covered loans at September 30, 2011 consisted of impaired and nonimpaired purchased loans, as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans – Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$101	637	10,947	22,348	11,048	22,985
Real estate – construction, land development & other land loans	3,866	11,196	68,219	115,021	72,085	126,217
Real estate – mortgage – residential (1-4 family) first mortgages	1,227	2,695	165,332	201,303	166,559	203,998
Real estate – mortgage – home equity loans / lines of credit	130	578	21,945	29,603	22,075	30,181
Real estate – mortgage – commercial and other	3,708	5,539	96,825	123,981	100,533	129,520
Installment loans to individuals	5	7	1,519	1,733	1,524	1,740
Total	$9,037	20,652	364,787	493,989	373,824	514,641

Index

The carrying amount of the covered loans at December 31, 2010 consisted of impaired and nonimpaired purchased loans, as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value		Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans – Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$	−	−	4,471	5,272	4,471	5,272
Real estate – construction, land development & other land loans		1,898	3,328	90,863	147,615	92,761	150,943
Real estate – mortgage – residential (1-4 family) first mortgages		−	−	180,305	212,826	180,305	212,826
Real estate – mortgage – home equity loans / lines of credit		−	−	17,111	20,332	17,111	20,332
Real estate – mortgage – commercial and other		2,709	3,594	71,431	93,490	74,140	97,084
Installment loans to individuals		−	−	2,340	2,595	2,340	2,595
Total		$4,607	6,922	366,521	482,130	371,128	489,052

The following table presents information regarding covered purchased nonimpaired loans since December 31, 2009.  The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond.

($ in thousands)
Carrying amount of nonimpaired covered loans at December 31, 2009	$485,572
Principal repayments	(43,801)
Transfers to foreclosed real estate	(75,121)
Loan charge-offs	(7,736)
Accretion of loan discount	7,607
Carrying amount of nonimpaired covered loans at December 31, 2010	366,521
Additions due to acquisition of The Bank of Asheville (at fair value)	84,623
Principal repayments	(33,385)
Transfers to foreclosed real estate	(47,795)
Loan charge-offs	(15,045)
Accretion of loan discount	9,868
Carrying amount of nonimpaired covered loans at September 30, 2011	$364,787

As reflected in the table above, the Company accreted $9,868,000 of the loan discount on purchased nonimpaired loans into interest income during the first nine months of 2011.

The following table presents information regarding all purchased impaired loans since December 31, 2009, substantially all of which are covered loans.  The Company has applied the cost recovery method to all purchased impaired loans at their respective acquisition dates due to the uncertainty as to the timing of expected cash flows, as reflected in the following table.

Index

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
Balance at December 31, 2009	$39,293	3,242	36,051
Change due to payments received	(685)	2	(687)
Transfer to foreclosed real estate	(27,569)	(225)	(27,344)
Change due to loan charge-off	(3,149)	(625)	(2,524)
Other	190	(65)	255
Balance at December 31, 2010	$8,080	2,329	5,751
Additions due to acquisition of The Bank of Asheville	38,452	20,807	17,645
Change due to payments received	(1,049)	(358)	(691)
Transfer to foreclosed real estate	(19,881)	(9,308)	(10,573)
Change due to loan charge-off	(4,367)	(1,709)	(2,658)
Other	709	224	485
Balance at September 30, 2011	$21,944	11,985	9,959

Each of the purchased impaired loans is on nonaccrual status and considered to be impaired.  Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal.  Thus, there is no accretable yield associated with the above loans.  During the nine months ended September 30, 2011 and 2010, the Company received $717,000 and $67,000 in payments that exceeded the initial carrying amount of the purchased impaired loans, which is included in the loan discount accretion amount discussed previously.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, and other real estate.  Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	September 30, 2011	December 31, 2010	September 30, 2010

Non-covered nonperforming assets
Nonaccrual loans	$75,013	62,326	80,318
Restructured loans – accruing	11,257	33,677	20,447
Accruing loans > 90 days past due	-	-	–
Total non-covered nonperforming loans	86,270	96,003	100,765
Other real estate	32,673	21,081	17,475
Total non-covered nonperforming assets	$118,943	117,084	118,240

Covered nonperforming assets
Nonaccrual loans (1)	$36,536	58,466	75,116
Restructured loans – accruing	16,912	14,359	4,160
Accruing loans > 90 days past due	-	-	–
Total covered nonperforming loans	53,448	72,825	79,276
Other real estate	104,785	94,891	101,389
Total covered nonperforming assets	$158,233	167,716	180,665

Total nonperforming assets	$277,176	284,800	298,905

(1)  At September 30, 2011, December 31, 2010, and September 30, 2010, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $65.0 million, $86.2 million, and $103.9 million, respectively.

Index

The following table presents information related to the Company’s impaired loans.

($ in thousands)	As of /for the nine months ended September 30, 2011	As of /for the year ended December 31, 2010	As of /for the nine months ended September 30, 2010
Impaired loans at period end
Non-covered	$86,270	96,003	100,765
Covered	53,448	72,825	79,276
Total impaired loans at period end	$139,718	168,828	180,041

Average amount of impaired loans for period
Non-covered	$89,957	89,751	85,126
Covered	65,189	95,373	99,391
Average amount of impaired loans for period – total	$155,146	185,124	184,517

Allowance for loan losses related to impaired loans at period end
Non-covered	$5,429	7,613	15,767
Covered	2,287	11,155	−
Allowance for loan losses related to impaired loans - total	$7,716	18,768	15,767

Amount of impaired loans with no related allowance at period end
Non-covered	$35,897	42,874	24,473
Covered	43,918	49,991	79,276
Total impaired loans with no related allowance at period end	$79,815	92,865	103,749

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

The following table presents the Company’s nonaccrual loans as of September 30, 2011.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$88	22	110
Commercial – secured	2,216	−	2,216
Secured by inventory and accounts receivable	350	147	497

Real estate – construction, land development & other land loans	26,710	19,091	45,801

Real estate – residential, farmland and multi-family	25,656	11,421	37,077

Real estate – home equity lines of credit	2,825	1,182	4,007

Real estate – commercial	14,563	4,447	19,010

Consumer	2,605	226	2,831
Total	$75,013	36,536	111,549

Index

The following table presents the Company’s nonaccrual loans as of December 31, 2010.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial – unsecured	$64	160	224
Commercial – secured	1,566	3	1,569
Secured by inventory and accounts receivable	802	−	802

Real estate – construction, land development & other land loans	22,654	30,847	53,501

Real estate – residential, farmland and multi-family	27,055	19,716	46,771

Real estate – home equity lines of credit	2,201	685	2,886

Real estate – commercial	7,461	7,039	14,500

Consumer	523	16	539
Total	$62,326	58,466	120,792

The following table presents an analysis of the payment status of the Company’s loans as of September 30, 2011.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$72	488	88	40,360	41,008
Commercial - secured	1,159	542	2,216	102,414	106,331
Secured by inventory and accounts receivable	69	5	350	21,782	22,206

Real estate – construction, land development & other land loans	988	906	26,710	225,757	254,361

Real estate – residential, farmland, and multi-family	7,410	2,881	25,656	749,465	785,412

Real estate – home equity lines of credit	2,257	466	2,825	206,451	211,999

Real estate - commercial	1,183	735	14,563	559,978	576,459

Consumer	614	171	2,605	56,263	59,653
Total non-covered	$13,752	6,194	75,013	1,962,470	2,057,429
Unamortized net deferred loan costs					1,295
Total non-covered loans					$2,058,724

Covered loans	$7,191	3,242	36,536	326,855	373,824

Total loans	$20,943	9,436	111,549	2,289,325	2,432,548

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at September 30, 2011.

Index

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2010.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$225	92	64	41,564	41,945
Commercial - secured	1,165	195	1,566	102,657	105,583
Secured by inventory and accounts receivable	100	−	802	21,369	22,271

Real estate – construction, land development & other land loans	2,951	7,022	22,654	270,892	303,519

Real estate – residential, farmland, and multi-family	10,290	2,942	27,055	726,456	766,743

Real estate – home equity lines of credit	496	253	2,201	213,984	216,934

Real estate - commercial	2,581	1,193	7,461	552,020	563,255

Consumer	595	297	523	60,366	61,781
Total non-covered	$18,403	11,994	62,326	1,989,308	2,082,031
Unamortized net deferred loan costs					973
Total non-covered loans					$2,083,004

Total covered loans	$6,713	4,127	58,466	301,822	371,128

Total loans	$25,116	16,121	120,792	2,291,130	2,454,132

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2010.

Index

The following table presents the activity in the allowance for loan losses for non-covered loans for the three and nine months ended September 30, 2011.

($ in thousands)	Commercial, Financial, and Agricultural		Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the three months ended September 30, 2011

Beginning balance		$3,905	11,790	12,084	1,849	2,859	1,960	18	34,465
Charge-offs		(102)	(3,937)	(1,349)	(189)	(1,149)	(173)	(179)	(7,078)
Recoveries		15	220	286	10	5	9	24	569
Provisions		161	3,215	1,456	97	1,303	78	131	6,441
Ending balance		$3,979	11,288	12,477	1,767	3,018	1,874	(6)	34,397

As of and for the nine months ended September 30, 2011

Beginning balance		$4,731	12,520	11,283	3,634	3,972	1,961	174	38,275
Charge-offs		(1,998)	(13,519)	(6,945)	(953)	(2,529)	(533)	(415)	(26,892)
Recoveries		51	471	579	53	33	112	97	1,396
Provisions		1,195	11,816	7,560	(967)	1,542	334	138	21,618
Ending balance		$3,979	11,288	12,477	1,767	3,018	1,874	(6)	34,397

Ending balances as of September 30, 2011: Allowance for loan losses

Individually evaluated for impairment		$145	655	49	−	25	−	−	874

Collectively evaluated for impairment		$3,834	10,633	12,428	1,767	2,993	1,874	(6)	33,523

Loans acquired with deteriorated credit quality	$	−	−	−	−	−	−	−	−

Loans receivable as of September 30, 2011:

Ending balance – total		$169,545	254,361	785,412	211,999	576,459	59,653	−	2,057,429

Ending balances as of September 30, 2011: Loans

Individually evaluated for impairment		$2,377	39,651	12,940	528	30,833	17	−	86,346

Collectively evaluated for impairment		$167,168	214,710	772,472	211,471	545,626	59,636	−	1,971,083

Loans acquired with deteriorated credit quality	$	−	922	−	−	−	−	−	922

Index

he following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2010.

($ in thousands)	Commercial, Financial, and Agricultural		Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi- family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo -cated	Total

As of and for the year ended December 31, 2010

Beginning balance		$4,992	9,286	10,779	3,228	6,839	1,610	609	37,343
Charge-offs		(4,691)	(15,721)	(6,962)	(2,490)	(2,354)	(1,587)	−	(33,805)
Recoveries		145	130	548	59	38	171	−	1,091
Provisions		4,285	18,825	6,918	2,837	(551)	1,767	(435)	33,646
Ending balance		$4,731	12,520	11,283	3,634	3,972	1,961	174	38,275

Ending balances as of December 31, 2010: Allowance for loan losses

Individually evaluated for impairment		$867	3,740	1,070	269	611	−	−	6,557

Collectively evaluated for impairment		$3,864	8,780	10,213	3,365	3,361	1,961	174	31,718

Loans acquired with deteriorated credit quality	$	−	−	−	−	−	−	−	−

Loans receivable as of December 31, 2010:

Ending balance – total		$169,799	303,519	766,743	216,934	563,255	61,781	−	2,082,031

Ending balances as of December 31, 2010: Loans

Individually evaluated for impairment		$3,487	64,549	15,786	1,223	25,213	28	−	110,286

Collectively evaluated for impairment		$166,312	238,970	750,957	215,711	538,042	61,753	−	1,971,745

Loans acquired with deteriorated credit quality	$	−	1,144	−	−	−	−	−	1,144

Index

The following table presents the activity in the allowance for loan losses for covered loans for the three and nine months ended September 30, 2011.

($ in thousands)	Covered Loans

As of and for the three months ended September 30, 2011

Beginning balance	$5,540
Charge-offs	(4,988)
Recoveries	−
Provisions	2,705
Ending balance	$3,257

As of and for the nine months ended September 30, 2011

Beginning balance	$11,155
Charge-offs	(17,703)
Recoveries	−
Provisions	9,805
Ending balance	$3,257

Ending balances as of September 30, 2011: Allowance for loan losses

Individually evaluated for impairment	$3,257

Collectively evaluated for impairment	−

Loans acquired with deteriorated credit quality	−

Loans receivable as of September 30, 2011:

Ending balance – total	$373,824

Ending balances as of September 30, 2011: Loans

Individually evaluated for impairment	$33,163

Collectively evaluated for impairment	340,661

Loans acquired with deteriorated credit quality	9,037

Index

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2010.

($ in thousands)	Covered Loans

As of and for the year ended December 31, 2010

Beginning balance	$	−
Charge-offs		(9,761)
Recoveries		−
Provisions		20,916
Ending balance		$11,155

Ending balances as of December 31, 2010: Allowance for loan losses

Individually evaluated for impairment		$11,155

Collectively evaluated for impairment		−

Loans acquired with deteriorated credit quality		−

Loans receivable as of December 31, 2010:

Ending balance – total		$371,128

Ending balances as of December 31, 2010: Loans

Individually evaluated for impairment		$72,690

Collectively evaluated for impairment		298,438

Loans acquired with deteriorated credit quality		4,607

Index

The following table presents the Company’s impaired loans as of September 30, 2011.

($ in thousands)	Recorded Investment		Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans:
With no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$	−	−	−	−
Commercial - secured		266	333	−	556
Secured by inventory and accounts receivable		62	538	−	149

Real estate – construction, land development & other land loans		14,037	20,423	−	18,569

Real estate – residential, farmland, and multi-family		6,787	9,090	−	5,737

Real estate – home equity lines of credit		47	300	−	87

Real estate – commercial		14,686	16,513	−	12,500

Consumer		12	39	−	16
Total non-covered impaired loans with no allowance		$35,897	47,236	−	37,614

Total covered impaired loans with no allowance		$43,918	75,366	−	50,362

Total impaired loans with no allowance recorded		$79,815	122,602	−	87,976

Non-covered loans:
With an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured		$88	88	15	170
Commercial - secured		1,950	1,952	413	1,311
Secured by inventory and accounts receivable		288	288	87	349

Real estate – construction, land development & other land loans		15,462	18,597	2,345	17,138

Real estate – residential, farmland, and multi-family		21,351	22,226	1,883	21,993

Real estate – home equity lines of credit		2,778	2,799	106	2,401

Real estate – commercial		5,861	6,159	132	6,760

Consumer		2,595	2,596	448	2,222
Total non-covered impaired loans with allowance		$50,373	54,705	5,429	52,344

Total covered impaired loans with allowance		$9,530	15,129	2,287	14,827

Total impaired loans with an allowance recorded		$59,903	69,834	7,716	67,171

Interest income recorded on non-covered and covered impaired loans during the three and nine months ended September 30, 2011 is considered insignificant.

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

Special Mention:
5	Existing loans with major exceptions that cannot be mitigated.
Classified:
6	Loans that have a well-defined weakness that may jeopardize the liquidation of the debt if deficiencies are not corrected.
7	Loans that have a well-defined weakness that make the collection or liquidation improbable.
8	Loans that are considered uncollectible and are in the process of being charged-off.

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of September 30, 2011.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$12,802	26,856	−	272	1,078	41,008
Commercial - secured	34,569	63,620	1,402	1,966	4,774	106,331
Secured by inventory and accounts receivable	4,421	15,800	96	1,280	609	22,206

Real estate – construction, land development & other land loans	39,900	158,572	5,008	11,118	39,763	254,361

Real estate – residential, farmland, and multi-family	260,911	445,393	8,769	17,314	53,025	785,412

Real estate – home equity lines of credit	134,160	68,408	2,558	2,664	4,209	211,999

Real estate - commercial	149,336	352,647	31,627	12,997	29,852	576,459

Consumer	31,923	24,006	72	91	3,561	59,653
Total	$668,022	1,155,302	49,532	47,702	136,871	2,057,429
Unamortized net deferred loan costs						1,295
Total non-covered loans						$2,058,724

Total covered loans	$71,351	163,177	−	15,770	123,526	373,824

Total loans	$739,373	1,318,479	49,532	63,472	260,397	2,432,548

Index

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2010.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial – unsecured	$14,850	25,992	−	332	771	41,945
Commercial – secured	40,995	55,918	2,100	2,774	3,796	105,583
Secured by inventory and accounts receivable	6,364	14,165	−	873	869	22,271

Real estate – construction, land development & other land loans	66,321	162,147	7,649	14,068	53,334	303,519

Real estate – residential, farmland, and multi-family	302,667	376,187	15,941	22,436	49,512	766,743

Real estate – home equity lines of credit	137,674	68,876	3,001	3,060	4,323	216,934

Real estate – commercial	190,284	301,828	33,706	12,141	25,296	563,255

Consumer	34,600	24,783	140	408	1,850	61,781
Total	$793,755	1,029,896	62,537	56,092	139,751	2,082,031
Unamortized net deferred loan costs						973
Total non-covered loans						$2,083,004

Total covered loans	$38,276	187,526	−	7,579	137,747	371,128

Total loans	$832,031	1,217,422	62,537	63,671	277,498	2,454,132

Troubled Debt Restructurings

     The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.

     The vast majority of the Company’s troubled debt restructurings modified during the three and nine month periods ended September 30, 2011 related to interest rate reductions combined with restructured amortization schedules.  The Company does not grant principal forgiveness.

     All loans classified as troubled debt restructurings are considered to be impaired and are evaluated as such for determination of the allowance for loan losses.  The Company’s troubled debt restructurings can be classified as either non-accrual or accruing based on the loan’s payment status.  The troubled debt restructurings that are non-accrual are reported within the non-accrual loan totals presented previously.

Index

     The following table presents information related to loans modified in a troubled debt restructuring during the three and nine months ended September 30, 2011.

	For the three months ended September 30, 2011		For the nine months ended September 30, 2011
	Number of Contracts	Outstanding Recorded Investment (as of period end)	Number of Contracts	Outstanding Recorded Investment (as of period end)
Non-covered TDRs – Accruing
Real estate – construction, land development & other land loans	1	$42	1	$42

Real estate – residential, farmland, and multi-family	1	735	5	1,645

Real estate - commercial	−	−	2	1,259

Non-covered TDRs - Nonaccrual
Real estate – construction, land development & other land loans	−	−	1	357

Real estate – residential, farmland, and multi-family	1	262	2	378

Real estate - commercial	−	−	4	1,408

Total non-covered TDRs arising during period	3	$1,039	15	$5,089

Total covered TDRs arising during period– Accruing	16	$1,229	36	$4,755
Total covered TDRs arising during period – Nonaccrual	6	635	8	1,472

Total TDRs arising during period	25	$2,903	59	$11,316

     Accruing loans that defaulted during the three and nine months ended September 30, 2011 are presented in the table below.  The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status, or has been transferred to other real estate owned.

	For the three months ended September 30, 2011		For the nine months ended September 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Non-covered accruing TDRs that subsequently defaulted
Real estate – construction, land development & other land loans	1	$3,320	7	$13,162

Real estate – residential, farmland, and multi-family	2	124	5	1,281

Real estate - commercial	1	254	10	7,005

Total non-covered TDRs that subsequently defaulted	4	$3,698	22	$21,448

Total accruing covered TDRs that subsequently defaulted	6	$2,650	31	$13,082

Total accruing TDRs that subsequently defaulted	10	$6,348	53	$34,530

Index

Note 9 – Deferred Loan Costs

The amount of loans shown on the Consolidated Balance Sheets includes net deferred loan costs of approximately $1,295,000, $973,000, and $862,000 at September 30, 2011, December 31, 2010, and September 30, 2010, respectively.

Note 10 – FDIC Indemnification Asset

The FDIC indemnification asset is the estimated amount that the Company will receive from the FDIC under loss share agreements associated with two FDIC-assisted failed bank acquisitions.  See page 40 of the Company’s 2010 Form 10-K for a detailed explanation of this asset.

The FDIC indemnification asset was comprised of the following components as of the dates shown:

($ in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Receivable related to claims submitted, not yet received	$13,802	30,201	8,129
Receivable related to future claims on loans	90,258	86,966	81,643
Receivable related to future claims on other real estate owned	16,890	6,552	3,353
FDIC indemnification asset	$120,950	123,719	93,125

The following presents a rollforward of the FDIC indemnification asset since December 31, 2010.

($ in thousands)

Balance at December 31, 2010	$123,719
Increase related to Bank of Asheville acquisition	42,218
Increase related to unfavorable change in loss estimates	17,998
Increase related to reimbursable expenses	4,258
Cash received	(59,411)
Accretion of loan discount	(7,894)
Other	62
Balance at September 30, 2011	$120,950

Index

Note 11 – Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets as of September 30, 2011, December 31, 2010, and September 30, 2010 and the carrying amount of unamortized intangible assets as of those same dates.  In 2011, the Company recorded a core deposit premium intangible of $277,000 in connection with the acquisition of The Bank of Asheville, which is being amortized on a straight-line basis over the estimated life of the related deposits of seven years.

	September 30, 2011		December 31, 2010		September 30, 2010
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$678	343	678	298	678	282
Core deposit premiums	7,867	4,079	7,590	3,447	7,590	3,244
Total	$8,545	4,422	8,268	3,745	8,268	3,526

Unamortizable intangible assets:
Goodwill	$65,835		65,835		65,835

Amortization expense totaled $226,000 and $219,000 for the three months ended September 30, 2011 and 2010, respectively.  Amortization expense totaled $676,000 and $654,000 for the nine months ended September 30, 2011 and 2010, respectively.

The following table presents the estimated amortization expense for the last quarter of calendar year 2011 and for each of the four calendar years ending December 31, 2015 and the estimated amount amortizable thereafter.  These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
October 1 to December 31, 2011	$226
2012	892
2013	781
2014	678
2015	622
Thereafter	924
Total	$4,123

Index

Note 12 – Pension Plans

The Company sponsors two defined benefit pension plans – a qualified retirement plan (the “Pension Plan”) which is generally available to all employees hired prior to June 19, 2009, and a Supplemental Executive Retirement Plan (the “SERP”), which is for the benefit of certain senior management executives of the Company.

The Company recorded pension expense totaling $816,000 and $806,000 for the three months ended September 30, 2011 and 2010, respectively, related to the Pension Plan and the SERP.  The following table contains the components of the pension expense.

	For the Three Months Ended September 30,
	2011	2010	2011	2010	2011 Total	2010 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$478	454	99	70	577	524
Interest cost	432	410	102	98	534	508
Expected return on plan assets	(444)	(399)	─	–	(444)	(399)
Amortization of transition obligation	1	–	─	–	1	–
Amortization of net (gain)/loss	114	139	26	25	140	164
Amortization of prior service cost	3	4	5	5	8	9
Net periodic pension cost	$584	608	232	198	816	806

The Company recorded pension expense totaling $2,496,000 and $2,372,000 for the nine months ended September 30, 2011 and 2010, respectively, related to the Pension Plan and the SERP.  The following table contains the components of the pension expense.

	For the Nine Months Ended September 30,
	2011	2010	2011	2010	2011 Total	2010 Total
($ in thousands)	Pension Plan	Pension Plan	SERP	SERP	Both Plans	Both Plans
Service cost – benefits earned during the period	$1,434	1,302	345	306	1,779	1,608
Interest cost	1,296	1,166	306	283	1,602	1,449
Expected return on plan assets	(1,332)	(1,109)	─	–	(1,332)	(1,109)
Amortization of transition obligation	3	2	─	–	3	2
Amortization of net (gain)/loss	342	337	78	61	420	398
Amortization of prior service cost	9	10	15	14	24	24
Net periodic pension cost	$1,752	1,708	744	664	2,496	2,372

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes.  The contributions are invested to provide for benefits under the Pension Plan.  The Company contributed $2,500,000 to the Pension Plan in the third quarter of 2011 and does not expect any further contributions the remainder of the year.

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

Index

Note 13 – Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income.  Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards.  The components of accumulated other comprehensive income (loss) for the Company are as follows:

($ in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Unrealized gain (loss) on securities available for sale	$4,047	2,478	4,042
Deferred tax asset (liability)	(1,578)	(966)	(1,576)
Net unrealized gain (loss) on securities available for sale	2,469	1,512	2,466

Additional pension liability	(10,460)	(10,905)	(8,740)
Deferred tax asset	4,132	4,308	3,452
Net additional pension liability	(6,328)	(6,597)	(5,288)

Total accumulated other comprehensive income (loss)	$(3,859)	(5,085)	(2,822)

Note 14 – Fair Value

The carrying amounts and estimated fair values of financial instruments at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
($ in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	$75,772	75,772	56,821	56,821
Due from banks, interest-bearing	167,053	167,053	154,320	154,320
Federal funds sold	659	659	861	861
Securities available for sale	159,870	159,870	181,182	181,182
Securities held to maturity	57,533	61,512	54,018	53,312
Presold mortgages in process of settlement	3,823	3,823	3,962	3,962
Loans – non-covered, net of allowance	2,024,327	1,979,700	2,044,729	2,020,109
Loans – covered, net of allowance	370,567	370,567	359,973	359,973
FDIC indemnification asset	120,950	120,612	123,719	122,351
Accrued interest receivable	11,568	11,568	13,579	13,579

Deposits	2,729,404	2,733,835	2,652,513	2,657,214
Securities sold under agreements to repurchase	60,498	60,498	54,460	54,460
Borrowings	135,759	104,612	196,870	168,508
Accrued interest payable	1,938	1,938	2,082	2,082

Fair value methods and assumptions are set forth below for the Company’s financial instruments.

Cash and Due from Banks, Federal Funds Sold, Presold Mortgages in Process of Settlement, Accrued Interest Receivable, and Accrued Interest Payable - The carrying amounts approximate their fair value because of the short maturity of these financial instruments.

Index

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

Index

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at September 30, 2011.

($ in thousands)
Description of Financial Instruments	Fair Value at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$19,734	––	19,734	—
Mortgage-backed securities	115,037	––	115,037	––
Corporate bonds	12,806	––	12,806	––
Equity securities	12,293	337	11,956	––
Total available for sale securities	$159,870	337	159,533	––

Nonrecurring
Impaired loans – covered	$53,448	—	53,448	—
Impaired loans – non-covered	86,270	––	86,270	––
Other real estate – covered	104,785	—	104,785	—
Other real estate – non-covered	32,673	––	32,673	––

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

There were no transfers to or from Level 1 and 2 during the three or nine months ended September 30, 2011 or 2010.

For the nine months ended September 30, 2011, the increase in the fair value of securities available for sale was $1,646,000 which is included in other comprehensive income (net of tax expense of $642,000).  Fair value measurement methods at September 30, 2011 are consistent with those used in prior reporting periods.

Note 15 – Participation in the U.S. Treasury Capital Purchase Program and Small Business Lending Fund

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

     Under the terms of the stock purchase agreement, the Treasury received (i) 65,000 shares of fixed rate cumulative perpetual preferred stock with a liquidation value of $1,000 per share and (ii) a warrant to purchase 616,308 shares of the Company’s common stock, no par value, in exchange for $65 million.  As discussed below, the Company redeemed this preferred stock in the third quarter of 2011, but the warrant remains outstanding.

     The Series A preferred stock qualified as Tier 1 capital and pays cumulative dividends at a rate of 5% for the first five years, and 9% thereafter.

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

Index

The $4.6 million difference between the $65 million face value of the preferred stock and the $60.4 million allocated to it upon issuance was recorded as a discount on the preferred stock.  Until the Company redeemed the preferred stock in the third quarter of 2011 (discussed below), the $4.6 million discount was being accreted, using the effective interest method, as a reduction in net income available to common shareholders over a five-year period at approximately $0.8 million to $1.0 million per year.

On September 1, 2011, the Company redeemed the 65,000 shares of outstanding Series A preferred stock from the U.S. Treasury for a redemption price of $65,000,000, plus unpaid dividends.  The warrant for the common stock remains outstanding. The Company funded the majority of this transaction by simultaneously issuing Series B preferred stock under the Small Business Lending Fund (see below).

Due to the redemption of the preferred stock, the Company accreted the remaining discount of $2.5 million during the third quarter of 2011, which resulted in total discount accretion for the first nine months of 2011 of $2.9 million.  These accretion amounts compare to $0.2 million and $0.6 million recorded for the three and nine month periods in 2010, respectively.  Preferred stock discount accretion is deducted from net income in computing “Net income available to common shareholders.”

Small Business Lending Fund

On September 1, 2011, the Company completed the sale of $63.5 million of Series B preferred stock to the Secretary of the Treasury under the Small Business Lending Fund (SBLF).  The fund was established under the Small Business Jobs Act of 2010 that was created to encourage lending to small businesses by providing capital to qualified community banks with assets less than $10 billion.

Under the terms of the stock purchase agreement, the Treasury received 63,500 shares of non-cumulative perpetual preferred stock with a liquidation value of $1,000 per share, in exchange for $63.5 million.

The Series B preferred stock qualifies as Tier 1 capital.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the Series B preferred stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QBSL”.  The dividend rate for the initial dividend period (which ends September 30, 2011) is five percent (5%).  Based upon the increase in level of QBSL over the baseline level calculated under the terms of the related purchase agreement, the dividend rate for the second dividend period (which will end on December 31, 2011) is expected to be five percent (5%), subject to confirmation by Treasury.  For the third through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum based upon the increase in QBSL as compared to the baseline.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of QBSL compared to the baseline. After four and one half years from the issuance, the dividend rate will increase to nine percent (9%) (including a quarterly lending incentive fee of 0.5%).  Subject to regulatory approval, the Company is generally permitted to redeem the Series B preferred shares at par plus unpaid dividends.

Based on the Company’s QBSL at September 30, 2011, which increased during the quarter then ended, the Company expects its dividend rate to be approximately 4.8% for the fourth quarter of 2011.

There was no discount recorded related to the SBLF preferred stock (because no warrants were issued in connection with this preferred stock issuance), and therefore there will be no future amounts recorded for preferred stock discount accretion.

Index

Note 16 – Subsequent Event

     On October 21, 2011, the Company entered into a Branch Purchase and Assumption Agreement (“The Agreement”).  The Agreement, between the Company’s subsidiary, First Bank, and Waccamaw Bankshares, Inc., and its subsidiary, Waccamaw Bank, provides for First Bank to acquire eleven branches from Waccamaw Bank, which includes assuming all deposits, selected performing loans, and all premises and equipment.  Deposits total approximately $180 million and loans total approximately $98 million.

     The Agreement provides for the deposits to be purchased at the following premiums by account type, which was expected at the announcement date to result in a blended premium of approximately 1.5% of total deposits:
•	5.0% for noninterest demand deposit accounts
•	3.5% for negotiable order of withdrawal (“NOW”) accounts
•	3.0% for savings accounts
•	1.5% for money market accounts
•	0.0% for certificates of deposit

     The Agreement provides for loans to be purchased at par (the amount of principal outstanding and interest receivable) and for premises and equipment to be purchased at net book value.  Approximately $31 million of the $98 million in loans being acquired are subject to a provision in the Agreement allowing First Bank to put the loans back to Waccamaw Bank at par value for any reason within 20 months following the closing date of the transaction.  The Agreement, which is expected to close during the first quarter of 2012, is subject to regulatory approval and other customary conditions.

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

Index

We evaluated our goodwill for impairment as of September 30, 2011.  Based on this evaluation, we determined the fair value of our community banking operation was approximately $18.50 per common share, or 6% higher, than the $17.08 stated book value of our common stock at the date of valuation.  To assist us in computing the fair value of our community banking operation, we engaged a consulting firm who used eight valuation techniques as part of their analysis, which resulted in the conclusion of the $18.50 value.

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

RESULTS OF OPERATIONS

Overview

We reported a net loss available to common shareholders of $0.7 million, or ($0.04) per diluted common share, for the three months ended September 30, 2011 compared to net income available to common shareholders of $2.8 million, or $0.17 per diluted common share, for the same period in 2010.  The results for quarter ended September 30, 2011 were negatively impacted by $2.3 million of accelerated accretion of the discount remaining on the preferred stock that was redeemed during the quarter.  This stock was originally issued to the U.S. Treasury in January 2009 as part of the program known as TARP.  When this preferred stock was redeemed, the remaining discount that was recorded upon the issuance of the stock, which had been on a five year accretion schedule, was immediately accreted as a reduction to net income available to common shareholders.

Index

For the nine months ended September 30, 2011, net income available to common shareholders amounted to $7.3 million, or $0.43 per diluted common share, compared to $9.1 million, or $0.54 per diluted common share, for the nine months ended September 30, 2010.

Operating results for the nine month period ended September 30, 2011 were impacted by the discount accretion previously discussed, as well as a $10.2 million bargain purchase gain related to the acquisition of The Bank of Asheville in Asheville, North Carolina.  This gain resulted from the difference between the purchase price and the acquisition-date fair values of the acquired assets and liabilities.  The after-tax impact of this gain was $6.2 million, or $0.37 per diluted common share.  The Bank of Asheville was closed by regulatory authorities on January 21, 2011, and First Bank entered into a loss share purchase and assumption agreement on that date with the FDIC to purchase substantially all of its assets and liabilities.  At the time we assumed its operations, The Bank of Asheville operated through five branches in Asheville, North Carolina, and had total assets of $198 million, including $161 million in loans and $192 million in deposits.

Note Regarding Components of Earnings

In addition to the gain related to The Bank of Asheville acquisition, our results of operations are significantly affected by the on-going accounting for the two FDIC-assisted failed bank acquisitions that we have completed.  In the discussion below, the term “covered” is used to describe assets included as part of FDIC loss share agreements, which generally result in the FDIC reimbursing the Company for 80% of losses incurred on those assets.

For covered loans that deteriorate in terms of repayment expectations, we record immediate allowances through the provision for loan losses.  For covered loans that experience favorable changes in credit quality compared to what was expected at the acquisition date, including loans that pay off, we record positive adjustments to interest income over the life of the respective loan – also referred to as discount accretion. For foreclosed properties that are sold at gains or losses or that are written down to lower values, we record the gains/losses within noninterest income.

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

The adjustments noted above can result in volatility within individual income statement line items.  Because of the FDIC loss share agreements and the associated indemnification asset, pretax income resulting from amounts recorded as provisions for loan losses on covered loans, discount accretion, and losses from covered foreclosed properties is generally only impacted by 20% due to the corresponding adjustments made to the indemnification asset.

Net Interest Income and Net Interest Margin

Net interest income for the third quarter of 2011 amounted to $33.5 million, a 7.8% increase from the $31.1 million recorded in the third quarter of 2010.  Net interest income for the nine months ended September 30, 2011 amounted to $100.3 million, a 6.9% increase from the $93.8 million recorded in the comparable period of 2010.  The increases in net interest income have been due to higher net interest margins realized, which were partially offset by lower levels of average earning assets.

Our net interest margin (tax-equivalent net interest income divided by average earnings assets) in the third quarter of 2011 was 4.79%, a 49 basis point increase compared to the 4.30% margin realized in the third quarter of 2010.  For the nine month period ended September 30, 2011, our net interest margin was 4.77% compared to 4.27% for the same period in 2010.  The higher margins are primarily related to larger amounts of discount accretion on loans purchased in failed bank acquisitions, as well as lower overall funding costs.  Our cost of funds has steadily declined from 1.06% in the third quarter of 2010 to 0.78% in the third quarter of 2011.  As previously discussed, the amount of discount accretion is offset by a corresponding 80% reduction in indemnification asset income, and therefore the positive impact of the discount accretion on our pretax income is equal to 20% of the amount of the discount accretion.

Index

Provision for Loan Losses and Asset Quality

Our provisions for loan losses remain at elevated levels, primarily due to high unemployment rates and declining property values in our market area that negatively impact collateral dependent real estate loans.  Our provision for loan losses for non-covered loans amounted to $6.4 million in the third quarter of 2011 compared to $8.4 million in the third quarter of 2010.  For the nine months ended September 30, 2011, the provision for loan losses for non-covered loans was $21.6 million compared to $24.0 million for the comparable period of 2010.  The lower provisions for loan losses for non-covered loans in 2011 are primarily due to stabilization in overall loan quality and lower levels of non-covered nonperforming loans.

Our provisions for loan losses for covered loans amounted to $2.7 million and $9.8 million for the three and nine months ended September 30, 2011, whereas we did not record any provisions for loan losses on covered loans in the first nine months of 2010.  The 2011 provisions were necessary primarily due to declines in real estate values on collateral dependent loans.  As previously discussed, the provision for loan losses related to covered loans is offset by an 80% increase to the FDIC indemnification asset, which increases noninterest income.

Total non-covered nonperforming assets have remained fairly stable over the past five quarter ends, ranging from $117 million to $120 million, or approximately 4.2% of total non-covered assets.  Covered nonperforming assets have generally declined over that same period, amounting to $158 million at September 30, 2011 compared to $181 million at September 30, 2010.

Noninterest Income

Total noninterest income was $3.5 million in the third quarter of 2011 compared to $4.0 million for the third quarter of 2010.  For the nine months ended September 30, 2011 and 2010, we recorded noninterest income of $22.8 million and $14.2 million, respectively.  The significant increase in noninterest income for the nine month period comparison is primarily attributable to the aforementioned bargain purchase gain recorded in the first quarter of 2011 related to The Bank of Asheville transaction.

Noninterest Expenses

Noninterest expenses amounted to $24.0 million in the third quarter of 2011, a 15.7% increase over the $20.7 million recorded in the same period of 2010.  Noninterest expenses for the nine months ended September 30, 2011 amounted to $71.9 million, a 10.7% increase from the $64.9 million recorded in the first nine months of 2010.  The increases are primarily due to growth of our branch network and additional infrastructure necessary to manage growth and to address increasing compliance obligations and collection activities.

Balance Sheet and Capital

Total assets at September 30, 2011 amounted to $3.3 billion, a 1.7% decrease from a year earlier.  Total loans at September 30, 2011 amounted to $2.4 billion, a 3.1% decrease from a year earlier, and total deposits amounted to $2.7 billion at September 30, 2011, a 0.8% decrease from a year earlier.

Excluding acquisition growth, we have generally experienced declines in loans and deposits, which began with the onset of the economic slowdown.  Normal loan paydowns and loan foreclosures have exceeded new loan growth, which has provided the liquidity to lessen reliance on high cost deposits.   However, for the first time since this trend began, we experienced sequential quarterly growth in our non-covered loan portfolio during the third quarter 2011, which increased $18 million from June 30, 2011 to September 30, 2011.  We are actively pursuing lending opportunities in order to improve our asset yields, as well as to potentially decrease the dividend rate on our preferred stock, as discussed in the following paragraph.

Index

On September 1, 2011, we received an investment of $63.5 million in the Company’s preferred stock from the U.S. Treasury as part of our participation in the Small Business Lending Fund (SBLF).  Simultaneously, we redeemed the $65 million of shares of preferred stock issued to the Treasury in January 2009 under the Capital Purchase Program, a part of the Troubled Asset Relief Program (TARP).  The goal of the SBLF is to incentivize healthy banks to make loans to small businesses.  Only 36% of the banks in the nation that applied to participate in the SBLF were approved.    Depending on our success in making small business loans, the dividend rate on the preferred stock could be reduced from the current 5% to as low as 1% for several years.  Based on current loan levels, we expect to pay a rate of approximately 4.8% during the fourth quarter of 2011.  As previously discussed, the redemption of the TARP preferred stock resulted in an immediate acceleration of the remaining discount on the preferred stock that was recorded at the time of its issuance.  There was no discount recorded related to the SBLF preferred stock (because no warrants were issued in connection with this preferred stock issuance), and therefore there will be no future amounts recorded for preferred stock discount accretion.  See Note 15 to the consolidated financial statements for more information.

The Company remains well-capitalized by all regulatory standards, with a Total Risk-Based Capital Ratio of 16.91% compared to the 10.00% minimum to be considered well-capitalized.  The Company’s tangible common equity to tangible assets ratio was 6.75% at September 30, 2011, an increase of 20 basis points from a year earlier.

Our annualized return on average assets for the three and nine month periods ended September 30, 2011 was (0.09%) and 0.29%, respectively, compared to 0.34% and 0.37% for the comparable periods of 2010.  This ratio was calculated by dividing annualized net income available to common shareholders by average assets.

Our annualized return on average common equity for the three and nine month periods ended September 30, 2011 was (1.00%) and 3.38%, respectively, compared to 3.89% and 4.30% for comparable periods of 2010.  This ratio was calculated by dividing annualized net income available to common shareholders by average common equity.

Components of Earnings

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets.  Net interest income for the three month period ended September 30, 2011 amounted to $33,489,000, an increase of $2,418,000, or 7.8% from the $31,071,000 recorded in the third quarter of 2010.  Net interest income on a tax-equivalent basis for the three month period ended September 30, 2011 amounted to $33,878,000, an increase of $2,477,000, or 7.9% from the $31,401,000 recorded in the third quarter of 2010.  We believe that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest income amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods.

	Three Months Ended September 30,
($ in thousands)	2011	2010
Net interest income, as reported	$33,489	31,071
Tax-equivalent adjustment	389	330
Net interest income, tax-equivalent	$33,878	31,401

Index

Net interest income for the nine months ended September 30, 2011 amounted to $100,283,000, an increase of $6,499,000, or 6.9%, from the $93,784,000 recorded in the first nine months of 2010.  Net interest income on a tax-equivalent basis for the nine months ended September 30, 2011 amounted to $101,445,000, an increase of $6,705,000, or 7.1%, from the $94,740,000 recorded in the first nine months of 2010.

	Nine Months Ended September 30,
($ in thousands)	2011	2010
Net interest income, as reported	$100,283	93,784
Tax-equivalent adjustment	1,162	956
Net interest income, tax-equivalent	$101,445	94,740

There are two primary factors that cause changes in the amount of net interest income we record - 1) growth in loans and deposits, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For the three and nine months ended September 30, 2011, the increase in net interest income over the comparable periods in 2010 was due to a higher net interest margin, which was partially offset by a lower level of earning assets due to a contraction of our balance sheet over the past twelve months.

Our net interest margin in the third quarter of 2011 was 4.79%, a 49 basis point increase from the 4.30% realized in the third quarter of 2010.  For the nine month period ended September 30, 2011, our net interest margin was 4.77% compared to 4.27% for the same period in 2010.  There have been no changes in the interest rates set by the Federal Reserve since December 2008, and we have been able to lower rates on maturing time deposits that were originated in periods of higher rates.  Also, to a lesser degree, we have been able to progressively lower interest rates on various types of savings, NOW and money market accounts.  We have also experienced declines in our levels of higher cost deposit accounts, including internet deposits and large denomination time deposits.

Our net interest margin also benefitted from the net accretion of purchase accounting premiums/discounts associated with the Cooperative Bank acquisition in June 2009 and, to a lesser degree, the acquisition of Great Pee Dee Bancorp in April 2008 and the Bank of Asheville in January 2011.  For the nine months ended September 30, 2011 and 2010, we recorded $9,921,000 and $6,742,000, respectively, in net accretion of purchase accounting premiums/discounts that increased net interest income.  The table below presents the components of these purchase accounting premiums/discounts.

	For the Three Months Ended		For the Nine Months Ended
($ in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Interest income – reduced by premium amortization on loans	$(116)	(49)	(337)	(147)
Interest income – increased by accretion of loan discount (1)	3,339	1,231	9,868	4,374
Interest expense – reduced by premium amortization of deposits	96	296	279	2,211
Interest expense – reduced by premium amortization of borrowings	37	72	111	304
Impact on net interest income	$3,356	1,550	9,921	6,742

(1)
Beginning January 1, 2011, indemnification asset income is reduced by 80% of the amount of the accretion of loan discount, and therefore the net effect is that pretax income is positively impacted by 20% of the amounts in this line item.  Prior to January 1, 2011, accretion of the loan discount was reported net of the indemnification asset adjustment.  All other amounts in this table directly impact pretax income.

Index

The following tables present net interest income analysis on a tax-equivalent basis.

	For the Three Months Ended September 30,
	2011			2010
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,441,486	6.04%	$37,200	$2,529,356	5.79%	$36,897
Taxable securities	163,566	3.45%	1,421	147,215	3.68%	1,364
Non-taxable securities (2)	57,577	6.13%	889	49,261	5.99%	744
Short-term investments, principally federal funds	145,576	0.29%	107	168,828	0.32%	135
Total interest-earning assets	2,808,205	5.60%	39,617	2,894,660	5.36%	39,140

Cash and due from banks	74,797			59,914
Premises and equipment	69,413			54,054
Other assets	341,343			263,533
Total assets	$3,293,758			$3,272,161

Liabilities
NOW accounts	$364,140	0.20%	$183	$367,931	0.22%	$200
Money market accounts	504,851	0.55%	696	495,324	0.82%	1,029
Savings accounts	146,576	0.38%	141	158,109	0.78%	312
Time deposits >$100,000	757,213	1.30%	2,479	770,210	1.54%	2,991
Other time deposits	628,272	1.04%	1,651	693,422	1.55%	2,713
Total interest-bearing deposits	2,401,052	0.85%	5,150	2,484,996	1.16%	7,245
Securities sold under agreements to repurchase	54,657	0.33%	46	58,207	0.41%	60
Borrowings	137,164	1.57%	543	70,559	2.44%	434
Total interest-bearing liabilities	2,592,873	0.88%	5,739	2,613,762	1.17%	7,739

Non-interest-bearing deposits	323,366			292,362
Other liabilities	21,944			12,976
Shareholders’ equity	355,575			353,061
Total liabilities and shareholders’ equity	$3,293,758			$3,272,161

Net yield on interest-earning assets and net interest income		4.79%	$33,878		4.30%	$31,401
Interest rate spread		4.72%			4.19%

Average prime rate		3.25%			3.25%

(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2)
Includes tax-equivalent adjustments of $389,000 and $330,000 in 2011 and 2010, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax-exempt status.  This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Index

	For the Nine Months Ended September 30,
	2011			2010
($ in thousands)	Average Volume	Average Rate	Interest Earned or Paid	Average Volume	Average Rate	Interest Earned or Paid
Assets
Loans (1)	$2,471,804	6.08%	$112,471	$2,577,640	5.85%	$112,724
Taxable securities	177,798	3.25%	4,316	162,635	3.68%	4,473
Non-taxable securities (2)	57,369	6.20%	2,661	44,873	6.36%	2,133
Short-term investments, principally federal funds	134,050	0.30%	300	181,276	0.34%	463
Total interest-earning assets	2,841,021	5.64%	119,748	2,966,424	5.40%	119,793

Cash and due from banks	72,097			59,126
Premises and equipment	68,567			54,164
Other assets	340,877			263,509
Total assets	$3,322,562			$3,343,223

Liabilities
NOW accounts	$346,314	0.23%	$594	$345,417	0.25%	$656
Money market accounts	507,711	0.57%	2,161	512,524	0.90%	3,442
Savings accounts	153,310	0.52%	598	156,351	0.83%	971
Time deposits >$100,000	777,663	1.33%	7,744	800,834	1.61%	9,645
Other time deposits	656,074	1.14%	5,587	735,202	1.59%	8,762
Total interest-bearing deposits	2,441,072	0.91%	16,684	2,550,328	1.23%	23,476
Securities sold under agreements to repurchase	56,599	0.34%	144	57,637	0.57%	244
Borrowings	118,486	1.66%	1,475	84,605	2.11%	1,333
Total interest-bearing liabilities	2,616,157	0.94%	18,303	2,692,570	1.24%	25,053

Non-interest-bearing deposits	326,150			285,166
Other liabilities	26,873			15,848
Shareholders’ equity	353,382			349,639
Total liabilities and shareholders’ equity	$3,322,562			$3,343,223

Net yield on interest-earning assets and net interest income		4.77%	$101,445		4.27%	$94,740
Interest rate spread		4.70%			4.16%

Average prime rate		3.25%			3.25%

(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.

(2)
Includes tax-equivalent adjustments of $1,162,000 and $956,000 in 2011 and 2010, respectively, to reflect the tax benefit that we receive related to tax-exempt securities, which carry interest rates lower than similar taxable investments due to their tax-exempt status.  This amount has been computed assuming a 39% tax rate and is reduced by the related nondeductible portion of interest expense.

Average loans outstanding for the third quarter of 2011 were $2.441 billion, which was 3.5% less than the average loans outstanding for the third quarter of 2010 ($2.529 billion).  Average loans outstanding for the nine months ended September 30, 2011 were $2.472 billion, which was 4.1% less than the average loans outstanding for the nine months ended September 30, 2010 ($2.578 billion).  The mix of our loan portfolio remained substantially the same at September 30, 2011 compared to December 31, 2010, with approximately 90% of our loans being real estate loans, 6% being commercial, financial, and agricultural loans, and the remaining 4% being consumer installment loans.  The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Average total deposits outstanding for the third quarter of 2011 were $2.724 billion, which was 1.9% less than the average deposits outstanding for the third quarter of 2010 ($2.777 billion).  Average deposits outstanding for the nine months ended September 30, 2011 were $2.767 billion, which was 2.4% less than the average deposits outstanding for the nine months ended September 30, 2010 ($2.835 billion).  Generally, we can reinvest funds from deposits at higher yields than the interest rate being paid on those deposits, and therefore increases in deposits typically result in higher amounts of net interest income.

Index

The lower average loan and deposit balances when comparing the three and nine month periods ended September 30, 2011 to the respective periods of 2010 are a result of declines in loans and deposits that we have experienced over the past twelve months.  As a result of the weak economy, we have experienced an increase in loan charge-offs and an increase in foreclosure activity, which have reduced our loan balances.  Also, loan demand in most of our market areas remains weak, and the pace of loan principal repayments has exceeded new loan originations.  With the negative loan growth experienced, we have been able to lessen our reliance on higher cost sources of funding, including internet deposits and large denomination time deposits, which has resulted in lower deposit balances and a lower average cost of funds.

The yields earned on assets increased in 2011 compared to 2010 primarily as a result of the purchase accounting adjustments previously discussed.  The rates paid on liabilities (funding costs) have declined in 2011 compared to 2010, primarily as a result of the maturity and repricing of liabilities that were originated during periods of higher interest rates and our ability to progressively reduce the rates paid on demand deposits.  As derived from the above table, in the third quarter of 2011, the average yield on interest-earning assets was 5.60%, a 24 basis point increase from the 5.36% yield in the comparable period of 2010, while the average rate on interest bearing liabilities declined by 29 basis points, from 1.17% in the third quarter of 2010 to 0.88% in the third quarter of 2011.

See additional information regarding net interest income in the section entitled “Interest Rate Risk.”

Our provisions for loan losses and nonperforming assets remain at elevated levels, primarily due to high unemployment rates and declining property values in our market area that negatively impact collateral dependent real estate loans.  Our total provision for loan losses was $9.1 million for the third quarter of 2011 compared to $8.4 million in the third quarter of 2010.  For the nine months ended September 30, 2011 our total provision for loan losses was $31.4 million compared to $24.0 million for the first nine months of 2010.  The total provision for loan losses is comprised of provisions for loan losses for non-covered loans and provisions for loan losses for covered loans, as discussed in the following paragraphs.

Our provision for loan losses for non-covered loans amounted to $6.4 million in the third quarter of 2011 compared to $8.4 million in the third quarter of 2010.  For the nine months ended September 30, 2011 the provision for loan losses for non-covered loans was $21.6 million compared to $24.0 million for the same period of 2010.  The lower provisions for loan losses for non-covered loans in 2011 are primarily due to stabilization in overall loan quality and lower levels of non-covered nonperforming loans.

Our provisions for loan losses for covered loans amounted to $2.7 million and $9.8 million for the three and nine months ended September 30, 2011, respectively, whereas we did not record any provisions for loan losses for covered loans in the first nine months of 2010.  The provisions recorded in 2011 were necessary primary as a result of declines in the value of the collateral associated with covered nonaccrual loans.  As previously discussed, the provision for loan losses related to covered loans is offset by an 80% increase to the FDIC indemnification asset, which increases noninterest income.

Our non-covered nonperforming assets amounted to $119 million at September 30, 2011, compared to $117 million at December 31, 2010 and $118 million at September 30, 2010.  At September 30, 2011, the ratio of non-covered nonperforming assets to total non-covered assets was 4.21%, compared to 4.16% at December 31, 2010, and 4.16% at September 30, 2010.  Our outlook for nonperforming non-covered assets is consistent with the recent trend, which is that we do not expect material improvement, nor deterioration, in the near future.

Index

Our ratio of annualized net charge-offs to average non-covered loans was 1.26% for the third quarter of 2011 compared to 1.06% in the third quarter of 2010.  The same ratio for the nine months ended September 30, 2011 was 1.66% compared to 1.04% for the first nine months of 2010.

 Our nonperforming assets that are covered by FDIC loss share agreements have generally declined over the past twelve months, amounting to $158 million at September 30, 2011 compared to $168 million at December 31, 2010 and $181 million at September 30, 2010.  We continue to submit claims to the FDIC on a regular basis pursuant to the loss share agreements.

Total noninterest income was $3.5 million in the third quarter of 2011 compared to $4.0 million for the third quarter of 2010.  For the nine months ended September 30, 2011 and 2010, we recorded noninterest income of $22.8 million and $14.2 million, respectively.  The significant increase in noninterest income for the nine month period comparison is primarily attributable to the aforementioned bargain purchase gain recorded in the first quarter of 2011.

Within noninterest income, service charges on deposits declined for the first nine months of 2011 compared to the same period in 2010, amounting to $10.0 million in 2011 compared to $10.4 million in 2010.  This decline was primarily attributable to lower overdraft fees, which began declining in the second half of 2010 partially as a result of new regulations that took effect in the third quarter of 2010 that limit our ability to charge overdraft fees.  Service charges on deposit accounts recorded in the third quarter of 2011 were approximately the same as they were in the third quarter of 2010.  Revenue that was lost in 2010 was substantially replaced by new fees on deposit accounts that took effect April 1, 2011.

Other service charges, commissions and fees amounted to $1.7 million in the third quarter of 2011 compared to $1.3 million in the third quarter of 2010.  For the nine months ended September 30, 2011, this line item totaled $5.0 million compared to $4.1 million in the comparable period of 2010.  The increases in 2011 are primarily attributable to increased debit card usage by our customers.  We earn a small fee each time our customers make a debit card transaction. Because we have less than $10 billion in assets, we are exempt from recently announced regulatory rules limiting this income.

We continue to experience losses and write-downs on our foreclosed properties due to declining property values in our market area.  For the third quarter of 2011, these losses amounted to $5.2 million for covered properties compared to $6.3 million in the third quarter of 2010.  For the first nine months of 2011, losses on covered properties amounted to $12.7 million compared to $11.8 million for the same period in 2010.

As previously discussed, indemnification asset income is recorded to reflect additional amounts expected to be received from the FDIC due to covered loan and foreclosed property losses arising during the period.  For the third quarter of 2011, indemnification asset income totaled $3.6 million compared to $5.1 million the third quarter of 2010.  For the nine months ended September 30, 2011, indemnification asset income amounted to $10.5 million compared to $9.5 million for the same period of 2010.

Losses on non-covered foreclosed properties amounted to $0.9 million for the third quarter of 2011 compared to $0.1 million in the third quarter of 2010.  For the nine months ended September 30, 2011, losses on non-covered foreclosed properties amounted to $2.5 million compared to $0.1 million for the comparable period of 2010.

Noninterest expenses amounted to $24.0 million in the third quarter of 2011, a 15.7% increase over the $20.7 million recorded in the same period of 2010.  Noninterest expenses for the nine months ended September 30, 2011 amounted to $71.9 million, a 10.7% increase from the $64.9 million recorded in the first nine months of 2010.

Personnel expense has increased in 2011 due to employees joining the Company in The Bank of Asheville acquisition, as well as higher employee medical expense due to higher claims.  Also, we have progressively built our infrastructure to manage increased compliance burdens, collection activities and overall growth of the Company.

Index

Merger expenses associated with The Bank of Asheville acquisition amounted to $12,000 and $606,000 for the three and nine months ended September 30, 2011.

Factors playing a role in the increased other operating expense line item were – 1) collection expenses on non-covered assets, which amounted to $1.1 million and $2.6 million for the three and nine months ended September 30, 2011, respectively, compared to $0.4 million and $1.4 million for the comparable periods in 2010, 2) fraud losses, which amounted to $0.2 million and $1.0 million for the three and nine months ended September 30, 2011, respectively, compared to a recovery of $0.3 million in the third quarter of 2010 and loss of $0.4 million for the nine months ended September 30, 2010, and 3) overall higher overhead expenses associated with growth in the Company’s branch network.

The provision for income taxes was $1.3 million in the third quarter of 2011, an effective tax rate of 33.9%, compared to $2.1 million in the third quarter of 2010, an effective tax rate of 35.1%.  For the nine months ended September 30, 2011, our provision for income taxes was $7.1 million, an effective tax rate of 35.8%, compared to $6.8 million, an effective tax rate of 35.7%, for the comparable period of 2010.   We expect our effective tax rate to remain at approximately 35% for the foreseeable future.

The Consolidated Statements of Comprehensive Income reflect other comprehensive income of $247,000 and $196,000 during the third quarters of 2011 and 2010, respectively, and other comprehensive income of $1,226,000 and $1,605,000 for the nine months ended September 30, 2011 and 2010, respectively.  The primary component of other comprehensive income for the periods presented was changes in unrealized holding gains of our available for sale securities.  Our available for sale securities portfolio is predominantly comprised of fixed rate bonds that generally increase in value when market yields for fixed rate bonds decrease and decline in value when market yields for fixed rate bonds increase.  Management has evaluated any unrealized losses on individual securities at each period end and determined that there is no other-than-temporary impairment.

Index

FINANCIAL CONDITION

Total assets at September 30, 2011 amounted to $3.30 billion, a 1.7% decrease from a year earlier.  Total loans at September 30, 2011 amounted to $2.39 billion, a 3.1% decrease from a year earlier, and total deposits amounted to $2.73 billion, a 0.8% decrease from a year earlier.

The following table presents information regarding the nature of changes in our loans and deposits for the twelve months ended September 30, 2011 and for the first nine months of 2011.

October 1, 2010 to September 30, 2011	Balance at beginning of period	Internal Growth	Growth from Acquisitions	Balance at end of period	Total percentage growth	Percentage growth, excluding acquisitions
	($ in thousands)

Loans – Non-covered	$2,096,439	(37,715)	―	2,058,724	-1.8%	-1.8%
Loans – Covered	413,735	(142,179)	102,268	373,824	-9.6%	-34.4%
Loans - Total	$2,510,174	(179,894)	102,268	2,432,548	-3.1%	-7.2%

Deposits – Noninterest bearing	290,388	24,923	18,798	334,109	15.1%	8.6%
Deposits – NOW	370,654	(25,013)	31,358	376,999	1.7%	-6.7%
Deposits – Money market	492,983	(9,898)	19,150	502,235	1.9%	-2.0%
Deposits – Savings	154,955	(11,190)	3,212	146,977	-5.1%	-7.2%
Deposits – Brokered	94,073	48,202	14,902	157,177	67.1%	51.2%
Deposits – Internet time	53,246	(56,046)	42,920	40,120	-24.7%	-105.3%
Deposits – Time>$100,000	641,970	(88,138)	13,515	567,347	-11.6%	-13.7%
Deposits – Time<$100,000	653,213	(97,662)	48,889	604,440	-7.5%	-15.0%
Total deposits	$2,751,482	(214,822)	192,744	2,729,404	-0.8%	-7.8%

January 1, 2011 to September 30, 2011
Loans – Non-covered	$2,083,004	(24,280)	―	2,058,724	-1.2%	-1.2%
Loans – Covered	371,128	(99,572)	102,268	373,824	0.7%	-26.8%
Loans	$2,454,132	(123,852)	102,268	2,432,548	-0.9%	-5.0%

Deposits – Noninterest bearing	$292,759	22,552	18,798	334,109	14.1%	7.7%
Deposits – NOW	292,623	53,018	31,358	376,999	28.8%	18.1%
Deposits – Money market	498,312	(15,227)	19,150	502,235	0.8%	-3.1%
Deposits – Savings	153,325	(9,560)	3,212	146,977	-4.1%	-6.2%
Deposits – Brokered	143,554	(1,279)	14,902	157,177	9.5%	-0.9%
Deposits – Internet time	46,801	(49,601)	42,920	40,120	-14.3%	-106.0%
Deposits – Time>$100,000	602,371	(48,539)	13,515	567,347	-5.8%	-8.1%
Deposits – Time<$100,000	622,768	(67,217)	48,889	604,440	-2.9%	-10.8%
Total deposits	$2,652,513	(115,853)	192,744	2,729,404	2.9%	-4.4%

As derived from the table above, for the twelve months preceding September 30, 2011, our total loans decreased by $78 million, or 3.1%.  Over that same period, deposits decreased $22 million, or 0.8%.  In January 2011, we acquired approximately $102 million in loans and $193 million in deposits in The Bank of Asheville acquisition.  For the first nine months of 2011, non-covered loans decreased $24 million, or 1.2%, while internally generated deposits decreased $116 million, or 4.4%.  Since the onset of the economic slowdown, the Company has generally experienced declines in loans and deposits.  Normal loan paydowns and loan foreclosures have exceeded new loan growth, which has provided the liquidity to lessen reliance on high cost deposits.   However, for the first time since this trend began, we experienced sequential quarterly growth in our non-covered loan portfolio, which increased $18 million from June 30, 2011 to September 30, 2011.  We are actively pursuing lending opportunities in order to improve asset yields, as well as to potentially decrease the dividend rate on our preferred stock.

Index

With the decrease in loans experienced, we have been able to lessen our reliance on higher cost sources of funding, including internet deposits and large denomination time deposits, which has resulted in lower deposit balances.

The mix of our loan portfolio remains substantially the same at September 30, 2011 compared to December 31, 2010.  The majority of our real estate loans are personal and commercial loans where real estate provides additional security for the loan.

Note 8 to the consolidated financial statements presents additional detailed information regarding our mix of loans, including a break-out between loans covered by FDIC loss share agreements and non-covered loans.

Index

Nonperforming Assets

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, and other real estate.  As previously discussed, as a result of two FDIC-assisted transactions, we entered into loss share agreements, which afford us significant protection from losses from all loans and other real estate acquired in those acquisitions.

Because of the loss protection provided by the FDIC, the financial risk of the acquired loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreements.  Accordingly, as previously discussed, we present separately loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreements as “non-covered loans.”

Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	September 30, 2011	December 31, 2010	September 30, 2010

Non-covered nonperforming assets
Nonaccrual loans	$75,013	62,326	80,318
Restructured loans – accruing	11,257	33,677	20,447
Accruing loans >90 days past due	–	–	–
Total non-covered nonperforming loans	86,270	96,003	100,765
Other real estate	32,673	21,081	17,475
Total non-covered nonperforming assets	$118,943	117,084	118,240

Covered nonperforming assets (1)
Nonaccrual loans (2)	$36,536	58,466	75,116
Restructured loans – accruing	16,912	14,359	4,160
Accruing loans > 90 days past due	–	–	–
Total covered nonperforming loans	53,448	72,825	79,276
Other real estate	104,785	94,891	101,389
Total covered nonperforming assets	$158,233	167,716	180,665

Total nonperforming assets	$277,176	284,800	298,905

Asset Quality Ratios – All Assets
Net charge-offs to average loans - annualized	1.87%	4.17%	0.88%
Nonperforming loans to total loans	5.74%	6.88%	7.17%
Nonperforming assets to total assets	8.39%	8.69%	8.90%
Allowance for loan losses to total loans	1.55%	2.01%	1.79%

Asset Quality Ratios – Based on Non-covered Assets only
Net charge-offs to average non-covered loans - annualized	1.26%	3.10%	1.06%
Non-covered nonperforming loans to non-covered loans	4.19%	4.61%	4.81%
Non-covered nonperforming assets to total non-covered assets	4.21%	4.16%	4.16%
Allowance for loan losses to non-covered loans	1.67%	1.84%	2.15%

(1)  Covered nonperforming assets consist of assets that are included in loss share agreements with the FDIC.
(2)  At September 30, 2011, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $65.0 million.

We have reviewed the collateral for our nonperforming assets, including nonaccrual loans, and have included this review among the factors considered in the evaluation of the allowance for loan losses discussed below.

Index

Consistent with the weak economy, we have experienced high levels of loan losses, delinquencies and nonperforming assets.  Our non-covered nonperforming assets were $118.9 million at September 30, 2011 compared to $117.1 million at December 31, 2010 and $118.2 million at September 30, 2010.

The following is the composition, by loan type, of all of our nonaccrual loans (covered and non-covered) at each period end, as classified for regulatory purposes:

($ in thousands)	At September 30, 2011	At December 31, 2010	At September 30, 2010
Commercial, financial, and agricultural	$2,798	2,595	3,665
Real estate – construction, land development, and other land loans	47,092	54,781	71,646
Real estate – mortgage – residential (1-4 family) first mortgages	27,346	36,715	45,242
Real estate – mortgage – home equity loans/lines of credit	6,671	8,584	10,220
Real estate – mortgage – commercial and other	24,786	17,578	23,906
Installment loans to individuals	2,856	539	755
Total nonaccrual loans	$111,549	120,792	155,434

     The following segregates our nonaccrual loans at September 30, 2011 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$169	2,629	2,798
Real estate – construction, land development, and other land loans	19,091	28,001	47,092
Real estate – mortgage – residential (1-4 family) first mortgages	11,269	16,077	27,346
Real estate – mortgage – home equity loans/lines of credit	1,334	5,337	6,671
Real estate – mortgage – commercial and other	4,447	20,339	24,786
Installment loans to individuals	226	2,630	2,856
Total nonaccrual loans	$36,536	75,013	111,549

     The following segregates our nonaccrual loans at December 31, 2010 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$163	2,432	2,595
Real estate – construction, land development, and other land loans	30,846	23,935	54,781
Real estate – mortgage – residential (1-4 family) first mortgages	16,343	20,372	36,715
Real estate – mortgage – home equity loans/lines of credit	4,059	4,525	8,584
Real estate – mortgage – commercial and other	7,039	10,539	17,578
Installment loans to individuals	16	523	539
Total nonaccrual loans	$58,466	62,326	120,792

At September 30, 2011, troubled debt restructurings (covered and non-covered) amounted to $28.2 million, compared to $48.0 million at December 31, 2010, and $24.6 million at September 30, 2010.  The decline from December 31, 2010 to September 30, 2011 is primarily a result of troubled debt restructurings that re-defaulted and were placed on nonaccrual status.

Other real estate includes foreclosed, repossessed, and idled properties.  Non-covered other real estate has increased over the past year, amounting to $32.7 million at September 30, 2011, $21.1 million at December 31, 2010, and $17.5 million at September 30, 2010.  At September 30, 2011, we also held $104.8 million in other real estate that is subject to the loss share agreements with the FDIC.  Based on the best information we have available, we believe that the fair values of the items of other real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented. We appraise our other real estate once per year.  Our covered other real estate portfolio has a disproportionate amount of properties with appraisals that are obtained in the fourth quarter of the fiscal year.  Many appraisals received on covered other real estate in the third quarter of 2011 reflected lower amounts than appraisals on those same properties that were obtained a year earlier.  Therefore, we believe there is a heightened risk that we will record additional losses on our covered other real estate in the fourth quarter of 2011.

Index

The following table presents the detail of all of our other real estate at each period end (covered and non-covered):

($ in thousands)	At September 30, 2011	At December 31, 2010	At September 30, 2010
Vacant land	$88,099	81,185	85,280
1-4 family residential properties	37,200	28,146	28,602
Commercial real estate	12,159	6,641	4,982
Other	–	–	–
Total other real estate	$137,458	115,972	118,864

The following segregates our other real estate at September 30, 2011 into covered and non-covered:

($ in thousands)	Covered Other Real Estate	Non-covered Other Real Estate	Total Other Real Estate
Vacant land	$74,903	13,196	88,099
1-4 family residential properties	21,569	15,631	37,200
Commercial real estate	8,313	3,846	12,159
Other	–	–	–
Total other real estate	$104,785	32,673	137,458

Index

The following table presents geographical information regarding our nonperforming assets at September 30, 2011.

	As of September 30, 2011
($ in thousands)	Covered	Non-covered	Total	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual Loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$45,316	20,023	65,339	$537,000	12.2%
Triangle Region (NC)	–	26,208	26,208	761,000	3.4%
Triad Region (NC)	–	19,424	19,424	384,000	5.1%
Charlotte Region (NC)	–	1,172	1,172	96,000	1.2%
Southern Piedmont Region (NC)	217	2,441	2,658	220,000	1.2%
Western Region (NC)	7,676	4	7,680	76,000	10.1%
South Carolina Region	239	10,801	11,040	153,000	7.2%
Virginia Region	–	4,763	4,763	195,000	2.4%
Other	–	1,434	1,434	11,000	13.0%
Total nonaccrual loans and troubled debt restructurings	$53,448	86,270	139,718	$2,433,000	5.7%

Other Real Estate (1)
Eastern Region (NC)	$91,789	9,752	101,541
Triangle Region (NC)	–	8,155	8,155
Triad Region (NC)	–	6,487	6,487
Charlotte Region (NC)	–	4,980	4,980
Southern Piedmont Region (NC)	–	1,047	1,047
Western Region (NC)	12,682	–	12,682
South Carolina Region	314	1,729	2,043
Virginia Region	–	523	523
Other	–	–	–
Total other real estate	$104,785	32,673	137,458

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

The current economic environment has resulted in an increase in our classified and nonperforming assets, which has led to elevated provisions for loan losses.  Our total provision for loan losses was $9.1 million for the third quarter of 2011 compared to $8.4 million in the third quarter of 2010.  For the nine months ended September 30, 2011 our total provision for loan losses was $31.4 million compared to $24.0 million for the first nine months of 2010.  The total provision for loan losses is comprised of provisions for loan losses for non-covered loans and provisions for loan losses for covered loans, as discussed in the following paragraphs.

Index

Our provision for loan losses for non-covered loans amounted to $6.4 million in the third quarter of 2011 compared to $8.4 million in the third quarter of 2010.  For the nine months ended September 30, 2011 the provision for loan losses for non-covered loans was $21.6 million compared to $24.0 million for the comparable period of 2010.  The lower provisions for loan losses for non-covered loans in 2011 are primarily due to stabilization in overall loan quality and lower levels of non-covered nonperforming loans.

Our provisions for loan losses for covered loans amounted to $2.7 million and $9.8 million for the three and nine months ended September 30, 2011, respectively, whereas we did not record any provisions for loan losses for covered loans in the first nine months of 2010.  The provisions recorded in 2011 were necessary primarily as a result of declines in the value of the collateral associated with covered nonaccrual loans.  As previously discussed, the provision for loan losses related to covered loans is offset by an 80% increase to the FDIC indemnification asset, which increases noninterest income.

For the first nine months of 2011, we recorded $43.2 million in net charge-offs, compared to $16.4 million for the comparable period of 2010.  The net charge-offs in 2011 included $17.7 million of covered loans and $25.5 million of non-covered loans, whereas in 2010 the entire $16.4 million of net charge-offs related to non-covered loans.  The charge-offs in 2011 continue a trend that began in 2010, with charge-offs being concentrated in the construction and land development real estate categories.  These types of loans have been impacted the most by the recession and decline in new housing.

The allowance for loan losses amounted to $37.7 million at September 30, 2011, compared to $49.4 million at December 31, 2010 and $45.0 million at September 30, 2010.  At September 30, 2011, December 31, 2010, and September 30, 2010, the allowance for loan losses attributable to covered loans was $3.3 million, $11.2 million, and zero, respectively.  The allowance for loan losses for non-covered loans amounted to $34.4 million, $38.3 million, and $45.0 million at September 30, 2011, December 31, 2010, and September 30, 2010, respectively.  In the fourth quarter of 2010, we recorded partial non-covered loan charge-offs amounting to $8.6 million, which is the primary reason for the decline in the allowance for loan losses for non-covered loans.  Prior to the fourth quarter of 2010, we recorded specific reserves on collateral-deficient nonaccrual loans within the allowance for loans losses, but did not record charge-offs until the loans had been foreclosed upon.

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

	Nine Months Ended September 30,	Twelve Months Ended December 31,	Nine Months Ended September 30,
($ in thousands)	2011	2010	2010
Loans outstanding at end of period	$2,432,548	2,454,132	2,510,174
Average amount of loans outstanding	$2,471,804	2,554,401	2,577,640

Allowance for loan losses, at beginning of year	$49,430	37,343	37,343
Provision for loan losses	31,423	54,562	24,017
	80,853	91,905	61,360
Loans charged off:
Commercial, financial, and agricultural	(1,616)	(4,481)	(3,234)
Real estate – construction, land development & other land loans	(24,188)	(22,665)	(5,549)
Real estate – mortgage – residential (1-4 family) first mortgages	(9,344)	(6,032)	(2,706)
Real estate – mortgage – home equity loans / lines of credit	(2,561)	(4,973)	(2,162)
Real estate – mortgage – commercial and other	(5,369)	(2,916)	(1,864)
Installment loans to individuals	(1,517)	(2,499)	(1,677)
Total charge-offs	(44,595)	(43,566)	(17,192)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	43	61	15
Real estate – construction, land development & other land loans	228	113	99
Real estate – mortgage – residential (1-4 family) first mortgages	147	357	240
Real estate – mortgage – home equity loans / lines of credit	334	131	126
Real estate – mortgage – commercial and other	39	33	15
Installment loans to individuals	605	396	336
Total recoveries	1,396	1,091	831
Net charge-offs	(43,199)	(42,475)	(16,361)
Allowance for loan losses, at end of period	$37,654	49,430	44,999

Ratios:
Net charge-offs as a percent of average loans	2.34%	1.66%	0.85%
Allowance for loan losses as a percent of loans at end of period	1.55%	2.01%	1.79%

Index

The following table discloses the activity in the allowance for loan losses for the nine months ended September 30, 2011, segregated into covered and non-covered.  All allowance for loan loss activity in the first nine months of 2010 related to non-covered loans.

	As of September 30, 2011
($ in thousands)	Covered	Non-covered	Total

Loans outstanding at end of period	$373,824	2,058,724	2,432,548
Average amount of loans outstanding	$420,683	2,051,121	2,471,804

Allowance for loan losses, at beginning of year	$11,155	38,275	49,430
Provision for loan losses	9,805	21,618	31,423
	20,960	59,893	80,853
Loans charged off:
Commercial, financial, and agricultural	(195)	(1,421)	(1,616)
Real estate – construction, land development & other land loans	(11,240)	(12,948)	(24,188)
Real estate – mortgage – residential (1-4 family) first mortgages	(3,797)	(5,547)	(9,344)
Real estate – mortgage – home equity loans / lines of credit	(868)	(1,693)	(2,561)
Real estate – mortgage – commercial and other	(1,488)	(3,881)	(5,369)
Installment loans to individuals	(115)	(1,402)	(1,517)
Total charge-offs	(17,703)	(26,892)	(44,595)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	−	43	43
Real estate – construction, land development & other land loans	−	228	228
Real estate – mortgage – residential (1-4 family) first mortgages	−	147	147
Real estate – mortgage – home equity loans / lines of credit	−	334	334
Real estate – mortgage – commercial and other	−	39	39
Installment loans to individuals	−	605	605
Total recoveries	−	1,396	1,396
Net charge-offs	(17,703)	(25,496)	(43,199)
Allowance for loan losses, at end of period	$3,257	34,397	37,654

Based on the results of our loan analysis and grading program and our evaluation of the allowance for loan losses at September 30, 2011, there have been no material changes to the allocation of the allowance for loan losses among the various categories of loans since December 31, 2010.

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

In addition to internally generated liquidity sources, we have the ability to obtain borrowings from the following four sources - 1) an approximately $402 million line of credit with the Federal Home Loan Bank (of which $89 million was outstanding at September 30, 2011), 2) a $50 million overnight federal funds line of credit with a correspondent bank (none of which was outstanding at September 30, 2011), 3) an approximately $82 million line of credit through the Federal Reserve Bank of Richmond’s discount window (none of which was outstanding at September 30, 2011) and 4) a $10 million line of credit with a commercial bank (none of which was outstanding at September 30, 2011).  In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of that line of credit, our borrowing capacity was further reduced by $203 million at both September 30, 2011 and December 31, 2010, as a result of our pledging letters of credit for public deposits at each of those dates.  Unused and available lines of credit amounted to $252 million at September 30, 2011 compared to $194 million at December 31, 2010.

Index

Our overall liquidity has increased since September 30, 2010.  Our loans have decreased $78 million, while our deposits have only decreased by $22 million.

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

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics.  We have not engaged in derivative activities through September 30, 2011, and have no current plans to do so.

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

Index

At September 30, 2011, our capital ratios exceeded the regulatory minimum ratios discussed above.  The following table presents our capital ratios and the regulatory minimums discussed above for the periods indicated.

	September 30, 2011	December 31, 2010	September 30, 2010
Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	15.66%	15.31%	15.48%
Minimum required Tier I capital	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	16.91%	16.57%	16.74%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted most recent quarter average assets	10.26%	10.28%	10.25%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

Our bank subsidiary is also subject to capital requirements similar to those discussed above.  The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above.  At September 30, 2011, our bank subsidiary exceeded the minimum ratios established by the FED and FDIC.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”).  Our TCE ratio was 6.75% at September 30, 2011 compared to 6.52% at December 31, 2010 and 6.55% at September 30, 2010.

Index

BUSINESS DEVELOPMENT MATTERS

The following is a list of business development and other miscellaneous matters affecting First Bancorp and First Bank, our bank subsidiary.

•
On October 21, 2011, First Bank entered into an agreement to purchase eleven coastal branches from Waccamaw Bank, headquartered in Whiteville, North Carolina.  Seven of the branches are in Brunswick County, North Carolina, three branches are in Horry County, South Carolina, and one branch is in Wilmington, North Carolina.  Approximately $180 million in deposits and $98 million in performing loans are expected to be acquired in the transaction.  This transaction is subject to regulatory approval and is expected to be completed in the first quarter of 2012.

•	On November 3, 2011, our Shallotte, North Carolina branch will be holding a grand opening to celebrate First Bank’s new facility on Highway 130 – Whiteville Road.

•	On December 5, 2011, our Wilmington, North Carolina Hanover Center branch is scheduled to re-open after an extensive renovation.

•	We have received regulatory approvals to open a branch in Salem, Virginia and to relocate our branch in Fort Chiswell, Virginia. Both are expected to occur in the spring of 2012.

•
On August 25, 2011, we announced a quarterly cash dividend of $0.08 cents per share payable on October 25, 2011 to shareholders of record on September 30, 2011.  This is the same dividend rate we declared in the third quarter of 2010.

SHARE REPURCHASES

We did not repurchase any shares of our common stock during the first nine months of 2011.  At September 30, 2011, we had approximately 235,000 shares available for repurchase under existing authority from our board of directors.  We may repurchase these shares in open market and privately negotiated transactions, as market conditions and our liquidity warrants, subject to compliance with applicable regulations.  See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Net interest income is our most significant component of earnings.  Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities.  It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations.  Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates.  Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin).  Over the past five calendar years, our net interest margin has ranged from a low of 3.74% (realized in 2008) to a high of 4.39% (realized in 2010).  During that five year period, the prime rate of interest has ranged from a low of 3.25% (which was also the rate as of September 30, 2011) to a high of 8.25%.  The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain.  At September 30, 2011, approximately 83% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and approximately 100% of our interest-bearing liabilities reprice within five years.

Index

Using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call), at September 30, 2011, we had approximately $689 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets.  This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment.  However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions.  Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products.  For example, included in interest-bearing liabilities subject to interest rate changes within one year at September 30, 2011 are deposits totaling $1.0 billion comprised of NOW, savings, and certain types of money market deposits with interest rates set by management.  These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

As previously discussed in the section “Net Interest Income,” our net interest income was impacted by certain purchase accounting adjustments related to our acquisitions of Cooperative Bank, The Bank of Asheville, and Great Pee Dee Bancorp.  The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable.  The accretion of the loan discount on loans acquired from Cooperative Bank and The Bank of Asheville, which amounted to $9.9 million and $4.3 million for the first nine months of 2011 and 2010, respectively, is less predictable and could be materially different among periods.  This is because of the magnitude of the discounts that were initially recorded ($280 million in total) and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs.  If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income.  If the underlying loans experience accelerated paydowns or are paid off, the remaining discount will be accreted into income on an accelerated basis, which in the event of total payoff will result in the remaining discount being entirely accreted into income in the period of the payoff.  Each of these factors is difficult to predict and susceptible to volatility.

Index

Based on our most recent interest rate modeling, which assumes no changes in interest rates for 2011 (federal funds rate = 0.25%, prime = 3.25%), we project that our net interest margin for the remainder of 2011 will remain relatively consistent with the net interest margins recently realized.  With interest rates having been stable for a relatively long period of time, most of our interest-sensitive assets and interest-sensitive liabilities have been repriced at today’s interest rates.

We have no market risk sensitive instruments held for trading purposes, nor do we maintain any foreign currency positions.

See additional discussion regarding net interest income, as well as discussion of the changes in the annual net interest margin in the section entitled “Net Interest Income” above.

Index

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

Index

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2011 to July 31, 2011	─	─	─	234,667
August 1, 2011 to August 31, 2011	─	─	─	234,667
September 1, 2011 to September 30, 2011	─	─	─	234,667
Total	─	─	─	234,667	(2)

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

(2)
The table above does not include shares that were used by option holders to satisfy the exercise price of the call options we issued to our employees and directors pursuant to our stock option plans.  There were no such exercises during the nine months ended September 30, 2011.

Our issuance of 63,500 shares Series B Senior Non-cumulative Perpetual Preferred Stock to the U.S. Treasury on September 1, 2011 was disclosed in a Current Report on Form 8-K filed September 6, 2011. There were no other unregistered sales of our securities during the three months ended September 30, 2011.

Item 6 - Exhibits

The following exhibits are filed with this report or, as noted, are incorporated by reference. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

3.a
Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference.  Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference.  Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010, and are incorporated herein by reference.   Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference.

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 23, 2009, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

4.b	Form of Certificate for Series A Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and is incorporated herein by reference.

Index

4.c	Warrant for Purchase of Shares of Common Stock was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and is incorporated herein by reference.

4.d	Form of Certificate for Series B Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

10.1
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of The Bank of Asheville, Federal Deposit Insurance Corporation and First Bank, dated as of January 21, 2011, was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2011, and is incorporated herein by reference.

10.2
Securities Purchase Agreement, dated September 1, 2011, between First Bancorp and the Secretary of the Treasury, with respect to the issuance and sale of Series B Preferred Stock, was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

10.3
Repurchase Letter Agreement, dated September 1, 2011, between First Bancorp and the United States Department of the Treasury, with respect to the repurchase and redemption of the Series A Preferred Stock, was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 6, 2011 and is incorporated herein by reference.

10.4
Purchase and Assumption Agreement among Waccamaw Bank and Waccamaw Bankshares, Inc. and First Bank, dated as of October 21, 2011, was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2011, and is incorporated herein by reference.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. (1)

______________________
(1)
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

FIRST BANCORP

November 9, 2011	BY:/s/ Jerry L. Ocheltree
Jerry L. Ocheltree
President
(Principal Executive Officer),
Treasurer and Director

November 9, 2011	BY:/s/ Anna G. Hollers
Anna G. Hollers
Executive Vice President,
Secretary
and Chief Operating Officer

November 9, 2011	BY:/s/ Eric P. Credle
Eric P. Credle
Executive Vice President
and Chief Financial Officer