Form 10-K
period 2011-12-31
FIRST BANCORP /NC/
filed 2012-03-15
CIK 811589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

☐ YES ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. ☐ YES ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Non-Accelerated Filer	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES ☒ NO

The aggregate market value of the Common Stock, no par value, held by non-affiliates of the registrant, based on the closing price of the Common Stock as of June 30, 2011 as reported by The NASDAQ Global Select Market, was approximately $154,892,268.

The number of shares of the registrant’s Common Stock outstanding on February 29, 2012 was 16,935,043.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

		Begins on Page(s)
Forward-Looking Statements		4
	PART I
Item 1	Business	4
Item 1A	Risk Factors	18
Item 1B	Unresolved Staff Comments	23
Item 2	Properties	24
Item 3	Legal Proceedings	24
Item 4	Mine Safety Disclosures	24

	PART II
Item 5	Market for Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities	24, 65
Item 6	Selected Consolidated Financial Data	28, 65
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Overview – 2011 Compared to 2010	28
	Overview – 2010 Compared to 2009	31
	Outlook for 2012	33
	Critical Accounting Policies	34
	Merger and Acquisition Activity	36
	FDIC Indemnification Asset	37
	Statistical Information
	Net Interest Income	39, 66
	Provision for Loan Losses	41, 76
	Noninterest Income	43, 67
	Noninterest Expenses	44, 68
	Income Taxes	45, 68
	Stock-Based Compensation	45
	Distribution of Assets and Liabilities	48, 69
	Securities	48, 69
	Loans	50, 71
	Nonperforming Assets	51, 73
	Allowance for Loan Losses and Loan Loss Experience	54, 75
	Deposits and Securities Sold Under Agreements to Repurchase	56, 78
	Borrowings	57
	Liquidity, Commitments, and Contingencies	58, 80
	Capital Resources and Shareholders’ Equity	59, 82
	Off-Balance Sheet Arrangements and Derivative Financial Instruments	61
	Return on Assets and Equity	61, 81
	Interest Rate Risk (Including Quantitative and Qualitative Disclosures about Market Risk)	61, 79
	Inflation	63
	Current Accounting Matters	63
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	63
Item 8	Financial Statements and Supplementary Data:
	Consolidated Balance Sheets as of December 31, 2011 and 2010	83
	Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2011	84
	Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2011	85
	Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2011	86

		Begins on Page(s)
	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2011	87
	Notes to the Consolidated Financial Statements	88
	Reports of Independent Registered Public Accounting Firm	147
	Selected Consolidated Financial Data	64
	Quarterly Financial Summary	82
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	149
Item 9A	Controls and Procedures	149
Item 9B	Other Information	150

	PART III
Item 10	Directors, Executive Officers and Corporate Governance	150
Item 11	Executive Compensation	150
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	150
Item 13	Certain Relationships and Related Transactions, and Director Independence	150
Item 14	Principal Accountant Fees and Services	150

	PART IV
Item 15	Exhibits and Financial Statement Schedules	151

	SIGNATURES	155

*	Information called for by Part III (Items 10 through 14) is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 29, 2012.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Further, forward-looking statements are intended to speak only as of the date made. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning our opinions or judgment about future events. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions. For additional information about factors that could affect the matters discussed in this paragraph, see the “Risk Factors” section in Item 1A of this report.

PART I

Item 1. Business

General Description

First Bancorp (the “Company”) is a bank holding company. Our principal activity is the ownership and operation of First Bank (the “Bank”), a state-chartered bank with its main office in Troy, North Carolina. The Company is also the parent to a series of statutory business trusts organized under the laws of the State of Delaware that were created for the purpose of issuing trust preferred debt securities. Our outstanding debt associated with these trusts was $46.4 million at December 31, 2011 and 2010.

The Company was incorporated in North Carolina on December 8, 1983, as Montgomery Bancorp, for the purpose of acquiring 100% of the outstanding common stock of the Bank through a stock-for-stock exchange. On December 31, 1986, the Company changed its name to First Bancorp to conform its name to the name of the Bank, which had changed its name from Bank of Montgomery to First Bank in 1985.

The Bank was organized in 1934 and began banking operations in 1935 as the Bank of Montgomery, named for the county in which it operated. The Bank’s main office is in Troy, population 3,500, located in the center of Montgomery County, approximately 60 miles east of Charlotte, 50 miles south of Greensboro, and 80 miles southwest of Raleigh. As of December 31, 2011, we conducted business from 97 branches covering a geographical area from Little River, South Carolina to the southeast, to Wilmington, North Carolina to the east, to Kill Devil Hills, North Carolina to the northeast, to Radford, Virginia to the north, to Wytheville, Virginia to the northwest, and to Asheville, North Carolina to the west. We also have a loan production office in Blacksburg, which is located in southwestern Virginia and represents our furthest location to the north of Troy. Of the Bank’s 97 branches, 82 branches are in North Carolina, nine branches are in South Carolina and six branches are in Virginia (where we operate under the name “First Bank of Virginia”). Ranked by assets, the Bank was the fourth largest bank headquartered in North Carolina as of December 31, 2011.

On June 19, 2009, we acquired substantially all of the assets and liabilities of Cooperative Bank, which had been closed earlier that day by regulatory authorities. Cooperative Bank operated through twenty-four branches located primarily in the coastal region of North Carolina. In connection with the acquisition, we assumed assets with a book value of $959 million, including $829 million in loans and $706 million in deposits. The loans and foreclosed real estate purchased in the acquisition are covered by loss share agreements between the Federal Deposit Insurance Corporation (FDIC) and First Bank which affords the Bank significant loss protection. We recorded a gain of $67.9 million as a result of this acquisition. Additional information regarding this transaction is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the consolidated financial statements.

On January 21, 2011, we acquired substantially all of the assets and liabilities of The Bank of Asheville, which had been closed earlier that day by regulatory authorities. The Bank of Asheville operated through five branches located in or near Asheville, North Carolina. In connection with the acquisition, we assumed assets with a book value of $190 million, including $154 million in loans and $192 million in deposits. Substantially all of the acquired loans and foreclosed real-estate are covered by loss share agreements with the FDIC, which affords the Bank significant loss protection. We recorded a gain of $10.2 million as a result of this acquisition. Additional information regarding this transaction is also contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the consolidated financial statements.

As of December 31, 2011, the Bank had two wholly owned subsidiaries, First Bank Insurance Services, Inc. (“First Bank Insurance”) and First Troy SPE, LLC. First Bank Insurance was acquired as an active insurance agency in 1994 in connection with the Company’s acquisition of a bank that had an insurance subsidiary. On December 29, 1995, the insurance agency operations of First Bank Insurance were divested. From December 1995 until October 1999, First Bank Insurance was inactive. In October 1999, First Bank Insurance began operations again as a provider of non-FDIC insured investments and insurance products. Currently, First Bank Insurance’s primary business activity is the placement of property and casualty insurance coverage. First Troy SPE, LLC, which was organized in December 2009, is a holding entity for certain foreclosed properties.

Our principal executive offices are located at 341 North Main Street, Troy, North Carolina 27371-0508, and our telephone number is (910) 576-6171. Unless the context requires otherwise, references to the “Company,” “we,” “our,” or “us” in this annual report on Form 10-K shall mean collectively First Bancorp and its consolidated subsidiaries.

General Business

We engage in a full range of banking activities, with the acceptance of deposits and the making of loans being our most basic activities. We offer deposit products such as checking, savings, NOW and money market accounts, as well as time deposits, including various types of certificates of deposits (CDs) and individual retirement accounts (IRAs). We provide loans for a wide range of consumer and commercial purposes, including loans for business, agriculture, real estate, personal uses, home improvement and automobiles. We also offer credit cards, debit cards, letters of credit, safe deposit box rentals and electronic funds transfer services, including wire transfers. In addition, we offer internet banking, mobile banking, cash management and bank-by-phone capabilities to our customers, and are affiliated with ATM networks that give our customers access to 67,000 ATMs, with no surcharge fee. In 2007, we introduced remote deposit capture, which provides business customers with a method to electronically transmit checks received from customers into their bank account without having to visit a branch. In 2008, we joined the Certificate of Deposit Account Registry Service (CDARS), which gives our customers the ability to obtain FDIC insurance on deposits of up to $50 million, while continuing to work directly with their local First Bank branch.

Because the majority of our customers are individuals and small to medium-sized businesses located in the counties we serve, management does not believe that the loss of a single customer or group of customers would have a material adverse impact on the Bank. There are no seasonal factors that tend to have any material effect on the Bank’s business, and we do not rely on foreign sources of funds or income. Because we operate primarily within North Carolina, southwestern Virginia and northeastern South Carolina, the economic conditions of these areas could have a material impact on the Company. See additional discussion below in the section entitled “Territory Served and Competition.”

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

First Bancorp Capital Trust IV was organized in April 2006 for the purpose of issuing $25.8 million in debt securities. These borrowings are due on June 15, 2036 and are also structured as trust preferred capital securities that qualify as regulatory capital. These debt securities are callable by the Company at par on any quarterly interest payment date beginning on June 15, 2011. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 1.39%.

Territory Served and Competition

Our headquarters are located in Troy, Montgomery County, North Carolina. At the end of 2011, we served primarily the south central region (sometimes called the Piedmont region), the central mountain region and the eastern coastal region of North Carolina, with additional operations in northeastern South Carolina and southwestern Virginia. The following table presents, for each county where we operated as of December 31, 2011, the number of bank branches operated by the Company within the county, the approximate amount of deposits with the Company in the county as of December 31, 2011, our approximate deposit market share at June 30, 2011, and the number of bank competitors located in the county at June 30, 2011.

County	Number of Branches	Deposits (in millions)	Market Share	Number of Competitors
Anson, NC	1	$12	4.2%	5
Beaufort, NC	3	31	2.8%	7
Bladen, NC	1	22	9.3%	5
Brunswick, NC	4	76	4.7%	11
Buncombe, NC	5	103	2.9%	18
Cabarrus, NC	2	36	2.0%	11
Carteret, NC	2	20	2.6%	8
Chatham, NC	2	62	8.7%	10
Chesterfield, SC	3	57	16.1%	7
Columbus, NC	2	29	4.0%	6
Dare, NC	1	15	1.2%	11
Davidson, NC	3	94	3.8%	10
Dillon, SC	3	67	23.8%	3
Duplin, NC	3	126	24.9%	7
Florence, SC	2	26	1.2%	13
Guilford, NC	1	55	0.4%	21
Harnett, NC	3	114	13.0%	9
Horry, SC	1	3	0.1%	24
Iredell, NC	2	32	1.5%	23
Lee, NC	4	181	21.5%	10
Montgomery, NC	5	106	39.1%	4
Montgomery, VA	2	58	3.2%	13
Moore, NC	11	404	25.7%	11
New Hanover, NC	5	137	3.5%	20
Onslow, NC	2	43	4.1%	9
Pulaski, VA	1	25	6.9%	8
Randolph, NC	4	69	3.7%	15
Richmond, NC	1	16	4.1%	6
Robeson, NC	5	190	19.7%	9
Rockingham, NC	1	30	2.8%	11
Rowan, NC	2	50	3.3%	13
Scotland, NC	2	61	17.5%	6
Stanly, NC	4	94	9.7%	6
Wake, NC	1	17	0.1%	31
Washington, VA	1	32	3.0%	16
Wythe, VA	2	79	13.9%	11
Brokered & Internet Deposits	—	183
Total	97	$2,755

Our branches and facilities are primarily located in small communities whose economies are based primarily on services, manufacturing and light industry. Although our market is predominantly small communities and rural areas, the market area is not dependent on agriculture. Textiles, furniture, mobile homes, electronics, plastic and metal fabrication, forest products, food products, chicken hatcheries, and cigarettes are among the leading manufacturing industries in the trade area. Leading producers of lumber and rugs are located in Montgomery County, North Carolina. The Pinehurst area within Moore County, North Carolina, is a widely known golf resort and retirement area. The High Point, North Carolina, area is widely known for its furniture market. New Hanover and Brunswick Counties, located in the southeastern coastal region of North Carolina, are popular with tourists and have significant retirement populations. Buncombe County, located in the western region of North Carolina, is a highly diverse area with industries in manufacturing, service, and tourism. Additionally, several of the communities served by the Company are “bedroom” communities of large cities like Charlotte, Raleigh and Greensboro, while several branches are located in medium-sized cities such as Albemarle, Asheboro, High Point, Southern Pines and Sanford. We also have branches in small communities such as Bennett, Polkton, Vass, and Harmony.

Approximately 15% of our deposit base is in Moore County. Accordingly, material changes in competition, the economy or population of Moore County could materially impact the Company. No other county comprises more than 10% of our deposit base.

We compete in our various market areas with, among others, several large interstate bank holding companies. These large competitors have substantially greater resources than us, including broader geographic markets, higher lending limits and the ability to make greater use of large-scale advertising and promotions. A significant number of interstate banking acquisitions have taken place in the past decade, thus further increasing the size and financial resources of some of our competitors, three of which are among the largest bank holding companies in the nation. In many of our markets, we also compete against banks that have been organized within the past ten to fifteen years. Until recently, these new banks often focused on loan and deposit balance sheet growth, and not necessarily on earnings profitability, which often resulted in them offering more attractive terms on loans and deposits than we were willing to offer in light of our profitability goals. Due to capital considerations, most of these banks are no longer seeking balance sheet growth. This has increased our ability to compete for loans, but the same banks continue to offer premium rates on deposits, presumably in an effort to maintain maximum liquidity during these challenging economic times. Moore County, which as noted above comprises a disproportionate share of our deposits, is a particularly competitive market, with at least eleven other financial institutions having a physical presence.

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

Despite the competitive market, we believe we have certain advantages over our competition in the areas we serve. We seek to maintain a distinct local identity in each of the communities we serve and we actively sponsor and participate in local civic affairs. Most lending and other customer-related business decisions can be made without the delays often associated with larger institutions. Additionally, employment of local managers and personnel in various offices and low turnover of personnel enable us to establish and maintain long-term relationships with individual and corporate customers.

Lending Policy and Procedures

Conservative lending policies and procedures and appropriate underwriting standards are high priorities of the Bank. Loans are approved under our written loan policy, which provides that lending officers, principally branch managers, have authority to approve loans of various amounts up to $350,000, with lending limits varying depending upon the experience of the lending officer and whether the loan is secured or unsecured. Each of our regional senior lending officers has discretion to approve secured loans of various principal amounts up to $500,000 and together can approve loans up to $4,000,000. Loans above $4,000,000 must be approved by the Executive Committee of the Company’s board of directors.

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

We also contract with an independent consulting firm to review new loan originations meeting certain criteria, as well as to assign risk grades to existing credits meeting certain thresholds. The consulting firm’s observations, comments, and risk grades, including variances with the Bank’s risk grades, are shared with the audit committee of the Company’s board of directors and are considered by management in setting Bank policy, as well as in evaluating the adequacy of our allowance for loan losses. The consulting firm also provides training on a periodic basis to our lending officers to keep them updated on current developments in the marketplace. For additional information, see “Allowance for Loan Losses and Loan Loss Experience” under Item 7 below.

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

Our investment officer implements the investment policy, monitors the investment portfolio, recommends portfolio strategies and reports to the Company’s Investment Committee. The Investment Committee generally meets on a quarterly basis to review investment activity and to assess the overall position of the securities portfolio. The Investment Committee compares our securities portfolio with portfolios of other companies of comparable size. In addition, reports of all purchases, sales, issuer calls, net profits or losses and market appreciation or depreciation of the securities portfolio are reviewed by our board of directors each month. Once a quarter, our interest rate risk exposure is evaluated by our board of directors. Each year, the written investment policy is approved by the board of directors.

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

Since 2000, we have completed acquisitions in each of the three categories described above. We have completed several whole-bank traditional acquisitions in our existing and contiguous markets; we have purchased numerous bank branches from other banks (both in existing market area and in contiguous/nearly contiguous markets) and we have acquired several insurance agencies, which provided us with the ability to offer property and casualty insurance coverage.

In addition to the traditional acquisitions discussed above, in both 2009 and 2011 we acquired the operations of failed banks in FDIC-assisted transactions. On June 19, 2009, we acquired substantially all of the assets and liabilities of Cooperative Bank in a FDIC-assisted transaction. Cooperative Bank operated through twenty-one branches in North Carolina and three branches in South Carolina in the same markets in which the Bank was already operating, as well as in several new, mostly contiguous markets. In connection with the acquisition, the Bank assumed assets with a book value of $959 million, including $829 million in loans and $706 million in deposits. See Note 2 to the consolidated financial statements for more information on this acquisition.

On January 21, 2011, we acquired substantially all of the assets and liabilities of The Bank of Asheville in a FDIC-assisted transaction. The Bank of Asheville operated through five branches in or near Asheville, North Carolina. This market was a new market for the Bank. In connection with the acquisition, the Bank assumed assets with a book value of $190 million, including $154 million in loans and $192 million in deposits. See Note 2 to the consolidated financial statements for more information on this acquisition.

On October 21, 2011, we entered into a Branch Purchase and Assumption Agreement with Waccamaw Bank, in Whiteville, North Carolina, which provides for the Bank to acquire eleven branches from Waccamaw Bank. Deposits for these branches total approximately $180 million and loans total approximately $98 million. See Note 2 to the consolidated financial statements for more information on this pending acquisition, which is currently awaiting regulatory approval.

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

Employees

As of December 31, 2011, we had 811 full-time and 38 part-time employees. We are not a party to any collective bargaining agreements, and we consider our employee relations to be good.

Supervision and Regulation

As a bank holding company, we are subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the North Carolina Office of the Commissioner of Banks (the “Commissioner”). The Bank is subject to supervision and examination by the FDIC and the Commissioner. For additional information, see Note 16 to the consolidated financial statements.

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

As a state-chartered bank, the Bank is subject to the provisions of the North Carolina banking statutes and to regulation by the Commissioner. The Commissioner has a wide range of regulatory authority over the activities and operations of the Bank, and the Commissioner’s staff conducts periodic examinations of the Bank and its affiliates to ensure compliance with state banking regulations and to assess the safety and soundness of the Bank. Among other things, the Commissioner regulates the merger and consolidation of state-chartered banks, the payment of dividends, loans to officers and directors, recordkeeping, types and amounts of loans and investments, and the establishment of branches. The Commissioner also has cease and desist powers over state-chartered banks for violations of state banking laws or regulations and for unsafe or unsound conduct that is likely to jeopardize the interest of depositors.

The dividends that may be paid by the Bank to the Company are subject to legal limitations under North Carolina law. In addition, regulatory authorities may restrict dividends that may be paid by the Bank or the Company’s other subsidiaries. The ability of the Company to pay dividends to its shareholders is largely dependent on the dividends paid to the Company by the Bank.

The FDIC is authorized to approve conversions, mergers, consolidations and assumptions of deposit liability transactions between insured banks and uninsured banks or institutions, and to prevent capital or surplus diminution in such transactions if the resulting, continuing, or assumed bank is an insured nonmember bank. In addition, the FDIC monitors the Bank’s compliance with several banking statutes, such as the Depository Institution Management Interlocks Act and the Community Reinvestment Act of 1977. The FDIC also conducts periodic examinations of the Bank to assess its safety and soundness and its compliance with banking laws and regulations, and it has the power to implement changes to, or restrictions on, the Bank’s operations if it finds that a violation is occurring or is threatened.

U.S. Treasury Capital Purchase Program (TARP)

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

On October 14, 2008, the Secretary of the U.S. Department of the Treasury announced that the Treasury would purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Capital Purchase Program (also known as “TARP”), the Treasury made $250 billion of capital available from EESA to U.S. financial institutions in the form of purchases of preferred stock. In addition to the preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the Capital Purchase Program.

Although we believed that our capital position was sound, we concluded that the Capital Purchase Program would allow us to raise additional capital on favorable terms in comparison with other available alternatives. Accordingly, we applied to participate in the Capital Purchase Program. The Treasury approved our application in December 2008, and we received $65 million in proceeds from the sale of 65,000 shares of Series A cumulative perpetual preferred stock with a liquidation value of $1,000 per share to the Treasury on January 9, 2009. The terms of the preferred stock issued to the Treasury require a dividend of 5% for the first five years and 9% thereafter. As part of the transaction, we also granted the Treasury a ten-year warrant to purchase up to 616,308 shares of our common stock at an exercise price of $15.82 per share.

On September 1, 2011, we redeemed the 65,000 shares of outstanding Series A preferred stock from the Treasury for a redemption price of $65 million, plus unpaid dividends. We funded the majority of this transaction by simultaneously issuing Series B preferred stock to the Treasury in connection with our participation in the Small Business Lending Fund (see below). In November 2011, we repurchased the outstanding common stock warrant from the Treasury at a price of $1.50 per common share for a total of $924,000. See Note 19 to the consolidated financial statements for more information on these transactions.

Small Business Lending Fund

In December 2010, the U.S. Treasury announced the creation of the Small Business Lending Fund (SBLF) program, which was established under the Small Business Jobs Act of 2010. The SBLF was created to encourage lending to small businesses by providing capital to qualified community banks at favorable rates.

Interested financial institutions were required to submit an application and a small business lending plan. Less than half of the financial institutions that applied for the SBLF were approved. We were one of the institutions approved, and on September 1, 2011, we completed the sale of $63.5 million of Series B preferred stock to the Treasury under the SBLF. Under the terms of the stock purchase agreement, the Treasury received 63,500 shares of Series B non-cumulative perpetual preferred stock with a liquidation value of $1,000 per share, in exchange for $63.5 million. As noted above, we used the $63.5 million received from this issuance along with $1.5 million of existing Company funds to redeem the $65 million of preferred stock issued to the Treasury as part of the Capital Purchase Program. The initial dividend rate on SBLF preferred stock was 5%. Depending on our success in meeting certain loan growth targets to small businesses, the dividend rate could decrease to as low as 1% for a period of time. See Note 19 to the consolidated financial statements for more information.

FDIC Insurance

As a member of the FDIC, the Bank’s deposits are insured by the FDIC. For this protection, each member bank pays a quarterly statutory assessment (which was previously based on deposits, but is now based on average total assets less average tangible equity) and is subject to the rules and regulations of the FDIC. In 2009, the FDIC assessed minimum rates ranging from twelve cents to sixteen cents per $100 in deposits. During 2009, we recorded approximately $3.9 million in annual FDIC insurance premium expense (excluding the special assessment discussed below).

The FDIC announced on February 27, 2009 an interim rule that imposed a one-time special assessment of seven cents per $100 in insured deposits to be collected on September 30, 2009, which resulted in a $1.6 million expense for the Bank that was recorded in the second quarter of 2009 and paid on September 30, 2009. The interim rule also permits the FDIC to impose emergency special assessments from time to time after June 30, 2009 if the FDIC board believes the deposit insurance fund will fall to a level that would adversely affect public confidence in federal deposit insurance. To date, the FDIC has not imposed additional special assessments, but in December 2009, the FDIC did require banks to prepay their estimated insurance premiums for 2010 through 2012, which resulted in the Bank prepaying approximately $16.9 million in premiums. This prepaid amount is being recorded as expense on our books as it is incurred. We recognized approximately $4.4 million in FDIC insurance expense in 2010.

In February 2011, the FDIC announced changes to the deposit insurance program whereby FDIC deposit insurance assessments are based on average total assets less average tangible equity instead of the previous methodology that was based on deposits. Also, new assessment rates were adopted. The new assessment methodology and assessment rates became effective April 1, 2011. These changes were favorable to our insurance rates, and we recognized approximately $3.0 million in FDIC insurance expense in 2011 compared to the previously noted insurance expense of $4.4 million and $3.9 million (excluding the special assessment) in 2010 and 2009, respectively.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, the Dodd-Frank Act became law. The Dodd-Frank Act has had and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things,

•	enhanced authority over troubled and failing banks and their holding companies;
•	increased capital and liquidity requirements;
•	increased regulatory examination fees;
•	specific provisions designed to improve supervision and safety and soundness by imposing restrictions and limitations on the scope and type of banking and financial activities.

In addition, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system that will be enforced by new and existing federal regulatory agencies, including the Financial Stability Oversight Council (FSOC), the Federal Reserve Bank (FRB), the Office of Comptroller of the Currency, the FDIC, and the Consumer Financial Protection Bureau (CFPB). The following description briefly summarizes aspects of the Dodd-Frank Act that could impact the Company, both currently and prospectively.

Deposit Insurance. The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits, which was an increase from the previous limit of $100,000. The Act also provides for unlimited deposit insurance coverage on non-interest bearing transaction accounts at all insured depository institutions effective December 31, 2010 through December 31, 2012. Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund (DIF) will be calculated. Under the amendments, which became effective on April 1, 2011, the FDIC assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. The Dodd-Frank Act also changed the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds by September 30, 2020.

Interest on Demand Deposits. The Dodd-Frank Act provided that beginning July 21, 2011 depository institutions were permitted to pay interest on business demand deposits with no limit on the number of monthly withdrawals. Prior to July 21, 2011, we entered into securities repurchase agreements with business customers in order to allow them to earn interest on their excess funds. With the prohibition of paying interest now removed, we have been able to pay interest on our customers’ deposits without the need to enter into a securities repurchase agreement. During 2011, approximately $38 million in liabilities previously classified as “securities sold under agreements to repurchase” were moved to the “NOW” deposit account category. At this time, we do not expect a material increase in total interest expense, only an insignificant amount of reclassification among interest expense categories, as a result of these changes.

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

The Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent Consumer Financial Protection Bureau (CFPB) within the FRB. The CFPB’s responsibility is to establish, implement and enforce rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes that govern products and services banks offer to consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations the CFPB will promulgate and state attorney generals will have the authority to enforce consumer protection rules the CFPB adopts against state-chartered institutions and national banks. Compliance with any such new regulations established by the CFPB and/or states could reduce our revenue, increase our cost of operations, and limit our ability to expand into certain products and services.

Debit Card Interchange Fees. The Dodd-Frank Act gives the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. While we are not directly subject to these rules for so long as our assets do not exceed $10 billion, our activities as a debit card issuer may nevertheless be indirectly impacted by the change in the applicable debit card market caused by these regulations, which may require us to match any new lower fee structure implemented by larger financial institutions in order to remain competitive in the future. The new caps on interchange fees for banks with assets greater than $10 billion became effective October 1, 2011. To date, the Company has not noted any significant indirect negative effects of the interchange fee caps that are applicable to the larger financial institutions.

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

Many of the requirements of the Dodd-Frank Act will be subject to implementation over the course of several years. While we do not currently expect the final requirements of the Dodd-Frank Act to have a material adverse impact on the Company, we do expect them to negatively impact our profitability, require changes to certain of our business practices, including limitations on fee income opportunities, and impose more stringent capital, liquidity and leverage requirements upon the Company. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with the new statutory and regulatory requirements.

Automated Overdraft Payment Regulation

In recent years, the Federal Reserve and FDIC have enacted consumer protection regulations related to automated overdraft payment programs offered by financial institutions. In November 2009, the Federal Reserve amended its Regulation E to prohibit financial institutions, including the Company, from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Regulation E amendments also require financial institutions to provide consumers with a notice that explains the financial institution’s overdraft services, including the fees associated with the service and the consumer’s choices. We have completed implementation of the changes as required by the Regulation E amendments, which resulted in reductions to overdraft fees that we were able to collect beginning in the second half of 2010.

In November 2010, the FDIC supplemented the Regulation E amendments by requiring FDIC-supervised institutions, including the Bank, to implement additional changes relating to automated overdraft payment programs by July 1, 2011. The most significant of these changes require financial institutions to monitor overdraft payment programs for “excessive or chronic” customer use and undertake “meaningful and effective” follow-up action with customers that overdraw their accounts more than six times during a rolling 12-month period. The additional guidance also imposes daily limits on overdraft charges, requires institutions to review and modify check-clearing procedures, prominently distinguish account balances from available overdraft coverage amounts and requires increased board and management oversight regarding overdraft payment programs. We have now implemented the supplemental requirements of the Regulation E amendments, which resulted in further reductions to the amount of overdraft fees we were able to collect beginning in July 2011.

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

Item 1A. Risk Factors

An investment in our common stock involves certain risks. Before you invest in our common stock, you should be aware that there are various risks, including those described below, which could affect the value of your investment in the future. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The risk factors described in this section, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that could have a material adverse effect on our business, including our operating results and financial condition. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially or adversely affect our business, financial condition, and results of operations. The value or market price of our common stock could decline due to any of these identified or other unidentified risks.

Difficult market conditions and economic trends have adversely affected our industry and our business.

A general economic downturn began in the latter half of 2007. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage loans, especially land development loans, and resulted in significant write-downs of assets by many financial institutions. In addition, the value of real estate collateral supporting many loans has declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and high unemployment rates have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. While there have been recent signs of recovery in the national economy, the economic conditions in our market area do not seem to have improved. We believe that the economic downtrends are largely responsible for the deterioration in loan quality that we experienced over the past three years, including higher levels of loan charge-offs, higher levels of nonperforming assets, and higher provisions for loan losses. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of confidence, increased market volatility and widespread reduction in general business activity. Financial institutions, including us, have experienced a decrease in access to borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets have adversely affected, and may continue to adversely affect, our business, financial condition, results of operations and stock price.

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

Like many businesses, our overall success is partially dependent on the economic conditions in the marketplace where we operate. Our marketplace is predominately concentrated in the central Piedmont and coastal regions of North Carolina. These regions continue to experience recessionary economic conditions, which we believe is a factor in our increases in borrower delinquencies, nonperforming assets, and loan losses during 2009, 2010, and 2011 compared to recent prior years. If economic conditions in our marketplace worsen, it would likely have an adverse impact on us. In particular, if economic conditions related to real estate values in our marketplace were to worsen, our loan losses would likely increase. At December 31, 2011, approximately 90% of our loans were secured by real estate collateral, which means that additional decreases in real estate values would have an adverse impact on our operations.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

We have goodwill recorded on our balance sheet as an asset with a carrying value as of December 31, 2011 of $65.8 million. Under generally accepted accounting principles, goodwill is required to be tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The test for goodwill impairment involves comparing the fair value of a company’s reporting units to their respective carrying values. For our company, our community banking operation is our only material reporting unit. The price of our common stock is one of several measures available for estimating the fair value of our community banking operations. For much of 2009, 2010 and 2011, the stock market value of our common stock traded below the book value of our company. Subject to the results of other valuation techniques, if this situation persists or worsens, this could indicate that our next test of goodwill will result in a determination that there is impairment. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which could have a negative impact on our results of operations.

We may be subject to more stringent capital requirements.

We are subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which we must maintain. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. In light of proposed changes to regulatory capital requirements contained in the Dodd-Frank Act and the regulatory accords on international banking institutions formulated by the Basel Committee and implemented by the Federal Reserve, we likely will be required to satisfy additional, more stringent, capital adequacy standards. The ultimate impact of the new capital standards on us cannot be determined at this time and will depend on a number of factors, including the treatment and implementation by U.S. banking regulators. These requirements, however, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or raise capital, including in ways that may adversely affect our financial condition or results of operations.

We might be required to raise additional capital in the future, but that capital may not be available or may not be available on terms acceptable to us when it is needed.

We are required to maintain adequate capital levels to support our operations. In the future, we might need to raise additional capital to support growth, absorb loan losses, or meet more stringent capital requirements. Our access to capital markets has remained limited for most of the past three years (excluding the Treasury’s Capital Purchase Program and the Small Business Lending Fund). Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot be certain of our ability to raise additional capital in the future if needed or on terms acceptable to us. If we cannot raise additional capital when needed, our ability to conduct our business could be materially impaired.

The soundness of other financial institutions could adversely affect us.

Since the middle of 2007, the financial services industry as a whole, as well as the securities markets generally, have been materially adversely affected by substantial declines in the values of nearly all asset classes and by a significant lack of liquidity. Financial institutions, especially in North Carolina and the rest of the Southeast, have been subject to increased volatility and an overall loss in investor confidence. Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and investment banks. Defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. We can make no assurance that any such losses would not materially and adversely affect our business, financial condition or results of operations.

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

Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of our assets and the determination of the level of allowance for loan losses. Changes in the regulations that apply to us, or changes in our compliance with regulations, could have a material impact on our operations.

Financial reform legislation enacted by the U.S. Congress, and further changes in regulation to which we are exposed, will result in additional new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act has and will continue to significantly change bank regulatory structure and affect lending, deposit, investment, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing the rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. See “Legislative and Regulatory Developments – Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010” above for additional information regarding the Dodd-Frank Act.

The Dodd-Frank Act also created the Consumer Financial Protection Bureau and gave it broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Additionally, the Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.

Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America. The agencies regulating the financial services industry also periodically adopt changes to their regulations. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. In addition, it is expected that such regulatory changes will increase our operating and compliance cost. We can provide no assurance regarding the manner in which new laws and regulations will affect us.

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

We establish and maintain systems of internal operational controls that provide us with timely and accurate information about our level of operational risk. Although not foolproof, these systems have been designed to manage operational risk at appropriate, cost-effective levels. Procedures exist that are designed to ensure that policies relating to conduct, ethics, and business practices are followed. From time to time, losses from operational risk may occur, including the effects of operational errors. In 2011, we experienced a fraud loss of $1 million involving the circumvention of internal controls by an employee. We continually monitor and improve our internal controls, data processing systems, and corporate-wide processes and procedures, but there can be no assurance that future losses will not occur.

Negative public opinion regarding our company and the financial services industry in general, could damage our reputation and adversely impact our earnings.

Reputation risk, or the risk to our business, earnings and capital from negative public opinion regarding our company and the financial services industry in general, is inherent in our business. Negative public opinion can result from actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action. Although we have taken steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.

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

Our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, our business and a negative impact on our results of operations.

We rely heavily on communications and information systems to conduct our business. Our daily operations depend on the operational effectiveness of our technology. We rely on our systems to accurately track and record our assets and liabilities. Any failure, interruption or breach in security of our computer systems or outside technology, due to severe weather, natural disasters, acts of war or terrorism, criminal activity or other factors, could result in failures or disruptions in general ledger, deposit, loan, customer relationship management, and other systems leading to inaccurate financial records. This could materially affect our business operations and financial condition. While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of any failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations.

In addition, the Bank provides its customers the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. While we use qualified third party vendors to test and audit our network, our network could become vulnerable to unauthorized access, computer viruses, phishing schemes and other security issues. The Bank may be required to spend significant capital and other resources to alleviate problems caused by security breaches or computer viruses. To the extent that the Bank activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Bank to claims, litigation, and other potential liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Bank’s systems and could adversely affect its reputation and its ability to generate deposits.

Our potential inability to integrate companies we may acquire in the future could expose us to financial, execution, and operational risks that could negatively affect our financial condition and results of operations. Acquisitions may be dilutive to common shareholders and FDIC-assisted transactions have additional compliance risk that other acquisitions do not have.

On occasion, we may engage in a strategic acquisition when we believe there is an opportunity to strengthen and expand our business. In addition, such acquisitions may involve the issuance of stock, which may have a dilutive effect on earnings per share. To fully benefit from such acquisition, however, we must integrate the administrative, financial, sales, lending, collections, and marketing functions of the acquired company. If we are unable to successfully integrate an acquired company, we may not realize the benefits of the acquisition, and our financial results may be negatively affected. A completed acquisition may adversely affect our financial condition and results of operations, including our capital requirements and the accounting treatment of the acquisition. Completed acquisitions may also lead to exposure from potential asset quality issues, losses of key employees or customers, difficulty and expense of integrating operations and systems, and significant unexpected liabilities after the consummation of these acquisitions. In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in a goodwill impairment charge, which would adversely affect our results of operations.

We may have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. Although these transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, we are (and would be in future transactions) subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the time frames we expect. In addition, ongoing compliance risk under the loss-share agreement with the FDIC is considerable and the event of noncompliance could result in coverage under the loss-share being disallowed, thus increasing the actual losses to the Bank. Our inability to overcome these risks could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The main offices of the Company and the Bank are owned by the Bank and are located in a three-story building in the central business district of Troy, North Carolina. The building houses administrative and bank teller facilities. The Bank’s Operations Division, including customer accounting functions, offices for information technology operations, and offices for loan operations, are housed in two one-story steel frame buildings approximately one-half mile west of the main office. Both of these buildings are owned by the Bank. The Company operates 97 bank branches. The Company owns all of its bank branch premises except eight branch offices for which the land and buildings are leased and ten branch offices for which the land is leased but the building is owned. The Company also leases one loan production office. There are no options to purchase or lease additional properties. The Company considers its facilities adequate to meet current needs and believes that lease renewals or replacement properties can be acquired as necessary to meet future needs.

Item 3. Legal Proceedings

Various legal proceedings may arise in the ordinary course of business and may be pending or threatened against the Company and its subsidiaries. However, neither the Company nor any of its subsidiaries is involved in any pending legal proceedings that management believes could have a material effect on the consolidated financial position of the Company. If an exposure were to be identified, it is the Company’s policy to establish and accrue appropriate reserves during the accounting period in which a loss is deemed to be probable and the amount is determinable.

There were no tax shelter penalties assessed by the Internal Revenue Service against the Company during the year ended December 31, 2011.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market under the symbol FBNC. Table 22, included in “Management’s Discussion and Analysis” below, sets forth the high and low market prices of our common stock as traded by the brokerage firms that maintain a market in our common stock and the dividends declared for the periods indicated. We paid a cash dividend of $0.08 per share for each quarter of 2011. For the foreseeable future, it is our current intention to continue to pay cash dividends of $0.08 per share on a quarterly basis. See “Business - Supervision and Regulation” above and Note 16 to the consolidated financial statements for a discussion of other regulatory restrictions on the Company’s payment of dividends. As of December 31, 2011, there were approximately 2,600 shareholders of record and another 3,500 shareholders whose stock is held in “street name.” There were no sales of unregistered securities during the year ended December 31, 2011.

Additional Information Regarding the Registrant’s Equity Compensation Plans

At December 31, 2011, the Company had four equity-based compensation plans, one of which was assumed in a corporate acquisition. The Company’s 2007 Equity Plan is the only one of the four plans under which new grants of equity-based awards are possible.

The following table presents information as of December 31, 2011 regarding shares of the Company’s stock that may be issued pursuant to the Company’s equity based compensation plans. The table does not include information with respect to shares subject to outstanding options granted under a stock incentive plan assumed by the Company in connection with the acquisition of the company that originally granted those options. Footnote (2) to the table indicates the total number of shares of common stock issuable upon the exercise of options under the assumed plan as of December 31, 2011, and the weighted average exercise price of those options. No additional options may be granted under the assumed plan. At December 31, 2011, the Company had no warrants or stock appreciation rights outstanding under any compensation plans.

	As of December 31, 2011
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	489,078	$18.98	906,268
Equity compensation plans not approved by security holders	—	—	—
Total (2)	489,078	$18.98	906,268

(1) Consists of (A) the Company’s 2007 Equity Plan, which is currently in effect; (B) the Company’s 2004 Stock Option Plan; and (C) the Company’s 1994 Stock Option Plan, each of which was approved by our shareholders.

(2) The table does not include information for stock incentive plans that the Company assumed in connection with mergers and acquisitions of the companies that originally established those plans. As of December 31, 2011, a total of 4,788 shares of common stock were issuable upon exercise under an assumed plan. The weighted average exercise price of those outstanding options is $12.90 per share. No additional options may be granted under the assumed plan.

Performance Graph

The performance graph shown below compares the Company’s cumulative total return to shareholders for the five-year period commencing December 31, 2006 and ending December 31, 2011, with the cumulative total return of the Russell 2000 Index (reflecting overall stock market performance of small-capitalization companies), and an index of banks with between $1 billion and $5 billion in assets, as constructed by SNL Securities, LP (reflecting changes in banking industry stocks). The graph and table assume that $100 was invested on December 31, 2006 in each of the Company’s common stock, the Russell 2000 Index, and the SNL Bank Index, and that all dividends were reinvested.

First Bancorp

Comparison of Five-Year Total Return Performances (1)

Five Years Ending December 31, 2011

	Total Return Index Values (1) December 31,
	2006	2007	2008	2009	2010	2011
First Bancorp	$100.00	89.78	91.21	70.97	79.54	59.64
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
SNL Index-Banks between $1 billion and $5 billion	100.00	72.84	60.42	43.31	49.09	44.77

Notes:

(1)	Total return indices were provided from an independent source, SNL Securities LP, Charlottesville, Virginia, and assume initial investment of $100 on December 31, 2006, reinvestment of dividends, and changes in market values. Total return index numerical values used in this example are for illustrative purposes only.

Issuer Purchases of Equity Securities

Pursuant to authorizations by the Company’s board of directors, the Company has from time to time repurchased shares of common stock in private transactions and in open-market purchases. The most recent board authorization was announced on July 30, 2004 and authorized the repurchase of 375,000 shares of the Company’s stock. The Company repurchased approximately 20,000 shares of its common stock during the quarter ended December 31, 2011.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2011 to October 31, 2011)	—	$—	—	234,667
Month #2 (November 1, 2011 to November 30, 2011)	—	—	—	234,667
Month #3 (December 1, 2011 to December 31, 2011) (3)	20,278	11.24	—	214,389
Total	20,278	$11.24	—	214,389

Footnotes to the Above Table

(1)	All shares available for repurchase are pursuant to publicly announced share repurchase authorizations. On July 30, 2004, the Company announced that its board of directors had approved the repurchase of 375,000 shares of the Company’s common stock. The repurchase authorization does not have an expiration date. There are no plans or programs the Company has determined to terminate prior to expiration, or under which the Company does not intend to make further purchases.

(2)	The table above does not include shares that were used by option holders to satisfy the exercise price of the call options issued by the Company to its employees and directors pursuant to the Company’s stock option plans. There were no such exercises during the three months ended December 31, 2011.

(3)	The repurchases during December 2011 relate to shares of stock that employees of the Company sold back to the Company in order to fund the taxes due on shares of restricted stock that became fully vested during December 2011.

Item 6. Selected Consolidated Financial Data

Table 1 on page 65 of this report sets forth the selected consolidated financial data for the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis is intended to assist readers in understanding our results of operations and changes in financial position for the past three years. This review should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 83 of this report and the supplemental financial data contained in Tables 1 through 22 included with this discussion and analysis.

Overview - 2011 Compared to 2010

Net income for 2011 increased by 27.3% over 2010. Earnings for 2011 were impacted by a bargain purchase gain and accelerated accretion on our preferred stock discount (see discussion below).

Financial Highlights
($ in thousands except per share data)	2011	2010	Change

Earnings
Net interest income	$132,203	127,354	3.8%
Provision for loan losses – non-covered	28,525	33,646	-15.2%
Provision for loan losses - covered	12,776	20,916	-38.9%
Noninterest income	26,216	29,106	-9.9%
Noninterest expenses	96,106	86,956	10.5%
Income before income taxes	21,012	14,942	40.6%
Income tax expense	7,370	4,960	48.6%
Net income	13,642	9,982	36.7%
Preferred stock dividends	(3,234)	(3,250)
Accretion of preferred stock discount	(2,932)	(857)
Net income available to common shareholders	$7,476	5,875	27.3%

Net income per common share
Basic	$0.44	0.35	25.7%
Diluted	0.44	0.35	25.7%

At Year End
Assets	$3,290,474	3,278,932	0.4%
Loans	2,430,386	2,454,132	-1.0%
Deposits	2,755,037	2,652,513	3.9%

Ratios
Return on average assets	0.23%	0.18%
Return on average common equity	2.59%	2.05%
Net interest margin (taxable-equivalent)	4.72%	4.39%

The following is a more detailed discussion of our results for 2011 compared to 2010:

For the year ended December 31, 2011, we reported net income available to common shareholders of $7.5 million compared to $5.9 million reported for 2010. Earnings per diluted common share were $0.44 for the year ended December 31, 2011 compared to $0.35 for 2010. In the first quarter of 2011, we realized a $10.2 million bargain purchase gain related to the acquisition of a failed bank, which is recorded in noninterest income. The after-tax impact of this gain on net income was $6.2 million, or $0.37 per diluted common share.

In the third quarter of 2011, we recorded $2.3 million of accelerated accretion of the discount remaining on the preferred stock that was redeemed during the quarter. This stock was originally issued to the U.S. Treasury in January 2009 as part of the program known as TARP. When this preferred stock was redeemed, the remaining discount that was recorded upon the issuance of the stock, which had been on a five year accretion schedule, was immediately accreted as a reduction to net income available to common shareholders. Total discount accretion of the preferred stock for 2011 was $2.9 million, or $0.17 per diluted common share.

In both 2011 and 2010, we experienced significant write-downs and losses associated with loans and foreclosed properties that were assumed in two failed bank acquisitions. The amounts of the write-downs and losses were less in 2011 than in 2010, but continued to significantly impact our earnings.

We note that our results of operation are significantly affected by the on-going accounting for the two FDIC-assisted failed bank acquisitions that we have completed. In the discussion below, the term “covered” is used to describe assets included as part of FDIC loss share agreements, which generally result in the FDIC reimbursing the Company for 80% of losses incurred.

For covered loans that deteriorate in terms of repayment expectations, we record immediate allowances through the provision of loan losses. For covered loans that experience favorable changes in credit quality compared to what was expected at the acquisition date, including loans that payoff, we record positive adjustments to interest income over the life of the respective loan – also referred to as loan discount accretion. For foreclosed properties that are sold at gains or losses or that are written down to lower values, we record gains/losses within noninterest income.

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

Total assets at December 31, 2011 amounted to $3.3 billion, a 0.4% increase from a year earlier. Total loans at December 31, 2011 amounted to $2.4 billion, a 1.0% decrease from a year earlier, and total deposits amounted to $2.8 billion at December 31, 2011, a 3.9% increase from a year earlier.

Since the onset of the recession, we have generally experienced declines in loans and deposits. Normal loan paydowns, loan charge-offs, and loan foreclosures have exceeded new loan growth, which has provided the liquidity to lessen our reliance on high cost deposits. However, for the last half of 2011, we experienced modest growth in our non-covered loan portfolio, which increased $28 million from June 30, 2011 through year end. We are actively pursuing lending opportunities in order to improve our asset yields, as well as to potentially decrease the dividend rate on our preferred stock, as discussed in Note 19 to the consolidated financial statements. Brokered deposits remained at a low level at December 31, 2011, comprising just 5.7% of total deposits, with internet deposits comprising an additional 1.1%.

Net interest income for the year ended December 31, 2011 amounted to $132.2 million, an increase of $4.8 million, or 3.8%, from 2010. The higher net interest income was primarily caused by an increase in 2011 in the amount of discount accretion on loans purchased in failed bank acquisitions. Loan discount accretion amounted to $11.6 million for 2011 compared to $7.6 million in 2010, an increase of $4 million. As previously discussed, the impact of changes in discount accretion on pretax income is only 20% of the gross amount of the change. See “Net Interest Income” below for additional information.

Our net interest margin (tax-equivalent net interest income divided by average earnings assets) for 2011 was 4.72% compared to 4.39% for 2010. The higher margin was primarily due to the aforementioned increase in loan discount accretion, as well as a decline in funding costs.

Our provisions for loan losses remain elevated compared to historical levels, primarily due to continued high unemployment rates and ongoing declines in property values in our market area that negatively impact collateral dependent real estate loans. Our provision for loan losses for non-covered loans amounted to $28.5 million for 2011 compared to $33.6 million recorded in 2010. The lower provision in 2011 was primarily due to stabilization in overall loan quality and lower levels of non-covered nonperforming loans.

We recorded $12.8 million in provision for loan losses on covered loans during 2011 compared to $20.9 million recorded in 2010. The lower provision in 2011 was due to declines in covered nonperforming loans resulting from the resolution of a significant amount of these loans through a combination of charge-offs and foreclosures.

Our non-covered nonperforming assets at December 31, 2011 amounted to $122 million compared to $117 million at December 31, 2010. At December 31, 2011, the ratio of non-covered nonperforming assets to total non-covered assets was 4.30% compared to 4.16% at December 31, 2010.

Our covered nonperforming assets at December 31, 2011 amounted to $141 million compared to $168 million at December 31, 2010.

Noninterest income for the year ended December 31, 2011 amounted to $26.2 million compared to $29.1 million for 2010. The decline in noninterest income in 2011 is primarily due to lower amounts of indemnification asset income recorded. As previously discussed, when we anticipate receiving additional amounts from the FDIC because of new losses identified in our covered loan and foreclosed property portfolios, we record indemnification asset income for 80% of the expected loss. In 2011, fewer new losses were identified compared to 2010, and thus less indemnification asset income was recorded.

Noninterest expenses for the year ended December 31, 2011 amounted to $96.1 million, a 10.5% increase from the $87.0 million recorded in 2010. The majority of the increase relates to personnel expense, which increased partially due to employees joining the Company in the 2011 Bank of Asheville acquisition. We also experienced higher employee medical expense due to higher claims in 2011 compared to 2010. We have also progressively built our infrastructure to manage increased compliance burdens, collection activities and the overall growth of the Company, and to prepare for future growth, which has generally resulted in higher expenses across all categories.

Our effective tax rates were 35.1% and 33.2% for the years ended December 31, 2011 and 2010, respectively.

Overview – 2010 Compared to 2009

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

Financial Highlights
($ in thousands except per share data)	2010	2009	Change

Earnings
Net interest income	$127,354	107,096	18.9%
Provision for loan losses – non-covered	33,646	20,186	66.7%
Provision for loan losses - covered	20,916	—	n/m
Noninterest income	29,106	89,518	-67.5%
Noninterest expenses	86,956	78,551	10.7%
Income before income taxes	14,942	97,877	-84.7%
Income tax expense	4,960	37,618	-86.8%
Net income	9,982	60,259	-83.4%
Preferred stock dividends	(3,250)	(3,169)
Accretion of preferred stock discount	(857)	(803)
Net income available to common shareholders	$5,875	56,287	-89.6%

Net income per common share
Basic	$0.35	3.38	-89.6%
Diluted	0.35	3.37	-89.6%

At Year End
Assets	$3,278,932	3,545,356	-7.5%
Loans	2,454,132	2,652,865	-7.5%
Deposits	2,652,513	2,933,108	-9.6%

Ratios
Return on average assets	0.18%	1.82%
Return on average common equity	2.05%	22.55%
Net interest margin (taxable-equivalent)	4.39%	3.81%

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

Earnings reported for 2010 were impacted by write-downs of foreclosed properties that were assumed in our 2009 failed bank acquisition and also by higher provisions for loan losses related both to loans acquired in the failed bank acquisition and to our legacy loans (loans not obtained in the failed bank acquisition).

Total assets at December 31, 2010 amounted to $3.3 billion, a 7.5% decrease from a year earlier. Total loans at December 31, 2010 amounted to $2.5 billion, a 7.5% decrease from a year earlier, and total deposits amounted to $2.7 billion at December 31, 2010, a 9.6% decrease from a year earlier. The contraction of our balance sheet was primarily a result of weak loan demand during 2010, which allowed us to lessen our reliance on higher cost sources of funding.

We began experiencing a general decline in loans beginning in 2009 as the full effect of the recession took hold. Loans declined approximately $199 million, or 7.5%, in 2010.

Our deposits declined $281 million, or 9.6%, in 2010. The decrease was primarily associated with time deposits, which are generally our highest cost source of funds. We also experienced a $70 million decrease in our NOW accounts during 2010, primarily as a result of the expiration of certain provisions of the FDIC transaction account guarantee program.

Net interest income for the year ended December 31, 2010 amounted to $127.4 million, an 18.9% increase from 2009. The increase in net interest income was primarily due to 1) a higher net interest margin, and 2) the higher average balances of loans and deposits realized from the June 2009 Cooperative Bank acquisition.

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

The economic environment, including its unfavorable effect on real estate values, resulted in an increase in our loan losses and nonperforming assets, which led to significantly higher provisions for loan losses in 2010. Our provision for loan losses amounted to $54.6 million for 2010 compared to $20.2 million recorded in 2009. In 2010, our provision for loan losses was comprised of $33.6 million in provisions related to non-covered loans and $20.9 million related to covered loans, whereas in prior years the provision only related to non-covered loans.

We recorded $33.6 million and $20.2 million in provision for loan losses during 2010 and 2009, respectively, for non-covered loans. The higher provisions for loan losses were necessary primarily as a result of higher levels of classified and nonperforming assets and the impact of declining real estate values on our collateral dependent real estate loans.

We recorded $20.9 million in provision for loan losses during 2010 related to covered loans that experienced credit quality deterioration. The credit quality deterioration primarily related to collateral dependent loans for which we received updated appraisals during 2010 that reflected lower valuations.

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

Noninterest expenses for the year ended December 31, 2010 amounted to $87.0 million, a 10.7% increase from the $78.6 million recorded in 2009. Incremental operating expenses associated with the failed bank acquisition were the primary reason for the increases in 2010. Included in other operating expenses for 2010 were approximately $2.6 million in costs (net of FDIC reimbursements) associated with collection activities on loans and foreclosed properties covered by FDIC loss share agreements, compared to $0.8 million in 2009.

Our effective tax rates were 33.2% and 38.4% for the years ended December 31, 2010 and 2009, respectively. The lower effective tax rate in 2010 was primarily due to increased investment holdings of tax-exempt municipal securities.

Outlook for 2012

We expect the banking industry, particularly in our region, to continue to face significant challenges in 2012. While there has been some favorable national economic data reported in recent months, we have seen little, if any, improvement in the unfavorable economic statistics affecting our region. These include unemployment rates, housing starts, home prices, and the number of personal and business bankruptcies. We believe that the Carolinas and Virginia may have been relatively late to experience the downturn in the national economy and that this region is lagging the rest of the country in recovery. Thus, we believe that our loan losses will continue to remain at elevated levels compared to historical norms. We also expect that the weak economy will continue to result in low loan demand.

We believe that regulatory reform will negatively impact our earnings. The regulatory climate is not favorable for banks. We expect additional overhead costs will be necessary to comply with all of the new regulations expected to arise directly or indirectly from the Dodd-Frank Act.

In 2009 and 2011 we acquired failed banks with approximately $959 and $193 million in assets, respectively. These acquisitions resulted in significant volatility to our earnings in 2009, 2010, and 2011, primarily as a result of the bargain purchase gains recorded on the acquisition dates that increased earnings and write-downs of foreclosed properties in 2010 and 2011 that negatively impacted earnings. While we expect the acquisitions to eventually be accretive to earnings on a consistent basis, we believe that they may continue to add volatility to our reported earnings in 2012. The volatility may be positive to earnings, which would most likely occur if the credit quality of the acquired loans improves, or negative to earnings, which would most likely occur if the credit quality of the acquired loans deteriorates or if the properties we have foreclosed on continue to decline in value.

Critical Accounting Policies

The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry. Certain of these principles involve a significant amount of judgment and may involve the use of estimates based on our best assumptions at the time of the estimation. The allowance for loan losses, intangible assets, and the fair value and discount accretion of loans acquired in FDIC-assisted transactions are three policies we have identified as being more sensitive in terms of judgments and estimates, taking into account their overall potential impact to our consolidated financial statements.

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

Our determination of the adequacy of the allowance is based primarily on a mathematical model that estimates the appropriate allowance for loan losses. This model has two components. The first component involves the estimation of losses on non-single family home loans or relationships greater than $500,000 that are defined as “impaired loans.” A loan is considered to be impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The estimated valuation allowance is the difference, if any, between the loan balance outstanding and the value of the impaired loan as determined by either 1) an estimate of the cash flows that we expect to receive from the borrower discounted at the loan’s effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral.

The second component of the allowance model is an estimate of losses for impaired single family home loans, impaired loans or relationships less than $500,000, and all loans not considered to be impaired loans. Impaired single family home loans, impaired loans or relationships less than $500,000, and loans that we have classified as having normal credit risk are segregated by loan type, and estimated loss percentages are assigned to each loan type, based on the historical losses, current economic conditions, and operational conditions specific to each loan type. Loans that we have risk graded as having more than “standard” risk but not considered to be impaired are segregated between those relationships with outstanding balances exceeding $500,000 and those that are less than that amount. For those loan relationships with outstanding balances exceeding $500,000, we review the attributes of each individual loan and assign any necessary loss reserve based on various factors including payment history, borrower strength, collateral value, and guarantor strength. For loan relationships less than $500,000 with more than standard risk but not considered to be impaired, loss percentages are based on a multiple of the estimated loss rate for loans of a similar loan type with normal risk. The multiples assigned vary by type of loan, depending on risk, and we have consulted with an external credit review firm in assigning those multiples.

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

At our last goodwill impairment evaluation as of September 30, 2011, we determined the fair value of our community banking operation was approximately $18.50 per common share, or 8% higher, than the $17.08 stated book value of our common stock at the date of valuation. To assist us in computing the fair value of our community banking operation, we engaged a consulting firm who used various valuation techniques as part of their analysis, which resulted in the conclusion of the $18.50 value.

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

Fair Value and Discount Accretion of Loans Acquired in FDIC-Assisted Transactions

We consider the determination of the initial fair value of loans acquired in FDIC-assisted transactions, the initial fair value of the related FDIC indemnification asset, and the subsequent discount accretion of the purchased loans to involve a high degree of judgment and complexity. We determine fair value accounting estimates of newly assumed assets and liabilities in accordance with relevant accounting guidance. However, the amount that we realize on these assets could differ materially from the carrying value reflected in our financial statements, based upon the timing of collections on the acquired loans in future periods. To the extent the actual values realized for the acquired loans are different from the estimates, the FDIC indemnification asset will generally be impacted in an offsetting manner due to the loss-sharing support from the FDIC.

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

Merger and Acquisition Activity

In both 2009 and 2011 we completed a FDIC-assisted transaction of a failed bank. There were no significant acquisitions in 2010. The results of each acquired company/branch are included in our financial statements beginning on their respective acquisition dates. See Note 2 to the consolidated financial statements for additional information regarding these acquisitions.

In October 2011, we announced that we had entered into a Branch Purchase and Assumption Agreement with Waccamaw Bank, headquartered in Whiteville, North Carolina. The agreement provides for First Bank to acquire eleven branches from Waccamaw Bank, which includes assuming all deposits, selected performing loans, and all premises and equipment. Deposits total approximately $180 million and loans total approximately $98 million. This transaction is subject to regulatory approval and other customary conditions. See Note 2 to the consolidated financial statements for additional information.

FDIC Indemnification Asset

As previously discussed, on June 19, 2009 and January 21, 2011, we acquired substantially all of the assets and liabilities of Cooperative Bank and The Bank of Asheville, respectively, in FDIC-assisted transactions. For each transaction, the loans and foreclosed real estate purchased are covered by two loss share agreements with the FDIC, which afford First Bank significant loss protection. Under the Cooperative Bank loss share agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $303 million, and 95% of losses in excess of that amount. Under The Bank of Asheville loss share agreements, the FDIC will cover 80% of all covered loan and foreclosed real estate losses. For both transactions, the loss share reimbursements are applicable for ten years for single family home loans and five years for all other loans.

We have recorded a FDIC indemnification asset related to the two transactions to account for payments that we expect to receive from the FDIC related to the loss share agreements. The carrying value of this receivable at each period end is the sum of: 1) actual claims that have been submitted to the FDIC for reimbursement that have not yet been received and 2) our estimated amount of loan and other real estate losses covered by the agreements multiplied by the FDIC reimbursement percentage.

At December 31, 2011 and 2010, the FDIC indemnification asset was comprised of the following components:

($ in thousands)	2011	2010
Receivable related to claims submitted, not yet received	$13,377	30,201
Receivable related to estimated future claims on loans	90,275	86,966
Receivable related to estimated future claims on other real estate owned	18,025	6,552
FDIC indemnification asset	$121,677	123,719

As of each acquisition date, based on the losses inherent in the covered assets and what we estimated we would receive as payments from the FDIC, we recorded a “FDIC Indemnification Asset.” Since that time, we have recorded adjustments to the indemnification asset as discussed below.

The FDIC indemnification asset has been adjusted upwards in the following circumstances:

1) Deterioration of credit quality of covered loans – As of the acquisition dates, we recorded the loans acquired from Cooperative Bank and The Bank of Asheville on our books at a fair value that was $227.9 million and $51.7 million, respectively, less than the contractual amounts due from the borrowers, which was our estimate of the loan losses inherent in the portfolio. As the credit quality of these portfolios change and better information is obtained about likely losses, some loans have better repayment expectations than we originally projected and some loans have worse repayment expectations than originally projected. For loans with worse repayment expectations, we record provisions for loan losses with corresponding increases to the FDIC indemnification asset by recording noninterest income in proportion to the reimbursement percentage. In 2011 and 2010, we recorded provisions for loan losses on covered loans amounting to $12.8 million and $20.9 million, respectively, which resulted in an adjustment to the FDIC indemnification asset of $10.2 million and $16.7 million, respectively. There were no such adjustments in 2009.

2) Write-downs and losses on foreclosed properties – When we foreclose on delinquent borrowers, we initially record the foreclosed property at the lower of book or fair value (based on current appraisals), with any deficiency recorded as a charge-off. Subsequent to the foreclosure, we periodically order updated appraisals and if the appraisal indicates a fair value lower than our carrying value, we must write the property down. Also, periodically we sell foreclosed properties that result in losses. Each of these situations results in the Company recording losses on other real estate owned with a corresponding increase to the FDIC indemnification asset by recording noninterest income in proportion to the reimbursement percentage. In 2011 and 2010, we recorded losses and write downs on covered foreclosed properties amounting to $24.5 million and $34.5 million, respectively, which resulted in upward adjustments to the FDIC indemnification asset of $19.6 million and $27.6 million, respectively. There were no such adjustments in 2009.

3) Expenses incurred related to collection activities on covered assets – As a result of our collection efforts, we incur expenses such as legal fees, property taxes and appraisal costs. Many of these expenses are reimbursable by the FDIC. These expenses are recorded as “other” noninterest expenses and a corresponding increase is made to increase the FDIC indemnification asset by reducing the gross collection expenses by the amount expected to be reimbursed by the FDIC for eligible expenses. In 2011, 2010 and 2009, we incurred $8.5 million, $5.5 million, and $2.1 million in gross collection expenses related to covered assets, respectively, and reduced that amount by $5.7 million, $2.9 million and $1.3 million in FDIC reimbursements, respectively.

The FDIC indemnification asset has been adjusted downwards in the following circumstances:

1) Receipt of cash from the FDIC related to claims submitted – On at least a quarterly basis, we submit eligible loss share claims to the FDIC. After reviewing and approving the claims, the FDIC wires us cash, which reduces the amount of the FDIC indemnification asset. In 2011, 2010 and 2009, we received $69.3 million, $46.7 million and $40.5 million in FDIC reimbursements, respectively.

2) Accretion of discount on acquired loans – As noted above, we recorded the acquired loans of the two transactions on our books at a fair value that was $280 million (in total) less than the contractual amounts due from the borrowers (the “discount”), which was our estimate of the loan losses inherent in the portfolio. As the credit quality of this portfolio changes and better information is obtained about likely losses, some loans have better repayment expectations than we originally projected and some loans have worse repayment expectations than originally projected (discussed above). For loans with improved repayment expectations, we are systematically reducing the discount over the life of the loan as it repays. For some loans, we have received complete payoffs at the contractual balance and the discount must be reduced to zero. When we reduce/accrete the discount, we do so by recognizing interest income in that same amount. When the expected losses on loans with improved repayment expectations becomes less than the original estimate, our expected reimbursement from the FDIC declines as well. Accordingly, we reduce the FDIC indemnification asset by the corresponding reimbursement percentage. In 2011, 2010 and 2009, we recorded discount accretion of $11.6 million, $7.6 million, and $1.5 million, respectively, which resulted in a reduction of FDIC indemnification asset of $9.3 million, $6.1 million, and $1.2 million, respectively.

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

The following presents a rollforward of the FDIC indemnification asset since the date of the Cooperative Bank acquisition on June 19, 2009.

($ in thousands)
Balance at June 19, 2009	$185,112
Decrease related to favorable change in loss estimates	(1,516)
Increase related to reimbursable expenses	1,300
Cash received	(40,500)
Accretion of loan discount	(1,175)
Balance at December 31, 2009	143,221
Increase related to unfavorable change in loss estimates	30,419
Increase related to reimbursable expenses	2,900
Cash received	(46,721)
Accretion of loan discount	(6,100)
Balance at December 31, 2010	123,719
Increase related to acquisition of The Bank of Asheville	42,218
Increase related to unfavorable change in loss estimates	29,814
Increase related to reimbursable expenses	5,725
Cash received	(69,339)
Accretion of loan discount	(9,278)
Other	(1,182)
Balance at December 31, 2011	$121,677

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

Net Interest Income

Net interest income on a reported basis amounted to $132.2 million in 2011, $127.4 million in 2010, and $107.1 million in 2009. For internal purposes and in the discussion that follows, we evaluate our net interest income on a tax-equivalent basis by adding the tax benefit realized from tax-exempt securities to reported interest income. Net interest income on a tax-equivalent basis amounted to $133.8 million in 2011, $128.7 million in 2010, and $107.9 million in 2009. Management believes that analysis of net interest income on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest amounts in different periods without taking into account the different mix of taxable versus non-taxable investments that may have existed during those periods. The following is a reconciliation of reported net interest income to tax-equivalent net interest income.

	Year ended December 31,
($ in thousands)	2011	2010	2009
Net interest income, as reported	$132,203	127,354	107,096
Tax-equivalent adjustment	1,556	1,316	818
Net interest income, tax-equivalent	$133,759	128,670	107,914

Table 2 analyzes net interest income on a tax-equivalent basis. Our net interest income on a tax-equivalent basis increased by 4.0% in 2011 and 19.2% in 2010. There are two primary factors that cause changes in the amount of net interest income we record - 1) changes in our loans and deposits balances, and 2) our net interest margin (tax-equivalent net interest income divided by average interest-earning assets).

For 2011, the increase in net interest income over the comparable period in 2010 was due to a higher net interest margin, which was partially offset by a lower level of earning assets due to a contraction of our balance sheet during 2011. In 2010, higher average loan and deposit balances increased net interest income. Also, the positive effects of the increased balances in 2010 were enhanced by a higher net interest margin.

Although our acquisition of The Bank of Asheville in early 2011 resulted in the addition of $102 million in loans, our average loan balances declined by $92 million during the year - from $2.55 billion in 2010 to $2.46 billion in 2011. We believe the decline in loans is primarily a direct and indirect result of the weak economy in our market area. During 2011, we charged-off $52 million in loans and foreclosed on another $76 million that reduced our loan balances, with a portion of the charge-off and foreclosure activity relating to our two FDIC failed bank acquisitions. Also, loan demand in most of our market areas remained weak, with the pace of loan principal repayments substantially offsetting new loan originations. With the decline in loans, we were able to lessen our reliance on higher cost sources of funding, including internet deposits and large denomination time deposits, which resulted in lower deposit balances (and, as discussed below, a lower average cost of funds).

Although loans and deposits outstanding decreased during calendar year 2010, the average balances of loans and deposits were both higher in 2010 than they were in 2009 as a result of the Cooperative Bank acquisition that occurred in mid-2009. The loans and deposits acquired in this acquisition impacted loan and deposit balances outstanding for all twelve months of 2010 and for the six month period subsequent to the June 2009 acquisition.

As illustrated in Table 3, the lower average loan and deposit balances negatively impacted net interest income in 2011, while higher balances positively impacted net interest income in 2010. In 2011, declines in interest-earning assets, primarily loans, resulted in a decrease in interest income of $4.4 million, while lower amounts of interest-bearing liabilities resulted in only $0.4 million of lower interest expense. As a result, the net impact of lower loans and deposits was a decrease in tax-equivalent net interest income of $4.0 million in 2011. In 2010, growth in interest-earning assets resulted in an increase in interest income of $6.1 million, while higher amounts of interest-bearing liabilities only resulted in $0.5 million in increased interest expense. As a result, the higher average balances of loans and deposits resulted in an increase in tax-equivalent net interest income of $5.6 million in 2010.

Table 3 also illustrates the impact that changes in the interest rates that we earned/paid had on our net interest income in 2010 and 2011. In both years, lower interest rates on deposits was the primary factor affecting net interest income. Although the prime rate of interest has not changed since 2008, interest rates on U.S. Treasury bonds and other interest-sensitive financial instruments have steadily declined since then, resulting in a generally lower interest rate environment. In both years, the progressively lower interest rate environment gave us the opportunity to reduce rates on matured time deposits, and we were also able to gradually reduce interest rates on demand deposits. In 2010, the lower interest rates reduced interest expense by $17.5 million and in 2011 the lower interest rates reduced interest expense by $7.9 million. The lower interest rate environment had much less impact on our interest income, with the impact of changes in interest rates lowering interest income by $2.3 million in 2010 and increasing it by $1.2 million in 2011. The lesser impact was due to continued use of interest rate floors on loans, as well as the effect of higher levels of loan discount accretion in both 2010 and 2011 (discussed below). Overall, changes in interest rates increased net interest income by $15.2 million in 2010 and $9.1 million in 2011.

We measure the spread between the yield on our earning assets and the cost of our funding primarily in terms of the ratio entitled “net interest margin” which is defined as tax-equivalent net interest income divided by average earning assets. Our net interest margin increased 33 basis points in 2011 to 4.72% from 4.39% in 2010. Our net interest margin was 3.81% in 2009.

The primary reason for the increases in our net interest margin has been that the yields on interest-earning assets have remained fairly stable over the past three years, ranging from 5.48% to 5.55%, while the cost of interest-bearing liabilities has steadily declined from 1.96% in 2009 to 1.20% in 2010 to 0.90% in 2011. As noted above, our interest-earning asset yields have remained stable because of the continued use of interest rate floors on loans, as well as higher levels of loan discount accretion. Also as noted above, we have been able to lower rates on maturing time deposits that were originated in periods of higher rates throughout 2009, 2010, and 2011. And to a lesser degree, we have been able to progressively lower interest rates on various types of savings, NOW and money market accounts. We have also experienced declines in our levels of higher cost deposit balances, including internet deposits and large denomination time deposits.

During each of the past three years, our net interest margin also benefitted from the net accretion of purchase accounting premiums/discounts associated with the Cooperative Bank acquisition in June 2009 and, to a lesser degree, the acquisition of Great Pee Dee Bancorp in April 2008 and The Bank of Asheville in January 2011. For 2011, 2010 and 2009, we recorded $11.6 million, $10.0 million and $5.6 million, respectively, in net accretion of purchase accounting premiums/discounts that increased net interest income. The following table provides detail of the purchase accounting adjustments that impacted net interest income:

($ in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Interest income – reduced by premium amortization on loans	$(453)	(196)	(196)
Interest income – increased by accretion of loan discount	11,598	7,607	1,469
Interest expense – reduced by premium amortization of deposits	337	2,211	3,911
Interest expense – reduced by premium amortization of borrowings	146	341	464
Impact on net interest income	$11,628	9,963	5,648

The following table presents the purchase accounting entries that we expect to record in 2012.

($ in thousands)	Expected - 2012

Interest income – reduced by premium amortization on loans	$(465)
Interest income – increased by accretion of loan discount	See note below
Interest expense – reduced by premium amortization of deposits	85
Interest expense – reduced by premium amortization of borrowings	30
Impact on net interest income	See note below

Note - We cannot determine the amount of interest income, if any, to be recognized from the accretion of the loan discount on Cooperative loans or The Bank of Asheville loans because it is reliant on our ongoing assessment during the year of the repayment period of the loans, which is impacted by any changes in expected credit losses related to the loans.

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

Our provisions for loan losses and nonperforming assets remain at what we believe to be elevated levels, primarily due to high unemployment rates and declining property values in our market area that negatively impact collateral dependent real estate loans. For 2011, 2010, and 2009 our total provisions for loan losses were $41.3 million, $54.6 million, and $20.2 million, respectively. The total provision for loan losses is comprised of provision for loan losses for non-covered loans and provision for loan losses for covered loans, as discussed in the following paragraphs.

We recorded $28.5 million, $33.6 million, and $20.2 million in provisions for loan losses related to non-covered loans for the years-ended December 31, 2011, 2010, and 2009, respectively. The lower provision for loan losses for non-covered loans in 2011 compared to 2010 was primarily due to stabilization in overall loan quality and lower levels of non-covered nonperforming loans. The higher provision for non-covered loans in 2010 was necessary primarily as a result of higher levels of classified and nonperforming assets and the impact of declining real estate values on our collateral dependent real estate loans.

In 2011 and 2010, we recorded $12.8 million and $20.9 million in provisions for loan losses for covered loans, respectively, that experienced credit quality deterioration. The credit quality deterioration primarily related to collateral dependent nonaccrual loans for which we received updated appraisals in 2011 and 2010 that reflected lower valuations. The lower provision for loan losses for covered loans in 2011 compared to 2010 was primarily due to lower levels of nonperforming covered loans. Because of the FDIC loss-share agreements in place for these loans, the FDIC indemnification asset was adjusted upwards by recording noninterest income of $10.2 million and $16.7 million in 2011 and 2010, respectively, or 80% of the amount of the provisions (see discussion above).

Total net charge-offs for the years ended December 31, 2011, 2010, and 2009, were $49.3 million, $42.5 million, and $12.1 million, respectively. As discussed further below, the higher net charge-offs in 2010 and 2011 compared to 2009 were primarily a result of worsening economic conditions, especially related to real estate, that resulted in higher levels of borrowers not repaying their loans.

Net-charge offs for non-covered loans were $31.2 million, $32.7 million and $12.1 million for 2011, 2010 and 2009 respectively. Net charge-offs of non-covered loans were impacted by $9.0 million and $8.6 million in partial charge-offs of non-covered loans for 2011 and 2010, respectively. Prior to 2010 we recorded specific reserves on collateral-deficient nonaccrual loans within the allowance for loan losses, but did not record charge-offs until the loans had been foreclosed upon.

Net charge-offs for covered loans were $18.1 million, $9.8 million, and $0 in for 2011, 2010, and 2009, respectively. The charge-offs of covered loans were primarily a result of declining collateral values on collateral dependent nonaccrual loans.

In 2011 and 2010, our provisions for loan losses and net charge-offs were concentrated in loans classified as “real estate – construction, land development & other land loans.” This category of loans is primarily comprised of land acquisition and development loans and other types of lot loans. These types of loans have been particularly hard hit by the decline in real estate development and property values. As can be seen in Table 10, although we have reduced our exposure to this category of loans, we continue to have exposure to this sector and future significant losses could result.

Non-covered nonperforming assets at December 31, 2011 amounted to $122 million compared to $117 million and $92 million at December 31, 2010 and 2009, respectively. At December 31, 2011, the ratio of non-covered nonperforming assets to total non-covered assets was 4.30% compared to 4.16% and 3.10% at December 31, 2010 and 2009, respectively. Also see “Nonperforming Assets” below for additional discussion.

See the section entitled “Allowance for Loan Losses and Loan Loss Experience” below for a more detailed discussion of the allowance for loan losses. The allowance is monitored and analyzed regularly in conjunction with our loan analysis and grading program, and adjustments are made to maintain an adequate allowance for loan losses.

Noninterest Income

Our noninterest income amounted to $26.2 million in 2011, $29.1 million in 2010, and $89.5 million in 2009.

As shown in Table 4, core noninterest income excludes gains from acquisitions, foreclosed property write-downs and losses, indemnification asset income, securities gains or losses, and other miscellaneous gains and losses. Core noninterest income amounted to $23.2 million in 2011, a 4.7% increase from $22.1 million in 2010. The 2010 core noninterest income of $22.1 million was 1.2% higher than the $21.9 million recorded in 2009.

See Table 4 and the following discussion for an understanding of the components of noninterest income.

Service charges on deposit accounts in 2011 amounted to $12.0 million, a 2.9% decrease compared to $12.3 million recorded in 2010. The $12.3 million recorded in 2010 was 5.9% less than the 2009 amount of $13.1 million. Legislation that became effective on July 1, 2010 reduced our fees earned on overdrafts in 2010 and 2011, which was the primary reason for the declines in this component of noninterest income. Specifically, the legislation now prohibits us from charging an overdraft fee for paying ATM and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents, or opts in, to our payment of overdrafts for these transactions. Additional regulations on overdraft fees became effective July 1, 2011 that further reduced our overdraft fees, although to a lesser extent than the 2010 changes. In April 2011, we implemented new fees on deposit accounts, such as fees for customers that elect to receive paper statements, that have helped to replace a large portion of the revenue that was lost as a result of the overdraft legislation.

Other service charges, commissions and fees amounted to $8.1 million in 2011, a 24.0% increase from the $6.5 million earned in 2010. The 2010 amount of $6.5 million was a 13.6% increase from the $5.7 million earned in 2009. This category of noninterest income includes items such as electronic payment processing revenue (which includes fees related to credit card transactions by merchants and customers and fees earned from debit card transactions), ATM charges, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees. The growth in this category for both years was primarily attributable to increased debit card usage by our customers, as we earn a small fee each time our customers make a debit card transaction. Also, part of the increase in this category is due to the overall growth in our total customer base, including growth achieved from corporate acquisitions.

Fees from presold mortgages amounted to $1.6 million in 2011, $1.8 million in 2010, and $1.5 million in 2009. We continue to experience higher mortgage refinance activity due to lower interest rates.

Commissions from sales of insurance and financial products amounted to $1.5 million in each of 2011, 2010, and 2009. This line item includes commissions we receive from three sources - 1) sales of credit life insurance associated with new loans, 2) commissions from the sales of investment, annuity, and long-term care insurance products, and 3) commissions from the sale of property and casualty insurance. The following table presents the contribution of each of the three sources to the total amount recognized in this line item:

($ in thousands)	2011	2010	2009
Commissions earned from:
Sales of credit life insurance	$70	107	281
Sales of investments, annuities, and long term care insurance	760	531	503
Sales of property and casualty insurance	682	838	740
Total	$1,512	1,476	1,524

Noninterest income not considered to be “core” resulted in a net contribution to total noninterest income of $3.0 million in 2011, $7.0 million in 2010, and $67.6 million in 2009. The components of non-core noninterest income are shown in Table 4 and the significant components thereof are discussed below.

In 2011 and 2010, we recorded $27.8 million and $35.5 million in write-downs and losses on foreclosed properties, respectively, of which $24.5 million and $34.5 million related to write-downs on covered properties, respectively. Consistent with the other failed bank accounting adjustments discussed earlier, the bottom line impact to pretax income of these write-downs on covered properties was 20% of the gross write-downs.

Indemnification asset income for 2011 and 2010 amounted to $20.5 million and $41.8 million, respectively (with no corresponding amount in 2009). This income primarily relates to upward adjustments to the amount expected to be received from the FDIC under loss share agreements as a result of higher than anticipated loan losses and foreclosed property losses and write-downs, as follows:

($ in millions)	2011	2010
Higher expected FDIC claims for covered loans experiencing a deterioration in quality	$12.7	$20.9
Lower expected FDIC claims for covered loans related to loan discount accretion and principal paydowns/payoffs	(11.6)	(3.2)
Foreclosed property losses and write-downs - covered	24.5	34.5
Total adjustment to expected FDIC loss-share claims	25.6	52.2
Expected reimbursement rate	80%	80%
Indemnification asset income	$20.5	$41.8

In 2011 and 2009, as previously discussed, we realized gains from the FDIC-assisted acquisitions of failed banks amounting to $10.2 million and $67.9 million, respectively, which were the amounts by which the fair value of the assets purchased exceeded the fair value of liabilities assumed in each transaction.

The line item “Other gains (losses)” was positively impacted in 2010 by the sale of our merchant credit card processing portfolio, which resulted in a gain of $850,000.

Noninterest Expenses

Noninterest expenses for 2011 were $96.1 million, compared to $87.0 million in 2010 and $78.6 million in 2009. Table 5 presents the components of our noninterest expense during the past three years.

As reflected in the amounts noted above, noninterest expenses increased 10.5% in 2011 and 10.7% in 2010. The increases in noninterest expenses over the past three years have occurred in almost every line item of expense and have been primarily a result of our significant growth. Due to acquisition and internal growth, over the past three years our number of bank branches has increased from 74 to 97, and the number of full time equivalent employees has increased from 650 at December 31, 2008 to 830 at December 31, 2011. Additionally, from December 31, 2008 to December 31, 2011, the amount of loans outstanding increased 9.9% and deposits increased 32.8%.

Total personnel expense increased by approximately $6.1 million, or 13.6%, in 2011. Salaries expense comprised $4.7 million of this increase, which was primarily a result of an initiative to progressively build our infrastructure to manage increased compliance burdens, collection activities, and overall growth of the Company, as well as to prepare for future growth. Another factor in the increase in salaries expense in 2011 was the acquisition of The Bank of Asheville in January 2011, which added approximately 35 employees. Higher employee health insurance costs also played a role in the increase in personnel expense in 2011. Employee health insurance expense amounted to $4.4 million in 2011, an increase of $1.3 million over the $3.1 million incurred in 2010. We self-insure our employees’ health care expense; therefore, incurred health care costs directly impact the expense we record.

In 2010, salaries expense increased $4.3 million, primarily due to a full year of salaries related to employees assumed in the June 2009 Cooperative acquisition. The increase in salary expense was partially offset by lower health care expenses of $0.4 million and lower pension expense in 2010 of $0.6 million. Pension expense decreased during 2010 primarily due to investment gains experienced by the pension plan’s assets in 2009.

In 2011 and 2009, we incurred acquisition expenses of approximately $0.6 million in connection with The Bank of Asheville acquisition and $1.3 million in connection with the Cooperative Bank acquisition, respectively. Acquisition expenses for both periods consisted primarily of professional fees.

FDIC deposit insurance expense declined in each of the past two years. In 2009, 2010, and 2011, we incurred approximately $5.5 million, $4.4 million, and $3.0 million, respectively, in FDIC deposit insurance premium expense. The $5.5 million in FDIC insurance expense for 2009 included a special assessment, which applied to all banks, of $1.6 million. As previously discussed, the FDIC changed its premium assessment methodology in April 2011, which was favorable for our company and reduced our expense in 2011.

Due to higher levels of delinquencies and foreclosure activity, including those associated with our covered assets, we recorded $5.5 million in repossession and collection expenses, net of FDIC reimbursements, in 2011, compared to $4.8 million in 2010 and $1.7 million in 2009.

Within the “non-credit losses” presented in Table 5, we recorded $1 million in 2011 in connection with a fraud loss.

Income Taxes

The provision for income taxes was $7.4 million in 2011, $5.0 million in 2010, and $37.6 million in 2009.

Table 6 presents the components of tax expense and the related effective tax rates. The effective tax rate for 2011 was 35.1% compared to 33.2% in 2010 and 38.4% in 2009. The variances in effective tax rates are primarily due to changes in the proportion of tax-exempt interest income to pretax income. We expect our effective tax rate to be approximately 35% in 2012.

Stock-Based Compensation

We recorded stock-based compensation expense of $0.9 million, $0.6 million, and $0.4 million for the years ended December 31, 2011, 2010, and 2009, respectively. See Note 15 to the consolidated financial statements for more information regarding stock-based compensation.

ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Overview

Over the past two years, our total assets have decreased from $3.5 billion at December 31, 2009 to $3.3 billion at December 31, 2011, which was primarily due to declines in our outstanding loans and deposits. Changes in our loans and deposit balances occur as a result of organic growth or decline, as well as acquisitions. During the first quarter of 2011, we acquired The Bank of Asheville in a FDIC-assisted failed bank transaction. The following table presents detailed information regarding the nature of changes in our loans and deposits in 2010 and 2011:

($ in thousands)	Balance at beginning of period	Internal growth (1)	Growth from Acquisitions	Balance at end of period	Total percentage growth	Internal percentage growth (1)
2011
Loans – Non-covered	$2,083,004	(13,852)	—	2,069,152	-0.7%	-0.7%
Loans – Covered	371,128	(112,162)	102,268	361,234	-2.7%	-30.2%
Total loans	$2,454,132	(126,014)	102,268	2,430,386	-1.0%	-5.1%

Deposits – Noninterest bearing	$292,759	24,276	18,798	335,833	14.7%	8.3%
Deposits – NOW	292,623	99,471	31,358	423,452	44.7%	34.0%
Deposits – Money market	498,312	(7,661)	19,150	509,801	2.3%	-1.5%
Deposits – Savings	153,325	(10,056)	3,212	146,481	-4.5%	-6.6%
Deposits – Brokered time	143,554	(1,048)	14,902	157,408	9.7%	-0.7%
Deposits – Internet time	46,801	(59,819)	42,920	29,902	-36.1%	-127.8%
Deposits – Time >$100,000 - retail	602,371	(40,478)	13,515	575,408	-4.5%	-6.7%
Deposits – Time <$100,000 - retail	622,768	(94,905)	48,889	576,752	-7.4%	-15.2%
Total deposits	$2,652,513	(90,220)	192,744	2,755,037	3.9%	-3.4%

2010
Loans – Non-covered	$2,132,843	(49,839)	—	2,083,004	-2.3%	-2.3%
Loans – Covered	520,022	(148,894)	—	371,128	-28.6%	-28.6%
Total loans	$2,652,865	(198,733)	—	2,454,132	-7.5%	-7.5%

Deposits – Noninterest bearing	$272,422	20,337	—	292,759	7.5%	7.5%
Deposits – NOW	362,366	(69,743)	—	292,623	-19.2%	-19.2%
Deposits – Money market	496,940	1,372	—	498,312	0.3%	0.3%
Deposits – Savings	149,338	3,987	—	153,325	2.7%	2.7%
Deposits – Brokered time	76,332	67,222	—	143,554	88.1%	88.1%
Deposits – Internet time	128,024	(81,223)	—	46,801	-63.4%	-63.4%
Deposits – Time >$100,000 - retail	704,128	(101,757)	—	602,371	-14.5%	-14.5%
Deposits – Time <$100,000 - retail	743,558	(120,790)	—	622,768	-16.2%	-16.2%
Total deposits	$2,933,108	(280,595)	—	2,652,513	-9.6%	-9.6%

(1) Excludes the impact of acquisitions in the year of the acquisition, but includes growth or declines in acquired operations after the date of acquisition.

In 2011, as derived from the table above, our total loans declined $24 million, or 1.0%. Positively impacting loans outstanding was our acquisition of The Bank of Asheville on January 21, 2011, which added $102 million in loans. However, this increase was more than offset by loan payoffs, foreclosures and loan charge-offs. During 2011, we charged-off $52 million in loans and foreclosed on another $76 million that reduced our loan balances, with a portion of the charge-off and foreclosure activity relating to our two FDIC failed bank acquisitions. Also, loan demand in most of our market areas has remained weak, with the pace of loan principal repayments substantially offsetting new loan originations. In addition, we have de-emphasized certain types of lending, most notably acquisition and development land loans and non-owner occupied commercial real estate.

However, for the first time since our loans outstanding began trending downward in 2008, we experienced sequential quarterly growth in our non-covered loan portfolio during each of the last two quarters of 2011, with non-covered loans increasing by $28 million during the last half of 2011. We are actively pursuing lending opportunities in order to improve asset yields, as well as to potentially decrease the dividend rate on our SBLF preferred stock (see Note 19 to the consolidated financial statements for more information).

To start 2011, our total deposits increased by $193 million as a result of the January acquisition of The Bank of Asheville. For the remainder of the year, as our loans declined, we were able to lessen our reliance on higher cost sources of funding, including internet deposits and time deposits, which resulted in generally declining deposit balances. Our lowest cost deposits, noninterest bearing demand accounts and NOW accounts, experienced positive internal growth of $24 million and $99 million, respectively. In addition to our bank-wide emphasis to grow these types of low-rate accounts, the increase in NOW accounts was impacted by $38 million in customer funds that were shifted from repurchase agreements (securities sold under agreements to repurchase) to NOW accounts during late 2011. In July 2011, the Dodd-Frank Act repealed certain sections of the Federal Reserve Act that prohibited payment of interest on commercial demand deposits. With this prohibition removed, we began to pay interest on certain types of commercial demand accounts, and we encouraged our customers with repurchase agreements to switch to commercial NOW accounts, which eliminated the need to sell/pledge our investment securities.

For the same reasons as discussed above for 2011, we experienced a decline in loans of 7.5% in 2010. In 2010, we also experienced a decline in deposits of 9.6%, with most of the decline occurring in retail time deposits. Retail time deposits are generally a high cost source of funds for us, and during 2010 we decided not to match promotional time deposit interest rates being offered by several of our local competitors, which we felt were too high compared to alternative funding sources, and consequently we experienced a loss of time deposits.

Also declining significantly in 2010 was our level of internet time deposits. Our level of time deposits gathered from internet posting services declined from $128 million at December 31, 2009 to $47 million at December 31, 2010. Substantially all of our internet deposits during 2010 were assumed in the Cooperative acquisition in 2009. Prior to its closing, Cooperative was prohibited from originating or renewing brokered deposits and accordingly, they enhanced liquidity by offering relatively high interest rates on internet posting services. As these time deposits have matured, the internet depositors, mostly credit unions, have elected not to renew the time deposits at the interest rates we have proposed. In 2010, we replaced most of the lost internet deposits with brokered deposits, which had more favorable interest rates. As a result, our brokered deposits increased from $76 million at December 31, 2009 to $144 million at December 31, 2010.

We also experienced a $70 million decrease in our NOW accounts during 2010, primarily as a result of two depositors who withdrew their funds in the last week of the year in anticipation of the expiration of certain provisions of the FDIC transaction account guarantee program. This program previously provided unlimited FDIC insurance for interest bearing transaction accounts earning interest rates up to 0.25%. Subsequent to this change, the only accounts with unlimited FDIC insurance are non-interest bearing transaction accounts.

Our overall liquidity increased slightly during 2011 compared to 2010. We experienced a $103 million increase in deposits, while loans decreased $24 million. With the excess deposits, we were able to reduce our borrowings by approximately $63 million during 2011. Our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 15.4% at December 31, 2010 to 15.7% at December 31, 2011.

Our capital ratios improved in 2011. All of our capital ratios have continually exceeded the regulatory thresholds for “well-capitalized” status for all periods covered by this report.

Due to the continued economic slowdown, our asset quality ratios remain at unfavorable levels compared to most of our company’s history. Our non-covered nonperforming assets to total non-covered assets ratio was 4.30% at December 31, 2011 compared to 4.16% at December 31, 2010, and 3.10% at December 31, 2009. For the year ended December 31, 2011, our ratio of net non-covered charge-offs to average non-covered loans was 1.52% compared to 1.55% for 2010, and 0.56% for 2009.

Distribution of Assets and Liabilities

Table 7 sets forth the percentage relationships of significant components of our balance sheet at December 31, 2011, 2010, and 2009.

Our balance sheet distribution has remained relatively stable over the past three years. The increase in NOW deposits discussed earlier resulted in an increase in this category from 9% of total liabilities and shareholders’ equity at December 31, 2010 to 13% in 2011. Also, over the past two years we have experienced a decline in retail time deposits less than $100,000 (“other time deposits”) that has resulted in other time deposits declining from 23% of total liabilities and shareholders’ equity in 2009 to 18% in 2011.

Securities

Information regarding our securities portfolio as of December 31, 2011, 2010, and 2009 is presented in Tables 8 and 9.

The composition of the investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. We obtain fair values for the vast majority of our investment securities from a third-party investment recordkeeper, who specializes in securities purchases and sales, recordkeeping, and valuation. This recordkeeper provides us with a third-party report that contains an evaluation of internal controls that includes testwork of securities valuation. We further test the values we receive by comparing the values for a significant sample of securities to another third-party valuation service on a quarterly basis.

Total securities amounted to $240.6 million, $235.2 million, and $214.2 million, at December 31, 2011, 2010, and 2009, respectively.

The majority of our “government-sponsored enterprise” securities are issued by the Federal Home Loan Bank and carry one maturity date, often with an issuer call feature. At December 31, 2011, of the $35 million (carrying value) in government-sponsored enterprise securities, $21 million were issued by the Federal Home Loan Bank system and the remaining $14 million were issued by the Federal Farm Credit Bank system.

Our $124 million of mortgage-backed securities have all been issued by either Freddie Mac, Fannie Mae, Ginnie Mae, or the Small Business Administration, each of which are government-sponsored corporations. We have no “private label” mortgage-backed securities. Mortgage-backed securities vary in their repayment in correlation with the underlying pools of mortgage loans.

Included in mortgage-backed securities at December 31, 2011 were collateralized mortgage obligations (“CMOs”) with an amortized cost of $1.5 million and a fair value of $1.5 million. The CMOs that we have invested in are substantially all “early tranche” portions of the CMOs, which minimizes our long-term interest rate risk.

At December 31, 2011, our $12.5 million investment in corporate bonds was comprised of the following:

($in thousands)	S&P Issuer	Maturity	Amortized	Market
Issuer	Ratings (1)	Date	Cost	Value
First Citizens Bancorp (South Carolina) Bond	Not Rated	4/1/15	$2,996	3,102
Bank of America Trust Preferred Security	BB	12/11/26	2,039	1,780
Bank of America Trust Preferred Security	BB	4/15/27	5,046	4,588
First Citizens Bancorp (North Carolina) Trust Preferred Security	BB	3/1/28	2,108	2,278
First Citizens Bancorp (South Carolina) Trust Preferred Security	Not Rated	6/15/34	1,000	740
Total investment in corporate bonds			$13,189	12,488

(1)	The ratings are as of January 26, 2012.

Substantially all of our investment in equity securities at each year end was comprised of capital stock in the Federal Home Loan Bank of Atlanta (FHLB). The FHLB requires us to purchase their stock in order to borrow from them. The amount they require us to invest is based on our level of borrowings from them. At December 31, 2011, our investment in capital stock of the FHLB amounted to $10.9 million of our total investment in equity securities of $11.4 million. Until February 27, 2009, the FHLB redeemed their stock at par as borrowings were repaid. On February 27, 2009, the FHLB announced that they would no longer automatically redeem their stock when loans are repaid. Instead, they stated that they would evaluate whether they would repurchase stock on a quarterly basis. During 2010 and 2011, the FHLB repurchased $1.8 million and $3.9 million, respectively, of their stock from the Company.

The fair value of securities held to maturity, which we carry at amortized cost, was $4,766,000 more than the carrying value at December 31, 2011 and $706,000 less than the carrying value at December 31, 2010. Our $58.0 million in securities held to maturity are comprised almost entirely of municipal bonds issued by state and local governments throughout our market area. We have only two municipal bonds with a denomination greater than $2,000,000 and we have no significant concentration of bond holdings from one government entity, with the single largest exposure to any one entity being $3,700,000. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.

At December 31, 2011, 2010, and 2009, a net unrealized gain of $3,896,000, $2,478,000, and $1,832,000, respectively, was included in the carrying value of securities classified as available for sale. During the past three years, interest rates have generally declined, which typically increases the value of our investment securities. Management evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates and the overall economic environment, not by concerns about the ability of the issuers to meet their obligations. Net unrealized gains, net of applicable deferred income taxes, of $2,376,000, $1,512,000, and $1,117,000 have been reported as part of a separate component of shareholders’ equity (accumulated other comprehensive income) as of December 31, 2011, 2010, and 2009, respectively.

The weighted average taxable-equivalent yield for the securities available for sale portfolio was 3.01% at December 31, 2011. The expected weighted average life of the available for sale portfolio using the call date for above-market callable bonds, the maturity date for all other non-mortgage-backed securities, and the expected life for mortgage-backed securities, was 5.2 years.

The weighted average taxable-equivalent yield for the securities held to maturity portfolio was 5.78% at December 31, 2011. The expected weighted average life of the held to maturity portfolio using the call date for above-market callable bonds and the maturity date for all other securities, was 6.6 years.

The following table provides the names of issuers for which the Company has investment securities totaling in excess of 10% of shareholders’ equity and the fair value and amortized cost of these investments as of December 31, 2011. All of these securities are issued by government sponsored corporations.

($ in thousands)
Issuer	Amortized Cost	Fair Value	% of Shareholders’ Equity
Ginnie Mae	$66,888	70,016	20.3%
Small Business Administration	39,034	39,055	11.3%
Total	$105,922	109,071

Loans

Table 10 provides a summary of the loan portfolio composition of our total loans at each of the past five year ends.

As previously discussed, in our acquisitions of Cooperative Bank and The Bank of Asheville, we entered into loss share agreements with the FDIC, which afford us significant protection from losses on all loans and other real estate acquired in those acquisitions. Because of the loss protection provided by the FDIC, the financial risk of the Cooperative Bank and The Bank of Asheville loans is significantly different from assets not covered under the loss share agreements. Accordingly, we present separately loans subject to the FDIC loss share agreements as “covered loans” and loans that are not subject to the loss share agreements as “non-covered loans.” Table 10a presents a breakout of covered and non-covered loans as of December 31, 2011.

The loan portfolio is the largest category of our earning assets and is comprised of commercial loans, real estate mortgage loans, real estate construction loans, and consumer loans. We restrict virtually all of our lending to our 36 county market area, which is located in western, central and eastern North Carolina, four counties in southern Virginia and five counties in northeastern South Carolina. The diversity of the region’s economic base has historically provided a stable lending environment.

In 2011, loans outstanding decreased $23.7 million, or 1.0% to $2.43 billion. In 2010, loans outstanding decreased $198.7 million, or 7.5% to $2.45 billion. As previously discussed, the declines for both years were mainly due to loan payoffs and loan foreclosures exceeding new loan growth as loan demand in most of our market areas remained weak.

The majority of our loan portfolio over the years has been real estate mortgage loans, with loans secured by real estate consistently comprising 86% to 90% of our outstanding loan balances. Except for real estate construction, land development and other land loans, the majority of our “real estate” loans are personal and commercial loans where cash flow from the borrower’s occupation or business is the primary repayment source, with the real estate pledged providing a secondary repayment source.

Table 10 indicates that the two types of loans that have had the largest variances in the amount outstanding as a percent of total loans have been construction/land development loans and residential mortgage loans. In 2005 we expanded our branch network to what was then the fast-growing southeast coast of North Carolina, which had a high demand for construction and land development loans. In 2008, due to recessionary conditions, particularly in the new housing market, loan demand for these types of loans weakened and we tightened our loan underwriting criteria for these types of loans, which reduced growth. Due to economic conditions, for the past three years we have made very few new acquisition and land development loans, and we expect this trend to continue.

Our concentration of residential mortgage loans increased in 2009 as a result of the Cooperative acquisition, because Cooperative’s loan portfolio was heavily concentrated in residential mortgages.

In 2011, due to The Bank of Asheville acquisition, our percentage of commercial real estate loans increased slightly as that bank’s primary business had been commercial lending.

Table 11 provides a summary of scheduled loan maturities over certain time periods, with fixed rate loans and adjustable rate loans shown separately. Approximately 23% of our accruing loans outstanding at December 31, 2011 mature within one year and 67% of total loans mature within five years. As of December 31, 2011, the percentages of variable rate loans and fixed rate loans as compared to total performing loans were 47% and 53%, respectively. We intentionally make a blend of fixed and variable rate loans so as to reduce interest rate risk.

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

Due largely to the economic downturn that began in late 2007 and continued to worsen over the past few years, we have experienced increases in our non-covered nonperforming assets. Our total nonperforming assets were also significantly impacted by the Cooperative acquisition in 2009.

Table 12a presents our nonperforming assets at December 31, 2011 by general geographic region and further segregated into “covered” nonperforming assets and “non-covered” nonperforming assets. The majority of our nonperforming assets are located in the Eastern North Carolina region, which has experienced the most negative effects of the recession of any of our regions.

Non-covered nonperforming loans totaled $85.2 million, $96.0 million, and $83.5 million, as of December 31, 2011, 2010, and 2009, respectively. Total non-covered nonperforming loans as a percentage of total non-covered loans amounted to 4.12%, 4.61%, and 3.91%, at December 31, 2011, 2010, and 2009, respectively.

At December 31, 2011, 2010, and 2009, non-covered troubled debt restructurings amounted to $11.7 million, $33.7 million, and $21.3 million, respectively. The decline in 2011 is primarily a result of troubled debt restructurings that re-defaulted and were placed on nonaccrual status. The increase in 2010 was the result of our initiative to work with borrowers experiencing financial difficulties by modifying certain loan terms.

We also had $14.2 million and $14.4 million of covered troubled debt restructurings at December 31, 2011 and 2010, respectively, compared to none in 2009.

The following is the composition, by loan type, of all of our nonaccrual loans at each period end, as classified for regulatory purposes:

($ in thousands)	At December 31, 2011 (1)	At December 31, 2010 (1)
Commercial, financial, and agricultural	$3,300	2,595
Real estate – construction, land development, and other land loans	48,467	54,781
Real estate – mortgage – residential (1-4 family) first mortgages	24,133	36,715
Real estate – mortgage – home equity loans/lines of credit	7,255	8,584
Real estate – mortgage – commercial and other	28,491	17,578
Installment loans to individuals	3,392	539
Total nonaccrual loans	$115,038	120,792

(1) Includes both covered and non-covered loans.

The following segregates our nonaccrual loans at December 31, 2011 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$469	2,831	3,300
Real estate – construction, land development, and other land loans	21,203	27,264	48,467
Real estate – mortgage – residential (1-4 family) first mortgages	10,134	13,999	24,133
Real estate – mortgage – home equity loans/lines of credit	1,231	6,024	7,255
Real estate – mortgage – commercial and other	8,212	20,279	28,491
Installment loans to individuals	223	3,169	3,392
Total nonaccrual loans	$41,472	73,566	115,038

The following segregates our nonaccrual loans at December 31, 2010 into covered and non-covered loans, as classified for regulatory purposes:

($ in thousands)	Covered Nonaccrual Loans	Non-covered Nonaccrual Loans	Total Nonaccrual Loans
Commercial, financial, and agricultural	$163	2,432	2,595
Real estate – construction, land development, and other land loans	30,846	23,935	54,781
Real estate – mortgage – residential (1-4 family) first mortgages	16,343	20,372	36,715
Real estate – mortgage – home equity loans/lines of credit	4,059	4,525	8,584
Real estate – mortgage – commercial and other	7,039	10,539	17,578
Installment loans to individuals	16	523	539
Total nonaccrual loans	$58,466	62,326	120,792

The tables above indicate that covered nonaccrual loans declined from $58.5 million at December 31, 2010 to $41.5 million at December 31, 2011. This decrease was primarily a result of many of the nonaccrual loans at December 31, 2010 being either charged-off or being foreclosed upon in 2011 and their balances being transferred to other real estate during the year.

Non-covered nonaccrual loans increased from $62.3 million at December 31, 2010 to $73.6 million at December 31, 2011, which was the result of continued economic hardship in our market areas, particularly for the commercial real estate business.

If the nonaccrual and restructured loans as of December 31, 2011, 2010 and 2009 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $8,724,000, $8,136,000 and $9,800,000 for nonaccrual loans and $1,873,000, $1,943,000 and $1,200,000 for restructured loans would have been recorded for 2011, 2010, and 2009, respectively. Interest income on such loans that was actually collected and included in net income in 2011, 2010 and 2009 amounted to approximately $2,578,000, $3,195,000 and $2,147,000 for nonaccrual loans (prior to their being placed on nonaccrual status), and $1,351,000, $1,342,000, and $866,000 for restructured loans, respectively. At December 31, 2011 and 2010, we had no commitments to lend additional funds to debtors whose loans were nonperforming.

Management routinely monitors the status of certain large loans that, in management’s opinion, have credit weaknesses that could cause them to become nonperforming loans. In addition to the nonperforming loan amounts discussed above, management believes that an estimated $5 million of non-covered loans and $16 million of covered loans that were performing in accordance with their contractual terms at December 31, 2011 have the potential to develop problems depending upon the particular financial situations of the borrowers and economic conditions in general. Management has taken these potential problem loans into consideration when evaluating the adequacy of the allowance for loan losses at December 31, 2011 (see discussion below).

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

Other real estate includes foreclosed, repossessed, and idled properties. Non-covered other real estate has increased over the past three years, amounting to $37.0 million at December 31, 2011, $21.1 million at December 31, 2010, and $8.8 million at December 31, 2009. At December 31, 2011, 2010 and 2009, we also held $85.3 million, $94.9 million and $47.4 million, respectively, in other real estate that is subject to loss share agreements with the FDIC. We believe that the fair values of the items of other real estate, less estimated costs to sell, equal or exceed their respective carrying values at the dates presented.

The following table presents the detail of our other real estate at each of the past two year ends:

	At December 31, 2011 (1)	At December 31, 2010 (1)
Vacant land	$76,341	81,185
1-4 family residential properties	33,724	28,146
Commercial real estate	12,230	6,641
Other	—	—
Total other real estate	$122,295	115,972

(1) Includes both covered and non-covered real estate.

The following segregates our other real estate at December 31, 2011 into covered and non-covered:

	Covered Other Real Estate	Non-covered Other Real Estate	Total Other Real Estate
Vacant land	$59,994	16,347	76,341
1-4 family residential properties	17,362	16,362	33,724
Commercial real estate	7,916	4,314	12,230
Other	—	—	—
Total other real estate	$85,272	37,023	122,295

The following segregates our other real estate at December 31, 2010 into covered and non-covered:

	Covered Other Real Estate	Non-covered Other Real Estate	Total Other Real Estate
Vacant land	$72,878	8,307	81,185
1-4 family residential properties	18,691	9,455	28,146
Commercial real estate	3,322	3,319	6,641
Other	—	—	—
Total other real estate	$94,891	21,081	115,972

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

We use a loan analysis and grading program to facilitate our evaluation of probable inherent loan losses and the adequacy of our allowance for loan losses. In this program, credit risk grades are assigned by management and tested by an independent third party consulting firm. The testing program includes an evaluation of a sample of new loans, loans we identify as having potential credit weaknesses, loans past due 90 days or more, loans originated by new loan officers, nonaccrual loans and any other loans identified during previous regulatory and other examinations.

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

The allowance for loan losses amounted to $41.4 million at December 31, 2011 compared to $49.4 million at December 31, 2010 and $37.3 million at December 31, 2009. At December 31, 2011 and 2010, $5.8 million and $11.2 million, respectively, of the allowance for loan losses is attributable to covered loans that have exhibited credit quality deterioration due to lower collateral valuations, while the allowance for loan losses for non-covered loans amounted to $35.6 million and $38.3 million at those dates. For all prior periods, the entire allowance for loan losses is attributable to non-covered loans.

The ratio of the allowance for non-covered loan losses to non-covered loans was 1.72%, 1.84%, and 1.75%, as of December 31, 2011, 2010, and 2009, respectively. The decrease in the percentage for 2011 is primarily attributable to lower specific reserves at December 31, 2011. The increased allowance percentage in 2010 was necessary due to the higher level of delinquencies and classified and nonperforming loans.

Table 13 sets forth the allocation of the allowance for loan losses at the dates indicated. The amount of the unallocated portion of the allowance for loan losses did not vary materially at any of the past three year ends. The allowance for loan losses is available to absorb losses in all categories. Table 13a segregates the allocation of the allowance for loan losses as of December 31, 2011 and 2010 into covered and non-covered categories. As indicated in Tables 13 and 13a, the amount of the allowance allocated to “Real Estate – Construction and Land Development” declined by $5-$6 million from December 31, 2010 to December 31, 2011. This decline was due to charge-offs and the foreclosure and transfer to “other real estate” of a significant amount of covered land development loans.

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

Table 14a presents a detailed rollforward of the 2011 and 2010 activity for the allowance for loan losses segregated into covered and non-covered activity.

Net loan charge-offs of non-covered loans amounted to $31.2 million in 2011, $32.7 million in 2010, and $12.1 million in 2009. The elevated amounts in 2010 and 2011 reflect the impact of deteriorating loan quality that has been impacted by the economic downturn. Also in 2010 and 2011, we recorded $8.6 million and $9.0 million, respectively, in partial charge-offs of non-covered loans. Previously, we recorded specific reserves on collateral-deficient nonaccrual loans within the allowance for loans losses, but did not record charge-offs until the loans had been foreclosed upon. Net non-covered charge-offs as a percentage of average non-covered loans represented 1.52%, 1.55%, and 0.56%, during 2011, 2010, and 2009, respectively.

We recorded $18.1 million and $9.8 million in charge-offs of covered loans during 2011 and 2010, respectively, primarily related to collateral dependent nonaccrual loans for which we received updated appraisals that reflected lower valuations.

Deposits and Securities Sold Under Agreements to Repurchase

At December 31, 2011, deposits outstanding amounted to $2.755 billion, an increase of $103 million from December 31, 2010. To begin 2011, deposits initially grew by $193 million as a result of the acquisition of The Bank of Asheville in January 2011. For the remainder of the year, our deposit base declined by $90 million as a lack of loan growth allowed us to reduce our reliance on higher cost deposits. Our NOW deposits increased approximately $131 million during 2011, with $31 million being assumed in The Bank of Asheville acquisition and another $38 million of the growth resulting from customers shifting their funds from securities sold under agreements to repurchase to a commercial interest bearing NOW account (discussed earlier). In 2011, despite the addition of $62 million in time deposits and $43 million in internet deposits from The Bank of Asheville acquisition, we experienced overall net declines in these categories of $73 million and $17 million, respectively, due to our ability to lessen our reliance on these higher cost deposits as a result of weak loan demand and growth in our other lower-cost deposit categories.

In 2010, deposits declined from $2.933 billion to $2.653 billion, a decrease of $281 million, or 9.6%, from December 31, 2009. Approximately $237 million, or 84%, of the decline in deposits was attributable to decreases in time deposits. We also experienced a $70 million decrease in our NOW accounts during 2010, primarily as a result of two depositors who withdrew their funds during the last week of the year in anticipation of the expiration of certain provisions of the FDIC transaction account guarantee program.

The nature of our deposit growth is illustrated in the table on page 46. The following table reflects the mix of our deposits at each of the past three year ends:

	2011	2010	2009
Noninterest-bearing deposits	12%	11%	9%
NOW deposits	15%	11%	12%
Money market deposits	19%	19%	17%
Savings deposits	5%	6%	5%
Brokered deposits	6%	5%	3%
Internet deposits	1%	2%	4%
Time deposits > $100,000 - retail	21%	23%	24%
Time deposits < $100,000 - retail	21%	23%	26%
Total deposits	100%	100%	100%
Securities sold under agreements to repurchase as a percent of total deposits	1%	2%	2%

The deposit mix remained relatively consistent from 2009 to 2011. Our mix has gradually shifted over the past few years to a heavier concentration in transaction accounts and less concentration in our time deposits. The percentages for retail time deposits have declined because we have chosen not to match certain promotional time deposit interest rates being offered by several of our local competitors, which we felt were too high compared to alternative funding sources. Our growth in other categories of deposits and our weak loan demand eliminated the need to match the higher competitor rates.

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

Table 15 presents the average amounts of our deposits and the average yield paid for those deposits for the years ended December 31, 2011, 2010, and 2009.

As of December 31, 2011, we held approximately $753.2 million in time deposits of $100,000 or more. Table 16 is a maturity schedule of time deposits of $100,000 or more as of December 31, 2011. This table shows that 66% of our time deposits greater than $100,000 mature within one year.

At each of the past three year ends, we have no deposits issued through foreign offices, nor do we believe that we held any deposits by foreign depositors.

Borrowings

We had borrowings outstanding of $133.9 million at December 31, 2011 compared to $196.9 million at December 31, 2010 and $176.8 million at December 31, 2009. Borrowings decreased from 2010 to 2011 primarily as a result of a decline in loans and growth in deposits that provided funds to pay down our borrowings. During most of 2010, we held a lower level of borrowings until late in the year when we obtained borrowings to offset a portion of the liquidity decline we experienced as a result of the loss of deposits that was previously discussed. Table 2 shows that average borrowings were $122.7 million in 2011 compared to $79.8 million in 2010 and $151.2 million in 2009.

At December 31, 2011, the Company had four sources of readily available borrowing capacity – 1) an approximately $389 million line of credit with the FHLB, of which $88 million was outstanding at December 31, 2011 and $62 million was outstanding at December 31, 2010, 2) a $50 million overnight federal funds line of credit with a correspondent bank, of which none was outstanding at December 31, 2011 and $33 million was outstanding at December 31, 2010, 3) an approximately $79 million line of credit through the Federal Reserve Bank of Richmond’s (FRB) discount window, of which none was outstanding at December 31, 2011 and $55 million was outstanding at December 31, 2010, and 4) a $10 million holding company line of credit with a commercial bank (none of which was outstanding at December 31, 2011 or 2010).

Our line of credit with the FHLB can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need, and is secured by our FHLB stock and a blanket lien on most of our real estate loan portfolio. As of December 31, 2011, none of the $88 million outstanding with the FHLB were overnight borrowings. All the FHLB borrowings were at fixed rates with a weighted average interest rate of 1.36% and maturity dates ranging from April 2012 to June 2014. For the year ended December 31, 2011, the average amount of FHLB borrowings outstanding was approximately $76 million with a weighted average interest rate for the year of 1.49%. The maximum amount of short-term FHLB borrowings outstanding at any month-end during 2011 was $92 million.

In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of the line of credit, our borrowing capacity was further reduced by $203 million at December 31, 2011 and 2010 as a result of our pledging letters of credit backed by the FHLB for public deposits at each of those dates.

Our correspondent bank relationship allows us to purchase up to $50 million in federal funds on an overnight, unsecured basis (federal funds purchased). We had no borrowings under this line at December 31, 2011. We had $33 million outstanding under this line at December 31, 2010 with a weighted average interest rate of 0.65%. There were no federal funds purchased outstanding at any month-end during 2011.

We also have a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of our commercial and consumer loan portfolio (excluding real estate loans). Based on the collateral that we owned as of December 31, 2011, the available line of credit was approximately $79 million. At December 31, 2011, we had no borrowings outstanding under this line. At December 31, 2010, we had $55 million in borrowings outstanding under this line. There were no FRB borrowings outstanding at any month-end during 2011.

At December 31, 2011 and 2010, we had a $10 million holding company line of credit with a correspondent bank that was secured by 100% of the common stock of our bank subsidiary. This line of credit expires and is subject to renewal in March of each year. The line of credit had no outstanding balance at December 31, 2011 or 2010, and was not drawn upon during 2011 or 2010.

In addition to the lines of credit described above, in which we had $88 million and $150 million outstanding as of December 31, 2011, and 2010, respectively, we also had a total of $46.4 million in trust preferred security debt outstanding at December 31, 2011 and 2010. We have initiated three trust preferred security issuances since 2002 totaling $67.0 million, with one of those issuances for $20.6 million being redeemed in 2007. These borrowings each have 30 year final maturities and were structured in a manner that allows them to qualify as capital for regulatory capital adequacy requirements. We may call these debt securities at par on any quarterly interest payment date five years after their issue date. We issued $20.6 million of this debt on October 29, 2002 (which we called in 2007), an additional $20.6 million on December 19, 2003, and $25.8 million on April 13, 2006. The interest rate on these debt securities adjusts on a quarterly basis at a rate of three-month LIBOR plus 2.70% for the securities issued in 2003, and three-month LIBOR plus 1.39% for the securities issued in 2006.

Liquidity, Commitments, and Contingencies

We have a pending agreement to purchase eleven branches of another bank with approximately $180 million in total deposits and $98 million in total loans. See Note 2 to the consolidated financial statements for additional information.

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

As noted above, in addition to internally generated liquidity sources, we currently (March 2012) have the ability to obtain borrowings from the following four sources – 1) an approximately $389 million line of credit with the FHLB, 2) a $50 million overnight federal funds line of credit with a correspondent bank, 3) an approximately $79 million line of credit through the FRB’s discount window and 4) a holding company line of credit with a limit of $10 million.

Our overall liquidity increased slightly during 2011 compared to 2010. Our loans decreased by $24 million, while our deposits increased by $103 million. As a result, our liquid assets (cash and securities) as a percentage of our total deposits and borrowings increased from 15.4% at December 31, 2010 to 15.7% at December 31, 2011.

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

Table 18 reflects our contractual obligations and other commercial commitments outstanding as of December 31, 2011. Any of our $88 million in outstanding borrowings with the FHLB may be accelerated immediately by the FHLB in certain circumstances, including material adverse changes in our condition or if our qualifying collateral is less than the amount required under the terms of the borrowing agreement.

In the normal course of business there are various outstanding commitments and contingent liabilities such as commitments to extend credit, which are not reflected in the financial statements. The following table presents a summary of our outstanding loan commitments as of December 31, 2011:

($ in millions)

Type of Commitment	Fixed Rate	Variable Rate	Total
Outstanding closed-end loan commitments	$39	278	317
Unfunded commitments on revolving lines of credit, credit cards and home equity loans	32	185	217
Total	$71	463	534

At December 31, 2011 and 2010, we also had $7.1 million and $7.5 million, respectively, in standby letters of credit outstanding. We had no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is that of a guarantee made on behalf of our customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms of one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. In the event that we are required to honor a standby letter of credit, a note, already executed by the customer, becomes effective providing repayment terms and any collateral. Over the past two years, we have had to honor only a few standby letters of credit, which involved insignificant amounts of funds and have been or are being repaid by the borrower without any loss to us. We expect any draws under existing commitments to be funded through normal operations.

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

Capital Resources and Shareholders’ Equity

Shareholders’ equity at December 31, 2011 amounted to $345.2 million compared to $344.6 million at December 31, 2010. The two basic components that typically have the largest impact on our shareholders’ equity are net income, which increases shareholders’ equity, and dividends declared, which decreases shareholders’ equity. Additionally, any stock issuances can significantly increase shareholders’ equity.

In 2011, the most significant factors that impacted our equity were the redemption of $65.0 million of our Series A Preferred Stock issued under the U.S. Treasury’s Capital Purchase Program (also known as TARP) and the simultaneous issuance of $63.5 million of Series B Preferred Stock under the Treasury’s Small Business Lending Fund (SBLF). Net income of $13.6 million for 2011 increased equity, while common stock dividends declared of $5.4 million and preferred stock dividends declared of $3.2 million reduced equity. We also recorded accretion of the discount on preferred stock of $2.9 million due to the redemption of the Series A Preferred Stock. (See Note 19 to the consolidated financial statements for further information on these transactions.) Another significant factor negatively impacting equity in 2011 was a $4.5 million increase in accumulated other comprehensive loss that was caused by an increase in our pension liability. The increase in the pension liability was primarily due to the impact of lower interest rates on the actuarial calculations involved in determining the liability. Our policy is to use the Citigroup Pension Index yield curve in the computation of the pension liability. At December 31, 2011, that index had a weighted average rate of 4.39%, which was a decline from the rate of 5.59% at December 31, 2010. See the Consolidated Statements of Shareholders’ Equity within the consolidated financial statements for disclosure of other less significant items affecting shareholders’ equity.

In 2010, the most significant factors that impacted our equity were net income of $10.0 million, which increased equity, and common stock dividends declared of $5.4 million and preferred stock dividends declared of $3.3 million, which reduced equity. See the Consolidated Statements of Shareholders’ Equity within the consolidated financial statements for disclosure of other less significant items affecting shareholders’ equity.

In 2009, the most significant item that impacted our equity was our issuance of $65 million in preferred stock to the U.S. Treasury in connection with our participation in the Treasury’s Capital Purchase Program (see Note 19 to the consolidated financial statements). In addition, other significant factors were net income of $60.3 million, which increased equity, and common stock dividends declared of $5.3 million and preferred stock dividends declared of $3.2 million, which reduced equity. See the consolidated financial statements for other less significant factors that impacted equity in 2009.

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

Table 21 presents our regulatory capital ratios as of December 31, 2011, 2010, and 2009. All of our capital ratios have significantly exceeded the minimum regulatory thresholds for all periods covered by this report.

In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines for a bank’s classification as “well capitalized.” The specific guidelines are as follows – Tier I Capital Ratio of at least 6.00%, Total Capital Ratio of at least 10.00%, and a Leverage Ratio of at least 5.00%. If a bank falls below “well capitalized” status in any of these three ratios, it must ask for FDIC permission to originate or renew brokered deposits. The Bank’s regulatory ratios exceeded the threshold for “well-capitalized” status at December 31, 2011, 2010, and 2009 – see Note 16 to the consolidated financial statements for a table that presents the Bank’s regulatory ratios.

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

In this economic environment, our goal is to maintain our capital ratios at levels at least 200 basis points higher than the “well-capitalized” thresholds set for banks. At December 31, 2011, our total risk-based capital ratio was 16.72% compared to the 10.00% “well-capitalized” threshold.

In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity to tangible assets (“TCE Ratio”). Our TCE ratio was 6.58% at December 31, 2011 compared to 6.52% at December 31, 2010.

See “Supervision and Regulation” under “Business” above and Note 16 to the consolidated financial statements for discussion of other matters that may affect our capital resources.

Off-Balance Sheet Arrangements and Derivative Financial Instruments

Off-balance sheet arrangements include transactions, agreements, or other contractual arrangements pursuant to which we have obligations or provide guarantees on behalf of an unconsolidated entity. We have no off-balance sheet arrangements of this kind other than letters of credit and repayment guarantees associated with our trust preferred securities.

Derivative financial instruments include futures, forwards, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in derivatives activities through December 31, 2011 and have no current plans to do so.

Return on Assets and Equity

Table 20 shows return on assets (net income available to common shareholders divided by average total assets), return on common equity (net income available to common shareholders divided by average common shareholders’ equity), dividend payout ratio (dividends per share divided by net income per common share) and shareholders’ equity to assets ratio (average total shareholders’ equity divided by average total assets) for each of the years in the three-year period ended December 31, 2011.

Interest Rate Risk (Including Quantitative and Qualitative Disclosures About Market Risk – Item 7A.)

Net interest income is our most significant component of earnings. Notwithstanding changes in volumes of loans and deposits, our level of net interest income is continually at risk due to the effect that changes in general market interest rate trends have on interest yields earned and paid with respect to our various categories of earning assets and interest-bearing liabilities. It is our policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities and repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Our exposure to interest rate risk is analyzed on a regular basis by management using standard GAP reports, maturity reports, and an asset/liability software model that simulates future levels of interest income and expense based on current interest rates, expected future interest rates, and various intervals of “shock” interest rates. Over the years, we have been able to maintain a fairly consistent yield on average earning assets (net interest margin). Over the past five calendar years, our net interest margin has ranged from a low of 3.74% (realized in 2008) to a high of 4.72% (realized in 2011). During that five year period, the prime rate of interest has ranged from a low of 3.25% (which was the rate as of December 31, 2011) to a high of 8.25%. The consistency of the net interest margin is aided by the relatively low level of long-term interest rate exposure that we maintain. At December 31, 2011, approximately 82% of our interest-earning assets are subject to repricing within five years (because they are either adjustable rate assets or they are fixed rate assets that mature) and substantially all of our interest-bearing liabilities reprice within five years.

Table 17 sets forth our interest rate sensitivity analysis as of December 31, 2011, using stated maturities for all fixed rate instruments except mortgage-backed securities (which are allocated in the periods of their expected payback) and securities and borrowings with call features that are expected to be called (which are shown in the period of their expected call). As illustrated by this table, at December 31, 2011, we had $682 million more in interest-bearing liabilities that are subject to interest rate changes within one year than earning assets. This generally would indicate that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. However, this method of analyzing interest sensitivity only measures the magnitude of the timing differences and does not address earnings, market value, or management actions. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In addition to the effects of “when” various rate-sensitive products reprice, market rate changes may not result in uniform changes in rates among all products. For example, included in interest-bearing liabilities subject to interest rate changes within one year at December 31, 2011 are deposits totaling $1.084 billion comprised of NOW, savings, and certain types of money market deposits with interest rates set by management. These types of deposits historically have not repriced with, or in the same proportion, as general market indicators.

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

The Federal Reserve has made no changes to interest rates since 2008, and since that time the difference between market driven short-term interest rates and longer-term interest rates has generally widened, with short-term interest rates steadily declining and longer term interest rates not declining by as much. The higher long term interest rate environment enhanced our ability to require higher interest rates on loans. As it relates to funding, we have been able to reprice many of our maturing time deposits at lower interest rates. We were also able to generally decrease the rates we paid on other categories of deposits as a result of declining short-term interest rates in the marketplace and an increase in liquidity that lessened our need to offer premium interest rates. Our net interest margin increased throughout 2010 and 2011. Our net interest margin was 4.72% for 2011, a 33 basis point increase from the 4.39% margin realized in 2010.

As previously discussed in the section “Net Interest Income,” our net interest income was impacted by certain purchase accounting adjustments related primarily to our acquisitions of Cooperative Bank and The Bank of Asheville. The purchase accounting adjustments related to the premium amortization on loans, deposits and borrowings are based on amortization schedules and are thus systematic and predictable. The accretion of the loan discount on loans acquired from Cooperative Bank and The Bank of Asheville, which amounted to $11.6 million and $7.6 million for 2011 and 2010, respectively, is less predictable and could be materially different among periods. This is because of the magnitude of the discounts that were initially recorded ($280 million in total) and the fact that the accretion being recorded is dependent on both the credit quality of the acquired loans and the impact of any accelerated loan repayments, including payoffs. If the credit quality of the loans declines, some, or all, of the remaining discount will cease to be accreted into income. If the underlying loans experience accelerated paydowns or are paid off, the remaining discount will be accreted into income on an accelerated basis, which in the event of total payoff will result in the remaining discount being entirely accreted into income in the period of the payoff. Each of these factors is difficult to predict and susceptible to volatility.

Based on our most recent interest rate modeling, which assumes no changes in interest rates for 2012 (federal funds rate = 0.25%, prime = 3.25%), we project that our net interest margin for 2012 will remain relatively consistent with the net interest margins recently realized. With interest rates having been stable for a relatively long period of time, most of our interest-sensitive assets and interest-sensitive liabilities have been repriced at rates near today’s interest rates.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information responsive to this Item is found in Item 7 under the caption “Interest Rate Risk.”

Table 1 Selected Consolidated Financial Data

($ in thousands, except per share	Year Ended December 31,
and nonfinancial data)	2011	2010	2009	2008	2007
Income Statement Data
Interest income	$155,768	159,261	155,991	147,862	148,942
Interest expense	23,565	31,907	48,895	61,303	69,658
Net interest income	132,203	127,354	107,096	86,559	79,284
Provision for loan losses	41,301	54,562	20,186	9,880	5,217
Net interest income after provision	90,902	72,792	86,910	76,679	74,067
Noninterest income	26,216	29,106	89,518	20,657	17,217
Noninterest expense	96,106	86,956	78,551	62,211	56,324
Income before income taxes	21,012	14,942	97,877	35,125	34,960
Income taxes	7,370	4,960	37,618	13,120	13,150
Net income	13,642	9,982	60,259	22,005	21,810
Preferred stock dividends	(3,234)	(3,250)	(3,169)	—	—
Accretion of preferred stock discount	(2,932)	(857)	(803)	—	—
Net income available to common shareholders	7,476	5,875	56,287	22,005	21,810

Earnings per common share – basic	0.44	0.35	3.38	1.38	1.52
Earnings per common share – diluted	0.44	0.35	3.37	1.37	1.51
Per Share Data (Common)
Cash dividends declared - common	$0.32	0.32	0.32	0.76	0.76
Market Price
High	16.89	16.90	19.00	20.86	26.72
Low	8.05	12.00	6.87	11.25	16.40
Close	11.15	15.31	13.97	18.35	18.89
Stated book value – common	16.66	16.64	16.59	13.27	12.11
Tangible book value – common	12.53	12.45	12.35	9.18	8.56
Selected Balance Sheet Data (at year end)
Total assets	$3,290,474	3,278,932	3,545,356	2,750,567	2,317,249
Loans – non-covered	2,069,152	2,083,004	2,132,843	2,211,315	1,894,295
Loans – covered	361,234	371,128	520,022	—	—
Total loans	2,430,386	2,454,132	2,652,865	2,211,315	1,894,295
Allowance for loan losses	41,418	49,430	37,343	29,256	21,324
Intangible assets	69,732	70,358	70,948	67,780	51,020
Deposits	2,755,037	2,652,513	2,933,108	2,074,791	1,838,277
Borrowings	133,925	196,870	176,811	367,275	242,394
Total shareholders’ equity	345,150	344,603	342,383	219,868	174,070
Selected Average Balances
Assets	$3,315,045	3,326,977	3,097,137	2,484,296	2,139,576
Loans – non-covered	2,051,677	2,104,677	2,176,153	2,117,028	1,808,219
Loans – covered	410,318	449,724	298,892	—	—
Total loans	2,461,995	2,554,401	2,475,045	2,117,028	1,808,219
Earning assets	2,834,938	2,927,815	2,833,167	2,329,025	1,998,428
Deposits	2,758,022	2,807,161	2,549,709	1,985,332	1,780,265
Interest-bearing liabilities	2,606,450	2,655,195	2,497,304	2,019,256	1,726,002
Shareholders’ equity	353,588	350,908	313,173	210,810	170,857
Ratios
Return on average assets	0.23%	0.18%	1.82%	0.89%	1.02%
Return on average common equity	2.59%	2.05%	22.55%	10.44%	12.77%
Net interest margin (taxable-equivalent basis)	4.72%	4.39%	3.81%	3.74%	4.00%
Tangible common equity to tangible assets	6.58%	6.52%	5.94%	5.67%	5.43%
Loans to deposits at year end	89.27%	92.52%	90.45%	106.58%	103.05%
Allowance for loan losses to total loans	1.70%	2.01%	1.41%	1.32%	1.13%
Allowance for loan losses to total loans - non-covered	1.72%	1.84%	1.75%	1.32%	1.13%
Nonperforming assets to total assets at year end	8.00%	8.69%	7.27%	1.29%	0.47%
Nonperforming assets to total assets - non-covered	4.30%	4.16%	3.10%	1.29%	0.47%
Net charge-offs to average total loans	2.00%	1.66%	0.49%	0.24%	0.16%
Net charge-offs to average total loans - non-covered	1.52%	1.55%	0.56%	0.24%	0.16%

Nonfinancial Data – number of branches	97	92	91	74	70
Nonfinancial Data – number of employees (FTEs)	830	774	764	650	614

Table 2 Average Balances and Net Interest Income Analysis

	Year Ended December 31,
	2011			2010			2009
($ in thousands)	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid	Average Volume	Avg. Rate	Interest Earned or Paid
Assets
Loans (1) (2)	$2,461,995	6.00%	$147,652	$2,554,401	5.92%	$151,292	$2,475,045	5.98%	$148,007
Taxable securities	175,666	3.23%	5,680	160,711	3.58%	5,750	167,041	3.94%	6,580
Non-taxable securities (3)	57,478	6.18%	3,556	46,807	6.30%	2,949	23,018	7.29%	1,677
Short-term investments, primarily overnight funds	139,799	0.31%	436	165,896	0.35%	586	168,063	0.32%	545
Total interest-earning assets	2,834,938	5.55%	157,324	2,927,815	5.48%	160,577	2,833,167	5.53%	156,809
Cash and due from banks	72,628			59,236			42,350
Bank premises and equipment, net	68,930			56,534			52,789
Other assets	338,549			283,392			168,831
Total assets	$3,315,045			$3,326,977			$3,097,137

Liabilities and Equity
NOW accounts	$355,979	0.22%	$776	$349,501	0.24%	$834	$244,863	0.29%	$720
Money market accounts	508,209	0.53%	2,705	508,250	0.84%	4,267	429,068	1.52%	6,537
Savings accounts	152,256	0.48%	731	156,483	0.81%	1,262	137,142	1.08%	1,487
Time deposits >$100,000	771,165	1.31%	10,103	786,257	1.57%	12,374	745,159	2.54%	18,908
Other time deposits	641,078	1.10%	7,036	717,416	1.56%	11,193	736,358	2.43%	17,866
Total interest-bearing deposits	2,428,687	0.88%	21,351	2,517,907	1.19%	29,930	2,292,590	1.99%	45,518
Securities sold under agreements to repurchase	55,020	0.33%	184	57,443	0.52%	298	53,537	1.37%	736
Borrowings	122,743	1.65%	2,030	79,845	2.10%	1,679	151,177	1.75%	2,641
Total interest-bearing liabilities	2,606,450	0.90%	23,565	2,655,195	1.20%	31,907	2,497,304	1.96%	48,895
Non-interest-bearing deposits	329,335			289,254			257,119
Other liabilities	25,672			31,620			29,541
Shareholders’ equity	353,588			350,908			313,173
Total liabilities and shareholders’ equity	$3,315,045			$3,326,977			$3,097,137
Net yield on interest-earning assets and net interest income		4.72%	$133,759		4.39%	$128,670		3.81%	$107,914
Interest rate spread		4.65%			4.28%			3.57%

Average prime rate		3.25%			3.25%			3.25%

(1)	Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees (costs) in the amounts of ($101,500), $35,000, and $144,000 for 2011, 2010, and 2009, respectively.

(2)	Includes accretion of discount on covered loans of $11,598,000, $7,607,000, and $1,469,000 in 2011, 2010, and 2009, respectively.

(3)	Includes tax-equivalent adjustments of $1,556,000, $1,316,000, and $818,000 in 2011, 2010, and 2009, respectively, to reflect the federal and state tax benefit of the tax-exempt securities (using a 39% combined tax rate), reduced by the related nondeductible portion of interest expense.

Table 3 Volume and Rate Variance Analysis
	Year Ended December 31, 2011			Year Ended December 31, 2010
	Change Attributable to			Change Attributable to
($ in thousands)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)
Interest income (tax-equivalent):
Loans	$(5,507)	1,867	(3,640)	4,723	(1,438)	3,285
Taxable securities	509	(579)	(70)	(238)	(592)	(830)
Non-taxable securities	666	(59)	607	1,616	(344)	1,272
Short-term investments, primarily overnight funds	(87)	(63)	(150)	(7)	48	41
Total interest income	(4,419)	1,166	(3,253)	6,094	(2,326)	3,768

Interest expense:
NOW accounts	15	(73)	(58)	279	(165)	114
Money Market accounts	—	(1,562)	(1,562)	936	(3,206)	(2,270)
Savings accounts	(27)	(504)	(531)	183	(408)	(225)
Time deposits >$100,000	(218)	(2,053)	(2,271)	845	(7,379)	(6,534)
Other time deposits	(1,014)	(3,143)	(4,157)	(378)	(6,295)	(6,673)
Total interest-bearing deposits	(1,244)	(7,335)	(8,579)	1,865	(17,453)	(15,588)
Securities sold under agreements to repurchase	(10)	(104)	(114)	37	(475)	(438)
Borrowings	806	(455)	351	(1,373)	411	(962)
Total interest expense	(448)	(7,894)	(8,342)	529	(17,517)	(16,988)

Net interest income (tax-equivalent)	$(3,971)	9,060	5,089	5,565	15,191	20,756

Changes attributable to both volume and rate are allocated equally between rate and volume variances.

Table 4 Noninterest Income
	Year Ended December 31,
($ in thousands)	2011	2010	2009

Service charges on deposit accounts	$11,981	12,335	13,112
Other service charges, commissions, and fees	8,067	6,507	5,729
Fees from presold mortgages	1,609	1,813	1,505
Commissions from sales of insurance and financial products	1,512	1,476	1,524
Total core noninterest income	23,169	22,131	21,870
Gain from acquisition	10,196	—	67,894
Foreclosed property losses and write-downs – covered	(24,492)	(34,527)	—
Foreclosed property losses and write-downs – non-covered	(3,355)	(984)	—
FDIC Indemnification asset income, net	20,481	41,808	—
Securities gains (losses), net	74	26	(104)
Other gains (losses), net	143	652	(142)
Total	$26,216	29,106	89,518

Table 5 Noninterest Expenses
	Year Ended December 31,
($ in thousands)	2011	2010	2009

Salaries	$39,822	35,076	30,745
Employee benefits	11,616	10,214	10,843
Total personnel expense	51,438	45,290	41,588
Occupancy expense	6,574	6,799	6,071
Equipment related expenses	4,326	4,327	4,334
Amortization of intangible assets	902	874	630
Acquisition expenses	636	—	1,343
FDIC insurance expense	3,008	4,387	5,500
Stationery and supplies	2,867	2,563	2,181
Telephone	2,127	2,053	1,847
Repossession and collection expenses – non-covered	3,492	2,138	871
Repossession and collection expenses – covered, net of FDIC reimbursement and rental income	1,968	2,617	795
Non-credit losses	1,276	489	254
Other operating expenses	17,492	15,419	13,137
Total	$96,106	86,956	78,551

Table 6 Income Taxes
($ in thousands)	2011	2010	2009

Current - Federal	$9,204	25,353	11,190
- State	2,094	3,807	1,830
Deferred - Federal	(3,234)	(21,092)	20,545
- State	(694)	(3,108)	4,053
Total	$7,370	4,960	37,618

Effective tax rate	35.1%	33.2%	38.4%

Table 7 Distribution of Assets and Liabilities
	As of December 31,
	2011	2010	2009
Assets
Interest-earning assets
Net loans	73%	73%	74%
Securities available for sale	6	6	5
Securities held to maturity	2	2	1
Short term investments	4	5	8
Total interest-earning assets	85	86	88

Noninterest-earning assets
Cash and due from banks	2	2	2
Premises and equipment	2	2	2
FDIC indemnification asset	4	4	4
Other real estate owned	4	4	2
Other assets	3	2	2
Total assets	100%	100%	100%

Liabilities and shareholders’ equity
Demand deposits – noninterest bearing	10%	9%	8%
NOW deposits	13	9	10
Money market deposits	16	15	14
Savings deposits	4	5	4
Time deposits of $100,000 or more	23	23	23
Other time deposits	18	20	23
Total deposits	84	81	82
Securities sold under agreements to repurchase	1	2	2
Borrowings	4	6	5
Accrued expenses and other liabilities	1	1	1
Total liabilities	90	90	90

Shareholders’ equity	10	10	10
Total liabilities and shareholders’ equity	100%	100%	100%

Table 8 Securities Portfolio Composition
	As of December 31,
($ in thousands)	2011	2010	2009
Securities available for sale:
Government-sponsored enterprise securities	$34,665	43,273	36,518
Mortgage-backed securities	124,105	107,460	111,797
Corporate bonds	12,488	15,330	14,436
Equity securities	11,368	15,119	17,004
Total securities available for sale	182,626	181,182	179,755

Securities held to maturity:
State and local governments	57,988	54,011	34,394
Other	—	7	19
Total securities held to maturity	57,988	54,018	34,413

Total securities	$240,614	235,200	214,168

Average total securities during year	$233,144	207,518	190,059

Table 9 Securities Portfolio Maturity Schedule
	As of December 31,
	2011
($ in thousands)	Book Value	Fair Value	Book Yield (1)
Securities available for sale:

Government-sponsored enterprise securities
Due within one year	$3,011	3,106	4.15%
Due after one but within five years	28,500	28,558	1.62%
Due after five but within ten years	3,000	3,001	1.60%
Total	34,511	34,665	1.84%

Mortgage-backed securities (2)
Due within one year	1,053	1,074	4.44%
Due after one but within five years	62,754	65,780	3.58%
Due after five but within ten years	48,192	48,606	2.08%
Due after ten years	8,033	8,645	4.91%
Total	120,032	124,105	3.07%

Corporate debt securities
Due after one but within five years	2,997	3,102	6.83%
Due after ten years	10,192	9,386	7.50%
Total	13,189	12,488	7.35%

Equity securities	10,998	11,368	0.79%

Total securities available for sale
Due within one year	4,064	4,180	4.22%
Due after one but within five years	94,251	97,440	3.09%
Due after five but within ten years	51,192	51,607	2.05%
Due after ten years	18,225	18,031	6.36%
Equity securities	10,998	11,368	0.79%
Total	$178,730	182,626	3.01%

Securities held to maturity:

State and local governments
Due within one year	$626	629	5.52%
Due after one but within five years	1,743	1,843	5.86%
Due after five but within ten years	23,188	25,201	5.85%
Due after ten years	32,431	35,081	5.73%
Total	57,988	62,754	5.78%

Total securities held to maturity
Due within one year	626	629	5.52%
Due after one but within five years	1,743	1,843	5.86%
Due after five but within ten years	23,188	25,201	5.85%
Due after ten years	32,431	35,081	5.73%
Total	$57,988	62,754	5.78%

(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 39% tax rate.
(2)	Mortgage-backed securities are shown maturing in the periods consistent with their estimated lives based on expected prepayment speeds.

Table 10 Loan Portfolio Composition
	As of December 31,
	2011		2010		2009		2008		2007
($ in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial, financial, and agricultural	$162,099	7%	$155,016	6%	$173,611	7%	$190,428	9%	$166,925	9%
Real estate – construction, land development & other land loans	363,079	15%	437,700	18%	551,714	21%	481,849	22%	446,437	23%
Real estate – mortgage – residential (1-4 family) first mortgages	805,542	33%	802,658	33%	849,875	32%	576,884	26%	456,102	24%
Real estate – mortgage – home equity loans / lines of credit	256,509	11%	263,529	11%	270,054	10%	249,764	11%	209,852	11%
Real estate – mortgage – commercial and other	762,895	31%	710,337	29%	718,723	27%	620,444	28%	523,008	28%
Installment loans to individuals	78,982	3%	83,919	3%	88,514	3%	91,711	4%	91,825	5%
Loans, gross	2,429,106	100%	2,453,159	100%	2,652,491	100%	2,211,080	100%	1,894,149	100%
Unamortized net deferred loan costs	1,280		973		374		235		146
Total loans	$2,430,386		$2,454,132		$2,652,865		$2,211,315		$1,894,295

Table 10a Loan Portfolio Composition – Covered versus Non-covered
	As of December 31, 2011
	Covered Loans (Carrying Value)		Non-covered Loans		Total Loans		Unpaid Principal Balance of Covered Loans	Carrying Value of Covered Loans as a Percent of the Unpaid Balance
($ in thousands)	Amount	% of Covered Loans	Amount	% of Non- covered Loans	Amount	% of Total Loans	Amount	Percentage
Commercial, financial, and agricultural	$9,472	3%	$152,627	8%	$162,099	7%	$12,055	79%
Real estate – construction, land development & other land loans	72,096	20%	290,983	14%	363,079	15%	123,994	58%
Real estate – mortgage – residential (1-4 family) first mortgages	158,926	44%	646,616	31%	805,542	33%	192,075	83%
Real estate – mortgage – home equity loans / lines of credit	23,338	6%	233,171	11%	256,509	11%	29,826	78%
Real estate – mortgage – commercial and other	96,013	27%	666,882	32%	762,895	31%	130,436	74%
Installment loans to individuals	1,389	0%	77,593	4%	78,982	3%	1,589	87%
Loans, gross	361,234	100%	2,067,872	100%	2,429,106	100%	$489,975	74%
Unamortized net deferred loan costs	—		1,280		1,280
Total loans	$361,234		$2,069,152		$2,430,386

See Note 4 to the Consolidated Financial Statements for tables showing breakout of covered loans versus non-covered loans at December 31, 2010.

Table 11 Loan Maturities
	As of December 31, 2011
	Due within one year		Due after one year but within five years		Due after five years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Variable Rate Loans:
Commercial, financial, and agricultural	$56,973	5.28%	$28,408	5.41%	$924	5.28%	$86,305	5.32%
Real estate – construction only	49,298	5.40%	1,698	5.10%	2,449	4.74%	53,445	5.36%
Real estate – all other mortgage	150,100	5.29%	340,476	5.23%	427,964	4.50%	918,540	4.90%
Installment loans to individuals	358	5.55%	9,862	8.93%	14,690	4.88%	24,910	6.49%
Total at variable rates	256,729	5.31%	380,444	5.34%	446,027	4.52%	1,083,200	4.99%

Fixed Rate Loans:
Commercial, financial, and agricultural	23,830	5.85%	44,577	6.50%	9,666	4.63%	78,073	6.07%
Real estate – construction only	3,728	5.56%	2,358	5.59%	835	5.72%	6,921	5.59%
Real estate – all other mortgage	233,842	6.48%	565,095	6.12%	303,900	5.38%	1,102,837	6.00%
Installment loans to individuals	9,184	6.92%	32,432	9.25%	2,701	5.79%	44,317	8.55%
Total at fixed rates	270,584	6.43%	644,462	6.30%	317,102	5.36%	1,232,148	6.09%

Subtotal	527,313	5.88%	1,024,906	5.94%	763,129	4.87%	2,315,348	5.58%
Nonaccrual loans	115,038		—		—		115,038
Total loans	$642,351		$1,024,906		$763,129		$2,430,386

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

Table 12 Nonperforming Assets
	As of December 31,
($ in thousands)	2011	2010	2009	2008	2007

Non-covered nonperforming assets
Nonaccrual loans	$73,566	62,326	62,206	26,600	7,807
Restructured loans - accruing	11,720	33,677	21,283	3,995	6
Accruing loans >90 days past due	—	—	—	—	—
Total non-covered nonperforming loans	85,286	96,003	83,489	30,595	7,813
Other real estate	37,023	21,081	8,793	4,832	3,042
Total non-covered nonperforming assets	$122,309	117,084	92,282	35,427	10,855

Covered nonperforming assets (1)
Nonaccrual loans (2)	$41,472	58,466	117,916	—	—
Restructured loans - accruing	14,218	14,359	—	—	—
Accruing loans >90 days past due	—	—	—	—	—
Total covered nonperforming loans	55,690	72,825	117,916	—	—
Other real estate	85,272	94,891	47,430	—	—
Total covered nonperforming assets	$140,962	167,716	165,346	—	—

Total nonperforming assets	$263,271	284,800	257,628	35,427	10,855

Asset Quality Ratios – All Assets
Nonperforming loans to total loans	5.80%	6.88%	7.59%	1.38%	0.41%
Nonperforming assets to total loans and other real estate	10.31%	11.08%	9.51%	1.60%	0.57%
Nonperforming assets to total assets	8.00%	8.69%	7.27%	1.29%	0.47%

Asset Quality Ratios – Based on Non-covered Assets only
Non-covered nonperforming loans to non-covered loans	4.12%	4.61%	3.91%	1.38%	0.41%
Non-covered nonperforming assets to non-covered loans and non-covered other real estate	5.81%	5.56%	4.31%	1.60%	0.57%
Non-covered nonperforming assets to total non-covered assets	4.30%	4.16%	3.10%	1.29%	0.47%

(1) Covered nonperforming assets consist of assets that are included in loss-share agreements with the FDIC.

(2) At December 31, 2011, 2010 and 2009, the contractual balance of the nonaccrual loans covered by the FDIC loss share agreement was $69.0 million, $86.2 million and $192.1 million, respectively.

Table 12a Nonperforming Assets by Geographical Region
	As of December 31, 2011
($ in thousands)	Covered	Non-covered	Total	Total Loans	Nonperforming Loans to Total Loans

Nonaccrual loans and Troubled Debt Restructurings (1)
Eastern Region (NC)	$46,179	20,111	66,290	$535,000	12.4%
Triangle Region (NC)	—	23,546	23,546	764,000	3.1%
Triad Region (NC)	—	16,854	16,854	381,000	4.4%
Charlotte Region (NC)	—	1,795	1,795	97,000	1.9%
Southern Piedmont Region (NC)	180	3,436	3,616	220,000	1.6%
Western Region (NC)	9,188	1	9,189	73,000	12.6%
South Carolina Region	143	13,164	13,307	148,000	9.0%
Virginia Region	—	4,950	4,950	201,000	2.5%
Other	—	1,429	1,429	11,000	13.0%
Total nonaccrual loans and troubled debt restructurings	$55,690	85,286	140,976	$2,430,000	5.8%

Other Real Estate (1)
Eastern Region (NC)	$73,110	12,102	85,212
Triangle Region (NC)	—	9,286	9,286
Triad Region (NC)	—	7,580	7,580
Charlotte Region (NC)	—	4,585	4,585
Southern Piedmont Region (NC)	—	1,130	1,130
Western Region (NC)	11,810	—	11,810
South Carolina Region	352	2,110	2,462
Virginia Region	—	230	230
Other	—	—	—
Total other real estate	$85,272	37,023	122,295

(1)	The counties comprising each region are as follows:
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
Charlotte North Carolina Region - Iredell, Cabarrus, Rowan
Southern Piedmont North Carolina Region - Anson, Richmond, Scotland, Robeson, Bladen, Columbus
Western North Carolina Region - Buncombe
South Carolina Region - Chesterfield, Dillon, Florence, Horry
Virginia Region - Wythe, Washington, Montgomery, Pulaski

Table 13 Allocation of the Allowance for Loan Losses
	As of December 31,
($ in thousands)	2011	2010	2009	2008	2007

Commercial, financial, and agricultural	$4,443	5,154	4,995	4,913	3,516
Real estate – construction, land development	14,268	20,065	9,286	1,977	1,827
Real estate – residential, commercial, home equity, multifamily	20,818	22,077	20,845	19,543	13,477
Installment loans to individuals	1,873	1,960	1,606	2,815	2,486
Total allocated	41,402	49,256	36,732	29,248	21,306
Unallocated	16	174	611	8	18
Total	$41,418	49,430	37,343	29,256	21,324

Table 13a Allocation of the Allowance for Loan Losses – Covered versus Non-covered
	As of December 31, 2011			As of December 31, 2010
($ in thousands)	Covered	Non-covered	Total	Covered	Non-covered	Total

Commercial, financial, and agricultural	$663	3,780	4,443	423	4,731	5,154
Real estate – construction, land development	2,962	11,306	14,268	7,545	12,520	20,065
Real estate – residential, commercial, home equity, multifamily	2,182	18,636	20,818	3,187	18,890	22,077
Installment loans to individuals	1	1,872	1,873	—	1,960	1,960
Total allocated	5,808	35,594	41,402	11,155	38,101	49,256
Unallocated	—	16	16	—	174	174
Total	$5,808	35,610	41,418	11,155	38,275	49,430

Table 14 Loan Loss and Recovery Experience
As of December 31,
($ in thousands)	2011	2010	2009	2008	2007

Loans outstanding at end of year	$2,430,386	2,454,132	2,652,865	2,211,315	1,894,295
Average amount of loans outstanding	$2,461,995	2,554,401	2,475,045	2,117,028	1,808,219

Allowance for loan losses, at beginning of year	$49,430	37,343	29,256	21,324	18,947
Provision for loan losses	41,301	54,562	20,186	9,880	5,217
Additions related to loans assumed in corporate acquisitions	—	—	—	3,158	—
90,731	91,905	49,442	34,362	24,164
Loans charged off:
Commercial, financial, and agricultural	(2,358)	(4,481)	(2,143)	(992)	(982)
Real estate – construction, land development & other land loans	(25,604)	(22,665)	(1,716)	(309)	(180)
Real estate – mortgage – residential (1-4 family) first mortgages	(12,045)	(6,032)	(4,617)	(1,333)	(305)
Real estate – mortgage – home equity loans / lines of credit	(3,195)	(4,973)	(1,824)	(613)	—
Real estate – mortgage – commercial and other	(7,180)	(2,916)	(516)	(677)	(497)
Installment loans to individuals	(1,600)	(2,499)	(1,973)	(1,714)	(1,213)
Total charge-offs	(51,982)	(43,566)	(12,789)	(5,638)	(3,177)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	314	61	18	31	49
Real estate – construction, land development & other land loans	919	113	9	—	—
Real estate – mortgage – residential (1-4 family) first mortgages	492	357	184	86	—
Real estate – mortgage – home equity loans / lines of credit	375	131	66	42	43
Real estate – mortgage – commercial and other	119	33	129	136	23
Installment loans to individuals	450	396	284	237	222
Total recoveries	2,669	1,091	690	532	337
Net charge-offs	(49,313)	(42,475)	(12,099)	(5,106)	(2,840)
Allowance for loan losses, at end of year	$41,418	49,430	37,343	29,256	21,324

Ratios:
Net charge-offs as a percent of average loans	2.00%	1.66%	0.49%	0.24%	0.16%
Allowance for loan losses as a percent of loans at end of year	1.70%	2.01%	1.41%	1.32%	1.13%
Allowance for loan losses as a multiple of net charge-offs	0.84	x	1.16	x	3.09	x	5.73	x	7.51	x
Provision for loan losses as a percent of net charge-offs	83.75%	128.46%	166.84%	193.50%	183.70%
Recoveries of loans previously charged-off as a percent of loans charged-off	5.13%	2.50%	5.40%	9.44%	10.61%

Table 14a - Loan Loss and Recovery Experience – Covered versus Non-covered
As of December 31, 2011	As of December 31, 2010
($ in thousands)	Covered	Non-covered	Total	Covered	Non-covered	Total

Loans outstanding at end of year	$361,234	2,069,152	2,430,386	371,128	2,083,004	2,454,132
Average amount of loans outstanding	$410,318	2,051,677	2,461,995	449,724	2,104,677	2,554,401

Allowance for loan losses, at beginning of year	$11,155	38,275	49,430	—	37,343	37,343
Provision for loan losses	12,776	28,525	41,301	20,916	33,646	54,562
23,931	66,800	90,731	20,916	70,989	91,905
Loans charged off:
Commercial, financial, and agricultural	(293)	(2,065)	(2,358)	—	(4,481)	(4,481)
Real estate – construction, land development & other land loans	(10,127)	(15,477)	(25,604)	(7,208)	(15,457)	(22,665)
Real estate – mortgage – residential (1-4 family) first mortgages	(4,744)	(7,301)	(12,045)	(1,482)	(4,550)	(6,032)
Real estate – mortgage – home equity loans / lines of credit	(925)	(2,270)	(3,195)	(332)	(4,641)	(4,973)
Real estate – mortgage – commercial and other	(1,908)	(5,272)	(7,180)	(739)	(2,177)	(2,916)
Installment loans to individuals	(126)	(1,474)	(1,600)	—	(2,499)	(2,499)
Total charge-offs	(18,123)	(33,859)	(51,982)	(9,761)	(33,805)	(43,566)

Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	—	314	314	—	61	61
Real estate – construction, land development & other land loans	—	919	919	—	113	113
Real estate – mortgage – residential (1-4 family) first mortgages	—	492	492	—	357	357
Real estate – mortgage – home equity loans / lines of credit	—	375	375	—	131	131
Real estate – mortgage – commercial and other	—	119	119	—	33	33
Installment loans to individuals	—	450	450	—	396	396
Total recoveries	—	2,669	2,669	—	1,091	1,091
Net charge-offs	(18,123)	(31,190)	(49,313)	(9,761)	(32,714)	(42,475)
Allowance for loan losses, at end of year	$5,808	35,610	41,418	11,155	38,275	49,430

Ratios:
Net charge-offs as a percent of average loans	4.42%	1.52%	2.00%	2.17%	1.55%	1.66%
Allowance for loan losses as a percent of loans at end of year	1.61%	1.72%	1.70%	3.01%	1.84%	2.01%
Allowance for loan losses as a multiple of net charge-offs	0.32	x	1.14	x	0.84	x	1.14	x	1.17	x	1.16	x
Provision for loan losses as a percent of net charge-offs	70.50%	91.46%	83.75%	214.28%	102.85%	128.46%
Recoveries of loans previously charged-off as a percent of loans charged-off	0%	7.88%	5.13%	0%	3.23%	2.50%

 Note: There were no covered loan charge-offs or recoveries prior to 2010.

Table 15 Average Deposits
	Year Ended December 31,
	2011		2010		2009
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

NOW accounts	$355,979	0.22%	$349,501	0.24%	$244,863	0.29%
Money market accounts	508,209	0.53%	508,250	0.84%	429,068	1.52%
Savings accounts	152,256	0.48%	156,483	0.81%	137,142	1.08%
Time deposits >$100,000	771,165	1.31%	786,257	1.57%	745,159	2.54%
Other time deposits	641,078	1.10%	717,416	1.56%	736,358	2.43%
Total interest-bearing deposits	2,428,687	0.88%	2,517,907	1.19%	2,292,590	1.99%
Noninterest-bearing deposits	329,335	—	289,254	—	257,119	—
Total deposits	$2,758,022	0.77%	$2,807,161	1.07%	$2,549,709	1.79%

Table 16 Maturities of Time Deposits of $100,000 or More
	As of December 31, 2011
($ in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total

Time deposits of $100,000 or more	$160,668	120,391	214,133	258,041	753,233

Table 17 Interest Rate Sensitivity Analysis
	Repricing schedule for interest-earning assets and interest-bearing liabilities held as of December 31, 2011
($ in thousands)	3 Months or Less	Over 3 to 12 Months	Total Within 12 Months	Over 12 Months	Total

Earning assets:
Loans (1)	$1,020,605	255,581	1,276,186	1,154,200	2,430,386
Securities available for sale	54,458	27,845	82,303	100,323	182,626
Securities held to maturity	733	752	1,485	56,503	57,988
Short-term investments	141,916	—	141,916	—	141,916
Total earning assets	$1,217,712	284,178	1,501,890	1,311,026	2,812,916

Percent of total earning assets	43.29%	10.10%	53.39%	46.61%	100.00%
Cumulative percent of total earning assets	43.29%	53.39%	53.39%	100.00%	100.00%

Interest-bearing liabilities:
NOW deposits	$423,452	—	423,452	—	423,452
Money market deposits	513,832	—	513,832	—	513,832
Savings deposits	146,481	—	146,481	—	146,481
Time deposits of $100,000 or more	160,668	334,524	495,192	258,041	753,233
Other time deposits	159,572	351,679	511,251	70,955	582,206
Securities sold under agreements to repurchase	17,105	—	17,105	—	17,105
Borrowings	46,394	30,031	76,425	57,500	133,925
Total interest-bearing liabilities	$1,467,504	716,234	2,183,738	386,496	2,570,234

Percent of total interest-bearing liabilities	57.10%	27.87%	84.96%	15.04%	100.00%
Cumulative percent of total interest- bearing liabilities	57.10%	84.96%	84.96%	100.00%	100.00%

Interest sensitivity gap	$(249,792)	(432,056)	(681,848)	924,530	242,682
Cumulative interest sensitivity gap	(249,792)	(681,848)	(681,848)	242,682	242,682
Cumulative interest sensitivity gap as a percent of total earning assets	(8.88%)	(24.24%)	(24.24%)	8.63%	8.63%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	82.98%	68.78%	68.78%	109.44%	109.44%

(1)	The three months or less category for loans includes $813,955 in adjustable rate loans that have reached their contractual rate floors.

Table 18 Contractual Obligations and Other Commercial Commitments
	Payments Due by Period ($ in thousands)
Contractual Obligations As of December 31, 2011	Total	On Demand or Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Securities sold under agreements to repurchase	$17,105	17,105	—	—	—
Borrowings	133,925	30,031	57,500	—	46,394
Operating leases	5,525	805	1,452	1,125	2,143
Total contractual cash obligations, excluding deposits	156,555	47,941	58,952	1,125	48,537

Deposits	2,755,037	2,423,164	227,905	102,465	1,503
Total contractual cash obligations, including deposits	$2,911,592	2,471,105	286,857	103,590	50,040

	Amount of Commitment Expiration Per Period ($ in thousands)
Other Commercial Commitments As of December 31, 2011	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Credit cards	$27,809	13,904	13,905	—	—
Lines of credit and loan commitments	289,788	106,813	11,926	11,491	159,558
Standby letters of credit	7,088	6,359	729	—	—
Total commercial commitments	$324,685	127,076	26,560	11,491	159,558

Table 19 Market Risk Sensitive Instruments
	Expected Maturities of Market Sensitive Instruments Held at December 31, 2011 Occurring in Indicated Year
($ in thousands)	2012	2013	2014	2015	2016	Beyond	Total	Average Interest Rate	Estimated Fair Value

Due from banks, interest-bearing	$135,218	—	—	—	—	—	135,218	0.22%	$135,218
Federal funds sold	608	—	—	—	—	—	608	0.22%	608
Presold mortgages in process of settlement	6,090	—	—	—	—	—	6,090	4.00%	6,090
Debt Securities - at amortized cost (1) (2)	50,438	24,236	22,188	24,130	37,121	67,607	225,720	3.83%	234,012
Loans – fixed (3) (4)	271,241	250,627	165,442	90,459	137,311	317,066	1,232,146	6.09%	1,227,825
Loans – adjustable (3) (4)	263,637	111,407	92,113	82,687	105,008	428,350	1,083,202	4.99%	1,041,960
Total	$727,232	386,270	279,743	197,276	279,440	813,023	2,682,984	5.15%	$2,645,713

NOW deposits	$423,452	—	—	—	—	—	423,452	0.19%	$423,452
Money market deposits	513,832	—	—	—	—	—	513,832	0.42%	513,832
Savings deposits	146,481	—	—	—	—	—	146,481	0.35%	146,481
Time deposits	1,003,566	162,617	65,288	64,592	37,873	1,503	1,335,439	1.06%	1,339,906
Securities sold under agreements to repurchase	17,105	—	—	—	—	—	17,105	0.32%	17,105
Borrowings – fixed (2)	30,031	22,500	35,000	—	—	—	87,531	1.36%	88,048
Borrowings – adjustable	—	—	—	—	—	46,394	46,394	2.47%	18,285
Total	$2,134,467	185,117	100,288	64,592	37,873	47,897	2,570,234	0.70%	$2,547,109

(1)	Tax-exempt securities are reflected at a tax-equivalent basis using a 39% tax rate.
(2)	Securities and borrowings with call dates within 12 months of December 31, 2011 that have above market interest rates are assumed to mature at their call date for purposes of this table. Mortgage securities are assumed to mature in the period of their expected repayment based on estimated prepayment speeds.
(3)	Excludes nonaccrual loans.
(4)	Loans are shown in the period of their contractual maturity, except for home equity lines of credit loans which are assumed to repay on a straight-line basis over five years.

Table 20 Return on Assets and Common Equity
	For the Year Ended December 31,
	2011	2010	2009

Return on assets	0.23%	0.18%	1.82%
Return on common equity	2.59%	2.05%	22.55%
Dividend payout ratio	72.73%	91.43%	9.47%
Average shareholders’ equity to average assets	10.67%	10.55%	10.11%

Table 21 Risk-Based and Leverage Capital Ratios
	As of December 31,
($ in thousands)	2011	2010	2009

Risk-Based and Leverage Capital
Tier I capital:
Shareholders’ equity	$345,150	344,603	342,383
Trust preferred securities eligible for Tier I capital treatment	45,000	45,000	45,000
Intangible assets	(69,732)	(70,358)	(70,948)
Accumulated other comprehensive income adjustments	8,682	5,085	4,427
Total Tier I leverage capital	329,100	324,330	320,862

Tier II capital:
Allowable allowance for loan losses	26,797	26,767	28,996
Tier II capital additions	26,797	26,767	28,996
Total risk-based capital	$355,897	351,097	349,858

Total risk weighted assets	$2,129,116	2,118,661	2,314,393

Adjusted fourth quarter average assets	3,222,762	3,155,297	3,449,684

Risk-based capital ratios:
Tier I capital to Tier I risk adjusted assets	15.46%	15.31%	13.86%
Minimum required Tier I capital	4.00%	4.00%	4.00%

Total risk-based capital to Tier II risk-adjusted assets	16.72%	16.57%	15.12%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier I leverage capital to adjusted fourth quarter average assets	10.21%	10.28%	9.30%
Minimum required Tier I leverage capital	4.00%	4.00%	4.00%

Table 22 Quarterly Financial Summary (Unaudited)
	2011				2010
($ in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income Statement Data
Interest income, taxable equivalent	$37,576	39,617	40,917	39,214	40,785	39,140	40,049	40,604
Interest expense	5,262	5,739	6,049	6,515	6,854	7,739	8,182	9,132
Net interest income, taxable equivalent	32,314	33,878	34,868	32,699	33,931	31,401	31,867	31,472
Taxable equivalent, adjustment	394	389	388	385	361	330	331	295
Net interest income	31,920	33,489	34,480	32,314	33,570	31,071	31,536	31,177
Provision for loan losses	9,878	9,146	10,934	11,343	30,545	8,391	8,003	7,623
Net interest income after provision for losses	22,042	24,343	23,546	20,971	3,025	22,680	23,533	23,554
Noninterest income	3,423	3,486	5,114	14,193	14,918	3,957	4,537	5,694
Noninterest expense	24,192	23,958	22,913	25,043	22,008	20,711	21,957	22,280
Income (loss) before income taxes	1,273	3,871	5,747	10,121	(4,065)	5,926	6,113	6,968
Income taxes (benefit)	289	1,314	2,021	3,746	(1,820)	2,078	2,172	2,530
Net income (loss)	984	2,557	3,726	6,375	(2,245)	3,848	3,941	4,438
Preferred stock dividends and accretion	(794)	(3,289)	(1,041)	(1,042)	(1,027)	(1,027)	(1,026)	(1,027)
Net income (loss) available to common shareholders	190	(732)	2,685	5,333	(3,272)	2,821	2,915	3,411
Per Common Share Data
Earnings (loss) per common share - basic	$0.01	(0.04)	0.16	0.32	(0.19)	0.17	0.17	0.20
Earnings (loss) per common share - diluted	0.01	(0.04)	0.16	0.32	(0.19)	0.17	0.17	0.20
Cash dividends declared	0.08	0.08	0.08	0.08	0.08	0.08	0.08	0.08
Market Price
High	13.78	11.87	14.08	16.89	15.83	16.90	16.80	16.00
Low	9.36	8.05	9.82	12.36	12.73	12.00	13.27	12.97
Close	11.15	10.04	10.24	13.26	15.31	13.62	14.49	13.52
Stated book value - common	16.66	17.08	17.04	16.90	16.64	17.04	16.92	16.76
Tangible book value - common	12.53	12.93	12.88	12.72	12.45	12.83	12.70	12.52
Selected Average Balances
Assets	$3,292,494	3,293,758	3,327,238	3,346,690	3,225,655	3,272,161	3,316,971	3,440,537
Loans	2,432,568	2,441,486	2,471,915	2,502,011	2,484,684	2,529,356	2,575,926	2,627,638
Earning assets	2,816,689	2,808,205	2,842,817	2,872,041	2,811,988	2,894,660	2,939,478	3,065,134
Deposits	2,730,422	2,724,418	2,785,998	2,791,250	2,722,162	2,777,358	2,818,581	2,910,543
Interest-bearing liabilities	2,577,329	2,592,873	2,617,122	2,638,476	2,543,070	2,613,762	2,664,399	2,799,549
Shareholders’ equity	354,206	355,575	352,619	351,952	354,715	353,061	349,330	346,526
Ratios (annualized where applicable)
Return on average assets	0.02%	(0.09%)	0.32%	0.65%	(0.40%)	0.34%	0.35%	0.40%
Return on average common equity	0.26%	(1.00%)	3.74%	7.54%	(4.48%)	3.89%	4.11%	4.91%
Equity to assets at end of period	10.49%	10.65%	10.57%	10.27%	10.51%	10.44%	10.51%	10.19%
Tangible equity to tangible assets at end of period	8.55%	8.72%	8.64%	8.37%	8.54%	8.52%	8.56%	8.27%
Tangible common equity to tangible assets at end of period	6.58%	6.75%	6.65%	6.42%	6.52%	6.55%	6.56%	6.31%
Average loans to average deposits	89.09%	89.61%	88.73%	89.64%	91.28%	91.07%	91.39%	90.28%
Average earning assets to interest- bearing liabilities	109.29%	108.30%	108.62%	108.85%	110.57%	110.75%	110.32%	109.49%
Net interest margin	4.55%	4.79%	4.92%	4.62%	4.79%	4.30%	4.35%	4.16%
Allowance for loan losses to gross loans	1.70%	1.55%	1.64%	1.72%	2.01%	1.79%	1.65%	1.52%
Nonperforming loans as a percent of total loans	5.80%	5.74%	6.14%	6.52%	6.88%	7.17%	7.86%	7.94%
Nonperforming loans as a percent of total loans – non-covered	4.12%	4.19%	4.33%	4.35%	4.61%	4.81%	4.46%	4.28%
Nonperforming assets as a percent of total assets	8.00%	8.39%	8.54%	8.38%	8.69%	8.90%	8.90%	8.43%
Nonperforming assets as a percent of total assets – non-covered	4.30%	4.21%	4.25%	4.05%	4.16%	4.16%	3.89%	3.58%
Net charge-offs as a percent of average total loans	1.00%	1.87%	2.22%	2.92%	4.17%	0.88%	0.85%	0.81%
Net charge-offs as a percent of average total loans – non-covered	1.09%	1.26%	1.74%	1.97%	3.10%	1.06%	1.04%	1.01%

Item 8. Financial Statements and Supplementary Data

First Bancorp and Subsidiaries

Consolidated Balance Sheets

December 31, 2011 and 2010

($ in thousands)	2011	2010
Assets
Cash and due from banks, noninterest-bearing	$80,341	56,821
Due from banks, interest-bearing	135,218	154,320
Federal funds sold	608	861
Total cash and cash equivalents	216,167	212,002

Securities available for sale	182,626	181,182
Securities held to maturity (fair values of $62,754 in 2011 and $53,312 in 2010)	57,988	54,018

Presold mortgages in process of settlement	6,090	3,962

Loans – non-covered	2,069,152	2,083,004
Loans – covered by FDIC loss share agreement	361,234	371,128
Total loans	2,430,386	2,454,132
Allowance for loan losses – non-covered	(35,610)	(38,275)
Allowance for loan losses – covered	(5,808)	(11,155)
Total allowance for loan losses	(41,418)	(49,430)
Net loans	2,388,968	2,404,702

Premises and equipment	69,975	67,741
Accrued interest receivable	11,779	13,579
FDIC indemnification asset	121,677	123,719
Goodwill	65,835	65,835
Other intangible assets	3,897	4,523
Other real estate owned – non-covered	37,023	21,081
Other real estate owned – covered	85,272	94,891
Other assets	43,177	31,697
Total assets	$3,290,474	3,278,932

Liabilities
Deposits: Demand – noninterest-bearing	$335,833	292,759
NOW accounts	423,452	292,623
Money market accounts	513,832	500,360
Savings accounts	146,481	153,325
Time deposits of $100,000 or more	753,233	762,990
Other time deposits	582,206	650,456
Total deposits	2,755,037	2,652,513
Securities sold under agreements to repurchase	17,105	54,460
Borrowings	133,925	196,870
Accrued interest payable	1,872	2,082
Other liabilities	37,385	28,404
Total liabilities	2,945,324	2,934,329

Commitments and contingencies (see Note 13)

Shareholders’ Equity
Preferred stock, no par value per share. Authorized: 5,000,000 shares. Issued & outstanding: 63,500 in 2011 and 65,000 in 2010	63,500	65,000
Discount on preferred stock	—	(2,932)
Common stock, no par value per share. Authorized: 40,000,000 shares. Issued & outstanding: 16,909,820 shares in 2011 and 16,801,426 shares in 2010	104,841	104,207
Retained earnings	185,491	183,413
Accumulated other comprehensive income (loss)	(8,682)	(5,085)
Total shareholders’ equity	345,150	344,603
Total liabilities and shareholders’ equity	$3,290,474	3,278,932

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2011, 2010 and 2009

($ in thousands, except per share data)	2011	2010	2009
Interest Income
Interest and fees on loans	$147,652	151,292	148,007
Interest on investment securities:
Taxable interest income	5,680	5,750	6,580
Tax-exempt interest income	2,000	1,633	859
Other, principally overnight investments	436	586	545
Total interest income	155,768	159,261	155,991

Interest Expense
Savings, NOW and money market	4,212	6,363	8,744
Time deposits of $100,000 or more	10,103	12,374	18,908
Other time deposits	7,036	11,193	17,866
Securities sold under agreements to repurchase	184	298	736
Borrowings	2,030	1,679	2,641
Total interest expense	23,565	31,907	48,895

Net interest income	132,203	127,354	107,096
Provision for loan losses – non-covered	28,525	33,646	20,186
Provision for loan losses – covered	12,776	20,916	—
Total provision for loan losses	41,301	54,562	20,186
Net interest income after provision for loan losses	90,902	72,792	86,910

Noninterest Income
Service charges on deposit accounts	11,981	12,335	13,112
Other service charges, commissions and fees	8,067	6,507	5,729
Fees from presold mortgage loans	1,609	1,813	1,505
Commissions from sales of insurance and financial products	1,512	1,476	1,524
Gain from acquisition	10,196	—	67,894
Foreclosed property losses and write-downs – covered	(24,492)	(34,527)	—
Foreclosed property losses and write-downs – non-covered	(3,355)	(984)	—
FDIC indemnification asset income, net	20,481	41,808	—
Securities gains (losses)	74	26	(104)
Other gains (losses)	143	652	(142)
Total noninterest income	26,216	29,106	89,518

Noninterest Expenses
Salaries	39,822	35,076	30,745
Employee benefits	11,616	10,214	10,843
Total personnel expense	51,438	45,290	41,588
Occupancy expense	6,574	6,799	6,071
Equipment related expenses	4,326	4,327	4,334
Intangibles amortization	902	874	630
Acquisition expenses	636	—	1,343
Other operating expenses	32,230	29,666	24,585
Total noninterest expenses	96,106	86,956	78,551

Income before income taxes	21,012	14,942	97,877
Income taxes	7,370	4,960	37,618

Net income	13,642	9,982	60,259

Preferred stock dividends	(3,234)	(3,250)	(3,169)
Accretion of preferred stock discount	(2,932)	(857)	(803)

Net income available to common shareholders	$7,476	5,875	56,287

Earnings per common share:
Basic	$0.44	0.35	3.38
Diluted	0.44	0.35	3.37

Dividends declared per common share	$0.32	0.32	0.32

Weighted average common shares outstanding:
Basic	16,856,072	16,764,879	16,648,822
Diluted	16,883,244	16,793,650	16,686,880

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2011, 2010 and 2009

($ in thousands)	2011	2010	2009

Net income	$13,642	9,982	60,259
Other comprehensive income (loss):
Unrealized gains/losses on securities available for sale:
Unrealized holding gains arising during the period, pretax	1,492	672	1,455
Tax expense	(583)	(261)	(567)
Reclassification to realized (gains) losses	(74)	(26)	104
Tax expense (benefit)	29	10	(41)
Postretirement Plans:
Net gain (loss) arising during period	(7,798)	(2,307)	3,623
Tax (expense) benefit	3,080	911	(1,397)
Amortization of unrecognized net actuarial loss	393	531	869
Tax expense	(155)	(210)	(339)
Amortization of prior service cost and transition obligation	32	35	36
Tax expense	(13)	(13)	(14)
Other comprehensive income (loss)	(3,597)	(658)	3,729

Comprehensive income	$10,045	9,324	63,988

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2011, 2010 and 2009

	Preferred	Preferred Stock	Common Stock		Retained	Accumulated Other Comprehensive	Total Share-holders’
(In thousands)	Stock	Discount	Shares	Amount	Earnings	Income (Loss)	Equity

Balances, January 1, 2009	$—	—	16,574	$96,072	131,952	(8,156)	219,868

Net income					60,259		60,259
Preferred stock issued	65,000	(4,592)					60,408
Common stock warrants issued				4,592			4,592
Common stock issued under stock option plans			42	393			393
Common stock issued into dividend reinvestment plan			77	1,112			1,112
Cash dividends declared ($0.32 per share)					(5,331)		(5,331)
Preferred dividends accrued					(3,169)		(3,169)
Accretion of preferred stock discount		803			(803)		—
Tax benefit realized from exercise of nonqualified stock options			—	73			73
Stock-based compensation			29	449			449
Other comprehensive income						3,729	3,729

Balances, December 31, 2009	65,000	(3,789)	16,722	102,691	182,908	(4,427)	342,383

Net income					9,982		9,982
Common stock issued under stock option plans			17	171			171
Common stock issued into dividend reinvestment plan			46	669			669
Cash dividends declared ($0.32 per share)					(5,370)		(5,370)
Preferred dividends accrued					(3,250)		(3,250)
Accretion of preferred stock discount		857			(857)		—
Tax benefit realized from exercise of nonqualified stock options			—	36			36
Stock-based compensation			16	640			640
Other comprehensive (loss)						(658)	(658)

Balances, December 31, 2010	65,000	(2,932)	16,801	104,207	183,413	(5,085)	344,603

Net income					13,642		13,642
Preferred stock redeemed	(65,000)						(65,000)
Preferred stock issued	63,500						63,500
Common stock issued under stock option plans			2	30			30
Common stock issued into dividend reinvestment plan			71	851			851
Repurchases of common stock			(20)	(228)			(228)
Repurchase of outstanding common stock warrants				(924)			(924)
Cash dividends declared ($0.32 per share)					(5,398)		(5,398)
Preferred dividends					(3,234)		(3,234)
Accretion of preferred stock discount		2,932			(2,932)		—
Stock-based compensation			56	905			905
Other comprehensive (loss)						(3,597)	(3,597)

Balances, December 31, 2011	$63,500	—	16,910	$104,841	185,491	(8,682)	345,150

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

($ in thousands)	2011	2010	2009
Cash Flows From Operating Activities
Net income	$13,642	9,982	60,259
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	41,301	54,562	20,186
Net security premium amortization	1,373	1,491	1,279
Purchase accounting accretion and amortization, net	(11,628)	(9,963)	(5,648)
Gain from acquisition	(10,196)	—	(67,894)
Foreclosed property losses and write-downs	27,847	35,511	—
Loss (gain) on securities available for sale	(74)	(26)	104
Other losses (gains)	(143)	(652)	142
Increase in net deferred loan costs	(307)	(599)	(139)
Depreciation of premises and equipment	4,388	3,993	3,624
Stock-based compensation expense	905	640	449
Amortization of intangible assets	902	874	630
Originations of presold mortgages in process of settlement	(76,095)	(88,665)	(93,893)
Proceeds from sales of presold mortgages in process of settlement	73,967	88,670	93,598
Decrease in accrued interest receivable	1,800	1,204	1,096
Decrease (increase) in other assets	(30,096)	(32,538)	2,306
Decrease in accrued interest payable	(210)	(972)	(3,706)
Increase (decrease) in other liabilities	(330)	597	2,640
Net cash provided by operating activities	37,046	64,109	15,033

Cash Flows From Investing Activities
Purchases of securities available for sale	(75,689)	(99,310)	(102,899)
Purchases of securities held to maturity	(4,332)	(22,431)	(20,300)
Proceeds from sales of securities available for sale	2,518	—	44
Proceeds from maturities/issuer calls of securities available for sale	75,615	97,202	134,736
Proceeds from maturities/issuer calls of securities held to maturity	1,053	2,687	1,799
Net decrease in loans	11,912	40,306	105,007
Proceeds from FDIC loss share agreements	69,339	46,721	41,891
Proceeds from sales of foreclosed real estate	43,414	24,875	4,094
Purchases of premises and equipment	(6,606)	(17,543)	(5,299)
Net cash received (paid) in acquisition	54,037	(171)	91,696
Net cash provided by investing activities	171,261	72,336	250,769

Cash Flows From Financing Activities
Net increase (decrease) in deposits and repurchase agreements	(127,253)	(287,982)	153,085
Proceeds from (repayments of) borrowings, net	(66,881)	20,400	(349,465)
Cash dividends paid – common stock	(5,390)	(5,359)	(7,145)
Cash dividends paid – preferred stock	(2,847)	(3,250)	(2,763)
Proceeds from issuance of preferred stock	63,500	—	65,000
Proceeds from issuance of common stock	881	840	1,505
Redemption of preferred stock	(65,000)	—	—
Repurchase of common stock	(228)	—	—
Repurchase of common stock warrants	(924)	—	—
Tax benefit from exercise of nonqualified stock options	—	36	73
Net cash used by financing activities	(204,142)	(275,315)	(139,710)

Increase (decrease) in Cash and Cash Equivalents	4,165	(138,870)	126,092
Cash and Cash Equivalents, Beginning of Year	212,002	350,872	224,780

Cash and Cash Equivalents, End of Year	$216,167	212,002	350,872

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$23,775	32,879	52,601
Income taxes	14,893	16,309	16,474
Non-cash investing and financing transactions:
Foreclosed loans transferred to other real estate	76,242	123,962	43,860
Unrealized gain on securities available for sale, net of taxes	864	395	951

See accompanying notes to consolidated financial statements.

First Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

Note 1. Summary of Significant Accounting Policies

(a) Basis of Presentation - The consolidated financial statements include the accounts of First Bancorp (the Company) and its wholly owned subsidiary - First Bank (the Bank). The Bank has two wholly owned subsidiaries that are fully consolidated - First Bank Insurance Services, Inc. (First Bank Insurance) and First Troy SPE, LLC. All significant intercompany accounts and transactions have been eliminated. Subsequent events have been evaluated through the date of filing this Form 10-K.

The Company is a bank holding company. The principal activity of the Company is the ownership and operation of the Bank, a state chartered bank with its main office in Troy, North Carolina. The Company is also the parent company for a series of statutory trusts that were formed at various times since 2002 for the purpose of issuing trust preferred debt securities. The trusts are not consolidated for financial reporting purposes; however, notes issued by the Company to the trusts in return for the proceeds from the issuance of the trust preferred securities are included in the consolidated financial statements and have terms that are substantially the same as the corresponding trust preferred securities. The trust preferred securities qualify as capital for regulatory capital adequacy requirements. First Bank Insurance is an agent for property and casualty insurance policies. First Troy SPE, LLC was formed in order to hold and dispose of certain real estate foreclosed upon by the Bank.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by the Company in the preparation of its consolidated financial statements are the determination of the allowance for loan losses, the valuation of other real estate, the accounting and impairment testing related to intangible assets, and the fair value and discount accretion of loans acquired in FDIC-assisted transactions.

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

(e) Loans – Loans are stated at the principal amount outstanding less any partial charge-offs plus deferred origination costs, net of nonrefundable loan fees. Interest on loans is accrued on the unpaid principal balance outstanding. Net deferred loan origination costs/fees are capitalized and recognized as a yield adjustment over the life of the related loan.

The Company does not hold any interest-only strips, loans, other receivables, or retained interests in securitizations that can be contractually prepaid or otherwise settled in a way that it would not recover substantially all of its recorded investment.

Purchased loans acquired in a business combination, which include loans that were purchased in the 2009 Cooperative Bank acquisition and the 2011 Bank of Asheville acquisition, are recorded at estimated fair value on their purchase date. The purchaser cannot carry over any related allowance for loan losses.

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

For nonimpaired purchased loans, the Company accretes any fair value discount over the life of the loan in a manner consistent with the guidance for accounting for loan origination fees and costs.

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

A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured using either 1) an estimate of the cash flows that the Company expects to receive from the borrower discounted at the loan’s effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral. Unless restructured, while a loan is considered to be impaired, the Company’s policy is that interest accrual is discontinued and all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off. Further cash receipts are recorded as interest income to the extent that any interest has been foregone. Impaired loans that are restructured are returned to accruing status in accordance with the restructured terms if the Company believes that the borrower will be able to meet the obligations of the restructured loan terms. The impairment policy discussed above applies to all loan classifications.

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

Periodically, the Company originates commercial loans that are intended for resale. The Company carries these loans at the lower of cost or fair value at each reporting date. There were no such loans held for sale as of December 31, 2011 or 2010.

(g) Allowance for Loan Losses - The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb losses inherent in the portfolio. Management’s determination of the adequacy of the allowance is based on several factors, including:

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

(h) Other Real Estate - Other real estate owned consists primarily of real estate acquired by the Company through legal foreclosure or deed in lieu of foreclosure. The property is initially carried at the lower of cost (generally the loan balance plus additional costs incurred for improvements to the property) or the estimated fair value of the property less estimated selling costs. If there are subsequent declines in fair value, which is reviewed routinely by management, the property is written down to its fair value through a charge to expense. Capital expenditures made to improve the property are capitalized. Costs of holding real estate, such as property taxes, insurance and maintenance, less related revenues during the holding period, are recorded as expense.

(i) FDIC Indemnification Asset – The FDIC indemnification asset relates to loss share agreements with the FDIC, whereby the FDIC has agreed to reimburse to the Company a percentage of the losses related to loans and other real estate that the Company assumed in the acquisition of two failed banks. This indemnification asset is measured separately from the loan portfolio and other real estate because it is not contractually embedded in the loans and is not transferable with the loans should the Company choose to dispose of them. The carrying value of this receivable at each period end is the sum of:  1) actual claims that have been submitted to the FDIC for reimbursement that have not yet been received and 2) the Company’s estimated amount of loan and other real estate losses covered by the agreements multiplied by the FDIC reimbursement percentage.  At December 31, 2011 and 2010, the amount of actual claims that had been submitted to the FDIC for reimbursement but had not yet been received was $13.4 million and $30.2 million, respectively.

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

At December 31, 2011 and 2010, the Company’s investments in limited partnerships, LLCs and other privately held companies totaled $2.6 million and $2.3 million, respectively, and were included in other assets.

(m) Stock Option Plan - At December 31, 2011, the Company had four equity-based employee compensation plans, which are described more fully in Note 15. The Company accounts for these plans under the recognition and measurement principles of relevant accounting guidance.

(n) Per Share Amounts - Basic Earnings Per Common Share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Common Share is computed by assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period. Currently, the Company’s potentially dilutive common stock issuances relate to grants under the Company’s equity-based plans, including 1) stock options, 2) performance units, and 3) restricted stock grants. In computing Diluted Earnings Per Common Share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is included in the calculation of dilutive securities. Performance units vest if certain financial goals and service conditions are met. Once vested, one performance unit is equal to one share of common stock. Performance units are included in the calculation of dilutive securities if the financial goals for a measurement period have been met, even if service requirements have not been met. Restricted stock grants issued by the Company vest solely on service conditions, and thus these shares are included in the calculation of dilutive securities.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share:

	For the Years Ended December 31,
	2011			2010			2009
($ in thousands, except per share amounts)	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount	Income (Numer- ator)	Shares (Denom- inator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$7,476	16,856,072	$0.44	$5,875	16,764,879	$0.35	$56,287	16,648,822	$3.38

Effect of dilutive securities	—	27,172		—	28,771		—	38,058

Diluted EPS per common share	$7,476	16,883,244	$0.44	$5,875	16,793,650	$0.35	$56,287	16,686,880	$3.37

For the years ended December 31, 2011, 2010, and 2009, there were 396,669 options, 604,752 options and 704,018 options, respectively, that were anti-dilutive because the exercise price exceeded the average market price for the year, and thus are not included in the calculation to determine the effect of dilutive securities. In addition, the warrant for 616,308 shares issued to the Treasury in 2009 and repurchased by the Company in 2011 was anti-dilutive for the year ended December 31, 2010 and 2009 – see Note 19 for additional information.

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

Commitments to Extend Credit and Standby Letters of Credit - At December 31, 2011 and 2010, the Company’s off-balance sheet financial instruments had no carrying value. The large majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short terms to maturity. Therefore, the fair value for these financial instruments is considered to be immaterial.

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

(p) Impairment - Goodwill is evaluated for impairment on at least an annual basis by comparing the fair value of the reporting units to their related carrying value. If the carrying value of a reporting unit exceeds its fair value, the Company determines whether the implied fair value of the goodwill, using various valuation techniques, exceeds the carrying value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recorded in an amount equal to that excess.

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

($ in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Unrealized gain on securities available for sale	$3,896	2,478	1,832
Deferred tax liability	(1,520)	(966)	(715)
Net unrealized gain on securities available for sale	2,376	1,512	1,117

Additional pension liability	(18,278)	(10,905)	(9,164)
Deferred tax asset	7,220	4,308	3,620
Net additional pension liability	(11,058)	(6,597)	(5,544)

Total accumulated other comprehensive income (loss)	$(8,682)	(5,085)	(4,427)

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

(s) Reclassifications - Certain amounts for prior years have been reclassified to conform to the 2011 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously presented, nor did they materially impact trends in financial information.

(t) Recent Accounting Pronouncements - In July 2010, the Financial Accounting Standards Board (FASB) issued guidance that requires an entity to provide more information about the credit quality of its financing receivables, such as aging information, credit quality indicators and troubled debt restructurings, in the disclosures to its financial statements.  The disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how the entity develops its allowance for credit losses and how it manages its credit exposure. Except for disclosures related to troubled debt restructurings (discussed in next paragraph), the required disclosures became effective for periods ending on or after December 15, 2010. The Company is required to include these disclosures in its interim and annual financial statements. See Note 4 for required disclosures.

In April 2011, the FASB issued guidance to assist creditors with their determination of when a restructuring is a troubled debt restructuring. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties, as both events must be present. This guidance and the new disclosures related to troubled debt restructurings became effective for reporting periods beginning after June 15, 2011. See Note 4 for required disclosures.

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

In September 2011, the FASB issued additional amended guidance related to goodwill impairment testing. Guidance now permits an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This amendment will be effective for the Company on January 1, 2012 and is not expected to impact the Company.

Also in December 2010, the FASB issued amended guidance specifying that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also requires that the supplemental pro forma disclosures include a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2011. The Company does not expect this guidance to have a material impact on its financial statements.

In June 2011, the FASB amended the comprehensive income guidance by eliminating the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity. The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB deferred the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The remaining amendments of the guidance will be applicable to the Company on January 1, 2012 and will be applied retrospectively. The Company has consistently followed the new requirements in prior filings, and thus this guidance will not change the way the Company has presented its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Acquisitions – Completed and Pending

The Company did not complete any significant acquisitions during 2010. The Company completed the acquisitions described below during 2009 and 2011. The results of each acquired company/branch are included in the Company’s results beginning on its respective acquisition date.

(1) On June 19, 2009, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (FDIC), as receiver for Cooperative Bank, in Wilmington, North Carolina. Earlier that day, the North Carolina Commissioner of Banks issued an order requiring the closure of Cooperative Bank and appointing the FDIC as receiver. According to the terms of the agreement, the Bank acquired all deposits (except certain brokered deposits) and borrowings, and substantially all of the assets of Cooperative Bank and its subsidiary, Lumina Mortgage. All deposits were assumed by the Bank with no losses to any depositor.

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

The Bank received a $123 million discount on the assets acquired and paid no deposit premium. The acquisition was accounted for under the purchase method of accounting in accordance with relevant accounting guidance. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair values were subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values became available. The Company recorded an estimated receivable from the FDIC in the amount of $185.1 million as of June 30, 2009, which represented the FDIC’s portion of the losses that were expected to be incurred and reimbursed to the Company.

An acquisition gain totaling $67.9 million resulted from the acquisition and is included as a component of noninterest income in the Company’s statement of income. In the Company’s filings for the second quarter 2009, this gain was reported as being $53.8 million. During the third and fourth quarters of 2009, the Company obtained third-party appraisals for the majority of Cooperative Bank’s collateral dependent problem loans. Overall, the appraised values were higher than the Company’s original estimates made as of the acquisition date. In addition, during the third and fourth quarters of 2009, the Company received payoffs related to certain loans for which losses had been anticipated. Accordingly, as required by accounting guidance, the Company retrospectively adjusted the fair value of the loans acquired for these factors, which resulted in a higher gain being reflected in the second quarter of 2009.

The statement of net assets acquired as of June 19, 2009 and the resulting gain (as adjusted) are presented in the following table.

($ in thousands)	As Recorded by Cooperative Bank	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$66,096	—		66,096
Securities	40,189	—		40,189
Presold mortgages	3,249	—		3,249
Loans	828,958	(227,854	)(a)	601,104
Core deposit intangible	—	3,798	(b)	3,798
FDIC indemnification asset	—	185,112	(c)	185,112
Foreclosed properties	15,993	(3,534	)(d)	12,459
Other assets	4,178	(137	)(e)	4,041
Total	958,663	(42,615)		916,048

Liabilities
Deposits	$706,139	5,922	(f)	712,061
Borrowings	153,056	6,409	(g)	159,465
Other	2,227	160	(e)	2,387
Total	861,422	12,491		873,913

Excess of assets received over liabilities	$97,241	(55,106)		42,135
Less: Asset discount	(123,000)
Cash received from FDIC at closing	25,759			25,759

Total gain recorded				$67,894

Explanation of Fair Value Adjustments

(a)	This estimated fair value adjustment was necessary as of the acquisition date to write down Cooperative Bank’s book value of loans to the estimated fair value as a result of future expected loan losses.

(b)	This estimated fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm. This amount was recorded by the Company as an identifiable intangible asset and will be amortized as an expense on a straight-line basis over the average life of the core deposit base, which is estimated to be 8 years.

(c)	This estimated fair value adjustment represents the amount that the Company will receive from the FDIC under its loss share agreements as a result of future loan losses.

(d)	This estimated fair value adjustment was necessary to write down Cooperative Bank’s book value of foreclosed real estate properties to their estimated fair value as of the acquisition date.

(e)	These estimated fair value adjustments are other immaterial adjustments made to acquired assets and assumed liabilities to reflect fair value.

(f)	This estimated fair value adjustment was recorded because the weighted average interest rate of Cooperative Bank’s time deposits exceeded the cost of similar wholesale funding at the time of the acquisition. This amount was amortized to reduce interest expense on a declining basis over the average life of the portfolio of approximately 15 months.

(g)	This estimated fair value adjustment was recorded because the interest rates of Cooperative Bank’s fixed rate borrowings exceeded current interest rates on similar borrowings. This amount was realized shortly after the acquisition by prepaying the borrowings at a premium, and thus there will be no future amortization related to this adjustment.

The operating results of the Company for the year ended December 31, 2009 include the operating results of the acquired assets and assumed liabilities since the acquisition date of June 19, 2009.

(2) On January 21, 2011, the Bank entered into a loss share purchase and assumption agreement with the FDIC, as receiver for The Bank of Asheville, Asheville, North Carolina. Earlier that day, the North Carolina Commissioner of Banks issued an order for the closure of The Bank of Asheville and appointed the FDIC as receiver. According to the terms of the agreement, First Bank acquired substantially all of the assets and liabilities of The Bank of Asheville. All deposits were assumed by First Bank with no losses to any depositor.

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

An acquisition gain totaling $10.2 million resulted from the acquisition and is included as a component of noninterest income in the statement of income. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed.

The statement of net assets acquired as of January 21, 2011 and the resulting gain that was recorded are presented in the following table.

($ in thousands)	As Recorded by The Bank of Asheville	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$27,297	—		27,297
Securities	4,461	—		4,461
Loans	153,994	(51,726	) (a)	102,268
Core deposit intangible	—	277	(b)	277
FDIC indemnification asset	—	42,218	(c)	42,218
Foreclosed properties	3,501	(2,159	) (d)	1,342
Other assets	1,146	(370	) (e)	776
Total	190,399	(11,760)		178,639

Liabilities
Deposits	$192,284	460	(f)	192,744
Borrowings	4,004	77	(g)	4,081
Other	111	1,447	(h)	1,558
Total	196,399	1,984		198,383

Excess of liabilities received over assets	$(6,000)	(13,744)		(19,744)
Less: Asset discount	(23,940)
Cash received/receivable from FDIC at closing	29,940			29,940

Total gain recorded				$10,196

Explanation of Fair Value Adjustments

(a)	This estimated adjustment is necessary as of the acquisition date to write down The Bank of Asheville’s book value of loans to the estimated fair value as a result of future expected loan losses.

(b)	This fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm. This amount was recorded by the Company as an identifiable intangible asset and will be amortized as an expense on a straight-line basis over the average life of the core deposit base, which is estimated to be seven years.

(c)	This adjustment is the estimated fair value of the amount that the Company expects to receive from the FDIC under its loss share agreements as a result of future loan losses.

(d)	This is the estimated adjustment necessary to write down The Bank of Asheville’s book value of foreclosed real estate properties to their estimated fair value as of the acquisition date.

(e)	This is an immaterial adjustment made to reflect fair value.

(f)	This fair value adjustment was recorded because the weighted average interest rate of The Bank of Asheville’s time deposits exceeded the cost of similar wholesale funding at the time of the acquisition. This amount will be amortized to reduce interest expense on a declining basis over the life of the portfolio of approximately 48 months.

(g)	This fair value adjustment was recorded because the interest rates of The Bank of Asheville’s fixed rate borrowings exceeded current interest rates on similar borrowings. This amount was realized shortly after the acquisition by prepaying the borrowings at a premium and thus there will be no future amortization related to this adjustment.

(h)	This adjustment relates primarily to the estimate of what the Company will owe to the FDIC at the conclusion of the loss share agreements based on a pre-established formula set forth in those agreements that is based on total expected losses in relation to the amount of the discount bid.

The operating results of the Company for the year ended December 31, 2011 include the operating results of the acquired assets and assumed liabilities for the period subsequent to the acquisition date of January 21, 2011. Due primarily to the significant amount of fair value adjustments and the FDIC loss share agreements now in place, historical results of The Bank of Asheville are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

(3) At December 31, 2011, the Company had one pending acquisition. On October 21, 2011, the Company entered into a Branch Purchase and Assumption Agreement (“The Agreement”) with Waccamaw Bankshares, Inc., and its subsidiary, Waccamaw Bank. The Agreement provides for First Bank to acquire eleven branches from Waccamaw Bank, which includes assuming all deposits, selected performing loans, and all premises and equipment. Deposits total approximately $180 million (unaudited) and loans total approximately $98 million (unaudited).

The Agreement provides for the deposits to be purchased at a premium that varies by account type. The estimated blended premium is approximately 1.5% of total deposits (unaudited).

The Agreement provides for loans to be purchased at par (the amount of principal outstanding and interest receivable) and for premises and equipment to be purchased at net book value. Approximately $31 million of the $98 million (unaudited) in loans being acquired are subject to a provision in the Agreement allowing First Bank to put the loans back to Waccamaw Bank at par value for any reason within 20 months following the closing date of the transaction. The Agreement is subject to regulatory approval and other customary conditions. No assurance can be provided that this Agreement will be approved.

Note 3. Securities

The book values and approximate fair values of investment securities at December 31, 2011 and 2010 are summarized as follows:

	2011				2010
	Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)

Securities available for sale:
Government-sponsored enterprise securities	$34,511	34,665	170	(16)	43,432	43,273	214	(373)
Mortgage-backed securities	120,032	124,105	4,164	(91)	104,660	107,460	3,270	(470)
Corporate bonds	13,189	12,488	279	(980)	15,754	15,330	35	(459)
Equity securities	10,998	11,368	409	(39)	14,858	15,119	301	(40)
Total available for sale	$178,730	182,626	5,022	(1,126)	178,704	181,182	3,820	(1,342)

Securities held to maturity:
State and local governments	$57,988	62,754	4,766	—	54,011	53,305	517	(1,223)
Other	—	—	—	—	7	7	—	—
Total held to maturity	$57,988	62,754	4,766	—	54,018	53,312	517	(1,223)

Included in mortgage-backed securities at December 31, 2011 were collateralized mortgage obligations with an amortized cost of $1,462,000 and a fair value of $1,515,000. Included in mortgage-backed securities at December 31, 2010 were collateralized mortgage obligations with an amortized cost of $2,644,000 and a fair value of $2,740,000. All of the Company’s mortgage-backed securities, including the collateralized mortgage obligations, were issued by government-sponsored corporations.

The Company owned Federal Home Loan Bank (FHLB) stock with a cost and fair value of $10,904,000 at December 31, 2011 and $14,759,000 at December 31, 2010, which is included in equity securities above and serves as part of the collateral for the Company’s line of credit with the FHLB (see Note 10 for additional discussion). The investment in this stock is a requirement for membership in the FHLB system.

The following table presents information regarding securities with unrealized losses at December 31, 2011:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$8,984	16	—	—	8,984	16
Mortgage-backed securities	14,902	61	9,302	30	24,204	91
Corporate bonds	4,588	458	2,773	522	7,361	980
Equity securities	4	2	22	37	26	39
State and local governments	—	—	—	—	—	—
Total temporarily impaired securities	$28,478	537	12,097	589	40,575	1,126

The following table presents information regarding securities with unrealized losses at December 31, 2010:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$18,607	373	—	—	18,607	373
Mortgage-backed securities	21,741	470	—	—	21,741	470
Corporate bonds	7,548	55	2,900	404	10,448	459
Equity securities	3	1	29	39	32	40
State and local governments	35,289	1,223	—	—	35,289	1,223
Total temporarily impaired securities	$83,188	2,122	2,929	443	86,117	2,565

In the above tables, all of the non-equity securities that were in an unrealized loss position at December 31, 2011 and 2010 are bonds that the Company has determined are in a loss position due to interest rate factors, the overall economic downturn in the financial sector, and the broader economy in general. The Company has evaluated the collectability of each of these bonds and has concluded that there is no other-than-temporary impairment. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.

At December 31, 2011, the Company’s $12.5 million investment in corporate bonds was comprised of the following:

($ in thousands) Issuer	S&P Issuer Ratings (1)	Maturity Date	Amortized Cost	Market Value
First Citizens Bancorp (South Carolina) Bond	Not Rated	4/1/15	$2,996	3,102
Bank of America Trust Preferred Security	BB+	12/11/26	2,039	1,780
Bank of America Trust Preferred Security	BB+	4/15/27	5,046	4,588
First Citizens Bancorp (North Carolina) Trust Preferred Security	BB+	3/1/28	2,108	2,278
First Citizens Bancorp (South Carolina) Trust Preferred Security	Not Rated	6/15/34	1,000	740
Total investment in corporate bonds			$13,189	12,488

(1) The ratings are as of January 26, 2012.

The Company has concluded that each of the equity securities in an unrealized loss position at December 31, 2011 and 2010 was in such a position due to temporary fluctuations in the market prices of the securities. The Company’s policy is to record an impairment charge for any of these equity securities that remains in an unrealized loss position for twelve consecutive months unless the amount is insignificant.

The aggregate carrying amount of cost-method investments was $11,368,000 and $14,766,000 at December 31, 2011 and 2010, respectively, which included the Federal Home Loan Bank stock discussed above. The Company determined that none of its cost-method investments were impaired at either year end.

The book values and approximate fair values of investment securities at December 31, 2011, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Debt securities
Due within one year	$3,011	3,106	$626	629
Due after one year but within five years	31,497	31,660	1,743	1,843
Due after five years but within ten years	3,000	3,001	23,188	25,201
Due after ten years	10,192	9,386	32,431	35,081
Mortgage-backed securities	120,032	124,105	—	—
Total debt securities	167,732	171,258	57,988	62,754

Equity securities	10,998	11,368	—	—
Total securities	$178,730	182,626	$57,988	62,754

At December 31, 2011 and 2010, investment securities with book values of $47,418,000 and $75,654,000, respectively, were pledged as collateral for public and private deposits and securities sold under agreements to repurchase.

There were $2,510,000 in sales of securities in 2011, which resulted in a net gain of $8,000. There were no sales of securities in 2010. There were $44,000 in sales in 2009, which resulted in a net gain of $9,000. In 2011, the Company recorded a net loss of $5,000 related to write-downs of the Company’s equity portfolio and recorded a net gain of $71,000 related to the call of several securities. In 2010, the Company recorded a gain of $26,000 related to the call of several municipal securities. The Company recorded losses of $113,000 related to write-downs of the Company’s equity portfolio in 2009.

Note 4. Loans and Asset Quality Information

The loans and foreclosed real estate that were acquired in FDIC-assisted transactions are covered by loss share agreements between the FDIC and the Company’s banking subsidiary, First Bank, which afford First Bank significant loss protection. (See Note 2 above for more information regarding these transactions.) Because of the loss protection provided by the FDIC, the risk of the Cooperative Bank and The Bank of Asheville loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreements. Accordingly, the Company presents separately loans subject to the loss share agreements as “covered loans” in the information below and loans that are not subject to the loss share agreements as “non-covered loans.”

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	December 31, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
All loans (non-covered and covered):

Commercial, financial, and agricultural	$162,099	7%	$155,016	6%
Real estate – construction, land development & other land loans	363,079	15%	437,700	18%
Real estate – mortgage – residential (1-4 family) first mortgages	805,542	33%	802,658	33%
Real estate – mortgage – home equity loans / lines of credit	256,509	11%	263,529	11%
Real estate – mortgage – commercial and other	762,895	31%	710,337	29%
Installment loans to individuals	78,982	3%	83,919	3%
Subtotal	2,429,106	100%	2,453,159	100%
Unamortized net deferred loan costs	1,280		973
Total loans	$2,430,386		$2,454,132

As of December 31, 2011 and 2010, net loans include an unamortized premium of $949,000 and $687,000, respectively, related to acquired loans.

Loans in the amounts of $2,074,148,000 and $1,708,642,000 as of December 31, 2011 and 2010, respectively, are pledged as collateral for certain borrowings (see Note 10).

The loans above also include loans to executive officers and directors serving the Company at December 31, 2011 and to their associates, totaling approximately $6,004,000 and $5,097,000 at December 31, 2011 and 2010, respectively. During 2011, additions to such loans were approximately $1,253,000 and repayments totaled approximately $346,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectability or present other unfavorable features.

The following is a summary of the major categories of non-covered loans outstanding:

($ in thousands)	December 31, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
Non-covered loans:

Commercial, financial, and agricultural	$152,627	8%	$150,545	7%
Real estate – construction, land development & other land loans	290,983	14%	344,939	17%
Real estate – mortgage – residential (1-4 family) first mortgages	646,616	31%	622,353	30%
Real estate – mortgage – home equity loans / lines of credit	233,171	11%	246,418	12%
Real estate – mortgage – commercial and other	666,882	32%	636,197	30%
Installment loans to individuals	77,593	4%	81,579	4%
Subtotal	2,067,872	100%	2,082,031	100%
Unamortized net deferred loan costs	1,280		973
Total non-covered loans	$2,069,152		$2,083,004

The carrying amount of the covered loans at December 31, 2011 consisted of impaired and nonimpaired purchased loans, as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans - Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$69	319	9,403	11,736	9,472	12,055
Real estate – construction, land development & other land loans	3,865	8,505	68,231	115,489	72,096	123,994
Real estate – mortgage – residential (1-4 family) first mortgages	1,214	2,639	157,712	189,436	158,926	192,075
Real estate – mortgage – home equity loans / lines of credit	127	577	23,211	29,249	23,338	29,826
Real estate – mortgage – commercial and other	2,585	4,986	93,428	125,450	96,013	130,436
Installment loans to individuals	4	6	1,385	1,583	1,389	1,589
Total	$7,864	17,032	353,370	472,943	361,234	489,975

The carrying amount of the covered loans at December 31, 2010 consisted of impaired and nonimpaired purchased loans, as follows:

($ in thousands)	Impaired Purchased Loans – Carrying Value	Impaired Purchased Loans – Unpaid Principal Balance	Nonimpaired Purchased Loans – Carrying Value	Nonimpaired Purchased Loans - Unpaid Principal Balance	Total Covered Loans – Carrying Value	Total Covered Loans – Unpaid Principal Balance
Covered loans:
Commercial, financial, and agricultural	$—	—	4,471	5,272	4,471	5,272
Real estate – construction, land development & other land loans	1,898	3,328	90,863	147,615	92,761	150,943
Real estate – mortgage – residential (1-4 family) first mortgages	—	—	180,305	212,826	180,305	212,826
Real estate – mortgage – home equity loans / lines of credit	—	—	17,111	20,332	17,111	20,332
Real estate – mortgage – commercial and other	2,709	3,594	71,431	93,490	74,140	97,084
Installment loans to individuals	—	—	2,340	2,595	2,340	2,595
Total	$4,607	6,922	366,521	482,130	371,128	489,052

The following table presents information regarding covered purchased nonimpaired loans since December 31, 2009. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond.

($ in thousands)

Carrying amount of nonimpaired Cooperative Bank loans at December 31, 2009	$485,572
Principal repayments	(43,801)
Transfers to foreclosed real estate	(75,121)
Loan charge-offs	(7,736)
Accretion of loan discount	7,607
Carrying amount of nonimpaired Cooperative Bank loans at December 31, 2010	366,521
Additions due to acquisition of The Bank of Asheville (at fair value)	84,623
Principal repayments	(40,576)
Transfers to foreclosed real estate	(53,999)
Loan charge-offs	(14,797)
Accretion of loan discount	11,598
Carrying amount of nonimpaired covered loans at December 31, 2011	$353,370

As reflected in the table above, the Company accreted $11,598,000 and $7,607,000 of the loan discount on purchased nonimpaired loans into interest income during 2011 and 2010, respectively. As of December 31, 2011, there was remaining loan discount of $89,837,000 related to purchased nonimpaired loans. If these loans continue to be repaid by the borrowers, the Company will accrete the remaining loan discount into interest income over the lives of the respective loans. In such circumstances, a corresponding entry to reduce the indemnification asset will be recorded amounting to 80% of the loan discount accretion, which reduces noninterest income.

The following table presents information regarding all purchased impaired loans since December 31, 2009, substantially all of which are covered loans. The Company has applied the cost recovery method to all purchased impaired loans at their respective acquisition dates due to the uncertainty as to the timing of expected cash flows, as reflected in the following table.

($ in thousands) Purchased Impaired Loans	Contractual Principal Receivable	Fair Market Value Adjustment – Write Down (Nonaccretable Difference)	Carrying Amount
Balance at December 31, 2009	$39,293	3,242	36,051
Change due to payments received	(685)	2	(687)
Transfer to foreclosed real estate	(27,569)	(225)	(27,344)
Change due to loan charge-off	(3,149)	(625)	(2,524)
Other	190	(65)	255
Balance at December 31, 2010	8,080	2,329	5,751
Additions due to acquisition of The Bank of Asheville	38,452	20,807	17,645
Change due to payments received	(1,620)	(327)	(1,293)
Transfer to foreclosed real estate	(19,881)	(9,308)	(10,573)
Change due to loan charge-off	(7,522)	(4,193)	(3,329)
Other	807	224	583
Balance at December 31, 2011	$18,316	9,532	8,784

Each of the purchased impaired loans are on nonaccrual status and considered to be impaired. Because of the uncertainty of the expected cash flows, the Company is accounting for each purchased impaired loan under the cost recovery method, in which all cash payments are applied to principal. Thus, there is no accretable yield associated with the above loans. During 2011 and 2010, the Company received $0 and $67,000, respectively, in payments that exceeded the initial carrying amount of the purchased impaired loans, which is included in the loan discount accretion amount discussed previously.

Nonperforming assets are defined as nonaccrual loans, restructured loans, loans past due 90 or more days and still accruing interest, and other real estate. Nonperforming assets are summarized as follows:

ASSET QUALITY DATA ($ in thousands)	December 31, 2011	December 31, 2010

Non-covered nonperforming assets
Nonaccrual loans	$73,566	62,326
Restructured loans – accruing	11,720	33,677
Accruing loans > 90 days past due	—	—
Total non-covered nonperforming loans	85,286	96,003
Other real estate	37,023	21,081
Total non-covered nonperforming assets	$122,309	117,084

Covered nonperforming assets
Nonaccrual loans (1)	$41,472	58,466
Restructured loans – accruing	14,218	14,359
Accruing loans > 90 days past due	—	—
Total covered nonperforming loans	55,690	72,825
Other real estate	85,272	94,891
Total covered nonperforming assets	$140,962	167,716

Total nonperforming assets	$263,271	284,800

(1) At December 31, 2011 and December 31, 2010, the contractual balance of the nonaccrual loans covered by FDIC loss share agreements was $69.0 million and $86.2 million, respectively.

If the nonaccrual and restructured loans as of December 31, 2011, 2010, and 2009 had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period), gross interest income in the amounts of approximately $8,724,000, $8,136,000 and $9,800,000 for nonaccrual loans and $1,873,000, $1,943,000 and $1,200,000 for restructured loans would have been recorded for 2011, 2010, and 2009, respectively. Interest income on such loans that was actually collected and included in net income in 2011, 2010, and 2009 amounted to approximately $2,578,000, $3,195,000 and $2,147,000 for nonaccrual loans (prior to their being placed on nonaccrual status), and $1,351,000, $1,342,000, and $866,000 for restructured loans, respectively. At December 31, 2011 and 2010, the Company had no commitments to lend additional funds to debtors whose loans were nonperforming.

The following table presents information related to the Company’s impaired loans.

($ in thousands)	As of /for the year ended December 31, 2011	As of /for the year ended December 31, 2010	As of /for the year ended December 31, 2009
Impaired loans at period end
Non-covered	$85,286	96,003	55,574
Covered	55,690	72,825	94,746
Total impaired loans at period end	$140,976	168,828	150,320

Average amount of impaired loans for period
Non-covered	$89,023	89,751	36,171
Covered	63,289	95,373	34,161
Average amount of impaired loans for period – total	$152,312	185,124	70,332

Allowance for loan losses related to impaired loans at period end
Non-covered	$5,804	7,613	9,717
Covered	5,106	11,155	—
Allowance for loan losses related to impaired loans - total	$10,910	18,768	9,717

Amount of impaired loans with no related allowance at period end
Non-covered	$35,721	42,874	30,236
Covered	43,702	49,991	94,746
Total impaired loans with no related allowance at period end	$79,423	92,865	124,982

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

The following table presents the Company’s nonaccrual loans as of December 31, 2011.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial - unsecured	$452	—	452
Commercial - secured	2,190	358	2,548
Secured by inventory and accounts receivable	588	102	690

Real estate – construction, land development & other land loans	22,772	21,204	43,976

Real estate – residential, farmland and multi-family	25,430	11,050	36,480

Real estate – home equity lines of credit	3,161	1,068	4,229

Real estate - commercial	16,203	7,459	23,662

Consumer	2,770	231	3,001
Total	$73,566	41,472	115,038

The following table presents the Company’s nonaccrual loans as of December 31, 2010.

($ in thousands)	Non-covered	Covered	Total
Commercial, financial, and agricultural:
Commercial - unsecured	$64	160	224
Commercial - secured	1,566	3	1,569
Secured by inventory and accounts receivable	802	—	802

Real estate – construction, land development & other land loans	22,654	30,847	53,501

Real estate – residential, farmland and multi-family	27,055	19,716	46,771

Real estate – home equity lines of credit	2,201	685	2,886

Real estate - commercial	7,461	7,039	14,500

Consumer	523	16	539
Total	$62,326	58,466	120,792

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2011.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$67	591	452	37,668	38,778
Commercial - secured	672	207	2,190	108,682	111,751
Secured by inventory and accounts receivable	247	—	588	20,993	21,828

Real estate – construction, land development & other land loans	1,250	1,411	22,772	221,372	246,805

Real estate – residential, farmland, and multi-family	9,751	4,259	25,430	756,215	795,655

Real estate – home equity lines of credit	1,126	237	3,161	202,912	207,436

Real estate - commercial	2,620	1,006	16,203	567,354	587,183

Consumer	657	286	2,770	54,723	58,436
Total non-covered	$16,390	7,997	73,566	1,969,919	2,067,872
Unamortized net deferred loan costs					1,280
Total non-covered loans					$2,069,152

Covered loans	$6,511	3,388	41,472	309,863	361,234

Total loans	$22,901	11,385	115,038	2,279,782	2,430,386

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2011.

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2010.

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans	Current	Total Loans Receivable
Non-covered loans
Commercial, financial, and agricultural:
Commercial - unsecured	$225	92	64	41,564	41,945
Commercial - secured	1,165	195	1,566	102,657	105,583
Secured by inventory and accounts receivable	100	—	802	21,369	22,271

Real estate – construction, land development & other land loans	2,951	7,022	22,654	270,892	303,519

Real estate – residential, farmland, and multi-family	10,290	2,942	27,055	726,456	766,743

Real estate – home equity lines of credit	496	253	2,201	213,984	216,934

Real estate - commercial	2,581	1,193	7,461	552,020	563,255

Consumer	595	297	523	60,366	61,781
Total non-covered	$18,403	11,994	62,326	1,989,308	2,082,031
Unamortized net deferred loan costs					973
Total non-covered loans					$2,083,004

Total covered loans	$6,713	4,127	58,466	301,822	371,128

Total loans	$25,116	16,121	120,792	2,291,130	2,454,132

The Company had no non-covered or covered loans that were past due greater than 90 days and accruing interest at December 31, 2010.

The following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2011.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi-family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the year ended December 31, 2011

Beginning balance	$4,731	12,520	11,283	3,634	3,972	1,961	174	38,275
Charge-offs	(2,703)	(16,240)	(9,045)	(1,147)	(3,355)	(845)	(524)	(33,859)
Recoveries	389	1,142	719	107	37	182	93	2,669
Provisions	1,363	13,884	10,575	(904)	2,760	574	273	28,525
Ending balance	$3,780	11,306	13,532	1,690	3,414	1,872	16	35,610

Ending balances as of December 31, 2011: Allowance for loan losses

Individually evaluated for impairment	$60	607	150	—	200	—	—	1,017

Collectively evaluated for impairment	$3,720	10,699	13,382	1,690	3,214	1,872	16	34,593

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of December 31, 2011:

Ending balance – total	$172,357	246,805	795,655	207,436	587,183	58,436	—	2,067,872

Ending balances as of December 31, 2011: Loans

Individually evaluated for impairment	$2,526	34,750	11,880	527	30,846	12	—	80,541

Collectively evaluated for impairment	$169,831	212,055	783,775	206,909	556,337	58,424	—	1,987,331

Loans acquired with deteriorated credit quality	$—	920	—	—	—	—	—	920

The following table presents the activity in the allowance for loan losses for non-covered loans for the year ended December 31, 2010.

($ in thousands)	Commercial, Financial, and Agricultural	Real Estate – Construction, Land Development, & Other Land Loans	Real Estate – Residential, Farmland, and Multi-family	Real Estate – Home Equity Lines of Credit	Real Estate – Commercial and Other	Consumer	Unallo- cated	Total

As of and for the year ended December 31, 2010

Beginning balance	$4,992	9,286	10,779	3,228	6,839	1,610	609	37,343
Charge-offs	(4,691)	(15,721)	(6,962)	(2,490)	(2,354)	(1,587)	—	(33,805)
Recoveries	145	130	548	59	38	171	—	1,091
Provisions	4,285	18,825	6,918	2,837	(551)	1,767	(435)	33,646
Ending balance	$4,731	12,520	11,283	3,634	3,972	1,961	174	38,275

Ending balances as of December 31, 2010: Allowance for loan losses

Individually evaluated for impairment	$867	3,740	1,070	269	611	—	—	6,557

Collectively evaluated for impairment	$3,864	8,780	10,213	3,365	3,361	1,961	174	31,718

Loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—

Loans receivable as of December 31, 2010:

Ending balance – total	$169,799	303,519	766,743	216,934	563,255	61,781	—	2,082,031

Ending balances as of December 31, 2010: Loans

Individually evaluated for impairment	$3,487	64,549	15,786	1,223	25,213	28	—	110,286

Collectively evaluated for impairment	$166,312	238,970	750,957	215,711	538,042	61,753	—	1,971,745

Loans acquired with deteriorated credit quality	$—	1,144	—	—	—	—	—	1,144

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2011.

($ in thousands)	Covered Loans

As of and for the year ended December 31, 2011
Beginning balance	$11,155
Charge-offs	(18,123)
Recoveries	—
Provisions	12,776
Ending balance	$5,808

Ending balances as of December 31, 2011: Allowance for loan losses

Individually evaluated for impairment	$5,481
Collectively evaluated for impairment	—
Loans acquired with deteriorated credit quality	327

Loans receivable as of December 31, 2011:

Ending balance – total	$361,234

Ending balances as of December 31, 2011: Loans

Individually evaluated for impairment	$44,723
Collectively evaluated for impairment	316,511
Loans acquired with deteriorated credit quality	7,864

The following table presents the activity in the allowance for loan losses for covered loans for the year ended December 31, 2010.

($ in thousands)	Covered Loans

As of and for the year ended December 31, 2010

Beginning balance	$—
Charge-offs	(9,761)
Recoveries	—
Provisions	20,916
Ending balance	$11,155

Ending balances as of December 31, 2010: Allowance for loan losses

Individually evaluated for impairment	$11,155
Collectively evaluated for impairment	—
Loans acquired with deteriorated credit quality	—

Loans receivable as of December 31, 2010:

Ending balance – total	$371,128

Ending balances as of December 31, 2010: Loans

Individually evaluated for impairment	$72,690
Collectively evaluated for impairment	298,438
Loans acquired with deteriorated credit quality	4,607

The following table presents the Company’s impaired loans as of December 31, 2011.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans with no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$—	—	—	—
Commercial - secured	295	478	—	504
Secured by inventory and accounts receivable	27	493	—	124

Real estate – construction, land development & other land loans	15,105	20,941	—	17,876

Real estate – residential, farmland, and multi-family	3,442	4,741	—	5,278

Real estate – home equity lines of credit	46	300	—	79

Real estate – commercial	16,794	18,817	—	13,359

Consumer	12	39	—	15
Total non-covered impaired loans with no allowance	$35,721	45,809	—	37,235

Total covered impaired loans with no allowance	$43,702	78,578	—	49,030

Total impaired loans with no allowance recorded	$79,423	124,387	—	86,265

Non-covered loans with an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$452	454	59	226
Commercial - secured	1,895	1,899	295	1,427
Secured by inventory and accounts receivable	561	571	156	391

Real estate – construction, land development & other land loans	10,360	12,606	2,244	15,782

Real estate – residential, farmland, and multi-family	24,460	26,153	2,169	22,487

Real estate – home equity lines of credit	3,115	3,141	117	2,544

Real estate – commercial	5,965	6,421	283	6,602

Consumer	2,757	2,759	481	2,329
Total non-covered impaired loans with allowance	$49,565	54,004	5,804	51,788

Total covered impaired loans with allowance	$11,988	15,670	5,106	14,259

Total impaired loans with an allowance recorded	$61,553	69,674	10,910	66,047

Interest income recorded on non-covered and covered impaired loans during the year ended December 31, 2011 is considered insignificant.

The related allowance listed above includes both reserves on loans specifically reviewed for impairment and general reserves on impaired loans that were not specifically reviewed for impairment.

The following table presents the Company’s impaired loans as of December 31, 2010.

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Non-covered loans:
With no related allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$—	—	—	138
Commercial - secured	902	967	—	758
Secured by inventory and accounts receivable	240	650	—	186

Real estate – construction, land development & other land loans	22,026	26,012	—	15,639

Real estate – residential, farmland, and multi-family	8,269	9,447	—	7,437

Real estate – home equity lines of credit	302	502	—	381

Real estate – commercial	11,115	11,321	—	7,284

Consumer	20	40	—	46
Total non-covered impaired loans with no allowance	$42,874	48,939	—	31,869

Total covered impaired loans with no allowance	$49,991	77,321	—	83,955

Total impaired loans with no allowance recorded	$92,865	126,260	—	115,824

Non-covered loans:
With an allowance recorded:
Commercial, financial, and agricultural:
Commercial - unsecured	$124	124	24	243
Commercial - secured	579	579	88	1,385
Secured by inventory and accounts receivable	1,026	1,026	609	613

Real estate – construction, land development & other land loans	17,540	19,926	3,932	21,362

Real estate – residential, farmland, and multi-family	23,012	23,012	1,820	22,166

Real estate – home equity lines of credit	2,148	2,223	357	1,928

Real estate – commercial	8,013	8,088	497	9,275

Consumer	687	687	286	910
Total non-covered impaired loans with allowance	$53,129	55,665	7,613	57,882

Total covered impaired loans with allowance	$22,834	27,105	11,155	11,418

Total impaired loans with an allowance recorded	$75,963	82,770	18,768	69,300

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

The following describes the Company’s internal risk grades in ascending order of likelihood of loss:

Numerical Risk Grade	Description
Pass:
1	Cash secured loans.
2	Non-cash secured loans that have no minor or major exceptions to the lending guidelines.
3	Non-cash secured loans that have no major exceptions to the lending guidelines.
Weak Pass:
4	Non-cash secured loans that have minor or major exceptions to the lending guidelines, but the exceptions are properly mitigated.
Watch or Standard:
9	Loans that meet the guidelines for a Risk Graded 5 loan, except the collateral coverage is sufficient to satisfy the debt with no risk of loss under reasonable circumstances. This category also includes all loans to insiders and any other loan that management elects to monitor on the watch list.
Special Mention:
5	Existing loans with major exceptions that cannot be mitigated.
Classified:
6	Loans that have a well-defined weakness that may jeopardize the liquidation of the debt if deficiencies are not corrected.
7	Loans that have a well-defined weakness that make the collection or liquidation improbable.
8	Loans that are considered uncollectible and are in the process of being charged-off.

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2011.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial - unsecured	$13,516	23,735	13	217	845	452	38,778
Commercial - secured	36,587	66,105	1,912	2,196	2,761	2,190	111,751
Secured by inventory and accounts receivable	3,756	16,197	282	756	249	588	21,828

Real estate – construction, land development & other land loans	37,596	156,651	6,490	9,903	13,393	22,772	246,805

Real estate – residential, farmland, and multi-family	257,163	456,188	10,248	17,687	28,939	25,430	795,655

Real estate – home equity lines of credit	130,913	67,606	2,422	1,868	1,466	3,161	207,436

Real estate - commercial	140,577	372,614	30,722	11,502	15,565	16,203	587,183

Consumer	30,693	23,550	67	368	988	2,770	58,436
Total	$650,801	1,182,646	52,156	44,497	64,206	73,566	2,067,872
Unamortized net deferred loan costs							1,280
Total non-covered loans							$2,069,152

Total covered loans	$62,052	161,508	—	8,033	88,169	41,472	361,234

Total loans	$712,853	1,344,154	52,156	52,530	152,375	115,038	2,430,386

At December 31, 2011, there was an insignificant amount of non-covered loans that were graded “8” with an accruing status. At December 31, 2011, there were no covered loans that were graded “8” with an accruing status.

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2010.

($ in thousands)	Credit Quality Indicator (Grouped by Internally Assigned Grade)
	Pass (Grades 1, 2, & 3)	Weak Pass (Grade 4)	Watch or Standard Loans (Grade 9)	Special Mention Loans (Grade 5)	Classified Loans (Grades 6, 7, & 8)	Nonaccrual Loans	Total
Non-covered loans:
Commercial, financial, and agricultural:
Commercial – unsecured	$14,850	25,992	—	332	707	64	41,945
Commercial – secured	40,995	55,918	2,100	2,774	2,230	1,566	105,583
Secured by inventory and accounts receivable	6,364	14,165	—	873	67	802	22,271

Real estate – construction, land development & other land loans	66,321	162,147	7,649	13,971	30,777	22,654	303,519

Real estate – residential, farmland, and multi-family	302,594	376,187	15,808	22,196	22,903	27,055	766,743

Real estate – home equity lines of credit	137,674	68,876	3,001	3,060	2,122	2,201	216,934

Real estate – commercial	190,284	301,828	33,706	11,915	18,061	7,461	563,255

Consumer	34,600	24,783	140	408	1,327	523	61,781
Total	$793,682	1,029,896	62,404	55,529	78,194	62,326	2,082,031
Unamortized net deferred loan costs							973
Total non-covered loans							$2,083,004

Total covered loans	$37,973	187,526	—	7,461	79,702	58,466	371,128

Total loans	$831,655	1,217,422	62,404	62,990	157,896	120,792	2,454,132

At December 31, 2010, there was an insignificant amount of non-covered and covered loans that were graded “8” with an accruing status.

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

The vast majority of the Company’s troubled debt restructurings modified during the year ended December 31, 2011 related to interest rate reductions combined with restructured amortization schedules. The Company does not grant principal forgiveness.

All loans classified as troubled debt restructurings are considered to be impaired and are evaluated as such for determination of the allowance for loan losses. The Company’s troubled debt restructurings can be classified as either nonaccrual or accruing based on the loan’s payment status. The troubled debt restructurings that are nonaccrual are reported within the nonaccrual loan totals presented previously.

The following table presents information related to loans modified in a troubled debt restructuring during the year ended December 31, 2011.

($ in thousands)	For the year ended December 31, 2011
	Number of Contracts	Restructured Balances
Non-covered TDRs – Accruing
Real estate – construction, land development & other land loans	2	$543

Real estate – residential, farmland, and multi-family	5	1,645

Real estate - commercial	4	1,871

Non-covered TDRs - Nonaccrual
Real estate – construction, land development & other land loans	1	357

Real estate – residential, farmland, and multi-family	3	438

Real estate - commercial	4	1,408

Total non-covered TDRs arising during period	19	$6,262

Total covered TDRs arising during period– Accruing	37	$6,528
Total covered TDRs arising during period – Nonaccrual	8	1,472

Total TDRs arising during period	64	$14,262

Accruing restructured loans that defaulted during the year ended December 31, 2011 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned.

($ in thousands)	For the year ended December 31, 2011
	Number of Contracts	Recorded Investment
Non-covered accruing TDRs that subsequently defaulted
Real estate – construction, land development & other land loans	8	$13,688

Real estate – residential, farmland, and multi-family	5	1,281

Real estate - commercial	10	7,005

Total non-covered TDRs that subsequently defaulted	23	$21,974

Total accruing covered TDRs that subsequently defaulted	40	$18,203

Total accruing TDRs that subsequently defaulted	63	$40,177

Note 5. Premises and Equipment

Premises and equipment at December 31, 2011 and 2010 consisted of the following:

($ in thousands)	2011	2010

Land	$22,700	22,069
Buildings	53,818	50,456
Furniture and equipment	31,618	29,563
Leasehold improvements	2,003	2,003
Total cost	110,139	104,091
Less accumulated depreciation and amortization	(40,164)	(36,350)
Net book value of premises and equipment	$69,975	67,741

Note 6. FDIC Indemnification Asset

As discussed in Note 1(i), the FDIC indemnification asset is the estimated amount that the Company will receive from the FDIC under loss share agreements associated with two FDIC-assisted failed bank acquisitions.

At December 31, 2011 and 2010, the FDIC indemnification asset was comprised of the following components:

($ in thousands)	2011	2010
Receivable related to claims submitted, not yet received	$13,377	30,201
Receivable related to estimated future claims on loans	90,275	86,966
Receivable related to estimated future claims on other real estate owned	18,025	6,552
FDIC indemnification asset	$121,677	123,719

The following presents a rollforward of the FDIC indemnification asset since the date of the Cooperative Bank acquisition on June 19, 2009.

($ in thousands)
Balance at June 19, 2009	$185,112
Decrease related to favorable change in loss estimates	(1,516)
Increase related to reimbursable expenses	1,300
Cash received	(40,500)
Accretion of loan discount	(1,175)
Balance at December 31, 2009	143,221
Increase related to unfavorable change in loss estimates	30,419
Increase related to reimbursable expenses	2,900
Cash received	(46,721)
Accretion of loan discount	(6,100)
Balance at December 31, 2010	$123,719
Increase related to acquisition of The Bank of Asheville	42,218
Increase related to unfavorable change in loss estimates	29,814
Increase related to reimbursable expenses	5,725
Cash received	(69,339)
Accretion of loan discount	(9,278)
Other	(1,182)
Balance at December 31, 2011	$121,677

Note 7. Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of December 31, 2011 and December 31, 2010 and the carrying amount of unamortized intangible assets as of those same dates. In 2011, the Company recorded a core deposit premium intangible of $277,000 in connection with the acquisition of The Bank of Asheville, which is being amortized on a straight-line basis over the estimated life of the related deposits of seven years.

	December 31, 2011		December 31, 2010
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	$678	357	678	298
Core deposit premiums	7,867	4,291	7,590	3,447
Total	$8,545	4,648	8,268	3,745

Unamortized intangible assets:
Goodwill	$65,835		65,835

Amortization expense totaled $902,000, $874,000 and $630,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Goodwill is evaluated for impairment on at least an annual basis – see Note 1(p). For each of the years presented, the Company’s evaluation indicated that there was no goodwill impairment.

The following table presents the estimated amortization expense for intangible assets for each of the five calendar years ending December 31, 2016 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

($ in thousands)	Estimated Amortization Expense
2012	$892
2013	781
2014	678
2015	622
2016	555
Thereafter	369
Total	$3,897

Note 8. Income Taxes

Total income taxes for the years ended December 31, 2011, 2010 and 2009 were allocated as follows:

$ in thousands)	2011	2010	2009
Allocated to net income	$7,370	$4,960	$37,618
Allocated to stockholders’ equity, for unrealized holding gain/loss on debt and equity securities for financial reporting purposes	554	251	610
Allocated to stockholders’ equity, for tax benefit of pension liabilities	(2,912)	(688)	1,750
Total income taxes	$5,012	$4,523	$39,978

The components of income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 are as follows:

$ in thousands)		2011	2010	2009
Current	- Federal	$9,204	25,353	11,190
	- State	2,094	3,807	1,830
Deferred	- Federal	(3,234)	(21,092)	20,545
	- State	(694)	(3,108)	4,053
Total		$7,370	$4,960	$37,618

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2011 and 2010 are presented below:

($ in thousands)	2011	2010

Deferred tax assets:
Allowance for loan losses	$16,458	$20,020
Excess book over tax SERP retirement plan cost	2,378	2,150
Deferred compensation	138	148
State net operating loss carryforwards	62	62
Accruals, book versus tax	329	—
Pension liability adjustments	7,220	4,308
Unrealized gain on securities available for sale	—	—
Basis differences in assets acquired in FDIC transactions	771	—
All other	3,086	2,225
Gross deferred tax assets	30,442	28,913
Less: Valuation allowance	(81)	(86)
Net deferred tax assets	30,361	28,827
Deferred tax liabilities:
Loan fees	(1,217)	(1,003)
Excess tax over book pension cost	(219)	(61)
Depreciable basis of fixed assets	(2,372)	(1,300)
Amortizable basis of intangible assets	(8,334)	(7,423)
Accruals, book versus tax	—	(66)
Unrealized gain on securities available for sale	(1,520)	(966)
FHLB stock dividends	(437)	(436)
Basis differences in assets acquired in FDIC transactions	—	(7,520)
All other	(198)	(274)
Gross deferred tax liabilities	(14,297)	(19,049)
Net deferred tax asset (liability) - included in other assets	$16,064	$9,778

A portion of the annual change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related 2011 and 2010 deferred tax expense (benefit) of approximately $554,000 and $251,000 respectively, has been recorded directly to shareholders’ equity. Additionally, a portion of the annual change in the net deferred tax asset relates to pension adjustments. The related 2011 and 2010 deferred tax expense (benefit) of ($2,912,000) and ($688,000), respectively, has been recorded directly to shareholders’ equity. Purchase acquisitions also increased the net deferred tax asset by approximately $4,005,000 in 2011. The balance of the 2011 increase in the net deferred tax asset of $3,928,000 is reflected as a deferred income tax benefit, and the balance of the 2010 increase in the net deferred tax asset of $24,200,000 is reflected as a deferred income tax benefit in the consolidated statement of income.

The valuation allowances for 2011 and 2010 relate primarily to state net operating loss carryforwards. It is management’s belief that the realization of the remaining net deferred tax assets is more likely than not.

The Company had no significant uncertain tax positions, and thus no reserve for uncertain tax positions has been recorded. Additionally, the Company determined that it has no material unrecognized tax benefits that if recognized would affect the effective tax rate. The Company’s general policy is to record tax penalties and interest as a component of “other operating expenses”.

The Company’s tax returns are subject to income tax audit by federal and state agencies beginning with the year 2008.

Retained earnings at December 31, 2011 and 2010 includes approximately $6,869,000 representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse or may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Bank’s stock.

The following is a reconcilement of federal income tax expense at the statutory rate of 35% to the income tax provision reported in the financial statements.

($ in thousands)	2011	2010	2009

Tax provision at statutory rate	$7,354	$5,230	$34,257
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(852)	(726)	(459)
Low income housing tax credits	(163)	(143)	(114)
Non-deductible interest expense	33	37	38
State income taxes, net of federal benefit	910	454	3,824
Change in valuation allowance	(5)	(145)	3
Other, net	93	253	69
Total	$7,370	$4,960	$37,618

Note 9. Time Deposits, Securities Sold Under Agreements to Repurchase, and Related Party Deposits

At December 31, 2011, the scheduled maturities of time deposits were as follows:

($ in thousands)

2012	$1,003,566
2013	162,617
2014	65,288
2015	64,592
2016	37,873
Thereafter	1,503
$1,335,439

For the years ended December 31, 2011, 2010, and 2009, the Company recorded amortization of deposit premiums amounting to $337,000, $2,211,000 and $3,911,000, respectively, which reduced interest expense. The deposit premiums related to the Company’s acquisitions are discussed in Note 2. The Company has $123,000 remaining in unamortized deposit premiums at December 31, 2011.

Securities sold under agreements to repurchase represent short-term borrowings by the Company with maturities less than one year and are collateralized by a portion of the Company’s securities portfolio, which have been delivered to a third-party custodian for safekeeping. At December 31, 2011, securities with an amortized cost of $17,184,000 and a market value of $17,155,000 were pledged to secure securities sold under agreements to repurchase.

The following table presents certain information for securities sold under agreements to repurchase:

($ in thousands)	2011	2010
Balance at December 31	$17,105	$54,460
Weighted average interest rate at December 31	0.32%	0.36%
Maximum amount outstanding at any month-end during the year	$72,926	$68,157
Average daily balance outstanding during the year	$55,011	$57,443
Average annual interest rate paid during the year	0.33%	0.52%

Deposits received from executive officers and directors and their associates totaled approximately $30,764,000 and $27,607,000 at December 31, 2011 and 2010, respectively. These deposit accounts have substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with other non-related depositors.

Note 10. Borrowings and Borrowings Availability

The following tables present information regarding the Company’s outstanding borrowings at December 31, 2011 and 2010:

Description - 2011	Due date	Call Feature	2011 Amount	Interest Rate

FHLB Term Note	4/20/12	Quarterly by FHLB, beginning 4/20/09	$7,500,000	4.51% fixed

FHLB Term Note	6/28/12	None	15,000,000	0.69% fixed

FHLB Term Note	12/28/12	None	7,500,000	0.91% fixed

FHLB Term Note	6/28/2013	None	15,000,000	0.72% fixed

FHLB Term Note	12/30/13	None	7,500,000	1.50% fixed

FHLB Term Note	1/13/14	None	20,000,000	1.38% fixed

FHLB Term Note	6/30/14	None	15,000,000	1.21% fixed

Trust Preferred Securities	1/23/34	Quarterly by Company beginning 1/23/09	20,620,000	3.13% at 12/31/11 adjustable rate 3 month LIBOR + 2.70%

Trust Preferred Securities	6/15/36	Quarterly by Company beginning 6/15/11	25,774,000	1.94% at 12/31/11 adjustable rate 3 month LIBOR + 1.39%
Total borrowings/ weighted average rate			133,894,000	1.74%

Unamortized fair market value adjustment recorded in acquisition			31,000
Total borrowings as of December 31, 2011			$133,925,000

Description - 2010	Due date	Call Feature	2010 Amount	Interest Rate

FHLB Overnight Borrowings	1/1/11, renewable daily	None	$20,000,000	0.47% subject to change daily

Federal Funds Purchased	1/1/11, renewable daily	None	33,000,000	0.65% subject to change daily

Line of Credit with Federal Reserve Bank	1/1/11, renewable daily	None	55,000,000	0.75% subject to change daily

FHLB Term Note	8/1/11	None	3,000,000	0.29% at 12/31/10 Adjustable rate based on 3 month LIBOR

FHLB Term Note	12/12/11	Quarterly by FHLB, beginning 6/12/08	1,800,000	4.21% fixed

FHLB Term Note	4/20/12	Quarterly by FHLB, beginning 4/20/09	7,500,000	4.51% fixed

FHLB Term Note	6/28/12	None	15,000,000	0.69% fixed

FHLB Term Note	12/28/12	None	7,500,000	0.91% fixed

FHLB Term Note	12/30/13	None	7,500,000	1.50% fixed

Trust Preferred Securities	1/23/34	Quarterly by Company beginning 1/23/09	20,620,000	2.99% at 12/31/10 adjustable rate 3 month LIBOR + 2.70%

Trust Preferred Securities	6/15/36	Quarterly by Company beginning 6/15/11	25,774,000	1.69% at 12/31/10 adjustable rate 3 month LIBOR + 1.39%

Total borrowings/ weighted average rate			196,694,000	1.26% (1.98% excluding overnight borrowings)

Unamortized fair market value adjustment recorded in acquisition			176,000
Total borrowings as of December 31, 2010			$196,870,000

As noted in the table above, at December 31, 2011 and 2010, borrowings outstanding included $31,000 and $176,000, respectively, in unamortized premium on borrowings acquired from a 2008 acquisition. The originally recorded premium was $1,328,000, of which $145,000, $341,000, and $464,000 was amortized in 2011, 2010, and 2009, respectively, as a reduction of interest expense.

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

At December 31, 2011, the Company had four sources of readily available borrowing capacity – 1) an approximately $389 million line of credit with the FHLB, of which $88 million was outstanding at December 31, 2011 and $62 million was outstanding at December 31, 2010, 2) a $50 million overnight federal funds line of credit with a correspondent bank, of which none was outstanding at December 31, 2011 and $33 million was outstanding at December 31, 2010, 3) an approximately $79 million line of credit through the Federal Reserve Bank of Richmond’s (FRB) discount window, of which none was outstanding at December 31, 2011 and $55 million was outstanding at December 31, 2010, and 4) a $10 million holding company line of credit with a commercial bank, of which none was outstanding at December 31, 2011 or 2010.

The Company’s line of credit with the FHLB totaling approximately $389 million can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity needs and is secured by the Company’s FHLB stock and a blanket lien on most of its real estate loan portfolio. In addition to the outstanding borrowings from the FHLB that reduce the available borrowing capacity of the line of credit, the borrowing capacity was further reduced by $203 million at December 31, 2011 and 2010, as a result of the Company pledging letters of credit for public deposits at each of those dates. Accordingly, the Company’s unused FHLB line of credit was $98 million at December 31, 2011.

The Company’s correspondent bank relationship allows the Company to purchase up to $50 million in federal funds on an overnight, unsecured basis (federal funds purchased). The Company had no borrowings outstanding under this line at December 31, 2011 and $33 million in borrowings outstanding at December 31, 2010.

The Company has a line of credit with the FRB discount window. This line is secured by a blanket lien on a portion of the Company’s commercial and consumer loan portfolio (excluding real estate). Based on the collateral owned by the Company as of December 31, 2011, the available line of credit was approximately $79 million. The Company had no borrowings outstanding under this line of credit at December 31, 2011 and $55 million in borrowings outstanding at December 31, 2010.

At December 31, 2011 and 2010, the Company had a $10 million line of credit with a correspondent bank that was secured by 100% of the common stock of the Bank. This line of credit expires and is subject to renewal in March of each year. The line of credit was not drawn at December 31, 2011 or 2010.

Note 11. Leases

Certain bank premises are leased under operating lease agreements. Generally, operating leases contain renewal options on substantially the same basis as current rental terms. Rent expense charged to operations under all operating lease agreements was $1,226,000 in 2011, $2,076,000 in 2010, and $1,978,000 in 2009.

Future obligations for minimum rentals under noncancelable operating leases at December 31, 2011 are as follows:

($ in thousands)

Year ending December 31:
2012	$805
2013	751
2014	701
2015	612
2016	513
Later years	2,143
Total	$5,525

Note 12. Employee Benefit Plans

401(k) Plan. The Company sponsors a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed one year of service are eligible to participate in the plan. New employees, who have met the service requirement, are automatically enrolled in the plan at a 2% deferral rate, which can be modified by the employee at any time. An eligible employee may contribute up to 15% of annual salary to the plan. The Company contributes an amount equal to 75% of the first 6% of the employee’s salary contributed. Participants vest in Company contributions at the rate of 20% after one year of service, and 20% for each additional year of service, with 100% vesting after five years of service. The Company’s matching contribution expense was $1,198,000, $1,107,000, and $933,000, for the years ended December 31, 2011, 2010, and 2009, respectively. Additionally, the Company made additional discretionary matching contributions to the plan of $200,000 in 2009. The Company did not make a discretionary contribution in 2011 or 2010. The Company’s matching and discretionary contributions are made in the form of Company stock, which can be transferred by the employee into other investment options offered by the plan at any time. Employees are not permitted to invest their own contributions in Company stock.

Pension Plan. The Company sponsors a noncontributory defined benefit retirement plan (the “Pension Plan”), which is intended to qualify under Section 401(a) of the Internal Revenue Code. Employees who have attained age 21 and completed one year of service are eligible to participate in the Pension Plan. The Pension Plan provides for a monthly payment, at normal retirement age of 65, equal to one-twelfth of the sum of (i) 0.75% of Final Average Annual Compensation (5 highest consecutive calendar years’ earnings out of the last 10 years of employment) multiplied by the employee’s years of service not in excess of 40 years, and (ii) 0.65% of Final Average Annual Compensation in excess of “covered compensation” multiplied by years of service not in excess of 35 years. “Covered compensation” means the average of the social security taxable wage base during the 35 year period ending with the year the employee attains social security retirement age. Early retirement, with reduced monthly benefits, is available at age 55 after 15 years of service. The Pension Plan provides for 100% vesting after 5 years of service, and provides for a death benefit to a vested participant’s surviving spouse. The costs of benefits under the Pension Plan, which are borne by the Company, are computed actuarially and defrayed by earnings from the Pension Plan’s investments. The compensation covered by the Pension Plan includes total earnings before reduction for contributions to a cash or deferred profit-sharing plan (such as the 401(k) plan described above) and amounts used to pay group health insurance premiums and includes bonuses (such as amounts paid under the incentive compensation plan). Compensation for the purposes of the Pension Plan may not exceed statutory limits; such limits were $245,000 in 2011, $245,000 in 2010 and $235,000 in 2009.

During the second quarter of 2009, the Company amended the Pension Plan to prohibit new entrants into the plan.

The Company’s contributions to the Pension Plan are based on computations by independent actuarial consultants and are intended to provide the Company with the maximum deduction for income tax purposes. The contributions are invested to provide for benefits under the Pension Plan. The Company expects that it will contribute $2,500,000 to the Pension Plan in 2012.

The following table reconciles the beginning and ending balances of the Pension Plan’s benefit obligation, as computed by the Company’s independent actuarial consultants, and its plan assets, with the difference between the two amounts representing the funded status of the Pension Plan as of the end of the respective year.

($ in thousands)	2011	2010	2009
Change in benefit obligation
Projected benefit obligation at beginning of year	$31,140	25,395	24,039
Service cost	1,782	1,754	1,687
Interest cost	1,638	1,555	1,360
Actuarial (gain) loss	6,004	2,830	(1,309)
Benefits paid	(480)	(394)	(382)
Projected benefit obligation at end of year	40,084	31,140	25,395
Change in plan assets
Plan assets at beginning of year	22,431	17,793	13,065
Actual return on plan assets	15	2,532	3,610
Employer contributions	2,500	2,500	1,500
Benefits paid	(480)	(394)	(382)
Plan assets at end of year	24,466	22,431	17,793

Funded status at end of year	$(15,618)	(8,709)	(7,602)

The accumulated benefit obligation related to the Pension Plan was $29,641,000, $22,124,000, and $18,413,000 at December 31, 2011, 2010, and 2009, respectively.

The following table presents information regarding the amounts recognized in the consolidated balance sheets at December 31, 2011 and 2010 as it relates to the Pension Plan, excluding the related deferred tax assets.

($ in thousands)	2011	2010

Other assets – prepaid pension asset	$671	270
Other liabilities	(16,289)	(8,979)
	$(15,618)	(8,709)

The following table presents information regarding the amounts recognized in accumulated other comprehensive income (AOCI) at December 31, 2011 and 2010, as it relates to the Pension Plan.

($ in thousands)	2011	2010

Net loss	$16,213	8,889
Net transition obligation	32	34
Prior service cost	44	56
Amount recognized in AOCI before tax effect	16,289	8,979
Tax benefit	(6,434)	(3,547)
Net amount recognized as reduction to AOCI	$9,855	5,432

The following table reconciles the beginning and ending balances of accumulated other comprehensive income (AOCI) at December 31, 2011 and 2010, as it relates to the Pension Plan:

($ in thousands)	2011	2010

Accumulated other comprehensive loss at beginning of fiscal year	$5,432	4,639
Net loss arising during period	7,707	1,777
Amortization of unrecognized actuarial loss	(382)	(450)
Amortization of prior service cost and transition obligation	(13)	(15)
Tax benefit of changes during the year, net	(2,889)	(519)
Accumulated other comprehensive loss at end of fiscal year	$9,855	5,432

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the Pension Plan:

($ in thousands)	2011	2010

Prepaid pension cost as of beginning of fiscal year	$270	65
Net periodic pension cost for fiscal year	(2,099)	(2,295)
Actual employer contributions	2,500	2,500
Prepaid pension asset as of end of fiscal year	$671	270

Net pension cost for the Pension Plan included the following components for the years ended December 31, 2011, 2010, and 2009:

($ in thousands)	2011	2010	2009

Service cost – benefits earned during the period	$1,782	1,754	1,687
Interest cost on projected benefit obligation	1,638	1,555	1,360
Expected return on plan assets	(1,716)	(1,479)	(998)
Net amortization and deferral	395	465	780
Net periodic pension cost	$2,099	2,295	2,829

The estimated net loss, transition obligation, and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $1,070,000, $2,000, and $12,000, respectively.

The following table is an estimate of the benefits that will be paid in accordance with the Pension Plan during the indicated time periods:

($ in thousands)	Estimated benefit payments

Year ending December 31, 2012	$661
Year ending December 31, 2013	827
Year ending December 31, 2014	1,017
Year ending December 31, 2015	1,065
Year ending December 31, 2016	1,384
Years ending December 31, 2017-2021	8,945

For each of the years ended December 31, 2011, 2010, and 2009, the Company used an expected long-term rate-of-return-on-assets assumption of 7.75%. The Company arrived at this rate based primarily on a third-party investment consulting firm’s historical analysis of investment returns, which indicated that the mix of the Pension Plan’s assets (generally 75% equities and 25% fixed income) can be expected to return approximately 7.75% on a long term basis.

Funds in the Pension Plan are invested in a mix of investment types in accordance with the Pension Plan’s investment policy, which is intended to provide an average annual rate of return of 7% to 10%, while maintaining proper diversification. Except for Company stock, all of the Pension Plan’s assets are invested in an unaffiliated bank money market account or mutual funds. The investment policy of the Pension Plan does not permit the use of derivatives, except to the extent that derivatives are used by any of the mutual funds invested in by the Pension Plan. The following table presents the targeted mix of the Pension Plan’s assets as of December 31, 2011, as set out by the Plan’s investment policy:

Investment type	Targeted % of Total Assets	Acceptable Range % of Total Assets

Fixed income investments
Cash/money market account	2%	1%-5%
US government bond fund	10%	10%-20%
US corporate bond fund	10%	5%-15%
US corporate high yield bond fund	5%	0%-10%
Equity investments
Large cap value fund	20%	20%-30%
Large cap growth fund	20%	20%-30%
Mid cap equity fund	10%	5%-15%
Small cap growth fund	8%	5%-15%
Foreign equity fund	10%	5%-15%
Company stock	5%	0%-10%

The Pension Plan’s investment strategy contains certain investment objectives and risks for each permitted investment category. To ensure that risk and return characteristics are consistently followed, the Pension Plan’s investments are reviewed at least semi-annually and rebalanced within the acceptable range. Performance measurement of the investments employs the use of certain investment category and peer group benchmarks. The investment category benchmarks as of December 31, 2011 are as follows:

Investment Category	Investment Category Benchmark	Range of Acceptable Deviation from Investment Category Benchmark

Fixed income investments
Cash/money market account	Citigroup Treasury Bill Index – 3 month	0-50 basis points
US government bond fund	Barclays Intermediate Government Bond Index	0-200 basis points
US corporate bond fund	Barclays Aggregate Index	0-200 basis points
US corporate high yield bond fund	Barclays High Yield Index	0-200 basis points
Equity investments
Large cap value fund	Russell 1000 Value Index	0-300 basis points
Large cap growth fund	Russell 1000 Growth Index	0-300 basis points
Mid cap equity fund	Russell Mid Cap Index	0-300 basis points
Small cap growth fund	Russell 2000 Growth Index	0-300 basis points
Foreign equity fund	MSCI EAFE Index	0-300 basis points
Company stock	Russell 2000 Index	0-300 basis points

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

The Pension Plan invests in various investment securities which are exposed to various risks such as interest rate, market, and credit risks. All of these risks are monitored and managed by the Company. No significant concentration of risk exists within the plan assets at December 31, 2011.

The fair values of the Company’s pension plan assets at December 31, 2011, by asset category, are as follows:

($ in thousands)	Total Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fixed income investments
Money market funds	$831	—	831	—
US government bond fund	2,356	2,356	—	—
US corporate bond fund	2,331	2,331	—	—
US corporate high yield bond fund	1,195	1,195	—	—

Equity investments
Large cap value fund	5,194	5,194	—	—
Large cap growth fund	4,883	4,883	—	—
Small cap growth fund	2,030	2,030	—	—
Mid cap growth fund	2,491	2,491	—	—
Foreign equity fund	2,328	2,328	—	—
Company stock	827	827	—	—
Total	$24,466	23,635	831	—

The fair values of the Company’s pension plan assets at December 31, 2010, by asset category, are as follows:

($ in thousands)	Total Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fixed income investments
Money market funds	$525	—	525	—
US government bond fund	1,987	1,987	—	—
US corporate bond fund	2,038	2,038	—	—
US corporate high yield bond fund	1,147	1,147	—	—

Equity investments
Large cap value fund	4,634	4,634	—	—
Large cap growth fund	4,623	4,623	—	—
Small cap growth fund	2,106	2,106	—	—
Mid cap growth fund	2,523	2,523	—	—
Foreign equity fund	2,286	2,286	—	—
Company stock	562	562	—	—
Total	$22,431	21,906	525	—

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2011 and 2010.

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

The following table reconciles the beginning and ending balances of the SERP’s benefit obligation, as computed by the Company’s independent actuarial consultants:

($ in thousands)	2011	2010	2009

Change in benefit obligation
Projected benefit obligation at beginning of year	$7,433	6,222	5,239
Service cost	292	408	464
Interest cost	351	377	328
Actuarial (gain) loss	93	531	296
Benefits paid	(105)	(105)	(105)
Projected benefit obligation at end of year	8,064	7,433	6,222
Plan assets	—	—	—
Funded status at end of year	$(8,064)	(7,433)	(6,222)

The accumulated benefit obligation related to the SERP was $7,199,000, $5,623,000, and $4,882,000 at December 31, 2011, 2010, and 2009, respectively.

The following table presents information regarding the amounts recognized in the consolidated balance sheets at December 31, 2011 and 2010 as it relates to the SERP, excluding the related deferred tax assets.

($ in thousands)	2011	2010

Other assets – prepaid pension asset (liability)	$(6,075)	(5,507)
Other liabilities	(1,989)	(1,926)
	$(8,064)	(7,433)

The following table presents information regarding the amounts recognized in AOCI at December 31, 2011 and 2010.

($ in thousands)	2011	2010

Net (gain)/loss	$1,887	1,805
Prior service cost	102	121
Amount recognized in AOCI before tax effect	1,989	1,926
Tax benefit	(786)	(761)
Net amount recognized as reduction to AOCI	$1,203	1,165

The following table reconciles the beginning and ending balances of accumulated other comprehensive income (AOCI) at December 31, 2011 and 2010, as it relates to the SERP:

($ in thousands)	2011	2010

Accumulated other comprehensive loss at beginning of fiscal year	$1,165	906
Net loss arising during period	93	530
Amortization of unrecognized actuarial loss	(12)	(81)
Amortization of prior service cost and transition obligation	(19)	(19)
Tax benefit of changes during the year, net	(24)	(171)
Accumulated other comprehensive loss at end of fiscal year	$1,203	1,165

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the SERP:

($ in thousands)	2011	2010

Prepaid pension cost (liability) as of beginning of fiscal year	$(5,507)	(4,727)
Net periodic pension cost for fiscal year	(673)	(885)
Benefits paid	105	105
Prepaid pension cost (liability) as of end of fiscal year	$(6,075)	(5,507)

Net pension cost for the SERP included the following components for the years ended December 31, 2011, 2010, and 2009:

($ in thousands)	2011	2010	2009

Service cost – benefits earned during the period	$292	408	464
Interest cost on projected benefit obligation	351	377	328
Net amortization and deferral	30	100	125
Net periodic pension cost	$673	885	917

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $135,000 and $19,000, respectively.

The following table is an estimate of the benefits that will be paid in accordance with the SERP during the indicated time periods:

($ in thousands)	Estimated benefit payments
Year ending December 31, 2012	$230
Year ending December 31, 2013	326
Year ending December 31, 2014	321
Year ending December 31, 2015	315
Year ending December 31, 2016	436
Years ending December 31, 2017-2021	2,494

The following assumptions were used in determining the actuarial information for the Pension Plan and the SERP for the years ended December 31, 2011, 2010, and 2009:

	2011		2010		2009
	Pension Plan	SERP	Pension Plan	SERP	Pension Plan	SERP
Discount rate used to determine net periodic pension cost	5.59%	5.59%	6.00%	6.00%	5.75%	5.75%
Discount rate used to calculate end of year liability disclosures	4.39%	4.39%	5.59%	5.59%	6.00%	6.00%
Expected long-term rate of return on assets	7.75%	n/a	7.75%	n/a	7.75%	n/a
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

The Company’s discount rate policy is based on a calculation of the Company’s expected pension payments, with those payments discounted using the Citigroup Pension Index yield curve.

Note 13. Commitments, Contingencies, and Concentrations of Credit Risk

See Note 2 for discussion regarding a pending purchase of eleven bank branches from another bank.

See Note 11 with respect to future obligations under noncancelable operating leases.

In the normal course of the Company’s business, there are various outstanding commitments and contingent liabilities such as commitments to extend credit that are not reflected in the financial statements. The following table presents the Company’s outstanding loan commitments at December 31, 2011.

($ in millions)

Type of Commitment	Fixed Rate	Variable Rate	Total
Outstanding closed-end loan commitments	$39	278	317
Unfunded commitments on revolving lines of credit, credit cards and home equity loans	32	185	217
Total	$71	463	534

At December 31, 2011 and 2010, the Company had $7.1 million and $7.5 million, respectively, in standby letters of credit outstanding. The Company has no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is a guarantee made on behalf of the Company’s customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for terms for one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees in the event of nonperformance by the parties to whom credit or financial guarantees have been extended is represented by the contractual amount of the standby letter of credit. In the event that the Company is required to honor a standby letter of credit, a note, already executed with the customer, is triggered which provides repayment terms and any collateral. Over the past two years, the Company has had to honor several insignificant standby letters of credit, which have been or are being repaid by the borrower without any loss to the Company. Management expects any draws under existing commitments to be funded through normal operations.

The Company is not involved in any legal proceedings which, in management’s opinion, could have a material effect on the consolidated financial position of the Company.

The Bank grants primarily commercial and installment loans to customers throughout its market area, which consists of Anson, Beaufort, Bladen, Brunswick, Buncombe, Cabarrus, Carteret, Chatham, Columbus, Dare, Davidson, Duplin, Guilford, Harnett, Iredell, Lee, Montgomery, Moore, New Hanover, Onslow, Randolph, Richmond, Robeson, Rockingham, Rowan, Scotland, Stanly and Wake Counties in North Carolina, Chesterfield, Dillon, Florence and Horry Counties in South Carolina, and Montgomery, Pulaski, Washington and Wythe Counties in Virginia. The real estate loan portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolios can be affected by local economic conditions.

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

The Company’s investment portfolio consists principally of obligations of government-sponsored enterprises, mortgage-backed securities guaranteed by government-sponsored enterprises, corporate bonds, FHLB stock and general obligation municipal securities. The following are the fair values at December 31, 2011 of available for sale and held to maturity securities to any one issuer/guarantor that exceed $2.0 million, with such amounts representing the maximum amount of credit risk that the Company would incur if the issuer did not repay the obligation.

($ in thousands)
Issuer	Amortized Cost	Fair Value
Ginnie Mae - mortgage-backed securities	$66,888	70,016
Small Business Administration - pooled bonds	39,034	39,055
Federal Home Loan Bank System - bonds	20,511	20,655
Federal Farm Credit bonds	14,000	14,010
Federal Home Loan Bank of Atlanta - common stock	10,904	10,904
Fannie Mae - mortgage-backed securities	9,422	10,045
Bank of America - trust preferred securities	7,085	6,368
Freddie Mac - mortgage-backed securities	4,688	4,939
Craven County, North Carolina municipal bond	3,665	4,041
First Citizens Bancorp (South Carolina) – bond / trust preferred securities	3,996	3,842
Spartanburg, South Carolina Sanitary Sewer District municipal bond	3,301	3,628
Richmond County, North Carolina municipal bond	2,610	2,793
South Carolina State municipal bond	2,124	2,338
Virginia State Housing Authority municipal bond	2,194	2,304
First Citizens Bancorp (North Carolina) - trust preferred security	2,108	2,278

Until February 27, 2009, the FHLB redeemed their stock at par as borrowings were repaid. On February 27, 2009, the FHLB announced that they would no longer automatically redeem their stock when loans are repaid. Instead, they stated that they would evaluate whether they would repurchase stock on a quarterly basis. During the second half of 2010, the FHLB repurchased $1.8 million of stock from the Company. During 2011, the FHLB repurchased $4.4 million of stock from the Company.

The Company places its deposits and correspondent accounts with the Federal Home Loan Bank of Atlanta, the Federal Reserve Bank, and Bank of America and sells its federal funds to Bank of America. At December 31, 2011, the Company had deposits in the Federal Home Loan Bank of Atlanta totaling $17.6 million, deposits of $117.6 million in the Federal Reserve Bank, and deposits of $54.9 million in Bank of America and federal funds sold to Bank of America of $0.6 million. None of the deposits held at the Federal Home Loan Bank of Atlanta, the Federal Reserve Bank, or the federal funds sold to Bank of America are FDIC-insured, however the Federal Reserve Bank is a government entity and therefore risk of loss is minimal. The deposits held at Bank of America are fully guaranteed by the FDIC under its Temporary Liquidity Guarantee Program which guarantees, until December 31, 2013, an unlimited amount of non-interest bearing deposits.

Note 14. Fair Value of Financial Instruments

As discussed in Note 1(o), the Company is required to disclose estimated fair values for its financial instruments. Fair value estimates as of December 31, 2011 and 2010 and limitations thereon are set forth below for the Company’s financial instruments. See Note 1(o) for a discussion of fair value methods and assumptions, as well as fair value information for off-balance sheet financial instruments.

	December 31, 2011		December 31, 2010
($ in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and due from banks, noninterest-bearing	$80,341	80,341	56,821	56,821
Due from banks, interest-bearing	135,218	135,218	154,320	154,320
Federal funds sold	608	608	861	861
Securities available for sale	182,626	182,626	181,182	181,182
Securities held to maturity	57,988	62,754	54,018	53,312
Presold mortgages in process of settlement	6,090	6,090	3,962	3,962
Loans - non-covered, net of allowance	2,033,542	1,987,979	2,044,729	2,020,109
Loans - covered, net of allowance	355,426	355,426	359,973	359,973
FDIC indemnification asset	121,677	121,004	123,719	122,351
Accrued interest receivable	11,779	11,779	13,579	13,579

Deposits	2,755,037	2,759,504	2,652,613	2,657,214
Securities sold under agreements to repurchase	17,105	17,105	54,460	54,460
Borrowings	133,925	106,333	196,870	168,508
Accrued interest payable	1,872	1,872	2,082	2,082

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2011.

($ in thousands) Description of Financial Instruments	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
Government-sponsored enterprise securities	$34,665	—	34,665	—
Mortgage-backed securities	124,105	—	124,105	—
Corporate bonds	12,488	—	12,488	—
Equity securities	11,368	398	10,969	—
Total available for sale securities	$182,626	398	182,227	—

Nonrecurring
Impaired loans – covered	$55,690	—	55,690	—
Impaired loans – non-covered	85,286	—	85,286	—
Other real estate – covered	85,272	—	85,272	—
Other real estate – non-covered	37,023	—	37,023	—

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

There were no transfers to or from Level 1 and 2 during the year ended December 31, 2011.

For the year ended December 31, 2011, the increase in the fair value of securities available for sale was $1,418,000, which is included in other comprehensive income (net of taxes of $554,000). For the year ended December 31, 2010, the increase in the fair value of securities available for sale was $646,000, which is included in other comprehensive income (net of taxes of $251,000). Fair value measurement methods at December 31, 2011 and 2010 are consistent with those used in prior reporting periods.

Note 15. Equity-Based Compensation Plans

At December 31, 2011, the Company had the following equity-based compensation plans: the First Bancorp 2007 Equity Plan, the First Bancorp 2004 Stock Option Plan, the First Bancorp 1994 Stock Option Plan, and one plan that was assumed from an acquired entity. The Company’s shareholders approved all equity-based compensation plans, except for those assumed from acquired companies. The First Bancorp 2007 Equity Plan became effective upon the approval of shareholders on May 2, 2007. As of December 31, 2011, the First Bancorp 2007 Equity Plan was the only plan that had shares available for future grants.

The First Bancorp 2007 Equity Plan is intended to serve as a means to attract, retain and motivate key employees and directors and to associate the interests of the plans’ participants with those of the Company and its shareholders. The First Bancorp 2007 Equity Plan allows for both grants of stock options and other types of equity-based compensation, including stock appreciation rights, restricted stock, restricted performance stock, unrestricted stock, and performance units.

Prior to the June 17, 2008 grant (discussed below), stock option grants to employees generally had five-year vesting schedules (20% vesting each year) and had been irregular, usually falling into three categories - 1) to attract and retain new employees, 2) to recognize changes in responsibilities of existing employees, and 3) to periodically reward exemplary performance. Compensation expense associated with these types of grants is recorded pro-ratably over the vesting period. As it relates to directors, until 2010 the Company had historically granted 2,250 vested stock options to each of the Company’s non-employee directors in June of each year. In June 2011 and 2010, the Company granted 1,414 common shares and 1,039 common shares, respectively, to each non-employee director, which had approximately the same value as 2,250 stock options. Compensation expense associated with these director grants is recognized on the date of grant since there are no vesting conditions.

The June 17, 2008 grant of a combination of performance units and stock options have both performance conditions (earnings per share targets) and service conditions that must be met in order to vest. The 262,599 stock options and 81,337 performance units represented the maximum number of options and performance units that could have vested if the Company were to achieve specified maximum goals for earnings per share during the three annual performance periods ending on December 31, 2008, 2009, and 2010. Up to one-third of the total number of options and performance units granted were subject to vesting annually as of December 31 of each year beginning in 2010, if (1) the Company achieved specific earnings per share (EPS) goals during the corresponding performance period and (2) the executive or key employee continued employment for a period of two years beyond the corresponding performance period. Compensation expense for this grant was recorded over the various service periods based on the estimated number of options and performance units that were probable to vest. No compensation cost is recognized for awards that do not vest and any previously recognized compensation cost will be reversed. The Company did not achieve the minimum earnings per share performance goal for 2008 or 2010, and thus two-thirds of the above grant was permanently forfeited. As a result of the significant acquisition gain realized in June 2009 related to a failed bank acquisition, the Company achieved the EPS goal for 2009 and the related awards fully vested on December 31, 2011 for each grantee that remained employed through that date. The Company recorded compensation expense of $299,000 in each of 2009, 2010 and 2011 related to the vesting of these awards.

The Company granted long-term restricted shares of common stock to senior executives on December 11, 2009 and February 24, 2011, with vesting terms in accordance with the minimum rules for long-term equity grants for companies participating in the U.S. Treasury’s Troubled Asset Relief Program (TARP). These rules require that the vesting of the stock be tied to repayment of the financial assistance, with a two year minimum vesting period. The Company originally projected the repayment to occur five years after the date of the TARP issuance, and thus the amortization schedule for the expense was based on a repayment date of January 9, 2014. However, the Company redeemed 100% of the TARP preferred stock on September 1, 2011. Therefore, the Company recast the amortization schedule for both grants to be based on the vesting date two years after the grant. The total compensation expense associated with the December 11, 2009 grant was $398,000 and was being initially amortized over a four-year period at approximately $100,000 per year. Due to the TARP repayment, the 2009 grant fully vested on December 11, 2011. Accordingly, the Company accelerated the expense amortization and recorded a total of $298,000 for 2011. The total compensation expense associated with the February 24, 2011 grant was $105,500 and was being initially amortized over a three-year period at approximately $35,000 per year. Due to the TARP repayment, the 2011 grant will fully vest on February 24, 2013. Accordingly, the Company accelerated the expense amortization and recorded a total of $42,000 in 2011. See Note 19 for further information related to the Company’s participation in the TARP.

Under the terms of the Predecessor Plans and the First Bancorp 2007 Equity Plan, options can have a term of no longer than ten years, and all options granted thus far under these plans have had a term of ten years. The Company’s options provide for immediate vesting if there is a change in control (as defined in the plans).

At December 31, 2011, there were 489,062 options outstanding related to the three First Bancorp plans, with exercise prices ranging from $14.35 to $22.12. At December 31, 2011, there were 906,268 shares remaining available for grant under the First Bancorp 2007 Equity Plan. The Company also has a stock option plan as a result of a corporate acquisition. At December 31, 2011, there were 4,788 stock options outstanding in connection with the acquired plan, with option prices ranging from $10.66 to $15.22.

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

The Company’s equity grants for the year ended December 31, 2011 were the issuance of 1) 7,259 shares of long-term restricted stock to certain senior executives on February 24, 2011, at a fair market value of $14.54 per share, which was the closing price of the Company’s common stock on that date, and 2) 21,210 shares of common stock to non-employee directors on June 1, 2011 (1,414 shares per director), at a fair market value of $11.39 per share, which was the closing price of the Company’s common stock on that date.

The Company’s only equity grants for the year ended December 31, 2010 were the issuance of 15,585 shares of common stock to non-employee directors on June 1, 2010 (1,039 shares per director). The fair market value of the Company’s common stock on the grant date was $15.51 per share, which was the closing price of the Company’s common stock on that date.

The per share weighted-average fair value of options granted during 2009 was $6.06 on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

2009
Expected dividend yield	2.23%
Risk-free interest rate	3.28%
Expected life	7 years
Expected volatility	46.32%

The Company recorded total stock-based compensation expense of $905,000, $640,000 and $449,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Of the $905,000 in expense that was recorded in 2011, approximately $242,000 related to the June 1, 2011 director grants, which is classified as “other operating expenses” in the Consolidated Statements of Income. The remaining $663,000 in expense relates the employee grants discussed above and is recorded as “salaries expense.” Stock based compensation is reflected as an adjustment to cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows. The Company recognized $353,000, $250,000, and $180,000 of income tax benefits related to stock based compensation expense in the income statement for the years ended December 31, 2011, 2010, and 2009, respectively.

As noted above, certain of the Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. The Company has elected to recognize compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award. Compensation expense is based on the estimated number of stock options and awards that will ultimately vest. Over the past five years, there have only been minimal amounts of forfeitures, and therefore the Company assumes that all options granted without performance conditions will become vested.

The following table presents information regarding the activity since December 31, 2008 related to all of the Company’s stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)	Aggregate Intrinsic Value

Balance at December 31, 2008	828,876	$17.21

Granted	27,000	14.35
Exercised	(73,843)	13.14		$251,000
Forfeited	—	—
Expired	(28,917)	11.52

Balance at December 31, 2009	753,116	$17.73

Granted	—	—
Exercised	(18,667)	10.46		$97,940
Forfeited	(87,536)	16.53
Expired	(4,500)	15.69

Balance at December 31, 2010	642,413	$18.11

Granted	—	—
Exercised	(2,300)	13.30		$6,949
Forfeited	—	—
Expired	(146,247)	15.47

Outstanding at December 31, 2011	493,866	$18.92	3.7	$1,337

Exercisable at December 31, 2011	420,936	$19.31	3.3	$1,337

The Company received $30,000, $171,000, and $393,000 as a result of stock option exercises during the years ended December 31, 2011, 2010, and 2009, respectively. The Company recorded $0, $36,000, and $73,000 in associated tax benefits from the exercise of nonqualified stock options during the years ended December 31, 2011, 2010, and 2009, respectively.

The following table summarizes information about the stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/11	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/11	Weighted- Average Exercise Price

$8.85 to $11.06	2,447	0.5	$10.66	2,447	$10.66
$11.06 to $13.27	—	—	—	—	—
$13.27 to $15.48	54,107	3.9	14.85	54,107	14.85
$15.48 to $17.70	171,582	4.8	16.61	100,652	16.66
$17.70 to $19.91	56,250	3.7	19.65	56,250	19.65
$19.91 to $22.12	209,480	2.9	21.76	207,480	21.77
	493,866	3.7	$18.92	420,936	$19.31

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

The following table presents information regarding the activity during 2009, 2010, and 2011 related to the Company’s outstanding performance units and restricted stock:

	Nonvested Performance Units		Long-Term Restricted Stock
	Number of Units	Weighted- Average Grant-Date Fair Value	Number of Units	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2008	54,225	$16.53	—	$—

Granted during the period	—	—	29,267	$13.59
Vested during the period	—	—	—	—
Forfeited or expired during the period	—	—	—	—

Nonvested at December 31, 2009	54,225	$16.53	29,267	$13.59

Granted during the period	—	—	—	—
Vested during the period	—	—	—	—
Forfeited or expired during the period	(27,112)	16.53	—	—

Nonvested at December 31, 2010	27,113	$16.53	29,267	$13.59

Granted during the period	—	—	7,259	14.54
Vested during the period	(27,022)	16.53	(29,267)	13.59
Forfeited or expired during the period	(91)	16.53	—	—

Nonvested at December 31, 2011	—	$—	7,259	$14.54

Note 16. Regulatory Restrictions

The Company is regulated by the Federal Reserve Board and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the FDIC and the North Carolina Commissioner of Banks.

The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiary, the Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2011, the Bank had undivided profits of approximately $197,681,000 which were available for the payment of dividends (subject to remaining in compliance with regulatory capital requirements). As of December 31, 2011, approximately $199,512,000 of the Company’s investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.

The average reserve balance maintained by the Bank under the requirements of the Federal Reserve Board was approximately $410,000 for the year ended December 31, 2011.

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

In addition to the minimum capital requirements described above, the regulatory framework for prompt corrective action also contains specific capital guidelines applicable to banks for classification as “well capitalized,” which are presented with the minimum ratios, the Company’s ratios and the Bank’s ratios as of December 31, 2011 and 2010 in the following table. Based on the most recent notification from its regulators, the Bank is well capitalized under the framework. There are no conditions or events since that notification that management believes have changed the Company’s classification.

Also see Note 19 for discussion of preferred stock transactions that have affected the Company’s capital ratios.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
			(must equal or exceed)		(must equal or exceed)
As of December 31, 2011
Total Capital Ratio
Company	$355,897	16.72%	$170,329	8.00%	$	N/A	N/A
Bank	354,235	16.65%	170,180	8.00%		212,725	10.00%
Tier I Capital Ratio
Company	329,100	15.46%	85,165	4.00%		N/A	N/A
Bank	327,461	15.39%	85,090	4.00%		127,635	6.00%
Leverage Ratio
Company	329,100	10.21%	128,910	4.00%		N/A	N/A
Bank	327,461	10.17%	128,831	4.00%		161,039	5.00%

As of December 31, 2010
Total Capital Ratio
Company	$351,097	16.57%	$169,493	8.00%	$	N/A	N/A
Bank	330,560	15.62%	169,340	8.00%		211,675	10.00%
Tier I Capital Ratio
Company	324,330	15.31%	84,746	4.00%		N/A	N/A
Bank	303,817	14.35%	84,670	4.00%		127,005	6.00%
Leverage Ratio
Company	324,330	10.28%	126,212	4.00%		N/A	N/A
Bank	303,817	9.63%	126,228	4.00%		157,785	5.00%

Note 17. Supplementary Income Statement Information

Components of other noninterest income/expense exceeding 1% of total income for any of the years ended December 31, 2011, 2010, and 2009 are as follows:

($ in thousands)	2011	2010	2009

Other service charges, commissions, and fees – debit interchange income	$4,757	3,608	2,823
Other service charges, commissions, and fees – other interchange income	1,033	912	980

Other operating expenses – interchange expense	2,042	1,736	1,561
Other operating expenses – stationery and supplies	2,867	2,563	2,181
Other operating expenses – telephone expense	2,127	2,053	1,847
Other operating expenses – FDIC insurance expense	3,008	4,387	5,500
Other operating expenses – repossession and collection – non-covered	3,492	2,138	871
Other operating expenses – repossession and collection – covered, net of FDIC reimbursement and rental income	1,968	2,617	795
Other operating expenses – outside consultants	1,842	1,185	808

Note 18. Condensed Parent Company Information

Condensed financial data for First Bancorp (parent company only) follows:

CONDENSED BALANCE SHEETS	As of December 31,
($ in thousands)	2011	2010
Assets
Cash on deposit with bank subsidiary	$3,324	21,826
Investment in wholly-owned subsidiaries, at equity	388,528	369,107
Premises and Equipment	161	172
Other assets	1,633	1,660
Total assets	$393,646	392,765

Liabilities and shareholders’ equity
Trust preferred securities	$46,394	46,394
Other liabilities	2,102	1,768
Total liabilities	48,496	48,162

Shareholders’ equity	345,150	344,603

Total liabilities and shareholders’ equity	$393,646	392,765

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
($ in thousands)	2011	2010	2009

Dividends from wholly-owned subsidiaries	$9,500	26,250	13,250
Earnings of wholly-owned subsidiaries, net of dividends	5,862	(14,536)	49,024
Interest expense	(1,041)	(1,054)	(1,356)
All other income and expenses, net	(679)	(678)	(659)
Net income	13,642	9,982	60,259

Preferred stock dividends and accretion	(6,166)	(4,107)	(3,972)

Net income available to common shareholders	$7,476	5,875	56,287

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
($ in thousands)	2011	2010	2009

Operating Activities:
Net income	$13,642	9,982	60,259
Equity in undistributed earnings of subsidiaries	(5,862)	—	(49,024)
Dividend from subsidiaries in excess of earnings	—	14,536	—
Decrease in other assets	38	32	72
Increase (decrease) in other liabilities	(62)	17	(349)
Total – operating activities	7,756	24,567	10,958
Investing Activities:
Downstream cash investment in subsidiary	(16,250)	—	(45,000)
Cash proceeds from dissolution of subsidiary	—	706	—
Total – investing activities	(16,250)	706	(45,000)
Financing Activities:
Repayments of borrowings, net	—	—	(20,000)
Payment of preferred and common cash dividends	(8,237)	(8,609)	(9,908)
Proceeds from issuance of preferred stock	63,500	—	65,000
Redemption of preferred stock	(65,000)	—	—
Proceeds from issuance of common stock	881	840	1,505
Repurchases of common stock	(228)	—	—
Repurchase of common stock warrants	(924)	—	—
Total - financing activities	(10,008)	(7,769)	36,597
Net increase (decrease) in cash	(18,502)	17,504	2,555
Cash, beginning of year	21,826	4,322	1,767
Cash, end of year	$3,324	21,826	4,322

Note 19. Participation in the U.S. Treasury Capital Purchase Program and Small Business Lending Fund

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

Under the terms of the stock purchase agreement, the Treasury received (i) 65,000 shares of fixed rate cumulative perpetual preferred stock with a liquidation value of $1,000 per share and (ii) a warrant to purchase 616,308 shares of the Company’s common stock, no par value, in exchange for $65 million. As discussed below, the Company redeemed this preferred stock in the third quarter of 2011 and repurchased the common stock warrant in the fourth quarter of 2011.

The Series A preferred stock qualified as Tier 1 capital and its terms required cumulative dividends at a rate of 5% for the first five years, and 9% thereafter.

The warrant had a 10-year term and became immediately exercisable upon its issuance, with an exercise price equal to $15.82 per share.

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

On September 1, 2011, the Company redeemed the 65,000 shares of outstanding Series A preferred stock from the U.S. Treasury for a redemption price of $65 million, plus unpaid dividends. The Company funded the majority of this transaction by simultaneously issuing Series B preferred stock to the Treasury as part of the Small Business Lending Fund (see below).

Due to the redemption of the preferred stock, the Company accreted the remaining discount of $2.3 million during the third quarter of 2011, which resulted in total discount accretion for 2011 of $2.9 million, which compared to $0.9 million recorded in 2010 and $0.8 million in 2009. Preferred stock discount accretion is deducted from net income in computing “Net income available to common shareholders.”

In November 2011, the Company repurchased the outstanding common stock warrant from the Treasury for $1.50 per common share, or a total of $924,000.

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

The Series B preferred stock qualifies as Tier 1 capital. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the Series B preferred stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QBSL”. For the first nine quarters after issuance, the dividend rate can range from one percent (1%) to five percent (5%) per annum based upon the increase in QBSL as compared to the baseline. For the two quarters subsequent to the issuance in 2011, the Company paid a dividend rate of 5%. Based upon an increase in the level of QBSL over the baseline level calculated under the terms of the related purchase agreement, the dividend rate for the next dividend period (which will end on March 31, 2012) is expected to be 4.8%, subject to confirmation by Treasury. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of QBSL compared to the baseline. After four and one half years from the issuance, the dividend rate will increase to nine percent (9%). Subject to regulatory approval, the Company is generally permitted to redeem the Series B preferred shares at par plus unpaid dividends.

There was no discount recorded related to the SBLF preferred stock (because no warrants were issued in connection with this preferred stock issuance), and therefore there will be no future amounts recorded for preferred stock discount accretion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First Bancorp

Troy, North Carolina

We have audited the accompanying consolidated balance sheets of First Bancorp and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Elliott Davis, PLLC

Greenville, South Carolina
March 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First Bancorp

Troy, North Carolina

We have audited the internal control over financial reporting of First Bancorp and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Elliott Davis, PLLC

Greenville, South Carolina
March 14, 2012

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2011.

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

Elliott Davis, PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2011, and audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2011, as stated in their report, which is included in Item 8 hereof.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during, or subsequent to, the fourth quarter of 2011 that were reasonably likely to materially affect our internal control over financial reporting.

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

3.a	Articles of Incorporation of the Company and amendments thereto were filed as Exhibits 3.a.i through 3.a.v to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 13, 2009, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1.b to the Company’s Registration Statement on Form S-3D filed on June 29, 2010, and are incorporated herein by reference. Articles of Amendment to the Articles of Incorporation were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and are incorporated herein by reference.

3.b	Amended and Restated Bylaws of the Company were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 23, 2009, and are incorporated herein by reference.

4.a	Form of Common Stock Certificate was filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.

4.b	Form of Certificate for Series B Preferred Stock was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

10	Material Contracts

10.a	First Bancorp Annual Incentive Plan was filed as Exhibit 10(a) to the Form 8-K filed on February 2, 2007 and is incorporated herein by reference. (*)

10.b	Indemnification Agreement between the Company and its Directors and Officers was filed as Exhibit 10(t) to the Registrant's Registration Statement Number 33-12692, and is incorporated herein by reference.

10.c	First Bancorp Senior Management Supplemental Executive Retirement Plan was filed as Exhibit 10.1 to the Company's Form 8-K filed on December 22, 2006, and is incorporated herein by reference. (*)

10.d	First Bancorp 1994 Stock Option Plan was filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference. (*)

10.e	First Bancorp 2004 Stock Option Plan was filed as Exhibit B to the Registrant's Form Def 14A filed on March 30, 2004 and is incorporated herein by reference. (*)

10.f	First Bancorp 2007 Equity Plan was filed as Appendix B to the Registrant's Form Def 14A filed on March 27, 2007 and is incorporated herein by reference. (*)

10.g	Employment Agreement between the Company and Anna G. Hollers dated August 17, 1998 was filed as Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference (Commission File Number 000-15572). (*)

10.h	Employment Agreement between the Company and Teresa C. Nixon dated August 17, 1998 was filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference (Commission File Number 000-15572). (*)

10.i	Employment Agreement between the Company and Eric P. Credle dated August 17, 1998 was filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is incorporated herein by reference (Commission File Number 333-71431).(*)

10.j	Employment Agreement between the Company and John F. Burns dated September 14, 2000 was filed as Exhibit 10.w to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and is incorporated herein by reference. (*)

10.k	Employment Agreement between the Company and R. Walton Brown dated January 15, 2003 was filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and is incorporated herein by reference. (*)

10.l	Amendment to the employment agreement between the Company and R. Walton Brown dated March 8, 2005 was filed as Exhibit 10.n to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference. (*)

10.m	Employment Agreement between the Company and Jerry L. Ocheltree was filed as Exhibit 10.1 to the Form 8-K filed on January 25, 2006, and is incorporated herein by reference. (*)

10.n	First Bancorp Long Term Care Insurance Plan was filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and is incorporated by reference. (*)

10.o	Advances and Security Agreement with the Federal Home Loan Bank of Atlanta dated February 15, 2005 was attached as Exhibit 99(a) to the Form 8-K filed on February 22, 2005, and is incorporated herein by reference.

10.p	Form of Stock Option and Performance Unit Award Agreement was filed as Exhibit 10 to the Company’s Form 8-K filed on June 23, 2008 and is incorporated herein by reference. (*)

10.q	Description of Director Compensation pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K .

10.r	Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Cooperative Bank, Federal Deposit Insurance Corporation and First Bank dated as of June 19, 2009 was filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 24, 2009, and is incorporated herein by reference.

10.s	Form of Restricted Stock Award Agreement under the First Bancorp 2007 Equity Plan was filed as Exhibit 10.u to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and is incorporated herein by reference. (*)

10.t	First Bancorp Employees’ Pension Plan, including amendments, was filed as Exhibit 10.v to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and is incorporated herein by reference. (*)

10.u	Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of The Bank of Asheville, Federal Deposit Insurance Corporation and First Bank, dated as of January 21, 2011, was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2011, and is incorporated herein by reference.

10.v	Securities Purchase Agreement, dated September 1, 2011, between First Bancorp and the Secretary of the Treasury, with respect to the issuance and sale of Series B Preferred Stock, was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, and is incorporated herein by reference.

10.w	Repurchase Letter Agreement, dated September 1, 2011, between First Bancorp and the United States Department of the Treasury, with respect to the repurchase and redemption of the Series A Preferred Stock, was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 6, 2011 and is incorporated herein by reference.

10.x	Purchase and Assumption Agreement among Waccamaw Bank and Waccamaw Bankshares, Inc. and First Bank, dated as of October 21, 2011, was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2011, and is incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges.

21	List of Subsidiaries of Registrant was filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and is incorporated herein by reference. (*)

23	Consent of Independent Registered Public Accounting Firm, Elliott Davis, PLLC

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. (1)

(b)	Exhibits - see (a)(3) above

(c)	No financial statement schedules are filed herewith.

Copies of exhibits are available upon written request to: First Bancorp, Anna G. Hollers, Executive Vice President, P.O. Box 508, Troy, NC 27371

(1)	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Troy, and State of North Carolina, on the 15th day of March 2012.

First Bancorp

By: /s/ Jerry L. Ocheltree

Jerry L. Ocheltree

President, Chief Executive Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Company by the following persons and in the capacities and on the dates indicated.

Executive Officers

/s/ Jerry L. Ocheltree

Jerry L. Ocheltree

President, Chief Executive Officer and Treasurer

/s/ Anna G. Hollers Anna G. Hollers Executive Vice President Chief Operating Officer / Secretary March 15, 2012	/s/ Eric P. Credle Eric P. Credle Executive Vice President Chief Financial Officer (Principal Accounting Officer) March 15, 2012

Board of Directors

/s/ Thomas F. Phillips Thomas F. Phillips Chairman of the Board Director March 15, 2012	/s/ James G. Hudson, Jr. James G. Hudson, Jr. Director March 15, 2012

/s/ Daniel T. Blue, Jr. Daniel T. Blue, Jr. Director March 15, 2012	/s/ Richard H. Moore Richard H. Moore Director March 15, 2012

/s/ Jack D. Briggs Jack D. Briggs Director March 15, 2012	/s/ Jerry L. Ocheltree Jerry L. Ocheltree Director March 15, 2012

/s/ R. Walton Brown R. Walton Brown Director March 15, 2012	/s/ George R. Perkins, Jr. George R. Perkins, Jr. Director March 15, 2012

/s/ David L. Burns David L. Burns Director March 15, 2012	/s/ Frederick L. Taylor II Frederick L. Taylor II Director March 15, 2012

/s/ John F. Burns John F. Burns Director March 15, 2012	/s/ Virginia C. Thomasson Virginia C. Thomasson Director March 15, 2012

/s/ Mary Clara Capel Mary Clara Capel Director March 15, 2012	Goldie H. Wallace Director March 15, 2012

/s/ James C. Crawford, III James C. Crawford, III Director March 15, 2012	/s/ Dennis A. Wicker Dennis A. Wicker Director March 15, 2012

/s/ R. Winston Dozier, Jr. R. Winston Dozier, Jr. Director March 15, 2012	/s/ John C. Willis John C. Willis Director March 15, 2012

